Form 10-Q
period 1995-01-31
MAXWELL LABORATORIES INC /DE/
filed 1995-03-16
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549




                             FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 1995      Commission file Number 0-10964

                      MAXWELL LABORATORIES, INC.

                    Delaware    IRS ID# 95-2390133
                        8888 Balboa Avenue,
                     San Diego, California  92123
                       Telephone  (619) 279-5100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        YES [X]        NO [ ]

     As of February 28, 1995 Registrant had only one class of common stock of which there were 2,674,973 shares outstanding.

PART I - FINANCIAL STATEMENTS

                       Maxwell Laboratories, Inc.

                  Consolidated Condensed Balance Sheet
                            (in thousands)

                                  Assets
                                  ______
                                                      January 31,   July 31,
                                                         1995         1994
                                                       _________    _________
                                                      (Unaudited)     (Note)
Current Assets:
    Cash and cash equivalents                          $   1,724    $   4,579
    Accounts receivable - net                             15,375       16,023
    Inventories:
        Finished products                                  1,111        1,052
        Work in process                                    3,063        2,438
        Parts and raw materials                            4,695        4,118
                                                       _________    _________
                                                           8,869        7,608
    Recoverable income taxes                                  --           64
    Prepaid expenses                                         755          512
    Deferred income taxes                                  3,135        3,135
                                                       _________    _________
       	Total current assets                              29,858       31,921

Property, plant and equipment - net                       20,696       20,981
Deposits and other assets                                  1,370        1,420
                                                       _________    _________
                                                       $  51,924    $  54,322
                                                       =========    =========


                Liabilities and Shareholders' Equity
                ____________________________________

Current Liabilities:
    Accounts payable                                   $   8,039    $   9,925
    Accrued employee compensation                          2,565        2,936
    Income taxes payable                                      25           --
    Current portion of long-term debt                        908          969
                                                       _________    _________
       Total current liabilities                          11,537       13,830

Long-term debt                                             2,341        2,797
Deferred income taxes                                      1,030        1,030
Minority interest and additional amounts contributed       1,496        1,705

Shareholders' equity:
    Common stock                                             267          267
    Additional paid-in capital                            18,802       18,802
    Retained earnings                                     16,451       15,891
                                                       _________    _________
                                                          35,520       34,960
                                                       _________    _________
                                                       $  51,924    $  54,322
                                                       =========    =========

Note: The Balance Sheet at July 31, 1994 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.


PART I - FINANCIAL STATEMENTS, continued

                    Maxwell Laboratories, Inc.

         Consolidated Condensed Statement of Income -  (Unaudited)
                (in thousands except per share data)


                                                            Three Months
                                                          Ended January 31,
                                                       ______________________
                                                         1995          1994
                                                       _________    _________
Sales                                                  $  17,630    $  20,142

Costs and expenses:
    Cost of sales                                         13,046       15,817
    Research and development expenses                        936        1,318
    Selling, administrative and general expenses           3,371        3,331
    Loss on closing of Brobeck division                       --        1,018
    Other - net                                              (98)        (233)
                                                       _________    _________
                                                          17,255       21,251
                                                       _________    _________

       Income (loss) before income taxes
          and minority interest                              375       (1,109)

Income taxes (credit)                                        121         (444)
                                                       _________    _________
                                                             254         (665)

Minority interest in net income of subsidiary                 17           29
                                                       _________    _________

       Net income (loss)                               $     237    $    (694)
                                                       =========    =========


Primary earnings (loss) per share of common stock      $     .09    $    (.26)
                                                       =========    =========

Weighted average number of shares                      2,677,000    2,675,000
                                                       =========    =========

Note: Primary earnings per share is based upon weighted average number of shares of common stock outstanding and all dilutive stock options. Per share amounts are unchanged on a fully dilutive basis.


See notes to consolidated condensed financial statements.


PART I - FINANCIAL STATEMENTS, continued


                        Maxwell Laboratories, Inc.

       Consolidated Condensed Statement of Income -  (Unaudited)
                  (in thousands except per share data)


                                                           Six Months
                                                         Ended January 31,
                                                       ______________________
                                                         1995          1994
                                                       _________    _________
Sales                                                  $  35,548    $  40,735

Costs and expenses:
    Cost of sales                                         25,992       32,089
    Research and development expenses                      2,290        2,390
    Selling, administrative and general expenses           6,560        6,782
    Loss on closing of Brobeck division                       --        1,018
    Other - net                                             (183)        (396)
                                                       _________    _________
                                                          34,659       41,883
                                                       _________    _________

       Income (loss) before income taxes
          and minority interest                              889       (1,148)

Income taxes (credit)                                        284         (514)
                                                       _________    _________
                                                             605         (634)

Minority interest in net income of subsidiary                 45           49
                                                       _________    _________

       Net income (loss)                               $     560    $    (683)
                                                       =========    =========


Primary earnings (loss) per share of common stock      $     .21    $    (.26)
                                                       =========    =========

Weighted average number of shares                      2,678,000    2,675,000
                                                       =========    =========

Note: Primary earnings per share is based upon weighted average number of shares of common stock outstanding and all dilutive stock options. Per share amounts are unchanged on a fully dilutive basis.


See notes to consolidated condensed financial statements.


PART I - FINANCIAL STATEMENTS, continued

                    Maxwell Laboratories, Inc.

        Consolidated Condensed Statement of Cash Flows - (Unaudited)
                        (in thousands)


                                                            Six Months
                                                         Ended January 31,
                                                       ______________________
                                                         1995          1994
                                                       _________    _________
OPERATING ACTIVITIES
  Net income (loss)                                    $     560    $    (683)
  Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Depreciation and amortization                       1,433        1,866
       Minority interest in net income of subsidiary          45           49
       Changes in operating assets and
       	 liabilities - net                                (2,974)      (3,222)
                                                       _________    _________
         NET CASH USED IN
            OPERATING ACTIVITIES                            (936)      (1,990)
                                                       _________    _________

INVESTING ACTIVITIES
  Purchases of property and equipment                     (1,402)      (1,920)
                                                       _________    _________
         NET CASH USED IN
            INVESTING ACTIVITIES                          (1,402)      (1,920)
                                                       _________    _________

FINANCING ACTIVITIES
  Principal payments on long-term debt                      (517)        (686)
  Proceeds from issuance of Company stock                     --            2
                                                       _________    _________
         NET CASH USED IN
            FINANCING ACTIVITIES                            (517)        (684)
                                                       _________    _________

         DECREASE IN CASH AND
            CASH EQUIVALENTS                              (2,855)      (4,594)
						                                                 _________    _________

  Cash and cash equivalents at beginning of period         4,579        4,651
                                                       _________    _________

         CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                           $   1,724    $      57
                                                       =========    =========


See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

    The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at January 31, 1995 and the results of operations for the three and six month periods then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1994 audited financial statements included in its Proxy Statement for the 1994 Annual Meeting of Shareholders. Interim results are not necessarily indicative of those to be expected for the full year.

    The consolidated financial statements include the accounts of Maxwell Laboratories, Inc., and its majority-owned subsidiary, PurePulse
Technologies, Inc. (formerly Foodco Corporation). All significant intercompany transactions and account balances are eliminated in consolidation.

    In January 1991, the California Department of Toxic Substances Control, or DTSC, notified the Company that it had been identified as one of a number of "potentially responsible parties" with respect to alleged hazardous substances released into the environment at a recycling facility in San
Diego County. Although the Company was not involved in the transport or disposal of the substances, Maxwell remains a potentially responsible party under California and Federal "Superfund" laws. In 1992, the Company and approximately 40 other potentially responsible parties signed a consent order which had been negotiated with the DTSC, agreeing to pay $4 million of the $7.9 million response costs previously incurred, and to pay for certain future site investigations and interim response actions outlined in the consent order. The currently estimated cost of such activities is $9.1 million, and the Company's share of the cost, as allocated by the parties to the consent order, is currently estimated at approximately 7.0%. The eventual cost of all removal and remediation activities, for which the Company and the other potentially responsible parties will share in additional reimbursements to the State, is currently estimated to be in the range of $15 - $20 million. On the basis of amounts accrued by the Company, it is management's opinion that any additional liability resulting from this situation will not have a material effect on the Company's financial statements. There have been no material developments on this matter since the date of issuance of the Company's audited financial statements for the year ended July 31, 1994.

    Backlog of unfilled orders at January 31, 1995 was $82.1 million, of which $36.5 million is fully funded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL POSITION


Results of Operations
- ---------------------

    Sales for the quarter ended January 31, 1995 were $17,630,000, a 12% decrease compared to the $20,142,000 for the same period one year ago. Six-month sales were $35,548,000, a 13% decrease compared to the $40,735,000 for last year's first six months. These decreases occurred in the Company's technology programs and services (TPS) business segment. Sales of commercial, industrial and scientific products (CIS) increased slightly, as described in the paragraphs below.

    CIS sales for the second quarter were $10,356,000, an increase of approximately $300,000, or 3%, compared to last year's second quarter. Six-month CIS sales were $19,214,000, an increase of approximately $700,000, or 4%, compared to the same period last year. Masking larger increases at several of the operations is the wind-down of work and delivery to the customer of a large, turnkey capacitor bank system which substantially boosted CIS sales during most of fiscal 1994, including last year's first six months. The Company does not have a similar large project in the first six months of this fiscal year. For both the second quarter and the six-month period, the increase in CIS revenues is primarily the result of increased sales of I-Bus division PC-based computers and components. The PurePulse Technologies subsidiary and the new networked information solutions group at S-Cubed also made contributions to the increase for both periods. While these are positive results compared to the prior year, it should be noted when making such comparisons that fluctuations upward or downward occur from time to time in several of the Company's product groups.

    TPS sales for the second quarter were $7,274,000, a decrease of approximately $2,900,000, or 28%, compared to the prior year. Six-month TPS sales were $16,334,000, a decrease of approximately $5,900,000, or 27%, compared to last year's six-month period. Continuing declines in the Company's Defense business base are still negatively impacting the Balboa and S-Cubed divisions. In addition, at Balboa, several large technology system programs substantially completed in the prior year have not been replaced with similarly sized additional projects. Also, at S-Cubed, a large multi-year defense R & D contract began to wind down in the last half of the prior year. While a follow-on contract was awarded to S-Cubed, funding for follow-on work is just now being received at levels comparable to the first half of last year.

    Cost of sales for the second quarter was $13,046,000 or 74.0% of sales, as compared to $15,817,000 or 78.5% of sales for the same period last year.
For the six-months, cost of sales was $25,992,000, or 73.1% of sales, as compared to the prior year's $32,089,000, or 78.8% of sales. Overall, a reduction in overhead costs, primarily attributable to cost reduction measures taken in the last half of fiscal 1994, contributed to the decrease in the cost of sales percentage. CIS cost of sales as a percent of sales for both the quarter and year-to-date were lower due to improved margins on systems and changes in the product mix, primarily from greater sales volume at the I-Bus operation. The TPS cost of sales percentage for both the quarter and year-to-date was greater last year primarily as a result of the greater activity in fiscal 1994 on the previously mentioned S-Cubed defense R & D contract, which has lower than typical profit margins.

    Research and development expenses were $936,000 for the second quarter, compared to $1,318,000 for last year's second quarter. For the six months these expenses were $2,290,000 as compared to $2,390,000 for the same period last year. These decreases are primarily attributable to the overall decrease in Defense-related proposal requests in the Balboa and S-Cubed divisions. Partially offsetting such decreases are the increased expenditures at the S-Cubed division for commercialization efforts with respect to technologies and software know-how originally developed for Defense applications.

    Selling, administrative and general expenses in the second quarter were $3,371,000, or 19.1% of sales, compared to $3,331,000, or 16.5% of sales, in the prior year's second quarter. For the six months, these expenses were $6,560,000, or 18.5% of sales, compared to $6,782,000, or 16.6% of sales, one year ago. Aggressive marketing efforts for commercial products at the PurePulse subsidiary, and I-Bus and Business Systems divisions, maintained the expenditures for these costs at the same dollar levels as 1994. The increase in selling, administrative and general expenses as a percentage of sales is primarily attributable to the sales decline discussed in the TPS paragraph, above.

    Other-net for the three and six months ended January 31, 1995 was income of $98,000 and $183,000, respectively, compared to $233,000 and $396,000 for the comparable periods last year. These decreases reflect the additional interest expense on the $2.5 million term bank loan obtained in the third quarter of last year to finance construction of building improvements for a new chemical analytical services laboratory in a Company-owned facility and to make general improvements to other owned facilities.

    As a result of the above factors, net income for the three months ended January 31, 1995 was $237,000, as compared to a net loss of $694,000 for the same period one year ago. For the six months, the current year income of $560,000 compares to a net loss of $683,000 in the prior year. In January of 1994, the Company recorded a pre-tax write-off of $1,018,000 to recognize the costs of terminating the Brobeck division and its operations, which contributed substantially to the second quarter and year-to-date losses last year.


Liquidity and Capital Resources
- -------------------------------

    The ratio of current assets to current liabilities was  2.6 to 1 at January
31, 1995, compared to 2.3 to 1 at the end of fiscal year 1994.   Management
believes that funds on hand and those generated by future operations and available through its bank line of credit of $7.5 million will be sufficient to finance working capital and currently projected capital expenditure requirements.


PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

    The Registrant's Annual Meeting of Shareholders was held on December
13, 1994.  At the meeting, Lewis J. Colby, Jr., Donn A. Starry, and Henry
F. Owsley were reelected as Class II directors for terms expiring at the 1997 Annual Meeting of Shareholders. In addition, directors Adolphe G.
Gueymard, Thomas B. Hayward, John W. Weil, Alan C. Kolb, Karl M.
Samuelian, Kedar D. Pyatt, Jr., and Sean M. Maloy continue to serve as directors with terms expiring at the 1995 and 1996 Annual Meetings of Shareholders.

    In addition, the Registrant's shareholders approved the adoption of the Company's 1994 Employee Stock Purchase Plan and the Company's 1994
Director Stock Purchase Plan. A maximum of 200,000 shares and 50,000 shares have been authorized for purchase by employees and directors, respectively, under the approved plans.

    The following number of votes were cast "for" and to "withhold authority to vote for" on the election of the three directors elected as Class II directors at the meeting:

Lewis J. Colby, Jr.  For:  2,424,995           Withhold Authority:  71,696
                           _________                               _______

Donn A. Starry       For:  2,424,725           Withhold Authority:  71,966
                           _________                               _______

Henry F. Owsley      For:  2,424,383           Withhold Authority:  72,308
                           _________                               _______

    The vote on the approval of the Company's 1994 Employee Stock Purchase Plan and 1994 Director Stock Purchase Plan was as follows:

1994 Employee Stock Purchase Plan
_________________________________

For:   1,504,728
Against:  98,162
Abstain: 163,479

1994 Director Stock Purchase Plan
_________________________________

For:   1,663,809
Against: 123,244
Abstain: 152,968


Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

         (a)  Exhibits
              ________

              No exhibits are included with the Form 10-Q for the period ended January 31, 1995.

         (b)  Reports on Form 8-K
              ___________________

              No reports on Form 8-K were filed during the quarter ended January 31, 1995.



			       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				   MAXWELL LABORATORIES, INC.



March 16, 1995                     Gary J. Davidson
Date                               Gary Davidson, Chief Financial Officer
                                      and Authorized Officer