Form 10-Q/A
period 1995-01-31
MAXWELL LABORATORIES INC /DE/
filed 1995-04-27
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549




                     FORM 10-Q (Amendment No. 1)

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

         (a)  Exhibits
              ________

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K
              ___________________

              No reports on Form 8-K were filed during the quarter ended January 31, 1995.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAXWELL LABORATORIES, INC.



April 26, 1995                     Gary J. Davidson
Date                               Gary Davidson, Chief Financial Officer
                                      and Authorized Officer