Form 10-Q
period 1995-04-30
MAXWELL LABORATORIES INC /DE/
filed 1995-06-13
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549




                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended April 30, 1995      Commission File Number 0-10964



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


                            YES [X]        NO [ ]

     As of May 31, 1995 Registrant had only one class of common stock of which there were 2,676,060 shares outstanding.

PART I - FINANCIAL STATEMENTS

                          Maxwell Laboratories, Inc.

                     Consolidated Condensed Balance Sheet
                               (in thousands)

                                   Assets
                                   ______
                                                       April 30,    July 31,
                                                         1995         1994
                                                       _________    _________
                                                      (Unaudited)     (Note)
Current Assets:
    Cash and cash equivalents                          $   2,442    $   4,579
    Accounts receivable - net                             12,701       16,023
    Inventories:
        Finished products                                  1,244        1,052
        Work in process                                    3,670        2,438
        Parts and raw materials                            4,584        4,118
                                                       _________    _________
                                                           9,498        7,608
    Recoverable income taxes                                 401           64
    Prepaid expenses                                         739          512
    Deferred income taxes                                  3,135        3,135
                                                       _________    _________
        Total current assets                              28,916       31,921

Property, plant and equipment - net                       20,489       20,981
Deposits and other assets                                  1,139        1,420
                                                       _________    _________
                                                       $  50,544    $  54,322
                                                       =========    =========


                       Liabilities and Shareholders' Equity
                       ____________________________________

Current Liabilities:
    Accounts payable                                   $   7,331    $   9,925
    Accrued employee compensation                          2,715        2,936
    Current portion of long-term debt                        908          969
                                                       _________    _________
       Total current liabilities                          10,954       13,830

Long-term debt                                             2,114        2,797
Deferred income taxes                                      1,030        1,030
Minority interest and additional amounts contributed       1,390        1,705

Shareholders' equity:
    Common stock                                             267          267
    Additional paid-in capital                            18,802       18,802
    Retained earnings                                     15,987       15,891
                                                       _________    _________
                                                          35,056       34,960
                                                       _________    _________
                                                       $  50,544    $  54,322
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


PART I - FINANCIAL STATEMENTS, continued

                           Maxwell Laboratories, Inc.

            Consolidated Condensed Statement of Income -  (Unaudited)
                      (in thousands except per share data)


                                                            Three Months
                                                           Ended April 30,
                                                       ______________________
                                                         1995          1994
                                                       _________    _________
Sales                                                  $  17,468    $  22,480

Costs and expenses:
    Cost of sales                                         13,683       17,289
    Research and development expenses                      1,375        1,085
    Selling, administrative and general expenses           3,531        3,482
    Other - net                                             (324)         142
                                                       _________    _________
                                                          18,265       21,998
                                                       _________    _________

       Income (loss) before income taxes
          and minority interest                             (797)         482

Income taxes (credit)                                       (354)         155
                                                       _________    _________
                                                            (443)         327

Minority interest in net income of subsidiary                 21            7
                                                       _________    _________

       Net income (loss)                               $    (464)   $     320
                                                       =========    =========


Primary earnings (loss) per share of common stock      $    (.17)   $     .12
                                                       =========    =========

Weighted average number of shares                      2,675,000    2,681,000
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


PART I - FINANCIAL STATEMENTS, continued


                           Maxwell Laboratories, Inc.

            Consolidated Condensed Statement of Income -  (Unaudited)
                      (in thousands except per share data)


                                                            Nine Months
                                                           Ended April 30,
                                                       ______________________
                                                         1995          1994
                                                       _________    _________
Sales                                                  $  53,016    $  63,215

Costs and expenses:
    Cost of sales                                         39,675       49,378
    Research and development expenses                      3,665        3,475
    Selling, administrative and general expenses          10,091       10,264
    Loss on closing of Brobeck division                       --        1,018
    Other - net                                             (507)        (254)
                                                       _________    _________
                                                          52,924       63,881
                                                       _________    _________

       Income (loss) before income taxes
          and minority interest                               92         (666)

    Income tax credit                                        (70)        (359)
                                                       _________    _________
                                                             162         (307)

Minority interest in net income of subsidiary                 66           56
                                                       _________    _________

       Net income (loss)                               $      96    $    (363)
                                                       =========    =========


Primary earnings (loss) per share of common stock      $     .04    $    (.14)
                                                       =========    =========

Weighted average number of shares                      2,677,000    2,685,000
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


PART I - FINANCIAL STATEMENTS, continued

                           Maxwell Laboratories, Inc.

            Consolidated Condensed Statement of Cash Flows - (Unaudited)
                                (in thousands)


                                                            Nine Months
                                                           Ended April 30,
                                                       ______________________
                                                         1995          1994
                                                       _________    _________
OPERATING ACTIVITIES
  Net income (loss)                                    $      96    $    (363)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                       2,149        2,591
       Minority interest in net income of subsidiary          66           56
       Changes in operating assets and
         liabilities - net                                (1,666)      (2,022)
                                                       _________    _________
         NET CASH PROVIDED BY
            OPERATING ACTIVITIES                             645          262
                                                       _________    _________

INVESTING ACTIVITIES
  Purchases of property and equipment                     (2,038)      (3,555)
                                                       _________    _________
         NET CASH USED IN
            INVESTING ACTIVITIES                          (2,038)      (3,555)
                                                       _________    _________

FINANCING ACTIVITIES
  Principal payments on long-term debt                      (744)      (1,013)
  Proceeds from long-term borrowing                           --        2,500
  Proceeds from issuance of Company stock                     --            2
                                                       _________    _________
         NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                            (744)       1,489
                                                       _________    _________

         DECREASE IN CASH AND
            CASH EQUIVALENTS                              (2,137)      (1,804)

  Cash and cash equivalents at beginning of period         4,579        4,651
                                                       _________    _________

         CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                           $   2,442    $   2,847
                                                       =========    =========


See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

    The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at April 30, 1995 and the results of operations for the three and nine month periods then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1994 audited financial statements included in its Proxy Statement for the 1994 Annual Meeting of Shareholders. Interim results are not necessarily indicative of those to be expected for the full year.

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

    Backlog of unfilled orders at April 30, 1995 was $77.8 million, of which $41.1 million is fully funded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL POSITION

Results of Operations
- ---------------------

    Sales for the quarter ended April 30, 1995 were $17,468,000, a 22% decrease compared to the $22,480,000 for the same period one year ago. Nine-month sales were $53,016,000, a 16% decrease compared to the $63,215,000 for last year's first nine months. These decreases occurred primarily in the Company's technology programs and services (TPS) business segment. Sales of commercial, industrial and scientific products (CIS) also decreased, to a lesser extent, in this year's third quarter, as described in the paragraphs below.

    CIS sales for the third quarter were $10,367,000, a decrease of approximately $1,200,000, or 11%, compared to last year's third quarter. Nine-month CIS sales were $29,581,000, a decrease of approximately $500,000, or 2%, compared to the same period last year. A major factor for both the quarter and year-to-date decrease is the completion early this year of a large, turnkey capacitor bank system, which substantially boosted CIS sales during most of fiscal 1994, including last year's first nine months. The Company does not have a similar large project in the first nine months of this fiscal year, resulting in a revenue difference of over $4,000,000 for the nine months, and $1,300,000 for the third quarter. For the nine month period, the reduction described above has nearly been offset by increased sales at the I-Bus division, along with higher sales volumes at the PurePulse Technologies subsidiary and the new networked information solutions group at the S-Cubed division. This new S-Cubed group, called MINDS, for Maxwell Integrators of Networked Distributed Solutions, currently has two long-term fixed-price contracts, one of which should be completed in the first quarter of next fiscal year, and the other one scheduled for completion in fiscal 1997. It should be noted when making such comparisons that fluctuations upward or downward occur from time to time in several of the Company's product groups.

    TPS sales for the third quarter were $7,101,000, a decrease of approximately $3,800,000, or 35%, compared to the prior year. Nine-month TPS sales were $23,435,000, a decrease of approximately $9,700,000, or 29%, compared to last year's first nine months. These decreases reflect continuing declines in the Company's Defense business base, and the declines are negatively impacting operations at both the Balboa and S-Cubed divisions. In addition, at Balboa, several large technology system programs substantially completed in the prior year have not been replaced with similarly sized additional projects. Also, at S-Cubed, the third quarter was impacted by a reduced flow of samples into the chemical analytical services laboratory. The sample flow has picked-up again as of the beginning of the fourth quarter.

    Cost of sales for the third quarter was $13,683,000, or 78.3% of sales, as compared to $17,289,000, or 76.9% of sales, for the same period last year.
For the nine-months, cost of sales was $39,675,000, or 74.8% of sales, as compared to the prior year's $49,378,000, or 78.1% of sales. In March of 1994, the Company took cost reduction measures which reduced overhead costs. This is the primary factor contributing to the decrease in cost of sales as a percent of sales for the year-to-date as compared to last year's first nine months. Since the reduction occurred last March, there is not as significant an impact on this year's third quarter as compared to the same three months last year. In addition, there was a shift in the sales mix in this year's third quarter compared to the first two quarters of the year. That is, certain product and chemical analytical services sales, with their typically higher gross profit margins, declined, as described above. Combined with the reduced overall sales level in the quarter, this resulted in an increase in the cost of sales percentage for the three months as compared to both the first two quarters of this year and the same period in the prior year.

    Research and development expenses were $1,375,000 for the third quarter, compared to $1,085,000 for last year's third quarter. For the nine months these expenses were $3,665,000 as compared to $3,475,000 for the same period last year. These increases are primarily attributable to the increased expenditures at the S-Cubed division for commercialization efforts with respect to technologies and software know-how originally developed for Defense applications.

    Selling, administrative and general expenses in the third quarter were $3,531,000, or 20.2% of sales, compared to $3,482,000, or 15.5% of sales, in the prior year's third quarter. For the nine months, these expenses were $10,091,000, or 19.0% of sales, compared to $10,264,000, or 16.2% of sales, one year ago. Aggressive marketing efforts for commercial products at the PurePulse subsidiary and I-Bus division maintained the expenditures for these efforts at similar dollar levels as in 1994. The increase in selling, administrative and general expenses as a percentage of sales is primarily attributable to the sales decline discussed in the TPS paragraph above.

    Other-net for the three and nine months ended April 30, 1995 was income of $324,000 and $507,000, respectively, compared to expense of $142,000 and income of $254,000 for the comparable periods last year. The greater amount of income is primarily attributable to the completion of accruals last year for payments under a covenant-not-to-compete with the former owners of I-Bus, and due to interest earned this year on various tax recoveries.

    As a result of the above factors, the net loss for the three months ended April 30, 1995 was $464,000, as compared to net income of $320,000 for the same period one year ago. For the nine months, the current year income of $96,000 compares to a net loss of $363,000 in the prior year. In January of 1994, the Company recorded a pre-tax write-off of $1,018,000 to recognize the costs of terminating the Brobeck division and its operations, which contributed substantially to year-to-date losses last year.


Liquidity and Capital Resources
- -------------------------------

    The ratio of current assets to current liabilities was 2.6 to 1 at April
30, 1995, compared to 2.3 to 1 at the end of fiscal year 1994.   Management
believes that funds on hand and those generated by future operations and available through its bank line of credit of $7.5 million will be sufficient to finance working capital and currently projected capital expenditure requirements.



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
	 ________________________________

	 (a)  Exhibits
	      ________

	      Exhibit 27 - Financial Data Schedule.

	 (b)  Reports on Form 8-K
	      ___________________

	      No reports on Form 8-K were filed during the quarter ended April
	      30, 1995.



			       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				   MAXWELL LABORATORIES, INC.



June 13, 1995                     Gary J. Davidson
Date                               Gary Davidson, Chief Financial Officer
				      and Authorized Officer