Form 10-K
period 1995-07-31
MAXWELL LABORATORIES INC /DE/
filed 1995-10-27
CIK 319815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission file number
      July 31, 1995                                          0-10964

                           MAXWELL LABORATORIES, INC.
                           --------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                95-2390133
              --------                               ------------
     (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)               Identification No.)


               8888 Balboa Avenue
               San Diego, California                   92123
               ----------------------                  ------
               (Address of Principal                 (Zip Code)
                Executive Offices)

Registrant's telephone number, including area code:  (619) 279-5100

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
                                             ---------------------
          Title of each class                 on which registered
          -------------------                 -------------------

               None                                None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.10 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes   X    No
                            -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                              X
                            -----

             State the aggregate market value of the voting stock
                   held by non-affiliates of the Registrant:

                         $22,237,259 at August 31, 1995

The Registrant has one outstanding class of Common Stock. 2,689,185 shares were outstanding at August 31, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (including the Appendix thereto) are incorporated by reference in Part II and III of this Report.

PART I

ITEM 1. BUSINESS

        Founded thirty years ago, the Registrant has over the years provided state-of-the-art technical products and services in support of advanced defense programs, principally nuclear weapons effects research. In the past several years, the Registrant has broadened its business base by applying its core technologies and capabilities to both commercial and government markets and now provides diverse products and services primarily involving computer-oriented technologies, ranging from PC based hardware to sophisticated software and network solutions, and high-energy power conversion systems and components.

        The Registrant has a strong foundation in advanced computer programming and mathematical techniques used in understanding and analyzing complex physical phenomena. This foundation, previously oriented to defense and space programs, has recently led to a new focus on business initiatives involving sophisticated but user-friendly software and integrated network solutions to the information and data processing needs of state and local agencies. The Registrant also designs and sells customized PC-based computer systems for integration by original equipment manufacturers into equipment for real-time commercial and industrial applications. A leader in pulsed power technology -- the delivery of brief, high-voltage bursts of electrical energy at high peak power or high average power when repetitive pulses are generated -- the Registrant designs, develops and manufactures power conversion systems and components designed to meet individual customer requirements for pulsed power. These systems and components range from individual energy storage capacitors to major integrated pulsed power systems. They are used in a variety of applications including nuclear effects simulation and conventional defense programs, commercial and governmental research and development projects, medical equipment and devices, and purification equipment for the reduction of microbial contamination of food, packaging, medical products, air and water.

        The Registrant's business is conducted in two industry segments: (i) Commercial, Industrial and Scientific Products and (ii)Technology Programs and Services. In its Commercial, Industrial and Scientific Products industry segment the Registrant designs, manufactures and sells products to a broad range of commercial and governmental customers, a significant portion of which products and services are derived from technologies developed through activities in its other industry segment. The Technology Programs and Services industry segment is comprised of research, development, engineering, analysis, design, testing services and manufacturing primarily for the federal government but also for foreign governments and occasionally industrial and defense companies.

        The following table sets forth, for the periods indicated, the Registrant's approximate revenues attributable to its Commercial, Industrial and Scientific Products industry segment and its Technology Programs and Services industry segment:


                                          Year Ended July 31
                                --------------------------------------
                                 1995            1994           1993
                                ------          ------         ------
                                            (In thousands)

Commercial, Industrial and
Scientific Products             $42,762         $43,014        $38,419

Technology Programs and
Services                         32,242          42,449         48,483
                                -------         -------        -------

Total                           $75,004         $85,463        $86,902
                                =======         =======        =======


Additional financial information relating to these two segments is contained in
Note 11 of Notes to the Consolidated Financial Statements contained in the Appendix to the Registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders (the "Proxy Statement Appendix").

        The Registrant was originally incorporated in California in 1965 and reincorporated in the State of Delaware in 1986. Its principal place of business and executive offices are located in San Diego, California.

COMMERCIAL, INDUSTRIAL AND SCIENTIFIC PRODUCTS

        The Registrant develops, manufactures and sells a variety of products which have evolved from or employ technology developed through the Registrant's technology programs or were derived from acquisitions. These products include critical components, subsystems and complete turnkey systems.

        Commercial and Industrial PC Computers.   Through its I-Bus Division,
        --------------------------------------
the Registrant is engaged in the design, development and manufacture of customized PC computers, and components such as enclosures, CPUs and passive backplanes, for real-time commercial and industrial applications. These products are sold primarily through strategic partnerships with Original Equipment Manufacturers (OEMs) in which I-Bus typically performs custom design and engineering services to meet the OEM's particular requirements and then manufactures and sells the computers to the OEM for integration into the final product. I-Bus' products are used as data processing and control elements, and incorporate advanced computer technology into complex products and systems. I-Bus sells to OEMs in a variety of markets including voice processing, light industrial, telecommunications, networking, medical imaging and instrumentation.

        In recent fiscal years, and again in fiscal 1995, sales of these products are a substantial portion of the Registrant's total business. I-Bus' industry is highly competitive, with price, delivery, reliability and service being of significant importance to customers. The I-Bus products are in a growing market and are subject to price erosion. Moreover, I-Bus' business is characterized by continuous technological change, which can lead to product obsolescence.

        Purification Technologies.  The Registrant has been developing new
        -------------------------
methods and equipment that could significantly alter techniques for reducing microbial contamination. Following seven years of proprietary research and development funded by the Registrant and companies in the food industry, the Registrant formed its majority-owned subsidiary in November, 1988, then named Foodco Corporation and in 1995 renamed PurePulse Technologies, Inc., to actively pursue commercial markets for this technology. While food industry applications remain a key focus, substantial markets are emerging for medical and pharmaceutical sterilization as well as for purification of air and water. Two of the world's leading food processing and packaging companies, Kraft General Foods and Tetra Laval Group, hold minority interests in PurePulse Technologies, Inc. ("PurePulse").

        During fiscal 1995, testing at pilot-line facilities as well as extensive laboratory testing continued to validate the effectiveness of the

PureBright/TM/ (pulsed light) technology being commercialized by PurePulse for
--------------
food packaging applications.

        During fiscal 1995, a significant portion of PurePulse's activities were performed under a $6.5 million, three-year technology development agreement with Tetra Laval, originally signed in fiscal 1993, to further develop the PureBright
                                                                      ----------
technology for certain applications. This work is expected to result in the development of commercial PureBright equipment for certain applications which
                          ----------
Tetra Laval will have the exclusive right to commercialize, subject to further agreement on appropriate royalties and other provisions. During fiscal 1995, PurePulse began a concentrated program to demonstrate satisfaction of stringent lamplife requirements involved in the major application of current interest to Tetra Laval. Early in fiscal 1996, PurePulse also reached agreement in principle for an extension of the funding provided by Tetra Laval under the technology development agreement for an additional 18 months to support several programs including the lamplife development effort. Continued work under such programs, and the funding for such work, will require demonstration of sufficient technical progress in the lamplife program. While PurePulse believes that the required lamplife will be achieved, technical issues remain and a significant amount of experimental and testing data must be accumulated to reach the project goals. Loss or curtailment of this technology development funding or a decision by Tetra Laval to delay or decrease its expected commercial use of this technology would have a material adverse impact on PurePulse.

        PurePulse is also developing technology for cool pasteurization of liquid foods and beverages under the trade name CoolPure/TM/. Testing and
                                                ------------
development of the CoolPure technology is being funded by PurePulse and under
                   --------
contracts with the U.S. Army Natick Food Laboratory.

        Marketing and product research for non-food applications of PurePulse's technologies are being pursued in areas such as sterilization of medical supplies and packaging, killing of airborne bacterial and viral contaminants in hospitals and water purification. The activity for application studies in each of these areas increased in fiscal 1995. During the last fiscal year, PurePulse also continued to pursue required clearances from the U. S. Food and Drug Administration for certain applications of its technologies and in July, 1995, received notification from that agency that the use of CoolPure technology for
                                                       --------
food treatment does not require a food additive petition. This notice allows PurePulse to begin commercial marketing of CoolPure systems for food treatment.
                                           --------

        Power Conversion Systems and Components.  The Registrant manufactures
        ---------------------------------------
and sells compact, high performance power conversion systems and components to government and university laboratories and industrial customers for a wide variety of applications.

        The Registrant develops, manufactures and sells compact capacitors which are used to store and deliver electrical energy in single or repetitive pulses, generally at high voltage. The Registrant's capacitors are used for commercial and military applications requiring high levels of reliability and performance. The majority of these capacitors are manufactured using modifications and variations of the Registrant's standard designs to fit specific customer needs. The Registrant continues to be a major supplier of capacitors for use in portable heart defibrillators - medical devices used to restore the normal rhythm of an erratically-beating heart. During fiscal 1995 the Registrant's Sierra Capacitor/Filter Division successfully introduced a new line of patented feedthrough filter capacitors for use in filtering out electromagnetic interference in implantable pacemakers and defibrillators, and is in commercial production of these devices.

        The Registrant also develops, manufactures and sells a line of compact capacitor charging power supplies for both commercial and military markets. The power supply line was primarily developed by the Registrant under funding from the NASA Center for the Commercial Development of Space Power Systems at Auburn University. The product line, introduced in fiscal 1991, is manufactured under license from Auburn University. The compact power supplies charge high voltage pulsed power systems used in industrial, medical and scientific lasers, accelerators and research and development devices. Power supplies for other industrial and commercial applications requiring highly regulated current and voltage were added to this product line in fiscal 1993 to broaden the market potential.

        Computer Based Information Systems.  Fiscal 1995 saw the further
        ----------------------------------
expansion of a new business area for the Registrant which began in fiscal 1994, consisting of computer software, networking and integration services to solve information and data processing needs of state and local agencies. The Registrant continued work on a $1.7 million project started last fiscal year under which the Registrant is providing networking services for a state-wide child support enforcement system in South Carolina. During fiscal 1995 work began on a two-year $5.2 million program to provide an integrated criminal justice information system for Sarasota County, Florida, which will integrate the information and data processing requirements of all the County's criminal justice agencies and the criminal courts into one networked system. This integrated system will be among the first of its kind in the country. At fiscal 1995 year end the Registrant was selected by the Florida Association of Court Clerks to implement a $3.2 million networked offender-based tracking and case management system in 37 counties in Florida. In each of the projects in Florida, the Registrant is teamed with AT&T to provide computer hardware and other support and with local software vendors.

        Other Products.  The Registrant is marketing accounting and management
        --------------
information software programs, as well as software that is used on personal computers as an aid to analyze and present experimental data. During fiscal 1995 the Registrant signed a software development and license agreement with Glencoe/McGraw-Hill under which the Registrant will develop multimedia software products on CD ROM to supplement textbooks in high school physics and algebra classes. Glencoe, the market leader in supplying textbooks to high schools, will provide development funding to the Registrant, will market the software and will pay royalties to the Registrant on sales of such products. The physics product is substantially completed and will be marketed in the current fiscal year, and the algebra products (Algebra I and II) will be written during the current fiscal year and marketed thereafter.

        Additionally, the Registrant has a line of laboratory pulse generators and related equipment that will meet the needs of companies requiring sophisticated electromagnetic pulse (EMP) testing and simulation.

TECHNOLOGY PROGRAMS AND SERVICES

        The Registrant is engaged in technology programs and services related to nuclear and advanced conventional weapons and their effects as well as chemical analytical services. Research and development is performed under contract to develop improved pulsed power components for above ground simulation devices and conventional weapons development. Computer-based modeling is performed for electromagnetic effects due to both naturally occurring and nuclear weapon environments. Chemical analysis technologies are utilized in the analysis, detection and control of environmental pollutants.

        On October 1, 1995, the Defense Nuclear Agency ("DNA"), an agency of the Department of Defense ("DOD") and the principal customer of the Registrant in its Technology Programs and Services segment, ceased operations at three of the four major radiation simulators owned by DNA and operated by the Registrant in San Diego. This facility close down is part of DNA's overall strategic response to reduced global threats and shrinking defense budgets. The Registrant expects to provide significant assistance to DNA in the closure of the facilities, which is expected to take two years to complete. The Registrant may experience additional significant reductions in its defense business and there is no assurance that these reductions will be offset by growth in commercial revenues.

        Environmental Programs.  The Registrant is involved in pollution control
        ----------------------
consisting primarily of the analysis of environmental samples for hazardous substances. This work is primarily performed under contracts with large engineering firms involved in remediation of military sites. In prior years, under multi-year consulting contracts with the EPA, the Registrant developed technical, quality control and administrative procedures that have become models for EPA testing facilities. A major capital investment in fiscal 1994 resulted in a new facility for chemical analytical services, consolidating operations into a state-of-the-art laboratory.

        During fiscal year 1995, the Registrant also continued its consulting services in environmental concerns, advising private companies on procedures and quality assurance methodologies required to meet EPA requirements.

        Capacitor Research and Development Program.  Under an agreement with
        ------------------------------------------
Auburn University, in which the Registrant obtained an exclusive license to develop an innovative capacitor concept, and under its own research programs, the Registrant is exploring promising technologies at the low-voltage end of the high-energy-density capacitor market. Currently, the development is primarily focused on capacitors for electrically powered vehicles under a DOE contract. The Registrant expects to manufacture and market capacitors for electric and hybrid vehicles, utility applications requiring uninterruptible power sources, and other commercial applications if the development is successful. Under this program the technical goals have been exceeded and scalability to full size units has been demonstrated. The next phase is to produce and test a number of full size units and obtain performance and reliability data to validate commercially acceptable performance.

        Nuclear and Advanced Conventional Weapons Effects Research.  A
        ----------------------------------------------------------
substantial portion of this work is performed under contracts with agencies of the DOD, primarily DNA. Modern military operations, both strategic and tactical, depend upon the reliability and survivability of missiles, satellites and other military and telecommunications equipment. Legislation enacted during the Registrant's 1992 fiscal year and Executive action during fiscal year 1993 limiting underground testing resulted in a shift of activities in this area to a greater emphasis on vulnerability and lethality analysis and experimental verification by above-ground simulation testing. Recent world events have resulted in a reduction in funding for testing of military equipment hardened against the effects of the hostile environment produced by a nuclear or advanced conventional weapon.

        The Registrant continues, however, to be involved in many aspects of weapons effects testing and research, including test design and analysis of weapons effects, as well as designing, building and operating above-ground simulation test facilities. Three of the four radiation simulators in San Diego which were designed, built, and operated by the Registrant and owned by the United States Government ceased operation on October 1, 1995, as previously described. The Registrant will continue to provide testing and analysis on the fourth simulation facility and with its gamma ray source after the closure of the other three simulation devices.

        The Registrant's radiation effects engineering group provides a complete range of services for the hardening of electronics. Hardening is the process by which a component or system is built or modified to withstand hazardous effects of a hostile environment. These hardening services encompass concept definition, development, production assistance, test and field development. The Registrant participates in large non-nuclear simulation tests performed by the DOD. The Registrant provides test design services, develops new instrumentation and participates in performing measurements on such tests.

        The Registrant also develops new technology and hardware for more powerful, and compact, next-generation X-ray simulators.

        Conventional Defense Technology.  The potential use of compact pulsed-
        -------------------------------
power systems to deliver billions of watts of electrical power to a gun barrel offers an alternate approach to extending the range of artillery and naval bombardment guns, and for air defense and defense against tactical ballistic missiles. The Registrant operates an experimental gun facility for DNA for several mission-oriented programs including projectile development, extended range shore bombardment and anti-armor. The Registrant continued support work in fiscal 1995 on an electrothermal cartridge program which combines electrical energy with chemical energy (chemically inert propellants) to create major improvements in projectile velocities, range and lethality.

INTERNALLY-FUNDED, COMPANY-SPONSORED RESEARCH AND DEVELOPMENT

        The Registrant conducts internally-funded, company-sponsored research and development to refine and expand its products and services. In addition, internally-funded, company-sponsored engineering, research and development work is performed to prepare proposals both for research and development contracts and contracts to manufacture and deliver products. In fiscal 1995, 1994, and 1993, the Registrant expended approximately $5,038,000, $4,794,000, and $5,650,000 respectively, on internally-funded, company-sponsored research and development.

BACKLOG

        As of July 31, 1995, 1994 and 1993, the Registrant's funded backlog amounted to approximately $38 million, $32 million, and $39 million, respectively. The funded backlog consists of the unexpended funding under cost reimbursement contracts not yet completed, remaining revenues to be recognized on contracts accounted for on a percentage of completion basis and firm orders for products not yet delivered. The Registrant expects to complete or deliver substantially all of its currently funded backlog within twenty-four months. At July 31, 1995, the unfunded portion of contracts awarded was an additional $33 million, compared to $53 million at July 31, 1994 and $54 million at July 31, 1993.

CUSTOMERS

        A substantial portion of the Registrant's sales (approximately 43% in fiscal 1995 and 54% in fiscal 1994) is derived from contracts with the United States government, principally agencies of the DOD, and subcontracts with government suppliers. The DNA is the Registrant's largest single customer, accounting for 14% and 15% of the Registrant's total sales and 32% and 31% of sales of Technology Programs and Services in fiscal 1995 and 1994, respectively. No other customer accounted for as much as 10% of the Registrant's total sales during such periods.

GOVERNMENT BUSINESS

        The reductions in defense budgets over the past three years have already affected the Registrant's activities, particularly in the area of system survivability products and services. In particular, reductions in research and development funding by the government agencies with which the Registrant does business is having a material adverse effect upon the Registrant's operations. For example, the superconducting super collider project, which accounted for approximately $4 million of the Registrant's fiscal 1993 revenue, was terminated at the convenience of the government in fiscal 1994. In addition, as described above, operations at major simulation facilities run by the Registrant for DNA have been terminated and closure activities have begun.

        As a result of overall defense cutbacks, the Registrant has experienced increased competition in bidding for ongoing programs from contractors seeking to replace their lost business. Such defense cutbacks and increased competition have resulted in relatively high costs of doing business in many of the Registrant's defense areas and in price pressure on awarded programs.

        The Registrant's funded government contracts are typically performable over a one-year period. While no assurance can be given that the Registrant will receive further funding under these contracts or be awarded any additional contracts, the Registrant historically has received continuous funding from the DNA under a series of contracts since 1968; however, there has been a continued decrease in funding for such programs over the past few years. Government agencies may terminate their contracts, in whole or in part, at their convenience. In such event, the government agency is obligated generally to pay the costs incurred by the Registrant thereunder plus a fee based upon work completed. The Registrant has been adversely impacted by curtailment in several of these programs, and further substantial curtailment of these government programs would have a material adverse effect upon the Registrant's sales and income.

        Contract costs for services or products supplied to government agencies, including allocated indirect costs, are subject to audit and adjustment. Contract costs have been agreed upon through fiscal 1992. Contract revenues for periods subsequent to fiscal 1992 have been recorded in amounts which are expected to be realized upon final settlement.

NATURE OF CONTRACTS

        Contracts entered into by the Registrant are fixed price contracts or cost reimbursement contracts. Under a fixed price contract, the customer agrees to pay a specific price for the Registrant's performance. Under a cost reimbursement contract, the customer (a government agency or government prime contractor in substantially all cases) agrees to pay an amount which is equal to the Registrant's allowable costs in performing the contract, plus a fixed or incentive fee. Certain costs of doing business, such as interest and advertising expenses, are not allowable under cost reimbursement contracts.

        Greater risks are involved under a fixed price contract than under a cost reimbursement contract because in a fixed price contract the Registrant assumes responsibility for providing the specified product or services regardless of the actual costs incurred. Failure to anticipate technical problems, estimate costs accurately or control costs during contract performance will reduce or eliminate the contemplated profit and can result in a loss. On the other hand, higher profit margins are generally permitted by the government in establishing prices for fixed price contracts because of such risks. During fiscal 1995 and 1994, approximately 65% and 63%, respectively, of the Registrant's sales were derived from fixed price contracts and standard purchase orders and approximately 35% and 37%, respectively, of the Registrant's sales were derived from cost reimbursement contracts. Substantially all of the Registrant's sales in the Commercial, Industrial and Scientific products area are under fixed price contracts and standard purchase orders. In the Technology Programs and Services, area approximately 72% and 67% of sales were derived from cost reimbursement contracts in fiscal 1995 and 1994, respectively, and the balance of Technology Programs and Services sales in such years were under fixed price contracts.

MATERIALS

        The Registrant generally purchases components and materials, such as electronics components, dielectric materials, and enclosures of metal and plastic, from a number of suppliers. The Registrant's I-Bus Division, however, does rely on a single qualified supplier for some of its critical components, primarily CPU boards and power supplies, and interruptions in shipments from such suppliers can have a material short-term impact on the operations of the I-Bus Division. The Registrant is working with its OEM customers to expand the number of qualified suppliers for these components.

        In addition, in its power conversion systems and components business, the Registrant has traditionally used one supplier each for capacitor grade paper and polyester film and has considered the availability of these materials to be adequate. During the past two years, however, the Registrant has experienced problems with both of these critical suppliers. The primary paper manufacturer, a German company, has gone through bankruptcy proceedings, but was able to continue supporting the Registrant through the transition. The supplier of polyester film unilaterally imposed a substantial increase in its prices.
The Registrant is taking steps to minimize the future likelihood and impact of such occurrences by evaluating alternate sources.

SALES AND MARKETING

        The Registrant's sales and marketing activities are coordinated by the relevant operating division or subsidiary which is responsible for its own sales and marketing planning, product development and sales support activities, supplemented by participation from the Registrant's senior management. The Registrant has sales personnel or product champions for each of its principal product lines with support from scientists, applications engineers and technical specialists. The Registrant develops contract opportunities for its customer-funded technology programs through its technical staff. The Registrant's new business focus is to define proprietary products and services utilizing its core technologies and professional capabilities to meet the requirements of its customers and to position the Registrant to enter new niche markets.

        Sales and marketing in the United States for the Registrant's products are handled directly by the Registrant as well as through sales representatives for selected products. The Registrant utilizes sales representatives to assist senior management in marketing its products outside the United States.

EMPLOYEES

        At July 31, 1995, the Registrant employed 579 persons, of whom 50 hold Ph.D. degrees, 57 hold Masters degrees and 140 hold Bachelors degrees primarily in the physical sciences and engineering. None of the Registrant's employees is represented by a labor union. The Registrant considers its relations with its employees to be good.

PATENTS, LICENSES AND TRADEMARKS

        The Registrant relies primarily on its technological and engineering abilities and on its design and production capabilities for the development and maintenance of its business, rather than on patents. However, the Registrant does file patent applications on concepts and processes developed by the Registrant's personnel and has obtained a number of patents which the Registrant believes provide protection for certain of its technologies and products. The Registrant secures from all of its employees agreements designed to preserve the confidentiality of proprietary information and to vest in the Registrant the right to inventions developed in the course of employment.

COMPETITION AND OTHER BUSINESS RISKS

        In most of its activities, the Registrant has a number of competitors, some of which have been established longer and have substantially greater financial and other resources. In its nuclear weapons effects simulation business, the Registrant has one principal competitor.

        The Registrant believes its ability to compete successfully is based substantially upon its capability to design and manufacture products which are responsive to the high quality, performance and reliability requirements of its customers at competitive prices and to perform its technology contracts. The Registrant's success also depends upon its ability to hire and retain highly qualified engineers, scientists and management personnel.

        The government obtains certain rights to technology and technical data developed by the Registrant under its government funded contracts. Under certain circumstances, the government may make such technology and data available to the Registrant's competitors for use by them under other government contracts. Except for these rights reserved to the government, the Registrant retains all rights to the technology and technical data developed by it under its government funded research.

ITEM 2. DESCRIPTION OF PROPERTY

        The Registrant owns in fee a 45,600 square foot industrial building, a 22,000 square foot high bay manufacturing facility, and a 35,000 square foot engineering and administrative support facility situated on approximately 8.9 acres of land located in San Diego, California. The Registrant also leases five other facilities in the San Diego area. The Registrant utilizes its facilities in the following manner: corporate, sales and administrative (32,000 sq. ft.); manufacturing, assembly and testing, research and development laboratories and engineering (301,000 sq. ft.). From time to time each of the facilities is utilized in both of the Registrant's industry segments.

        The Registrant's leased facilities in San Diego, California are for varying terms and some of them contain options permitting the Registrant to extend the lease term as shown in the table below:

Leased Facilities - San Diego, California
-----------------------------------------



      Approximate          Year of                    Approximate
        Square              Lease         Option        Current
        Footage           Expiration      Period      Annual Rent(1)
      -----------         ----------    ----------   ---------------

         68,000              2006       5 Years          $420,000
         50,000              1999       None             $330,000
         43,000              1996       5 Years (2)      $230,000
         19,700              1999       10 Years (3)     $120,000
         37,900              2000       10 Years (3)     $310,000
        -------
TOTAL:  218,600
        =======

(1) Annual rentals are subject to adjustments pursuant to Consumer Price Index or other escalation clauses in certain of the leases included in the table.

(2) Consecutive one year options.

(3) Two (2) five-year options.


        The Registrant also leases or has commitments to lease approximately 3,200; 7,210; 7,580; 350 and 200 square feet of office space in Reston and Alexandria, Virginia; Albuquerque, New Mexico; Huntsville, Alabama; and Mission Viejo, California, respectively, at a total approximate annual rent of $283,000. The Registrant also owns a 12,400 square foot industrial building on 2.6 acres of land located in Carson City, Nevada.

        In addition to the facilities described above, the Registrant utilizes, on a rent free basis, 10,100 square feet of space owned by the government located adjacent to one of the Registrant's research and development facilities in San Diego, California. Additionally, the Registrant utilizes, on a rent free basis, 22,000 square feet at Kirtland Air Force Base in Albuquerque, New Mexico. The Registrant also operates a 500 acre test site in San Diego under a facilities contract with DNA.

        The Registrant believes that its facilities are well maintained, in good operating condition and are sufficient for its present operating needs.

ITEM 3. LEGAL PROCEEDINGS

        In January 1991, the California Department of Toxic Substances Control
(DTSC) notified the Registrant that it had been identified as one of a number of "potentially responsible parties" with respect to alleged hazardous substances released into the environment at a recycling facility in San Diego County. As the Registrant is not in the business of transporting or disposing of waste materials, the Registrant retained the services of the owners of the recycling facility to transport certain waste materials generated by the Registrant.
After properly delivering the materials to the transporter, the Registrant was not further involved in the transportation, treatment or disposal of the materials. Under California and Federal "Superfund" laws, the Registrant is a potentially responsible party, even though the Registrant was not involved in the transport or disposal of the substances. Moreover, it is the Registrant's understanding that alleged hazardous substances from at least approximately 160 other parties were released at the facility, and that response costs of approximately $7.9 million have been incurred at the site by the DTSC.

        In August 1992, the Registrant and approximately 40 other potentially responsible parties signed a Consent Order which had been negotiated with the DTSC agreeing to pay for $4 million of the $7.9 million response costs previously incurred, and to pay for certain future interim response actions outlined in the Consent Order.

        The currently estimated cost of such interim response actions is $9.1 million, and the Registrant's share of the cost, as allocated by the parties to the Consent Order, is currently estimated at approximately 7.0%. The eventual cost of all removal and remediation activities, for which the Registrant and the other potentially responsible parties will share in additional reimbursements to the State, and including the $9.1 million referred to above, is currently estimated at the range of $15-$20 million. On the basis of amounts accrued by the Registrant, it is management's opinion that any additional liability resulting from this situation will not have a material effect on the Registrant's financial statements.

        Government investigators are following-up on allegations of wrongful conduct first made in July, 1994, by a former employee at the Registrant's Sierra Capacitor/Filter Division. The Registrant is cooperating with the investigating agents and has conducted its own examination into the charges. After considerable internal investigation, the Registrant has found no evidence of wrongdoing at the Division and believes that the former employee's charges are unfounded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 4.1  EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the Registrant as of the date of this report are set forth in the following table. Officers of the Registrant serve at the pleasure of the Board of Directors.

Name                Age     Position
----                ---     --------

Alan C. Kolb        66      President, Chief Executive Officer, and Director.
                            Dr. Kolb served as President and Chief Executive
                            Officer of the Registrant from 1970 until June, 1980. In June, 1980 Dr. Kolb was elected Chief
                            Executive Officer, and in August, 1992 he also assumed the duties of President of the Registrant.
                            From 1980 to 1995 Dr. Kolb served as Chairman of the
                            Board.

Donn A. Starry      70      Chairman of the Board and Director.  General Starry,
                            U.S. Army, Retired, has served on the Registrant's
                            Board of Directors since 1988 and was elected
                            Chairman in October, 1995. General Starry retired from the Army in 1983 and joined Ford Aerospace
                            Corporation. He retired as Executive Vice President of Ford Aerospace Corporation in 1990 and thereafter has served as consultant and advisor to industry and government in the United States and several foreign countries.

Sean M. Maloy       37      Executive Vice President, Chief Operating Officer
                            and Director. Mr. Maloy has been employed with the Registrant since December, 1982 and served as Vice
                            President-Finance and Administration, Chief
                            Financial Officer and Treasurer of the Registrant from September,

Name                Age     Position
----                ---     --------

                            1985 to March, 1994 at which time he assumed his current duties as Chief Operating Officer.

Gary J. Davidson     39     Vice President-Finance and Administration, Treasurer
                            and Chief Financial Officer.  Mr. Davidson served as
                            Corporate Controller of the Registrant from May,
                            1986 until his appointment as Vice President-
                            Finance, Treasurer and Chief Financial Officer in
                            March, 1994. Mr. Davidson assumed the duties of Vice President-Administration in March, 1995.

Kedar D. Pyatt, Jr.  62     Senior Vice President, Chief Technical Officer and
                            Director. Dr. Pyatt has served as a Vice President and a Director of the Registrant since January, 1984. He had previously served S-Cubed as Senior
                            Vice President from 1975 and Chairman of the Board from January, 1983 to January, 1984.

Eduardo M. Waisman   51     Vice President.  Dr. Waisman was appointed Vice
                            President in March, 1994 and at the same time named
                            President of the S-Cubed Division.  From 1989 to
                            1992 he was Manager of the Plasma Physics Group of S-Cubed. From 1992 to 1994, Dr. Waisman served as
                            Vice President of the Pulsed Power X-ray Simulator
                            Sector of the Balboa Division.

Richard E. Smith     54     Vice President.  Mr. Smith was named Vice President
                            of the Registrant and President of the Balboa
                            Division in November, 1994. Prior thereto he was General Manager of M/A-COM PHI, a subsidiary of M/A-
                            COM, Inc., and from 1989-1994 he was President of the Ryan Electronics and Kinetics Division of
                            Teledyne, Inc. Since 1993 Mr. Smith has been a member of the Board of Directors of Velcon
                            Industries.

Richard C. Eppel     55     Vice President.  Mr. Eppel was appointed Vice
                            President in August, 1995. He is the President of the I-Bus Division and has served in that capacity since the acquisition of that business by the Registrant in 1991.

Donald M. Roberts    47     General Counsel.  Mr. Roberts has served as General
                            Counsel since joining the Registrant in April, 1994.
                            For more than five years prior thereto, Mr. Roberts was a shareholder of the law firm of Parker, Milliken, Clark, O'Hara & Samuelian, A Professional
                            Corporation, and a partner of the predecessor law partnership, and in that capacity had served the Registrant as outside legal advisor for more than ten years.

Karl M. Samuelian    63     Secretary and Director. Mr. Samuelian has served as
                            Secretary of the Registrant since 1967. From 1978 to June, 1980, he also held the office of Chairman of the Board of

Name                Age     Position
----                ---     --------

                            the Registrant. For more than five years, Mr. Samuelian has been a shareholder of the law firm of Parker, Milliken, Clark, O'Hara & Samuelian, A Professional Corporation and a partner of the predecessor law partnership.


PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS.

        The information required by this Item is contained in Note 13 (Quarterly Results of Operations and Stock Information (Unaudited)) to the Registrant's consolidated financial statements appearing in the Proxy Statement Appendix (filed as Exhibit 13 hereto) at page A-19, and is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA.

        The information required by this Item is contained in the Proxy Statement Appendix at page A-5 under the caption "Five Year Selected Financial Data" and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required by this Item is contained in the Proxy Statement Appendix at pages A-2 to A-4 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following consolidated financial statements of the Registrant and its subsidiary, included in the Proxy Statement Appendix at pages A-6 to A-20, are incorporated herein by this reference:

    1.  Report of Ernst & Young LLP, Independent Auditors

    2.  Consolidated Balance Sheet at July 31, 1995 and 1994

    3. Consolidated Statement of Income for the Years Ended July 31, 1995, 1994 and 1993

    4. Consolidated Statement of Shareholders' Equity for the Three Years Ended July 31, 1995

    5. Consolidated Statement of Cash Flows for the Years Ended July 31, 1995, 1994 and 1993

    6.  Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEMS 10. THROUGH 13.

        The information required under Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be reported in the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A as follows and is incorporated herein by reference:

                                Heading in Proxy
   Item Number                  Statement
   -----------                  ----------------

   10......................     "ELECTION OF DIRECTORS"

   11......................     "EXECUTIVE COMPENSATION"

   12......................     "SECURITY OWNERSHIP OF
                                 CERTAIN BENEFICIAL
                                 OWNERS AND MANAGEMENT"

   13......................     "EXECUTIVE COMPENSATION"


(See also Item 4.1 -"Executive Officers of the Registrant," Part I, supra).
                                                                    -----


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)1.  FINANCIAL STATEMENTS.

   The following consolidated financial statements of the Registrant and its subsidiary, included in the Registrant's Proxy Statement Appendix, are incorporated by reference in Part II, Item 8 of this report:

    1.    Report of Ernst & Young LLP, Independent Auditors

    2.    Consolidated Balance Sheet at July 31, 1995 and 1994

    3. Consolidated Statement of Income for the Years Ended July 31, 1995, 1994 and 1993

    4. Consolidated Statement of Shareholders' Equity for the Three Years Ended July 31, 1995

    5. Consolidated Statement of Cash Flows for the Years Ended July 31, 1995, 1994 and 1993

    6.    Notes to Consolidated Financial Statements

    (a)2. FINANCIAL STATEMENT SCHEDULES.

   Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are inapplicable or not required under the related instructions.

    (a)3. EXHIBITS.

3.1 Restated Certificate of Incorporation of the Registrant - Exhibit 3.1 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1987 ("1987 Form 10-K") is incorporated by reference.

3.2 Bylaws of the Registrant as amended to date - Exhibit 3.2 to the 1987 Form 10-K is incorporated by reference.

4.1 Form of Rights Certificate - Exhibit 1 to the Registrant's Form 8-A filed June 30, 1989 is hereby incorporated by reference.

4.2 Form of Rights Agreement between the Registrant and First Interstate Bank, the Rights Agent - Exhibit 4.2 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1990 ("1990 Form 10-K") is incorporated by reference.

10.1 Maxwell Laboratories, Inc. Director Stock Option Plan - Exhibit 10.23 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1989 ("1989 Form 10-K") is incorporated by reference.

10.2      Maxwell Laboratories, Inc. 1985 Stock Option Plan as amended to date -
          Exhibit 10.3 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1991 ("1991 Form 10-K") is incorporated by reference.

10.3      Maxwell Laboratories, Inc. 1995 Stock Option Plan.

10.4      Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan.

10.5      Maxwell Laboratories, Inc. 1994 Director Stock Purchase Plan.

10.6 Lease dated December 1, 1988 between Philip MacDonald, as Lessor, and the Registrant, as Lessee - Exhibit 10.4 to the 1989 Form 10-K is incorporated by reference.

10.7 Lease dated March 8, 1978 between S-Cubed (formerly known as Systems, Science and Software), as lessee, and Cal-Sorrento, Ltd. (formerly known as Industrial Developers, Ltd.), as lessor -- assumed by Registrant pursuant to the Merger - Exhibit 10.8 to the 1984 Form 10-K is incorporated by reference.

10.8 Lease dated February 28, 1986 between the Registrant, as lessee, and Elkhorn Ranch, Inc., as lessor - Exhibit 10.11 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1986 ("1986 Form 10-K") is incorporated by reference.

10.9      Maxwell Laboratories, Inc. Executive Deferred Compensation Plan -
          Exhibit 10.18 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1983 is incorporated by reference.

10.10 Office Lease Agreement dated August 28, 1987 by and between Airport Property Company, a N.M. Limited Partnership, as lessor, and the Registrant, as lessee - Exhibit 10.16 to the Registrant's 1988 Form 10-K is incorporated by reference.

10.11 Agreement of May, 1994 between the Registrant and Compagnie Europeene de Composants Electroniques - LCC under which the Registrant licenses, manufactures and distributes certain capacitors.

10.12 Lease dated April 17, 1995, by and between Cody Three, Inc., as lessor, and the Registrant, as lessee.

10.13 Maxwell Laboratories, Inc. Special Severance Pay Plan - Exhibit 10.22 to the 1989 Form 10-K is incorporated by reference.

10.14 Employment Agreement dated June 20, 1989 between the Registrant and Alan C. Kolb - Exhibit 10.26 to the 1989 Form 10-K is incorporated by reference.

10.15 Employment Agreement dated June 20, 1989 between the Registrant and Kedar D. Pyatt, Jr. - Exhibit 10.28 to the 1989 Form 10-K is incorporated by reference.

10.16 Letter Agreement dated December 21, 1989 between the Registrant and Alan C. Kolb - Exhibit 10.17 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1994 ("1994 Form 10-K") is incorporated by reference.

10.17 Letter Agreement dated December 21, 1989 between the Registrant and Kedar D. Pyatt, Jr. - Exhibit 10.18 to the 1994 Form 10-K is incorporated by reference.

10.18 Lease dated October 12, 1994 by and between Madison Square Partnership, as Lessor, and PurePulse Technologies, Inc. (formerly Foodco Corporation) as Lessee.

10.19 Office Lease dated July 24, 1990 by and between King Street I Associates, as Lessor, and the Registrant, as Lessee - Exhibit 10.27 to the 1990 Form 10-K is incorporated by reference.

10.20 Line of Credit Agreement dated February 4, 1994, between the Registrant and Sanwa Bank of California - Exhibit 10.21 to 1994 Form 10-K is incorporated by reference.

10.21 License Agreement dated effective March 13, 1991 between the Registrant and Auburn University - Exhibit 10.26 to the 1991 Form 10-K is incorporated by reference.

10.22 Lease dated February 13, 1994 by and between Terilee Enterprises, Inc., as Lessor, and the Registrant, as Lessee - Exhibit 10.23 to 1994 Form 10-K is incorporated by reference.

10.23 Agreement of Purchase and Sale of Assets dated February 13, 1992 between Registrant, Sierra Aerospace Technology, Inc., Donald Pruett, Dick Ni and Annie Ni. Exhibit 10.32 to the 1992 Form 10-K is incorporated by reference.

13        Proxy Statement for 1995 Annual Meeting of Shareholders, with
          Appendix.

23        Consent of Independent Auditors.

27        Financial Data Schedule

          (b)      REPORTS ON FORM 8-K.

    The Registrant filed no Reports on Form 8-K during the fourth quarter of its fiscal year ended July 31, 1995.


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MAXWELL LABORATORIES, INC.



                                   By    /s/ Alan C. Kolb
                                         -------------------------------------
                                         Alan C. Kolb, Chief Executive Officer
                                         and President


                                         October 24, 1995
                                         ----------------
                                         Date

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Alan C. Kolb             Chief Executive               October 24, 1995
------------------------     Officer, President
Alan C. Kolb                 and Director



/s/ Donn A. Starry           Chairman of the               October 24, 1995
------------------------     Board and Director
Donn A. Starry



/s/ Lewis J. Colby, Jr.      Director                      October 24, 1995
------------------------
Lewis J. Colby, Jr.



/s/ Adolphe G. Gueymard      Director                      October 24, 1995
------------------------
Adolphe G. Gueymard



/s/ Kedar D. Pyatt, Jr.      Director                      October 24, 1995
------------------------
Kedar D. Pyatt, Jr.

/s/ Karl M. Samuelian        Director and Secretary        October 24, 1995
------------------------
Karl M. Samuelian



/s/ John W. Weil             Director                      October 24, 1995
------------------------
John W. Weil



                             Director                      October __, 1995
------------------------
Thomas B. Hayward



/s/ Henry F. Owsley          Director                      October 24, 1995
------------------------
Henry F. Owsley



/s/ Sean M. Maloy            Executive Vice President,     October 24, 1995
------------------------     Chief Operating Officer,
Sean M. Maloy                and Director




/s/ Gary J. Davidson         Vice President-Finance        October 24, 1995
------------------------     & Administration, Treasurer,
Gary J. Davidson             and Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)

INDEX TO EXHIBITS
-----------------

3.1 Restated Certificate of Incorporation of the Registrant - Exhibit 3.1 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1987 ("1987 Form 10-K") is incorporated by reference.

3.2 Bylaws of the Registrant as amended to date - Exhibit 3.2 to the 1987 Form 10-K is incorporated by reference.

4.1 Form of Rights Certificate - Exhibit 1 to the Registrant's Form 8-A filed June 30, 1989 is hereby incorporated by reference.

4.2 Form of Rights Agreement between the Registrant and First Interstate Bank, the Rights Agent - Exhibit 4.2 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1990 ("1990 Form 10-K") is incorporated by reference.

10.1 Maxwell Laboratories, Inc. Director Stock Option Plan - Exhibit 10.24 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1989 ("1989 Form 10-K") is incorporated by reference.

10.2      Maxwell Laboratories, Inc. 1985 Stock Option Plan as amended to date -
          Exhibit 10.3 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1991 ("1991 Form 10-K") is incorporated by reference.

10.3      Maxwell Laboratories, Inc. 1995 Stock Option Plan.

10.4      Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan.

10.5      Maxwell Laboratories, Inc. 1994 Director Stock Purchase Plan.

10.6 Lease dated December 1, 1988 between Philip MacDonald, as Lessor, and the Registrant, as Lessee - Exhibit 10.4 to the 1989 Form 10-K is incorporated by reference.

10.7 Lease dated March 8, 1978 between S-Cubed (formerly known as Systems, Science and Software), as lessee, and Cal-Sorrento, Ltd. (formerly known as Industrial Developers, Ltd.), as lessor -- assumed by Registrant pursuant to the Merger - Exhibit 10.8 to the 1984 Form 10-K is incorporated by reference.

10.8 Lease dated February 28, 1986 between the Registrant, as lessee, and Elkhorn Ranch, Inc., as lessor - Exhibit 10.11 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1986 ("1986 Form 10-K") is incorporated by reference.

10.9      Maxwell Laboratories, Inc. Executive Deferred Compensation Plan -
          Exhibit 10.18 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1983 is incorporated by reference.

10.10 Office Lease Agreement dated August 28, 1987 by and between Airport Property Company, a N.M. Limited Partnership, as lessor, and the Registrant, as lessee - Exhibit 10.16 to the Registrant's 1988 Form 10-K is incorporated by reference.

10.11 Agreement of May, 1994 between the Registrant and Compagnie Europeene de Composants Electroniques - LCC under which the Registrant licenses, manufactures and distributes certain capacitors.

10.12 Lease dated April 17, 1995, by and between Cody Three, Inc., as lessor, and the Registrant, as lessee.

10.13 Maxwell Laboratories, Inc. Special Severance Pay Plan - Exhibit 10.22 to the 1989 Form 10-K is incorporated by reference.

10.14 Employment Agreement dated June 20, 1989 between the Registrant and Alan C. Kolb - Exhibit 10.26 to the 1989 Form 10-K is incorporated by reference.

10.15 Employment Agreement dated June 20, 1989 between the Registrant and Kedar D. Pyatt, Jr. - Exhibit 10.28 to the 1989 Form 10-K is incorporated by reference.

10.16 Letter Agreement dated December 21, 1989 between the Registrant and Alan C. Kolb - Exhibit 10.17 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1994 ("1994 Form 10-K") is incorporated by reference.

10.17 Letter Agreement dated December 21, 1989 between the Registrant and Kedar D. Pyatt, Jr. - Exhibit 10.18 to the 1994 Form 10-K is incorporated by reference.

10.18 Lease dated October 12, 1994 by and between Madison Square Partnership, as Lessor, and PurePulse Technologies, Inc. (formerly Foodco Corporation) as Lessee.

10.19 Office Lease dated July 24, 1990 by and between King Street I Associates, as Lessor, and the Registrant, as Lessee - Exhibit 10.27 to the 1990 Form 10-K is incorporated by reference.

10.20 Line of Credit Agreement dated February 4, 1994, between the Registrant and Sanwa Bank of California - Exhibit 10.21 to 1994 Form 10-K is incorporated by reference.

10.21 License Agreement dated effective March 13, 1991 between the Registrant and Auburn University - Exhibit 10.26 to the 1991 Form 10-K is incorporated by reference.

10.22 Lease dated February 13, 1994 by and between Terilee Enterprises, Inc., as Lessor, and the Registrant, as Lessee - Exhibit 10.23 to 1994 Form 10-K is incorporated by reference.

10.23 Agreement of Purchase and Sale of Assets dated February 13, 1992 between Registrant, Sierra Aerospace Technology, Inc., Donald Pruett, Dick Ni and Annie Ni. Exhibit 10.32 to the 1992 Form 10-K is incorporated by reference.

13        Proxy Statement for 1995 Annual Meeting of Shareholders, with
          Appendix.

23        Consent of Independent Auditors.

27        Financial Data Schedule