Form 10-Q
period 1995-10-31
MAXWELL LABORATORIES INC /DE/
filed 1995-12-15
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549




                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended October 31, 1995      Commission File Number 0-10964



                          MAXWELL LABORATORIES, INC.

                        Delaware    IRS ID #95-2390133
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


                            YES [X]        NO [ ]

As of November 30, 1995 Registrant had only one class of common stock of which there were 2,702,499 shares outstanding.

PART I - FINANCIAL STATEMENTS

                          Maxwell Laboratories, Inc.

                     Consolidated Condensed Balance Sheet
                               (in thousands)

                                   Assets
                                   ______
                                                      October 31,    July 31,
                                                         1995         1995
                                                       _________    _________
                                                      (Unaudited)     (Note)
Current Assets:
    Cash and cash equivalents                          $     884    $   4,053
    Accounts receivable - net                             17,306       16,030
    Inventories:
        Finished products                                  1,740        1,181
        Work in process                                    2,403        2,292
        Parts and raw materials                            4,199        3,766
                                                       _________    _________
                                                           8,342        7,239
    Recoverable income taxes                                 852          861
    Prepaid expenses                                         773          572
    Deferred income taxes                                  2,090        2,090
                                                       _________    _________
        Total current assets                              30,247       30,845

Property, plant and equipment - net                       19,928       20,315
Deposits and other assets                                  1,228        1,210
                                                       _________    _________
                                                       $  51,403    $  52,370
                                                       =========    =========


                       Liabilities and Shareholders' Equity
                       ____________________________________

Current Liabilities:
    Accounts payable                                   $   8,863    $   9,400
    Accrued employee compensation                          2,473        2,681
    Current portion of long-term debt                        909          909
                                                       _________    _________
       Total current liabilities                          12,245       12,990

Long-term debt                                             1,658        1,928
Deferred income taxes                                        805          805
Minority interest and additional amounts contributed       1,168        1,283

Shareholders' equity:
    Common stock                                             270          269
    Additional paid-in capital                            18,991       18,889
    Retained earnings                                     16,266       16,206
                                                       _________    _________
                                                          35,527       35,364
                                                       _________    _________
                                                       $  51,403    $  52,370
                                                       =========    =========

Note: The Balance Sheet at July 31, 1995 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.


PART I - FINANCIAL STATEMENTS, continued

                           Maxwell Laboratories, Inc.

            Consolidated Condensed Statement of Income -  (Unaudited)
                      (in thousands except per share data)


                                                            Three Months
                                                          Ended October 31,
                                                       ______________________
                                                         1995          1994
                                                       _________    _________
Sales                                                  $  19,172    $  17,918

Costs and expenses:
    Cost of sales                                         15,046       12,946
    Research and development expenses                        983        1,354
    Selling, administrative and general expenses           3,133        3,189
    Other - net                                              (90)         (85)
                                                       _________    _________
                                                          19,072       17,404
                                                       _________    _________

       Income before income taxes
          and minority interest                              100          514

Provision for income taxes                                    28          163
                                                       _________    _________
                                                              72          351

Minority interest in net income of subsidiary                 12           28
                                                       _________    _________

       Net income                                      $      60    $     323
                                                       =========    =========


Primary earnings per share of common stock             $     .02    $     .12
                                                       =========    =========

Weighted average number of shares                      2,733,000    2,675,000
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


PART I - FINANCIAL STATEMENTS, continued

                           Maxwell Laboratories, Inc.

            Consolidated Condensed Statement of Cash Flows - (Unaudited)
                                (in thousands)


                                                            Three Months
                                                          Ended October 31,
                                                       ______________________
                                                         1995          1994
                                                       _________    _________
OPERATING ACTIVITIES
  Net income                                           $      60    $     323
  Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                         734          685
       Minority interest in net income of subsidiary          12           28
       Changes in operating assets and
         liabilities - net                                (3,334)      (2,712)
                                                       _________    _________
         NET CASH USED IN
            OPERATING ACTIVITIES                          (2,528)      (1,676)
                                                       _________    _________

INVESTING ACTIVITIES
  Purchases of property and equipment                       (474)        (705)
                                                       _________    _________
         NET CASH USED IN
            INVESTING ACTIVITIES                            (474)        (705)
                                                       _________    _________

FINANCING ACTIVITIES
  Principal payments on long-term debt                      (270)        (259)
  Proceeds from issuance of Company stock                    103           --
                                                       _________    _________
         NET CASH USED IN
            FINANCING ACTIVITIES                            (167)        (259)
                                                       _________    _________

         DECREASE IN CASH AND
            CASH EQUIVALENTS                              (3,169)      (2,640)

  Cash and cash equivalents at beginning of period         4,053        4,579
                                                       _________    _________

         CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                           $     884    $   1,939
                                                       =========    =========


See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

	     The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at October 31, 1995 and the results of operations for the three month period then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1995 audited financial statements included in its Proxy Statement for the 1995 Annual Meeting of Shareholders. Interim results are not necessarily indicative of those to be expected for the full year.

	     The consolidated financial statements include the accounts of Maxwell Laboratories, Inc., and its majority-owned subsidiary, PurePulse Technologies, Inc. All significant intercompany transactions and account balances are eliminated in consolidation.

	     In January 1991, the California Department of Toxic Substances Control,
or DTSC, notified the Company that it had been identified as one of  a number of "potentially responsible parties" with respect to alleged hazardous substances released into the environment at a recycling facility in San Diego
County. Although the Company was not involved in the transport or disposal of the substances, Maxwell remains a potentially responsible party under
California and Federal "Superfund" laws.  In 1992, the Company and approximately 40 other potentially responsible parties signed a consent order which had been negotiated with the DTSC, agreeing to pay $4 million of the
$7.9 million response costs previously incurred by the State, and to pay for certain future site investigations and interim response actions outlined in the consent order.  The currently estimated cost of such activities is $9.1 million, and the Company's share of the cost, as allocated by the parties to the consent order, is currently estimated at approximately 7.0%.  The eventual cost of all removal and remediation activities, for which the Company and the other potentially responsible parties will share in additional reimbursements to the State, and including the $9.1 million referred to above, is currently estimated to be in the range of $15 - $20 million.  The Company has accrued its share of such estimated costs; on the basis of amounts accrued by the
Company, it is management's opinion that any additional liability resulting from this situation will not have a material effect on the Company's financial statements.  There have been no material developments on this matter since the date of issuance of the Company's audited financial statements for the year ended July 31, 1995.

	     Backlog of unfilled orders at October 31, 1995 was $75.7 million, of which $40.4 million is fully funded.



PART I - continued



MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION


Results of Operations

	     Sales for the three months ended October 31, 1995 were $19,172,000, a 7%
increase over the $17,918,000 for the same period one year ago.   This
increase occurred in the Company's commercial, industrial and scientific products (CIS) business segment.  Sales in the primarily Defense related technology programs and services (TPS) business segment dropped relative to last year's first quarter, although the decline is mostly attributable to chemical analytical services rather than Defense sales, as further described in the paragraphs below.

	     CIS sales increased by approximately $2.4 million, or 27% over last year's first quarter, to $11.3 million. Contributing to this rise in CIS sales were gains in two of the Company's strategic focus areas: Information Technology and Power Conversion Systems/Components. In Information
Technology, the revenue gains are primarily attributable to increased sales of the I-Bus division's PC-based controllers for original equipment manufacturers and the S-Cubed division's new commercial software business area, in which substantial work did not begin until after the first quarter of the prior fiscal year. Currently, the commercial software business at S-Cubed consists primarily of two long-term fixed price contracts, both of which are scheduled for completion in calendar 1996. Sales in several product lines, primarily pulsed power components, within the Power Conversion Systems/Components area increased over the prior year. While these are positive results overall for the CIS segment, it should be noted when making such comparisons that fluctuations either upward or downward occur from time to time in many of the Company's CIS groups.

	     TPS sales declined by approximately $1.1 million, or 13% from last year's first quarter, to $7.9 million. While certain areas of the Defense business were down compared to last year, primarily related to nuclear weapons effects simulation work for the Defense Nuclear Agency, overall Defense sales were slightly higher than in the prior year's first quarter. Although we believe the Company may be approaching a level of Defense work that could remain a stable core, the federal budget effect on future Defense spending and the impact on the Company is not predictable and, therefore, previously reported results are not necessarily indicative of those to be expected in the future.

	     The major factors affecting TPS sales in this year's first quarter are a significant decline in the flow of samples, primarily from the Department of
Energy (DOE) and the EPA, into the S-Cubed chemical analytical services laboratory, and a delay in the funding for a DOE supported technology development program, the follow-on funding for which is now expected in this year's second quarter.  The chemical analytical services laboratory's business to this point has been focused on sample analysis for DOE and EPA.  Due to federal budget delays and a current shift in emphasis at federal levels from characterization to remediation, DOE and EPA samples under the laboratory's current contracts have been substantially curtailed.  These low federal sample volumes are likely to continue for at least some months, and the level of their recovery is not currently known.  The Company is following a dual strategy of investing in additional marketing for the laboratory, with an emphasis on commercial sample analysis, and exploring its possible sale.  A disposition of the laboratory, should it occur, may not result in realization of the Company's full investment in the assets of the laboratory.  The current book value of this operation's assets is approximately $2.5 million.



PART I - continued


	    Cost of sales for the quarter ended October 31, 1995, was $15,046,000 or
78.5% of sales, as compared to $12,946,000 or 72.3% of sales for the same period last year.  While no one operation had a significant impact on cost of sales as a percentage of sales in the CIS business segment, the Balboa,
S-Cubed, Business Systems and Sierra divisions all experienced a rise in the
CIS cost of sales percentage resulting in an aggregate increase of just under
5%.  At S-Cubed this reflects the low profit margins associated with entry into the commercial software market, and at Sierra it reflects the re-working and re-design of products and manufacturing processes.  The TPS cost of sales percentage was primarily impacted by the previously mentioned large decrease in chemical analytical services laboratory revenues.  As the laboratory has a relatively high amount of fixed costs associated with operations and facilities, the lack of sample flow to cover these costs was the most significant factor in the over 6% increase in the TPS cost of sales percentage.

	     Research and development expenses were $983,000 during the three-month period compared to $1,354,000 for the same period last year.  This decrease is primarily attributable to the planned high level of expenditures in last year's first quarter in the S-Cubed division, which fell to a slightly less than typical level in this year.  It is currently anticipated that such expenditures at S-Cubed over the remainder of the year will be more comparable to the prior year's last three quarters.

	     As a result of the above factors, net income for the three months ended
October 31, 1995 was $60,000, as compared to $323,000 for the same period one year ago.

Liquidity and Capital Resources

	     The ratio of current assets to current liabilities was 2.5 to 1 at October 31, 1995, compared to 2.4 to 1 at the end of fiscal year 1995. The Company's operations used $2.5 million in cash in the first quarter, due primarily to inventory growth at I-Bus and an increase in receivables associated with S-Cubed's commercial software projects. Management believes the Company will continue to use cash in operating activities until later in the fiscal year, when it is anticipated that there will be some recovery in these areas. Cash requirements not met with funds on hand are planned to be met with funds available through the Company's bank line of credit of $7.5 million.

      In the Company's strategic planning process, business unit performance is being analyzed to determine acceptable returns and strategic investments. Business units not meeting internal requirements may be targeted for disposition, or discontinuance of unprofitable or non-strategic product lines, and the Company may not realize its full investment in the assets of such business areas should a sale or discontinuance occur.



PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

        (a)	Exhibits

            No exhibits are included with the Form 10-Q for the period ended October 31, 1995.

        (b)	Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended October 31, 1995.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAXWELL LABORATORIES, INC.



December 15, 1995                  Gary J. Davidson
Date                               Gary Davidson, Chief Financial Officer
                                      and Authorized Officer