Form 10-Q
period 1996-01-31
MAXWELL LABORATORIES INC /DE/
filed 1996-03-18
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549





                                  FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended January 31, 1996	        Commission File Number 0-10964







                           MAXWELL LABORATORIES, INC.

            Delaware                                   IRS ID#95-2390133
                              8888 Balboa Avenue
                        San Diego, California  92123
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

As of February 29, 1996 Registrant had only one class of common stock of which there were 2,737,346 shares outstanding.

PART I - FINANCIAL STATEMENTS

                        Maxwell Laboratories, Inc.

                   Consolidated Condensed Balance Sheet
                             (in thousands)

                                 Assets
                                 ------
                                                     January 31,     July 31,
                                                        1996           1995
                                                      ---------     ---------
                                                     (Unaudited)     (Note)
Current assets:
    Cash and cash equivalents                         $   1,799     $   4,053
    Accounts receivable - net                            16,446        16,030
    Inventories:
       Finished products                                  1,073         1,181
       Work in process                                    1,840         2,292
       Parts and raw materials                            4,049         3,766
                                                      ---------     ---------
                                                          6,962         7,239
    Recoverable income taxes                                929           861
    Prepaid expenses                                        596           572
    Deferred income taxes                                   145         2,090
                                                      ---------     ---------
       Total current assets                              26,877        30,845

Property, plant and equipment - net                      15,586        20,315
Deposits and other assets                                   787         1,210
                                                      ---------     ---------
                                                      $  43,250     $  52,370
                                                      =========     =========

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
    Bank checks outstanding                           $     902     $      --
    Accounts payable                                      9,147         9,400
    Accrued employee compensation                         2,530         2,681
    Current portion of long-term debt
       and short-term borrowings                          2,909           909
                                                      ---------     ---------
       Total current liabilities                         15,488        12,990

Long-term debt                                            1,474         1,928
Deferred income taxes                                        --           805
Minority interest and additional amounts contributed      1,048         1,283

Shareholders' equity:
    Common stock                                            274           269
    Additional paid-in capital                           19,266        18,889
    Retained earnings                                     5,700        16,206
                                                      ---------     ---------
                                                         25,240        35,364
                                                      ---------     ---------
                                                      $  43,250     $  52,370
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



PART I - FINANCIAL STATEMENTS, continued

                         Maxwell Laboratories, Inc.

            Consolidated Condensed Statement of Income - (Unaudited)
                    (in thousands except per share data)


                                                            Three Months
                                                          Ended January 31,
                                                      -----------------------
                                                         1996          1995
                                                      ---------     ---------
Sales                                                 $  19,340     $  17,630

Costs and expenses:
    Cost of sales                                        17,997        13,046
    Research and development expenses                     1,335           936
    Selling, administrative and general expenses          4,569         3,371
    Sierra division restructure and asset
       impairment losses                                  2,568            --
    Other - net                                            (129)          (98)
                                                      ---------     ---------
                                                         26,340        17,255
                                                      ---------     ---------
       Income (loss) before income taxes
          and minority interest                          (7,000)          375

Income taxes                                              1,172           121
                                                      ---------     ---------
                                                         (8,172)          254

Minority interest in net income of subsidiary                 7            17
                                                      ---------     ---------

       Net income (loss)                              $  (8,179)    $     237
                                                      =========     =========

Earnings (loss) per share                             $   (3.01)    $     .09
                                                      =========     =========


Weighted average number of shares                     2,721,000     2,677,000
                                                      =========     =========










Note: Earnings (loss) per share is based upon weighted average number of shares of common stock outstanding and all dilutive stock options. Per share amounts are unchanged on a fully dilutive basis.



See notes to consolidated condensed financial statements.


PART I - FINANCIAL STATEMENTS, continued

                        Maxwell Laboratories, Inc.

        Consolidated Condensed Statement of Income - (Unaudited)
                  (in thousands except per share data)

                                                             Six Months
                                                          Ended January 31,
                                                      -----------------------
                                                         1996          1995
                                                      ---------     ---------
Sales                                                 $  38,512     $  35,548

Costs and expenses:
    Cost of sales                                        32,861        25,992
    Research and development expenses                     2,318         2,290
    Selling, administrative and general expenses          7,702         6,560
    Sierra division restructure and asset
       impairment losses                                  2,568            --
    Other - net                                            (219)         (183)
                                                      ---------     ---------
                                                         45,230        34,659
                                                      ---------     ---------

       Income (loss) before income taxes,
          minority interest and cumulative
          effect of change in accounting method          (6,718)          889

Income taxes                                              1,200           284
                                                      ---------     ---------
                                                         (7,918)          605

Minority interest in net income of subsidiary                19            45
                                                      ---------     ---------

       Income (loss) before cumulative
          effect of change in accounting method          (7,937)          560

Cumulative effect of change in accounting method         (2,569)           --
                                                      ---------     ---------

       Net income (loss)                              $ (10,506)    $     560
                                                      =========     =========

Earnings (loss) per share before cumulative
    effect of change in accounting method             $   (2.93)    $     .21
                                                      =========     =========

Earnings (loss) per share                             $   (3.88)    $     .21
                                                      =========     =========

Weighted average number of shares                     2,706,000     2,678,000
                                                      =========     =========




Note: Earnings (loss) per share is based upon weighted average number of shares of common stock outstanding and all dilutive stock options. Per share amounts are unchanged on a fully dilutive basis.



See notes to consolidated condensed financial statements.


PART I - FINANCIAL STATEMENTS, continued

                          Maxwell Laboratories, Inc.

          Consolidated Condensed Statement of Cash Flows - (Unaudited)
                                (in thousands)


                                                             Six Months
                                                          Ended January 31,
                                                      -----------------------
                                                         1996          1995
                                                      ---------     ---------
OPERATING ACTIVITIES
  Net income (loss)                                   $ (10,506)    $     560
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization                      1,075         1,433
       Sierra division restructure and asset
         impairments and losses                           2,825            --
       Cumulative effect of change in accounting
         method                                           2,569            --
       Minority interest in net income of subsidiary         19            45
       Changes in operating assets and
         liabilities - net                                  830        (2,974)
                                                      ---------     ---------
         NET CASH USED IN
            OPERATING ACTIVITIES                         (3,188)         (936)
                                                      ---------     ---------

INVESTING ACTIVITIES
  Purchases of property and equipment                      (994)       (1,402)
                                                      ---------     ---------
         NET CASH USED IN
            INVESTING ACTIVITIES                           (994)       (1,402)
                                                      ---------     ---------

FINANCING ACTIVITIES
  Principal payments on long-term debt                     (454)         (517)
  Proceeds from short-term borrowings                     2,000            --
  Proceeds from issuance of Company stock                   382            --
                                                      ---------     ---------
         NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                          1,928          (517)
                                                      ---------     ---------

         DECREASE IN CASH AND
            CASH EQUIVALENTS                             (2,254)       (2,855)

  Cash and cash equivalents at beginning of period        4,053         4,579
                                                      ---------     ---------

         CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                          $   1,799     $   1,724
                                                      =========     =========




See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

       The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at January 31, 1996 and the results of operations for the three and six month periods then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1995 audited financial statements included in its Proxy Statement for the 1995 Annual Meeting of Shareholders. Interim results are not necessarily indicative of those to be expected for the full year.

       The consolidated financial statements include the accounts of Maxwell Laboratories, Inc., and its majority-owned subsidiary, PurePulse Technologies, Inc. All significant intercompany transactions and account balances are eliminated in consolidation.

       In the current year the Company recorded one-time charges totaling approximately $9.5 million. About $7 million of the charges are included in second quarter results, and the remainder is recorded in restated first quarter results as the cumulative effect of a change in accounting method due to the Company's early adoption of Financial Accounting Standards Board (FASB) Statement No. 121. Approximately $8 million of the charges do not require current or future cash outlays.

       The overall $9.5 million charge consists of the following: $4.1 million for write-downs of existing property, plant and equipment due to the implementation of Statement No. 121, which requires that the carrying amount of certain long-lived assets be written down if an impairment in value is determined to exist; the assets were evaluated on the basis of adequate anticipated future cash flows, as defined by the FASB, and assessments of fair market value were primarily based on estimated resale values; a $1.1 million charge to fully reserve the existing net deferred income tax assets of Maxwell (excluding its PurePulse Technologies subsidiary), as required under current financial accounting rules for income taxes; $0.9 million associated with surplus military and space-related inventory due to the restructuring of the Sierra division; and $3.4 million of other asset write-downs and reserves taken on the basis of current information on risk areas for the Company, of which $1.2 million is included in selling, administrative and general expenses and the remainder is charged to cost of sales; these other charges include contract reserves at the S-Cubed division, inventory reserves at the I-Bus and Balboa divisions, write-down of Business Systems division software, and certain charges at the Corporate level, including expenses related to the search for a new Chief Executive Officer of the Company and environmental and other reserves.

        As a result of the cumulative effect of a change in accounting method adjustment from the early adoption of FASB Statement No. 121, the Company's financial statements as of and for the three months ended October 31, 1995 have been restated. The effect of the change to the reported fiscal year 1996 first quarter results is as follows:


                                                  Three Months
                                              Ended October 31, 1995
                                        ----------------------------------
                                        As Previously              As
                                          Reported              Adjusted
                                        --------------       -------------
            Net income (loss)           $     60,000         $ (2,327,000)
            Earnings (loss) per share   $        .02         $       (.86)
            Retained earnings           $ 16,266,000         $ 13,879,000



PART I - continued



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

             Backlog of unfilled orders at January 31, 1996 was $77.6 million, of which $40.4 million is fully funded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

Special Reserves and Other Charges
----------------------------------

        First half results for fiscal year 1996 include charges of approximately $9.5 million, about $7 million of which are included in second quarter results, and about $2.5 million of which are recorded in restated first quarter results as the cumulative effect of a change in accounting method. The change in accounting method is related to the early adoption of Financial Accounting Standards Board (FASB) Statement No. 121, as described below. Approximately $8 million of the charges do not require current or future cash outlays.

        The overall $9.5 million charge consists of the following:

        -   Adoption of FASB Statement No. 121, which
            addresses the recoverability of the carrying
            costs of long-lived assets                            $ 4,100,000

            New FASB Statement No. 121 requires that the carrying amount of certain long-lived assets be written down if an impairment in value is determined to exist. The assets subject to evaluation are those long-lived assets (i.e., primarily property, plant and equipment) not supported by adequate anticipated future cash flows, as defined by the FASB. Of the $4.1 million amount, about $2.5 million relates to assets held for sale or other disposal, and under the adoption provisions of Statement
            No. 121, must be accounted for in the first fiscal quarter as the cumulative effect of a change in accounting method. First quarter fiscal 1996 results have accordingly been restated. The remainder of the Statement No.
            121 loss is from assets to be retained for use, and is recorded as a current period charge.

        -   Required reserve to fully cover Maxwell's net
            deferred tax assets                                   $ 1,100,000

            Absent the ability to carry losses back for book income tax purposes, and with the current year loss recorded to date, net deferred tax assets of the parent company must be fully reserved under the current accounting rules for income taxes. The deferred income taxes of PurePulse Technologies, Inc., a 76.5% owned subsidiary which files separate income tax returns, are not reserved. While this charge is recorded in the current quarter as income tax expense, it may be recovered if future years are profitable as a reduction in book income tax expense that would otherwise be required in such a profitable year. The Company's tax situation in the current year also requires that all of the losses recorded, including the reserves and other charges, be booked without a tax benefit for financial reporting purposes. Therefore, the losses for financial reporting purposes are the same after-tax as they are pre-tax.



PART I - continued



        -   Surplus military and space-related inventory
            due to the restructuring of the Sierra
            Capacitor / Filter division                           $   900,000

            This restructuring involves a focus on new commercial, primarily medical, product lines and a de-emphasis of unprofitable and high-risk military and space products.

        -   Other asset write-downs and reserves taken            $ 3,400,000

            These other write-downs and reserves include
            contract reserves at the S-Cubed division
            ($1,000,000), inventory reserves at the I-Bus
            and Balboa divisions ($500,000), write-down
            of capitalized Business Systems division
            software ($800,000), and certain charges at
            the Corporate level ($1,100,000), including
            costs and expenses related to the search for
            a new Chief Executive Officer of the Company,
            as announced in the first quarter of this
            fiscal year, and environmental and other
            reserves.
                                                                  -----------
                                                                  $ 9,500,000
                                                                  ===========

        The decision to concentrate on specific business lines at Sierra, operational losses associated with the chemical analytical services business, and the need to reserve the Company's net deferred income tax assets, led to the decision to early adopt Statement No. 121 in the current quarter, rather than wait until the first quarter of next fiscal year when adoption would otherwise have been required. The other asset write-downs and reserves taken derive from the assessment of current information on risk areas for the company, and reflect the impact of recent strategic decisions on the carrying value of operating assets and liabilities. The Company retains a strong balance sheet, as discussed in the Liquidity section below. A discussion of sales and operating results follows.

Results of Operations
---------------------

        Sales for the quarter ended January 31, 1996 were $19,340,000, or a 10% increase over the $17,630,000 for the same period one year ago. Six-month sales were $38,512,000, or an 8% increase over the $35,548,000 for last year's first six months. These increases are due to a rise in sales of commercial, industrial and scientific products (CIS), which increased just over 25% from the prior year for both the second quarter and first six months, offsetting sales decreases of slightly less than 15% in the technology programs and services (TPS) business segment in the comparable periods. These business segment sales are further described in the paragraphs below.

        CIS sales for the second quarter were $13,073,000, an increase of approximately $2,700,000, or 26%, compared to last year's second quarter. Six-month CIS sales were $24,331,000, an increase of approximately $5,100,000, or 27%, compared to the same period last year. For the three and six month periods, over half and 40% of the increase, respectively, is attributable to the S-Cubed division's new software business area. Currently, this business consists primarily of two long-term fixed price contracts, both of which are scheduled for completion in calendar 1996. The other substantial increase in CIS business segment sales is in the I-Bus division's PC-based controllers for original equipment manufacturers. These sales account for 25% of the three month increase, and 40% of the year-to-date increase. The balance of the CIS sales increase is primarily due to higher sales of pulsed power components, such as capacitors. While these are positive revenue gains for both the second quarter and the six months, it should be noted when making such comparisons that fluctuations upward or downward have occurred from time to time in several of the Company's CIS groups.



PART I - continued



        TPS sales for the second quarter were $6,267,000, a decrease of approximately $1,000,000, or 14%, compared to the prior year. Six-month TPS sales were $14,181,000, a decrease of approximately $2,200,000, or 13%, compared to last year's six-month period. The situation in the TPS business segment is very little changed from the first quarter report, as overall
Defense/contract R&D sales remain slightly higher than in the comparable periods of the prior year and chemical analytical services revenues are down.
While the Defense results are encouraging, the federal budget effect on future
Defense spending, and its impact on the Company, are not predictable and, therefore, previously reported results are not necessarily indicative of those to be expected in the future.

        The chemical analytical services laboratory at S-Cubed has historically focused on sample analysis for the Department of Energy (DOE) and the EPA. A significant decline in the flow of samples from these agencies is the major factor affecting chemistry revenues in the three and six-month periods.
Laboratory management believes this curtailment of sample flow is primarily due to federal budget delays and a current shift in emphasis at federal levels from characterization to remediation. While future revenues are not currently predictable, the laboratory has won several new and follow-on contract awards in the last two months which afford the opportunity to receive federal samples some months in the future. For the most part, however, the contracts do not provide for any fixed amount of sample deliveries. The Company is following a dual strategy for the laboratory of added sales and marketing efforts, and exploring its possible sale. Although the impact of a sale transaction on operating results is uncertain, the carrying cost of the chemical analytical services group's long-lived assets has been adjusted in connection with the adoption of Statement No. 121. Other laboratory assets, primarily receivables and inventory, have a current book value of approximately $500,000.

        Cost of sales for the second quarter was $17,997,000 or 93.1% of sales, and for the six months $32,861,000 or 85.3% of sales. These amounts are a substantial increase from the prior year as a percent of sales due in large part to the reserves and write-offs described above. Approximately $2 million of the January charges impacted cost of sales. This primarily includes reserves for contracts in S-Cubed's commercial software business area and the write-down of capitalized Business Systems division product software costs. A smaller amount of the charges are related to inventory at the I-Bus and Balboa divisions.

        Prior to the $2 million charge, cost of sales as a percent of sales for the three and six-month periods is 81.9% and 80.2%, respectively, compared to 74.0% and 73.1% for the same periods last year. On a percentage basis, the increases are nearly evenly distributed between the Company's two business segments for both the second quarter and the year-to-date. In the CIS segment, the largest factor in the increase in pre-write-off cost of sales as a percent of sales is the low profit margin associated with the S-Cubed division's entry into commercial software markets. However, gross profit margins are also lower in nearly all of the CIS business areas, reflecting, in addition to the S-Cubed impact, a shift in the mix at the I-Bus division to products and customers involving more competitive pricing pressures, and the re-working of products and processes at the Sierra division prior to the restructuring of product focus. In the TPS business segment, cost of sales as a percent of sales increased over the prior year primarily due to the impact of the fixed costs of the S-Cubed chemical analytical services laboratory given the large decrease in revenues from historical levels. Delays in funding on a DOE technology development program also contributed to the increase.

        Research and development expenses were $1,335,000 for the second quarter, compared to $936,000 for last year's second quarter. For the six months these expenses were nearly unchanged from the prior year, at $2,318,000 as compared to $2,290,000, respectively. The increase in the second quarter is attributable to an increased number of opportunities to respond to requests for large proposals, primarily in the networked software, power conversion systems and technology development areas.


PART I - continued



        Selling, administrative and general expenses include $1.2 million of the reserves and write-offs described previously. Excluding those special charges, selling, administrative and general expenses are nearly unchanged from the prior year for both the second quarter and year-to-date.

        Income tax expense was provided at a rate of 32% in the prior year, and as described previously, there is no income tax benefit provided on the current year loss.

        As a result of the above factors, the net loss for the three and six months ended January 31, 1996 was $8,179,000 and $10,506,000, respectively. As discussed earlier, the six month results include approximately $2.5 million of Statement No. 121 loss that was required to be reported as a restatement of 1996's first fiscal quarter. Accordingly, approximately $7 million of the special reserves and other charges impact the second quarter, and the three and six-month losses excluding such charges are $1,094,000 and $1,034,000, respectively. The comparable figures for the prior year are net income of $237,000 in the second quarter, and $560,000 for the six months.

Liquidity and Capital Resources
-------------------------------

        With working capital over $11 million and most of the second quarter charges requiring no future outlay of cash, the Company's balance sheet remains strong. The current ratio of 1.7 to 1 at January 31, 1996, compares to 2.4 to 1 at the end of fiscal year 1995. The Company's operations used $3.2 million in cash in the first six months, due primarily to an increase in receivables associated with S-Cubed's commercial software projects and inventory build-up at I-Bus. In addition, as a result of the second quarter charges, the Company is not in compliance with the tangible net worth requirement in its bank loan covenant. Management is holding discussions with the bank under a plan to renegotiate the lending arrangement. Cash requirements not met with funds on hand are currently planned to be met through the Company's bank line of credit of $7.5 million.



PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities
        -------------------------------

        As a result of the significant reserves and other charges in the three months ending January 31, 1996, a covenant in the Registrant's $7.5 million bank line of credit requiring a stated minimum tangible net worth was breached.
At January 31, 1996, the Registrant had borrowed $2 million under the line of credit. The lender has given the Registrant a letter of forebearance on taking any action as a result of the default for a period through May 1, 1996 to give the parties time to renegotiate the lending arrangement.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Registrant's Annual Meeting of Shareholders was held on December
12, 1995.  At the meeting, Alan C. Kolb, Karl M. Samuelian, and Thomas B.
Hayward were reelected as Class III directors for terms expiring at the 1998
Annual Meeting of Shareholders.  In addition, directors Adolphe G. Gueymard,
John W. Weil, Lewis J. Colby, Jr., Donn A. Starry, Henry F. Owsley, and Sean
M. Maloy continue to serve as directors with terms expiring at the 1996 and 1997 Annual Meetings of Shareholders.



PART II - continued



        In addition, the Registrant's shareholders approved the adoption of the Company's 1995 Stock Option Plan. A maximum of 250,000 shares have been authorized for issuance pursuant to the exercise of options granted under such plan.

        The following number of votes were cast "for" and to "withhold authority to vote for" on the election of the three directors elected as Class
III directors at the meeting:

Alan C. Kolb          For: 2,348,425          Withhold Authority: 68,824
                           =========                              ======

Karl M. Samuelian     For: 2,324,087          Withhold Authority: 93,162
                           =========                              ======

Thomas B. Hayward     For: 2,323,699          Withhold Authority: 93,550
                           =========                              ======

        The vote on the approval of the Company's 1995 Stock Option Plan was as follows:

                              For:      1,073,591
                              Against:    563,380
                              Abstain:     96,615

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits
             --------

             No exhibits are included with the Form 10-Q for the period ended
             January 31, 1996.

        (b)  Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed during the quarter ended January
             31, 1996.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MAXWELL LABORATORIES, INC.



March 15, 1996                      /s/ Gary Davidson
-----------------------             --------------------------------------
Date                                Gary Davidson, Chief Financial Officer
                                    and Authorized Officer



