Form 10-Q
period 1996-04-30
MAXWELL LABORATORIES INC /DE/
filed 1996-06-14
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549





                                  FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended April 30, 1996	        Commission File Number 0-10964







                           MAXWELL LABORATORIES, INC.

            Delaware                                   IRS ID#95-2390133
                              8888 Balboa Avenue
                        San Diego, California  92123
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

As of May 31, 1996 Registrant had only one class of common stock of which there were 2,739,001 shares outstanding.

PART I - FINANCIAL STATEMENTS

                         Maxwell Laboratories, Inc.

                    Consolidated Condensed Balance Sheet
                             (in thousands)

                                  Assets
                                  ------

                                                      April 30,     July 31,
                                                        1996          1995
                                                      ---------    ---------
                                                     (Unaudited)    (Note)
Current assets:
    Cash and cash equivalents                         $   1,410    $   4,053
    Accounts receivable - net                            15,545       16,030
    Inventories:
       Finished products                                    675        1,181
       Work in process                                    2,678        2,292
       Parts and raw materials                            4,360        3,766
                                                      ---------    ---------
                                                          7,713        7,239
    Recoverable income taxes                                895          861
    Prepaid expenses                                        666          572
    Deferred income taxes                                   145        2,090
                                                      ---------    ---------
       Total current assets                              26,374       30,845

Property, plant and equipment - net                      15,497       20,315
Deposits and other assets                                   668        1,210
                                                      ---------    ---------
                                                      $  42,539    $  52,370
                                                      =========    =========


                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
    Bank checks outstanding                           $   1,250    $      --
    Accounts payable                                     12,861        9,400
    Accrued employee compensation                         2,817        2,681
    Current portion of long-term debt
       and short-term borrowings                          3,009          909
                                                      ---------    ---------
    Total current liabilities                            19,937       12,990

Long-term debt                                            1,247        1,928
Deferred income taxes                                        --          805
Minority interest                                           935        1,283

Shareholders' equity:
    Common stock                                            274          269
    Additional paid-in capital                           19,269       18,889
    Retained earnings                                       877       16,206
                                                      ---------    ---------
                                                         20,420       35,364
                                                      ---------    ---------
                                                      $  42,539    $  52,370
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



PART I - FINANCIAL STATEMENTS, continued

                       Maxwell Laboratories, Inc.

           Consolidated Condensed Statement of Income - (Unaudited)
                  (in thousands except per share data)

                                                           Three Months
                                                          Ended April 30,
                                                      ----------------------
                                                        1996         1995
                                                      ---------    ---------
Sales                                                 $  20,331    $  17,468

Costs and expenses:
    Cost of sales                                        16,114       13,683
    Research and development expenses                     1,223        1,375
    Selling, administrative and general expenses          3,955        3,531
    Restructure and asset impairment losses               3,817           --
    Other - net                                              (4)        (324)
                                                      ---------    ---------
                                                         25,105       18,265
                                                      ---------    ---------

       Loss before income taxes
          and minority interest                          (4,774)        (797)

Income taxes (credit)                                        37         (354)
                                                      ---------    ---------
                                                         (4,811)        (443)

Minority interest in net income of subsidiary                12           21
                                                      ---------    ---------

       Net loss                                       $  (4,823)   $    (464)
                                                      =========    =========

Loss per share                                        $   (1.76)   $    (.17)
                                                      =========    =========

Weighted average number of shares                     2,737,000    2,675,000
                                                      =========    =========








Note: Loss per share is based upon weighted average number of shares of common stock outstanding. Per share amounts are unchanged on a fully dilutive basis.



See notes to consolidated condensed financial statements.


PART I - FINANCIAL STATEMENTS, continued

                          Maxwell Laboratories, Inc.

           Consolidated Condensed Statement of Income - (Unaudited)
                    (in thousands except per share data)

                                                           Nine Months
                                                          Ended April 30,
                                                      ----------------------
                                                        1996         1995
                                                      ---------    ---------
Sales                                                 $  58,843    $  53,016

Costs and expenses:
    Cost of sales                                        48,975       39,675
    Research and development expenses                     3,541        3,665
    Selling, administrative and general expenses         11,657       10,091
    Restructure and asset impairment losses               6,385           --
    Other - net                                            (223)        (507)
                                                      ---------    ---------
                                                         70,335       52,924
                                                      ---------    ---------

       Income (loss) before income taxes,
          minority interest and cumulative
          effect of change in accounting method         (11,492)          92

Income taxes (credit)                                     1,237          (70)
                                                      ---------    ---------
                                                        (12,729)         162

Minority interest in net income of subsidiary                31           66
                                                      ---------    ---------

       Income (loss) before cumulative
          effect of change in accounting method         (12,760)          96

Cumulative effect of change in accounting method         (2,569)          --
                                                      ---------    ---------

       Net income (loss)                              $ (15,329)   $      96
                                                      =========    =========

Earnings (loss) per share before cumulative
    effect of change in accounting method             $   (4.70)   $     .04
                                                      =========    =========

Earnings (loss) per share                             $   (5.64)   $     .04
                                                      =========    =========

Weighted average number of shares                     2,717,000    2,677,000
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

PART I - FINANCIAL STATEMENTS, continued

                       Maxwell Laboratories, Inc.

       Consolidated Condensed Statement of Cash Flows - (Unaudited)
                           (in thousands)

                                                          Nine Months
                                                         Ended April 30,
                                                     -----------------------
                                                       1996          1995
                                                     ---------     ---------
OPERATING ACTIVITIES
  Net income (loss)                                  $ (15,329)    $      96
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                     1,524         2,149
       Restructure and asset impairment losses           6,642            --
       Cumulative effect of change in accounting
         method                                          2,569            --
       Minority interest in net income of subsidiary        31            66
       Changes in operating assets and
         liabilities - net                               1,595        (1,666)
                                                     ---------     ---------

         NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                        (2,968)          645
                                                     ---------     ---------

INVESTING ACTIVITIES
  Purchases of property and equipment                   (1,479)       (2,038)
                                                     ---------     ---------
         NET CASH USED IN
            INVESTING ACTIVITIES                        (1,479)       (2,038)
                                                     ---------     ---------

FINANCING ACTIVITIES
  Principal payments on long-term debt                    (681)         (744)
  Proceeds from short-term borrowings                    2,100            --
  Proceeds from issuance of Company stock                  385            --
                                                     ---------     ---------
         NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                         1,804          (744)
                                                     ---------     ---------
         DECREASE IN CASH AND
            CASH EQUIVALENTS                            (2,643)       (2,137)

  Cash and cash equivalents at beginning of period       4,053         4,579
                                                     ---------     ---------

         CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                         $   1,410     $   2,442
                                                     =========     =========



See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

       The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at April 30, 1996 and the results of operations for the three and nine month periods then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1995 audited financial statements included in its Proxy Statement for the 1995 Annual Meeting of Shareholders. Interim results are not necessarily indicative of those to be expected for the full year.

       The consolidated financial statements include the accounts of Maxwell Laboratories, Inc., and its majority-owned subsidiary, PurePulse Technologies, Inc. All significant intercompany transactions and account balances are eliminated in consolidation.

       In January 1996, the Company recorded one-time charges totaling approximately $9.5 million. About $7 million of the charges were included in second quarter results, and the remainder was recorded in restated first quarter results as the cumulative effect of a change in accounting method due to the Company's early adoption of Financial Accounting Standards Board (FASB) Statement No. 121.

       The overall $9.5 million charge consisted of the following: $4.1 million for write-downs of existing property, plant and equipment due to the implementation of Statement No. 121, which requires that the carrying amount of certain long-lived assets be written down if an impairment in value is determined to exist; the assets were evaluated on the basis of adequate anticipated future cash flows, as defined by the FASB, and assessments of fair market value were primarily based on estimated resale values; a $1.1 million charge to fully reserve the net deferred income tax assets of Maxwell (excluding its PurePulse Technologies subsidiary), as required under current financial accounting rules for income taxes; $0.9 million associated with surplus military and space-related inventory due to the restructuring of the Sierra division; and $3.4 million of other asset write-downs and reserves taken on the basis of information on risk areas for the Company including contract reserves at the S-Cubed division, inventory reserves at the I-Bus and Balboa divisions, write-down of Business Systems division software, and certain charges at the Corporate level, including expenses related to the search for a new Chief Executive Officer of the Company and environmental and other reserves. Of these other write-downs and reserves, $1.2 million is included in selling, administrative and general expenses and the remainder is charged to cost of sales.

       In April 1996, the Company recorded additional charges totaling $4.9 million, primarily for restructure-related activities. The restructure provision amounts to $3.8 million and includes separation costs for prior executive management and estimated costs for disposition of the Company's chemical analytical services laboratory, facilities relocation and idle capacity, and other costs of reorganizing the divisional structure of the Company, primarily related to various aspects of the Defense business units. The non-restructure portion of the overall charge is primarily for contract and inventory-related matters.

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

       Backlog of unfilled orders at April 30, 1996 was $80.0 million, of which $44.8 million is fully funded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

Restructure Reserves, Other Charges and Hiring of New Chief Executive Officer
- -----------------------------------------------------------------------------

       During the third quarter the Company recorded charges totaling $4.9 million, primarily for restructure-related activities. These charges coincide with a change in management at the Company, and reflect separation costs for prior management and the reorganization plans of new management. The charges for these reorganization plans include the estimated costs associated with disposition of the Company's chemical analytical services laboratory, facilities relocation and idle capacity, and other costs of reorganizing the divisional structure of the Company, primarily related to various aspects of the Defense business units. Non-restructure charges include reserves totaling approximately $500,000 and $300,000, respectively, for contract and inventory-related matters.

       Under a management succession plan, Mr. Ken Potashner formally assumed the duties of President, Chief Executive Officer, and Chief Operating Officer of Maxwell on April 26, 1996. Mr. Potashner had previously served as General Manager of Disk Drive Operations for Conner Peripherals in San Jose, California. Mr. Potashner also consulted for the Company prior to his employment, and the costs of restructuring and reorganizing were announced concurrently with Mr. Potashner's hire date. The reorganization reflects his intention to streamline operations, focus business units around synergistic capabilities and markets, and position the Company to more rapidly achieve product-to-market goals. Including approximately $9.5 million of charges taken in the second quarter of this year, primarily for asset write-downs and the Company's early adoption of FASB Statement No. 121, $14.4 million of charges have been taken this fiscal year to create a leaner, more tightly focused company. Even with these write-offs, the Company retains a strong balance sheet, as discussed in the Liquidity section below. A discussion of sales and operating results follows.

Results of Operations
- ---------------------

       Sales for the quarter ended April 30, 1996 were $20,331,000, or a 16% increase over the $17,468,000 for the same period one year ago. Nine-month sales were $58,843,000, or an 11% increase over the $53,016,000 for last year's first nine months. For the third quarter, the increase reflects higher sales in both the commercial, industrial and scientific products (CIS) business segment, and the primarily Defense-related technology programs and services
(TPS) business segment. For the year-to-date, increased CIS sales are more than offsetting a 5% decline in TPS sales. These business segment sales are further described in the paragraphs below.

       CIS sales for the third quarter were $12,219,000, an increase of approximately $1,850,000, or 18%, compared to last year's third quarter. Nine-month CIS sales were $36,550,000, an increase of approximately $7,000,000, or 24%, compared to the same period last year. Nearly all of the Company's commercial business areas have both quarter-to-quarter and year-to-date sales gains over the prior year. On a dollar basis, the primary increase for the quarter was sales of PC-based controllers of the I-Bus division. I-Bus' sales continue to grow as the division realizes its strategy of being a preferred strategic partner for custom OEM applications. For the nine-month period, the dollar increase in CIS sales is primarily attributable both to I-Bus and to the S-Cubed division's integrated justice information software business. Currently, this software business consists primarily of two long-term fixed price contracts, both of which are scheduled for completion in calendar 1996. While these are positive sales results for both the third quarter and the nine months, it should be noted when making such revenue comparisons that fluctuations upward or downward have occurred from time to time in several of the Company's CIS groups.

       TPS sales for the third quarter were $8,112,000, an increase of approximately $1,000,000, or 14%, compared to the prior year. Nine-month TPS sales were $22,293,000, a decrease of approximately $1,150,000, or 5%, compared to last year's first nine months. Two major factors contributed to the increase over the prior year for the quarter as contrasted with a decrease for the comparable nine-month periods. One, a large multi-year Defense contract in the S-Cubed division has been ramping-up during the current year. Last year, the program had been transitioning from the original to a follow-on contract, and was ramping-down. Two, the chemical analytical services business, while still at a very low level of sample flow through the lab, had a similarly low level in the third quarter of last year. In the first two quarters of 1996, a low sample volume had compared to a more typical and much higher flow in 1995. As a result, third quarter TPS sales are higher this year than in the third quarter of 1995, but nine-month sales remain less than in the prior year.
The TPS segment comprises primarily the Company's Defense-related business and the substantially Government-related work in the chemical analytical services laboratory, and the effect of changes in federal spending on these programs, and its impact on the Company, is not predictable. Therefore, previously reported TPS sales are not necessarily indicative of those to be expected in the future.

       The Company has followed a dual strategy this year for the Chemistry laboratory of added sales and marketing efforts, and exploring its possible sale. Due to the non-core status of the laboratory and its current business, in the third quarter management undertook a plan of disposition, and incurred a charge for the estimated related costs, as previously described.

       Cost of sales for the third quarter was $16,114,000, or 79.3% of sales, and for the nine months $48,975,000, or 83.2% of sales. The year-to-date amount is a substantial increase from the prior year as a percent of sales due in large part to the second and third quarter charges previously described. Approximately $2.8 million of the combined second and third quarter charges impacted cost of sales, of which $2 million occurred in January.

       Prior to the $2.8 million of charges, cost of sales as a percent of sales for the three and nine-month periods is 75.3% and 78.4%, respectively, compared to 78.3% and 74.8% for the same periods last year. On a percentage basis, the changes are nearly evenly distributed between the Company's two business segments for both the third quarter and the nine-month period. For the quarter, the improvement is primarily attributable to an increased recovery of overhead costs in the Balboa division. For the nine months, the increase in cost of sales as a percent of sales in the CIS segment is primarily associated with the low gross profit margins on the S-Cubed division's entry into new commercial software markets, and the re-working of products and processes at the Sierra division prior to the de-emphasis and restructuring of its military and space-related business. In the TPS business segment for the nine months, the increase in the cost of sales percentage is due primarily to the impact of the large decrease in chemical analytical services laboratory revenues.

       Selling, administrative and general expenses include $1.5 million of the reserves and write-offs described previously. Excluding those special charges, selling, administrative and general expenses are nearly unchanged from the prior year for both the third quarter and year-to-date.

       Other-net for the three and nine months ended April 30, 1996 was income of $4,000 and $223,000, respectively, compared to $324,000 and $507,000 for the comparable periods last year. The decrease in other-net occurred in the current quarter, and is primarily attributable to lower interest income due to a reduction in funds available for investment, and the receipt last year of interest earned on various tax recoveries.

       The Company is incurring a loss in the current year, and cannot carry that loss back to recover taxes paid in prior years. Therefore, no income tax benefit is provided on the current year loss. In the prior year, carrybacks were available and, accordingly, an income tax benefit was provided on losses in the prior year.

       As a result of the above factors, the net loss for the three months ended April 30, 1996 was $4,823,000 compared to a loss of $464,000 for the same period one year ago. For the nine months, the current year loss of $15,329,000 compares to net income of $96,000 in the prior year.

Liquidity and Capital Resources
- -------------------------------

       Primarily as a result of the second and third quarter charges, current liabilities have increased to $19.9 million. The balance sheet remains strong, however, with very little long-term debt, working capital of $6.4 million, and a current ratio of 1.3 to 1 at April 30, 1996. The Company recently renegotiated its bank line of credit, and cash requirements for the foreseeable future are expected to be met with cash from operations and the bank line of credit of $5 million.


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)     Exhibits

                No exhibits are included with the Form 10-Q for the period ended April 30, 1996.

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended April 30, 1996.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MAXWELL LABORATORIES, INC.



            June 14, 1996                      /s/ Gary Davidson
- ----------------------------------------       -----------------------------
Date                                           Gary Davidson, Chief Financial
                                               Officer and Authorized Officer