Form 10-K405
period 1996-07-31
MAXWELL LABORATORIES INC /DE/
filed 1996-10-29
CIK 319815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission file number
      July 31, 1996                                           0-10964

                           MAXWELL TECHNOLOGIES, INC.
                           --------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                               95-2390133
     -------------------------------                ----------------
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)


           8888 Balboa Avenue
          San Diego, California                           92123
     ------------------------------                 ----------------
          (Address of Principal                        (Zip Code)
           Executive Offices)

Registrant's telephone number, including area code:  (619) 279-5100

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                            X
                          -----

          State the aggregate market value of the voting stock held by non-affiliates of the Registrant:

                         $44,421,238 at August 31, 1996

The Registrant has one outstanding class of Common Stock. 2,876,858 shares were outstanding at August 31, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (including the Appendix thereto) are incorporated by reference in Part II and III of this Report.

PART I

ITEM 1.   BUSINESS

          The Registrant develops, manufactures and markets products and services involving power conversion systems and components, information technologies and purification systems. These advanced technology solutions, many of which were derived from the Registrant's scientific, research and development programs for the federal government, are used in diverse commercial and government markets.

          A leader in pulsed power technology -- the delivery of brief, high-voltage bursts of electrical energy at high peak power or high average power when repetitive pulses are generated -- the Registrant designs, develops and manufactures power conversion systems and components designed to meet a variety of customer and market requirements for pulsed power. These systems and components range from individual energy storage capacitors to major integrated pulsed power systems. They are used, or being developed for use, in a variety of applications including medical equipment and devices; purification equipment for the reduction of microbial contamination of food, packaging, medical products, air and water; power systems for automotive, utility and communications markets; nuclear effects simulation and conventional defense programs; and commercial and governmental research and development projects.
The Registrant has a strong foundation in advanced computer programming and mathematical techniques used in understanding and analyzing complex physical phenomena. This foundation has led to a focus on business initiatives involving sophisticated but user-friendly software and integrated network solutions to the information and data processing needs of state and local agencies, as well as traditional analytical services for the federal government. The Registrant also designs and sells customized PC-based computer systems for integration by original equipment manufacturers into equipment for real-time commercial and industrial applications.

          The Registrant's business is conducted in four industry segments: (i) Power Conversion Products, in which the Registrant designs, develops and manufactures component parts and subsystems that condition and/or exploit electrical energy, primarily for commercial markets; (ii) Commercial and Industrial PC Products, in which the Registrant designs, develops and manufactures customized PC computers and components for original equipment manufacturers; (iii) Technology Programs and Systems, in which the Registrant performs scientific research, develops and deploys major systems and operates and maintains research and test facilities primarily for the federal government; and (iv) Information Products and Services, in which the Registrant provides sophisticated software and internet products and services and integration and networking services and applications to the commercial and state and local government marketplace.

          The following table sets forth, for the periods indicated, the Registrant's approximate revenues attributable to its industry segments:

                                                Year Ended July 31
                                          ------------------------------
                                            1996       1995     1994
                                                  (In thousands)

Power Conversion Products                  $16,448   $15,207   $16,285

Commercial and Industrial PC Products       26,131    23,319    18,967

Technology Programs and Systems             30,198    31,064    46,625

Information Products and Services            8,134     5,414     3,586
                                           -------   -------   -------
Total                                      $80,911   $75,004   $85,463
                                           -------   -------   -------
                                           -------   -------   -------

Additional financial information relating to these segments is contained in
Note 11 of Notes to the Consolidated Financial Statements contained in the Appendix to the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders (the "Proxy Statement Appendix").

          The Registrant was originally incorporated in California in 1965 and reincorporated in the State of Delaware in 1986. Its principal place of business and executive offices are located in San Diego, California. Shortly after the end of fiscal 1996 the Registrant changed its corporate name from Maxwell Laboratories, Inc. to Maxwell Technologies, Inc., in order to reflect the greater emphasis in Registrant's business on the manufacture, sale and distribution into global markets of commercial products and services with a high technology content.

INTRODUCTORY NOTE ON FORWARD-LOOKING STATEMENTS

          The Registrant's business is a mix of mature products and services and a variety of new products and services, including some which are in development and untested in the commercial marketplace. Many of these new and emerging business areas represent technology advancements over existing competing products and services and are therefore subject to additional risks beyond the standard business risks associated with new product or service offerings relating to technology challenges, patent and other proprietary issues and market acceptance. The Registrant believes that it is important to shareholders and investors to occasionally comment on expected or projected developments or milestones in the commercialization process of such new business areas as well as on progress expected or anticipated in more mature business areas. These statements are considered "forward-looking" and should be read with caution, as explained below.

          The discussion in this report and other public disclosures of the Registrant's business will use words such as "estimates," "expects" or "projects" or phrases which involve anticipation or expectation of future events or results and similar expressions which are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Other Cautionary Information" below, that could cause actual results to differ materially from those projected or expected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date when made.

POWER CONVERSION PRODUCTS

          The Registrant develops, manufactures and sells compact, high performance power conversion subsystems and components to industrial and government customers in a wide range of markets. These activities are carried out in the Energy Products and PurePulse Technologies subsidiaries.

          PURIFICATION PRODUCTS. The Registrant has been developing new methods and equipment that could significantly alter techniques for reducing microbial contamination. Following seven years of proprietary research and development funded by the Registrant and companies in the food industry, the Registrant formed its majority-owned subsidiary in November, 1988, then named Foodco Corporation and in 1995 renamed PurePulse Technologies, Inc., ("PurePulse") to actively pursue commercial markets for this technology. While food industry applications remain an important focus, substantial markets are emerging for medical and pharmaceutical sterilization as well as for purification of air and water. One of the world's leading suppliers of food processing and packaging equipment companies, Tetra Laval Group ("Tetra Laval"), holds a minority interest in PurePulse, and on August 1, 1996, the Registrant repurchased a minority interest held by Kraft General Foods.

          During fiscal 1996, testing at pilot-line facilities as well as extensive laboratory testing continued to validate the effectiveness of PUREBRIGHT(R) (pulsed light) technology being commercialized by PurePulse for food packaging applications. PUREBRIGHT systems were also delivered for medical/pharmaceutical pilot tests in fiscal 1996 to acquire data for regulatory approval of PUREBRIGHT for such sterilization applications.

          During fiscal 1996, a significant portion of PurePulse's activities were performed under an agreement with Tetra Laval, involving the development of commercial PUREBRIGHT equipment for certain packaging applications which Tetra Laval will have the exclusive right to commercialize, subject to further agreement on appropriate royalties and other provisions. During fiscal 1995, PurePulse began a concentrated program to demonstrate the capability to meet stringent lamp life requirements involved in a major application of interest to Tetra Laval and funding is being provided by Tetra Laval for several programs including the lamp life development effort. During fiscal 1996, significant progress was made toward demonstration of the required lamp life for the Tetra Laval application, although there remain additional testing and cost issues.

          PurePulse is under contract with a large international restaurant chain to develop a compact PUREBRIGHT unit for killing microorganisms in water, which would be designed for use in restaurants world-wide. Final design and specification work is underway, and field tests of water treatment units are scheduled for the first half of calendar 1997.

          During fiscal 1996, PurePulse began development work with Automatic Liquid Packaging (ALP) for PUREBRIGHT systems integrated into ALP blow-fill-seal plastic packaging equipment. ALP is a major supplier of blow-fill-seal packaging systems to the pharmaceutical industry. The first PUREBRIGHT system for this application was ordered by ALP in fiscal 1996 for delivery in early fiscal 1997 and will be used to acquire data for approval of the U. S. Food and Drug Administration ("FDA") and for contract packaging of pharmaceutical products.

          Early in fiscal 1997, PurePulse was notified that the FDA had approved the use of its PUREBRIGHT process for reducing microorganism levels on foods. Applications include extending the shelf life of fresh foods and reducing pathogenic microorganism levels to increase food safety. Marketing and pilot testing for such applications was started in fiscal 1996 and is expected to continue in fiscal 1997.

          PurePulse is also developing technology for cool preservation of liquid foods and beverages under the trade name COOLPURE/TM/. involving the application of pulsed electric fields. Testing and development of the COOLPURE technology is being undertaken by PurePulse under contracts with the U.S. Army Natick Food Laboratory and in conjunction with a large European food company. PurePulse received notification from the FDA in July 1995 that the use of COOLPURE technology for food treatment does not require a food additive petition and FDA approval will not be required for such use.

          POWER CONVERSION COMPONENTS. The Registrant develops, manufactures and sells compact capacitors which are used to store and deliver electrical energy in single or repetitive pulses, generally at high voltage. The Registrant's capacitors are used for commercial, medical and military applications requiring high levels of reliability and performance. The majority of these capacitors are manufactured using modifications and variations of the Registrant's standard designs to fit specific customer needs. The Registrant continues to be a major supplier of capacitors for use in portable heart defibrillators - medical devices used to restore the normal rhythm of an erratically-beating heart. During fiscal 1996 the Registrant continued to expand its production and sale of a new line of patented feedthrough filter capacitors originally introduced to the marketplace in fiscal 1995. These devices are produced by the Registrant's Sierra Capacitor/Filter operation and are used in filtering out electromagnetic interference in implantable pacemakers and defibrillators.

          The Registrant also develops, manufactures and sells a line of compact capacitor charging power supplies for both commercial and military markets. The power supply line was primarily developed by the Registrant under funding from the NASA Center for the Commercial Development of Space Power Systems at Auburn University. The product line, introduced in fiscal 1991, is manufactured under license from Auburn University. The compact power supplies charge capacitors used in high voltage pulsed power systems for applications in industrial, medical and scientific lasers, accelerators and research and development devices. Power supplies for other industrial and commercial applications requiring highly regulated current and voltage were added to this product line in fiscal 1993 to broaden the market potential. Efforts at the Auburn NASA Center in fiscal 1996 focused on development of a power supply module for use in industrial PC applications.

          ULTRACAPACITOR PRODUCT DEVELOPMENT. Under various agreements with automotive manufacturers, clean power delivery companies, telecommunications companies and U.S. government laboratories and agencies, the Registrant continued development during fiscal 1996 of its innovative ultracapacitor product, a high energy density capacitor with applications to low voltage markets. A significant portion of the underlying technology for these applications is the subject of pending patent applications of the Registrant. Currently, the development is focused on requirements for three large commercial markets where the ultracapacitor could have a significant impact: automotive, including electric and hybrid electric vehicles; utility applications requiring uninterruptible power sources; and telecommunication applications. Shortly after the end of fiscal 1996, an international automobile manufacturer entered into an agreement to conduct a detailed evaluation of the Registrant's ultracapacitor for possible use in electric and hybrid electric vehicles, with an expressed intent to entertain a follow-on development agreement if the evaluation yields favorable results.

COMMERCIAL AND INDUSTRIAL PC PRODUCTS

          Through its I-Bus subsidiary, the Registrant is engaged in the design, development and manufacture of customized PC computers, and components such as enclosures, CPUs and passive backplanes, for real-time commercial and industrial applications. These products are sold primarily through strategic partnerships with Original Equipment Manufacturers (OEMs) in which I-Bus typically performs custom design and engineering services to meet the OEM's particular requirements and then manufactures and sells the computers to the OEM for integration into the final product. I-Bus' products are used as data processing and control elements, and incorporate advanced computer technology into complex products and systems. I-Bus sells to OEMs in a variety of markets including voice processing, light industrial, telecommunications, networking, medical imaging and instrumentation.

          In recent fiscal years, and again in fiscal 1996, sales of these products have constituted a substantial portion of the Registrant's total business. I-Bus' industry is highly competitive, with price, delivery, reliability and service being of significant importance to customers. The I-Bus products are in a growing market and are subject to price erosion. Moreover, I-Bus' business is characterized by continuous technological change, which can lead to product obsolescence.

TECHNOLOGY PROGRAMS AND SERVICES

          The Registrant is engaged in a variety of programs and services primarily for the federal government but also for universities, national laboratories and industrial and defense companies. These efforts involve research related to nuclear and advanced conventional weapons and their effects, on-site technical support for advanced research at a national laboratory, and development of improved pulsed power components for above-ground simulation devices and conventional weapons development. Computer-based modeling is performed for electromagnetic effects due to both naturally occurring and nuclear weapon environments. Research and development is also conducted in the area of space environment effects, with applications to the space station, electric propulsion, mission planning and satellite design.

          NUCLEAR AND ADVANCED CONVENTIONAL WEAPONS EFFECTS RESEARCH. A substantial portion of this work is performed under contracts with agencies of the Department of Defense ("DOD"), primarily the Defense Special Weapons Agency ("DSWA"), formerly Defense Nuclear Agency. During the last several years, the Registrant has experienced significant reductions in this business area as DSWA has responded to reduced global threats and shrinking defense budgets. Recently, activities in this area have emphasized vulnerability and lethality analysis and experimental verification by above-ground simulation testing. The Registrant is involved in many aspects of weapons effects testing and research, including test design and analysis of weapons effects, as well as designing, building and operating above-ground simulation test facilities. Three of the four radiation simulators in San Diego which were designed, built, and operated by the Registrant and owned by the United States Government ceased operation on October 1, 1995, and the Registrant is providing services to DSWA to assist in the closure of these facilities. The Registrant will continue to provide testing and analysis on the fourth simulation facility and with its gamma ray source after the closure of the other three simulation devices.

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

          CONVENTIONAL DEFENSE TECHNOLOGY. The potential use of compact pulsed-power systems to deliver billions of watts of electrical power to a gun barrel offers an alternate approach to extending the range of artillery and naval bombardment guns, and for air defense and defense against tactical ballistic missiles. The Registrant operates an experimental gun facility for DSWA for several mission-oriented programs including projectile development, extended range shore bombardment and anti-armor. The Registrant continued support work in fiscal 1996 on an electrothermal cartridge program which combines electrical energy with chemical energy (chemically inert propellants) to create major improvements in projectile velocities, range and lethality.


          ON-SITE TECHNICAL SUPPORT. The Registrant provides a wide range of technical, operations and maintenance support to the U.S. Air Force Phillips Laboratory through a staff co-located at the laboratory. These services include primary responsibility for the design, construction, operation and maintenance of large capacitor banks used principally for the study and evaluation of advanced weapons concepts and high energy density plasma physics experiments. The Registrant has supported the Phillips Laboratory in space and advanced weapons technologies, advanced pulsed power development, high power microwave source development and system integration of advanced concept demonstration experiments.

          OTHER SERVICES AND SYSTEMS. In fiscal 1996, the Registrant demonstrated the ability to fracture rock in a hard rock mine using technology developed out of the electrothermal cartridge program. This technique, called Electroblast, involves the rapid expansion of a non-toxic material initiated by a pulsed electric discharge and represents a possible alternative to dynamite. Further evaluation tests involving tunneling applications are being undertaken. The Registrant also provides environmental consulting services primarily for large engineering firms involved in the remediation of military sites. During fiscal 1996, the Registrant sold its chemical analytical laboratory which was involved in the analysis of environmental samples for hazardous substances.

INFORMATION PRODUCTS AND SERVICES

          The Registrant's Information Systems subsidiary provides software-related products and services in the areas of integrated justice information systems, internet access and content, management information and educational software products and network services. In fiscal 1996, the Registrant continued work on a $1.7 million project involving networking services for a state-wide child support enforcement system in South Carolina. During fiscal 1996, work continued on a two-year $5.2 million program to provide an integrated criminal justice information system for Sarasota County, Florida, which will integrate the information and data processing requirements of all the County's criminal justice agencies and the criminal courts into one networked system. This integrated system will be among the first of its kind in the country. In fiscal 1996, the Registrant was selected by the Florida Association of Court Clerks to implement a $3.2 million networked offender-based tracking and case management system in 37 counties in Florida, which is scheduled for completion in the current fiscal year. In each of the projects in Florida, the Registrant is teamed with NCR to provide computer hardware and other support and with local software vendors.

          The Registrant's business systems group is marketing accounting and management information software programs with sophisticated job cost accounting capabilities of interest to large contractors. Development continued in fiscal 1996 on a new, open platform, client-server based version of the software which will be introduced to the market in the current fiscal year. During fiscal 1996 the Registrant delivered a physics product and continued development of a mathematics product under a software development and license agreement with Glencoe/McGraw-Hill. The Registrant is developing multimedia software products on CD ROM to supplement textbooks in high school physics and algebra classes. Glencoe, a market leader in supplying textbooks to high schools, provides development funding to the Registrant and will market the software to the secondary education marketplace.

          In addition, during fiscal 1996, the Registrant's internet group developed traffic and other information accessible on the internet during the Atlanta Olympic Games and the Republican National Convention, and in early fiscal 1997 signed an agreement with Yahoo! for a co-branded traffic information page for Los Angeles, Orange County, San Diego and San Francisco accessible through the Yahoo! search directory.

INTERNALLY-FUNDED, COMPANY-SPONSORED RESEARCH AND DEVELOPMENT

          The Registrant conducts internally-funded, company-sponsored research and development to refine and expand its products and services. In addition, internally-funded, company-sponsored engineering, research and development work is performed to prepare proposals both for research and development contracts and contracts to manufacture and deliver products. In fiscal 1996, 1995, and 1994, the Registrant expended approximately $5,081,000, $5,038,000, and $4,794,000 respectively, on internally-funded, company-sponsored research and development.

BACKLOG

          As of July 31, 1996, 1995 and 1994, the Registrant's funded backlog amounted to approximately $38 million, $38 million, and $32 million, respectively. The funded backlog consists of the unexpended funding under cost reimbursement contracts not yet completed, remaining revenues to be recognized on contracts accounted for on a percentage of completion basis and firm orders for products not yet delivered. The Registrant expects to complete or deliver substantially all of its currently funded backlog within twenty-four months. At July 31, 1996, the unfunded portion of contracts awarded was an additional $28 million, compared to $33 million at July 31, 1995 and $53 million at July 31, 1994.

CUSTOMERS

          A substantial portion of the Registrant's sales (approximately 40% in fiscal 1996 and 43% in fiscal 1995) is derived from contracts with the United States government, principally agencies of the DOD, and subcontracts with government suppliers. The DSWA is the Registrant's largest single customer, accounting for 11% and 14% of the Registrant's total sales and 30% and 33% of sales of

Technology Programs and Services in fiscal 1996 and 1995, respectively. No other customer accounted for as much as 10% of the Registrant's total sales during such periods.

GOVERNMENT BUSINESS

          The reductions in defense budgets over the past three years have affected the Registrant's activities in its Technology Programs and Services segment, particularly in the area of system survivability products and services. In particular, reductions in research and development funding by the government agencies with which the Registrant does business have had a material adverse effect over the past few years upon the Registrant's operations in such segment. For example, as described above, operations at major simulation facilities run by the Registrant for DSWA have been terminated and closure activities have begun.

          As a result of overall defense cutbacks, the Registrant has experienced increased competition in bidding for ongoing programs from contractors seeking to replace their lost business. Such defense cutbacks and increased competition have resulted in relatively high costs of doing business in many of the Registrant's defense areas and in price pressure on awarded programs.

          The Registrant's funded government contracts are typically performable over a one-year period. While no assurance can be given that the Registrant will receive further funding under these contracts or be awarded any additional contracts, the Registrant historically has received continuous funding from the DSWA under a series of contracts since 1968; however, there has been a continued decrease in funding for such programs over the past few years. Government agencies may terminate their contracts, in whole or in part, at their convenience. In such event, the government agency is obligated generally to pay the costs incurred by the Registrant thereunder plus a fee based upon work completed. The Registrant has been adversely impacted by curtailment in several of these programs, and further substantial curtailment of these government programs would have a material adverse effect upon the Registrant's sales and profitability.

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

          Greater risks are involved under a fixed price contract than under a cost reimbursement contract because in a fixed price contract the Registrant assumes responsibility for providing the specified product or services regardless of the actual costs incurred. Failure to anticipate technical problems, estimate costs accurately or control costs during contract performance will reduce or eliminate the contemplated profit and can result in a loss. On the other hand, higher profit margins are generally permitted by the government in establishing prices for fixed price contracts because of such risks. During both fiscal 1996 and 1995, approximately 65% of the Registrant's sales were derived from fixed price contracts and standard purchase orders and the balance of the Registrant's sales were derived from cost reimbursement contracts. Substantially all of the Registrant's sales in the Commercial and Industrial PC Computers and the Information Products and Services industry segments area are under fixed price contracts and standard purchase orders. In the Technology Programs and

Services and Power Conversion Products industry segments approximately 60% and 57% of sales were derived from cost reimbursement contracts in fiscal 1996 and 1995, respectively, and the balance of sales in those segments in such years were under fixed price contracts.

MATERIALS

          The Registrant generally purchases components and materials, such as electronics components, dielectric materials, and enclosures of metal and plastic, from a number of suppliers. The Registrant's I-Bus subsidiary, however, does rely on single qualified suppliers for some of its critical components, primarily CPU boards and power supplies. I-Bus has experienced interruptions in shipments from such suppliers that have had material short-term impacts on its operations. The Registrant is working with its OEM customers to expand the number of qualified suppliers for these components.

          In addition, in its Power Conversion Products business, the Registrant has traditionally used one supplier each for capacitor grade paper and polyester film and has considered the availability of these materials to be adequate. During the past two years, however, the Registrant has experienced problems with both of these critical suppliers and the suppliers were unable to adequately meet Registrant's requirements. The Registrant has taken steps to minimize the future likelihood and impact of such occurrences by evaluating alternate sources and has pursued and qualified additional sources for these materials.

SALES AND MARKETING

          The Registrant's sales and marketing activities are coordinated by the relevant operating unit or subsidiary which is responsible for its own sales and marketing planning, product development and sales support activities, supplemented by participation from the Registrant's senior management. The Registrant has sales personnel or product champions for each of its principal product lines with support from scientists, applications engineers and technical specialists. The Registrant develops contract opportunities for its customer-funded technology programs primarily through its technical staff. The Registrant's business focus is to define proprietary products and services utilizing its core technologies and professional capabilities to meet the requirements of its customers and to position the Registrant to enter new niche markets.

          Sales and marketing in the United States for the Registrant's products are handled directly by the Registrant as well as through sales representatives for selected products. The Registrant utilizes sales representatives to assist in marketing its products outside the United States.

EMPLOYEES

          At July 31, 1996, the Registrant employed 565 persons. None of the Registrant's employees is represented by a labor union. The Registrant considers its relations with its employees to be good.

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

COMPETITION

          In most of its activities, the Registrant has a number of competitors, some of which have been established longer and have substantially greater financial and other resources. In its nuclear weapons effects simulation business, the Registrant has one principal competitor.


          The Registrant believes its ability to compete successfully in its existing products and services is based substantially upon its capability to design and manufacture products which are responsive to the high quality, performance and reliability requirements of its customers at competitive prices and to perform its technology contracts. The Registrant's success also depends upon its ability to hire and retain highly qualified engineers, scientists and management personnel.

RISK FACTORS AND OTHER CAUTIONARY INFORMATION

          In the conduct of its business the Registrant faces financial, marketing, technical and other business risks in common with other companies in the same or similar business areas. These risks include securing adequate financial resources for the conduct and growth of the business; securing development funding for new products; competition from larger and better financed competitors; shrinking defense budgets and delays and uncertainties due to reorganization efforts within the federal government; ability to attract and retain employees with the requisite training and skills for the widely divergent areas in which the Registrant conducts business; accurate and timely anticipation of market requirements for innovative products and services; securing qualified and adequate sources for supply of critical material, components or sub-assemblies; degrees of success in transfer of technology from research and development programs to commercial products; and compliance with government regulations, including those pertaining to the environment and food and medical products and processes.

          Any such risks can affect the ability of the Registrant to achieve results which might be expected or anticipated in forward-looking statements (see "Introductory Note on Forward-Looking Statements" above). Moreover, certain additional or heightened business risks exist which may particularly affect the performance of Registrant, as follows:

          TRANSITION ISSUES. The pace of the transition by the Registrant from a business orientation primarily involving defense and other federal government contracting to one emphasizing commercial marketing of high technology products and services quickened during fiscal 1996. Changes were made in the senior management of the Registrant; the operating units of the Registrant were reorganized and restructured along different product and service lines; and significant accounting charges and reserves were taken and established to reflect the impact of such restructuring. The success of these transition steps and the speed with which they and similar actions are implemented at all levels of the Registrant's business operations will have an impact on the ability of the Registrant to accomplish results which are expected or anticipated.

          SIGNIFICANT SOFTWARE INTEGRATION/DEVELOPMENT CONTRACTS. A substantial portion of the Registrant's activities in its Information Systems unit consists of work under a small number of large, multi-year fixed-price contracts with state and local government agencies involving sophisticated integration and networking tasks and a certain amount of application software development. Events and developments such as unanticipated delays in program schedule, failure to anticipate costs accurately over a two or three year period or performance problems with important vendors can adversely affect the profitability of such contracts, each of which represents a significant portion of the activities of the Information Systems unit. (See also "Nature of Contracts" above.)

          REVOLUTIONARY PRODUCTS. Certain operations of the Registrant are seeking to introduce products based on new technology which must compete with existing products, while others seek to introduce products involving new technology which must contend with competing new technology developments of rival companies. In the area of purification products, for example, the Registrant often competes with products based on existing technologies of substantially larger companies well established in the marketplace. In other areas, such as ultracapacitors, the Registrant is competing with substantially larger companies with far greater internal research and development resources to achieve the performance required to introduce such a new technology into existing markets. In such situations, the ability of the Registrant to demonstrate a technical or economic advantage, or both, in addition to the technical, financial and other risks involved in any major new product development program is critical to achieving its goals.

          PROPRIETARY PROTECTION. The Registrant is targeting large commercial markets for various of its products for which the Registrant believes it has patent or trade secret protection. The Registrant has expended, and will continue to expend, significant resources to build patent estates for various of its purification products, its ultracapacitor product, its filter capacitor device for medical applications, and other products. Competing research and patent activity in these areas, particularly with respect to the ultracapacitor, is substantial and the markets are large enough that conflicting patent and trade secret claims may result in disputes or litigation. The commitment of significant resources to such litigation or claims resolution, as well as adverse results therefrom, could impact the Registrant's ability to achieve the results indicated in forward-looking statements. (See also "Patents, Licenses and Trademarks" above.)

          MANUFACTURING AND DISTRIBUTION CAPABILITY. Several of the commercial opportunities being pursued by the Registrant involve high-volume manufacturing and world-wide sales and distribution. To date, the business of the Registrant has not required these capabilities. The Registrant will require the financial, managerial and operational resources to engage in high-volume manufacturing and distribution, a significant portion of which may occur overseas, and lack of timely availability of these resources is a risk to the Registrant's achieving expected or anticipated results.

ITEM 2.   DESCRIPTION OF PROPERTY

          The Registrant owns in fee a 45,600 square foot industrial building, a 22,000 square foot high bay manufacturing facility, and a 35,000 square foot engineering and administrative support facility situated on approximately 8.9 acres of land located in San Diego, California. Approximately three-fourths of the 35,000 square foot building is leased to the company which acquired the Registrant's analytical chemical laboratory during fiscal 1996. The Registrant also leases four other facilities in the San Diego area. The Registrant utilizes its facilities in the following manner: corporate, sales and administrative (35,000 sq. ft.); manufacturing, assembly and testing, research and development laboratories and engineering (255,000 sq. ft.).

          The Registrant's leased facilities in San Diego, California are for varying terms and some of them contain options permitting the Registrant to extend the lease term as shown in the table below:

LEASED FACILITIES - SAN DIEGO, CALIFORNIA


      APPROXIMATE    YEAR OF                         APPROXIMATE
       SQUARE         LEASE        OPTION              CURRENT                   INDUSTRY
       FOOTAGE      EXPIRATION     PERIOD          ANNUAL RENT (1)                SEGMENT
      ----------------------------------------------------------------------------------------------------


         68,000        2006       5 Years             $420,000        Power Conversion Products
         50,000        1999       None                $330,000        Technology Programs & Services
         19,700        2002       10 Years (3)        $146,000        Power Conversion Products
         37,900        2000       10 Years (3)        $310,000        Commercial & Industrial PC Products
        -------
TOTAL:  175,600
        -------
        -------

(1) Annual rentals are subject to adjustments pursuant to Consumer Price Index or other escalation clauses in certain of the leases included in the table.

(2)  Consecutive one year options.

(3)  Two (2) five-year options.

          The Registrant also leases or has commitments to lease approximately 3,200; 2,087; 4,300; 1,150; 2,500; 7,580; and 200 square feet of office space in
Reston and Sterling, Virginia; Orlando, Tallahassee and Sarasota, Florida; Albuquerque, New Mexico; and Mission Viejo, California, respectively, at a total approximate annual rent of $266,000. The Registrant also owns a 12,400 square foot industrial building on 2.6 acres of land located in Carson City, Nevada.

          In addition to the facilities described above, the Registrant utilizes, on a rent free basis, 10,100 square feet of space owned by the government located adjacent to one of the Registrant's research and development facilities in San Diego, California. Additionally, the Registrant utilizes, on a rent free basis, 22,000 square feet at Kirtland Air Force Base in Albuquerque, New Mexico. The Registrant also operates a 500 acre test site in San Diego under a facilities contract with DSWA.

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

          In August 1992, the Registrant and approximately 40 other potentially responsible parties signed a Consent Order which had been negotiated with the DTSC agreeing to pay for $4 million of the $7.9 million response costs incurred to that date, and to pay for certain future interim response actions outlined in the Consent Order.

            The currently estimated cost of such interim response actions is $9.4 million, and the Registrant's share of the cost, as allocated by the parties to the Consent Order, is currently estimated at approximately 7.0%. The eventual cost of all removal and remediation activities, for which the Registrant and the other potentially responsible parties will share in additional reimbursements to the State, and including the $9.4 million referred to above, is currently estimated at the range of $15-$20 million. On the basis of amounts accrued by the Registrant, it is management's opinion that any additional liability resulting from this situation will not have a material effect on the Registrant's financial statements.

            Government investigators are following-up on allegations of wrongful conduct first made in July, 1994, by a former employee at the Registrant's Sierra Capacitor/Filter operation. The Registrant is cooperating with the investigating agents and has conducted its own examination into the charges. After considerable internal investigation, the Registrant has found no evidence of wrongdoing at the Division and believes that the former employee's charges are unfounded.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 4.1    EXECUTIVE OFFICERS OF THE REGISTRANT

            The executive officers of the Registrant as of the date of this report are set forth in the following table. Officers of the Registrant serve at the pleasure of the Board of Directors.

NAME                          AGE  POSITION
----                          ---  --------

     Kenneth F. Potashner     39   President, Chief Executive Officer, and
                                   Director. Mr. Potashner has served Maxwell in these capacities since April of 1996.
                                   From 1991 through 1994 he was Vice President,
                                   Product Engineering, for Quantum Corporation.
                                   From 1994 to April of 1996, he served as Executive Vice President, Operations, of
                                   Conner Peripherals.

     Donn A. Starry           71   Chairman of the Board and Director.
                                   General Starry, U.S. Army, Retired, has
                                   served on the Registrant's Board of Directors since 1988 and was elected Chairman in October, 1995. General Starry retired from the Army in 1983 and joined Ford Aerospace
                                   Corporation.  He retired as Executive Vice
                                   President of Ford Aerospace Corporation in
                                   1990 and thereafter has served as consultant and advisor to industry and government in the United States and several foreign countries.

     Gary J. Davidson         41   Vice President-Finance and Administration,
                                   Treasurer and Chief Financial Officer.  Mr.
                                   Davidson served as Corporate Controller of the Registrant from May, 1986 until his appointment as Vice President-Finance,
                                   Treasurer and Chief Financial Officer in
                                   March, 1994.  Mr. Davidson
                                   assumed the duties of Vice
                                   President-Administration in March, 1995.

     Richard C. Eppel         56   Vice President.  Mr. Eppel was appointed Vice
                                   President in August, 1995.  He is the
                                   President of the I-Bus subsidiary
                                   and has served in that capacity since the acquisition of that business by the Registrant in 1991.

     Kelly T. Hickel          54   Vice President.  Mr. Hickel was named Vice
                                   President ofthe Registrant in June, 1996 and subsequently became President of Maxwell
                                   Information Systems, Inc., in August of the same year. He became a consultant to Maxwell in 1993, and was employed by the Company's
                                   S-Cubed Division in 1994, eventually being named Vice President, Business Development for the S-Cubed Division in 1995. From 1990 to 1994 Mr. Hickel served as Chairman of the Board of The Innovation Group Ltd. Liability
                                   Company , a management consulting company, and since March 1996 he has been a member of the Board of Turtle Mountain Communications,
                                   Inc.  In 1992 Mr. Hickel's firm, The
                                   Innovation Group Ltd. Liability Company, was engaged by Graphic Information Inc. to effect a turn-around of that company. Mr. Hickel served as President of Graphic Information, Inc. during a period in which the assets were sold pursuant to a section 364(b) proceeding under the Bankruptcy Code.

     Thomas L. Horgan         36   Vice President.  Mr. Horgan became Vice
                                   President, Business Development, in June of
                                   1996. Prior to joining Maxwell Mr. Horgan served from 1991 through 1993 as European
                                   Information Security Center Manager for
                                   Digital Equipment.  In 1993 he joined Quantum
                                   Corporation and until 1995 served as
                                   Director, Customer Service. From 1995 until joining Maxwell, he was Vice President, Customer Service, for Conner Peripherals.

     Gregg L. McKee           53   Vice President.  Mr. McKee became Vice
                                   President and President of Maxwell Energy
                                   Products, Inc., in September of 1996.  From
                                   1990 until joining Maxwell he served Quantum
                                   Corporation in various capacities. From 1990 to January of 1993 he was Director of the Customer Service Group; from February 1993 to
                                   December 1995, he served as Corporate
                                   Director of Malaysian Operations; and from January of 1995 until joining Maxwell he was President, Quantum Malaysia.

     Donald M. Roberts        48   General Counsel and Secretary.  Mr. Roberts
                                   has served as General Counsel since joining the Registrant in April, 1994, and was appointed Secretary in June, 1996. For more than five years prior thereto, Mr. Roberts was a shareholder of the law firm of Parker, Milliken, Clark, O'Hara & Samuelian, A
                                   Professional Corporation, and a partner of the predecessor law partnership, and in that capacity had served the Registrant as outside legal advisor for more than ten years.

     Walter P. Robertson      54   Vice President.  Mr. Robertson was named Vice
                                   President and President of Maxwell Federal
                                   Division, Inc., in August of 1996. Prior to that he served General Dynamics as Vice

                                   President, Aircraft Production from 1991 through 1992 and as Vice President and General Manager, Space Magnetics from 1992 through 1994. From May 1994 through November 1994, Mr. Robertson was Transition Director for Martin Marietta. In April of 1995 and until joining Maxwell, he served BioSolutions Technologies, a start-up company, as President and Chief Executive Officer.

     Richard E. Smith         55   Vice President.  Mr. Smith was named Vice
                                   President of the Registrant and President of the Balboa Division in November, 1994. Prior thereto he was General Manager of M/A-COM
                                   PHI, a subsidiary of M/A-COM, Inc., and from 1989-1994 he was President of the Ryan
                                   Electronics and Kinetics Division of
                                   Teledyne, Inc. Since 1993 Mr. Smith has been a member of the Board of Directors of Velcon
                                   Industries.

PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS.

          The information required by this Item is contained in Note 13 (Quarterly Results of Operations and Stock Information (Unaudited)) to the Registrant's consolidated financial statements appearing in the Proxy Statement Appendix (filed as Exhibit 13 hereto) at page A-23, and is incorporated herein by this reference.

ITEM 6.   SELECTED FINANCIAL DATA.

          The information required by this Item is contained in the Proxy Statement Appendix at page A-7 under the caption "Five Year Selected Financial Data" and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The information required by this Item is contained in the Proxy Statement Appendix at pages A-2 to A-6 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by this reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The following consolidated financial statements of the Registrant and its subsidiary, included in the Proxy Statement Appendix at pages A-8 to A-24, are incorporated herein by this reference:

     1.   Report of Ernst & Young LLP, Independent Auditors

     2.   Consolidated Balance Sheet at July 31, 1996 and 1995

     3. Consolidated Statement of Income for the Years Ended July 31, 1996, 1995 and 1994

     4. Consolidated Statement of Shareholders' Equity for the Three Years Ended July 31, 1996

     5. Consolidated Statement of Cash Flows for the Years Ended July 31, 1996, 1995 and 1994

     6.   Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEMS 10. THROUGH 13.

          The information required under Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be reported in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A as follows and is incorporated herein by reference:

                                   HEADING IN PROXY
     ITEM NUMBER                   STATEMENT
     -----------                   ----------------

       10..................        "ELECTION OF DIRECTORS"

       11..................        "EXECUTIVE COMPENSATION"

       12..................        "SECURITY OWNERSHIP OF
                                   CERTAIN BENEFICIAL
                                   OWNERS AND MANAGEMENT"

       13..................        "EXECUTIVE COMPENSATION"


(See also Item 4.1 -"Executive Officers of the Registrant," Part I, SUPRA).


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)l.  FINANCIAL STATEMENTS.

     The following consolidated financial statements of the Registrant and its subsidiary, included in the Registrant's Proxy Statement Appendix, are incorporated by reference in Part II, Item 8 of this report:

     1.     Report of Ernst & Young LLP, Independent Auditors

     2.     Consolidated Balance Sheet at July 31, 1996 and 1995

     3. Consolidated Statement of Income for the Years Ended July 31, 1996, 1995 and 1994

     4. Consolidated Statement of Shareholders' Equity for the Three Years Ended July 31, 1996

     5. Consolidated Statement of Cash Flows for the Years Ended July 31, 1996, 1995 and 1994

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

10.3 Maxwell Laboratories, Inc. 1995 Stock Option Plan - Exhibit 10.3 to Registrant's Form 10-K Annual Report for the year ended July 31, 1995 ("1995 Form 10-K") is incorporated by reference.

10.4        Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan -
            Exhibit 10.4 to Registrant's 1995 Form 10-K is incorporated by reference.

10.5        Maxwell Laboratories, Inc. 1994 Director Stock Purchase Plan -
            Exhibit 10.5 to Registrant's 1995 Form 10-K is incorporated by reference.

10.6 Lease dated December 1, 1988 between Philip MacDonald, as Lessor, and the Registrant, as Lessee - Exhibit 10.4 to the 1989 Form 10-K is incorporated by reference.

10.7 Lease dated June 14, 1996, between the Registrant, as Lessor, and Ceimic Corporation, as Lessee, under which Ceimic is leasing approximately 27,000 square feet of laboratory and office space.

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

10.11 Agreement of May, 1994 between the Registrant and Compagnie Europeene de Composants Electroniques - LCC under which the Registrant licenses, manufactures and distributes certain capacitors
            - Exhibit 10.11 to Registrant's 1995 Form 10-K is incorporated by reference.

10.12 Lease dated April 17, 1995, by and between Cody Three, Inc., as Lessor, and the Registrant, as Lessee.

10.13       Maxwell Laboratories, Inc. Special Severance Pay Plan - Exhibit
            10.22 to the 1989 Form 10-K is incorporated by reference.

10.14 Consulting Agreement dated June 25, 1996, between the Registrant and Alan C. Kolb.

10.15 Separation Agreement dated June 25, 1996, between the Registrant and Alan C. Kolb.

10.16 Chief Executive Officer Employment Contract dated March 25, 1996 and Amendment dated April 16, 1996 between the Registrant and Kenneth F. Potashner.

10.17 Restricted Stock Agreement dated July 25, 1996, between the Registrant and Kenneth F. Potashner.

10.18 Lease dated October 12, 1994 by and between Madison Square Partnership, as Lessor, and PurePulse Technologies, Inc. (formerly Foodco Corporation) as Lessee - Exhibit 10.18 to Registrant's 1995 Form 10-K is incorporated by reference .

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

10.24 Severance Agreement dated March 15, 1996, between the Registrant and Sean M. Maloy.

10.25       Executive Bonus Plan for Fiscal 1997.

10.26       PurePulse Technologies, Inc. 1994 Stock Option Plan.

13          Proxy Statement for 1996 Annual Meeting of Shareholders, with
            Appendix.

23          Consent of Ernst & Young LLP, Independent Auditors.

27          Financial Data Schedule.

            (b)     REPORTS ON FORM 8-K.

            The Registrant filed no Reports on Form 8-K during the fourth quarter of its fiscal year ended July 31, 1996.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAXWELL LABORATORIES, INC.



                                        By    /s/Kenneth F. Potashner
                                            ------------------------------
                                              Kenneth F. Potashner, Chief
                                              Executive Officer and President


                                              October 22, 1996
                                            ------------------------------
                                            Date

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/Kenneth F. Potashner      Chief Executive               October 22, 1996
-------------------------     Officer, President
Kenneth F. Potashner          and Director


 /s/Donn A. Starry            Chairman of the               October 22, 1996
-------------------------     Board and Director
Donn A. Starry


 /s/Lewis J. Colby, Jr.       Director                      October 22, 1996
-------------------------
Lewis J. Colby, Jr.



 /s/Adolphe G. Gueymard       Director                      October 22, 1996
-------------------------
Adolphe G. Gueymard


 /s/Alan C. Kolb              Director                      October 22, 1996
-------------------------
Alan C. Kolb


 /s/Karl M. Samuelian         Director                      October 22, 1996
-------------------------
Karl M. Samuelian

 /s/John W. Weil              Director                      October 22, 1996
-------------------------
John W. Weil


 /s/Thomas B. Hayward         Director                      October 22, 1996
-------------------------
Thomas B. Hayward


 /s/Henry F. Owsley           Director                      October 22, 1996
-------------------------
Henry F. Owsley


 /s/Gary J. Davidson          Vice President- Finance       October 22, 1996
-------------------------     & Administration, Treasurer,
Gary J. Davidson              and Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

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

10.3 Maxwell Laboratories, Inc. 1995 Stock Option Plan - Exhibit 10.3 to Registrant's Form 10-K Annual Report for the year ended July 31, 1995 ("1995 Form 10-K") is incorporated by reference.

10.4        Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan -
            Exhibit 10.4 to Registrant's 1995 Form 10-K is incorporated by reference.

10.5        Maxwell Laboratories, Inc. 1994 Director Stock Purchase Plan -
            Exhibit 10.5 to Registrant's 1995 Form 10-K is incorporated by reference.

10.6 Lease dated December 1, 1988 between Philip MacDonald, as Lessor, and the Registrant, as Lessee - Exhibit 10.4 to the 1989 Form 10-K is incorporated by reference.

10.7 Lease dated June 14, 1996, between the Registrant, as Lessor, and Ceimic Corporation, as Lessee, under which Ceimic is leasing approximately 27,000 square feet of laboratory and office space.

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

10.11 Agreement of May, 1994 between the Registrant and Compagnie Europeene de Composants Electroniques - LCC under which the Registrant licenses, manufactures and distributes certain capacitors
            - Exhibit 10.11 to Registrant's 1995 Form 10-K is incorporated by reference.

10.12 Lease dated April 17, 1995, by and between Cody Three, Inc., as Lessor, and the Registrant, as Lessee.

10.13       Maxwell Laboratories, Inc. Special Severance Pay Plan - Exhibit
            10.22 to the 1989 Form 10-K is incorporated by reference.

10.14 Consulting Agreement dated June 25, 1996, between the Registrant and Alan C. Kolb.

10.15 Separation Agreement dated June 25, 1996, between the Registrant and Alan C. Kolb.

10.16 Chief Executive Officer Employment Contract dated March 25, 1996 and Amendment dated April 16, 1996 between the Registrant and Kenneth F. Potashner.

10.17 Restricted Stock Agreement dated July 25, 1996, between the Registrant and Kenneth F. Potashner.

10.18 Lease dated October 12, 1994 by and between Madison Square Partnership, as Lessor, and PurePulse Technologies, Inc. (formerly Foodco Corporation) as Lessee - Exhibit 10.18 to Registrant's 1995 Form 10-K is incorporated by reference .

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

10.24 Severance Agreement dated March 15, 1996, between the Registrant and Sean M. Maloy.

10.25       Executive Bonus Plan for Fiscal 1997.

10.26       PurePulse Technologies, Inc. 1994 Stock Option Plan.

13 Proxy Statement for 1996 Annual Meeting of Shareholders, with Appendix and 1996 Summary Annual Report.

23          Consent of Ernst & Young LLP, Independent Auditors.

27          Financial Data Schedule.