Form 10-Q
period 1996-10-30
MAXWELL LABORATORIES INC /DE/
filed 1996-12-16
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549





                                FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended October 31, 1996          Commission File Number 0-10964







                          MAXWELL TECHNOLOGIES, INC.

                  Delaware                    IRS ID #95-2390133
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

As of November 30, 1996 Registrant had only one class of common stock of which there were 2,960,455 shares outstanding.

PART I - FINANCIAL STATEMENTS

                         Maxwell Technologies, Inc.

                    Consolidated Condensed Balance Sheet
                              (in thousands)

                                  Assets
                                  ------

                                                 October 31,       July 31,
                                                    1996             1996
                                                  ---------       ---------
                                                 (Unaudited)       (Note)
Current assets:
  Cash and cash equivalents                       $   1,976       $   1,465
  Accounts receivable - net                          19,887          15,573
  Inventories:
    Finished products                                   844             714
    Work in process                                   2,110           1,836
    Parts and raw materials                           4,012           4,258
                                                  ---------       ---------
                                                      6,966           6,808
  Recoverable income taxes                               --             740
  Prepaid expenses                                    1,168             548
  Deferred income taxes                                 161             161
                                                  ---------       ---------
    Total current assets                             30,158          25,295

Property, plant and equipment - net                  14,703          14,809
Deposits and other assets                               489             620
                                                  ---------       ---------
                                                  $  45,350       $  40,724
                                                  =========       =========

                   Liabilities and Shareholders' Equity
                   ------------------------------------
Current liabilities:
  Accounts payable                                $  17,069       $  14,231
  Accrued employee compensation                       3,466           2,866
  Current portion of long-term debt                     910             910
                                                  ---------       ---------
  Total current liabilities                          21,445          18,007

Long-term debt                                          749           1,018
Minority interest                                       581             954

Shareholders' equity:
  Common stock                                          295             284
  Additional paid-in capital                         20,998          20,036
  Deferred compensation                                (564)           (605)
  Retained earnings                                   1,846           1,030
                                                  ---------       ---------
                                                     22,575          20,745
                                                  ---------       ---------
                                                  $  45,350       $  40,724
                                                  =========       =========

Note:	The Balance Sheet at July 31, 1996 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.


PART I - FINANCIAL STATEMENTS, continued

                         Maxwell Technologies, Inc.

           Consolidated Condensed Statement of Income - (Unaudited)
                   (in thousands except per share data)

                                                        Three Months
                                                      Ended October 31,
                                                  -------------------------
                                                     1996            1995
                                                  ---------       ---------
Sales                                             $  24,017       $  19,172

Costs and expenses:
  Cost of sales                                      16,958          14,864
  Research and development expenses                   1,058             983
  Selling, administrative and general expenses        5,179           3,133
  Other - net                                           (12)            (90)
                                                  ---------       ---------
                                                     23,183          18,890

    Income before income taxes, minority
      interest and loss from cumulative
      effect of change in accounting
      principle                                         834             282

Provision for income taxes                               --              28
Minority interest in net income of subsidiary            18              12
Loss from cumulative effect of change in
  accounting principle                                   --           2,569
                                                  ---------       ---------

    Net income (loss)                             $     816       $  (2,327)
                                                  =========       =========

Earnings per share before cumulative effect
  of change in accounting principle               $     .25       $     .09
                                                  =========       =========

Earnings (loss) per share                         $     .25       $    (.86)
                                                  =========       =========

Weighted average number of shares                 3,225,000       2,691,000
                                                  =========       =========





Note:	Earnings (loss) per share is based upon weighted average number of shares of common stock outstanding and all dilutive stock options. Per share amounts are unchanged on a fully dilutive basis.


See notes to consolidated condensed financial statements.


PART I - FINANCIAL STATEMENTS, continued

                       Maxwell Technologies, Inc.

        Consolidated Condensed Statement of Cash Flows - (Unaudited)
                           (in thousands)

                                                         Three Months
                                                       Ended October 31,
                                                  -------------------------
                                                     1996            1995
                                                  ---------       ---------
OPERATING ACTIVITIES
  Net income (loss)                               $     816       $  (2,327)
  Adjustments to reconcile net income
    (loss) to net cash provided by (used
    in) operating activities:
      Depreciation and amortization                     725             552
      Deferred compensation                              41              --
      Cumulative effect of change in
        accounting principle                             --           2,569
      Minority interest in net income of
        subsidiary                                       18              12
      Changes in operating assets and
        liabilities - net                            (1,196)         (3,334)
                                                  ---------       ---------
        NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                          404          (2,528)
                                                  ---------       ---------

INVESTING ACTIVITIES
  Purchases of property and equipment                  (616)           (474)
                                                  ---------       ---------
        NET CASH USED IN
          INVESTING ACTIVITIES                         (616)           (474)
                                                  ---------       ---------

FINANCING ACTIVITIES
  Principal payments on long-term debt                 (269)           (270)
  Proceeds from issuance of Company and
    subsidiary stock                                    995             103
                                                  ---------       ---------
        NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                          726            (167)
                                                  ---------       ---------

        INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                              511          (3,169)
                                                  ---------       ---------
Cash and cash equivalents at beginning
  of period                                           1,465           4,053
                                                  ---------       ---------

        CASH AND CASH EQUIVALENTS
          AT END OF PERIOD                        $   1,976       $     884
                                                  =========       =========

See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

       The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at October 31, 1996 and the results of operations for the three month period then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1996 audited financial statements included in its Proxy Statement for the 1996 Annual Meeting of Shareholders. Interim results are not necessarily indicative of those to be expected for the full year.

       Effective August 1, 1996, the Company reorganized its operations and took the necessary steps to incorporate its business units as subsidiaries of Maxwell Technologies, Inc. These new subsidiaries are all wholly-owned except for Maxwell Business Systems, Inc., which is majority-owned. These subsidiaries are as follows:

                            I-Bus, Inc.
                            Maxwell Federal Division, Inc.
                            Maxwell Information Systems, Inc.
                            Maxwell Business Systems, Inc.
                            Maxwell Energy Products, Inc.

In addition, on August 1, 1996, Maxwell purchased 10% of the outstanding shares of its PurePulse Technologies, Inc. subsidiary that had been held by one of the minority shareholders of PurePulse. This action increased Maxwell's ownership of the currently outstanding shares of PurePulse from approximately 75% to 85%.

       The consolidated financial statements include the accounts of Maxwell Technologies, Inc., and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

       Backlog of unfilled orders at October 31, 1996 was $72.1 million, of which $39.7 million is fully funded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL POSITION


Results of Operations
---------------------

       Sales for the three months ended October 31, 1996 were $24,017,000, a 25% increase over the $19,172,000 for the same period one year ago. All of the Company's commercial business segments contributed to the sales increase, and on a dollar basis, the Commercial and Industrial PC Products and the Power Conversion Products segments contributed $4.7 million of the revenue gain.

       Sales and cost of sales by business segment for the first quarter of the current and prior years are shown in the table below. For purposes of this table, the Chemical Analytical Services business, which was sold in the fourth quarter of fiscal 1996, is included with the Technology Programs and Systems business segment.

                                                  Sales

                                       Three Months Ended October 31,
                                      -------------------------------
       (In 000's)                        1996                 1995
                                      ---------            ----------
Commercial and Industrial
  PC Products                         $   8,375            $   5,984
Technology Programs & Systems             6,889                7,796
Information Products & Services           2,451                1,390
Power Conversion Products                 6,302                4,002
                                      ---------            ---------
                                      $  24,017            $  19,172
                                      =========            =========

                                                 Cost of Sales
                                                 -------------
                                          Three Months Ended October 31,
                                      -------------------------------------
                                                  % of                 % of
                                        1996     Sales       1995     Sales
                                      --------   -----     --------   -----
Commercial and Industrial
  PC Products                         $  5,573   66.5%     $  4,015   67.1%
Technology Programs & Systems            5,634   81.8%        6,279   80.5%
Information Products & Services          1,743   71.1%        1,367   98.3%
Power Conversion Products                4,008   63.6%        3,203   80.0%
                                      --------             --------
                                      $ 16,958             $ 14,864
                                      ========             ========

       The Commercial and Industrial PC Products segment is operated through the I-Bus business unit. I-Bus' sales to OEM customers, primarily in the telecommunications market for use in end products such as switching test equipment, voice mail, fax servers and video conferences, account for the majority of the increase in sales as compared to last year's first quarter. The largest increase in these OEM shipments was with Lucent Technologies. Lucent signed an agreement early in the quarter that is worth up to $4.5 million for PCs to be used in customized test equipment, with deliveries expected over a period of approximately one-and-one-half-years. Cost of sales as a percent of sales decreased primarily due to the impact of higher sales on the fixed portion of the costs of operations, and the shipment during the quarter of certain products with higher than typical margins on the material content of the product. Partially offsetting these decreases in the cost of sales percentage was an increase compared to the first quarter of last year in the amount charged to the reserve for obsolete inventory.

       The Technology Programs and Systems business segment is operated through Maxwell's Federal Division, and a significant portion of this business is with the U.S. Government Department of Defense. The $900,000 decrease in first quarter Federal Division sales as compared to the first quarter of fiscal 1996 is primarily due to the impact of the sale in last year's fourth quarter of the Chemical Analytical Services business, a winding-down of the Division's environmental consulting programs, and the shipment in fiscal 1996 of a large hardware system with no such large hardware shipment in this year's first quarter. Partially offsetting these decreases is work on a $4 million, 15-month program for the production of advanced, high-voltage power supplies for a Department of Energy accelerator project. This program has ramped-up since its start date in April of 1996. While the level of Federal government work has remained relatively stable over the last two years, periods prior to that were significantly impacted by substantial reductions in Defense related projects. The level of future Defense cutbacks and their impact on the Company is not predictable and, therefore, previously reported results are not necessarily indicative of those to be expected in the future. While cost of sales as a percent of sales is generally consistent from year to year, there are several offsetting factors creating this result. The fiscal 1996 first quarter was adversely impacted by losses from the Chemical Analytical Services group, but benefited from the margin recognized on the shipment of the large hardware system. The current year has no Chemistry losses since that group was sold in June, but was negatively impacted by a lesser overhead recovery on the lower sales volume.

       The Information Products and Services segment is operated through the Information Systems business unit. Sales in this business unit consist primarily of the Business Systems group's JAMIS accounting and MIS software package, and three large multi-year contracts, two for integrated justice information systems (IJIS) in the State of Florida, and one for the network component of a Child Support Enforcement System in South Carolina. All three of these multi-year contracts are scheduled for completion in the current fiscal year. The increase in sales in this year's first quarter as compared to the first quarter of fiscal 1996 is primarily attributable to greater JAMIS-related sales in the Business Systems group and, to a lesser extent, increased revenues on the two IJIS contracts. With an annual sales level of approximately $2 million for the past several years, the Business Systems group has been prone to spikes in its quarterly sales results when multiple large software orders are booked in one quarter. The current year improvement in cost of sales as a percent of sales from the prior year's first quarter is primarily attributable to the profit margins associated with the increased Business Systems sales. Charges of $1 million were taken in fiscal 1996 on the IJIS contracts due to the impact of anticipated financial performance, and therefore, these jobs are not currently contributing meaningfully to segment gross profit. The Information Systems unit is pursuing funding for add-ons and enhancements to these software projects, and has bid on additional large justice information systems, but the ultimate realization of such new business and its impact on the Company is not currently predictable.

       The Power Conversion Products business segment is operated through the Energy Products and PurePulse Technologies business units. The increase in revenue in this segment was nearly evenly spread among three groups:
PurePulse, Energy Products - San Diego operations, and Energy Products - Sierra Capacitor/Filter operations. At PurePulse, the revenue increase is primarily attributable to prototype systems and related funded development underway for the evaluation of the subsidiary's CoolPure/TM/ system in the processing of food products such as tomato-based sauces. This work is part of an approximately one-year, $2 million program PurePulse began in January of 1996. At Energy Products - San Diego, the majority of the sales increase is in the Company's Ultracapacitor product line, principally to an international automotive company for evaluation of the energy storage devices for use in electric or hybrid electric vehicles. At Energy Products - Sierra, sales have grown as a result of the restructuring carried-out in the third quarter of fiscal year 1996 to focus on Sierra's new medical product. The improvement in cost of sales as a percent of sales in this year's first quarter from the same period last year is primarily due to the impact on this percentage of the increase in sales, as well as the results of the restructuring at Sierra.

       Selling, administrative and general expenses were $5,179,000, or 21.6% of sales, compared to $3,133,000, or 16.3% of sales, in the first three months of the prior year. The major factors contributing to this increase include:
(1) increased sales and marketing costs in the three commercial business segments in order to support the significant revenue growth; (2) accruals under new Company incentive and profit sharing plans that were implemented in fiscal year 1997; and (3) additions to staff to support the Company's new strategic plans, including new executive management with skills in technology commercialization and high-volume manufacturing.

       Other-net for the current year's first quarter was income of $12,000, compared to $90,000 for the same period last year. This decrease primarily reflects completing the amortization into income of amounts contributed by minority shareholders upon the organization of PurePulse Technologies over such shareholders' proportionate share of PurePulse's equity. This amortization began in 1993 and was completed in April 1996. Thus, last year's first quarter other-net included $127,000 of such income, while none is included in the current year.

       The Company has net operating loss carryforwards to offset pre-tax income, and therefore no income tax expense is provided on current year profits. The prior year's first quarter included a $2.6 million charge due to the adoption of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As a result of the factors described above, net income for the three months ended October 31, 1996 was $816,000, as compared to a net loss of $2,327,000 for the same period one year ago.


Liquidity and Capital Resources
-------------------------------

       The ratio of current assets to current liabilities was 1.4 to 1 at October 31, 1996, compared to 1.4 to 1 at the end of fiscal year 1996. The balance sheet is still strong, with very little long-term debt and working capital of $8.7 million. In addition, the Company has available a $5 million bank line of credit, which is secured by the personal property of the Company.

       The Company does not currently have plans to fund any significant capital addition projects in this fiscal year, and management believes that funds on hand and those generated by future operations and available through its bank line of credit will be sufficient to finance current working capital requirements. The Company is considering a plan whereby one of its subsidiaries would pursue the issuance of shares of stock to the public.
Should such an initial public offering of subsidiary shares occur, the proceeds would be available for long-term financing needs associated with anticipated future growth.

Note on Forward-Looking Information
-----------------------------------

       To the extent that the above discussion goes beyond historical information and indicates results or developments which the Company plans or expects to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "believes," "plans" and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected. Readers are referred to item 1 of the Company's Annual Report on Form 10-K for fiscal 1996 for a discussion of certain of those factors.


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders.
        ----------------------------------------------------

       On October 17, 1996, the Registrant's Board of Directors solicited the written consent of the shareholders of Registrant to a proposed amendment to Registrant's Restated Certificate of Incorporation increasing the authorized number of shares of Common Stock, $.10 par value, from 5 million to 20 million shares. Shareholders of record on October 4, 1996, were entitled to submit consents. The Registrant received consent forms from holders of a total of 2,664,952 shares, of which holders of 2,321,133 shares consented to the action, holders of 340,108 shares withheld consent, and holders of 3,711 shares abstained.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits
            --------

            No exhibits are included with the Form 10-Q for the period ended October 31, 1996.

        (b) Reports on Form 8-K
            -------------------

            No reports on Form 8-K were filed during the quarter ended October 31, 1996.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MAXWELL TECHNOLOGIES, INC.



December 16, 1996                /s/ Gary Davidson
-----------------                --------------------------------------
Date                             Gary Davidson, Chief Financial Officer
                                 and Authorized Officer