Form 10-Q
period 1997-01-31
MAXWELL LABORATORIES INC /DE/
filed 1997-03-18
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549





                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended January 31, 1997        Commission File Number 0-10964







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

As of February 28, 1997 Registrant had only one class of common stock of which there were 5,992,577 shares outstanding.

PART I - FINANCIAL STATEMENTS

                         Maxwell Technologies, Inc.

                    Consolidated Condensed Balance Sheet
                              (in thousands)

                                  Assets
                                  ------

                                                  January 31,       July 31,
                                                     1997             1996
                                                   ---------       ---------
                                                  (Unaudited)       (Note)
Current assets:
  Cash and cash equivalents                        $   2,453       $   1,465
  Accounts receivable - net                           19,743          15,573
  Inventories:
    Finished products                                  1,354             714
    Work in process                                    2,231           1,836
    Parts and raw materials                            4,605           4,258
                                                   ---------       ---------
                                                       8,190           6,808
  Recoverable income taxes                                --             740
  Prepaid expenses                                     1,186             548
  Deferred income taxes                                  161             161
                                                   ---------       ---------
    Total current assets                              31,733          25,295

Property, plant and equipment - net                   14,978          14,809
Deposits and other assets                                526             620
                                                   ---------       ---------
                                                   $  47,237       $  40,724
                                                   =========       =========

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
  Accounts payable                                 $  17,567       $  14,231
  Accrued employee compensation                        3,648           2,866
  Current portion of long-term debt                      910             910
                                                   ---------       ---------
    Total current liabilities                         22,125          18,007

Long-term debt                                           522           1,018
Minority interest                                        611             954

Shareholders' equity:
  Common stock                                           598             568
  Additional paid-in capital                          21,147          19,752
  Deferred compensation                                 (524)           (605)
  Retained earnings                                    2,758           1,030
                                                   ---------       ---------
                                                      23,979          20,745
                                                   ---------       ---------
                                                   $  47,237       $  40,724
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


PART I - FINANCIAL STATEMENTS, continued

                       Maxwell Technologies, Inc.

           Consolidated Condensed Statement of Income - (Unaudited)
                  (in thousands except per share data)

                                                         Three Months
                                                       Ended January 31,
                                                   -------------------------
                                                     1997            1996
                                                   ---------       ---------
Sales                                              $  24,577       $  19,340

Costs and expenses:
  Cost of sales                                       16,939          17,997
  Research and development expenses                    1,212           1,335
  Selling, administrative and general expenses         5,489           4,569
  Sierra operation restructure and asset
    impairment losses                                     --           2,568
  Other - net                                              7            (129)
                                                   ---------       ---------
                                                      23,647          26,340
                                                   ---------       ---------

    Income (loss) before income taxes
      and minority interest                              930          (7,000)

Provision for income taxes                                --           1,172
Minority interest in net income of subsidiary             18               7
                                                   ---------       ---------

    Net income (loss)                              $     912       $  (8,179)
                                                   =========       =========

Earnings (loss) per share                          $    0.14       $   (1.50)
                                                   =========       =========

Weighted average number of shares                  6,696,000       5,442,000
                                                   =========       =========


Note: Earnings (loss) per share is based upon weighted average number of shares of common stock outstanding and all dilutive stock options. Per share amounts are unchanged on a fully diluted basis.


See notes to consolidated condensed financial statements.


PART I - FINANCIAL STATEMENTS, continued

                          Maxwell Technologies, Inc.

          Consolidated Condensed Statement of Income - (Unaudited)
                   (in thousands except per share data)

                                                          Six Months
                                                       Ended January 31,
                                                   -------------------------
                                                     1997             1996
                                                   ---------       ---------
Sales                                              $  48,594       $  38,512

Costs and expenses:
  Cost of sales                                       33,897          32,861
  Research and development expenses                    2,270           2,318
  Selling, administrative and general expenses        10,668           7,702
  Sierra operation restructure and asset
    impairment losses                                     --           2,568
  Other - net                                             (5)           (219)
                                                   ---------       ---------
                                                      46,830          45,230
                                                   ---------       ---------

    Income (loss) before income taxes,
      minority interest and loss from
      cumulative effect of change in
      accounting principle                             1,764          (6,718)

Provision for income taxes                                --           1,200
Minority interest in net income of subsidiary             36              19
Loss from cumulative effect of change in
  accounting principle                                    --           2,569
                                                   ---------       ---------

    Net income (loss)                              $   1,728       $ (10,506)
                                                   =========       =========

Earnings (loss) per share before cumulative
  effect of change in accounting principle         $    0.26       $   (1.47)
                                                   =========       =========

Earnings (loss) per share                          $    0.26       $   (1.94)
                                                   =========       =========

Weighted average number of shares                  6,573,000       5,412,000
                                                   =========       =========

Note: Earnings (loss) per share is based upon weighted average number of shares of common stock outstanding and all dilutive stock options. Per share amounts are unchanged on a fully diluted basis.


See notes to consolidated condensed financial statements.


PART I - FINANCIAL STATEMENTS, continued

                       Maxwell Technologies, Inc.

       Consolidated Condensed Statement of Cash Flows - (Unaudited)
                           (in thousands)


                                                          Six Months
                                                       Ended January 31,
                                                   -------------------------
                                                     1997             1996
                                                   ---------       ---------
OPERATING ACTIVITIES
  Net income (loss)                                $   1,728       $ (10,506)
  Adjustments to reconcile net income
    (loss) to net cash	provided by
    (used in) operating activities:
      Depreciation and amortization                    1,357           1,075
      Deferred compensation                               81              --
      Sierra operation restructure and
        asset impairments and losses                      --           2,825
      Cumulative effect of change in
        accounting principle                              --           2,569
      Minority interest in net income of
        subsidiary                                        36              19
      Changes in operating assets and
        liabilities - net                             (1,651)            830
                                                   ---------       ---------
        NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                         1,551          (3,188)
                                                   ---------       ---------

INVESTING ACTIVITIES
  Purchases of property and equipment                 (1,526)           (994)
                                                   ---------       ---------
        NET CASH USED IN
          INVESTING ACTIVITIES                        (1,526)           (994)
                                                   ---------       ---------

FINANCING ACTIVITIES
  Principal payments on long-term debt                  (496)           (454)
  Proceeds from short-term borrowings                     --           2,000
  Proceeds from issuance of Company and
    subsidiary stock                                   1,459             382
                                                   ---------       ---------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                           963           1,928
                                                   ---------       ---------

        INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                           988          (2,254)

  Cash and cash equivalents at beginning
    of period                                          1,465           4,053
                                                   ---------       ---------

        CASH AND CASH EQUIVALENTS
          AT END OF PERIOD                         $   2,453       $   1,799
                                                   =========       =========

See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

      The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at January 31, 1997 and the results of operations for the three and six month periods then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1996 audited financial statements included in its Proxy Statement for the 1996 Annual Meeting of Shareholders. Interim results are not necessarily indicative of those to be expected for the full year.

      The consolidated financial statements include the accounts of Maxwell Technologies, Inc., and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

      Fiscal year 1996 first half results included charges of approximately $9.5 million, about $7 million of which were included in last year's second quarter, and about $2.5 million of which were recorded in the first quarter as the cumulative effect of a change in accounting principle. The change in accounting principle was for the adoption of Financial accounting Standards Board Statement No. 121, which addresses the recoverability of the carrying costs of long-lived assets. The impact of these charges on the first half of fiscal 1996 was approximately as follows:

      Cost of Sales                                 $ 2,100,000
      Selling, Administrative & General Expenses      1,200,000
      Statement No. 121 and Sierra Operation
        Restructure                                   5,100,000
      Income Tax Expense                              1,100,000
                                                    -----------
                                                    $ 9,500,000
                                                    ===========

      The cost of sales and selling, administrative and general expense charges included contract and inventory reserves, a write-down of certain capitalized software, and charges at the Corporate level, including costs related to the search, completed in April of last year, for a Chief Executive Officer for the Company and other reserves.

      In November 1996, the Company declared a 2-for-1 split of the Company's common shares, effected as a 100% stock dividend that was distributed on December 17, 1996 to shareholders of record as of November 26, 1996. Common stock accounts, earnings per share and weighted average number of share amounts from prior periods have been restated to reflect the stock split.

      Backlog of unfilled orders at January 31, 1997 was $64.6 million, of which $48.4 million is fully funded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION


Results of Operations
---------------------

      Sales for the quarter ended January 31, 1997 were $24,577,000, or a 27% increase over the $19,340,000 for the same period one year ago. Six-month sales were $48,594,000, or a 26% increase over the $38,512,000 for last year's first six months. For both the three and six-month periods, the Commercial and Industrial PC Products and the Power Conversion Products business segments comprised most of the revenue gains as sales of PC controllers and pulsed power products continue to ramp-up strongly. In the pulsed power products area, the gains are attributable to sales of both filter capacitors for implantable defibrillator/pacemakers and the Company's new Ultracapacitor products, as further described in the separate discussion of each business segment that follows.

      Reserves and Other Charges in the Prior Year. First half results for fiscal year 1996 included charges of approximately $9.5 million, about $7 million of which were included in last year's second quarter, and about $2.5 million of which were recorded in last year's first quarter as the cumulative effect of a change in accounting principle. The change in accounting principle was for the adoption of Financial Accounting Standards Board Statement No. 121, which addresses the recoverability of the carrying costs of long-lived assets. The impact of these charges on the fiscal 1996 income statement was approximately as follows:

      Cost of Sales                                 $ 2,100,000
      Selling, Administrative & General Expenses      1,200,000
      Statement No. 121 and Sierra Operation
        Restructure                                   5,100,000
      Income Tax Expense                              1,100,000
                                                    -----------
                                                    $ 9,500,000
                                                    ===========

      The cost of sales and selling, administrative and general expense charges included contract and inventory reserves, a write-down of certain capitalized software, and charges at the Corporate level, including costs related to the search, completed in April 1996, for a Chief Executive Officer for the Company and other reserves.

      Sales and cost of sales by business segment for the second quarter and first six months of the current and prior years are shown in the tables below. For purposes of these tables, the Chemical Analytical Services business, which was sold in June 1996, is included with the Technology Programs and Systems business segment.


                                                 Sales
                            ---------------------------------------------
                                Three Months              Six Months
                              Ended January 31,        Ended January 31,
                            --------------------      -------------------
(In 000's)                    1997        1996          1997       1996
                            --------    --------      --------   --------
Commercial and Industrial
  PC Products               $  8,712    $  6,746      $ 17,087   $ 12,730
Technology Programs &
  Systems                      7,305       6,223        14,194     14,019
Information Products &
  Services                     2,272       3,200         4,723      4,590
Power Conversion Products      6,288       3,171        12,590      7,173
                            --------    --------      --------   --------
                            $ 24,577    $ 19,340      $ 48,594   $ 38,512
                            ========    ========      ========   ========



                                            Cost of Sales
                           ---------------------------------------------------
                                    Three Months                    Six Months
                                  Ended January 31,             Ended January 31,
                           -------------------------------   -------------------
                                   % of             % of               % of             % of
(In 000's)                  1997   Sales     1996   Sales      1997  	 Sales	   1996	   Sales
                           ------  ------   ------  ------   --------  ------  -------  ------
Commercial and Industrial
 PC Products               $ 5,842  67.1%   $ 4,897	 72.6%	  $	11,415	 66.8%	  $	8,912	 70.0%
Technology Programs &
 Systems                     5,932  81.2%     5,696  91.5%     11,566  81.5%    11,975  85.4%
Information Products &
 Services                    1,107  48.7%     4,676 146.1%	     2,850  60.3%     6,043 131.7%
Power Conversion Products    4,058  64.5%     2,728  86.0%      8,066  64.1%     5,931  82.7%
                          --------         --------          --------          -------
                          $ 16,939  68.9%  $ 17,997  93.1%   $ 33,897  69.8%   $32,861  85.3%
                          ========         ========          ========          =======

      The Commercial and Industrial PC Products segment is operated through the I-Bus business unit. I-Bus' sales to OEM customers, primarily in the telecommunications market for use in end products such as voice mail, fax servers and switching test equipment, account for the majority of the increase in sales as compared to last year both for the second quarter and the first six months. Shipments to Lucent Technologies comprise the largest portion of the increase. Lucent signed an agreement early in the first quarter of this year that is worth up to $4.5 million for PCs to be used in customized test equipment, with deliveries expected over a period of approximately one-and-a-half-years. Cost of sales in the prior year was impacted by inventory reserves taken as part of the $9.5 million in second quarter charges, as referred to above. Cost of sales as a percent of sales in both the current quarter and first six months of this year also decreased compared to fiscal 1996 due to the effect of the higher sales volume on the fixed portion of the costs of operations, and the shipments of certain products with higher than typical margins on the material content of the product.

      The Technology Programs and Systems business segment is operated through Maxwell's Federal Division, and a significant portion of this business is with the US Government Department of Defense. The $1.1 million increase in second quarter Federal Division sales as compared to the same period last year is primarily attributable to work on a $4 million, 15-month program for the production of advanced, large-scale power supplies for the National Incinerator Facility's accelerator project. This program began in April 1996, and is now ramped-up to its full run-rate. Increased work, primarily in the form of subcontractor efforts, on a large, multi-year Defense contract for space-based sensors, as well as closure efforts on a simulator facility which had been operated for the Government for a number of years, also contributed to the rise in second quarter sales. The simulator facility closure effort is currently scheduled for completion late this calendar year. For the six-month period, the increase in second quarter sales referred to above was nearly offset by lower sales in this year's first three months. First quarter revenues were lower this year due to the impact of the sale in last year's fourth quarter of the Chemical Analytical Services business, a winding-down of the Division's environmental consulting programs, and the shipment in fiscal 1996 of a large hardware system with no such large hardware shipment in this year's first quarter. Federal government funding of Defense related projects has been key to this business segment. The level of future Defense cutbacks and their impact on the Company is not predictable and, therefore, previously reported results are not necessarily indicative of those to be expected in the future. Adjusted for the effects of losses from the Chemical Analytical Services group, which, as mentioned above, was later sold, cost of sales as a percent of sales is generally consistent from year to year, both for the quarter and the year-to-date.

      The Information Products and Services segment is operated through the Information Systems business unit. Sales in this business unit consist primarily of the Business Systems group's JAMIS accounting and MIS software package, and three large multi-year contracts, two for integrated justice information systems (IJIS) in the State of Florida, and one for the network component of a Child Support Enforcement System in South Carolina. All three of these multi-year contracts are scheduled for completion in the current fiscal year, and work is beginning to wind-down, resulting in a decrease in current year second quarter sales as compared to the same period last year. Primarily due to greater JAMIS-related sales in the Business Systems group in this year's first quarter, six-month sales in the current year are slightly ahead of the comparable amount for the prior year. Due to prior year performance on the IJIS contracts, $1 million of charges were taken last year for the impact of anticipated financial results and, therefore, these jobs are not currently contributing meaningfully to segment gross profit. In addition to the impact of the $1 million charge and a write-down last year of approximately $800,000 of capitalized software, as previously discussed in the description of fiscal 1996 second quarter charges, cost of sales as a percent of sales is also lower this year due to the profit margins associated with the increased Business Systems sales. To replace the work related to the IJIS contracts nearing completion, Information Systems is pursuing funding for add-ons and enhancements to these software projects, and has bid on additional large justice information systems, but the ultimate realization of such new business and its impact on the Company is not currently predictable.

      The Power Conversion Products business segment is operated through the Energy Products and PurePulse Technologies business units. The increase in revenue in this segment for both the three and six-month periods was nearly evenly split among sales of the Company's new Ultracapacitor product and related applications and funded development work, sales of filter capacitors for implantable defibrillator/pacemakers at the Sierra operation, and greater PurePulse revenue. At PurePulse, the revenue increase is primarily attributable to prototype systems and related funded development underway for the evaluation of the subsidiary's CoolPure/TM/ system in the processing of food products such as tomato-based sauces, and work being performed for an international restaurant chain for final testing and production of beta units of in-restaurant water purification systems. Cost of sales in this business segment was impacted in the prior year by inventory reserves and other charges taken by the Energy Products business unit in last year's second quarter. Aside from those charges, current quarter and year-to-date improvements in cost of sales as a percent of sales are primarily due to the impact on this percentage of the increase in sales, as well as the results of the restructuring undertaken at Sierra to focus the business on the new medical product.

      Selling, administrative and general expenses in the second quarter were $5,489,000, or 22.3% of sales, compared to $4,569,000, or 23.6% of sales, in the prior year's second quarter. For the six months, these expenses were $10,668,000, or 22.0% of sales, compared to $7,702,000, or 20.0% of sales, one year ago. As previously discussed, approximately $1.2 million of one-time charges were recorded in selling, administrative and general expenses in last year's second quarter. Excluding those charges, the fiscal 1996 second quarter and year-to-date expenses would have been 17.4% and 16.9% of sales, respectively. In both the three and six-month periods, the major factors contributing to the current year increase in these expenses include: (1) increased sales and marketing costs in the three commercial business segments in order to support the significant revenue growth; (2) accruals under new Company incentive and profit sharing plans that were implemented in fiscal year 1997; and (3) additions to staff to support the Company's new strategic directions, including new executive management with skills in technology commercialization and high-volume manufacturing.

      Other-net for the three and six months ended January 31, 1997 was expense of $7,000 and income of $5,000, respectively, compared to income of $129,000 and $219,000 for the comparable periods last year. This change primarily reflects completing the amortization into income of amounts contributed by minority shareholders upon the organization of PurePulse Technologies over such shareholders' proportionate share of PurePulse's equity. This amortization began in 1993 and was completed in April 1996. Thus, last year's second quarter and first six months other-net included $127,000 and $254,000 of such income, respectively, while none is included in the current year.

      The Company has net operating loss carryforwards to offset pre-tax income, and therefore no income tax expense is provided on current year profits. As a result of the factors described above, net income for the three months ended January 31, 1997 was $912,000, as compared to a net loss of $8,179,000 for the same period one year ago. For the six months, the current year income of $1,728,000 compares to a net loss of $10,506,000 in the prior year.


Liquidity and Capital Resources
-------------------------------

      The ratio of current assets to current liabilities was 1.4 to 1 at January 31, 1997, unchanged from the end of fiscal year 1996. The balance sheet is still strong, with very little long-term debt and working capital of $9.6 million. In addition, the Company has renegotiated its line of credit with its bank, converting it to an unsecured arrangement and increasing the amount available from $5 to $10 million. Management believes that funds on hand and those generated by future operations and available through its bank line of credit will be sufficient to finance current working capital requirements. The Company is considering financing plans, including plans whereby one or more of its subsidiaries could pursue the issuance of shares of stock to the public. The proceeds of any such financings would be available for long-term capital needs such as manufacturing facilities and for funding anticipated future growth.

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


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

      The Registrant's Annual Meeting of Shareholders was held on January 22, 1997. At the meeting, Kenneth F. Potashner and Thomas L. Horgan were elected as Class I directors for terms expiring at the 1999 Annual Meeting of Shareholders. Directors Alan C. Kolb, Karl M. Samuelian, Thomas B. Hayward, Lewis J. Colby, Jr., Donn A. Starry, and Henry F. Owsley continue to serve as directors with terms expiring at the 1997 and 1998 Annual Meetings of Shareholders.

      In addition, the Registrant's shareholders approved an amendment to the Company's 1995 Stock Option Plan, increasing the number of shares reserved for options thereunder by 300,000 shares.

      The Registrant's shareholders also approved an amendment to the Company's Director Stock Option Plan to remove the provision that options held by directors whose Board membership terminates will expire 60 days after such termination.

      The following numbers of votes were cast "for" and to "withhold authority to vote for" on the election of the two directors elected as Class I directors at the meeting:

Kenneth F. Potashner  For:  5,139,676    Withhold Authority:  379,424
Thomas L. Horgan      For:  5,128,214    Withhold Authority:  390,886

      The vote on the approval of the amendments to the Company's 1995 Stock Option and Directors' Stock Option Plans was as follows:

                    1995 Stock Option Plan	    Directors' Stock Option Plan
                    ----------------------     ----------------------------

      For:                 3,139,128                    4,103,792
      Against:               620,474                    1,001,868
      Abstain:                31,194                       26,248


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits
            --------

            No exhibits are included with the Form 10-Q for the period ended January 31, 1997.

        (b) Reports on Form 8-K
            -------------------

            No reports on Form 8-K were filed during the quarter ended January 31, 1997.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAXWELL TECHNOLOGIES, INC.



          March 17, 1997                /s/ Gary Davidson
--------------------------
Date                                    Gary Davidson, Chief Financial Officer
                                        and Authorized Officer