Form 10-Q
period 1997-04-30
MAXWELL LABORATORIES INC /DE/
filed 1997-06-16
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549





                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended April 30, 1997        Commission File Number 0-10964







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

As of May 31, 1997 Registrant had only one class of common stock of which there were 6,035,339 shares outstanding.

PART I - FINANCIAL STATEMENTS

                         Maxwell Technologies, Inc.

                    Consolidated Condensed Balance Sheet
                              (in thousands)

                                  Assets
                                  ------

                                                   April 30,        July 31,
                                                     1997             1996
                                                   ---------       ---------
                                                  (Unaudited)       (Note)
Current assets:
  Cash and cash equivalents                        $   1,435       $   1,465
  Accounts receivable - net                           19,199          15,573
  Inventories:
    Finished products                                  2,051             714
    Work in process                                    2,029           1,836
    Parts and raw materials                            5,294           4,258
                                                   ---------       ---------
                                                       9,374           6,808
  Recoverable income taxes                                --             740
  Prepaid expenses                                     1,186             548
  Deferred income taxes                                  161             161
                                                   ---------       ---------
    Total current assets                              31,355          25,295

Property, plant and equipment - net                   15,768          14,809
Deposits and other assets                                807             620
                                                   ---------       ---------
                                                   $  47,930       $  40,724
                                                   =========       =========

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
  Accounts payable                                 $  16,259       $  14,231
  Accrued employee compensation                        4,454           2,866
  Current portion of long-term debt                      610             910
                                                   ---------       ---------
    Total current liabilities                         21,323          18,007

Long-term debt                                           636           1,018
Minority interest                                        583             954

Shareholders' equity:
  Common stock                                           601             568
  Additional paid-in capital                          21,454          19,752
  Deferred compensation                                 (484)           (605)
  Retained earnings                                    3,817           1,030
                                                   ---------       ---------
                                                      25,388          20,745
                                                   ---------       ---------
                                                   $  47,930       $  40,724
                                                   =========       =========


Note: The Balance Sheet at July 31, 1996 has been derived from the audited financial statements at that date.


See notes to consolidated condensed financial statements.


PART I - FINANCIAL STATEMENTS, continued

                       Maxwell Technologies, Inc.

           Consolidated Condensed Statement of Income - (Unaudited)
               (in thousands, except share and per share data)

                                                         Three Months
                                                        Ended April 30,
                                                   -------------------------
                                                     1997            1996
                                                   ---------       ---------
Sales                                              $  25,922       $  20,331

Costs and expenses:
  Cost of sales                                       17,599          16,114
  Research and development expenses                    1,407           1,223
  Selling, administrative and general expenses         5,875           3,955
  Restructure and asset impairment losses                 --           3,817
  Other - net                                             10              (4)
                                                   ---------       ---------
                                                      24,891          25,105

    Income (loss) before income taxes
      and minority interest                            1,031          (4,774)

Provision for income taxes                                --              37
Minority interest in net income (loss)
  of subsidiary                                          (28)             12
                                                   ---------       ---------

    Net income (loss)                              $   1,059       $  (4,823)
                                                   =========       =========

Earnings (loss) per share                          $    0.16       $   (0.88)
                                                   =========       =========

Weighted average number of shares                  6,714,000       5,474,000
                                                   =========       =========


Note: Earnings (loss) per share is based upon weighted average number of shares of common stock outstanding and all dilutive stock options. Per share amounts are unchanged on a fully diluted basis.


See notes to consolidated condensed financial statements.


PART I - FINANCIAL STATEMENTS, continued

                          Maxwell Technologies, Inc.

          Consolidated Condensed Statement of Income - (Unaudited)
              (in thousands, except share and per share data)

                                                          Nine Months
                                                        Ended April 30,
                                                   -------------------------
                                                     1997             1996
                                                   ---------       ---------
Sales                                              $  74,516       $  58,843

Costs and expenses:
  Cost of sales                                       51,496          48,975
  Research and development expenses                    3,677           3,541
  Selling, administrative and general expenses        16,543          11,657
  Restructure and asset impairment losses                 --           6,385
  Other - net                                              5            (223)
                                                   ---------       ---------
                                                      71,721          70,335

    Income (loss) before income taxes,
      minority interest and loss from
      cumulative effect of change in
      accounting principle                             2,795         (11,492)

Provision for income taxes                                --           1,237
Minority interest in net income
  of subsidiary                                            8              31
Loss from cumulative effect of change in
  accounting principle                                    --           2,569
                                                   ---------       ---------

     Net income (loss)                             $   2,787       $ (15,329)
                                                   =========       =========

Earnings (loss) per share before cumulative
  effect of change in accounting principle         $    0.42       $   (2.35)
                                                   =========       =========

Earnings (loss) per share                          $    0.42       $   (2.82)
                                                   =========       =========

Weighted average number of shares                  6,620,000       5,434,000
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


PART I - FINANCIAL STATEMENTS, continued

                       Maxwell Technologies, Inc.

       Consolidated Condensed Statement of Cash Flows - (Unaudited)
                           (in thousands)


                                                          Nine Months
                                                        Ended April 30,
                                                   -------------------------
                                                     1997             1996
                                                   ---------       ---------
OPERATING ACTIVITIES
  Net income (loss)                                $   2,787       $ (15,329)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                    2,167           1,524
      Deferred compensation                              121              --
      Restructure and asset impairments
        and losses                                        --           6,642
      Cumulative effect of change in
        accounting principle                              --           2,569
      Minority interest in net income of
        subsidiary                                         8              31
      Changes in operating assets and
        liabilities - net                             (3,074)          1,595
                                                   ---------       ---------
        NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                         2,009          (2,968)
                                                   ---------       ---------

INVESTING ACTIVITIES
  Purchases of property and equipment                 (3,126)         (1,479)
                                                   ---------       ---------
        NET CASH USED IN
          INVESTING ACTIVITIES                        (3,126)         (1,479)
                                                   ---------       ---------

FINANCING ACTIVITIES
  Principal payments on long-term debt                  (682)           (681)
  Proceeds from short-term borrowings                     --           2,100
  Proceeds from issuance of company and
    subsidiary stock                                   1,769             385
                                                   ---------       ---------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                         1,087           1,804
                                                   ---------       ---------

        DECREASE IN CASH
          AND CASH EQUIVALENTS                           (30)         (2,643)

  Cash and cash equivalents at beginning
    of period                                          1,465           4,053
                                                   ---------       ---------

        CASH AND CASH EQUIVALENTS
          AT END OF PERIOD                         $   1,435       $   1,410
                                                   =========       =========

See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

       The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at April 30, 1997 and the results of operations for the three and nine month periods then ended. These interim financial statements should be read in conjunction with the company's July 31, 1996 audited financial statements included in its Proxy Statement for the 1996 Annual Meeting of Shareholders. Interim results are not necessarily indicative of those to be expected for the full year.

       The consolidated financial statements include the accounts of Maxwell Technologies, Inc., and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

       During the third quarter of fiscal year 1996, the company recorded charges totaling $4.9 million, primarily for restructuring activities. These charges coincided with a change in management at the company, and reflected the reorganization plans of new management. Non-restructure charges included reserves for certain contract and inventory-related matters totaling approximately $800,000. Combined with write-offs of approximately $9.5 million taken in the first six months of last year, primarily for asset write-downs and the company's early adoption of FASB Statement No. 121, total fiscal year 1996 charges for the nine-month period amounted to approximately $14.4 million.

       In November 1996, the company declared a 2-for-1 split of the company's common shares, effected as a 100% stock dividend that was distributed on December 17, 1996 to shareholders of record as of November 26, 1996. Common stock accounts, earnings per share and weighted average number of share amounts from prior periods have been restated to reflect the stock split.

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on January 31, 1998. At that time the company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in primary earnings per share for the three and nine months ended April 30 as follows:

                                       Three Months           Nine Months
                                      Ended April 30,        Ended April 30,
                                     -----------------      -----------------
                                       1997     1996          1997      1996
                                     -------  -------       -------   -------
Primary earnings per share,
as reported                          $  0.16  $ (0.88)      $  0.42   $ (2.82)
                                     =======  =======       =======   =======

As restated, under Statement 128     $  0.18  $ (0.88)      $  0.47   $ (2.82)
                                     =======  =======       =======   =======


The impact of Statement 128 on the calculation of fully diluted earnings per share for the above periods is not expected to be material.

       Backlog of unfilled orders at April 30, 1997 was $60.5 million, of which $44.7 million is fully funded.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL POSITION

Results of Operations
---------------------

       Sales for the quarter ended April 30, 1997 were $25,922,000, or a 27% increase over the $20,331,000 for the same period one year ago. Nine-month sales were $74,516,000, also a 27% increase over last year, when nine-month sales were $58,843,000. Following the pattern of the first two quarters, the Commercial and Industrial PC Products and the Power Conversion Products business segments had strong growth compared to the prior year. Together, these two segments account for approximately 90% of the sales gains in both the three and nine-month periods. Sales and cost of sales for each business segment are shown in a table below, and results of operations are further described in a separate discussion of each business segment following the table.

       Restructure Reserves and Other Charges in the Prior Year. During the third quarter of last year, the Company recorded charges totaling $4.9 million, primarily for restructuring activities. These charges coincided with a change in management at the Company, and reflected the reorganization plans of new management. Non-restructure charges included reserves for certain contract and inventory-related matters totaling approximately $800,000.

       Combined with write-offs of approximately $9.5 million taken in the first six months of last year, primarily for asset write-downs and the Company's early adoption of FASB Statement No. 121, total fiscal year 1996 charges for the nine-month period amounted to approximately $14.4 million.

       In the following tables of sales and cost of sales by business segment for the three and nine-month periods, the Chemical Analytical Services business, which was sold in June 1996, is included with the Technology Programs and Systems segment.


                                                 Sales
                            ---------------------------------------------
                                Three Months             Nine Months
                              Ended January 31,        Ended January 31,
                            --------------------      -------------------
(In 000's)                    1997        1996          1997       1996
                            --------    --------      --------   --------
Commercial and Industrial
  PC Products               $  8,583    $  5,988      $ 25,670   $ 18,718
Technology Programs &
  Systems                      8,198       7,918        22,392     21,937
Information Products &
  Services                     2,554       2,137         7,277      6,727
Power Conversion Products      6,587       4,288        19,177     11,461
                            --------    --------      --------   --------
                            $ 25,922    $ 20,331      $ 74,516   $ 58,843
                            ========    ========      ========   ========



                                                      Cost of Sales
                           -------------------------------------------------------------------
                                    Three Months                       Nine Months
                                   Ended April 30,                    Ended April 30,
                           -------------------------------   ---------------------------------
                                   % of             % of             % of             % of
(In 000's)                  1997   Sales     1996   Sales     1997   Sales    1996    Sales
                           ------  ------   ------  ------   ------  ------   ------  ------
Commercial and Industrial
 PC Products              $ 5,594   65.2%  $ 4,400   73.5%  $17,009   66.3%  $13,312   71.1%
Technology Programs &
 Systems                    6,369   77.7%    6,286   79.4%   17,935   80.1%   18,261   83.2%
Information Products &
 Services                   1,413   55.3%    2,481  116.1%    4,263   58.6%    8,524  126.7%
Power Conversion Products   4,223   64.1%    2,947   68.7%   12,289   64.1%    8,878   77.5%
                          -------          -------          -------          -------
                          $17,599   67.9%  $16,114   79.3%  $51,496   69.1%  $48,975   83.2%
                          =======          =======          =======          =======

       The Commercial and Industrial PC Products segment is operated through the I-Bus business unit. I-Bus' sales to OEM customers in the telecommunications market for use in end products such as voice mail systems, fax servers and switching test equipment account for the majority of the increase in sales as compared to last year both for the third quarter and the first nine months. Shipments to Lucent Technologies for use in their telecommunications equipment comprise the largest portion of the increase. While some of these shipments are from prior year backlog, Lucent has also entered into current year agreements with I-Bus to purchase products worth up to approximately $10 million over periods ranging up to 18 months. Lucent has begun the early stages of a one-year-plus process of designing next generation products for certain of its applications. The competition for the PC component of these new products is keen, and it currently appears that I-Bus will not be participating with Lucent on two of the new designs which will succeed products I-Bus has been supplying for several years. However, I-Bus has an outstanding bid with Lucent for new products for which Lucent has not yet made a decision. In addition, I-Bus has recently concluded its most successful period of large OEM design wins in its history, including a single agreement with a Fortune 500 company with a value of up to $30 million over a three-year period. Cost of sales in both the third quarter and first nine months of the prior year was impacted by inventory reserves taken as part of the $14.4 million in fiscal 1996 charges, as referred to above. Cost of sales as a percent of sales also decreased this year as compared to fiscal 1996 due to the effect of the higher sales volume on the fixed portion of the costs of operations, and the shipments of certain products in both the three and nine-month periods with higher than typical margins on the material content of the product.

       The Technology Programs and Systems business segment is operated through Maxwell's Federal Division, and a significant portion of this business is with the US Government Department of Defense. While total revenues are relatively consistent for the comparable three and nine-month periods of fiscal 1997 and 1996, there are several offsetting factors contributing to this result. A $4 million, 15-month program for the production of advanced, high-voltage power supplies for a Department of Energy accelerator project has increased sales in the current year. This program began in April of 1996, and is now ramped-up to its full run-rate. Work has also increased on two large, multi-year Defense contracts, one for space-based sensors and the other for Operations & Maintenance at a Government facility, as well as increased efforts on the closure of a simulator facility which had been operated for the Government for a number of years. The simulator facility closure effort is currently scheduled for completion in the fall of this year. One of the large, multi-year contracts previously mentioned will also be concluded toward the end of this calendar year. A Government request for proposal for a follow-on to that effort is expected prior to completion of the current contract; however, while the Company has won several prior follow-on contracts to this project and has been performing at the very highest levels of award fee, there is no assurance that the Federal Division will be the successful bidder in the future. Offsetting these increases, as compared to the prior year, are the impact of the sale in last year's fourth quarter of the Chemical Analytical Services business, a winding-down of the Division's environmental consulting programs, and the shipment in the first quarter of fiscal 1996 of a large hardware system with no such large hardware shipment this year. Federal government funding of Defense related projects, particularly in both the hardware and software aspects of nuclear effects simulation, has been key to this business segment. The level of future Defense cutbacks and their impact on the Company is not predictable and, therefore, previously reported results are not necessarily indicative of those to be expected in the future. Adjusted for the affects of losses from the Chemical Analytical Services group, which, as mentioned above, was later sold, cost of sales as a percent of sales is generally consistent from year to year, both for the quarter and the year-to-date.

       The Information Products and Services segment is operated through the Information Systems business unit. Sales in this business unit consist primarily of the Business Systems group's JAMIS accounting and MIS software package, and three large multi-year contracts, two for integrated justice information systems (IJIS) in the State of Florida, and one for the network component of a Child Support Enforcement System in South Carolina. All three of these multi-year contracts are scheduled for completion around the end of the current fiscal year, and work is winding-down. The increase in sales in the three and nine-month periods is primarily due to greater JAMIS-related sales in the Business Systems group, as well as completion of an educational software project for Glencoe/McGraw-Hill. Due to prior year performance on the IJIS contracts, over $1 million of charges were taken last year for the impact of anticipated financial results and, together with the current status of the IJIS operation, as described below, these jobs are not currently contributing to segment gross profit. As compared to the prior year, those charges, as well as a write-down last year of approximately $800,000 of capitalized software as part of the overall $14.4 million of previously described fiscal 1996 write-offs, are the major factors affecting the comparability of cost of sales as a percent of sales in this business segment. The cost of sales percentage is also lower this year due to the favorable profit margins associated with the increased Business Systems sales. In addition to seeking new contracts in the IJIS and network business area, Information Systems is pursuing funding for add-ons and enhancements to the IJIS contracts nearing completion. To date, however, the operation has been unsuccessful in obtaining additional new or add-on projects. The Company is currently considering its alternatives for the IJIS operation, including a sale, a wind-down, and a re-launch with a new focus on more distinct product applications.

       The Power Conversion Products business segment is operated through the Energy Products and PurePulse Technologies business units. In the third quarter, the increase in revenue in this segment was nearly evenly split between sales of the Company's new Ultracapacitor product, together with related applications and funded development work, and sales primarily of filter/capacitors for implantable defibrillator/pacemakers at the Sierra division of Energy Products. For the nine-month period, the revenue increase is primarily attributable to the Ultracapacitor product, the Sierra filter/capacitor for medical applications, and greater PurePulse revenue.
Cost of sales in this business segment was impacted in the prior year by inventory reserves and other charges taken by the Energy Products business unit in last year's second and third quarters. Aside from those charges, current quarter and year-to-date improvements in cost of sales as a percent of sales are primarily due to the impact on this percentage of the increase in sales, as well as the results of the restructuring undertaken at Sierra to focus the business on the new medical product.

       Selling, administrative and general expenses in the third quarter were $5,875,000, or 22.7% of sales, compared to $3,955,000, or 19.5% of sales, in the prior year's third quarter. For the nine months, these expenses were $16,543,000, or 22.2% of sales, compared to $11,657,000, or 19.8% of sales, one year ago. Approximately $1.5 million of one-time charges were recorded in selling, administrative and general expenses in last year's first nine months as part of the overall $14.4 million of restructuring and asset-related charges. Approximately $300,000 of such charges occurred in last year's third quarter. Excluding those charges, the fiscal 1996 third quarter and year-to-date expenses would have been 18.0% and 17.3% of sales, respectively. In both the three and nine-month periods, the major factors contributing to the current year increase include: (1) increased sales and marketing costs in the commercial business segments in order to support the significant revenue growth; (2) accruals under new Company incentive and profit sharing plans that were implemented in fiscal year 1997; and (3) additions to staff to support the Company's new strategic directions, including new executive management with skills in technology commercialization and high-volume manufacturing.

       Other-net for the three and nine months ended April 30, 1997 was expense of $10,000 and $5,000, respectively, compared to income of $4,000 and $223,000 for the comparable periods last year. The nine month change primarily reflects completion of the amortization into income of amounts contributed by minority shareholders upon the organization of PurePulse Technologies over such shareholders' proportionate share of PurePulse's equity during April 1996. Thus, last year's third quarter and year-to-date other-net included $125,000 and $379,000 of such income, respectively, while none is included in the current year.

       The Company has net operating loss carryforwards to offset pre-tax income, and therefore no income tax expense is provided on current year profits. As a result of the factors described above, net income for the three months ended April 30, 1997 was $1,059,000, as compared to a loss of $4,823,000 for the same period one year ago. For the nine months, current year net income of $2,787,000 compares to a loss of $15,329,000 in the prior year.

Liquidity and Capital Resources
-------------------------------

       The accounts related to working capital have increased from July 31, 1996, primarily due to the increased business volume in the current fiscal year. The balance sheet remains strong, however, with very little long-term debt, working capital of $10.0 million, and a current ratio of 1.5 to 1 at April 30, 1997. This compares to working capital of $7.3 million and a working capital ratio of 1.4 to 1 at the end of fiscal year 1996. The Company has available a $10 million unsecured bank line of credit, and management believes that funds on hand and those generated by future operations and available through its bank line of credit will be sufficient to finance current working capital requirements. The Company is considering financing plans, including plans whereby one or more of its subsidiaries could pursue the issuance of shares of stock to the public. The proceeds of any such financing would be available for long-term capital needs such as manufacturing facilities and for funding anticipated future growth.

Note on Forward-Looking Information
-----------------------------------

       To the extent that the above discussion goes beyond historical information and indicates results or developments which the Company plans or expects to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "believes," "plans" and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected. These risks and uncertainties include such factors as engineering or manufacturing issues with design prototypes, regulatory approvals, ability to reach agreement on contractual terms and conditions and demand for products reaching expected levels, as well as other items of general applicability including product development based on new technologies, applications and acceptance of new products in major markets, production and quality issues on new products, and the impact of competitive products and pricing. Readers are referred to item 1 of the Company's Annual Report on Form 10-K for fiscal 1996 for additional discussion of certain of those factors.


PART II - OTHER INFORMATION

Item 3. Legal Proceedings
        -----------------

        The Registrant has been named as a defendant in an action originally filed in June 1994, in the United States District Court for the Eastern District of Tennessee at Knoxville, Tennessee (Troy Murphy Morgan, et.al. v. Brush Wellman, Inc., et.al.) by six individuals against the U.S. Government and four companies (Brush Wellman, Inc., Cabot Corporation, NGK Metals Corporation, and Ceradyne, Inc.) for injuries allegedly related to exposure to beryllium. Included as new defendants in addition to the Registrant are Lockheed Martin Beryllium Corporation, Microtechnologies, Inc., Cercom Quality Products, Inc., General Ceramics, Inc., and Eagle-Picher Industries, Inc. Plaintiffs claim that exposure to beryllium while working at the U.S. Government facility at Oak Ridge, Tennessee, has led to chronic beryllium disease and other illnesses and are demanding a total of $14,000,000 in compensatory damages and $5,000,000 in punitive damages. The Registrant was served with the complaint in early June and has tendered the matter to its insurance carriers. Although its investigation into the matter is in the early stages, the Registrant does not believe that its products could have contributed to any beryllium exposure by the plaintiffs.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              No exhibits are included with the Form 10-Q for the period ended April 30, 1997.

         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter ended April 30, 1997.


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAXWELL TECHNOLOGIES, INC.



              June 16, 1997            /s/ Gary Davidson
---------------------------            --------------------------------------
Date                                   Gary Davidson, Chief Financial Officer
                                         and Authorized Officer