Form 10-K405
period 1997-07-31
MAXWELL LABORATORIES INC /DE/
filed 1997-10-01
CIK 319815

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
FOR THE FISCAL YEAR ENDED JULY 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD FROM
   ------------------ TO
   ------------------

                          COMMISSION FILE NUMBER 0-10964

                            MAXWELL TECHNOLOGIES, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-2390133
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                              9275 SKY PARK COURT
                          SAN DIEGO, CALIFORNIA 92123
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 279-5100

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: COMMON STOCK, PAR
                              VALUE $.10 PER SHARE
  NAME OF EACH EXCHANGE ON WHICH REGISTERED: NASDAQ NATIONAL MARKET ("NASDAQ")

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on September 26, 1997, based on the closing price at which the Common Stock was sold on Nasdaq as of September 26, 1997, was $30.50.

     The number of shares of the Registrant's Common Stock outstanding as of September 26, 1997 was 6,163,151 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (including the Appendix thereto) are incorporated by reference in Part III of this Report.
================================================================================

                           MAXWELL TECHNOLOGIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JULY 31, 1997

                                                                                          PAGE
                                                                                          ----
                                            PART I

Item  1.     Business...................................................................   10
Item  2.     Properties.................................................................   28
Item  3.     Legal Proceedings..........................................................   28
Item  4.     Submission of Matters to a Vote of Security Holders........................   29

                                           PART II

Item  5.     Market for Registrant's Common Equity and Related Stockholder Matters......   29
Item  6.     Selected Financial Data....................................................   30
Item  7.     Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................   31
Item  8.     Financial Statements and Supplementary Data................................   37
Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................   37

                                           PART III

Item 10.     Directors and Executive Officers of the Registrant.........................   38
Item 11.     Executive Compensation.....................................................   40
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............   43
Item 13.     Certain Relationships and Related Transactions.............................   44

                                           PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........   44

                                     PART I

     As used in this Annual Report on Form 10-K, ("Form 10-K"), unless the context indicates otherwise, the terms "Company" and "Maxwell" refer to Maxwell Technologies, Inc., a Delaware corporation, and its consolidated subsidiaries. The Company has five principal operating subsidiaries, I-Bus, Inc., Maxwell Federal Division, Inc., Maxwell Information Services, Inc., Maxwell Energy Products, Inc. and PurePulse Technologies, Inc. Unless otherwise indicated, as used in this Form 10-K, the term fiscal year shall refer to the 12 month period ended or ending July 31 of a given year. The information in this Form 10-K for periods prior to December 17, 1996, is adjusted to reflect a 2 for 1 stock split. This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" herein. Discussions containing such forward-looking statements may be found in the material set forth under. "Item 1. Business--General", "--Competition", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Liquidity and Capital Resources", as well as within this Form 10-K generally.

     PowerCache(TM), PureBright(R), CoolPure(R), JAMIS(R) and ElectroBlast(TM) are trademarks of the Company. All other trademarks or tradenames referred to in this Form 10-K are the property of their respective owners.

                                  RISK FACTORS

     Stockholders should consider carefully, in addition to other information contained in this Annual Report on Form 10-K, the following factors.

DEPENDENCE ON PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE

     Many of the Company's products, especially its ultracapacitor and purification products, are in the development stage and are alternatives to existing technologies. The Company's success is dependent in part on market acceptance of its new products and there can be no assurance that any material commercial market will develop for these products. The Company expects that its ultracapacitor and purification products will compete with existing products that are well established in the marketplace and that, in some cases, are less expensive. The future success of the Company will depend in large part on the Company's ability to accurately anticipate market demand for its products and services as well as improve its existing technologies and products. The Company's ability to demonstrate a technological or economic advantage, or both, over competitive products in addition to the technical, financial and other risks involved in introducing new products and technologies are critical to the Company achieving its goals. There can be no assurance that the Company will be successful in identifying markets for its technologies or in developing, manufacturing and marketing new commercial products or enhancements to existing products that address the needs of these markets, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

CONTINUING TRANSITION TO COMMERCIAL BUSINESS

     The Company is continuing its transition from its historical reliance on funded research and development business for defense and other federal government agencies to developing, manufacturing and marketing of products and services for commercial markets. The Company's success in this regard will depend upon a number of factors, including the Company's ability to gain customer acceptance for its products and services, to expand its customer base through sales and marketing efforts, to expand successfully its manufacturing capacity, to develop extensions of its existing products and services into new applications and to conceive and develop new products and services. Commencing in fiscal 1996, the Company changed its senior management and reorganized its operations along product and service lines. There can be no assurance that the Company will be able to continue its transition to commercial businesses. The Company's inability to achieve any of these objectives would have a material adverse effect on the Company's business, results of operations and financial condition.

FLUCTUATIONS IN OPERATING RESULTS; HISTORY OF LOSSES

     Although the Company had net income of $4.0 million in fiscal 1997, it has incurred significant losses in two of the past five years. Net losses for the Company's 1996 and 1994 fiscal years were approximately $15.2 million and $1.7 million, respectively. Of the fiscal 1996 loss, $14.4 million arose from charges related to the reorganization of the Company's operations, a change in accounting principle and other charges more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Consolidated Financial Statements and Notes thereto contained herein. The Company may in the future experience significant fluctuations in revenues and operating results from period to period as a result of a number of factors including, without limitation, the volume and timing of orders and market acceptance of the Company's products; the Company's ability to fill orders on a timely basis; pricing policies of the Company or its competitors; variations in the mix of product sales; the timing of product introductions by the Company or its competitors; cancellation, suspension or other action taken by the United States government or its agencies on its programs and contracts with the Company; product obsolescence resulting from new product introductions or changes in customer demand; and expenses associated with the acquisition of businesses, products or technologies. The Company anticipates that, in order to obtain market penetration, from time to time it will sell new products at prices yielding margins below those it ultimately expects to achieve, and significant aggressive pricing in a particular quarter or quarters could adversely affect the results of operations for such periods. The impact of the foregoing factors may cause the Company's operating results to be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain or sustain growth in sales and profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EXTENSIVE RELIANCE ON STRATEGIC RELATIONSHIPS; RESTRICTIONS DUE TO EXCLUSIVITY RIGHTS

     The Company has established and will continue to seek to establish strategic relationships with corporate partners and research relationships with United States government agencies to support its various development programs, leverage its expertise and manufacturing resources, obtain an understanding of and access to markets and validate products. The Company currently collaborates with a variety of strategic partners, including Tetra Pak, a leading food packaging machinery and products company, for purification systems, and PacifiCorp, a leading utility holding company, for ultracapacitors.

     The loss of certain of its strategic relationships could have a material adverse effect on the Company's sales growth. The Company's future success will depend in part on its continued relationships with various of its strategic partners, its ability to enter into other similar collaborative arrangements, the interest of certain of the Company's strategic partners in the potential products under development, the Company's success in meeting expectations of strategic partners and, ultimately, their success in marketing or willingness to purchase any such products. These programs may require the Company to share control over its development, manufacturing and marketing programs, limit its ability to license its technology to others, relinquish certain rights to its technology or restrict its ability to engage in certain areas of product development, production and marketing. Some of the Company's existing collaborative arrangements permit, and future arrangements also may permit, the Company's strategic partners to use or disclose the technology developed in the program without any royalty obligation, to the extent that the technology is jointly developed. Furthermore, the Company often grants an exclusivity right to its strategic partner as an inducement to the partner to participate in the development of a product or application. Any exclusivity rights granted to strategic partners may inhibit the Company's ability to find a wider market for certain of its commercial products and thus may materially reduce revenues during the exclusivity period. There can be no assurance that the Company will be able to enter into strategic arrangements on commercially reasonable terms or that these arrangements, if established, will result in successful programs to develop, manufacture or market pulsed power and other products or that the Company's strategic partners will not seek to manufacture jointly developed products themselves or obtain them from alternative sources. See
"Business -- Strategic Partnerships."

LIMITED VOLUME MANUFACTURING EXPERIENCE

     The Company has limited experience with volume manufacturing of commercial products. To date, the Company has not manufactured in volume its ultracapacitors or purification systems. The Company may face challenges in scaling up production of its new products, especially those products that contain newly developed technologies, including problems involving production yields, quality control and assurance, component supply and shortages of qualified management and other personnel. In addition, the Company will need to expand its current facilities or obtain additional facilities in order to manufacture a substantial quantity of its ultracapacitor, purification and EMI filter products. There can be no assurance that the Company will be successful in expanding its facilities or obtaining additional facilities, or that it will be able to overcome the management, technological, engineering and other challenges associated with the production of significant quantities of products at acceptable cost on a timely basis. The Company may elect to outsource manufacturing of certain of its products, if such opportunities are available. Outsourcing of manufacturing involves risks with respect to quality assurance, cost and the absence of close engineering support. In addition, part of the Company's ultracapacitor development strategy is the implementation of a process that could allow customization of products while retaining the benefits of volume manufacturing and materials procurement. There can be no assurance that such a process can be developed and implemented in time to meet the Company's needs in this regard. Difficulties in manufacturing or in obtaining appropriate facilities or locating and qualifying outsourcing for manufacturing could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED SALES AND MARKETING EXPERIENCE

     The Company has limited experience marketing and selling ultracapacitors and purification systems. To market these products, the Company will be required to develop a marketing and sales force that will be able to effectively demonstrate the advantages of these products over competing products and other traditional solutions. Furthermore, the highly technical nature of the Company's products limits the pool of potential sales personnel. The Company also enters into agreements with distributors or sales representatives regarding the marketing of its products. By entering into such agreements, the Company may be substantially dependent upon the efforts of others in deriving commercial benefits from its products. There can be no assurance that the Company will be successful in marketing and selling its products, that it will be able to establish adequate sales and distribution capabilities, that it will be able to enter into marketing agreements with third parties on financially acceptable terms or that any third parties with whom it enters into such arrangements will be successful in marketing the Company's products. The Company's inability to achieve any of these objectives would have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON OEM CUSTOMERS; LENGTHY SALES CYCLES

     A substantial portion of the Company's sales are derived from sales to a relatively small number of OEM customers. The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products into which the Company's products are incorporated. The Company has no control over the shipping date or volumes of products shipped by its OEM customers, and there can be no assurance that any OEM will continue to ship products that incorporate the Company's products at current levels or at all. Failure of these OEMs to achieve significant sales of products incorporating the Company's products and fluctuations in the timing and volume of such sales could have a material adverse effect on the Company's business, financial condition and results of operations.

     The decision process leading to the selection of the Company's products and services is typically lengthy, with significant additional time required for design, engineering and product approval before commercial shipments can begin. Moreover, although customers sometimes substitute a new and better product into an existing product, market opportunities with respect to any particular customer typically occur at the time the customer is engaged in the design of a new product or a substantial enhancement of an existing product, which typically occur at infrequent intervals. Any failure of the Company to maintain continuing awareness of its customers' product development schedules, or its inability to provide the optimum solution at the time of such development can cause the Company to miss a market opportunity that may not reappear for a substantial period of time.

     Lucent Technologies ("Lucent"), an OEM customer of the Company, accounted for approximately 11.9% of the Company's total sales in fiscal 1997 and is a significant customer of the Company's Industrial Computers and Subsystems business segment. A substantial portion of the Company's existing sales to Lucent involves products that have not been designed into Lucent's next generation products and the Company therefore expects that its business with Lucent will decline substantially in the second half of fiscal 1998 and subsequent periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Customers."

DEPENDENCE ON PROPRIETARY TECHNOLOGY

     The Company's success is heavily dependent upon the establishment and maintenance of proprietary technologies. Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the steps taken by the Company to protect its proprietary technologies will be adequate to prevent misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do the laws of the United States. In addition, others could "reverse engineer" the Company's products in order to determine their method of operation and introduce competing products or develop competing technology independently. Any such adverse circumstances could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company uses employee and third-party confidentiality and non-disclosure agreements to protect its trade secrets and unpatented know-how. The Company requires each of its employees to enter into a proprietary rights and non-disclosure agreement in which the employee agrees to maintain the confidentiality of all proprietary information of the Company and, subject to certain exceptions, to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, the Company regularly enters into non-disclosure agreements with third parties, such as consultants, potential joint venture partners and customers. No assurance can be given that these methods will enable the Company to maintain its trade secrets or unpatented know-how or that third parties will not independently develop and/or patent substantially equivalent proprietary information or copy, develop or otherwise obtain and use the Company's proprietary technology without authorization.

     The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities, rather than on patents, for the development and maintenance of its business. However, the Company does file patent applications on concepts and processes developed by the Company's personnel and, as its commercial businesses expand, the Company has placed increased emphasis on patents to provide protection for certain of its technologies and products. The Company believes that its future success will depend in part on its ability to maintain its patents, add to them where appropriate, and to develop new products and applications without infringing the patent and other proprietary rights of third parties and without breaching or otherwise losing rights in technology licenses obtained by the Company for other products. There can be no assurance that any patent owned by the Company will not be circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. If challenged, there can be no assurance that the Company's patents (or patents under which it licenses technology) will be held valid or enforceable. In addition, there can be no assurance that others will not claim rights in the technology covered by the patents and other proprietary technology owned or licensed by the Company or that others have not developed or will not develop similar products or technology without violating the Company's proprietary rights. The invalidity of a patent or determination that the Company (or its licensor) does not hold sole rights to the technology covered thereby could have a material adverse effect on the Company, particularly if the Company is unable to design around others' proprietary rights.

     Competing research and patent activity in many of the Company's technologies is substantial and the markets are large enough that conflicting patent and other proprietary rights claims may result in disputes or litigation. Although the Company does not believe any of its products or proprietary rights infringe the rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. If infringement were established, the Company could be required to pay damages or be enjoined from making, using or selling the infringing product. Likewise, there can be no assurance that a third party's product, if infringing on the Company's proprietary rights, may be prevented from doing so without litigation. Any of the foregoing could have a material adverse effect upon the Company's business, financial condition and results of operations.

     A number of the patents and patent applications owned or licensed by the Company are subject to "march-in" rights and non-exclusive, royalty-free, confirmatory licenses held by various governmental agencies or other entities. March-in rights refer to the right of the United States government or a United States government agency to cancel agreements and require a contractor to grant licenses to third parties if the contractor fails to continue to develop the technology related to the agreements. Confirmatory licenses permit the United States government agencies or other governmental entities to select vendors other than the Company to produce products for the United States government which would otherwise infringe the Company's patent rights which are subject to the royalty-free licenses. In addition, the United States government has the right to require the Company to grant licenses (including exclusive licenses) under such patents and patent applications or other inventions to a third party if the United States government determines that adequate steps have not been taken to commercialize such inventions, such action is necessary to meet public health or safety needs, such action is necessary to meet requirements for public use under federal regulations or such action is necessary because the Company has not exercised reasonable efforts to ensure products manufactured pursuant to such invention are manufactured in the United States. See "Business -- Patents, Licenses and Trademarks."

COMPETITION

     The markets in which the Company sells commercial products is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. The Company's primary competitors in ultracapacitors include Panasonic and SAFT, a part of the Alcatel-Alsthom Group; in government-funded research and system development include the Physics International unit of Primex Corporation and in the passive backplane segment for industrial computers, include Texas Microsystems, Diversified Technology, Advantech, Industrial Computer Source, Teknor and Trenton. The Company's emerging products also compete with established technologies in many markets, including batteries in ultracapacitor products and a number of established methods of treating water and decontaminating food packaging and medical products.

     Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than the Company. In addition, certain competitors have well-established relationships with customers and potential customers of the Company. Furthermore, as the Company's new products gain acceptance, companies with significantly greater resources than the Company could attempt to increase their presence in these markets. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings. There can be no assurance, however, that the Company's products will continue to compete favorably or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering its market. See "Business -- Competition."

RISKS ASSOCIATED WITH GOVERNMENT BUSINESS

     A substantial portion of the Company's sales (approximately 33% in fiscal 1997, 40% in fiscal 1996 and 43% in fiscal 1995) is derived from contracts with the United States government, principally agencies of the United States Department of Defense, and subcontracts with government suppliers. The reductions in defense budgets over the past several years have adversely affected the Company's business, particularly in the area of system survivability products and services, such as weapons effects simulation and testing. The Company has experienced significant reductions in this business as the Department of Defense has responded to reduced global threats and shrinking defense budgets. The Company has also experienced increased competition in bidding for new defense programs from contractors seeking to replace their lost government business. There can be no assurance that defense spending in general or that contract awards to the Company specifically will not be reduced in the future. A significant loss of United States government funding would have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's United States government business is also subject to other various risks, including: unilateral termination for the convenience of the government; reduction or modification in the event of changes in the government's requirements or budgetary constraints; increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost plus contracts; risks of potential disclosure of the Company's confidential information to third parties; the failure or inability of a contractor to perform its obligations under a contract in circumstances where the Company is a partner contractor or subcontractor; the failure of the government to exercise options provided for in the contracts and the exercise of march-in rights or confirmatory licenses by the government. There can be no assurance that the Company's contracts with the Department of Defense and other government agencies will not be terminated, reduced or modified or that the grant of such licenses and rights will not result in a loss of potential revenues, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company participates in government funded programs which may extend for several years, but are normally funded on an annual basis and shorter periods in some cases. There can be no assurance that funding will continue for programs covering the Company's development projects or that the Company can compete successfully in obtaining contracts for such programs. A significant reduction in, or discontinuation of, such funding or of the Company's participation in such programs would have a material adverse effect on the Company's business, results of operations and financial condition.

SUBSTANTIAL FUTURE CAPITAL NEEDS

     The Company believes that, in order to achieve its long-term strategic objectives and maintain and enhance its competitive position, it will need significant additional financial resources over the next several years. To meet anticipated volume production requirements for several of the Company's product lines, in particular ultracapacitors and purification systems, the Company will need expanded manufacturing capabilities and facilities or viable production alternatives. The Company anticipates that it will require additional capital in the future to fund its continuing expansion into commercial markets, to construct and equip additional facilities, or to acquire new or complementary businesses, product lines and technologies. Currently the Company has a $10 million line of credit, but there can be no assurance that any necessary additional financing will be available to the Company on acceptable terms or at all. If adequate funds are not available, the Company may be required to change, delay, reduce or eliminate its planned product commercialization strategy or its anticipated facilities expansion plans and expenditures, which could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON KEY PERSONNEL

     The Company's future performance depends in significant part upon the continued service of its key technical and senior management personnel. The Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially key manufacturing executives and highly skilled engineers and scientists involved in the ongoing development, introduction and enhancement of the Com-pany's products and technologies. The industries in which the Company competes are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. The Company's employees may terminate their employment with the Company at any time. Accordingly, there can be no assurance that any of the Company's current key employees will continue to work for the Company. Loss of services of key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON THIRD PARTY SUPPLIERS

     The Company's success is dependent in part on its ability to secure qualified and adequate sources for supplies of materials, components and sub-assemblies. The Company manufactures most of its products using a large number of components or sub-assemblies, many of which are of commercially available industrial parts and the remainder of which are custom-made to the Company's specifications (by the Company and certain qualified outside manufacturers). The Company endeavors to maintain more than one source of supply for each of its major components or subassemblies, to the extent possible, although certain suppliers are currently the sole source of one or more items upon which the Company is dependent in the manufacture of its EMI filters and industrial computing products. In the past, the Company has on occasion experienced difficulty in obtaining timely delivery of power supplies for industrial computers from outside suppliers which has adversely impacted the Company's delivery time to its customers and in one circumstance the Company believes such delivery problems were a contributing factor to the loss of certain business from a major customer. There can be no assurance that these and other similar supply problems will not recur. In addition, the Company currently has only one qualified supplier for a certain component of its ultracapacitors and is contractually obligated to qualify at least one additional supplier. No assurance can be given that such qualification will be completed in a timely manner. Moreover, the current sole domestic source of a component of the Company's EMI filter has indicated its plans to design, build and sell a competing filter in the future. The Company believes this supplier will continue to sell to the Company but that, if necessary, the Company could replace this supplier. Although the Company seeks to reduce its dependence on sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary material adverse effect on the Company's results of operations and damage customer relationships due to the complexity of the products supplied and the significant amount of time required to qualify new suppliers.

PRODUCT LIABILITY RISKS

     Certain of the Company's products may expose it to product liability risks. The Company's EMI filters are components of implantable medical devices and, due to the litigious environment surrounding the medical device industry, subject the Company to an increased risk of product liability claims that may involve significant defense costs. Other of the Company's products, such as ultracapacitors and purification systems, may also be used in functions involving significant product liability risks. There can be no assurance that product liability claims will not be asserted against the Company in the future. Although the Company maintains product liability insurance with coverage limits it believes to be adequate, there can be no assurance that this coverage will in fact be adequate to protect the Company against future product liability claims. In addition, product liability insurance is expensive and there can be no assurance that, in the future, product liability insurance will be available to the Company in amounts or on terms satisfactory to the Company, if at all. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL REGULATIONS

     The Company is subject to a variety of governmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. The failure to comply with current or future regulations could result in substantial fines being imposed on the Company, suspension of production, alteration of its manufacturing process or cessation of operations. Such regulations could require the Company to acquire expensive remediation or abatement equipment or to incur substantial expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous or toxic substances could subject the Company to significant liabilities.

POTENTIAL DILUTIVE IMPACT OF EMPLOYEE STOCK OPTION PROGRAMS AT SUBSIDIARIES

     The Company has adopted stock option plans at each of its five principal operating subsidiaries providing for the issuance of incentive and nonqualified stock options to purchase common stock of these companies. Any of these subsidiary stock options that have an exercise price per share less than the fair market value per share of the common stock of a subsidiary ("in-the-money") will have a negative impact on the Company's earnings per share. The Company expects that its reported diluted earnings per share will be reduced in future quarters due to the increased fair market value of certain of the Company's subsidiaries. Such options, when and if exercised, will dilute the Company's actual ownership interests in its subsidiaries, thus reducing the Company's share of the net income, potential dividends or distributions and proceeds of any sale or other disposition of such subsidiary. The equity interests upon exercise of stock options in the subsidiaries would be accounted for as a minority interest. Based on current programs, the dilutive impact attributable to these option plans could be up to 13% at each of the Company's principal operating subsidiaries (17.% at one subsidiary). In addition, certain key employees of one of the Company's Information Products and Services subsidiaries, Maxwell Business Systems, Inc., currently own an aggregate of 20% and have the right to purchase up to an additional 29% of that subsidiary. Currently, no established trading market exists for the common stock underlying any of the subsidiary options and such options are not exchangeable for Common Stock of the Company. The Company has no plan to offer an exchangeability feature for options to purchase Company Common Stock or otherwise provide liquidity for these subsidiary options, but the Company could consider such alternatives in the future.

ECONOMIC IMPACT OF POTENTIAL PUBLIC OFFERINGS OF SUBSIDIARY STOCK

     By conducting its operations through separate subsidiaries, the Company promotes clearer market definition and product identity. This business unit focus also allows the Company to more actively monitor opportunities for growth or cost savings and to promote entrepreneurism with each subsidiary. While this corporate structure also affords the Company a high level of flexibility to implement various strategic alternatives, including future public offerings of subsidiary stock, sales of subsidiaries or strategic acquisitions, certain of these alternatives may have negative effects upon the Company's consolidated sales, gross profit, net income and earnings per share. For example, any public offering or other sale of a minority portion of a subsidiary's stock would reduce that subsidiary's contribution to the Company's net income and earnings per share. While any transaction would be preceded by a determination that such transaction is in the best interests of the Company and its stockholders, such transaction could, nonetheless, have a material adverse effect on the Company's results of operations.

GOVERNMENT REGULATION

     The testing, manufacture and sale of certain of the Company's products are subject to regulation by numerous governmental authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the United States Food and Drug Administration (the "FDA") regulates the preclinical and clinical testing, manufacture, labeling, storage, distribution and promotion of food and medical products and processes. The Company has obtained clearance from the FDA of its CoolPure technology for preservation of liquid foods. In addition, the Company has obtained clearance from the FDA of PureBright for food use and is applying for similar approvals in Canada and Europe, as well as supporting customers in obtaining clearance of PureBright for medical applications. Implantable defibrillators and pacemakers that incorporate the Company's EMI filter have been approved by the FDA. Delays in receipt of or failure to receive anticipated approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     The testing, preparation of necessary marketing applications and processing of those applications with the FDA is expensive and time consuming, can vary based on the type of product and may take several years to complete. There is no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company or others in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing any products it may develop. The FDA may also require postmarketing testing and surveillance to monitor the effects of approved products or place conditions on any approval that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the United States government to grant pre-market clearance or pre-market approval for products, withdrawal of marketing clearances or approvals and criminal prosecution.

RISKS ASSOCIATED WITH ACQUISITIONS

     As part of its business strategy, the Company regularly reviews possible acquisitions of complementary companies, technologies or products, and periodically engages in discussions regarding such possible acquisitions. Acquisitions involve numerous risks, including evaluating new technologies; difficulties in the assimilation of the operations, products, personnel and cultures of the acquired companies; the ability to manage effectively geographically remote units; the diversion of management's attention from other day-to-day business concerns; risks of entering markets in which the Company has limited or no direct experience and the potential loss of key employees of the acquired companies. In addition, acquisitions may result in dilutive issuances of equity securities; the incurrence of debt; reduction of any then-existing cash balances; amortization expenses related to goodwill and other intangible assets and other charges to operating results that may materially adversely affect the Company's results of operations. Moreover, there can be no assurance that any equity or debt financings proposed in connection with any acquisition would be available to the Company on acceptable terms or at all, when, and if, suitable strategic acquisition opportunities arise. Although management expects to carefully analyze any opportunity before committing the Company's resources, there can be no assurance that any acquisition that is completed will result in long-term benefits to the Company or its stockholders or that the Company's management will be able to manage effectively the resulting business.

LONG-TERM FIXED-PRICE CONTRACTS

     A portion of Maxwell's software business consists of work under a small number of large, multi-year fixed-price contracts with state and local government agencies involving sophisticated integration and networking tasks and a certain amount of application software development. In addition, certain of the Company's other businesses, primarily those conducted in its government funded research and systems development business, may also enter into long-term fixed-price contracts for large hardware systems or components. Events and developments such as unanticipated delays in program schedule, failure to anticipate costs accurately over a two- or three-year period or performance problems with important vendors can adversely affect the profitability of such contracts. See "Business -- Government Business."

ANTI-TAKEOVER PROVISIONS

     The Company's Board of Directors is divided into three classes, each of which is elected and serve overlapping three-year terms. In addition, the Company has adopted a rights plan that, among other things, grants rights to purchase Common Stock to all stockholders at a price significantly below market value, at $32.50 per share, upon a business combination in the event a single person or group has previously acquired more than 20% of the outstanding Common Stock without the Board of Directors having elected to redeem such rights. Furthermore, the Company's certificate of incorporation contains a "fair price provision" intended to require an acquiror to obtain the consent of the Board of Directors to any business combination involving the Company. The Company's certificate of incorporation and bylaws also contain provisions barring stockholders action by written consent and the calling by stockholders of a special meeting. Amendment of such provisions requires a super majority vote by the stockholders, except with the consent of the Board of Directors. The rights plan and provisions of the Company's certificate of incorporation and bylaws could delay, deter or prevent a merger, tender offer, or other business combination or change in control involving the Company that some, or a majority of, stockholders might consider to be in their best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price of the Common Stock. See "Description of Capital Stock -- Common Stock Rights" and "-- Additional Anti-Takeover Provisions."

LIMITED TRADING VOLUME; VOLATILITY OF STOCK PRICE

     The Company's Common Stock is traded on the Nasdaq National Market. Trading volume in the twenty trading days ended September 29, 1997 averaged 16,555 shares traded per day. Trading of relatively small blocks of stock can have a significant impact on the price at which the stock is traded. The Company believes factors such as quarterly fluctuations in financial results, announcements of new technologies impacting the Company's products, announcements by competitors or changes in securities analysts' recommendations may cause the market price to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of the Common Stock. See "Item 5 -- Market for the Registrant's Common Equity and Related Stockholder Matters."

ITEM 1. BUSINESS

GENERAL

     Maxwell Technologies, Inc. ("Maxwell" or the "Company") is a worldwide leader in pulsed power technologies, the storage of electrical energy and delivery of power in brief controlled bursts. The Company has leveraged its technical expertise, gained from over 30 years of experience performing research and development primarily for the United States Department of Defense, to develop a portfolio of pulsed power based commercial products. These products address a range of markets and applications and include ultracapacitors for advanced electrical energy storage and power delivery, purification systems for water treatment and the sterilization of medical and pharmaceutical products and electromagnetic interference ("EMI") filter capacitors for implantable medical devices. In addition to pulsed power based products, the Company offers industrial computers and subsystems which are sold to OEMs in the computer telephony, medical, manufacturing automation and other markets. Government funded research and development projects continue to be an important element of the Company's business, serving as an incubator for technological innovations and a resource of scientific and engineering expertise.

     The Company's PowerCache ultracapacitors offer solutions to electrical energy storage and power delivery problems in a wide range of commercial applications including wireless communications devices, reliable power delivery for industrial processing and computing equipment and automotive electrical subsystems. The Company's ultracapacitors provide benefits such as extending battery life and increasing signal strength in wireless communications devices and protecting against power fluctuations and outages in industrial applications. The Company also designs and manufactures high voltage capacitors that are used in applications such as medical and industrial lasers, x-ray machines and high-speed trains. Pulsed power technology has also enabled the development of the Company's PureBright purification systems which deliver pulses of light to kill microorganisms in applications ranging from water treatment to sterilization of food packaging and medical and pharmaceutical products. The Company's EMI filters prevent electromagnetic radiation emitted from devices such as cellular phones and household appliances from disrupting the functioning of implantable heart defibrillators and pacemakers and other sensitive electronic equipment. The Company's pulsed power products are sold primarily to OEMs in target markets and through direct sales channels.

     As part of its shift to a commercially-oriented business, in 1996 the Company completed a restructuring that organized like and synergistic businesses into subsidiaries, creating focused centers of expertise for product development, manufacturing, marketing and sales. In addition, the Company added a new senior management team to drive the commercialization of Maxwell's portfolio of core technologies and market penetration of the resulting products.

INDUSTRY BACKGROUND

  Pulsed Power

     Pulsed power is the storage of electrical energy and the delivery of brief controlled bursts of electricity at high power for periods typically ranging from a microsecond up to 60 seconds. Research and development of pulsed power technologies have been funded for over 30 years, primarily by the United States government. The expertise gained through this funded research forms the basis for the development of commercial products based on pulsed power technologies. In recent years, pulsed power applications have been developed which offer solutions to power storage and delivery problems in a wide range of commercial applications, including wireless communications, automotive electrical subsystems, water treatment and sterilization of medical and pharmaceutical products and food packaging. Benefits of pulsed power include extending battery life, improving system performance, reducing cost and system size and enabling new system functions.

     Ultracapacitors. The proliferation and increasing complexity of electronic products and the electrical power requirements associated with them are spurring demand for innovative solutions for power delivery in a wide variety of applications including portable electronics, power quality and automotive electrical subsystems. Portable electronic products such as wireless communications devices, which typically transmit data in a series of short bursts and personal data assistants, which typically have subsystems that start up and shut down rapidly, require reliable internal power sources that are capable of supplying repeated bursts of power and that adhere to exacting size and weight constraints. In addition, computer-intensive businesses, manufacturers and other commercial users of high-speed industrial processing equipment, such as semiconductor manufacturers and high speed printers, demand power quality (i.e., the uninterrupted supply of power at a constant voltage). In the absence of power quality protection, small fluctuations in power often shut down automated production systems, which may damage products on the assembly line and cause significant delays in business operations. Technology Insights estimates that the power quality market in the year 2000, including adjustable speed drives, uninterruptable power systems and engine start and actuator applications, will amount to over $11 billion. Moreover, automobile manufacturers are utilizing an increasing number of electrical subsystems that require sophisticated power management in conventional combustion engine vehicles. In response to legislation adopted in several U.S. states requiring zero-emission vehicles, automobile manufacturers are also seeking enabling technologies for commercially viable electric vehicles and hybrid/combustion electric vehicles.

     Batteries and capacitors have long served as electrical energy storage and power delivery devices. However, limitations in battery and capacitor performance are an obstacle to both the continued enhancement of many electronic devices and the development of new applications. Batteries degrade over time, do not effectively provide bursts of power and do not function well in extreme temperatures or allow for practical, accurate measurement of remaining energy reserves. The capacitor, utilized in situations in which high power output in short bursts is required, differs from batteries in that it can charge and discharge stored energy rapidly and does not degrade with each charge and discharge. However, traditional capacitors are not suitable for energy storage and power delivery applications which require higher energy storage capability and longer discharge times.

     Advances in pulsed power technology have enabled the development of ultracapacitors for providing bursts of power when an accelerated injection of energy is required for an application. Ultracapacitors combine certain characteristics of batteries and traditional capacitors. Like batteries, ultracapacitors discharge energy at low voltages. Like traditional capacitors, ultracapacitors store and discharge electrical energy rapidly, do not degrade with repeated use and can be quickly recharged. In contrast to traditional capacitors, ultracapacitors have significantly greater energy storage capability and longer discharge times, making them suitable for many applications that fall outside the performance parameters of traditional capacitors.

     Purification Systems. Pulsed power technologies can also be utilized for microbial decontamination by delivering intense bursts of light or pulses of electricity to kill microorganisms. Conventional techniques for controlling microorganisms commonly present in water and other liquids, on foods, on food packaging and on medical products include filtering, heat pasteurization and sterilization, ionizing radiation and application of chemicals. Conventional purification techniques often fail to effectively fulfill end-user needs for a variety of reasons, including failure to eliminate certain microorganisms in water supplies (chlorination, ultraviolet light and similar processes), change in taste and texture of foods (heat and chemicals), time and cost (many conventional techniques, including autoclave heat sterilization of medical instruments), environmental concerns (ionizing radiation and chemicals) and effective monitoring of performance by the user (most conventional techniques).

     The markets for purification technologies where pulsed power purification systems may be applied are large and growing. According to the Water Quality Association, the worldwide market for water treatment technologies is expected to be approximately $13.9 billion in 1997. Pulsed light purification products are targeted to a specialized portion of this market.

  EMI Filtering

     The electromagnetic fields and signals generated by electronic devices can interfere with and disrupt the functioning of other electronic devices. Certain categories of electronic products, including implantable medical devices such as pacemakers and defibrillators and aerospace guidance and communications systems, may fail to perform as required in the presence of EMI. In recent years, the FDA has publicly expressed concern about the potentially deleterious effect on the safe operation of implantable medical devices caused by an increasingly large variety of EMI sources, including household appliances and cellular telephones and other wireless communication devices that operate in an increasingly large part of the electromagnetic spectrum. To combat the effects of EMI, some manufacturers of electronic products incorporate EMI filters into the circuitry of their products. An alternative approach blocks EMI from entering an electronic device at the opening used by, for example, power leads or sensors (the "feedthrough"). These feedthrough filters block EMI from entering an electronic device without interfering with its functionality. In addition to feedthrough filtering capabilities, electronic device manufacturers seek EMI filters that can block a broad range of electromagnetic frequencies and conform to small form factors.

  Industrial Computers and Subsystems

     Industrial computers form the backbone and control system for many types of electronic equipment. Unlike general purpose computers such as PCs, industrial computers provide a computing platform for a larger system made by an OEM. These products can be designed to accept specialized additional hardware and software from a customer or third party vendor and satisfy additional requirements such as high reliability, non-standard input/output capability and specific form factors. Industrial computers are incorporated into a broad range of products, including computer telephony products (voice messaging systems, interactive voice response servers and telephone switch management systems), telecommunications products (cellular base stations, two-way paging systems, advanced intelligent networks, enhanced service systems and video conferencing servers), Internet/worldwide web servers, electronics and semiconductor testing, manufacturing and assembly equipment, a range of medical devices and other commercial applications.

     The rapid proliferation of complex electronics applications has created attractive markets for highly focused industrial computer manufacturers who possess the engineering know-how and experience to provide design-intensive solutions. OEMs frequently conclude that their needs for such products can be better met by specialized outside manufacturers rather than by developing these capabilities internally. Electronic Trend Publications estimates that the size of the total industrial computer market will exceed $2.5 billion worldwide in 1997.

     OEMs are also continually seeking means to integrate more functionality and new technologies into smaller enclosures with higher levels of fault tolerance at lower cost. In industrial computers, a number of architectures are currently in use. One of the most prevalent architectures, passive backplane, facilitates compatibility with components designed for PCs, design flexibility, fault tolerance, customization of input/output ports and cost effectiveness. CompactPCI, an emerging architecture which certain OEMs are beginning to design into their next generation products, will incorporate the cost effectiveness and design flexibility of passive backplane architecture, while enhancing ruggedness and fault tolerance in a smaller form factor. According to Electronic Trend Publications, annual sales of industrial computers and subsystems incorporating CompactPCI architecture are projected to exceed $400 million in 2000 and grow to $1.0 billion in 2001.

  Government Funded Research and Systems Development

     The United States government relies on companies with significant scientific and technical expertise to provide technology-driven research and development programs supporting a variety of military and space programs. Many of the United States' strategic defense capabilities are examined and tested through weapons effects simulation and computer modeling. Additionally, research and development is required on techniques to harden electronics against weapons effects and the space environment, devise sensors designed to detect hostile environments, particularly in space applications, and devise alternate means of generating nuclear fuel without the potential environmental impact of traditional methods. Many of these efforts involve the development, design, construction and operation of major pulsed power systems and the application of sophisticated computer modeling and analysis of complex physical phenomena.

MAXWELL'S SOLUTIONS

     With over 30 years of experience in pulsed power research and development programs, Maxwell has developed substantial scientific and engineering expertise in electrical energy storage and power delivery systems. The Company has leveraged its expertise, particularly in pulsed power, to design and manufacture a range of products which apply pulsed power technology to commercial applications and address a number of commercial markets.

     Ultracapacitors. The Company is a leader in ultracapacitor development. In a 1996 study conducted by the Idaho National Energy Laboratory, the Company's PowerCache ultracapacitor demonstrated a substantial performance advantage in both the storage of electrical energy and the release of power over all of the other organizations that participated in the study, including competing commercial developers of this technology as well as national laboratories. The flexibility of the Company's PowerCache ultracapacitor technology enables it to produce ultracapacitors in a wide range of sizes and energy storage capabilities that address a broad range of applications. The Company has initially targeted its ultracapacitor products to the wireless communications, power quality and automotive markets. In the wireless communications market, the Company's ultracapacitors are being used as battery supplements in two-way pagers, wireless modems and emergency locator beacons to extend battery life and to increase signal strength. In the power quality market, banks of PowerCache ultracapacitors offer solutions for temporary voltage fluctuations and power interruptions, diesel and electric motor startup and battery load leveling and enhancements. In the automotive market, the Company is providing ultracapacitors for evaluation in electrical subsystems in combustion engine vehicles for applications ranging from catalytic converter preheating, airbag actuators and seat belt tighteners to power steering and power braking subsystems. The Company is also collaborating with leading automobile companies to develop PowerCache ultracapacitors for use as battery supplements or replacements in electric vehicles and hybrid electric vehicles.

     Purification Systems. The Company's pulsed power based purification products, PureBright and CoolPure, address the limitations of conventional techniques for microbial decontamination. The PureBright system utilizes pulsed power to deliver intense light pulses in rapid sequence to kill a wide range of microorganisms in water and pharmaceutical products, on food and packaging surfaces and on medical products. The PureBright system is effective against many microorganisms, including cryptosporidium, which conventional systems fail to kill, and meets treatment standards as stringent as those for pharmaceutical products sterilization. PureBright does not pollute the environment and is readily monitored for performance by end-users. The Company's CoolPure system, now in prototype development, uses high energy electric pulses, rather than light pulses, to decontaminate opaque or cloudy liquids and liquid foods.

     Other Pulsed Power Products. Leveraging its experience researching, designing and operating major pulsed power systems for the United States government, the Company designs and manufactures traditional high voltage capacitors, power supplies and other electrical components for applications requiring reliable sources of high power output. The Company's products are incorporated in portable heart defibrillators, medical and industrial lasers and power conditioning equipment for x-ray machines and high speed trains.

     EMI Filters. The Company's EMI filter is a feedthrough filter capacitor that blocks a broad range of frequencies and is available in small form factors. The Company's patented EMI filter enables it to meet the increasing demand for smaller filters by mounting the feedthrough filter on the surface of an implantable device. In the implantable heart defibrillator market, the Company believes its EMI feedthrough filter is a market leader because of its small size and effective broadband filtering capabilities. The Company currently supplies EMI filters to CPI/Guidant for defibrillator and pacemaker applications and has a contract to supply the Pacesetter division of St. Jude Medical, Inc. with EMI filters for pacemakers. The Company's EMI filters are also sold for military and space program applications.

     Industrial Computers and Subsystems. The Company's industrial computing products, incorporating passive backplane architecture, offer the advantages of high input/output slot capacity, fault tolerance and low cost demanded by OEMs. The Company is currently developing new products based on CompactPCI architecture which incorporate the cost effectiveness and design flexibility of passive backplane architecture and provide increased ruggedness and fault tolerance in a smaller form factor. The Company believes it is a leading supplier of passive backplane systems, particularly for the growing computer telephony and other telecommunications markets.

     Government Funded Research and Systems Development. Maxwell continues to provide high technology research and systems development to the United States Department of Defense, other government agencies and national laboratories. The Company is a leader in pulsed power research, weapons effects simulations and complex computer modeling and analysis of physical phenomena. Additionally, the Company's expertise addresses the government's needs in power quality and power conditioning for large, high energy systems, electric and electrothermal gun research, advanced pulsed power development, high-power microwave source development and technology oversight for space-based sensor development.

STRATEGY

     Having expanded its business beyond funded research and development activities to a focus on commercial opportunities, Maxwell intends to continue to execute its commercialization strategy, develop products incorporating core technologies and identify and penetrate key markets for its products. The Company's strategy encompasses the following elements:

     Capitalize on Technical Expertise. Through its long history of research and development in pulsed power, the Company has become a leader in the development of commercial products based on pulsed power technologies and intends to continue to capitalize on its technical expertise in this area. In the wireless communications market, the Company has developed ultracapacitor products that extend battery life and increase functionality in devices such as two-way pagers. In the purification systems market, the Company has leveraged its expertise in pulsed power to create systems which are designed to offer rapid, "in-line" decontamination for food packaging and medical product manufacturing, enabling customers to achieve increased production efficiency. The Company intends to continue pursuing research and development programs, principally those funded by strategic partners and the government, that enhance its technical expertise and enable improvement of existing products and development of additional products.

     Focus on Selected Large and Growing Commercial Markets. In recent years, the Company has chosen to enter selected large and growing commercial markets in which the Company believes it has enabling technology or in which the Company's technical expertise offers a competitive advantage. For its ultracapacitor products, the Company has targeted the wireless communications, power quality and automotive markets in which battery performance is a critical issue. Similarly, the Company's EMI filter business is focusing on medical applications in which manufacturers are increasingly concerned about the effects of EMI on implantable devices. The Company intends to increase penetration of its current target markets and to continue pursuing clearly defined commercial market opportunities that enable it to leverage its core technologies.

     Leverage Strategic Partnerships. The Company has established a number of strategic partnerships with industry leaders for product development, marketing and sales. Through these strategic partnerships, Maxwell seeks to obtain specific market knowledge and enhanced understanding of market demands and needs, access to funding for continued product development, product and customer validation and a channel for market penetration. In recent years the Company has formed or expanded strategic partnerships with, among others, Tetra Pak, a worldwide leader in food packaging equipment, to develop sterilization systems for incorporation into food packaging machinery, PacifiCorp, a diversified utility holding company, to develop and market ultracapacitor products for the power quality marketplace, a leading automobile manufacturer to develop ultracapacitors as battery supplements in electric and hybrid electric vehicles and an international restaurant chain to develop a PureBright system for water treatment. The Company intends to leverage its existing strategic partnerships and seek new strategic partners in promising markets.

     Expand International Presence. The Company intends to pursue international markets as key avenues for growth and increase the percentage of sales generated in international markets. In fiscal 1997, the Company's international sales were 12.4% of total sales, compared to 9.3% of total sales in fiscal 1996. In furtherance of its strategy, the Company has concluded key strategic partnerships with international companies such as an international wireless communications company, a leading automobile manufacturer and Tetra Pak. In 1997, the Company opened a sales office in London focused on purification systems and industrial computers.

     Create Focused Centers of Expertise. As part of its shift to a commercially-oriented business, in 1996 the Company completed a reorganization that combined like and synergistic businesses into business units, creating focused centers of expertise. The Company intends to continue operating in business units focused on clearly defined markets. The Company believes that this structure facilitates the management and commercialization of its diverse technology base. The Company has provided and will continue to provide incentives to encourage entrepreneurism from its employees and senior managers.

PRODUCTS

  Ultracapacitors

     Maxwell's PowerCache ultracapacitor represents a significant improvement in ultracapacitors. The Company's ultracapacitors are distinguished by the large amount of energy they can store in a given physical volume. The Company's ultracapacitor is scalable in that it can be manufactured in a broad range of shapes and sizes. Currently, the Company is producing ultracapacitors from matchbook size to cells measuring 2" x 2" x 6", while maintaining the same high energy storage per unit volume. The Company's ultracapacitors can be linked to supply higher power for applications such as automotive and power quality systems. The Company's ultracapacitors range in price from a few dollars to over $1,000 per cell. The Company is initially targeting the wireless communications, power quality and automotive markets for its ultracapacitors.

     Wireless Communications. In wireless communications devices, PowerCache ultracapacitors increase signal strength and significantly extend battery life for devices that transmit in sequences of bursts. The Company's ultracapacitors have been incorporated into portable devices dependent on battery power including two-way pagers, wireless modems and emergency locator beacons. The Company has developed, under a strategic partnership with a telecommunications OEM, a matchbook size ultracapacitor that has been designed into the OEM's next generation wireless modems and two-way pagers. The Company is constructing a facility for volume production to meet anticipated demands of that OEM. The same ultracapacitor is being designed into an emergency locator beacon made by another OEM. The Company is also engaged in research and development for an ultracapacitor for cellular telephones, which require shorter discharge times (0.01 to 0.1 seconds) than many other wireless devices (0.1 to 3.0 seconds). However, because substantial technical challenges must be overcome, no assurance can be given as to whether the Company will be able to develop an ultracapacitor suitable for use in cellular phones.

     Power Quality. The Company's ultracapacitors can function as a standby reserve of power to be supplied in the event of an electrical interruption or voltage fluctuation in an external power source. Maintaining power quality is important to a variety of end users, such as manufacturers using automated production equipment, for whom power interruptions can cause substantial product losses and restart delays, and computer-intensive businesses to which data losses can cause substantial expense. Maxwell's strategic partner in the power quality market is PacifiCorp, a leading utility company. PacifiCorp has provided substantial development funding and will be selling distributed energy generating systems incorporating the Company's ultracapacitors, utilizing ultracapacitors in its own backup systems and marketing ultracapacitor systems to industrial customers for whom power quality is an important concern. Maxwell has sold PacifiCorp a 56-volt, 300,000 joule bank of ultracapacitors for demonstration purposes consisting of 56 cells connected in series and parallel, with each cell 2" x 2" x 6" and having 2,700 farad capacitance. The Company is manufacturing an additional 56-volt bank and a 170-volt bank for PacifiCorp for demonstration and application purposes, with the 170-volt bank specifically intended to address the power quality requirements of semiconductor manufacturers. Additional potential applications include remote telephone switching offices and utility switching stations handling major power grid realignments.

     Automotive. In conventional combustion engine vehicles, the Company's PowerCache ultracapacitor has applications in catalytic converter pre-heating, air bag deployment, seat belt tightening and engine ignition. In addition, the Company's ultracapacitor may create significant energy efficiencies by enabling the replacement of vacuum and hydraulic subsystems for power steering and power brakes with electrical subsystems utilizing pulsed power. In electric vehicles, the Company's ultracapacitor can reduce the load on the battery pack by using its stored energy for acceleration power and recapturing energy otherwise lost during braking. Ultracapacitors can thus significantly extend battery life and improve driving range. Similarly, in hybrid electric vehicles, the ultracapacitor provides acceleration power for passing and hill climbing, thereby allowing highly efficient, low pollution constant power engines to be used. The timing of development and consumer acceptance of electric vehicles is uncertain because such acceptance is driven by factors including legislative mandates and continued technical improvement. As a result, the Company believes market acceptance of ultracapacitor use in electrical subsystems for combustion vehicles will precede widespread use of electric vehicles and may provide a larger initial potential market for ultracapacitors. Three automobile manufacturers and two automotive component manufacturers are in discussions with the Company to utilize ultracapacitors in the development of electrical subsystems for combustion vehicles. The Company has sold ultracapacitors to leading automotive manufacturers for tests in electric vehicles.

  Purification Systems

     The Company's PureBright and CoolPure purification systems are based on two patented pulsed power processes incorporating capacitors and other pulsed power components designed and manufactured by the Company. The PureBright system utilizes intense pulsed light to kill microorganisms, including cryptosporidium, viruses and spores in water and pharmaceuticals, on food and food packaging surfaces and on medical products. The CoolPure system uses a direct electrical pulse to kill microorganisms in liquids and liquid foods, such as juices, dairy products and sauces. The Company's PureBright product line includes compact water treatment systems and large industrial systems that can be used on a standalone basis or as a component designed into other industrial equipment. Prices of the Company's purification systems range from a few thousand dollars to over $100,000. PureBright systems are in field testing for restaurant water treatment applications, have been designed in as an option in Tetra Pak's next generation food packaging machinery and are in the FDA approval process for use as a sterilization device for certain medical products manufactured by other strategic partners.

     Water Quality. The Company, in a strategic partnership with an international restaurant chain, has developed a PureBright system for water treatment in restaurants. The PureBright system is designed to replace ultraviolet light treatment and chemical treatments such as chlorine for elimination of microorganisms in water. The PureBright water treatment system designed for restaurant use is a four-gallon per minute wall-mounted unit with dimensions of 16" x 30" x 11" and plugs into standard electrical power outlets. The restaurant partner is now engaged in field testing the on-site performance of the system. The Company has granted exclusivity for restaurant use to its strategic partner for a two-year period, but intends to market the system for point-of-entry or point-of-use applications to hotels, laboratories, manufacturers, healthcare providers and, after the exclusivity period, other restaurant operators. The Company believes PureBright technology will be particularly useful in developing nations because of uneven water quality levels found in some of those countries. The Company believes PureBright can be an effective and easily monitored safeguard against domestic water quality problems, such as cryptosporidium outbreaks, that are not effectively controlled by some conventional technologies.

     Medical and Pharmaceutical Product Sterilization. Maxwell is also marketing PureBright systems for sterilization of medical and pharmaceutical products and packaging materials. PureBright systems for medical and pharmaceutical applications consist of a standard enclosure containing the pulsed power delivery system, with dimensions of 2' x 3' x 6', linked by cable to a flash lamp unit. The flash lamp unit is configurable to the customer's specific requirements for integration into processing line equipment. The Company has strategic partnerships with medical and pharmaceutical product companies, which are seeking FDA approval for PureBright's integration into blow-fill-seal plastic packaging equipment and certain disposable medical product manufacturing equipment. The Company also intends to market PureBright for medical product sterilization applications where it would provide a cost-effective alternative to expensive, time consuming autoclave heat-based sterilization systems.

     Food Packaging. Through a long-standing partnership with Tetra Pak, the Company has developed PureBright systems for food packaging applications similar in size, price and customizable features to the PureBright systems for medical and pharmaceutical products. Tetra Pak has incorporated PureBright as an option in its next generation container filling machines. The Company's relationship with Tetra Pak prohibits the Company from pursuing additional customers in most food packaging applications, but permits it to pursue additional customers in cup, lid, bottle cap and hot-filled pouch purification applications.

     Food Treatment. PureBright systems similar to those used in medical and food packaging may also have application in the market for reducing microbial contamination on the surface of food products. The Company believes reduction of surface microbes will extend the shelf life of a variety of foods. Among other potential applications, the Japanese government is funding a study testing the efficacy of purification systems, including the PureBright system, for meat decontamination.

     The CoolPure system, currently in the prototype stage, kills microorganisms using pulses of electricity, rather than light. The CoolPure system is being designed to be used with opaque or cloudy liquids or pumpable foods such as juices, dairy products and sauces, which the PureBright light pulses are unable to penetrate. CoolPure is effective against vegetative bacteria, a narrower range of microorganisms than those controlled by PureBright. The Company has supplied CoolPure prototypes to the United States Army and an international food products company. CoolPure is composed of a 89" x 68" x 84" pulsed power unit, linked to a smaller treatment chamber with electrodes applying the electrical pulses.

  EMI Filters

     Maxwell's patented EMI feedthrough filter capacitor absorbs electromagnetic energy from a broad band of frequencies. The Company believes it has significant advantages over competing technologies because its filters block a broad band of EMI frequencies from entering the device, in contrast to filters that are embedded in the internal circuitry and are designed to absorb only a specific frequency. Furthermore, the Company's surface mount filter design enables a smaller form factor than competing feedthrough filters. The FDA has approved the implantable pacemakers and heart defibrillators of medical device manufacturers which contain the Company's filter.

     The Company currently has supply agreements with two of the largest manufacturers of implantable medical devices, CPI/Guidant, whose implantable defibrillators use the Company's filters, and the Pacesetter division of St. Jude Medical, Inc., which is incorporating the Company's EMI filter in certain of its implantable heart pacemakers. The Pacesetter contract, awarded in March 1997, expands the market penetration of the Company's device from implantable defibrillators to pacemakers. The Company also manufacturers and sells high-reliability feedthrough filter capacitors for military and commercial space program applications in which broad band screening of EMI and device size are important specifications.

  Other Pulsed Power Products

     The Company designs, manufactures and sells a number of electrical components, including a range of high voltage capacitors supplying from thousands of volts to tens of thousands of volts. Maxwell has long been a major supplier of capacitors used in portable and stationary heart defibrillators used by medical personnel to treat heart attacks. The Company also manufactures high voltage capacitors for lasers for medical applications such as eye surgery, dentistry and dermatology, and for industrial applications such as microlithography for semiconductor manufacturing, flat panel annealing for LCD displays, marking, welding, drilling and cutting. Other high-voltage capacitors are sold for use in specialized applications and for use in large systems for the United States government.

     The Company has licensed traction capacitor technology from Thomson-CSF, a multi-national industrial company, with rights to manufacture and distribute such products in the United States. Traction capacitors, used in locomotives to condition electric power running from a diesel generator to the electric motor, have been used for years in Europe's high speed trains. Maxwell is supplying traction capacitors to the consortium led by Bombardier and GEC Alsthom selected to build AMTRAK's Northeast Corridor train, which is expected to be the first high speed tilt train system in the United States. AMTRAK has announced that it plans to upgrade its rail network to high speed trains nationwide over the next 20 years and the Company intends to pursue opportunities with locomotive manufacturers to supply traction capacitors as well as capacitors for braking and other subsystems for these programs.

     The Company also develops, manufactures and sells a line of compact power supplies used for charging high voltage capacitors for the medical and industrial laser markets. Portions of this product line are manufactured under license from Auburn University.

  Government Funded Research and Systems Development

     Maxwell is engaged in a variety of research and development programs in pulsed power, weapons effects simulation and pulsed power and sensor systems design and construction. These services are primarily supplied to the United States government and its agencies including the Air Force and the Defense Special Weapons Agency. The Company also provides systems and services to national laboratories and industrial and defense companies. The Company typically performs research and development under contracts that allow the Company to apply developed technology in commercial markets.

     The Company performs above-ground simulation and testing of weapons effects via the design and operation of large-scale X-ray and electromagnetic pulse producing systems. These systems employ the Company's capacitors and other pulsed power components. The Company also has developed power quality systems and power conditioning systems, including a power conditioning system for an accelerator for tritium production. The Company provides technology oversight and planning for space-based sensor design and development and testing of hardening techniques for electronics modified to withstand hazardous effects of hostile environments. In addition, the Company performs on-site technical, operations and maintenance support at government facilities involving applications such as electric and electrothermal gun research, advanced pulsed power development, high-power microwave source development, energy storage and system integration of advanced concept demonstration experiments.

     A potential commercial application stemming from the Company's funded research and systems development is ElectroBlast, a process initially identified using expertise gained in studying effects of advanced weapons technology. The ElectroBlast process uses a pulsed electric discharge to fracture rock by rapidly expanding a non-toxic material. If successful, the technology would, in contrast to dynamite and other conventional explosives, produce no toxic fumes and minimize dust and flyrock, providing opportunities for continuous tunneling and thus potentially significant economic advantages over conventional methods. ElectroBlast is also being investigated as an alternative to explosives in demolition of concrete structures. The technology has been tested in underground mines, but is still in the early development stage.

  Industrial Computers and Subsystems

     Through its industrial computers and subsystems business acquired in 1991, the Company designs, manufactures and supplies standard, custom and semi-custom industrial computer modules, platforms and fully-integrated systems to OEMs, on a worldwide basis. The Company's product line ranges from enclosures, CPU cards and backplanes to fully integrated and highly customized computer systems. The Company's product line primarily employs passive backplane architecture and the Company is completing the development of its first CompactPCI products. Prices for the Company's standard products such as enclosures, CPU cards and fully integrated systems range from $1,500 to $10,000.

     The Company's components and systems are design-intensive applications based on Intel's x86 and Pentium architecture and are PC-compatible. The Company's products are utilized primarily in computer telephony equipment such as voice-mail servers, interactive voice response servers, telephone switching servers and telephone network transaction control servers. The Company's industrial computers are also used in a number of non-telecommunication applications such as medical (CT Scan, MRI equipment and drug dispensing equipment), test instrumentation (data acquisition and test), imaging instrumentation (large-scale optical reading and sorting equipment) and manufacturing automation (pick-and-place equipment). In addition, the Company has recently begun marketing its computers as private-labeled products to file server manufacturers for resale into the small-to-medium file server market.

     The Company's enclosures utilize passive backplane technology in which CPU and input/output functionality is provided by add-in cards for flexibility and ease of replacement. The Company provides fault resistant and fault tolerant systems that include redundant components -- cooling fans, power supplies and hard disks -- that can be "hot-swapped" without shutting down or otherwise affecting the system. The Company also provides enclosures with segmented backplanes that allow two or more independent computer systems to operate within a single enclosure, an important feature in systems in which fault tolerance or size requirements are critical. Enclosures are available to support from six to twenty-five slots and can be configured in rack mount, table top or tower models.

     The Company's products employ several industry standard buses, form factors and interfaces, which enable OEMs to integrate the Company's products with many widely available and economical third party products thereby reducing reliance on potentially higher priced or scarce custom component parts. The Company's products incorporate standard bus architecture including ISA Bus, PCI Bus, SCSI Bus and IDE and, microprocessors in the Intel family up to the Pentium Pro and Pentium II, following its release, and support operating systems including Windows 95, Windows NT and Solaris.

  Computer-Based Analytic Services and Software

     Maxwell provides complex computer-based analytic services, primarily to the United States Department of Defense, and sells various commercial software products. A primary focus of the Company's government funded research is computer modeling of physical phenomena and improvement of the architecture of the computer-based systems and networks used for transmitting and applying data. The Company has developed highly advanced computer software for modeling and predicting physical effects such as electromagnetic pulses, electric currents, shock waves, ground shock and ground movement. The Company uses this software to perform analysis of weapons effects and systems hardening, space environment effects and satellite design, electric propulsion and geothermal and earthquake effects.

     In commercial markets, Maxwell provides software-related products and services for cost accounting and management information systems, Internet content, educational software and public safety and criminal justice information systems. The Company is marketing its cost accounting and management information software programs, which incorporate sophisticated job cost and activity-based accounting capabilities, to large contractors and others interested in tracking costs by job, activity or cost center. The software is sold under the JAMIS (Job-cost Accounting and Management Information Systems) label, and contains modules necessary for a comprehensive, enterprise-wide system including accounting functions, Federal Acquisition Regulation compliant billings, human resources, contracts and purchasing. Development continued in fiscal 1997 on a new, open platform, graphical user interface based version of this software. The Company completed development in fiscal 1997 of JAMIS Timecard an online time recording system that currently operates in a client-server environment including remote-site entry and is developing Internet compatibility for this product. The Company also provides Internet content including real-time municipal traffic information available to users on a co-branded basis with the Yahoo! search directory and with Microsoft on the upcoming version of its Internet browser. The Company also offers wide area and local area network and software integration services. The Company offers interactive educational software compact discs for mathematics and physical science instruction designed for in-classroom use. The Company also markets and sells public safety and criminal justice information system products and integration services, including client-server based software for criminal case management, law enforcement records management, computer-aided dispatch, jail management, and fire and emergency record management.

STRATEGIC PARTNERSHIPS

     In recent years the Company has formed or expanded several strategic partnerships. Through these alliances, Maxwell obtains an enhanced understanding of market demands and needs, access to funding for continued development and commercialization of products, and a channel for market penetration. The strategic partner obtains an opportunity for early adoption or use of the product or service.

     For purification products, the Company frequently accepts initial funding to engineer a specific application for the strategic partner, thus reducing the Company's product development expense, and in exchange the strategic partner often receives a period of exclusivity for the application. The Company's longest strategic relationship is with Tetra Pak, which has provided research and product development funding to the Company's PurePulse Technologies, Inc. subsidiary since its inception, and owns approximately 5% of PurePulse. The Company's PureBright system has been designed-in as an option in Tetra Pak's next generation food packaging machinery. Tetra Pak has an exclusive license for PureBright in most food packaging applications. In similar fashion, the Company has received funding from an international restaurant chain for development of PureBright for water treatment applications. The Company and this strategic partner are negotiating an agreement whereby the Company would supply PureBright units to the restaurant chain, contingent upon successful completion of field testing now in process. The strategic partner has a two-year exclusive right to use PureBright in its restaurants beginning when the first system is ordered. For CoolPure, an international food products company is providing product development funding, is currently evaluating prototype units and has been granted a period of exclusivity for use of CoolPure in some applications.

     The Company has also developed strategic partner relationships for product development and marketing of ultracapacitors. PacifiCorp has provided funding for product development and testing for ultracapacitors in power quality applications, and PacifiCorp and the Company are jointly marketing ultracapacitors to industrial customers. The Company is discussing with PacifiCorp an additional $5 million in funding, possibly including an equity investment in the Company's subsidiary, Maxwell Energy Products, Inc. A leading automobile manufacturer provided funding for ultracapacitor development and purchased prototype units, with the Company providing technology disclosure and a period of exclusivity that has now expired. The Company is negotiating with this strategic partner for an expanded development agreement.

     The Company's future success will depend in part on its continued relationships with various of its strategic partners, its ability to enter into other similar collaborative arrangements, the interest of certain of the Company's strategic partners in the potential products under development and, eventually, their success in marketing or willingness to purchase any such products. The exclusivity rights granted to strategic partners may inhibit the Company's ability to find a wider market for certain of its commercial products and thus may materially reduce revenues during the exclusivity period. See "Risk Factors -- Extensive Reliance on Strategic Relationships; Restrictions Due to Exclusivity Rights."

CUSTOMERS

     The Company's products and services support a broad base of over 1,000 customers that spans each business segment. A number of the Company's customers and strategic partners that are evaluating or are in the early stages of adopting the Company's ultracapacitor products or purification systems have required confidentiality from the Company and therefore are not named in this Annual Report on Form 10-K or identified in the following table. Such customers include a major wireless telecommunications device manufacturer and automotive manufacturers for ultracapacitor products and an international restaurant chain, an international food products company and a medical products manufacturer for purification products. The following table is a representative list of the Company's customers by product family.

             CUSTOMER                      APPLICATION                       PRODUCT
----------------------------------  --------------------------  ----------------------------------
PULSED POWER AND ELECTRONIC COMPONENTS
  Cubic Defense Systems, Inc.       Defense                     Nuclear Event Detector
  General Electric Medical Systems  Medical X-Ray Equipment     Resistors
  Hewlett-Packard                   Medical Equipment           Defibrillator Capacitors
  Los Alamos National Laboratory    Physics Research            Switches, Capacitors
  PacifiCorp                        Power Quality               Ultracapacitors
  Pulse Sciences, Inc.              Physics Research            Capacitors, Power Supplies
  SLS Biophile, Ltd.                Medical Laser Equipment     Capacitors, Power Supplies
  TetraPak                          Food Packaging              PureBright Purification Systems
  Western Atlas                     Oil Well/Logging            High Temperature Capacitors
  Zoll Medical                      Medical Equipment           Defibrillator Capacitors
EMI FILTERS
  Baker Hughes Inteq                Oil Field Services          Capacitors, EMI Filters
  Cardiac Control Systems           Medical                     EMI Filters
  Guidant/CPI                       Medical                     EMI Filters
  Lockheed Martin                   Military                    EMI Filters
  St. Jude/Pacesetter               Medical                     EMI Filters
INDUSTRIAL COMPUTERS AND SUBSYSTEMS
  Active Voice Inc.                 Voice Mail Systems          Enclosures, CPU Boards
  Allan Crawford Associates         Canadian Distributor        All Products
  Applied Voice Technology, Inc.    Voice Mail Systems          Enclosures, CPU Boards
  AT&T                              Computer Telephony          Fault Tolerant Platforms, CPU
                                                                  Boards
  Banctec Technologies              Document Sorting Systems    Enclosures, CPU Boards
  Brite Voice                       Interactive Voice Response  Enclosures
  Comverse Information Systems      Computer Telephony          Fault Tolerant Platforms
  Digital Equipment Corp.           Computer Platforms          Enclosures, Fault Tolerant
                                                                  Platforms
  Lucent Technologies               Voice Messaging             Computer Platforms
  Videoserver Inc.                  Video Conferencing          Enclosures, CPU Boards
GOVERNMENT FUNDED RESEARCH AND SYSTEMS DEVELOPMENT
  Defense Special Weapons Agency    Weapons Effects Simulation  Pulsed Power Operations, Analysis
  Kyobuto Boeki Kaisha, Limited     Geophysics and Geothermal   Engineering, Scientific Support
  Los Alamos National Laboratory    Physics Research            High Voltage Power Supplies
  Mission Research Corporation      Electromagnetic             Electronic Testing
                                      Interaction
  NASA                              Space Environment Effects   Physics Models and Effects
                                      on Systems                  Analysis
  Sandia National Laboratories      Pulsed Power Research       Engineering, Scientific Support
  U.S. Air Force Phillips Lab       Electronic Sensors for      Technology Oversight and Analysis
                                      Space
                                    Weapons Effects Simulation  Pulsed Power Operations and
                                                                  Support
  U.S. Air Force Hanscom AFB        Space Physics               Engineering and Scientific
                                                                  Analysis

     Products and services provided to the Department of Defense constituted a substantial portion of the Company's sales in fiscal 1997, with sales to the United States Air Force constituting 14.0% of consolidated sales. Only one other individual customer, Lucent, accounted for more than 10% of consolidated sales. Lucent accounted for approximately 11.9% of consolidated fiscal 1997 sales and is a significant customer in the industrial computers and subsystems business segment. The Company's products that comprise a significant portion of its sales to Lucent have not been designed into Lucent's next generation products and the Company therefore expects that its business with Lucent will decline substantially in the second half of fiscal 1998 and subsequent periods. Customers for the Company's software products include federal, state and local government organizations such as judicial organizations and school districts, government contractors and textbook publishers.

SALES AND MARKETING

     The Company's commercial products sales teams consist of sales personnel based in its manufacturing facilities and for the Company's industrial computing products, geographically-dispersed sales offices. These sales teams are often supported by scientists, application engineers and technical specialists. Sales and marketing for the Company's products in the United States is handled directly by the Company. The Company utilizes sales representatives to assist in the marketing of its products outside the United States and has recently opened a sales office in London focused on marketing and selling purification systems and industrial computers in Europe. The Company conducts marketing programs intended to position and promote its products and services, including trade shows, seminars, advertising, public relations, distribution of product literature and a website on the Internet.

     As emerging technologies require customer acceptance of new and different technical approaches, the sales effort for new products includes substantial involvement from engineers to demonstrate the applications of the Company's products. Senior management is also significantly involved in gaining access to customers or potential strategic partners to discuss the Company's emerging product lines. The time required to demonstrate technical and cost effectiveness for new technologies often requires an extended initial marketing effort by the Company. As a result, an important part of the sales strategy for new products is to capitalize on strategic partnerships formed to develop the product and establish an avenue to obtain product validation.

     In its technology programs and systems segment, the Company's sales and marketing is primarily conducted by key scientists and other members of its technical staff. A large portion of this business is obtained in response to requests for proposals by the government, with the Company's bids and proposals focused on providing the government with detailed technical information as well as competitive pricing. Successful performance of the Company's contracts is an important factor in securing follow-on business, an important source of new contracts for the Company.

     The Company has limited experience marketing and selling ultracapacitors and purification systems. To market these products, the Company will be required to develop a marketing and sales force that will be able to effectively demonstrate the advantages of these products over competing products and other traditional solutions. Furthermore, the highly technical nature of the Company's products limits the pool of potential sales personnel. By entering into agreements with sales representatives, the Company may be substantially dependent upon the efforts of others in deriving commercial benefits from its products. See "Risk Factors -- Limited Sales and Marketing Experience."

COMPETITION

     In most of the markets in which it operates, Maxwell has a number of competitors, many of which have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than the Company. In some of the Company's business areas involving emerging technologies, the Company faces competition from products utilizing alternative technologies.

     Although a number of companies are researching and developing ultracapacitor technology, the Company has two principal competitors in ultracapacitor products, Panasonic, a division of Matsushita

Electric Industries, Ltd., and SAFT, a unit of the Alcatel-Alsthom Group and a prominent international battery supplier. The key competitive factors are performance (energy stored and power delivered per unit volume), form factor and breadth of product offerings. The Company believes it competes favorably with respect to each of these factors. In addition, the Company will rely on strategic partnerships to secure design wins and on aggressive pricing where necessary. Ultracapacitors also compete with other technologies including high-power batteries in power quality and automobile load leveling applications, flywheels in power quality and automotive applications (including as a power source for electric vehicles), and superconducting magnetic energy storage in power quality.

     The Company does not believe that its PureBright products have direct competitors in the application of pulsed power in the form of light to water treatment, food packaging or sterilization of medical or pharmaceutical products. Pulsed power competes with many other established and developing technologies, most of which are available in forms that are significantly less expensive than the Company's products. For water treatment, the Company faces competition from many alternative technologies including filtration systems, reverse osmosis, chemicals, distillation technology and continuous wave ultraviolet light systems. Alternative technologies also exist for the sterilization, disinfection and purification of medical products, food packaging and food products, including technologies such as autoclave heat sterilization, chemicals, gamma radiation and modified atmosphere packaging. The Company believes its purification systems will be competitive because of their efficacy in microbial reduction and their ability to be utilized in processing lines for food packaging or medical and pharmaceutical products without interruption of the industrial process and without producing hazardous wastes.

     The Company has one principal competitor in United States government funded pulsed power research and weapons effects simulation, Physics International, a unit of Primex Corporation. Contracts are awarded by the Department of Defense based on cost and technical expertise. The Company believes it has the required technical expertise in the area, and that it has streamlined its business so as to competitively bid for contracts while remaining profitable.

     The Company's EMI filter business competes with AVX Filter, a subsidiary of Kyocera, in the EMI feedthrough filter market. The competitive factors in this market include price, breadth of electromagnetic spectrum filtered, small size and reliability. The Company believes it competes favorably with respect to each of these factors. The Company believes its patent, for mounting of the filter on the surface of an implantable medical device's feedthrough, provides a competitive advantage by allowing manufacture of a smaller sized device.

     The Company's traditional high voltage capacitors face competition from numerous independent electronics suppliers in markets for storage capacitors, medical and industrial applications and use in large systems by the United States government as well as from component manufacturing operations within certain medical and industrial OEM organizations. The largest independent competitor in the United States is Aerovox, which has competing high voltage capacitor lines very similar to the Company's. Customers generally select capacitor components for systems based on criteria such as price, functionality (i.e. voltage requirements) and past experience with a vendor. The Company focuses on high-end, high power capacitors, maintains relationships with customers geared towards achieving design wins and offers competitive pricing.

     In the Company's target markets for passive backplane based industrial computers and subsystems, its competitors include Texas Microsystems, Diversified Technology, Advantech, the Industrial Computer Source division of Dynatech, Teknor and Trenton, resulting in a highly fragmented market in which no one entrant is dominant. Competitive factors in this market include price, design expertise, functionality and fault tolerance. The Company believes it competes favorably with respect to each of these factors. CompactPCI is an emerging technology that is neither widely marketed nor accepted; it will potentially compete with passive backplane and much more widely installed VME-based systems for market share. The competitive factors for CompactPCI are very similar to passive backplane systems.

     In complex computer-based analytic services, the Company often competes with larger, better funded entities to secure government and other contracts. The Company relies on its expertise in modeling and analysis and ability to make competitive bids to secure contracts. In commercial software, the JAMIS cost accounting system competes principally with one similar government contract based software application produced by Deltek Systems, as well as with numerous off-the-shelf and customized accounting software products. The Company relies on superior performance and an attractive price point to secure market share. The Company has no significant competitors in the provision of real-time traffic reports over the Internet, but believes barriers to entry are low. In all of its businesses, the Company's competitive position depends in part on its ability to hire and retain highly qualified engineers, scientists and management personnel. See "Risk Factors -- Competition."

MANUFACTURING AND SUPPLIERS

     Maxwell currently manufactures all of its industrial computers and subsystems, pulsed power components and EMI filters. The Company has four manufacturing facilities in San Diego, California and one manufacturing facility in Carson City, Nevada. The Company's EMI filters are manufactured at the Carson City location. For two facilities in San Diego, the Company has obtained ISO 9001 certification and is seeking ISO 9001 certification for other facilities. The Company performs low volume manufacturing for certain products, such as purification systems and major pulsed power systems. In fiscal 1998, the Company expects to begin volume manufacturing of ultracapacitors, and is preparing for volume manufacturing of PureBright water treatment systems. For certain emerging products, the Company will evaluate whether outsourcing or licensing arrangements are preferable to establishing its own high volume manufacturing capacity for that product.

     The Company generally purchases components and materials, such as electronics components, dielectric materials and enclosures of metal and plastic, from a number of suppliers. In certain operations, the Company relies on a limited number of suppliers or a single supplier. Although the Company believes there are alternative sources for components and materials currently obtained from a single source, there can be no assurance that the Company will be able to identify and qualify alternative suppliers in a timely manner. Maxwell's industrial computer business relies on single qualified suppliers for some of its critical components, primarily CPU boards, and the Company considers the sources of supply to be adequate. However, after one of the Company's significant OEM customers specified a particular source for power supplies, in fiscal 1996 the Company experienced interruptions in shipments from this vendor and the interruption had a materially adverse short-term impact on the Company's operations. The Company currently has a single qualified supplier for one component of ultracapacitors and is contractually obligated to qualify at least one additional supplier of such components. No assurance can be given that qualification will be completed in a timely manner. Additionally, the EMI filter produced by the Company relies on a sole domestic source for one component, and that supplier has indicated its plans to design, build and sell a competing filter in the future. The Company believes this supplier will continue to sell to the Company but, if necessary, the Company could replace this supplier. Although the Company seeks to reduce its dependence on sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary material adverse effect on the Company's results of operations and damage customer relationships due to the complexity of the products supplied and the significant amount of time required to qualify new suppliers. See "Risk Factors -- Reliance on Third Party Suppliers."

     The Company has limited experience with volume manufacturing of commercial products. To date, the Company has not manufactured in volume its ultracapacitors or purification systems. The Company may face challenges in scaling up production of its new products, especially those products that contain newly developed technologies. In addition, the Company will need to expand its current facilities or obtain additional facilities in order to manufacture a substantial quantity of its products. There can be no assurance that the Company will be successful in expanding its facilities or obtaining additional facilities, or that it will be able to overcome the management, technological, engineering and other challenges associated with the production of significant quantities of products at acceptable cost on a timely basis. Outsourcing of manufacturing involves risks with respect to quality assurance, cost and the absence of close engineering support. See "Risk Factors -- Limited Volume Manufacturing Experience."

RESEARCH AND DEVELOPMENT

     The Company conducts internally-funded engineering, research and development to refine and expand its products and services. Approximately 25% of the reported research and development expense consists of the Company's preparation of proposals principally for contracts for funded research and development for the government. For fiscal 1997, 1996 and 1995, expenditures for internally-funded research and development were approximately $5,303,000, $5,081,000 and $5,038,000, respectively.

     A substantial portion of the Company's revenues in its Technology Programs and Systems business segment consists of customer-funded research and development activities. Additionally, in the Power Conversion Products business segment, certain large contracts accounted for approximately 25% of sales in the business segment in fiscal 1997, which contracts represented primarily various strategic partnership arrangements involving customer funding of research and product development as well as prototype sales. See "-- Strategy;" "-- Strategic Partnerships" and "-- Products."

PATENTS, LICENSES AND TRADEMARKS

     The Company's success is heavily dependent upon the establishment and maintenance of proprietary technologies. Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the steps taken by the Company to protect its proprietary technologies will be adequate to prevent misappropriation by third parties or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

     The Company uses employee and third-party confidentiality and non-disclosure agreements to protect its trade secrets and unpatented know-how. The Company requires each of its employees to enter into a proprietary rights and non-disclosure agreement in which the employee agrees to maintain the confidentiality of all proprietary information of the Company and, subject to certain exceptions, to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, the Company regularly enters into non-disclosure agreements with third parties, such as consultants, potential joint venture partners and customers.

     The Company has historically relied primarily on its technological and engineering abilities and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights. However, the Company does file patent applications on concepts and processes developed by the Company's personnel, and, as its commercial businesses expand, the Company has placed increased emphasis on patents to provide protection for certain of its technologies and products. The Company's success will depend in part on its ability to maintain its patents, add to them where appropriate, and to develop new products and applications without infringing the patent and other proprietary rights of third parties and without breaching or otherwise losing rights in technology licenses obtained by the Company for other products. There can be no assurance that any patent owned by the Company will not be circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. If challenged, there can be no assurance that the Company's patents (or patents under which it licenses technology) will be held valid or enforceable. In addition, a number of the patents and patent applications owned or licensed by the Company are subject to "march-in" rights and non-exclusive, royalty-free, confirmatory licenses held by various governmental agencies or other entities.

     Competing research and patent activity in many of the Company's technologies is substantial and the markets are large enough that conflicting patent and other proprietary rights claims may result in disputes or litigation. Although the Company does not believe any of its products or proprietary rights infringe the rights of third parties, there can be no assurance that infringement claims will not be asserted against the Company in the future. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. If infringement were established, the Company could be required to pay damages or be enjoined from making, using or selling the infringing product. Likewise, there can be no assurance that a third party's product, if infringing on the Company's proprietary rights, may be prevented from doing so without litigation. Any of the foregoing could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Risk Factors -- Dependence on Proprietary Technology."

BACKLOG

     The Company's funded backlog as of July 31, 1997, 1996 and 1995 amounted to approximately $39 million, $38 million and $38 million, respectively. The funded backlog consists of remaining funding under cost plus contracts for tasks not yet completed, remaining revenues to be recognized on contracts accounted for on a percentage of completion basis and firm orders for products not yet delivered. The Company expects to complete or deliver substantially all of its currently funded backlog within 12 months. The unfunded portion of contracts awarded was approximately $23 million, $28 million and $33 million at July 31, 1997, 1996 and 1995, respectively.

GOVERNMENT BUSINESS

     A substantial portion of the Company's sales (approximately 33% in fiscal 1997, 40% in fiscal 1996 and 42% in fiscal 1995) is derived from contracts with the United States government, principally agencies of the United States Department of Defense, and subcontracts with government suppliers. The reductions in defense budgets over the past several years have affected the Company's activities, particularly in the area of system survivability products and services, such as weapons effects simulation and testing. The Company has also experienced increased competition in bidding for new defense programs from contractors seeking to replace their lost business. The Company has experienced significant reductions in its business with the Department of Defense through fiscal 1995 as the Department responded to reduced global threats and shrinking defense budgets. While the Department of Defense has continued to fund, although at lower levels, research on next-generation pulsed power concepts, the operation of existing simulation machines has been curtailed. Three of the four weapons effects simulators in San Diego which were designed, built, and operated by the Company and owned by the Department of Defense ceased operation on October 1, 1995. The Company has provided services to the Department of Defense to assist in the closure of these facilities, and has nearly completed this task. The Company will continue to provide testing and analysis on the fourth simulation facility, after the closure of the other three simulation devices.

     The Company's funded government contracts are typically performable over a one-year period. Government agencies may terminate their contracts, in whole or in part, at their discretion, and in such event, the government agency is obligated generally to pay the costs incurred by the Company thereunder plus a fee based upon work completed. Contract costs for services or products supplied to government agencies, including allocated indirect costs, are subject to audit and adjustment. Contract costs have been reviewed and accepted by the government through fiscal 1993. Contract revenues for periods subsequent to fiscal 1993 have been recorded in amounts which are expected to be realized upon final review and settlement. Contracts entered into by the Company with government agencies are fixed-price contracts or cost plus contracts. Under a fixed-price contract, the customer agrees to pay a specific price for performance. Under a cost plus contract, the customer agrees to pay an amount equal to the Company's allowable costs in performing the contract, plus a fixed or incentive fee. Certain costs of doing business, such as interest expenses and advertising expenses, are not allowable under cost plus contracts. Greater risks are involved under a fixed-price contract than under a cost plus contract because in a fixed-price contract the Company assumes responsibility for providing the specified product or services regardless of the actual costs incurred. Failure to anticipate technical problems, estimate costs accurately or control costs during contract performance reduces or eliminates the contemplated profit and can result in a loss. On the other hand, the government generally permits higher profit margins when establishing prices for fixed-price contracts because of such risks. In the technology programs and systems business segment approximately 77% and 82% of sales were derived from cost plus contracts in fiscal 1997 and 1996, respectively, and the balance of sales in such years were derived from fixed-price contracts. See "Risk Factors -- Risks Associated with Government Business."

GOVERNMENT REGULATION

     The testing, manufacture and sale of certain of the Company's products are subject to regulation by numerous governmental authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, storage, distribution and promotion of food and medical products and processes. The Company has obtained clearance from the FDA for use of CoolPure technology for preservation of liquid foods. In addition, the Company has obtained clearance from the FDA of PureBright for food use and is applying for similar approvals in Canada and Europe, as well as supporting customers in obtaining clearance of PureBright for medical applications. The Company's EMI filter capacitor has been approved for use in implantable defibrillators and implantable pacemakers of certain medical device manufacturers. Delays in receipt of or failure to receive anticipated approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     The testing, preparation of necessary marketing applications and processing of those applications with the FDA is expensive and time consuming, can vary based on the type of product and may take several years to complete. There is no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing any products it may develop or furnish an advantage to competitors. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for products, withdrawal of marketing clearances or approvals and criminal prosecution. See "Risk Factors -- Government Regulation."

     Because of the nature of its operations and the use of hazardous substances in certain of its ongoing manufacturing and research and development activities, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although the Company believes it is in material compliance with all applicable government and environmental laws, rules, regulations, and policies, there can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by current or future environmental laws, rules, regulations and policies or by liability arising out of any past or future releases or discharges of materials that could be hazardous. See "Risk Factors -- Environmental Regulations."

SEGMENTS

     The Company's business segments are discussed in Note 10 of Notes to Consolidated Financial Statements. The Company operates in four business segments: Power Conversion Products (includes design, development and manufacture of electrical components and subsystems, including products that capitalize on pulsed power such as ultracapacitors, microbial purification systems, high voltage capacitors and other electrical components and EMI filter capacitors); Industrial Computers and Subsystems (includes design and manufacture of standard, custom and semi-custom industrial computer modules, platforms and fully-integrated systems primarily for OEMs), Technology Programs and Systems (includes research and development, programs in pulsed power, pulsed power systems design and construction, weapons effects simulation and computer-based analytic services, primarily for the Department of Defense) and Information Products and Services (includes design, development and integration of software products and services including job cost accounting and management information systems and other software products including applications for the Internet, as well as wide-area and local-area network and software integration services). The Company's operating subsidiaries are Maxwell Energy Products, Inc. (Power Conversion Products),

PurePulse Technologies, Inc. (Power Conversion Products), I-Bus, Inc. (Industrial Computers and Subsystems), Maxwell Federal Division, Inc. (Technology Programs and Systems), Maxwell Information Systems, Inc. (Information Products and Services) and Maxwell Business Systems, Inc. (Information Products and Services). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

     At July 31, 1997, the Company had 607 employees, including 43 employees with Ph.D degrees and 79 others with post-graduate degrees. None of the Company's employees is represented by a labor union. Maxwell considers its relations with its employees to be good. See "Risk Factors -- Dependence on Key Personnel."

ITEM 2. PROPERTIES

     The Company owns a 45,600 square foot office and laboratory building, a 22,000 square foot manufacturing facility and a 35,000 square foot engineering and administrative support facility situated on approximately 8.9 acres of land located in San Diego, California. Approximately three-fourths of the 35,000 square foot building is leased by the Company to another company. The Company also leases five other facilities in the San Diego area. The Company utilizes its facilities in the following manner: corporate, sales and administrative (53,000 sq. ft.); manufacturing, assembly and testing, research and development laboratories and engineering (276,000 sq. ft.). The Company's leased facilities in San Diego, California are leased for varying terms and some of them contain options permitting the Company to extend the lease term. The Company leases or has commitments to lease office space in Reston and Sterling, Virginia; Orlando, Tallahassee and Sarasota, Florida; Albuquerque, New Mexico; and Mission Viejo, California. In addition, the Company owns a 12,400 square foot manufacturing facility on 2.6 acres of land located in Carson City, Nevada, utilizes on a rent-free basis 22,000 square feet at Kirtland Air Force Base in Albuquerque, New Mexico and operates a 500 acre test site in San Diego under a facilities contract with the Defense Special Weapons Agency.

ITEM 3. LEGAL PROCEEDINGS

     In January 1991, the California Department of Toxic Substances Control, or DTSC, notified the Company that it had been identified as one of a number of "potentially responsible parties" with respect to alleged hazardous substances released into the environment at a recycling facility in San Diego County. As Maxwell is not in the business of transporting or disposing of waste materials, the Company retained the services of the owners of the recycling facility to transport certain waste material generated by Maxwell. After properly delivering the materials to the transporter, Maxwell was not further involved in the transportation, treatment or disposal of the materials. Under California and Federal "Superfund" laws, Maxwell is a potentially responsible party even though it was not involved in the transport or disposal of the substances. Moreover, it is the Company's understanding that alleged hazardous substances from at least approximately 160 other potentially responsible parties were released at the facility.

     In 1992, the Company and approximately 40 other potentially responsible parties signed a consent order with the State of California with respect to costs to be incurred at a recycling facility to characterize and remediate hazardous substances. To date, the site has been characterized, and the Company and the other potentially responsible parties have paid substantially all of their respective shares of the costs of such characterization. The estimated cost of monitoring and remediation activities, of which the Company's share is currently estimated at approximately 3.5%, totals approximately $23 million. Approximately $21 million of this amount will consist of maintenance, monitoring and related costs to be incurred over a 25-30 year period. The Company has accrued its share of such estimated costs; on the basis of amounts accrued by the Company, it is management's opinion that any additional liability resulting from this situation will not have a material effect on the Company's financial statements.

     The Company has been named as a defendant in an action originally filed in June 1994, in the United States District Court for the Eastern District of Tennessee at Knoxville, Tennessee (Troy Murphy Morgan, et.

al. v. Brush Wellman, Inc., et. al.) by six individuals against the U.S. Government and four companies (Brush Wellman, Inc., Cabot Corporation, NGK Metals Corporation, and Ceradyne, Inc.) for injuries allegedly related to exposure to beryllium. Included as new defendants in addition to the Company are Lockheed Martin Beryllium Corporation, Microtechnologies, Inc., Cercom Quality Products, Inc., General Ceramics, Inc. and Eagle-Picher Industries, Inc. Plaintiffs claim that exposure to beryllium while working at the U.S. Government facility at Oak Ridge, Tennessee, has led to chronic beryllium disease and other illnesses and are demanding a total of $14,000,000 in compensatory damages and $5,000,000 in punitive damages. The Company was served with the complaint in early June and has tendered the matter to its insurance carriers. The Company has also been named as a defendant in two identical cases, each filed on behalf of one former employee and naming the same group of defendants as in the Morgan case. After conducting its own investigation into the matter, the Company does not believe that its products could have contributed to any beryllium exposure by the plaintiffs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "MXWL." The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices for the Common Stock as reported by the Nasdaq National Market. The prices for fiscal 1996 and the first and second quarters of fiscal 1997 have been adjusted to reflect the 2-for-1 stock split which occurred in December 1996.

                                                                    HIGH          LOW
                                                                   ------        -----
        FISCAL YEAR 1996
          Quarter ended October 31, 1995.........................  $ 5 7/8       $ 3 5/8
          Quarter ended January 31, 1996.........................  5 1/2          4 1/1
          Quarter ended April 30, 1996...........................  5 1/8         3 3/8
          Quarter ended July 31, 1996............................  7 5/8          4 11/1
        FISCAL YEAR 1997
          Quarter ended October 31, 1996.........................  $15 1/2       $ 6 3/4
          Quarter ended January 31, 1997.........................  25 1/8        17
          Quarter ended April 30, 1997...........................  23            18
          Quarter ended July 31, 1997............................  23 1/4        18

     The last reported sale price of the Common Stock on the Nasdaq National Market on September 26, 1997 was $30.50 per share. As of August 31, 1997, there were 505 holders of record of the Company's Common Stock.

     The Company currently anticipates that any earnings will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its Common Stock in the foreseeable future. In addition, under the Company's Line of Credit Agreement, neither the Company nor any of its subsidiaries may, directly or indirectly, pay any cash dividends to its stockholders.

RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated statement of operations data for the fiscal years ended July 31, 1995, 1996 and 1997, and consolidated balance sheet data at July 31, 1996 and 1997 are derived from the Consolidated Financial Statements of the Company and Notes thereto, which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The following selected consolidated statement of operations data for the years ended July 31, 1993 and 1994 and consolidated balance sheet data at July 31, 1993, 1994 and 1995 are derived from audited financial statements of the Company not included herein. The following selected data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto appearing elsewhere in this Form 10-K.

                                                                YEAR ENDED JULY 31,
                                           -------------------------------------------------------------
                                            1993         1994         1995          1996          1997
                                           -------      -------      -------      --------      --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Sales...................................   $86,902      $85,463      $75,004      $ 80,911      $101,411
Cost of sales...........................    65,765       68,555       56,447        65,893        70,107
                                           -------      -------      -------      --------       -------
  Gross profit..........................    21,137       16,908       18,557        15,018        31,304
Operating expenses:
  Selling, general and administrative
    expenses............................    13,525       14,068       13,636        15,564        21,900
  Research and development expenses.....     5,650        4,794        5,038         5,081         5,303
  Restructure and asset impairment
    losses (1)..........................        --           --           --         5,703            --
  Loss on closing of Brobeck division...        --        1,018           --            --            --
                                           -------      -------      -------      --------       -------
    Total operating expenses............    19,175       19,880       18,674        26,348        27,203
                                           -------      -------      -------      --------       -------
Operating income (loss).................     1,962       (2,972)        (117)      (11,330)        4,101
Interest expense........................       244          252          315           329           173
Other-net...............................       (35)        (589)        (848)         (398)         (150)
                                           -------      -------      -------      --------       -------
Income (loss) before income taxes,
  minority interest and loss from
  cumulative effect of change in
  accounting principle..................     1,753       (2,635)         416       (11,261)        4,078
Income tax expense (benefit)............       683       (1,028)          15         1,296            --
Minority interest in net income of
  subsidiary............................        48           80           86            50            54
Loss from cumulative effect of change in
  accounting principle (1)..............        --           --           --         2,569            --
                                           -------      -------      -------      --------       -------
Net income (loss).......................   $ 1,022      $(1,687)     $   315      $(15,176)     $  4,024
                                           =======      =======      =======      ========       =======
Earnings (loss) per share:
  Income (loss) per share before
    cumulative effect of change in
    accounting principle................   $  0.19      $ (0.32)     $  0.06      $  (2.29)     $   0.60
  Net income (loss) per share...........   $  0.19      $ (0.32)     $  0.06      $  (2.76)     $   0.60
                                           =======      =======      =======      ========       =======

                                                                     JULY 31,
                                           -------------------------------------------------------------
                                            1993         1994         1995          1996          1997
                                           -------      -------      -------      --------      --------
                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital.........................   $20,142      $18,091      $17,855      $  7,288      $ 10,908
Total assets............................    55,086       54,322       52,370        40,724        47,120
Long-term debt, excluding current
  portion...............................     1,515        2,797        1,928         1,018           465
Total stockholders' equity..............    36,645       34,960       35,364        20,745        27,410

---------------

(1) See Note 8 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     From its roots as a pulsed power and advanced software applications company performing research and development primarily for the United States Department of Defense ("DOD"), Maxwell today has a portfolio of commercial products and services derived from the technologies and expertise accumulated from its long history of government funded pulsed power research and development. Although Maxwell is aggressively pursuing technology commercialization, government funded research and development continues as a significant part of the Company's business, with sales under United States government contracts comprising 33% of total sales in fiscal 1997. These efforts, and the technology advancements they produce, are important factors in the development of applications with commercial value.

     The Company sustained a net loss of $15.2 million in fiscal 1996, including charges totaling $14.4 million related to the following: (i) the adoption of FASB Statement No. 121; (ii) the fiscal 1996 reorganization of the Company including senior management related severance and recruitment charges and charges for facilities consolidations; (iii) the establishment of a valuation allowance for net deferred income tax assets and (iv) the establishment of certain contract, inventory, environmental and related reserves. See Note 8 of Notes to Consolidated Financial Statements.

     In implementing its business reorganization, the Company selected a new Chief Executive Officer, refocused or divested certain product lines, consolidated certain of its facilities and recast the Company into distinct business and operating units with new senior management for these business units (the "Reorganization"). As part of the Reorganization which became effective August 1, 1996, the Company placed its government focused operations into a single business unit. The Company's new business segments are as follows:

     - Power Conversion Products: Includes design, development and manufacture of electrical components and subsystems, including products that capitalize on pulsed power such as ultracapacitors, microbial purification systems, high voltage capacitors and other electrical components and EMI filter capacitors.

     - Industrial Computers and Subsystems: Includes design and manufacture of standard, custom and semi-custom industrial computer modules, platforms and fully integrated systems primarily for OEMs.

     - Technology Programs and Systems: Includes research and development programs in pulsed power, pulsed power systems design and construction, weapons effects simulation and computer-based analytic services, primarily for the DOD.

     - Information Products and Services: Includes design, development and integration of software products and services including job cost accounting and management information systems and other software products including applications for the Internet, as well as wide-area and local-area network and software integration services.

     The Company recognizes substantially all revenue from the sale of manufactured products and short-term fixed-price contracts upon shipment of products or completion of services. Revenues, including estimated profits, on long-term fixed-price contracts are recognized as costs are incurred. Revenues, including fees earned, on cost plus contracts are also recognized as costs are incurred. Contract revenue is reflected in the Company's sales and includes amounts received from the United States government and commercial customers for the funded research and development efforts of the Company. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

     A significant portion of the Company's product sales are to a relatively small number of OEMs. OEM sales are characterized by relatively long product life cycles and generally lower gross margins that can vary throughout product life cycles. Gross margins are typically lower in the early stages of product introduction before the Company has achieved a sufficient volume of sales to increase absorption of its fixed costs. In addition, the Company may price its products aggressively in order to form new OEM relationships, introduce new products or achieve market penetration. The Company may receive product development funding from its OEM customers that could partially mitigate these impacts on gross margins. Gross margins on OEM sales are also particularly sensitive to changes in product and customer mix because of margin variances among individual products and the relative importance of a single large sale on overall operating results.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected operating data for the Company, expressed as a percentage of sales.

                                                                      YEAR ENDED JULY 31,
                                                                -------------------------------
                                                                 1995        1996        1997
                                                                -------     -------     -------
Sales.........................................................    100.0%      100.0%      100.0%
Cost of sales.................................................     75.3        81.4        69.1
                                                                -------     -------     -------
  Gross profit................................................     24.7        18.6        30.9

Operating expenses:
  Selling, general and administrative expenses................     18.2        19.3        21.6
  Research and development expenses...........................      6.7         6.3         5.2
  Restructure and asset impairment losses.....................       --         7.0          --
                                                                -------     -------     -------
     Total operating expenses.................................     24.9        32.6        26.8
                                                                -------     -------     -------
Operating income (loss).......................................     (0.2)      (14.0)        4.1
Interest expense..............................................      0.4         0.4         0.2
Other-net.....................................................    (0.11)       (0.5)       (0.2)
                                                                -------     -------     -------
Income (loss) before income taxes, minority interest and loss
  from cumulative effect of change in accounting principle....      0.5       (13.9)        4.1
Income tax expense............................................       --         1.6          --
Minority interest in net income of subsidiary.................      0.1         0.1         0.1
Loss from cumulative effect of change in accounting
  principle...................................................       --         3.2          --
                                                                -------     -------     -------
  Net income (loss)...........................................      0.4%      (18.8)%       4.0%
                                                                =======     =======     =======

     The following table sets forth, for the periods indicated, the Company's business segment sales, gross profit and gross profit as a percentage of business segment sales.

                                                                      YEAR ENDED JULY 31,
                                                                -------------------------------
                                                                 1995        1996        1997
                                                                -------     -------     -------
                                                                       ($ IN THOUSANDS)
Power Conversion Products:
  Sales.......................................................  $15,207     $16,448     $27,039
     Gross profit.............................................    3,930       3,887      10,142
     Gross profit as a percentage of sales....................     25.8%      23.6%        37.5%
Industrial Computers and Subsystems:
  Sales.......................................................  $23,319     $26,131     $34,259
     Gross profit.............................................    7,754       7,633      11,537
     Gross profit as a percentage of sales....................     33.3%      29.2%        33.7%
Technology Programs and Systems:
  Sales.......................................................  $31,064     $30,198     $31,087
     Gross profit.............................................    6,232       5,659       6,246
     Gross profit as a percentage of sales....................     20.1%      18.7%        20.1%
Information Products and Services:
  Sales.......................................................  $ 5,414     $ 8,134     $ 9,026
     Gross profit.............................................      641      (2,161)      3,379
     Gross profit as a percentage of sales....................     11.8%      (26.6)%      37.4%

  Sales

     In fiscal 1997, the Company's total sales increased $20.5 million, or 25.3%, to $101.4 million from $80.9 million in fiscal 1996. In fiscal 1996, sales increased $5.9 million, or 7.9%, to $80.9 million from $75.0 million in fiscal 1995. International sales amounted to $12.6 million in fiscal 1997, $7.6 million in fiscal 1996 and $7.3 million in fiscal 1995. The increase in international sales in fiscal 1997 was primarily attributable to increased international revenues from customer funded development in the Power Conversion Products business segment.

     Power Conversion Products. In fiscal 1997, Power Conversion Products sales increased $10.6 million, or 64.4%, to $27.0 million from $16.4 million in fiscal 1996. This increase was primarily attributable to higher revenues from customer funded ultracapacitor development and sales of prototype ultracapacitor products to potential OEM customers for evaluation, increased sales of EMI filters for implantable medical products and increased revenues from customer funded development of pulsed power purification systems.

     In fiscal 1996, Power Conversion Products sales increased $1.2 million, or 8.2%, to $16.4 million from $15.2 million in fiscal 1995 as a result of higher sales of certain pulsed power components, the introduction in the last half of fiscal 1996 of the Company's EMI filters for implantable medical products and increased revenues from customer funded development of pulsed power purification systems.

     Industrial Computers and Subsystems. In fiscal 1997, Industrial Computers and Subsystems sales increased $8.1 million, or 31.1%, to $34.3 million from $26.1 million in fiscal 1996. Sales in this business segment are made principally to OEM customers and are primarily derived from the shipment of computers and subsystems that are "designed-in" to the OEM's products. The sales increase in fiscal 1997 was derived from increased sales to OEM customers primarily in the computer telephony market. The largest portion of the increase consisted of sales to a single, long-standing OEM customer for use in products that are nearing the conclusion of their product cycles. The Company does not currently expect that it will receive orders from this customer for its next generation products. However, the Company's products have recently been integrated into several new OEM products to be introduced by other OEM customers. The Company believes that orders for industrial computers and subsystems from these new OEM customers should largely offset the loss of sales described above. If sales of the OEMs' new products do not achieve the levels projected by the OEM, the Company may be unable to offset the expected loss of sales.

     In fiscal 1996, sales in this business segment increased $2.8 million, or 12.1%, to $26.1 million from $23.3 million in fiscal 1995. This increase was also due to increased shipments to OEM customers as a result of design wins on new OEM products.

     Technology Programs and Systems. In fiscal 1997, sales in the Technology Programs and Systems segment increased $0.9 million, or 2.9%, to $31.1 million from $30.2 million in fiscal 1996. This increase was primarily attributable to revenues from a new contract for high-voltage power supplies for a Department of Energy accelerator project and increased work levels on two large multi-year contracts for the DOD. This increase was partially offset by the absence of revenue from the Company's chemical analytical services business, which was sold in the fourth quarter of fiscal 1996, the winding-down of the Company's environmental consulting business and lower hardware systems sales.

     Revenues for fiscal 1997 included amounts related to the closure of three DOD pulsed power simulation facilities operated by the Company for many years in San Diego. These closures will be concluded in the first half of fiscal 1998 and the underlying contracts with the DOD will be completed. However, the Company has subsequently received additional long-term contracts from the DOD, including one for research on next-generation pulsed power switch technology for x-ray simulators. These and other contracts with the DOD are subject to periodic Government funding provisions. The level of future DOD expenditures in the Company's research and development area and the related impact on funding for the Company's contracts are not predictable and, therefore, previously reported results are not necessarily indicative of those to be expected in the future.

     In fiscal 1996, sales in this business segment decreased $0.9 million, or 2.8%, to $30.2 million from $31.1 million in fiscal 1995 primarily as a result of reduced sales of chemical analytical services, partially offset by increased revenues from the two multi-year DOD contracts.

     Information Products and Services. In fiscal 1997, sales of Information Products and Services increased $0.9 million, or 11.0%, to $9.0 million from $8.1 million in fiscal 1996. This increase primarily reflects greater sales of the Company's job-cost accounting software, partially offset by a decline in revenues from two large multi-year software development contracts for criminal justice information systems (the "CJIS Contracts"). Work on the CJIS Contracts is scheduled to be substantially completed in the first half of fiscal 1998.

     In fiscal 1996, sales in this business segment increased $2.7 million, or 50.2%, to $8.1 million from $5.4 million in fiscal 1995 principally due to revenues attributable to the commencement of work in fiscal 1996 on one of the CJIS Contracts.

  Gross Profit

     In fiscal 1997, the Company's gross profit was $31.3 million, or 30.9% of sales, compared to $15.0 million, or 18.6% of sales, in fiscal 1996. The increase in gross profit as a percentage of sales was primarily due to the increased overall sales in fiscal 1997, resulting in improved overhead absorption, and an improved mix of products and services, particularly in the Power Conversion Products business segment. In fiscal 1996, the Company's gross profit was $15.0 million, or 18.6% of sales, compared to $18.6 million, or 24.7% of sales, in fiscal 1995. The decreases in fiscal 1996 were primarily attributable to the portion of the $14.4 million charge taken in fiscal 1996 that was recorded in cost of sales.

     Power Conversion Products. In fiscal 1997, Power Conversion Products gross profit increased $6.3 million to $10.1 million from $3.9 million in fiscal 1996. As a percentage of sales, gross profit increased to 37.5% in fiscal 1997 from 23.6% in fiscal 1996. This increase in gross profit as a percentage of sales reflected improved overhead absorption and an improved mix of products and services, including higher sales of EMI filters for implantable medical devices and greater revenues from funded research and development.

     As the Company introduces ultracapacitor products it may offer aggressive pricing to gain market penetration. This would have an adverse impact on gross profit margins until the Company reaches full production volumes.

     In fiscal 1996 and 1995, gross profits in this business segment were consistent at $3.9 million. As a percentage of sales, gross profit decreased to 23.6% in fiscal 1996 from 25.8% in fiscal 1995 primarily due to the portion of the $14.4 million charge taken in fiscal 1996 that was recorded in cost of sales.

     Industrial Computers and Subsystems. In fiscal 1997, Industrial Computers and Subsystems gross profit increased $3.9 million, or 51.1%, to $11.5 million from $7.6 million in fiscal 1996. As a percentage of sales, gross profit increased to 33.7% in fiscal 1997 from 29.2% in fiscal 1996 due to increased sales of certain higher margin customized OEM products and improved overhead absorption from the higher overall sales. In addition, cost of sales in fiscal 1996 reflected higher inventory write-offs than in fiscal 1997.

     In fiscal 1996, gross profit decreased $0.1 million, or 1.6%, to $7.6 million from $7.8 million in fiscal 1995. As a percentage of sales, gross profit decreased to 29.2% in fiscal 1996 from 33.3% in fiscal 1995 as a result of higher inventory write-offs in fiscal 1996 and the impact in fiscal 1996 of shipments on several large, competitively bid procurements that had lower profit margins.

     Technology Programs and Systems. Technology Programs and Systems gross profit was $6.2 million, $5.7 million and $6.2 million in fiscal years 1997, 1996 and 1995, respectively. As a percentage of sales, gross profit remained relatively constant at 20.1% in fiscal 1995, 18.7% in fiscal 1996 and 20.1% in fiscal 1997. The stability of gross profit as a percentage of sales resulted from the predominance of government cost plus contracts in this business segment. See "Business -- Government Business."

     Information Products and Services. In fiscal 1997, Information Products and Services gross profit increased $5.5 million to $3.4 million from $(2.2) million in fiscal 1996. As a percentage of sales, gross profit increased to 37.4% in fiscal 1997 from (26.6)% in fiscal 1996. In fiscal 1996, the Company recorded reserves against the CJIS Contracts because total contract completion costs were projected to exceed the contract value on these fixed price contracts. In addition, fiscal 1996 reflects a write-off of certain capitalized software development costs. To a lesser extent, the comparative improvement in fiscal 1997 is attributable to increased sales of the Company's higher margin job-cost accounting software products.

     In fiscal 1996, gross profit in this business segment decreased $2.8 million to $(2.2) million from $0.6 million in fiscal 1995. As a percentage of sales, gross profit decreased to (26.6)% in fiscal 1996 from 11.8% in fiscal 1995, reflecting the impact in fiscal 1996 of the reserves recorded on the CJIS Contracts and the write-off of certain capitalized software development costs.

  Selling, General and Administrative Expenses

     In fiscal 1997, the Company's selling, general and administrative expenses increased $6.3 million, or 40.7%, to $21.9 million from $15.6 million in fiscal 1996. As a percentage of total sales, selling, general and administrative expenses increased to 21.6% in fiscal 1997 from 19.3% in fiscal 1996. These increases were attributable primarily to (i) increased sales and marketing costs, principally from the addition of new sales and marketing personnel added as part of the Company's plan to grow its commercial businesses, and commissions earned on higher commercial sales in fiscal 1997 primarily in the Company's Power Conversion Products and Industrial Computers and Subsystems business segments; (ii) accruals under new incentive and profit sharing plans implemented in fiscal 1997 and (iii) additions to senior management, both at the executive and business unit levels, to support the Company's new strategic direction.

     In fiscal 1996, selling, general and administrative expenses increased $1.9 million, or 14.1%, to $15.6 million from $13.6 million in fiscal 1995. As a percentage of sales, selling, general and administrative expenses increased to 19.3% in fiscal 1996 from 18.2% in fiscal 1995. These increases were attributable primarily to a charge in fiscal 1996 of approximately $1.5 million for environmental and other matters and for amounts in connection with the Reorganization, as well as higher sales and marketing costs in support of the Company's commercial business initiatives.

  Research and Development Expenses

     The Company's research and development expenses reflect only internally funded research and development programs. Costs associated with United States government and other customer funded research and development contracts are included in cost of sales. Research and development expenses were $5.3 million, $5.1 million and $5.0 million for fiscal 1997, 1996 and 1995, respectively. The level of research and development expenses reflects the Company's ability to obtain customer funding to support a significant portion of its research and product development activities. Because of the increased overall sales level, however, as a percentage of sales, research and development expenses decreased to 5.2% in fiscal 1997 from 6.3% in fiscal 1996 and 6.7% in fiscal 1995.

  Interest Expense

     In fiscal 1997, interest expense decreased to $173,000 from $329,000 in fiscal 1996 as a result of lower average borrowings. In fiscal 1996, interest expense remained relatively constant in comparison to fiscal 1995.

  Other-net

     In fiscal 1997, other-net was $150,000, compared to $398,000 in fiscal 1996 and $848,000 in fiscal 1995. The decrease in other-net primarily reflects completion in April 1996 of the amortization into income of amounts contributed by minority stockholders upon the organization of the Company's PurePulse Technologies, Inc. subsidiary over such stockholders' proportionate share of PurePulse's equity. In fiscal 1996 and fiscal 1995 other-net included $379,000 and $508,000 of such income, respectively, while none was included in fiscal 1997. The balance of other-net in all three fiscal years was principally interest income.

  Income Tax Expense

     The Company has net operating loss carryforwards which offset the Company's provision for income taxes in fiscal 1997. Fiscal 1996 income tax expense is primarily due to the establishment of a valuation allowance of $1.1 million for the net deferred income tax assets of the Company due to the losses incurred in fiscal 1996. Income tax expense was incurred at an effective rate of 3.6% in fiscal 1995, which primarily reflects the non-taxable status of the $508,000 of amortization described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on a combination of internally generated funds and bank borrowings to finance its working capital requirements and capital expenditures. In addition, in fiscal 1997, the Company received approximately $2.5 million from the exercise of stock options and purchases under its stock purchase plans.

     Cash flow from operations in fiscal 1997 was $2.9 million, with net income plus depreciation and amortization of approximately $6.6 million partially offset by increases in accounts receivable and inventory in support of the higher fiscal 1997 sales.

     The Company's capital expenditures in fiscal 1997 increased to $4.7 million from $2.0 million in fiscal 1996, primarily for the acquisition of production and computer equipment and other assets needed to support growth of the Company's business units. The Company has currently budgeted capital expenditures of $7.0 million for fiscal 1998 to support growth, including expansion of manufacturing facilities for the EMI filter and ultracapacitor operations, and expansion in one of the Company's owned buildings. In addition, the Company will be addressing the need for high-volume manufacturing of ultracapacitors, and commitments may be made during fiscal 1998 toward meeting such needs. Alternatively, the Company may consider leasing facilities or manufacturing equipment or both or may satisfy volume manufacturing requirements through outsourcing or under licensing arrangements with third parties. If the Company decides to internally finance construction of such facilities, a significant amount of capital would be required.

     The Company re-negotiated its bank line of credit during fiscal 1997, converting the line of credit to a two year unsecured arrangement and increasing the amount available to $10.0 million. The interest rate on the line of credit is tied to LIBOR or the bank's prime rate. As of July 31, 1997, there were no outstanding borrowings under the line of credit.

     In addition to addressing the need for high volume manufacturing, the Company may also from time to time consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash flow from operations; investments by strategic partners and additional debt or equity financing. There can be no assurance that the Company will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

SUBSIDIARY OPTION PROGRAMS

     The Company has implemented employee stock option plans at each of its five principal operating subsidiaries providing for the issuance of incentive and nonqualified stock options to purchase common stock of these companies by each subsidiary. The option plans are intended to encourage an entrepreneurial atmosphere in each business segment, providing focused rewards promoting growth. Options that are "in-the-money" at the subsidiary level will have a negative impact on the Company's earnings per share. The Company expects that its reported diluted earnings per share will be reduced in future quarters due to in-the-money subsidiary options. Except to the extent exercised, however, such subsidiary options will not affect the Company's consolidated net income as reported in its consolidated statement of operations. Such options, when and if exercised, will dilute the Company's actual ownership interests in its subsidiaries, thus reducing the Company's share of the net income, potential dividends or distributions and proceeds of any sale or other disposition of such subsidiary. The equity interests upon exercise of stock options in the subsidiaries would be accounted for as a minority interest. Based on current programs, the dilutive impact attributable to these option plans could be up to 13% at each principal operating subsidiary (17% at one subsidiary). In addition, certain key employees of the Company's Maxwell Business Systems, Inc., subsidiary in the Information Products and Services business segment, currently own an aggregate of 20% and have the right to purchase up to an additional 29%, of that subsidiary. See "Risk
Factors -- Potential Dilutive Impact of Employee Stock Option Programs at Subsidiaries" and "Management -- Executive Compensation."

INFLATION AND CHANGES IN PRICES

     Generally, the Company has been able to increase prices to offset its inflation-related increased costs in its commercial businesses. A substantial portion of the Company's business with agencies of the United States government consists of cost-reimbursement contracts which permit recovery of inflation costs. Fixed-price contracts with government and other customers typically include estimated costs for inflation in the contract price.

ACCOUNTING PRINCIPLES

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Under Statement No. 128, the Company will be required to present basic net income per share, which excludes the effects of dilutive common stock equivalents, and diluted net income per share. Basic net income per share is expected to be higher than the currently presented primary net income per share in periods of positive earnings due to the exclusion of dilutive stock options in its computation. Diluted net income per share is not expected to be materially different from the earnings per share amounts which would be computed under the current method.

     The Company is required to adopt Statement No. 128 in its fiscal quarter ending January 31, 1998, and at that time all historical net income per share data presented will be restated to conform to the provisions of Statement No. 128.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information set forth in Item 10, Item 11 and Item 12 herein is being filed herewith because the information included therein is being filed with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-3 filed under the Securities Act of 1933, as amended. The information included herewith under these items is not completely responsive to Regulation S-K as applicable to these items on Form 10-K. The information set forth in Item 10, Item 11, Item 12 and Item 13 is subject to supplement by the information to be reported in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders which the Company anticipates will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of July 31, 1997, and which is incorporated herein by this reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and senior management of the Company are set forth in the following table. The Company's Board of Directors, consisting of seven members, is divided into three classes with one class standing for election each year for a three-year term. The terms of directors in Class II expire at the 1997 annual meeting of stockholders.

          NAME               AGE                          POSITION
-------------------------    ----     ------------------------------------------------
Kenneth F. Potashner.....     39      Chairman, President, Chief Executive Officer,
                                      Chief Operating Officer and Director -- Class I
R. Wayne Clark...........     59      Vice President, and President of PurePulse
                                      Technologies, Inc.
Gary J. Davidson.........     41      Vice President -- Finance and Administration,
                                      Treasurer and Chief Financial Officer
Thomas L. Horgan.........     37      Vice President and Director -- Class I
Gregg L. McKee...........     54      Vice President, and President of Maxwell Energy
                                      Products, Inc.
Donald M. Roberts........     49      General Counsel and Secretary
Walter P. Robertson......     55      Vice President, and President of Maxwell Federal
                                      Division, Inc.
Terrence M. Siegrist.....     47      Vice President, and President of Maxwell
                                      Information Systems, Inc.
John D. Werderman........     50      Vice President, and President of I-Bus, Inc.
Lewis J. Colby, Jr. .....     63      Director -- Class II(1)(2)
Thomas B. Hayward........     73      Director -- Class III(1)(2)
Alan C. Kolb.............     68      Director -- Class III
Karl M. Samuelian........     65      Director -- Class III(1)(2)
Donn A. Starry...........     72      Director -- Class II(2)

---------------

(1) Member of the Audit Committe.
(2) Member of the Compensation Committee.

     Mr. Potashner joined Maxwell in April 1996 as President, CEO, COO and Director and was appointed Chairman in April 1997. From 1994 to April 1996, he served as Executive Vice President, Operations, of Conner Peripherals. From 1991 through 1994 he was Vice President, Product Engineering, for Quantum Corporation.

     Mr. Clark was named Vice President in January 1997. Mr. Clark has been President of PurePulse Technologies, Inc., a majority-owned subsidiary of the Company, since its formation in 1988. Prior to becoming President of PurePulse, Mr. Clark held various executive positions with the Company. He joined the Company in 1973.

     Mr. Davidson served as Corporate Controller of the Company from May 1986 until his appointment as Vice President -- Finance, Treasurer and Chief Financial Officer in March 1994. Mr. Davidson assumed the duties of Vice President -- Administration in March 1995. Prior to joining Maxwell in 1986, Mr. Davidson was a Senior Manager with Ernst & Young.

     Mr. Horgan joined the Company in June 1996 as Vice President, Business Development. From 1995 until joining Maxwell, he was Vice President, Customer Service, for Conner Peripherals and from 1993 to 1995 served as Director, Customer Service for Quantum Corporation. From 1991 to 1993 Mr. Horgan served as European Information Security Center Manager for Digital Equipment Corporation.

     Mr. McKee joined the Company in September 1996 as Vice President and President of Maxwell Energy Products, Inc. From 1990 until joining Maxwell he served Quantum Corporation in various capacities. From January 1995 until joining Maxwell he was President, Quantum Malaysia. From February 1993 to

December 1995, he served as Corporate Director of Malaysian Operations. From 1990 to January 1993 he was Director of the Customer Service Group.

     Mr. Roberts joined the Company as General Counsel in April 1994, and was appointed Secretary in June 1996. For more than five years prior thereto, Mr. Roberts was a shareholder of the law firm of Parker, Milliken, Clark, O'Hara & Samuelian, a Professional Corporation, and a partner of the predecessor law partnership, and in that capacity had served as an outside legal advisor to the Company for more than ten years.

     Mr. Robertson joined the Company in August 1996 as Vice President and President of Maxwell Federal Division, Inc. From April 1995 until joining Maxwell, he served BioSolutions Technologies, a start-up company, as President and Chief Executive Officer. From May 1994 through November 1994, Mr. Robertson was Transition Director for Martin Marietta. Prior to that, he served General Dynamics as Vice President and General Manager, Space Magnetics from 1992 through 1994 and as Vice President, Aircraft Production from 1991 through 1992.

     Mr. Siegrist joined the Company in March 1997, and was named President of Maxwell Information Systems, Inc. in May 1997. From 1990 through 1993, and again from 1994 until September 1996, Mr. Siegrist held management positions with Boole & Babbage, Inc., most recently as Director, International Business Operations. From 1993 to 1994, Mr. Siegrist was Director of Marketing for Interphase Corporation. From 1979 until joining Boole & Babbage in 1990, Mr. Siegrist served as Vice President of Sales and Marketing with Lemcom Systems, Inc.

     Mr. Werderman was named President of I-Bus, Inc. in July 1997. Previously, Mr. Werderman served as Chief Operating Officer of Maxwell Federal Division, Inc. Prior to joining Maxwell in October 1996, Mr. Werderman worked for M/A.COM, Inc. for over 15 years, most recently as President and General Manager of their Baltimore, Maryland operation, M/A.COM Government Products, Inc.

     Dr. Colby has been a director of the Company since December 1983. He was Senior Vice President -- Technology of Allied-Signal, Inc. from 1985 until his retirement on January 1, 1989, and held the same position with Allied Corporation from 1981 to 1985.

     Admiral Hayward (U.S. Navy, Ret.) is President of Thomas B. Hayward Associates, Inc., an executive consulting firm. Admiral Hayward served as the Chief of Naval Operations of the United States Navy from 1978 until his retirement from active service with the Navy in July 1982. He was appointed a director of the Company in October 1987.

     Dr. Kolb has been a director of the Company since 1970. He also served as a director from July 1965 to October 1967. From 1970 to 1996, Dr. Kolb served as Chief Executive Officer of the Company. He was President of the Company from 1970 until 1980 and again from 1992 until 1996. From 1980 to 1995, Dr. Kolb served as Chairman of the Board. Dr. Kolb stepped down from his positions as President and Chief Executive Officer in April 1996, and continues with the Company as a consultant.

     Mr. Samuelian has been a director of the Company since 1967 and served as Secretary from that time until June 1996. From 1978 to June 1980, he also held the office of Chairman of the Board of the Company. For more than five years, Mr. Samuelian has been a shareholder in the law firm of Parker, Milliken, Clark, O'Hara & Samuelian, A Professional Corporation, and a partner in the predecessor law partnership. The Company retained the firm of Parker, Milliken, Clark, O'Hara & Samuelian, a Professional Corporation to provide legal services during fiscal 1997 and said firm has been retained in fiscal year 1998.

     General Starry (U.S. Army, Ret.) has been a director of the Company since 1988, and served as Chairman of the Board from October 1995 until April 1997. General Starry retired from the Army in 1983 and joined Ford Aerospace Corporation. He retired as Executive Vice President of Ford Aerospace Corporation in 1990 and thereafter has served as consultant and advisor to industry and government in the United States and several foreign countries.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the compensation earned by the Company's Chief Executive Officer and its four other most highly compensated executive officers (the "Named Executive Officers") whose total salary and bonus for fiscal 1997 exceeded $100,000, for services rendered to the Company and its subsidiaries in all capacities during that fiscal year. No executive who would otherwise have been includable in such table on the basis of salary and bonus earned for fiscal 1997 has resigned or otherwise terminated employment during fiscal 1997.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM COMPENSATION
                                    ANNUAL COMPENSATION(1)       ---------------------------------------
                                ------------------------------     RESTRICTED     STOCK OPTION GRANTS(4)      ALL OTHER
   NAME AND POSITION     YEAR    SALARY     BONUS     OTHER(2)   STOCK AWARD(3)      (NO. OF SHARES)       COMPENSATION(5)
-----------------------  ----   --------   --------   --------   --------------   ----------------------   ---------------
Kenneth F. Potashner
  (6)                    1997   $400,004   $400,000    $2,850       $190,000               50,000             $ 361,031
  Chairman               1996     93,847    100,000       -0-        645,105              177,960                44,000
  Chief Executive
    Officer, President,
    Chief Operating
    Officer, Director
Thomas L. Horgan (6)     1997    180,083     81,630       -0-            -0-                9,000                19,254
  Vice President,        1996     19,615        -0-       -0-            -0-               60,000                   -0-
  Director
Gregg L. McKee. (6)      1997    167,990     82,617       -0-            -0-               10,000                49,863
  Vice President         1996        -0-        -0-       -0-            -0-               60,000                   -0-
Walter P. Robertson (6)  1997    165,713     69,228       -0-            -0-               69,000                   -0-
  Vice President
Donald M. Roberts        1997    158,111     78,606     4,671            -0-                8,000                   -0-
  General Counsel &      1996    150,010        -0-       346            -0-               10,000                   -0-
    Secretary            1995    150,010        -0-       -0-            -0-                  -0-                   -0-

---------------

(1) Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers under the Company's Savings Plan.

(2) Amounts in this column consist of matching contributions made by the Company under its Savings Plan. They do not include the dollar value of certain perquisites and other personal benefits, securities or property the recipient received as personal benefits. Although such amounts cannot be determined precisely, the Company has concluded that the aggregate amount thereof does not exceed as to any of the named individuals the lesser of $50,000 and 10% of the total salary and bonus paid to such individual for fiscal 1997.

(3) Mr. Potashner was awarded 10,000 shares of restricted stock in fiscal 1997 and 177,960 shares of restricted stock in fiscal 1996, which restricted shares vest 25% one year after grant and each month thereafter an additional 1/48 of the total number of shares granted become vested. Mr. Potashner has full voting power and dividend rights with respect to all of the restricted stock. At July 31, 1997, the aggregate value of such restricted stock based on the closing price of the Company's Common Stock on that date was $4,370,000.

(4) Options shown in this column are options to purchase shares of Common Stock of Maxwell Technologies, Inc. granted under the Company's 1995 Stock Option Plan. Each individual in the table also received options in fiscal 1997 to purchase common stock in each of the Company's principal operating subsidiaries: Maxwell Energy Products, Inc., PurePulse Technologies, Inc., I-Bus, Inc., Maxwell Federal Division, Inc., and Maxwell Information Systems, Inc. See the following table under the heading "Option Grants in Last Fiscal Year" for the specific number of shares included in option grants by each such subsidiary for each individual. In addition, Mr. Potashner received options in fiscal 1996 to purchase 150,000 shares of PurePulse Technologies, Inc. common stock.

(5) Represents amounts paid to Mr. Potashner in fiscal 1996 for consulting activities and in fiscal 1997 for relocation expenses including certain carrying and sale-related costs for his former residence, and tax offset payments. Represents amounts paid to Mr. Horgan and Mr. McKee in fiscal 1997 as reimbursement of relocation expenses (including reimbursement of brokerage commissions on the sale of a residence).

(6) Mr. Potashner and Mr. Horgan were hired as executive officers in fiscal 1996. Mr. McKee and Mr. Robertson were hired as executive officers in fiscal 1997.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table shows information on grants of stock options pursuant to the Company's 1995 Stock Option Plan, the 1994 Stock Option Plan of the Company's subsidiary, PurePulse Technologies, Inc. and the 1996 Stock Option Plans of the Company's other principal operating subsidiaries, Maxwell Energy Products, Inc., I-Bus, Inc., Maxwell Federal Division, Inc. and Maxwell Information Systems, Inc., to the Named Executive Officers. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options at the end of the five and ten year option terms if the stock price were to appreciate annually by 5% and 10%, respectively. These assumed values may not reflect actual value at the times indicated.

                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                                ANNUAL RATES OF
                                                PERCENTAGE OF                                     STOCK PRICE
                                                TOTAL OPTIONS                                  APPRECIATION FOR
                                                 GRANTED TO      EXERCISE                         OPTION TERM
                                    OPTIONS     EMPLOYEES IN       PRICE      EXPIRATION   -------------------------
         NAME AND ENTITY           GRANTED(1)    FY 1997(2)     (PER SHARE)      DATE         5%             10%
---------------------------------  ----------   -------------   -----------   ----------   --------       ----------
Kenneth F. Potashner
  Company........................     50,000        12.95%        $ 19.50       7/22/02    $613,170       $1,553,900
  Energy Products................    100,000        13.65            1.16       11/7/06      72,950          184,870
  PurePulse......................        -0-          -0-             -0-            --         -0-              -0-
  I-Bus..........................    100,000        15.17            1.15       11/7/06      72,320          183,280
  Federal........................    100,000        14.15            1.45       11/7/06      91,190          231,090
  Information Systems............    100,000        13.34             .26       11/7/06      16,350           41,440
Thomas L. Horgan
  Company........................      9,000         2.33%        $ 19.50       7/22/02    $ 48,490       $  107,140
  Energy Products................     37,500         5.12            1.16       11/7/06      27,360           69,330
  PurePulse......................     33,750        10.15             .65        8/7/06      13,800           34,960
  I-Bus..........................     37,500         5.69            1.15       11/7/06      27,120           68,730
  Federal........................     37,500         5.31            1.45       11/7/06      34,200           86,660
  Information Systems............     37,500         5.00             .26       11/7/06       6,130           15,540
Gregg L. McKee
  Company........................     10,000         2.59%        $ 19.50       7/22/02    $ 53,870       $  119,050
  Energy Products................    125,000        17.06            1.16       11/7/06      91,190          231,090
  PurePulse......................     22,500         6.77             .65        8/7/06       9,200           23,310
  I-Bus..........................     25,000         3.79            1.15       11/7/06      18,080           45,820
  Federal........................     25,000         3.54            1.45       11/7/06      22,800           57,770
  Information Systems............     25,000         3.33             .26       11/7/06       4,090           10,360
Walter P. Robertson
  Company........................      9,000         2.33%        $ 19.50       7/22/02    $ 48,490       $  107,140
                                      60,000        15.54            6.88        8/1/01     114,050          252,020
  Energy Products................     25,000         3.41            1.16       11/7/06      18,240           46,220
  PurePulse......................     22,500         6.77             .65        8/7/06       9,200           23,310
  I-Bus..........................     25,000         3.79            1.15       11/7/06      18,080           45,820
  Federal........................    100,000        14.15            1.45       11/7/06      91,190          231,090
  Information Systems............     25,000         3.33             .26       11/7/06       4,090           10,360
Donald M. Roberts
  Company........................      8,000         2.07%        $ 19.50       7/22/02    $ 43,100       $   95,240
  Energy Products................     37,500         5.12            1.16       11/7/06      27,360           69,330
  PurePulse......................     33,750        10.15             .65        8/7/06      13,800           34,960
  I-Bus..........................     37,500         5.69            1.15       11/7/06      27,120           68,730
  Federal........................     37,500         5.31            1.45       11/7/06      34,200           86,660
  Information Systems............     37,500         5.00             .26       11/7/06       6,130           15,540

---------------

(1) These options are either incentive stock options or non-qualified stock options and were granted at a purchase price equal to the fair market value of the underlying common stock at the date of grant. Fair market value of the Company's Common Stock was based on the trading price of such stock on the date of grant, and fair market value of the common stock of the subsidiaries was based on independent outside appraisals. The term of all options covering shares of common stock of the Company's subsidiaries is ten years. The term of options covering the Company's Common Stock is five years, with the exception of Mr. Potashner's options covering Company Common Stock which have ten year terms. The increments in which the options are exercisable are determined by the committees which administer the plans.

(2) Total options for the Company include options covering 7,000 shares of Company Common Stock granted to directors of the Company under the Company's Director Stock Option Plan.

     The stock option plans of the Company's five principal operating subsidiaries permit options to be granted for an aggregate number of shares of common stock amounting to approximately 13% of the total outstanding shares of such stock on a fully-diluted basis (17.3% at one subsidiary). At August 31, 1997, the number of shares of common stock subject to outstanding options under the Company's subsidiary stock option plans was, in the case of each such subsidiary, 10.3% to 13.6% on a fully-diluted basis.

FISCAL YEAR END OPTION VALUES

     Shown below is information on each Named Executive Officer with respect to the value of stock options, measured in terms of the closing price of the Company's Common Stock on the date of exercise, and with respect to the value of unexercised options to purchase the Company's Common Stock held by them and granted in fiscal 1997 and prior years under the Company's 1995 or 1985 Stock Option Plans, measured in terms of the closing price of the Company's Common Stock on July 31, 1997.

                                                                NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                                   OPTIONS HELD AT             IN-THE-MONEY OPTIONS AT
                         SHARES ACQUIRED                          JULY 31, 1997(1)                JULY 31, 1997(1)
                           ON EXERCISE          VALUE       -----------------------------   -----------------------------
         NAME           (NUMBER OF SHARES)   REALIZED ($)   EXERCISABLE     UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
----------------------  ------------------   ------------   -----------     -------------   -----------     -------------
Kenneth F.
  Potashner...........        34,000           $563,040        25,320          168,640       $ 498,424       $ 2,522,928
Thomas L. Horgan......           -0-                -0-        18,000           51,000         328,500           800,250
Gregg L. McKee........         5,000             63,750        13,000           52,000         208,000           709,500
Walter P. Robertson...           -0-                -0-           -0-           69,000             -0-         1,015,950
Donald M. Roberts.....           -0-                -0-        11,000           17,000         210,750           196,750

---------------

(1) Does not include options held by the Named Executive Officers to purchase shares of common stock in the Company's five principal operating subsidiaries under the stock option plans of such subsidiaries. All options held by these individuals under such stock option plans were granted in fiscal 1997 and are shown in the preceding table, except for options to purchase 150,000 shares of common stock of the Company's PurePulse Technologies, Inc. subsidiary granted to Mr. Potashner in fiscal 1996 as to which options for 37,500 shares were exercisable within 60 days of July 31, 1997. No public market exists for the common stock of any of the Company's subsidiaries. For purposes of the above table, no value has been attributed to the subsidiary stock options.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     Employment Agreement. In March, 1996, the Company entered into an Employment Contract ("Contract") with Kenneth F. Potashner pursuant to which Mr. Potashner became the President and Chief Executive Officer of the Company effective April 26, 1996. The Contract, as amended, is for a term ending July 31, 2000, and requires Mr. Potashner to perform the duties associated with the office of chief executive of the Company plus such other duties or positions as the Board of Directors may require. Mr. Potashner is currently also performing the duties of the Company's chairman, president and chief operating officer. The Contract provides for a base salary for fiscal 1998 of $450,000 per year, reviewed annually, with an annual bonus opportunity of up to 200% of base salary, with a target bonus of 100% of base salary, to be determined by the Board of Directors. Mr. Potashner has received a total of 187,960 shares of restricted stock under the Contract and options under the Company's 1995 Stock Option Plan for a total of 227,960 shares. Both the restricted shares and the options are subject to four-year vesting schedules.

     Under the Contract, Mr. Potashner will be immediately vested in the restricted shares and stock options, shall receive a payment equal to two years of his initial base salary plus his initial term target bonus, and shall continue for one year to receive benefits identical to those being received, in the event that a "change of control" occurs and either his compensation or responsibilities are reduced or the Company's headquarters are moved more than 30 miles. A "change of control" is defined as the acquisition by a person or group of a majority of the Company's stock by direct purchase or through a merger, the liquidation or sale of substantially all of the assets of the Company or a change in a majority of the members of the Board of Directors other than through membership changes determined by the Board itself. If Mr. Potashner is terminated without cause during the term of the Contract, he will be paid the base salary and target bonus remaining to be paid for the balance of the stated term of the Contract (but not less than one full year of such salary and bonus) and the restricted shares shall become free of any restrictions and stock options shall become fully vested. In the event Mr. Potashner voluntarily resigns or is terminated for cause, he shall be paid only such salary and accrued vacation pay as is then due to him and no acceleration of vesting or lifting of restrictions shall occur with respect to the restricted shares or stock options. Upon completion of a public offering of Common Stock, pursuant to the Contract, the Board will consider the grant of additional options to Mr. Potashner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of July 31, 1997, by (i) each person (or group of affiliated persons) known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each Selling Stockholder, (iii) each of the Company's directors,
(iv) each of the Named Executive Officers and (v) all directors and executive officers of the Company as a group. Unless otherwise indicated, the address for each stockholder is 9275 Sky Park Court, San Diego, CA 92123.

                                                                                SHARES
                                                                            OF COMMON STOCK
                                                                          BENEFICIALLY OWNED
                                                                               (1)(2)(3)
                          NAME AND ADDRESS OF                             -------------------
                            BENEFICIAL OWNER                              NUMBER      PERCENT
------------------------------------------------------------------------  -------     -------
The TCW Group, Inc......................................................  424,576        6.9%
  865 South Figueroa Street
  Los Angeles, California 90017
Dimensional Fund Advisors, Inc.(4)......................................  358,020        5.8
  1299 Ocean Avenue, 11th Floor
  Santa Monica, California 90401
Kenneth F. Potashner....................................................  254,698        4.1
Gregg L. McKee..........................................................  13,000           *
Walter P. Robertson.....................................................  18,100           *
Thomas L. Horgan........................................................  20,200           *
Donald M. Roberts.......................................................  13,281           *
Lewis J. Colby, Jr......................................................  33,830           *
Thomas B. Hayward.......................................................  19,334           *
Alan C. Kolb............................................................  194,496        3.2
Karl M. Samuelian.......................................................  22,174           *
Donn A. Starry..........................................................  16,181           *
All directors and executive officers as a group
  (14 persons)..........................................................  651,471       10.6

---------------

 *  Less than one percent.

(1) Information with respect to beneficial ownership is based on information furnished to the Company by each shareholder included in the table or included in filings with the Securities and Exchange Commission. The Company understands that each individual person has sole voting and investment power for shares beneficially owned by him, subject to community property laws where applicable.

(2) Shares of Common Stock subject to options or warrants which are currently exercisable or exercisable within 60 days of July 31, 1997, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. Percentage of ownership is based on 6,142,911 shares of Common Stock outstanding on July 31, 1997.

(3) Shares of Common Stock beneficially owned include options exercisable within 60 days of July 31, 1997 to purchase 66,738 shares granted to Mr. Potashner, 13,000 shares granted to Mr. McKee, 18,000 shares granted to Mr. Robertson, 18,000 shares granted to Mr. Horgan, 11,000 shares granted to Mr. Roberts, 19,334 shares granted to Dr. Colby, 19,334 shares granted to Adm. Hayward, 19,334 shares granted to Mr. Samuelian, and 13,028 shares granted to Gen. Starry, respectively, and options to purchase 237,318 shares granted to all directors and officers as a group.

(4) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 358,020 shares of the Company's Common Stock as of June 30, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in a series of the DFA Investment Trust Company, a Delaware Business Trust, or the DFA Group Trust and the DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors, Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. Dimensional has sole dispositive power over all of such 358,020 shares and sole voting power over 257,938 of such shares. Persons who are officers of Dimensional Fund Advisors, Inc. also serve as officers of DFA Investment Dimensions Group Inc. (the "Fund") and the DFA Investment Trust Company (the "Trust"), each an open-end management investment company registered under the Investment Company Act of 1940. In their capacity as officers of the Fund and the Trust, these persons vote 58,892 additional shares which are owned by the Fund and 41,190 shares which are owned by the Trust (both included in sole dispositive power above).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS.

                                                                               PAGE
                                                                              NUMBER
                                                                              ------
        1. Report of Ernst & Young LLP, Independent Auditors................    F-1
        2. Consolidated Balance Sheets at July 31, 1997 and 1996............    F-2
        3. Consolidated Statement of Operations for the Years Ended July 31,
           1997, 1996 and 1995..............................................    F-3
        4. Consolidated Statement of Stockholders' Equity for the Three
           Years Ended July 31, 1997........................................    F-4
        5. Consolidated Statement of Cash Flows for the Years Ended July 31,
           1997, 1996 and 1995..............................................    F-5
        6. Notes to Consolidated Financial Statements.......................    F-6

     (a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES.

     Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are inapplicable or not required under the related instructions.

     (a)(3) LIST OF EXHIBITS.

         3.1      Restated Certificate of Incorporation of the Registrant -- Exhibit 3.1 to
                  the Registrant's Form 10-K Annual Report for the year ended July 31, 1987
                  ("1987 Form 10-K") is incorporated by reference.
         3.2+     Certificate of Amendment of Restated Certificate of Incorporation of the
                  Registrant increasing the number of authorized shares to 20 million, dated
                  November 22, 1996.
         3.3      Bylaws of the Registrant as amended to date -- Exhibit 3.2 to the 1987 Form
                  10-K is incorporated by reference.
         3.4+     Revised Article IV of the Bylaws of the Registrant.
         4.1      Form of Rights Certificate -- Exhibit 1 to the Registrant's Form 8-A filed
                  June 30, 1989 is hereby incorporated by reference.
         4.2+     Amendment to Form of Rights Certificate, dated April 2, 1997.
         4.3      Form of Rights Agreement between the Registrant and First Interstate Bank, the Rights Agent -- Exhibit 4.2 to the Registrant's Form 10-K Annual Report
                  for the year ended July 31, 1990 ("1990 Form 10-K") is incorporated by reference.
        10.1      Maxwell Laboratories, Inc. Director Stock Option Plan -- Exhibit 10.23 to
                  the Registrant's Form 10-K Annual Report for the year ended July 31, 1989
                  ("1989 Form 10-K") is incorporated by reference.
        10.2+     Amendment Number One to Maxwell Laboratories, Inc. Director Stock Option
                  Plan, dated February 7, 1997.
        10.3      Maxwell Laboratories, Inc. 1985 Stock Option Plan as amended to date -- Exhibit 10.3 to the Registrant's Form 10-K Annual Report for the
                  year ended July 31, 1991 ("1991 Form 10-K") is incorporated by reference.
        10.4      Maxwell Laboratories, Inc. 1995 Stock Option Plan -- Exhibit 10.3 to the
                  Registrant's Form 10-K Annual Report for the year ended July 31, 1995
                  ("1995 Form 10-K") is incorporated by reference.
        10.5      Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan -- Exhibit
                  10.4 to the 1995 Form 10-K is incorporated by reference.
        10.6+     Amendment Number One to Maxwell Laboratories, Inc. 1995 Stock Option Plan,
                  dated March 19, 1997.
        10.7      Maxwell Laboratories, Inc. 1994 Director Stock Purchase Plan -- Exhibit
                  10.5 to the 1995 Form 10-K is incorporated by reference.
        10.8      Lease dated December 1, 1988 between Philip MacDonald, as Lessor, and the
                  Registrant, as Lessee -- Exhibit 10.4 to the 1989 Form 10-K is incorporated by reference.
        10.9      Lease dated June 14, 1996, between the Registrant, as Lessor, and Ceimic
                  Corporation, as Lessee -- Exhibit 10.7 to the Registrant's Form 10-K Annual
                  Report for the year ended July 31, 1996 (the "1996 Form 10-K") is incorporated by reference.
        10.10     Lease dated February 28, 1986 between the Registrant, as Lessee, and
                  Elkhorn Ranch, Inc., as Lessor -- Exhibit 10.11 to the Registrant's Form
                  10-K Annual Report for the year ended July 31, 1986 ("1986 Form 10-K") is incorporated by reference.
        10.11+    First Amendment to Industrial Real Estate Lease between the Registrant, as
                  Lessee, and Elkhorn Ranch, Inc., as Lessor, dated June 30, 1995.

        10.12     Maxwell Laboratories, Inc. Executive Deferred Compensation Plan -- Exhibit
                  10.18 to the Registrant's Form 10-K Annual Report for the year ended July
                  31, 1983 is incorporated by reference.
        10.13     Office Lease Agreement dated August 28, 1987 by and between Airport
                  Property Company, a N.M. Limited Partnership, as Lessor, and the
                  Registrant, as Lessee -- Exhibit 10.16 to the 1988 Form 10-K is
                  incorporated by reference.
        10.14     Agreement of May, 1994 between the Registrant and Compagnie Europeene de
                  Composants Electroniques -- LCC under which the Registrant licenses, manufactures and distributes certain capacitors -- Exhibit 10.11 to the
                  1995 Form 10-K is incorporated by reference.
        10.15     Lease dated April 17, 1995, by and between Cody Three, Inc., as Lessor, and the Registrant, as Lessee -- Exhibit 10.12 to the 1996 Form 10-K is
                  incorporated by reference.
        10.16+    Amended and Restated Industrial Real Estate Lease dated January 1, 1997 by and between Equus 9177, LLC, as Lessor, and I-Bus, Inc., as Lessee.
        10.17     Maxwell Laboratories, Inc. Special Severance Pay Plan -- Exhibit 10.22 to
                  the 1989 Form 10-K is incorporated by reference.
        10.18     Consulting Agreement dated June 25, 1996, between the Registrant and Alan
                  C. Kolb -- Exhibit 10.14 to the 1996 Form 10-K is incorporated by reference.
        10.19     Separation Agreement dated June 25, 1996, between the Registrant and Alan
                  C. Kolb -- Exhibit 10.15 to the 1996 Form 10-K is incorporated by reference.
        10.20     Chief Executive Officer Employment Contract dated March 25, 1996 and
                  Amendment dated April 16, 1996 between the Registrant and Kenneth F.
                  Potashner -- Exhibit 10.16 to the 1996 Form 10-K is incorporated by reference.
        10.21+    Second Amendment to the Chief Executive Officer Employment Contract dated
                  June 23, 1997 between the Registrant and Kenneth F. Potashner.
        10.22     Restricted Stock Agreement dated July 25, 1996, between the Registrant and
                  Kenneth F. Potashner -- Exhibit 10.17 to the 1996 Form 10-K is incorporated by reference.
        10.23+    Amendment Number One to Restricted Stock Agreement, dated June 24, 1997, between the Registrant and Kenneth F. Potashner.
        10.24     Lease dated October 12, 1994 by and between Madison Square Partnership, as
                  Lessor, and PurePulse Technologies, Inc. (formerly Foodco Corporation), as
                  Lessee -- Exhibit 10.18 to the 1995 Form 10-K is incorporated by reference.
        10.25+    Lease dated November 1, 1996, by and between Ponderosa Pines Partnership, as Lessor, and PurePulse Technologies, Inc., as Lessee.
        10.26+    Line of Credit Agreement dated January 31, 1997, between the Registrant and
                  Sanwa Bank California and Amendment dated January 31, 1997 between the
                  Registrant and Sanwa Bank of California.
        10.27     License Agreement dated effective March 13, 1991 between the Registrant and
                  Auburn University -- Exhibit 10.26 to the 1991 Form 10-K is incorporated by reference.
        10.28     Lease dated February 13, 1994 by and between Terilee Enterprises, Inc., as
                  Lessor, and the Registrant, as Lessee -- Exhibit 10.23 to the 1994 Form
                  10-K is incorporated by reference.
        10.29+    Lease dated June, 1997 by and between AEW/LBA Acquisition Company II, LLC, as Lessor and the Registrant as Lessee.
        10.30     Agreement of Purchase and Sale of Assets dated February 13, 1992 between
                  Registrant, Sierra Aerospace Technology, Inc., Donald Pruett, Dick Ni and
                  Annie Ni. Exhibit 10.32 to the 1992 Form 10-K is incorporated by reference.

        10.31     Severance Agreement dated March 15, 1996, between the Registrant and Sean
                  M. Maloy -- Exhibit 10.24 to the 1996 Form 10-K is incorporated by reference.
        10.32+    Executive Bonus Plan for Fiscal 1998.
        10.33     PurePulse Technologies, Inc. 1994 Stock Option Plan -- Exhibit 10.26 to the
                  1996 Form 10-K is incorporated by reference.
        10.34+    Maxwell Federal Division, Inc. 1996 Stock Option Plan.
        10.35+    Maxwell Energy Products, Inc. 1996 Stock Option Plan.
        10.36+    I-Bus, Inc. 1996 Stock Option Plan.
        10.37+    Maxwell Information Systems, Inc. 1996 Stock Option Plan.
        10.38+    Amendment Number One to the Maxwell Laboratories, Inc. 1994 Employee Stock
                  Purchase Plan, effective as of April 30, 1997.
        21.1+     List of subsidiaries of the Registrant.
        23.1+     Consent of Ernst & Young LLP, Independent Auditors.
        27+       Financial Data Schedule.

     (b) REPORTS ON FORM 8-K.

     The Registrant filed no Reports on Form 8-K during the fourth quarter of its fiscal year ended July 31, 1997.
---------------

+  Filed herewith.

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors.....................................   F-2
Consolidated Balance Sheets at July 31, 1996 and 1997.................................   F-3
Consolidated Statement of Operations for the Years Ended July 31, 1995, 1996 and
  1997................................................................................   F-4
Consolidated Statement of Stockholders' Equity for the Three Years Ended July 31,
  1997................................................................................   F-5
Consolidated Statement of Cash Flows for the Years Ended July 31, 1995, 1996 and
  1997................................................................................   F-6
Notes to Consolidated Financial Statements............................................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Maxwell Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Maxwell Technologies, Inc., and subsidiaries as of July 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Technologies, Inc., and subsidiaries at July 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 8 to the consolidated financial statements, in 1996 the Company changed its method of assessing the impairment of long-lived assets in accordance with the adoption of Statement of Financial Accounting Standards No. 121.

                                                 /s/ ERNST & YOUNG LLP

San Diego, California
September 12, 1997

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                JULY 31,
                                                                           -------------------
                                                                            1996        1997
                                                                           -------     -------
ASSETS
Current assets:
  Cash and cash equivalents..............................................  $ 1,465     $   826
  Accounts receivable:
     Trade and other, less allowance for doubtful accounts of $440 and
      $350 at July 31, 1996 and 1997, respectively.......................    8,656       9,391
     Long-term contracts (Note 2)........................................    6,917       9,221
                                                                           -------     -------
                                                                            15,573      18,612
  Inventories and inventoried costs relating to long-term contracts (Note
     11).................................................................    6,808       8,722
  Recoverable income taxes...............................................      740          --
  Prepaid expenses.......................................................      548       1,203
  Deferred income taxes..................................................      161         161
                                                                           -------     -------
     Total current assets................................................   25,295      29,524
Property, plant and equipment, net (Note 11).............................   14,809      16,929
Deposits and other.......................................................      620         667
                                                                           -------     -------
                                                                           $40,724     $47,120
                                                                           =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................  $14,231     $13,640
  Accrued employee compensation..........................................    2,866       4,465
  Current portion of long-term debt......................................      910         511
                                                                           -------     -------
     Total current liabilities...........................................   18,007      18,616
Long-term debt (Note 3)..................................................    1,018         465
Minority interest and additional amounts contributed.....................      954         629
Commitments and contingencies (Notes 6 and 9)
Stockholders' equity (Note 4):
  Common stock, $0.10 par value, 20,000 shares authorized, 5,687 and
     6,143 shares issued and outstanding at July 31, 1996 and 1997,
     respectively........................................................      568         614
  Additional paid-in capital.............................................   19,752      22,364
  Deferred compensation..................................................     (605)       (622)
  Retained earnings......................................................    1,030       5,054
                                                                           -------     -------
     Total stockholders' equity..........................................   20,745      27,410
                                                                           -------     -------
                                                                           $40,724     $47,120
                                                                           =======     =======

                            See accompanying notes.

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED JULY 31,
                                                              ---------------------------------
                                                               1995         1996         1997
                                                              -------     --------     --------
Sales.......................................................  $75,004     $ 80,911     $101,411
Cost of sales...............................................   56,447       65,893       70,107
                                                              -------     --------     --------
  Gross profit..............................................   18,557       15,018       31,304
Operating expenses:
  Selling, general and administrative expenses..............   13,636       15,564       21,900
  Research and development expenses.........................    5,038        5,081        5,303
  Restructure and asset impairment losses (Note 8)..........       --        5,703           --
                                                              -------     --------     --------
     Total operating expenses...............................   18,674       26,348       27,203
                                                              -------     --------     --------
Operating income (loss).....................................     (117)     (11,330)       4,101
Interest expense............................................      315          329          173
Other-net (Note 11).........................................     (848)        (398)        (150)
                                                              -------     --------     --------
Income (loss) before income taxes, minority interest and
  loss from cumulative effect of change in accounting
  principle.................................................      416      (11,261)       4,078
Income tax expense (benefit) (Note 5).......................       15        1,296           --
Minority interest in net income of subsidiary...............       86           50           54
Loss from cumulative effect of change in accounting
  principle (Note 8)........................................       --        2,569           --
                                                              -------     --------     --------
Net income (loss)...........................................  $   315     $(15,176)    $  4,024
                                                              =======     ========     ========
Earnings (loss) per share:
     Income (loss) per share before cumulative effect of
       change in accounting principle.......................  $  0.06     $  (2.29)    $   0.60
                                                              =======     ========     ========
     Net income (loss) per share............................  $  0.06     $  (2.76)    $   0.60
                                                              =======     ========     ========

                            See accompanying notes.

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          THREE YEARS ENDED JULY 31, 1997
                                         -----------------------------------------------------------------
                                                                                                 TOTAL
                                         COMMON     ADDITIONAL        DEFERRED     RETAINED   STOCKHOLDERS'
                                         STOCK    PAID-IN CAPITAL   COMPENSATION   EARNINGS      EQUITY
                                         ------   ---------------   ------------   --------   ------------
Balance at August 1, 1994...............  $534        $18,535          $   --      $ 15,891     $ 34,960
  Issuance of 28,424 shares under stock
     purchase plans.....................     3             86              --            --           89
  Net income for the year...............    --             --              --           315          315
                                          ----        -------           -----      --------     --------
Balance at July 31, 1995................   537         18,621              --        16,206       35,364
  Issuance of 37,684 shares under stock
     option plans.......................     4            152              --            --          156
  Issuance of 93,112 shares under stock
     purchase plans.....................     9            352              --            --          361
  Deferred compensation related to
     issuance of 177,960 shares.........    18            627            (645)           --           --
  Amortization of deferred
     compensation.......................    --             --              40            --           40
  Net loss for the year.................    --             --              --       (15,176)     (15,176)
                                          ----        -------           -----      --------     --------
Balance at July 31, 1996................   568         19,752            (605)        1,030       20,745
  Issuance of 406,656 shares under stock
     option plans.......................    41          1,985              --            --        2,026
  Issuance of 39,129 shares under stock
     purchase plans.....................     4            438              --            --          442
  Deferred compensation related to
     issuance of 10,000 shares..........     1            189            (190)           --           --
  Amortization of deferred
     compensation.......................    --             --             173            --          173
  Net income for the year...............    --             --              --         4,024        4,024
                                          ----        -------           -----      --------     --------
Balance at July 31, 1997................  $614        $22,364          $ (622)     $  5,054     $ 27,410
                                          ====        =======           =====      ========     ========

                            See accompanying notes.

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED JULY 31,
                                                               --------------------------------
                                                                1995         1996        1997
                                                               -------     --------     -------
Operating activities:
  Net income (loss)........................................... $   315     $(15,176)    $ 4,024
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization.......................   2,907        2,128       2,587
          Restructure and asset impairment losses.............      --        5,960          --
          Loss from cumulative effect of change in accounting
            principle.........................................      --        2,569          --
          Provision for losses on accounts receivable.........      45          105         184
          Loss on sales of property and equipment.............     122          118          10
          Deferred income taxes...............................     820        1,124          --
          Minority interest in net income of subsidiary.......      86           50          54
          Deferred compensation...............................      --           40         173
          Changes in operating assets and liabilities:
            Accounts receivable...............................     (52)         252      (3,223)
            Inventories.......................................     369         (469)     (1,914)
            Prepaid expenses and other........................     150          614        (702)
            Accounts payable..................................    (525)       2,153        (683)
            Accrued employee compensation.....................    (255)         185       1,599
            Income taxes payable/recoverable..................    (797)         121         832
                                                               -------     --------     -------
               Net cash provided by (used in) operating
                 activities...................................   3,185         (226)      2,941
Investing activities:
  Purchases of property, plant and equipment..................  (2,951)      (1,976)     (4,725)
  Proceeds from sales of property and equipment...............      80            6           8
                                                               -------     --------     -------
               Net cash used in investing activities..........  (2,871)      (1,970)     (4,717)
Financing activities:
  Principal payments on long-term debt........................    (929)        (909)       (952)
  Proceeds from issuance of Company and subsidiary stock......      89          517       2,502
  Repurchase of subsidiary stock..............................      --           --        (413)
                                                               -------     --------     -------
               Net cash provided by (used in) financing
                 activities...................................    (840)        (392)      1,137
                                                               -------     --------     -------
               Decrease in cash and cash equivalents..........    (526)      (2,588)       (639)
Cash and cash equivalents at beginning of year................   4,579        4,053       1,465
                                                               -------     --------     -------
               Cash and cash equivalents at end of year....... $ 4,053     $  1,465     $   826
                                                               =======     ========     =======

                            See accompanying notes.

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     The Company is a leader in pulsed power technologies, providing pulsed power based systems and components for a wide range of commercial applications and research and development for both commercial customers and the United States government. The Company also offers industrial computers and subsystems, primarily to OEMs in computer telephony and other markets, and software products and services, both for government research and for various commercial applications.

  Consolidation and Minority Interest Amounts

     The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

  Cash Equivalents

     The Company classifies all highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

  Inventories

     Inventories are stated at the lower of cost (principally average cost method) or market.

  Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets (three to thirty years). Depreciation and amortization of property, plant and equipment amounted to $3,415,000, $2,507,000 and $2,587,000 in fiscal 1995, 1996 and 1997, respectively.

  Revenue Recognition

     The Company recognizes substantially all revenue from the sale of manufactured products and short-term fixed price contracts upon shipment of products or completion of services. Revenues, including estimated profits, on long-term fixed price contracts are recognized as costs are incurred. Revenues, including fees earned, on cost plus contracts are also recognized as costs are incurred. Contract revenue is reflected in the Company's sales and includes amounts received from the United States government and commercial customers for the funded research and development efforts of the Company. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

  Earnings (Loss) Per Share

     The computation of net income (loss) per share is based on the weighted average shares of Common Stock outstanding plus the dilutive effects of Common Stock equivalents arising from stock options. The weighted average number of Common and Common equivalent shares outstanding was 5,356,000, 5,494,000 and 6,644,000 in fiscal 1995, 1996 and 1997, respectively. Net income (loss) per share was unchanged on a fully-diluted basis.

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Under Financial Accounting Standards Board Statement No. 128, Earnings Per Share, the Company must change the method used to compute earnings per share in fiscal 1998 and restate all prior periods. Under the new standard, the dilutive effect of stock options will be excluded from basic earnings per share. The impact is expected to result in the following basic net income (loss) per share for the three years ended July 31:

                                                             1995       1996      1997
                                                             -----     ------     -----
        Primary net income (loss) per share, as reported...  $0.06     $(2.76)    $0.60
                                                             -----     ------     -----
        Basic net income (loss) per share, as restated
          under Statement No. 128..........................  $0.06     $(2.76)    $0.68
                                                             =====     ======     =====

     The impact of Statement No. 128 on the calculation of diluted net income
(loss) per share for the above periods is not expected to be material.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Several of the industries in which the Company operates are characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for product returns, product obsolescence as well as other matters. Historically, actual amounts recorded have not varied significantly from estimated amounts.

  Stock Split

     In November 1996, the Company declared a 2-for-1 stock split of the Company's common shares, effected as a 100% stock dividend that was distributed on December 17, 1996 to stockholders of record as of November 26, 1996. Common stock accounts, earnings per share and weighted average number of share amounts from prior periods have been restated to reflect the stock split.

NOTE 2 -- ACCOUNTS RECEIVABLE

     The following tabulation shows the component elements of accounts receivable from long-term contracts at July 31:

                                                                      1996       1997
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        U.S. Government:
          Amounts billed...........................................  $2,832     $2,108
          Amounts unbilled.........................................     427      1,326
          Retainage due upon completion of contracts...............     312        287
        Commercial customers:
          Amounts billed...........................................     988      2,693
          Amounts unbilled.........................................   2,358      2,681
          Retainage due upon completion of contracts...............      --        126
                                                                     ------     ------
                                                                     $6,917     $9,221
                                                                     ======     ======

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 2 -- ACCOUNTS RECEIVABLE (CONTINUED)
     The balances billed but not paid by customers pursuant to retainage provisions under long-term contracts will be due upon completion of the contracts and acceptance by the customers. Substantially all unbilled receivables at July 31, 1997 are expected to become due and payable within the next year.

NOTE 3 -- LONG-TERM DEBT AND CREDIT AGREEMENTS

     Long-term debt consisted of the following at July 31:

                                                                       1996      1997
                                                                      ------     ----
                                                                      (IN THOUSANDS)
        Variable rate note payable to a bank, due $42,000 monthly
          plus interest.............................................  $1,292     $750
        10.0% fixed rate promissory note, due $3,000 monthly........     236      226
        7.75% fixed rate note payable to a bank, due $100,000
          quarterly plus interest...................................     400       --
                                                                      ------     ----
                                                                       1,928      976
        Less current portion........................................     910      511
                                                                      ------     ----
                                                                      $1,018     $465
                                                                      ======     ====

     The variable rate bank note is unsecured and bears interest at the bank's prime rate plus one-half of one percent (9% at July 31, 1997). This bank note contains certain restrictive covenants relating to net-worth, net-worth-ratio and quarterly operating results.

     Maturities of long-term debt for each of the five years ending July 31, 2002 are: 1998-$511,000; 1999-$263,000; 2000-$14,000; 2001-$16,000; and
2002-$17,000.

     The Company also has an unsecured two-year bank line of credit agreement under which the Company may borrow up to $10 million at the bank's prime rate, or at LIBOR plus 1.75%. At July 31, 1997, there were no outstanding borrowings under the line. The line of credit agreement provides that neither the Company nor any of its subsidiaries may, directly or indirectly, make any distributions of cash dividends.

NOTE 4 -- STOCK PLANS

  Stock Option Plans

     In December 1995, the Company adopted the 1995 Stock Option Plan under which 500,000 shares of Common Stock were reserved for future grant. In January 1997, an additional 300,000 shares were reserved for future issuance. This Plan, and the Company's Director Stock Option Plan provide for granting either Incentive Stock Options or Non-Qualified Stock Options to employees and non-employee members of the Company's Board of Directors, respectively. Options are also outstanding under an expired stock option plan. The options granted under these plans are to purchase Common Stock at not less than fair market value at the date of grant. Employee options are generally exercisable in cumulative annual installments of 30 percent or 20 percent, while options in the Director Option Plan are exercisable in full one year after date of grant. All options have terms of five to ten years.

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 4 -- STOCK PLANS (CONTINUED)
     The following table summarizes Company stock option activity for the three years ended July 31, 1997.

                                                                NUMBER         WEIGHTED
                                                               OF SHARES     AVERAGE PRICE
                                                               ---------     -------------
        Balance at August 1, 1994............................    771,758        $  5.38
          Granted............................................    224,000        $  3.77
          Exercised..........................................         --             --
          Expired or forfeited...............................   (278,014)       $  5.49
                                                                --------
        Balance at July 31, 1995.............................    717,744        $  4.84
          Granted............................................    623,600        $  4.31
          Exercised..........................................    (37,684)       $  4.13
          Expired or forfeited...............................   (107,634)       $  5.05
                                                                --------
        Balance at July 31, 1996.............................  1,196,026        $  4.57
          Granted............................................    373,700        $ 15.95
          Exercised..........................................   (406,656)       $  4.61
          Expired or forfeited...............................   (108,390)       $  4.42
                                                                --------
        Outstanding at July 31, 1997.........................  1,054,680        $  8.60
                                                                ========
        Available for future grant under the 1995 Stock
          Option Plan........................................     83,300
                                                                ========
        Available for future grant under the Director Option
          Plan...............................................    124,584
                                                                ========

     In addition, the Company has established separate stock option plans for its five principal operating subsidiaries. During fiscal 1997, options to purchase various shares of subsidiary stock were granted at the estimated fair value of the subsidiary shares, as determined by an independent outside appraisal. Options outstanding at July 31, 1997 amount to 10.3% to 13.6% of each subsidiary's outstanding common stock.

     The following table summarizes information concerning outstanding and exercisable stock options at July 31, 1997.

                                                    WEIGHTED
                                      WEIGHTED       AVERAGE                       WEIGHTED
                                      AVERAGE       REMAINING                      AVERAGE
RANGE OF EXERCISE       NUMBER        EXERCISE     CONTRACTUAL       NUMBER        EXERCISE
     PRICES           OUTSTANDING      PRICE          LIFE         EXERCISABLE      PRICE
-----------------     -----------     --------     -----------     -----------     --------
$ 3.56 -  5.00           476,400       $ 3.96       6.4 years        169,875        $ 4.08
$ 5.12 -  7.25           266,580       $ 6.23       3.7 years        164,580        $ 5.73
$11.00 - 20.63           311,700       $15.73       5.0 years             --        $   --
                       ---------                                     -------
                       1,054,680                                     334,455
                       =========                                     =======

     The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in 1996 or 1997. If the Company had elected to recognize compensation cost

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 4 -- STOCK PLANS (CONTINUED)
based on the fair value method prescribed by Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro-forma amounts indicated below:

                                                                  YEAR ENDED JULY 31,
                                                                  --------------------
                                                                    1996         1997
                                                                  --------      ------
                                                                     (IN THOUSANDS,
                                                                    EXCEPT PER SHARE
                                                                         DATA)
        Net income (loss)
          As reported...........................................  $(15,176)     $4,024
          Pro forma.............................................   (15,305)      3,405

        Net income (loss) per share
          As reported...........................................  $  (2.76)     $ 0.60
          Pro forma.............................................     (2.78)       0.51

     The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculations; accordingly, the 1996 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at date of grant was estimated using the Black-Scholes option-pricing model with assumptions for both 1996 and 1997 as follows: risk-free interest rate of 6.0%; dividend yield of 0%; volatility factor of 52%; and a weighted-average expected term of 3 years. The fair value of subsidiary options at date of grant was estimated using the Minimum Value option-pricing model, which is similar to the Black-Scholes model except that it excludes the factor for volatility since there is no public market for the subsidiary shares. The estimated weighted average fair value at grant date for Company options granted during 1996 and 1997 was $1.74 and $7.33 per option, respectively.

  Stock Purchase Plans

     In December 1994, the Company established the 1994 Employee Stock Purchase Plan and a Director Stock Purchase Plan. The employee plan permits substantially all employees to purchase Common Stock through payroll deductions at 85% of the lower of the trading price of the Stock at the beginning or at the end of each six-month offering period. The director plan permits non-employee directors to purchase Common Stock at 100% of the trading price of the Stock on the date a request for purchase is received. In fiscal years 1996 and 1997, 93,112 and 39,129 shares were issued under the two plans for an aggregate of $361,000 and $442,000, respectively. At July 31, 1997, 339,335 shares are reserved for future issuance under these plans.

  Stockholder Rights Plan

     In 1989, the Company adopted a Stockholder Rights Plan, and subsequently distributed one nonvoting Common Stock purchase right ("Right") for each outstanding share of Common Stock. The Rights are not exercisable and will not trade separately from the Common Stock unless a person or group acquires, or makes a tender offer for, 20% or more of the Company's Common Stock. Initially, each Right entitles the registered holder to purchase one-half of a share of Company Common Stock at a price of $16.25 per one-half share, subject to certain anti-dilution adjustments. The Rights expire on June 20, 1999.

     If the Rights become exercisable and certain conditions are met, then each Right not owned by the acquiring person or group will entitle its holder to receive, upon exercise, Company Common Stock having a market value of four times the exercise price of the Right. These provisions will not apply if a majority of the Board of Directors determines that the acquisition or other business combination is in the best interest of the stockholders. In addition, the Company may redeem the Rights at a price of $0.01 per Right, subject to certain restrictions.

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 4 -- STOCK PLANS (CONTINUED)
  Deferred Compensation

     In 1996 and 1997, one of the executive officers of the Company was granted shares of the Company's Common Stock subject to certain restrictions. The shares vest over four year periods, and at the respective grant dates, the shares issued in fiscal 1996 had a value of approximately $645,000, while the shares issued in fiscal 1997 had a value of approximately $190,000. Those values, net of accumulated amortization, are shown as deferred compensation in the stockholder's equity section of the Balance Sheet. The deferred compensation is being amortized to expense over the four year vesting periods, and such amortization totaled $40,000 and $173,000 in fiscal 1996 and 1997, respectively.

NOTE 5 -- INCOME TAXES

     Income taxes (credit) are as follows for the years ended July 31:

                                                            1995       1996       1997
                                                            -----     ------     ------
                                                                  (IN THOUSANDS)
        Federal:
          Current.........................................  $(634)    $  128     $   --
          Deferred........................................    604        814         --
                                                            ------    ------     ------
                                                              (30)       942         --
        State:
          Current.........................................   (171)        44         --
          Deferred........................................    216        310         --
                                                            ------    ------     ------
                                                               45        354         --
                                                            ------    ------     ------
                                                            $  15     $1,296     $   --
                                                            ======    ======     ======

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 5 -- INCOME TAXES (CONTINUED)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities are as follows at July 31:

                                                              1995       1996        1997
                                                             ------     -------     -------
                                                                     (IN THOUSANDS)
    Deferred tax assets:
      Uniform capitalization, contract and inventory-related
         reserves........................................... $  723     $ 1,542     $ 1,465
      Environmental and restructure reserves................    495       1,606       1,195
      Asset write-downs under FASB Statement No. 121........     --       1,062         943
      Accrued vacation......................................    551         506         594
      Allowance for doubtful accounts.......................    217         259         321
      Other.................................................    239         426         313
      NOL carryforwards.....................................    300       2,500       1,800
      Valuation allowance...................................   (300)     (7,015)     (5,814)
                                                             ------     -------     -------
              Total deferred tax assets.....................  2,225         886         817
                                                             ------     -------     -------
    Deferred tax liabilities:
      Tax over book depreciation............................    802         617         656
      Deferred contract income recognition..................    134         108          --
      Other.................................................      4          --          --
                                                             ------     -------     -------
              Total deferred tax liabilities................    940         725         656
                                                             ------     -------     -------
              Net deferred tax assets....................... $1,285     $   161     $   161
                                                             ======     =======     =======

     As the Company cannot carry losses back to prior years, and had a loss in the prior year, a valuation allowance is provided on the net operating loss carryforwards and net deferred income tax assets of the parent company. The valuation allowance at July 31, 1997 includes approximately $700,000 relating to employee stock option and stock purchase plan activity, which upon realization will result in a credit to additional paid-in capital. Income tax expense in fiscal year 1996 was to provide for a valuation allowance on beginning of year net deferred tax assets, and to provide for income tax expense at the PurePulse Technologies subsidiary, which filed a separate tax return for that year.

     As of July 31, 1997, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $4,300,000 and $3,400,000, respectively. The federal loss carryforward expires in fiscal year 2011, while the state loss carryforwards expire in fiscal years 1999 through 2001.

     The effective income tax rate varied from the statutory federal income tax rate as follows:

                                                              1995      1996      1997
                                                              -----     -----     -----
        Statutory federal income tax rate...................   34.0%    (34.0)%    34.0%
        State income taxes, net of federal tax benefit......    7.3      (6.0)      6.0
        Utilization of net operating loss carryforwards.....     --        --     (40.0)
        Amortization of minority interest...................  (41.5)     (1.1)       --
        Valuation allowance and other items.................    3.8      52.6        --
                                                              -----     -----     -----
        Effective income tax rate...........................    3.6%     11.5%       --%
                                                              =====     =====     =====

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 6 -- LEASES

     Rental expense amounted to $2,110,000, $1,992,000 and $1,831,000 in fiscal 1995, 1996 and 1997, respectively, and was incurred primarily for building rental. Future minimum rental commitments as of July 31, 1997, are as follows (in thousands):

                1998...............................................  $ 2,126
                1999...............................................    2,063
                2000...............................................    1,827
                2001...............................................    1,587
                2002...............................................    1,117
                Thereafter.........................................    2,672
                                                                     -------
                                                                     $11,392
                                                                     =======

     Certain leases include renewal options for periods ranging from one to twenty-five years and are subject to rental adjustment based on consumer price indices. Substantially all leases provide that the Company pay for property taxes, insurance, and repairs and maintenance.

NOTE 7 -- EMPLOYEE BENEFIT PLAN

     Substantially all employees are eligible to elect coverage under a contributory employee savings plan which provides for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company's matching contributions under this plan totaled $568,000, $541,000 and $592,000 in fiscal 1995, 1996 and 1997, respectively.

NOTE 8 -- IMPAIRMENT LOSSES, RESTRUCTURING AND OTHER CHARGES

     In fiscal 1996, the Company recorded $14.4 million of pre-tax charges primarily in the second and third quarters. Of this amount, $9.5 million was recorded during the first two quarters, and included asset write-downs due to the adoption of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, an increase in the valuation allowance against the Company's net deferred income tax assets, the cost, primarily in the form of inventory reserves, of re-positioning the Sierra Capacitor/Filter operation to focus on a new commercial business area, and other operational reserves primarily associated with fixed-price contracts and inventory. The $4.9 million charge in the third quarter resulted primarily from costs associated with management changes and a restructuring of the Company's business units.

     Of the first and second quarter charge, $4.1 million is attributable to the January 1996 adoption of FASB Statement No. 121. Statement 121 requires that the carrying amount of certain long-lived assets be written down if an impairment in value is determined to exist and the assets are not supported by adequate anticipated future cash flows, as defined by the FASB. Upon adoption of Statement 121, the Company recorded impairment losses to reflect the difference between pre-adoption carrying values and the estimated fair values of the assets subject to review, of which approximately $2.6 million was recorded in restated first quarter results as the cumulative effect of a change in accounting principle, and the balance of $1.5 million impacted second quarter results. These assets included primarily facilities and equipment associated with the chemical analytical services group, and certain other equipment not currently in substantive use. The chemical analytical services business was not profitable in fiscal 1996, and the Company began exploring its possible sale during the first quarter of fiscal 1996. The business was sold in June 1996. The estimated fair values of the assets were determined by reference to comparable asset sales, lease values, or estimated discounted future cash flows. The facilities subject to the impairment loss are corporate assets, and the chemistry group

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 8 -- IMPAIRMENT LOSSES, RESTRUCTURING AND OTHER CHARGES (CONTINUED) equipment as well as the majority of the under-utilized equipment subject to impairment are from the Company's Technology Programs and Systems business segment.

NOTE 9 -- ENVIRONMENTAL MATTER

     In 1992, the Company and approximately 40 other potentially responsible parties signed a consent order with the State of California with respect to costs to be incurred at a recycling facility to characterize and remediate hazardous substances. To date, the site has been characterized, and the Company and the other potentially responsible parties have paid substantially all of their respective shares of the costs of such characterization. The estimated cost of monitoring and remediation activities, of which the Company's share is currently estimated at approximately 3.5%, totals approximately $23 million. Approximately $21 million of this amount will consist of maintenance, monitoring and related costs to be incurred over a 25-30 year period. The Company has accrued its share of such estimated costs; on the basis of amounts accrued by the Company, it is management's opinion that any additional liability resulting from this situation will not have a material effect on the Company's financial statements.

NOTE 10 -- BUSINESS SEGMENTS

     For purposes of analyzing and understanding the financial statements, the Company's operations have been classified into the following business segments:

          Power Conversion Products: Includes design, development and manufacture of electrical components and subsystems, including products that capitalize on pulsed power such as ultracapacitors, microbial purification systems, high voltage capacitors and other electrical components and EMI filter capacitors.

          Industrial Computers and Subsystems: Includes design and manufacture of standard, custom and semi-custom industrial computer modules, platforms and fully integrated systems primarily for OEMs.

          Technology Programs and Systems: Includes research and development programs in pulsed power, pulsed power systems design and construction, weapons effects simulation and computer-based analytic services, primarily for the Department of Defense.

          Information Products and Services: Includes design, development and integration of software products and services including job cost accounting and management information systems and other software products including applications for the Internet, as well as wide-area and local-area network and software integration services.

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 10 -- BUSINESS SEGMENTS (CONTINUED)
     Business segment financial data for the three years ended July 31 is as follows:

                                                               1995         1996         1997
                                                              -------     --------     --------
                                                                       (IN THOUSANDS)
Sales:
  Power Conversion Products.................................  $15,207     $ 16,448     $ 27,039
  Industrial Computers and Subsystems.......................   23,319       26,131       34,259
  Technology Programs and Systems...........................   31,064       30,198       31,087
  Information Products and Services.........................    5,414        8,134        9,026
                                                              -------     --------     --------
          Consolidated total................................  $75,004     $ 80,911     $101,411
                                                              =======     ========     ========
Operating profit (loss):
  Power Conversion Products.................................  $  (561)    $   (752)    $  2,482
  Industrial Computers and Subsystems.......................    2,287        1,078        2,417
  Technology Programs and Systems...........................    1,550        2,131        1,804
  Information Products and Services.........................   (1,097)      (3,680)      (2,886)
                                                              -------     --------     --------
          Total operating profit (loss).....................    2,179       (1,223)       3,817
  Corporate expenses and revenues...........................   (1,448)      (9,709)         434
  Interest expense..........................................     (315)        (329)        (173)
                                                              -------     --------     --------
          Income (loss) before income taxes, minority
            interest and cumulative effect of change in
            accounting principle............................  $   416     $(11,261)    $  4,078
                                                              =======     ========     ========
Identifiable assets:
  Power Conversion Products.................................  $13,932     $ 11,253     $ 12,299
  Industrial Computers and Subsystems.......................    8,000        9,166       12,167
  Technology Programs and Systems...........................   12,640        7,586        8,298
  Information Products and Services.........................    3,893        3,136        5,920
  Corporate.................................................   13,905        9,583        8,436
                                                              -------     --------     --------
          Consolidated total................................  $52,370     $ 40,724     $ 47,120
                                                              =======     ========     ========
Depreciation and amortization:
  Power Conversion Products.................................  $ 1,138     $    763     $    887
  Industrial Computers and Subsystems.......................      260          316          469
  Technology Programs and Systems...........................    1,563          994          647
  Information Products and Services.........................       61          162          258
  Corporate.................................................      393          272          326
                                                              -------     --------     --------
          Consolidated total................................  $ 3,415     $  2,507     $  2,587
                                                              =======     ========     ========
Capital expenditures:
  Power Conversion Products.................................  $ 1,078     $    670     $  1,768
  Industrial Computers and Subsystems.......................      337          529          992
  Technology Programs and Systems...........................    1,034          240          424
  Information Products and Services.........................      435          482        1,231
  Corporate.................................................       67           55          310
                                                              -------     --------     --------
          Consolidated total................................  $ 2,951     $  1,976     $  4,725
                                                              =======     ========     ========

     Intersegment sales are insignificant. Operating profit (loss) is sales less cost of sales and operating expenses, excluding interest expense and corporate expenses and revenues. Corporate expenses in fiscal 1996

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 10 -- BUSINESS SEGMENTS (CONTINUED) include certain restructuring costs and asset writedowns relating to the adoption of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Identifiable assets by segment include the assets directly identified with those segments. Corporate assets consist primarily of cash and cash equivalents, facilities and land, and, as of July 31, 1997, certain telecommunications, computers and networking equipment of the Company .

     Sales under United States government contracts and subcontracts are primarily in the Technology Programs and Systems business segment, and aggregated $32,120,000, $32,622,000 and $33,526,000, in fiscal 1995, 1996, and
1997, respectively. The portion of such sales to the United States Air Force in fiscal 1997 amounted to 14.0% of total Company sales in that year. A customer of the Industrial Computers and Subsystems business segment represented 11.9% of total sales of the Company in fiscal 1997.

     International sales amounted to $7,318,000, $7,555,000 and $12,609,000 in fiscal 1995, 1996, and 1997, respectively, principally to countries in Europe and the Pacific Rim.

NOTE 11 -- SUPPLEMENTARY FINANCIAL INFORMATION

     Inventories and inventoried costs relating to long-term contracts are classified as follows at July 31:

                                                                1996        1997
                                                               -------     -------
                                                                 (IN THOUSANDS)
            Finished goods...................................  $   714     $ 1,793
            Costs under long-term contracts..................      226          --
            Work in process..................................    1,610         882
            Raw materials and purchased parts................    4,258       6,047
                                                               -------     -------
                                                               $ 6,808     $ 8,722
                                                               =======     =======

     Property, plant and equipment consist of the following at July 31:

                                                                1996        1997
                                                               -------     -------
                                                                 (IN THOUSANDS)
            Land and land improvements.......................  $ 3,470     $ 3,470
            Buildings and building improvements..............    7,448       7,581
            Machinery and equipment..........................   23,267      25,939
            Office furniture and equipment...................    7,249       7,861
            Leasehold improvements...........................    3,347       3,462
                                                               -------     -------
                                                                44,781      48,313
            Less allowances for depreciation and
              amortization...................................   30,192      32,113
                                                               -------     -------
                                                                14,589      16,200
            Construction in progress.........................      220         729
                                                               -------     -------
                                                               $14,809     $16,929
                                                               =======     =======

     Accounts payable consist of the following at July 31:

                                                                1996        1997
                                                               -------     -------
                                                                 (IN THOUSANDS)
            Accounts payable and accrued expenses............  $11,618     $10,516
            Environmental reserves...........................    1,620       1,252
            Customer advances................................      993       1,872
                                                               -------     -------
                                                               $14,231     $13,640
                                                               =======     =======

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 11 -- SUPPLEMENTARY FINANCIAL INFORMATION (CONTINUED)
     Included in Other-net in fiscal 1995 and 1996 is the amortization into income over a three-year period of amounts contributed by minority stockholders upon the organization of the Company's PurePulse Technologies, Inc. subsidiary over such stockholders' proportionate share of PurePulse Technologies' equity. These amounts were fully amortized at the end of the third quarter of fiscal 1996, and amounted to $508,000 and $379,000 in fiscal 1995 and 1996, respectively. Also included in Other-net is interest income of $358,000, $128,000 and $147,000 in fiscal 1995, 1996 and 1997, respectively.

     Financial instruments which subject the Company to potential concentrations of credit risk consist principally of investments in cash equivalents and accounts receivable. The Company invests its excess cash with major corporate and financial institutions and in United States government backed securities. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity, and has not experienced any losses on these investments. The Company's accounts receivable result from contracts with the United States government, as well as contract and product sales to non-government customers in various industries. The Company performs ongoing credit evaluations of selected non-government customers and generally requires no collateral.

     Supplemental disclosure of cash flow information consists of the following for the three years ended July 31:

                                                           1995     1996     1997
                                                           ----     ----     -----
                                                               (IN THOUSANDS)
            Cash paid (refunded) for:
              Interest...................................  $315     $329     $ 173
              Income taxes...............................  $(11)    $152     $(831)
            Non-cash activities:
              Issuance of Common Stock in connection with
                 deferred compensation agreement.........  $ --     $645     $ 190

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on this 30th day of September, 1997.

                                          MAXWELL TECHNOLOGIES, INC.

                                          By:   /s/ KENNETH F. POTASHNER
                                            ------------------------------------
                                            Kenneth F. Potashner
                                            Chairman, Chief Executive Officer
                                              and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  -------------------

          /s/ KENNETH F. POTASHNER             Chairman, Chief Executive      September 30, 1997
---------------------------------------------  Officer, President and
            Kenneth F. Potashner               Director (Principal
                                               Executive Officer)

            /s/ GARY J. DAVIDSON               Vice President-Finance and     September 30, 1997
---------------------------------------------  Administration, Treasurer
              Gary J. Davidson                 and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)
             /s/ DONN A. STARRY                Director                       September 30, 1997
---------------------------------------------
               Donn A. Starry

           /s/ LEWIS J. COLBY, JR.             Director                       September 30, 1997
---------------------------------------------
             Lewis J. Colby, Jr.

            /s/ THOMAS L. HORGAN               Director                       September 30, 1997
---------------------------------------------
              Thomas L. Horgan

              /s/ ALAN C. KOLB                 Director                       September 30, 1997
---------------------------------------------
                Alan C. Kolb

            /s/ KARL M. SAMUELIAN              Director                       September 30, 1997
---------------------------------------------
              Karl M. Samuelian

            /s/ THOMAS B. HAYWARD              Director                       September 30, 1997
---------------------------------------------
              Thomas B. Hayward