Form 10-K/A
period 1997-07-31
MAXWELL LABORATORIES INC /DE/
filed 1997-11-26
CIK 319815

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
FOR THE FISCAL YEAR ENDED JULY 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD FROM _____ TO _____.

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

                                YES [X]  NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on November 21, 1997, based on the closing price at which the Common Stock was sold on Nasdaq as of November 21, 1997, was $29.50.

     The number of shares of the Registrant's Common Stock outstanding as of November 21, 1997 was 7,770,345 shares.

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

        The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended July 31, 1997, as set forth below:


                                     PART I

ITEM 1. BUSINESS

        1. The Registrant hereby amends the section entitled "Customers" to read in full as follows:

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

     Products and services provided to the Department of Defense constituted a substantial portion of the Company's sales in fiscal 1997, with sales to the United States Air Force constituting 14% of consolidated sales. Only one other individual customer, Lucent, accounted for more than 10% of consolidated sales. Lucent accounted for approximately 12% of consolidated fiscal 1997 sales and is a significant customer in the industrial computers and subsystems business segment. The Company's products that comprise a significant portion of its sales to Lucent have not been designed into Lucent's next generation products and the Company therefore expects that its business with Lucent will decline substantially in the second half of fiscal 1998 and subsequent periods. Customers for the Company's software products include federal, state and local government organizations such as judicial organizations and school districts, government contractors and textbook publishers.

        2. The Registrant hereby amends the section entitled "Backlog" to read in full as follows:

BACKLOG

     The Company's funded backlog as of July 31, 1997 and 1996 amounted to approximately $39 million and $38 million, respectively. The funded backlog consists of remaining funding under cost plus contracts for tasks not yet completed, remaining revenues to be recognized on contracts accounted for on a percentage of completion basis and firm orders for products not yet delivered. The Company expects to complete or deliver substantially all of its currently funded backlog within 12 months. The unfunded portion of contracts awarded was approximately $23 million and $28 million at July 31, 1997 and 1996, respectively.


        3. The Registrant hereby amends the section entitled "Government Business" to read in full as follows:

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

                                    PART III

ITEM 11. EXECUTIVE COMPENSATION

        1. The Registrant hereby amends the section entitled "Option Grants in Last Fiscal Year" to read in full as follows:

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

                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                                ANNUAL RATES OF
                                                PERCENTAGE OF                                     STOCK PRICE
                                                TOTAL OPTIONS                                  APPRECIATION FOR
                                                 GRANTED TO      EXERCISE                         OPTION TERM
                                    OPTIONS     EMPLOYEES IN       PRICE      EXPIRATION   -------------------------
         NAME AND ENTITY           GRANTED(1)    FY 1997(2)     (PER SHARE)      DATE         5%             10%
---------------------------------  ----------   -------------   -----------   ----------   --------       ----------
Kenneth F. Potashner
  Company........................     50,000        13.38%        $ 19.50       7/22/02    $613,170       $1,553,900
  Energy Products................    100,000        13.65            1.16       11/7/06      72,950          184,870
  PurePulse......................        -0-          -0-             -0-            --         -0-              -0-
  I-Bus..........................    100,000        15.17            1.15       11/7/06      72,320          183,280
  Federal........................    100,000        14.15            1.45       11/7/06      91,190          231,090
  Information Systems............    100,000        13.34             .26       11/7/06      16,350           41,440
Thomas L. Horgan
  Company........................      9,000         2.41%        $ 19.50       7/22/02    $ 48,490       $  107,140
  Energy Products................     37,500         5.12            1.16       11/7/06      27,360           69,330
  PurePulse......................     33,750        10.15             .65        8/7/06      13,800           34,960
  I-Bus..........................     37,500         5.69            1.15       11/7/06      27,120           68,730
  Federal........................     37,500         5.31            1.45       11/7/06      34,200           86,660
  Information Systems............     37,500         5.00             .26       11/7/06       6,130           15,540
Gregg L. McKee
  Company........................     10,000         2.68%        $ 19.50       7/22/02    $ 53,870       $  119,050
  Energy Products................    125,000        17.06            1.16       11/7/06      91,190          231,090
  PurePulse......................     22,500         6.77             .65        8/7/06       9,200           23,310
  I-Bus..........................     25,000         3.79            1.15       11/7/06      18,080           45,820
  Federal........................     25,000         3.54            1.45       11/7/06      22,800           57,770
  Information Systems............     25,000         3.33             .26       11/7/06       4,090           10,360
Walter P. Robertson
  Company........................      9,000         2.41%        $ 19.50       7/22/02    $ 48,490       $  107,140
                                      60,000        16.06            6.88        8/1/01     114,050          252,020
  Energy Products................     25,000         3.41            1.16       11/7/06      18,240           46,220
  PurePulse......................     22,500         6.77             .65        8/7/06       9,200           23,310
  I-Bus..........................     25,000         3.79            1.15       11/7/06      18,080           45,820
  Federal........................    100,000        14.15            1.45       11/7/06      91,190          231,090
  Information Systems............     25,000         3.33             .26       11/7/06       4,090           10,360
Donald M. Roberts
  Company........................      8,000         2.14%        $ 19.50       7/22/02    $ 43,100       $   95,240
  Energy Products................     37,500         5.12            1.16       11/7/06      27,360           69,330
  PurePulse......................     33,750        10.15             .65        8/7/06      13,800           34,960
  I-Bus..........................     37,500         5.69            1.15       11/7/06      27,120           68,730
  Federal........................     37,500         5.31            1.45       11/7/06      34,200           86,660
  Information Systems............     37,500         5.00             .26       11/7/06       6,130           15,540

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

(2) Total options for the Company include options covering 12,000 shares of Company Common Stock granted to directors of the Company under the Company's Director Stock Option Plan.

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

        2. The Registrant hereby adds the following as a new section entitled "Compensation of Directors" after the section entitled "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

COMPENSATION OF DIRECTORS

     Each director of the Company (other than Mr. Potashner and Mr. Horgan who receive no compensation other than that received as officers of the Company) receives compensation of $2,268 per quarter and $810 per Board and Committee meeting attended ($405 per Board or Committee telephonic meeting in which such director participates).

     Alan C. Kolb, a director and formerly the Chief Executive Officer of the Company, is performing consulting services for the Company. Under the consulting agreement, Dr. Kolb has agreed to consult with the Company for a substantial portion of his time and is paid $10,000 per month, with a bonus opportunity of up to 100% of such monthly fee at the discretion of the Company's Chief Executive Officer. The consulting agreement has a three-year term ending July 31, 1999, and its scope and the fees provided therein are subject to periodic reviews by the Chief Executive Officer. During fiscal 1997, Dr. Kolb received a total of $165,000 in consulting fees, including bonuses.

     The Company maintains the Maxwell Technologies, Inc. Director Stock Option Plan (the "Director Option Plan") which authorizes the granting of ten-year options to purchase an aggregate of 264,600 shares of the Company's Common Stock to non-employee directors of the Company during the ten-year term of the Director Option Plan which expires in 1999. Under the Director Option Plan, each eligible director automatically receives options to purchase 6,000 shares of Company Common Stock on the first business day following such director's initial Annual Shareholders' Meeting of the Company, and options to purchase 2,000 shares following subsequent Annual Shareholders' Meetings. The option price per share is the fair market value based on the public trading price of such shares on the date of grant. Options granted to directors vest in full on the first anniversary of the date of grant.

     The Company maintains the Maxwell Technologies, Inc. 1994 Director Stock Purchase Plan (the "Director Purchase Plan"), under which directors, other than those who are full-time employees of the Company, have the opportunity to purchase directly from the Company shares of Common Stock at 100% of the public trading price of the shares. An aggregate of 100,000 shares have been authorized for purchase by directors under the plan. The Director Purchase Plan authorizes purchases by eligible directors from and after January 1, 1995, the effective date of the plan, until the earlier of ten years thereafter or the issuance of all shares authorized for purchase.

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- STOCK PLANS

        The Registrant hereby amends "Note 4--Stock Plans" to read in full as follows:

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

                                                    WEIGHTED
                                      WEIGHTED       AVERAGE                       WEIGHTED
                                      AVERAGE       REMAINING                      AVERAGE
RANGE OF EXERCISE       NUMBER        EXERCISE     CONTRACTUAL       NUMBER        EXERCISE
     PRICES           OUTSTANDING      PRICE          LIFE         EXERCISABLE      PRICE
-----------------     -----------     --------     -----------     -----------     --------
$ 3.56 -  5.00           476,400       $ 3.96       6.4 years        169,875        $ 4.08
$ 5.12 -  7.25           266,580       $ 6.23       3.7 years        164,580        $ 5.73
$11.00 - 20.63           311,700       $17.66       5.0 years             --        $   --
                       ---------                                     -------
                       1,054,680                                     334,455
                       =========                                     =======

     The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation cost has been recognized for stock options in 1996 or 1997. If the Company had elected to recognize compensation cost based on the fair value method prescribed by Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro-forma amounts indicated below:

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

NOTE 10 -- BUSINESS SEGMENTS

        The Registrant hereby amends "Note 10--Business Segments" to read in full as follows:

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
                                                              =======     ========     ========

     Intersegment sales are insignificant. Operating profit (loss) is sales less cost of sales and operating expenses, excluding interest expense and corporate expenses and revenues. Corporate expenses in fiscal 1996 include certain restructuring costs and asset writedowns relating to the adoption of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Identifiable assets by segment include the assets directly identified with those segments. Corporate assets consist primarily of cash and cash equivalents, facilities and land, and, as of July 31, 1997, certain telecommunications, computers and networking equipment of the Company.

     Sales under United States government contracts and subcontracts are primarily in the Technology Programs and Systems business segment, and aggregated $32,120,000, $32,622,000 and $33,526,000, in fiscal 1995, 1996, and
1997, respectively. The portion of such sales to the United States Air Force in fiscal 1997 amounted to 14% of total Company sales in that year. A customer of the Industrial Computers and Subsystems business segment represented 12% of total sales of the Company in fiscal 1997.

     International sales amounted to $7,318,000, $7,555,000 and $12,609,000 in fiscal 1995, 1996, and 1997, respectively, principally to countries in Europe and the Pacific Rim.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on this 26th day of November, 1997.

                                          MAXWELL TECHNOLOGIES, INC.

                                          By:   /s/ GARY J. DAVIDSON
                                            ------------------------------------
                                            Gary J. Davidson
                                            Vice President-Finance and
                                            Administration, Treasurer and Chief
                                            Financial Officer