Form 10-Q
period 1997-10-31
MAXWELL TECHNOLOGIES INC
filed 1997-12-15
CIK 319815

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended October 31, 1997            Commission File Number 0-10964



                           MAXWELL TECHNOLOGIES, INC.

              Delaware                                IRS ID #95-2390133
                            9275 Sky Park Court
                        San Diego, California 92123
                         Telephone (619) 279-5100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   [X]          No  [ ]

As of November 30, 1997, Registrant had only one class of common stock of which there were 7,775,345 shares outstanding.

PART I - FINANCIAL STATEMENTS

                           Maxwell Technologies, Inc.

                      Consolidated Condensed Balance Sheet
                                 (in thousands)

                                     Assets

                                              October 31,     July 31,
                                                 1997           1997
                                                --------      --------
                                              (Unaudited)      (Note)
Current assets:
    Cash and cash equivalents                   $  1,022      $    826
    Accounts receivable - net                     21,409        18,612
    Inventories:
        Finished products                            961         1,793
        Work in process                            1,652           882
        Parts and raw materials                    5,715         6,047
                                                --------      --------
                                                   8,328         8,722
    Prepaid expenses                               1,412         1,203
    Deferred income taxes                            161           161
                                                --------      --------
        Total current assets                      32,332        29,524

Property, plant and equipment - net               17,380        16,929
Deposits and other assets                            869           667
                                                --------      --------
                                                $ 50,581      $ 47,120
                                                ========      ========

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                            $ 12,672      $ 13,640
    Accrued employee compensation                  3,919         4,465
    Short-term borrowings and
          current portion of long-term debt        2,611           511
                                                --------      --------
        Total current liabilities                 19,202        18,616

Long-term debt                                       337           465
Minority interest                                  1,610           629

Stockholders' equity:
    Common stock                                     641           614
    Additional paid-in capital                    22,891        22,364
    Deferred compensation                           (570)         (622)
    Retained earnings                              6,470         5,054
                                                --------      --------
                                                  29,432        27,410
                                                --------      --------
                                                $ 50,581      $ 47,120
                                                ========      ========

Note: The Balance Sheet at July 31, 1997 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

                           Maxwell Technologies, Inc.

          Consolidated Condensed Statement of Operations - (Unaudited)
                      (in thousands except per share data)

                                                                           Three Months
                                                                         Ended October 31,
                                                                      1997             1996
                                                                     -------         -------
Sales                                                                $27,756         $24,017
Cost of sales                                                         18,481          16,958
                                                                     -------         -------
    Gross profit                                                       9,275           7,059
Operating expenses:
    Selling, general and administrative expenses                       6,132           5,179
    Research and development expenses                                  1,689           1,058
                                                                     -------         -------
         Total operating expenses                                      7,821           6,237
                                                                     -------         -------
Operating income                                                       1,454             822
Interest expense                                                         105              44
Other--net                                                               (48)            (56)
                                                                     -------         -------
Income before income taxes and minority interest                       1,397             834
Income tax expense                                                        --              --
Minority interest in net income (loss) of subsidiary                     (19)             18
                                                                     -------         -------
Net income                                                           $ 1,416         $   816
                                                                     =======         =======

Earnings per share                                                   $  0.20         $  0.12
                                                                     =======         =======

Weighted average number of shares                                      6,912           6,450
                                                                     =======         =======


Note: Earnings per share is based upon weighted average number of shares of common stock outstanding and all dilutive stock options. Per share amounts are unchanged on a fully diluted basis.


See notes to consolidated condensed financial statements.

                           Maxwell Technologies, Inc.

          Consolidated Condensed Statement of Cash Flows - (Unaudited)
                                 (in thousands)


                                                                        Three Months
                                                                      Ended October 31,
                                                                     1997          1996
                                                                    -------      -------
Operating Activities:
    Net income                                                      $ 1,416      $   816
    Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
          Depreciation and amortization                                 694          725
          Deferred compensation                                          52           41
          Minority interest in net income (loss) of subsidiary          (19)          18
          Changes in operating assets and liabilities - net          (4,328)      (1,196)
                                                                    -------      -------
              Net cash provided by (used in)
                 operating activities                                (2,185)         404
                                                                    -------      -------

Investing Activities:
    Purchases of property and equipment                              (1,145)        (619)
                                                                    -------      -------
              Net cash used in
                 investing activities                                (1,145)        (619)
                                                                    -------      -------

Financing Activities:
    Principal payments on long-term debt                               (128)        (269)
    Proceeds from short-term borrowings                               2,100           --
    Proceeds from issuance of Company and subsidiary stock            1,554          995
                                                                    -------      -------
              Net cash provided by
                 financing activities                                 3,526          726
                                                                    -------      -------

              Increase in cash and
                 cash equivalents                                       196          511

    Cash and cash equivalents at beginning of period                    826        1,465
                                                                    -------      -------

              Cash and cash equivalents
                 at end of period                                   $ 1,022      $ 1,976
                                                                    =======      =======


See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  General

        The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at October 31, 1997 and the results of operations for the three month period then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1997 audited consolidated financial statements and notes thereto included in its Proxy Statement for the 1997 Annual Meeting of Shareholders. Interim results are not necessarily indicative of those to be expected for the full year.

        The consolidated financial statements include the accounts of Maxwell Technologies, Inc., and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

        In November 1996, the Company declared a 2-for-1 split of the Company's common shares, effected as a 100% stock dividend that was distributed on December 17, 1996 to shareholders of record as of November 26, 1996. Common stock accounts, earnings per share and weighted average number of share amounts from fiscal year 1997 have been restated to reflect the stock split.

        Backlog of unfilled orders at October 31, 1997 was $72.4 million, of which $34.0 million is fully funded.

2.  Issuance of Stock by Subsidiary

        In October 1997, Maxwell Energy Products, Inc., a subsidiary of the Company, issued a 7.5% equity interest consisting of preferred stock to PacifiCorp Energy Ventures, Inc. in exchange for cash and certain rights as part of a strategic alliance involving ultracapacitors. After one year and for a five year period thereafter, PacifiCorp has the right, under certain conditions, to exchange its equity interest in Maxwell Energy Products, Inc. for common stock of the Company.

3.  Subsequent Event

        In November 1997, the Company issued 1,500,000 shares of its common stock in a follow-on public offering at $34.00 per share. Net proceeds to the Company were approximately $47 million.

4.  Pending Adoption of Accounting Standard

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for the quarter ending January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new standard, the dilutive effect of stock options will be excluded from basic earnings per share. The impact is expected to result in the following basic earnings per share for the three months ended October 31:


                                                    Three Months
                                                  Ended October 31,
                                                  -----------------
                                                  1997         1996
                                                  ----         ----
        Primary earnings per share, as reported  $  0.20      $ 0.12
                                                 =======      ======

        Basic earnings per share, as
          restated under Statement No. 128       $  0.23      $ 0.14
                                                 =======      ======

        Diluted earnings per share as reported under Statement No. 128 for the above periods is not expected to be materially different than primary earnings per share as previously reported.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

BUSINESS SEGMENTS

        The Company operates in four business segments, as follows:

        o Power Conversion Products: Includes design, development and manufacture of electrical components and subsystems, including products that capitalize on pulsed power such as ultracapacitors, microbial purification systems, high voltage capacitors and other electrical components and EMI filter capacitors.

        o Industrial Computers and Subsystems: Includes design and manufacture of standard, custom and semi-custom industrial computer modules, platforms and fully integrated systems primarily for OEMs.

        o Technology Programs and Systems: Includes research and development programs in pulsed power, pulsed power systems design and construction, weapons effects simulation and computer-based analytic services, primarily for the Department of Defense (DOD).

        o Information Products and Services: Includes design, development and integration of software products and services including job cost accounting and management information systems and other software products including applications for the Internet, as well as wide-area and local-area network and software integration services.


RESULTS OF OPERATIONS

        The following table sets forth selected operating data for the Company, expressed as a percentage of sales, for the quarters ended October 31, 1997 and 1996.

                                                             Three Months
                                                           Ended October 31,
                                                         1997           1996
Sales                                                   100.0%         100.0%
Cost of sales                                            66.6           70.6
                                                       ------        -------
    Gross profit                                         33.4           29.4
Operating expenses:
    Selling, general and administrative expenses         22.1           21.6
    Research and development expenses                     6.1            4.4
                                                       ------        -------
        Total operating expenses                         28.2           26.0
                                                       ------         ------
Operating income                                          5.2            3.4
Interest expense                                          0.4            0.1
Other--net                                               (0.2)          (0.2)
                                                       ------         ------
Income before income taxes and minority interest          5.0            3.5
Income tax expense                                         --             --
Minority interest in net income (loss) of subsidiary     (0.1)           0.1
                                                       -------        ------
Net income                                                5.1%           3.4%
                                                       ======         ======

        The following table sets forth the Company's business segment sales, gross profit and gross profit as a percentage of business segment sales for the quarters ended October 31, 1997 and 1996.

                                                                 Three Months
                                                               Ended October 31,
                                                               -----------------
                                                             1997           1996
                                                             ----           ----
Power Conversion Products:
  Sales                                                    $8,391         $6,302
    Gross profit                                            3,575          2,294
    Gross profit as a percentage of sales                    42.6%          36.4%

Industrial Computers and Subsystems
  Sales                                                    $8,903         $8,375
    Gross profit                                            3,600          2,802
    Gross profit as a percentage of sales                    40.4%          33.5%

Technology Programs and Systems
  Sales                                                    $8,509         $6,889
    Gross profit                                            1,422          1,255
    Gross profit as a percentage of sales                    16.7%          18.2%

Information Products and Services
  Sales                                                    $1,953         $2,451
    Gross profit                                              678            708
    Gross profit as a percentage of sales                    34.7%          28.9%

Consolidated
  Sales                                                   $27,756        $24,017
    Gross profit                                            9,275          7,059
    Gross profit as a percentage of sales                    33.4%          29.4%

Sales

        Sales for the three months ended October 31, 1997 were $27,756,000, a record quarterly high for the Company and a 16% increase over the $24,017,000 for the same period one year ago. The sales gains occurred primarily in the Power Conversion Products and Technology Programs and Systems business segments, as more fully described in the discussion below.

        Power Conversion Products. In the quarter ended October 31, 1997, Power Conversion Products sales increased $2.1 million, or 33.1%, to $8.4 million from $6.3 million in the first quarter of last fiscal year. This increase was primarily attributable to higher revenues from the Company's PowerCache(TM) ultracapacitor business, including marketing and technology access rights with PacifiCorp, our new strategic partner in power quality applications of the ultracapacitor, increased sales of electromagnetic interference (EMI) filters for implantable heart defibrillators and pacemakers and higher sales of other pulsed power components including switches under an 18-month, $3.6 million contract received in April of 1997.

        Industrial Computers and Subsystems. In the quarter ended October 31, 1997, Industrial Computers and Subsystems sales increased $0.5 million, or 6.3%, to $8.9 million from $8.4 million in the first quarter of last fiscal year. Sales in this business segment are made principally to OEM customers and are primarily derived from the shipment of computers and subsystems that are "designed-in" to the OEM's products. The sales increase was derived from increased sales to OEM customers primarily in the computer telephony market, including sales to a single, long-standing OEM customer for use in products that are nearing the conclusion of their product cycles. The Company does not currently expect that it will receive orders from this customer for their next generation of products. However, the Company's components have been integrated into several new OEM products which have been or will be introduced by other OEM customers. The Company believes that orders for industrial computers and subsystems from these new OEM customers, some of which began shipping shortly after the end of the fiscal quarter, should largely offset the loss of sales described above when full ramp-up of these new products is achieved.

        Technology Programs and Systems. In the quarter ended October 31, 1997, sales in the Technology Programs and Systems segment increased $1.6 million, or 23.5%, to $8.5 million from $6.9 million in the first quarter of last fiscal year. This increase was primarily attributable to revenues from a contract for high-voltage power supplies for a Department of Energy accelerator project, work on which was substantially completed shortly after the end of the quarter, and increased revenues from two large multi-year DOD contracts. These increases were partially offset by the decrease in revenue related to the closure of three DOD pulsed power simulation facilities operated by the Company for many years in San Diego. These closures are substantially complete at this time. However, in the last several months the Company has received several long-term contracts from the DOD which, if funded up to the ceiling amounts, could amount to over $35 million. These and other contracts with the DOD could maintain or increase revenue levels in this business segment; however, these programs are subject to periodic Government funding provisions. The level of future DOD expenditures in the Company's research and development area and the related impact on funding for the Company's contracts are not predictable and, therefore, previously reported results are not necessarily indicative of those to be expected in the future.

        Information Products and Services. In the quarter ended October 31, 1997, sales of Information Products and Services decreased $0.5 million, or 20.3%, to $2.0 million from $2.5 million in the first quarter of last fiscal year. This decrease primarily reflects a decline in revenues from two large multi-year software development contracts for criminal justice information systems (the "CJIS Contracts"). Work on the CJIS Contracts is winding down and is scheduled to be substantially completed in the second quarter of fiscal 1998. The decrease in revenue from the CJIS Contracts was partially offset by increased revenue from the Company's new contract with Addison Wesley to expand educational math software products on CD-ROM.

Gross Profit

        In the quarter ended October 31, 1997, the Company's gross profit was $9.3 million, or 33.4% of sales, compared to $7.1 million, or 29.4% of sales, in the first quarter of last fiscal year. The increase in gross profit as a percentage of sales was primarily due to the improved overhead absorption resulting from the overall increase in sales as compared to the prior year, and an improved mix of products and services, particularly in the Power Conversion Products and Industrial Computers and Subsystems business segments.

        Power Conversion Products. In the quarter ended October 31, 1997, Power Conversion Products gross profit increased $1.3 million to $3.6 million from $2.3 million in the first quarter of last fiscal year.

As a percentage of sales, gross profit increased to 42.6% in this year's first quarter from 36.4% in the first quarter of the prior year. This increase in gross profit as a percentage of sales reflected improved overhead absorption and a higher margin mix of products and services, including funded ultracapacitor development and marketing and technology access rights as a part of the strategic relationship with PacifiCorp, and higher sales of EMI filters for implantable heart defibrillators and pacemakers.

        As the Company introduces ultracapacitor or other new products it may offer aggressive pricing to gain market penetration. This would have an adverse impact on gross profit margins until the Company reaches full production volumes.

        Industrial Computers and Subsystems. In the quarter ended October 31, 1997, Industrial Computers and Subsystems gross profit increased $0.8 million, or 28.5%, to $3.6 million from $2.8 million in the first quarter of last fiscal year. As a percentage of sales, gross profit increased to 40.4% in this year's first quarter from 33.5% in the first quarter of the prior year primarily due to a sales mix which included certain higher margin OEM products which are nearing the end of their product cycle. According to OEM projections, sales of these higher margin products will comprise a smaller portion of the product mix after the end of the fiscal 1998 first quarter.

        Technology Programs and Systems. Technology Programs and Systems gross profit was $1.4 million and $1.3 million for the quarters ended October 31, 1997 and 1996, respectively. As a percentage of sales, gross profit decreased to 16.7% in this year's first quarter from 18.2% in the first quarter of the prior year. This decrease is primarily the result of current quarter under-absorbed overhead costs on cost plus government contracts. The Company expects that the recovery of these costs under current billing rates will occur in the second half of fiscal year 1998, resulting in a full-year gross profit margin in this business segment comparable to that of the prior fiscal year.

        Information Products and Services. In the quarter ended October 31, 1997, Information Products and Services gross profit was $0.7 million, virtually unchanged from the first quarter of last fiscal year. As a percentage of sales, however, gross profit increased to 34.7% in this year's first quarter from 28.9% in the first quarter of the prior year. This increase in gross profit as a percent of sales over the prior year is due to the increased revenue and associated gross margin on the educational software contracts, which more than offsets reduced margins on the CJIS Contracts.

Selling, General and Administrative Expenses

        In the quarter ended October 31, 1997, the Company's selling, general and administrative expenses increased $0.9 million, or 18.4 %, to $6.1 million from $5.2 million in the first quarter of last fiscal year. As a percentage of total sales, selling, general and administrative expenses increased to 22.1% in this year's first quarter from 21.6% in the first quarter of the prior year. The increase in the dollar amount of selling, general and administrative expenses is primarily attributable to costs associated with additional sales and marketing personnel and infrastructure, which the Company continues to enhance, and the current management team, which was put into place over the course of the prior fiscal year.

Research and Development Expenses

        The Company's research and development expenses reflect only internally funded research and development programs. Costs associated with United States government and other customer funded research and development contracts are included in cost of sales. The level of internally funded research and development expenses reflects the Company's ability to obtain customer funding to support a significant portion of its research and product development activities. Internally funded research and development expenses were $1.7 million and $1.1 million for the three months ended October 31, 1997 and 1996, respectively. As a percentage of sales, these expenses increased to 6.1% in this year's first quarter from 4.4% in the first quarter of the prior year. This increase in internally funded research and development expense is due to ultracapacitor development, including associated power electronics systems, and CompactPCI and product development for major new programs in the Industrial Computers and Subsystems business segment.

Interest and Income Tax Expense

        In the three months ended October 31, 1997, interest expense increased to $105,000 from $44,000 in the first quarter of last fiscal year, primarily as a result of increased average borrowings under the Company's bank line of credit. The Company has net operating loss carryforwards which offset the Company's provision for income taxes in both the current quarter and in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operations in the current year's first quarter was $2.2 million. This is attributable to an increase in accounts receivable due to the higher quarterly sales volume plus a reduction in accounts payable and accrued compensation for required first quarter payments, including payments under the Company's incentive and profit sharing plans, with such uses of cash more than offsetting first quarter net income and non-cash depreciation and amortization expenses. The Company has an unsecured bank line of credit of $10.0 million, with the interest rate tied to LIBOR or the bank's prime rate. As of October 31, 1997, $2.1 million was outstanding under the line of credit to fund first quarter working capital requirements. In November 1997, the Company completed a follow-on public offering of 1.5 million shares of its Common Stock, and received net proceeds of approximately $47 million. A portion of the proceeds was used to repay the balance on the bank line of credit, and the remainder of the proceeds are intended for general corporate purposes, including working capital and the current forecast of capital expenditures for facilities and equipment, including manufacturing requirements for EMI filters and ultracapacitors.

        The Company believes that the net proceeds from the follow-on offering, together with cash generated from operations and funds available under its bank line of credit, will be sufficient to finance its operations and capital expenditures for the next 18 to 24 months. During this period, the Company will be addressing the need for high-volume manufacturing of ultracapacitors, and may make commitments to acquire facilities and manufacturing equipment for such purposes. Alternatively, the Company may consider leasing such facilities or may satisfy volume manufacturing requirements through outsourcing or under licensing arrangements with third parties. If the Company decides to internally finance construction of facilities, a significant amount of capital would be required. In addition to addressing the need for high volume manufacturing, the Company may also from time to time consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash flow from operations; investments by strategic partners and additional debt or equity financing. There can be no assurance that the Company will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

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

NOTE ON FORWARD-LOOKING INFORMATION

        To the extent that the above discussion goes beyond historical information and indicates results or developments which the Company plans or expects to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "believes," "plans" and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected. Readers are referred to item 1 of the Company's Annual Report on Form 10-K for fiscal 1997 for a discussion of certain of those factors.


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                10  -   Stock Purchase Agreement among Maxwell Technologies,
                        Inc., Maxwell Energy Products, Inc. and PacifiCorp
                        Energy Ventures, Inc.

                27  -   Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed one report on Form 8-K relating to events occurring during the quarter ended October 31, 1997. The Form 8-K was filed on November 10, 1997, and reported under Item 5 Other Events, that the Company issued a Press Release concerning a transaction with PacifiCorp Energy Ventures, Inc. which as completed on October 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MAXWELL TECHNOLOGIES, INC.



           December 15, 1997           /s/ Gary Davidson
----------------------------------     --------------------------------------
Date                                   Gary Davidson, Chief Financial Officer
                                       and Authorized Officer