Form 10-Q/A
period 1998-01-31
MAXWELL TECHNOLOGIES INC
filed 1998-03-17
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549




                     FORM 10-Q (Amendment No. 1)

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 1998      Commission file Number 0-10964

                      MAXWELL TECHNOLOGIES, INC.

                    Delaware    IRS ID# 95-2390133
                        9275 Sky Park Court,
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


                        YES [X]        NO [ ]

     As of February 28, 1998 Registrant had only one class of common stock of which there were 7,992,478 shares outstanding.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.
         ______________________

         (c) On January 28, 1998, the Company issued 154,030 shares of its Common Stock in connection with an acquisition of all the outstanding capital stock of a privately-held company. The form of transaction was an exchange of common stock through a statutory merger. No underwriters were used and the recipients of the Registrant's common stock were the shareholders of the acquired company. The shares issued were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contained in Rule 505 of Regulation D of such Act.




                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAXWELL TECHNOLOGIES, INC.



March 17, 1998                     Gary J. Davidson
Date                               Gary Davidson, Chief Financial Officer
                                      and Authorized Officer