Form 10-Q
period 1998-01-31
MAXWELL TECHNOLOGIES INC
filed 1998-03-17
CIK 319815

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

                                    Yes  X  No ___

As of February 28, 1998, Registrant had only one class of common stock of which there were 7,992,478 shares outstanding.

PART I - FINANCIAL STATEMENTS

                           Maxwell Technologies, Inc.

                      Consolidated Condensed Balance Sheet
                                 (in thousands)



                                 Assets

                                           January 31,       July 31,
                                              1998             1997
                                           -----------      -----------
                                           (Unaudited)         (Note)
Current assets:
     Cash and cash equivalents             $    44,098      $       826
     Accounts receivable - net                  27,189           18,612
     Inventories:
         Finished products                         781            1,793
         Work in process                           876              882
         Parts and raw materials                 7,227            6,047
                                           -----------      -----------
                                                 8,884            8,722
     Prepaid expenses                            1,386            1,203
     Deferred income taxes                         161              161
                                           -----------      -----------
         Total current assets                   81,718           29,524

Property, plant and equipment - net             18,846           16,929
Deposits and other assets                          637              667
                                           -----------      -----------
                                           $   101,201      $    47,120
                                           ===========      ===========

                  Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                      $    14,071      $    13,640
     Accrued employee compensation               4,704            4,465
     Current portion of long-term debt             519              511
                                           -----------      -----------
         Total current liabilities              19,294           18,616

Long-term debt                                     234              465
Minority interest                                1,620              629

Stockholders' equity:
     Common stock                                  797              614
     Additional paid-in capital                 70,479           22,364
     Deferred compensation                        (517)            (622)
     Retained earnings                           9,294            5,054
                                           -----------      -----------
                                                80,053           27,410
                                           -----------      -----------
                                           $   101,201      $    47,120
                                           ===========      ===========

Note: The Balance Sheet at July 31, 1997 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

                           Maxwell Technologies, Inc.

          Consolidated Condensed Statement of Operations - (Unaudited)
                      (in thousands except per share data)

                                                             Three Months
                                                           Ended January 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Sales                                                    $ 30,153      $ 24,577
Cost of sales                                              19,605        16,939
                                                         --------      --------
     Gross profit                                          10,548         7,638
Operating expenses:
     Selling, general and administrative expenses           7,173         5,489
     Research and development expenses                      1,804         1,212
                                                         --------      --------
           Total operating expenses                         8,977         6,701
                                                         --------      --------
Operating income                                            1,571           937
Interest expense                                               33            39
Other--net                                                   (430)          (32)
                                                         --------      --------
Income before income taxes and minority interest            1,968           930
Income tax expense                                           --            --
Minority interest in net income of subsidiary                  10            18
                                                         --------      --------
Net income                                               $  1,958      $    912
                                                         ========      ========

Basic earnings per share                                 $   0.25      $   0.15
                                                         ========      ========
Diluted earnings per share                               $   0.23      $   0.14
                                                         ========      ========

Weighted average number of shares used to calculate:
     Basic earnings per share                               7,736         5,942
                                                         ========      ========
     Diluted earnings per share                             8,359         6,696
                                                         ========      ========

See notes to consolidated condensed financial statements.

                           Maxwell Technologies, Inc.

          Consolidated Condensed Statement of Operations - (Unaudited)
                      (in thousands except per share data)

                                                              Six Months
                                                           Ended January 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Sales                                                    $ 57,909      $ 48,594
Cost of sales                                              38,086        33,897
                                                         --------      --------
     Gross profit                                          19,823        14,697
Operating expenses:
     Selling, general and administrative expenses          13,305        10,668
     Research and development expenses                      3,493         2,270
                                                         --------      --------
           Total operating expenses                        16,798        12,938
                                                         --------      --------
Operating income                                            3,025         1,759
Interest expense                                              138            83
Other--net                                                   (478)          (88)
                                                         --------      --------
Income before income taxes and minority interest            3,365         1,764
Income tax expense                                           --            --
Minority interest in net income (loss) of subsidiary           (9)           36
                                                         --------      --------
Net income                                               $  3,374      $  1,728
                                                         ========      ========

Basic earnings per share                                 $   0.49      $   0.29
                                                         ========      ========
Diluted earnings per share                               $   0.44      $   0.26
                                                         ========      ========

Weighted average number of shares used to calculate:
     Basic earnings per share                               6,953         5,867
                                                         ========      ========
     Diluted earnings per share                             7,635         6,638
                                                         ========      ========

See notes to consolidated condensed financial statements.

                           Maxwell Technologies, Inc.

          Consolidated Condensed Statement of Cash Flows - (Unaudited)
                                 (in thousands)


                                                                                  Six Months
                                                                               Ended January 31,
                                                                             ----------------------
                                                                               1998          1997
                                                                             --------      --------
Operating Activities:
     Net income                                                              $  3,374      $  1,728
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
            Depreciation and amortization                                       1,477         1,357
            Deferred compensation                                                 105            81
            Minority interest in net income (loss) of subsidiary                   (9)           36
            Changes in operating assets and liabilities - net                  (7,137)       (1,651)
                                                                             --------      --------
                 Net cash provided by (used in)
                     operating activities                                      (2,190)        1,551
                                                                             --------      --------

Investing Activities:
     Purchases of property and equipment                                       (3,170)       (1,526)
                                                                             --------      --------
                 Net cash used in
                     investing activities                                      (3,170)       (1,526)
                                                                             --------      --------

Financing Activities:
     Principal payments on long-term debt and short-term borrowings            (2,359)         (496)
     Proceeds from short-term borrowings                                        2,100          --
     Proceeds from issuance of Company and subsidiary stock                    49,298         1,459
     Dividends paid to shareholders of Subchapter S corporation prior to
         acquisition                                                             (407)         --
                                                                             --------      --------
                 Net cash provided by
                     financing activities                                      48,632           963
                                                                             --------      --------

                 Increase in cash and
                     cash equivalents                                          43,272           988

     Cash and cash equivalents at beginning of period                             826         1,465
                                                                             --------      --------

                 Cash and cash equivalents
                     at end of period                                        $ 44,098      $  2,453
                                                                             ========      ========

See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

1.     General

       The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at January 31, 1998 and the results of operations for the three and six month periods then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1997 audited consolidated financial statements and notes thereto included in its Proxy Statement for the 1997 Annual Meeting of Shareholders. Interim results are not necessarily indicative of those to be expected for the full year.

       The consolidated financial statements include the accounts of Maxwell Technologies, Inc., and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

       Backlog of unfilled orders at January 31, 1998 was $70.2 million, of which $36.3 million is fully funded.

2.     Issuance of Stock

       In November 1997, the Company issued 1,500,000 shares of its common stock in a follow-on public offering at $34.00 per share. Net proceeds to the Company were approximately $47 million, and are intended for general corporate purposes, including working capital and capital expenditures, as well as possible future acquisitions.

3.     Earnings per share

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to Statement No. 128 requirements.

       Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options assuming their exercise using the "treasury stock" method and preferred shares assuming their conversion.

       The following table sets forth the computation of basic and diluted earnings per share:

                                            Three Months Ended         Six Months Ended
                                                January 31,               January 31,
                                           ---------------------     ---------------------
                                             1998         1997         1998         1997
                                           --------     --------     --------     --------
Basic:
     Net income                            $  1,958     $    912     $  3,374     $  1,728
                                           --------     --------     --------     --------

     Weighted average shares                  7,736        5,942        6,953        5,867
                                           --------     --------     --------     --------

     Basic earnings per share              $   0.25     $   0.15     $   0.49     $   0.29
                                           ========     ========     ========     ========

Diluted:
     Weighted average shares                  7,736        5,942        6,953        5,867
     Effective of dilutive securities:
       Stock options                            604          754          673          771
       Convertible preferred stock
         of subsidiary                           19         --              9         --
                                           --------     --------     --------     --------
     Dilutive potential common shares           623          754          682          771
                                           --------     --------     --------     --------
     Weighted average shares, as
       adjusted                               8,359        6,696        7,635        6,638
                                           --------     --------     --------     --------

     Diluted earnings per share            $   0.23     $   0.14     $   0.44     $   0.26
                                           ========     ========     ========     ========

4.     Acquisition

       In January 1998, the Company completed its acquisition of Tekna Seal, Inc., a privately-held manufacturer of glass-to-metal seals for a variety of industrial applications, in a stock-for-stock exchange accounted for as a pooling of interests. Under the terms of the agreement, Maxwell purchased all of the outstanding stock of Tekna Seal for an aggregate of 154,000 shares of Maxwell common stock. The Company incurred direct transaction costs of approximately $50,000 which were charged to operating results during the quarter ended January 31, 1998. The historical results of operations for Tekna Seal are not material in relation to those of Maxwell and financial information for prior periods has not been restated to reflect the merger. Tekna Seal operating results from November 1, 1997 have been included in the operating results of the Company. In addition, retained earnings as of November 1, 1997 has been restated to reflect Tekna Seal's accumulated earnings of $1.3 million as of such date.

5.     New Accounting Standards

       In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," both of which are effective for fiscal periods beginning after December 15, 1997. The Company anticipates that adopting Statements No. 130 and 131 will not have a material effect on its financial statements.

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

       The Company is in the process of reorganizing the operations within the Information Products and Services business segment, including a refocusing of certain operations along the lines of other of the Company's existing business segments. When the Company has completed the reorganization, it is likely that it will report its operations within the remaining three business segments.

RESULTS OF OPERATIONS

       The following table sets forth selected operating data for the Company, expressed as a percentage of sales, for the three and six month periods ended January 31, 1998 and 1997.

                                                              Three Months                   Six Months
                                                            Ended January 31,             Ended January 31,
                                                         -----------------------       -----------------------
                                                           1998           1997           1998           1997
                                                         --------       --------       --------       --------
Sales                                                       100.0%         100.0%         100.0%         100.0%
Cost of sales                                                65.0           68.9           65.8           69.8
                                                         --------       --------       --------       --------
     Gross profit                                            35.0           31.1           34.2           30.2
Operating expenses:
     Selling, general and administrative expenses            23.8           22.3           23.0           22.0
     Research and development expenses                        6.0            5.0            6.0            4.6
                                                         --------       --------       --------       --------
         Total operating expenses                            29.8           27.3           29.0           26.6
                                                         --------       --------       --------       --------
Operating income                                              5.2            3.8            5.2            3.6
Interest expense                                              0.1            0.2            0.2            0.2
Other--net                                                   (1.4)          (0.2)          (0.8)          (0.2)
                                                         --------       --------       --------       --------
Income before income taxes and minority interest              6.5            3.8            5.8            3.6
Income tax expense                                           --             --             --             --
Minority interest in net income (loss) of subsidiary         --              0.1           --             --
                                                         --------       --------       --------       --------
Net income                                                    6.5%           3.7%           5.8%           3.6%
                                                         ========       ========       ========       ========

       The following table sets forth the Company's business segment sales, gross profit and gross profit as a percentage of business segment sales for the three and six month periods ended January 31, 1998 and 1997.

                                                   Three Months               Six Months
                                                 Ended January 31,         Ended January 31,
                                               ---------------------     ---------------------
                                                 1998         1997         1998         1997
                                               --------     --------     --------     --------
Power Conversion Products:
   Sales                                       $  8,957     $  6,288     $ 17,348     $ 12,590
     Gross profit                                 3,747        2,230        7,322        4,524
     Gross profit as a percentage of sales         41.8%        35.5%        42.2%        35.9%

Industrial Computers and Subsystems
   Sales                                       $ 10,506     $  8,712     $ 19,409     $ 17,087
     Gross profit                                 3,649        2,870        7,249        5,672
     Gross profit as a percentage of sales         34.7%        32.9%        37.3%        33.2%

Technology Programs and Systems
   Sales                                       $  7,977     $  7,305     $ 16,486     $ 14,194
     Gross profit                                 1,524        1,373        2,946        2,628
     Gross profit as a percentage of sales         19.1%        18.8%        17.9%        18.5%

Information Products and Services
   Sales                                       $  2,713     $  2,272     $  4,666     $  4,723
     Gross profit                                 1,628        1,165        2,306        1,873
     Gross profit as a percentage of sales         60.0%        51.3%        49.4%        39.7%

Consolidated
   Sales                                       $ 30,153     $ 24,577     $ 57,909     $ 48,594
     Gross profit                                10,548        7,638       19,823       14,697
     Gross profit as a percentage of sales         35.0%        31.1%        34.2%        30.2%

Sales

       Sales for the three months ended January 31, 1998 were $30.2 million, a record quarterly high for the Company and a 22.7% increase over the $24.6 million for the same period last year. Sales for the six months ended January 31, 1998 were $57.9 million, a 19.2% increase over the $48.6 million in last year's first six months. For the three month period, the increase in sales over the prior year occurred primarily in the Power Conversion Products and Industrial Computers and Subsystems business segments. For the six months, the sales gains over the same period last year include increases in three of the Company's four business segments, with the largest dollar amount of increase in the Power Conversion Products business segment. These results are more fully described in the discussion below.

       Power Conversion Products. In the quarter ended January 31, 1998, Power Conversion Products sales increased $2.7 million, or 42.4%, to $9.0 million from $6.3 million in the second quarter of last fiscal year. The increase in sales comes primarily from higher revenues in the Company's PowerCache(TM) ultracapacitor business area, largely from funding from several of the Company's partners for ultracapacitor development, as well as from increased sales of electromagnetic interference (EMI) filters for implantable heart defibrillators and pacemakers and higher sales of other pulsed power components, primarily switches under an 18-month, $3.6 million contract received in April 1997 for a National

Laboratory system. In addition, the Company acquired, under a pooling of interests, a small manufacturer of glass-to-metal seals used in a variety of industrial applications including batteries and temperature and pressure sensor equipment. This business will be combined with the Company's Energy Products subsidiary, which has several products with such sealing requirements.

       For the six months ended January 31, 1998, Power Conversion products sales increased $4.7 million, or 37.8%, to $17.3 million from $12.6 million for the same period last year. The three business areas that comprised the majority of the second quarter sales gains - ultracapacitors, EMI filters and pulsed power switches for a National Laboratory system - are also primarily responsible for the increase in the year-to-date revenues.

       Industrial Computers and Subsystems. In the quarter ended January 31, 1998, Industrial Computers and Subsystems sales increased $1.8 million, or 20.6%, to $10.5 million from $8.7 million in the second quarter of last fiscal year. Sales in this business segment are made principally to OEM customers and are primarily derived from the shipment of computers and subsystems that are "designed-in" to the OEM's products. For the three month period, the sales increase is primarily attributable to products shipped to such OEMs, in particular under a new program with an existing customer. As the Company has previously reported, sales to a large long-standing customer under a multi-year program were concluded in the quarter just ended. However, the Company's products have been integrated into several new OEM products which are being introduced by other OEM customers, including three contracts won in the last three months each with estimated values in the $15-$20 million range over three to four year periods. The Company believes that orders for industrial computers and subsystems from these new OEM customers should offset the loss of sales described above when full ramp-up of these new products is achieved.

       Sales for the six months ended January 31, 1998 increased $2.3 million, or 13.6%, to $19.4 million from $17.1 million for the prior year's first six months. For the six month period, the sales increase is primarily attributable to the two large OEM programs referenced above: the new program with an existing customer, and the sales to the large long-standing customer whose program is now concluded.

       Technology Programs and Systems. In the quarter ended January 31, 1998, sales in the Technology Programs and Systems segment increased $0.7 million, or 9.2%, to $8.0 million from $7.3 million in the second quarter of last fiscal year. The increase in revenue in the three month period is attributable to increased funded Defense research and development in the Company's core pulsed power and physics areas of expertise, related to both software applications and hardware systems.

       Sales for the six months ended January 31, 1998 increased $2.3 million, or 16.1%, to $16.5 million from $14.2 in the prior year. For the six months, the increase was primarily attributable to revenues from a contract for high-voltage power supplies for a Department of Energy accelerator project, work on which was substantially completed shortly after the end of this year's first quarter, and increased revenues from two large multi-year DOD contracts.

       The contracts referenced above and other contracts with the DOD could maintain revenue levels in this business segment; however, these programs are subject to periodic Government funding provisions. The level of future DOD expenditures in the Company's research and development area and the related impact on funding for the Company's contracts are not predictable and, therefore, previously reported results are not necessarily indicative of those to be expected in the future.

       Information Products and Services. In the quarter ended January 31, 1998, sales of Information Products and Services increased $0.4 million, or 19.4 %, to $2.7 million from $2.3 million in the second quarter of last fiscal year. The increase in second quarter revenues is primarily due to an increase in sales of the Company's JAMIS job-cost accounting software, and the related new JAMIS TimeCard product, an on-line, integrated real-time system for recording time charges. This increase was partially offset by lesser revenue from two large multi-year software development contracts for criminal justice information systems (the "CJIS Contracts"). Work on the CJIS Contracts had been expected to be substantially complete in the second quarter, and several completion milestones have been met in the quarter or shortly after quarter-end. The wind down is not yet complete and work is expected to continue into the fourth quarter.

       Sales for the six months ended January 31, 1998 remained level at $4.7 million as compared to the same period in the prior year.

Gross Profit

       In the quarter ended January 31, 1998, the Company's gross profit was $10.5 million, or 35.0% of sales, compared to $7.6 million, or 31.1% of sales, in the second quarter of last fiscal year. The increase in gross profit as a percentage of sales was primarily due to the improved overhead absorption resulting from the overall increase in sales as compared to the prior year, and an improved mix of products and services, particularly in the Power Conversion Products and Industrial Computers and Subsystems business segments.

       Power Conversion Products. In the quarter ended January 31, 1998, Power Conversion Products gross profit increased $1.5 million, or 68.0%, to $3.7 million from $2.2 million in the second quarter of last fiscal year. In the six months ended January 31, 1998, Power Conversion products gross profit increased $2.8 million, or 61.8%, to $7.3 million from $4.5 million for the same period last year. As a percentage of sales, gross profit increased to 41.8% in this year's second quarter from 35.5% in the second quarter of the prior year. Gross profit as a percentage of sales for the six month period increased to 42.2% from 35.9% in the prior year. This increase in gross profit as a percentage of sales for both the three and six month periods reflects improved overhead absorption and a higher margin mix of products and services, including increased funded ultracapacitor development and related marketing and technology access rights, and the switch components for the National Laboratory pulsed power system.

       As the Company introduces ultracapacitor or other new products it may offer aggressive pricing to gain market penetration. This could have an adverse impact on increasing gross profit margins until the Company reaches full production volumes.

        Industrial Computers and Subsystems. In the quarter ended January 31, 1998, Industrial Computers and Subsystems gross profit increased $0.7 million, or 27.1%, to $3.6 million from $2.9 million in the second quarter of last fiscal year. For the year-to-date, gross profit increased $1.6 million, or 27.8%, to $7.3 million from $5.7 million one year ago. As a percentage of sales, gross profit increased to 34.7% in this year's second quarter from 32.9% in the second quarter of the prior year. For the six months ended January 31, 1998, gross profit as a percentage of sales increased to 37.3% from 33.2% for the same period last year. The increase in gross profit as a percentage of sales as compared to the prior year three and six month periods is primarily due to a sales mix which included certain higher margin OEM products, including sales to a long-standing customer under a multi-year program which is now concluded. The lower gross profit margin in the three months ended January 31, 1998 as compared to this year's first six months reflects the conclusion of this program during the fiscal 1998 second quarter.

       Technology Programs and Systems. Technology Programs and Systems gross profit was $1.5 million and $1.4 million for the quarters ended January 31, 1998 and 1997, respectively. Year-to-date gross profit increased to $2.9 million from $2.6 million in the prior year. As a percentage of sales, gross profit increased slightly to 19.1% in this year's second quarter from 18.8% in the second quarter of the prior year. For the year-to-date, gross profit as a percentage of sales was 17.9% compared to 18.5% in the prior year.

       Information Products and Services. In the quarter ended January 31, 1998, Information Products and Services gross profit increased $0.4 million, or 39.7%, to $1.6 million from $1.2 million in the second quarter of last fiscal year. For the six months, gross profit increased $0.4 million, or 23.1%, to $2.3 million from $1.8 million one year ago. As a percentage of sales, gross profit increased to 60.0% in this year's second quarter from 51.3% in the second quarter of the prior year. Year-to-date gross profit as a percentage of sales increased to 49.4% from 39.7% last year. For the second quarter, the increase in gross profit as a percentage of sales over the prior year is primarily due to the increased revenues and associated gross margin on the JAMIS-related software license sales, while the increase in gross profit for the six month period as compared to last year includes the higher gross margin in the first quarter of this fiscal year from a new contract in the educational software arena for math products on CD-ROM. For both the three and six month periods, these increases in gross profit as a percentage of sales were partially offset by reduced margins on the CJIS Contracts as they wind down.

Selling, General and Administrative Expenses

       In the quarter ended January 31, 1998, the Company's selling, general and administrative expenses increased $1.7 million, or 30.7%, to $7.2 million from $5.5 million in the second quarter of last fiscal year. For the six months ended January 31, 1998, selling, general and administrative expenses increased $2.6 million, or 24.7%, to $13.3 million from $10.7 million in the prior year. As a percentage of total sales, selling, general and administrative expenses increased to 23.8% in this year's second quarter from 22.3% in the second quarter of the prior year. For the six month period, selling, general and administrative expenses as a percentage of sales increased to 23.0% from 22.0% in the prior year. The Company continues to enhance sales and marketing in the Power Conversion Products and Industrial Computers and Subsystems business areas, but the majority of the dollar amount of the increase, particularly in the three month period as compared to last year's second quarter, is in the area of general and administrative expenses, primarily in Power Conversion Products. This includes personnel and infrastructure for new product lines such as the ultracapacitor, and an increase in the bad debt reserve for certain European sales. In addition, expenses under the Company's incentive plans are higher with the improved operating performance.

Research and Development Expenses

       The Company's research and development expenses reflect only internally funded research and development programs. Costs associated with United States government and other customer funded research and development contracts are included in cost of sales. The level of internally funded research and development expenses reflects the Company's ability to obtain customer funding to support a significant portion of its research and product development activities. Internally funded research and development expenses were $1.8 million and $1.2 million for the three months ended January 31, 1998 and 1997, respectively. For the six months, research and development expenses were $3.5 million and $2.3 million in 1998 and 1997, respectively. As a percentage of sales, these expenses increased to 6.0% in both this year's second quarter and six months from 5.0% in the second quarter of last year and 4.6% for the six months of the prior year. For both the three and six month periods, the increase in internally funded research and development expense is primarily due to ultracapacitor development, including associated power electronics systems, and CompactPCI and continued product development for major new programs in the Industrial Computers and Subsystems business segment.

Other - net and Income Tax Expense

       Other - net increased to $430,000 for the three months ended January 31, 1998 from $32,000 in the second quarter of the prior year. For the six months ended January 31, 1998, other - net increased to $478,000 from $88,000 in the prior year. These increases are attributable to interest income from the investment of the net cash proceeds of the Company's follow-on offering which was completed in November 1997. The Company has net operating loss carryforwards which offset the Company's provision for income taxes in the three and six month periods of both the current and prior fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash used in operations in the current year's first six months was $2.2 million. This is primarily attributable to an increase in accounts receivable due to the higher sales volume and milestone and calendar year-end billing provisions of certain programs, largely with the Government, as well as payments in the first quarter of the current year under the Company's incentive and profit sharing plans. Such uses of cash more than offset first half net income and non-cash depreciation and amortization expenses. The Company has an unsecured bank line of credit of $10.0 million, with the interest rate tied to LIBOR or the bank's prime rate. As of January 31, 1998, no amounts were outstanding under the line of credit. In November 1997, the Company completed a follow-on public offering of 1.5 million shares of its Common Stock, and received net proceeds of approximately $47 million. A portion of the proceeds was used to repay an outstanding balance on the bank line of credit, and the remainder of the proceeds are intended for general corporate purposes, including working capital and the current forecast of capital expenditures for facilities and equipment, including manufacturing requirements for EMI filters and ultracapacitors, projects for which are currently underway.

       The Company believes that the net proceeds from the follow-on offering, together with cash generated from operations and funds available under its bank line of credit, will be sufficient to finance its operations and capital expenditures for the foreseeable future. During this period, the Company will be addressing the need for high-volume manufacturing of ultracapacitors, and may make commitments to acquire facilities and manufacturing equipment for such purposes. Alternatively, the Company may consider leasing such facilities or may satisfy volume manufacturing requirements through outsourcing or under licensing arrangements with third parties. If the Company decides to internally finance construction of facilities, a significant amount of capital would be required. In addition to addressing the need for high volume manufacturing, the Company may also from time to time consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash flow from operations; investments by strategic partners; and additional debt or equity financing. There can be no assurance that the Company will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

ACCOUNTING PRINCIPLES

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to Statement No. 128 requirements.

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

PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

       The Registrant's Annual Meeting of Shareholders was held on January 28, 1998. At the meeting, Lewis J. Colby, Jr. and Mark Rossi were elected as Class II directors for terms expiring at the 2000 Annual Meeting of Shareholders. Directors Kenneth F. Potashner, Thomas L. Horgan, Alan C. Kolb, Karl M. Samuelian, and Thomas B. Hayward continue to serve as directors with terms expiring at the 1998 and 1999 Annual Meetings of Shareholders.

       In addition, the Registrant's shareholders approved an amendment to the Company's 1995 Stock Option Plan, increasing the number of shares reserved for options thereunder by 490,000 shares and an amendment to the Company's Restated Certificate of Incorporation increasing the authorized number of shares of Common Stock, $.10 par value, from 20 million to 40 million shares.

       The following numbers of votes were cast "for" and to "withhold authority to vote for" on the election of the two directors elected as Class II directors at the meeting:

Lewis J. Colby, Jr.     For: 6,730,217     Withhold Authority: 383,419
Mark Rossi              For: 6,728,549     Withhold Authority: 385,087

       The vote on the approval of the amendment to the Company's 1995 Stock Option Plan was as follows:

                 For:          4,638,607
                 Against:        252,810
                 Abstain:         48,960

       The vote on the approval of the amendment to the Company's Restated Certificate of Incorporation increasing the authorized number of shares of Common Stock, $.10 par value, to 40 million was as follows:

                 For:          6,608,835
                 Against:        489,022
                 Abstain:         15,779


Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits

              27 - Financial Data Schedule

       (b)    Reports on Form 8-K

              The Company filed one report on Form 8-K during the quarter ended January 31, 1998. The Form 8-K was filed on November 10, 1997, and was previously reported on the Company's Form 10-Q for the quarter ended October 31, 1997. The Form 8-K reported that the Company issued a Press Release concerning a transaction with PacifiCorp Energy Ventures, Inc., which was completed on October 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAXWELL TECHNOLOGIES, INC.



March 16, 1998                          /s/ Gary Davidson
-----------------------------------     -----------------------------------
Date                                    Gary Davidson, Chief Financial Officer
                                        and Authorized Officer