Form 10-Q
period 1998-04-30
MAXWELL TECHNOLOGIES INC
filed 1998-06-15
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549





                               FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934





 For the Quarter Ended April 30, 1998    Commission File Number 0-10964







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

As of May 31, 1998, Registrant had only one class of common stock of which there were 8,461,804 shares outstanding.

PART I - FINANCIAL STATEMENTS

                         Maxwell Technologies, Inc.

                   Consolidated Condensed Balance Sheet
                             (in thousands)

                                 Assets
                                 ------

                                                    April 30,      July 31,
                                                       1998          1997
                                                    ---------     ---------
                                                   (Unaudited)      (Note)
Current assets:
  Cash and cash equivalents                         $  29,645     $     826
  Accounts receivable - net                            34,232        18,612
  Inventories:
    Finished products                                   1,352         1,793
    Work in process                                     2,079           882
    Parts and raw materials                            10,517         6,047
                                                    ---------     ---------
                                                       13,948         8,722
  Prepaid expenses                                      2,200         1,203
  Deferred income taxes                                   161           161
                                                    ---------     ---------
    Total current assets                               80,186        29,524

Property, plant and equipment - net                    22,332        16,929
Goodwill and other intangibles, and other assets        5,688           667
                                                    ---------     ---------
                                                    $ 108,206     $  47,120
                                                    =========     =========

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Current liabilities:
  Accounts payable                                  $  23,420     $  13,640
  Accrued employee compensation                         6,621         4,465
  Current portion of long-term debt                        81           511
                                                    ---------     ---------
    Total current liabilities                          30,122        18,616

Long-term debt                                            447           465
Minority interest                                       1,605           629

Stockholders' equity:
  Common stock                                            843           614
  Additional paid-in capital                           73,662        22,364
  Deferred compensation                                  (466)         (622)
  Retained earnings                                     1,993         5,054
                                                    ---------     ---------
                                                       76,032        27,410
                                                    ---------     ---------
                                                    $ 108,206     $  47,120
                                                    =========     =========

Note: The Balance Sheet at July 31, 1997 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

PART I - FINANCIAL STATEMENTS, continued



                        Maxwell Technologies, Inc.

        Consolidated Condensed Statement of Operations - (Unaudited)
                  (in thousands except per share data)

                                                          Three Months
                                                         Ended April 30,
                                                    -----------------------
                                                      1998          1997
                                                    ---------     ---------
Sales                                               $  31,680     $  25,922
Cost of sales                                          21,457        17,599
                                                    ---------     ---------
  Gross profit                                         10,223         8,323
Operating expenses:
  Selling, general and administrative expenses          6,037         5,875
  Research and development expenses                     2,392         1,407
  Acquired in-process R&D and other
    special charges                                     8,942            --
                                                    ---------     ---------
      Total operating expenses                         17,371         7,282

Operating income (loss)                                (7,148)        1,041
Interest expense                                           22            35
Interest income and other--net                           (592)          (25)
                                                    ---------     ---------
Income (loss) before income taxes and
  minority interest                                    (6,578)        1,031
Income tax expense                                         74            --
Minority interest in net loss of subsidiaries             (15)          (28)
                                                    ---------     ---------
Net income (loss)                                   $  (6,637)    $   1,059
                                                    =========     =========

Basic earnings (loss) per share                     $   (0.79)    $    0.18
                                                    =========     =========
Diluted earnings (loss) per share                   $   (0.79)    $    0.16
                                                    =========     =========

Weighted average number of shares used
  to calculate:
    Basic earnings (loss) per share                     8,356         5,997
                                                    =========     =========
    Diluted earnings (loss) per share                   8,356         6,714
                                                    =========     =========












See notes to consolidated condensed financial statements.

PART I - FINANCIAL STATEMENTS, continued



                        Maxwell Technologies, Inc.

        Consolidated Condensed Statement of Operations - (Unaudited)
                  (in thousands except per share data)

                                                          Nine Months
                                                         Ended April 30,
                                                    -----------------------
                                                      1998          1997
                                                    ---------     ---------
Sales                                               $  89,589     $  74,516
Cost of sales                                          59,543        51,496
                                                    ---------     ---------
  Gross profit                                         30,046        23,020
Operating expenses:
  Selling, general and administrative expenses         19,342        16,543
  Research and development expenses                     5,885         3,677
  Acquired in-process R&D and other
    special charges                                     8,942            --
                                                    ---------     ---------
      Total operating expenses                         34,169        20,220

Operating income (loss)                                (4,123)        2,800
Interest expense                                          160           128
Interest income and other--net                         (1,070)         (123)
                                                    ---------     ---------
Income (loss) before income taxes and
  minority interest                                    (3,213)        2,795
Income tax expense                                         74            --
Minority interest in net loss of subsidiaries             (24)            8
                                                    ---------     ---------
Net income (loss)                                   $  (3,263)    $   2,787
                                                    =========     =========

Basic earnings (loss) per share                     $   (0.44)    $    0.47
                                                    =========     =========
Diluted earnings (loss) per share                   $   (0.44)    $    0.42
                                                    =========     =========

Weighted average number of shares used
  to calculate:
    Basic earnings (loss) per share                     7,421         5,910
                                                    =========     =========
    Diluted earnings (loss) per share                   7,421         6,640
                                                    =========     =========











See notes to consolidated condensed financial statements.

PART I - FINANCIAL STATEMENTS, continued



                        Maxwell Technologies, Inc.

        Consolidated Condensed Statement of Cash Flows - (Unaudited)
                           (in thousands)

                                                          Nine Months
                                                         Ended April 30,
                                                    -----------------------
                                                      1998          1997
                                                    ---------     ---------
Operating Activities:
  Net income (loss)                                 $  (3,263)    $   2,787
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                       2,629         2,167
    Acquired in-process R&D and other
      restructure related charges                       7,450            --
      Deferred compensation                               156           121
      Minority interest in net income (loss)
        of subsidiaries                                   (24)            8
      Changes in operating assets and
        liabilities - net                              (8,952)       (3,074)
                                                    ---------     ---------
        Net cash provided by (used in)
          operating activities                         (2,004)        2,009
                                                    ---------     ---------

Investing Activities:
  Purchases of property and equipment                  (4,767)       (3,126)
  Business acquisitions under purchase
    accounting, net of cash acquired                  (11,481)           --
                                                    ---------     ---------
        Net cash used in
          investing activities                        (16,248)       (3,126)
                                                    ---------     ---------

Financing Activities:
  Principal payments on long-term debt
    and short-term borrowings                          (4,390)         (682)
  Proceeds from short-term borrowings                   2,100            --
  Proceeds from issuance of Company and
    subsidiary stock                                   49,768         1,769
  Dividends paid to shareholders of
    Subchapter S corporation prior to
    acquisition                                          (407)           --
                                                    ---------     ---------
        Net cash provided by
          financing activities                         47,071         1,087
                                                    ---------     ---------

        Increase (decrease) in cash and
          cash equivalents                             28,819          (30)

  Cash and cash equivalents at beginning
    of period                                             826         1,465
                                                    ---------     ---------

        Cash and cash equivalents
          at end of period                          $  29,645     $   1,435
                                                    =========     =========



See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

1. General

     The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at April 30, 1998 and the results of operations for the three and nine month periods then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1997 audited consolidated financial statements and notes thereto included in its Proxy Statement for the 1997 Annual Meeting of Shareholders. Interim results are not necessarily indicative of those to be expected for the full year.

     The consolidated financial statements include the accounts of Maxwell Technologies, Inc., and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

     Backlog of unfilled orders at April 30, 1998 was $81.3 million, of which $51.9 million is fully funded.

2. Issuance of Stock

     In November 1997, the Company issued 1,500,000 shares of its common stock in a follow-on public offering at $34.00 per share. Net proceeds to the Company were approximately $47 million, and are intended for general corporate purposes, including working capital and capital expenditures, as well as possible future acquisitions.

3. Foreign Currency Translation

     In March 1998, Maxwell acquired a U.K.-based subsidiary (see Note (5), "Acquisitions," below). The assets and liabilities of this foreign subsidiary are translated to U.S. dollars at quarter-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. There was no material affect of either foreign currency translation or transactions during the quarter ended April 30, 1998.

4. Earnings per share

     Effective November 1, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Statement No.
128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to Statement No. 128 requirements.

     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options assuming their exercise using the "treasury stock" method and preferred shares in a subsidiary assuming their conversion. For the three and nine-months ended April 30, 1998, all potentially dilutive common shares have been excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

     The following table sets forth the computation of basic and diluted earnings per share:

                                   Three Months Ended    Nine Months Ended
                                       April 30,             April 30,
                                  -------------------   -------------------
                                     1998       1997       1998       1997
                                  ---------  --------   ---------  --------
Basic:
  Net income (loss)               $ (6,637)  $ 	1,059	  $ (3,263)  $  2,787
                                  ---------  --------   --------   --------

  Weighted average shares            8,356      5,997      7,421      5,910
                                  --------   --------   --------   --------

  Basic earnings (loss)
    per share                     $  (0.79)  $   0.18   $  (0.44)  $   0.47
                                  ========   ========   ========   ========

Diluted:
  Weighted average shares            8,356      5,997      7,421      5,910
  Effect of dilutive securities:
    Stock options                       --        717         --        730
                                  --------   --------   --------   --------
  Dilutive potential common
    shares                              --        717         --        730
                                  --------   --------   --------   --------

  Weighted average shares, as
    adjusted                         8,356      6,714      7,421      6,640
                                  --------   --------   --------   --------

  Diluted earnings (loss) per
    share                         $  (0.79)  $   0.16   $  (0.44)  $   0.42
                                  ========   ========   ========   ========


5. Acquisitions

     The Company completed the acquisition of three businesses during the quarter ended April 30, 1998: Phoenix Power Systems, Inc. ("Phoenix Power"); the Electromagnetic Systems group of Primex Physics International Company ("Physics International"); and Tri-MAP International, Ltd. ("Tri-MAP"). Phoenix Power and Tri-MAP were privately held, while Physics International was part of a subsidiary of a public company. Additional information on each of these acquisitions is presented below.

     Phoenix Power designs and manufactures leading products for power electronics and power conditioning applications in the telecommunications, broadcasting, semiconductor manufacturing, medical, and biotechnology markets. Under the terms of the agreement, Maxwell purchased all of the outstanding stock of Phoenix Power for approximately $4 million, comprised of 75% Maxwell common stock and 25% cash. Direct acquisition costs were approximately $95,000. The purchase price was allocated to the estimated fair values of the net assets acquired, including intangible assets. The appraised amount allocated to in-process research and development meeting specified criteria
was charged to expense in the three months ended April 30, 1998.   The excess
of purchase price over net assets acquired is being amortized on a straight-line basis over the estimated useful life. The aggregate purchase price of Phoenix Power could increase by up to $9 million over the next two years;
any such increase is contingent on the financial performance of Phoenix Power during the two-year period.

     Physics International specializes in high-energy pulsed power technology, primarily performing research and development for the U.S. Government. Under the terms of the agreement, for a cash purchase price of $10 million, Maxwell acquired certain assets (consisting primarily of fixed assets, intellectual property, existing customer contracts and accounts receivable) and assumed certain liabilities (consisting primarily of accounts payable, accrued compensation and future performance under contracts acquired) of the Electromagnetic Systems business unit. Additional direct acquisition costs amounted to approximately $175,000. The purchase price was allocated to the estimated fair values of the net assets acquired, including intangible assets, and the appraised amount allocated to in-process research and development
meeting specified criteria was expensed during the current quarter.   The
excess of purchase price over net assets acquired is being amortized on a straight-line basis over the estimated useful life.

     Tri-MAP is a UK-based manufacturer of industrial-grade PC-compatible computer systems. Tri-MAP was acquired in a stock-for-stock exchange accounted for as pooling-of-interests for an aggregate of 290,000 shares of Maxwell common stock. The Company incurred direct transaction costs of approximately $610,000 which were charged to operating results during the quarter ended April 30, 1998. The historical results of operations for Tri-MAP are not material in relation to those of Maxwell and financial information for prior periods has not been restated to reflect the merger. Tri-MAP operating results from February 1, 1998 have been included in the operating results of the Company. In addition, retained earnings as of February 1, 1998 has been restated to reflect Tri-MAP's accumulated deficit of approximately $660,000 as of such date.

     In the second quarter ended January 31, 1998, the Company completed an acquisition of Tekna Seal, Inc., a privately-held manufacturer of industrial glass-to-metal seals. The stock-for-stock exchange was accounted for as a pooling of interests, and involved the issuance in the second quarter of 154,000 shares of Maxwell common stock.

6. New Accounting Standards

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

Business Segments

     The Company has been operating in four business segments, as follows:

     * Power Conversion Products: Includes design, development and manufacture of electrical components and subsystems, including products that capitalize on pulsed power such as ultracapacitors, microbial purification systems, high voltage capacitors and other electrical components and EMI filter capacitors.

     * Industrial Computers and Subsystems: Includes design and manufacture of standard, custom and semi-custom industrial computer modules, platforms and fully integrated systems primarily for OEMs.

     * Technology Programs and Systems: Includes research and development programs in pulsed power, pulsed power systems design and construction, weapons effects simulation and computer-based analytic services, primarily for the Department of Defense (DOD).

     * Information Products and Services: Includes design, development and integration of software products and services including job cost accounting and management information systems and other software products including applications for the Internet, as well as wide-area and local-area network and software integration services.

     During the third quarter, the Company reorganized the operations within the Information Products and Services business segment, including a refocusing of certain operations along the lines of other of the Company's existing business segments and the discontinuation of certain businesses. As a result, the Company is now organized in three business segments, and is reporting its results accordingly.

Results of Operations

Acquisitions and Special Charges

     During the third quarter of this fiscal year, the Company completed the acquisition of three businesses, as follows: Tri-MAP Ltd., a U.K. designer and manufacturer of industrial PC-compatible computers; the ElectroMagnetic Systems group of Primex Physics International Company ("Physics International"), a leading firm in pulsed power research and development and historically, a primary competitor of the Company in this field; and Phoenix Power Systems, a designer and manufacturer of power conditioning and conversion equipment. While none of these businesses is material compared to Maxwell, each fulfills strategic objectives for the Company. Tri-MAP adds a lower cost, standard product line to the leading edge, OEM-oriented offerings of the Company's I-Bus operation. In addition, Tri-MAP's U.K. location provides a European presence for Maxwell and will assist the Company in expanding its operations and sales efforts overseas. Physics International solidifies Maxwell's position as the leading provider of pulsed power research and development services and large pulsed power systems for US Government
Department of Defense and other government and commercial customers.   Phoenix
Power establishes a systems manufacturing capability for Maxwell, and both a complementary and vertical integration path for clean power systems using the Company's ultracapacitors.

     In acquiring these businesses, the Company acquired certain intangible assets. Some of these intangible assets have been capitalized and will be amortized over time; the acquired in-process research and development meeting certain criteria, however, has been expensed during the quarter as the technology has no alternative future uses and the ultimate recovery of the acquired value is not assured. In addition, certain costs of acquisitions, as well as certain charges related to the discontinued business segment, have also been charged to operations. The total amount of all such current charges is $8.9 million, and has been classified as "Acquired in-process research and development and other special charges" in the consolidated condensed statement of income.

     The following table sets forth selected operating data for the Company, expressed as a percentage of sales, for the three and nine month periods ended April 30, 1998 and 1997.


                                   Three Months Ended     Nine Months Ended
                                        April 30,             April 30,
                                  --------------------  --------------------
                                     1998       1997       1998       1997
                                  ---------  ---------  ---------  ---------
Sales                              100.0 %    100.0 %    100.0 %    100.0 %
Cost of sales                       67.7       67.7       66.5       69.1
                                  -------    -------    -------    -------
  Gross profit                      32.3       32.1       33.5       30.9
Operating expenses:
  Selling, general and
    administrative expenses         19.1       22.7       21.6       22.2
  Research and development
    expenses                         7.5        5.4        6.5        4.9
  Acquired in-process R&D
    and other special charges       28.2         --       10.0         --
                                  -------    -------    -------    -------
Total operating expenses            54.8       28.1       38.1       27.1
                                  -------    -------    -------    -------
Operating income (loss)            (22.5)       4.0       (4.6)       3.8
Interest expense                     0.1        0.1        0.2        0.2
Interest income and other--net      (1.8)      (0.1)      (1.2)      (0.2)
                                  -------    -------    -------    -------
Income (loss) before income
  taxes and minority interest      (20.8)       4.0       (3.6)       3.8
Income tax expense                   0.2         --        0.1         --
Minority interest in net
  income (loss) of subsidiaries       --       (0.1)       0.1       (0.1)
                                  -------    -------    -------    -------
Net income (loss)                  (21.0)%      4.1 %      (3.6)%     3.7 %
                                  =======    =======    ========   =======



     The following table sets forth the Company's business segment sales, gross profit and gross profit as a percentage of business segment sales for the three and nine month periods ended April 30, 1998 and 1997. As mentioned above, the Company no longer maintains an Information Products and Services business segment. Therefore, reporting for such segment is for prior periods only.

                                   Three Months Ended     Nine Months Ended
                                        April 30,             April 30,
                                  --------------------  --------------------
                                     1998       1997       1998       1997
                                  ---------  ---------  ---------  ---------
Power Conversion Products
  Sales                           $  9,201   $  6,587   $ 26,549   $ 19,177
  Gross profit                       3,572      2,364     10,894      6,888
  Gross profit as a percentage
    of sales                          38.8%      35.9%      41.0%      35.9%

Industrial Computers and
  Subsystems
  Sales                           $ 11,342   $  8,583   $ 30,751   $ 25,670
  Gross profit                       3,783      2,989     11,032      8,661
  Gross profit as a percentage
    of sales                          33.4%      34.8%     35.9%       33.7%

Technology Programs and Systems
  Sales                           $ 11,137   $  8,198   $ 27,623   $ 22,392
  Gross profit                       2,868      1,829      5,814      4,457
  Gross profit as a percentage
    of sales                          25.8%      22.3%      21.0%      19.9%

Information Products and Services
  Sales                                 --   $  2,554   $  4,666   $  7,277
  Gross profit                          --      1,141      2,306      3,014
  Gross profit as a percentage
    of sales                            --       44.7%      49.4%      41.4%

Consolidated
  Sales                           $ 31,680   $ 25,922   $ 89,589   $ 74,516
  Gross profit                      10,223      8,323     30,046     23,020
  Gross profit as a percentage
    of sales                          32.3%      32.1%      33.5%      30.9%


Sales

     Sales for the three months ended April 30, 1998 were $31,680,000, a record quarterly high for the Company and a 22.2% increase over the $25,922,000 for the same period last year. Sales for the nine months ended April 30, 1998 were $89,589,000, a 20.2% increase over the $74,516,000 in last year's first three quarters. For both the three and nine month periods the increase in sales over the prior year is distributed among each of the three on-going business segments of the Company. For the nine months, the revenue increase is somewhat greater in the Power Conversion Products segment than in the other two segments, and these results are more fully described in the discussion below.

     Power Conversion Products. In the quarter ended April 30, 1998, Power C onversion Products sales increased $2.6 million, or 39.7%, to $9.2 million from $6.6 million in the third quarter of last fiscal year. The increase includes higher sales of pulsed power components, primarily switches under an 18-month, $3.6 million contract received in April of 1997 for a National Laboratory system, increased sales of electromagnetic interference (EMI) filters for implantable heart defibrillators and pacemakers, sales of glass-to-metal seals used in a variety of industrial applications, and revenues from Phoenix Power Systems, a small manufacturer of power conditioning equipment acquired during the quarter, as described above.

     For the nine months ended April 30, 1998, Power Conversion Products sales increased $7.3 million, or 38.4%, to $26.5 million from $19.2 million for the same period last year. The business areas that comprised the majority of the third quarter sales gains - pulsed power switches for a National Laboratory system, EMI filters, and industrial seals - as well as sales in the Company's PowerCache/TM/ ultracapacitor business area, are primarily responsible for the increase in the year-to-date revenues.

     Industrial Computers and Subsystems. In the quarter ended April 30, 1998, Industrial Computers and Subsystems sales increased $2.7 million, or 32.1%, to $11.3 million from $8.6 million in the third quarter of last fiscal year. Historically, sales in this business segment have been made principally to OEM customers and are primarily derived from the shipment of computers and subsystems that are "designed-in" to the OEM's products. With the acquisition of Tri-MAP, as previously described, the Company will, in addition to its customized products for OEMs, also begin focusing on standard product sales with an emphasis on marketing through catalogs both in the US and in Europe. For the third quarter, the sales increase is primarily attributable to products shipped to a large OEM customer of customized products, as well as to sales under the new standard product lines. Sales to the large OEM customer are not expected to be significant going forward due to a pending acquisition of that company. However, the Company's products have been integrated into the products of several other OEM customers, and the Company expects to increase its standard product and catalog sales. The Company believes that such orders for industrial computers and subsystems should offset the loss of sales described above when full ramp-up of these new products is achieved.

     Sales for the nine months ended April 30, 1998 increased $5.1 million, or 19.8%, to $30.8 million from $25.7 million for the prior year's first nine months. For the nine-month period, the sales increase is primarily attributable to two large OEM programs which are now largely concluded, and to the new standard product sales.

     Technology Programs and Systems. In the quarter ended April 30, 1998, sales in the Technology Programs and Systems segment increased $2.9 million, or 35.9%, to $11.1 million from $8.2 million in the third quarter of last fiscal year. The increase in revenue in the three month period is attributable to increased funded Defense research and development and systems work in the Company's core pulsed power area of expertise, including certain Physics International contracts, and to the shift of the Company's job cost accounting software business to this segment.

     Sales for the nine months ended April 30, 1998 increased $5.2 million, or 23.4%, to $27.6 million from $22.4 million in the prior year. For the nine months, the increase was also primarily attributable to higher revenue from funded pulsed power research and development and systems work and increased sales from two large multi-year DOD contracts based in the Company's Albuquerque, N.M. location.

     The programs referenced above and other contracts with the DOD could maintain revenue levels in this business segment; however, these programs are subject to periodic Government funding provisions. The level of future DOD expenditures in the Company's research and development area and the related impact on funding for the Company's contracts are not predictable and, therefore, previously reported results are not necessarily indicative of those to be expected in the future.

Gross Profit

     In the quarter ended April 30, 1998, the Company's gross profit was $10.2 million, or 32.3% of sales, compared to $8.3 million, or 32.1% of sales, in the third quarter of last fiscal year.

     Power Conversion Products. In the quarter ended April 30, 1998, Power Conversion Products gross profit increased $1.2 million, or 51.1%, to $3.6 million from $2.4 million in the third quarter of last fiscal year. In the nine months ended April 30, 1998, Power Conversion Products gross profit increased $4.0 million, or 58.2%, to $10.9 million from $6.9 million for the same period last year. As a percentage of sales, gross profit increased to 38.8% in this year's third quarter from 35.9% in the third quarter of the prior year. Gross profit as a percentage of sales for the nine-month period increased to 41.0% from 35.9% in the prior year. This increase in gross profit as a percentage of sales for both the three and nine month periods reflects improved overhead absorption and a higher margin mix of products and services, including, for the nine months, increased funded ultracapacitor development and related marketing and technology access rights, and, particularly in the current quarter, switch components for a National Laboratory pulsed power system.

     As the Company introduces ultracapacitor or other new products it may offer aggressive pricing to gain market penetration. This could have an adverse impact on increasing gross profit margins until the Company reaches full production volumes.

     Industrial Computers and Subsystems. In the quarter ended April 30, 1998, Industrial Computers and Subsystems gross profit increased $0.8 million, or 26.6%, to $3.8 million from $3.0 million in the third quarter of last fiscal year. For the year-to-date, gross profit increased $2.3 million, or 27.4%, to $11.0 million from $8.7 million one year ago. As a percentage of sales, gross profit decreased to 33.4% in this year's third quarter from 34.8% in the third quarter of the prior year. For the nine months ended April 30, 1998, gross profit as a percentage of sales increased to 35.9% from 33.7% for the same period last year. For the three-month period, the decrease in gross profit as a percentage of sales as compared to last year's third quarter is primarily due to a sales mix which did not include high margin shipments to a long-standing OEM customer whose multi-year program was concluded in the second quarter of this fiscal year. Such high-margin sales to this OEM did occur in last year's third quarter as certain product shipments began to ramp-up. The increase in gross profit as a percentage of sales for this year's first nine months compared to the same period last year is attributable to this ramp-up of sales to the OEM customer, resulting in greater year-to-date shipments this year than last year.

     Technology Programs and Systems. Technology Programs and Systems gross profit was $2.9 million and $1.8 million for the quarters ended April 30, 1998 and 1997, respectively. Year-to-date gross profit increased to $5.8 million from $4.5 million in the prior year. As a percentage of sales, gross profit increased to 25.8% in this year's third quarter from 22.3% in the third quarter of the prior year. For the year-to-date, gross profit as a percentage of sales was 21.0% compared to 19.9% in the prior year. For the three months ended April 30, the increase in gross profit as a percentage of sales in 1998 compared to 1997 is primarily due to work on two commercial pulsed power system contracts won this year, with the prior year including a larger Government program with substantially smaller gross margins. For the nine-month periods of both the current and prior years, gross profit as a percentage of sales is comparable, and in line with the Company's expectations for this Government-focused business area.

Special Charges

     As discussed above, as a result of the acquisition of new businesses and the reorganization of the Information Products and Services business segment, the Company recorded charges totaling $8.9 million during the third quarter. Approximately $6.3 million of the charge is acquisition related, and approximately $2.6 million relates to the Information Products and Services business segment.

Selling, General and Administrative Expenses

     In the quarter ended April 30, 1998, the Company's selling, general and administrative expenses increased $0.1 million, or 2.8%, to $6.0 million from $5.9 million in the third quarter of last fiscal year. For the nine months ended April 30, 1998, selling, general and administrative expenses increased $2.8 million, or 16.9%, to $19.3 million from $16.5 million in the prior year. As a percentage of total sales, selling, general and administrative expenses decreased to 19.1% in this year's third quarter from 22.7% in the third quarter of the prior year. For the nine-month period, selling, general and administrative expenses as a percentage of sales decreased to 21.6% from 22.2% in the prior year. In the third quarter, increases in selling, general and administrative expenses related to the Company's expanded sales and marketing efforts and for the acquired businesses were nearly offset by reduced costs from the reorganization of the Information Products and Services business segment and lower incentive accruals due to the overall loss after special charges in this year's three-month period. The year-to-date increase in these costs is primarily attributable to sales and marketing enhancements focused in the Power Conversion Products and Industrial
Computers and Subsystems business areas, and general and administrative expenses, including Power Conversion Products infrastructure and an increase in the bad debt reserve for certain European sales.

Research and Development Expenses

     The Company's research and development expenses reflect only internally funded research and development programs. Costs associated with United States government and other customer funded research and development contracts are included in cost of sales. The level of internally funded research and development expenses reflects the Company's ability to obtain customer funding to support a significant portion of its research and product development activities. Internally funded research and development expenses were $2.4 million and $1.4 million for the three months ended April 30, 1998 and 1997, respectively. For the nine months, research and development expenses were $5.9 million and $3.7 million in 1998 and 1997, respectively. As a percentage of sales, these expenses increased to 7.5% in this year's third quarter from 5.4% for the same period last year. For the nine months ended April 30, research and development expenses as a percentage of sales were 6.5% and 4.9% in 1998 and 1997, respectively. For both the three and nine month periods, the increase in internally funded research and development expense reflects the Company's focus on new commercial product areas, and is primarily due to ultracapacitor and other power conversion products and power electronics systems development, and CompactPCI and continued product development for major new programs in the Industrial Computers and Subsystems business segment.

Interest Income and Other - net, and Income Tax Expense

     Interest income and other - net increased to $592,000 for the three months ended April 30, 1998 from $25,000 in the third quarter of the prior year. For the nine months ended April 30, 1998, interest income and other - net increased to $1.1 million from $123,000 in the prior year. These increases are attributable to interest income from the investment of the net cash proceeds of the Company's follow-on offering which was completed in November 1997. The Company incurred income tax expense of $74,000 due to profitable operations in the U.K. which are subject to tax in that country. The Company has a current year loss domestically, and net operating loss carryforwards offset the Company's provision for US income taxes in the prior year.

Liquidity and Capital Resources

     Net cash used in operations in the current year's first nine months was $2.0 million. This is primarily attributable to an increase in accounts receivable due to the higher sales volume, receivables obtained in the acquisitions completed during the third quarter, and certain issues relating to the US Government billing and collection cycle, which the Company believes have now been resolved. During the third quarter, the Company's unsecured bank line of credit was increased to $20.0 million from its previous level of $10.0 million. Interest on the credit line is tied to LIBOR or the bank's prime rate; as of April 30, 1998, no amounts were outstanding under the line of credit. In November 1997, the Company completed a follow-on public offering of 1.5 million shares of its Common Stock, and received net proceeds of approximately $47 million. A portion of the proceeds was used to repay an outstanding balance on the bank line of credit, and during the third quarter, approximately $12 million of cash was used in completing the three acquisitions discussed in the Results of Operations section above. The remainder of the proceeds are intended for general corporate purposes, including working capital and the current forecast of capital expenditures for facilities and equipment, including manufacturing requirements for EMI filters and ultracapacitors, projects for which are currently underway.

     The Company believes that the net proceeds from the follow-on offering, together with cash generated from operations and funds available under its bank line of credit, will be sufficient to finance its operations and capital expenditures for the foreseeable future. During this period, the Company will be addressing the need for high-volume manufacturing of ultracapacitors, and may make commitments to acquire facilities and manufacturing equipment for such purposes. Alternatively, the Company may consider leasing such facilities or may satisfy volume manufacturing requirements through outsourcing or under licensing arrangements with third parties. If the Company decides to internally finance construction of facilities, a significant amount of capital would be required. In addition to addressing the need for high volume manufacturing, the Company may continue from time to time consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash flow from operations; investments by strategic partners; and additional debt or equity financing. There can be no assurance that the Company will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

Note on Forward-Looking Information

     To the extent that the above discussion goes beyond historical information and indicates results or developments which the Company plans or expects to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "believes," "plans" and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected. The Company acquired three businesses during the third quarter just ended, and the factors that could affect future results include the successful integration of these newly acquired operations and their growth and profitability. Readers are referred to item 1 of the Company's Annual Report on Form 10-K for fiscal 1997 for a discussion of certain of those factors.

PART II - OTHER INFORMATION



Item 2.   Changes in Securities
          ---------------------

          (c) On March 6, 1998, the Company acquired all of the outstanding capital stock of a privately-held company in exchange for 100,679 shares of Company common stock and cash of approximately $1.3 million. No underwriters were used and the recipients of the Company's common stock were the principal shareholders of the acquired company. The shares issued were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contained in Rule 505 of Regulation D of such Act.

               On March 24, 1998, the Company issued 290,076 shares of its common stock in connection with an acquisition of all the outstanding capital stock of a privately-held company located in the United Kingdom. The form of transaction was an exchange of the Company's common stock for the capital stock of the acquired business. No underwriters were used and the recipients of the Company's common stock were the shareholders of the acquired company and its affiliates. The shares issued were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contained in Regulation S of such Act. All the shareholders of the acquired business are residents of the United Kingdom.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed two reports on Form 8-K during the quarter ended April 30, 1998.

               On April 3, 1998, the Company filed a report on Form 8-K to report its acquisition of all the outstanding capital stock of a privately-held company located in the United Kingdom.

               On April 29, 1998, the Company filed a report on Form 8-K to report its acquisition of the assets of the ElectroMagnetic Systems Group of Primex Physics International Company.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MAXWELL TECHNOLOGIES, INC.



                                      /s/ Gary Davidson
--------------------------            --------------------------------------
Date                                  Gary Davidson, Chief Financial Officer
                                      and Authorized Officer