Form 10-K405
period 1998-07-31
MAXWELL TECHNOLOGIES INC
filed 1998-10-29
CIK 319815

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

 (MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED JULY 31, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ___________TO___________

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

                                     YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on September 30, 1998, based on the closing price at which the Common Stock was sold on Nasdaq as of September 30, 1998, was $170,678,592.

    The number of shares of the Registrant's Common Stock outstanding as of September 30, 1998 was 8,456,096 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (including the Appendix thereto) are incorporated by reference in Part III of this Report.

================================================================================

                           MAXWELL TECHNOLOGIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JULY 31, 1998


                                                                                                       PAGE
                                                                                                       ----


                                                      PART I

Item 1.  Business......................................................................................   1
Item 2.  Properties....................................................................................  22
Item 3.  Legal Proceedings.............................................................................  23
Item 4.  Submission of Matters to a Vote of Security Holders...........................................  23
Item 4.1 Executive Officers of the Registrant .........................................................  23

                                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........................  24
Item 6.  Selected Financial Data.......................................................................  25
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........  25
Item 8.  Financial Statements and Supplementary Data...................................................  25
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  25

                                                    PART III

Item 10. Directors and Executive Officers of the Registrant............................................  25
Item 11. Executive Compensation........................................................................  25
Item 12. Security Ownership of Certain Beneficial Owners and Management................................  25
Item 13. Certain Relationships and Related Transactions................................................  25

                                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................  26

                                     PART I

    As used in this Annual Report on Form 10-K, ("Form 10-K"), unless the context indicates otherwise, the terms "Company" and "Maxwell" refer to Maxwell Technologies, Inc., a Delaware corporation, and its consolidated subsidiaries. The Company has five principal operating subsidiaries, I-Bus, Inc., Maxwell Technologies Systems Division Inc., Maxwell Energy Products, Inc,. PurePulse Technologies, Inc. and Phoenix Power Systems, Inc. Unless otherwise indicated, as used in this Form 10-K, the term fiscal year shall refer to the 12-month period ended or ending July 31 of a given year. Share or per share information in this Form 10-K for periods prior to December 17, 1996, is adjusted to reflect a 2 for 1 stock split. This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" herein. Discussions containing such forward-looking statements may be found in the material set forth under. "Item 1. Business--General", "--Competition", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Liquidity and Capital Resources", as well as within this Form 10-K generally.

ITEM 1. BUSINESS

GENERAL

    Maxwell Technologies, Inc. ("Maxwell" or the "Company") is a worldwide leader in pulsed power technologies, the storage of electrical energy and delivery of power in brief controlled bursts. The Company has leveraged its technical expertise, gained from over 30 years of experience performing research and development primarily for the United States Department of Defense, to develop a portfolio of pulsed power based commercial products. These products address a range of markets and applications and include ultracapacitors for advanced electrical energy storage and power delivery, purification systems for water treatment and the sterilization of medical and pharmaceutical products and electromagnetic interference ("EMI") filter capacitors for implantable medical devices. In addition to pulsed power based products, the Company offers industrial computers and subsystems which are sold to OEMs and as standard catalogue products in the computer telephony, broadcasting, medical, manufacturing automation and other markets. Government funded research and development projects continue to be an important element of the Company's business, serving as an incubator for technological innovations and a resource of scientific and engineering expertise.

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

PRODUCTS

Ultracapacitors

    Advances in pulsed power technology have enabled the development of ultracapacitors for providing bursts of power when an accelerated injection of energy is required for an application. Ultracapacitors combine certain characteristics of batteries and traditional capacitors. Like batteries, ultracapacitors store significant energy per unit volume and discharge that energy at low voltages. Like traditional capacitors, ultracapacitors store and discharge that electrical energy rapidly, provide large bursts of power, do not degrade with repeated use and can be quickly recharged. In contrast to traditional capacitors, ultracapacitors have significantly greater energy storage capability and longer discharge times, making them suitable for many applications that fall outside the performance parameters of traditional capacitors.

 Maxwell's PowerCache(TM) ultracapacitor represents a significant improvement in ultracapacitors. The Company's ultracapacitors are distinguished by the large amount of energy they can store in a given physical volume. The Company's ultracapacitor is scalable in that it can be manufactured in a broad range of shapes and sizes. Currently, the Company is producing ultracapacitors from sub-matchbook size to cells measuring 2" x 2" x 6", while maintaining the same high energy storage per unit volume. The Company's ultracapacitors can be linked to supply higher power for applications such as automotive and power quality systems. The Company is initially targeting the consumer electronics, power quality and automotive markets for its ultracapacitors.

    In fiscal 1998 the Company entered into a broad-based agreement with Siemens Matsushita Components GmbH, which is a joint venture of Siemens AG and Matsushita Electrical Industries in the field of passive electrical components. The agreement provides for the transfer of Maxwell's ultracapacitor technology, sharing of ongoing product development by both parties and the non-exclusive licensing right for Siemens Matsushita to manufacture products based on Maxwell's ultracapacitor technology and to sell such products in all countries of the world except the United States, Canada and Mexico. Siemens Matsushita will target the full range of applications for the Company's ultracapacitor. The Company will receive initial license fees and on-going royalties under the agreement.

    Also during fiscal 1998, the Company acquired Tekna Seal, Inc., a manufacturer of glass-to-metal and glass-to- ceramic seals. Tekna Seal's current product line consists of custom designed and highly engineered seals, primarily for industrial and military applications. The PowerCache ultracapacitor product requires an effective glass-to-metal seal to insulate the terminal from the case, and the technology and engineering skills of Tekna Seal are being applied to satisfy this requirement.

    Consumer Electronics. The Company has identified a wide range of applications in consumer electronics for its PowerCache ultracapacitor, including wireless communication devices such as two-way pagers, modems, global satellite telephones and locator beacons and other devices such as power tools, toys, buoys, laptop computers, emergency lights, PDA's and scanners. In wireless communication devices, PowerCache ultracapacitors increase signal strength and significantly extend battery life for devices that transmit in sequences of bursts. The Company's ultracapacitors are being designed into next generation portable devices dependent on battery power including two-way pagers, wireless modems and emergency locator beacons. The Company has developed, under a strategic partnership with a telecommunications OEM, a matchbook size ultracapacitor that has been designed into the OEM's next generation wireless modems and two-way pagers. During fiscal 1998, the Company significantly expanded its manufacturing facility for volume production to meet anticipated demands in these markets and is in the process of automating such facility.

    Power Quality. The Company's ultracapacitors can function as a standby reserve of power to be supplied in the event of an electrical interruption or voltage fluctuation in an external power source. Maintaining power quality is important to a variety of end users, such as manufacturers using automated production equipment, for whom power interruptions can cause substantial product losses and restart delays, and computer-intensive businesses to which data losses can cause substantial expense. Maxwell's strategic partner in the power quality market is PacifiCorp, a leading utility company. PacifiCorp has provided substantial development funding and will be assisting in the marketing of ultracapacitor systems to its own and other industrial customers for whom power quality is an important concern. Maxwell has sold PacifiCorp a 56-volt, 300,000 joule bank of ultracapacitors for demonstration purposes consisting of 56 cells connected in series and parallel, with each cell 2" x 2" x 6" and having 2,700 farad capacitance. The Company has manufactured additional modules and banks for demonstration and application purposes, including a 170-volt bank specifically intended to address the power quality requirements of semiconductor manufacturers and a 650-volt system for power quality applications for industrial computers. Additional potential applications include remote telephone switching offices and utility switching stations handling major power grid realignments.

    Automotive. In conventional combustion engine vehicles, the Company's PowerCache ultracapacitor has potential applications in catalytic converter pre-heating, air bag deployment, seat belt tightening and engine starting. In addition, the Company's ultracapacitor may create significant energy efficiencies by enabling the replacement of vacuum and hydraulic subsystems for power steering and power brakes with electrical subsystems utilizing pulsed power. In electric vehicles, the Company's ultracapacitor can reduce the load on the battery pack by using its stored energy for acceleration power and recapturing energy otherwise lost during braking. Ultracapacitors can thus significantly extend battery life and improve driving range. Similarly, in hybrid electric vehicles, the ultracapacitor provides power for acceleration, passing and hill climbing, thereby allowing highly efficient, low pollution constant power engines to be used. The timing of development and consumer acceptance of electric vehicles is uncertain because such acceptance is driven by factors including legislative mandates and continued technical improvement. As a result, the Company believes market acceptance of ultracapacitor use in electrical subsystems for combustion vehicles will precede widespread use of electric vehicles and may provide a larger initial potential market for ultracapacitors. The Company is working with substantially all of the world's major automobile, truck and bus manufacturers and major automotive component manufacturers in connection with the evaluation of ultracapacitors for use in vehicle subsystems and in electric and hybrid electric vehicles.

Purification Systems

    The Company's PureBright(R) and CoolPure(R) purification systems are based on two patented pulsed power processes incorporating capacitors and other pulsed power components designed and manufactured by the Company. The PureBright system utilizes intense pulsed light to kill microorganisms and viruses in water and pharmaceuticals, and on food, food packaging and medical products. The CoolPure system uses pulsed electrical fields to kill microorganisms in liquids and liquid foods, such as juices, dairy products and sauces.

    Water Quality. In a strategic partnership with an international restaurant chain, the Company has developed a PureBright system for water treatment in hotels, restaurants, laboratories and similar establishments. The PureBright water treatment system designed for this use is a four-gallon per minute wall-mounted unit that plugs into standard electrical power outlets and treats the water at the point of entry into the establishment. The restaurant partner has purchased several systems for use in restaurants in the San Diego and Tijuana, Mexico area. The Company is marketing the system to restaurant operators in the U.S. and other countries. The Company is evaluating the development of a smaller, point-of-use water treatment system suitable for under the counter residential or other point of use applications. The Company believes PureBright technology will be particularly useful in developing nations because of uneven water quality levels found in some of those countries, and that PureBright can be an effective and easily monitored safeguard against domestic water quality problems, such as cryptosporidium outbreaks, that are not effectively controlled by some conventional technologies.

    During fiscal 1998, the Company signed an agreement with Pall Corporation to develop and test a PureBright system for treating ultra high purity water used in semiconductor manufacturing. Upon successful testing of a prototype 250 gallon per minute system, the Company and Pall expect to conclude a license under which the PureBright system will be integrated into Pall's line of water treatment products for semiconductor applications. Beta site testing is expected to be completed in fiscal 1999.

    Medical and Pharmaceutical Product Sterilization. Maxwell is also marketing PureBright systems for sterilization of medical and pharmaceutical products and packaging materials. PureBright systems for medical and pharmaceutical applications consist of a standard enclosure containing the pulsed power delivery system, linked by cable to a flash lamp unit. The flash lamp unit is configurable to the customer's specific requirements for integration into processing line equipment. The Company has strategic partnerships with medical and pharmaceutical product companies, which are seeking FDA approval for PureBright's integration into blow-fill-seal plastic packaging equipment and certain disposable medical product manufacturing equipment. The Company also intends to market PureBright for medical product sterilization applications where it would provide a cost-effective alternative to expensive, time consuming autoclave heat-based sterilization systems.

    Food Packaging. Through a long-standing relationship with Tetra Pak, the Company has developed PureBright systems for food packaging applications similar in size, price and customizable features to the PureBright systems for medical and pharmaceutical products. Upon successful completion of field tests, Tetra Pak will incorporate PureBright as an option in its next generation of container filling machines. The Company's relationship with Tetra Pak prohibits the Company from pursuing additional customers in most food packaging applications, but permits it to pursue additional customers in cup, lid, bottle cap, certain large bottles and hot-filled pouch purification applications.

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

    The CoolPure system, currently in the prototype stage, kills microorganisms using pulses of electricity, rather than light. The CoolPure system can be used with opaque or cloudy liquids or pumpable foods such as juices, dairy products and sauces, which the PureBright light pulses are unable to penetrate. CoolPure is effective against vegetative bacteria, a narrower range of microorganisms than those controlled by PureBright. The Company has supplied CoolPure prototypes to the National Center for Food Safety and Technology and an international food products company. The prototype CoolPure systems are composed of 89" x 68" x 84" pulsed power units, linked to smaller treatment chambers with electrodes applying the electrical pulses.

EMI Filters

     The Company designs, manufactures and sells a line of filters to absorb the electromagnetic fields and signals generated by electronic devices which interfere with and disrupt the functioning of other electronic devices. Certain categories of electronic products, including implantable medical devices such as pacemakers and defibrillators and aerospace guidance and communications systems, may fail to perform as required in the presence of EMI. In recent years, the FDA has publicly expressed concern about the potentially deleterious effect on the safe operation of implantable medical devices caused by an increasingly large variety of EMI sources, including household appliances and cellular telephones and other wireless communication devices that operate in an increasingly large part of the electromagnetic spectrum. The Company's product blocks EMI from entering an electronic device at the opening used by, for example, power leads or sensors (the "feedthrough"). These feedthrough filters block EMI from entering an electronic device without interfering with its functionality.

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

    The Company currently has a supply agreement with one of the largest manufacturers of implantable medical devices, CPI/Guidant, whose implantable defibrillators use the Company's filters, and is supplying its filters and capacitors to other device manufacturers for both defibrillator and pacemaker applications. The Company continues to work with several other major medical device manufacturers to qualify its EMI filters for use with implantable defibrillators and pacemakers and has begun work with two companies on hearing aid applications of its EMI filter. The Company also manufacturers and sells high-reliability feedthrough filter capacitors for military and commercial space program applications in which broad band screening of EMI and device size are important specifications.

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

    The Company significantly expanded its capabilities in power protection products by the acquisition in fiscal 1998 of San Diego-based Phoenix Power Systems, Inc. Phoenix Power is a manufacturer of power distribution units, uninterruptable power supplies, power conditioners and inverters, and other power protection products which are sold either under the Company's name or under private label agreements for medical, telecommunications, industrial and commercial applications. Phoenix Power has recently begun manufacturing and selling a power conditioning product for a medical application which uses the Company's PowerCache ultracapacitor as an energy storage device.

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

    During fiscal 1998 the Company acquired the electromagnetic systems operation of Primex Physics International ("Physics International") a unit of Primex Technologies, Inc., substantially enhancing the Company's pulsed power systems and simulation capabilities. Along with Maxwell, Physics International is a leader in pulsed power technology and operates five systems at its San Leandro, California, site for the generation of x-rays and electromagnetic pulses used in high energy weapons simulation tests. Physics International is also engaged in the design, development and manufacture of advanced pulsed power systems with applications complementary to those pursued in the Company's San Diego-based operations.

Industrial Computers and Subsystems

    Through its industrial computers and subsystems business, the Company designs, manufactures and supplies standard, custom and semi-custom industrial computer modules, platforms and fully-integrated systems to OEMs, on a worldwide basis. The Company's product line ranges from enclosures, CPU boards and backplanes to fully integrated and highly customized computer systems. The Company's product line primarily employs passive backplane architecture, complemented by the Company's recent development of its first CompactPCI products.

    The Company's custom and semi-custom components and systems are design-intensive applications. All of the Company's products are based on Intel's x86 and Pentium architectures and are PC-compatible. The Company's products are utilized primarily in computer telephony equipment such as voice-mail servers, interactive voice response servers, telephone switching servers and telephone network transaction control servers. The Company's industrial computers are also used in a number of non-telecommunication applications such as broadcasting, medical (CT Scan, MRI equipment and drug dispensing equipment), test instrumentation (data acquisition and test), imaging instrumentation (large-scale optical reading and sorting equipment) and manufacturing automation (pick-and-place equipment).

    The Company's products utilize passive backplane technology in which CPU and input/output functionality is provided by add-in cards for flexibility and ease of replacement. The Company provides fault resistant and fault tolerant systems that include redundant components -- cooling fans, power supplies and hard disks -- that can be "hot-swapped" without shutting down or otherwise affecting the system. The Company also provides enclosures with segmented backplanes that allow two or more independent computer systems to operate within a single enclosure, an important feature in systems in which fault tolerance or size requirements are critical. Enclosures are available to support from six to twenty-five slots and can be configured in rack mount, table top or tower models.

    The Company's products employ several industry standard buses, form factors and interfaces, which enable OEMs to integrate the Company's products with many widely available and economical third party products thereby reducing reliance on potentially higher priced or scarce custom component parts. The Company's products incorporate standard bus architecture including ISA Bus, PCI Bus, CompactPCI, SCSI Bus and IDE and microprocessors in the Intel family up to the Pentium II and support operating systems including Windows 95, Windows NT and Solaris.

    The Company substantially broadened its product offering and geographic scope through the acquisition of Tri-MAP International, a United Kingdom-based supplier of industrial computers and subsystems. Tri-MAP is a leading supplier in the U.K. market of standard products sold primarily through product catalogues. After integrating the product offering of Tri-MAP, the Company now offers a full range of products from design-intensive, high-end OEM systems to off-the-shelf standard systems and components, enhancing its penetration into European markets as well as the domestic U.S. market. Shortly after the end of fiscal 1998, the Company opened an integration and sales facility in France, and is taking preliminary steps to open a similar facility in Germany.

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

    In commercial markets, Maxwell primarily provides software-related products and services for cost accounting and management information systems. The Company is marketing these products, which incorporate sophisticated job-cost and activity-based accounting capabilities, to large contractors and others interested in tracking costs by job, activity or cost center. The software is sold under the JAMIS(R) (Job-cost Accounting and Management Information Systems) label, and contains modules necessary for a comprehensive, enterprise-wide system including accounting functions, Federal Acquisition Regulation compliant billings, human resources, payroll, contracts and purchasing. Development continued in fiscal 1998 on a new, open platform, graphical user interface based version of this software. The Company completed development in fiscal 1997 of JAMIS Timecard, an online time recording system that currently operates in a client-server environment including remote-site entry, and is developing Internet compatibility for this product.

    In fiscal 1998 the Company discontinued a portion of its software related business and reorganized other software related businesses. The wide area and local area network and software integration services previously offered by the Company were discontinued, as was the Company's business involving criminal justice information systems. The Company continues to perform services under two multi-year contracts in the criminal justice information business, which contracts are expected to be completed substantially in the current fiscal year. As a result of these actions, the Company no longer reports results in an information products and services business segment.

STRATEGIC PARTNERSHIPS

    In recent years the Company has formed or expanded several strategic partnerships. Through these alliances, Maxwell may obtain an enhanced understanding of market demands and needs, access to funding for continued development and commercialization of products, or a channel for market penetration. The strategic partner obtains an opportunity for early adoption or use of the product or service.

    For purification products, the Company frequently accepts initial funding to engineer a specific application for the strategic partner, thus reducing the Company's product development expense, and in exchange the strategic partner often receives a period of exclusivity for the application. The Company's longest strategic relationship is with Tetra Pak, which has provided research and product development funding to the Company's PurePulse Technologies, Inc. subsidiary since its inception, and owns approximately 5% of PurePulse. The Company's PureBright system has been designed-in as an option in some of Tetra Pak's next generation food packaging machinery. Tetra Pak has an exclusive license for PureBright in most aseptic food packaging applications. In similar fashion, the Company has received funding from Pall Corporation for development and testing of a prototype 250 gallon per minute PureBright water treatment system for high purity water used in semiconductor manufacturing. Successful testing of the prototype could lead to a commercialization agreement for that market, which will include exclusive rights for Pall Corporation for a period of time. For CoolPure, an international food products company is providing product development funding and is currently evaluating prototype units, and in exchange, has been granted a period of exclusivity for use of CoolPure in some applications.

    The Company has also developed strategic partner relationships for product development and marketing of ultracapacitors. PacifiCorp has provided funding for early-stage product analysis, development and testing of ultracapacitors in power quality applications and has provided an additional $7 million in funding for product development, preferred access to the technology, royalty rights and an equity investment in the Company's subsidiary, Maxwell Energy Products, Inc. The Company has signed a broad-based licensing agreement relating to ultracapacitors with Siemens Matsushita Components, GmbH, providing for technology transfer, joint product improvement and non-exclusive rights for Siemens Matsushita to manufacture ultracapacitor products and to sell such products in all countries of the world other than the U.S., Canada and Mexico.

SALES AND MARKETING

    The Company's commercial products sales teams consist of sales personnel based in its operating facilities and for the Company's industrial computing products, geographically-dispersed sales offices. These sales teams are often supported by scientists, application engineers and technical specialists. Sales and marketing for the Company's products in the United States is handled directly by the Company. The Company utilizes sales representatives to assist in the marketing of its products outside the United States. During fiscal 1998 the Company hired a president for European operations who is now located in London, England. Marketing of the Company's products in Europe will be overseen by such individual. In the case of industrial computers and subsystems, products are also being assembled and sold through the U.K. and French facilities. The Company conducts marketing programs intended to position and promote its products and services, including trade shows, seminars, advertising, public relations, distribution of product literature and web-sites on the Internet.

    Emerging technologies require customer acceptance of new and different technical approaches, and the sales effort for new products, particularly in the power conversion products business segment, includes substantial involvement from engineers to demonstrate the applications of the Company's products. Senior management is also significantly involved in gaining access to customers or potential strategic partners to discuss the Company's emerging product lines. The time required to demonstrate technical and cost effectiveness for new technologies often requires an extended initial marketing effort by the Company. As a result, an important part of the sales strategy for new products is to capitalize on strategic partnerships formed to develop the product and establish an avenue to obtain product validation.

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

    Although a number of companies are researching and developing ultracapacitor technology, the Company has three principal competitors in ultracapacitor products, Panasonic, a division of Matsushita Electric Industries, Ltd., SAFT, a unit of the Alcatel-Alsthom Group and a prominent international battery supplier, and Polystor, a manufacturer of batteries and ultracapacitors. The key competitive factors are performance (energy stored and power delivered per unit volume), form factor and breadth of product offerings. The Company believes it competes favorably with respect to each of these factors. In addition, the Company will rely on strategic partnerships to secure design wins and on aggressive pricing where necessary. Ultracapacitors also compete with other technologies including high-power batteries in power quality and automobile load leveling applications, flywheels in power quality and automotive applications (including as a power source for electric vehicles), and superconducting magnetic energy storage in power quality.

    The Company does not believe that its PureBright products have direct competitors in the application of pulsed broad spectrum light to treat water, decontaminate food packaging, or sterilize medical or pharmaceutical products. Pulsed light competes with many other established and developing technologies, most of which are available in forms that are significantly less expensive than the Company's products. For water treatment, the Company faces competition from many alternative technologies including filtration systems, reverse osmosis, chemicals, distillation technology and continuous wave ultraviolet light systems. Alternative technologies also exist for the sterilization, disinfection and purification of medical products, food packaging and food products, including technologies such as autoclave heat sterilization, chemicals, gamma radiation and modified atmosphere packaging. The Company believes its purification systems will be competitive because of their efficacy in microbial reduction, their speed in providing treatment, and their ability to be integrated directly into processing lines rather than providing treatment after the product comes off the line, and their capability to provide treatment without producing hazardous wastes.

    The Company's EMI filter business competes with AVX Filter, a subsidiary of Kyocera, in the EMI feedthrough filter market. The competitive factors in this market include price, breadth of electromagnetic spectrum filtered, small size and reliability. The Company believes it competes favorably with respect to each of these factors. The

Company believes its patent for mounting of the filter at the surface of an implantable medical device's feedthrough provides a competitive advantage by allowing manufacture of a smaller sized device.

    The Company's traditional high voltage capacitors face competition from numerous independent electronics suppliers as well as from component manufacturing operations within certain medical and industrial OEM organizations. The largest independent competitor in the United States is Aerovox, which has competing high voltage capacitor lines very similar to the Company's. Customers generally select capacitor components for their systems based on criteria such as price, functionality (i.e. voltage requirements) and past experience with a vendor. The Company focuses on high-end, high-power capacitors, maintains relationships with customers geared towards achieving design wins and offers competitive pricing.

    The Company's primary competition in its passive backplane target markets include Texas Microsystems, Diversified Technology, Advantech, the Industrial Computer Source division of Dynatech, Teknor and Trenton, among others, resulting in a highly fragmented market in which no one entrant is dominant. In addition, there are industrial computers and subsystems divisions within several large OEM operations. Competitive factors in this market include price, design expertise, functionality and fault tolerance. The Company believes it competes favorably with respect to each of these factors. CompactPCI is an emerging technology that is neither widely marketed nor accepted; it will potentially compete with passive backplane and much more widely installed VME-based systems for market share. The competitive factors surrounding CompactPCI are very similar to passive backplane systems; however, traditional VME manufacturers such as Motorola and Force are entering the market.

    In complex computer-based analytic services, the Company often competes with larger, better funded entities to secure government and other contracts. The Company relies on its expertise in modeling and analysis and its ability to make competitive bids to secure contracts. In commercial software, the JAMIS accounting system competes principally with one similar government contract based software application produced by Deltek Systems, as well as with numerous customized and several off-the-shelf accounting software products. The Company relies on superior performance and an attractive price point to secure market share.

    In all of its businesses, the Company's competitive position depends in part on its ability to hire and retain highly qualified engineers, scientists and management personnel. See "Risk Factors -- Competition."

MANUFACTURING AND SUPPLIERS

     Maxwell currently manufactures all of its pulsed power components and EMI filters. It performs primarily design, assembly and system integration in its industrial computer and subsystems operation. The Company has several manufacturing and assembly facilities in the United States and the United Kingdom. Three facilities in San Diego have obtained ISO 9001 certification and one of the United Kingdom facilities is ISO 9002 certified. The Company is currently seeking ISO 9001 certification for other facilities. The Company performs low volume manufacturing for certain products, such as purification systems and major pulsed power systems. For certain emerging products, the Company will evaluate whether outsourcing or licensing arrangements are preferable to establishing its own high volume manufacturing capacity for that product.

    The Company generally purchases components and materials, such as electronics components, dielectric materials and enclosures of metal and plastic, from a number of suppliers. In certain operations, the Company relies on a limited number of suppliers or a single supplier. Although the Company believes there are alternative sources for components and materials currently obtained from a single source, there can be no assurance that the Company will be able to identify and qualify alternative suppliers in a timely manner. Maxwell's industrial computer business relies on single qualified suppliers for some of its critical components, primarily CPU boards and some power supplies. The Company considers the sources of supply to be adequate. However, after one of the Company's significant OEM customers specified a particular source for power supplies, in fiscal 1996 the Company experienced interruptions in shipments from this vendor and the interruption had a materially adverse short-term impact on the Company's operations. The EMI filter produced by the Company relies on a sole domestic source for one component, and that supplier has indicated its plans to design, build and sell a competing filter in the future. The Company believes this supplier will continue to sell to the Company but, if necessary, the Company could replace this supplier or design and manufacture the component itself. Although the Company seeks to reduce its dependence on sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary material adverse effect on the Company's results of operations and damage customer relationships due to the complexity of the products supplied and the significant amount of time required to qualify new suppliers. See "Risk Factors -- Reliance on Third Party Suppliers."

    The Company has limited experience with volume manufacturing of commercial products. To date, the Company has not manufactured in volume its ultracapacitors or purification systems. The Company may face challenges in scaling up production of its new products, especially those products that contain newly developed technologies. In addition, the Company will need to expand its current facilities or obtain additional production equipment or both in order to manufacture a substantial quantity of its products. There can be no assurance that the Company will be successful in expanding its facilities or obtaining additional facilities, or that it will be able to overcome the management, technological, engineering and other challenges associated with the production of significant quantities of products at acceptable cost on a timely basis. Outsourcing of manufacturing involves risks with respect to quality assurance, cost and the absence of close engineering support. See "Risk Factors --Limited Volume Manufacturing Experience."

RESEARCH AND DEVELOPMENT

    The Company conducts internally-funded engineering, research and development to refine and expand its products and services. Approximately 18% of the reported research and development expense consists of the Company's preparation of proposals principally for contracts for funded research and development for the government. For fiscal 1998, 1997, and 1996, expenditures for internally-funded research and development were approximately $8,206,000, $5,303,000, and $5,081,000 respectively. In addition, the Company performs substantial research and development work funded by customers, including agencies of the U.S. Government and commercial companies under strategic partnership arrangements.

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

    The Company uses employee and third-party confidentiality and non-disclosure agreements to protect its trade secrets and unpatented know-how. The Company requires each of its employees to enter into a proprietary rights and non-disclosure agreement in which the employee agrees to maintain the confidentiality of all proprietary information of the Company and, subject to certain exceptions, to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, the Company regularly enters into non-disclosure agreements with third parties, such as potential joint venture partners and customers.

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

BACKLOG

    The Company's funded backlog as of July 31, 1998 and 1997 amounted to approximately $41 million and $39 million respectively. The funded backlog consists of remaining funding under cost-plus contracts for tasks not yet completed, remaining revenues to be recognized on contracts accounted for on a percentage of completion basis and firm orders for products not yet delivered. The Company expects to complete or deliver substantially all of its currently funded backlog within 12 months. The unfunded portion of contracts awarded was approximately $34 million and $23 million at July 31, 1998 and 1997, respectively.

GOVERNMENT BUSINESS

    A substantial portion of the Company's sales (approximately 32% in fiscal 1998, 33% in fiscal 1997 and 40% in fiscal 1996) is derived from contracts with the United States government, principally agencies of the United States Department of Defense, and subcontracts with government suppliers. The reductions in defense budgets in the 1990's has adversely affected the Company's activities, particularly in the area of system survivability products and services, such as weapons effects simulation and testing. The Company has also experienced increased competition in bidding for new defense programs from contractors seeking to replace their lost business. The Company has experienced significant reductions in its business with the Department of Defense through fiscal 1995 as the Department responded to reduced global threats and shrinking defense budgets. While the Department of Defense has continued to fund, although at lower levels, research on next-generation pulsed power concepts, the operation of existing simulation machines in San Diego has been curtailed. Three of the four weapons effects simulators in San Diego which were designed, built, and operated by the Company and owned by the Department of Defense ceased operation on October 1, 1995. The Company has provided services to the Department of Defense to assist in the closure of these facilities. The Company currently continues to provide testing and analysis on the fourth simulation facility and on the simulation facilities now operated by Maxwell Physics International in San Leandro, California.

    The Company's government contracts are typically performable over a one-year or multi-year period, with funding provided in increments of one year or less. Government agencies may terminate their contracts, in whole or in part, at their discretion, and in such event, the government agency is obligated generally to pay the costs incurred by the Company thereunder plus a fee based upon work completed. Contract costs for services or products supplied to government agencies, including allocated indirect costs, are subject to audit and adjustment. Contract costs have been reviewed and accepted by the government through fiscal 1994. Contract revenues for periods subsequent to fiscal 1993 have been recorded in amounts which are expected to be realized upon final review and settlement. Contracts entered into by the Company with government agencies are fixed-price contracts or cost-plus contracts. Under a fixed-price contract, the customer agrees to pay a specific price for performance. Under a cost-plus contract, the customer agrees to pay an amount equal to the Company's allowable costs in performing the contract, plus a fixed or incentive fee. Certain costs of doing business, such as interest expenses and advertising expenses, are not allowable under cost-plus contracts. Greater risks are involved under a fixed-price contract than under a cost-plus contract because in a fixed-price contract the Company assumes responsibility for providing the specified product or services regardless of the actual costs incurred. Failure to anticipate technical problems, estimate costs accurately or control costs during contract performance reduces or eliminates the contemplated profit and can result in a loss. On the other hand, the government generally permits higher profit margins when establishing prices for fixed-price contracts because of such risks. In the technology programs and systems business segment approximately 87% and 77% of sales were derived from cost-plus contracts in fiscal 1998 and 1997, respectively, and the balance of sales in such years were derived from fixed-price contracts. See "Risk Factors -- Risks Associated with Government Business."

GOVERNMENT REGULATION

    The testing, manufacture and sale of certain of the Company's products are subject to regulation by numerous governmental authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, storage, distribution and promotion of food and medical products and processes. The Company has obtained clearance from the FDA for use of CoolPure technology for preservation of liquid foods. In addition, the Company has obtained clearance from the FDA for PureBright for food use and is applying for similar approvals in Canada and Europe, as well as supporting customers in obtaining clearance of PureBright for medical applications. The Company's EMI filter capacitor has been approved for use in implantable defibrillators and implantable pacemakers of certain medical device manufacturers. Delays in receipt of or failure to receive anticipated approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

SEGMENTS

    The Company's business segments are discussed in Note 11 of Notes to Consolidated Financial Statements incorporated herein by reference. The Company currently operates in three business segments: Power Conversion Products (includes design, development and manufacture of electrical components, systems and subsystems, including products that capitalize on pulsed power such as ultracapacitors, microbial purification systems, high voltage capacitors and other electrical components, power supplies and power conditioning systems and EMI filter capacitors); Industrial Computers and Subsystems (includes design and manufacture of standard, custom and semi-custom industrial computer modules, platforms and fully-integrated systems) and Technology Programs and Systems (includes research and development and programs in pulsed power, pulsed power systems design and construction, weapons effects simulation and computer-based analytic services, primarily for the Department of Defense and computer software services and products). The Company's operating subsidiaries are Maxwell Energy Products, Inc. (Power Conversion Products), Phoenix Power Systems, Inc. (Power Conversion Products), PurePulse Technologies, Inc. (Power Conversion Products), I-Bus, Inc. (Industrial Computers and Subsystems), Maxwell Technologies Systems Division, Inc. (Technology Programs and Systems), and Maxwell Business Systems, Inc. (Technology Programs and Systems). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

    At July 31, 1998, the Company had 837 employees, including 55 employees with Ph.D. degrees and 67 others with post-graduate degrees. None of the Company's employees is represented by a labor union. Maxwell considers its relations with its employees to be good. See "Risk Factors -- Dependence on Key Personnel."

                                  RISK FACTORS

    Stockholders should consider carefully, in addition to other information contained in this Annual Report on Form 10-K, the following factors.

DEPENDENCE ON PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE

    Many of the Company's products, especially its ultracapacitor and purification products, are in the development stage and are alternatives to existing technologies or are new technologies providing new capabilities not presently found in the marketplace. The Company's success is dependent in part on market acceptance of its new products and there can be no assurance that any material commercial market will develop for these products. The Company expects that its ultracapacitor and purification products will compete with existing products that are well established in the marketplace and that, in some cases, are less expensive. The future success of the Company will depend in large part on the Company's ability to accurately anticipate market demand for its products and services as well as improve its existing technologies and products. The Company's ability to demonstrate a technological or economic advantage, or both, over competitive products in addition to the technical, financial and other risks involved in introducing new products and technologies are critical to the Company achieving its goals. There can be no assurance that the Company will be successful in identifying markets for its technologies or in developing, manufacturing and marketing new commercial products or enhancements to existing products that address the needs of these markets, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

CONTINUING TRANSITION TO COMMERCIAL BUSINESS

    The Company is continuing its transition from its historical reliance on funded research and development business for defense and other federal government agencies to developing, manufacturing and marketing of products for commercial markets. The Company's success in this regard will depend upon a number of factors, including the Company's ability to develop and produce products at a commercially viable cost, to gain customer acceptance for its products and services, to expand its customer base through sales and marketing efforts, to expand successfully its manufacturing capacity, to develop extensions of its existing products and services into new applications and to conceive and develop new products and services. Commencing in fiscal 1996, the Company changed its senior management and reorganized its operations along product and service lines. There can be no assurance that the Company will be able to continue its transition to commercial businesses. The Company's inability to achieve any of these objectives would have a material adverse effect on the Company's business, results of operations and financial condition.

EXTENSIVE RELIANCE ON STRATEGIC RELATIONSHIPS; RESTRICTIONS DUE TO EXCLUSIVITY RIGHTS

    The Company has established and will continue to seek to establish strategic relationships with corporate partners and research relationships with United States government agencies to support its various development programs, leverage its expertise and manufacturing resources, obtain an understanding of and access to markets and validate products. The Company currently collaborates with a variety of strategic partners, including, for purification systems, Tetra Pak, a leading food packaging machinery and products company, and Pall Corporation, a leading provider of filters, membranes and other separation devices for healthcare, aeropower and fluid processing markets, and in the ultracapacitor business area, PacifiCorp, a leading utility holding company, and Siemens Matsushita Components, a joint venture of two of the world's leading technology-oriented companies.

    The loss of certain of its strategic relationships could have a material adverse effect on the Company's sales and growth. The Company's future success will depend in part on its continued relationships with various of its strategic partners, its ability to enter into other similar collaborative arrangements, the interest of certain of the Company's strategic partners in the potential products under development, the Company's success in meeting expectations of strategic partners and, ultimately, their success in marketing or willingness to purchase any such products. These programs may require the Company to share control over its development, manufacturing and marketing programs, limit its ability to license its technology to others, relinquish certain rights to its technology or restrict its ability to engage in certain areas of product development, production and marketing. Some of the Company's existing collaborative arrangements permit, and future arrangements also may permit, the Company's strategic partners to use or disclose the technology developed in the program without any royalty obligation, to the extent that the technology is jointly developed. Furthermore, the Company often grants an exclusivity right to its strategic partner as an inducement to the partner to participate in the development of a product or application. Any exclusivity rights granted to strategic partners may inhibit the Company's ability to find a wider market for certain of its commercial products and thus may materially reduce revenues during the exclusivity period. There can be no assurance that the Company will be able to enter into strategic arrangements on commercially reasonable terms or that these arrangements, if established, will result in successful programs to develop, manufacture or market pulsed power and other products or that the Company's strategic partners will not seek to manufacture jointly developed products themselves or obtain them from alternative sources. See "Business -- Strategic Partnerships."

FLUCTUATIONS IN OPERATING RESULTS; HISTORY OF LOSSES

    Although the Company had net income in fiscal 1997 and in fiscal 1998 (before acquired in-process R&D and other acquisition-related charges), it has incurred significant losses in two of the past five years. Net losses for the Company's 1996 and 1994 fiscal years were approximately $15.2 million and $1.7 million, respectively. Of the fiscal 1996 loss, $14.4 million arose from charges related to the reorganization of the Company's operations, a change in accounting principle and other charges more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Consolidated Financial Statements and Notes thereto incorporated by reference herein. The Company may in the future experience significant fluctuations in revenues and operating results from period to period as a result of a number of factors including, without limitation, the volume and timing of orders and market acceptance of the Company's products; the structure and timing of new strategic relationships; the Company's ability to fill orders on a timely basis; pricing policies of the Company or its competitors; variations in the mix of product sales; the timing of product introductions by the Company or its competitors; cancellation, suspension or other action taken by the United States government or its agencies on its programs and contracts with the Company; product obsolescence resulting from new product introductions or changes in customer demand; and expenses associated with the acquisition of businesses, products or technologies. The Company anticipates that, in order to obtain market penetration, from time to time it will sell new products at prices yielding margins below those it ultimately expects to achieve, and significant aggressive pricing in a particular quarter or quarters could adversely affect the results of operations for such periods. The impact of the foregoing factors may cause the Company's operating results to be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected. Quarterly results are not necessarily indicative of future performance for any particular period, and there can be no assurance that the Company will attain or sustain growth in sales and profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LIMITED VOLUME MANUFACTURING EXPERIENCE

    The Company has limited experience with volume manufacturing of commercial products. To date, the Company has not manufactured in substantial volume its ultracapacitors or purification systems. The Company may face challenges in scaling up production of its new products, especially those products that contain newly developed technologies, including problems involving production yields, quality control and assurance, component supply and shortages of qualified management and other personnel. In addition, the Company will need to continue to expand its current facilities or obtain additional facilities in order to manufacture a substantial quantity of its ultracapacitor, and purification products. There can be no assurance that the Company will be successful in expanding its facilities or obtaining additional facilities, or that it will be able to overcome the management, technological, engineering and other challenges associated with the production of significant quantities of products at acceptable cost on a timely basis. The Company may elect to outsource manufacturing of certain of its products, if such opportunities are available. Outsourcing of manufacturing involves risks with respect to quality assurance, cost and the absence of close engineering support. In addition, part of the Company's ultracapacitor development strategy is the implementation of a process that could allow customization of products while retaining the benefits of volume manufacturing and materials procurement. There can be no assurance that such a process can be developed and implemented in time to meet the Company's needs in this regard. Difficulties in manufacturing or in obtaining appropriate facilities or locating and qualifying outsourcing for manufacturing could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED SALES AND MARKETING EXPERIENCE

    The Company has limited experience marketing and selling ultracapacitors and purification systems. To sell these products, the Company will be required to develop a marketing and sales force that will be able to effectively demonstrate the advantages of these products over competing products and other traditional solutions. Furthermore, the highly technical nature of the Company's products limits the pool of potential sales personnel. The Company also enters into agreements with distributors or sales representatives regarding the marketing of its products. By entering into such agreements, the Company may be substantially dependent upon the efforts of others in deriving commercial benefits from its products. There can be no assurance that the Company will be successful in marketing and selling its products, that it will be able to establish adequate sales and distribution capabilities, that it will be able to enter into marketing agreements with third parties on financially acceptable terms or that any third parties with whom it enters into such arrangements will be successful in marketing and selling the Company's products. The Company's inability to achieve any of these objectives would have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS ASSOCIATED WITH ACQUISITIONS

    As part of its business strategy, the Company regularly reviews possible acquisitions of complementary companies, technologies or products, and periodically engages in discussions regarding such possible acquisitions. During fiscal 1998, the Company acquired four businesses with strategic importance to four different areas of the Company's operations. These acquisitions are geographically dispersed, with two located in California, one in Minnesota and the other in the United Kingdom. Acquisitions involve numerous risks, including evaluating new technologies; difficulties in the assimilation of the operations, products, personnel and cultures of the acquired companies; the ability to manage effectively geographically remote units; the diversion of management's attention from other day-to-day business concerns; risks of entering markets in which the Company has limited or no direct experience and the potential loss of key employees of the acquired companies. In addition, acquisitions may result in dilutive issuances of equity securities; the incurrence of debt; reduction of any then-existing cash balances; amortization expenses related to goodwill and other intangible assets and other charges to operating results, including acquired in process R&D meeting certain criteria, such as charges that were taken in connection with two acquisitions in fiscal 1998, that may materially adversely affect the Company's results of operations. Moreover, there can be no assurance that any equity or debt financings proposed in connection with any acquisition would be available to the Company on acceptable terms or at all, when, and if, suitable strategic acquisition opportunities arise. Although management expects to carefully analyze any opportunity before committing the Company's resources, there can be no assurance that any acquisition that is completed will result in long-term benefits to the Company or its stockholders or that the Company's management will be able to manage effectively the resulting business.

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

    The Company uses employee and third-party confidentiality and non-disclosure agreements to protect its trade secrets and unpatented know-how. The Company requires each of its employees to enter into a proprietary rights and non-disclosure agreement in which the employee agrees to maintain the confidentiality of all proprietary information of the Company and, subject to certain exceptions, to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, the Company regularly enters into non-disclosure agreements with third parties, such as consultants, potential joint venture partners, acquisition candidates and customers. No assurance can be given that these methods will enable the Company to maintain its trade secrets or unpatented know-how or that third parties will not independently develop and/or patent substantially equivalent proprietary information or copy, develop or otherwise obtain and use the Company's proprietary technology without authorization.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

    An increasing portion of the Company's revenues are derived from sales to customers located outside of the United States, and in fiscal 1998, the Company acquired an industrial computer company in the U.K. and took the first steps toward opening an industrial computer facility in France. The Company expects sales outside of the United States to continue to represent a significant and increasing portion of its future revenues. As a result, the Company's business will continue to be subject to certain risks generally associated with doing business abroad, such as foreign government regulations and export controls, as well as changes in tax laws, tax treaties, tariffs and freight rates. As the Company's international operations continue to grow, more management resources will be required to focus on the operation and expansion of the Company's worldwide business and to manage cultural, language and legal differences inherent in international operations. To the extent that political, economic and other conditions in these countries result in any prolonged work stoppages or other inability of the Company to obtain components or finished products, the Company's business, results of operations and financial condition could be materially adversely affected. Moreover, changes in the mix of income from the Company's foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased tax rates for the Company.

COMPETITION

    The markets in which the Company sells commercial products are highly competitive, rapidly changing and significantly affected by the cost and pricing of products, by new product introductions and other market activities of industry participants. The Company's emerging products also compete with established technologies in many markets, including batteries in ultracapacitor products and a number of established methods of treating water and decontaminating food packaging and medical products with respect to the Company's purification systems.

    Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than the Company. In addition, certain competitors have well-established relationships with customers and potential customers of the Company. Furthermore, as the Company's new products gain acceptance, companies with significantly greater resources than the Company could attempt to increase their presence in these markets. In order to be successful in the future, the Company must produce products that can be competitively priced, and must continue to respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings. There can be no assurance, however, that the Company's products will continue to compete favorably or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering its markets. See "Business -- Competition."

RISKS ASSOCIATED WITH GOVERNMENT BUSINESS

    A substantial portion of the Company's sales (approximately 32% in fiscal 1998, 33% in fiscal 1997, 40% in fiscal 1996) is derived from contracts with the United States government, principally agencies of the United States Department of Defense, and subcontracts with government suppliers. The reductions in defense budgets in the 1990's has adversely affected the Company's business, particularly in the area of system survivability products and services, such as weapons effects simulation and testing. Several years ago, the Company experienced significant reductions in this business as the Department of Defense responded to reduced global threats and shrinking defense budgets. The Company has also experienced increased competition in bidding for new defense programs from contractors seeking to replace their lost government business. There can be no assurance that defense spending in general or that contract awards to the Company specifically will not be reduced in the future. A significant loss of United States government funding would have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company's United States government business is also subject to various other risks, including: unilateral termination for the convenience of the government; reduction or modification in the event of changes in the government's requirements or budgetary constraints; increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost-plus contracts; risks of potential disclosure of the Company's confidential information to third parties; the failure or inability of a contractor to perform its obligations under a contract in circumstances where the Company is a prime contractor or subcontractor; the failure of the government to exercise options provided for in the contracts and the exercise of march-in rights or confirmatory licenses by the government. There can be no assurance that the Company's contracts with the Department of Defense and other government agencies will not be terminated, reduced or modified or that the grant of march-in rights or confirmatory licenses will not result in a loss of potential revenues, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company participates in government funded programs which may extend for several years, but are normally funded on an annual basis and shorter periods in some cases. There can be no assurance that funding will continue for programs covering the Company's development projects or that the Company can compete successfully in obtaining contracts for such programs. A significant reduction in, or discontinuation of, such funding or of the

Company's participation insuch programs would have a material adverse effect on the Company's business, results of operations and financial condition.

SUBSTANTIAL FUTURE CAPITAL NEEDS

    The Company believes that, in order to achieve its long-term strategic objectives and maintain and enhance its competitive position, it will need significant additional financial resources over the next several years. To meet anticipated volume production requirements for several of the Company's product lines, in particular ultracapacitors and purification systems, the Company will need expanded manufacturing capabilities and facilities or viable production alternatives. The Company anticipates that it will require additional capital in the future to fund its continuing expansion into commercial markets, to construct and equip additional facilities, or to acquire new or complementary businesses, product lines and technologies. There can be no assurance that the necessary additional financing will be available to the Company on acceptable terms or at all. If adequate funds are not available, the Company may be required to change, delay, reduce or eliminate its planned product commercialization strategy or its anticipated facilities expansion plans and expenditures, which could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON KEY PERSONNEL

    The Company's future performance depends in significant part upon the continued service of its key technical and senior management personnel. The Company is dependent on its ability to identify, hire, train, retain and motivate high quality personnel, especially key manufacturing executives and highly skilled engineers and scientists involved in the ongoing development, introduction and enhancement of the Company's products and technologies. The industries in which the Company competes are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. The Company's employees may terminate their employment with the Company at any time. Accordingly, there can be no assurance that any of the Company's current key employees will continue to work for the Company. Loss of services of key employees could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 COMPLIANCE

    A significant percentage of the software that runs most computers relies on two digit date codes to perform a number of computation and decision making functions. As the year 2000 approaches, these computer programs may fail from an inability to interpret data codes properly, misreading "00" for the year 1900 instead of 2000.

    The Company believes that its major computer systems are in compliance with Year 2000 criteria or will be brought into compliance on a timely basis, though there can be no assurance in that regard and the Company may experience problems with its application software programs, including its financial accounting, billing, payroll, manufacturing, and engineering software programs, among others. The Company has taken steps to bring any of its products which could be impacted by Year 2000 software problems into compliance, but no assurance can be given that all such products previously sold can be brought into compliance or that customers and end users will implement corrective action recommended by the Company or that such corrective action will effectively address the problem. Additionally, the Company's customers or third-party component suppliers and vendors may also experience business disruptions in connection with the Year 2000 software problem. The Company's business, operating results and financial condition could be materially adversely affected by Year 2000 problems with its own systems and products or if any of these customers, vendors or other third-party entities experience such a business disruption as a result of Year 2000 problems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RELIANCE ON THIRD PARTY SUPPLIERS

    The Company's success is dependent in part on its ability to secure qualified and adequate sources for supplies of materials, components and sub-assemblies at prices which will facilitate cost competitive products for the Company. The Company manufactures most of its products using a large number of components or sub-assemblies, many of which are commercially available industrial parts and the remainder of which are custom-made to the Company's specifications (by the Company and certain qualified outside manufacturers). The Company endeavors to maintain more than one source of supply for each of its major components or subassemblies, to the extent possible, although certain suppliers are currently the sole source of one or more items upon which the Company is dependent in the manufacture of its EMI filters and industrial computing products. In the past, the Company has on occasion experienced difficulty in obtaining timely delivery of power supplies for industrial computers from outside suppliers which has adversely impacted the Company's delivery time to its customers and in one circumstance the Company believes such delivery problems were a contributing factor to the loss of certain business from a major customer. There can be no assurance that these and other similar supply problems will not recur. The current sole domestic source of a component of the Company's EMI filter has indicated it plans to design, build and sell a competing filter in the future. The Company believes this supplier will continue to sell to the Company but that, if necessary, the Company believes it could replace this supplier with another vendor or with a component manufactured by the Company. Although the Company seeks to reduce its dependence on sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary material adverse effect on the Company's results of operations and damage customer relationships due to the complexity of the products supplied and the significant amount of time required to qualify new suppliers.

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

POTENTIAL DILUTIVE IMPACT OF EMPLOYEE STOCK OPTION PROGRAMS AT SUBSIDIARIES

    The Company has adopted employee stock option plans at each of its four principal operating subsidiaries providing for the issuance of incentive and nonqualified stock options to purchase common stock of these companies. In addition, employee stock options are outstanding in a fifth subsidiary which is not currently conducting any active business operations. Any of these subsidiary stock options that have an exercise price per share less than the fair market value per share of the common stock of a subsidiary ("in-the-money") will have a negative impact on the Company's earnings per share. The Company expects that its reported diluted earnings per share will be reduced in future quarters due to the increased fair market value of certain of the Company's subsidiaries. Such options, when and if exercised, will dilute the Company's actual ownership interests in its subsidiaries, thus reducing the Company's share of the net income, potential dividends or distributions and proceeds of any sale or other disposition of such subsidiary. The equity interests upon exercise of stock options in the subsidiaries would be accounted for as a minority interest. Based on current programs, the dilutive impact attributable to these option plans could be up to 12% at each of the Company's principal operating subsidiaries (15% at one subsidiary). In addition, certain key employees of one of the Company's subsidiaries, Maxwell Business Systems, Inc., which markets the JAMIS accounting software package, currently own an aggregate of 20% and have the right to purchase up to an additional 29% of that subsidiary. Currently, no established trading market exists for the common stock underlying any of the subsidiary options and such options are not exchangeable for Common Stock of the Company. The Company has no plan to offer an exchangeability feature for options to purchase Company Common Stock or otherwise provide liquidity for these subsidiary options, but the Company could consider such alternatives in the future.

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

GOVERNMENT REGULATION

    The testing, manufacture and sale of certain of the Company's products are subject to regulation by numerous governmental authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the United States Food and Drug Administration (the "FDA") regulates the pre-clinical and clinical testing, manufacture, labeling, storage, distribution and promotion of food and medical products and processes. The Company has obtained clearance from the FDA of its CoolPure technology for preservation of liquid foods. In addition, the Company has obtained clearance from the FDA of PureBright for food use and is applying for similar approvals in Canada and Europe, as well as supporting customers in obtaining clearance of PureBright for medical applications. Implantable defibrillators and pacemakers that incorporate the Company's EMI filter have been approved by the FDA. Delays in receipt of or failure to receive anticipated approvals or clearances, the loss of previously received approvals or clearances, limitations on intended use imposed as a condition of such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

ANTI-TAKEOVER PROVISIONS

    The Company's Board of Directors is divided into three classes, each of which is elected and serve overlapping three-year terms. In addition, the Company has adopted a rights plan that, among other things, grants rights to purchase Common Stock to all stockholders at a price significantly below market value upon a business combination in the event a single person or group has previously acquired more than 20% of the outstanding Common Stock without the Board of Directors having elected to redeem such rights. Furthermore, the Company's certificate of incorporation contains a "fair price provision" intended to require an acquirer to obtain the consent of the Board of Directors to any business combination involving the Company. The Company's certificate of incorporation and bylaws also contain provisions barring stockholders action by written consent and the calling by stockholders of a special meeting. Amendment of such provisions requires a super majority vote by the stockholders, except with the consent of the Board of Directors. The rights plan and provisions of the Company's certificate of incorporation and bylaws could delay, deter or prevent a merger, tender offer, or other business combination or change in control involving the Company that some, or a majority of, stockholders might consider to be in their best interests, including offers or attempted takeovers that might otherwise result in such stockholders receiving a premium over the market price of the Common Stock. See "Description of Capital Stock -- Common Stock Rights" and "-- Additional Anti-Takeover Provisions."

LIMITED TRADING VOLUME; VOLATILITY OF STOCK PRICE

    The Company's Common Stock is traded on the Nasdaq National Market. Trading volume in the twenty trading days ended September 30, 1998 averaged 55,625 shares traded per day. Trading of relatively small blocks of stock can have a significant impact on the price at which the stock is traded. The Company believes factors such as quarterly fluctuations in financial results, announcements of new technologies impacting the Company's products, announcements by competitors or changes in securities analysts' recommendations may cause the market price to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, in the United States and worldwide, such as recessions or high interest rates, may adversely affect the market price of the Common Stock. See "Item 5 -- Market for the Registrant's Common Equity and Related Stockholder Matters."

ITEM 2. PROPERTIES

    The Company owns a 45,600 square foot engineering and administrative support facility, a 22,000 square foot manufacturing facility and a 35,000 square foot office and laboratory building situated on approximately 8.9 acres of land located in San Diego, California. The 35,000 square foot building is currently unoccupied and on the market for sale or lease. In addition, the Company owns a 25,000 square foot manufacturing facility on 2.6 acres of land located in Carson City, Nevada. The Company leases six other facilities in the San Diego area and a 240,000 square foot facility in San Leandro, California, of which 45,000 square feet is subleased to a third party. The Company also leases a 8,200 square foot facility in Minneapolis, Minnesota, three facilities totaling 30,000 square feet in the United Kingdom and 4,500 square foot facility in Nice, France. The Company leases office space in Virginia; Albuquerque, New Mexico; and Mission Viejo, California. The Company's leased facilities are leased for varying terms and some of them contain options permiting the Company to extend the lease term. The Company utilizes its facilities in the following manner: corporate, sales and administrative (122,000 sq. ft.); manufacturing, assembly and testing, research and development laboratories and engineering (470,000 sq. ft.) The Company also utilizes on a rent free basis 22,000 square feet at Kirkland Air Force Base in Albuquerque, New Mexico and operates a 500 acre test site in San Diego under a facilities contract with the Defense Special Weapons Agency.

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

    In 1992, the Company and approximately 40 other potentially responsible parties signed a consent order with the State of California with respect to costs to be incurred at a recycling facility to characterize and remediate hazardous substances. To date, the site has been characterized, and the Company and the other potentially responsible parties have paid substantially all of their respective shares of the costs of such characterization. The estimated cost of monitoring and remediation activities, of which the Company's share is currently estimated at approximately 3.3%, totals approximately $23 million. Approximately $21 million of this amount will consist of maintenance, monitoring and related costs to be incurred over a 25-30 year period. The Company has accrued its share of such estimated costs; on the basis of amounts accrued by the Company, it is management's opinion that any additional liability resulting from this situation will not have a material effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4.1  EXECUTIVE OFFICERS OF THE REGISTRANT

         The Executive officers of the Company are set forth below. The Company's officers serve at the pleasure of the Board of Directors.


Name                        Age       Position
----                        ---       --------

Kenneth  F. Potashner       41        Chairman of the Board, President and Chief
                                      Executive Officer. Mr. Potashner has
                                      served Maxwell as Chairman of the Board
                                      since April 1997, and all other capacities
                                      since April of 1996. From 1991 through
                                      1994 he was Vice President, Product
                                      Engineering, for Quantum Corporation. From
                                      1994 to April of 1996, he served as
                                      Executive Vice President, Operations,
                                      Conner Peripherals.

Gary J. Davidson            43        Vice President - Finance and
                                      Administration, Treasurer and CFO. Mr.
                                      Davidson served as Corporate Controller of
                                      the Company from May 1986 until his
                                      appointment as Vice President-Finance,
                                      Treasurer and Chief Financial Officer in
                                      March, 1994. Mr. Davidson assumed the
                                      duties of Vice President-Administration in
                                      March 1995. Prior to joining the Company,
                                      Mr. Davidson was a manager with the
                                      international accounting firm of Ernst &
                                      Young, serving in both audit and tax
                                      capacities.


Thomas J. Horgan            38        Vice President and Director. Mr. Horgan is
                                      Corporate Vice President and in September
                                      1998 was named President of Advanced
                                      Energy Products. Previously, he served as
                                      Corporate Vice President, Business
                                      Development, and was elected to the Board
                                      of Directors of the Company in January
                                      1997. Prior to joining Maxwell in June of
                                      1996, Mr. Horgan served from 1991 through
                                      1993 as European Information Security
                                      Center Manager for Digital Equipment. In
                                      1993 he joined Quantum Corporation and
                                      until 1995 served as Director, Customer
                                      Service. From 1995 until joining Maxwell,
                                      he was Vice President, Customer Service,
                                      for Conner Peripherals.

Gregg McKee                 55        Vice President. Mr. McKee became Corporate
                                      Vice President and President of Maxwell
                                      Energy Products, Inc. in September of
                                      1996. From 1990 until joining Maxwell he
                                      served Quantum Corporation in various
                                      capacities. From 1990 to January 1993 he
                                      was Director of the Customer Service
                                      Group; from February 1993 to December
                                      1995, he served as Corporate Director of
                                      Malaysian Operations; and from January of
                                      1995 until joining Maxwell he was
                                      President, Quantum Malaysia.

Donald M. Roberts           50        General Counsel and Secretary. Mr. Roberts
                                      has served as General Counsel since
                                      joining the Company in April, 1994, and
                                      was appointed Secretary in June, 1996. For
                                      more than five years prior thereto, Mr.
                                      Roberts was a shareholder of the law firm
                                      of Parker, Milliken, Clark, O'Hara &
                                      Samuelian, a Professional Corporation, and
                                      a partner of the predecessor law
                                      partnership, and in that capacity had
                                      served the Company as outside legal
                                      advisor for more than ten years.

Walter P. Robertson         56        Vice President. Mr. Robertson was named
                                      Corporate Vice President and President of
                                      Maxwell Technologies Systems Division,
                                      Inc. in August of 1996. Prior to that he
                                      served General Dynamics as Vice President,
                                      Aircraft Production from 1991 through 1992
                                      and as Vice President and General Manager,
                                      Space Magnetics from 1992 through 1994.
                                      From May 1994 through November 1994, Mr.
                                      Robertson was Transition Director for
                                      Martin Marietta. In April of 1995 and
                                      until joining Maxwell, he served
                                      BioSolutions Technologies, a start-up
                                      company, as President and Chief Executive
                                      Officer.

Ted Toch                    50        Vice President. Mr. Toch joined the
                                      Company in June 1998, as Corporate Vice
                                      President and President of PurePulse
                                      Technologies, Inc. Prior to joining
                                      PurePulse Technologies he was Vice
                                      President of Marketing and Sales for
                                      Johnson&Johnson's Advanced Sterilization
                                      Products Division from 1993 to 1998 with
                                      earlier experience as Vice-President and
                                      General Manager of the Instrument's
                                      Division of Nellcor, Inc.

John D. Werderman           52        Vice President. Mr. Werderman was named
                                      Corporate Vice President and President of
                                      I-Bus, Inc. in July 1997. Previously, Mr.
                                      Werderman served as Chief Operating
                                      Officer of Maxwell Technologies Systems
                                      Division, Inc. Prior to joining Maxwell in
                                      October 1996, Mr. Werderman worked for
                                      M/A.COM, Inc. for over 15 years, most
                                      recently as President and General Manager
                                      of their Baltimore, Maryland operation,
                                      M/A.COM Government Products, Inc.


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

                                                           HIGH           LOW
                                                           ----           ---
    FISCAL YEAR 1997
    Quarter ended October 31, 1996...................... $15-1/2        $  6-3/4
    Quarter ended January 31, 1997......................  25-1/8          17
    Quarter ended April 30, 1997........................  23              18
    Quarter ended July 31, 1997.........................  23-1/4          18

    FISCAL YEAR 1998
    Quarter ended October 31, 1997...................... $38-1/2        $ 21-3/4
    Quarter ended January 31, 1998......................  36-3/8          21
    Quarter ended April 30, 1998........................  32-5/16         25
    Quarter ended July 31, 1998.........................  28-7/8          22


    The last reported sale price of the Common Stock on the Nasdaq National Market on October 23, 1998 was $25-1/4 per share. As of September 30, 1998, there were 512 holders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

        See the Index included at "Item 14. Exhibits Financial Statement Schedules, and Reports on Form 8-K."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        See the Index included at "Item 14. Exhibits Financial Statement Schedules, and Reports on Form 8-K."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See the Index included at "Item 14. Exhibits Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEMS 10 THROUGH 13

         The information required under Item 10 (Directors and Executive Officers of the Registrant), Item 11, (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be reported in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A as follows and is incorporated herein by reference:


Item Number                          Heading in Proxy Statement
-----------                          --------------------------

10........                          "ELECTION OF DIRECTORS"

11........                          "EXECUTIVE COMPENSATION"

12 .......                          "SECURITY OWNERSHIP OF CERTAIN
                                    BENEFICIAL OWNERS AND MANAGEMENT"

13........                          "EXECUTIVE COMPENSATION"

(See also Item 4.1 - "Executive Officers of the Registrant," Part I, supra)


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) FINANCIAL STATEMENTS.

                                                                          PAGE
                                                                         NUMBER
                                                                         ------


1.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.........................................   F-2
2.  Selected Consolidated Financial Data................................. F-11
3.  Report of Ernst & Young LLP, Independent Auditors.................... F-12
4.  Consolidated Balance Sheets at July 31, 1997 and 1998................ F-13
5.  Consolidated Statement of Operations for the Years Ended
      July 31, 1996, 1997 and 1998....................................... F-14
6.  Consolidated Statement of Stockholders' Equity for the Three Years
       Ended July 31, 1998............................................... F-15
7.  Consolidated Statement of Cash Flows for the Years Ended
       July 31, 1996, 1997 and 1998 ..................................... F-16
8.  Notes to Consolidated Financial Statements........................... F-17

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

          3.2       Certificate of Amendment of Restated Certificate of
                    Incorporation of the Registrant increasing the number of authorized shares to 20 million, dated November 22, 1996 --
                    Exhibit 3.2 to the Registrant's 1997 Form 10-K Annual Report for the year ended July 31, 1997 ("1997 Form 10-K") is incorporated by reference.

          3.3 Bylaws of the Registrant as amended to date -- Exhibit 3.2 to the 1987 Form 10-K is incorporated by reference.

                                       26


          3.4       Revised Article IV of the Bylaws of the Registrant --
                    Exhibit 3.4 to the 1997 Form 10-K is incorporated by reference.

          4.1       Form of Rights Certificate -- Exhibit 1 to the Registrant's
                    Form 8-A filed June 30, 1989 is hereby incorporated by reference.

          4.2       Amendment to Form of Rights Certificate, dated April 2,
                    1997 -- Exhibit 4.2 to the 1997 Form 10-K is incorporated by reference.

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

         10.2       Amendment Number One to Maxwell Laboratories, Inc. Director
                    Stock Option Plan, dated February 7, 1997 -- Exhibit 10.2 to the 1997 Form 10-K is incorporated by reference

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

         10.5       Amendment Number One to Maxwell Laboratories, Inc. 1995
                    Stock Option Plan, dated March 19, 1997-- Exhibit 10.6 to the 1997 Form 10-K is incorporated by reference.

         10.6+      Amendment Number Two to Maxwell Technologies, Inc. 1995
                    Stock Option Plan, dated January 28, 1998.

         10.7       Maxwell Laboratories, Inc. 1994 Employee Stock Purchase
                    Plan -- Exhibit 10.4 to the 1995 Form 10-K is incorporated by reference.

         10.8       Maxwell Laboratories, Inc. 1994 Director Stock Purchase
                    Plan-- Exhibit 10.5 to the 1995 Form 10-K is incorporated by reference.

         10.9       Lease dated December 1, 1988 between Philip MacDonald, as
                    Lessor, and the Registrant, as Lessee --Exhibit 10.4 to the 1989 Form 10-K is incorporated by reference.

         10.10      Lease dated February 28, 1986 between the Registrant, as
                    Lessee, and Elkhorn Ranch, Inc., as Lessor -- Exhibit 10.11 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1986 ("1986 Form 10-K") is incorporated by reference.

         10.11      First Amendment to Industrial Real Estate Lease between the
                    Registrant, as Lessee, and Elkhorn Ranch, Inc., as Lessor, dated June 30, 1995 -- Exhibit 10.11 to the 1997 Form 10-K is incorporated by reference.

         10.12+     Maxwell Technologies, Inc. Officer and Director Stock
                    Repurchase Policy.

         10.13      Office Lease Agreement dated August 28, 1987 by and between
                    Airport Property Company, a N.M. Limited Partnership, as
                    Lessor, and the Registrant, as Lessee -- Exhibit 10.16 to the Registrant's Form 10-K Annual Report for the year ended
                    July 31, 1988 ("1988 Form 10-K") is incorporated by reference.

        10.14       Agreement of May, 1994 between the Registrant and Compagnie
                    Europeene de Composants Electroniques --LCC under which the Registrant licenses, manufactures and distributes certain capacitors -- Exhibit 10.11 to the 1995 Form 10-K is incorporated by reference.

        10.15 Lease dated April 17, 1995, by and between Cody Three, Inc., as Lessor, and the Registrant, as Lessee -- Exhibit 10.12 to the Registrant's Form 10-K Annual Report for the year ended
                    July 31, 1996 ("1996 Form 10-K") is incorporated by reference.

        10.16       Amended and Restated Industrial Real Estate Lease dated
                    January 1, 1997 by and between Equus 9177, LLC, as Lessor, and I-Bus, Inc., as Lessee. -- Exhibit 10.16 to the 1997
                    Form 10-K is incorporated by reference.

        10.17+      Maxwell Laboratories, Inc. Executive Deferred Compensation
                    Plan, dated September 1, 1998.

        10.18       Consulting Agreement dated June 25, 1996, between the
                    Registrant and Alan C. Kolb-- Exhibit 10.14 to the 1996 Form
                    10-K is incorporated by reference.

        10.19       Separation Agreement dated June 25, 1996, between the
                    Registrant and Alan C. Kolb-- Exhibit 10.15 to the 1996 Form
                    10-K is incorporated by reference.

        10.20       Chief Executive Officer Employment Contract dated March 25,
                    1996 and Amendment dated April 16, 1996 between the
                    Registrant and Kenneth F. Potashner -- Exhibit 10.16 to the
                    1996 Form 10-K is incorporated by reference.

        10.21       Second Amendment to the Chief Executive Officer Employment
                    Contract dated June 23, 1997 between the Registrant and
                    Kenneth F. Potashner -- Exhibit 10.21 to the 1997 Form 10-K is incorporated by reference.

        10.22       Restricted Stock Agreement dated July 25, 1996, between the
                    Registrant and Kenneth F. Potashner --Exhibit 10.17 to the
                    1996 Form 10-K is incorporated by reference.

        10.23       Amendment Number One to Restricted Stock Agreement, dated
                    June 24, 1997, between the Registrant and Kenneth F.
                    Potashner -- Exhibit 10.23 to the 1997 Form 10-K is incorporated by reference.

        10.24       Lease dated October 12, 1994 by and between Madison Square
                    Partnership, as Lessor, and PurePulse Technologies, Inc.
                    (formerly Foodco Corporation), as Lessee -- Exhibit 10.18 to the 1995 Form 10-K is incorporated by reference.

        10.25       Lease dated November 1, 1996, by and between Ponderosa Pines
                    Partnership, as Lessor, and PurePulse Technologies, Inc., as
                    Lessee -- Exhibit 10.25 to the 1997 Form 10-K is incorporated by reference.

        10.26+      Line of Credit Agreement dated March 4, 1998, between the
                    Registrant and Sanwa Bank California and First Amendment dated May 29, 1998 between the Registrant and Sanwa Bank of
                    California.

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

        10.29       Lease dated June, 1997 by and between AEW/LBA Acquisition
                    Company II, LLC, as Lessor and the Registrant as Lessee --
                    Exhibit 10.29 to the 1997 Form 10-K is incorporated by reference.

        10.30+      Executive Bonus Plan for Fiscal 1999.


        10.31       PurePulse Technologies, Inc. 1994 Stock Option Plan --
                    Exhibit 10.26 to the 1996 Form 10-K is incorporated by reference.

        10.32       Maxwell Federal Division, Inc. 1996 Stock Option Plan --
                    Exhibit 10.34 to the 1997 Form 10-K is incorporated by reference.

        10.33       Maxwell Energy Products, Inc. 1996 Stock Option Plan --
                    Exhibit 10.35 to the 1997 Form 10-K is incorporated by reference.

        10.34       I-Bus, Inc. 1996 Stock Option Plan -- Exhibit 10.36 to the
                    1997 Form 10-K is incorporated by reference.

        10.35       Maxwell Information Systems, Inc. 1996 Stock Option Plan --
                    Exhibit 10.37 to the 1997 Form 10-K is incorporated by reference.

        10.36       Amendment Number One to the Maxwell Laboratories, Inc. 1994
                    Employee Stock Purchase Plan, effective as of April 30, 1997
                    -- Exhibit 10.38 to the 1997 Form 10-K is incorporated by reference.

        10.37+ Lease dated March 1, 1998, between Hassan H. Yarpezeshkan and Maryam Yarpezeshkan, as Lessor and the Registrant, as Lessee.

        10.38       Stock Purchase Agreement among Maxwell Technologies, Inc.,
                    Maxwell Energy Products, Inc., and PacifiCorp Energy
                    Ventures, Inc., dated October 30, 1997. Exhibit 10 to the
                    Registrant's October 31, 1997 Form 10-Q is incorporated by reference.

        10.39       Amended and Restated Agreement of Purchase and Sale of
                    Assets, dated as of March 29, 1998, among the Company, Maxwell Technologies Systems Division, Inc., Primex
                    Technologies, Inc. and Primex Physics International Company
                    -- Exhibit 2.1 to the Registrant's Form 8-K filed April 29,
                    1998 is hereby incorporated by reference.

        10.40+      Assignment and Assumption Agreement (Facility Lease) dated
                    April 15, 1998, by and between Primex Physics International
                    Company, as assignor and Maxwell Technologies Systems
                    Division, Inc., as assignee.

        10.41+      Assignment and Assumption Agreement (Ground Lease) dated
                    April 15, 1998, by and between Primex Physics International
                    Company, as assignor and Maxwell Technologies Systems
                    Division, Inc., as assignee.

        10.42+      Underlease dated March 6, 1997 by and between Pegasus
                    Airwave Limited, as Lessor and I-Bus UK, Limited (formerly
                    Tri-MAP International, Limited), as Lessee.

        21.1+       List of subsidiaries of the Registrant.

        23.1+       Consent of Ernst & Young LLP, Independent Auditors.

        27+         Financial Data Schedule.

(b)      REPORTS ON FORM 8-K.

    On June 29, 1998, the Registrant filed a Form 8-K/A amendment to the Current Report on Form 8-K filed on April 29, 1998, reporting the acquisition of the assets and assumption of certain liabilities of the electromagnetic systems groups of Primex Physics International. The amendment provided certain historical and pro-forma financial information of said group.

----------

 +   Filed herewith.



                                       MAXWELL TECHNOLOGIES, INC.

                                     INDEX TO FINANCIAL INFORMATION

                                                                                                   PAGE
                                                                                                   ----

Management's Discussion and Analysis of Financial Condition and Results of Operations............   F-2

Selected Consolidated Financial Data.............................................................   F-11

Report of Ernst & Young LLP, Independent Auditors................................................   F-12

Consolidated Balance Sheets at July 31, 1997 and 1998............................................   F-13

Consolidated Statement of Operations for the Years Ended July 31, 1996, 1997 and 1998............   F-14

Consolidated Statement of Stockholders' Equity for the Three Years Ended July 31, 1998...........   F-15

Consolidated Statement of Cash Flows for the Years Ended July 31, 1996, 1997 and 1998............   F-16

Notes to Consolidated Financial Statements.......................................................   F-17


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Two years ago Maxwell implemented a business reorganization that became effective August 1, 1996 (the "Reorganization"). In the Reorganization, the Company was recast into distinct business and operating units, and new senior management was put in place. While commercial business opportunities underlay the Reorganization, the Company continues to perform research and development, primarily in its core pulsed power and advanced software areas for the United States Department of Defense ("DOD"). These activities have produced a suite of innovative products, technologies and research and development capabilities. Entering fiscal 1998, the new senior management team focused on utilizing these resources to lay the foundation for a global, commercially-focused enterprise. To this end, the following major steps were taken during the year.

    - Completed a follow-on offering of common stock, raising approximately $47 million in equity capital.

    - Placed a strong focus on the PowerCache(TM) ultracapacitor product line, including build-up of infrastructure and manufacturing capability, and direct-line organizational reporting.

    - Hired a senior executive with international expertise, Claude Barathon, as President of European Operations with an initial emphasis on sales and marketing for Europe.

    - Acquired three domestic companies related to the Company's core business areas of pulsed power products, systems and R&D.

    - Acquired a United Kingdom-based company which both complements Maxwell's line of industrial PC's and provides a strong base of operations overseas.

    - Discontinued the separate operation of the primarily software-related Information Products and Services business segment; the Company is now organized in three business segments, and effective with the third quarter of fiscal 1998, is reporting its results accordingly.

    Primarily due to the acquisitions mentioned above, the Company incurred special charges during the year of $8.9 million, including costs of acquired in-process research and development meeting certain criteria. Excluding these special charges, net income for fiscal 1998 was $8.2 million, or more than double the $4.0 million of 1997. After special charges, the Company incurred a net loss of $769,000. See "Special Charges" below, and Note 9 of Notes to Consolidated Financial Statements.

    The net loss of $15.2 million in fiscal 1996 included $14.4 million of charges related to the Reorganization, adoption of new accounting standards, a valuation allowance for net deferred income tax assets and other charges.
See Note 9 of Notes to Consolidated Financial Statements.

    The Company's business segments are as follows:

    - Power Conversion Products: Includes design, development and manufacture of electrical components, systems and subsystems, including products that capitalize on pulsed power such as ultracapacitors, microbial purification systems, high voltage capacitors and other electrical components, power supplies and power conditioning systems and electromagnetic interference filter capacitors.

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

    As mentioned above, the Company reorganized the operations within the Information Products and Services business segment, including a refocusing of certain operations along the lines of other of the Company's existing business segments and the discontinuation of certain businesses. Therefore, effective as of the beginning of the fiscal 1998 third quarter, the Company no longer operates or reports in the Information Products and Services segment. Partial-year results from that segment, covering the first six months of fiscal 1998, are included in the Company's segment reporting.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected operating data for the Company, expressed as a percentage of sales.

                                                                       YEAR ENDED JULY 31,
                                                             ---------------------------------
                                                              1996          1997         1998
                                                             ------        -----         -----
Sales ...................................................... 100.0%        100.0%        100.0%
Cost of sales ..............................................  81.4          69.1          66.6
                                                             -----         -----         -----
  Gross profit .............................................  18.6          30.9          33.4

Operating expenses:
  Selling, general and administrative expenses .............  19.3          21.6          21.1
  Research and development expenses ........................   6.3           5.2           6.5
  Acquired in-process R&D and other special charges ........    --            --           7.1
  Restructure and asset impairment losses ..................   7.0            --            --
                                                             -----         -----         -----
     Total operating expenses ..............................  32.6          26.8          34.7
                                                             -----         -----         -----
Operating income (loss) .................................... (14.0)          4.1          (1.3)
Interest expense ...........................................   0.4           0.2           0.2
Other-net ..................................................  (0.5)         (0.2)         (1.1)
                                                             -----         -----         -----
Income (loss) before income taxes, minority interest
  and loss from cumulative effect of change in accounting
  principle ................................................ (13.9)          4.1          (0.4)
Income tax expense .........................................   1.6            --           0.2
Minority interest in net income of subsidiaries ............   0.1           0.1            --
Loss from cumulative effect of change in accounting
  principle ................................................   3.2            --            --
                                                             -----         -----         -----

  Net income (loss) ........................................ (18.8)%         4.0%         (0.6)%
                                                             =====         =====         =====

    The following table sets forth, for the periods indicated, the Company's business segment sales, gross profit and gross profit as a percentage of business segment sales.

                                                                 YEAR ENDED JULY 31,
                                                         ------------------------------------
                                                            1996          1997         1998
                                                         --------       -------       -------
                                                                    (IN THOUSANDS)
Power Conversion Products:
  Sales...............................................   $ 16,448       $27,039       $39,312
     Gross profit.....................................      3,887        10,142        16,226
     Gross profit as a percentage of sales............       23.6%         37.5%         41.3%
Industrial Computers and Subsystems:
  Sales...............................................   $ 26,131       $34,259       $40,864
     Gross profit.....................................      7,633        11,537        14,210
     Gross profit as a percentage of sales............       29.2%         33.7%         34.8%
Technology Programs and Systems:
  Sales...............................................   $ 30,198       $31,087       $40,446
     Gross profit.....................................      5,659         6,246         9,107
     Gross profit as a percentage of sales............       18.7%         20.1%         22.5%
Information Products and Services:
  Sales...............................................   $  8,134       $ 9,026       $ 4,666
     Gross profit.....................................     (2,161)        3,379         2,306
     Gross profit as a percentage of sales............      (26.6)%        37.4%         49.4%

Sales

    In fiscal 1998, the Company's total sales increased $23.9 million, or 23.6%, to $125.3 million from $101.4 million in fiscal 1997. In fiscal 1997, sales increased $20.5 million, or 25.3%, to $101.4 million from $80.9 million in fiscal 1996. International sales totaled $19.6 million in fiscal 1998, $12.6 million in fiscal 1997 and $7.6 million in fiscal 1996. The increase in international sales in fiscal 1998 over fiscal 1997 was primarily due to revenues from the expansion of the Company's industrial computer business into Europe. The increase in these sales in fiscal 1997 over fiscal 1996 was primarily attributable to increased international revenues from customer funded development in the Power Conversion Products business segment.

    Power Conversion Products. In fiscal 1998, Power Conversion Products sales increased $12.3 million, or 45.4%, to $39.3 million from $27.0 million in fiscal 1997. Power Conversion Products exhibited sales growth in nearly all product areas; in particular, a switch component for a National Laboratory pulsed power project; the ultracapacitor business area, which included marketing and technology access rights with two new strategic partners during the fiscal year, Siemens Matshusita Components and PacifiCorp; electromagnetic interference ("EMI") filters for implantable medical products and aerospace applications; as well as two newly acquired business areas for the Company involving power systems and glass-to-metal seals, both of which have application to the ultracapacitor product line, all contributed to the increase in sales.

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

    Industrial Computers and Subsystems. In fiscal 1998, Industrial Computers and Subsystems sales increased $6.6 million, or 19.3%, to $40.9 million from $34.3 million in fiscal 1997. Sales in this business segment are made principally to OEM customers and are primarily derived from the shipment of computers and subsystems that are "designed-in" to the OEM's product. In fiscal 1998, the Company expanded its product offering and marketing strategy with the acquisition of an United Kingdom-based company that offers standard products to OEMs primarily via catalogs. The Company expects to be selling standard products in the U.S. in fiscal 1999, and to leverage leads from catalog sales into additional OEM design-ins going forward. Sales to a long-standing OEM customer under a major multi-year program were completed during fiscal 1998. Other OEM projects as well as the expansion into the standard product area more than offset the major program completion, and resulted in the increase in sales for the year.

    In fiscal 1997, Industrial Computers and Subsystems sales increased $8.1 million, or 31.1%, to $34.3 million from $26.1 million in fiscal 1996. The sales increase in fiscal 1997 was derived from increased sales to OEM customers primarily in the computer telephony market. The largest portion of the increase consisted of sales to a single, long-standing OEM customer under a program that was concluded in the subsequent fiscal year, as described above.

    Technology Programs and Systems. In fiscal 1998, sales in the Technology Programs and Systems segment increased $9.4 million, or 30.2%, to $40.5 million from $31.1 million in fiscal 1997. The Company had an increase in revenues in its core, Government-funded pulsed power research and development activities, including revenue in this business area from the Physics International acquisition. In addition, the Company's job-cost accounting software business, which is primarily focused on Government contractors, was shifted to this segment during the third quarter of the year when the commercial software-oriented business segment was reorganized.

    In fiscal 1997, sales in the Technology Programs and Systems segment increased $0.9 million, or 2.9%, to $31.1 million from $30.2 million in fiscal 1996. This increase was primarily attributable to revenues from a contract for high-voltage power supplies for a Department of Energy accelerator project and increased work levels on two large multi-year contracts for the DOD. This increase was partially offset by the absence of revenue from the Company's chemical analytical services business, which was sold in the fourth quarter of fiscal 1996, the winding-down of the Company's environmental consulting business and lower hardware systems sales.

    Revenues for fiscal 1997 and a portion of fiscal 1998 include amounts related to the closure of three DOD pulsed power simulation facilities operated by the Company for many years in San Diego. The closure activities were concluded in the first half of fiscal 1998. The Company continues to perform services under long-term contracts with the DOD, including both research for next-generation pulsed power technology for x-ray simulators as well as conducting experiments using existing simulators at the newly acquired Physics International facility. These and other contracts with the DOD are subject to periodic Government funding provisions. The level of future DOD expenditures in the Company's research and development area and the related impact on funding for the Company's contracts are not predictable and, therefore, previously reported results are not necessarily indicative of those to be expected in the future.

    Information Products and Services. As previously discussed, the Information Products and Services business was operated as a segment only for the first six months of fiscal 1998. During this six-month period, sales of Information Products and Services decreased $4.3 million, or 48.3%, to $4.7 million from $9.0 million for the full twelve months of fiscal 1997. This decrease reflects both the partial-year of operations and the wind-down and near completion of two large multi-year software development contracts for criminal justice information systems (the "CJIS Contracts").

    In fiscal 1997, sales of Information Products and Services increased $0.9 million, or 11.0%, to $9.0 million from $8.1 million in fiscal 1996. This increase primarily reflects greater sales of the Company's job-cost accounting software, partially offset by a decline in revenues from the CJIS Contracts.

Gross Profit

    In fiscal 1998, the Company's gross profit was $41.8 million, or 33.4% of sales, compared to $31.3 million, or 30.9% of sales, in fiscal 1997. In fiscal 1997, the Company's gross profit was $31.3 million, or 30.9% of sales, compared to $15.0 million, or 18.6% of sales, in fiscal 1996. The increase in gross profit as a percentage of sales in each year was primarily due to the increases in overall sales, resulting in improved overhead absorption, and the mix of products and services, particularly in the Power Conversion Products business segment. In addition, the lower gross profit margin in fiscal 1996 reflects the portion of the $14.4 million charge taken in that year that was recorded in costs of sales.

    Power Conversion Products. In fiscal 1998, Power Conversion Products gross profit increased $6.1 million to $16.2 million from $10.1 million in fiscal 1997. As a percentage of sales, gross profit increased to 41.3% in fiscal 1998 from 37.5% in fiscal 1997. This increase in gross profit as a percentage of sales reflected improved overhead absorption on the higher level of sales, and a higher margin mix of products and services, including switch components for a National Laboratory pulsed power system and increased funded development and related marketing and technology access rights associated with strategic partnering arrangements.

    In fiscal 1997, Power Conversion Products gross profit increased $6.3 million to $10.1 million from $3.9 million in fiscal 1996. As a percentage of sales, gross profit increased to 37.5% in fiscal 1997 from 23.6% in fiscal 1996. This increase in gross profit as a percentage of sales reflected improved overhead absorption and a more favorable mix of products and services, including higher sales of EMI filters for implantable medical devices and greater revenues from funded research and development. Also, the gross profit margin was lower in fiscal 1996 due to a portion of the $14.4 million charge taken in that year that was recorded in cost of sales.

    As the Company introduces ultracapacitor products it may offer aggressive pricing to gain market penetration. This would have an adverse impact on gross profit margins until the Company reaches full production volumes.

    Industrial Computers and Subsystems. In fiscal 1998, Industrial Computers and Subsystems gross profit increased $2.7 million, or 23.2%, to $14.2 million from $11.5 million in fiscal 1997. As a percentage of sales, gross profit increased to 34.8% in fiscal 1998 from 33.7% in fiscal 1997. This increase in gross profit as a percentage of sales was primarily due to increased sales during the first half of fiscal 1998 of certain higher margin customized OEM products to a long-standing customer under a program that was completed during the second quarter of the year. As a result of the completion of this program, as well as the Company's entry into the lower-price standard product arena, gross profit margins were higher in the first half of fiscal 1998 than in the second half in this business area.

    The Company won several major contracts with large OEMs during fiscal 1998 and believes it will continue to win OEM projects and that its distribution of catalogs with new lower-price standard products will provide access to a larger number of OEM opportunities. The competition for such programs, however, is beginning to include more foreign competitors, including Asian companies. In addition, consolidations and other market trends can adversely impact projected volumes under contracts previously awarded, as happened in fiscal 1998 when Compaq's acquisition of Digital Equipment Corporation curtailed a Company project. Further, a new form factor, CompactPCI, is beginning to gain favor in the marketplace. While the Company has developed its own line of CompactPCI products and believes it is well positioned to gain market share in this product area, the impact of these factors on the Company's business is not yet predictable.

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

    Technology Programs and Systems. Technology Programs and Systems gross profit was $9.1 million, $6.2 million and $5.7 million in fiscal years 1998, 1997 and 1996, respectively. As a percentage of sales, gross profit remained relatively constant at 22.5% in fiscal 1998, 20.1% in fiscal 1997 and 18.7% in fiscal 1996. There is a base of business in this segment with relatively stable gross profit margins due to the predominance of government cost-plus contracts in this business segment. This base of cost-plus business was the major factor in the comparability of gross profit as a percentage of sales in fiscal years 1997 and 1996. The increase in gross profit, both as a dollar amount and as a percentage of sales, in fiscal 1998 as compared to fiscal 1997 was primarily due to the addition of Physics International and reorganization of the software businesses late in the fiscal year, as previously described, and to work on a commercial pulsed power systems contract won during fiscal 1998. This systems contract was substantially complete as of fiscal year-end.

    Information Products and Services. As discussed above, operation of the Information Products and Services business as a separate segment was discontinued as of the beginning of the third quarter of fiscal 1998; therefore, on 48% lower revenue, segment gross profit decreased in fiscal 1998 by $1.1 million, or 32%, to $2.3 million from $3.4 million in fiscal 1997. As a percentage of sales, gross profit increased to 49.4% in fiscal 1998 from 37.4% in fiscal 1997.

    In fiscal 1997, Information Products and Services gross profit increased $5.5 million to $3.4 million from $(2.2) million in fiscal 1996. As a percentage of sales, gross profit increased to 37.4% in fiscal 1997 from (26.6)% in fiscal 1996. In fiscal 1996, the Company recorded reserves against the CJIS Contracts because total contract completion costs were projected to exceed the contract value on these fixed price contracts. In addition, fiscal 1996 included a write-off of certain capitalized software development costs.

Selling, General and Administrative Expenses

    In fiscal 1998, the Company's selling, general and administrative expenses increased $4.5 million, or 20.5%, to $26.4 million from $21.9 million in fiscal 1997. As a percentage of total sales, selling, general and administrative expenses decreased slightly to 21.1% in fiscal 1998 from 21.6% in fiscal 1997. The increase in the dollar amount of these expenses is primarily in support of the Company's growth during the year, as well as a continued ramp-up of the organizational structure and selling efforts for the ultracapacitor business area.

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

Research and Development Expenses

    The Company's research and development expenses reflect only internally funded research and development programs. Costs associated with United States government and other customer funded research and development contracts are included in cost of sales. Research and development expenses were $8.2 million, $5.3 million and $5.1 million for fiscal 1998, 1997 and 1996, respectively. As a percentage of sales, research and development expenses were 6.5% in fiscal 1998, 5.2% in fiscal 1997, and 6.3% in fiscal 1996. The level of research and development expenses reflects the Company's ability to obtain customer funding to support a significant portion of its research and product development activities. The increase in internally funded research and development in fiscal 1998 over the level expended in fiscal 1997 and 1996 reflects the Company's focus on new commercial product areas, and is primarily due to ultracapacitor and other power conversion products and power electronics systems development, and Compact PCI and continued product development for major new programs in the Industrial Computers and Subsystems business segment.

Special Charges

    During the third quarter of fiscal 1998, the Company completed the acquisition of three businesses. In acquiring these businesses, the Company acquired certain intangible assets. Some of these intangible assets have been capitalized and will be amortized over their estimated economic lives; the acquired in-process research and development meeting certain criteria, however, was expensed during the quarter as the technology had no alternative future use and the ultimate recovery of the acquired value was not assured. In addition, certain costs of acquisitions, as well as certain charges related to the discontinued business segment, were also charged to operations. The total amount of all such charges was $8.9 million and has been classified as "Acquired in-process research and development and other special charges" in the consolidated statement of operations. Approximately $6.3 million of the charge is acquisition related, and approximately $2.6 million relates to the Information Products and Services business segment. See Notes 8 and 9 of Notes to Consolidated Financial Statements.

Interest Expense

    Interest expense was $214,000 and $173,000 in fiscal years 1998 and 1997, respectively, compared to $329,000 in fiscal 1996. The decrease from fiscal 1996 is a result of lower average borrowings in the two more recent fiscal years. The Company completed a follow-on stock offering in fiscal 1998, and used a portion of the proceeds from that offering to pay off an outstanding balance on the bank line of credit and the remaining balance on a bank term loan.

Other-net

    In fiscal 1998, other-net was $1.4 million, compared to $150,000 in fiscal 1997 and $398,000 in fiscal 1996. The increase in other-net is primarily attributable to interest income from the investment of the net cash proceeds of the Company's follow-on offering which was completed in November 1997. In addition, fiscal 1996 other-net reflects completion in April 1996 of the amortization into income of amounts contributed by minority stockholders upon the organization of the Company's PurePulse Technologies, Inc. subsidiary over such stockholders' proportionate share of PurePulse's equity. Fiscal 1996 other-net included $379,000 of such income, while none is included in subsequent fiscal years.

Income Tax Expense

    The Company had net operating loss carryforwards which offset the Company's provision for U.S. income taxes in both fiscal years 1998 and 1997. Fiscal 1998 income tax expense is primarily due to foreign taxes on the profits of the Company's U.K. subsidiary that was acquired during the year. Fiscal 1996 income tax expense was primarily due to the establishment of a valuation allowance of $1.1 million for the net deferred income tax assets of the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically relied on a combination of internally generated funds and bank borrowings to finance its working capital requirements and capital expenditures. In addition, in fiscal years 1998 and 1997, the Company received approximately $2.3 million and $2.5 million, respectively, from the exercise of stock options and purchases under employee stock purchase plans. In November 1997, the Company completed a follow-on public offering of 1.5 million shares of its Common Stock, and received net proceeds of approximately $47 million. A portion of the proceeds was used to repay an outstanding balance on the bank line of credit and the remaining balance on a bank term loan. Approximately $12 million of cash was used in fiscal 1998 in completing the acquisitions discussed in Results of Operations above.

    Cash used in operations in fiscal 1998 was $5.0 million, primarily attributable to increases in accounts receivable and inventory, due both to acquired businesses and in support of the higher fiscal 1998 sales.

    The Company's capital expenditures in fiscal 1998, excluding acquired businesses, increased to $7.0 million from $4.7 million in fiscal 1997, primarily for facility expansion and production equipment and other assets needed to support growth of the Company's business units, principally in the Power Conversion Products business segment. The Company has currently budgeted capital expenditures of $8.7 million for fiscal 1999, including commitments for capital expenditures to support volume manufacturing of ultracapacitors in its existing facilities. The Company will continue to assess its capital needs in this area; alternatively, it may consider leasing facilities or manufacturing equipment or both or may satisfy high-volume manufacturing requirements through outsourcing or under licensing arrangements with third parties. If the Company decides to internally finance construction of additional facilities, a significant amount of capital would be required.

    The Company re-negotiated its unsecured bank line of credit during fiscal 1998, increasing the amount available to $20.0 million from its previous level of $10.0 million. The interest rate on the line of credit is tied to LIBOR or the bank's prime rate. As of July 31, 1998, there were no outstanding borrowings under the line of credit.

    The Company believes that funds on hand, together with cash generated from operations and funds available under its bank line of credit, will be sufficient to finance its operations and capital expenditures through fiscal 1999. In addition to addressing the need for high-volume manufacturing of its ultracapacitor products, the Company may continue from time-to-time to consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash flow from operations; investments by strategic partners and additional debt or equity financing. There can be no assurance that the Company will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

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

SOFTWARE COMPATIBILITY WITH YEAR 2000 DATE PROCESSING

     The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems utilizing such programs may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed a three-phase program for Y2K information systems compliance. Phase 1 is to identify and solve Y2K issues in the Company's significant information systems infrastructure and enterprise business applications, including telecommunications and networking systems as well as accounting and manufacturing software. Phase 2 is to identify and plan for Y2K issues that are specific to the Company's business units, including local software, product matters, facilities related systems and vendor and key partner concerns. Phase 3 is the final testing of each major area of exposure to ensure compliance, and the development of contingency plans for unsolved Y2K deficiencies, such as key vendors failing to adequately address their Y2K problems. The Company has identified four major areas determined to be critical for successful Y2K compliance: (1) networking and telecommunications,
(2) financial and manufacturing informational systems applications, (3) products and (4) third-party relationships.

     In Phase 1 of the program, the Company has completed its review of company-wide and large systems, several of which have been identified as being Y2K compliant due to their recent implementation or upgrade. Such installations were unrelated to the Y2K concern, but rather were needed as part of the ordinary course of business. For certain accounting and manufacturing systems, upgrades are needed. These upgrades are available from the third party suppliers, and are in the process of being evaluated. Implementation of the updated systems is expected by calendar year end. Remaining upgrades of system infrastructure have been identified and planned. Final testing and documentation under Phase 1 is currently anticipated in the January 1999 time frame. Under Phase 2, the Company is currently identifying and evaluating business unit exposures. In the third-party area, the Company is in the process of contacting its significant third parties, primarily key vendors and customers, regarding their Y2K readiness. As to products, preliminary findings indicate that most Company products appear to be Y2K compliant. For several of those that are not, the Company has made upgrades available via the Company's Internet web site. For other products, the Company is still completing its evaluation process. The testing and contingency plan development under Phase 3 will begin in early 1999, and is expected to be completed in mid-1999.

     The Company believes it will cost approximately $100,000 to complete the replacement of network and telecommunication infrastructure requiring Y2K upgrades. The Company has yet to determine what costs, if any, will be incurred in connection with local software, facilities, products and the third party area.

     The anticipated costs relating to resolving Y2K issues are based on estimates which were derived utilizing assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and, as additional Y2K remediation activities are developed and planned, that actual results will not differ materially from those in the current estimate. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the completion of the Company's Y2K investigations, the ability to locate and correct all relevant computer codes, and similar uncertainties. In addition, there can be no assurance that Y2K compliance problems will not be revealed in the future which could have a material adverse affect on the Company's business, financial condition and results of operations. Many of the Company's customers and suppliers may be affected by Y2K issues that may require them to expend significant resources to modify or replace their existing systems, which may result in those customers having reduced funds to purchase the Company's products or those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all. Such third party issues could have a material adverse affect on the Company's business, financial condition and results of operations. This discussion of the Company's Y2K status constitutes a "Year 2000 Readiness Disclosure" as that item is defined in the Year 2000 Information and Readiness Disclosure Act, and also contains forward-looking statements (see "Forward-Looking Statements " below).

ACCOUNTING PRINCIPLES

    In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, both of which are effective for fiscal periods beginning after December 15, 1997. The Company believes the statements, which will be adopted in fiscal 1999, will not have a material effect on its financial statements.

FORWARD-LOOKING STATEMENTS

     To the extent that the above discussion goes beyond historical information and indicates results or developments which the Company plans or expects to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "plans," and the like. Readers are cautioned that such statements are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in any forward-looking statements as a result of various risk factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. Readers are referred to item 1 of the Company's Annual Report on Form 10-K for fiscal 1998 for a discussion of certain of those factors.

                      SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated statement of operations data for the fiscal years ended July 31, 1996, 1997 and 1998, and consolidated balance sheet data at July 31, 1997 and 1998 are derived from the Consolidated Financial Statements of the Company and Notes thereto, which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated statement of operations data for the years ended July 31, 1994 and 1995 and consolidated balance sheet data at July 31, 1994, 1995 and 1996 are derived from audited consolidated financial statements of the Company not included in this Appendix. The following selected data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto appearing elsewhere in this Appendix.

                                                                          YEAR ENDED JULY 31,
                                                   -----------------------------------------------------------------
                                                      1994          1995         1996          1997          1998
                                                   -----------------------------------------------------------------
                                                            ( IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Sales ..........................................    $  85,463     $  75,004     $  80,911     $ 101,411     $ 125,308
Cost of sales ..................................       68,555        56,447        65,893        70,107        83,459
                                                    ---------     ---------     ---------     ---------     ---------
  Gross profit .................................       16,908        18,557        15,018        31,304        41,849
Operating expenses:
  Selling, general and administrative expenses .       14,068        13,636        15,564        21,900        26,391
  Research and development expenses ............        4,794         5,038         5,081         5,303         8,206
  Acquired in-process R&D and other
     special charges (1) .......................           --            --            --            --         8,942
  Restructure and asset impairment losses(1) ...           --            --         5,703            --            --
  Loss on closing of Brobeck division ..........        1,018            --            --            --            --
                                                    ---------     ---------     ---------     ---------     ---------
     Total operating expenses ..................       19,880        18,674        26,348        27,203        43,539
                                                    ---------     ---------     ---------     ---------     ---------
Operating income (loss) ........................       (2,972)         (117)      (11,330)        4,101        (1,690)
Interest expense ...............................          252           315           329           173           214
Other-net ......................................         (589)         (848)         (398)         (150)       (1,441)
                                                    ---------     ---------     ---------     ---------     ---------
Income (loss) before income taxes, minority
     interest and loss from cumulative effect
     of change in accounting principle .........       (2,635)          416       (11,261)        4,078          (463)
Income tax expense (benefit) ...................       (1,028)           15         1,296            --           226
Minority interest in net income of
     subsidiaries ..............................           80            86            50            54            80
Loss from cumulative effect of change
     in accounting principle (1) ...............           --            --         2,569            --            --
                                                    ---------     ---------     ---------     ---------     ---------
Net income (loss) ..............................    $  (1,687)    $     315     $ (15,176)    $   4,024     $    (769)
                                                    =========     =========     =========     =========     =========

Basic income (loss) per share:
  Basic income (loss) per share before
     cumulative effect of change in
     accounting principle ......................    $   (0.32)    $    0.06     $   (2.29)    $    0.68     $   (0.10)
  Basic income (loss) per share: ...............    $   (0.32)    $    0.06     $   (2.76)    $    0.68     $   (0.10)
                                                    =========     =========     =========     =========     =========

Diluted income (loss) per share:
  Diluted income (loss) per share before
     cumulative effect of change in
     accounting principle ......................    $   (0.32)    $    0.06     $   (2.29)    $    0.60     $   (0.10)
  Diluted income (loss) per share: .............    $   (0.32)    $    0.06     $   (2.76)    $    0.60     $   (0.10)
                                                    =========     =========     =========     =========     =========

  Shares used in computing:
     Basic income (loss) per share: ............        5,350         5,351         5,494         5,949         7,677
                                                    =========     =========     =========     =========     =========

     Diluted income (loss) per share: ..........        5,350         5,356         5,494         6,644         7,677
                                                    =========     =========     =========     =========     =========


                                                                                  JULY 31,
                                                   ------------------------------------------------------------------
                                                      1994          1995         1996            1997          1998
                                                   ------------------------------------------------------------------
                                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ...................        $  4,579      $  4,053      $  1,465      $    826      $ 21,224
Working capital .............................          18,091        17,855         7,288        10,908        48,132
Total assets ................................          54,322        52,370        40,724        47,120       105,065
Long-term debt, excluding current portion....           2,797         1,928         1,018           465           361
Total stockholders' equity ..................          34,960        35,364        20,745        27,410        75,838

----------

(1) See Note 9 of Notes to Consolidated Financial Statements.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Maxwell Technologies, Inc.

    We have audited the accompanying consolidated balance sheets of Maxwell Technologies, Inc., and subsidiaries as of July 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Technologies, Inc. and subsidiaries at July 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.


                                                   /s/ ERNST & YOUNG LLP

San Diego, California
September 15, 1998

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    JULY 31,
                                                                         -----------------------------
                                                                              1997            1998
                                                                         ------------    -------------

   ASSETS
   Current assets:
     Cash and cash equivalents........................................   $        826    $      21,224
     Accounts receivable:
        Trade and other, less allowance for doubtful accounts of $350
          and $950 at July 31, 1997 and 1998, respectively............          9,391           23,339
        Long-term contracts...........................................          9,221           12,723
                                                                         ------------    -------------

                                                                               18,612           36,062
     Inventories......................................................          8,722           15,823
     Prepaid expenses.................................................          1,203            2,016
     Deferred income taxes............................................            161              161
                                                                         ------------    -------------
        Total current assets..........................................         29,524           75,286
   Property, plant and equipment, net.................................         16,929           23,276
   Goodwill and other non-current assets..............................            667            6,503
                                                                         ------------    -------------
                                                                         $     47,120    $     105,065
                                                                         ============    =============
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable.................................................   $     13,640    $      20,680
     Accrued employee compensation....................................          4,465            6,353
     Current portion of long-term debt................................            511              121
                                                                         ------------    -------------
        Total current liabilities.....................................         18,616           27,154
   Long-term debt.....................................................            465              361
   Minority interest..................................................            629            1,712
   Commitments and contingencies (Notes 6 and 10)
   Stockholders' equity:
     Common stock, $0.10 par value, 40,000 shares authorized, 6,143 and 8,384 shares issued and outstanding at July 31, 1997 and
       1998, respectively.............................................            614              838
     Additional paid-in capital.......................................         22,364           70,926
     Deferred compensation............................................           (622)            (413)
     Retained earnings................................................          5,054            4,487
                                                                         ------------    -------------
        Total stockholders' equity....................................         27,410           75,838
                                                                         ------------    -------------
                                                                         $     47,120    $     105,065
                                                                         ============    =============


                             See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED JULY 31,
                                                                ---------------------------------------------
                                                                   1996              1997             1998
                                                                ---------         ---------         ---------
Sales ..................................................        $  80,911         $ 101,411         $ 125,308
Cost of sales ..........................................           65,893            70,107            83,459
                                                                ---------         ---------         ---------
  Gross profit .........................................           15,018            31,304            41,849
Operating expenses:
  Selling, general and administrative expenses .........           15,564            21,900            26,391
  Research and development expenses ....................            5,081             5,303             8,206
  Acquired in-process R&D and other special charges ....               --                --             8,942
  Restructure and asset impairment losses ..............            5,703                --                --
                                                                ---------         ---------         ---------
     Total operating expenses ..........................           26,348            27,203            43,539
                                                                ---------         ---------         ---------
Operating income (loss) ................................          (11,330)            4,101            (1,690)
Interest expense .......................................              329               173               214
Other-net ..............................................             (398)             (150)           (1,441)
                                                                ---------         ---------         ---------
Income (loss) before income taxes, minority interest and
  loss from Cumulative effect of change in
  accounting principle .................................          (11,261)            4,078              (463)
Income tax expense .....................................            1,296                --               226
Minority interest in net income of subsidiaries ........               50                54                80
Loss from cumulative effect of change in accounting
  principle ............................................            2,569                --                --
                                                                ---------         ---------         ---------
Net income (loss) ......................................        $ (15,176)        $   4,024         $    (769)
                                                                =========         =========         =========
Basic income (loss) per share:
     Basic income (loss) per share before cumulative
       effect of change in accounting principle ........        $   (2.29)        $    0.68         $   (0.10)
                                                                =========         =========         =========
     Basic income (loss) per share: ....................        $   (2.76)        $    0.68         $   (0.10)
                                                                =========         =========         =========
Diluted income (loss) per share:
     Diluted income (loss) per share before cumulative
       effect of change in accounting principle ........        $   (2.29)        $    0.60         $   (0.10)
                                                                =========         =========         =========
     Diluted income (loss) per share: ..................        $   (2.76)        $    0.60         $   (0.10)
                                                                =========         =========         =========
Shares used in computing:
     Basic income (loss) per share .....................            5,494             5,949             7,677
                                                                =========         =========         =========
     Diluted income (loss) per share ...................            5,494             6,644             7,677
                                                                =========         =========         =========



                             See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                         THREE YEARS ENDED JULY 31, 1998
                                                     -------------------------------------------------------------------------------
                                                                     ADDITIONAL                                           TOTAL
                                                      COMMON          PAID-IN          DEFERRED         RETAINED       STOCKHOLDERS'
                                                      STOCK           CAPITAL        COMPENSATION       EARNINGS          EQUITY
                                                     --------         ---------      ------------       --------       -------------
Balance at August 1, 1995 ...................        $    537         $ 18,621         $     --         $ 16,206         $ 35,364
  Issuance of 130,796 shares under stock
     purchase and option plans ..............              13              504               --               --              517
  Deferred compensation related to
     issuance of 177,960 shares .............              18              627             (645)              --               --
  Amortization of deferred compensation .....              --               --               40               --               40
  Net loss for the year .....................              --               --               --          (15,176)         (15,176)
                                                     --------         --------         --------         --------         --------
Balance at July 31, 1996 ....................             568           19,752             (605)           1,030           20,745
  Issuance of 445,785 shares under stock
      purchase and option plans .............              45            2,423               --               --            2,468
  Deferred compensation related to
      issuance of 10,000 shares .............               1              189             (190)              --               --
  Amortization of deferred compensation .....              --               --              173               --              173
  Net income for the year ...................              --               --               --            4,024            4,024
                                                     --------         --------         --------         --------         --------
Balance at July 31, 1997 ....................             614           22,364             (622)           5,054           27,410
  Issuance of 1,500,000 shares in a follow-on
      public stock offering, net of offering
      costs of $3.9 million .................             150           46,967               --               --           47,117
  Issuance of 356,240 shares under stock
      purchase and option plans .............              36            2,302               --               --            2,338
  Issuance of 544,785 shares in connection
      with acquisitions .....................              54            3,270               --              609            3,933
  Repurchase of 162,073 shares for cash
      under  repurchase program .............             (16)          (3,977)              --               --           (3,993)
  Amortization of deferred compensation .....              --               --              209               --              209
  Dividends paid to shareholders of
      subchapter S corporation prior to
      acquisition ...........................              --               --               --             (407)            (407)
  Net loss for the year .....................              --               --               --             (769)            (769)
                                                     --------         --------         --------         --------         --------
Balance at July 31, 1998 ....................        $    838         $ 70,926         $   (413)        $  4,487         $ 75,838
                                                     ========         ========         ========         ========         ========


                             See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED JULY 31,
                                                                          ------------------------------------------
                                                                            1996             1997             1998
                                                                          --------         --------         --------
Operating activities:
  Net income (loss) ..............................................        $(15,176)        $  4,024         $   (769)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
          Depreciation and amortization ..........................           2,128            2,587            3,781
          Restructure and asset impairment losses ................           5,960               --               --
          Acquired in-process R&D and other special charges ......              --               --            7,450
          Loss from cumulative effect of change in accounting
             principle ...........................................           2,569               --               --
          Provision for losses on accounts receivable ............             105              184              534
          Loss on sales of property and equipment ................             118               10               50
          Deferred income taxes ..................................           1,124               --               --
          Minority interest in net income of subsidiaries ........              50               54               80
          Deferred compensation ..................................              40              173              209
          Changes in operating assets and liabilities:
            Accounts receivable ..................................             252           (3,223)         (12,534)
            Inventories ..........................................            (469)          (1,914)          (4,708)
            Prepaid expenses and other ...........................             614             (702)          (1,115)
            Accounts payable .....................................           2,153             (683)             909
            Accrued employee compensation ........................             185            1,599            1,139
            Income taxes payable/recoverable .....................             121              832              (45)
                                                                          --------         --------         --------
               Net cash provided by (used in) operating
                  activities .....................................            (226)           2,941           (5,019)

Investing activities:
  Purchases of property, plant and equipment .....................          (1,976)          (4,725)          (7,026)
  Business acquisitions under purchase accounting, net of cash
        acquired .................................................              --               --          (11,481)
  Proceeds from sales of property and equipment ..................               6                8              149
                                                                          --------         --------         --------
               Net cash used in investing activities .............          (1,970)          (4,717)         (18,358)

Financing activities:
  Principal payments on long-term debt ...........................            (909)            (952)          (2,336)
  Proceeds from issuance of Company and subsidiary stock .........             517            2,502           50,518
  Repurchase of Company and subsidiary stock .....................              --             (413)          (4,000)
  Dividends paid to shareholders of Subchapter S corporation prior
      to acquisition .............................................              --               --             (407)
                                                                          --------         --------         --------
               Net cash provided by (used in) financing
                  activities .....................................            (392)           1,137           43,775
                                                                          --------         --------         --------

               Increase (decrease) in cash and cash equivalents ..          (2,588)            (639)          20,398
Cash and cash equivalents at beginning of year ...................           4,053            1,465              826
                                                                          --------         --------         --------
               Cash and cash equivalents at end of year ..........        $  1,465         $    826         $ 21,224
                                                                          ========         ========         ========

                             See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Property, Plant and Equipment

    Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method. Depreciation and amortization are provided over the estimated useful lives of the related assets (three to thirty years). Depreciation and amortization of property, plant and equipment amounted to $2,507,000, $2,587,000 and $3,745,000 in fiscal 1996, 1997 and 1998, respectively.

    Revenue Recognition

    The Company recognizes substantially all revenue from the sale of manufactured products and short-term fixed price contracts upon shipment of products or completion of services. Revenues, including estimated profits, on long-term fixed price contracts are recognized as costs are incurred. Revenues, including fees earned, on cost plus contracts are also recognized as costs are incurred. Contract and license revenue is reflected in the Company's sales and includes amounts received from the United States government and commercial customers for the funded research and development efforts of the Company. Provisions are made on a current basis to fully recognize any anticipated losses on contracts.

    Foreign Currency

    In March 1998, the Company acquired a United Kingdom-based subsidiary (see
Note 8 - Business Combinations). The assets and liabilities of this foreign subsidiary are translated to U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. There have been no material effects of foreign currency translation during the year ended July 31, 1998.

    Income (Loss) Per Share

    Effective November 1, 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share, and is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options assuming their exercise using the "treasury stock" method and the outstanding preferred shares in the Maxwell Energy Products subsidiary assuming

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

their conversion. Earnings per share amounts for all prior periods have been restated as necessary to conform to Statement No. 128 requirements. For the years ended July 31, 1996 and 1998, all potentially dilutive common shares have been excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive.

    The following table sets forth the computation of basic and diluted income per share:

                                                                     YEAR ENDED JULY 31,
                                                         ------------------------------------------
                                                            1996            1997            1998
                                                         --------         --------         --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic:
  Net income (loss) .............................        $(15,176)        $  4,024         $   (769)
                                                         ========         ========         ========

  Weighted average shares .......................           5,494            5,949            7,677
                                                         --------         --------         --------

  Basic income (loss) per share .................        $  (2.76)        $   0.68         $  (0.10)
                                                         ========         ========         ========

Diluted:
  Net income (loss) .............................        $(15,176)        $  4,024         $   (769)
  Effect  of  majority-owned  subsidiaries'
     dilutive securities ........................              --              (12)              --
                                                         --------         --------         --------
  Income (loss) available to common shareholders,
     as adjusted.................................        $(15,176)        $  4,012         $   (769)
                                                         ========         ========         ========

  Weighted average shares .......................           5,494            5,949            7,677
  Effect of dilutive stock options ..............              --              695               --
                                                         --------         --------         --------
  Weighted average shares, as adjusted ..........           5,494            6,644            7,677
                                                         --------         --------         --------
  Diluted income (loss) per share ...............        $  (2.76)        $   0.60         $  (0.10)
                                                         ========         ========         ========

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Several of the industries in which the Company operates are characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for product returns and product obsolescence as well as other matters.
Historically, actual amounts recorded have not varied significantly from estimated amounts.

    Stock Split

    In November 1996, the Company declared a 2-for-1 stock split of the Company's common shares, effected as a 100% stock dividend that was distributed on December 17, 1996 to stockholders of record as of November 26, 1996. Common stock accounts, income (loss) per share and weighted average number of share amounts from prior periods have been restated to reflect the stock split.

    New Accounting Standards

    In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, both of which are effective for fiscal periods beginning after December 15, 1997. The Company believes the statements, which will be adopted in fiscal 1999, will not have a material effect on its financial statements.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 2 -- ACCOUNTS RECEIVABLE

    The following tabulation shows the component elements of accounts receivable from long-term contracts at July 31:

                                                       1997         1998
                                                     -------        -------
                                                         (IN THOUSANDS)
U.S. Government:
  Amounts billed ............................        $ 2,108        $ 7,248
  Amounts unbilled ..........................          1,326          3,024
  Retainage due upon completion of contracts             287             --

Commercial customers:
  Amounts billed ............................          2,693            905
  Amounts unbilled ..........................          2,681          1,546
  Retainage due upon completion  of contracts            126             --
                                                     -------        -------

                                                     $ 9,221        $12,723
                                                     =======        =======

    The balances billed but not paid by customers pursuant to retainage provisions under long-term contracts will be due upon completion of the contracts and acceptance by the customers. Substantially all unbilled receivables at July 31, 1998 are expected to become due and payable within the next year.

NOTE 3 -- CREDIT AGREEMENT

    The Company has an unsecured two-year bank line of credit agreement dated March 1998, under which the Company may borrow up to $20 million at the bank's prime rate, or at LIBOR plus 1.75%. At July 31, 1998, there were no outstanding borrowings under the line. The line of credit agreement provides that neither the Company nor any of its subsidiaries may, directly or indirectly, make any distributions of cash dividends.

NOTE 4 -- STOCK ACTIVITY AND STOCK PLANS

    Follow-on Public Stock Offering

    In November 1997, the Company issued 1,500,000 shares of its common stock in a follow-on public offering at $34.00 per share. Proceeds to the Company (net of offering costs of $1.1 million and underwriters' commissions of $2.8 million) totaled approximately $47 million, and are intended for general corporate purposes, including working capital and capital expenditures, as well as acquisitions.

    Stock Option Plans

    In December 1995, the Company adopted the 1995 Stock Option Plan under which 500,000 shares of Common Stock were reserved for future grant. In January 1997 and January 1998, an additional 300,000 and 490,000 shares, respectively, were reserved for future issuance under the plan. This plan and the Company's Director Stock Option Plan provide for granting either Incentive Stock Options or Non-Qualified Stock Options to employees and non-employee members of the Company's Board of Directors, respectively. Options are also outstanding under an expired stock option plan. Options granted under these plans are for the purchase of Common Stock of the Company at not less than the stock's fair market value at the date of grant. Employee options are generally exercisable in cumulative annual installments of 20 - 30 percent, while options in the Director Option Plan are exercisable in full one year after date of grant. All options have terms of five to ten years.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- STOCK ACTIVITY AND STOCK PLANS (CONTINUED)

    The following table summarizes Company stock option activity for the three years ended July 31, 1998.


                                                    NUMBER       WEIGHTED AVERAGE
                                                  OF SHARES       EXERCISE PRICE
                                                  ---------       --------------
Balance at August 1, 1995 ...............           717,744           $ 4.84
  Granted ...............................           623,600           $ 4.31
  Exercised .............................           (37,684)          $ 4.13
  Expired or forfeited ..................          (107,634)          $ 5.05
                                                  ---------
Balance at July 31, 1996 ................         1,196,026           $ 4.57
  Granted ...............................           373,700           $15.95
  Exercised .............................          (406,656)          $ 4.61
  Expired or forfeited ..................          (108,390)          $ 4.42
                                                  ---------
Balance at July 31, 1997 ................         1,054,680           $ 8.60
  Granted ...............................           591,500           $25.23
  Exercised .............................          (324,825)          $ 5.49
  Expired or forfeited ..................           (56,200)          $18.57
                                                  ---------
Outstanding at July 31, 1998 ............         1,265,155           $16.73
                                                  =========
Available for future grant under the 1995
  Stock Option Plan .....................            35,460
                                                  =========

Available for future grant under the
  Director Option Plan ..................            85,074
                                                  =========


    The following table summarizes information concerning outstanding and exercisable Company stock options at July 31, 1998.

                                                                            WEIGHTED
                                                          WEIGHTED          AVERAGE                        WEIGHTED
                                                           AVERAGE         REMAINING                        AVERAGE
                  RANGE OF EXERCISE       OPTIONS         EXERCISE        CONTRACTUAL        OPTIONS       EXERCISE
                       PRICES           OUTSTANDING         PRICE            LIFE          EXERCISABLE       PRICE
                  -----------------     -----------       --------        -----------      -----------     ---------
                   $  3.56 -  5.00           307,659        $ 4.04        4.4 years           150,825        $ 4.17
                   $  5.12 -  7.25           125,696        $ 6.72        2.7 years            61,082        $ 6.41
                   $ 11.00 - 20.63           259,300        $17.90        4.9 years            69,810        $19.14
                   $ 21.75 - 24.75           279,000        $23.63        9.7 years                --        $   --
                   $ 25.88 - 28.88           293,500        $26.71        9.2 years             1,250        $27.50
                                        ------------                                         --------
                                           1,265,155                                          282,967
                                        ============                                         ========

    In addition, the Company has established separate stock option plans for four of its principal operating subsidiaries. Options to purchase shares of subsidiary stock were granted primarily during fiscal 1997. Options outstanding at July 31, 1998 total from 8% to 15% of such various subsidiaries' outstanding common stock.

    The Company has adopted the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted in 1996, 1997 or 1998. If the Company had elected to recognize compensation cost based on the fair value method prescribed by Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro-forma amounts indicated below:

                                                                   YEAR ENDED JULY 31,
                                                     -------------------------------------------------
                                                           1996             1997             1998
                                                     ---------------  ---------------  ---------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                           Net income (loss)
                             As reported............     $(15,176)        $ 4,024          $   (769)
                             Pro forma..............      (15,305)          3,405            (4,102)

                           Net income (loss) per share
                             As reported............     $  (2.76)        $  0.60          $  (0.10)
                             Pro forma..............        (2.78)           0.51             (0.53)


                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 4 -- STOCK ACTIVITY AND STOCK PLANS (CONTINUED)

    The impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculations; accordingly, the 1996, 1997 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows: 1998 - risk-free interest rate of 5.5%; dividend yield of 0%; volatility factor of 54%; and a weighted-average expected term of 4 years; 1996 and 1997 - risk-free interest rate of 6.0%; dividend yield of 0%; volatility factor of 52%; and a weighted-average expected term of 3 years. The fair value of subsidiary options at the date of grant was estimated using the Minimum Value option-pricing model, which is similar to the Black-Scholes model except that it excludes the factor for volatility since there is no public market for the subsidiary shares. The estimated weighted average fair value at grant date for Company options granted during 1996, 1997 and 1998 was $1.74, $7.33 and $12.09 per option, respectively.

    Stock Purchase Plans

    In December 1994, the Company established the 1994 Employee Stock Purchase Plan and a Director Stock Purchase Plan. The employee plan permits substantially all employees to purchase Common Stock through payroll deductions at 85% of the lower of the trading price of the Stock at the beginning or at the end of each six-month offering period. The director plan permits non-employee directors to purchase common stock at 100% of the trading price of the Stock on the date a request for purchase is received. In fiscal years 1997 and 1998, 39,129 and 40,795 shares were issued under the two plans for an aggregate of $442,000 and $759,000, respectively. At July 31, 1998, 298,540 shares are reserved for future issuance under these plans.

    Stock Repurchase Program

    In January 1998, the Company adopted a common stock repurchase program whereby up to 600,000 shares of common stock could be repurchased during a two-year period. In fiscal year 1998, 162,000 shares were repurchased at an aggregate cost of approximately $4.0 million.

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

    Deferred Compensation

    In 1996 and 1997, an executive officer of the Company was granted shares of the Company's Common Stock subject to certain restrictions. The shares granted vest ratably over a four year period, and at the grant dates, the shares had a fair value of approximately $645,000 and $190,000, respectively. Those values, net of accumulated amortization, are shown as deferred compensation in the Consolidated Balance Sheet and Consolidated Statement of Stockholders' Equity. The deferred compensation is being amortized to expense over the four year vesting periods, and such amortization totaled $40,000, $173,000 and $209,000 in fiscal 1996, 1997 and 1998, respectively.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 5 -- INCOME TAXES

    Income taxes are as follows for the years ended July 31:

                                      1996       1997       1998
                                     ------     ------     ------
                                           (IN THOUSANDS)
Federal:
  Current.......................     $  128      $  --      $  --
  Deferred......................        814         --         --
                                     ------     ------     ------
                                        942         --         --
State and foreign:
  Current.......................         44         --        200
  Deferred......................        310         --         26
                                     ------     ------     ------
                                        354         --        226
                                     ------     ------     ------
                                     $1,296     $   --     $  226
                                     ======     ======     ======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities are as follows at July 31:

                                                              1997         1998
                                                             ------       ------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Uniform capitalization, contract and inventory-related
      reserves..........................................     $1,465       $1,527
  Environmental and restructure reserves................      1,195        1,430
  Asset write-downs under FASB Statement No. 121........        943        1,112
  Acquired in-process R&D...............................         --          959
  Accrued vacation......................................        594          733
  Allowance for doubtful accounts.......................        321          371
  Other.................................................        313          373
  NOL carryforwards.....................................      1,800        1,300
  Valuation allowance...................................     (5,814)      (6,735)
                                                             ------       ------
          Total deferred tax assets.....................        817        1,070
                                                             ------       ------
Deferred tax liabilities:
  Tax over book depreciation............................        656          686
  R&D expense tax over book.............................         --          223
                                                             ------       ------
          Total deferred tax liabilities................        656          909
                                                             ------       ------
          Net deferred tax assets.......................     $  161       $  161
                                                             ======       ======

    As the Company cannot carry losses back to prior years, and had a loss in the current year, a valuation allowance is provided on the net operating loss carryforwards and net deferred income tax assets of the Company. The valuation allowance at July 31, 1998 includes approximately $2,000,000 relating to employee stock option and stock purchase plan activity, which upon realization will result in a credit to additional paid-in capital. Income tax expense in fiscal year 1996 was to provide for a valuation allowance on beginning of year net deferred tax assets, and to provide for income tax expense at the PurePulse Technologies subsidiary, which filed a separate tax return for that year. Income tax expense in fiscal year 1998 was primarily due to foreign taxes on the profits of the Company's newly acquired United Kingdom subsidiary.

    As of July 31, 1998, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $3,000,000 and $3,500,000, respectively. The federal loss carryforward expires in fiscal year 2011, while the state loss carryforwards expire in fiscal years 1999 through 2001.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- INCOME TAXES (CONTINUED)

    The provisions for income taxes in the accompanying statements of operations differ from the tax provision calculated by applying the statutory income tax rate of 35% to income (loss) before income taxes and minority interest. The primary components of such difference are as follows for the years ended
July 31:

                                                                                    1996            1997           1998
                                                                                  -------         -------         -------
                                                                                                 (IN THOUSANDS)
Tax at federal statutory rate ............................................        $(3,941)        $ 1,427         $  (162)
State taxes, net of federal benefit ......................................           (674)            246              58
Effect of foreign subsidiary .............................................             --              --             (47)
Impact of asset basis difference in acquisitions .........................             --              --           1,237
Utilization of net operating loss carryforwards ..........................             --            (700)           (500)
Amortization of minority interest ........................................           (129)             --              --
Valuation allowance and other items ......................................          6,040            (973)           (360)
                                                                                  -------         -------         -------
                                                                                  $ 1,296         $    --         $   226
                                                                                  =======         =======         =======

NOTE 6 -- LEASES

    Rental expense amounted to $1,992,000, $1,831,000 and $3,303,000 in fiscal 1996, 1997 and 1998, respectively, and was incurred primarily for facility rental. Future minimum rental commitments as of July 31, 1998, are as follows (in thousands):

1999..........................................................   $  4,799
2000..........................................................      4,377
2001..........................................................      4,158
2002..........................................................      3,583
2003..........................................................      2,973
Thereafter....................................................      7,583
                                                                 --------
                                                                 $ 27,473
                                                                 ========

    Certain leases include renewal options for periods ranging from one to twenty-five years and are subject to rental adjustment based on consumer price indices. Substantially all leases provide that the Company pay for property taxes, insurance, and repairs and maintenance.

    The Company also subleases certain of its leased facilities under non-cancellable subleases ranging from one to five years. Future amounts due to the Company under such subleases for the next five years are as follows: 1999 - $371,000; 2000 - $392,000; 2001 - $404,000; 2002 - $168,000; 2003 - None.

NOTE 7 -- EMPLOYEE BENEFIT PLAN

    Substantially all employees are eligible to elect coverage under a contributory employee savings plan which provides for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company's matching contributions under this plan totaled $541,000, $592,000 and $749,000 in fiscal 1996, 1997 and 1998, respectively.

NOTE 8 -- BUSINESS COMBINATIONS

    In January 1998, the Company acquired Tekna Seal, Inc., a privately-held manufacturer of glass-to-metal seals for a variety of industrial applications, in a stock-for-stock exchange accounted for as a pooling of interests. Under the terms of the agreement, Maxwell purchased all of the outstanding stock of Tekna Seal for an aggregate of 154,000 shares of Maxwell common stock with a fair market value of approximately $4 million. The Company incurred direct transaction costs of approximately $85,000, which were charged to operations during the quarter ended January 31, 1998. The historical results of operations for Tekna Seal are not material in relation to those of Maxwell and financial information for prior periods has not been restated to reflect the merger. Retained earnings as of November 1, 1997, was restated to reflect Tekna Seal's accumulated earnings of approximately $1.3 million as of such date.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

     In March 1998, the Company acquired Phoenix Power Systems, Inc. ("Phoenix Power"), a privately-held company with leading products for power electronics and power conditioning applications in the telecommunications, broadcasting, semiconductor manufacturing, medical, and biotechnology markets. Under the terms of the agreement, Maxwell purchased all of the outstanding stock of Phoenix Power for approximately $4 million ($1.3 million in cash and 100,679 shares of Maxwell common stock valued at approximately $2.7 million). Direct acquisition costs were approximately $95,000. The purchase price was allocated to the estimated fair values of the net tangible and intangible assets acquired, approximately $3 million of which was charged to acquired in-process R&D in the three months ended April 30, 1998. The value assigned to other intangible assets is $1.6 million, and is being amortized on a straight-line basis over the estimated economic lives. The aggregate purchase price of Phoenix Power could increase to as much as $13 million dependent upon the financial performance of Phoenix Power over the next two years.

    Also in March 1998, the Company acquired Tri-MAP International, Ltd. ("Tri-MAP"), a privately-held, United Kingdom-based manufacturer of industrial-grade PC-compatible computer systems. Tri-MAP was acquired in a stock-for-stock exchange accounted for as a pooling of interests for an aggregate of 290,000 shares of Maxwell common stock valued at approximately $7.0 million. The Company incurred direct transaction costs of approximately $625,000, which were charged to operations during the quarter ended April 30, 1998. The historical results of operations for Tri-MAP were not material in relation to those of Maxwell and financial information for prior periods has not been restated to reflect the merger. Retained earnings as of February 1, 1998 was restated to reflect Tri-MAP's accumulated deficit of approximately $660,000 as of such date.

     In April 1998, the Company acquired the majority of the assets of the Electromagnetic Systems Group of Primex Physics International Company ("Physics International"), for cash of $10 million, assumption of certain liabilities and direct acquisition costs of $175,000. Physics International specializes in high-energy pulsed power technology, primarily performing research and development for the U.S. government. The acquired assets consisted primarily of intangible assets and intellectual property, fixed assets, existing customer contracts and accounts receivable. The liabilities assumed consisted primarily of the majority of Physics International's current liabilities, and obligations under acquired customer contracts. The purchase price was allocated to the estimated fair values of the net assets acquired, of which approximately $2.5 million was charged to acquired in-process R&D during the quarter ended April 30, 1998. The value assigned to the other intangible assets is $3.7 million, and is being amortized on a straight-line basis over the estimated economic lives.

    Pro forma results of operations, as if the Physics International acquisition had occurred at the beginning of fiscal years 1997 and 1998, are as follows (after eliminating all significant intercompany transactions and excluding the charge for acquired in-process R&D):

                                             PHYSICS
                                MAXWELL    INTERNATIONAL   COMBINED
                               ---------   -------------   --------
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended July 31, 1997:
  Sales....................     $101,411     $ 16,383       $117,794
  Net income (loss)........        4,024       (1,574)         2,450
  Basic income per share...     $   0.68           --        $  0.41
  Diluted income per share.     $   0.60           --        $  0.37

Year ended July 31, 1998:
  Sales....................     $125,308     $ 11,267       $136,575
  Net income...............        1,681       (1,240)           441
  Basic income per share...     $   0.22           --       $   0.06
  Diluted income per share.     $   0.20           --       $   0.05

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 8 -- BUSINESS COMBINATIONS (CONTINUED)

    Shares used in computing pro forma basic and diluted income per share are 5,949,000 and 6,644,000 in fiscal 1997, and 7,677,000 and 8,356,000 in fiscal
1998.

    The pro forma information is presented as an illustration only and does not necessarily indicate the operating results that would have occurred had the acquisition been completed as of the beginning of the years indicated, nor does it necessarily indicate future operating results. Pro forma results for Phoenix Power are not presented as the acquisition was not material to the Company.

NOTE 9 -- LOSSES, RESTRUCTURING AND OTHER SPECIAL CHARGES

     Primarily due to the acquisition of three businesses during the quarter, the Company recorded an $8.9 million pre-tax charge in the third quarter of fiscal 1998. Approximately $6.3 million of the charge related to the acquisitions, including transaction costs for business combinations accounted for as a pooling of interests and the appraised amount of acquired in-process research and development for the two purchase business combinations. Also during the fiscal 1998 third quarter, the Company reorganized the operations within the Information Products and Services business segment, including a refocusing of certain operations along the lines of other business segments and the discontinuation of certain businesses. Charges related to this discontinued business segment amounted to $2.6 million, of which approximately $1.3 million remained to be paid as of July 31, 1998. The majority of the remaining charge is expected to be incurred by the end of the second quarter of fiscal 1999.

    In fiscal 1996, the Company recorded $14.4 million of pre-tax charges. Of this amount, $9.5 million was recorded during the first two quarters, and included asset write-downs due to the adoption of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, an increase in the valuation allowance against the Company's net deferred income tax assets, the cost, primarily in the form of inventory reserves, of re-positioning the Sierra Capacitor/Filter operation to focus on a new commercial business area, and other operational reserves primarily associated with fixed-price contracts and inventory. An additional $4.9 million charge was recorded in the third quarter primarily for costs associated with management changes and a restructuring of the Company's business units.

NOTE 10 -- ENVIRONMENTAL MATTER

    In 1992, the Company and approximately 40 other potentially responsible parties signed a consent order with the State of California with respect to costs to be incurred at a recycling facility to characterize and remediate hazardous substances. To date, the site has been characterized, and the Company and the other potentially responsible parties have paid substantially all of their respective shares of the costs of such characterization. The estimated cost of monitoring and remediation activities, of which the Company's share is currently estimated at approximately 3.3%, totals approximately $23 million. Approximately $21 million of this amount will consist of maintenance, monitoring and related costs to be incurred over a 25-30 year period. The Company has accrued its share of such estimated costs; on the basis of amounts accrued by the Company, it is management's opinion that any additional liability resulting from this situation will not have a material effect on the Company's consolidated financial statements.

NOTE 11 -- BUSINESS SEGMENTS

    For purposes of analyzing and understanding the financial statements, the Company's operations have been classified into the following business segments:

        Power Conversion Products: Includes design, development and manufacture of electrical components, systems and subsystems, including products that capitalize on pulsed power such as ultracapacitors, microbial purification systems, high voltage capacitors and other electrical components, power supplies and power conditioning systems and eltromagnetic interface filter capacitors.

        Industrial Computers and Subsystems: Includes design and manufacture of standard, custom and semi-custom industrial computer modules, platforms and fully integrated systems primarily for OEMs.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 11 -- BUSINESS SEGMENTS (CONTINUED)

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

         In fiscal 1998, the Company reorganized the operations within the Information Products and Services business segment, including a refocusing of certain operations along the lines of other business segments and the discontinuation of certain businesses. Effective as of the beginning of the fiscal third quarter, the Company no longer operates or reports in the Information Products and Services business segment.

         Business segment financial data, including partial-year results for fiscal 1998 for the Information Products and Services segment prior to it discontinuance, for the three years ended July 31 is as follows:

                                                                         1996               1997             1998
                                                                       ---------         ---------         ---------
                                                                                        (IN THOUSANDS)
Sales:
  Power Conversion Products ...................................        $  16,448         $  27,039         $  39,312
  Industrial Computers and Subsystems .........................           26,131            34,259            40,864
  Technology Programs and Systems .............................           30,198            31,087            40,466
  Information Products and Services ...........................            8,134             9,026             4,666
                                                                       ---------         ---------         ---------
          Consolidated total ..................................        $  80,911         $ 101,411         $ 125,308
                                                                       =========         =========         =========

Operating profit (loss):
  Power Conversion Products ...................................        $    (752)        $   2,482         $   4,358
  Industrial Computers and Subsystems .........................            1,078             2,417             3,149
  Technology Programs and Systems .............................            2,131             1,804            (1,383)
  Information Products and Services ...........................           (3,680)           (2,886)             (488)
                                                                       ---------         ---------         ---------
          Total operating profit (loss) .......................           (1,223)            3,817             5,636
  Corporate expenses and revenues .............................           (9,709)              434            (5,885)
  Interest expense ............................................             (329)             (173)             (214)
                                                                       ---------         ---------         ---------
          Income (loss) before income taxes,
            minority interest and cumulative
            effect of change in accounting
            principle .........................................        $ (11,261)        $   4,078         $    (463)
                                                                       =========         =========         =========
Identifiable assets:
  Power Conversion Products ...................................        $  11,253         $  12,299         $  27,690
  Industrial Computers and Subsystems .........................            9,166            12,167            19,180
  Technology Programs and Systems .............................            7,586             8,298            31,531
  Information Products and Services ...........................            3,136             5,920                --
  Corporate ...................................................            9,583             8,436            26,664
                                                                       ---------         ---------         ---------
          Consolidated total ..................................        $  40,724         $  47,120         $ 105,065
                                                                       =========         =========         =========

Depreciation and amortization:
  Power Conversion Products ...................................        $     763         $     887         $   1,182
  Industrial Computers and Subsystems .........................              316               469               667
  Technology Programs and Systems .............................              994               647             1,413
  Information Products and Services ...........................              162               258               157
  Corporate ...................................................              272               326               326
                                                                       ---------         ---------         ---------
          Consolidated total ..................................        $   2,507         $   2,587         $   3,745
                                                                       =========         =========         =========

Capital expenditures:
  Power Conversion Products ...................................        $     670         $   1,768         $   3,520
  Industrial Computers and Subsystems .........................              529               992               810
  Technology Programs and Systems .............................              240               424             1,581
  Information Products and Services ...........................              482             1,231               166
  Corporate ...................................................               55               310               949
                                                                       ---------         ---------         ---------
          Consolidated total ..................................        $   1,976         $   4,725         $   7,026
                                                                       =========         =========         =========

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

    Intersegment sales are insignificant. Operating profit (loss) is sales less cost of sales and operating expenses, excluding interest expense and corporate expenses and revenues. Corporate expenses fiscal 1998 charges for acquired in-process R&D, and in fiscal 1996 include certain restructuring costs and asset write-downs relating to the adoption of FASB Statement No. 121. Identifiable assets by segment include the assets directly identified with those segments. Corporate assets consist primarily of cash and cash equivalents, facilities and land, and, as of July 31, 1997, the telecommunications, centralized computers and networking equipment of the Company, as well as the assets of the Corporate information systems function.

    Sales under United States government contracts and subcontracts are primarily in the Technology Programs and Systems business segment, and aggregated $32,622,000 and $33,526,000, and $40,332,000 in fiscal 1996, 1997, and 1998, respectively. The portion of such sales to the United States Air Force amounted to 14% and 10% of Company sales fiscal years 1997 and 1998, respectively. A customer of the Industrial Computers and Subsystems business segment represented 12% of sales of the Company in fiscal 1997.

    International sales amounted to $7,555,000, $12,609,000 and $19,558,000 in fiscal 1996, 1997, and 1998, respectively, principally to countries in Europe and the Pacific Rim.

NOTE 12 -- FINANCIAL STATEMENT DETAILS

    Inventories are classified as follows at July 31:

                                                               1997        1998
                                                             -------     -------
                                                                (IN THOUSANDS)
Finished goods.........................................      $ 1,793     $ 1,019
Work in process........................................          882       2,254
Raw materials and purchased parts......................        6,047      12,550
                                                             -------     -------
                                                             $ 8,722     $15,823
                                                             =======     =======

    Property, plant and equipment consist of the following at July 31:

                                                               1997        1998
                                                             -------     -------
                                                                (IN THOUSANDS)
Land and land improvements.............................      $ 3,470     $ 3,470
Buildings and building improvements....................        7,581       8,442
Machinery and equipment................................       25,939      29,946
Office furniture and equipment.........................        7,861      11,109
Leasehold improvements.................................        3,462       5,292
                                                             -------     -------
                                                              48,313      58,259
Less allowances for depreciation and
   amortization........................................       32,113      36,137
                                                             -------     -------
                                                              16,200      22,122
Construction in progress...............................          729       1,154
                                                             -------     -------
                                                             $16,929     $23,276
                                                             =======     =======

    Goodwill and other non-current assets consist of the following at July 31:

                                                               1997       1998
                                                             -------    --------
                                                                (IN THOUSANDS)
Goodwill and other acquired intangible assets, net of
      accumulated amortization.........................      $    --    $  5,280
Deposits and other.....................................          667       1,223
                                                             -------    --------
                                                             $   667    $  6,503
                                                             =======    ========

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 12 -- FINANCIAL STATEMENT DETAILS (CONTINUED)

    Accounts payable consist of the following at July 31:

                                                               1997        1998
                                                             -------     -------
                                                               (IN THOUSANDS)
Accounts payable and accrued expenses..................      $10,516     $18,853
Environmental reserves.................................        1,252       1,152
Customer advances......................................        1,872         675
                                                             -------     -------
                                                             $13,640     $20,680
                                                             =======     =======

    Included in Other-net in fiscal 1996 is the amortization into income over a three-year period of amounts contributed by minority stockholders upon the organization of the Company's PurePulse Technologies, Inc. subsidiary over such stockholders' proportionate share of PurePulse Technologies' equity. These amounts were fully amortized at the end of the third quarter of fiscal 1996, and amounted to $379,000 in that year. Also included in Other-net is interest income of $128,000, $147,000 and $1,545,000 in fiscal 1996, 1997 and 1998, respectively. The increase in interest income in fiscal 1998 is due to the investment of net cash proceeds from the Company's follow-on public stock offering completed in November 1997.

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

    Supplemental disclosure of cash flow information consists of the following for the three years ended July 31:

                                                   1996      1997      1998
                                                 -------   -------   -------
                                                         (IN THOUSANDS)
Cash paid (refunded) for:
  Interest ...............................        $ 329     $ 173      $ 214
  Income taxes ...........................        $ 152     $(831)     $  45
Non-cash activities:
  Issuance of Common Stock in connection
     with Deferred compensation agreement         $ 645     $ 190      $  --



                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on this 28th day of October, 1998.

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

                 SIGNATURE                               TITLE                              DATE
                 ---------                               -----                              ----
         /s/ KENNETH F. POTASHNER            Chairman, Chief Executive                October 28, 1998
---------------------------------------      Officer, President and Director
           Kenneth F. Potashner              (Principal Executive Officer)


           /s/ GARY J. DAVIDSON              Vice President-Finance and               October 28, 1998
---------------------------------------      Administration, Treasurer
             Gary J. Davidson                and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)


             /s/ CARLTON EIBL                Director                                 October 28, 1998
---------------------------------------
               Carlton Eibl

           /s/ THOMAS L. HORGAN              Director                                 October 28, 1998
---------------------------------------
             Thomas L. Horgan

             /s/ ALAN C. KOLB                Director                                 October 28, 1998
---------------------------------------
               Alan C. Kolb

              /s/ MARK ROSSI                 Director                                 October 28, 1998
---------------------------------------
                Mark Rossi

           /s/ KARL M. SAMUELIAN             Director                                 October 28, 1998
----------------------------------------
             Karl M. Samuelian
