Form 10-Q
period 1998-10-31
MAXWELL TECHNOLOGIES INC
filed 1998-12-15
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549





                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934





 For the Quarter Ended October 31, 1998    Commission File Number  0-10964







                          MAXWELL TECHNOLOGIES, INC.

           Delaware                             IRS ID #95-2390133
                           9275 Sky Park Court
                       San Diego, California  92123
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

                              Yes    X      No
                                  ------       ------

As of November 30, 1998, Registrant had only one class of common stock of which there were 8,466,446 shares outstanding.

PART I - FINANCIAL STATEMENTS

                          Maxwell Technologies, Inc.

                    Consolidated Condensed Balance Sheet
                               (in thousands)

                                   Assets
                                   ------
                                                 October 31,        July 31,
                                                    1998              1998
                                                 ----------        ----------
                                                 (Unaudited)         (Note)
Current assets:
  Cash and cash equivalents                      $   15,511        $   21,224
  Accounts receivable - net                          37,618            36,062
  Inventories:
    Finished products                                 1,189             1,019
    Work in process                                   2,545             2,254
    Parts and raw materials                          13,169            12,550
                                                 ----------        ----------
                                                     16,903            15,823
  Prepaid expenses                                    3,003             2,016
  Deferred income taxes                                 161               161
                                                 ----------        ----------
    Total current assets                             73,196            75,286

Property, plant and equipment - net                  24,082            23,276
Goodwill and other non-current assets                10,587             6,503
                                                 ----------        ----------
                                                 $  107,865        $  105,065
                                                 ==========        ==========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
  Accounts payable                               $   20,373        $   20,680
  Accrued employee compensation                       6,880             6,353
  Current portion of long-term debt                     103               121
                                                 ----------        ----------
    Total current liabilities                        27,356            27,154

Long-term debt                                          348               361
Minority interest                                     1,916             1,712

Stockholders' equity:
  Common stock                                          840               838
  Additional paid-in capital                         70,570            70,926
  Deferred compensation                                (353)             (413)
  Accumulated other comprehensive income                  4                --
  Retained earnings                                   7,184             4,487
                                                 ----------        ----------
                                                     78,245            75,838
                                                 ----------        ----------
                                                 $  107,865        $  105,065
                                                 ==========        ==========

Note: The Balance Sheet at July 31, 1998 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

                         Maxwell Technologies, Inc.

         Consolidated Condensed Statement of Operations - (Unaudited)
                   (in thousands except per share data)

                                                         Three Months
                                                       Ended October 31,
                                                 ----------------------------
                                                    1998              1997
                                                 ----------        ----------

Sales                                            $   38,172        $   27,756
Cost of sales                                        25,466            18,481
                                                 ----------        ----------
  Gross profit                                       12,706             9,275
Operating expenses:
  Selling, general and administrative expenses        8,211             6,132
  Research and development expenses                   1,709             1,689
                                                 ----------        ----------
    Total operating expenses                          9,920             7,821
                                                 ----------        ----------
Operating income                                      2,786             1,454
Interest expense                                         73               105
Interest income and other - net                        (285)              (19)
                                                 ----------        ----------
Income before income taxes and minority
  interest                                            2,998             1,397
Income tax expense                                      100                --
Minority interest in net income (loss)
  of subsidiaries                                       195               (48)
                                                 ----------        ----------
Net income                                       $    2,703        $    1,416
                                                 ==========        ==========

Basic income per share                           $     0.32        $     0.23
                                                 ==========        ==========
Diluted income per share                         $     0.30        $     0.20
                                                 ==========        ==========

Weighted average number of shares used to calculate:
  Basic income per share                              8,402             6,171
                                                 ==========        ==========
  Diluted income per share                            8,794             6,912
                                                 ==========        ==========













See notes to consolidated condensed financial statements.

PART I - FINANCIAL STATEMENTS, continued

                       Maxwell Technologies, Inc.

       Consolidated Condensed Statement of Cash Flows - (Unaudited)
                           (in thousands)

                                                         Three Months
                                                       Ended October 31,
                                                 ----------------------------
                                                    1998              1997
                                                 ----------        ----------

Operating Activities:
  Net income                                     $    2,703        $    1,416
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                   1,124               694
      Deferred compensation                              60                52
      Minority interest in net income (loss)
        of subsidiary                                   195               (19)
      Changes in operating assets and
        liabilities - net                            (7,582)           (4,328)
                                                 ----------        ----------
          Net cash used in
            operating activities                     (3,500)           (2,185)
                                                 ----------        ----------

Investing Activities:
  Purchases of property and equipment                (1,841)           (1,145)
                                                 ----------        ----------
          Net cash used in
            investing activities                     (1,841)           (1,145)
                                                 ----------        ----------

Financing Activities:
  Principal payments on long-term debt                  (31)             (128)
  Proceeds from short-term borrowings                    --             2,100
  Proceeds from issuance of Company and
    subsidiary stock                                    193             1,554
  Repurchase of Company stock                          (538)               --
                                                 ----------        ----------
          Net cash provided by (used in)
            financing activities                       (376)            3,526
                                                 ----------        ----------

Effect of exchange rates on cash and
  cash equivalents                                        4                --
                                                 ----------        ----------

         Increase (decrease) in cash and
           cash equivalents                          (5,713)              196

Cash and cash equivalents at beginning
  of period                                          21,224               826
                                                 ----------        ----------

         Cash and cash equivalents
           at end of period                      $   15,511        $    1,022
                                                 ==========        ==========



See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  General

    The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at October 31, 1998 and the results of operations for the three month period then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1998 audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for fiscal 1998. Interim results are not necessarily indicative of those to be expected for the full year.

    The consolidated financial statements include the accounts of Maxwell Technologies, Inc., and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

    Backlog of unfilled orders at October 31, 1998 was $75.1 million, of which $38.6 million is fully funded.

2.  Foreign Currency Translation

    The assets and liabilities of the Company's foreign operations are translated to U.S. dollars at quarter-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. There was no material effect from foreign currency translation adjustments during the quarter ended October 31, 1998.

3.  Comprehensive Income

    The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", as of the quarter ended October 31, 1998. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however it has no impact on the Company's net income or total stockholders' equity. The components of comprehensive income for the three months ended October 31, 1998 and 1997 were as follows (in thousands):

                                                         Three Months
                                                       Ended October 31,
                                                 ----------------------------
                                                    1998              1997
                                                 ----------        ----------

Net income                                       $    2,703        $    1,416

Foreign currency translation adjustments                  4                --
                                                 ----------        ----------

    Comprehensive income                         $    2,707        $    1,416
                                                 ==========        ==========

4.  New Accounting Standards

    In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for the fourth quarter of the Company's fiscal year 1999. The Company believes that adoption of Statement No. 131 will not have a material effect on its financial statements.

5.  Income per share

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for for the quarter ended October 31, 1997 have been restated to conform to Statement No. 128 requirements.

    The following table has set forth the computation of basic and diluted income per share:

                                                         Three Months
                                                       Ended October 31,
                                                 ----------------------------
                                                    1998              1997
                                                 ----------        ----------

Basic:
  Net income                                     $    2,703        $    1,416
                                                 ----------        ----------

  Weighted average shares                             8,402             6,171
                                                 ----------        ----------

  Basic income per share                         $     0.32        $     0.23
                                                 ==========        ==========

Diluted:
  Net income                                     $    2,703        $    1,416
    Effect of majority-owned
      subsidiaries dilutive securities                  (66)               --
                                                 ----------        ----------
  Income available to Common Shareholders,
    as adjusted                                  $    2,637        $    1,416
                                                 ==========        ==========

  Weighted average shares                             8,402             6,171
    Effective of dilutive securities:
      Stock options                                     370               722
      Convertible preferred stock
        of subsidiary                                    22                19
                                                 ----------        ----------
    Dilutive potential common shares                    392               741
                                                 ----------        ----------
    Weighted average shares, as adjusted              8,794             6,912
                                                 ----------        ----------
  Diluted income per share                       $     0.30        $     0.20
                                                 ==========        ==========



MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION

Business Segments

    The Company operates in three business segments, as follows:

    * Power Conversion Products: Includes design, development and manufacture of electrical components, systems and subsystems, including products that capitalize on pulsed power such as ultracapacitors, microbial purification systems, high voltage capacitors and other electrical components, power distribution and conditioning systems and electromagnetic interference filter capacitors.

    * Industrial Computers and Subsystems: Includes design and manufacture of standard, custom and semi-custom industrial computer modules, platforms and fully integrated systems primarily for OEMs.

    * Technology Programs and Systems: Includes research and development programs in pulsed power, pulsed power systems design and construction, weapons effects simulation and computer-based analytic services and software, primarily for the US Government Department of Defense ("DOD").

    In the first quarter of fiscal 1998, the Company had a fourth business segment, Information Products and Services, which was primarily focused on commercial software and internet related services. During the third quarter of last fiscal year, the Company reorganized the operations within the Information Products and Services segment, including a refocusing of certain operations along the lines of other of the Company's existing business segments and the discontinuation of certain businesses. The Company no longer operates or reports in the Information Products and Services segment, and therefore prior year results include sales and cost of sales for such segment, while current year results do not.

Results of Operations

    The following table has set forth selected operating data for the Company, expressed as a percentage of sales, for the three month periods ended October 31, 1998 and 1997.

                                                         Three Months
                                                       Ended October 31,
                                                 ----------------------------
                                                    1998              1997
                                                 ----------        ----------

Sales                                                 100.0%            100.0%
Cost of sales                                          66.7              66.6
                                                 ----------        ----------
  Gross profit                                         33.3              33.4
Operating expenses:
  Selling, general and administrative
    expenses                                           21.5              22.1
  Research and development expenses                     4.5               6.1
                                                 ----------        ----------
    Total operating expenses                           26.0              28.2
                                                 ----------        ----------
Operating income                                        7.3               5.2
Interest expense                                        0.2               0.4
Interest income and other - net                        (0.8)             (0.2)
                                                 ----------        ----------
Income before income taxes and minority
  interest                                              7.9               5.0
Income tax expense                                      0.3                --
Minority interest in net income (loss)
  of subsidiary                                         0.5              (0.1)
                                                 ----------        ----------
Net income                                              7.1%              5.1%
                                                 ==========        ==========

    The following table has set forth the Company's business segment sales, gross profit and gross profit as a percentage of business segment sales for the three-month periods ended October 31, 1998 and 1997. As mentioned above, the Company no longer maintains an Information Products and Services business segment. Therefore, reporting for such segment is for prior periods only.

                                                         Three Months
                                                       Ended October 31,
                                                 ----------------------------
                                                    1998              1997
                                                 ----------        ----------

Power Conversion Products:
  Sales                                          $   13,231        $    8,391
    Gross profit                                      5,732             3,575
    Gross profit as a percentage of sales	             43.3%             42.6%

Industrial Computers and Subsystems
  Sales                                          $   10,267        $    8,903
    Gross profit                                      3,193             3,600
    Gross profit as a percentage of sales              31.1%             40.4%

Technology Programs and Systems
  Sales                                          $   14,674        $    8,509
    Gross profit                                      3,781             1,422
    Gross profit as a percentage of sales              25.8%             16.7%

Information Products and Services
  Sales                                          $       --        $    1,953
    Gross profit                                         --               678
    Gross profit as a percentage of sales                --%             34.7%

Consolidated
  Sales                                          $   38,172        $   27,756
    Gross profit                                     12,706             9,275
    Gross profit as a percentage of sales              33.3%             33.4%


Sales

    Sales for the three months ended October 31, 1998 were $38,172,000, a record quarterly high for the Company and a 38% increase over the $27,756,000 for the same period one year ago. The sales gains occurred primarily in the Power Conversion Products and Technology Programs and Systems business segments, as more fully described in the discussion below.

    Power Conversion Products. In the quarter ended October 31, 1998, Power Conversion Products sales increased $4.8 million, or 57.7%, to $13.2 million from $8.4 million in the first quarter of last fiscal year. This increase was primarily attributable to sales of power protection systems, a business area acquired by the Company in the prior year, sales in the PowerCache(TM) ultracapacitor business area, the majority of which was a portion of a non-recurring fee under a technology and product rights license with Siemens Matsushita Components GmbH, and greater revenue from the PurePulse purification business. During the quarter, PurePulse concluded a one-time grant of certain non-exclusive rights for manufacturing and distribution of its products. In addition, although to a lesser extent, sales in the Company's glass-to-metal seal and electromagnetic interference filter capacitor businesses also contributed to the overall sales increase in this business segment.

    Industrial Computers and Subsystems. In the quarter ended October 31, 1998, Industrial Computers and Subsystems sales increased $1.4 million, or 15.3%, to $10.3 million from $8.9 million in the first quarter of last fiscal year. Sales in this business segment are made principally to OEM customers and are primarily derived from the shipment of industrial computers and subsystems that are "designed-in" to the OEM's products. In the third quarter of fiscal 1998, Maxwell acquired a company in the United Kingdom that focuses on lower priced standard products, and the Company has since issued product catalogs featuring both the standard and custom product lines with the dual aim of generating direct sales as well as leads for additional OEM design-in opportunities. The increase in sales for the quarter is attributable both to sales of the new standard products, as well as new design wins for customized OEM products. Offsetting these increases was the absence of sales this year to a single, long-standing OEM customer, which were significant to this segment in last year's first quarter, under a multi-year program which was completed in the second quarter of the prior year. While standard product sales have accelerated, and the Company continues to expand its presence in Europe with the opening of offices in both France and Germany this year, sales under large OEM programs remain a critical element of this business. If sales of OEM products do not achieve the levels projected by the OEM, or if OEM projects are curtailed due to consolidations or other market conditions, such as the impact of conditions in Asia that have substantially slowed shipments under I-Bus' program with Fujitsu I-Network Systems, Ltd., the Company may be unable to offset such loss of sales.

    Technology Programs and Systems. In the quarter ended October 31, 1998, sales in the Technology Programs and Systems segment increased $6.2 million, or 72.5%, to $14.7 million from $8.5 million in the first quarter of last fiscal year. The Company substantially enhanced its funded pulsed power research and simulation business with its April 1998 purchase of the Physics International operation of Primex Technologies. Physics International was the Company's primary competitor in this area, and the combined businesses consolidate much of the scientific and technical research capabilities for the benefit of both the Government and the Company's technology base. The increase in revenue in the first quarter compared to last year is attributable to both the additional pulsed power simulation work with the inclusion of Physics International, as well as an increase in software sales, including the on-going Government contractor focused accounting and MIS software that, prior to a reorganization last year, was included in a separate business segment. Offsetting these increases was lower revenue from work on two large multi-year contracts for the DOD. These two contracts are still on-going, but at a lower level of effort than in the prior year; these and other contracts with the DOD are subject to such increases and decreases as well as to periodic Government funding provisions. The level of future DOD expenditures in the Company's research and development areas and the related impact on funding for the Company's contracts are therefore not predictable, and previously reported results are not necessarily indicative of those to be expected in the future.

Gross Profit

    In the quarter ended October 31, 1998, the Company's gross profit was $12.7 million, or 33.3% of sales, compared to $9.3 million, or 33.4% of sales, in the first quarter of last fiscal year. This gross profit is described by business segment in the discussion that follows.

    Power Conversion Products. In the quarter ended October 31, 1998, Power Conversion Products gross profit increased $2.1 million to $5.7 million from $3.6 million in the first quarter of last fiscal year. As a percentage of sales, gross profit of 43.3% in this year's first quarter is comparable to the 42.6% in the first quarter of the prior year, as both periods benefited from licensing and rights fees received from strategic partners in the ultracapacitor area, and in the current year the PurePulse operation's gross profit was also primarily comprised of such fees. As the Company introduces PowerCache ultracapacitor products, however, it may offer aggressive pricing to gain market penetration. As product sales ramp up, such pricing would have an adverse impact on gross profit margins until the Company reaches full production volumes. In addition, the Company is working on material cost reduction and manufacturing automation to reduce its PowerCache product costs, and the outcome of these efforts will not be known until later in this fiscal year.

    Industrial Computers and Subsystems. In the quarter ended October 31, 1998, Industrial Computers and Subsystems gross profit decreased $0.4 million to $3.2 million from $3.6 million in the first quarter of last fiscal year. As a percentage of sales, gross profit decreased to 31.1% in this year's first quarter from 40.4% in the first quarter of the prior year primarily due to the sales mix which, in last year's first quarter, included certain higher margin products for an OEM that were near the end of their product and sales life cycle. The Company's new line of lower priced standard products, the increasing competition, for OEM design-in programs and new developments in the marketplace, such as the CompactPCI form factor and increasing foreign competition are factors which could impact gross profit margins as a percent of sales. These factors lead the Company to believe future gross profit margins will be closer to that experienced in this year's first quarter than that of the first quarter one year ago.

    Technology Programs and Systems. In the quarter ended October 31, 1998, Technology Programs and Systems gross profit increased $2.4 million to $3.8 million from $1.4 million in the first quarter of last fiscal year. As a percentage of sales, gross profit increased to 25.8% in this year's first quarter from 16.7% in the first quarter of the prior year. The increase in gross profit, both as a dollar amount and as a percentage of sales, in the first quarter of this fiscal year as compared to the same period last year includes the addition of Physics International and higher margin software sales due to the inclusion in this segment of certain software businesses, as previously described. In addition, the prior year's first quarter included a larger impact from under-absorbed overhead costs on cost plus Government contracts. While there was a recovery of most of such costs under provisional billing rates in the second half of fiscal 1998, the result was lower margins for the interim first quarter period than would be expected for the Government business area for a full year.

Selling, General and Administrative Expenses

    In the quarter ended October 31, 1998, the Company's selling, general and administrative expenses increased $2.1 million, or 33.9 %, to $8.2 million from $6.1 million in the first quarter of last fiscal year. As a percentage of total sales, selling, general and administrative expenses decreased to 21.5% in this year's first quarter from 22.1% in the first quarter of the prior year. The increase in the dollar amount of these expenses is primarily in support of the Company's growth, including businesses acquired in fiscal 1998, as well as increased support and sales effort as compared to last year's first quarter in the ultracapacitor business area. The decrease in selling, general and administrative expenses as a percentage of sales is due to the absorption of such costs over the expanded level of sales for the Company.

Research and Development Expenses

    The Company's research and development expenses reflect only internally funded research and development programs. Costs associated with United States Government and other customer funded research and development contracts are included in cost of sales. The level of research and development expenses reflects the Company's ability to obtain customer funding to support a significant portion of its research and product development activities. Internally funded research and development expenses were $1.7 million each for the three month periods ended October 31, 1998 and 1997. As a percentage of sales, these expenses decreased to 4.5% in this year's first quarter from 6.1% in the first quarter of the prior year. Several large research and development efforts on-going in the first quarter of fiscal 1998, including an ultracapacitor power electronics system and I-Bus' CompactPCI development, have wound down substantially as major phases of such programs have been completed. However, the Company maintained the same dollar level of these expenses as in last year's first quarter as it continues to pursue research and development with an emphasis in the Power Conversion Products business segment, focused on its ultracapacitor, power systems and implantable medical device technologies.

Interest Income and Other-net, and Income Tax Expense

    In this year's first quarter, interest income and other-net was $285,000, compared to $48,000 in the same period last year. This increase is primarily attributable to interest earned on the investment of cash on hand in the current year. In the prior year, the Company had not yet completed its follow-on offering of common stock, and had only a small amount of cash available for investment. The Company had net operating loss carryforwards which offset the Company's provision for US income taxes for the quarters ended October 31, 1998 and 1997. Income tax expense in the first quarter of this fiscal year is primarily due to foreign taxes on the profits of the Company's United Kingdom subsidiary.

Liquidity and Capital Resources

    Net cash used in operations in the current year's first quarter was $3.5 million. This is primarily attributable to increases in receivables and inventory, reflecting the higher quarterly sales volume. The Company's capital expenditures during the first quarter amounted to $1.8 million, and related primarily to production and other capital assets in the Power Conversion Products business segment. The Company has ordered and continues to receive additional equipment for volume manufacturing of ultracapacitors in an existing facility, and for manufacture of electromagnetic interference filter capacitors at the newly expanded Carson City, Nevada manufacturing site. These commitments are part of the Company's budgeted capital expenditures for fiscal 1999 totaling $8.7 million. The Company may address higher volume or other manufacturing requirements as the year progresses. Alternatively, the Company may consider leasing facilities or manufacturing equipment or both or may satisfy additional manufacturing requirements through outsourcing or under licensing arrangements with third parties. If the Company decides to internally finance construction of such facilities, a significant amount of capital would be required.

    The Company has an unsecured bank line of credit of $20.0 million, under which there were no outstanding borrowings as of October 31, 1998.

    The Company believes that funds on-hand, together with cash generated from operations and funds available under its bank line of credit, will be sufficient to finance its operations and budgeted capital expenditures through fiscal 1999. In addition to addressing manufacturing requirements, the Company may also from time to time consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash, cash equivalents and short-term investments on hand; cash flow from operations; borrowings under the existing bank line of credit; investments by strategic partners and additional debt or equity financing. There can be no assurance that the Company will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

Software Compatibility with Year 2000 Date Processing

    The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems utilizing such programs may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. This issue is often referred to as "Y2K" or a "Y2K" issue or problem. In fiscal 1998, the Company developed a three-phase program for Y2K information systems compliance. Phase 1 is to identify and solve Y2K issues in the Company's significant information systems infrastructure and enterprise business applications, including telecommunications and networking systems as well as accounting and manufacturing software. Phase 2 is to identify and plan for Y2K issues that are specific to the Company's business units, including local software, product matters, facilities related systems and vendor and key partner concerns. Phase 3 is the final testing of each major area of exposure to ensure compliance, and the development of contingency plans for unsolved Y2K deficiencies, such as key vendors failing to adequately address their Y2K problems. The Company has identified four major areas determined to be critical for successful Y2K compliance: (1) networking and telecommunications, (2) financial and manufacturing informational systems applications, (3) products and (4) third-party relationships.

    In Phase 1 of the program, the Company has completed its review of company-wide and large systems, several of which have been identified as being Y2K compliant due to their recent implementation or upgrade. Such installations were unrelated to the Y2K concern, but rather were needed as part of the ordinary course of business. For certain accounting and manufacturing systems, upgrades are needed. These upgrades are available from the third party suppliers, and are in the process of being evaluated. Implementation of the updated systems is expected by the end of the Company's fiscal second quarter. Remaining upgrades of system infrastructure have been identified and planned. Final testing and documentation under Phase 1 is currently anticipated in the January-February 1999 time frame. Under Phase 2, the Company is currently identifying and evaluating business unit exposures. In the third-party area, the Company is in the process of contacting its significant third parties, primarily key vendors and customers, regarding their Y2K readiness. As to products, current findings indicate that most Company products appear to be Y2K compliant. For several of those that are not, the Company has made upgrades available via the Company's Internet web site. For other products, the Company is still completing its evaluation process. The testing and contingency plan development under Phase 3 will begin in early 1999, and is expected to be completed in mid-1999.

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

Accounting Principles

    In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for the fourth quarter of the Company's fiscal year 1999. The Company believes that adoption of Statement No. 131 will not have a material effect on its financial statements.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              --------

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

                  On October 15, 1998, the Company filed a report on Form 8-K containing notice to shareholders of an October 31, 1998 deadline to notify the company of any proposals which any shareholder intends to present at the 1998 Annual Meeting to be held on January 27, 1999.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAXWELL TECHNOLOGIES, INC.



  December 15, 1998                    /s/ Gary Davidson
----------------------                 ---------------------------
Date                                   Gary Davidson, Chief Financial Officer
                                       and Authorized Officer