Form 10-Q
period 1999-01-31
MAXWELL TECHNOLOGIES INC
filed 1999-03-17
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549





                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934





 For the Quarter Ended January 31, 1999    Commission File Number  0-10964







                          MAXWELL TECHNOLOGIES, INC.

           Delaware                             IRS ID #95-2390133
                           9275 Sky Park Court
                       San Diego, California  92123
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

As of February 28, 1999, Registrant had only one class of common stock of which there were 9,546,224 shares outstanding.

PART I - FINANCIAL STATEMENTS

                          Maxwell Technologies, Inc.

               Consolidated Condensed Balance Sheet - (Unaudited)
                               (in thousands)

                                   Assets
                                   ------
                                                 January 31,        July 31,
                                                    1999              1998
                                                 ----------        ----------
Current assets:
  Cash and cash equivalents                      $   14,847        $   21,397
  Accounts receivable - net                          39,640            39,753
  Inventories:
    Finished products                                 2,160             1,494
    Work in process                                   3,861            	3,686
    Parts and raw materials                          15,096            14,198
                                                 ----------        ----------
                                                     21,117            19,378
  Prepaid expenses                                    4,337             2,199
  Deferred income taxes                                 457               457
                                                 ----------        ----------
    Total current assets                             80,398            83,184

Property, plant and equipment - net                  26,837            25,542
Goodwill and other non-current assets                 9,686             6,659
                                                 ----------        ----------
                                                 $  116,921        $  115,385
                                                 ==========        ==========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
  Accounts payable                               $   20,342        $   24,019
  Accrued employee compensation                       6,196             7,039
  Current portion of long-term debt and
    short-term borrowings                             1,122             1,244
                                                 ----------        ----------
    Total current liabilities                        27,660            32,302

Long-term debt                                        1,339             1,218
Minority interest                                     2,264             1,712

Stockholders' equity:
  Common stock                                          952               920
  Additional paid-in capital                         73,441            72,245
  Deferred compensation                                (293)             (413)
  Accumulated other comprehensive income                 (2)               --
  Retained earnings                                  11,560             7,401
                                                 ----------        ----------
                                                     85,658            80,153
                                                 ----------        ----------
                                                 $  116,921        $  115,385
                                                 ==========        ==========





See notes to consolidated condensed financial statements.

                         Maxwell Technologies, Inc.

         Consolidated Condensed Statement of Operations - (Unaudited)
                   (in thousands except per share data)

                                                         Three Months
                                                       Ended January 31,
                                                 ----------------------------
                                                    1999              1998
                                                 ----------        ----------

Sales                                            $   40,034        $   33,337
Cost of sales                                        26,061            21,590
                                                 ----------        ----------
  Gross profit                                       13,973            11,747
Operating expenses:
  Selling, general and administrative expenses        8,156             8,346
  Research and development expenses                   2,483             2,138
  Acquisition and related charges                     1,645                --
                                                 ----------        ----------
    Total operating expenses                         12,284            10,484
                                                 ----------        ----------
Operating income                                      1,689             1,263
Interest expense                                         90                60
Interest income and other - net                        (211)             (440)
                                                 ----------        ----------
Income before income taxes and minority
  interest                                            1,810             1,643
Income tax expense                                      125                --
Minority interest in net income
  of subsidiaries                                       141                10
                                                 ----------        ----------
Net income                                       $    1,544        $    1,633
                                                 ==========        ==========

Basic income per share                           $     0.16        $     0.19
                                                 ==========        ==========
Diluted income per share                         $     0.15        $     0.18
                                                 ==========        ==========

Weighted average number of shares used to calculate:
  Basic income per share                              9,412             8,562
                                                 ==========        ==========
  Diluted income per share                            9,943             9,185
                                                 ==========        ==========












See notes to consolidated condensed financial statements.

                         Maxwell Technologies, Inc.

         Consolidated Condensed Statement of Operations - (Unaudited)
                   (in thousands except per share data)

                                                          Six Months
                                                       Ended January 31,
                                                 ----------------------------
                                                    1999              1998
                                                 ----------        ----------

Sales                                            $   83,020        $   65,074
Cost of sales                                        54,440            42,168
                                                 ----------        ----------
  Gross profit                                       28,580            22,906
Operating expenses:
  Selling, general and administrative expenses       17,663            15,684
  Research and development expenses                   4,986             4,159
  Acquisition and related charges                     1,645                --
                                                 ----------        ----------
    Total operating expenses                         24,294            19,843
                                                 ----------        ----------
Operating income                                      4,286             3,063
Interest expense                                        208               177
Interest income and other - net                        (499)             (501)
                                                 ----------        ----------
Income before income taxes and minority
  interest                                            4,577             3,387
Income tax expense                                      225               187
Minority interest in net income (loss)
  of subsidiaries                                       336                (9)
                                                 ----------        ----------
Net income                                       $    4,016        $    3,209
                                                 ==========        ==========

Basic income per share                           $     0.43        $     0.41
                                                 ==========        ==========
Diluted income per share                         $     0.40        $     0.38
                                                 ==========        ==========

Weighted average number of shares used to calculate:
  Basic income per share                              9,320             7,779
                                                 ==========        ==========
  Diluted income per share                            9,824             8,461
                                                 ==========        ==========












See notes to consolidated condensed financial statements.

PART I - FINANCIAL STATEMENTS, continued

                       Maxwell Technologies, Inc.

       Consolidated Condensed Statement of Cash Flows - (Unaudited)
                           (in thousands)

                                                          Six Months
                                                       Ended January 31,
                                                 ----------------------------
                                                    1999              1998
                                                 ----------        ----------

Operating Activities:
  Net income                                     $    4,016        $    3,209
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                   2,749             1,716
      Deferred compensation                             120               105
      Minority interest in net income (loss)
        of subsidiaries                                 336                (9)
      Changes in operating assets and
        liabilities - net                           (11,159)           (8,410)
                                                 ----------        ----------
          Net cash used in
            operating activities                     (3,938)           (3,389)
                                                 ----------        ----------

Investing Activities:
  Purchases of property and equipment                (3,800)           (3,827)
                                                 ----------        ----------
          Net cash used in
            investing activities                     (3,800)           (3,827)
                                                 ----------        ----------

Financing Activities:
  Principal payments on long-term debt and
    short-term borrowings                              (558)           (2,541)
  Proceeds from long-term debt and short-term
    borrowings                                          375             3,399
  Proceeds from issuance of Company and
    subsidiary stock                                  2,069            49,298
  Dividends paid to shareholders of Subchapter
    S corporation prior to acquisition                   --              (407)
  Repurchase of Company and subsidiary stock           (696)             (221)
                                                 ----------        ----------
          Net cash provided by
            financing activities                      1,190            49,528
                                                 ----------        ----------

Effect of exchange rates on cash and
  cash equivalents                                       (2)               --
                                                 ----------        ----------

         Increase (decrease) in cash and
           cash equivalents                          (6,550)           42,312

Cash and cash equivalents at beginning
  of period                                          21,397             2,194
                                                 ----------        ----------

         Cash and cash equivalents
           at end of period                      $   14,847        $   44,506
                                                 ==========        ==========



See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

1.   General

     The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at January 31, 1999 and the results of operations for the three and six month periods then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1998 audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for fiscal 1998. Interim results are not necessarily indicative of those to be expected for the full year. The Balance Sheet at July 31, 1998 has been derived from the audited financial statements at that date, as adjusted for the unaudited balances of acquisitions accounted for by the pooling-of-interests accounting method.

     The consolidated financial statements include the accounts of Maxwell Technologies, Inc., and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

     Backlog of unfilled orders at January 31, 1999 was $105.3 million, of which $81.0 million is fully funded.

2.   Acquisitions and Related Charges

     The Company has restated the preceding prior period financial statements to reflect the acquisition of two businesses during the quarter ended January 31, 1999 that were accounted for as pooling-of-interests: KD Components, Inc. ("KD"); and Space Electronics Incorporated ("SEi"). Both of these acquired businesses were privately held, additional information on each of these acquisitions
is presented below.   In the restatement, the historical results of
the Company have been combined with the operating results of the newly acquired companies.

     KD develops and manufactures high voltage multilayer ceramic capacitors and switch mode power supply capacitors. Under the terms of the agreement, Maxwell acquired all of the outstanding stock of KD in a stock-for-stock exchange, for an aggregate of approximately 145,000 shares of Maxwell common stock. Direct acquisition costs were approximately $120,000 and were charged to operations during the quarter ended January 31, 1999.

     SEi specializes in the manufacture of radiation-hardened microelectronics for the commercial space market. Under the terms of the agreement, structured as a merger, the Company acquired all of the outstanding stock of SEi in exchange for approximately 681,000 shares of Maxwell common stock. The Company incurred direct acquisition costs of approximately $1.1 million which have been charged to operations during the quarter ended January 31, 1999.

     In addition, $320,000 of charges were incurred related to a decision made and carried out during the quarter to discontinue an insignificant software product line within the Space and Technology Products and Programs business segment, and approximately $75,000 related to the purchase of a German distributor of the Company's I-Bus operation, which was not material to the Company.

PART I - continued


     As discussed above, the Company's has restated its previously reported quarterly financial results to include the operating results of KD and SEi. The restated and unaudited quarterly statements of operations for the fiscal year ended July 31, 1998 are as follows (in thousands, except per share amounts):

                                                            Three Months Ended
                                                 -----------------------------------------
                                                 October    January      April      July
                                                   1997       1998       1998       1998
                                                 --------   --------   --------   --------
                                                              (Unaudited)
Sales                                            $ 31,737   $ 33,337   $ 35,519   $ 39,972
Cost of sales                                      20,578     21,590     24,068     26,683
                                                 --------   --------   --------   --------
  Gross profit                                     11,159     11,747     11,451     13,289
Operating expenses:
  Selling, general and administrative expenses      7,338      8,346      7,232      8,462
  Research and development expenses                 2,021      2,138      2,829      2,724
  Acquired in-process R&D and other
    special charges                                    --         --      8,942         --
                                                 --------   --------   --------   --------
    Total operating expenses                        9,359     10,484     19,003     11,186
                                                 --------   --------   --------   --------
Operating income (loss)                             1,800      1,263     (7,552)     2,103
Interest expense                                      117         60         62         99
Interest income and other - net                       (61)      (440)      (598)      (411)
                                                 --------   --------   --------   --------
Income (loss) before income taxes and
  minority interest                                 1,744      1,643     (7,016)     2,415
Income tax expense                                    187         --         74        152
Minority interest in net income (loss) of
  subsidiaries                                        (19)        10        (15)       104
                                                 --------   --------   --------   --------
Net income (loss)                                $  1,576   $  1,633   $ (7,075)  $  2,159
                                                 ========   ========   ========   ========

Diluted income (loss) per share                  $   0.20   $   0.18   $  (0.77)  $   0.22
                                                 ========   ========   ========   ========

Weighted average used to calculate diluted
  income (loss) per share                           7,737      9,185      9,181      9,745
                                                 ========   ========   ========   ========

3.   Foreign Currency Translation

     The assets and liabilities of the Company's foreign operations are translated to U.S. dollars at quarter-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. There was no material effect from foreign currency translation adjustments during the three and six month periods ended January 31, 1999.

4.   Income per share

     In accordance with Financial Accounting Standards Board
Statement No. 128, Earnings Per Share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes the dilutive effects of all common stock equivalents.


PART I - continued


     The following table has set forth the computation of basic and diluted income per share (in thousands, except per share amounts):

                                                    Three Months           Six Months
                                                  Ended January 31,     Ended January 31,
                                                 -------------------   -------------------
                                                   1999       1998       1999       1998
                                                 --------   --------   --------   --------

Basic:
  Net income                                     $  1,544   $  1,633   $  4,016   $  3,209
                                                 --------   --------   --------   --------

  Weighted average shares                           9,412      8,562      9,320      7,779
                                                 --------   --------   --------   --------

  Basic income per share                         $   0.16   $   0.19   $   0.43   $   0.41
                                                 ========   ========   ========   ========

Diluted:
  Net income                                     $  1,544   $  1,633   $  4,016   $  3,209
    Effect of majority-owned
      subsidiaries' dilutive securities               (45)        --       (111)        --
                                                 --------   --------   --------   --------
  Income available to Common Shareholders,
    as adjusted                                  $  1,499   $  1,633   $  3,905   $  3,209
                                                 ========   ========   ========   ========

  Weighted average shares                           9,412      8,562      9,320      7,779
    Effect of dilutive securities:
      Stock options                                   514        604        485        673
      Convertible preferred stock
        of subsidiaries                                17         19         19          9
                                                 --------   --------   --------   --------
    Dilutive potential common shares                  531        623        504        682
                                                 --------   --------   --------   --------
    Weighted average shares, as adjusted            9,943      9,185      9,824      8,461
                                                 --------   --------   --------   --------
  Diluted income per share                       $   0.15   $   0.18   $   0.40   $   0.38
                                                 ========   ========   ========   ========

5.   New Accounting Standards

     In June 1997, the FASB issued Statement No. 131,
Disclosures About Segments of an Enterprise and Related Information, which is effective for the fourth quarter of the Company's fiscal year 1999. The Company believes that its current segment reporting is generally in compliance with Statement No. 131, and therefore the adoption of Statement No. 131 will not have a material effect on its financial statements.

PART I - continued


6.   Comprehensive Income

     The Company adopted Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income", in the quarter ended October 31, 1998. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components.

     The components of comprehensive income for the three and six month periods ended January 31, 1999 and 1998 were as follows (in thousands):

                                                    Three Months           Six Months
                                                  Ended January 31,     Ended January 31,
                                                 -------------------   -------------------
                                                   1999       1998       1999       1998
                                                 --------   --------   --------   --------


Net income                                       $  1,544   $  1,633   $  4,016   $  3,209
Foreign currency translation adjustments               (6)        --         (2)        --
                                                 --------   --------   --------   --------
  Comprehensive income                           $  1,538   $  1,633   $  4,014   $  3,209
                                                 ========   ========   ========   ========


PART I - continued


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL POSITION

Business Segments

     The Company's three business segments are as follows:

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

* Space and Technology Products and Programs: Includes research and development programs in pulsed power, pulsed power systems design and construction, design and assembly of high reliability radiation-hardened electronic components and consulting services for commercial and Government space systems, computer-based analytic services and software, and weapons effects simulation, primarily for the U.S. Government Department of Defense ("DOD").

     Over the last several periods, the Company has re-directed some of its space effects modeling and analysis services, with expertise developed over a 25-year period, from government to
commercial programs.   The success of these activities and the size
and growth potential of the commercial space market have led
Maxwell to focus on this business area. To complement its consulting services, during the second quarter the Company acquired Space Electronics Incorporated, a San Diego based supplier of specially treated electronic components for use in space environments, primarily by commercial satellite manufacturers.
Space Electronics ("SEi") utilizes patented processes to protect computer boards and chips, either of their own design or commercially available components, from the radiation encountered in space. The methods used by SEi have the potential to result in both lower cost and increased protection for satellite systems. The combination of Maxwell's world-class space effects consulting and software with the newly acquired capabilities of SEi provide the Company with a substantial value-added foothold in the commercial space market, and the Company plans to increase its presence in this area. To reflect these capabilities, the Company has re-named and re-defined its Technology Programs and Systems business segment as the Space and Technology Products and Programs segment.

     In the first and second quarters of fiscal 1998, the Company had a fourth business segment, Information Products and Services, which was primarily focused on commercial software and internet related services. During the third quarter of last fiscal year, the Company reorganized the operations within the Information
Products and Services segment, including a refocusing of certain operations along the lines of other of the Company's existing business segments and the discontinuation of certain businesses.
The Company no longer operates or reports in the Information Products and Services segment, and therefore prior year results include sales and cost of sales for such segment, while current year results do not.

     Results of operations for both the first three months of fiscal year 1999 and the three and six month periods ended January 31, 1998 have been restated to include the results of acquisitions accounted for by the pooling-of-interests accounting method. One of the acquisitions is Space Electronics Incorporated, a San Diego based company that provides electronics parts which have been hardened to withstand the effects of radiation in space to customers in the satellite arena, primarily on a commercial basis. The other company included in the restatement is a small manufacturer of ceramic capacitors located adjacent to the Company's ceramic filter/capacitor business in Carson City, Nevada. While the operations of the acquired companies are not material to Maxwell, the discussion of results of operations below is based on the restated results.

Results of Operations

     The following table sets forth selected operating data for the Company, expressed as a percentage of sales, for the three and six month periods ended January 31, 1999 and 1998.

                                                    Three Months           Six Months
                                                  Ended January 31,     Ended January 31,
                                                 -------------------   -------------------
                                                   1999       1998       1999       1998
                                                 --------   --------   --------   --------


Sales                                               100.0%     100.0%     100.0%     100.0%
Cost of sales                                        65.1       64.8       65.6       64.8
                                                 --------   --------   --------   --------
  Gross profit                                       34.9       35.2       34.4       35.2
Operating expenses:
  Selling, general and administrative expenses       20.4       25.0       21.3       24.1
  Research and development expenses                   6.2        6.4        6.0        6.4
  Acquisition and related charges                     4.1         --        2.0         --
                                                 --------   --------   --------   --------
    Total operating expenses                         30.7       31.4       29.3       30.5
                                                 --------   --------   --------   --------
Operating income                                      4.2        3.8        5.1        4.7
Interest expense                                      0.2        0.2        0.3        0.3
Interest income and other - net                      (0.5)      (1.3)      (0.7)      (0.8)
                                                 --------   --------   --------   --------
Income before income taxes and minority
  interest                                            4.5        4.9        5.5        5.2
Income tax expense                                    0.3         --        0.3        0.3
Minority interest in net income (loss)
  of subsidiaries                                     0.9         --        1.0        0.6
                                                 --------   --------   --------   --------
Net income                                            3.9%       4.9%       4.8%       4.9%
                                                 ========   ========   ========   ========

     The following table sets forth the Company's business segment sales, gross profit and gross profit as a percentage of business segment sales for the three and six-month periods ended January 31, 1999 and 1998. As mentioned above, the Company no longer maintains an Information Products and Services business segment. Therefore, reporting for such segment is for prior periods only.

                                                    Three Months           Six Months
                                                  Ended January 31,     Ended January 31,
                                                 -------------------   -------------------
                                                   1999       1998       1999       1998
                                                 --------   --------   --------   --------

Power Conversion Products:
  Sales                                          $ 11,822   $  9,920   $ 26,196   $ 19,440
    Gross profit                                    3,916      4,088     10,082      7,887
    Gross profit as a percentage of sales            33.1%      41.2%      38.5%      40.6%

Industrial Computers and Subsystems
  Sales                                          $ 12,014   $ 10,506   $ 22,281   $ 19,409
    Gross profit                                    3,749      3,649      6,942      7,249
    Gross profit as a percentage of sales            31.2%      34.7%      31.2%      37.3%

Space and Technology Products and Programs
  Sales                                          $ 16,198   $ 10,198   $ 34,543   $ 21,559
    Gross profit                                    6,308      2,382     11,556      5,464
      Gross profit as a percentage of sales          38.9%      23.4%      33.5%      25.3%

Information Products and Services
  Sales                                          $     --   $  2,713   $     --   $  4,666
    Gross profit                                       --      1,628         --      2,306
    Gross profit as a percentage of sales              --       60.0%        --       49.4%

Consolidated
  Sales                                          $ 40,034   $ 33,337   $ 83,020   $ 65,074
    Gross profit                                   13,973     11,747     28,580     22,906
    Gross profit as a percentage of sales            34.9%      35.2%      34.4%      35.2%


Sales

     Sales for the three months ended January 31, 1999 were $40,034,000, a 20.0% increase over the $33,337,000 for the same period last year. Sales for the six months ended January 31, 1999 were $83,020,000, a 27.6% increase over the $65,074,000 in last year's first six months. For both the three and six month periods, increases in sales over the prior year occurred in all three of the Company's on-going business segments, with the largest amount of increase in the Space and Technology Products and Programs business segment. These results are more fully described in the business segment discussion below.

     Power Conversion Products.  In the quarter ended January 31,
1999, Power Conversion Products sales increased $1.9 million, or
19.2%, to $11.8 million from $9.9 million in the second quarter of last fiscal year. This increase was primarily attributable to sales of power protection and delivery systems, a business area acquired by the Company in the prior year, and greater revenue from the PurePulse purification business. During the quarter, PurePulse concluded an exclusive license agreement with Johnson & Johnson
Vision Products, Inc. for the integration of PureBright(R) pulsed light sterilization systems into the manufacturing process for contact lenses, including a one-time license fee, on-going royalties and an equipment supply arrangement. Partially offsetting these increases was the completion in the first quarter of fiscal 1999 of an 18-month contract for switches for a National Laboratory system which was in full production in last year's second quarter, and lower revenues, primarily in the form of funded research, in the ultracapacitor business area. As described above, during the quarter the Company acquired a small manufacturer of ceramic capacitors used in a variety of high voltage applications, including commercial space, defense and medical equipment. This business has been combined with the ceramic filter business of the Company's Energy Products subsidiary, which makes similar ceramic products for different markets, and which has a growing business in filters for implantable medical devices.
The combination of these complementary product lines will provide improved efficiencies and economies of scale in the Carson City, Nevada plant.

     For the six months ended January 31, 1999, Power
Conversion products sales increased $6.8 million, or 34.8%, to $26.2 million from $19.4 million for the same period last year. The two business areas that comprised the majority of the second quarter sales gains - power protection and distribution systems and the PurePulse business area - are also primarily responsible for the increase in the year-to-date revenues, although most of the Company's other power conversion products, including glass-to-metal seals, electromagnetic interference filter capacitors, and the PowerCache(TM) and traditional capacitor areas, also contributed to the overall sales increase in this business segment.

     Industrial Computers and Subsystems.  In the quarter ended
January 31, 1999, Industrial Computers and Subsystems sales increased $1.5 million, or 14.4%, to $12.0 million from $10.5 million in the second quarter of last fiscal year. Sales in this business segment are made principally to OEM customers and are primarily derived from the shipment of industrial computers and subsystems that are "designed-in" to the OEM's products. In the third quarter of fiscal 1998, Maxwell acquired a company in the United Kingdom that focuses on lower priced standard products, and the Company has since issued product catalogs featuring both the standard and custom product lines with the dual aim of generating direct sales as well as leads for additional OEM design-in opportunities. In addition, the Company continues to expand its presence in Europe with the addition of operations in both France and Germany this year. The increase in sales for the quarter is attributable both to the European sales of the standard products, as well as new design wins for the customized OEM products. Offsetting these increases was the completion in last year's second quarter of sales to a single, long-standing OEM customer under a multi-year program, and the curtailing of the Company's program with Digital Equipment
Corporation due to its acquisition by Compaq. Even with the increase in the sale of standard products, sales under large OEM programs remain a critical element of this business. While receipt of orders under typical OEM programs are subject to risks and fluctuations relating to the sales level of the OEM's product, during the quarter ended January 31, 1999, I-Bus received firm orders totaling over $25 million under two Siemens ElectroCom L.P.
programs for the U.S. Postal Service. As a result, I-Bus now has the largest backlog of firm orders in its history. Shipments to Siemens ElectroCom began at the end of the second quarter, and will continue for approximately 18 months.

     Sales for the six months ended January 31, 1999 increased
$2.9 million, or 14.8%, to $22.3 million from $19.4 million for the prior year's first six months. For the six-month period, the sales increase is also primarily attributable to European sales, mostly of standard products.

     Space and Technology Products and Programs. In the quarter ended January 31, 1999, sales in the Space and Technology Products and Programs segment increased $6.0 million, or 58.8%, to $16.2 million from $10.2 million in the second quarter of last fiscal year. The Company substantially enhanced its funded pulsed power research and simulation business with its purchase of the Physics International operation of Primex Technologies in April 1998. Physics International was the Company's primary competitor in this area, and the combined businesses consolidate much of the scientific and technical research capabilities for the benefit of both the Government and the Company's technology base. The increase in revenue in the second quarter compared to last year is attributable primarily to the additional pulsed power simulation work with the inclusion of Physics International, increased revenue from the newly acquired SEi operation, as well as certain software sales that, prior to a reorganization last year, were included in a separate business segment. Offsetting these increases was lower revenue from work on a large multi-year contract for the DOD which is now substantially complete. The Company won a follow-on contract, but the start-up of work under the new program is still ramping up. These and other contracts with the DOD are subject to such increases and decreases as well as to periodic Government funding provisions. The level of future DOD expenditures in the Company's research and development areas and the related impact on funding for the Company's contracts are therefore not predictable, and previously reported results are not necessarily indicative of those to be expected in the future.

     Sales for the six months ended January 31, 1999 increased
$13.0 million, or 60.2%, to $34.5 million from $21.6 in the prior year. For the six months, the increase was primarily attributable to the same factors as described above for the second quarter.

Gross Profit

     In the quarter ended January 31, 1999, the Company's gross profit was $14.0 million, or 34.9% of sales, compared to $11.7 million, or 35.2% of sales, in the second quarter of last fiscal year. For the current year's six-month period, gross profit was $28.6 million, or 34.4% of sales, compared to $22.9 million, or 35.2% of sales in the first six months of the prior year. Gross profit is discussed by business segment in the sections that follow.

     Power Conversion Products.  In the quarter ended January 31,
1999, Power Conversion Products gross profit decreased by $0.2 million, or 4.2%, to $3.9 million from $4.1 million in the second quarter of last fiscal year. In the six months ended January 31, 1999, Power Conversion Products gross profit increased $2.2 million, or 27.8%, to $10.1 million from $7.9 million for the same period last year. As a percentage of sales, gross profit declined to 33.1% in this year's second quarter from 41.2% in the second quarter of the prior year. Gross profit as a percentage of sales for the six-month period decreased to 38.5% from 40.6% in the prior year. The decrease in gross profit as a percentage of sales for both the three and six month periods reflects a lower margin mix of products and services, including, primarily in the second quarter of this fiscal year, decreased funded ultracapacitor development and the completion of a high-margin contract for switch components for a National Laboratory pulsed power system.

     As the Company introduces PowerCache ultracapacitor products, it may continue to offer aggressive pricing to gain market penetration. As product sales ramp up, such pricing would have an on-going impact on gross profit margins until the Company reaches full production volumes. In addition, the Company is working on programs to reduce the cost of materials and automate manufacturing in an effort to reduce its PowerCache product costs.

     Industrial Computers and Subsystems. In the quarter ended January 31, 1999, Industrial Computers and Subsystems gross profit increased $0.1 million, or 2.7%, to $3.7 million from $3.6 million in the second quarter of last fiscal year. For the year-to-date, gross profit decreased $0.3 million, or 4.2%, to $6.9 million from $7.2 million one year ago. As a percentage of sales, gross profit declined to 31.2% in this year's second quarter from 34.7% in the second quarter of the prior year. For the six months ended January 31, 1999, gross profit as percentage of sales was also 31.2%, down from 37.3% for the same period last year. The decrease in gross profit as a percentage of sales as compared to the prior year three and six-month periods is primarily due to a sales mix which in the prior fiscal year included certain higher margin products for an OEM that were near the end of their product and sales life cycle, with no such sales in the current year. In addition, the Company now has lower priced standard products, particularly in Europe, as well as contracts which include full systems with greater third party content that have reduced gross profit margins. With these factors, along with the increasing competition for OEM design-in programs and increasing foreign competition, the Company does not expect future gross profit margins as a percent of sales to be as high as those experienced in last year's first six months.

     Space and Technology Products and Programs. In the quarter ended January 31, 1999, Space and Technology Products and
Programs gross profit increased $3.9 million, or 164.8%, to $6.3 million from $2.4 million in the second quarter of last fiscal year. In the six months ended January 31, 1999, Space and Technology
Products and Systems gross profit increased $6.1 million, or 111.5%, to $11.6 million from $5.5 million for the same period last year. As a percentage of sales, gross profit increased to 38.9% in this year's second quarter from 23.4% in the second quarter of the prior year.
Gross profit as a percentage of sales for the six-month period increased to 33.5% from 25.3% in the prior year. The increase in gross profit, both as a dollar amount and as a percentage of sales, in the three month period ended January 31, 1999 as compared to the same period last year is primarily due to higher margin software sales due to the inclusion in this segment of certain software businesses, as previously described, a greater recovery of overhead costs on cost plus Government contracts than was recorded in the second quarter of last year, and margin recovery upon completion of a large multi-year DOD contract. In addition, SEi had improved gross margins in this year's second quarter as compared to last year's comparable three month period. For the year-to-date, the increase in gross profit includes the factors described above as well as the addition of Physics International, acquired in the third quarter of fiscal year 1998. Based on the factors described above, future gross profit margins are not currently expected to be maintained at the level reached in this year's second quarter.
However, the commercial space business of SEi and the software product line added to this business segment last year have the potential to produce higher gross profit margins as a percent of sales than this segment's traditional Government-focused programs if their growth and business objectives are achieved.

Selling, General and Administrative Expenses

     In the quarter ended January 31, 1999, the Company's selling, general and administrative expenses were nearly unchanged at $8.2 million compared to $8.3 million in the second quarter of last fiscal year. For the six months ended January 31, 1999, selling, general and administrative expenses increased $2.0 million, or 12.6%, to $17.7 million from $15.7 million in the prior year. As a percentage of total sales, selling, general and administrative expenses decreased to 20.4% in this year's second quarter from 25.0% in the second quarter of the prior year. For the six month period, selling, general and administrative expenses as a percentage of sales decreased to 21.3% from 24.1% in the prior year. The increase in the dollar amount of these expenses is primarily in support of the Company's growth, including businesses acquired in fiscal 1998, as well as increased support and sales effort as compared to last year in the ultracapacitor business area. The decrease in selling, general and administrative expenses as a percentage of sales reflects a decrease in expenses attributable to the Company's incentive plans in the current fiscal year as compared to last year, as well as the absorption of selling, general and administrative costs over the expanded level of sales.

Research and Development Expenses

     The Company's research and development expenses reflect only internally funded research and development programs. Costs associated with United States government and other customer funded research and development contracts are included in cost of sales. The level of internally funded research and development expenses reflects the Company's ability to obtain customer funding to support a significant portion of its research and product development activities. Internally funded research and development expenses were $2.5 million and $2.1 million for the three months ended January 31, 1999 and 1998, respectively. For the six months, research and development expenses were $5.0 million and $4.2 million in 1999 and 1998, respectively. As a percentage of sales, these expenses were just over 6.0% in all applicable periods.

Acquisition and Related Charges

     Acquisition and related charges during the three and six-months ended January 31, 1999 totalled $1,645,000, and consisted primarily of direct acquisition costs for pooling-of-interests combinations completed during the quarter. There were no such charges in the prior year periods.

Interest Income and Other-net and Income Tax Expense

     Interest income and other-net decreased to $211,000 for the three months ended January 31, 1999 from $440,000 in the second quarter of the prior year. At the beginning of the second quarter of the prior year, the Company had just completed its follow-on offering of common stock, and therefore had a greater amount of cash available for investment during that three-month period than was available during this year's second quarter. For the six months ended January 31, 1999, interest income and other-net was virtually unchanged at $499,000 compared to $501,000 in the prior year's six-month period. In fiscal year 1998, cash was available for investment only during the second quarter, after the follow-on offering was completed. Fiscal year 1999 includes the investment of cash on hand for the entire six-month period, but at a lower level than in last year's second quarter due to the use of funds over the intervening months. These two factors offset each other in the comparison of the two six-month periods. The Company has net operating loss carryforwards which offset the majority of the Company's provision for U.S. income taxes in the three and six month periods of both the current and prior fiscal years. Income tax expense in the first six months of this fiscal year is primarily due to foreign taxes on the profits of the Company's European operations.

Liquidity and Capital Resources

     Net cash used in operations in the current year's first six months was $3.9 million, of which about $3.5 million occurred in the first quarter. The first quarter use of cash was primarily attributable to increases in receivables and inventory, reflecting the higher quarterly sales volume. The Company's capital expenditures during the first six months amounted to $3.8 million, and primarily consisted of production and other capital assets in the Power Conversion Products business segment, and additions at the newly acquired SEi operation. These outlays are part of Company's budgeted capital expenditures for fiscal 1999 totaling approximately $9 million. The Company may address future high volume or other manufacturing requirements as the year progresses. Alternatively, the Company may consider leasing facilities or manufacturing equipment or both or may satisfy additional manufacturing requirements through outsourcing or under licensing arrangements with third parties. If the Company decides to internally finance construction of such facilities, a significant amount of capital would be required.

     Maxwell has an unsecured bank line of credit of $20.0 million, under which there were no outstanding borrowings as of January 31, 1999.

     The Company believes that funds on-hand, together with cash generated from operations and funds available under its bank line of credit, will be sufficient to finance its operations and budgeted capital expenditures through fiscal 1999. In addition to addressing manufacturing requirements, the Company may also from time to time consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash, cash equivalents and short-term investments on hand; cash flow from operations; borrowings under the existing bank line of credit; investments by strategic partners and additional debt or equity financings. There can be no assurance that the Company will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

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

     In Phase 1 of the program, the Company has completed its review of company-wide and large systems, several of which have been identified as being Y2K compliant due to their recent implementation or upgrade. Such installations were unrelated to the Y2K concern, but rather were needed as part of the ordinary course of business. For certain accounting and manufacturing systems, upgrades were needed; all required upgrades are available from the third party suppliers. Some of these upgrades have been installed, and the remaining upgrades are either in process or planned. Implementation of all the updated systems is expected by the middle of the calendar year. Identified upgrades of the system infrastructure, such as telephone and networking equipment, are largely completed. Final testing and documentation under Phase 1 is currently anticipated in the May 1999 time frame. Under Phase 2, the Company is currently identifying and evaluating business unit exposures. In the third-party area, the Company has contacted its significant third parties, primarily key vendors and customers, regarding their Y2K readiness. Responses are currently being evaluated. As to products, initial findings indicate that most Company products will not be impacted by the Y2K problem and most of those that are impacted appear to be Y2K compliant. For several of those products that are not Y2K compliant, the Company has made upgrades available via the Company's Internet web site.
For other products, the Company is still evaluating its Y2K compliance plans. The testing and contingency plan development under Phase 3 will begin in mid-1999, and is expected to be completed in the August to September time frame.

     The Company believes it will cost approximately $100,000 to complete the replacement of network and telecommunication infrastructure requiring Y2K upgrades. The Company is still evaluating what costs will be incurred in connection with local software, facilities, products and the third party area, but at this time does not believe that such costs will be material.

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

Accounting Principles

     In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for the fourth quarter of the Company's fiscal year 1999. The Company believes that its current segment reporting is generally in compliance with Statement No. 131 and therefore the adoption of Statement
No. 131 will not have a material effect on its financial statements.

Forward-Looking Statements

     To the extent that the above discussion goes beyond historical information and indicates results or developments which the Company plans or expects to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "believes," "plans" and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected and such differences could be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.
Readers are referred to item 1 of the Company's Annual Report on Form 10-K for fiscal 1998 for a discussion of certain of those factors.

PART II - OTHER INFORMATION

Item 2. Changes in Securities
        ---------------------

        (c) On December 31, 1998, the Company issued approximately 145,000 shares of its Common Stock in connection with an acquisition of all the outstanding capital stock of a privately-held company. The form of transaction was an exchange of common stock. No underwriters were used and the recipients of the Registrant's common stock were the shareholders of the acquired company. The shares issued were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contained in Rule 506 of Regulation D of such Act.

             On January 29, 1999, the Company issued
             approximately 681,000 shares of its common stock in connection with an acquisition of all the outstanding capital stock of a privately-held company. The form of transaction was an exchange of common stock through a statutory merger. No underwriters were used and the recipients of the Company's common stock were the shareholders of the acquired company. The shares issued were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contained in Section 3(a)(10) of such Act.

             In addition, the Company acquired the German distributor of its I-Bus operation in exchange for approximately 114,000 shares of Company common stock. The form of transaction was an exchange of common stock. No underwriters were used and the recipient of the Company's common stock was the sole shareholder of the acquired company. The shares issued were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contained in Regulation S of such Act.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     The Registrant's 1998 Annual Meeting of Shareholders was held on January 27, 1999. At the meeting, Karl M. Samualian and Carlton J. Eibl were elected as Class III directors for terms expiring at the 2001 Annual Meeting of Shareholders. Directors Kenneth F. Potashner, Thomas L. Horgan and and Mark Rossi continue to serve as directors with terms expiring at the 1999 and 2000 Annual Meetings of Shareholders.

     In addition, the Registrant's shareholders approved an amendment to the Company's 1995 Stock Option Plan, increasing the number of shares reserved for options thereunder by 700,000 shares and an amendment to the Company's Director Stock Option
Plan to increase the initial number of shares under options granted to a new director from 6,000 to 10,000 and the number of shares under options granted annually to continuing directors from 2,000 to 3,000 shares.

     The following numbers of votes were cast "for" and to "withhold authority to vote for" on the election of the two directors elected as Class III directors at the meeting:

Karl M. Samuelian       For:  7,250,616   Withhold Authority:  420,240
Carlton J. Eibl         For:  7,303,084   Withhold Authority:  367,772

     The vote on the approval of the amendment to the Company's 1995 Stock Option Plan was as follows:

       For:                3,972,360
       Against:              984,487
       Abstain:               40,613
       Broker non-votes:   2,673,386

     The vote on the approval of the amendment to the Company's Director Stock Option Plan was as follows:

       For:                6,156,063
       Against:            1,419,934
       Abstain:               94,859

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits
             --------

             27 - Financial Data Schedule

        (b)  Reports on Form 8-K
             -------------------

             On November 13, 1998, the Company filed a report on Form 8-K to report that the Company signed a letter of intent to acquire all the outstanding capital stock of Space Electronics Incorporated ("SEi"). In January 1999, the Company completed the acquisition and acquired all the outstanding capital stock of SEi.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MAXWELL TECHNOLOGIES, INC.



           March 17, 1999                    /s/ Gary Davidson
---------------------------------            --------------------------
Date                                         Gary Davidson, Chief Financial
                                               Officer and Authorized Officer