Form 10-Q
period 1999-04-30
MAXWELL TECHNOLOGIES INC
filed 1999-06-14
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549





                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934





 For the Quarter Ended April 30, 1999    Commission File Number  0-10964







                          MAXWELL TECHNOLOGIES, INC.

           Delaware                             IRS ID #95-2390133
                           9275 Sky Park Court
                       San Diego, California  92123
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

As of May 31, 1999, Registrant had only one class of common stock of which there were 9,547,942 shares outstanding.

PART I - FINANCIAL STATEMENTS

                          Maxwell Technologies, Inc.

               Consolidated Condensed Balance Sheet - (Unaudited)
                               (in thousands)

                                   Assets
                                   ------
                                                  April 30,         July 31,
                                                    1999              1998
                                                 ----------        ----------
Current assets:
  Cash and cash equivalents                      $    7,680        $   21,397
  Accounts receivable - net                          45,727            39,753
  Inventories:
    Finished products                                 2,292             1,494
    Work in process                                   4,271            	3,686
    Parts and raw materials                          17,713            14,198
                                                 ----------        ----------
                                                     24,276            19,378
  Other current assets                                5,773             2,199
  Deferred income taxes                                 457               457
                                                 ----------        ----------
    Total current assets                             83,913            83,184

Property, plant and equipment - net                  27,339            25,542
Goodwill and other non-current assets                 9,146             6,659
                                                 ----------        ----------
                                                 $  120,398        $  115,385
                                                 ==========        ==========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
  Accounts payable                               $   20,141        $   24,019
  Accrued employee compensation                       6,631             7,039
  Current portion of long-term debt and
    short-term borrowings                             2,692             1,244
                                                 ----------        ----------
    Total current liabilities                        29,464            32,302

Long-term debt                                          450             1,218
Minority interest                                     2,517             1,712

Stockholders' equity:
  Common stock                                          950               920
  Additional paid-in capital                         72,411            72,245
  Deferred compensation                                (233)             (413)
  Accumulated other comprehensive income                (31)               --
  Retained earnings                                  14,870             7,401
                                                 ----------        ----------
                                                     87,967            80,153
                                                 ----------        ----------
                                                 $  120,398        $  115,385
                                                 ==========        ==========





See notes to consolidated condensed financial statements.

                         Maxwell Technologies, Inc.

         Consolidated Condensed Statement of Operations - (Unaudited)
                   (in thousands except per share data)

                                                         Three Months
                                                        Ended April 30,
                                                 ----------------------------
                                                    1999              1998
                                                 ----------        ----------

Sales                                            $   46,819        $   35,519
Cost of sales                                        30,347            24,068
                                                 ----------        ----------
  Gross profit                                       16,472            11,451
Operating expenses:
  Selling, general and administrative expenses        9,797             7,232
  Research and development expenses                   3,087             2,829
  Acquired in-process R&D and other
    acquisition related charges                          --             8,942
                                                 ----------        ----------
    Total operating expenses                         12,884            19,003
                                                 ----------        ----------
Operating income (loss)                               3,588            (7,552)
Interest expense                                         66                62
Interest income and other - net                         (86)             (598)
                                                 ----------        ----------
Income (loss) before income taxes and
  minority interest                                   3,608            (7,016)
Income tax expense                                       50                74
Minority interest in net income (loss)
  of subsidiaries                                       248               (15)
                                                 ----------        ----------
Net income (loss)                                $    3,310        $   (7,075)
                                                 ==========        ==========

Basic income (loss) per share                    $     0.35        $    (0.77)
                                                 ==========        ==========
Diluted income (loss) per share                  $     0.34        $    (0.77)
                                                 ==========        ==========

Weighted average number of shares used to calculate:
  Basic income (loss) per share                       9,497             9,181
                                                 ==========        ==========
  Diluted income (loss) per share                     9,830             9,181
                                                 ==========        ==========












See notes to consolidated condensed financial statements.

                         Maxwell Technologies, Inc.

         Consolidated Condensed Statement of Operations - (Unaudited)
                   (in thousands except per share data)

                                                          Nine Months
                                                        Ended April 30,
                                                 ----------------------------
                                                    1999              1998
                                                 ----------        ----------

Sales                                            $  129,839        $  100,593
Cost of sales                                        84,787            66,236
                                                 ----------        ----------
  Gross profit                                       45,052            34,357
Operating expenses:
  Selling, general and administrative expenses       27,460            22,916
  Research and development expenses                   8,073             6,988
  Acquired in-process R&D and other
    acquisition related charges                       1,645             8,942
                                                 ----------        ----------
    Total operating expenses                         37,178            38,846
                                                 ----------        ----------
Operating income (loss)                               7,874            (4,489)
Interest expense                                        274               239
Interest income and other - net                        (585)           (1,099)
                                                 ----------        ----------
Income (loss) before income taxes and
  minority interest                                   8,185            (3,629)
Income tax expense                                      275               261
Minority interest in net income (loss)
  of subsidiaries                                       584               (24)
                                                 ----------        ----------
Net income (loss)                                $    7,326        $   (3,866)
                                                 ==========        ==========

Basic income (loss) per share                    $     0.78        $    (0.47)
                                                 ==========        ==========
Diluted income (loss) per share                  $     0.75        $    (0.47)
                                                 ==========        ==========

Weighted average number of shares used to calculate:
  Basic income (loss) per share                       9,379             8,247
                                                 ==========        ==========
  Diluted income (loss) per share                     9,720             8,247
                                                 ==========        ==========












See notes to consolidated condensed financial statements.

PART I - FINANCIAL STATEMENTS, continued

                       Maxwell Technologies, Inc.

       Consolidated Condensed Statement of Cash Flows - (Unaudited)
                           (in thousands)

                                                          Nine Months
                                                        Ended April 30,
                                                 ----------------------------
                                                    1999              1998
                                                 ----------        ----------

Operating Activities:
  Net income (loss)                              $    7,326        $   (3,866)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation and amortization                   4,188             3,027
      Acquired in-process R&D and other
        acquisition related charges                      --             7,450
      Deferred compensation                             180               156
      Minority interest in net income (loss)
        of subsidiaries                                 584               (24)
      Changes in operating assets and
        liabilities - net                           (21,156)          (10,076)
                                                 ----------        ----------
          Net cash used in
            operating activities                     (8,878)           (3,333)
                                                 ----------        ----------

Investing Activities:
  Purchases of property and equipment                (5,652)           (5,656)
  Business acquisitions under purchase
    accounting, net of cash acquired                     --           (11,481)
                                                 ----------        ----------
          Net cash used in
            investing activities                     (5,652)          (17,137)
                                                 ----------        ----------

Financing Activities:
  Principal payments on long-term debt and
    short-term borrowings                            (2,377)           (5,147)
  Proceeds from long-term debt and short-term
    borrowings                                        2,875             3,586
  Proceeds from issuance of Company and
    subsidiary stock                                  2,172            50,262
  Dividends paid to shareholders of Subchapter
    S corporation prior to acquisition                   --              (407)
  Repurchase of Company and subsidiary stock         (1,826)             (297)
                                                 ----------        ----------
          Net cash provided by
            financing activities                        844            47,997
                                                 ----------        ----------

Effect of exchange rates on cash and
  cash equivalents                                      (31)               --
                                                 ----------        ----------

         Increase (decrease) in cash and
           cash equivalents                         (13,717)           27,527

Cash and cash equivalents at beginning
  of period                                          21,397             2,194
                                                 ----------        ----------

         Cash and cash equivalents
           at end of period                      $    7,680        $   29,721
                                                 ==========        ==========



See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

1.   General

     The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at April 30, 1999 and the results of operations for the three and nine month periods then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1998 audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for fiscal 1998. Interim results are not necessarily indicative of those to be expected for the full year. The Balance Sheet at July 31, 1998 has been derived from the audited financial statements at that date, as adjusted for the unaudited balances of acquisitions accounted for by the pooling-of-interests accounting method.

     The consolidated financial statements include the accounts of Maxwell Technologies, Inc., and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

     Backlog of unfilled orders at April 30, 1999 was $102.2 million, of which $81.1 million is fully funded.

2.   Foreign Currency Translation

     The assets and liabilities of the Company's foreign operations are translated to U.S. dollars at quarter-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. There was no material effect from foreign currency translation adjustments during the three and nine-month periods ended April 30, 1999.

3.   New Accounting Standards

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

4.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", in the quarter ended October 31, 1998. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components.

     The components of comprehensive income for the three and nine month periods ended April 30, 1999 and 1998 were as follows (in thousands):

                                                    Three Months          Nine Months
                                                   Ended April 30,      Ended April 30,
                                                 -------------------   -------------------
                                                   1999       1998       1999       1998
                                                 --------   --------   --------   --------


Net income (loss)                                $  3,310   $ (7,075)  $  7,326   $ (3,866)
Foreign currency translation adjustments              (29)        --        (29)        --
                                                 --------   --------   --------   --------
  Comprehensive income (loss)                    $  3,281   $ (7,075)  $  7,297   $ (3,866)
                                                 ========   ========   ========   ========




PART I - continued


5.   Income per share

     In accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share includes the dilutive effects of all common stock equivalents.

     The following table has set forth the computation of basic and diluted income per share (in thousands, except per share amounts):


                                                    Three Months          Nine Months
                                                   Ended April 30,      Ended April 30,
                                                 -------------------   -------------------
                                                   1999       1998       1999       1998
                                                 --------   --------   --------   --------

Basic:
  Net income (loss)                              $  3,310   $ (7,075)  $  7,326   $ (3,866)
                                                 --------   --------   --------   --------

  Weighted average shares                           9,497      9,181      9,379      8,247
                                                 --------   --------   --------   --------

  Basic income (loss) per share                  $   0.35   $  (0.77)  $   0.78   $  (0.47)
                                                 ========   ========   ========   ========

Diluted:
  Net income (loss)                              $  3,310   $ (7,075)  $  7,326   $ (3,866)
    Effect of majority-owned
      subsidiaries' dilutive securities                --         --        (71)        --
                                                 --------   --------   --------   --------
  Income (loss) available to Common
    Shareholders, as adjusted                    $  3,310   $ (7,075)  $  7,255   $ (3,866)
                                                 ========   ========   ========   ========

  Weighted average shares                           9,497      9,181      9,379      8,247
    Effect of dilutive securities:
      Stock options                                   301         --        318         --
      Convertible preferred stock
        of subsidiaries                                32         --         23         --
                                                 --------   --------   --------   --------
    Dilutive potential common shares                  333         --        341         --
                                                 --------   --------   --------   --------
    Weighted average shares, as adjusted            9,830      9,181      9,720      8,247
                                                 --------   --------   --------   --------
  Diluted income (loss) per share                $   0.34   $  (0.77)  $   0.75   $  (0.47)
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

     Over the last several periods, the Company has re-directed some of its space effects modeling and analysis services, with expertise developed over a
25-year period, from government to commercial programs.   The success of these
activities and the size and growth potential of the commercial space market have led Maxwell to focus on this business area. To complement its consulting services, during the second quarter of this fiscal year the Company acquired Space Electronics Incorporated, a San Diego based supplier of specially treated electronic components for use in space environments, primarily by commercial satellite manufacturers. The combination of Maxwell's world-class space effects consulting and software with the newly acquired capabilities of SEi provide the Company with a substantial value-added foothold in the commercial space market. To reflect these capabilities, the Company last quarter re-named and re-defined its Technology Programs and Systems business segment as the Space and Technology Products and Programs segment.

     In the first and second quarters of fiscal 1998, the Company had a fourth business segment, Information Products and Services, which was primarily focused on commercial software and Internet related services. During the third quarter of last fiscal year, the Company reorganized the operations within the Information Products and Services segment, including a refocusing of certain operations along the lines of other of the Company's existing business segments and the discontinuation of certain businesses. The Company no longer operates or reports in the Information Products and Services segment, and therefore prior year nine-month results include sales and cost of sales for such segment, while current year results do not.

     Results of operations for both the first three months of fiscal year 1999 and the three and nine month periods ended April 30, 1998 have been restated to include the results of acquisitions completed in this year's second quarter and accounted for by the pooling-of-interests accounting method. One of the acquisitions is Space Electronics Incorporated, a San Diego based company that provides electronics parts which have been hardened to withstand the effects of radiation in space to customers in the satellite arena, primarily on a commercial basis. The other acquired company is a small manufacturer of ceramic capacitors located adjacent to the Company's ceramic filter/capacitor business in Carson City, Nevada. While the operations of the acquired companies are not material to Maxwell, the discussion of results of operations below is based on the restated results.


Results of Operations

     The following table sets forth selected operating data for the Company, expressed as a percentage of sales, for the three and nine month periods ended April 30, 1999 and 1998.

                                                    Three Months          Nine Months
                                                   Ended April 30,      Ended April 30,
                                                 -------------------   -------------------
                                                   1999       1998       1999       1998
                                                 --------   --------   --------   --------


Sales                                               100.0%     100.0%     100.0%     100.0%
Cost of sales                                        64.8       67.8       65.3       65.8
                                                 --------   --------   --------   --------
  Gross profit                                       35.2       32.2       34.7       34.2
Operating expenses:
  Selling, general and administrative expenses       20.9       20.4       21.1       22.8
  Research and development expenses                   6.6        7.9        6.2        6.9
  Acquired in-process R&D and other
    acquisition related charges                        --       25.2        1.3        8.9
                                                 --------   --------   --------   --------
    Total operating expenses                         27.5       53.5       28.6       38.6
                                                 --------   --------   --------   --------
Operating income (loss)                               7.7      (21.3)       6.1       (4.4)
Interest expense                                      0.1        0.2        0.2        0.2
Interest income and other - net                      (0.1)      (1.7)      (0.4)      (1.0)
                                                 --------   --------   --------   --------
Income (loss) before income taxes and
  minority interest                                   7.7      (19.8)       6.3       (3.6)
Income tax expense                                    0.1        0.2        0.2        0.3
Minority interest in net income (loss)
  of subsidiaries                                     0.5       (0.1)       0.5        0.1
                                                 --------   --------   --------   --------
Net income (loss)                                     7.1%     (19.9)%      5.6%      (3.8)%
                                                 ========   ========   ========   ========

     The following table sets forth the Company's business segment sales, gross profit and gross profit as a percentage of business segment sales for the three and nine-month periods ended April 30, 1999 and 1998. As mentioned above, the Company no longer maintains an Information Products and Services business segment. Therefore, reporting for such segment is for prior periods only.

                                                    Three Months          Nine Months
                                                   Ended April 30,      Ended April 30,
                                                 -------------------   -------------------
                                                   1999       1998       1999       1998
                                                 --------   --------   --------   --------

Power Conversion Products:
  Sales                                          $ 11,628   $ 10,428   $ 37,824   $ 29,868
    Gross profit                                    3,198      4,090     13,280     11,977
    Gross profit as a percentage of sales            27.5%      39.2%      35.1%      40.1%

Industrial Computers and Subsystems
  Sales                                          $ 15,128   $ 11,342   $ 37,409   $ 30,751
    Gross profit                                    4,591      3,783     11,533     11,032
    Gross profit as a percentage of sales            30.3%      33.4%      30.8%      35.9%

Space and Technology Products and Programs
  Sales                                          $ 20,063   $ 13,749   $ 54,606   $ 35,308
    Gross profit                                    8,683      3,578     20,239      9,042
      Gross profit as a percentage of sales          43.3%      26.0%      37.1%      25.6%

Information Products and Services
  Sales                                          $     --   $     --   $     --   $  4,666
    Gross profit                                       --         --         --      2,306
    Gross profit as a percentage of sales              --         --         --       49.4%

Consolidated
  Sales                                          $ 46,819   $ 35,519   $129,839   $100,593
    Gross profit                                   16,472     11,451     45,052     34,357
    Gross profit as a percentage of sales            35.2%      32.2%      34.7%      34.2%


Sales

     Sales for the three months ended April 30, 1999 were $46.8 million, a 31.8% increase over the $35.5 million for the same period last year. Sales for the nine months ended April 30, 1999 were $129.8 million, a 29.1% increase over the $100.6 million in last year's first nine months. For both the three and nine month periods, increases in sales over the prior year occurred in all three of the Company's on-going business segments, with the largest amount of increase in the Space and Technology Products and Programs business segment. These results are more fully described in the business segment discussion below.

     Power Conversion Products. In the quarter ended April 30, 1999, Power Conversion Products sales increased $1.2 million, or 11.5%, to $11.6 million from $10.4 million in the third quarter of last fiscal year. This increase was primarily attributable to the ramp-up in sales of power protection and delivery systems, a business area acquired by the Company in last year's third quarter. Sales of traditional high-voltage capacitors increased over the prior year, primarily due to a large multi-year order under a National Laboratory program which is expected to be completed in mid-fiscal year 2000. Offsetting this increase was the completion in the first quarter of fiscal 1999 of an 18-month contract for switches for the same National Laboratory program. This contract was in full production in last year's third quarter.

     For the nine months ended April 30, 1999, Power Conversion products sales increased $7.9 million, or 26.6%, to $37.8 million from $29.9 million for the same period last year. The increased power protection and delivery systems sales are the largest factor in the increase in year-to-date revenues in this segment, although increased sales from the PurePulse purification business area were also significant in the nine-month revenue gains. The year-to-date PurePulse sales include certain license agreements with key partners in several strategic business areas. Several of the Company's other products, including electromagnetic interference filter capacitors, traditional capacitors and glass-to-metal seals, also contributed to the overall nine-month sales increase in this business segment.

     Industrial Computers and Subsystems. In the quarter ended April 30, 1999, Industrial Computers and Subsystems sales increased $3.8 million, or 33.4%, to $15.1 million from $11.3 million in the third quarter of last fiscal year.
U.S. sales in this business segment are made principally to OEM customers and are primarily derived from the shipment of industrial computers and subsystems that are "designed-in" to the OEM's products. In the third quarter of fiscal 1998, Maxwell acquired a company in the United Kingdom that focuses on lower priced standard products, with an emphasis on catalog sales. With the addition of operations in both France and Germany this year which also focus on lower priced standard products, the Company continues to expand both its presence in Europe and its standard product customer base. The increase in sales for the quarter is attributable both to the increase in European sales, as well as new design wins for the customized OEM products, including firm orders under two programs approaching a total of $30 million. Partially offsetting these increases was the curtailment at the end of last fiscal year of the Company's program with Digital Equipment Corporation due to its acquisition by Compaq Corporation. Even with the increase in the sale of standard products, sales under large OEM programs remain a critical element of this business, and the Company expects to expand its sales under OEM programs in the European market over time. With additional orders received under the programs referred to above and other firm orders received during the quarter, I-Bus maintained a record backlog level for the second consecutive quarter.

     Sales for the nine months ended April 30, 1999 increased $6.7 million, or 21.7%, to $37.4 million from $30.7 million for the prior year's first nine months. For the nine-month period, the sales increase is attributable to the increased presence and sales in Europe.

     Space and Technology Products and Programs. In the quarter ended April 30, 1999, sales in the Space and Technology Products and Programs segment increased $6.3 million, or 45.9%, to $20.1 million from $13.7 million in the third quarter of last fiscal year. The Company has both enhanced and re-profiled this business segment with its acquisitions of the primarily Government-funded pulsed power research and simulation business of Physics International in April 1998, and the primarily commercial radiation-tolerant satellite computer components business of Space Electronics Incorporated in January 1999. In addition, this business segment includes the Company's Government contracting software product line that, prior to a reorganization last year, was included in a separate business segment. These operations accounted for substantially all of the increase in revenue in this segment compared to last year. The software business recorded significantly increased sales of its new web-based time card and expense reporting products in this year's third quarter, including the sale of a license to a large defense-oriented company and license fees under a source-code license directed to the professional services market not currently served by the Company. Offsetting these increases were the wind-down or completion of several Government programs for which replacement or follow-on contracts may not be available or awarded to the Company. Government contracts are subject to such decreases, as well as to increases and to periodic Government funding provisions. The level of future DOD expenditures in the Company's research and development areas and the related impact on funding for the Company's contracts are therefore not predictable, and previously reported results are not necessarily indicative of those to be expected in the future.

     Sales for the nine months ended April 30, 1999 increased $19.3 million, or 54.7%, to $54.6 million from $35.3 in the prior year. For the nine months, the increase was primarily attributable to the same factors as described above for the third quarter.

Gross Profit

     In the quarter ended April 30, 1999, the Company's gross profit was $16.5 million, or 35.2% of sales, compared to $11.5 million, or 32.2% of sales, in the third quarter of last fiscal year. For the current year's nine-month period, gross profit was $45.1 million, or 34.7% of sales, compared to $34.4 million, or 34.2% of sales in the first nine months of the prior year. Gross profit is discussed by business segment in the sections that follow.

     Power Conversion Products. In the quarter ended April 30, 1999, Power Conversion Products gross profit decreased by $0.9 million, or 21.8%, to $3.2 million from $4.1 million in the third quarter of last fiscal year. In the nine months ended April 30, 1999, Power Conversion Products gross profit increased $1.3 million, or 10.9%, to $13.3 million from $12.0 million for the same period last year. As a percentage of sales, gross profit declined to 27.5% in this year's third quarter from 39.2% in the third quarter of the prior year. Gross profit as a percentage of sales for the nine-month period decreased to 35.1% from 40.1% in the prior year. The decrease in gross profit as a percentage of sales for both the three and nine month periods reflects a lower margin mix of products and services, including decreased ultracapacitor development funding and technology license fees. In addition, as the Company introduces its PowerCache ultracapacitor products, it is pursuing aggressive pricing to gain market penetration and making required infrastructure and other investments. As product sales ramp up, on-going gross margins will likely continue to be impacted until the Company reaches full production volumes. Further, the completion of a high-margin long-term contract for switch components for a National Laboratory pulsed power system contributed to the gross margin decline.

     Industrial Computers and Subsystems. In the quarter ended April 30, 1999, Industrial Computers and Subsystems gross profit increased $0.8 million, or 21.4%, to $4.6 million from $3.8 million in the third quarter of last fiscal year. For the year-to-date, gross profit increased $0.5 million, or 4.5%, to $11.5 million from $11.0 million one year ago. As a percentage of sales, gross profit declined to 30.3% in this year's third quarter from 33.4% in the third quarter of the prior year. For the nine months ended April 30, 1999, gross profit as percentage of sales was 30.8%, down from 35.9% for the same period last year. The decrease in gross profit as a percentage of sales as compared to the prior year three and nine-month periods is primarily due to a sales mix which in the prior fiscal year included certain higher margin products for an OEM that were near the end of their product and sales life cycle, with no such sales in the current year. In addition, the Company now has lower priced standard products, particularly in Europe, as well as contracts which include full systems with greater third party content that have reduced gross profit margins. With these factors, along with the increasing competition for OEM design-in programs and increasing foreign competition, the Company does not expect future gross profit margins as a percent of sales to be as high as those experienced in last year's first nine months.

     Space and Technology Products and Programs. In the quarter ended April 30, 1999, Space and Technology Products and Programs gross profit increased $5.1 million, or 142.7%, to $8.7 million from $3.6 million in the third quarter of last fiscal year. In the nine months ended April 30, 1999, Space and Technology Products and Systems gross profit increased $11.2 million, or 123.8%, to $20.2 million from $9.0 million for the same period last year. As a percentage of sales, gross profit increased to 43.3% in this year's third quarter from 26.0% in the third quarter of the prior year. Gross profit as a percentage of sales for the nine-month period increased to 37.1% from 25.6% in the prior year. The primary factors in the increase in gross profit, both as a dollar amount and as a percentage of sales, in the three and nine month periods ended April 30, 1999 as compared to the same periods last year are the higher margin software sales now included in this business segment, including the large defense-oriented company license and the source code license fees received in the third quarter of this fiscal year, as previously described, and the inclusion of SEi, which had improved gross margins in this year's third quarter as compared to last year's comparable three month period. Future gross profit margins may not be maintained at the level reached in this year's third quarter in light of the significant contribution of software license sales in the quarter. However, the commercial space business of SEi and the software product lines added to this business segment have the potential, if their respective growth and business objectives are achieved, to produce higher gross profit margins as a percent of sales than this segment's traditional Government-focused programs.

Selling, General and Administrative Expenses

     In the quarter ended April 30, 1999, the Company's selling, general and administrative expenses increased $2.6 million, or 35.5%, to $9.8 million from $7.2 million in the third quarter of last fiscal year. For the nine months ended April 30, 1999, selling, general and administrative expenses increased $4.6 million, or 19.8%, to $27.5 million from $22.9 million in the prior year. As a percentage of total sales, selling, general and administrative expenses increased slightly to 20.9% in this year's third quarter from 20.4% in the third quarter of the prior year. For the nine month period, selling, general and administrative expenses as a percentage of sales decreased to 21.1% from 22.8% in the prior year. The increase in the dollar amount of these expenses is primarily in support of the Company's growth, including businesses acquired in fiscal 1998, and expansion in Europe which is primarily related to the industrial computer business area. The decrease in selling, general and administrative expenses as a percentage of sales for the comparable year-to-date periods reflects a decrease in expenses attributable to the Company's incentive plans in the current fiscal year as compared to last year, as well as the absorption of selling, general and administrative costs over the expanded level of sales.

Research and Development Expenses

     The Company's research and development expenses reflect only internally funded research and development programs. Costs associated with United States Government and other customer funded research and development contracts are included in cost of sales. The level of internally funded research and development expenses reflects the Company's ability to obtain customer funding to support a significant portion of its research and product development activities. Internally funded research and development expenses were $3.1 million and $2.8 million for the three months ended April 30, 1999 and 1998, respectively. For the nine months, research and development expenses were $8.1 million and $7.0 million in 1999 and 1998, respectively. The increase in these expenses for both the three and nine month periods as compared to the same periods last year is primarily due to development efforts on new products at SEi in order to continue the growth of the commercial satellite market for the Company.

Acquisition and Special Charges

     Acquisition and related charges during the nine months ended April 30, 1999 totaled $1.6 million, and consisted primarily of direct acquisition costs for pooling-of-interests combinations completed during the second quarter. As a result of the acquisition of new businesses and the reorganization of the Information Products and Services business segment in last year's third quarter, the Company recorded charges totaling $8.9 million during the three months ended April 30, 1998. Approximately $6.3 million of that charge was acquisition related, and approximately $2.6 million related to the Information Products and Services business segment.

Interest Income and Other-net and Income Tax Expense

     Interest income and other-net decreased to $86,000 for the three months ended April 30, 1999 from $598,000 in the third quarter of the prior year. For the nine months ended April 30, 1999, interest income and other-net decreased to $585,000 from $1,099,000 in the prior year's nine-month period. These decreases are primarily due to a reduction in interest earned on cash investments in the current year. At the beginning of last year's second quarter, the Company completed its follow-on offering of common stock, and on average had a greater amount of cash available for investment in fiscal 1998 than in fiscal 1999 due to the use of cash in the intervening months. The Company has net operating loss carryforwards which offset the majority of the Company's provision for U.S. income taxes in the three and nine month periods of both the current and prior fiscal years. Income tax expense in the first nine months of this fiscal year is primarily due to foreign taxes on the profits of the Company's European operations.

Liquidity and Capital Resources

     Net cash used in operations in the current year's first nine months was $8.9 million, of which about $5.0 million occurred in the third quarter. The use of cash in the current quarter was attributable to capital expenditures and acquisition-related costs, as well as increases in receivables and inventory reflecting the higher quarterly sales volume. The Company's capital expenditures during the first nine months amounted to $5.7 million, and primarily consisted of production and other capital assets in the Power Conversion Products business segment, and additions at the newly acquired SEi operation. These outlays are part of the Company's budgeted capital expenditures for fiscal 1999 totaling approximately $9 million. The Company may address future high volume or other manufacturing requirements as the year progresses. Alternatively, the Company may consider leasing facilities or manufacturing equipment or both or may satisfy additional manufacturing requirements through outsourcing or under licensing arrangements with third parties. If the Company decides to internally finance construction of such facilities, a significant amount of capital would be required.

     Maxwell has an unsecured bank line of credit of $20.0 million, under which the Company has borrowings outstanding of approximately $2.5 million as of April 30, 1999.

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

     In Phase 1 of the program, the Company has completed its review of company-wide and large systems, several of which have been identified as being Y2K compliant due to their recent implementation or upgrade. Such installations were unrelated to the Y2K concern, but rather were needed as part of the ordinary course of business. For certain accounting and manufacturing systems, upgrades were needed; all required upgrades are available from the third party suppliers. Some of these upgrades have been installed, and the remaining upgrades are either in process or planned. Implementation of all the updated systems is expected by the middle of the calendar year. Identified upgrades of the system infrastructure, such as telephone and networking equipment, are largely completed. Final testing and documentation under Phase 1 is currently anticipated in the summer 1999 time frame. Under Phase 2, the Company has nearly completed identifying and evaluating business unit exposures. In the third-party area, the Company has contacted its significant third parties, primarily key vendors and customers, regarding their Y2K readiness. Responses are currently being evaluated. As to products, initial findings indicate that most Company products will not be impacted by the Y2K problem and most of those that are impacted appear to be Y2K compliant. For several of those products that are not Y2K compliant, the Company has made upgrades available via the Company's Internet web site. For other products, the Company is still evaluating its Y2K compliance plans. The testing and contingency plan development under Phase 3 will begin in mid-1999, and is expected to be completed in the September to October time frame.

     The Company believes it will cost approximately $200,000 to complete the replacement of network, telecommunications, local software and facilities infrastructure requiring Y2K upgrades, and to complete the documentation of its Y2K readiness and compliance efforts. The Company is still evaluating what costs will be incurred in connection with the third party area, but at this time does not believe that such costs will be material.

     The anticipated costs relating to resolving Y2K issues are based on estimates which were derived utilizing assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and, as additional Y2K remediation activities are developed and planned, that actual results will not differ materially from those in the current estimate.
Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the completion of the Company's Y2K investigations, the ability to locate and correct all relevant computer codes, and similar uncertainties. In addition, there can be no assurance that Y2K compliance problems will not be revealed in the future which could have a material adverse affect on the Company's business, financial condition and results of operations. Many of the Company's customers and suppliers may be affected by Y2K issues that may require them to expend significant resources to modify or replace their existing systems, which may result in those customers having reduced funds to purchase the Company's products or those suppliers experiencing difficulties in producing or shipping key components to the Company on a timely basis or at all. Such third party issues could have a material adverse affect on the Company's business, financial condition and results of operations. This discussion of the Company's Y2K status constitutes a "Year 2000 Readiness Disclosure" as that item is defined in the Year 2000 Information and Readiness Disclosure Act, and also contains forward-looking statements (see "Forward-Looking Statements" below).

Forward-Looking Statements

     To the extent that the above discussion goes beyond historical information and indicates results or developments which the Company plans or expects to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "believes," "plans" and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected, and such differences could be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. Readers are referred to item 1 of the Company's Annual Report on Form 10-K for fiscal 1998 for a discussion of certain of those factors.


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits
             --------

             27 - Financial Data Schedule

        (b)  Reports on Form 8-K
             -------------------

             On February 12, 1999, the Company filed a report on Form 8-K to report that the Company completed its acquisition of all the outstanding capital stock of Space Electronics Incorporated ("SEi") on January 29, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MAXWELL TECHNOLOGIES, INC.



           June 14, 1999                     /s/ Thomas L. Horgan
---------------------------------            --------------------------
Date                                         Thomas L Horgan, Chief Executive
                                               Officer and Authorized Officer


           June 14, 1999                     /s/ William A. Long
---------------------------------            --------------------------
Date                                         William A. Long, Corporate Manager
                                               of Financial Reporting and Chief
                                               Accounting Officer