Form 10-K
period 1999-07-31
MAXWELL TECHNOLOGIES INC
filed 1999-10-29
CIK 319815

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(MARK ONE)

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED JULY 31, 1999
                                                        OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                      TO
                                            --------------------    ---------

                         COMMISSION FILE NUMBER 0-10964
                           MAXWELL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    95-2390133
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                               9275 SKY PARK COURT
                           SAN DIEGO, CALIFORNIA 92123
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 279-5100

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

                                 YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on September 30, 1999, based on the closing price at which the Common Stock was sold on Nasdaq as of September 30, 1999, was $125,477,244.

     The number of shares of the Registrant's Common Stock outstanding as of September 30, 1999 was 9,560,171 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (including the Appendix thereto) are incorporated by reference in Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          MAXWELL TECHNOLOGIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JULY 31, 1999

                                                                                                                      PAGE
                                                                                                                     ------
                                                               PART I

Item   1.        Business..........................................................................................      1
Item   2.        Properties........................................................................................     21
Item   3.        Legal Proceedings.................................................................................     22
Item   4.        Submission of Matters to a Vote of Security Holders...............................................     22
Item   4.1       Executive Officers of the Registrant .............................................................     22

                                                              PART II

Item   5.        Market for Registrant's Common Equity and Related Stockholder Matters.............................     24
Item   6.        Selected Financial Data...........................................................................     25
Item   7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.............     26
Item   7a.       Quantitative and Qualitative Disclosures about Market Risk........................................     36
Item   8.        Financial Statements..............................................................................     36
Item   9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............     54

                                                              PART III

Item   10.       Directors and Executive Officers of the Registrant................................................     54
Item   11.       Executive Compensation............................................................................     54
Item   12.       Security Ownership of Certain Beneficial Owners and Management....................................     54
Item   13.       Certain Relationships and Related Transactions....................................................     54

                                                              PART IV

Item   14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................     55

                                    PART I

     AS USED IN THIS ANNUAL REPORT ON FORM 10-K, ("FORM 10-K"), UNLESS THE CONTEXT INDICATES OTHERWISE, THE TERMS "COMPANY" AND "MAXWELL" REFER TO MAXWELL TECHNOLOGIES, INC., A DELAWARE CORPORATION, AND ITS CONSOLIDATED SUBSIDIARIES. UNLESS OTHERWISE INDICATED, AS USED IN THIS FORM 10-K, THE TERM FISCAL YEAR SHALL REFER TO THE 12-MONTH PERIOD ENDED OR ENDING JULY 31 OF A GIVEN YEAR. SHARE OR PER SHARE INFORMATION IN THIS FORM 10-K FOR PERIODS PRIOR TO DECEMBER 17, 1996, IS ADJUSTED TO REFLECT A 2 FOR 1 STOCK SPLIT. THIS FORM 10-K MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" HEREIN. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH UNDER "ITEM 1. BUSINESS", AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AS WELL AS WITHIN THIS FORM 10-K GENERALLY.

ITEM 1.  BUSINESS

GENERAL

     Maxwell Technologies, Inc. ("Maxwell" or the "Company") applies industry-leading capabilities in pulsed power, space applications, industrial computers and other advanced technologies to develop and market products and services for commercial and government customers in multiple industries, including energy, satellite, defense, telecommunications, consumer electronics, medical products and water purification.

     A worldwide leader in pulsed power technologies, the storage of electrical energy and delivery of power in brief controlled bursts, the Company has leveraged its technical expertise, gained from over 30 years of experience performing research and development primarily for the United
States Department of Defense ("DOD"), to develop a portfolio of pulsed power based products, ranging from components such as ultracapacitors and electromagnetic interference ("EMI") filters to systems for purification and sterilization and major pulsed power x-ray simulators. For the space and satellite market, Maxwell offers a line of microelectronic components and subsystems, as well as sophisticated analysis and services involving the effects of the space environment on spacecraft and sensor signal processing for space systems. In addition to space and power based products, the Company designs and manufacturers industrial computers and subsystems which are sold to original equipment manufacturers and as standard catalogue products in the computer telephony, broadcasting, manufacturing automation and e-commerce.
The Company continues to pursue government funded research and development projects, many of which involve computer-based analytic services and software.

PRODUCTS AND SERVICES

STERILIZATION AND PURIFICATION SYSTEMS

     The Company's PUREBRIGHT-Registered Trademark- and COOLPURE-Registered Trademark- systems are based on two patented pulsed power processes incorporating capacitors and other pulsed power components designed and manufactured by the Company. The PUREBRIGHT system utilizes intense pulsed light to kill microorganisms and viruses in water, blood plasma and other biopharmaceutical and medical products, and on food and food packaging. The COOLPURE system uses pulsed electrical fields to kill microorganisms in liquids and liquid foods.

     MEDICAL AND PHARMACEUTICAL PRODUCT STERILIZATION. Maxwell is marketing PUREBRIGHT systems for sterilization of medical and pharmaceutical products and packaging materials. PUREBRIGHT systems for medical and pharmaceutical applications consist of a standard enclosure containing the pulsed power delivery system, linked by cable to a flash lamp unit. The flash lamp unit is configurable to the customer's specific requirements for integration into processing line equipment. The Company has strategic partnerships with medical and pharmaceutical product companies, which are seeking FDA approval for PUREBRIGHT's integration into blow-fill-seal plastic packaging equipment and certain disposable medical product manufacturing equipment. In collaboration with la Calhene, the Company has developed a barrier isolation system utilizing PUREBRIGHT for sterile environments for use in the pharmaceutical industry. La Calhene plans to introduce such systems to the market place in fiscal year 2000.

     Tests conducted during fiscal year 1999 confirmed that PUREBRIGHT technology can be effective in deactivating microorganisms, including viruses such as the HIV virus, in blood plasma products and other biopharmaceutical products. The ability to destroy viruses without harming surrounding proteins would open significant opportunities for PUREBRIGHT in the biotechnology industry, ranging from treatment of biologically derived products to production of vaccines. The Company is conducting further tests with industry partners to establish and develop this PUREBRIGHT application.

     WATER QUALITY. The Company has developed a four-gallon per minute PUREBRIGHT system that reduces microbial contamination in water at the point of entry in hotels, restaurants, laboratories and similar establishments. Several of these systems are in use in restaurants in the San Diego and Tijuana, Mexico area. In fiscal year 1999, the Company entered into a strategic relationship with two United States entities in the Sanyo Group, in which the Sanyo companies provide manufacturing capability for the Company's water purification units and have marketing and distribution rights for such units in certain countries. Sanyo also acquired a 2% equity interest in the Company's PurePulse Technologies subsidiary.

     In a strategic relationship with Pall Corporation, the Company has developed a PUREBRIGHT system for anti-microbial treatment of ultra-high purity water used in semiconductor manufacturing. Upon successful testing of a prototype 250-gallon per minute system, the Company and Pall expect to conclude a license under which the PUREBRIGHT system will be integrated into Pall's line of water treatment products for semiconductor applications. Beta site testing is expected to be completed in fiscal year 2000. The Company is also collaborating with a Japanese company to develop a PUREBRIGHT system for the municipal drinking water market in Japan.

     FOOD PACKAGING. Through a long-standing relationship with Tetra Pak, the Company has developed PUREBRIGHT systems for food packaging applications similar in size, price and customizable features to the PUREBRIGHT systems for medical and pharmaceutical products. During fiscal year 1999, Tetra Pak made a decision to continue its traditional, chemical-based sterilization technique and to offer PUREBRIGHT as an alternative, rather than replacement solution. The Company reached an agreement with Tetra Pak amending its license to reduce the scope of its exclusivity and remove minimum performance requirements. Upon successful completion of field tests, Tetra Pak will offer PUREBRIGHT as an option in its next generation of container filling machines.

     The COOLPURE system, currently in the prototype stage, kills microorganisms using pulses of electricity, rather than light. The COOLPURE system can be used with opaque or cloudy liquids or pumpable foods such as juices, dairy products and sauces, which the PUREBRIGHT light pulses are unable to penetrate. COOLPURE is effective against vegetative bacteria, a narrower range of microorganisms than those controlled by PUREBRIGHT. The Company has supplied COOLPURE prototypes to the National Center for Food, Safety and Technology and an international food products company. During fiscal year 1999, the Company entered into a four-year research and development agreement with a consortium of companies centered in The Netherlands for the development of COOLPURE technology. If the development is successful, various members of the consortium will have commercial rights to use or distribute COOLPURE systems throughout the world.

POWER CONVERSION PRODUCTS

     ULTRACAPACITORS. Maxwell is developing the POWERCACHE-TM- ultracapacitor to provide bursts of power when a rapid injection of energy is required for an application. The Company's ultracapacitor is scalable in that it can be manufactured in a broad range of shapes and sizes. Currently, the Company is developing ultracapacitors from sub-matchbook sized to cells measuring 2" x 2" x 6", while maintaining the same high energy storage per unit volume. The Company's ultracapacitors can also be linked together in modules to supply higher power for applications such as automotive and power quality systems.

     In fiscal year 1998, the Company entered into a broad-based agreement with EPCOS AG, formerly Siemens Matsushita Components GmbH, which is a joint venture of Siemens AG and Matsushita Electrical Industries in the field of passive electrical components. The agreement provides for the transfer of Maxwell's ultracapacitor technology, sharing of ongoing product development by both parties and the non-exclusive licensing right for EPCOS to manufacture products based on Maxwell's ultracapacitor technology and to sell such products in all countries of the world except the United States, Canada and Mexico. EPCOS will target the full range of applications for the Company's ultracapacitor. The Company receives initial license fees and on-going royalties under the agreement.

     The Company has identified electronics as the primary initial market for its POWERCACHE ultracapacitor, including wireless communication devices such as two-way pagers, modems, global satellite telephones and locator beacons, and other devices such as power tools, toys, buoys, laptop computers, emergency lights, PDA's and scanners. The devices appropriate for this market are the small, sub-matchbook size units. In wireless communication devices, POWERCACHE ultracapacitors can increase signal strength and significantly extend battery life for devices that transmit in sequences of bursts. The Company is pursuing design-in wins for its ultracapacitor into a variety of next generation portable devices dependent on battery power, including two-way pagers and wireless modems, and has targeted automatic meter reading devices and actuators as near-term opportunities. During fiscal year 1999 and the beginning of the current fiscal year, the Company installed and began the process of qualifying an automated manufacturing line for the small ultracapacitor, which will substantially increase the Company's production capacity for that device.

     The Company has also identified power quality and automotive as potential markets for its ultracapacitor. In the power quality arena, the Company's ultracapacitors can function as a standby reserve of power to be supplied in the event of an electrical interruption or voltage fluctuation in an external power source. For this purpose, ultracapacitors are now being integrated into a power supply product sold by the Company for sensitive medical applications, such as MRI machines. In conventional combustion engine vehicles, the Company's POWERCACHE ultracapacitor has potential applications in catalytic converter pre-heating, air bag deployment, seat belt tightening and engine starting. In electric and hybrid vehicles, the Company's ultracapacitors have the potential to reduce the load on the battery pack by using its stored energy for acceleration power and recapturing energy otherwise lost during braking.

     COMPONENTS. The Company designs, manufactures and sells a line of filters to absorb the electromagnetic fields and signals generated by electronic devices which interfere with and disrupt the functioning of other electronic devices, including implantable medical devices such as pacemakers and defibrillators, and aerospace guidance and communications systems. The Company's product blocks EMI from entering an electronic device at the opening used by, for example, power leads or sensors (the "feedthrough"). The Company supplies these filters to major medical device manufacturers, currently for use with implantable pacemakers and defibrillators, but potentially also for use with hearing aids and other electronic devices. Similar feedthrough filters are supplied for military and commercial space programs requiring high reliability broad-based EMI filters.

     In fiscal year 1999, the Company acquired KD Components, Inc. ("KD"), a manufacturer of high voltage, high temperature ceramic capacitors for aerospace, aviation, medical, mining, geophysical and automotive applications. The operations of KD have been combined with the Company's Sierra Division, which manufacturers ceramic capacitor EMI filters, to enable the Company to offer a broad range of ceramic capacitor products. The Company also offers a line of proprietary hermetic glass-to-metal seals for industrial and automotive applications.

     HIGH VOLTAGE PRODUCTS AND SYSTEMS. The Company designs, manufactures and sells a range of high voltage capacitors supplying from thousands of volts to tens of thousands of volts. Maxwell has long been a major supplier of capacitors used in portable and stationary heart defibrillators used by medical personnel to treat heart attacks. The Company also manufactures high voltage capacitors for lasers for use in medical applications such as eye surgery, dentistry and dermatology, and for industrial applications such as microlithography for semiconductor manufacturing, flat panel annealing for LCD displays, marking, welding, drilling and cutting. Other high-voltage capacitors are sold for use in specialized applications and for use in large systems for the United States government. The Company was recently selected to be one of two suppliers of high voltage capacitors under a multi-year contract for the National Ignition Facility, a nuclear fusion research effort of Lawrence Livermore Laboratory, a United States Department of Energy national laboratory. The Company also develops, manufactures and sells a line of compact power supplies used for charging high voltage capacitors for the medical and industrial laser markets.

     POWER QUALITY. The Company develops and manufacturers power distribution units, power conditioners and inverters, and other power protection products for medical, telecommunications, industrial and commercial applications. It also provides private label uninterruptible power supplies and power distribution units for major companies in the power and energy industries world-wide.

SPACE AND TECHNOLOGY PRODUCTS AND PROGRAMS

     SPACE. In fiscal year 1999, the Company acquired Space Electronics, Inc. ("SEi"), a San Diego - based designer and manufacturer of high reliability, radiation hardened microelectronic components and assemblies primarily for the space market. Following the acquisition of SEi, the Company has begun to integrate various aspects of its technology-based programs and services, which address technical challenges in commercial and government space programs, with the capabilities of SEi to create a broad offering of products and services to the space market.

     Through its SEi unit, Maxwell provides integrated circuits, multi-chip modules and boards designed and adapted for space flight, and other high reliability applications. The Company uses proprietary technology, including its RADPAK-Registered Trademark- packaging, to protect commercial, off-the-shelf integrated circuits from radiation in space, and was recently selected by Sandia National Laboratory to develop the first radiation-hardened single board computer for the satellite market using Intel's Pentium-Registered Trademark-processor. The Company has historically provided analytical services to the government on the effects of the space environment on spacecraft, and this space physics group has begun working with the leading commercial satellite developers to solve complex space environment problems affecting existing and planned satellite constellations. In addition, the Company's operation in Albuquerque, New Mexico, continues to provide state-of-the-art analysis in sensor design and development and signal processing for space systems and testing support for techniques to harden electronic circuits and systems from radiation in space and other hostile environments.

     POWER SYSTEMS AND SIMULATORS. Maxwell is engaged in a variety of research and development programs in pulsed power, weapons effects simulation and pulsed power systems design and construction. These services are primarily supplied to the United States government and its agencies including the Air Force and the Defense Threat Reduction Agency. The Company also provides systems and services to national laboratories and industrial and defense companies. The Company typically performs research and development under contracts that allow the Company to apply developed technology in commercial markets.

     The Company performs above-ground simulation and testing of weapons effects via the design and operation of large-scale X-ray and electromagnetic pulse producing systems. The Company operates and maintains five simulation systems at its San Leandro facility and one such system in San Diego. These systems employ the Company's capacitors and other pulsed power components. The Company also has developed power quality systems and power conditioning systems, including a power conditioning system for an accelerator for tritium production. In addition, the Company performs on-site technical, operations and maintenance support at government facilities involving applications such as electric and electrothermal gun research, advanced pulsed power development, high-power microwave source development, energy storage and system integration of advanced concept demonstration experiments.

     COMPUTER-BASED ANALYTIC SERVICES AND SOFTWARE. Maxwell provides complex computer-based analytic services, primarily to the DOD, and sells various commercial software products. A primary focus of the Company's government funded research is computer modeling of physical phenomena and improvement of the architecture of the computer-based systems and networks used for transmitting and applying data. The Company has developed highly advanced computer software for modeling and predicting physical effects such as electromagnetic pulses, electric currents, shock waves, ground shock and ground movement, as well as modeling and predicting the interaction of chemical and biological agents with buildings and other physical structures.

     In commercial markets, Maxwell provides software-related products and services for cost accounting and management information systems. The Company is marketing these products, which incorporate sophisticated job-cost and activity-based accounting capabilities, to large contractors and others interested in tracking costs by job, activity or cost center. The software is sold under the JAMIS-Registered Trademark- (Job-cost Accounting and Management Information Systems) label, and contains modules necessary for a comprehensive, enterprise-wide system including accounting functions, Federal Acquisition Regulation compliant billings, human resources, payroll, contracts and purchasing. Potential markets for the Company's software offering have expanded significantly with the full commercial introduction in fiscal year 1999 of JAMIS e-timecard, an online web-enabled time recording system that operates in a client-server environment including remote-site entry. This product can serve any organization that seeks to collect and track time entries by its employees.

INDUSTRIAL COMPUTERS AND SUBSYSTEMS

     Through its industrial computers and subsystems business, the Company designs, manufactures and supplies standard, custom and semi-custom industrial computer modules, platforms and fully-integrated systems to OEMs, on a worldwide basis. The Company's product line ranges from enclosures, CPU boards and backplanes to fully integrated and highly customized computer systems. The Company's product line primarily employs passive backplane architecture, complemented by the Company's recent development of its CompactPCI line of products.

     The Company's custom and semi-custom components and systems are design-intensive applications. All of the Company's products are based on Intel's x86 and Pentium architectures and are PC-compatible. The Company's products are utilized primarily in computer telephony equipment such as voice-mail servers, interactive voice response servers, telephone switching servers and telephone network transaction control servers. Business in the industrial automation market increased significantly in fiscal year 1999 with the Company's participation in a major program to support the installation of new mail sorting equipment by the United States Postal Service. The Company's industrial computers are also used in a number of other applications such as broadcasting, medical (CT Scan, MRI equipment and drug dispensing equipment), test instrumentation (data acquisition and test), imaging instrumentation (large-scale optical reading and sorting equipment) and manufacturing automation (pick-and-place equipment).

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

     The Company's products employ several industry standard buses, form factors and interfaces, which enable OEMs to integrate the Company's products with many widely available and economical third party products. The Company's products incorporate standard bus architecture including ISA Bus, PCI Bus, CompactPCI, SCSI Bus and IDE and microprocessors in the Intel family up to the Pentium III, and support operating systems including Windows, Windows NT, Solaris and Linux.

     During fiscal year 1999, the Company continued to expand its geographic scope with the addition of full service facilities in France and Germany, which complement its operations in the United Kingdom. With facilities capable of designing, developing, integrating and assembling products in three countries, the Company is a major participant in the European market, and reflecting this fact, a total of approximately 40% of the Company's fiscal year 1999 sales of industrial computers and subsystems were generated in Europe.

STRATEGIC PARTNERSHIPS

     In recent years the Company has formed or expanded several strategic partnerships. Through these alliances, Maxwell may obtain an enhanced understanding of market demands and needs, access to funding for continued development and commercialization of products, or a channel for market penetration. In return, the strategic partner obtains an opportunity for early adoption or use of the product or service.

     For sterilization and purification products, the Company frequently accepts initial funding to engineer a specific application for the strategic partner, thus reducing the Company's product development expense, and in exchange, the strategic partner often receives a period of exclusivity for the application. During fiscal year 1999 the Company entered into a broad-based strategic relationship with Sanyo. In exchange for $2 million, Sanyo obtained the right to manufacture a portion of the Company's water quality products, certain sales and distribution rights and a preferred stock interest in the Company's PurePulse Technologies, Inc. subsidiary. The Company has also received funding from Pall Corporation for development and testing of a prototype 250-gallon per minute PUREBRIGHT water treatment system for ultra-high purity water used in semiconductor manufacturing. Successful testing of the prototype could lead to a commercialization agreement for that market, which will include exclusive rights for Pall Corporation for a period of time. A strategic collaboration involving development funding from la Calhene has led to the introduction by la Calhene of a barrier isolation system, under an exclusive license, utilizing PUREBRIGHT technology.

     The Company has also developed strategic partner relationships for product development and marketing of ultracapacitors. PacifiCorp has provided funding for early-stage product analysis, development and testing of ultracapacitors in power quality applications and has provided an additional $7 million in funding for product development, preferred access to the technology, royalty rights and an equity investment in the Company's subsidiary, Maxwell Energy Products, Inc. The Company has signed a broad-based licensing agreement relating to ultracapacitors with EPCOS, formerly Siemens Matsushita Components, GmbH, providing for technology transfer, joint product improvement and non-exclusive rights for EPCOS to manufacture ultracapacitor products and to sell such products in all countries of the world other than the United States, Canada and Mexico.

SALES AND MARKETING

     The Company's commercial products sales teams consist of sales personnel based in its operating facilities, and for the Company's industrial computer and SEi units, geographically-dispersed sales offices. These sales teams are often supported by scientists, application engineers and technical specialists. Sales and marketing for the Company's products in the United States, and, for industrial computer, Europe, is handled directly by the Company. Elsewhere, the Company utilizes sales representatives and distributors to assist in the marketing of its products. The Company conducts marketing programs intended to position and promote its products and services, including trade shows, seminars, advertising, public relations, distribution of product literature and web-sites on the Internet.

     Emerging technologies require customer acceptance of new and different technical approaches, and the sales effort for new products, particularly in the Power Conversion Products and Sterilization and Purification Systems business segments, includes substantial involvement from engineers to demonstrate the applications of the Company's products. Senior management is also significantly involved in gaining access to customers or potential strategic partners to discuss the Company's emerging product lines. The time required to demonstrate technical feasibility and cost effectiveness for new technologies often requires an extended initial marketing effort by the Company. As a result, an important part of the sales strategy for new products is to capitalize on strategic partnerships formed to develop the product and establish an avenue to obtain product validation.

     In its Space and Technology Products and Programs segment, the Company's sales and marketing is primarily conducted by key scientists and other members of its technical staff. A large portion of this business is obtained in response to requests for proposals by the government, with the Company's bids and proposals focused on providing the government with detailed technical information, as well as competitive pricing. Successful performance of the Company's contracts is an important factor in securing follow-on business.

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

     The Company does not believe that its PUREBRIGHT products have direct competitors in the application of pulsed broad spectrum light to treat water, decontaminate food packaging, or sterilize medical or pharmaceutical products. Pulsed light competes with many other established and developing technologies, most of which are available in forms that are significantly less expensive than the Company's products. For water treatment, the Company faces competition from many alternative technologies, including filtration systems, reverse osmosis, chemicals, distillation technology and continuous wave ultraviolet light systems. Alternative technologies also exist for the sterilization, disinfection and purification of medical products, food packaging and food products, including technologies such as autoclave heat sterilization, chemicals, gamma radiation and modified atmosphere packaging. The Company believes its Sterilization and Purification Systems will be competitive because of their efficacy in microbial reduction, their speed in providing treatment, their ability to be integrated directly into processing lines rather than providing treatment after the product comes off the line, and their capability to provide treatment without producing hazardous wastes.

     Although a number of companies are researching and developing ultracapacitor technology, the Company has three principal competitors in ultracapacitor products: Panasonic, a division of Matsushita Electric Industries, Ltd.; Elna, a unit of Asahi Glass; and Polystor, a manufacturer of batteries and ultracapacitors. The key competitive factors are price, performance (energy stored and power delivered per unit volume), form factor and breadth of product offerings. Although its products are not yet sufficiently established to be fully competitive on price, the Company believes it competes favorably with respect to each of the other factors. In addition, the Company will be aggressive in pricing when necessary. Ultracapacitors also compete with other technologies, including high-power batteries in power quality and automobile load leveling applications, flywheels in power quality and automotive applications (including as a power source for electric vehicles), and superconducting magnetic energy storage in power quality.

     The Company's EMI filter business competes with AVX Filter, a subsidiary of Kyocera, in the EMI feedthrough filter market. The competitive factors in this market include price, breadth of electromagnetic spectrum filtered, small size and reliability. The Company believes it competes favorably with respect to each of these factors. The Company believes its patent for mounting of the filter at the surface of an implantable medical device's feedthrough provides a competitive advantage by allowing the manufacture of a smaller sized device.

     The Company's traditional high voltage capacitors face competition from numerous independent electronics suppliers, as well as from component manufacturing operations within certain medical and industrial OEM organizations. The largest independent competitor in the United States is Aerovox, which has competing high voltage capacitor lines very similar to the Company's. Customers generally select capacitor components for their systems based on criteria such as price, functionality (I.E. voltage requirements) and past experience with a vendor. The Company focuses on high-end, high-power capacitors, maintains relationships with customers geared towards achieving design wins and offers competitive pricing.

     In space products, the Company faces a variety of competition in different product areas. The Company competes with traditional radiation-hardened IC suppliers like Honeywell, Lockheed Martin, and Intersel (formerly Harris) Devices for different monolithic ICs, processors and ASIC products. The Company also has competition from commercial suppliers with lines that have favorable radiation-hardened characteristics like Temic in Europe and National Semiconductor and Analog Devices. SEi competes with high reliability packaging houses such as Austin, White Microelectronics, Teledyne and Sac Tec for monolithic and MCMs. SEi's proprietary technology enables the Company to compete using unique solutions on the most advanced commercial electronic circuits.

     The Company's primary competition in its passive backplane industrial computer target markets include RadiSys, Diversified Technology, Advantech, Industrial Computer Source, a division of Dynatech, Xtech and Trenton, among others, resulting in a highly fragmented market in which no one entrant is dominant. In addition, there are industrial computers and subsystems divisions within several large OEM operations. Competitive factors in this market include price, design expertise, functionality and fault tolerance. The Company believes it competes favorably with respect to each of these factors. CompactPCI is an emerging technology that is neither widely marketed nor accepted; it will potentially compete with passive backplane and much more widely installed VME-based systems for market share. The competitive factors surrounding CompactPCI are very similar to passive backplane systems; however, traditional VME manufacturers such as Motorola and Force have entered the market.

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

MANUFACTURING AND SUPPLIERS

     Maxwell currently manufactures products in its Power Conversion Products, Industrial Computers and Subsystems and Sterilization and Purification Systems segments, some of which consist primarily of design, assembly and system integration. The Company has several manufacturing and assembly facilities in the United States and the United Kingdom. Five of the Company's facilities in the United States, two in the United Kingdom and one in Germany have obtained ISO 9001 certification. For certain emerging products, the Company will evaluate whether outsourcing or licensing arrangements are preferable to establishing its own high volume manufacturing capacity for that product.

     The Company generally purchases components and materials, such as electronics components, dielectric materials and enclosures of metal and plastic, from a number of suppliers. In certain operations, the Company relies on a limited number of suppliers or a single supplier. Although the Company believes there are alternative sources for components and materials currently obtained from a single source, there can be no assurance that the Company will be able to identify and qualify alternative suppliers in a timely manner. Maxwell's industrial computer business relies on single qualified suppliers for some of its critical components, primarily CPU boards and some power supplies. The EMI filters produced by the Company rely on a sole domestic source for one component, and that supplier has indicated its plans to design, build and sell a competing filter in the future. The Company believes this supplier will continue to sell to the Company; but, if necessary, the Company could replace this supplier or design and manufacture the component itself. Although the Company seeks to reduce its dependence on sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary material adverse effect on the Company's results of operations, and damage customer relationships due to the complexity of the products supplied and the significant amount of time required to qualify new suppliers. See "Risk Factors".

     The Company has limited experience with volume manufacturing of commercial products. To date, the Company has not manufactured in volume its ultracapacitors or sterilization and purification systems and has not manufactured its other products in high volume. The Company may face challenges in scaling up production of its new products, especially those products that contain newly developed technologies. In addition, the Company will need to expand its current facilities, obtain additional production equipment or outsource manufacturing in order to manufacture a substantial quantity of its products.

RESEARCH AND DEVELOPMENT

     The Company conducts internally-funded engineering, research and development to refine and expand its products and services. Approximately 10% of the reported research and development expense consists of the Company's preparation of proposals principally for contracts for funded research and development for the government. For fiscal years 1999, 1998, and 1997, expenditures for internally-funded research and development were approximately $10.8 million, $9.7 million and $6.0 million, respectively. In addition, the Company performs substantial research and development work funded by customers, including agencies of the United States government and commercial companies under strategic partnership arrangements.

PATENTS, LICENSES AND TRADEMARKS

     The Company's success is heavily dependent upon the establishment and maintenance of proprietary technologies. Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the steps taken by the Company to protect its proprietary technologies will be adequate to prevent misappropriation by third parties, or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

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

     The Company has historically relied primarily on its technological and engineering abilities, and on its design and production capabilities to gain competitive business advantages, rather than on patents or other intellectual property rights. However, the Company does file patent applications on concepts and processes developed by the Company's personnel, and, as its commercial businesses expand, the Company has placed increased emphasis on patents to provide protection for certain of its technologies and products. The Company's success will depend in part on its ability to maintain its patents, add to them where appropriate, and to develop new products and applications without infringing the patent and other proprietary rights of third parties, and without breaching or otherwise losing rights in technology licenses obtained by the Company for other products. There can be no assurance that any patent owned by the Company will not be circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with claims of the scope sought by the Company, if at all. If challenged, there can be no assurance that the Company's patents (or patents under which it licenses technology) will be held valid or enforceable. In addition, a number of the patents and patent applications owned or licensed by the Company are subject to "march-in" rights and non-exclusive, royalty-free, confirmatory licenses held by various governmental agencies or other entities.

BACKLOG

     The Company's funded backlog as of July 31, 1999 and 1998 amounted to approximately $67 million and $47 million, respectively. The funded backlog consists of remaining funding under cost-plus contracts for tasks not yet completed, remaining revenues to be recognized on contracts accounted for on a percentage-of-completion basis and firm orders for products not yet delivered. The Company expects to complete or deliver substantially all of its currently funded backlog within 12 months. The unfunded portion of contracts awarded was approximately $19 million and $34 million at July 31, 1999 and 1998, respectively.

GOVERNMENT BUSINESS

     A substantial portion of the Company's sales (approximately 29% in fiscal year 1999 and 31% in fiscal year 1998) is derived from contracts with the United States government, principally agencies of the DOD, and subcontracts with government suppliers. The reductions in defense budgets in the 1990s adversely affected the Company's activities, particularly in the area of system survivability products and services, such as weapons effects simulation and testing. The Company has also experienced increased competition in bidding for new defense programs from contractors seeking to replace their lost business. While the DOD has continued to fund, although at lower levels, research on next-generation pulsed power concepts, the operation of existing simulation machines remains subject to curtailment.

     The Company's government contracts are typically performable over a one-year or multi-year period, with funding provided in increments of one year or less. Government agencies may terminate their contracts, in whole or in part, at their discretion, and in such event, the government agency is obligated generally to pay the costs incurred by the Company thereunder, plus a fee based upon work completed. Contract costs for services or products supplied to government agencies, including allocated indirect costs, are subject to audit and adjustment. Contract costs have been reviewed and accepted by the government through fiscal year 1995. Contract revenues for periods subsequent to fiscal year 1995 have been recorded in amounts that are expected to be realized upon final review and settlement. Contracts entered into by the Company with government agencies are fixed-price contracts or cost-plus contracts. Under a fixed-price contract, the customer agrees to pay a specific price for performance. Under a cost-plus contract, the customer agrees to pay an amount equal to the Company's allowable costs in performing the contract, plus a fixed or incentive fee. Certain costs of doing business, such as interest expenses and advertising expenses, are not allowable under cost-plus contracts. Greater risks are involved under a fixed-price contract than under a cost-plus contract, because in a fixed-price contract the Company assumes responsibility for providing the specified product or services regardless of the actual costs incurred. Failure to anticipate technical problems, estimate costs accurately or control costs during contract performance reduces or eliminates the contemplated profit and can result in a loss. On the other hand, the government generally permits higher profit margins when establishing prices for fixed-price contracts because of such risks. In the space and technology products and programs business segment approximately 53% and 69% of sales were derived from cost-plus contracts in fiscal year 1999 and 1998, respectively, and the balance of sales in such years were derived from fixed-price contracts.

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

     The testing, preparation of necessary marketing applications and processing of those applications with the FDA is expensive and time consuming, can vary based on the type of product and may take several years to complete. There is no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing any products it may develop, or furnish an advantage to competitors. The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     Because of the nature of its operations and the use of hazardous substances in certain of its ongoing manufacturing and research and development activities, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although the Company believes it is in material compliance with all applicable government and environmental laws, rules, regulations and policies, there can be no assurance that the Company's business, financial condition or results of operations will not be materially adversely affected by current or future environmental laws, rules, regulations and policies or by liability arising out of any past or future releases or discharges of materials that could be hazardous. See "Risk Factors" .

FOREIGN SALES

     The Company's revenue from customers outside of the United States for the past three years was $32.5 million in fiscal year 1999, $21.1 million in fiscal year 1998 and $14.1 million in fiscal year 1997. In fiscal year 1999, $13.1 million of the total foreign sales was attributable to sales to customers located in the United Kingdom.

SEGMENTS

     The Company's business segments are discussed in Note 11 of Notes to Consolidated Financial Statements included as Item 8 herein. The Company currently operates in four business segments: Space and Technology Products and Programs (includes products and services for the government and commercial space markets, research and development and programs in pulsed power, pulsed power systems design and construction, weapons effects simulation and computer-based analytic services, and computer software services and products; Industrial Computers and Subsystems (includes design and manufacture of standard, custom and semi-custom industrial computer modules, platforms and fully-integrated systems); Power Conversion Products (includes design, development and manufacture of electrical components, systems and subsystems, including products that capitalize on pulsed power such as ultracapacitors, high voltage capacitors and other electrical components, power supplies and power conditioning systems and EMI filter capacitors); and Sterilization and Purification Systems (includes sterilization and purification systems to reduce or eliminate microbial contamination). The Company's operating subsidiaries are Maxwell Energy Products, Inc. and Phoenix Power Systems, Inc. (Power Conversion Products), PurePulse Technologies, Inc. (Sterilization and Purification Systems), I-Bus, Inc., I-Bus UK, Ltd., I-Bus France and I-Bus Germany (Industrial Computers and Subsystems), and Maxwell Technologies Systems Division, Inc., Space Electronics, Inc., and Maxwell Business Systems, Inc. (Space and Technology Products and Programs). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 herein.

EMPLOYEES

     At July 31, 1999, the Company had 1,093 employees, including 62 employees with Ph.D. degrees and 101 others with post-graduate degrees. None of the Company's employees is represented by a labor union. Maxwell considers its relations with its employees to be good.

                                 RISK FACTORS

     Any of the following risks could materially affect the Company's business, financial condition and results of operations could be adversely impacted by any of the following risks. The risks set out below are not exhaustive.

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS AND TECHNOLOGIES

     Many of our products are in the development stage. Our products are also alternatives to established products or are new technologies that provide capabilities that do not presently exist in the marketplace. Our products are sold in highly competitive and rapidly changing markets. The success of our products is significantly affected by their cost, technology standards and end user preferences. In addition, the success of our products depends on a number of factors, including our ability to:

     - overcome technical, financial and other risks involved in introducing new products and technologies;

     -    identify and develop a market for our new products and technologies;

     -    produce products that can be competitively priced;

     - respond to technological changes by improving our existing products and technologies;

     -    accurately anticipate market demand for our products and technologies;

     - demonstrate that our products have technological and/or economic advantages over the products of our competitors; and

     - respond to competitors that are more experienced, have significantly greater resources, and a larger base of customers.

OUR SUCCESS DEPENDS ON OUR ABILITY TO TRANSITION FROM RELYING ON THE GOVERNMENT SECTOR TO PRIVATE-SECTOR SALES

     Historically, we have relied upon various government agencies to fund our research and development, and we have derived a significant portion of our revenues from the government sector. Our business strategy is to now concentrate on developing, manufacturing and marketing our products to the private sector, while maintaining steady revenues from the government sector. Our success in this transition will depend upon a number of objectives, including the following:

     -    developing and manufacturing new products at competitive prices;

     -    gaining customer acceptance for our products and services;

     -    expanding our customer base through our sales and marketing efforts;

     -    increasing our manufacturing capacity; and

     - developing extensions of our existing products and services into new applications.

WE RELY EXTENSIVELY ON STRATEGIC RELATIONSHIPS THAT MAY NOT BE SUCCESSFUL

     We have established and will continue to attempt to establish strategic relationships with corporate partners and United States government agencies to develop our products. These relationships allow us to understand and access new markets, and provide us an opportunity to test our products. If these relationships are not successful or not continued, it could have a material adverse effect on our sales and growth. The success of these relationships depends on a number of factors, including:

     -    the interest in our products which are still in the development stage;

     -    our success in meeting the expectations of our strategic partners; and

     - our strategic partners' success in marketing or their willingness to purchase any such products.

     We may not be successful in continuing our relationships with our current strategic partners. In addition, we may not be able to enter into new strategic relationships on commercially reasonable terms, or if we do, these relationships may not be successful.

EVEN IF SUCCESSFUL, OUR STRATEGIC RELATIONSHIPS PRESENT SEVERAL RISKS

     Although we rely extensively on our strategic relationships, these relationships present several risks to our business, including the following:

     - Our partners may require us to share control over our development, manufacturing and marketing programs, and limit our ability to license our technology to others. In addition, some of our partners require that we share our proprietary technology with them and restrict our ability to engage in some areas of product development and marketing;

     - Our strategic partners may use or disclose the technology which we jointly develop without paying us any royalties;

     - We often grant certain exclusive rights to our strategic partners as an incentive for them to participate in the development of a product. Any exclusive rights granted to strategic partners may decrease our ability to find a broader market for some of our products. This may have the effect of substantially decreasing our revenues during the exclusivity period; and

     - Our strategic partners may seek to manufacture jointly developed products on their own or obtain these products from third party sources that would have the effect of decreasing our revenues from these products.

WE DEPEND ON OEM CUSTOMERS AND AS A RESULT HAVE LONG SALES CYCLES

     Sales to a few original equipment manufacturers, known as "OEMs," as opposed to direct retail sales to customers, make up a significant part of our revenues. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products of our OEM customers. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEM's sales timing and volume fluctuates, it could have a material adverse effect on our business, financial condition and results of operations. Our OEM customers typically require a long development and engineering process before incorporating our products and services into their devices. This period of time is in addition to the time we spend on basic research and product development. As a result, we are vulnerable to changes in technology or end user preferences.

     Our opportunity to sell our products to our OEM customers typically occurs at infrequent intervals, depending on when the OEM customer designs a new product or enhances an existing one. If we are not aware of an OEM's product development schedule, or if we cannot provide components or technologies when they develop their products, we will miss an opportunity that may not reappear for some time.

OUR ACQUISITION STRATEGY COULD ADVERSELY AFFECT OUR PERFORMANCE

     As part of our business strategy, we regularly review possible acquisitions of complementary companies, technologies or products, and periodically engage in discussions regarding such possible acquisitions. During fiscal year 1999, we acquired three businesses with strategic importance to different areas of our operations. The businesses we acquired are geographically dispersed, with one located in California, one in Nevada and the other in Germany. We completed four acquisitions in fiscal year 1998. The success of our acquisition strategy depends on a number of factors, including the following:

     - correctly valuing the commercial potential of technologies owned by the companies we acquire;

     - successfully integrating the operations, products, personnel and cultures of the companies we acquire;

     - effectively managing our operations in a number of locations and foreign countries;

     - our ability to focus on our day-to-day business operations while pursuing our acquisition strategy;

     - our ability to enter markets in which we have limited or no direct experience; and

     -    retaining the key employees of the companies we acquire.

     In addition, similar to the acquisitions we completed in fiscal years 1999 and 1998, any future acquisition may result in:

     -    dilutive issuances of equity securities;

     -    the incurrence of debt;

     -    a decrease in our cash balances;

     -    amortization expenses related to goodwill and other intangible assets;
          and

     - other charges to operating results, including acquired in-process research and development charges.

     Moreover, there can be no assurance that any equity or debt financing proposed in connection with any acquisition will be available to us on acceptable terms or at all, when, and if, we find a suitable company, technology or product to acquire. We cannot assure that any acquisition we complete will result in long-term benefits to us or to our stockholders or that we will be able to effectively manage the resulting business.

WE HAVE INCURRED LOSSES HISTORICALLY AND IN THE EVENT OF FUTURE LOSSES, THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE

     We have incurred net losses in three of our past five fiscal years. In the future, we may experience significant fluctuations in our revenues and we may incur net losses from period to period as a result of a number of factors, including the following:

     - the amounts invested in developing and marketing our products in any period as compared to the volume of sales of those products in the same period;

     -    fluctuations in the demand for our products by OEMs;

     - the prices at which we sell our products and services as compared to the prices of our competitors;

     - the timing of our product introductions as compared to those of our competitors;

     -    the profit margins on our mix of product sales;

     -    the structure and timing of new strategic relationships;

     - the contraction, cancellation or suspension by the United States government of its programs and contracts with us; and

     - the dilution, debt, expenses, and/or charges we incur as part of our acquisition strategy.

     In addition, we incur significant costs developing and marketing products based on new technologies. If in any period these costs are more than the revenues we derive from the sales of these products, it could have the effect of offsetting any income derived from our other products, and we could incur net losses.

     We anticipate that, in order to increase our market share, we may sell our products and services at profit margins below those we ultimately expect to achieve and/or significantly reduce the prices of our products and services in a particular quarter or quarters. The impact of the foregoing may cause our operating results to be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely fluctuate.

WE MAY EXPERIENCE DIFFICULTIES MANUFACTURING OUR PRODUCTS

     We may experience difficulties in manufacturing our products in increased quantities, outsourcing the manufacturing of our products, and customizing our manufacturing process. We have limited experience in manufacturing our products in high volume. It may be difficult for us to:

     - increase the quantity of the new products we manufacture, especially those products that contain new technologies; and

     - reduce our manufacturing costs to a level needed to produce adequate profit margins.

     It may also be difficult for us to solve management, technological, engineering and other problems related to our manufacturing processes. These problems include production yields, quality control and assurance, component supply, and shortages of qualified management and other personnel. In addition, in order to manufacture our products in high volume, we will need to continue to expand our current facilities and/or obtain additional facilities. We may not be successful in expanding our facilities or in obtaining additional facilities.

     We may elect to have some of our products manufactured by third parties. Outsourcing involves risks with respect to quality assurance, cost and the absence of close engineering support.

     Part of our ultracapacitor manufacturing strategy is to implement a process that will allow customization of our ultracapacitors while retaining the benefits of volume manufacturing and materials procurement. There can be no assurance that such a process can be developed and implemented in time to meet our needs.

WE HAVE LIMITED MARKETING AND SALES EXPERIENCE AND OUR STRATEGY DEPENDS ON THIRD PARTIES

     We have limited experience marketing and selling our products. To sell our products, we will need to train our marketing and sales personnel to effectively demonstrate the advantages of our products over the products offered by our competitors. The highly technical nature of the products we offer may limit our ability to retain and attract adequate marketing and sales personnel. Thus, as part of our sales and marketing strategy, we enter into arrangements with distributors and sales representatives and depend upon their efforts to sell our products. These arrangements may not be successful.

OUR SUCCESS DEPENDS UPON PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS

     Our success depends on the establishment and maintenance of intellectual property rights. Although we try to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, these steps may not prevent misappropriation by third parties. Other issues include:

     - adequately protecting our intellectual property rights under the laws of some foreign countries, which may not be as protective as United States laws; and

     - the possibility that third parties could "reverse engineer" our products in order to determine their method of operation and introduce competing products or develop competing technology independently.

     As our business has expanded, we have emphasized protecting our technologies and products through patents. Our success depends on maintaining our patents, adding to them where appropriate, and developing products and applications without infringing on third parties' patent and proprietary rights. The risks involved in protecting our patents include:

     - our patents may be circumvented or challenged and held unenforceable or invalid;

     - our pending or future patent applications, if any, may not be issued with the protections we seek; and

     - others may claim rights in the patented and other proprietary technology owned or licensed by us.

     If our patents are invalidated or if it is determined that we, or the licensor of the patent, does not hold sole rights to the patent, it could have a material adverse effect on our business, results of operations and financial condition, particularly if we cannot design around others' proprietary rights.

     Competing research and patent activity in our product areas is substantial. Conflicting patent and other proprietary rights claims may result in disputes or litigation. Although we do not believe that our products or proprietary rights infringe on third party rights, infringement claims could be asserted against us in the future. The negative effects of such claims, with or without merit, are:

     -    time-consuming, costly litigation;

     -    product shipment delays;

     -    we could be required to enter into royalty or licensing agreements;
          and

     - possible damage payments or injunctions which prevent us from making, using or selling the infringing product.

     Also, we may not be able to stop a third party's product from infringing on our proprietary rights, without litigation.

     Some of our owned or licensed patents and patent applications have "march-in" rights and non-exclusive, royalty-free, confirmatory licenses held by various governmental agencies or other entities. "March-in" rights are the United States government or agency's right to cancel agreements and require a contractor to grant licenses to third parties if the contractor does not develop the technology in the agreements. Confirmatory licenses permit the United States government to select vendors other than us to make products for them which would otherwise infringe our patent rights that are subject to the royalty-free licenses.

     In addition, the United States government can require us to grant licenses (including exclusive licenses) of our patents and patent applications or other inventions developed for the government to a third party if it finds that we did not commercialize such inventions or if such action is necessary:

     -    to meet public health or safety needs;

     -    to meet requirements for public use under federal regulations; or

     - because we have not made reasonable efforts to ensure products are manufactured in the United States.

     Because a number of our commercial products are derived from technology originally developed in government funded programs, these risks may apply outside of the work on government contracts.

THERE ARE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS

     We derive an increasing portion of our revenues from sales to customers located outside of the United States. We expect our international sales to continue to represent a significant and increasing portion of our future revenues. As a result, our business will continue to be subject to certain risks, such as foreign government regulations and export controls, as well as changes in tax laws, tax treaties, tariffs and freight rates.

     We have only recently established or acquired operations in foreign countries. Since we are relatively inexperienced in managing our international operations, we may be unable to focus on the operation and expansion of our worldwide business and to manage cultural, language and legal differences inherent in international operations. In addition, to the extent we are unable to effectively respond to political, economic and other conditions in these countries, our business, results of operations and financial condition could be materially adversely affected. Moreover, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could result in increased tax rates for us.

THERE ARE RISKS ASSOCIATED WITH OUR CONTINUING BUSINESS WITH THE UNITED STATES GOVERNMENT

     We derive a significant portion of our revenues, including revenues from contracts with the United States government, principally agencies of the DOD, and from subcontracts with government suppliers. The reductions in defense budgets in the 1990s have adversely affected our traditional business, particularly in the area of system survivability products and services, such as weapons effects simulation and testing. We have also experienced increased competition in bidding for new defense programs from contractors seeking to replace their lost government business. In addition, defense spending in general, and the number and size of contracts awarded to us, could be reduced in the future. A significant loss of United States government funding would have a material adverse effect on our business, results of operations and financial condition.

     Our business with the United States government is also subject to various other risks, including the following:

     -    unilateral termination for the convenience of the government;

     - reduction or modification in the event of changes in the government's requirements or budgetary constraints;

     - increased or unexpected costs causing losses or reduced profits under fixed-price contracts or unallowable costs under cost-plus contracts;

     - risks of potential disclosure of our confidential information to third parties;

     - the failure or inability of a subcontractor or contractor to perform its obligations under a contract in circumstances where we are the prime contractor or subcontractor; and

     - the failure of the government to exercise options provided for in the contracts and the exercise of march-in rights or confirmatory licenses by the government.

     There can be no assurance that our contracts with the DOD and other government agencies will not be terminated, reduced or modified.

OUR SUCCESS DEPENDS ON OUR ABILITY TO OBTAIN A SUBSTANTIAL AMOUNT OF CAPITAL

     We believe that in the future we will need a substantial amount of capital for a number of purposes including the following:

     -    to achieve our long-term strategic objectives;

     -    to maintain and enhance our competitive position;

     - to meet anticipated volume production requirements for several of our product lines, in particular our ultracapacitors and sterilization and purification systems;

     -    to expand our manufacturing capabilities and facilities;

     -    to establish viable production alternatives;

     -    to fund our continuing expansion into commercial markets;

     -    to construct and equip additional or existing facilities; and

     - to acquire new or complementary businesses, product lines and technologies.

     There can be no assurance that the necessary additional financing will be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to change, delay, reduce or eliminate our planned product commercialization strategy or our anticipated facilities expansion plans and expenditures. This could have a material adverse effect on our business, results of operations and financial condition.

OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL

     Since we primarily focus on emerging technologies, our success depends upon the continued service of our key technical and senior management personnel. Some of our scientists and engineers are the key developers of our products and technologies and are recognized as world-leaders in their area of expertise. The loss of any of these scientists or engineers to our competitors could end our technological and competitive advantage in some product areas and business segments.

     Our performance also depends on our ability to identify, hire, train, retain and motivate high quality personnel, especially key manufacturing executives and highly skilled engineers and scientists. The industries in which we compete are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. Our employees may terminate their employment with us at any time.

OUR FAILURE OR THE FAILURE OF OUR PRODUCTS, CUSTOMERS, SUPPLIERS OR VENDORS TO BE YEAR 2000 COMPLIANT COULD ADVERSELY AFFECT OUR OPERATIONS

     A significant percentage of the software that runs most computers relies on two digit date codes to perform a number of computation and decision-making functions. As the year 2000 approaches, these computer programs may fail from an inability to interpret date codes properly, misreading "00" for the year 1900 instead of 2000.

     We believe that our major computer systems and software programs are Year 2000 compliant. In addition, we have taken steps to bring our products which could be impacted by potential Year 2000 problems into compliance. However, the failure of our computer systems and software programs or of our products to operate properly with regard to Year 2000 requirements could result in the following:

     -    unanticipated expenses to remedy any problems;

     -    a reduction in our sales; and

     -    exposure to related litigation by our customers.

     In addition, our customers or third party component suppliers and vendors may also experience business disruptions in connection with the potential Year 2000 problem. Our business, operating results and financial condition could be materially adversely affected by potential Year 2000 problems with our own systems and products, or if any of our customers, vendors or other third party entities experience a business disruption as a result of potential Year 2000 problems.

WE RELY ON A LIMITED NUMBER OF THIRD PARTY SUPPLIERS

     Our ability to manufacture products depends in part on our ability to secure qualified and adequate sources of materials, components and sub-assemblies at prices which enable us to make our products at competitive costs. Some of our suppliers are currently the sole source of one or more items which we need to manufacture our products. On occasion, we have experienced difficulty in obtaining timely delivery of supplies from outside suppliers. This has adversely impacted our delivery time to our customers and, in one circumstance, we believe such delivery problems were a contributing factor to the loss of certain business from a major customer. There can be no assurance that these and other similar supply problems will not recur.

     Currently, a single domestic supplier provides one of the components for our EMI filter product. This supplier has indicated that it plans to design, build and sell a product which would compete with our EMI filter. If this occurs, we believe that we could still obtain the component from this supplier or, if necessary, we believe that we could replace this supplier with another vendor, or that we could manufacture the component on our own. Although we seek to reduce our dependence on sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary material adverse effect on our business and results of operations, and damage customer relationships.

WE ARE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY RISKS

     We may be exposed to certain product liability risks. For example, our EMI filters are components of implantable medical devices and, due to the litigious environment surrounding the medical device industry, may subject us to an increased risk of product liability claims that may involve significant defense costs. Our other products may also be used in functions involving significant product liability risks. There can be no assurance that product liability claims will not be asserted against us in the future. Although we maintain product liability insurance with coverage limits that we believe to be adequate, there can be no assurance that this coverage will, in fact, be adequate to protect us against future product liability claims. In addition, product liability insurance is expensive and there can be no assurance that, in the future, product liability insurance will be available to us in amounts or on terms satisfactory to us, if at all. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO VARIOUS ENVIRONMENTAL REGULATIONS

     We are subject to a variety of environmental regulations relating to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances. If we fail to comply with current or future regulations, substantial fines could be imposed against us, our production could be suspended or stopped, or our manufacturing process could be altered. Such regulations could require us to acquire expensive remediation or abatement equipment or to incur substantial expenses to comply with environmental regulations. If we fail to adequately control the use, discharge, disposal or storage of hazardous or toxic substances, we could incur significant liabilities.

OUR FINANCIAL CONDITION COULD BE AFFECTED BY THE STOCK OPTION PLANS AT OUR SUBSIDIARIES

     Several of our principal operating subsidiaries have employee stock option plans which provide for the issuance of options to purchase shares of the subsidiary's common stock. In most cases, we can grant up to 12% or 15% of the outstanding stock of a subsidiary under its stock option plan. Certain key employees of one of our subsidiaries, Maxwell Business Systems, Inc., however, own an aggregate of 20%, and have the right to purchase up to an additional 29%, of that subsidiary's common stock. If the options granted under one of our subsidiary's stock option plans are exercised, our ownership interest in that subsidiary will be reduced. This will have the effect of reducing our portion of the net income and dividends that we receive from that subsidiary, as well as reducing the proceeds if we were to sell that subsidiary. Ultimately, we expect that our reported earnings per share will be reduced in future quarters due to the increasing fair value of certain subsidiaries and the dilution created by options granted under our subsidiaries' stock option plans.

     Currently, no established trading market exists for the common stock underlying any of the subsidiary options and such options are not exchangeable for shares of our common stock. We have no plan to offer an exchangeability feature for options to purchase shares of our common stock or otherwise provide liquidity for these subsidiary options, but we could consider such alternatives in the future.

OUR FINANCIAL CONDITION COULD BE AFFECTED BY POTENTIAL PUBLIC OFFERINGS OF OUR SUBSIDIARIES' STOCK

     Due to our corporate structure of operating through separate subsidiaries, we could engage in future public offerings or other sales of the common stock of our subsidiaries, sales of subsidiaries or strategic acquisitions with subsidiary stock if our board determined that it was in the best interests of the stockholders to pursue that course of action. Some of these alternatives could adversely effect our business, financial condition and results of operations. For example, any public offering or other sale of a minority portion of a subsidiary's stock would reduce that subsidiary's contribution to our net income and earnings per share.

WE MAY FACE DIFFICULTIES IN OBTAINING FOOD AND DRUG ADMINISTRATION APPROVAL FOR OUR PRODUCTS

     Some of our products are subject to the approval process of the Food and Drug Administration ("FDA") because they are used for food storage or in medical devices. These products include our COOLPURE and PUREBRIGHT technologies and the EMI filter. There are many aspects of the FDA approval process that could have a material adverse effect on our business, financial condition and results of operations, including the following:

     - the FDA testing and application process is expensive and lengthy, and varies based on the type of product;

     - our products may not ultimately receive FDA approval or clearance, which would prevent us from marketing such products;

     - the FDA may restrict a product's intended use as a condition to approving or clearing such product, or place conditions on any approval that could restrict the commercial applications of such products;

     - the FDA may require post-marketing testing and surveillance to monitor the effects of products it initially approves;

     - the FDA may withdraw its approval or clearance of any product if compliance with regulatory standards is not maintained, or if problems occur following initial marketing; and

     - failure to comply with existing or future regulatory requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the United States government to grant pre-market clearance or pre-market approval for products, withdrawal of marketing clearances or approvals and criminal prosecution.

OUR LONG-TERM FIXED-PRICE CONTRACTS MAY BE UNPROFITABLE

     Some of our businesses, primarily those involved in government funded research and systems development, enter into long-term fixed-price contracts for large hardware systems or components. If we experience unanticipated delays in program schedules, fail to anticipate costs accurately or encounter problems with important vendors, it could adversely affect the profitability of these contracts.

ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BY-LAWS COULD PREVENT TRANSACTIONS WHICH ARE IN THE BEST INTEREST OF OUR STOCKHOLDERS

     Some provisions in our certificate of incorporation could make it more difficult for a third party to acquire control of Maxwell, even if such change in control would be beneficial to our stockholders. We have a staggered Board of Directors, which means that our directors are divided into three classes. The directors in each class are elected to serve three-year terms. Since the three-year terms of each class overlap the terms of the other classes of directors, the entire Board of Directors cannot be replaced in any one year. Furthermore, our certificate of incorporation contains a "fair price provision" which may require a potential acquirer to obtain the consent of our board to any business combination involving Maxwell. Our certificate of incorporation and bylaws do not permit stockholder action by written consent or the calling by stockholders of a special meeting.

    We have adopted a program under which our stockholders have rights to purchase our stock directly from Maxwell at a bargain price if a company or person attempts to buy Maxwell without talking to the Board. This program is intended to encourage a buyer to negotiate with us, but may have the effect of discouraging offers from possible buyers.

     The provisions of our certificate of incorporation and bylaws could delay, deter or prevent a merger, tender offer, or other business combination or change in control involving us that some, or a majority, of our stockholders might consider to be in their best interests. This includes offers or attempted takeovers that could result in our stockholders receiving a premium over the market price for their shares of our common stock.

OUR COMMON STOCK EXPERIENCES LIMITED TRADING VOLUME AND OUR STOCK PRICE HAS BEEN VOLATILE

     Our common stock is traded on the Nasdaq National Market. The trading volume of our common stock each day is relatively small. This means that sales or purchases of relatively small blocks of stock can have a significant impact on the price at which our stock is traded. We believe factors such as quarterly fluctuations in financial results, announcements of new technologies impacting our products, announcements by competitors or changes in securities analysts' recommendations may cause the price of our stock to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions in the United States and worldwide, such as recessions or higher interest rates, may adversely affect the market price of our common stock.

ITEM 2.  PROPERTIES

     The Company owns a 45,600 square foot engineering and administrative support facility and a 22,000 square foot manufacturing facility, both located in San Diego, California. In addition, the Company owns a 25,000 square foot manufacturing facility on 2.6 acres of land located in Carson City, Nevada. The Company leases six other facilities in the San Diego area and a 240,000 square foot facility in San Leandro, California, of which 45,000 square feet is subleased to a third party. The Company also leases an 8,200 square foot facility in Minneapolis, Minnesota, three facilities totaling 30,000 square feet in the United Kingdom, a 9,000 square foot facility in Germany and 3,400 square foot facility in Nice, France. The Company leases office space in Reston, Virginia; Carson City, Nevada; Albuquerque, New Mexico; and Mission Viejo, California. The Company's leased facilities are leased for varying terms and some of them contain options permitting the Company to extend the lease term. The Company utilizes its facilities in the following manner: corporate, sales and administrative (126,000 sq. ft.); manufacturing, assembly and testing, research and development laboratories and engineering (515,000 sq. ft.) The Company also utilizes on a rent-free basis 22,000 square feet at Kirkland Air Force Base in Albuquerque, New Mexico and operates a 500-acre test site in San Diego under a facilities contract with the Defense Threat Reduction Agency.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4.1  EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive officers of the Company are set forth below. The Company's officers serve at the pleasure of the Board of Directors.

Name                     Age    Position
----                     ---    --------

Thomas L. Horgan         39     President and Chief Executive Officer. Mr.
                                Horgan was named CEO in March 1999 and had served as interim CEO since November 1998.
                                Previously, he served as Corporate Vice
                                President, Business Development since joining
                                Maxwell in June 1996, and was elected to the Board of Directors of the Company in January
                                1997. Mr. Horgan served from 1991 through 1993 as European Information Security Manager for
                                Digital Equipment. In 1993 he joined Quantum
                                Corporation and until 1995 served as Director, Customer Service. From 1995 until joining
                                Maxwell, he was Vice President, Customer
                                Service, for Conner Peripherals.

Kenneth F. Potashner     42     Chairman of the Board. Mr. Potashner has served
                                Maxwell as Chairman of the Board since April
                                1997. He joined Maxwell in April 1996 and served as President and Chief Executive Officer from that time until November 1998. From 1991 through 1994 he was Vice President, Product Engineering, for Quantum Corporation. From 1994 to April
                                1996, he served as Executive Vice President,
                                Operations, Conner Peripherals.

Richard Balanson         50     Vice President. From 1996 until joining Maxwell
                                in August 1999, Mr. Balanson was the President and Chief Operating Officer for 3D Systems, a
                                California-based manufacturer of rapid
                                prototyping equipment. From 1994 to 1996, Mr.
                                Balanson was the General Manager and Executive
                                Vice President of Maxtor Corporation, and before that was President and Chief
                                Operating Officer of Applied Magnetics
                                Corporation.

Vickie L. Capps          38     Vice President-Finance and Administration,
                                Treasurer and Chief Financial Officer. Prior to joining Maxwell in July 1999, Ms. Capps served
                                Wavetek Wandel Golterman, Inc. as group
                                controller from 1992 through 1994, vice
                                president - corporate finance from 1994 through 1996 and then chief financial officer from 1996 through 1999. Previously she spent 10 years with the firm of Ernst & Young LLP.

Gregg McKee              56     Vice President. Mr. McKee became Corporate Vice
                                President and President of Maxwell Energy
                                Products, Inc. in September 1996. From 1990 until joining Maxwell he served Quantum
                                Corporation in various capacities. From 1990 to January 1993 he was Director of the Customer
                                Service Group; from February 1993 to December
                                1995, he served as Corporate Director of Malaysian Operations; and from January 1995 until joining Maxwell he was President, Quantum
                                Malaysia.

Donald M. Roberts        51     Vice President, General Counsel and Secretary.
                                Mr. Roberts has served as General Counsel since joining the Company in April 1994, and was appointed Secretary in June 1996 and Vice
                                President in January 1999. For more than five years prior thereto, Mr. Roberts was a shareholder of the law firm of Parker, Milliken, Clark, O'Hara & Samuelian, a Professional
                                Corporation, and a partner of the predecessor law partnership, and in that capacity had served the Company as outside legal advisor for more than ten years.

Walter P. Robertson      57     Vice President. Mr. Robertson was named
                                Corporate Vice President and President of
                                Maxwell Technologies Systems Division, Inc. in
                                August of 1996. Prior to that he served General
                                Dynamics as Vice President, Aircraft Production from 1991 through 1992 and as Vice President and General Manager, Space Magnetics from 1992 through 1994. From May 1994 through November
                                1994, Mr. Robertson was Transition Director for
                                Martin Marietta. In April 1995 and until joining
                                Maxwell, he served BioSolutions Technologies, a start-up company, as President and Chief
                                Executive Officer.

Ted Toch                 50     Vice President. Mr. Toch joined the Company in
                                June 1998, as Corporate Vice President and
                                President of PurePulse Technologies, Inc. Prior to joining PurePulse Technologies he was Vice
                                President of Marketing and Sales for Johnson &
                                Johnson's Advanced Sterilization Products
                                Division from 1993 to 1998 with earlier
                                experience as Vice-President and General Manager of the Instrument's Division of Nellcor, Inc.

John D. Werderman        53     Vice President. Mr. Werderman was named
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

                                                    HIGH              LOW
                                                    ----              ---
FISCAL YEAR 1998
  Quarter ended October 31, 1997                  $  38-1/2        $  21-3/4
  Quarter ended January 31, 1998                     36-3/8           21
  Quarter ended April 30, 1998                       32-5/16          25
  Quarter ended July 31, 1998                        28-7/8           22

FISCAL YEAR 1999
  Quarter ended October 31, 1998                  $  26-3/8        $  19-1/4
  Quarter ended January 31, 1999                     40-1/4           23-3/8
  Quarter ended April 30, 1999                       34-1/2           18-3/16
  Quarter ended July 31, 1999                        30-11/16         18-5/8

     The last reported sale price of the Common Stock on the Nasdaq National Market on October 12, 1999, was $11-5/16 per share. As of July 31, 1999, there were 508 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA


                     SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated statement of operations data for the fiscal years ended July 31, 1997, 1998 and 1999, and consolidated balance sheet data as of July 31, 1998 and 1999 are derived from the Consolidated Financial Statements of the Company and Notes thereto, which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated statement of operations data for the years ended July 31, 1995 and 1996 and consolidated balance sheet data as of July 31, 1995, 1996 and 1997 are derived from audited consolidated financial statements of the Company not included in this Appendix. All selected financial data presented has been restated to include the results and accounts of business combinations completed during fiscal year 1999, using the pooling-of-interests method of accounting. The following selected data should be read in conjunction with Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 8. FINANCIAL STATEMENTS appearing elsewhere in this Annual Report on Form 10-K.

                                                                           YEARS ENDED JULY 31,
                                                  -----------------------------------------------------------------------
                                                    1995           1996           1997           1998            1999
                                                  ----------    -----------     ----------     ----------     -----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales....................................          $ 80,807      $ 91,725        $117,775       $140,565       $179,685
Cost of sales............................            60,020        71,727          76,781         92,919        118,937
                                                  ----------    -----------     -----------    ----------     -----------
Gross profit.............................            20,787        19,998          40,994         47,646         60,748
Operating expenses:
  Selling, general and administrative....            15,376        18,464          26,947         31,378         38,576
  Research and development...............             5,264         5,331           6,042          9,712         10,824
  Restructuring, acquisition and other
  charges................................                --         5,703              --          8,942          5,885
                                                  ----------    -----------     -----------    ----------     -----------
     Total operating expenses............            20,640        29,498          32,989         50,032         55,285
                                                  ----------    -----------     -----------    ----------     -----------
Operating income (loss)..................               147        (9,500)          8,005         (2,386)         5,463
Interest expense.........................               361           368             220            338            404
Interest income and other, net...........              (871)         (395)           (249)        (1,510)          (660)
                                                  ----------    -----------     -----------    ----------     -----------
Income (loss) before income taxes, minority
  interest and cumulative effect of change
  in accounting principle................               657        (9,473)          8,034         (1,214)         5,719
Provision (credit) for income taxes......               118         1,894           1,473            413         (5,776)
Minority interest in net income of
  subsidiaries...........................                86            50              54             80            427
Cumulative effect of change in accounting
  principle..............................                --         2,569              --             --             --
                                                  ----------    -----------     -----------    ----------     -----------
Net income (loss)........................          $    453      $(13,986)       $  6,507       $( 1,707)      $ 11,068
                                                  ==========    ===========     ===========    ==========     ===========
Income (loss) per share:
   Basic.................................             $0.07        $(2.21)          $0.96         $(0.20)         $1.18
                                                  ==========    ===========     ===========    ==========     ===========
   Diluted...............................             $0.07        $(2.21)          $0.87         $(0.20)         $1.12
                                                  ==========    ===========     ===========    ==========     ===========
   Before cumulative effect of change in
     accounting principle................                --        $(1.81)             --             --             --
                                                  ==========    ===========     ===========    ==========     ===========

                                                                                 JULY 31,
                                                  -----------------------------------------------------------------------
                                                    1995           1996           1997           1998            1999
                                                  ----------    -----------     ----------     ----------     -----------
CONSOLIDATED BALANCE SHEET DATA:                                     (IN THOUSANDS, EXCEPT RATIO)
Total assets.............................          $ 32,855      $ 46,602        $ 55,180       $115,385       $134,434
Cash and cash equivalents................          $  4,181      $  2,385        $  2,194       $ 21,397       $  8,839
Working capital..........................          $ 18,760      $  8,931        $ 15,274       $ 50,882       $ 62,238
Working capital ratio....................            2.33:1        1.42:1          1.73:1         2.58:1         2.81:1
Long-term debt, including current
  portion................................          $  3,250      $  2,193        $  1,762       $  2,462       $  3,688
Shareholders' equity at year-end.........          $ 36,666      $ 23,243        $ 32,617       $ 80,153       $ 97,168
Shares outstanding at year-end...........             6,204         6,513           6,969          9,210          9,557

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

OVERVIEW

     Maxwell Technologies, Inc. ("Maxwell" or the "Company") applies industry-leading capabilities in pulsed power, space applications, industrial computers and other advanced technologies to develop and market products and services for commercial and government customers in multiple industries, including energy, satellite, defense, telecommunications, consumer electronics, medical products and water purification.

     A worldwide leader in pulsed power technologies, the storage of electrical energy and delivery of power in brief controlled bursts, the Company has leveraged its technical expertise, gained from over 30 years of experience performing research and development primarily for the DOD, to develop a portfolio of pulsed power based products, ranging from components such as ultracapacitors and EMI filters to systems for purification and sterilization and major pulsed power x-ray simulators. For the space and satellite market, Maxwell offers a line of microelectronic components and subsystems, as well as sophisticated analysis and services involving the effects of the space environment on spacecraft and sensor signal processing for space systems. In addition to space and power based products, the Company designs and manufacturers industrial computers and subsystems which are sold to original equipment manufacturers and as standard catalogue products in the computer telephony, broadcasting, manufacturing automation and e-commerce.

     The Company generates revenue from the sale of commercial products, from licensing technology and other rights to strategic partners and from performing contract research and other projects for the United States government and other customers. The Company's commercial products sales teams consist of sales personnel based in its operating facilities and for the Company's industrial computer and SEi units, geographically dispersed sales offices. These sales teams are often supported by scientists, application engineers and technical specialists. Sales and marketing for the Company's products in the United States, and, for industrial computers, Europe, is handled directly by the Company, and elsewhere the Company utilizes sales representatives and distributors to assist in the marketing of its products. The Company conducts marketing programs intended to position and promote its products and services, including trade shows, seminars, advertising, public relations, distribution of product literature and web-sites on the Internet.

     The Company's operating expenses are substantially impacted by selling, general and administrative activities and by research and development activities. Selling, general and administrative expenses are primarily driven by
(1) sales volume, with respect to sales force expenses and commission expenses;
(2) the extent of market research activities for new product design efforts; (3) advertising and trade show activities and (4) the number of new products launched in the period. General and administrative expenses primarily include costs associated with the Company's administrative employees, facilities and functions. The Company incurs expenses in foreign countries primarily in the functional currencies of such locations. As a result of the Company's international operations, the United States dollar amount of its revenue and expenses is impacted by changes in foreign currency exchange rates. The Company's ability to maintain and grow its sales depends on a variety of factors including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution and customer service and support. The Company's sales growth also depends on its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

BUSINESS SEGMENTS

     In fiscal year 1999, Maxwell adopted Statement of Financial Accounting Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("Statement No. 131"). The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments. The adoption of Statement No. 131 did not have a material effect on Maxwell's financial statements, although segment information disclosures were affected.

     In accordance with the requirements and guidelines of Statement No. 131, Maxwell's operations have been classified into the following business segments (prior year segment information has been restated to conform to Statement No. 131 guidelines):

     - SPACE AND TECHNOLOGY PRODUCTS AND PROGRAMS: Includes design, development and manufacture of high reliability radiation-hardened electronic components and consulting services for commercial and government space systems, research and development programs in pulsed power, pulsed power systems design and construction, computer-based analytic services and software, and weapons effects simulation, primarily for the DOD. Over the last several periods, the Company has re-directed some of its space effects modeling and analysis services, with expertise developed over a 25-year period, from government to commercial programs. The success of these activities and the size and growth potential of the commercial space market have led Maxwell to focus on this business area. To complement its consulting services, during the second quarter of this fiscal year the Company acquired SEi, a San Diego based supplier of specially treated electronic components for use in space environments, primarily by commercial satellite manufacturers. SEi utilizes patented processes to protect computer boards and chips, either of its own design or commercially available components, from the radiation encountered in space. The methods used by SEi have the potential to result in both lower cost and increased protection for satellite systems. The combination of Maxwell's world-class space effects consulting and software with the newly acquired capabilities of SEi provide the Company with a substantial value-added foothold in the commercial space market, and the Company plans to increase its presence in this area.

     - INDUSTRIAL COMPUTERS AND SUBSYSTEMS: Includes design and assembly of standard, custom and semi-custom industrial computer modules, platforms and fully integrated systems primarily for OEMs.

     - POWER CONVERSION PRODUCTS: Includes design, development and manufacture of electrical components, systems and subsystems, including products that capitalize on pulsed power such as ultracapacitors, high voltage capacitors and other electrical components, power distribution and conditioning systems, and EMI filter capacitors.

     - STERILIZATION AND PURIFICATION SYSTEMS: Includes design, development and manufacture of systems based on two patented pulse power processes incorporating capacitors and other pulsed power components designed and manufactured by the Company. The PUREBRIGHT system utilizes intense pulsed light to kill microorganisms and viruses in water and blood plasma and other biopharmaceutical products, and on food, food packaging and medical products. The COOLPURE system uses pulsed electrical fields to kill microorganisms in liquids and liquid foods, such as juices, dairy products and sauces.

     Results of operations for fiscal years 1998 and 1997 have been restated to include the results of acquisitions completed in fiscal year 1999 and accounted for using the pooling-of-interests method. Such acquisitions included SEi, and KD, a small manufacturer of ceramic capacitors located in Carson City, Nevada.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated selected operating data for the Company, expressed as a percentage of sales.

                                                                                YEARS ENDED JULY 31,
                                                                ------------------------------------------------------
                                                                     1997               1998                1999
                                                                ----------------    --------------     ---------------
Sales                                                                100.0%              100.0%             100.0%
Cost of sales                                                         65.2                66.1               66.2
                                                                ----------------    --------------     ---------------
Gross profit                                                          34.8                33.9               33.8
Operating expenses:
   Selling, general and administrative                                22.9                22.3               21.5
   Research and development                                            5.1                 6.9                6.0
   Restructuring, acquisition and other charges                        --                  6.4                3.3
                                                                ----------------    --------------     ---------------
   Total operating expenses                                           28.0                35.6               30.8
                                                                ----------------    --------------     ---------------
Operating income (loss)                                                6.8                (1.7)               3.0
Interest expense                                                       0.2                 0.2                0.2
Interest income and other, net                                        (0.2)               (1.2)              (0.4)
                                                                ----------------    --------------     ---------------
Income (loss) before income taxes and minority interest                6.8                (0.7)               3.2
Provision (credit) for income taxes                                    1.3                 0.3               (3.2)
Minority interest in net income of subsidiaries                        --                  0.2                0.2
                                                                ----------------    --------------     ---------------
Net income (loss)                                                      5.5%               (1.2)%              6.2%
                                                                ================    ==============     ===============

     The following table sets forth sales, gross profit and gross profit as a percentage of sales for each of the Company's business segments for the fiscal years ended July 31, 1997, 1998, and 1999.

                                                                                  YEARS ENDED JULY 31,
                                                                   ---------------------------------------------------
                                                                        1997              1998               1999
                                                                   ---------------    --------------     -------------
                                                                                     (IN THOUSANDS)
Space and Technology Products and Programs
     Sales                                                            $47,006            $54,113            $71,748
     Gross profit                                                      16,345             15,204             25,466
     Gross profit as a percentage of sales                              34.8%              28.1%              35.5%

Industrial Computers and Subsystems:
     Sales                                                            $34,259            $40,864            $56,516
     Gross profit                                                      11,537             14,210             17,487
     Gross profit as a percentage of sales                              33.7%              34.8%              30.9%

Power Conversion Products:
     Sales                                                            $24,766            $36,981            $42,032
     Gross profit                                                       9,025             14,072             11,900
     Gross profit as a percentage of sales                              36.4%              38.1%              28.3%

Sterilization and Purification Systems:
     Sales                                                            $ 6,473            $ 6,774            $ 9,389
     Gross profit                                                       2,849              3,528              5,895
     Gross profit as a percentage of sales                              44.0%              52.1%              62.8%

Other
     Sales                                                            $ 5,271            $ 1,833            $    --
     Gross profit                                                       1,238                632                 --
     Gross profit as a percentage of sales                              47.0%              34.5%                 --

SALES

     In fiscal year 1999, total sales increased $39.1 million, or 27.8%, to $179.7 million from $140.6 million in fiscal year 1998. In fiscal year 1998, sales increased $22.8 million, or 19.4%, to $140.6 million from $117.8 million in fiscal year 1997. International sales totaled approximately $33 million, $21 million, and $14 million in fiscal years 1999, 1998 and 1997, respectively. Expansion of the Company's industrial computer business in Germany and France in the current fiscal year and a full year of sales in fiscal year 1999 from the Company's United Kingdom operation (which was acquired in fiscal year 1998), are the primary factors relating to the increase in international sales. Sales in both fiscal years 1999 and 1998 increased over the prior year in all of the Company's on-going business segments, as described below.

     SPACE AND TECHNOLOGY PRODUCTS AND PROGRAMS. In fiscal year 1999, sales in this segment increased $17.6 million, or 32.6%, to $71.7 million from $54.1 million in fiscal year 1998. The Company has both enhanced and re-profiled this business segment with its acquisitions of Physics International, the primarily government-funded pulsed power research and simulation business of Primex Technologies, in April 1998, and SEi, a primarily commercial, radiation-tolerant satellite computer components business, in January 1999. Physics International was the Company's principal competitor in the simulation area, and the combined businesses consolidate scientific and technical research capabilities for the benefit of both the government and the Company's technology base. These added operations accounted for substantially all of the increase in revenue in this segment compared to fiscal year 1998. The software business recorded significantly increased sales of its new web-based time card product in the latter half of the fiscal year 1999, including sales to several large defense-oriented companies and license fees under a source-code license directed to the professional services market not currently served by the Company. Offsetting these increases were the wind-down and completion of several government programs. The Company has won certain follow-on contracts, but the levels of work under such new programs were less than in the prior year.

     In fiscal year 1998, Space and Technology Products and Programs sales increased $7.1 million, or 15.1%, to $54.1 million from $47.0 million in fiscal year 1997. A portion of this increase was in the Company's core, government-funded pulsed power research and development activities, including revenue from the Physics International acquisition. Partially offsetting these increases was a decrease in fiscal year 1998 revenues compared to fiscal year 1997 at the newly acquired SEi operation.

     A substantial portion of the revenues in this business segment comes from contracts with the DOD. These contracts are subject to increases and decreases as well as to periodic changes in government funding provisions. Additional replacement or follow-on contracts may not be available or awarded to the Company. The level of future DOD expenditures in the Company's research and development areas and the related impact on funding for the Company's contracts are therefore not predictable, and previously reported results are not necessarily indicative of those to be expected in the future. The Company is expanding into more commercial markets, thereby contributing to offset any potential effects of any future decreases in governmental funding.

     INDUSTRIAL COMPUTERS AND SUBSYSTEMS. In fiscal year 1999, Industrial Computers and Subsystems sales increased $15.6 million, or 38.3%, to $56.5 million from $40.9 million in fiscal year 1998. Domestic sales in this segment are made principally to OEM customers and are primarily derived from the shipment of industrial computers and subsystems that are "designed-in" to the OEMs' products. Over the last two fiscal years, the Company has strengthened its international presence through the acquisition of industrial computer businesses in the United Kingdom and Germany and through the inception of operations in France. These European businesses focus on lower-priced standard products, with an emphasis on catalog sales. The increase in sales in fiscal year 1999 is primarily attributable to the increase in European sales, as well as new design-in wins for the customized OEM products, including supply contracts of approximately $27 million over two years under two Siemens ElectroCom L.P. programs for the United States Postal Service. Partially offsetting these increases was the completion in the second quarter of fiscal year 1998 of sales to a single, long-standing OEM customer under a multi-year program and the curtailment at the end of fiscal year 1998 of the Company's program with Digital Equipment Corporation due to its acquisition by Compaq Computers. While standard product sales have accelerated, and the Company continues to expand its presence in Europe, sales under large OEM programs remain a critical element of this business. As a current marketing strategy, the Company has issued product catalogs featuring both the standard and custom product lines with the dual aim of generating direct sales, as well as leads for additional OEM design-in opportunities. If sales of OEM products do not achieve the levels projected by the OEM, or if OEM projects are curtailed due to consolidations or other market conditions, such as the impact of economic conditions in Asia which have substantially slowed shipments under certain programs, the Company may be unable to offset such loss of sales.

     In fiscal year 1998, Industrial Computers and Subsystems sales increased $6.6 million, or 19.3%, to $40.9 million from $34.3 million in fiscal year 1997. Sales growth in this business segment was principally derived from the expansion of its standard product offerings and marketing capabilities with the acquisition of a United Kingdom-based company. Although the Company completed a major multi-year program with a long-standing customer during the first half of fiscal year 1998, other new OEM design-in projects, as well as the expansion into more standard products, more than offset the impact of the major program completed, resulting in the sales growth for the year.

     POWER CONVERSION PRODUCTS. In fiscal year 1999, Power Conversion Products sales increased $5.0 million, or 13.7%, to $42.0 million from $37.0 million in fiscal year 1998. This increase was primarily attributable to an increase in sales of power protection and delivery systems, a business area acquired by the Company in the third quarter of fiscal year 1998. In addition, sales in the Company's glass-to-metal seal and EMI filter capacitor businesses also contributed to the sales increase in this business segment. As described above, during the second quarter of fiscal year 1999, the Company acquired a small manufacturer of ceramic capacitors used in a variety of high voltage applications, including commercial space, defense and medical equipment. This business has been combined with a ceramic filter business of the Company, which makes similar ceramic products for different markets, and which has a growing business in filters for implantable medical devices. The combination of these complementary product lines will provide improved efficiencies and economies of scale in the Company's Carson City, Nevada facility. Sales of traditional high-voltage capacitors increased over fiscal year 1998, primarily due to a large multi-year order under a National Laboratory program that is expected to be completed in mid-fiscal year 2000. Offsetting this increase was the completion in the first quarter of fiscal year 1999 of an 18-month contract for switches for the same National Laboratory program. This contract was in full production during fiscal year 1998. This segment also experienced a reduction in funded research in the POWERCACHE-TM- ultracapacitor business area, which was partially offset by a non-recurring fee received under a technology and product rights license with Siemens Matsushita Components GmbH.

     In fiscal year 1998, Power Conversion Products sales increased $12.2 million, or 49.3%, to $37.0 million from $24.8 million in fiscal year 1997. Nearly all product areas contributed to the sales growth. Specifically, the ultracapacitor business area entered into new strategic partnering arrangements, including marketing and technology access rights with EPCOS AG (formerly Siemens Matshusita Components) and PacifiCorp. The Company also experienced sales growth in EMI filters for implantable medical products and aerospace applications. The Company's power conditioning and delivery systems and its glass-to-metal seal product line, both of which were acquired during fiscal year 1998, also contributed to fiscal year 1998 sales growth, as did the aforementioned switch component contract with a National Laboratory.

     STERILIZATION AND PURIFICATION SYSTEMS. In fiscal year 1999, Sterilization and Purification Systems sales increased $2.6 million, or 38.6%, to $9.4 million from $6.8 million in fiscal year 1998. Fiscal year 1999 revenues consisted primarily of fees under license agreements with key partners in several strategic business areas. The license agreements included a grant to two Sanyo entities of certain non-exclusive rights for manufacturing and distribution of this segment's products; an exclusive license agreement with Johnson & Johnson Vision Products, Inc. for the integration of PUREBRIGHT pulsed light sterilization systems into the manufacturing process for contact lenses, including a one-time license fee, on-going royalties and an equipment supply arrangement; and an amendment of an existing license with a long-standing partner which narrowed the field of exclusivity and eliminated certain minimum purchase requirements, in exchange for a one-time payment.

     In fiscal year 1998, Sterilization and Purification Systems sales increased $0.3 million, or 4.7%, to $6.8 million from $6.5 million in fiscal year 1997.

GROSS PROFIT

     In fiscal year 1999, the Company's gross profit increased $13.1 million, or 27.5% to $60.7 million as compared to $47.6 million in fiscal year 1998. In fiscal year 1998, gross profit increased $6.6 million, or 16.2% to $47.6 million from $41.0 million in fiscal year 1997. As a percentage of sales, gross profit remained constant at 33.9% in fiscal year 1999 compared to 33.9% in fiscal year 1998. However, in fiscal year 1998 this percentage decreased slightly to 33.8% from 34.8% in fiscal year 1997. The increase in the dollar amount of gross profit was noted in most of the Company's business segments, with the Space and Technology Products and Programs segment experiencing the largest increase in fiscal year 1999, both in dollars and as a percentage of sales, which was primarily related to the increases in higher margin software sales and commercial space-related applications previously discussed. The Company's other business segments, in particular, Power Conversion Products, experienced significant decreases in gross profit as a percentage of sales in fiscal year 1999, primarily the result of increasing price pressures and changes in sales mix.

     SPACE AND TECHNOLOGY PRODUCTS AND PROGRAMS. In fiscal year 1999, Space and Technology Products and Programs gross profit increased $10.3 million, or 67.5%, to $25.5 million from $15.2 million in fiscal year 1998. As a percentage of sales, gross profit increased to 35.5% in fiscal year 1999 from 28.1% in fiscal year 1998. The primary factors in the increase in gross profit in fiscal year 1999 as compared to fiscal year 1998, include a higher portion of higher margin software sales, including the aforementioned large sales to defense-oriented companies and the source code license fees received this fiscal year, and the inclusion of SEi, which had improved gross margins in fiscal year 1999 as compared to fiscal year 1998. Further, the current fiscal year includes full year revenues from Physics International, which was acquired in April 1998. Future gross profit margins may not be maintained at the level reached in the current year in light of the significant contribution of software license sales, which may not recur in a comparable amount. However, the commercial space business of SEi and the software product lines have the potential, if their respective growth and business objectives are achieved, to produce higher gross profit margins as a percent of sales than the traditional government-focused programs of this segment. There can, however, be no assurance that such higher margins will be achieved.

     In fiscal year 1998, Space and Technology Programs and Systems gross profit was $15.2 million, down from $16.3 million in fiscal year 1997. As a percentage of sales, gross profit decreased to 28.1% in fiscal year 1998 from 34.8% in fiscal year 1997. The decrease in gross profit, both as a dollar amount and as a percentage of sales, in fiscal year 1998 as compared to fiscal year 1997, was primarily due to low margins received on a large space technology program at SEi. Partially offsetting the low SEi margins, were gross margin increases primarily due to the addition of Physics International, as previously described, as well as a commercial pulsed power systems contract won during fiscal year 1998. This contract was substantially complete as of the end of fiscal year 1998.

     INDUSTRIAL COMPUTERS AND SUBSYSTEMS. In fiscal year 1999, Industrial Computers and Subsystems gross profit increased $3.3 million, or 23.1%, to $17.5 million from $14.2 million fiscal year 1998. As a percentage of sales, gross profit decreased to 30.9% in fiscal year 1999 from 34.8% in fiscal year 1998. This decrease was primarily due to a change in sales mix which, in fiscal year 1998, included certain higher margin products for an OEM that were near the end of their life cycle, with no such sales in the current year. In addition, the Company now has lower-priced standard products, particularly in Europe, as well as contracts which include full systems with greater third party content, upon which lower gross profit margins are realized.

     The Company won several major contracts with large OEMs during fiscal year 1999, including the aforementioned Siemens ElectroCom programs, and believes it will continue to win OEM projects and that its distribution of catalogs with new lower-priced standard products will provide access to a larger number of OEM opportunities. The competition for such OEM programs, however, is beginning to include more foreign competitors, including Asian companies. In addition, consolidations and other market trends, such as the economic situation in Asia, can adversely impact projected volumes under contracts previously awarded, as happened in fiscal year 1998 when Compaq Computer's acquisition of Digital Equipment Corporation curtailed a Company project. Further, CompactPCI products are continuing to gain favor in the marketplace. While the Company believes its own line of CompactPCI products is well positioned to gain market share in this product area, the impact of these factors on the Company's business is not yet predictable. As a result of the above factors, the Company does not expect future gross profit margins as a percent of sales to increase significantly over those achieved in the current fiscal year.

     In fiscal year 1998, Industrial Computers and Subsystems gross profit increased $2.7 million, or 23.2%, to $14.2 million from $11.5 million in fiscal year 1997. As a percentage of sales, gross profit increased to 34.8% in fiscal year 1998 from 33.7% in fiscal year 1997. This increase in gross profit as a percentage of sales was primarily the result of increased sales during the first half of fiscal year 1998 of certain higher margin customized OEM products to a long-standing customer under a program that was completed during the second quarter of that year. As a result of the completion of this program, as well as the Company's entry into the lower-price standard product arena, gross profit margins were higher in the first half of fiscal year 1998 than in the second half in this business area.

     POWER CONVERSION PRODUCTS. In fiscal year 1999, Power Conversion Products gross profit decreased $2.2 million to $11.9 million from $14.1 million in fiscal year 1998. As a percentage of sales, gross profit decreased to 28.3% in fiscal year 1999 from 38.1% in fiscal year 1998. The decrease in gross profit as a percentage of sales reflects decreased development funding and technology license fees in the POWERCACHE ultracapacitor business, and a lower margin mix of products and services, particularly in the power protection and delivery systems business area. This decrease also reflects significant changes in the Company's pricing strategies in response to competitive pressures, as it continues to improve penetration in its various markets. In addition, as the Company introduces its POWERCACHE ultracapacitor products, it is pursuing aggressive pricing to gain market penetration. As ultracapacitor product sales ramp-up, gross margins will continue to be impacted until the Company reaches full production volumes. In addition, the Company is working on programs to reduce the cost of materials and automate manufacturing in an effort to reduce its production costs. Further, the completion of a high-margin long-term contract for switch components for a National Laboratory pulsed power system contributed to the gross margin decline.

     In fiscal year 1998, gross profit increased $5.1 million to $14.1 million from $9.0 million in fiscal year 1997. Gross margin as a percentage of sales increased to 38.1% in 1998 from 36.4% in fiscal year 1997. This increase in gross profit reflects an increase in sales volume as well as a higher margin mix of products and services from fiscal year 1997, including the contract for switch components for the National Laboratory referred to above and increased funded development and related technology access rights associated with strategic partnering arrangements.

     STERILIZATION AND PURIFICATION SYSTEMS. In fiscal year 1999, Sterilization and Purification Systems gross profit increased $2.4 million to $5.9 million from $3.5 million fiscal year 1998. As a percentage of sales, gross profit increased to 62.8% in fiscal year 1999 from 52.1% in fiscal year 1998. In fiscal year 1998, gross profit increased to $3.5 million and 52.1% from $2.8 million and 44.0% in sales in fiscal year 1997. The increase in gross profit, both in dollars and as a percentage of sales, reflects the increased revenues from high margin license activities in fiscal year 1999 compared to fiscal year 1998 and in fiscal year 1998 compared to fiscal year 1997. In fiscal year 1998, the Company substantially completed a multi-year, low-margin research program with the US Army. The revenues from this program were replaced in fiscal year 1999 and fiscal year 1998 with higher margin commercial licensing and developmental programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     In fiscal year 1999, the Company's selling, general and administrative expenses increased $7.2 million, or 22.9%, to $38.6 million from $31.4 million in fiscal year 1998 and $26.9 million in fiscal year 1997. As a percentage of total sales, selling, general and administrative expenses decreased to 21.5% in fiscal year 1999 from 22.3% in fiscal year 1998 and 22.9% in fiscal year 1997. The increase in the dollar amount of these expenses is primarily in support of the Company's strong sales growth, including the businesses acquired in fiscal years 1999 and 1998. In addition, the Company has made substantial investments related to infrastructure, administrative and sales support. The decrease in selling, general and administrative expenses as a percentage of sales in the current year reflects, in part, the Company's consolidation of the businesses acquired in 1999 and 1998, efforts initiated in the current year to reduce general and administrative expenses, and the fact that certain general and administrative expenses do not increase in direct proportion to sales growth.

RESEARCH AND DEVELOPMENT EXPENSES

     The Company's research and development expenses reflect only internally funded research and development programs. Costs associated with United States government and other customer funded research and development contracts are included in cost of sales. Research and development expenses were $10.8 million, $9.7 million and $6.0 million for fiscal years 1999, 1998 and 1997, respectively. As a percentage of sales, research and development expenses were 6.0% in fiscal year 1999, 6.9% in fiscal year 1998, and 5.1% in fiscal year 1997. The level of research and development expenses reflects the Company's ability to obtain customer funding to support a significant portion of its research and product development activities. The increase in the amount of internally funded research and development in fiscal year 1999 over the level expended in fiscal year 1998, reflects the Company's focus on new commercial product areas, and is primarily due to development efforts on new products at SEi in order to continue the growth of the commercial satellite market for the Company, as well as continuing efforts on development projects in the Company's other operations.

     The increase in the amount of internally funded research and development in fiscal year 1998 over the level expended in fiscal year 1997 was primarily due to expenditures related to ultracapacitor, other power conversion products and power electronics systems development, and CompactPCI and other product development for major new programs in the Industrial Computers and Subsystems business segment.

RESTRUCTURING, ACQUISITION AND OTHER CHARGES

     During fiscal year 1999, the Company recorded restructuring, acquisition and other charges of approximately $5.9 million. Of these charges, approximately $1.6 million consisted primarily of direct acquisition costs for business combinations accounted for using the pooling-of-interests method. In the fourth quarter of fiscal year 1999, the Company recorded a charge of $4.3 million, of which approximately $2.8 million relates to revised estimates of final costs necessary to complete certain criminal justice information system contracts and complete the discontinuation of the related business segment that was discontinued in the third quarter of fiscal year 1998. The charge includes costs to complete and terminate such contracts, as well as other business shutdown costs, including employee-related costs. The remaining $1.5 million of the charge consists primarily of amounts provided for revised estimates of costs to resolve certain environmental and legal contingencies which occurred in prior years, as well as other restructuring provisions, including employee and facility expenses, related to decisions made in July 1999 to reduce certain administrative infrastructure of the Company in Europe and the United States.

     In fiscal year 1998, the Company recorded restructuring, acquisition and other charges totaling $8.9 million. Approximately $6.3 million of the charge is acquisition related, and included a $5.5 million write-off of acquired in-process research and development and direct acquisition costs of approximately $0.8 million for business combinations accounted for using the pooling-of-interests method of accounting. The remaining $2.6 million charge relates to the restructuring and discontinuance of a business segment and the aforementioned criminal justice information system contracts.

INTEREST EXPENSE

     Interest expense was $404,000, $338,000 and $220,000 in fiscal years 1999, 1998, and 1997, respectively. The increase in interest expense in each of last two years is the result of higher average borrowing over the preceding year, due primarily to an increase in debt assumed by the Company from the various businesses acquired in 1999 and 1998. At July 31, 1999, the Company has $2.5 million outstanding under its bank line-of-credit, which was borrowed to pay off certain acquired debt with a higher borrowing rate.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net, consisting primarily of interest income, decreased to $660,000 in fiscal year 1999 from $1.5 million in fiscal year 1998. The decrease in interest income reflects lower average cash balances in fiscal year 1999. During fiscal year 1998, the Company received proceeds of approximately $47 million from a follow-on offering of its common stock. Such cash proceeds have been substantially used by the Company to fund growth in operations and acquisitions during fiscal years 1999 and 1998. Prior to the follow-on offering, interest income was not significant ($249,000 in fiscal year
1997).

PROVISION (CREDIT) FOR INCOME TAXES

     The fiscal year 1999 credit for income taxes includes a credit of $6.1 million, representing the reversal of a valuation allowance provided in previous years against certain deferred tax benefits. The valuation allowance was reversed based on the Company's determination that it has become more likely than not that such deferred tax benefits will be realized in the future. The deferred income tax credit was partially offset by approximately $500,000 of certain foreign and state income tax expense. In future years, the Company will provide income taxes approximating applicable statutory rates, although cash payments for taxes will be substantially lower in the near term as remaining tax loss carry-forwards are utilized.

     The Company's fiscal year 1998 and 1997 provisions for income taxes relate primarily to taxes of the businesses acquired in fiscal year 1999 using the pooling-of-interests method.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

     Minority interest in net income of subsidiaries increased in fiscal year 1999 to $427,000 from $80,000 in fiscal year 1998 and $54,000 in fiscal year 1997. The increase in fiscal year 1999 reflects an increase in the profitability in fiscal year 1999 of the Company's minority owned subsidiaries, primarily in the Sterilization and Purification Systems segment and the Business Software product line of the Space and Technology Products and Programs segment.

NET INCOME (LOSS)

     As a result of the factors mentioned above, net income was $11.1 million in fiscal year 1999 as compared to a net loss of $1.7 million for fiscal year 1998 and net income of $6.5 million for fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on a combination of internally generated funds and bank borrowings to finance its working capital requirements and capital expenditures. In addition, in each of the two most recent fiscal years, the Company received approximately $2.3 million from the exercise of stock options and purchases under employee stock purchase plans. In fiscal year 1998, the Company completed a follow-on public offering of 1.5 million shares of its Common Stock, generating net proceeds of approximately $47 million. A portion of the proceeds was used to repay outstanding bank loans and approximately $12 million of cash was used in fiscal year 1998 for acquisitions. The remaining proceeds were used in fiscal years 1998 and 1999 to fund growth, including additional working capital requirements.

     Cash used in operations in fiscal year 1999 was $6.6 million, compared to $6.1 million in fiscal year 1998, primarily attributable to increases in accounts receivable and inventory, due both to acquired businesses and in support of increased fiscal year 1999 sales. In fiscal year 1997, cash of $3.5 million was provided by operating activities. The Company's capital expenditures in fiscal years 1999, 1998 and 1997 were $8.2 million, $8.4 million and $5.6 million, respectively, and related primarily to production and other capital assets needed to support growth in all of the Company's business units. The Company has ordered and continues to receive additional equipment for volume manufacturing of ultracapacitors in an existing facility, and for manufacture of EMI filter capacitors at the newly expanded Carson City, Nevada manufacturing site. The Company will continue to address future volume or other manufacturing requirements in the upcoming year. Alternatively, the Company may consider leasing facilities or manufacturing equipment or both or may satisfy high-volume manufacturing requirements through outsourcing or under licensing arrangements with third parties. If the Company decides to internally finance construction of additional facilities, a significant amount of capital would be required.

     The Company believes that funds on-hand, together with cash generated from operations and funds available under its bank line of credit, will be sufficient to finance its operations and capital expenditures through fiscal year 2000. In addition to addressing manufacturing requirements, the Company may also from time-to-time consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash, cash equivalents and short-term investments on hand; cash flow from operations; borrowings under the existing bank line of credit; investments by strategic partners and additional debt or equity financings. There can be no assurance that the Company will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

     Maxwell has an unsecured bank line of credit of $20.0 million, under which the Company had borrowings outstanding of approximately $2.5 million as of July 31, 1999, which were repaid in October 1999. The interest rate on the line of credit is tied to LIBOR or the bank's prime rate.

INFLATION AND CHANGES IN PRICES

     Generally, the Company has been able to increase prices to offset its inflation-related increased costs in its commercial businesses. A substantial portion of the Company's business with agencies of the United States government consists of cost-reimbursement contracts, which permit recovery of inflation costs. Fixed-price contracts with government and other customers typically include estimated costs for inflation in the contract price.

SOFTWARE COMPATIBILITY WITH YEAR 2000 DATE PROCESSING

     The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer systems utilizing such programs may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. This issue is often referred to as "Y2K" or a "Y2K" issue or problem. In fiscal year 1998, the Company commenced a three-phase program to ensure Y2K information systems compliance. Phase 1 is to identify and remedy Y2K issues in the Company's significant information systems infrastructure and enterprise business applications, including telecommunications and networking systems, manufacturing/production and delivery systems, as well as accounting and manufacturing software. Phase 2 is to identify and plan for Y2K issues that are specific to the Company's business units, including local software, product matters, facilities related systems and vendor and key partner concerns. Phase 3 is the final testing of each major area of exposure to ensure compliance, and the development of contingency plans for unsolved Y2K deficiencies, such as key vendors failing to adequately address their Y2K problems. The Company has identified four major areas determined to be critical for successful Y2K compliance: (1) networking and telecommunications;
(2) financial and manufacturing information systems applications; (3) products; and (4) third-party relationships.

     In Phase 1 of the program, the Company has completed its review of company-wide and significant systems, several of which have been identified as being Y2K compliant due to their recent implementation or upgrade. Such installations and upgrades were unrelated to the Y2K concern, but rather were implemented in the ordinary course of business. For certain accounting and manufacturing systems, upgrades were needed and all such upgrades have been installed. Identified upgrades of the system infrastructure, such as telephone and networking equipment, are also completed. Final testing and documentation under Phase 1 has been completed. Under Phase 2, the Company has completed identifying, evaluating and resolving business unit exposures. In the third-party area, the Company contacted its significant third parties, primarily key vendors and customers, regarding their Y2K readiness and evaluated their responses. As to products, initial findings indicated that most Company products were not impacted by the potential Y2K problem and that most of those that were impacted appeared to be Y2K compliant. For all products that were not Y2K compliant, the Company has made upgrades available via the Company's Internet web site. Final testing and contingency plan development under Phase 3 was completed in October 1999. Accordingly, the Company believes that it has now fully completed its Y2K Information Systems Compliance Plan.

     The Company has incurred costs of approximately $1.4 million to complete all three phases of its Y2K Information Systems Compliance Program. Such costs include approximately $700,000 related to purchases of certain computer hardware and software, which addressed the Company's Y2K program, but would have been purchased by the Company in any event in connection with the normal periodic upgrade of its systems. In addition, such costs include Company labor costs and amounts paid to external consultants and advisors.

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

FORWARD-LOOKING STATEMENTS

     To the extent that the above discussion goes beyond historical information and indicates results or developments which the Company plans or expects to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "believes," "plans" and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected, and such differences could be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. Readers are referred to the Company's Risk Factor section of the 10-K for a further and more detailed discussion of certain of those factors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has not entered into or invested in any instruments that are subject to market risk.

     The Company's bank line of credit agreement bears interest at a rate that varies based on the LIBOR or the bank's prime rate. The $2.5 million outstanding at July 31, 1999, under this line of credit was repaid in October 1999.

ITEM 8.  FINANCIAL STATEMENTS

         INDEX TO FINANCIAL STATEMENTS OF MAXWELL TECHNOLOGIES, INC.

                                                                                                        PAGE
                                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors........................................................37

Consolidated Balance Sheets as of July 31, 1998 and 1999.................................................38

Consolidated Statements of Operations for the Years Ended July 31, 1997, 1998 and 1999...................39

Consolidated Statements of Stockholders' Equity for the Three Years Ended July 31, 1999..................40

Consolidated Statements of Cash Flows for the Years Ended July 31, 1997, 1998 and 1999...................41

Notes to Consolidated Financial Statements...............................................................42

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Maxwell Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Maxwell Technologies, Inc., and subsidiaries, as of July 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Technologies, Inc. and subsidiaries at July 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.


                                                         /s/ ERNST & YOUNG LLP

San Diego, California
September 21, 1999

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               JULY 31,
                                                                                  ------------------------------------
                                                                                       1998                1999
                                                                                  ---------------    -----------------
ASSETS                                                                              (RESTATED)
Current assets:
  Cash and cash equivalents..................................................       $  21,397          $   8,839
  Accounts receivable:
    Trade and other, less allowance for doubtful accounts of
      $1,513 and $1,003 in 1998 and 1999, respectively.......................          27,030             35,080
    Long-term contracts......................................................          12,723             14,898
                                                                                  ---------------    -----------------
                                                                                       39,753             49,978
  Inventories................................................................          19,378             23,627
  Prepaid expenses...........................................................           2,199              3,733
  Deferred income taxes......................................................             457             10,493
                                                                                  ---------------    -----------------
    Total current assets.....................................................          83,184             96,670
Property, plant and equipment, net...........................................          25,542             27,880
Goodwill and other non-current assets........................................           6,659              9,884
                                                                                  ---------------    -----------------
                                                                                    $ 115,385          $ 134,434
                                                                                  ===============    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................       $  24,019          $  23,817
  Accrued employee compensation..............................................           7,039              7,363
  Current portion of long-term debt..........................................           1,244              3,252
                                                                                  ---------------    -----------------
    Total current liabilities................................................          32,302             34,432
Long-term debt...............................................................           1,218                436
Minority interest............................................................           1,712              2,398
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.10 par value per share, 40,000 shares authorized; 9,210 and
    9,557 shares issued and outstanding at July 31, 1998
    and 1999, respectively...................................................             920                956
  Additional paid-in capital.................................................          72,245             78,082
  Deferred compensation......................................................            (413)              (204)
  Accumulated other comprehensive income.....................................              --               (132)
  Retained earnings..........................................................           7,401             18,466
                                                                                  ---------------    -----------------
    Total stockholders' equity...............................................          80,153             97,168
                                                                                  ---------------    -----------------
                                                                                    $ 115,385          $ 134,434
                                                                                  ===============    =================

See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEARS ENDED JULY 31,
                                                                         -------------------------------------------
                                                                             1997           1998            1999
                                                                         ------------   ------------    ------------
                                                                          (RESTATED)     (RESTATED)
Sales................................................................     $117,775       $140,565        $179,685
Cost of sales........................................................       76,781         92,919         118,937
                                                                         ------------   ------------    ------------
Gross profit.........................................................       40,994         47,646          60,748
Operating expenses:
  Selling, general and administrative................................       26,947         31,378          38,576
  Research and development...........................................        6,042          9,712          10,824
  Restructuring, acquisition and other charges.......................           --          8,942           5,885
                                                                         ------------   ------------    ------------
     Total operating expenses........................................       32,989         50,032          55,285
                                                                         ------------   ------------    ------------
Operating income (loss)..............................................        8,005         (2,386)          5,463
Interest expense.....................................................          220            338             404
Interest income and other, net.......................................         (249)        (1,510)           (660)
                                                                         ------------   ------------    ------------
Income (loss) before income taxes and minority interest..............        8,034         (1,214)          5,719
Provision (credit) for income taxes..................................        1,473            413          (5,776)
Minority interest in net income of subsidiaries......................           54             80             427
                                                                         ------------   ------------    ------------
Net income (loss)....................................................     $  6,507       $ (1,707)       $ 11,068
                                                                         ============   ============    ============

Net income (loss) per share:
     Basic income (loss) per share...................................     $   0.96       $  (0.20)       $   1.18
                                                                         ============   ============    ============
     Diluted income (loss) per share:................................     $   0.87       $  (0.20)       $   1.12
                                                                         ============   ============    ============

Shares used in computing:
     Basic income (loss) per share...................................        6,775          8,503           9,414
                                                                         ============   ============    ============

     Diluted income (loss) per share.................................        7,470          8,503           9,801
                                                                         ============   ============    ============


See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         THREE YEARS ENDED JULY 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                ACCUMULATED
                                                    ADDITIONAL                                     OTHER           TOTAL
                                         COMMON      PAID-IN       DEFERRED       RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                          STOCK      CAPITAL     COMPENSATION     EARNINGS        INCOME          EQUITY
                                        ---------   ----------   -------------    ---------    --------------   ------------
Balance at August 1, 1996 (Restated)    $   650     $ 20,243      $    (605)       $ 2,955      $      --       $  23,243
  Issuance of 445,785 shares under
      stock purchase and option
      plans, net of repurchases....          45        2,814             --           (165)            --           2,694
  Deferred compensation related to
      issuance of 10,000 shares....           1          189           (190)            --             --              --
  Amortization of deferred
      compensation.................          --           --            173             --             --             173
  Comprehensive income:
      Net income...................          --           --             --          6,507             --           6,507
                                                                                                                ------------
  Comprehensive income.............                                                                                 6,507
                                        ---------   ----------   -------------    ---------    --------------   ------------
Balance at July 31, 1997 (Restated)         696       23,246           (622)         9,297             --          32,617

  Issuance of 1,500,000 shares in a
      public stock offering, net of
      offering costs of$3.9 million         150       46,967             --             --             --          47,117
  Issuance of 356,240 shares under
      stock purchase and option
      plans........................          36        2,348             --             --             --           2,384
  Issuance of 544,785 shares in
      connection with acquisitions.          54        3,270             --            609             --           3,933
  Repurchase of 162,073 shares for
      cash under repurchase program         (16)      (3,586)            --           (391)            --          (3,993)
  Amortization of deferred
      Compensation.................          --           --            209             --             --             209
  Dividends paid to shareholders of
      subchapter S corporation prior
      to acquisition...............          --           --             --           (407)            --            (407)
  Comprehensive income:
      Net loss.....................          --           --             --         (1,707)            --          (1,707)
                                                                                                                ------------
  Comprehensive income.............                                                                                (1,707)
                                        ---------   ----------   -------------    ---------    --------------   ------------
Balance at July 31, 1998 (Restated)         920       72,245           (413)         7,401             --          80,153
  Issuance of 296,451 shares
      under stock purchase and
      option plans, including
      related income tax benefit...          30        7,498             --             --             --           7,528
  Repurchase of 62,316 shares for
      cash under repurchase program          (6)      (1,679)            --            (41)            --          (1,726)
  Issuance of 113,514 shares in
      connection with acquisition..          12           18             --            184             --             214
  Amortization of deferred
      compensation.................          --           --            209             --             --             209
  Dividends paid to shareholder of
      acquired company prior to
      acquisition..................          --           --             --           (146)            --            (146)
  Comprehensive income:                      --           --             --             --             --            (132)
      Net income...................          --           --             --         11,068             --          11,068
      Other comprehensive income:
        Foreign currency translation
          adjustment...............          --           --             --             --           (132)           (132)
                                                                                                                ------------
      Other comprehensive income...          --           --             --             --             --            (132)
                                                                                                                ------------
  Comprehensive income.............                                                                                10,936
                                        ---------   ----------   -------------    ---------    --------------   ------------
Balance at July 31, 1999 (Restated)     $   956     $ 78,082      $    (204)       $18,466      $    (132)      $  97,168
                                        =========   ==========   =============    =========    ==============   ============

See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEARS ENDED JULY 31,
                                                                     -----------------------------------------------
                                                                          1997             1998             1999
                                                                     --------------    ------------    -------------
                                                                      (RESTATED)       (RESTATED)
Operating activities:
  Net income (loss).............................................     $    6,507         $  (1,707)       $ 11,068
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
          Depreciation and amortization.........................          2,995             4,362           5,829
          Restructure, acquisition and other charges............             --             7,450           4,240
          Provision for losses on accounts receivable...........            184               734             435
          Loss on sales of property and equipment...............             10                50             116
          Deferred income taxes.................................           (345)               37          (6,144)
          Minority interest in net income of subsidiaries.......             54                80             427
          Deferred compensation.................................            173               209             209
          Changes in operating assets and liabilities:
            Accounts receivable.................................         (3,244)          (13,963)        (10,075)
            Inventories.........................................         (2,812)           (5,882)         (3,899)
            Prepaid expenses and other..........................           (717)           (1,385)         (4,222)
            Accounts payable....................................         (1,950)            2,818          (4,525)
            Accrued employee compensation.......................          1,818             1,192             145
            Income taxes payable and refundable, net............            832               (45)           (211)
                                                                     --------------    ------------    -------------
               Net cash provided by (used in) operating activities        3,505            (6,050)         (6,607)

Investing activities:
  Purchases of property and equipment...........................         (5,589)           (8,426)         (8,215)
  Purchases of businesses, net of cash acquired.................             --           (11,481)             --
  Proceeds from sales of property and equipment.................              8               149              60
                                                                     --------------    ------------    -------------
               Net cash used in investing activities............         (5,581)          (19,758)         (8,155)

Financing activities:
  Principal payments on long-term debt and short-term
     borrowings.................................................         (1,011)           (2,464)         (2,484)
  Proceeds from long-term debt and short-term borrowings........            580             1,322           3,528
  Proceeds from issuance of Company and subsidiary stock........          2,893            50,560           3,164
  Repurchase of Company and subsidiary stock....................           (578)           (4,000)         (1,726)
  Dividends paid to shareholders of acquired companies prior
     to acquisition.............................................             --              (407)           (146)
                                                                     --------------    ------------    -------------
               Net cash provided by financing activities........          1,884            45,011           2,336
                                                                     --------------    ------------    -------------

Effect of exchange rate changes on cash and cash equivalents....             --                --            (132)
                                                                     --------------    ------------    -------------

Increase (decrease) in cash and cash equivalents................           (192)           19,203         (12,558)
Cash and cash equivalents at beginning of year..................          2,386             2,194          21,397
                                                                     --------------    ------------    -------------
Cash and cash equivalents at end of year........................     $    2,194         $  21,397        $  8,839
                                                                     ==============    ============    =============

Cash (paid) received for:
  Interest......................................................     $      (47)        $   1,287        $    379
                                                                     ==============    ============    =============
  Income taxes..................................................     $     (121)        $    (577)       $   (633)
                                                                     ==============    ============    =============

See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Maxwell Technologies, Inc. ("Maxwell" or the "Company") applies industry-leading capabilities in pulsed power, space applications, industrial computers and other advanced technologies to develop and market products and services for commercial and government customers in multiple industries, including energy, satellite, defense, telecommunications, consumer electronics, medical products and water purification. As further discussed in Note 2, the Company's financial results for prior fiscal years have been restated to include the results and accounts of business combinations completed during fiscal year 1999.

    CONSOLIDATION

     The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant inter-company transactions and account balances are eliminated in consolidation.

    CASH EQUIVALENTS

     The Company classifies all highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

    INVENTORIES

     Inventories are stated at the lower of cost (principally average cost method) or market.

    PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method. Depreciation and amortization are provided over the estimated useful lives of the related assets (three to thirty years). Depreciation and amortization of property, plant and equipment amounted to $2,995,000, $4,325,000 and $5,444,000 in fiscal years 1997, 1998 and 1999, respectively.

    CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to potential concentrations of credit risk consist principally of investments in cash equivalents and the Company's accounts receivable. The Company invests its excess cash with major corporate and financial institutions and in United States government backed securities. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity, and has not experienced any losses on these investments. The Company's accounts receivable result from contracts with the United States government, as well as contract and product sales to non-government customers in various industries. The Company performs ongoing credit evaluations of selected non-government customers and generally requires no collateral.

     The balances billed but not paid by customers pursuant to retainage provisions under long-term contracts will be due upon completion of the contracts and acceptance by the customers. Substantially all unbilled receivables at July 31, 1999 are expected to become due and payable within the next year.

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

    INTEREST INCOME AND OTHER NET

     Included in interest income and other, net is interest income of $173,000, $1,625,000 and $783,000 in fiscal years 1997, 1998 and 1999, respectively. The increase in interest income in fiscal year 1998 is due to the investment of net cash proceeds from the Company's follow-on public stock offering completed in November 1997.

    FOREIGN CURRENCIES

     A portion of the Company operations consists of manufacturing and sales activity in foreign countries, specifically the United Kingdom, France and Germany. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the European markets that the Company serves. The operating results of the Company are exposed to changes in exchange rates between the United States Dollar and the British pound, French franc, and the German mark. The Company does not currently hedge its foreign exchange risk, which is not significant at this time. The assets and liabilities of the Company's foreign subsidiaries are translated from their function currencies into United States dollars at exchange rates in effect on the balance sheet date, and revenues and expenses are translated at weighted-average rates prevailing during the year.

    INCOME (LOSS) PER SHARE

     Effective November 1, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE ("Statement No. 128"). Statement No. 128 replaced previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share, and is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, assuming their exercise using the "treasury stock" method, and convertible preferred shares outstanding at certain subsidiaries of the Company, assuming their conversion. Earnings per share amounts for all prior periods have been restated as necessary to conform to Statement No. 128 requirements. For the year ended July 31, 1998, all potentially dilutive securities were excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive.

                 MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The following table sets forth the computation of basic and diluted income per share:

                                                                                    YEARS ENDED JULY 31,
                                                                         --------------------------------------------
                                                                            1997           1998             1999
                                                                         ------------   ------------    -------------
                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
          Basic:
            Net income (loss)........................................    $   6,507       $ (1,707)         $11,068
                                                                         ============   ============    =============

            Weighted average shares..................................        6,775          8,503            9,414
                                                                         ============   ============    =============

            Basic income (loss) per share............................    $    0.96       $  (0.20)         $  1.18
                                                                         ============   ============    =============

          Diluted:
            Net income (loss)........................................    $   6,507       $ (1,707)         $11,068
            Effect of majority-owned subsidiaries' dilutive securities         (12)            --              (78)
                                                                         ------------   ------------    -------------

            Income (loss) available to common shareholders,
                as adjusted..........................................    $   6,495       $ (1,707)         $10,990
                                                                         ============   ============    =============

            Weighted average shares..................................        6,775          8,503            9,414
            Effect of dilutive stock options and other securities....          695             --              387
                                                                         ------------   ------------    -------------
            Weighted average shares, as adjusted.....................        7,470          8,503            9,801
                                                                         ============   ============    =============

            Diluted income (loss) per share..........................    $    0.87       $  (0.20)         $  1.12
                                                                         ============   ============    =============

    COMPREHENSIVE INCOME

     As of August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("Statement No. 130"). Statement No. 130, established new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement No. 130 had no impact on the Company's net income or its shareholders' equity. Foreign currency translation adjustments are the Company's only component of other comprehensive income.

    USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Several of the industries in which the Company operates are characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for product returns and product obsolescence as well as other matters. Historically, actual amounts recorded have not varied significantly from estimated amounts.

NOTE 2 -- BUSINESS COMBINATIONS

         In December 1998, the Company acquired KD Components, Inc. ("KD"), a privately held company that develops and manufactures high voltage multilayer ceramic capacitors and switch mode power supply capacitors for military, aerospace, medical and other applications. Under the terms of the agreement, which was accounted for as a pooling-of-interests, Maxwell purchased all of the outstanding stock of KD in exchange for approximately 145,000 shares of Maxwell common stock valued at approximately $5.5 million on the closing date. The Company incurred direct acquisition costs of approximately $120,000, which were charged to operations.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 2 -- BUSINESS COMBINATIONS (CONTINUED)

         In January 1999, the Company acquired Space Electronics, Inc. ("SEi"), a closely held company that specializes in the manufacture of radiation-hardened microelectronics for the commercial space market. Under the terms of this agreement, which was accounted for as a pooling-of-interests, Maxwell purchased all of the outstanding stock of SEi in exchange for approximately 681,000 shares of Maxwell common stock valued at approximately $25 million on the closing date. The Company incurred direct acquisition costs of approximately $1.1 million, which were charged to operations.

         As a result of the above acquisitions, the Company's prior year financial statements have been restated to include the combined historical results of KD and SEi. The table below sets for the combined revenues, net income (loss) and basic and diluted income (loss) per share for the restated periods shown (in thousands, except per share data):

                                           MAXWELL                KD                   SEI              COMBINED
                                      ------------------   ------------------    ----------------   ------------------
      Year Ended July 31, 1998:
          Revenues                         $125,308               $4,443               $10,814           $140,565
          Net loss                             (769)                 (35)                 (903)            (1,707)
          Basic loss per share                (0.10)               (0.24)                (1.33)             (0.20)
          Diluted loss per share              (0.10)               (0.24)                (1.33)             (0.20)

      Year Ended July 31, 1997:
          Revenues                         $101,411               $4,200               $12,164           $117,775
          Net income                          4,024                  231                 2,252              6,507
          Basic income per share               0.68                 1.59                  3.31               0.86
          Diluted income per share             0.60                 1.59                  3.31               0.87

     Also in January 1999, the Company purchased a German company, which was formerly a distributor for the Company's industrial computer business. The acquisition was accounted for as a pooling-of-interests and consisted of the purchase of all the outstanding stock of the German company in exchange for approximately 114,000 shares of Maxwell common stock valued at approximately $5 million on the closing date. The Company incurred direct acquisition costs of approximately $75,000, which were charged to operations. The historical results of operations of the acquired company were not material in relation to those of Maxwell and financial information for prior periods was not restated to reflect the merger. Retained earnings as of the beginning of the Company's fiscal year 1999 second quarter were restated to reflect the retained earnings of the acquired company of approximately $184,000 as of such date.

NOTE 3 -- BALANCE SHEET DETAILS

     Accounts receivable from long-term contracts consists of the following at July 31:

                                                                                      1998          1999
                                                                                   -----------   -----------
                                                                                        (IN THOUSANDS)
               United States Government:
                 Amounts billed..............................................      $   7,248     $   5,878
                 Amounts unbilled............................................          3,024         3,534
               Commercial customers:
                 Amounts billed..............................................            905         4,530
                 Amounts unbilled............................................          1,546           956
                                                                                   -----------   -----------
                                                                                   $  12,723     $  14,898
                                                                                   ===========   ===========

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

     Inventories consist of the following at July 31:

                                                                                      1998          1999
                                                                                   -----------   -----------
                                                                                        (IN THOUSANDS)
               Finished goods................................................      $    1,494    $    3,624
               Work in process...............................................           3,686         3,907
               Raw materials and purchased parts.............................          14,198        16,096
                                                                                   -----------   -----------
                                                                                   $   19,378    $   23,627
                                                                                   ===========   ===========

     Property, plant and equipment consists of the following at July 31:

                                                                                      1998          1999
                                                                                   -----------   -----------
                                                                                        (IN THOUSANDS)
               Land and land improvements....................................      $    3,470    $    3,470
               Buildings and building improvements...........................           8,442         9,257
               Machinery, furniture and office equipment.....................          45,029        49,517
               Leasehold improvements........................................           5,395         6,029
                                                                                   -----------   -----------
                                                                                       62,336        68,273
               Less accumulated depreciation and amortization................          37,958        41,719
                                                                                   -----------   -----------
                                                                                       24,378        26,554
               Construction in progress......................................           1,164         1,326
                                                                                   -----------   -----------
                                                                                   $   25,542    $   27,880
                                                                                   ===========   ===========

     Goodwill and other non-current assets consist of the following at July 31:

                                                                                      1998          1999
                                                                                   -----------   -----------
                                                                                        (IN THOUSANDS)
               Goodwill and other intangible assets, net of accumulated
                  amortization of $37 and $422 in 1998 and 1999, respectively      $    5,282    $    5,450
               Equity investments in unconsolidated companies................              40         2,050
               Deposits and other............................................           1,337         1,571
               Deferred income taxes - long-term.............................              --           813
                                                                                   -----------   -----------
                                                                                    $   6,659    $    9,884
                                                                                   ===========   ===========

     Accounts payable consist of the following at July 31:

                                                                                      1998          1999
                                                                                   -----------   -----------
                                                                                        (IN THOUSANDS)
               Accounts payable and accrued expenses.........................      $   21,061    $   18,413
               Restructure accruals..........................................              --         2,475
               Customer advances.............................................           1,806         1,887
               Environmental reserves........................................           1,152         1,042
                                                                                   -----------   -----------
                                                                                   $   24,019       $23,817
                                                                                   ===========   ===========

NOTE 4 -- CREDIT AGREEMENT

     The Company has an unsecured bank line of credit agreement, which expires in March 2000, under which the Company may borrow up to $20 million at the bank's prime rate, or at LIBOR plus 1.75% (6.56% at July 31, 1999). At July 31, 1999, the Company had $2.5 million outstanding under the line, which was repaid in October 1999. The line of credit agreement provides that neither the Company nor any of its subsidiaries may, directly or indirectly, make any distributions of cash dividends. The line of credit agreement also requires the Company to comply with various financial covenants. The Company was in compliance with all such covenants at July 31, 1999.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 5 -- STOCK ACTIVITY AND STOCK PLANS

    STOCK OPTION PLANS

     In December 1995, the Company adopted the 1995 Stock Option Plan under which 500,000 shares of Common Stock were reserved for future grant. In January 1997, January 1998, and January 1999 an additional 300,000, 490,000 and 700,000 shares, respectively, were reserved for future issuance under the plan. This plan and the Company's Director Stock Option Plan provide for granting either Incentive Stock Options or Non-Qualified Stock Options to employees and non-employee members of the Company's Board of Directors, respectively. Options are also outstanding under an expired stock option plan. Options granted under these plans are for the purchase of Common Stock of the Company at not less than the stock's fair market value at the date of grant. Employee options are generally exercisable in cumulative annual installments of 20 - 30 percent, while options in the Director Option Plan are exercisable in full one year after date of grant. All options have terms of five to ten years.

     The following table summarizes Company stock option activity for the three years ended July 31, 1999:

                                                                              NUMBER          WEIGHTED AVERAGE
                                                                             OF SHARES         EXERCISE PRICE
                                                                           -------------      ----------------
     Balance at August 1, 1996.........................................      1,196,026              $ 4.57
       Granted.........................................................        373,700              $15.95
       Exercised.......................................................       (406,656)             $ 4.61
       Expired or forfeited............................................       (108,390)             $ 4.42
                                                                           -------------
     Balance at July 31, 1997..........................................      1,054,680              $ 8.60
       Granted.........................................................        591,500              $25.23
       Exercised.......................................................       (324,825)             $ 5.49
       Expired or forfeited............................................        (56,200)             $18.57
                                                                           -------------
     Balance at July 31, 1998..........................................      1,265,155              $16.73
       Granted.........................................................        684,140              $23.87
       Exercised.......................................................       (285,400)             $ 9.65
       Expired or forfeited............................................        (41,340)             $19.96
                                                                           -------------
     Outstanding at July 31, 1999......................................      1,622,555              $20.90
                                                                           =============
     Available for future grant under the 1995 Stock Option Plan.......        116,100
                                                                           =============
     Available for future grant under the Director Option Plan.........         85,674
                                                                           =============

     The following table summarizes information concerning outstanding and exercisable Company stock options at July 31, 1999:

                                                                       WEIGHTED
                                                    WEIGHTED            AVERAGE                          WEIGHTED
                                                    AVERAGE            REMAINING                          AVERAGE
      RANGE OF EXERCISE          OPTIONS            EXERCISE          CONTRACTUAL        OPTIONS         EXERCISE
             PRICES            OUTSTANDING           PRICE                LIFE         EXERCISABLE         PRICE
       $  3.56 -  5.00            172,946            $  4.24           3.7 years         113,903        $   4.40
       $  5.12 -  7.25             59,248            $  6.80           2.1 years          26,020        $   6.53
       $ 11.00 - 20.63            277,421            $ 18.61           5.9 years          87,700        $  18.86
       $ 20.64 - 22.50            266,050            $ 21.94           8.6 years           3,300        $  21.67
       $ 22.51 - 24.75            277,200            $ 23.70           6.5 years          80,100        $  23.69
       $ 24.76 - 25.00            227,890            $ 25.00           9.8 years              --        $     --
       $ 25.01 - 32.75            341,800            $ 27.83           8.3 years          64,070        $  27.45
                             ----------------                                          -------------
                                1,622,555                                                375,093
                             ================                                          =============

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 5 -- STOCK ACTIVITY AND STOCK PLANS (CONTINUED)

     In addition, the Company has established separate stock option plans for four of its principal operating subsidiaries. Options to purchase shares of subsidiary stock were granted primarily during fiscal year 1997. Options outstanding at July 31, 1999 total from 7% to 14% of such various subsidiaries' outstanding common stock.

     The Company has adopted the disclosure-only provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement No. 123"). In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted in 1997, 1998 or 1999 as the stock options have been granted at their current fair market value. If the Company had elected to recognize compensation cost based on the fair value method prescribed by Statement No. 123, the Company's net income (loss) and diluted income (loss) per share would have been adjusted to the pro-forma amounts indicated below:

                                                                       YEAR ENDED JULY 31,
                                                     ------------------------------------------------------
                                                          1997                1998               1999
                                                     ----------------    ---------------    ---------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Net income (loss), as reported..........      $  6,507             $ (1,707)           $ 11,068
           Pro forma net income (loss)...........      $  5,783             $ (4,739)           $  5,381

         Diluted income (loss) per share, as
         reported................................      $   0.87             $  (0.20)           $   1.12
           Pro forma diluted income (loss) per
           share.................................      $   0.77             $  (0.56)           $   0.55

     The impact of outstanding non-vested stock options granted prior to 1997 has been excluded from the pro forma 1999 calculations; accordingly, the 1997, 1998 and 1999 pro forma adjustments are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows:
1999 -risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of 66%; and a weighted average expected term of 5 years; 1998 - risk-free interest rate of 5.5%; dividend yield of 0%; volatility factor of 54%; and a weighted-average expected term of 4 years; 1997 - risk-free interest rate of 6.0%; dividend yield of 0%; volatility factor of 52%; and a weighted-average expected term of 3 years. The fair value of subsidiary options at the date of grant was estimated using the Black-Scholes model with assumptions as above. The estimated weighted average fair value at grant date for Company options granted during fiscal years 1997, 1998 and 1999 was $6.49, $12.05 and $13.50 per option, respectively.

    STOCK PURCHASE PLANS

     In December 1994, the Company established the 1994 Employee Stock Purchase Plan and a Director Stock Purchase Plan. The employee plan permits substantially all employees to purchase Common Stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period. The director plan permits non-employee directors to purchase common stock at 100% of the trading price of the stock on the date a request for purchase is received. In fiscal years 1997, 1998 and 1999, 39,129, 40,795 and 48,388 shares, respectively, were issued under the two plans for an aggregate of $442,000, $759,000 and $970,000, respectively. At July 31, 1999,
250,152 shares are reserved for future issuance under these plans.

    DEFERRED COMPENSATION

     In 1996 and 1997, an executive officer of the Company was granted shares of the Company's Common Stock subject to certain restrictions. The shares granted vest ratably over a four-year period, and at the grant dates the shares had a fair value of approximately $645,000 and $190,000, respectively. Those values, net of accumulated amortization, are shown as deferred compensation in the accompanying Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity. The deferred compensation is being amortized to expense over the four-year vesting periods, and such amortization totaled $173,000, $209,000 and $209,000 in fiscal year 1997, 1998 and 1999, respectively.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 5 -- STOCK ACTIVITY AND STOCK PLANS (CONTINUED)


    STOCKHOLDER RIGHTS PLAN

     In October 1999, the Company adopted a new Stockholder Rights Plan as a successor to its previous plan, which expired in June 1999. In accordance with the new plan, the Company distributed one non-voting Common Stock purchase right ("Right") for each outstanding share of Common Stock. The Rights are not exercisable and will not trade separately from the Common Stock unless a person or group acquires, or makes a tender offer for, 15% or more of the Company's Common Stock. Initially, each Right entitles the registered holder to purchase one share of Company Common Stock at a price of $75 per share, subject to certain anti-dilution adjustments.

     If the Rights become exercisable and certain conditions are met, then each Right not owned by the acquiring person or group will entitle its holder to receive, upon exercise, Company Common Stock having a market value of twice the exercise price of the Right. In addition, the Company may redeem the Rights at a price of $0.01 per Right, subject to certain restrictions.

     The new Stockholder Rights Plan expires on October 21, 2009.

NOTE 6 -- INCOME TAXES

     The provision (credit) for income taxes is as follows for the years ended July 31:

                                           1997         1998          1999
                                        ----------   ----------    ---------
                                                   (IN THOUSANDS)
     Federal:
       Current.......................    $  1,431     $    127      $     --
       Deferred......................        (293)          16        (4,354)
                                        ----------   ----------     ---------
                                            1,138          143        (4,354)
     State:
       Current.......................         387           25            82
       Deferred......................         (52)          19        (1,872)
                                         ----------   ----------    ---------
                                              335           44        (1,790)
     Foreign:
       Current.......................          --          200           394
       Deferred......................          --           26           (26)
                                         ----------   ----------    ---------
                                               --          226           368
                                         ----------   ----------    ---------
                                         $  1,473     $    413      $ (5,776)
                                         ==========   ==========    =========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities are as follows at July 31:

                                                          1998          1999
                                                       ----------    ---------
                                                            (IN THOUSANDS)
     Deferred tax assets:
       Uniform capitalization, contract and
         inventory-related reserves..................  $ 2,732        $ 2,650
       Environmental and restructuring provisions....    1,430          2,319
       Asset write-downs under FASB Statement No. 121    1,112          1,031
       Acquired in-process research and development..      959            893
       Accrued vacation..............................      819            866
       Allowance for doubtful accounts...............      451            380
       Tax loss carryforwards........................    1,300            900
       Research and development and other tax credit
        carryforwards...............................       --           2,921
       Other........................................       483            401
       Valuation allowance..........................    (7,920)           --
                                                      ---------       --------
           Total deferred tax assets................     1,366         12,361
                                                      ---------       --------
     Deferred tax liabilities:
       Tax basis depreciation in excess of book
         depreciation...............................      (686)          (816)
       Tax basis research and development expense
         in excess of book expense..................      (223)          (239)
                                                      ---------       --------
           Total deferred tax liabilities...........      (909)        (1,055)
                                                      ---------       --------
           Net deferred tax assets..................   $   457        $11,306
                                                      =========       ========

     The Company cannot carry losses back to prior years. Through fiscal year 1998, the Company had provided a valuation allowance against the future tax benefits of its net operating loss carryforwards and net deferred income tax assets as realization of such future benefits was deemed to be uncertain. Based on the Company's earnings in fiscal years 1997, 1998 and 1999 and the amount of its pre-tax income in fiscal year 1999, management has determined that it is more likely than not that the Company will receive the future benefits from its net deferred income tax assets, including tax credits and remaining net operating loss carryforwards. Accordingly, in the fourth quarter of fiscal year 1999, the Company reversed the valuation allowance and recorded net deferred income tax assets of approximately $10.7 million, of which $4.6 million was recorded as a credit to additional paid-in capital for tax benefits relating to employee stock option and stock purchase plan activity in the current and prior years.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

     The current income tax expense in fiscal year 1999 was primarily due to foreign taxes on the profits of the Company's United Kingdom subsidiary, and certain minimum state income taxes. The Company's fiscal year 1998 and 1997 provisions for income taxes relate primarily to taxes of the businesses acquired in fiscal year 1999 using the pooling-of-interests method.

     As of July 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $1,700,000 and $3,300,000, respectively. The federal loss carryforward expires in fiscal year 2011, while the state loss carryforwards expire in fiscal years 2000 through 2001. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes of $6.3 million an $9.6 million, which begin to expire in 2004.

     The provision (credit) for income taxes in the accompanying statements of operations differs from the amount calculated by applying the statutory income tax rate of 35% to income (loss) before income taxes and minority interest. The primary components of such difference are as follows for the years ended
July 31:

                                                               1997              1998              1999
                                                         -----------------   --------------    -------------
                                                                           (IN THOUSANDS)
        Tax at federal statutory rate...............        $ 2,811           $    (425)         $  2,002
        State taxes, net of federal benefit.........            633                 102               339
        Effect of foreign subsidiary................             --                 (47)               76
        Impact of asset basis difference in
            acquisitions............................             --               1,237               496
        Utilization of net operating loss carryforwards        (700)               (500)             (400)
        Valuation allowance, including tax benefits of
            stock activity and other items..........         (1,271)                 46            (8,289)
                                                         -----------------   --------------    -------------
                                                            $ 1,473           $     413          $ (5,776)
                                                         =================   ==============    =============

NOTE 7 -- LEASES

     Rental expense amounted to $2,101,000, $3,676,000 and $5,459,000 in fiscal years 1997, 1998 and 1999, respectively, and was incurred primarily for facility rental. Future annual minimum rental commitments as of July 31, 1999, are as follows:


         FISCAL YEARS
            2000......................................................      $ 5,169,000
            2001......................................................        4,996,000
            2002......................................................        3,866,000
            2003......................................................        2,850,000
            2004......................................................        2,251,000
            Thereafter................................................        4,820,000
                                                                          ---------------
                                                                            $23,952,000
                                                                          ===============

     Certain leases include renewal options for periods ranging from one to twenty-five years and are subject to rental adjustment based on consumer price indices. Substantially all leases provide that the Company pay for property taxes, insurance, and repairs and maintenance.

     The Company also subleases certain of its leased facilities under non-cancellable subleases through 2002. Future annual amounts due to the Company under such subleases are as follows: fiscal year 2000 - $392,000, fiscal year 2001 - $404,000 and fiscal year 2002 - $168,000.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 8 -- EMPLOYEE BENEFIT PLANS

     Substantially all United States employees are eligible to elect coverage under contributory employee savings plans which provide for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company's matching contributions under these plans totaled $632,000, $824,000 and $1,074,000 in fiscal years 1997, 1998 and 1999, respectively.

NOTE 9 -- RESTRUCTURING, ACQUISITION AND OTHER CHARGES

     During fiscal year 1999, the Company recorded restructuring, acquisition and other charges of approximately $5.9 million. Of these charges, approximately $1.6 million consisted primarily of direct acquisition costs for business combinations accounted for using the pooling-of-interests method. In the fourth quarter of fiscal year 1999, the Company recorded an additional $4.3 million charge, of which approximately $2.8 million relates to revised estimates of final costs necessary to complete certain criminal justice information system contracts and complete the discontinuation of the related business segment that was discontinued in the third quarter of fiscal year 1998. The revision affected costs to complete and terminate such contracts, as well as other business shutdown costs, including employee-related costs. The remaining $1.5 million of the charge consists primarily of amounts provided for revised estimates of costs to resolve certain environmental and legal contingencies which occurred in prior years, as well as other restructuring provisions, including employee and facility expenses, related to decisions made in July 1999 to reduce certain administrative infrastructure of the Company in Europe and the United States.

     Primarily due to the acquisition of three businesses, the Company recorded an $8.9 million pre-tax charge in the third quarter of fiscal year 1998. Approximately $6.3 million of the charge related to the acquisition of the three businesses, including transaction costs for business combinations accounted for as a pooling of interests, and the appraised amount of acquired in-process research and development for the two purchase business combinations. Also during the third quarter of fiscal year 1998, the Company reorganized the operations within the former Information Products and Services business segment, including a refocusing of certain operations along the lines of other business segments and the discontinuation of certain businesses. Charges related to this discontinued business segment amounted to $2.6 million.

NOTE 10 -- ENVIRONMENTAL MATTER

     In 1992, the Company and approximately 40 other potentially responsible parties signed a consent order with the State of California with respect to costs to be incurred at a recycling facility to characterize and remediate hazardous substances. To date, the site has been characterized, and the Company and the other potentially responsible parties have paid substantially all of their respective shares of the costs of such characterization. The estimated cost of monitoring and remediation activities, of which the Company's share is currently estimated at approximately 3.3%, totals approximately $23 million. Approximately $21 million of this amount will consist of maintenance, monitoring and related costs to be incurred over a 25-30 year period. The Company has accrued its share of such estimated costs. On the basis of such amounts accrued by the Company, it is management's opinion that any additional liability resulting from this situation will not have a material effect on the Company's consolidated financial statements.

NOTE 11 -- BUSINESS SEGMENTS

     In fiscal year 1999, Maxwell adopted Statement of Financial Accounting Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("Statement No. 131"). The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments. The adoption of Statement No. 131 did not have a material effect on Maxwell's financial statements, although segment information disclosures were affected.

                 MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 11 -- BUSINESS SEGMENTS (CONTINUED)

     Maxwell's management evaluates performance and allocates resources based on a measure of segment operating profit (loss), excluding restructuring, acquisition and other charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Maxwell does not evaluate segment performance on amounts provided for restructuring, acquisition and other charges, or on items of income or expense below operating profit (loss). Accordingly, such items are not segregated by operating segment.

     In accordance with the requirements and guidelines of Statement No. 131, Maxwell's operations have been classified into the following business segments (prior year segment information has been restated to conform to Statement No. 131 guidelines):

     - SPACE AND TECHNOLOGY PRODUCTS AND PROGRAMS: Includes design, development and manufacture of high reliability radiation-hardened electronic components and consulting services for commercial and government space systems, research and development programs in pulsed power, pulsed power systems design and construction, computer-based analytic services and software, and weapons effects simulation, primarily for the DOD.

     - INDUSTRIAL COMPUTERS AND SUBSYSTEMS: Includes design and assembly of standard, custom and semi-custom industrial computer modules, platforms and fully integrated systems primarily for OEMs.

     - POWER CONVERSION PRODUCTS: Includes design, development and manufacture of electrical components, systems and subsystems, including products that capitalize on pulsed power such as ultracapacitors, high voltage capacitors and other electrical components, power distribution and conditioning systems and EMI filter capacitors.

     - STERILIZATION AND PURIFICATION SYSTEMS: Includes design, development and manufacture of systems based on two patented pulse power processes incorporating capacitors and other pulsed power components designed and manufactured by the Company. The PUREBRIGHT-Registered Trademark-system utilizes intense pulsed light to kill microorganisms and viruses in water and blood plasma and other biopharmaceutical products, and on food, food packaging and medical products. The COOLPURE-Registered Trademark- system uses pulsed electrical fields to kill microorganisms in liquids and liquid foods, such as juices, dairy products and sauces.

                  MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

     Business segment financial data, including partial-year results for fiscal year 1998 of the Information Products and Services segment prior to it discontinuance, for the three years ended July 31 is as follows:

                                                                       1997              1998             1999
                                                                  --------------    --------------   ---------------
                                                                                   (IN THOUSANDS)
Sales:
  Other.......................................................    $    5,271        $    1,833       $       --
  Space and Technology Products and Programs..................        47,006            54,113           71,748
  Industrial Computers and Subsystems.........................        34,259            40,864           56,516
  Power Conversion Products...................................        24,766            36,981           42,032
  Sterilization and Purification Systems......................         6,473             6,774            9,389
                                                                  --------------    --------------   -------------
      Consolidated total......................................    $  117,775        $  140,565       $  179,685
                                                                  ==============    ==============   =============

Operating profit (loss):
  Other.......................................................    $   (3,377)       $     (728)      $       --
  Space and Technology Products and Programs..................         5,857            (1,745)           8,325
  Industrial Computers and Subsystems.........................         2,417             3,149            3,325
  Power Conversion Products...................................         2,508             3,798           (1,630)
  Sterilization and Purification Systems......................           316               466            2,512
                                                                  --------------    --------------   -------------
      Total operating profit (loss)...........................         7,721             4,940           12,532
  Corporate expenses and revenues.............................           533            (5,816)          (6,409)
  Interest expense............................................          (220)             (338)            (404)
                                                                  --------------    --------------   -------------
      Income (loss) before income taxes, and minority interest    $    8,034        $   (1,214)      $    5,719
                                                                  ==============    ==============   =============

Identifiable assets:
  Other.......................................................    $    4,631        $       --       $       --
  Space and Technology Products and Programs..................        15,708            39,737           40,631
  Industrial Computers and Subsystems.........................        12,167            19,180           26,806
  Power Conversion Products...................................         9,031            23,574           30,202
  Sterilization and Purification Systems......................         5,207             6,230            9,169
  Corporate...................................................         8,436            26,664           27,626
                                                                  --------------    --------------   -------------
      Consolidated total......................................    $   55,180        $  115,385       $  134,434
                                                                  ==============    ==============   =============

Depreciation and amortization:
  Other.......................................................    $      218        $      133       $       --
  Space and Technology Products and Programs..................           991             1,884            2,413
  Industrial Computers and Subsystems.........................           469               667            1,126
  Power Conversion Products...................................           642               890            1,391
  Sterilization and Purification Systems......................           349               462              504
  Corporate...................................................           326               326              395
                                                                  --------------    --------------   -------------
      Consolidated total......................................    $    2,995        $    4,362       $    5,829
                                                                  ==============    ==============   =============

Capital expenditures:
  Other.......................................................    $      590        $       15       $       --
  Space and Technology Products and Programs..................         1,789             2,917            3,262
  Industrial Computers and Subsystems.........................           992               810            1,009
  Power Conversion Products...................................         1,036             3,277            3,098
  Sterilization and Purification Systems......................           872               458              283
  Corporate...................................................           310               949              563
                                                                  --------------    --------------   -------------
      Consolidated total......................................    $    5,589        $    8,426       $    8,215
                                                                  ==============    ==============   =============

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

     Intersegment sales are insignificant. Corporate expenses include restructuring, acquisition and other charges in fiscal years 1998 and 1999. Identifiable assets by segment include the assets directly identified with those segments. Corporate assets consist primarily of cash and cash equivalents, deferred tax assets and credits, and the telecommunications, centralized computers and networking equipment of the Company.

     Sales under United States government contracts and subcontracts are primarily in the Space and Technology Products and Programs business segment, and aggregated $36,246,000, $43,946,000 and $51,823,000 in fiscal year 1997,
1998, and 1999, respectively.

     Sales to customers in excess of 10% of total Company sales included sales to the United States Air Force amounting to 12% and 10% of Company sales in fiscal years 1997 and 1998, respectively. Additionally, a customer of the Industrial Computers and Subsystems business segment represented 10% of sales of the Company in fiscal year 1997.

     International sales amounted to $14,123,000, $21,065,000 and $32,545,000 in fiscal years 1997, 1998, and 1999 respectively, principally to customers in the United Kingdom and countries in Europe and the Pacific Rim. Company assets located outside the United States totaled approximately $4,200,000 and $9,100,000 at July 31, 1998 and 1999, respectively. The Company had no foreign operations in 1997.

NOTE 12 - RELATED PARTY TRANSACTION

         In February 1999, the Company loaned $2.0 million to its Chairman and former CEO under a full recourse promissory note agreement. The note bears interest at 5% per year. Principal and accumulated interest is due and payable in February 2001, and is secured in part by a pledge of Company stock owned by the Chairman.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEMS 10 THROUGH 13.

         The information required under Item 10 (Directors and Executive Officers of the Registrant), Item 11, (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be reported in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A as follows and is incorporated herein by reference:

Item Number                                 Heading in Proxy Statement
-----------                                 --------------------------
10---------------                           "ELECTION OF DIRECTORS"

11---------------                           "EXECUTIVE COMPENSATION"

12---------------                           "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                            AND MANAGEMENT"

13---------------                           "EXECUTIVE COMPENSATION"

(See also Item 4.1 - "Executive Officers of the Registrant," Part I, SUPRA)

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) FINANCIAL STATEMENTS

         See Item 6, Item 7 and Item 8.

    (a)(2) FINANCIAL STATEMENT SCHEDULES

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

         3.3+ Certificate of Amendment of Restated Certificate of Incorporation of the Registrant increasing the number of authorized shares to 40 million, dated February 9, 1998.

         3.4 Bylaws of the Registrant as amended to date-- Exhibit 3.2 to the 1987 Form 10-K is incorporated by reference.

         3.5        Revised Article IV of the Bylaws of the Registrant-- Exhibit
                    3.4 to the 1997 Form 10-K is incorporated by reference.

        10.1        Maxwell Laboratories, Inc. Director Stock Option Plan --
                    Exhibit 10.23 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1989 ("1989 Form 10-K") is incorporated by reference.

        10.2 Amendment Number One to Maxwell Laboratories, Inc. Director Stock Option Plan, dated February 7, 1997 -- Exhibit 10.2 to the 1997 Form 10-K is incorporated by reference.

        10.3+ Amendment Number Two to Maxwell Laboratories, Inc. Director Stock Option Plan, dated January 28, 1999.

        10.4 Maxwell Laboratories, Inc. 1985 Stock Option Plan as amended to date -- Exhibit 10.3 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1991 ("1991 Form 10-K") is incorporated by reference.

        10.5        Maxwell Laboratories, Inc. 1995 Stock Option Plan -- Exhibit
                    10.3 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1995 ("1995 Form 10-K") is incorporated by reference.

        10.6 Amendment Number One to Maxwell Laboratories, Inc. 1995 Stock Option Plan, dated March 19, 1997-- Exhibit 10.6 to the 1997 Form 10-K is incorporated by reference.

        10.7 Amendment Number Two to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated January 28, 1998-- Exhibit 10.6 to the 1998 Form 10-K is incorporated by reference.

        10.8+ Amendment Number Three to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated January 28, 1999.

        10.9 Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan-- Exhibit 10.4 to the 1995 Form 10-K is incorporated by reference.

        10.10 Maxwell Laboratories, Inc. 1994 Director Stock Purchase Plan-- Exhibit 10.5 to the 1995 Form 10-K is incorporated by reference.

        10.11 Lease dated February 28, 1986 between the Registrant, as Lessee, and Elkhorn Ranch, Inc., as Lessor -- Exhibit 10.11 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1986 ("1986 Form 10-K") is incorporated by reference.

        10.12 First Amendment to Industrial Real Estate Lease between the Registrant, as Lessee, and Elkhorn Ranch, Inc., as Lessor, dated June 30, 1995 -- Exhibit 10.11 to the 1997 Form 10-K is incorporated by reference.

        10.13 Maxwell Technologies, Inc. Officer and Director Stock Repurchase Policy-- Exhibit 10.12 to the 1998 Form 10-K is incorporated by reference.

        10.14 Office Lease Agreement dated August 28, 1987 by and between Airport Property Company, a N.M. Limited Partnership, as Lessor, and the Registrant, as Lessee -- Exhibit 10.16 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1988 ("1988 Form 10-K") is incorporated by reference.

        10.15 Agreement of May, 1994 between the Registrant and Compagnie Europeene de Composants Electroniques -- LCC under which the Registrant licenses, manufactures and distributes certain capacitors -- Exhibit 10.11 to the 1995 Form 10-K is incorporated by reference.

        10.16 Lease dated April 17, 1995, by and between Cody Three, Inc., as Lessor, and the Registrant, as Lessee -- Exhibit 10.12 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1996 ("1996 Form 10-K") is incorporated by reference.

        10.17 Amended and Restated Industrial Real Estate Lease dated January 1, 1997 by and between Equus 9177, LLC, as Lessor, and I-Bus, Inc., as Lessee. -- Exhibit 10.16 to the 1997 Form 10-K is incorporated by reference.

        10.18 Maxwell Laboratories, Inc. Executive Deferred Compensation Plan, dated September 1, 1998. -- Exhibit 10.17 to the 1998 Form 10-K is incorporated by reference.

        10.19+ Chief Executive Officer Maxwell Technologies, Inc. Employment Agreement dated April 30, 1999 between the Registrant and Thomas L. Horgan.

        10.20 Chief Executive Officer Employment Contract dated March 25, 1996 and Amendment dated April 16, 1996 between the Registrant and Kenneth F. Potashner-- Exhibit 10.16 to the 1996 Form 10-K is incorporated by reference.

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

        10.24+ Secured Promissory Note dated February 2, 1999 and Stock Pledge Agreement dated February 2, 1999 between Registrant and Kenneth F. Potashner.

        10.25+ Stock Pledge Agreement dated February 2, 1999 between Registrant and Kenneth F. Potashner.

        10.26 Lease dated October 12, 1994 by and between Madison Square Partnership, as Lessor, and PurePulse Technologies, Inc. (formerly Foodco Corporation), as Lessee -- Exhibit 10.18 to the 1995 Form 10-K is incorporated by reference.

        10.27 Lease dated November 1, 1996, by and between Ponderosa Pines Partnership, as Lessor, and PurePulse Technologies, Inc., as Lessee -- Exhibit 10.25 to the 1997 Form 10-K is incorporated by reference.

        10.28 Line of Credit Agreement dated March 4, 1998, between the Registrant and Sanwa Bank California and First Amendment dated May 29, 1998 between the Registrant and Sanwa Bank of California -- Exhibit 10.26 to the 1998 Form 10-K is incorporated by reference.

        10.29 Lease dated February 13, 1994 by and between Terilee Enterprises, Inc., as Lessor, and the Registrant, as Lessee -- Exhibit 10.23 to the 1994 Form 10-K is incorporated by reference.

        10.30 Lease dated June, 1997 by and between AEW/LBA Acquisition Company II, LLC, as Lessor and the Registrant as Lessee --
                    Exhibit 10.29 to the 1997 Form 10-K is incorporated by reference.

        10.31+      Executive Bonus Plan for Fiscal Year 2000.

        10.32       PurePulse Technologies, Inc. 1994 Stock Option Plan--
                    Exhibit 10.26 to the 1996 Form 10-K is incorporated by reference.

        10.33       Maxwell Federal Division, Inc. 1996 Stock Option Plan--
                    Exhibit 10.34 to the 1997 Form 10-K is incorporated by reference.

        10.34       Maxwell Energy Products, Inc. 1996 Stock Option Plan--
                    Exhibit 10.35 to the 1997 Form 10-K is incorporated by reference.

        10.35 I-Bus, Inc. 1996 Stock Option Plan-- Exhibit 10.36 to the 1997 Form 10-K is incorporated by reference.

        10.36       Maxwell Information Systems, Inc. 1996 Stock Option Plan--
                    Exhibit 10.37 to the 1997 Form 10-K is incorporated by reference.

        10.37 Amendment Number One to the Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan, effective as of April 30, 1997 -- Exhibit 10.38 to the 1997 Form 10-K is incorporated by reference.

        10.38 Lease dated March 1, 1998, between Hassan H. Yarpezeshkan and Maryam Yarpezeshkan, as Lessor and the Registrant, as Lessee -- Exhibit 10.37 to the 1998 Form 10-K is incorporated by reference.

        10.39 Stock Purchase Agreement among Maxwell Technologies, Inc., Maxwell Energy Products, Inc., and PacifiCorp Energy Ventures, Inc., dated October 30, 1997. Exhibit 10 to the Registrant's October 31, 1997 Form 10-Q is incorporated by reference.

        10.40 Amended and Restated Agreement of Purchase and Sale of Assets, dated as of March 29, 1998, among the Company, Maxwell Technologies Systems Division, Inc., Primex Technologies, Inc. and Primex Physics International Company -- Exhibit 2.1 to the Registrant's Form 8-K filed April 29, 1998 is hereby incorporated by reference.

        10.41 Assignment and Assumption Agreement (Facility Lease) dated April 15, 1998, by and between Primex Physics International Company, as assignor and Maxwell Technologies Systems Division, Inc., as assignee -- Exhibit 10.40 to the 1998 Form 10-K is incorporated by reference.

        10.42 Assignment and Assumption Agreement (Ground Lease) dated April 15, 1998, by and between Primex Physics International Company, as assignor and Maxwell Technologies Systems Division, Inc., as assignee -- Exhibit 10.41 to the 1998 Form 10-K is incorporated by reference.

        10.43 Underlease dated March 6, 1997 by and between Pegasus Airwave Limited, as Lessor and I-Bus UK, Limited (formerly Tri-MAP International, Limited), as Lessee -- Exhibit 10.42 to the 1998 Form 10-K is incorporated by reference.

        10.44+ Shareholder Agreement among Maxwell Technologies, Inc., PurePulse Technologies, Inc., Sanyo E&E Corporation and Three Oceans Inc., dated January 28, 1999.

        10.45+ Lease dated May 9, 1995, Modification and Amendment Agreement dated September 24, 1997 and Modification and Amendment Agreement dated June 20, 1996 between Arvco Realty, agent for Sorrento Park Investments, as Lessor and Space Electronics, Inc., as Lessee.

        10.46 Acquisition of Space Electronics Inc., by Maxwell Technologies, Inc., dated January 29, 1999 - Exhibit 2.1 to the Registrant's Form 8-K filed February 12, 1999 is hereby incorporated by reference.

        21.1+       List of subsidiaries of the Registrant.

        23.1+       Consent of Ernst & Young, LLP, Independent Auditors

        27.1+       Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         None.

----------

 +   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on this 22nd day of October, 1999.

                                    MAXWELL TECHNOLOGIES, INC.

                                    By:    /s/ THOMAS L. HORGAN
                                       ---------------------------------------
                                         Thomas L. Horgan
                                         Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 SIGNATURE                                       TITLE                               DATE
                 ---------                                       -----                               ----
           /s/ THOMAS L. HORGAN              Chief Executive Officer, President and         October 22, 1999
-------------------------------------------- Director
             Thomas L. Horgan

         /s/ KENNETH F. POTASHNER            Chairman of the Board, Director                October 22, 1999
--------------------------------------------
           Kenneth F. Potashner

            /s/ VICKIE L. CAPPS              Vice President-Finance and                     October 22, 1999
-------------------------------------------- Administration, Treasurer
              Vickie L. Capps                and Chief Financial Officer
                                             (Principal Financial and Accounting Officer)

              /s/ MARK ROSSI                 Director                                       October 22, 1999
--------------------------------------------
                Mark Rossi

            /s/ CARLTON J. EIBL              Director                                       October 22, 1999
--------------------------------------------
              Carlton J. Eibl

           /s/ KARL M. SAMUELIAN             Director                                       October 22, 1999
--------------------------------------------
             Karl M. Samuelian

             /s/ JEAN LAVIGNE                Director                                       October 22, 1999
--------------------------------------------
               Jean Lavigne