Form 10-K/A
period 1999-07-31
MAXWELL TECHNOLOGIES INC
filed 1999-11-29
CIK 319815

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED JULY 31, 1999
                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM______________ TO ___________________

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

===============================================================================

The Registrant amends its Annual Report on Form 10-K for the fiscal year ended July 31, 1999 by the addition of the following material.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors of the Company is divided into three classes, with the terms of office of each class ending in successive years. The term of the director currently serving in Class I expires with the 1999 Annual Meeting of Shareholders scheduled for January 28, 2000. The directors in Class II and Class III will continue in office until their terms expire at the 2000 and 2001 Annual Meeting of Shareholders, respectively. The members of the Board of Directors of the Company are set forth below.


                                  PERIOD SERVED AS A DIRECTOR,
                                POSITIONS AND OTHER RELATIONSHIPS
                                 WITH THE COMPANY, AND BUSINESS
      NAME AND AGE                         EXPERIENCE
------------------------      -----------------------------------------
Kenneth F. Potashner, 42      Mr. Potashner has served as a director
(Class I)                     since April, 1996 and as Chairman
                              since April, 1997.  From the time he
                              joined the Company in April, 1996 until
                              November, 1998, he served Maxwell as
                              President, Chief Executive Officer and
                              Chief Operating Officer. In November,
                              1998, Mr. Potashner was named chief
                              executive officer of S3 Incorporated,
                              a manufacturer of embedded graphics
                              accelerator chips. From 1991 through
                              1994, he was Vice President, Product
                              Engineering, for Quantum Corporation.
                              From 1994 to April of 1996, he served
                              as Executive Vice President, Operations,
                              of Conner Peripherals.


                                  PERIOD SERVED AS A DIRECTOR,
                                POSITIONS AND OTHER RELATIONSHIPS
                                 WITH THE COMPANY, AND BUSINESS
      NAME AND AGE                         EXPERIENCE
------------------------      -----------------------------------------
Mark Rossi, 43                Mr. Rossi was appointed a director of the
(Class II)                    Company in November, 1997 and elected to a
                              full term at the Company's Annual Shareholder's
                              Meeting in January, 1998. Mr. Rossi is a Senior
                              Managing Director of Cornerstone Equity
                              Investors, L.L.C., a New York-based private
                              equity firm with assets under management in
                              excess of $1 billion. Prior to the formation of
                              Cornerstone Equity Investors in 1996, Mr. Rossi
                              was President of Prudential Equity Investors,
                              Inc. Mr. Rossi's industry focus is on technology-
                              related and telecommunications companies. He is a
                              member of the Board of Directors of True
                              Temper, Inc. and MCMS, Inc. as well as several
                              privately-held companies.

Jean Lavigne, 61              Mr. Lavigne was appointed a director of the
(Class II)                    Company in August, 1999. Mr. Lavigne is Vice
                              President and Country President in France for
                              Motorola, Inc., and he is President and Chief
                              Executive Officer of Motorola, S.A. Prior to
                              joining Motorola, Mr. Lavigne was with Digital
                              Equipment Corporation ("DEC") in Europe where
                              he was responsible for Interconnect Technology
                              and served as a member of DEC's European
                              Government Affairs Team.

 Karl M. Samuelian, 67        Mr. Samuelian has been a director of the
(Class III)                   Company since 1967 and served as Secretary
                              from that time until June, 1996. From 1978 to
                              June, 1980, he also held the office of Chairman
                              of the Board of the Company. For more than five
                              years, Mr. Samuelian has been a shareholder in
                              the law firm of Parker, Milliken, Clark, O'Hara &
                              Samuelian, A Professional Corporation, and a
                              partner in the predecessor law partnership.

Carlton J. Eibl, 39           Mr. Eibl was appointed a director in July, 1998
(Class III)                   and named Chief Executive Officer and President
                              of the Company in November, 1999. From February
                              1999 until he formally joins the Company on
                              December 1, 1999, Mr. Eibl served as President and
                              Chief Operating Officer of Stratagene Corporation,
                              a privately-held biotechnology company. Prior
                              thereto, Mr. Eibl held various executive positions
                              with Mycogen Corporation, a diversified agribusiness
                              and biotechnology company. Mr. Eibl joined Mycogen
                              in 1993 as Executive Vice President and General
                              Counsel. In 1995, he took on additional responsibility
                              for finance. Later that year was appointed president
                              and Chief Operating Officer and in 1997 he became
                              Chief Executive Officer.

(See also Item 4.1 - "Executive Officers of the Registrant," Part I, SUPRA)


ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Each director of the Company (other than Mr. Potashner and Mr. Eibl who receive no compensation other than that received as officers of the Company) receives compensation of $6,250 per quarter and $1,000 per Board and Committee meeting attended ($500 per Board or Committee telephonic meeting in which such director participates).

         The Board has adopted, and is submitting for shareholder approval at the next annual shareholder meeting, the Maxwell Technologies, Inc. 1999 Director Stock Option Plan (the "Director Option Plan") which authorizes the granting of ten-year options to purchase an aggregate of 100,000 shares of the Company's Common Stock to non-employee directors of the Company during the ten-year term of the Director Option Plan which expires in 2009. This plan succeeds a similar director stock option plan that expired in 1999. Under the Director Option Plan, each eligible director automatically receives options to purchase 10,000 shares of Company Common Stock on the first business day following such director's initial Annual Shareholders' Meeting of the Company, and options to purchase 3,000 shares following subsequent Annual Shareholders' Meetings. The option price per share is the fair market value based on the public trading price of such shares on the date of grant. Options granted to directors vest in full on the first anniversary of the date of grant.

         The Company maintains the Maxwell Technologies, Inc. 1994 Director Stock Purchase Plan (the "Director Purchase Plan"), under which directors, other than those who are full-time employees of the Company, have the opportunity to purchase directly from the Company shares of Common Stock at 100% of the public trading price of the shares. An aggregate of 100,000 shares have been authorized for purchase by directors under the plan. The Director Purchase Plan authorizes purchases by eligible directors from and after January 1, 1995, the effective date of the plan, until the earlier of ten years thereafter or the issuance of all shares authorized for purchase. As of July 31, 1999, 47,826 shares remain available for purchase under the Director Purchase Plan.

EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the compensation earned by the two individuals who served as the Company's Chief Executive Officer during fiscal 1999 and its four other most highly compensated executive officers (the "Named Executive Officers") whose total salary and bonus for fiscal 1999 exceeded $100,000, for services rendered to the Company and its subsidiaries in all capacities during that fiscal year.



                                     SUMMARY COMPENSATION TABLE


                                                                       LONG-TERM COMPENSATION
                                                                    -------------------------------
                                      ANNUAL COMPENSATION (1)                        STOCK OPTION
                                     ----------------------------    RESTRICTED       GRANTS (4)        ALL OTHER
        NAME AND POSITION     YEAR   SALARY      BONUS    OTHER(2)  STOCK AWARDS(3) (NO. OF SHARES)   COMPENSATION (5)
        -----------------     ----   ------      -----    --------  ---------------  --------------   ----------------
Kenneth F. Potashner (6)      1999   $339,062   $181,875  $5,142      $    -0-              -0-         $ 50,000
   Chief Executive Officer,   1998    469,877    495,009   4,038           -0-          200,000          170,000
   Chairman of the Board,     1997    400,004    400,000   2,850       190,000           50,000          361,031
   Director

Thomas L. Horgan (6)          1999    260,841    156,416   6,600           -0-          227,890              -0-
   Chief Executive Officer,   1998    192,123     86,051   3,000           -0-            2,000           50,000
   President, Director        1997    180,083     81,630     -0-           -0-            9,000           19,254

Gregg L. McKee                1999    207,795     85,664   4,486           -0-           24,000              -0-
   Vice President             1998    197,242    108,724   8,286           -0-            2,000           35,439
                              1997    167,990     82,617     -0-           -0-           10,000           49,863

John D. Werderman             1999    185,782     94,610   4,625           -0-           24,000           50,000
   Vice President             1998    170,160     68,065   5,495           -0-           12,000           17,598
                              1997    121,162     38,166     -0-           -0-           59,000           37,475

Walter P. Robertson           1999    177,085     94,475   3,217           -0-           24,000              -0-
    Vice President            1998    175,349     83,400   7,153           -0-            2,000              -0-
                              1997    165,713     69,228     -0-           -0-           69,000              -0-

Ted Toch (7)                  1999    182,211    101,628     430           -0-           24,000           10,286
   Vice President             1998     10,096      8,413     -0-           -0-           80,000              -0-

--------
(1) Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers under the Company's Savings Plan and Deferred Compensation Plan.

(2) Amounts in this column consist of matching contributions made by the Company under its Savings Plan. They do not include the dollar value of certain perquisites and other personal benefits, securities or property the recipient received as personal benefits. Although such amounts cannot be determined precisely, the Company has concluded that the aggregate amount thereof does not exceed as to any of the named individuals the lesser of $50,000 and 10% of the total salary and bonus paid to such individual for fiscal 1999.

(3) Mr. Potashner was awarded 10,000 shares of restricted stock in fiscal 1997, which restricted shares vest 25% one year after grant and each month thereafter an additional 1/48 of the total number of shares granted become vested. Mr. Potashner has full voting power and dividend rights with respect to all of the restricted stock. At July 31, 1999, Mr. Potashner held a total of 98,437 shares of such restricted stock having a value based on the closing price of the Company's Common Stock on that date of $2,559,362.

(4) Options shown in this column are options to purchase shares of Common Stock of Maxwell Technologies, Inc. granted under the Company's 1995 Stock Option Plan. Several individuals in the table also received options in fiscal 1997 to purchase common stock in the Company's operating subsidiaries as follows: Mr. Potashner - 100,000 shares in each of Maxwell Energy Products, Inc. ("Energy Products"), I-Bus, Inc. ("I-Bus"), Maxwell Technologies Systems Division, Inc. ("Systems") and Maxwell Information Systems, Inc. ("Information Systems"); Mr. Horgan - 33,750 shares in Pure Pulse Technologies, Inc. ("PurePulse") and 37,500 shares in each of Energy Products, I-Bus, Systems and Information Systems; Mr. McKee - 125,000 shares in Energy Products, 22,500 shares in PurePulse and 25,000 shares in each of I-Bus, Systems and Information Systems; Mr.

     Werderman - 25,000 shares in Energy Products, 100,000 shares in I-Bus, 25,000 shares in Information Systems, 22,500 shares in PurePulse and 50,000 shares in Systems; Mr. Robertson - 100,000 shares in Systems, 22,500 shares in PurePulse and 25,000 shares in each of Energy Products, I-Bus and Information Systems. In fiscal 1998 Mr. Toch was granted options to purchase 100,000 shares of common stock in PurePulse. Mr. Potashner received options in fiscal 1996 to purchase 150,000 shares of PurePulse common stock.

(5) For Mr. Potashner, represents amounts paid or accrued in fiscal 1997 for relocation expenses including certain carrying and sale-related costs for his former residence, and related tax offset payments; and in fiscal 1998 and fiscal 1999 for certain non-qualified retirement benefits. For Mr. Horgan, the fiscal 1998 amount is a loan from the Company made at point of hire, which was forgivable two years after Mr. Horgan's fiscal 1996 hire date. For Mr. Werderman, the fiscal 1999 amount is a loan from the Company made at point of hire, which was forgivable two years after Mr. Werderman's fiscal 1997 hire date. For Mr. Horgan for fiscal 1996, Mr. McKee for fiscal years 1998 and 1999, Mr. Werderman for fiscal years 1998 and 1997 and Mr. Toch for fiscal year 1999, the amounts are reimbursements of relocation expenses (including reimbursement of brokerage commissions on the sale of a residence). During fiscal 1999 Mr. Werderman received a loan of $50,000 from the Company which is forgivable if Mr. Werderman remains employed with the Company through August 31, 2000.

(6) In November, 1998, Mr. Potashner stepped down from his positions of Chief Executive Officer, President and Chief Operating Officer and continues as Chairman, with an on-going executive role with the Company. In April, 1999, Mr. Horgan was appointed Chief Executive Officer, President and Chief Operating Officer. Mr. Horgan resigned from these positions in November, 1999.

(7)  Mr. Toch was hired as an executive officer in fiscal year 1998.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table shows information on grants of options to purchase stock of the Company pursuant to the 1995 Stock Option Plan to those Named Executive Officers who received options during fiscal 1999. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options at the end of the ten year option terms if the stock price were to appreciate annually by 5% and 10%, respectively. These assumed values may not reflect actual value at the times indicated.

                                                                                 POTENTIAL REALIZABLE
                                                                                   VALUE AT ASSUMED
                                                                                   ANNUAL RATES OF
                                  PERCENTAGE OF                                      STOCK PRICE
                                  TOTAL OPTIONS                                   APPRECIATION FOR
                                   GRANTED TO       EXERCISE                        OPTION TERM
                      OPTIONS      EMPLOYEES IN      PRICE      EXPIRATION    -------------------------
    NAME              GRANTED (1)   FY 1999 (2)   (PER SHARE)     DATE           5%              10%
----------------      -----------  -------------  -----------   ----------     ---------   ------------
Thomas L. Horgan      227,890        34.16%           25.00     05/21/2009    $2,654,948    $7,602,229

Gregg L. McKee         24,000         3.60%           22.50     05/21/2009       339,603       860,621

John D. Werderman      24,000         3.60%           22.50     05/21/2009       339,603       860,621

Walter P. Robertson    24,000         3.60%           22.50     05/21/2009       339,603       860,621

Ted Toch               24,000         3.60%           22.50     05/21/2009       339,603       860,621

----------

(1) These options are either incentive stock options or non-qualified stock options and were granted at a purchase price no less than the fair market value of the underlying Company Common Stock based on the closing trading price of such stock on the date of grant. The options have a term of ten years. The increments in which the options are exercisable are determined by the committee that administers the plan.

(2) Total options include options covering 24,000 shares of Company Common Stock granted in fiscal 1999 to directors of the Company under the Director Stock Option Plan.

FISCAL YEAR END OPTION VALUES

         Shown below is information on each Named Executive Officer with respect to (i) the value of stock options exercised by such person in fiscal 1999, measured in terms of the closing price of the Company's Common Stock on the date of exercise, and (ii) the value of unexercised options to purchase the Company's Common Stock held by such person granted in fiscal 1999 and prior years under the Company's 1995 or 1985 Stock Option Plans, measured in terms of the closing price of the Company's Common Stock on July 31, 1999.


                                                          NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                            SHARES                           OPTIONS HELD AT           IN-THE-MONEY OPTIONS AT
                           ACQUIRED                         JULY 31, 1999 (1)               JULY 31, 1999 (1)
                         ON EXERCISE         VALUE     ----------------------------  ----------------------------
      NAME             (NO. OF SHARES)     REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------   ---------------   ----------    -----------   --------------  -----------   -------------
Kenneth F. Potashner       97,923        $2,342,790       58,495         194,662        $580,942      $932,951

Thomas L. Horgan              -0-               -0-       56,243         230,647         805,418       489,222

Gregg L. McKee             21,276           386,195       15,324          41,400         202,650       335,175

John D. Werderman          14,000           396,500       10,000          56,000          62,925       437,325

Walter P. Robertson        14,400           306,628       13,572          49,028         164,043       506,419

Ted Toch                      -0-               -0-       24,000          80,000          70,488       248,472

----------

(1) Does not include options held by the Named Executive Officers to purchase shares of common stock in five of the Company's operating subsidiaries under the stock option plans of such subsidiaries. All options held by these individuals under such subsidiary stock option plans were granted in fiscal 1997, except for options to purchase 150,000 shares of common stock of the Company's PurePulse Technologies, Inc. subsidiary granted to Mr. Potashner in fiscal 1996, and 100,000 shares of common of the Company's PurePulse Technologies, Inc. subsidiary granted to Mr. Toch in fiscal 1998, and are described in footnote (4) to the Summary Compensation Table. With the exception of Mr. Potashner's and Mr. Toch's PurePulse options, of which 90,000 and 25,000 shares, respectively, were exercisable, 50% of such subsidiary options described in said footnote (4) were exercisable within 60 days of July 31, 1999. No public market exists for the common stock of any of the Company's subsidiaries. For purposes of the above table, no value has been attributed to the subsidiary stock options.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

         Set forth below is a line graph comparing the five year cumulative total return to shareholders on the Company's Common Stock with the five year cumulative total return on the NASDAQ and a peer group of comparable companies identified therein.


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
        AMONG MAXWELL TECHNOLOGIES, INC., NASDAQ, AND INDUSTRY PEER GROUP
                         YEARS ENDING JULY 31, 1994-1999



                                [PERFORMANCE GRAPH]



REPORT OF THE COMPENSATION COMMITTEE AND STOCK OPTION COMMITTEE ON EXECUTIVE COMPENSATION

         As described in more detail below, the Company's executive compensation consists of three principal components-base salary and annual incentive compensation as determined by the Compensation Committee of the Board of Directors and stock option awards as determined by the Stock Option Committee of the Board of Directors. During fiscal 1999, the Compensation Committee also acted as the Stock Option Committee.

         The compensation policies of the Company are designed to set its executive compensation, including salary and short-term and long-term incentive programs, at a level consistent with amounts paid to executive officers of companies of similar size and business orientation and consistent with marketplace requirements to attract and retain management personnel with the experience and background to drive the commercialization of the

Company's technologies. In this regard, the compensation policies of the Company are particularly designed to link executive officer bonus compensation to the Company's performance in the short-term and to emphasize compensation from equity, primarily employee stock options, for long-term incentives.

         The three principal components of the Company's executive compensation are as follows:

(1) BASE SALARY. Base salary is intended to be set at a level consistent with amounts paid to executive officers of companies of comparable size and business areas and generally reflective of the performance of the Company and the individual. Salaries for executive officers are reviewed on an annual basis. Base salary (and annual incentive bonus compensation) during fiscal 1999 for Mr. Potashner and Mr. Horgan, each of whom was Chief Executive Officer for part of the year, were set forth in their respective employment agreements discussed below. Mr. Eibl's base salary and annual bonus incentive for the balance of the current fiscal year after he formally joins the Company as President and Chief Executive Officer on December 1, 1999 is set forth in his employment agreement described below.

(2) ANNUAL INCENTIVE COMPENSATION. The Company fell slightly short of the revenue and earnings per share target in fiscal 1999 for target bonus payout to executive officers, and other than for the CEO, bonuses of just under 50% of base compensation were paid. The determination of the exact percentage was at the discretion of the CEO. Pursuant to their respective employment contracts described below and based on the percentage of the revenue and earnings targets achieved, for fiscal 1999, Mr. Potashner received a bonus of $181,875, or just under 100% of his base compensation, prorated for the time he served in the Chief Executive Officer capacity, and Mr. Horgan received $156,416, or just under 100% of his base compensation, prorated for the time he served in the Chief Executive Officer capacity. For fiscal 1999, the Compensation Committee adopted a bonus plan for executive officers similar to that in fiscal 1998, with a range of new revenue and earnings per share performance targets established.

(3) LONG TERM INCENTIVE COMPENSATION/STOCK OPTIONS. The Company's long-term incentive program consists of a stock option program pursuant to which the Chief Executive Officer and other executive officers (as well as other key employees) are periodically granted stock options at the then fair market value of the Company's Common Stock. In addition, the Company adopted a program in early fiscal 1997 for the one-time award to executives of stock options in the Company's operating subsidiaries. These option programs are designed to reward and retain executive officers over the long-term and to link the value of the incentive to increases in the value of the subsidiaries and in the Company's stock price over time, benefiting shareholders as a whole.

                                                       Dated: November 29, 1999

                                        COMPENSATION AND STOCK OPTION COMMITTEE

                                        Carlton J. Eibl
                                        Karl M. Samuelian
                                        Mark Rossi

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1999, the Compensation Committee consisted of Messrs. Samuelian, Rossi and Eibl, and the current members of such committee are Messrs. Samuelian and Rossi.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         MR. EIBL. In November 1999, the Company entered into an Employment Agreement ("Agreement") with Carlton J. Eibl pursuant to which Mr. Eibl is to become the President and Chief Executive Officer of the Company effective December 1, 1999. The Agreement requires Mr. Eibl to perform duties associated with the office of chief executive of the Company plus other duties or positions as the Board of Directors may require. The Agreement provides for a base salary of $425,000 per year, reviewed annually, with an annual bonus opportunity targeted at 100% of base salary, to be determined by the Board of Directors. Such bonus will be based on financial and non-financial performance targets set by the Board of Directors. The Agreement provides for the grant of special, non-qualified options to purchase 294,030 shares of the Company's common stock at an exercise price of $8.75 per share, with four year vesting at the rate of 1/48 of the total number of shares per month commencing with December, 1999, as long as Mr. Eibl is with the Company.

         Under the Agreement, Mr. Eibl will become immediately vested in all the options, and receive payments equal to twice his annual salary then in effect, in the event a "change of control" occurs and either his compensation or responsibilities are reduced or the Company's principal place of business is moved outside of San Diego County. A "change of control" is defined as the acquisition by a person or group of a majority of the Company's stock by direct purchase or through merger, the liquidation or sale of substantially all of the assets of the Company or a change in the majority of the members of the Board of Directors other than through membership changes determined by the Board itself. If Mr. Eibl is terminated without cause prior to the second anniversary date of the Agreement, he will be paid two times his annual base salary in effect on the date of termination and his stock options will continue to vest until the second anniversary date of the Agreement. If the termination occurs after the second anniversary date of the Agreement, he will receive the average of the total annual compensation (annual base salary plus bonuses earned) for the preceding two years. If Mr. Eibl voluntarily resigns or is terminated for cause, he will be paid only such salary and accrued vacation pay as is then due him.

         MR. HORGAN. The Company entered into an Employment Agreement with Mr. Horgan upon his appointment as President and Chief Executive Officer in April, 1999. Mr. Horgan resigned from his positions with the Company in November, 1999, and under the Employment Agreement, he will receive a total of $700,000, representing an amount equal to twice his annual salary then in effect. In addition, Mr. Horgan will continue to vest in a portion of the stock options covering 227,890 shares granted to him pursuant to the Employment Agreement. Such options vest at the rate of 1/48 of the total shares each month commencing with April, 1999, and will continue to vest at that rate through April, 2001, after which the vested options must be exercised within 60 days or they will expire.

         MR. POTASHNER. In March, 1996, the Company entered into an Employment Contract ("Contract") with Kenneth F. Potashner pursuant to which Mr. Potashner became the President and Chief Executive Officer of the Company effective April 26, 1996. In November, 1998, Mr. Potashner stepped down from his position as Chief Executive Officer and agreed with the Board to continue as Chairman, as well as, for a period of time, in an active, although less than full time, executive role with the Company. Mr. Potashner has received an annual base salary of $250,000 for the period in which he has continued in such executive role. Mr. Potashner currently holds a total of 98,437 shares of restricted stock granted under the Contract and options under the Company's 1995 Stock Option Plan for a total of 351,594 shares. Both the restricted shares and the options are subject to four-year vesting schedules. Vesting will continue during the period in which Mr. Potashner is active with the Company in an executive, consulting or other role. In addition, Mr. Potashner is entitled to non-qualified retirement benefits payable in installments following the termination of his employment equal, in the aggregate, to 10% of the total of his annual salary and target bonus each year under the Contract. A total of $240,000 has been earned under this provision through the end of fiscal 1999.

         Under the Contract, Mr. Potashner will be immediately fully vested in the restricted shares and stock options in the event that a "change of control" occurs and certain other conditions are met. A "change of control" is defined as the acquisition by a person or group of a majority of the Company's stock by direct purchase or through a merger, the liquidation or sale of substantially all of the assets of the Company or a change in a majority of the members of the Board of Directors other than through membership changes determined by the Board itself.


OTHER PROGRAMS

         In September, 1998, the Board adopted a policy involving the purchase by the Company of shares of Company common stock from officers and directors. Under the policy, such individuals may tender shares on selected days during the Company's open trading windows, and if the Compensation Committee of the Board determines that purchases of such shares are then in the best interest of the Company, the Company will buy such shares at a price $.25 below the closing trading price on that day. No individual may sell shares to the Company under the policy in excess of 50% of his total share ownership at the time the policy was adopted.

ITEM 12.  SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each director and nominee for director of the Company, (ii) the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company, and
(iii) all directors and executive officers of the Company as a group. The Company knows of no person (or group of affiliated persons) who beneficially owns more than five percent of the outstanding shares of Common Stock. Information for the officers and directors is as of September 30, 1999. The address for each individual is 9275 Sky Park Court, San Diego, CA 92123.

                                                         SHARES OF COMMON
                                                        STOCK BENEFICIALLY
                                                          OWNED (1)(2)(3)
             NAME AND ADDRESS OF                       ---------------------
              BENEFICIAL OWNER                          NUMBER      PERCENT
------------------------------------------              ------      --------
Kenneth F. Potashner......................              234,796        2.4%
Thomas L. Horgan .........................               80,046          *
Gregg L. McKee............................               18,600          *
John Werderman............................               28,572          *
Walter P. Robertson.......................               38,786          *
Ted Toch..................................               24,000          *
Carlton J. Eibl............................               2,000          *
Mark Rossi................................                6,000          *
Karl M. Samuelian.........................               23,774          *
Jean Lavigne .............................                  -0-          *
All directors and executive officers as
  a group (13 persons)....................              503,149        5.1%

----------

*Less than one percent.

(1) Information with respect to beneficial ownership is based on information furnished to the Company by each shareholder included in the table or included in filings with the Securities and Exchange Commission. The Company understands that each individual person has sole voting and investment power for shares beneficially owned by him, subject to community property laws where applicable.

(2) Shares of Common Stock subject to options which are currently exercisable or exercisable within 60 days of September 30, 1999, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Percentage of ownership is based on 9,560,171 shares of Common Stock outstanding on September 30, 1999.

(3) Shares of Common Stock beneficially owned include options exercisable within 60 days of September 30, 1999 to purchase 77,492 shares granted to Mr. Potashner, 75,233 shares granted to Mr. Horgan, 15,324 shares granted to Mr. McKee, 23,000 shares granted to Mr. Werderman, 24,186 shares granted to Mr. Robertson, 24,000 shares granted to Mr. Toch, and 23,334 shares granted to Mr. Samuelian, 6,000 shares granted to Mr. Rossi and options to purchase 305,969 shares granted to all directors and officers as a group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January, 1999, the Company loaned Kenneth F. Potashner, its Chairman and former Chief Executive Officer, a total of $2,000,000 to assist in the payment of income taxes accruing on restricted stock previously granted to Mr. Potashner. The loan is evidenced by a full recourse promissory note and secured by the pledge of 50,000 shares of common stock of the Company. The promissory note is payable in full on or before the second anniversary of the date of such note and bears interest on the outstanding balance at the rate of 5% per annum.

         In August, 1999, the Company loaned Richard Balanson, a Vice President, a total of $120,000. As long as he remains employed by the Company, 50% of the loan is forgivable 18 months after Mr. Balanson's fiscal 2000 hire date and the balance of which is forgivable 36 months after such date.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(3) LIST OF EXHIBITS.

         4.1 Rights Agreement dated November 5, 1999 between Registrant and ChaseMellon Shareholders Services, LLC, as Rights Agent -
                  Exhibit 1 to the Registrant's Form 8-A filed November 18, 1999 is hereby incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on this 29th day of November, 1999.

                                   MAXWELL TECHNOLOGIES, INC.

                                   By:     /s/ CARLTON J. EIBL
                                        --------------------------------------
                                        Carlton J. Eibl
                                        Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


           SIGNATURE               TITLE                          DATE
           ---------               -----                          ----
   /s/ CARLTON J. EIBL     Chief Executive Officer,          November 29, 1999
-------------------------  President and Director
      Carlton J. Eibl

 /s/ KENNETH F. POTASHNER  Chairman of the Board, Director   November 29, 1999
-------------------------
     Kenneth F. Potashner

  /s/ VICKIE L. CAPPS       Vice President-Finance and       November 29, 1999
-------------------------   Administration, Treasurer
      Vickie L. Capps       and Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer)


     /s/ MARK ROSSI         Director                         November 29, 1999
-------------------------
         Mark Rossi

  /s/ KARL M. SAMUELIAN     Director                         November 29, 1999
-------------------------
      Karl M. Samuelian

                            Director
-------------------------
        Jean Lavigne