Form 10-Q
period 1999-10-31
MAXWELL TECHNOLOGIES INC
filed 1999-12-15
CIK 319815

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549





                               FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended October 31, 1999      Commission File Number   0-10964







                       MAXWELL TECHNOLOGIES, INC.

     Delaware                                    IRS ID #95-2390133
                        9275 Sky Park Court
                   San Diego, California  92123
                      Telephone (858) 279-5100







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

As of November 30, 1999, Registrant had only one class of common stock of which there were 9,563,984 shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Maxwell Technologies, Inc.

                  Consolidated Condensed Balance Sheets
                             (in thousands)

                                 Assets
                                 ------

                                           October 31,      July 31,
                                              1999            1999
                                           ----------      ----------
                                          (Unaudited)        (Note)
Current assets:
     Cash and cash equivalents             $    8,986      $    8,839
     Accounts receivable - net                 41,675          49,978
     Inventories:
          Finished products                     3,132           3,624
          Work in process                       4,028           3,907
          Parts and raw materials              15,860          16,096
                                           ----------      ----------
                                               23,020          23,627
     Prepaid expenses                           3,984           3,733
     Deferred income taxes                     10,493          10,493
                                           ----------      ----------
          Total current assets                 88,158          96,670
Property, plant and equipment - net            24,874          27,880
Goodwill and other non-current assets          10,294           9,884
                                           ----------      ----------
                                           $  123,326      $  134,434
                                           ==========      ==========

                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current liabilities:
     Accounts payable                      $   18,019      $   23,817
     Accrued employee compensation              7,082           7,363
     Current portion of long-term debt            435           3,252
                                           ----------      ----------
          Total current liabilities            25,536          34,432
Long-term debt                                    205             436
Minority interest                               2,216           2,398

Stockholders' equity:
     Common stock                                 957             956
     Additional paid-in capital                78,146          78,082
     Deferred compensation                       (144)           (204)
     Accumulated other comprehensive income      (195)           (132)
     Retained earnings                         16,605          18,466
                                           ----------      ----------
                                               95,369          97,168
                                           ----------      ----------
                                           $  123,326      $  134,434
                                           ==========      ==========

Note: The Balance Sheet at July 31, 1999 has been derived from the audited financial statements as of that date.

See notes to consolidated condensed financial statements.

                         Maxwell Technologies, Inc.

        Consolidated Condensed Statements of Operations - (Unaudited)
                   (in thousands, except per share data)


                                                  Three Months
                                                Ended October 31,
                                           --------------------------
                                              1999            1998
                                           ----------      ----------
Sales                                      $   40,656      $   42,986
Cost of sales                                  30,060          28,379
                                           ----------      ----------
     Gross profit                              10,596          14,607
Operating expenses:
     Selling, general and
       administrative expenses                 10,624           9,507
     Research and development expenses          2,926           2,503
                                           ----------      ----------
          Total operating expenses             13,550          12,010
                                           ----------      ----------
Operating income (loss)                        (2,954)          2,597
Interest expense                                  112             118
Interest income and other, net                    (28)           (288)
                                           ----------      ----------
Income (loss) before income taxes and
  minority interest                            (3,038)          2,767
Provision (credit) for income taxes              (995)            100
Minority interest in net income (loss)
  of subsidiaries                                (182)            195
                                           ----------      ----------
Net income (loss)                          $   (1,861)     $    2,472
                                           ==========      ==========

Net income (loss) per share:
     Basic income (loss) per share         $    (0.19)     $     0.27
                                           ==========      ==========
     Diluted income (loss) per share       $    (0.19)     $     0.25
                                           ==========      ==========

Shares used in computing:
     Basic income (loss) per share              9,560           9,228
                                           ==========      ==========
     Diluted income (loss) per share            9,560           9,618
                                           ==========      ==========



See notes to consolidated condensed financial statements.


                          Maxwell Technologies, Inc.

          Consolidated Condensed Statements of Cash Flows - (Unaudited)
                              (in thousands)


                                                  Three Months
                                                Ended October 31,
                                           --------------------------
                                              1999            1998
                                           ----------      ----------
Operating Activities:
     Net income (loss)                     $   (1,861)     $    2,472
     Adjustments to reconcile net income
       (loss) to net cash provided by
       (used in) operating activities:
         Depreciation and amortization          1,486           1,285
         Deferred compensation                     60              60
         Loss on sales of property and
           equipment                               64              --
         Minority interest in net income
           (loss) of subsidiaries                (182)            195
         Changes in operating assets and
           liabilities - net                    2,069          (6,706)
                                           ----------      ----------
             Net cash provided by (used
               in) operating activities         1,636          (2,694)
                                           ----------      ----------

Investing Activities:
     Purchases of property and equipment       (1,843)         (2,043)
     Proceeds from sale of building             3,400              --
                                           ----------      ----------
             Net cash provided by (used
               in) investing activities         1,557          (2,043)
                                           ----------      ----------

Financing Activities:
     Principal payments on long-term
       debt and short-term borrowings          (3,048)           (445)
     Proceeds from long-term debt and
       short-term borrowings                       --             620
     Proceeds from issuance of Company
       and subsidiary stock                        65             240
     Repurchase of Company and
       subsidiary stock                            --            (695)
                                           ----------      ----------
             Net cash used in
               financing activities            (2,983)           (280)
                                           ----------      ----------

Effect of exchange rate changes on
  cash and cash equivalents                       (63)              4
                                           ----------      ----------
Increase (decrease) in cash and cash
  equivalents                                     147          (5,013)

Cash and cash equivalents at beginning
  of period                                     8,839          21,397
                                           ----------      ----------

Cash and cash equivalents at end of
  period                                   $    8,986      $   16,384
                                           ==========      ==========



See notes to consolidated condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  General

  The preceding interim consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at October 31, 1999 and the results of operations for the three month period then ended. These interim financial statements should be read in conjunction with the Company's July 31, 1999 audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for fiscal year 1999. Interim results are not necessarily indicative of those to be expected for the full year.

  The consolidated financial statements include the accounts of Maxwell Technologies, Inc., and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

2.  Foreign Currencies

  A portion of the Company operations consists of manufacturing and sales activity in foreign countries, specifically the United Kingdom, France and Germany. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the European markets that the Company serves. The operating results of the Company are exposed to changes in exchange rates between the United States dollar and the British pound, French franc, and the German mark. The Company does not currently hedge its foreign exchange risk, which is not significant at this time. The assets and liabilities of the Company's foreign subsidiaries are translated from their functional currencies into United States dollars at exchange rates in effect on the balance sheet date, and revenues and expenses are translated at weighted-average rates prevailing during the year.

3.  Comprehensive Income (Loss)

  In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement No. 130"). Statement No. 130 established new rules for the reporting and display of comprehensive income and its components; however the adoption of Statement No. 130 had no impact on the Company's net income (loss) or total stockholders' equity. The components of comprehensive income (loss) for the three months ended October 31, 1999 and 1998 were as follows (in thousands):

                                                  Three Months
                                                Ended October 31,
                                           --------------------------
                                              1999            1998
                                           ----------      ----------
Net income (loss)                          $   (1,861)     $    2,703
Foreign currency translation adjustments          (63)              4
                                           ----------      ----------
     Comprehensive income (loss)           $   (1,924)     $    2,707
                                           ==========      ==========

4.  Income (Loss) Per Share

  In accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("Statement No. 128"), basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, assuming their exercise using the "treasury stock" method, and convertible preferred shares outstanding at certain subsidiaries of the Company, assuming their conversion. For the three months ended October 31, 1999, all potentially dilutive securities were excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive.

  The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                  Three Months
                                                Ended October 31,
                                           --------------------------
                                              1999            1998
                                           ----------      ----------
Basic:
     Net income (loss)                     $   (1,861)     $    2,472
                                           ==========      ==========

     Weighted average shares                    9,560           9,228
                                           ==========      ==========

     Basic income (loss) per share         $    (0.19)     $     0.27
                                           ==========      ==========

Diluted:
     Net income (loss)                     $   (1,861)     $    2,472
       Effect of majority-owned
         subsidiaries dilutive securities          --             (66)
                                           ----------      ----------
     Income (loss) available to common
       shareholders, as adjusted           $   (1,861)     $    2,406
                                           ==========      ==========

     Weighted average shares                    9,560           9,228
       Effect of dilutive stock options
         and other securities                      --             390
                                           ----------      ----------

     Weighted average shares, as adjusted       9,560           9,618
                                           ==========      ==========

     Diluted income (loss) per share       $    (0.19)     $     0.25
                                           ==========      ==========

5.  Business Segments

  The following table sets forth sales and operating profit (loss) data of the Company's business segments as defined by the Company under the guidelines of Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131").


                          Space and      Industrial                Sterilization
                          Technology     Computers      Power           and
                         Products and       and       Conversion   Purification
                           Programs      Subsystems    Products       Systems        Other       Total
                          -----------    ----------    ---------     ---------     ---------   ---------
Three months ended October 31, 1999:

Revenues                  $14,139        $16,896       $ 9,154       $   467       $    --     $40,656

Operating income (loss)      (467)         1,342        (1,792)       (1,242)         (795)     (2,954)

Three months ended October 31, 1998:

Revenues                  $17,204        $10,267       $11,455       $ 2,919       $ 1,141     $42,986

Operating income (loss)       (49)            83           900         1,272           391       2,597


6.  Subsequent Events

  In November 1999, the Company adopted a plan to integrate several of its commercial businesses to form two new business segments based on the Company's core capabilities in power and computing. Effective January 1, 2000, the Company will report the following segments:

  - A new Systems segment, integrating its Industrial Computers and Subsystems business segment with its power conditioning and distribution business unit;
  - A new Components segment, integrating its ultracapacitor business with its Space Electronics and Sierra-KD business units;
  - A Government segment including its government contracting business, and;
  - A Sterilization and Purification segment as currently reported.

  In addition, the Company plans to divest its business software, high-voltage capacitor and glass-to-metal seals businesses.

  Also in November 1999, the Company's Board of Directors adopted a resolution to change the Company's fiscal year to a calendar year. The Company will file an Annual Report on Form 10-K for the transition period from August 1 to December 31, 1999.

  The Company expects to record charges associated with the integration of its commercial business in the stub period ended December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Maxwell Technologies, Inc. ("Maxwell" or the "Company") applies industry-leading capabilities in power and computing to develop and market products and services for commercial and government customers in multiple industries, including telecommunications, consumer electronics, satellite, defense, energy, transportation, medical products and water purification.

  A worldwide leader in pulsed power technologies, the storage of electrical energy and delivery of power in brief controlled bursts, the Company has leveraged its technical expertise, gained from over 30 years of experience performing research and development primarily for the United States Department of Defense ("DOD"), to develop a portfolio of pulsed power based products, ranging from components such as ultracapacitors and EMI filters to systems for purification and sterilization and major pulsed power x-ray simulators. For the space and satellite market, Maxwell offers a line of microelectronic components and subsystems, as well as sophisticated analysis and services involving the effects of the space environment on spacecraft and sensor signal processing for space systems. The Company also designs and manufacturers industrial computers and subsystems which are sold to original equipment manufacturers and as standard catalogue products in the computer telephony, broadcasting, manufacturing automation and e-commerce.

  The Company generates revenue from the sale of commercial products, from licensing technology and other rights to strategic partners and from performing contract research and other projects for the United States government and other customers. The Company's commercial products sales teams consist of sales personnel based in its operating facilities and for the Company's industrial computer and Space Electronics, Inc. ("SEi") units, geographically dispersed sales offices. These sales teams are often supported by scientists, application engineers and technical specialists. Sales and marketing for the Company's products in the United States, and, for industrial computers, Europe, is handled directly by the Company, and elsewhere the Company utilizes sales representatives and distributors to assist in the marketing of its products. The Company conducts marketing programs intended to position and promote its products and services, including trade shows, seminars, advertising, public relations, distribution of product literature and web-sites on the Internet.

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

Business Segments

  In accordance with Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information ("Statement No. 131"), Maxwell's operations have been classified into the following business segments:

  - Space and Technology Products and Programs: Includes design, development and manufacture of high reliability radiation-hardened electronic components and consulting services for commercial and government space systems, research and development programs in pulsed power, pulsed power systems design and construction, computer-based analytic services and software, and weapons effects simulation, primarily for the DOD. Over the last several periods, the Company has re-directed some of its space effects modeling and analysis services, with expertise developed over a 25-year period, from government to commercial programs. To complement its consulting services, in fiscal year 1999, the Company acquired SEi, a San Diego based supplier of specially treated electronic components for use in space environments, primarily by commercial satellite manufacturers.

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

  - Sterilization and Purification Systems: Includes design, development and manufacture of systems based on two patented pulsed power processes incorporating capacitors and other pulsed power components designed and manufactured by the Company. The PureBright system utilizes intense pulsed light to kill microorganisms and viruses in water and blood plasma and other biopharmaceutical products, and on food, food packaging and medical products. The CoolPure system uses pulsed electrical fields to kill microorganisms in liquids and liquid foods, such as juices, dairy products and sauces.

  In November 1999, the Company adopted a plan to integrate several of its commercial businesses to form two new business segments based on the Company's core capabilities in power and computing. Effective January 1, 2000, the Company will report the following segments:

  - A new Systems segment, integrating its Industrial Computers and Subsystems business segment with its power conditioning and distribution business unit;
  - A new Components segment, integrating its ultracapacitor business with its Space Electronics and Sierra-KD business units;
  - A Government segment including its government contracting business, and;
  - A Sterilization and Purification segment as currently reported.

  In addition, the Company plans to divest its business software, high-voltage capacitor and glass-to-metal seals businesses.

  Also in November 1999, the Company's Board of Directors adopted a resolution to change the Company's fiscal year to a calendar year. The Company will file an Annual Report on Form 10-K for the transition period from August 1 to December 31, 1999.

  The Company expects to record charges associated with the integration of its commercial business in the stub period ended December 31, 1999.

Results of Operations

  The results of operations for the first quarter of fiscal year 1999 have been restated to include the results of acquisitions completed during fiscal year 1999 and accounted for using the pooling-of-interests method.

  The following table sets forth, for the periods indicated selected operating data for the Company, expressed as a percentage of sales:

                                                  Three Months
                                                Ended October 31,
                                           --------------------------
                                              1999            1998
                                           ----------      ----------
Sales                                           100.0%          100.0%
Cost of sales                                    73.9            66.0
                                           ----------      ----------
Gross profit                                     26.1            34.0
Operating expenses:
     Selling, general and administrative         26.1            22.1
     Research and development                     7.2             5.8
                                           ----------      ----------
     Total operating expenses                    33.3            27.9
                                           ----------      ----------
Operating income (loss)                          (7.2)            6.1
Interest expense                                  0.3             0.3
Interest income and other, net                   (0.1)           (0.7)
                                           ----------      ----------
Income (loss) before income taxes
  and minority interest                          (7.4)            6.5
Provision (credit) for income taxes              (2.4)            0.2
Minority interest in net income (loss)
  of subsidiaries                                (0.4)            0.5
                                           ----------      ----------
Net income (loss)                                (4.6)%           5.8%
                                           ==========      ==========

  The following table sets forth sales, gross profit and gross profit as a percentage of sales for each of the Company's business segments for the three-month periods ended October 31, 1999 and 1998:

                                                  Three Months
                                                Ended October 31,
                                           --------------------------
                                              1999            1998
                                           ----------      ----------
                                                (in thousands)
Space and Technology Products and Programs
     Sales                                 $   14,139      $   17,204
     Gross profit                               3,915           4,807
     Gross profit as a percentage of sales       27.7%           38.7%

Industrial Computers and Subsystems:
     Sales                                 $   16,896      $    10,267
     Gross profit                               5,257            3,193
     Gross profit as a percentage of sales       31.1%            31.1%

Power Conversion Products:
     Sales                                 $    9,154      $    11,455
     Gross profit                               1,483            4,273
     Gross profit as a percentage of sales       16.2%            37.3%

Sterilization and Purification Systems:
     Sales                                 $      467      $     2,919
     Gross profit (loss)                          (59)           1,893
     Gross profit (loss) as a percentage
       of sales                                 (12.6)%           64.9%

Other:
     Sales                                 $       --      $     1,141
     Gross profit                                  --              441
     Gross profit as a percentage of sales         --             38.7%

Consolidated
     Sales                                 $   40,656      $    42,986
     Gross profit                              10,596           14,607
     Gross profit as a percentage of sales       26.1%            34.0%

Sales

  Sales for the three months ended October 31, 1999 were $40.7 million, a 5.4% decrease from $43.0 million for the same period last year. The decrease in sales from the prior year occurred in most of the Company's business segments, the exception being the Industrial Computers and Subsystems segment, for which revenues increased over 60% as compared to the prior year first quarter. These results are more fully described in the business segment discussion below.

  Space and Technology Products and Programs. In the quarter ended October 31, 1999, sales in the Space and Technology Products and Programs segment decreased $3.1 million, or 17.8%, to $14.1 million from $17.2 million in the first quarter of last fiscal year. This decrease was primarily the result of reduced revenues from the wind-down of certain Government programs. Additionally, revenues from the Company's customers in the commercial satellite market decreased in the current period due to recent economic issues affecting such customers.

  Industrial Computers and Subsystems. In the quarter ended October 31, 1999, sales in the Industrial Computers and Subsystems segment increased $6.6 million, or 64.6%, to $16.9 million from $10.3 million in the first quarter of last fiscal year. The increase in sales for the quarter is attributable both to an increase in European sales over the prior year of $2.3 million, and new design-in wins for a customized OEM product for a SiemensElectroCom, LP program with the US Postal Service which contributed sales of $5.9 million in the current period.

  Power Conversion Products. In the quarter ended October 31, 1999, sales in the Power Conversion Products segment decreased $2.3 million, or 20.0%, to $9.2 million from $11.5 million in the first quarter of last fiscal year. This decrease primarily resulted from decreases in revenue received from technology licenses and other collaborative agreements. In addition, at the Company's Sierra-KD operation, over-stock issues at its primary medical filter customer and weakness in the oil and space markets resulted in a decrease in sales from the prior year. Partially offsetting the above decreases was continued growth in sales of power protection and delivery systems and sales of traditional high-voltage capacitors related to a large multi-year order under a National Laboratory program which is expected to be completed in mid-fiscal year 2000.

  Sterilization and Purification Products. In the quarter ended October 31, 1999, sales in the Sterilization and Purification Products segment decreased $2.4 million, or 84.0%, to $0.5 million from $2.9 million in the first quarter of last fiscal year. During the prior year first quarter, revenues in this business segment were primarily comprised of licensing and rights fees received from strategic partners and included revenue related to the grant of certain non-exclusive rights for manufacturing and distribution of its products. The revenues in the first quarter of the current fiscal year did not benefit from such licensing and rights fees. The Company is redefining its product strategy and market focus and, as a result, revenue contribution from license fees may not continue at historical levels.

Gross Profit

  In the quarter ended October 31, 1999, the Company's gross profit was $10.6 million, or 26.1% of sales, compared to $14.6 million, or 34.0% of sales, in the first quarter of last fiscal year. Gross profit is discussed by business segment in the sections that follow.

  Space and Technology Products and Programs. In the quarter ended October 31, 1999, gross profit in the Space and Technology Products and Programs segment decreased $0.9 million, or 18.6%, to $3.9 million from $4.8 million in the first quarter of last fiscal year primarily as a result of lower revenues. As a percentage of sales, gross profit decreased slightly to 27.7% in this year's first quarter from 27.9% in the first quarter of the prior year.

  Industrial Computers and Subsystems. In the quarter ended October 31, 1999, due to increased revenues, the gross profit in the Industrial Computers and Subsystems segment increased $2.1 million, or 64.6%, to $5.3 million from $3.2 million in the first quarter of last fiscal year. As a percentage of sales, gross profit remained level with the prior year at 31.1%.

  Power Conversion Products. In the quarter ended October 31, 1999, gross profit in the Power Conversion Products segment decreased by $2.8 million, or 65.3%, to $1.5 million from $4.3 million in the first quarter of last fiscal year. As a percentage of sales, gross profit declined to 16.2% in this year's first quarter from 37.3% in the first quarter of the prior year. The decrease in gross profit as a percentage of sales reflects a lower margin mix of products and services, including decreased contribution from high-margin technology licenses and other collaborative agreements. In addition, in its PowerCache ultracapacitor product line, the Company is making required infrastructure and other investments which impact gross profit at current sales volumes. As product sales ramp up, gross margins will continue to be impacted until full production volumes are reached and maintained.

  Sterilization and Purification Products. In the quarter ended October 31, 1999, gross profit in the Sterilization and Purification Products segment decreased $2.0 million, or 103%, to $(0.1) million from $1.9 million in the first quarter of last fiscal year. Gross profit in the first quarter of the prior fiscal year benefited from high-margin revenue from grants of licenses and rights. As the Company redefines its product strategy and market focus, gross profit margins will likely continue to be negatively impacted.

Selling, General and Administrative Expenses

  In the quarter ended October 31, 1999, the Company's selling, general and administrative expenses increased $0.9 million, or 11.7%, to $10.6 million from $9.5 million in the first quarter of last fiscal year. As a percentage of total sales, selling, general and administrative expenses increased to 26.1% in this year's first quarter from 22.1% in the first quarter of the prior year. The increase in the dollar amount of these expenses is primarily in support of the Company's growth over the course of the prior fiscal year and the continued expansion in Europe related to the industrial computer business area. In addition, the current quarter includes approximately $750,000 of severance costs related to the Company's former CEO.

Research and Development Expenses

  The Company's research and development expenses reflect only internally funded research and development programs. Costs associated with United States Government and other customer funded research and development contracts are included in cost of sales. The level of internally funded research and development expenses reflects the Company's ability to obtain customer funding to support a significant portion of its research and product development activities. Internally funded research and development expenses were $2.9 million and $2.5 million for the three months ended October 31, 1999 and 1998, respectively. The increase in these expenses for the current three-month period as compared to the same period last year is primarily due to efforts to accelerate new product introductions.

Interest Income and Other-net and Provision (Credit) for Income Taxes

  Interest income and other-net decreased to $28,000 for the three months ended October 31, 1999 from $288,000 in the first quarter of the prior year. These decreases are primarily due to a reduction in interest earned on cash investments in the current year. In the prior year's first quarter, the Company's provision for income taxes consisted primarily of taxes for its foreign operations, while the provision in the current quarter reflects the Company's expected world-wide tax rate for the current fiscal year.

Liquidity and Capital Resources

  Net cash provided by operations for three months ended October 31, 1999 was $1.6 million. The increase in cash in the current quarter was primarily attributable to decreases in receivables and inventories, and proceeds from the sale of an unoccupied building. This increase was offset by the repayment of the Company's outstanding obligation under its bank line-of-credit and by capital expenditures. The Company's capital expenditures during the first quarter amounted to $1.8 million, and primarily consisted of production and other capital assets in the Power Conversion Products business segment, and expenditures related to the Company's information systems infrastructure.

  Maxwell has an unsecured bank line-of-credit amounting to $20.0 million, under which the Company has no borrowings outstanding as of October 31, 1999.

  The Company believes that funds on-hand, together with cash generated from operations and funds available under its bank line-of-credit, will be sufficient to finance its operations and expected capital expenditures through fiscal year 2000. In addition to addressing manufacturing requirements, the Company may also from time to time consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash, cash equivalents and short-term investments on hand;
cash flow from operations; borrowings under the existing bank line of credit; investments by strategic partners and additional debt or equity financings. There can be no assurance that the Company will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

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

  The Company has incurred costs of approximately $1.5 million to complete all three phases of its Y2K Information Systems Compliance Program. Such costs include approximately $700,000 related to purchases of certain computer hardware and software, which addressed the Company's Y2K program, but would have been purchased by the Company in any event in connection with the normal periodic upgrade of its systems. In addition, such costs include Company labor costs and amounts paid to external consultants and advisors.

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

Forward-Looking Statements

  To the extent that the above discussion goes beyond historical information and indicates results or developments which the Company plans or expects to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "believes," "plans" and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected, and such differences could be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. Readers are referred to item 1 of the Company's Annual Report on Form 10-K for fiscal year 1999 for a discussion of certain of those factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company has not entered into or invested in any instruments that are subject to market risk.

  The Company's bank line-of-credit agreement bears interest at a rate that varies based on the LIBOR or the bank's prime rate. As of October 31, 1999, the Company has no amounts outstanding under its bank line-of-credit.


PART II - OTHER INFORMATION


Item 1.     Legal Proceedings
            None

Item 2.     Changes in Securities and Use of Proceeds
            None

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K
           (a)  Exhibits
                27 - Financial Data Schedule

           (b)  Reports on Form 8-K
                None.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAXWELL TECHNOLOGIES, INC.




        December 15, 1999              /s/ Carlton J. Eibl
----------------------------           ---------------------------------
Date                                   Carlton J. Eibl, Chief Executive
                                       Officer and Authorized Officer





        December 15, 1999              /s/ Vickie L. Capps
----------------------------           ---------------------------------
Date                                   Vickie L. Capps, Vice President -
                                       Finance, Treasurer and Chief
                                       Financial Officer (Principal
                                       Financial and Accounting Officer)