Form 10-K405
period 1999-12-31
MAXWELL TECHNOLOGIES INC
filed 2000-03-28
CIK 319815

================================================================================






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

(MARK ONE)

  / / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED ____________________

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM AUGUST 1, 1999 TO DECEMBER 31, 1999

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

                                 YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on February 29, 2000, based on the closing price at which the Common Stock was sold on Nasdaq as of February 29, 2000, was $157,125,553.

     The number of shares of the Registrant's Common Stock outstanding as of February 29, 2000 was 9,753,420 shares.

================================================================================

                           MAXWELL TECHNOLOGIES, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
       FOR THE TRANSITION PERIOD FROM AUGUST 1, 1999 TO DECEMBER 31, 1999



                                                                                                                      PAGE
                                                                                                                     -------
                                     PART I

Item   1.        Business..........................................................................................      1
Item   2.        Properties........................................................................................     20
Item   3.        Legal Proceedings.................................................................................     21
Item   4.        Submission of Matters to a Vote of Security Holders...............................................     21

                                     PART II

Item   5.        Market for Registrant's Common Equity and Related Stockholder Matters.............................     22
Item   6.        Selected Consolidated Financial Data..............................................................     23
Item   7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.............     24
Item   7a.       Quantitative and Qualitative Disclosures about Market Risk........................................     36
Item   8.        Consolidated Financial Statements.................................................................     36
Item   9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............     61

                                    PART III

Item   10.       Directors and Executive Officers of the Registrant................................................     61
Item   11.       Executive Compensation............................................................................     63
Item   12.       Security Ownership of Certain Beneficial Owners and Management....................................     72
Item   13.       Certain Relationships and Related Transactions....................................................     72

                                     PART IV

Item   14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................     73


                                     PART I

     AS USED IN THIS ANNUAL REPORT ON FORM 10-K ("FORM 10-K"), UNLESS THE CONTEXT INDICATES OTHERWISE, THE TERMS "COMPANY" AND "MAXWELL" REFER TO MAXWELL TECHNOLOGIES, INC., A DELAWARE CORPORATION, AND ITS CONSOLIDATED SUBSIDIARIES. EFFECTIVE WITH CALENDAR YEAR 2000, THE COMPANY HAS CHANGED ITS FISCAL YEAR TO A 12-MONTH PERIOD ENDING DECEMBER 31. AS USED IN THIS FORM 10-K, THE TERM FISCAL YEAR SHALL REFER TO PRIOR FISCAL YEARS CONSISTING OF 12-MONTH PERIODS ENDED JULY
31. THE TERM "CURRENT FISCAL YEAR" SHALL REFER TO THE 12-MONTH PERIOD ENDING DECEMBER 31, 2000. THE FIVE-MONTH PERIOD AUGUST 1 - DECEMBER 31, 1999 IS REFERRED TO IN THIS FORM 10-K AS THE "SHORT FISCAL YEAR". SHARE OR PER SHARE INFORMATION IN THIS FORM 10-K FOR PERIODS PRIOR TO DECEMBER 17, 1996, IS ADJUSTED TO REFLECT A 2-FOR-1 STOCK SPLIT. THIS FORM 10-K MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" HEREIN. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH UNDER "ITEM 1. BUSINESS", AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AS WELL AS WITHIN THIS FORM 10-K GENERALLY.

ITEM 1.  BUSINESS

GENERAL

     Maxwell Technologies, Inc. ("Maxwell" or the "Company") applies industry-leading capabilities in power and computing to develop and market products and services for customers in multiple industries, including energy, satellite, defense, telecommunications, consumer electronics, medical and bioprocessing markets.

     During the Short Fiscal Year, the Company adopted a plan to restructure its operations (the "Restructuring Plan") and to change its fiscal year to a calendar year effective January 1, 2000. This Restructuring Plan (i) consolidates certain commercial business operations and improves their manufacturing and other operational capabilities, (ii) focuses the defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories, (iii) focuses the application of PUREBRIGHT-Registered Trademark- technology on bioprocessing, medical and consumer water markets, and (iv) provides for the sale of certain non-strategic business operations.

     Beginning with the Current Fiscal Year, the Company has combined its industrial computer business and its power quality business. The Company has also combined three components businesses - POWERCACHE-TM- ultracapacitors, electromagnetic interference ("EMI") filters and other ceramic capacitor products and radiation-hardened microelectronics - into a commercial, high-reliability electronic components group. The Company has focused its defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories. Maxwell's PurePulse Technologies subsidiary will concentrate on significant opportunities in the application of PUREBRIGHT technology to pathogen inactivation in medical and bioprocessing markets and to consumer water applications. Finally, the Company has initiated the sale of its businesses involving high voltage wound film capacitors, high voltage power supplies, time card and job cost accounting software and glass-to-metal seals. On February 29, 2000, the Company sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million.

PRODUCTS AND SERVICES

POWER AND COMPUTING SYSTEMS

     Since the early 1990s the Company has designed, manufactured and sold custom, semi-custom and standard industrial computer systems and subsystems through its I-Bus, Inc. subsidiary, primarily to original equipment manufacturers ("OEMs") for incorporation into the OEMs' products. In recent years, the Company has added industrial computer operations in the United Kingdom, France and Germany and has become a major supplier of industrial computer products throughout Europe. In fiscal year 1998, the Company added a line of custom power quality protection products, including power conditioning units, power distribution units and uninterruptible power supplies, through the acquisition of San Diego-based Phoenix Power Systems, Inc.

     As part of the Restructuring Plan, the Company is integrating the operations of I-Bus, Inc. with those of Phoenix Power Systems, Inc. ("I-Bus/Phoenix"). The new I-Bus/Phoenix operation will expand the former industrial computer product line with complementary power quality products and broaden the global reach of the power quality products. The Company is combining the San Diego operations of these two subsidiaries into a single facility in San Diego. The new facility is being designed for highly-efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

     INDUSTRIAL COMPUTERS. The Company designs, manufactures and supplies standard, custom and semi-custom industrial computer modules, platforms and fully-integrated systems to OEMs, on a worldwide basis. The Company's I-Bus/Phoenix product line ranges from enclosures, CPU boards and backplanes to fully integrated and highly customized computer systems. This product line primarily employs passive backplane architecture, complemented by a newly-introduced CompactPCI line of products.

     The Company's custom and semi-custom components and systems are design-intensive applications. All of the I-Bus/Phoenix products are based on Intel's x86 and Pentium architectures and are PC-compatible. The products are utilized primarily in computer telephony equipment such as voice-mail servers, interactive voice response servers, telephone switching servers and telephone network transaction control servers. Business in the industrial automation market increased significantly in fiscal year 1999 with participation in a major program to support the installation of new mail sorting equipment by the United States Postal Service. The Company's industrial computers are also used in a number of other applications such as broadcasting, medical (CT Scan, MRI equipment and drug dispensing equipment), test instrumentation (data acquisition and test), imaging instrumentation (large-scale optical reading and sorting equipment) and manufacturing automation (pick-and-place equipment).

     The I-Bus/Phoenix products utilize passive backplane technology in which CPU and input/output functionality is provided by add-in cards for flexibility and ease of replacement. The Company provides fault resistant and fault tolerant systems that include redundant components -- cooling fans, power supplies and hard disks -- that can be "hot-swapped" without shutting down or otherwise affecting the system. The Company also provides enclosures with segmented backplanes that allow two or more independent computer systems to operate within a single enclosure, an important feature in systems in which fault tolerance or size requirements are critical. Enclosures are available to support from six to twenty-five slots and can be configured in rack mount, table top or tower models.

     The products employ several industry standard buses, form factors and interfaces, which enable OEMs to integrate the products with many widely available and economical third party products. The products incorporate standard bus architecture including ISA Bus, PCI Bus, CompactPCI, SCSI Bus and IDE and microprocessors in the Intel family up to the Pentium III, and support operating systems including Windows, Windows NT, Solaris and Linux.

     During fiscal year 1999, the Company continued to expand its geographic scope with the addition of full service industrial computer facilities in France and Germany, which complement its operations in the United Kingdom. With facilities capable of designing, developing, integrating and assembling products in three countries, I-Bus/Phoenix is a major participant in the European market, and reflecting this fact, approximately 35% of fiscal year 1999 sales of industrial computers and subsystems were generated in Europe.

     POWER QUALITY. The I-Bus/Phoenix power quality products consist of power distribution units, power conditioners and inverters, uninterruptible power supplies ("UPS") and other power protection products. These products are designed and engineered by the Company for customer applications primarily in the medical and telecommunications markets. Medical applications include power distribution units for medical imaging equipment and UPS products for hospital equipment. An increasing portion of the sales in the medical market, including a major program in fiscal year 1999 involving power distribution units for medical imaging products, are to OEMs which incorporate the product into larger systems. In the telecommunications market, I-Bus/Phoenix supplies power quality protection and power conditioning systems, often through private label arrangements, for broadcasting stations, remote transmitting sites, telecom base stations and similar applications. Through private label arrangements and sales to OEMs, I-Bus/Phoenix supplies power distribution units and UPS products for industrial applications in the power and energy industries world-wide.

ELECTRONIC COMPONENTS

     The Restructuring Plan organizes a high-reliability electronic components group (the "Electronic Components Group") within the Company by combining its POWERCACHE ultracapacitor business, its Sierra-KD EMI filter and ceramic capacitor business and its Space Electronics, Inc. ("SEi") high-reliability and radiation-hardened microelectronics business. These businesses involve manufacturing high-reliability electronic components based on the Company's core competencies in power and computing. During the Current Fiscal Year the Company will integrate the POWERCACHE ultracapacitor business and SEi microelectronics components business into one manufacturing site in San Diego, while the EMI filters and ceramic capacitors will continue to be manufactured at the Company's facility in Carson City, Nevada. Both facilities are being designed for highly-efficient manufacturing, improved processes, improved personnel training and more disciplined cost control practices.

     ULTRACAPACITORS. The Electronic Components Group is developing the POWERCACHE ultracapacitor to provide bursts of power for applications that require a rapid injection of energy. The POWERCACHE ultracapacitor is scalable in that it can be manufactured in a broad range of shapes and sizes. Currently, the Company is developing ultracapacitors from sub-matchbook size to cells measuring 2" x 2" x 6", while maintaining the same high energy storage per unit volume. The POWERCACHE ultracapacitors can also be linked together in modules to supply higher power for applications such as automotive and power quality systems.

     In fiscal year 1998, the Company entered into a collaborative agreement with EPCOS AG, formerly Siemens Matsushita Components GmbH, which is a joint venture of Siemens AG and Matsushita Electrical Industries in the field of passive electrical components. The agreement provides for the sharing of POWERCACHE ultracapacitor technology, sharing of ongoing product development by both parties and the non-exclusive licensing right for EPCOS to manufacture products based on POWERCACHE ultracapacitor technology and to sell such products in all countries of the world except the United States, Canada and Mexico. EPCOS will target the full range of applications for POWERCACHE ultracapacitors. The Electronic Components Group received initial license fees and is entitled to on-going royalties under the agreement.

     The Company has identified consumer and industrial electronics markets as the primary initial markets for its POWERCACHE ultracapacitors, which include wireless communication devices such as two-way pagers, modems, global satellite telephones and locator beacons, and other devices such as power tools, toys, buoys, laptop and hand-held computers, emergency lights, and bar code scanners. These devices require the small, sub-matchbook size POWERCACHE units. In wireless communication devices, POWERCACHE ultracapacitors can increase signal strength and significantly extend battery life for devices that transmit in sequences of bursts. The Electronic Components Group is pursuing design-in wins for its ultracapacitors into a variety of next generation portable devices dependent on battery power, including two-way pagers and wireless modems, and has targeted automatic meter reading devices and actuators as near-term opportunities. During fiscal year 1999 and the Short Fiscal Year, the Electronic Components Group installed and began the process of qualifying an automated manufacturing line for small ultracapacitors, which will substantially increase the production capacity for that device.

     The Company also has identified power quality and automotive as potential markets for its ultracapacitor. In the power quality arena, the POWERCACHE ultracapacitors can function as a standby reserve of power to be supplied in the event of an electrical interruption or voltage fluctuation in an external power source. For this purpose, ultracapacitors are now being integrated into a power supply product sold by the Company's I-Bus/Phoenix subsidiary for sensitive medical applications, such as MRI machines. In conventional combustion engine vehicles, the POWERCACHE ultracapacitor has potential applications such as catalytic converter pre-heating, air bag deployment, seat belt tightening and engine starting. In electric and hybrid vehicles, the POWERCACHE ultracapacitors have the potential to reduce the load on the battery pack by using its stored energy for acceleration power and recapturing energy otherwise lost during braking.

     EMI FILTERS AND CERAMIC CAPACITORS. The Electronic Components Group designs, manufactures and sells a line of ceramic capacitor filters to absorb the electromagnetic fields and signals generated by electronic devices which interfere with and disrupt the functioning of other electronic devices, including implantable medical devices such as pacemakers and defibrillators, and aerospace guidance and communications systems. These products block EMI from entering an electronic device at the opening used by, for example, power leads or sensors. The Company supplies these filters to major medical device manufacturers, currently for use with implantable pacemakers and defibrillators, but the devices could potentially also be used with other cardiac devices, hearing aids and other implantable electronic devices. Similar filters are supplied for military and commercial space programs requiring high reliability broad-based EMI filters. The Electronic Components Group also manufactures a line of high reliability ceramic capacitors capable of operating at high voltages and high temperatures. These products are used in applications ranging from aerospace and space to oil services and exploration.

     MICROELECTRONIC COMPONENTS. In fiscal year 1999, Maxwell acquired SEi, a San Diego-based designer and manufacturer of high reliability, radiation hardened microelectronic components and assemblies primarily for the space market. Through this SEi unit, the Electronic Components Group provides integrated circuits ("IC"s) and multi-chip modules designed and adapted for space flight and other high reliability applications. In the space market, SEi products are used in satellites which experience extreme environmental conditions, often in radiation-intense orbits. The Electronic Components Group uses proprietary technology, including its RAD-PAK-Registered Trademark- packaging, to protect commercial, off-the-shelf integrated circuits from radiation in space, and was recently selected by Sandia National Laboratory to develop the first radiation-hardened single board computer for the satellite market based on Intel's Pentium processor.

GOVERNMENT SYSTEMS

     POWER SYSTEMS AND SIMULATORS. Through its Systems Division, Maxwell is engaged in a variety of research and development programs in pulsed power, pulsed power systems design and construction, and weapons effects simulation. These services are primarily supplied to the United States government and its agencies including the Air Force and the Defense Threat Reduction Agency. The Systems Division also provides systems and services to national laboratories and industrial and defense companies. The Systems Division typically performs research and development under contracts that allow the Company to apply developed technology in commercial markets.

     The Systems Division performs above-ground simulation and testing of weapons effects via the design and operation of large-scale X-ray and electromagnetic pulse producing systems. The Systems Division operates and maintains five simulation systems at its San Leandro facility and one such system in San Diego. The San Diego system is scheduled for closure in calendar year 2000. The Systems Division also has developed power quality systems and power conditioning systems. In addition, the Company performs on-site technical, operations and maintenance support at government facilities involving applications such as electric and electrothermal gun research, advanced pulsed power development, high-power microwave source development, energy storage and system integration of advanced concept demonstration experiments. The System Division's operation in Albuquerque, New Mexico, provides state-of-the-art analysis in sensor design and development and signal processing for space systems and testing support for techniques to harden electronic circuits and systems from radiation in space and other hostile environments.

     COMPUTER-BASED ANALYTIC SERVICES AND SOFTWARE. Maxwell provides complex computer-based analytic services, primarily to the U.S. Department of Defense ("DOD"), and sells various commercial software products. A primary focus is computer modeling of physical phenomena and improvement of the architecture of the computer-based systems and networks used for transmitting and applying data. The Systems Division has developed highly advanced computer software for modeling and predicting physical effects such as electromagnetic pulses, electric currents, shock waves, ground shock and ground movement, as well as modeling and predicting the interaction of chemical and biological agents with buildings and other physical structures. The Company's space physics group has begun working with commercial satellite developers to solve complex space environment problems affecting existing and planned satellite constellations.

STERILIZATION AND PURIFICATION SYSTEMS

     The Company's PurePulse Technologies, Inc. subsidiary ("PurePulse") applies PUREBRIGHT intense broad spectrum pulsed light technology to kill viruses and other microorganisms in water, blood plasma and other biopharmaceutical and medical products, and on medical product packaging material.

     Tests conducted during fiscal year 1999 confirmed that PUREBRIGHT technology can be effective in deactivating microorganisms, including viruses and other pathogens, in blood plasma products and other biopharmaceutical products. The ability to destroy viruses without harming beneficial proteins would open significant opportunities for PUREBRIGHT in the biotechnology industry, ranging from treatment of biologically derived products to production of vaccines.

     PurePulse has strategic partnerships with medical and pharmaceutical product companies, which are seeking FDA approval for PUREBRIGHT's integration into blow-fill-seal plastic packaging equipment and certain disposable medical product manufacturing equipment. In collaboration with la Calhene, the Company has developed a barrier isolation system utilizing PUREBRIGHT for sterile environments for use in the pharmaceutical industry. Such systems are planned by la Calhene to be introduced to the market place in the Current Fiscal Year.

     Systems based on PUREBRIGHT technology can also purify water, including deactivating the cryptosporidium organism, which is not affected by many other water treatment techniques, either at the point of entry into a facility, at the point of use within a facility or as part of the in-flow process of production and packaging. The technology is flexible enough to treat bottled water after it has been packaged and sealed. PurePulse believes a significant market exists for consumer water applications of PUREBRIGHT, and penetration of this market will require development and marketing assistance from one or more strategic partners.

     As part of the Restructuring Plan, PurePulse will pursue PUREBRIGHT applications in the medical, biopharmaceutical and consumer water markets. Other PUREBRIGHT applications involving food and food packaging, industrial water applications and niche markets in medical packaging, as well as applications involving the COOLPURE-Registered Trademark- pulsed electric field technology, will be de-emphasized and possibly sold or licensed. Maxwell intends to seek equity financing directly into PurePulse to finance its product development activities and operations.

DISCONTINUED OPERATIONS

     As part of the Restructuring Plan, the Company decided to sell its high voltage wound film capacitor business and its line of high voltage power supplies. These capacitor and power supply products are predominantly used in the military and medical industries. On February 29, 2000, the Company sold these businesses for cash of $3.5 million.

     The Company's Restructuring Plan also includes the sale of its Maxwell Business Systems subsidiary, which markets time card and job cost accounting software, as well as its glass-to-metal seal business located in Minnesota. The Company is currently discussing potential terms of sale with parties who have expressed interest in considering a purchase of these businesses.

SALES AND MARKETING

     The Company's commercial products sales teams consist of sales personnel based in the Company's operating facilities and in geographically-dispersed sales offices. These sales teams are supported by scientists, application engineers and technical specialists. Sales and marketing for the Company's products in the United States, and for industrial computer products in Europe, are handled directly by the Company. Elsewhere, the Company utilizes sales representatives and distributors to assist in the marketing of its products. The Company conducts marketing programs intended to position and promote its products and services, including trade shows, seminars, advertising, public relations, distribution of product literature and web-sites on the Internet.

     Emerging technologies require customer acceptance of new and different technical approaches, and the sales effort for new products, particularly in the Electronic Components and the Sterilization and Purification Systems business segments, includes substantial involvement from engineers to demonstrate the applications of the Company's products. Senior management is also significantly involved in gaining access to customers or potential strategic partners to discuss the Company's technology and emerging product lines. The time required to demonstrate technical feasibility and cost effectiveness for new technologies often requires an extended initial marketing effort by the Company. As a result, an important part of the sales strategy for new products is to capitalize on strategic partnerships formed to develop products and establish avenues to obtain product validation.

     In its Government Systems segment, the Company's sales and marketing are primarily conducted by key scientists and other members of its technical staff. A large portion of this business is obtained in response to requests for proposals by the government, with the Company's bids and proposals focused on providing the government with detailed technical information, as well as competitive pricing. Successful performance of the Company's contracts is an important factor in securing follow-on business.

COMPETITION

     Each of Maxwell's business operations has competitors, many of whom have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than the Company. In some of the target markets for the Company's emerging technologies, the Company faces competition from products utilizing alternative technologies.

     The Company's primary competition in its passive backplane industrial computer target markets include RadiSys Corporation, Diversified Technology, Inc., American Advantech Corp., ICS Advent, Teknor Applicom, a Kontron company, Trenton Technology, Inc., among others, resulting in a highly fragmented market in which no one entrant is dominant. In addition, there are industrial computers and subsystems divisions within several large OEM operations. Competitive factors in this market include price, custom design expertise, functionality and fault tolerance. The Company believes it competes favorably with respect to each of these factors. CompactPCI is an emerging technology that is neither widely marketed nor widely accepted; it will potentially compete with passive backplane and much more widely installed VME-based systems for market share. The competitive factors surrounding CompactPCI are very similar to passive backplane systems; however, traditional VME manufacturers such as Motorola and Force have entered the market.

     The power quality market for I-Bus/Phoenix products is also highly fragmented, with no single dominant participant. In the medical and telecommunications industries in which I-Bus/Phoenix product offerings are concentrated, the Company competes with several participants, including Liebert Corporation, OnLine Power, Inc., Teal Electronics Corporation and the Square D Corporation. The Company believes it competes favorably in these markets on price, quality and functionality, and that it has competitive advantages in those segments of the markets that emphasize custom design expertise, advanced technology and rapid engineering turnaround.

     Although a number of companies are developing ultracapacitor technology, the Company has three principal competitors in ultracapacitor products:
Panasonic, a division of Matsushita Electric Industries, Ltd.; Elna, a unit of Asahi Glass; and Polystor, a manufacturer of batteries and ultracapacitors. The key competitive factors are price, performance (energy stored and power delivered per unit volume), form factor and breadth of product offerings. Although its products are not yet sufficiently established to be fully competitive on price, the Company believes it competes favorably with respect to each of the other factors. In addition, the Company believes that with increasing volume, it will achieve cost reductions sufficient to enable it to compete aggressively on price. Ultracapacitors also compete with other technologies, including high-power batteries in power quality and automobile load leveling applications, flywheels in power quality and automotive applications (including as a power source for electric vehicles), and superconducting magnetic energy storage in power quality.

     The Company's EMI filter business competes with AVX Filter, a subsidiary of Kyocera, in the EMI feedthrough filter market. The competitive factors in this market include price, breadth of electromagnetic spectrum filtered, small size and reliability. The Company believes it competes favorably with respect to each of these factors. The Company believes its patent for mounting of the filter at the surface of the feedthrough for an implantable medical device provides a competitive advantage by allowing the manufacture of a smaller sized device.

     In radiation-hardened space products, the Company faces a variety of competition in different product areas. The Company competes with traditional radiation-hardened IC suppliers like Honeywell, Lockheed Martin, and Intersel Devices for different monolithic ICs, processors and ASIC products. The Company also has competition from commercial suppliers with lines that have favorable radiation-hardened characteristics, like Temic in Europe and National Semiconductor and Analog Devices. The Company competes with high reliability packaging houses such as Austin, White Microelectronics, Teledyne and Sac Tec for monolithic and multi-chip modules. Proprietary technology enables the Company to compete using unique solutions on the most advanced commercial electronic circuits.

     The Company's competition in the government systems business ranges from small competitors with expertise in specialized technology areas to large, high technology government contractors such as SAIC, Titan and certain operations of ITT. In addition, the Company faces growing competition in the x-ray simulation and weapons effects business and various analytical and research and development activities from U.S. National Laboratories. Much of this business is under cost reimbursement-type contracts in which the cost structure of the enterprise is an important competitive factor, as well as superior technology and a strong track record of performance. The Company believes it competes favorably with respect to these factors.

     The Company does not believe that its PUREBRIGHT products have direct competitors in the application of pulsed broad spectrum light to treat water or sterilize medical or pharmaceutical products. Pulsed light does, however, compete with many other established and developing technologies. Alternative technologies for the sterilization, disinfection and purification of medical and pharmaceutical products including technologies such as autoclave heat sterilization, solvent detergents and other chemical and gamma radiation. For water treatment, the Company faces competition from many alternative, and often less expensive, technologies, including filtration systems, reverse osmosis, chemicals, distillation technology and continuous wave ultraviolet light systems.

MANUFACTURING AND SUPPLIERS

     Maxwell currently performs design, assembly and systems integration for its Power and Computing Systems and Sterilization and Purification Systems segments and conducts material and component manufacturing in its Electronic Components segment.

     The Company generally purchases components and materials, such as electronic components, dielectric materials and enclosures of metal and plastic, from a number of suppliers. In certain operations, the Company relies on a limited number of suppliers or a single supplier. Although the Company believes there are alternative sources for components and materials currently obtained from a single source, there can be no assurance that the Company will be able to identify and qualify alternative suppliers in a timely manner. Maxwell's industrial computer business relies on single qualified suppliers for some of its critical components, primarily CPU boards and some power supplies. The EMI filters produced by the Company rely on a sole domestic source for one component, and that supplier has indicated it plans to design, build and sell a competing filter in the future. The Company believes this supplier will continue to sell to the Company; but, if necessary, the Company could replace this supplier or design and manufacture the component itself. Although the Company seeks to reduce its dependence on sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary material adverse effect on the Company's results of operations, and damage customer relationships due to the complexity of the products supplied and the significant amount of time required to qualify new suppliers. See "Risk Factors".

     The Company is currently laying out two new manufacturing facilities in San Diego, one for I-Bus/Phoenix and the other for the Electronic Components Group. The new facilities will improve the manufacturing capabilities and capacity for the Company's commercial products.

RESEARCH AND DEVELOPMENT

     The Company conducts internally-funded engineering, research and development to refine and expand its products and services. For the Short Fiscal Year and fiscal years 1999, 1998, and 1997 expenditures for internally-funded research and development were approximately $3.5 million, $7.9 million, $7.4 million and $4.1 million, respectively. In addition, the Company performs substantial research and development work funded by research grants and customers, including agencies of the United States government and commercial companies under strategic partnership arrangements.

PATENTS, LICENSES AND TRADEMARKS

     An important element in the Company's success is the establishment and maintenance of proprietary technologies. Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the steps taken by the Company to protect its proprietary technologies will be adequate to prevent misappropriation by third parties, or will be adequate under the laws of some foreign countries, which may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

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

BACKLOG

     The Company's funded backlog for continuing operations as of December 31, 1999, July 31, 1999 and July 31, 1998 amounted to approximately $55 million, $56 million and $38 million, respectively. The funded backlog consists of remaining funding under cost-plus contracts for tasks not yet completed, remaining revenues to be recognized on contracts accounted for on a percentage-of-completion basis and firm orders for products not yet delivered. The Company expects to complete or deliver substantially all of its currently funded backlog within 12 months. Additional unfunded backlog related to contracts awarded was approximately $57 million, $19 million and $34 million at December 31, 1999, July 31, 1999 and July 31, 1998, respectively.

GOVERNMENT BUSINESS

     A substantial portion of the Company's sales from continuing operations (approximately 30% in the Short Fiscal Year and 31%, 32% and 33% in fiscal years 1999, 1998 and 1997, respectively) is derived from contracts with the United States government, principally agencies of the DOD, and subcontracts with government suppliers. The reductions in defense budgets in the 1990s adversely affected the Company's activities, particularly in the area of system survivability products and services, such as weapons effects simulation and testing. The Company has also experienced increased competition in bidding for new defense programs from contractors seeking to replace their lost business. While the DOD has continued to fund, although at lower levels, research on next-generation pulsed power concepts, the simulation machine in the Company's San Diego facility will cease operations in the Current Fiscal Year, and the operation of the Company's remaining simulation machines remains subject to curtailment.

     The Company's government contracts may be performed over a multi-year period, with funding provided in increments of one year or less. Government agencies may terminate their contracts, in whole or in part, at their discretion. In such event, the government agency is generally obligated to pay the costs incurred by the Company thereunder, plus a fee based upon work completed. Contract costs for services or products supplied to government agencies, including allocated indirect costs, are subject to audit and adjustment. Contract costs have been reviewed and accepted by the government through fiscal year 1995. Contract revenues for periods subsequent to fiscal year 1995 have been recorded in amounts that are expected to be realized upon final review and settlement. Contracts entered into by the Company with government agencies are fixed-price contracts or cost-plus contracts. Under a fixed-price contract, the customer agrees to pay a specific price for performance. Under a cost-plus contract, the customer agrees to pay an amount equal to the Company's allowable costs in performing the contract, plus a fixed or incentive fee. Certain costs of doing business, such as interest expenses and advertising expenses, are not allowable under cost-plus contracts. Greater risks are involved under a fixed-price contract than under a cost-plus contract, because in a fixed-price contract the Company assumes responsibility for providing the specified product or services regardless of the actual costs incurred. Failure to anticipate technical problems, estimate costs accurately or control costs during contract performance reduces or eliminates the contemplated profit and can result in a loss. On the other hand, the government generally permits higher profit margins when establishing prices for fixed-price contracts because of such risks. In the Government Systems business segment approximately 81%, 77%, 82% and 85% of sales were derived from cost-plus contracts in the Short Fiscal Year and fiscal years 1999, 1998 and 1997, respectively, and the balance of sales in such years were derived from fixed-price contracts.

GOVERNMENT REGULATION

     The testing, manufacture and sale of certain of the Company's products are subject to regulation by numerous governmental authorities. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated thereunder, the U.S. Food and Drug Administration ("FDA") regulates the pre-clinical and clinical testing, manufacture, labeling, storage, distribution and promotion of food and medical products and processes. The Company is supporting customers in obtaining FDA clearance of PUREBRIGHT for medical applications. The Company's EMI filter capacitor has been approved for use in implantable defibrillators and implantable pacemakers of certain medical device manufacturers.

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

     Because of the nature of its operations and the use of hazardous substances in certain of its ongoing manufacturing and research and development activities, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Although the Company believes it is in material compliance with all applicable government and environmental laws, rules, regulations and policies, there can be no assurance that the Company's business, financial condition or results of operations will not be materially adversely affected by current or future environmental laws, rules, regulations and policies or by liability arising out of any past or future releases or discharges of materials that could be hazardous. See "Risk Factors."

FOREIGN SALES

     The Company's revenue from customers outside of the United States was $11.4 million in the Short Fiscal Year, and $31.0 million, $19.4 million, and $11.4 million in fiscal years 1999, 1998 and 1997, respectively. Of the total foreign sales in the Short Fiscal Year and fiscal years 1999 and 1998, $5.9 million, $13.1 million and $8.3 million, respectively, were attributable to sales to customers located in the United Kingdom. In fiscal year 1997, $4.0 million of sales were attributable to customers in Japan.

SEGMENTS

     The Company's business segments are discussed in Note 12 of Notes to Consolidated Financial Statements included as Item 8 herein. The Company currently operates in four business segments: Power and Computing Systems (includes design and manufacture of standard, custom and semi-custom industrial computer modules, platforms and fully-integrated systems and power quality systems); Electronic Components (includes design, development and manufacture of high-reliability electronic components, including products such as ultracapacitors, EMI filter capacitors and radiation-hardened microelectronics); Government Systems (includes research and development and programs in pulsed power, pulsed power systems design and construction, weapons effects simulation and computer-based analytic services) and Sterilization and Purification Systems (includes sterilization and purification systems to reduce or eliminate microbial contamination). Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 herein.

EMPLOYEES

     At December 31, 1999, the Company's continuing operations had 896 employees, including 62 employees with Ph.D. degrees and 70 others with post-graduate degrees. The Company had another 179 employees at operations to be discontinued. None of the Company's employees is represented by a labor union. Maxwell considers its relations with its employees to be good.

                                  RISK FACTORS

     The Company's business, financial condition and results of operations could be adversely impacted by any of the following risks. The risks set out below are not exhaustive.

WE MAY NOT ACHIEVE THE GOALS OF OUR RESTRUCTURING PLAN

     Our Restructuring Plan is designed to improve the manufacturing and other operational capabilities of our commercial businesses. This involves combining several separate businesses into two new commercial divisions and moving from eight facilities in San Diego into four. To achieve our financial goals, particularly in the next few quarters, these combinations must be done successfully and on schedule, and we must achieve our operating goals of reducing costs, increasing efficiency and improving quality. A number of factors could affect our ability to reach these goals, including our ability to accomplish the following:

          - obtain and build out new facilities at the right time and at a reasonable cost;

          - sublease or terminate lease-hold obligations of excess facilities on a timely basis;

          - combine separate employee organizations into single organizations;

          - move manufacturing and assembly operations without seriously delaying regular product shipments;

          - combine manufacturing facilities to reduce costs and improve efficiency; and

          - redesign our manufacturing processes for improved quality and productivity.

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

          -    increasing and improving our manufacturing capabilities; and

          - developing extensions of our existing products and services into new applications.

WE DEPEND ON OEM CUSTOMERS AND AS A RESULT HAVE LONG SALES CYCLES

     Sales to a few original equipment manufacturers, known as "OEMs," as opposed to direct retail sales to customers, make up a significant part of our revenues. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products of our OEM customers. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEMs' sales timing and volume fluctuates, it could have a material adverse effect on our business, financial condition and results of operations. Our OEM customers typically require a long development and engineering process before incorporating our products and services into their devices. This period of time is in addition to the time we spend on basic research and product development. As a result, we are vulnerable to changes in technology or end user preferences.

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

WE RELY ON STRATEGIC RELATIONSHIPS THAT MAY NOT BE SUCCESSFUL

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

WE HAVE INCURRED LOSSES HISTORICALLY AND IN THE EVENT OF FUTURE LOSSES, THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE

     We have incurred net losses in two of our past five full fiscal years, and during the five-month period August 1 through December 31, 1999. In the future, we may experience significant fluctuations in our revenues and we may incur net losses from period to period as a result of a number of factors, including the following:

          -    our success in achieving the goals of our Restructuring Plan;

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

     If our patents are invalidated or if it is determined that we, or the licensor of the patent, do not hold sole rights to the patent, it could have a material adverse effect on our business, results of operations and financial condition, particularly if we cannot design around others' proprietary rights.

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

          - to meet anticipated volume production requirements for several of our product lines;

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

WE RELY ON A LIMITED NUMBER OF THIRD PARTY SUPPLIERS

     Our ability to manufacture products depends, in part, on our ability to secure qualified and adequate sources of materials, components and sub-assemblies at prices which enable us to make our products at competitive costs. Some of our suppliers are currently the sole source of one or more items which we need to manufacture our products. On occasion, we have experienced difficulty in obtaining timely delivery of supplies from outside suppliers. This has adversely impacted our delivery time to our customers and, in one circumstance, we believe such delivery problems were a contributing factor to the loss of certain business from a major customer. There can be no assurance that these and other similar supply problems will not recur.

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

WE MAY FACE DIFFICULTIES IN OBTAINING FOOD AND DRUG ADMINISTRATION APPROVAL FOR OUR PRODUCTS

     Some of our products are subject to the approval process of the FDA because they are used for food storage or in medical devices. These products include our PUREBRIGHT technologies and the EMI filter. There are many aspects of the FDA approval process that could have a material adverse effect on our business, financial condition and results of operations, including the following:

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

ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS COULD PREVENT TRANSACTIONS WHICH ARE IN THE BEST INTEREST OF OUR STOCKHOLDERS

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

ITEM 2.  PROPERTIES

     The Company owns a 45,600 square foot engineering and administrative support facility and a 22,000 square foot manufacturing facility, both located in San Diego, California. In addition, the Company owns a 25,000 square foot manufacturing facility on 2.6 acres of land located in Carson City, Nevada. The Company leases seven other facilities in the San Diego area and a 240,000 square foot facility in San Leandro, California, of which 45,000 square feet is subleased to a third party. Under the Restructuring Plan, the Company intends to continue to occupy the facilities it owns and reduce the number of leased facilities in San Diego to three facilities with a total of 96,000 square feet of office, engineering and manufacturing space. The Company also leases an 8,200 square foot facility in Minneapolis, Minnesota, three facilities totaling 30,000 square feet in the United Kingdom, a 9,000 square foot facility in Germany and 3,400 square foot facility in Nice, France. The Company leases office space in Reston, Virginia, and Albuquerque, New Mexico. The Company's leased facilities are leased for varying terms and some of them contain options permitting the Company to extend the lease term. The Company utilizes its current facilities (prior to completion of the Restructuring Plan) in the following manner: corporate, sales and administrative (126,000 sq. ft.); manufacturing, assembly and testing, research and development laboratories and engineering (515,000 sq. ft.) The Company also utilizes on a rent-free basis 22,000 square feet at Kirkland Air Force Base in Albuquerque, New Mexico.

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


                                                            HIGH             LOW
                                                            ----             ---
SHORT FISCAL YEAR
  November 1, 1999 to December 31, 1999                    $11-1/2         $  7-7/8
  Quarter ended October 31, 1999                            26-15/16         10-3/16

FISCAL YEAR 1999
  Quarter ended July 31, 1999                              $30-11/16        $18-5/8
  Quarter ended April 30, 1999                              34-1/2           18-3/16
  Quarter ended January 31, 1999                            40-1/4           23-3/8
  Quarter ended October 31, 1998                            26-3/8           19-1/4

FISCAL YEAR 1998
  Quarter ended July 31, 1998                              $28-7/8          $22
  Quarter ended April 30, 1998                              32-5/16          25
  Quarter ended January 31, 1998                            36-3/8           21
  Quarter ended October 31, 1997                            38-1/2           21-3/4


     The last reported sale price of the Common Stock on the Nasdaq National Market on March 15, 2000, was $16.50 per share. As of December 31, 1999, there were 507 holders of record of the Company's Common Stock.

     The Company currently anticipates that any earnings will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its Common Stock in the foreseeable future. In addition, under the Company's Line-of-Credit Agreement, neither the Company nor any of its subsidiaries may, directly or indirectly, pay any cash dividends to its stockholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated statement of operations data for the Short Fiscal Year and for the fiscal years ended July 31, 1999, 1998 and 1997, and consolidated balance sheet data as of December 31, 1999 and July 31, 1999 and 1998 are derived from the Consolidated Financial Statements of the Company and Notes thereto included in this Form 10-K, which have been audited by Ernst & Young LLP, independent auditors. The following selected consolidated statement of operations data for the fiscal years ended July 31, 1996 and 1995 and consolidated balance sheet data as of July 31, 1997, 1996 and 1995 are derived from audited consolidated financial statements of the Company not included in this Form 10-K. All selected consolidated financial data presented has been restated to reflect certain businesses to be divested by the Company as discontinued operations. The following selected data should be read in conjunction with Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 8. CONSOLIDATED FINANCIAL STATEMENTS appearing elsewhere in this Form 10-K.


                                 FIVE-MONTH PERIOD
                                 ENDED DECEMBER 31,                          YEARS ENDED JULY 31,
                                 -----------------    -------------------------------------------------------------
                                        1999             1999         1998         1997         1996         1995
                                      ---------       ---------    ---------    ---------     --------     --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Continuing Operations:
   Sales.........................     $ 52,170         $153,686     $123,358     $101,899      $ 76,534     $ 68,088
   Cost of sales.................       41,382          105,039       81,554       65,669        56,548       49,098
                                      --------         --------     --------     --------      --------     --------
   Gross profit..................       10,788           48,647       41,804       36,230        19,986       18,990
   Operating expenses:
     Selling, general and
       administrative............       16,436           34,398       26,677       20,694        17,378       13,702
     Research and development....        3,451            7,893        7,375        4,061         3,083        3,261
     Restructuring, acquisition and
       other charges.............        4,953            3,050        6,339           --         5,703           --
                                      --------         --------     --------     --------      --------     --------
       Total operating expenses..       24,840           45,341       40,391       24,755        26,164       16,963
                                      --------         --------     --------     --------      --------     --------
   Operating income (loss).......      (14,052)           3,306        1,413       11,475        (6,178)       2,027
   Interest expense..............         (112)            (404)        (338)        (220)         (368)        (361)
   Interest income and other, net           17              647        1,471          238           395          871
                                      --------         --------     --------     --------      --------     --------
   Income (loss) from continuing
     operations before income
     taxes, minority interest and
     cumulative effect of change in
     accounting principle........      (14,147)           3,549        2,546       11,493        (6,151)       2,537
   Provision (credit) for income
   taxes.........................       (5,474)          (5,582)         413        1,473         1,894          118
   Minority interest in net income
     (loss) of subsidiaries......         (548)             427           80           54            50           86
                                      --------         --------     --------     --------      --------     --------
   Income (loss) from continuing
     operations..................       (8,125)           8,704        2,053        9,966        (8,095)       2,333
Discontinued operations, net of tax:
   Income (loss) from operations.       (2,901)           2,364       (3,760)      (3,459)       (3,322)      (1,880)
   Provision for estimated loss on
     disposal....................       (2,065)              --           --           --            --           --
                                      --------         --------     --------     --------      --------     --------
                                        (4,966)           2,364       (3,760)      (3,459)       (3,322)      (1,880)
Cumulative effect of change in
   accounting principle..........           --               --           --           --         2,569           --
                                      --------         --------     --------     --------      --------     --------
Net income (loss)................     $(13,091)        $ 11,068     $ (1,707)    $  6,507      $(13,986)    $    453
                                      ========         ========     ========     ========      ========     ========

Basic net income (loss) per share:
   Income (loss) from continuing
     operations..................     $  (0.85)        $   0.93     $   0.24     $   1.47      $  (1.28)    $   0.35

   Income (loss) from discontinued
     operations..................        (0.52)            0.25        (0.44)       (0.51)        (0.52)       (0.28)
   Cumulative effect of change in
     accounting principle........           --               --           --           --         (0.41)          --
                                      --------         --------     --------     --------      --------     --------
Basic net income (loss) per share     $  (1.37)        $   1.18     $  (0.20)    $   0.96      $  (2.21)    $   0.07
                                      ========         ========     ========     ========      ========     ========
Diluted income (loss) per share:
   Income (loss) from continuing
     operations..................     $  (0.85)        $   0.88     $   0.22     $   1.33      $  (1.28)    $   0.35
   Income (loss) from discontinued
     operations..................        (0.52)            0.24        (0.41)       (0.46)        (0.52)       (0.28)
                                      --------         --------     --------     --------      --------     --------
   Cumulative effect of change in
     accounting principle........           --               --           --           --         (0.41)          --
                                      --------         --------     --------     --------      --------     --------
Diluted net income (loss) per share   $  (1.37)        $   1.12     $  (0.19)    $   0.87      $  (2.21)    $   0.07
                                      ========         ========     ========     ========      ========     ========



                                                                                      JULY 31,
                                         DECEMBER 31,   --------------------------------------------------------------------
                                            1999          1999           1998          1997          1996           1995
                                         -----------    ----------     ----------    ----------    ----------     ----------
CONSOLIDATED BALANCE SHEET DATA:                                           (IN THOUSANDS)
Total assets.........................    $  105,781     $  122,291     $  105,702    $  50,774     $  44,177       $  31,943
Cash and cash equivalents............    $    4,065     $    8,832     $   21,629    $   2,321     $   2,446       $   4,137
Long-term debt, including current
  portion............................    $      459     $    3,668     $    2,434    $   1,762     $   2,193       $   3,250
Shareholders' equity at year-end.....    $   84,416     $   97,168     $   80,153    $  32,617     $  23,243       $  36,666
Shares outstanding at year-end.......         9,564          9,557          9,210        6,969         6,513           6,204



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company applies industry-leading capabilities in power and computing to develop and market products and services for customers in multiple industries, including energy, satellite, defense, telecommunications, consumer electronics, medical and bioprocessing markets.

     In November 1999, the Company's Board of Directors adopted a resolution to change the Company's fiscal year to a calendar year effective January 1, 2000. The Company previously reported results on a fiscal year of August 1 through July 31. The following discussion includes the five-month transition period August 1 to December 31, 1999 (the "Short Fiscal Year") and the previously reported fiscal years ended July 31, 1999, 1998 and 1997. See Note 1 of the Notes to Consolidated Financial Statements.

     During the Short Fiscal Year, the Company adopted a plan to restructure its operations (the "Restructuring Plan") and to change its fiscal year to a calendar year effective January 1, 2000. This Restructuring Plan (i) consolidates certain commercial business operations and improves their manufacturing and other operational capabilities, (ii) focuses the defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories, (iii) focuses the application of PUREBRIGHT technology on bioprocessing, medical and consumer water markets, and (iv) provides for the sale of certain non-strategic business operations.

     Beginning with the Current Fiscal Year, the Company has combined its industrial computer business and its power quality business. The Company has also combined three components businesses - POWERCACHE ultracapacitors, EMI filters and other ceramic capacitor products and radiation-hardened microelectronics - into a commercial, high-reliability electronic components group. The Company has focused its defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories. Maxwell's PurePulse Technologies subsidiary will concentrate on significant opportunities in the application of PUREBRIGHT technology to pathogen inactivation in medical and bioprocessing markets and to consumer water applications. Finally, the Company has initiated the sale of its businesses involving high voltage wound film capacitors, high voltage power supplies, time card and job cost accounting software and glass-to-metal seals. Results of operations for all prior fiscal years have been restated to report these businesses as discontinued operations. On February 29, 2000, the Company sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million.

     The Company generates revenue from the sale of commercial products and from performing contract research and other projects for the United States government and other customers. From time to time, the Company also generates revenue from licensing technology and other rights to strategic partners. Sales and marketing for the Company's products in the United States, and for industrial computers in Europe, are handled directly by the Company. Elsewhere, the Company utilizes sales representatives and distributors to assist in the marketing of its products. The Company conducts marketing programs intended to position and promote its products and services, including trade shows, seminars, advertising, public relations, distribution of product literature and web-sites on the Internet.

     The Company's operating expenses are substantially impacted by selling, general and administrative activities and by research and development activities. Selling expenses are primarily driven by (1) sales volume, with respect to sales force expenses and commission expenses; (2) the extent of market research activities for new product design efforts; (3) advertising and trade show activities and (4) the number of new products launched in the period. General and administrative expenses primarily include costs associated with the Company's administrative employees, facilities and functions. The Company incurs expenses in foreign countries primarily in the functional currencies of such locations. As a result of the Company's international operations, the United States dollar amount of its revenue and expenses is impacted by changes in foreign currency exchange rates. The Company's ability to maintain and grow its sales depends on a variety of factors including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution and customer service and support. The Company's sales growth also depends on its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

BUSINESS SEGMENTS

     In accordance with the requirements and guidelines of Statement of Financial Accounting Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("Statement No. 131"), Maxwell's operations have been classified into business segments. In connection with the Company's Restructuring Plan, the Company has integrated its businesses into new operating divisions. Accordingly, the Company has defined four new reporting segments as follows (prior year segment information has been restated to conform to the new segmentation):

         POWER AND COMPUTING SYSTEMS

         As part of its Restructuring Plan, the Company is integrating its I-Bus, Inc. and Phoenix Power Systems, Inc. subsidiaries ("I-Bus/Phoenix"). The new I-Bus/Phoenix operation will expand the industrial computer product line of I-Bus, Inc. with complementary power quality products and broaden the global reach of the power quality products. As part of the Restructuring Plan, the Company is combining the San Diego operations of these two subsidiaries into a single facility in San Diego. The new San Diego facility is being designed for highly-efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

         The Company designs, manufactures and supplies standard, custom and semi-custom industrial computer modules, platforms and fully-integrated systems to OEMs, on a worldwide basis. The Company's I-Bus/Phoenix product line ranges from enclosures, CPU boards and backplanes to fully integrated and highly customized computer systems. This product line primarily employs passive backplane architecture, complemented by a newly-introduced CompactPCI line of products.

         The I-Bus/Phoenix power quality products consist of power distribution units, power conditioners and inverters, uninterruptible power supplies ("UPS") and other power protection products. These products are designed and engineered by the Company for customer applications primarily in the medical and telecommunications markets.

         ELECTRONIC COMPONENTS

         The Restructuring Plan organizes a high-reliability electronic components group (the "Electronic Components Group") within the Company by combining its POWERCACHE ultracapacitor business, its Sierra-KD EMI filter and ceramic capacitor business and its Space Electronics, Inc. ("SEi") high-reliability and radiation-hardened microelectronics business. These businesses involve manufacturing high-reliability electronic components based on the Company's core competencies in power and computing. During the Current Fiscal Year the Company will integrate the POWERCACHE ultracapacitor business and microelectronics components business into one manufacturing site in San Diego, while the EMI filters and ceramic capacitors will continue to be manufactured at the Company's facility in Carson City, Nevada. Both facilities are being designed for highly-efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

         The Components Group is developing the POWERCACHE ultracapacitor to provide bursts of power when a rapid injection of energy is required for an application. The POWERCACHE ultracapacitor is scalable in that it can be manufactured in a broad range of shapes and sizes. Currently, the Company is developing ultracapacitors from sub-matchbook size to cells measuring 2" x 2" x 6", while maintaining the same high energy storage per unit volume. The POWERCACHE ultracapacitors can also be linked together in modules to supply higher power for applications such as automotive and power quality systems.

         The Electronic Components Group designs, manufactures and sells a line of ceramic capacitor filters to absorb the electromagnetic fields and signals generated by electronic devices which interfere with and disrupt the functioning of other electronic devices, including implantable medical devices such as pacemakers and defibrillators, and aerospace guidance and communications systems. These products block EMI from entering an electronic device at the opening used by, for example, power leads or sensors.

         In fiscal year 1999, Maxwell acquired SEi, a San Diego-based designer and manufacturer of high reliability, radiation hardened microelectronic components and assemblies primarily for the space market. Through this SEi unit, the Electronic Components Group provides integrated circuits and multi-chip modules designed and adapted for space flight and other high reliability applications. In the space market, SEi products are used in satellites which experience extreme environmental conditions, often in radiation-intense orbits.

         GOVERNMENT SYSTEMS

         Through its Systems Division, Maxwell is engaged in a variety of research and development programs in pulsed power, pulsed power systems design and construction, and weapons effects simulation. These services are primarily supplied to the United States government and its agencies including the Air Force and the Defense Threat Reduction Agency. The Systems Division also provides systems and services to national laboratories and industrial and defense companies. The Systems Division typically performs research and development under contracts that allow the Company to apply developed technology in commercial markets.

         STERILIZATION AND PURIFICATION SYSTEMS

         The Company's PurePulse Technologies, Inc. subsidiary ("PurePulse") applies PUREBRIGHT intense broad spectrum pulsed light technology to kill viruses and other microorganisms in water, blood plasma and other biopharmaceutical and medical products, and on medical product packaging material.

         As part of the Restructuring Plan, PurePulse will pursue PUREBRIGHT applications in the medical, biopharmaceutical and consumer water markets. Other PUREBRIGHT applications involving food and food packaging, industrial water applications and niche markets in medical packaging, as well as applications involving the COOLPURE-Registered Trademark- pulsed electric field technology, will be de-emphasized and possibly sold or licensed. Maxwell intends to seek equity financing directly into PurePulse to finance its product development activities and operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected operating data for the Company, expressed as a percentage of sales.


                                                        FIVE-MONTH PERIOD
                                                         ENDED DECEMBER 31,                 YEARS ENDED JULY 31,
                                                      --------------------------    --------------------------------------
                                                         1999           1998          1999          1998          1997
                                                      -----------     ----------    ----------    ----------    ----------
Continuing Operations:
   Sales..........................................      100.0%          100.0%        100.0%        100.0%         100.0%
   Cost of sales..................................       79.3            70.0          68.3          66.1           64.4
                                                      -----------     ----------    ----------    ----------    ----------
   Gross profit...................................       20.7            30.0          31.7          33.9           35.6
   Operating expenses:
     Selling, general and administrative..........       31.5            25.4          22.4          21.6           20.3
     Research and development.....................        6.6             5.5           5.1           6.1            4.0
     Restructuring, acquisition and other charges.        9.5             0.3           2.0           5.1           --
                                                      -----------     ----------    ----------    ----------    ----------
     Total operating expenses.....................       47.6            31.2          29.5          32.8           24.3
                                                      -----------     ----------    ----------    ----------    ----------
   Operating income (loss)........................      (26.9)           (1.2)          2.2           1.1           11.3
   Interest expense...............................       (0.2)           (0.3)         (0.3)         (0.2)          (0.2)
   Interest income and other, net.................        --              0.1           0.4           1.2            0.2
                                                      -----------     ----------    ----------    ----------    ----------
   Income (loss) from continuing operations before
     income taxes and minority interest...........      (27.1)           (1.4)          2.3           2.1           11.3
   Provision (credit) for income taxes............      (10.5)            0.2          (3.6)          0.3            1.5
   Minority interest in net income of subsidiaries       (1.0)            0.2           0.2           0.2           --
                                                      -----------     ----------    ----------    ----------    ----------
   Income (loss) from continuing operations.......      (15.6)           (1.8)          5.7           1.6            9.8
Discontinued operations, net of tax:
   Income (loss) from operations..................       (5.5)           (1.4)          1.5          (3.0)          (3.4)
   Provision for estimated loss on disposal.......       (4.0)           --            --            --             --
                                                      ------------    ----------    ----------    ----------    ----------
Net income (loss).................................      (25.1)%          (3.2)%         7.2%         (1.4)%          6.4%
                                                      ===========     ==========    ==========    ==========    ==========


     The following table sets forth sales, gross profit and gross profit as a percentage of sales for each of the Company's business segments.


                                                      FIVE-MONTH PERIOD
                                                      ENDED DECEMBER 31,                 YEARS ENDED JULY 31,
                                                   -------------------------     --------------------------------------
                                                     1999           1998           1999          1998          1997
                                                   ----------    -----------     ----------    ----------    ----------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
Power and Computing Systems:
     Sales.....................................     $ 27,720       $ 18,540      $  65,095     $  42,848     $  34,259
     Gross profit..............................        7,998          5,569         20,419        14,560        11,537
     Gross profit as a percentage of sales.....         28.9%          30.0%          31.4%         34.0%         33.7%

Electronic Components:
     Sales.....................................     $  7,699       $ 16,310      $  34,646     $  32,755     $  29,477
     Gross profit..............................          146          6,344         11,444        14,134        15,465
     Gross profit as a percentage of sales.....          1.9%          38.9%          33.0%         43.2%         52.5%

Government Systems:
     Sales.....................................     $ 16,123       $ 17,685      $  44,556     $  40,981     $  31,690
     Gross profit..............................        3,665          2,987         10,889         9,582         6,379
     Gross profit as a percentage of sales.....         22.7%          16.9%          24.4%         23.4%         20.1%

Sterilization and Purification Systems:
     Sales.....................................     $    628       $  3,223      $   9,389     $   6,774     $   6,473
     Gross profit (loss).......................       (1,021)         1,838          5,895         3,528         2,849
     Gross profit as a percentage of sales.....           --           57.0%          62.8%         52.1%         44.0%

Consolidated (from continuing operations):
     Sales.....................................     $ 52,170       $ 55,758      $ 153,686     $ 123,358     $ 101,899
     Gross profit..............................       10,788         16,738         48,647        41,804        36,230
     Gross profit as a percentage of sales.....         20.7%          30.0%          31.7%         33.9%         35.6%


SALES

    In the Short Fiscal Year, sales from continuing operations ("sales") totaled $52.2 million, a decrease of $3.6 million, or 6.4%, from total sales of $55.8 million for the comparable five-month period ended December 31, 1998. In fiscal year 1999, total sales were $153.7 million, an increase of $30.3 million, or 24.5%, from $123.4 million in fiscal year 1998. In fiscal year 1998 sales increased $21.5 million, or 21.1%, to $123.4 million from $101.9 million in fiscal year 1997. International sales totaled $11.4 million, $31.0 million, $19.4 million, and $11.4 million in the Short Fiscal Year and in fiscal years 1999, 1998 and 1997, respectively.

     Sales in the Short Fiscal Year were lower than in the comparable five-month period ended December 31, 1998 because the Short Fiscal Year included revenue from sales of licenses and other collaborative agreements of only $0.6 million, while the comparable prior period included $4.8 million of such revenue. Revenue from sales of products increased approximately 2% to $51.6 million in the Short Fiscal Year, from $50.7 million in the comparable prior period. Sales in the Short Fiscal Year were negatively impacted by reduced revenues from the wind-down of certain government programs and by economic issues facing certain customers in the commercial satellite and oil markets. Expansion of the Company's industrial computer business in Germany and France in fiscal year 1999 and a full year of sales in fiscal year 1999 from the Company's United Kingdom industrial computer operation, which was acquired in fiscal year 1998, are the primary drivers for the increased international sales in fiscal years 1999 and 1998. Sales in both fiscal years 1999 and 1998 increased over the prior fiscal year in all of the Company's business segments. Sales within each of the Company's business segments is discussed below.

     POWER AND COMPUTING SYSTEMS. In the Short Fiscal Year, sales in this segment totaled $27.7 million, an increase of $9.2 million, or 50.2%, from sales of $18.5 million in the comparable five-month period ended December 31, 1998. In fiscal year 1999, Power and Computing Systems sales increased $22.3 million, or 51.9%, to $65.1 million from $42.8 million in fiscal year 1998. Domestic sales in this segment are made principally to OEM customers and are primarily derived from the shipment of power and computing systems that are "designed-in" to the OEMs' products. Over the last two fiscal years, the Company has strengthened its international presence through the acquisition of industrial computer businesses in the United Kingdom and Germany and through the inception of operations in France. These European businesses focus on lower-priced standard products, with an emphasis on catalog sales. The increase in sales in the Short Fiscal Year, as well as in fiscal year 1999, is primarily attributable to the increase in European sales and an increase in sales of power quality protection and delivery systems, following the fiscal year 1998 acquisition of Phoenix Power Systems, Inc., as well as new design-in wins for customized OEM products, including supply contracts for industrial computers of approximately $27 million over two years under two Siemens ElectroCom L.P. programs for the United States Postal Service. Partially offsetting these increases was the completion in the second quarter of fiscal year 1998 of sales to a single, long-standing OEM customer under a multi-year program and the curtailment at the end of fiscal year 1998 of the Company's program with Digital Equipment Corporation due to its acquisition by Compaq Computers. While standard product sales have accelerated, and the Company continues to expand its presence in Europe, sales under large OEM programs remain a critical element of this business. As a current marketing strategy, the Company has issued product catalogs featuring both the standard and custom product lines with the dual aim of generating direct sales, as well as leads for additional OEM design-in opportunities. In addition, the Company's recent integration of the industrial computer and power quality businesses should improve the international sales of the power quality products and services. If sales of OEM products do not achieve the levels projected by the OEM, or if OEM projects are curtailed due to consolidations or other market conditions, the Company may be unable to offset such loss of sales.

     In fiscal year 1998, Power and Computing Systems sales increased $8.5 million, or 25.0%, to $42.8 million from $34.3 million in fiscal year 1997. Sales growth in this business segment was principally derived from the expansion of its standard product offerings and marketing capabilities with acquisitions of a United Kingdom-based industrial computer company, and San Diego-based Phoenix Power, specializing in power quality conditioning and delivery systems. Although the Company completed a major multi-year program with a long-standing customer during the first half of fiscal year 1998, other new OEM design-in projects, as well as the expansion into more standard products, more than offset the impact of the major program completed, resulting in the sales growth for the year.

     ELECTRONIC COMPONENTS. In the Short Fiscal Year, Electronic Components sales totaled $7.7 million, a decrease of $8.6 million, or 52.8%, from sales of $16.3 million in the comparable five-month period ended December 31, 1998. The decrease in sales in the Short Fiscal Year resulted partly from the fact that no revenue was received in the Short Fiscal Year from technology licenses and other collaborative agreements, while $3.0 million of such revenue was received in the prior year comparable period in the POWERCACHE ultracapacitor business area. In addition, revenues from customers of the Company's microelectronic components business area in the commercial satellite market decreased in the Short Fiscal Year due to recent economic issues affecting such customers. Also, over-stock issues at its primary medical filter customer and weakness in oil and space markets resulted in a decrease in sales in the Company's EMI filters and ceramic capacitors business area. In the Current Fiscal Year, the Company expects to see improved trends in each of these customer and market areas.

     In fiscal year 1999, Electronic Components sales increased $1.8 million, or 5.7%, to $34.6 million from $32.8 million in fiscal year 1998. Sales in the EMI filter capacitor businesses contributed to the sales increase in this business segment. In fiscal year 1999, the Company acquired a small manufacturer of ceramic capacitors used in a variety of high voltage applications, including commercial space, defense and medical equipment. This business was combined with another business of the Company, which makes similar ceramic products for different markets, and which has a growing business in filters for implantable medical devices. The combination of these complementary product lines provided improved efficiencies and economies of scale in the Company's Carson City, Nevada facility. Partially offsetting the increased product sales, revenue from licenses and collaborative agreements decreased to $3.7 million in fiscal year 1999 from $7.3 million in fiscal year 1998.

     In fiscal year 1998, Electronic Components sales increased $3.3 million, or 11.1%, to $32.8 million from $29.5 million in fiscal year 1997. Nearly all product areas contributed to the sales growth. Specifically, the ultracapacitor business area entered into new strategic partnering arrangements, including marketing and technology access rights with EPCOS AG (formerly Siemens Matshusita Components) and PacifiCorp. The Company also experienced sales growth in EMI filters for implantable medical products and aerospace applications.

     GOVERNMENT SYSTEMS. Sales for this segment in the Short Fiscal Year were $16.1 million as compared to $17.7 million for the comparable five-month period ended December 31, 1998. In fiscal year 1999, sales in this segment increased $3.6 million, or 8.7%, to $44.6 million from $41.0 million in fiscal year 1998. In April 1998, the Company acquired Physics International ("PI"), a primarily government-funded pulsed power research and simulation business of Primex Technologies. PI was the Company's principal competitor in the simulation area, and the combined businesses consolidate scientific and technical research capabilities for the benefit of both the government and the Company's technology base. The inclusion of revenues from PI accounted for substantially all of the increase in revenue in this segment in fiscal year 1999 as compared to fiscal year 1998. However, these increases were offset in both fiscal year 1999, and the Short Fiscal Year by the wind-down and completion of several government programs. The Company has won certain follow-on contracts, but the levels of work under such new programs were less than in prior periods.

     In fiscal year 1998, Government Systems sales increased $9.3 million, or 29.3%, to $41.0 million from $31.7 million in fiscal year 1997. This increase was in the Company's core, government-funded pulsed power research and development activities, including revenue from PI following the acquisition.

     A substantial portion of the revenues in this business segment comes from contracts with the DOD and other agencies of the U.S. government. These contracts are subject to increases and decreases as well as to periodic changes in government funding provisions. Additional replacement or follow-on contracts may not be available or awarded to the Company. The level of future government expenditures in the Company's research and development areas and the related impact on funding for the Company's contracts are therefore not predictable, and previously reported results are not necessarily indicative of those to be expected in the future.

     STERILIZATION AND PURIFICATION SYSTEMS. In the Short Fiscal Year, sales totaled $0.6 million, a substantial decrease from prior periods. Prior year revenues consisted primarily of fees under license agreements with key partners in several strategic business areas. No such agreements occurred in the Short Fiscal Year. The Company is redefining its product strategy and market focus in this segment and, as a result, does not expect significant revenue contribution from either license fees or product sales in the Current Fiscal Year.

     In fiscal year 1999, Sterilization and Purification Systems sales increased $2.6 million, or 38.6%, to $9.4 million from $6.8 million in fiscal year 1998. Revenues in fiscal year 1999 consisted primarily of fees under license agreements with key partners in several strategic business areas. The license agreements included a grant to two Sanyo entities of certain non-exclusive rights for manufacturing and distribution of this segment's products; an exclusive license agreement with Johnson & Johnson Vision Products, Inc. for the integration of PUREBRIGHT pulsed light sterilization systems into the manufacturing process for contact lenses, including a one-time license fee, on-going royalties and an equipment supply arrangement; and an amendment of an existing license with a long-standing partner which narrowed the field of exclusivity and eliminated certain minimum purchase requirements, in exchange for a one-time payment.

     In fiscal year 1998, Sterilization and Purification Systems sales increased $0.3 million, or 4.7%, to $6.8 million from $6.5 million in fiscal year 1997.

GROSS PROFIT

     In the Short Fiscal Year, the Company's gross profit was $10.8 million, or 20.7% of sales, a substantial decrease from prior years. Reduced sales volumes, specifically, decreases in high margin revenues from licenses and other collaborative agreements, and certain write-offs of inventories determined to be excess or obsolete are the primary reasons for the reduced gross margins.

     In fiscal year 1999, the Company's gross profit increased $6.8 million, or 16.4%, to $48.6 million as compared to $41.8 million in fiscal year 1998. In fiscal year 1998, gross profit increased $5.6 million, or 15.4%, to $41.8 million from $36.2 million in fiscal year 1997. As a percentage of sales, gross profit was 31.7% in fiscal year 1999 compared to 33.9% in fiscal year 1998 and 35.6% in fiscal year 1997. Reductions in gross margins as a percentage of sales from fiscal year 1997 to fiscal years 1998 and 1999 result from a combination of factors, including: an increase in revenues from sales of full systems with significant third party content, upon which lower overall gross profit margins are realized; a decrease in high margin development funding and technology license fees; and changes in the mix of products and services sold. The Company believes that its Restructuring Plan, which consolidates certain commercial business operations and improves their manufacturing and other operational capabilities, will result in an improvement in the gross profit margins achieved by the Company. Gross profit by segment is discussed below.

     POWER AND COMPUTING SYSTEMS. In the Short Fiscal Year, Power and Computing Systems gross profit totaled $8.0 million, or 28.9% of sales, compared to $5.6 million, or 30% of sales for the five-month period ended December 31, 1998. This decrease in gross margin as a percentage of sales is primarily attributable to a lower margin mix of product sales in the Short Fiscal Year and certain write-offs of excess and obsolete inventories.

     In fiscal year 1999, Power and Computing Systems gross profit increased $5.8 million, or 40.2%, to $20.4 million from $14.6 million in fiscal year 1998. As a percentage of sales, gross profit decreased to 31.4% in fiscal year 1999 from 34.0% in fiscal year 1998. This decrease was primarily due to a change in sales mix which, in fiscal year 1998, included certain higher margin products for an OEM that were near the end of their life cycle, with no such sales in fiscal year 1999. In addition, more of the Company's revenues are derived from contracts which include full systems with greater third party content, upon which lower overall gross profit margins are realized.

     In fiscal year 1998, Power and Computing Systems gross profit increased $3.1 million, or 26.2%, to $14.6 million from $11.5 million in fiscal year 1997. As a percentage of sales, gross profit increased to 34.0% in fiscal year 1998 from 33.7% in fiscal year 1997. This increase in gross profit as a percentage of sales was primarily the result of increased sales during the first half of fiscal year 1998 of certain higher-margin customized OEM products to a long-standing customer under a program that was completed during the second quarter of that year. As a result of the completion of this program, as well as the Company's entry into the lower-price standard product arena, gross profit margins were higher in the first half of fiscal year 1998 than in the second half in this business area.

     ELECTRONIC COMPONENTS. Gross profit for the Electronic Components segment was $0.1 million in the Short Fiscal Year, or 1.9% of sales. Gross profit in this segment was significantly impacted in the Short Fiscal Year by unabsorbed overhead and other production costs in the POWERCACHE ultracapacitors business area, which is currently in the start-up phase of volume production, resulting in negative gross margins. In addition, this business area received no contribution in the Short Fiscal Year from high margin revenue from licenses and other collaborative agreements. The Company expects POWERCACHE gross margins to turn positive and improve as sales volumes increase in this business. As ultracapacitor product sales ramp-up, gross margins will continue to be impacted until the Company reaches full production volumes. The Company is currently working on programs to reduce the cost of materials and automate manufacturing in an effort to reduce its production costs. However, required infrastructure and other investments are continuing to be made which will impact gross profit at current sales volumes. Low sales volumes in the other electronic components business areas also contributed to reduced gross margins in the Short Fiscal Year. In addition, the EMI filter, ceramic capacitors and the SEi microelectronics business areas recorded charges in the Short Fiscal Year to write-off certain slow moving or excess inventories, also impacting gross margins.

     In fiscal year 1999, Electronic Components gross profit decreased $2.7 million to $11.4 million from $14.1 million in fiscal year 1998. As a percentage of sales, gross profit decreased to 33.0% in fiscal year 1999 from 43.2% in fiscal year 1998. The decrease in gross profit primarily reflects a decrease in high margin development funding and technology license fees of $3.7 million, and also reflects a lower margin mix of products and services. This decrease also reflects changes in the Company's pricing strategies in response to competitive pressures, as it continues to improve penetration in its various markets.

     In fiscal year 1998, gross profit decreased $1.4 million to $14.1 million from $15.5 million in fiscal year 1997. Gross margin as a percentage of sales decreased to 43.2% in 1998 from 52.5% in fiscal year 1997. This decrease in gross profit primarily reflects lower margins received on a large program at SEi.

     GOVERNMENT SYSTEMS. In the Short Fiscal Year, gross profit was $3.7 million, or 22.7% of revenues, compared to $3.0 million or 16.9% of sales for the five-month period ended December 31, 1998. Gross profit as a percentage of sales for the five-month period ended December 31, 1998 was negatively impacted by poor absorption of fixed overhead costs prior to an adjustment later in fiscal year 1999 to the rates billable to the government by this segment.

     In fiscal year 1999, Government Systems gross profit increased $1.3 million, or 13.6%, to $10.9 million from $9.6 million in fiscal year 1998. As a percentage of sales, gross profit increased to 24.4% in fiscal year 1999 from 23.4% in fiscal year 1998. The primary factors in the increase in gross profit in fiscal year 1999 as compared to fiscal year 1998 is the full year contribution of revenues and gross margins from PI, following its acquisition in April 1998.

     In fiscal year 1998, Government Systems gross profit was $9.6 million, up from $6.4 million in fiscal year 1997. As a percentage of sales, gross profit increased to 23.4% in fiscal year 1998 from 20.1% in fiscal year 1997. The increase in gross profit, both as a dollar amount and as a percentage of sales, in fiscal year 1998 as compared to fiscal year 1997, relates to the acquisition of PI, as well as a commercial contract for pulsed power systems won during fiscal year 1998. This contract was substantially complete as of the end of fiscal year 1998.

     STERILIZATION AND PURIFICATION SYSTEMS. With very low sales volume in the Short Fiscal Year, gross profit in the Sterilization and Purification Systems segment was a loss of $1.0 million, reflecting unabsorbed fixed costs.

     In fiscal year 1999, Sterilization and Purification Systems gross profit increased $2.4 million to $5.9 million from $3.5 million fiscal year 1998. As a percentage of sales, gross profit increased to 62.8% in fiscal year 1999 from 52.1% in fiscal year 1998. In fiscal year 1998, gross profit increased to $3.5 million and 52.1% from $2.8 million and 44.0% in sales in fiscal year 1997. The increase in gross profit, both in dollars and as a percentage of sales, reflects a substantial portion of high margin revenues from license activities in fiscal year 1999 compared to fiscal year 1998 and in fiscal year 1998 compared to fiscal year 1997. In fiscal year 1998, the Company substantially completed a multi-year, low-margin research program with the US Army. The revenues from this program were replaced in fiscal year 1999 and fiscal year 1998 with higher margin commercial licensing and developmental programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     In the Short Fiscal Year, selling, general and administrative expenses were approximately $16.4 million, or 31.5% of sales compared to $14.1 million, or 25.4% of sales for the five-month period ended December 31, 1998. The increase in these expenses is primarily in support of the Company's growth in fiscal year 1999 and the continuing expansion into Europe by the Power and Computing Systems business segment. The Short Fiscal Year also includes $750,000 of severance costs related to the Company's former CEO. As further discussed below, the Company adopted a Restructuring Plan in the Short Fiscal Year which includes certain facility consolidations and other cost-saving programs which will be implemented in the Current Fiscal Year.

     In fiscal year 1999, the Company's selling, general and administrative expenses increased $7.7 million, or 28.9%, to $34.4 million from $26.7 million in fiscal year 1998 and $20.7 million in fiscal year 1997. As a percentage of total sales, selling, general and administrative expenses increased to 22.4% in fiscal year 1999 from 21.6% in fiscal year 1998 and 20.3% in fiscal year 1997. The increase in these expenses was primarily in support of the Company's sales growth, including the businesses acquired in fiscal years 1999 and 1998. In addition, the Company made certain investments related to administrative infrastructure and in administrative and sales support which has increased the expenses as a percentage of sales.

RESEARCH AND DEVELOPMENT EXPENSES

     The Company's research and development expenses reflect only internally funded research and development programs. Costs associated with research and development contracts funded by the United States government and other customers are included in cost of sales. Research and development expenses were $3.5 million, $7.9 million, $7.4 million and $4.1 million for the Short Fiscal Year and fiscal years 1999, 1998 and 1997, respectively. As a percentage of sales, research and development expenses were 6.6% in the five-month period ended December 1999, 5.1% in fiscal year 1999, 6.1% in fiscal year 1998, and 4.0% in fiscal year 1997. The level of research and development expenses reflects, in part, the Company's ability to obtain customer funding to support a portion of its research and product development activities. The increase in the amount of internally funded research and development as a percentage of sales in the Short Fiscal Year reflects an increased emphasis on development of new commercial product areas.

RESTRUCTURING, ACQUISITION AND OTHER CHARGES

     In connection with the Restructuring Plan, the Company has undertaken various actions to improve the cost structure of the Company. As a result, the Company recorded restructuring and other related charges in the Short Fiscal Year totaling approximately $5.0 million. These charges primarily include severance costs related to a reduction in work force, the closure and combination of certain facilities and the write-off of non-performing operating assets. The Company expects to record additional restructuring-related charges over the next three fiscal quarters as the Company completes its Restructuring Plan and finalizes the consolidation and integration of its operations and related facilities.

     During fiscal year 1999, the Company recorded restructuring, acquisition and other charges of approximately $3.1 million. Of these charges, approximately $1.6 million consisted of direct acquisition costs for business combinations accounted for using the pooling-of-interests method. The remaining $1.5 million charge consists primarily of amounts provided for revised estimates of costs to resolve certain environmental and legal contingencies which occurred in prior years, as well as other restructuring provisions, including employee and facility expenses, related to decisions made in July 1999 to reduce certain administrative infrastructure of the Company in Europe and the United States.

     The Company recorded a $6.3 million charge in fiscal year 1998 related to the acquisition of three businesses, including transaction costs for a business combination accounted for as a pooling-of-interest, and the appraised amount of acquired in-process research and development for the two business combinations accounted for as purchases.

INTEREST EXPENSE

     Interest expense was $112,000, $404,000, $338,000 and $220,000 in the Short
Fiscal Year and in fiscal years 1999, 1998, and 1997, respectively. The increase in interest expense in each of last two fiscal years is the result of higher average borrowing over the preceding year, due primarily to an increase in debt assumed by the Company from the various businesses acquired in 1999 and 1998. At December 31, 1999, the Company had no amounts outstanding under its bank line-of-credit.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net, consisting primarily of interest income, was $17,000, $647,000, $1,471,000 and $238,000 in the Short Fiscal Year and in
fiscal years 1999, 1998 and 1997, respectively. The decrease in interest income reflects lower average cash balances in both the Short Fiscal Year and in fiscal year 1999. During fiscal year 1998, the Company received proceeds of approximately $47 million from a follow-on offering of its common stock. Such cash proceeds have been substantially used by the Company to fund growth in operations and acquisitions during fiscal years 1999 and 1998.

PROVISION (CREDIT) FOR INCOME TAXES

     The credit for income taxes in the Short Fiscal Year includes a credit of $5.5 million, primarily representing the deferred income tax benefits of temporary differences and tax loss carryforwards. The deferred income tax credit was partially offset by approximately $600,000 of certain foreign and state income tax expense. In future years, the Company will provide income taxes approximating applicable statutory rates, although cash payments for taxes will be substantially lower in the near term as remaining tax loss carryforwards are utilized.

     The fiscal year 1999 credit for income taxes includes a credit of $5.9 million, representing the reversal of a valuation allowance provided in previous years against certain deferred tax benefits. The valuation allowance was reversed based on the Company's determination that it has become more likely than not that such deferred tax benefits will be realized in the future. The deferred income tax credit was partially offset by approximately $500,000 of certain foreign and state income tax expense.

     The Company's fiscal year 1998 and 1997 provisions for income taxes relate primarily to taxes of the businesses acquired in fiscal year 1999 using the pooling-of-interests method.

MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARIES

     Minority interest in net income (loss) of subsidiaries was $(548,000) in the Short Fiscal Year and $427,000, $80,000 and $54,000 in fiscal years 1999, 1998 and 1997, respectively. The current period loss results from a loss in the Short Fiscal Year incurred by the Company's minority owned subsidiaries, primarily in the Sterilization and Purification Systems segment.

INCOME (LOSS) FROM CONTINUING OPERATIONS

     As a result of the factors mentioned above, the income (loss) from continuing operations was $(8.1) million for the Short Fiscal Year, compared to $8.7 million in fiscal year 1999, $(2.1) million for fiscal year 1998, and $10.0 for fiscal year 1997.

DISCONTINUED OPERATIONS

     As previously discussed, the Company has adopted a plan to divest its high voltage wound film capacitors, high voltage power supplies, time card and job cost accounting software and glass-to-metal seals businesses. In connection with its decision to sell these businesses, the Company recorded pre-tax charges of $4.7 million, including provisions of $3.8 million for estimated losses on the sale of the businesses and $0.9 million for severance costs for involuntary employee terminations and provisions for contractual employment obligations that will have no continuing benefit. On February 29, 2000, the Company sold the high voltage wound capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the net book value of the net assets sold as of that date. The anticipated disposal of the remaining businesses is expected to occur by the end of the second quarter of calendar year 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on a combination of internally generated funds and bank borrowings to finance its working capital requirements and capital expenditures. In addition, in each of the two most recent full fiscal years, the Company received approximately $2.3 million from the exercise of stock options and purchases under employee stock purchase plans. In fiscal year 1998, the Company completed a follow-on public offering of 1.5 million shares of its Common Stock, generating net proceeds of approximately $47 million. A portion of the proceeds was used to repay outstanding bank loans and approximately $12 million of cash was used in fiscal year 1998 for acquisitions. The remaining proceeds were used in fiscal years 1998 and 1999 to fund growth, including additional working capital requirements.

     Cash provided by continuing operations in the Short Fiscal Year was approximately $400,000, as compared to uses of cash by operations of $7.8 million and $6.0 million in fiscal years 1999 and 1998, respectively. In fiscal year 1997, cash of $4.1 million was provided by continuing operations. In the Short Fiscal Year, the operating losses were more than offset by decreases in operating assets, primarily accounts receivable. In fiscal years 1999 and 1998, the use of cash was primarily attributable to increases in accounts receivable, due both to acquired businesses and in support of increased sales in fiscal year 1999. The Company's capital expenditures in the Short Fiscal Year and in fiscal years 1999, 1998 and 1997 were $2.0 million, $7.4 million, $6.1 million and $4.4 million, respectively, and related primarily to production and other capital assets needed to support growth in all of the Company's business units. The Company has ordered additional equipment for volume manufacturing of ultracapacitors in an existing facility, and for manufacture of EMI filter capacitors at the newly expanded Carson City, Nevada manufacturing site. In addition, the Company will incur expenditures in connection with the design and construction of the new facilities for its newly-integrated commercial divisions. The Company may also consider leasing facilities or manufacturing equipment or both or may satisfy high-volume manufacturing requirements through outsourcing or under licensing arrangements with third parties. If the Company decides to internally finance construction of additional facilities, a significant amount of capital may be required. The Company will also incur cash expenditures in the Current Fiscal Year in connection with completing its Restructuring Plan.

     The Company believes that funds on-hand, together with cash generated from operations, cash expected to be received from the divestiture of certain businesses and funds available under its bank line-of-credit, will be sufficient to finance its Restructuring Plan, its operations and its capital expenditures through the Current Fiscal Year. In addition to addressing manufacturing requirements, the Company may also from time-to-time consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash, cash equivalents and short-term investments on hand; cash flow from operations; borrowings under the existing bank line-of-credit; investments by strategic partners and additional debt or equity financings. There can be no assurance that the Company will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

     Maxwell has an unsecured bank line-of-credit of $20.0 million, under which the Company had no borrowings outstanding as of December 31, 1999.

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

SOFTWARE COMPATIBILITY WITH YEAR 2000 DATE PROCESSING

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its Year 2000 Information Systems Compliance Program, including the remediation and testing of its systems and the development of a contingency plan. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes that those systems successfully responded to the Year 2000 date change. The Company incurred costs of approximately $1.5 million in connection with its Year 2000 Information Systems Compliance Program, including $0.1 million incurred in the Short Fiscal Year. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are promptly addressed.

FORWARD-LOOKING STATEMENTS

     To the extent that the above discussion goes beyond historical information and indicates results or developments which the Company plans or expects to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "believes," "plans" and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected, and such differences could be material. The Company undertakes no obligation to revise these forward-looking statements to reflect future events or circumstances. Readers are referred to the Company's Risk Factor section of the 10-K for a further and more detailed discussion of certain of those factors.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. SAB 101 requires companies, if necessary, to restate previously reported financial statements to comply with the new guidance. The Company is currently evaluating the impact that the adoption of SAB 101 will have on its results of operations and its financial position.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has not entered into or invested in any instruments that are subject to market risk.

     The Company's bank line-of-credit agreement bears interest at a rate that varies based on LIBOR or the bank's prime rate.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS


    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF MAXWELL TECHNOLOGIES, INC.


                                                                                                        PAGE
                                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors........................................................37

Consolidated Balance Sheets as of December 31, 1999, July 31, 1999 and July 31, 1998.....................38

Consolidated Statements of Operations for the Five-Months ended December 31, 1999, and for the
Years Ended July 31, 1999, 1998 and 1997.................................................................39

Consolidated Statements of Stockholders' Equity for the Five-Months ended December 31, 1999, and for the Years Ended July 31, 1999, 1998 and 1997.....................................................40

Consolidated Statements of Cash Flows for the Five-Months ended December 31, 1999, and for the
Years Ended July 31, 1999, 1998 and 1997.................................................................41

Notes to Consolidated Financial Statements...............................................................42


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Maxwell Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Maxwell Technologies, Inc., and subsidiaries, as of December 31, 1999, July 31, 1999 and July 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the five months ended December 31, 1999 and for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Technologies, Inc. and subsidiaries at December 31, 1999, July 31, 1999 and July 31, 1998, and the consolidated results of their operations and their cash flows for the five months ended December 31, 1999 and for each of the three years in the period ended July 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                             /s/ ERNST & YOUNG LLP

San Diego, California
February 19, 2000,
  except for the first
  paragraph of Note 10,
  as to which the date
  is February 29, 2000

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                    JULY 31,
                                                                     DECEMBER 31,      ---------------------------------
                                                                        1999                1999               1998
                                                                   ----------------    ----------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents..................................      $    4,065          $    8,832          $   21,629
   Trade and other accounts receivable, less allowance
       for doubtful accounts of $1,519 at December 31, 1999
       and $1,033 and $1,513 at July 31, 1999 and 1998,
       respectively...........................................          30,381              43,066              34,162
   Inventories................................................          22,015              19,869              16,538
   Prepaid expenses...........................................             691               1,710               2,072
   Deferred income taxes......................................          14,740               8,647                 457
   Net assets of discontinued operations......................           3,564               4,995               2,800
                                                                   ----------------    ----------------    -------------
     Total current assets.....................................          75,456              87,119              77,658
Property, plant and equipment, net............................          18,340              24,684              21,881
Goodwill and other non-current assets.........................          11,985              10,488               6,163
                                                                   ----------------    ----------------    -------------
                                                                    $  105,781          $  122,291          $  105,702
                                                                   ================    ================    =============
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable and accrued liabilities...................      $   13,639          $   12,586          $   15,581
   Accrued employee compensation..............................           5,382               6,471               5,822
   Current portion of long-term debt..........................             278               3,251               1,241
                                                                   ----------------    ----------------    -------------
     Total current liabilities................................          19,299              22,308              22,644
Long-term debt, excluding current portion.....................             181                 417               1,193
Minority interest.............................................           1,885               2,398               1,712
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.10 par value per share, 40,000 shares
     authorized; 9,564, 9,557 and 9,210 shares issued and
     outstanding at December 31, 1999, July 31, 1999 and
     July 31, 1998, respectively..............................             957                 956                 920
   Additional paid-in capital.................................          78,378              78,082              72,245
   Deferred compensation......................................            (117)               (204)               (413)
   Retained earnings..........................................           5,375              18,466               7,401
   Accumulated other comprehensive income (loss) - foreign
     currency translation adjustments.........................            (177)               (132)                 --
                                                                   ----------------    ----------------    -------------
     Total stockholders' equity...............................          84,416              97,168              80,153
                                                                   ----------------    ----------------    -------------
                                                                    $  105,781          $  122,291          $  105,702
                                                                   ================    ================    =============


See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        FIVE-MONTH
                                                        PERIOD ENDED                  YEARS ENDED JULY 31,
                                                         DECEMBER 31,    --------------------------------------------
                                                             1999            1999            1998            1997
                                                        --------------   -------------   ------------    ------------
Continuing Operations:
   Sales............................................    $    52,170      $     153,686   $    123,358    $    101,899
   Cost of sales....................................         41,382            105,039         81,554          65,669
                                                        --------------   -------------   ------------    ------------
   Gross profit.....................................         10,788             48,647         41,804          36,230
   Operating expenses:
     Selling, general and administrative............         16,436             34,398         26,677          20,694
     Research and development.......................          3,451              7,893          7,375           4,061
     Restructuring, acquisition and other charges...          4,953              3,050          6,339              --
                                                        --------------   -------------   ------------    ------------
       Total operating expenses.....................         24,840             45,341         40,391          24,755
                                                        --------------   -------------   ------------    ------------
   Operating income (loss)..........................        (14,052)             3,306          1,413          11,475
   Interest expense.................................           (112)              (404)          (338)           (220)
   Interest income and other, net...................             17                647          1,471             238
                                                        --------------   -------------   ------------    ------------
   Income (loss) from continuing operations before
     income taxes and minority interest.............        (14,147)             3,549          2,546          11,493
   Provision (credit) for income taxes..............         (5,474)            (5,582)           413           1,473
   Minority interest in net income (loss) of
     subsidiaries...................................           (548)               427             80              54
                                                        --------------   -------------   ------------    ------------
   Income (loss) from continuing operations.........         (8,125)             8,704          2,053           9,966

Discontinued operations, net of tax:
   Income (loss) from operations....................         (2,901)             2,364         (3,760)         (3,459)
   Provision for estimated loss on disposal.........         (2,065)                --             --              --
                                                        --------------   -------------   ------------    ------------
                                                             (4,966)             2,364         (3,760)         (3,459)
                                                        --------------   -------------   ------------    ------------
Net income (loss)...................................    $   (13,091)     $      11,068   $     (1,707)   $      6,507
                                                        ==============   =============   ============    ============

Basic net income (loss) per share:
   Income (loss) from continuing operations.........    $     (0.85)     $        0.93   $       0.24    $       1.47
   Income (loss) from discontinued operations.......          (0.52)              0.25          (0.44)          (0.51)
                                                        --------------   -------------   ------------    ------------
                                                        $     (1.37)     $        1.18   $      (0.20)   $       0.96
                                                        ==============   =============   ============    ============

Diluted net income (loss) per share:
   Income (loss) from continuing operations.........    $     (0.85)     $        0.88   $       0.22    $       1.33
   Income (loss) from discontinued operations.......          (0.52)              0.24          (0.41)          (0.46)
                                                        ==============   =============   ============    ============
                                                        $     (1.37)     $        1.12   $      (0.19)   $       0.87
                                                        ==============   =============   ============    ============

Shares used in computing:
   Basic net income (loss) per share................          9,562              9,414          8,503           6,775
                                                        ==============   =============   ============    ============

   Diluted net income (loss) per share..............          9,562              9,801          9,111           7,470
                                                        ==============   =============   ============    ============


See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FIVE-MONTH PERIOD ENDED DECEMBER 31, 1999 AND
                         THREE YEARS ENDED JULY 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                               ACCUMULATED
                                                     ADDITIONAL                                    OTHER           TOTAL
                                          COMMON      PAID-IN       DEFERRED       RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                          STOCK       CAPITAL     COMPENSATION     EARNINGS    INCOME (LOSS)      EQUITY
                                         ---------   ----------   -------------    --------    --------------   ------------
Balance at August 1, 1996..........        $650       $20,243        $(605)         $2,955      $     --          $23,243
   Issuance of 445,785 shares under
     stock purchase and option
     plans, net of repurchases.....          45         2,814           --            (165)           --            2,694
   Deferred compensation related to
     issuance of 10,000 shares.....           1           189         (190)             --            --               --
   Amortization of deferred
     compensation..................          --            --          173              --            --              173
   Comprehensive income - net income         --            --           --           6,507            --            6,507
                                         ---------   ----------   -------------    --------    --------------   ------------
Balance at July 31, 1997...........         696        23,246         (622)          9,297            --           32,617
   Issuance of 1,500,000 shares in a
     public stock offering, net of
     offering costs of $3.9 million         150        46,967           --              --            --           47,117
   Issuance of 356,240 shares under
     stock purchase and option plans         36         2,348           --              --            --            2,384
   Issuance of 544,785 shares in
     connection with acquisitions..          54         3,270           --             609            --            3,933
   Repurchase of 162,073 shares for
     cash under repurchase program.         (16)       (3,586)          --            (391)           --           (3,993)
   Amortization of deferred
     compensation..................          --            --          209              --            --              209
   Dividends paid to shareholders of
     subchapter S corporation prior
     to acquisition................          --            --           --            (407)           --             (407)
   Comprehensive income (loss) - net
     loss..........................          --            --           --          (1,707)           --           (1,707)
                                         ---------   ----------   -------------    --------    --------------   ------------
Balance at July 31, 1998...........         920        72,245         (413)          7,401            --           80,153
   Issuance of 296,451 shares under
     stock purchase and option
     plans, including related income
     tax benefit of $4,623.........          30         7,498           --              --            --            7,528
   Repurchase of 62,316 shares for
     cash under repurchase program.          (6)       (1,679)          --             (41)           --           (1,726)
   Issuance of 113,514 shares in
     connection with acquisition...          12            18           --             184            --              214
   Amortization of deferred
     compensation..................          --            --          209              --            --              209
   Dividends paid to shareholder of
     acquired company prior to
     acquisition...................          --            --           --            (146)           --             (146)
   Comprehensive income (loss):
     Net income....................          --            --           --          11,068            --           11,068
     Other comprehensive income (loss) -
       Foreign currency translation
       adjustments.................          --            --           --              --          (132)            (132)
                                         ---------   ----------   -------------    --------    --------------   ------------
   Total comprehensive income......          --            --           --          11,068          (132)          10,936
                                         ---------   ----------   -------------    --------    --------------   ------------
Balance at July 31, 1999...........         956        78,082         (204)         18,466          (132)          97,168
   Issuance of 6,680 shares under
     stock option plans, including
     related income tax benefit of
     $220..........................           1           296           --              --            --              297
   Amortization of deferred
     compensation..................          --            --           87              --            --               87
   Comprehensive income (loss):
     Net loss......................          --            --           --         (13,091)           --          (13,091)
     Other comprehensive income (loss) -
       foreign currency translation
       adjustments.................          --            --           --              --           (45)             (45)
                                         ---------   ----------   -------------    --------    --------------   ------------
   Total comprehensive income (loss)         --            --           --         (13,091)          (45)         (13,136)
                                         ---------   ----------   -------------    --------    --------------   ------------
Balance at December 31, 1999.......        $957       $78,378        $(117)         $5,375         $(177)         $84,416
                                         =========   ==========   =============    ========    ==============   ============


See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  FIVE-MONTH
                                                                  PERIOD ENDED             YEARS ENDED JULY 31,
                                                                   DECEMBER 31,   --------------------------------------
                                                                      1999          1999          1998           1997
                                                                    ----------    ---------    -----------   -----------
Operating activities:
   Income (loss) from continuing operations.....................    $  (8,125)    $  8,704     $  2,053      $    9,966
     Adjustments to reconcile income (loss) from continuing
       operations to net cash provided by (used in) operating
       activities:
       Depreciation and amortization............................        2,309        5,077        3,596          2,525
       Restructure, acquisition and other charges...............        4,953        1,405        7,450             --
       Provision for losses on accounts receivable..............          585          435          734            184
       Loss on sales of property and equipment..................          308          116           50             10
       Deferred income taxes....................................       (6,193)      (4,730)          37           (345)
       Minority interest in net income (loss) of subsidiaries...         (548)         427           80             54
       Deferred compensation....................................           87          209          209            173
       Changes in operating assets and liabilities:
         Accounts receivable....................................       11,781       (8,172)     (11,299)        (2,221)
         Inventories............................................       (3,213)      (2,981)      (4,114)        (3,542)
         Prepaid expenses and other.............................         (364)      (4,326)      (1,414)          (700)
         Accounts payable.......................................            9       (3,047)      (4,255)        (4,106)
         Accrued employee compensation..........................       (1,089)         470          932          1,280
         Income taxes payable and refundable, net...............         (105)      (1,431)         (45)           832
                                                                    ----------    ---------    -----------   -----------
         Net cash provided by (used in) operating activities....          395       (7,844)      (5,986)         4,110

Investing activities:
   Purchases of property and equipment..........................       (1,959)      (7,394)      (6,078)        (4,353)
   Purchases of businesses, net of cash acquired................           --           --      (11,481)            --
   Proceeds from sales of property and equipment................        3,254           60          149              8
                                                                    ----------    ---------    -----------   -----------
         Net cash provided by (used in) investing activities....        1,295       (7,334)     (17,410)        (4,345)

Financing activities:
   Principal payments on long-term debt and short-term borrowings      (3,209)      (2,523)      (2,339)          (993)
   Proceeds from long-term debt and short-term borrowings.......           --        3,575        1,197            562
   Proceeds from issuance of Company and subsidiary stock.......          332        3,164       50,560          2,893
   Repurchase of Company and subsidiary stock...................           --       (1,726)      (4,000)          (578)
   Dividends paid to shareholders of acquired companies prior to
     acquisition................................................           --         (146)          --             --
                                                                    ----------    ---------    -----------   -----------
         Net cash provided by (used in) financing activities....       (2,877)       2,344       45,418          1,884

Net cash provided by (used in) discontinued operations..........       (3,535)         169       (2,714)        (1,774)

Effect of exchange rate changes on cash and cash equivalents....          (45)        (132)          --             --
                                                                    ----------    ---------    -----------   -----------
Increase (decrease) in cash and cash equivalents................       (4,767)     (12,797)      19,308           (125)
Cash and cash equivalents at beginning of period................        8,832       21,629        2,321          2,446
                                                                    ----------    ---------    -----------   -----------
Cash and cash equivalents at end of period......................    $   4,065      $ 8,832      $21,629      $    2,321
                                                                    ==========    =========    ===========   ===========

Cash (paid) received for:
  Interest......................................................    $      86     $    379     $  1,287      $     (47)
                                                                    ==========    =========    ===========   ===========
  Income taxes..................................................    $    (168)    $   (633)    $   (577)     $    (121)
                                                                    ==========    =========    ===========   ===========

See accompanying notes.


                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

     Maxwell Technologies, Inc. ("Maxwell" or the "Company") applies industry-leading capabilities in power and computing to develop and market products and services for customers in multiple industries, including energy, satellite, defense, telecommunications, consumer electronics, medical and bioprocessing markets.

     In November 1999, the Company's Board of Directors adopted a resolution to change the Company's fiscal year to a calendar year effective January 1, 2000. The Company previously reported results on a fiscal year of August 1 through July 31.

     During the five-month transition period August 1 to December 31, 1999 (the "Short Fiscal Year"), the Company adopted a plan to restructure its operations (the "Restructuring Plan"). This Restructuring Plan (i) consolidates certain commercial business operations and improves their manufacturing and other operational capabilities, (ii) focuses the defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories, (iii) focuses the application of PUREBRIGHT(R) technology on bioprocessing, medical and consumer water markets, and (iv) provides for the sale of certain non-strategic business operations. The accompanying consolidated financial statements have been reclassified to present the financial position and results of operations of the continuing businesses of the Company. Businesses which the Company intends to sell or discontinue, and certain businesses sold or discontinued by the Company in prior periods, have been classified as discontinued operations in the accompanying consolidated financial statements. See Notes 9 and 10.

    BASIS OF PRESENTATION

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

    PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method. Depreciation and amortization are provided over the estimated useful lives of the related assets (three to thirty years). Depreciation and amortization of property, plant and equipment amounted to $2,148,000, $4,723,000, $3,559,000 and $2,525,000 in the Short Fiscal Year
and fiscal years 1999, 1998 and 1997, respectively.

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

     The balances billed but not paid by customers pursuant to retainage provisions under long-term contracts will be due upon completion of the contracts and acceptance by the customers. Substantially all unbilled receivables at December 31, 1999 are expected to become due and payable within the next year.

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

    FOREIGN CURRENCIES

     The Company has foreign subsidiaries which conduct manufacturing and sales activities in foreign countries, specifically the United Kingdom, France and Germany. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the European markets that the Company serves. The operating results of the Company are exposed to changes in exchange rates between the United States dollar and the British pound, French franc, and the German mark. The Company does not currently hedge its foreign exchange risk, which is not significant at this time. The assets and liabilities of the Company's foreign subsidiaries are translated from their functional currencies into United States dollars at exchange rates in effect on the balance sheet date, and revenues and expenses are translated at weighted-average rates prevailing during the period.

    INCOME (LOSS) PER SHARE

     The Company reports basic and diluted earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE ("Statement No. 128"). Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, assuming their exercise using the "treasury stock" method, and convertible preferred shares outstanding at certain subsidiaries of the Company, assuming their conversion. For the Short Fiscal Year, all potentially dilutive securities were excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The following table sets forth the computation of basic and diluted income per share:


                                                                    FIVE-MONTH
                                                                   PERIOD ENDED             YEARS ENDED JULY 31,
                                                                    DECEMBER 31,     --------------------------------
                                                                        1999           1999        1998        1997
                                                                   --------------    --------    --------    --------
                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Basic:
   Income (loss) from continuing operations ....................   $       (8,125)   $  8,704    $  2,053    $  9,966
   Income (loss) from discontinued operations ..................           (4,966)      2,364      (3,760)     (3,459)
                                                                   --------------    --------    --------    --------
   Net income (loss) ...........................................   $      (13,091)   $ 11,068    $ (1,707)   $  6,507
                                                                   ==============    ========    ========    ========

Weighted average shares ........................................            9,562       9,414       8,503       6,775
                                                                   ==============    ========    ========    ========

Basic income (loss) per share:
   Income (loss) from continuing operations ....................   $        (0.85)   $   0.93    $   0.24    $   1.47
   Income (loss) from discontinued operations ..................            (0.52)       0.25       (0.44)      (0.51)
                                                                   --------------    --------    --------    --------
   Basic net income (loss) per share ...........................   $        (1.37)   $   1.18    $  (0.20)   $   0.96
                                                                   ==============    ========    ========    ========

Diluted:
   Income (loss) from continuing operations ....................   $       (8,125)   $  8,704    $  2,053    $  9,966
   Effect of majority-owned subsidiaries' dilutive
     securities ................................................             --           (78)        (24)        (12)
                                                                   --------------    --------    --------    --------
   Income (loss) from continuing operations available to
     common stockholders, as adjusted ..........................           (8,125)      8,626       2,029       9,954
   Income (loss) from discontinued operations ..................           (4,966)      2,364      (3,790)     (3,459)
                                                                   --------------    --------    --------    --------
   Net income (loss), as adjusted ..............................   $      (13,091)   $ 10,990    $ (1,731)   $  6,495
                                                                   ==============    ========    ========    ========


Weighted average shares ........................................            9,562       9,414       8,503       6,775
   Effect of dilutive stock options and other securities .......             --           387         608         695
                                                                   --------------    --------    --------    --------
   Weighted average shares, as adjusted ........................            9,562       9,801       9,111       7,470
                                                                   ==============    ========    ========    ========

Diluted income (loss) per share:
   Income (loss) from continuing operations ....................   $        (0.85)   $   0.88    $   0.22    $   1.33
   Income (loss) from discontinued operations ..................            (0.52)       0.24       (0.41)      (0.46)
                                                                   --------------    --------    ---------    --------
   Diluted net income (loss) per share .........................   $        (1.37)   $   1.12    $  (0.19)   $   0.87
                                                                   ===============   ========    ========    ========



    COMPREHENSIVE INCOME (LOSS)

     The Company reports and displays comprehensive income (loss) and its components in accordance with Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("Statement No. 130"). Foreign currency translation adjustments are the Company's only component of other comprehensive income (loss).

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

     SELECTED FINANCIAL DATA FOR FIVE-MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

     The following is selected financial data for the Short Fiscal Year, and the comparable prior year period:


                                                                           FIVE-MONTH PERIOD ENDED DECEMBER 31,
                                                                                1999                      1998
                                                                        ---------------------     ---------------------
                                                                                                      (unaudited)
Sales from continuing operations.................................           $  52,170                   $55,758
Gross profit.....................................................              10,788                    16,738
Operating loss...................................................             (14,052)                     (640)
Provision (credit) for income taxes..............................              (5,474)                      100
Loss from continuing operations..................................              (8,125)                   (1,000)
Loss from discontinued operations, net of tax....................              (4,966)                     (770)
Net loss.........................................................             (13,091)                   (1,770)
Diluted loss per share from continuing operations................               (0.85)                    (0.11)
Diluted net loss per share.......................................               (1.37)                    (0.19)


NOTE 2 -- BUSINESS COMBINATIONS

     In January 1999, the Company acquired Space Electronics, Inc. ("SEi"), a closely held company that specializes in the manufacture of radiation-hardened microelectronics for the commercial space market. Under the terms of this agreement, which was accounted for as a pooling-of-interests, Maxwell purchased all of the outstanding stock of SEi in exchange for approximately 681,000 shares of Maxwell common stock valued at approximately $25 million on the closing date. The Company incurred direct acquisition costs of approximately $1.1 million, which were charged to operations in fiscal year 1999.

     Also in January 1999, the Company purchased a German company, which was formerly a distributor for the Company's industrial computer business. The acquisition was accounted for as a pooling-of-interests and consisted of the purchase of all the outstanding stock of the German company in exchange for approximately 114,000 shares of Maxwell common stock valued at approximately $5 million on the closing date. The Company incurred direct acquisition costs of approximately $75,000, which were charged to operations in fiscal year 1999. The historical results of operations of the acquired company were not material in relation to those of Maxwell and financial information for prior periods was not restated to reflect the merger. Retained earnings as of the beginning of the Company's fiscal year 1999 second quarter were restated to reflect the retained earnings of the acquired company of approximately $184,000 as of such date.

     In December 1998, the Company acquired KD Components, Inc. ("KD"), a privately held company that develops and manufactures high voltage multilayer ceramic capacitors and switch mode power supply capacitors for military, aerospace, medical and other applications. Under the terms of the agreement, which was accounted for as a pooling-of-interests, Maxwell purchased all of the outstanding stock of KD in exchange for approximately 145,000 shares of Maxwell common stock valued at approximately $5.5 million on the closing date. The Company incurred direct acquisition costs of approximately $120,000, which were charged to operations in fiscal year 1999.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 2 -- BUSINESS COMBINATIONS (CONTINUED)

     In April 1998, the Company acquired the majority of the assets of the Electromagnetic Systems Group of Primex Physics International Company ("PI"), for cash of $10 million, assumption of certain liabilities and direct acquisition costs of $175,000. PI specializes in high-energy pulsed power technology, primarily performing research and development for the U.S. government. The acquisition was accounted for as a purchase. The purchase price was allocated to the estimated fair values of the new assets acquired, of which approximately $2.5 million was charged to acquired in-process R&D during fiscal year 1998. The value assigned to the other intangible assets was $3.7 million, and is being amortized on a straight-line basis over the estimated economic lives.

     In March 1998, the Company acquired Tri-MAP International, Ltd. ("Tri-MAP"), a privately-held, United Kingdom-based manufacturer of industrial-grade PC-compatible computer systems. Tri-MAP was acquired in a stock-for-stock exchange accounted for as a pooling-of-interests for an aggregate of 290,000 shares of Maxwell common stock valued at approximately $7.0 million. The Company incurred direct transaction costs of approximately $0.6 million, which were charged to operations during fiscal year 1998.

     Also in March 1998, the Company acquired Phoenix Power Systems, Inc. ("Phoenix Power"), a privately-held manufacturer of power quality protection products. Under the terms of this agreement, Maxwell purchased all of the outstanding stock of Phoenix Power for approximately $4 million ($1.3 million in cash and 100,679 shares of Maxwell common stock valued at approximately $2.7 million). The acquisition was accounted for as a purchase. Direct acquisition costs were approximately $95,000. The purchase price was allocated to the estimated fair values of the net tangible and intangible assets acquired, approximately $3 million of which was charged to acquired in-process R&D in fiscal year 1998. The value assigned to other intangible assets was $1.6 million, and is being amortized on a straight-line basis over the estimated economic lives. The terms of the agreement provided for additional contingent purchase price based upon the financial performance of Phoenix Power following the acquisition. In January 2000, the Company agreed to pay $5 million of such additional purchase price of which $4.5 million will be paid in cash on June 30, 2000. The Company issued 45,506 shares of its common stock in January 2000 representing the remaining $500,000 in additional purchase price. The additional purchase price will be assigned to intangible assets.

NOTE 3 -- BALANCE SHEET DETAILS

     Trade and other accounts receivable consists of the following:


                                                                                         JULY 31,
                                                              DECEMBER 31,    ------------------------------
                                                                 1999             1999             1998
                                                             -------------    -------------    -------------
                                                                              (IN THOUSANDS)
     Amounts billed......................................       $19,848          $35,811         $27,409
     Amounts unbilled under long-term contracts..........         5,793            4,490           4,570
     Intercompany receivable from subsidiary classified as
        discontinued operations..........................         4,740            2,765           2,183
                                                             -------------    -------------    -------------
                                                                $30,381          $43,066         $34,162
                                                             =============    =============    =============


     Inventories consist of the following:


                                                                                           JULY 31,
                                                             DECEMBER 31,     ------------------------------
                                                                 1999             1999             1998
                                                             -------------    -------------    -------------
                                                                             (IN THOUSANDS)
     Finished goods......................................      $  2,030         $  3,758        $  1,359
     Work-in-process.....................................         4,469            3,081           3,183
     Raw materials and purchased parts...................        15,516           13,030          11,996
                                                             -------------    -------------    -------------
                                                               $ 22,015         $ 19,869        $ 16,538
                                                             =============    =============    =============


                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 3 -- BALANCE SHEET DETAILS (CONTINUED)

     Property, plant and equipment consists of the following:


                                                                                          JULY 31,
                                                              DECEMBER 31,    ------------------------------
                                                                 1999             1999             1998
                                                             -------------    -------------    -------------
                                                                            (IN THOUSANDS)
     Land and land improvements..........................      $  2,738         $  3,470        $  3,470
     Buildings and building improvements.................         6,537            9,250           8,435
     Machinery, furniture and office equipment...........        37,699           37,988          34,420
     Leasehold improvements..............................         4,370            4,340           3,793
                                                             -------------    -------------    -------------
                                                                 51,344           55,048          50,118
     Less accumulated depreciation and amortization......       (33,495)         (31,646)        (29,016)
                                                             -------------    -------------    -------------
                                                                 17,849           23,402          21,102
     Construction-in-progress............................           491            1,282             779
                                                             -------------    -------------    -------------
                                                               $ 18,340         $ 24,684        $ 21,881
                                                             =============    =============    =============


     Goodwill and other non-current assets consist of the following:


                                                                                        JULY 31,
                                                             DECEMBER 31,     ------------------------------
                                                                 1999             1999             1998
                                                             -------------    -------------    -------------
                                                                             (IN THOUSANDS)
     Goodwill and other intangible assets, net of
        accumulated amortization of $582 at
        December 31, 1999 and $422 and $37 at
        July 31, 1999 and 1998, respectively.............     $   5,299       $    5,427       $    5,282
     Note receivable from related party, including accrued
        interest.........................................         2,092            2,000               --
     Equity investments in unconsolidated companies......           566              550               40
     Deposits and other..................................         2,683            1,266              841
     Long-term deferred income taxes.....................         1,345            1,245               --
                                                             -------------    -------------    -------------
                                                             $   11,985       $   10,488       $    6,163
                                                             =============    =============    =============


     Accounts payable and accrued liabilities consists of the following:


                                                                                         JULY 31,
                                                              DECEMBER 31,    ------------------------------
                                                                 1999             1999             1998
                                                             -------------    -------------    -------------
                                                                             (IN THOUSANDS)
     Accounts payable and accrued liabilities............    $   11,095       $   11,072       $   13,136
     Accrued restructuring costs.........................           948               --               --
     Customer advances...................................           736              472            1,293
     Environmental reserves..............................           860            1,042            1,152
                                                             -------------    -------------    -------------
                                                             $   13,639       $   12,586       $   15,581
                                                             =============    =============    =============


                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 4 -- CREDIT AGREEMENT

     The Company has an unsecured bank line-of-credit agreement, as amended, which expires in January 2001, under which the Company may borrow up to $20 million at the bank's prime rate, or at LIBOR plus 1.75% (7.76% at December 31, 1999). At December 31, 1999, the Company had no amounts outstanding under the line. The line-of-credit agreement provides that neither the Company nor any of its subsidiaries may, directly or indirectly, make any distributions of cash dividends. The line-of-credit agreement also requires the Company to comply with various financial covenants. The Company was in compliance with all such covenants at December 31, 1999. At December 31, 1999, the Company was contingently liable for outstanding letters of credit aggregating approximately $1.3 million, which expire through April 2000.

NOTE 5 -- STOCK ACTIVITY AND STOCK PLANS

    STOCK OPTION PLANS

     In December 1995, the Company adopted the 1995 Stock Option Plan under which 500,000 shares of Common Stock were reserved for future grant. At subsequent dates, aggregate additional shares of 1,890,000, including 400,000 shares in January 2000, were reserved for future issuance under the plan. This plan and the Company's 1999 Director Stock Option Plan (which was adopted in 1999 and approved by the shareholders in January 2000) provide for granting either Incentive Stock Options or Non-Qualified Stock Options to employees and non-employee members of the Company's Board of Directors, respectively. In December 1999, the Company adopted an Executive Stock Option Plan under which 294,030 options were granted to the Company's new President and CEO. Options are also outstanding under expired stock option plans which were superceded by the current plans. Options granted under all stock option plans are for the purchase of Common Stock of the Company at not less than the stock's fair market value at the date of grant. Employee options are generally exercisable in cumulative annual installments of 20 - 30 percent, while options in the Director Option Plan are exercisable in full one year after date of grant. The options have terms of five to ten years. As of December 31, 1999, prior to the additional reservation of shares in January 2000, the Company had no options available for future grant under its stock option plans.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 5 -- STOCK ACTIVITY AND STOCK PLANS (CONTINUED)

     The following table summarizes Company stock option activity for the period August 1, 1996 through December 31, 1999:


                                                                               NUMBER         WEIGHTED AVERAGE
                                                                               OF SHARES       EXERCISE PRICE
                                                                            -------------    --------------------
     Balance at August 1, 1996.........................................       1,196,026             $ 4.57
       Granted.........................................................         373,700             $15.95
       Exercised.......................................................        (406,656)            $ 4.61
       Expired or forfeited............................................        (108,390)            $ 4.42
                                                                            -------------
     Balance at July 31, 1997..........................................       1,054,680             $ 8.60
       Granted.........................................................         591,500             $25.23
       Exercised.......................................................        (324,825)            $ 5.49
       Expired or forfeited............................................         (56,200)            $18.57
                                                                            -------------
     Balance at July 31, 1998..........................................       1,265,155             $16.73
       Granted.........................................................         684,140             $23.87
       Exercised.......................................................        (285,400)            $ 9.65
       Expired or forfeited............................................         (41,340)            $19.96
                                                                            -------------
     Balance at July 31, 1999..........................................       1,622,555             $20.90
       Granted.........................................................         647,602             $10.42
       Exercised.......................................................          (6,680)            $ 3.63
       Expired or forfeited............................................        (221,325)            $23.25
                                                                            -------------
     Outstanding at December 31, 1999..................................       2,042,152             $17.38
                                                                            =============


     The following table summarizes information concerning outstanding and exercisable Company stock options at December 31, 1999:


                                                                       WEIGHTED
                                                    WEIGHTED            AVERAGE                          WEIGHTED
                                                    AVERAGE            REMAINING                          AVERAGE
      RANGE OF EXERCISE          OPTIONS            EXERCISE          CONTRACTUAL        OPTIONS         EXERCISE
             PRICES            OUTSTANDING           PRICE                LIFE         EXERCISABLE         PRICE
     ---------------------   ----------------    ---------------    ----------------   -------------   --------------
       $  3.27-   6.55            172,778            $  4.30           3.4 years         147,113        $   4.29
       $  6.56-   9.82            554,838            $  8.72           6.7 years          36,247        $   7.25
       $  9.83 - 13.10             46,500            $ 10.45           6.2 years          11,000        $  11.00
       $ 13.11 - 16.38             58,000            $ 13.13           9.6 years              --        $     --
       $ 16.39 - 19.65            150,441            $ 18.88           3.5 years          83,489        $  18.86
       $ 19.66 - 22.93            321,250            $ 21.22           8.2 years          17,465        $  20.80
       $ 22.94 - 26.20            548,345            $ 24.55           5.9 years         191,881        $  24.76
       $ 26.21 - 29.48            120,500            $ 27.92           7.7 years          46,575        $  28.16
       $ 29.49 - 32.75             69,500            $ 31.44           7.7 years              --        $     --
                             -------------                                             -------------
                                2,042,152                                                533,770
                             ================                                          =============


     In addition, the Company has established separate stock option plans for five of its principal operating subsidiaries. Options to purchase shares of subsidiary stock were granted primarily during fiscal year 1997. Options outstanding at December 31, 1999 total from 9% to 14% of such various subsidiaries' outstanding common stock.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 5 -- STOCK ACTIVITY AND STOCK PLANS (CONTINUED)

     The Company has adopted the disclosure-only provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement No. 123"). In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted in the Short Fiscal Year or the fiscal years ended July 31, 1999, 1998 or 1997 as the stock options have been granted at their current fair market value. If the Company had elected to recognize compensation cost based on the fair value method prescribed by Statement No. 123, the Company's net income (loss) from continuing operations and diluted income (loss) from continuing operations per share would have been adjusted to the pro-forma amounts indicated below:


                                                          FIVE-MONTH
                                                         PERIOD ENDED
                                                          DECEMBER 31,               YEARS ENDED JULY 31,
                                                             1999            1999           1998           1997
                                                          ------------    ------------   -----------    -----------
                                                                               (IN THOUSANDS)
     Income (loss) from continuing operations, as
        reported.......................................   $  (8,125)         $8,704        $ 2,053        $9,966
     Pro forma income (loss) from continuing
        operations.....................................   $ (10,600)         $3,122        $(1,453)       $8,607

     Diluted income (loss) from continuing operations
        per share, as reported.........................   $   (0.85)         $ 0.88        $  0.22        $ 1.33
     Pro forma diluted income (loss) from continuing
        operations per share...........................   $   (1.11)         $ 0.32        $ (0.17)       $ 1.15


     The impact of outstanding non-vested stock options granted prior to 1997 has been excluded from the pro forma calculations; accordingly, the pro forma adjustments shown above are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows: Short Fiscal Year - risk-free interest rate 5.0%; dividend yield of 0%; volatility factor of 106%; and a weighted average expected term of five years; July 31, 1999 - risk-free interest rate of 5.0%; dividend yield of 0%; volatility factor of 66%; and a weighted average expected term of five years; 1998 - risk-free interest rate of 5.5%; dividend yield of 0%; volatility factor of 54%; and a weighted-average expected term of four years; 1997 - risk-free interest rate of 6.0%; dividend yield of 0%; volatility factor of 52%; and a weighted-average expected term of three years. The fair value of subsidiary options at the date of grant was estimated using the Black-Scholes model with assumptions as above. Based on these assumptions, the estimated weighted average fair value at grant date for Company options granted during the Short Fiscal Year and fiscal years 1999, 1998 and 1997 was $9.13, $12.53, $12.00 and $7.37 per option, respectively.

    STOCK PURCHASE PLANS

     In December 1994, the Company established the 1994 Employee Stock Purchase Plan and a Director Stock Purchase Plan. The employee plan permits substantially all employees to purchase Common Stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period. The director plan permits non-employee directors to purchase common stock at 100% of the trading price of the stock on the date a request for purchase is received. In fiscal years ended July 31, 1999, 1998 and 1997, 48,388, 40,795 and 39,129 shares, respectively, were issued under the two plans for aggregate proceeds to the Company of $970,000, $759,000 and $442,000, respectively. No shares were issued under the plans in the Short Fiscal Year. At December 31, 1999, 250,152 shares are reserved for future issuance under these plans.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 5 -- STOCK ACTIVITY AND STOCK PLANS (CONTINUED)

    DEFERRED COMPENSATION

     In 1997 and 1996, an executive officer of the Company was granted shares of the Company's Common Stock subject to certain restrictions. The shares granted vest ratably over a four-year period, and at the grant dates the shares had a fair value of approximately $190,000 and $645,000, respectively. Those values, net of accumulated amortization, are shown as deferred compensation in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity. The deferred compensation is being amortized to expense over the four-year vesting periods, and such amortization totaled $87,000, $209,000, $209,000 and $173,000 in the Short Fiscal Year and fiscal years 1999, 1998 and 1997, respectively.

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

     In January 2000, the Board adopted, and the Company's shareholders subsequently approved, the Company's Management Equity Ownership Program (the "Program"). Under the Program, executive officers of the Company and other members of senior management selected by the Committee are offered loans from the Company to be used to purchase stock of the Company. The loans bear interest and must be repaid in annual installments of principal and interest over a four-year period. Repayment of the loans is secured by the shares purchased with the loan proceeds. On February 1, 2000, loans in the aggregate amount of $900,000, bearing interest at 6.56%, were made in connection with the aggregate purchase of 74,995 newly issued shares of the Company's common stock at $12.00 per share, the closing market price on the date of purchase.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 6 -- INCOME TAXES

     The provision (credit) for income taxes for continuing operations is as follows:


                                                      FIVE-MONTH
                                                      PERIOD ENDED               YEARS ENDED JULY 31,
                                                      DECEMBER 31,     ------------------------------------------
                                                          1999             1999           1998            1997
                                                      ------------     ------------   ------------    -----------
                                                                             (IN THOUSANDS)
     Federal:
       Current...................................     $        --      $ (1,020)      $     127       $   1,431
       Deferred..................................       (4,969)          (3,189)             16            (293)
                                                      ------------     ------------   ------------    -----------
                                                        (4,969)          (4,209)            143           1,138
     State:
       Current...................................          399             (118)             25             387
       Deferred..................................       (1,224)          (1,623)             19             (52)
                                                      ------------     ------------   ------------    -----------
                                                          (825)          (1,741)             44             335
     Foreign:
       Current...................................          320              394             200              --
       Deferred..................................           --              (26)             26              --
                                                      ------------     ------------   ------------    -----------
                                                           320              368             226              --
                                                      ------------     ------------   ------------    -----------
                                                      $ (5,474)        $ (5,582)      $     413       $   1,473
                                                      ============     ============   ============    ===========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities are as follows:


                                                                                              JULY 31,
                                                                 DECEMBER 31,      ------------------------------
                                                                     1999              1999             1998
                                                                 --------------    --------------   -------------
                                                                                 (IN THOUSANDS)
     Deferred tax assets:
       Environmental and restructuring provisions............    $    3,038        $   1,342        $    1,430
       Uniform capitalization, contract and inventory-related
            reserves.........................................         2,921             2,089            2,732
       Asset write-downs under FASB Statement No. 121........           952             1,031            1,112
       Acquired in-process research and development..........           866               893              959
       Accrued vacation......................................           785               764              819
       Allowance for doubtful accounts.......................           611               306              451
       Tax loss carryforwards................................         4,000               900            1,300
       Research and development and other tax credit
            carryforwards....................................         2,874             2,921               --
       Other.................................................           748               269              483
       Valuation allowance...................................            --                --           (8,124)
                                                                 --------------    --------------   -------------
               Total deferred tax assets.....................        16,795            10,515            1,162
                                                                 --------------    --------------   -------------
     Deferred tax liabilities:
       Tax basis depreciation in excess of book depreciation.          (710)             (605)            (686)
       Tax basis research and development expense in excess of
            book expense.....................................            --               (18)             (19)
                                                                 --------------    --------------   -------------
               Total deferred tax liabilities................          (710)             (623)            (705)
                                                                 --------------    --------------   -------------
     Net deferred tax assets.................................    $   16,085        $    9,892       $      457
                                                                 ==============    ==============   =============


                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 6 -- INCOME TAXES (CONTINUED)

     The Company cannot carry losses back to prior years. Through fiscal year 1998, the Company had provided a valuation allowance against the future tax benefits of its net operating loss carryforwards and net deferred income tax assets as realization of such future benefits was deemed to be uncertain. Based on the Company's earnings from continuing operations in fiscal years 1999, 1998 and 1997, management has determined that it is more likely than not that the Company will receive the future benefits from its net deferred income tax assets, including tax credits and remaining net operating loss carryforwards. In fiscal year 1999, the Company reversed the valuation allowance and recorded net deferred income tax assets of approximately $10.7 million, of which $4.6 million was recorded as a credit to additional paid-in capital for tax benefits relating to employee stock option and stock purchase plan activity in the current and prior years.

     The current income tax expense in the Short Fiscal Year and the fiscal year ended July 31, 1999 was primarily due to foreign taxes on the profits of the Company's United Kingdom subsidiary, and certain minimum state income and franchise taxes. The Company's fiscal year 1998 and 1997 provisions for income taxes relate primarily to taxes of the businesses acquired in fiscal year 1999 using the pooling-of-interests method.

     As of December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax of approximately $7.2 million and $10.2 million, respectively. The federal loss carryforward begins to expire in calendar year 2011, while the state loss carryforwards expire in calendar years 2000 through 2006. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes of $6.3 million and $9.6 million, which begin to expire in 2004.

     The provision (credit) for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate of 35% to income (loss) from continuing operations before income taxes and minority interest. The primary components of such difference are as follows:


                                                             FIVE-MONTH
                                                             PERIOD ENDED              YEARS ENDED JULY 31,
                                                              DECEMBER 31,  -------------------------------------------
                                                                 1999           1999            1998           1997
                                                              ----------    ------------    ------------   ------------
                                                                                   (IN THOUSANDS)
Tax at federal statutory rate.............................    $ (4,983)       $  1,242         $  (425)       $ 2,811
State taxes, net of federal benefit.......................        (862)            182             102            633
Effect of tax rate differential for foreign subsidiary....         283              76             (47)            --
Impact of asset basis difference in acquisitions..........          --             496           1,237             --
Utilization of net operating loss carryforwards...........          --            (400)           (500)          (700)
Valuation allowance, including tax benefits of stock                --          (7,530)           (127)        (1,340)
   activity...............................................
Other items not reflected in consolidated statement
   of operations..........................................          88             352             173             69
                                                              -----------   ------------    ------------   ------------
                                                              $ (5,474)       $ (5,582)        $   413        $ 1,473
                                                              ===========   ============    ============   ============


                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 7 -- LEASES

     Rental expense amounted to $2,064,000, $5,459,000, $3,676,000 and
$2,101,000 in the Short Fiscal Year and in fiscal years 1999, 1998 and 1997, respectively, and was incurred primarily for facility rental. Future annual minimum rental commitments as of December 31, 1999, are as follows (in thousands):


FISCAL YEARS
------------
    2000......................................................         $ 4,626
    2001......................................................           4,028
    2002......................................................           2,640
    2003......................................................           1,717
    2004......................................................               9
                                                                --------------
                                                                       $13,020
                                                                ===============


     Certain leases include renewal options for periods ranging from one to twenty-five years and are subject to rental adjustment based on consumer price indices. Substantially all leases provide that the Company pay for property taxes, insurance, and repairs and maintenance. The Company also subleases certain of its leased facilities under non-cancellable subleases through 2001. Future annual amounts due to the Company under such subleases are as follows: calendar year 2000 - $143,000 and calendar year 2001 - $98,000.

     In connection with its Restructuring Plan, the Company intends to lease two new facilities in San Diego and consolidate and reduce the total number of leased facilities it maintains in the San Diego area through a combination of sublease activities and negotiating early lease terminations.

NOTE 8 -- EMPLOYEE BENEFIT PLANS

     Substantially all United States employees are eligible to elect coverage under contributory employee savings plans which provide for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company's matching contributions under these plans totaled $464,000, $927,000, $705,000 and $497,000 in the Short Fiscal Year and in fiscal years 1999, 1998 and 1997, respectively.

NOTE 9 -- RESTRUCTURING, ACQUISITION AND OTHER CHARGES

     In connection with the Restructuring Plan, the Company has undertaken various actions to reduce the cost structure of the Company. As a result, the Company recorded restructuring and other related charges in the Short Fiscal Year, totaling approximately $5.0 million. Such charges were determined in accordance with Staff Accounting Bulletin No. 100, RESTRUCTURING AND IMPAIRMENT CHARGES, and Emerging Issues Task Force No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). These charges include severance costs related to a reduction in work force, the closure and combination of certain facilities, and the write-off of certain non-performing operating assets. The Company expects to record additional restructuring-related charges over the next three fiscal quarters as the Company completes its Restructuring Plan and finalizes the consolidation and integration of its operations and related facilities.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 9 -- RESTRUCTURING, ACQUISITION AND OTHER CHARGES (CONTINUED)

     The following table summarizes the restructuring and other related charges recorded in December 1999, of which approximately $0.9 million are included in accrued liabilities at December 31, 1999 (in thousands):


Write-down of abandoned fixed assets, inventory and other operating assets associated with the
  discontinuation of certain products..............................................................            $1,895
Write-down of long-lived assets under FASB Statement No. 121.......................................             1,662
Severance costs for involuntary employee terminations..............................................               756
Costs to exit certain contractual obligations related to discontinued products.....................               374
Remaining lease obligations and write-off of related leasehold improvements associated with
  abandoned facilities, net of anticipated sublease income.........................................               216
Anticipated moving costs related to consolidation of facilities....................................                50
                                                                                                           ------------
                                                                                                               $4,953
                                                                                                           ============


     During fiscal year 1999, the Company recorded restructuring, acquisition and other charges of approximately $3.1 million. Of these charges, approximately $1.6 million consisted of direct acquisition costs for business combinations accounted for using the pooling-of-interests method. The remaining $1.5 million charge consists primarily of amounts provided for revised estimates of costs to resolve certain environmental and legal contingencies which occurred in prior years, as well as other restructuring provisions, including employee and facility expenses, related to decisions made in July 1999 to reduce certain administrative infrastructure of the Company in Europe and the United States.

     The Company recorded a $6.3 million charge in fiscal year 1998 related to the acquisition of three businesses, including transaction costs for a business combination accounted for as a pooling-of-interest, and the appraised amount of acquired in-process research and development for the two business combinations accounted for as purchases.

NOTE 10 -- DISCONTINUED OPERATIONS

     As discussed in Note 9, the Company has adopted a plan to divest its high voltage wound film capacitors, high voltage power supplies, time card and job cost accounting software and glass-to-metal seals businesses. In connection with its decision to sell these businesses, the Company recorded pre-tax charges of $4.7 million, including provisions of $3.8 million for estimated losses on the sale of the businesses and $0.9 million for severance costs for involuntary employee terminations and provisions for contractual employment obligations that will have no continuing benefit. On February 29, 2000, the Company sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the net book value of the net assets sold as of that date. The anticipated disposal of the remaining businesses is expected to occur by the end of the second quarter of calendar year 2000.

     Operating results of the discontinued operations are shown, net of tax, separately in the accompanying consolidated statements of operations. The provision (credit) for income taxes related to the discontinued operations was $(2.1) million and $(0.2) million in the Short Fiscal Year and fiscal year 1999, respectively. No provision for income taxes was provided for fiscal years 1998 and 1997. The businesses included in discontinued operations had sales aggregating $9.4 million, $26.0 million, $17.2 million and $15.9 million for the Short Fiscal Year, and in fiscal years 1999, 1998 and 1997, respectively. These amounts are not included in net sales in the accompanying consolidated statements of operations.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 10 -- DISCONTINUED OPERATIONS (CONTINUED)

     In fiscal year 1999, the Company recorded a pre-tax charge of $2.8 million related to revised estimates of final costs necessary to complete certain criminal justice information system contracts and complete the discontinuation of a business segment that was discontinued in fiscal year 1998. The revision affected costs to complete and terminate such contracts, as well as other business shutdown costs, including employee-related costs. During fiscal year 1998, the Company reorganized the operations within its former Information Products and Services business segment, including a refocusing of certain operations along the lines of other business segments and the discontinuation of certain businesses. Related pre-tax charges, including discontinued operations, amounted to $2.6 million.

     Assets and liabilities of the discontinued operations consisted of the following:


                                                                                              JULY 31,
                                                                    DECEMBER 31,    -----------------------------
                                                                        1999            1999            1998
                                                                    -------------   -------------    ------------
     Assets:                                                                       (IN THOUSANDS)
        Cash.....................................................   $      (18)     $        7       $     (232)
        Accounts receivable......................................        9,192           9,677            7,774
        Inventories..............................................        3,069           3,758            2,840
        Prepaid expenses and other assets........................        4,025           3,265              623
        Property and equipment...................................        3,089           3,196            3,661
                                                                    -------------   -------------    ------------
                                                                        19,357          19,903           14,666
     Liabilities:
        Accounts payable and other current liabilities, including
          provisions for estimated losses upon disposal..........       15,793          14,908           11,866
                                                                    -------------   -------------    ------------
     Net assets of discontinued operations.......................   $    3,564      $    4,995       $    2,800
                                                                    =============   =============    ============


     Net assets of the discontinued operations have been separately classified in the accompanying consolidated balance sheet at December 31, 1999. Prior year consolidated financial statements have been restated to conform to the current year presentation.

NOTE 11 -- ENVIRONMENTAL MATTER

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

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 12 -- BUSINESS SEGMENTS

     In accordance with the requirements and guidelines of Statement of Financial Accounting Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("Statement No. 131"), Maxwell's operations have been classified into business segments. In connection with the Company's Restructuring Plan, the Company has integrated its businesses into new operating divisions. Accordingly, the Company has defined four new reporting segments as follows (prior year segment information has been restated to conform to the new segmentation):

         POWER AND COMPUTING SYSTEMS

         As part of its Restructuring Plan, the Company is integrating its I-Bus, Inc. and Phoenix Power Systems, Inc. subsidiaries ("I-Bus/Phoenix"). The new I-Bus/Phoenix operation will expand the industrial computer product line of I-Bus, Inc. with complementary power quality products and broaden the global reach of the power quality products. As part of the Restructuring Plan, the Company is combining the San Diego operations of these two subsidiaries into a single facility in San Diego. The new San Diego facility is being designed for highly-efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

         The Company designs, manufactures and supplies standard, custom and semi-custom industrial computer modules, platforms and fully-integrated systems to OEMs, on a worldwide basis. The Company's I-Bus/Phoenix product line ranges from enclosures, CPU boards and backplanes to fully integrated and highly customized computer systems. This product line primarily employs passive backplane architecture, complemented by a newly-introduced CompactPCI line of products.

         The I-Bus/Phoenix power quality products consist of power distribution units, power conditioners and inverters, uninterruptible power supplies ("UPS") and other power protection products. These products are designed and engineered by the Company for customer applications primarily in the medical and telecommunications markets.

         ELECTRONIC COMPONENTS

         The Restructuring Plan organizes a high-reliability electronic components group (the "Electronic Components Group") within the Company by combining its POWERCACHE ultracapacitor business, its Sierra-KD EMI filter and ceramic capacitor business and its Space Electronics, Inc. ("SEi") high-reliability and radiation-hardened microelectronics business. These businesses involve manufacturing high-reliability electronic components based on the Company's core competencies in power and computing. During the Current Fiscal Year the Company will integrate the POWERCACHE ultracapacitor business and microelectronics components business into one manufacturing site in San Diego, while the EMI filters and ceramic capacitors will continue to be manufactured at the Company's facility in Carson City, Nevada. Both facilities are being designed for highly-efficient manufacturing, with improved process, improved personnel training and more disciplined cost control practices.

         The Components Group is developing the POWERCACHE ultracapacitor to provide bursts of power when a rapid injection of energy is required for an application. The POWERCACHE ultracapacitor is scalable in that it can be manufactured in a broad range of shapes and sizes. Currently, the Company is developing ultracapacitors from sub-matchbook size to cells measuring 2" x 2" x 6", while maintaining the same high energy storage per unit volume. The POWERCACHE ultracapacitors can also be linked together in modules to supply higher power for applications such as automotive and power quality systems.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 12 -- BUSINESS SEGMENTS (CONTINUED)

         The Electronic Components Group designs, manufactures and sells a line of ceramic capacitor filters to absorb the electromagnetic fields and signals generated by electronic devices which interfere with and disrupt the functioning of other electronic devices, including implantable medical devices such as pacemakers and defibrillators, and aerospace guidance and communications systems. These products block EMI from entering an electronic device at the opening used by, for example, power leads or sensors.

         In fiscal year 1999, Maxwell acquired SEi, a San Diego-based designer and manufacturer of high reliability, radiation hardened microelectronic components and assemblies primarily for the space market. Through this SEi unit, the Electronic Components Group provides integrated circuits and multi-chip modules designed and adapted for space flight and other high reliability applications. In the space market, SEi products are used in satellites which experience extreme environmental conditions, often in radiation-intense orbits.

         GOVERNMENT SYSTEMS

         Through its Systems Division, Maxwell is engaged in a variety of research and development programs in pulsed power, pulsed power systems design and construction, and weapons effects simulation. These services are primarily supplied to the United States government and its agencies including the Air Force and the Defense Threat Reduction Agency. The Systems Division also provides systems and services to national laboratories and industrial and defense companies. The Systems Division typically performs research and development under contracts that allow the Company to apply developed technology in commercial markets.

         STERILIZATION AND PURIFICATION SYSTEMS

         The Company's PurePulse Technologies, Inc. subsidiary applies PUREBRIGHT intense broad spectrum pulsed light technology to kill viruses and other microorganisms in water, blood plasma and other biopharmaceutical and medical products, and on medical product packaging material.

         As part of the Restructuring Plan PurePulse will pursue PUREBRIGHT applications in the medical, biopharmaceutical and consumer water markets. Other PUREBRIGHT applications involving food and food packaging, industrial water applications and niche markets in medical packaging, as well as applications involving the COOLPURE-Registered Trademark- pulsed electric field technology, will be de-emphasized and possibly sold or licensed. Maxwell intends to seek equity financing directly into PurePulse to finance its product development activities and operations.

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

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 12 -- BUSINESS SEGMENTS (CONTINUED)

     Business segment financial data for the Short Fiscal Year and the three fiscal years ended July 31 is as follows:


                                                         FIVE-MONTH
                                                         PERIOD ENDED               YEARS ENDED JULY 31,
                                                         DECEMBER 31,     --------------------------------------------
                                                             1999             1999           1998            1997
                                                         -------------    -------------   ------------    ------------
                                                                          (IN THOUSANDS)
Sales:
   Power and Computing Systems.......................     $  27,720       $   65,095      $   42,848      $   34,259
   Electronic Components.............................         7,699           34,646          32,755          29,477
   Government Systems................................        16,123           44,556          40,981          31,690
   Sterilization and Purification Systems............           628            9,389           6,774           6,473
                                                         -------------    -------------   ------------    ------------
     Consolidated total..............................    $   52,170       $  153,686      $  123,358      $  101,899
                                                         =============    =============   ============    ============

Operating profit (loss):
   Power and Computing Systems.......................    $      128       $    3,444      $    3,297      $    2,417
   Electronic Components.............................        (5,068)          (2,120)          2,954           6,679
   Government Systems................................            98            3,704           2,655           1,779
   Sterilization and Purification Systems............        (2,987)           2,512             466             316
                                                         -------------    -------------   ------------    ------------
     Total segment operating profit (loss)...........        (7,829)           7,540           9,372          11,191
   Corporate expenses, including total
       restructuring, acquisition and other charges..        (6,223)          (4,234)         (7,959)            284
   Interest and other, net...........................           (95)             243           1,133              18
                                                         -------------    -------------   ------------    ------------
     Income (loss) from continuing operations before
       income taxes, and minority interest...........    $  (14,147)      $    3,549      $    2,546      $   11,493
                                                         =============    =============   ============    ============

Identifiable assets:
   Power and Computing Systems.......................    $   29,517       $   33,163      $   23,700       $  12,167
   Electronic Components.............................        25,108           26,266          22,689          14,014
   Government Systems................................        23,296           23,658          24,686           8,392
   Sterilization and Purification Systems............         7,053            9,169           6,217           5,194
   Corporate.........................................        17,243           25,040          25,610           7,161
   Net assets of discontinued operations.............         3,564            4,995           2,800           3,846
                                                         -------------    -------------   ------------    ------------
     Consolidated total..............................    $  105,781       $  122,291      $  105,702      $   50,774
                                                         =============    =============   ============    ============

Depreciation and amortization:
   Power and Computing Systems.......................    $      612       $    1,357      $      754      $      469
   Electronic Components.............................           655            1,331             938             734
   Government Systems................................           619            1,490           1,116             647
   Sterilization and Purification Systems............           189              504             462             349
   Corporate.........................................           234              395             326             326
                                                         -------------    -------------   ------------    ------------
     Consolidated total..............................    $    2,309       $    5,077      $    3,596      $    2,525
                                                         =============    =============   ============    ============

Capital expenditures:
   Power and Computing Systems.......................    $      587       $    1,223      $      861      $      992
   Electronic Components.............................           762            3,320           2,738           1,790
   Government Systems................................           205            2,005           1,072             389
   Sterilization and Purification Systems............           200              283             458             872
   Corporate.........................................           205              563             949             310
                                                         -------------    -------------   ------------    ------------
     Consolidated total..............................    $    1,959       $    7,394      $    6,078      $    4,353
                                                         =============    =============   ============    ============


                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE 12 -- BUSINESS SEGMENTS (CONTINUED)

     Intersegment sales are insignificant. Corporate expenses include total restructuring, acquisition and other charges. Identifiable assets by segment include the assets directly identified with those segments. Corporate assets consist primarily of cash and cash equivalents, deferred tax assets and credits, and the centralized telecommunications, networking and other information technology equipment of the Company.

     Sales under United States government contracts and subcontracts are primarily in the Government Systems business segment, and aggregated $15.5 million, $47.0 million, $39.8 million and $33.7 million in the Short Fiscal Year and in fiscal years 1999, 1998, and 1997, respectively.

     Sales to customers in excess of 10% of total Company sales included sales to the United States Air Force amounting to 11% and 14% of Company sales in fiscal years 1998 and 1997, respectively. Additionally, a customer of the Power and Computing Systems business segment represented 11% of the Company's sales in fiscal year 1997.

     International sales amounted to $11.4 million, $31.0 million, $19.4 million and $11.4 million in the Short Fiscal Year and in fiscal years 1999, 1998, and 1997 respectively, principally to customers in the United Kingdom and countries in Europe and the Pacific Rim. Company assets located outside the United States totaled approximately $8.9 million, $9.1 million and $4.2 million at December 31, 1999 and at July 31, 1999 and 1998, respectively. The Company had no foreign operations in 1997.

NOTE 13 - RELATED PARTY TRANSACTION

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors of the Company is divided into three classes, with the terms of office of each class ending in successive years. The term of the director currently serving in Class I expires with the 2002 Annual Meeting of Shareholders. The directors in Class II and Class III will continue in office until their terms expire at the 2000 and 2001 Annual Meetings of Shareholders, respectively. The directors and executive officers of the Company are set forth below.


Name and Age                      Position and Other Relationships with the Company; Business Experience
------------                      ----------------------------------------------------------------------
Carlton J. Eibl, 39               DIRECTOR (CLASS III), PRESIDENT AND CHIEF
                                  EXECUTIVE OFFICER. Mr. Eibl was appointed a
                                  director in July, 1998 and named Chief
                                  Executive Officer and President of the
                                  Company in November, 1999. From February
                                  1999 until he formally joined the Company on
                                  December 1, 1999, Mr. Eibl served as
                                  President and Chief Operating Officer of
                                  Stratagene Corporation, a privately-held
                                  biotechnology company. Prior thereto, Mr.
                                  Eibl held various executive positions with
                                  Mycogen Corporation, a diversified
                                  agribusiness and biotechnology company. Mr.
                                  Eibl joined Mycogen in 1993 as Executive
                                  Vice President and General Counsel. In 1995,
                                  he was appointed President and Chief
                                  Operating Officer and in 1997 he became
                                  Chief Executive Officer. The Dow Chemical
                                  Company acquired Mycogen at the end of 1998.

Robert L. Guyett, 63              DIRECTOR (CLASS III). Mr. Guyett was
                                  appointed a director in January 2000. He is
                                  a director and Treasurer of the Christopher
                                  Reeve Paralysis Foundation. Since 1995, he
                                  has been President and Chief Executive
                                  Officer of Crescent Management Enterprises,
                                  and for five years prior thereto, he was a
                                  director and Chief Financial Officer of
                                  Engelhard Corp. From 1987-1991, Mr. Guyett
                                  was a director and Chief Financial Officer
                                  of Fluor Corporation. Mr. Guyett is a
                                  director of Newport Corp. and several
                                  privately-held companies.

Jean Lavigne, 61                  DIRECTOR (CLASS II). Mr. Lavigne was
                                  appointed a director of the Company in
                                  August, 1999. Mr. Lavigne is Vice President
                                  and Country President in France for
                                  Motorola, Inc., and he is President and
                                  Chief Executive Officer of Motorola, S.A.
                                  Prior to joining Motorola, Mr. Lavigne was
                                  with Digital Equipment Corporation ("DEC")
                                  in Europe where he was responsible for
                                  interconnect technology and served as a
                                  member of DEC's European Government Affairs
                                  Team.

Kenneth F. Potashner, 42          DIRECTOR (CLASS I), CHAIRMAN OF THE BOARD.
                                  Mr. Potashner has served as a director since
                                  April, 1996 and as Chairman since April,
                                  1997. From the time he joined the Company in
                                  April, 1996 until November, 1998, he served
                                  Maxwell as President, Chief Executive
                                  Officer and Chief Operating Officer. In
                                  November, 1998, Mr. Potashner was named
                                  Chief Executive Officer of S3 Incorporated,
                                  a manufacturer of embedded graphics
                                  accelerator chips. From 1991 through 1994,
                                  he was Vice President, Product Engineering,
                                  for Quantum Corporation. From 1994 to April,
                                  1996, he served as Executive Vice President,
                                  Operations, of Conner Peripherals. Mr.
                                  Potashner is a director of S3 Incorporated
                                  and Newport Corp.



Name and Age                      Position and Other Relationships with the Company; Business Experience
------------                      ----------------------------------------------------------------------
Mark Rossi, 43                    DIRECTOR (CLASS II). Mr. Rossi was appointed
                                  a director of the Company in November, 1997
                                  and elected to a full term at the Company's
                                  Annual Shareholder's Meeting in January,
                                  1998. Mr. Rossi is a Senior Managing
                                  Director of Cornerstone Equity Investors,
                                  L.L.C., a New York-based private equity firm
                                  with assets under management in excess of $1
                                  billion. Prior to the formation of
                                  Cornerstone Equity Investors in 1996, Mr.
                                  Rossi was President of Prudential Equity
                                  Investors, Inc. Mr. Rossi's industry focus
                                  is on technology-related and
                                  telecommunications companies. He is a member
                                  of the Board of Directors of True Temper,
                                  Inc. and MCMS, Inc. as well as several
                                  privately-held companies.

Richard D. Balanson, 50           VICE PRESIDENT. Mr. Balanson is Corporate
                                  Vice President and President of the
                                  Electronic Components Group of Maxwell. From
                                  1996 until joining Maxwell in August 1999,
                                  Mr. Balanson was the President and Chief
                                  Operating Officer for 3D Systems, a
                                  California-based manufacturer of rapid
                                  prototyping equipment. From 1994 to 1996,
                                  Mr. Balanson was the General Manager and
                                  Executive Vice President of Maxtor
                                  Corporation, and before that was President
                                  and Chief Operating Officer of Applied
                                  Magnetics Corporation.

Vickie L. Capps, 38               VICE PRESIDENT-FINANCE AND ADMINISTRATION,
                                  TREASURER AND CHIEF FINANCIAL OFFICER. Prior
                                  to joining Maxwell in July 1999, Ms. Capps
                                  served Wavetek Wandel Golterman, Inc. as
                                  Group Controller from 1992 through 1994,
                                  Vice President - Corporate Finance from 1994
                                  through 1996 and then Chief Financial
                                  Officer from 1996 through 1999. Previously
                                  she spent 10 years with the firm of Ernst &
                                  Young LLP.

Donald M. Roberts, 51             VICE PRESIDENT, GENERAL COUNSEL AND
                                  SECRETARY. Mr. Roberts has served as General
                                  Counsel since joining the Company in April
                                  1994, and was appointed Secretary in June
                                  1996 and Vice President in January 1999. For
                                  more than five years prior thereto, Mr.
                                  Roberts was a shareholder of the law firm of
                                  Parker, Milliken, Clark, O'Hara & Samuelian,
                                  a Professional Corporation, and a partner of
                                  the predecessor law partnership, and in that
                                  capacity had served the Company as outside
                                  legal advisor for more than ten years.

Walter P. Robertson, 57           VICE PRESIDENT. Mr. Robertson was named
                                  Corporate Vice President and President of
                                  Maxwell Technologies Systems Division, Inc.
                                  in August of 1996. Prior to that he served
                                  General Dynamics as Vice President, Aircraft
                                  Production from 1991 through 1992 and as
                                  Vice President and General Manager, Space
                                  Magnetics from 1992 through 1994. From May
                                  1994 through November 1994, Mr. Robertson
                                  was Transition Director for Martin Marietta.
                                  In April 1995 and until joining Maxwell, he
                                  served BioSolutions Technologies, a start-up
                                  company, as President and Chief Executive
                                  Officer.



Name and Age                      Position and Other Relationships with the Company; Business Experience
------------                      ----------------------------------------------------------------------
Ted Toch, 51                      VICE PRESIDENT. Mr. Toch joined the Company
                                  in June 1998, as Corporate Vice President
                                  and President of PurePulse Technologies,
                                  Inc. Prior to joining PurePulse Technologies
                                  he was Vice President of Marketing and Sales
                                  for Johnson & Johnson's Advanced
                                  Sterilization Products Division from 1993 to
                                  1998 with earlier experience as
                                  Vice-President and General Manager of the
                                  Instruments Division of Nellcor, Inc.

John D. Werderman, 53             VICE PRESIDENT. Mr. Werderman was named
                                  Corporate Vice President and President of
                                  I-Bus, Inc. in July 1997. Previously, Mr.
                                  Werderman served as Chief Operating Officer
                                  of Maxwell Technologies Systems Division,
                                  Inc. Prior to joining Maxwell in October
                                  1996, Mr. Werderman worked for M/A.COM, Inc.
                                  for over 15 years, most recently as
                                  President and General Manager of their
                                  Baltimore, Maryland operation, M/A.COM
                                  Government Products, Inc.


ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Each director of the Company (other than Mr. Eibl who receives no compensation other than that received as an officer of the Company) receives compensation of $6,250 per quarter and $1,000 per Board and Committee meeting attended ($500 per Board or Committee telephonic meeting in which such director participates).

     The Company maintains the Maxwell Technologies, Inc. 1999 Director Stock Option Plan (the "Director Option Plan") which authorizes the granting of ten-year options to purchase an aggregate of 75,000 shares of the Company's Common Stock to non-employee directors of the Company during the ten-year term of the Director Option Plan which expires in 2009. This plan succeeds a similar director stock option plan that expired in 1999. Under the Director Option Plan, each eligible director automatically receives options to purchase 10,000 shares of Company Common Stock on the first business day following such director's initial Annual Shareholders' Meeting of the Company, and options to purchase 3,000 shares following subsequent Annual Shareholders' Meetings. The option price per share is the fair market value based on the public trading price of such shares on the date of grant. Options granted to directors vest in full on the first anniversary of the date of grant.

    The Company maintains the Maxwell Technologies, Inc. 1994 Director Stock Purchase Plan (the "Director Purchase Plan"), under which directors, other than those who are full-time employees of the Company, have the opportunity to purchase directly from the Company shares of Common Stock at 100% of the public trading price of the shares. An aggregate of 100,000 shares have been authorized for purchase by directors under the plan. The Director Purchase Plan authorizes purchases by eligible directors from and after January 1, 1995, the effective date of the plan, until the earlier of ten years thereafter or the issuance of all shares authorized for purchase. As of December 31, 1999, 47,826 shares remain available for purchase under the Director Purchase Plan.

EXECUTIVE COMPENSATION

    The following table sets forth certain summary information concerning the compensation earned by the two individuals who served as the Company's Chief Executive Officer during the Short Fiscal Year and its six other most highly compensated executive officers (the "Named Executive Officers") during such year for services rendered to the Company and its subsidiaries in all capacities.

                           SUMMARY COMPENSATION TABLE


                                                                                    LONG-TERM COMPENSATION
                                                                               ---------------------------------
                                              ANNUAL COMPENSATION (2)                             STOCK OPTION
                                            -------------------------------       RESTRICTED       GRANTS (5)          ALL OTHER
NAME AND POSITION              YEAR (1)      SALARY      BONUS    OTHER (3)    STOCK AWARDS (4)  (NO. OF SHARES)    COMPENSATION (6)
----------------------------   ----------   ---------- ---------- ----------   ----------------- ---------------    ----------------
Carlton J. Eibl (7)            1999(s)      $  29,423  $      --  $      --    $         --          294,030        $      8,750
   CHIEF EXECUTIVE OFFICER,    1999                --         --         --              --           10,000              31,810
   PRESIDENT, DIRECTOR

Thomas L. Horgan (7)           1999(s)        139,589         --         --              --               --                  --
   CHIEF EXECUTIVE OFFICER,    1999           260,841    156,416      6,600              --          227,890                  --
   PRESIDENT, DIRECTOR         1998           192,123     86,051      3,000              --            2,000              50,000
                               1997           179,516     81,630         --              --            9,000              19,254

Kenneth F. Potashner (7)       1999(s)        110,577         --        419              --               --                  --
   CHAIRMAN OF THE BOARD,      1999           339,062    181,875      5,142              --               --              50,000
   DIRECTOR                    1998           469,877    495,009      4,038              --          200,000             170,000
                               1997           400,004    400,000      2,850         190,000           50,000             361,031

Gregg L. McKee (8)             1999(s)        114,869      5,000      2,268              --               --                  --
   VICE PRESIDENT              1999           207,795     85,664      4,486              --           24,000                  --
                               1998           197,242    108,724      3,486              --            2,000              35,439
                               1997           166,622     82,617         --              --           10,000              49,863

Vickie L. Capps (9)            1999(s)         84,615         --         --              --           56,520                  --
   VICE PRESIDENT, FINANCE     1999             3,846      1,865         --              --           90,000                  --
   & ADMINISTRATION AND
   CHIEF FINANCIAL OFFICER

John D. Werderman              1999(s)         84,612         --      2,008              --           34,982                  --
   VICE PRESIDENT              1999           185,782     94,610      4,625              --           24,000              50,000
                               1998           170,160     68,065      4,350              --           12,000              17,598
                               1997           121,162     38,166         --              --           50,000              37,475

Ted Toch (9)                   1999(s)         82,227         --        808              --               --              12,343
   VICE PRESIDENT              1999           182,211    101,628        430              --           24,000              10,286
                               1998            10,096      8,413         --              --           80,000                  --

Walter P. Robertson            1999(s)         81,022         --      1,478              --           27,304                  --
   VICE PRESIDENT              1999           177,085     94,475      3,217              --           24,000                  --
                               1998           175,349     83,400      3,121              --            2,000                  --
                               1997           163,713     69,228         --              --           69,000                  --
--------


(1) The year designated "1999(s)" is the five-month period, August 1 - December 31, 1999, referred to in this Form 10-K as the Short Fiscal Year.

(2) Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers under the Company's 401(k) Savings Plan and Deferred Compensation Plan.

(3) Amounts in this column consist of matching contributions made by the Company under its Savings Plan. They do not include the dollar value of certain perquisites the recipient received as personal benefits. Although such amounts cannot be determined precisely, the Company has concluded that the aggregate amount thereof does not exceed as to any of the named individuals the lesser of $50,000 and 10% of the total salary and bonus paid to such individual for the Short Fiscal Year.

(4) Mr. Potashner was awarded 10,000 shares of restricted stock in fiscal year 1997, which restricted shares vest 25% one year after grant and each month thereafter an additional 1/48 of the total number of shares granted become vested. Mr. Potashner has full voting power and dividend rights with respect to all of the restricted stock. At December 31, 1999, Mr. Potashner held a total of 98,437 shares of restricted stock having a value based on the closing price of the Company's Common Stock on that date of $984,370.

(5) Options shown in this column are options to purchase shares of Common Stock of Maxwell Technologies, Inc. granted under the Company's 1995 Stock Option Plan. Several individuals in the table also received options in fiscal year 1997 to purchase common stock in the Company's operating subsidiaries as follows: Mr. Potashner - 100,000 shares in each of Maxwell Energy Products, Inc. ("Energy Products"), I-Bus, Inc. ("I-Bus") and Maxwell Technologies Systems Division, Inc. ("Systems"); Mr. Horgan - 33,750 shares in Pure Pulse Technologies, Inc. ("PurePulse"), 37,500 shares in each of I-Bus, and Systems; Mr. McKee - 125,000 shares in Energy Products, 22,500 shares in PurePulse, 25,000 shares in each of I-Bus and Systems; Mr. Werderman - 25,000 shares in Energy Products, 100,000 shares in I-Bus, 22,500 shares in PurePulse and 50,000 shares in Systems; Mr. Robertson - 100,000 shares in Systems, 22,500 shares in PurePulse, 25,000 shares in each of Energy Products and I-Bus. In fiscal year 1998, Mr. Toch was granted options to purchase 100,000 shares of common stock in PurePulse. Mr. Potashner received options in fiscal 1996 to purchase 150,000 shares of PurePulse common stock. In the Short Fiscal Year, Mr. Horgan was granted options to purchase 23,000 shares in Space Electronics, Inc. ("SEi"), Ms. Capps was granted options to purchase 8,000 shares of common stock in SEi, and Messrs. McKee, Werderman, Toch and Robertson were each granted options to purchase 7,000 shares of common stock of SEi.

(6) For Mr. Eibl, the amounts in 1999 and the Short Fiscal Year represent compensation received as a director of the Company prior to being named as President and CEO in November 1999. For Mr. Potashner, represents amounts paid or accrued in fiscal year 1997 for relocation expenses, including certain carrying and sale-related costs for his former residence, and related tax offset payments; and in fiscal year 1998 and fiscal year 1999 for certain non-qualified retirement benefits. For Mr. Horgan, the fiscal year 1998 amount is a loan from the Company made at point of hire, which was forgivable two years after Mr. Horgan's fiscal year 1996 hire date. For Mr. Werderman, the fiscal year 1999 amount is a loan from the Company made at point of hire, which was forgivable two years after Mr. Werderman's fiscal year 1997 hire date. For Mr. Horgan for fiscal 1996, Mr. McKee for fiscal years 1998 and 1997, Mr. Werderman for fiscal years 1998 and 1997 and Mr. Toch for fiscal year 1999 and the Short Fiscal Year, the amounts are reimbursements of relocation expenses (including reimbursement of brokerage commissions on the sale of a residence). During fiscal year 1998, Mr. Toch received a loan of $50,000 from the Company which is forgivable if Mr. Toch remains employed with the Company through June 2000. During fiscal year 1999, Mr. Werderman received a loan of $50,000 from the Company which is forgivable if Mr. Werderman remains employed with the Company through August 31, 2000. Also, during fiscal year 1999, Ms. Capps received a loan of $50,000 from the Company which is forgivable if she remains employed until July 2001.

(7) In November 1998, Mr. Potashner stepped down from his positions of Chief Executive Officer and President and continued as Chairman, with an on-going executive role with the Company, through December 31, 1999. In April 1999, Mr. Horgan was appointed Chief Executive Officer and President. Mr. Horgan resigned from these positions in November 1999. Mr. Eibl was named Chief Executive Officer and President in November 1999.

(8) Mr. McKee's employment with the Company terminated on December 31, 1999. Mr. McKee is receiving salary continuation payments through June 2000.

(9) Mr. Toch was hired as a Vice President in fiscal year 1998. Under the terms of his employment, the Company agreed to retain Mr. Toch as an employee or consultant on a full-time basis, at no less than his inital compensation, for a period of two years, which under certain circumstances can be extended to three years, from his hire date. Ms. Capps was hired as Chief Financial Officer and Vice President, Finance and Administration in July 1999.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table shows information on grants of options to purchase stock of the Company and its SEi subsidiary to those Named Executive Officers who received such grants during the Short Fiscal Year. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options at the end of the ten year option terms if the stock price were to appreciate annually by 5% and 10%, respectively. These assumed values may not reflect actual value at the times indicated.


                                                       PERCENTAGE OF                                      POTENTIAL REALIZABLE
                                                       TOTAL OPTIONS                                        VALUE AT ASSUMED
                                                       TO EMPLOYEES                                         ANNUAL RATES OF
                                                       IN FIVE-MONTH                                          STOCK PRICE
                                                       PERIOD ENDED       EXERCISE                          APPRECIATION FOR
                                         OPTIONS       DECEMBER 31,         PRICE        EXPIRATION           OPTION TERM
        NAME               ENTITY      GRANTED (1)         1999          (PER SHARE)        DATE            5%           10%
----------------------    ----------   ------------   ----------------   ------------   ------------    ------------ ------------
Carlton J. Eibl           Maxwell         294,030          45.40%            $8.75       11/09/2009     $1,618,000   $4,100,320

Thomas L. Horgan          SEi              23,000           4.60%            $5.00       08/18/2009         72,320      183,280

Gregg L. McKee            SEi               7,000           1.40%            $5.00       08/18/2009         22,010       55,780

Vickie L. Capps           Maxwell          56,250           8.69%            $9.00       12/27/2009        318,380      806,830
                          SEi               8,000           1.60%            $5.00       08/18/2009         25,160       63,750

John D. Werderman         Maxwell          34,982           5.40%            $9.00       12/27/2009        198,000      501,770
                          SEi               7,000           1.40%            $5.00       08/18/2009         22,010       55,780

Ted Toch                  SEi               7,000           1.40%            $5.00       08/18/2009         22,010       55,780

Walter P. Robertson       Maxwell          27,304           4.22%            $9.00       12/27/2009        154,540      391,640
                          SEi               7,000           1.40%            $5.00       08/18/2009         22,010       55,780


----------

(1) Mr. Eibl's options represent a one-time grant of non-qualified stock options in connection with his commitment to join the Company as President and Chief Executive Officer. These options are not under the Company's 1995 Stock Option Plan, and they vest at the rate of 1/48th of the total shares each month, commencing December 1999. The balance of the Maxwell options shown in the table are under the 1995 Stock Option Plan and are either incentive stock options or non-qualified stock options, granted at a purchase price no less than the fair market value of the underlying Company Common Stock based on the closing trading price of such stock on the date of grant. The increments in which the options are exercisable are determined by the committee that administers the plan. The SEi options are granted under that company's employee stock option plan at an exercise price equal to the fair market value of the underlying shares as determined by the SEi board of directors.

FISCAL YEAR END OPTION VALUES

    Shown below is information on each Named Executive Officer with respect to
(i) the value of stock options exercised by such person in the Short Fiscal Year, measured in terms of the closing price of the Company's Common Stock on the date of exercise, and (ii) the value of unexercised options to purchase the Company's Common Stock held by such person, measured in terms of the closing price of the Company's Common Stock on December 31, 1999.


                                                                NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                           SHARES ACQUIRED                         OPTIONS HELD AT            IN-THE-MONEY OPTIONS AT
                             ON EXERCISE          VALUE         DECEMBER 31, 1999 (1)          DECEMBER 31, 1999 (1)
                                                              ---------------------------    ---------------------------
NAME                       (NO. OF SHARES)      REALIZED      EXERCISABLE  UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
-----------------------    ----------------    ------------   ------------ --------------    ------------ --------------
Carlton J. Eibl                     --         $       --          6,125         297,905     $    7,656      $359,881

Kenneth F. Potashner                --                 --        112,242         140,915        262,235       333,756

Thomas L. Horgan                    --                 --         80,581          90,164        180,000        60,000

Gregg L. McKee                      --                 --         15,924          15,924         23,991        23,991

Vickie L. Capps                     --                 --             --         146,250             --        56,250

John D. Werderman                   --                 --         23,600          77,382             --        34,982

Ted Toch                            --                 --         24,000          80,000             --            --

Walter P. Robertson                 --                 --         24,906          64,998         52,996        60,420


----------

(1) Does not include options held by the Named Executive Officers to purchase shares of common stock in five of the Company's operating subsidiaries under the stock option plans of such subsidiaries. All options held by these individuals under such subsidiary stock option plans were granted in fiscal year 1997, except for options to purchase 150,000 shares of common stock of the Company's PurePulse Technologies, Inc. subsidiary granted to Mr. Potashner in fiscal 1996, 100,000 shares of common of the Company's PurePulse Technologies, Inc. subsidiary granted to Mr. Toch in fiscal year 1998, and options to purchase shares of common stock in the Company's Space Electronics, Inc. subsidiary granted to Named Executive Officers during the Short Fiscal Year as shown in the Option Grants Table. With the exception of SEi options for which no shares are exercisable, and Mr. Potashner's and Mr. Toch's PurePulse options, of which 120,000 and 25,000 shares, respectively, were exercisable, 75% of such subsidiary options described in footnote (4) to the Summary Compensation Table were exercisable within 60 days of December 31, 1999. No public market exists for the common stock of any of the Company's subsidiaries. For purposes of the above table, no value has been attributed to the subsidiary stock options.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

    Set forth below is a line graph comparing the cumulative total return to shareholders on the Company's Common Stock with the cumulative total return on the NASDAQ and a peer group of comparable companies identified therein for the five-year and five-month period August 1, 1994 - December 31, 1999.


                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
        AMONG MAXWELL TECHNOLOGIES, INC., NASDAQ, AND INDUSTRY PEER GROUP
                       AUGUST 1, 1994 - DECEMBER 31, 1999



                                7/1994      7/1995      7/1996    7/1997     7/1998      7/1999      12/1999
                                ------      ------      ------    ------     ------      ------      -------
Maxwell Technologies             100.0        93.9       157.6     563.6      609.1       630.3      242.4
Nasdaq Stock Market              100.0       138.8       150.3     221.7      258.7       366.6      568.4
Self-determined Peer Group       100.0       166.9       120.9     165.6      127.8       174.3      392.6


REPORT OF THE COMPENSATION COMMITTEE AND STOCK OPTION COMMITTEE ON EXECUTIVE COMPENSATION

    As described in more detail below, the Company's executive compensation consists of three principal components--base salary and annual incentive compensation, as determined by the Compensation Committee of the Board of Directors; and stock option awards, as determined by the Stock Option Committee of the Board of Directors. During fiscal year 1999 and through December 31, 1999, the Compensation Committee also acted as the Stock Option Committee.

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

    The three principal components of the Company's executive compensation are as follows:

(1) BASE SALARY. Base salary is intended to be set at a level consistent with amounts paid to executive officers of companies of comparable size and business areas and generally reflective of the performance of the Company and the individual. Salaries for executive officers are reviewed on an annual basis. Base salary (and annual incentive bonus compensation) during the period for Mr. Horgan, who was Chief Executive Officer for part of the year, was set forth in the employment agreement discussed below. Mr. Eibl's base salary and annual bonus incentive for the period after he joined the Company as President and Chief Executive Officer on December 1, 1999 is set forth in his employment agreement described below.

(2) ANNUAL INCENTIVE COMPENSATION. The Company fell slightly short of the revenue and earnings per share target in the fiscal year ended July 31, 1999 for target bonus payout to executive officers, and other than for the CEO, bonuses of just under 50% of base compensation were paid. The determination of the exact percentage was at the discretion of the CEO. Pursuant to their respective employment contracts described below and based on the percentage of the revenue and earnings targets achieved, for the fiscal year ended July 31, 1999, Mr. Potashner received a bonus of $181,875, or just under 100% of his base compensation, prorated for the time he served in the Chief Executive Officer capacity, and Mr. Horgan received $156,416, or just under 100% of his base compensation, prorated for the time he served in the Chief Executive Officer capacity. No bonuses were paid for the Short Fiscal Year. For the Current Fiscal Year (January 1
     - December 31, 2000), the Committee adopted a bonus plan for executive officers under which bonuses ranging from 50% to 100% of base salary can be earned if certain revenue and operating income targets are met.

(3) LONG TERM INCENTIVE COMPENSATION/STOCK OPTIONS. The Company's long-term incentive program consists of a stock option program pursuant to which the Chief Executive Officer and other executive officers (as well as other key employees) are periodically granted stock options at the then fair market value of the Company's Common Stock. In addition, the Company began a program in fiscal year 1997 for the award to executives of stock options in the Company's operating subsidiaries. These option programs are designed to reward and retain executive officers over the long-term and to link the value of the incentive to increases in the value of the subsidiaries and in the Company's stock price over time, benefiting shareholders as a whole.

                                                        Dated: February 29, 2000

                                         COMPENSATION AND STOCK OPTION
                                         COMMITTEE


                                         Karl M. Samuelian
                                         Mark Rossi

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the Short Fiscal Year until Mr. Eibl's selection as President and Chief Executive Officer, the Compensation Committee consisted of Messrs. Samuelian, Rossi and Eibl, and thereafter the members of such committee were Messrs. Samuelian and Rossi. Mr. Samuelian stepped down from the Board of Directors on January 31, 2000. The compensation committee now consists of Messrs. Guyett, Lavigne and Rossi.

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

     Under the Agreement, Mr. Eibl will become immediately vested in all the options, and receive payments equal to twice his annual salary then in effect, in the event a "change of control" occurs and either his compensation or responsibilities are reduced or the Company's principal place of business is moved outside of San Diego County. A "change of control" is defined as the acquisition by a person or group of a majority of the Company's stock by direct purchase or through merger, the liquidation or sale of substantially all of the assets of the Company or a change in the majority of the members of the Board of Directors other than through membership changes determined by the Board itself. If Mr. Eibl is terminated without cause prior to the second anniversary date of the Agreement, he will be paid two times his annual base salary in effect on the date of termination and his stock options will continue to vest until the second anniversary date of his Agreement. If the termination occurs after the second anniversary date of the Agreement, he will receive the average of the total annual compensation (annual base salary plus bonuses earned) for the preceding two years. If Mr. Eibl voluntarily resigns or is terminated for cause, he will be paid only such salary and accrued vacation pay as is then due him.

     MR. HORGAN. The Company entered into an Employment Agreement with Mr. Horgan upon his appointment as President and Chief Executive Officer in April, 1999. Mr. Horgan resigned from his positions with the Company in November, 1999, and under the Employment Agreement, he received a total of $700,000, representing an amount equal to twice his annual salary then in effect. In addition, Mr. Horgan will continue to vest in a portion of the stock options covering 227,890 shares granted to him pursuant to the Employment Agreement. Such options vest at the rate of 1/48 of the total shares each month commencing with April, 1999, and will continue to vest at that rate through April, 2001, after which the vested options must be exercised within 60 days or they will expire.

     MR. POTASHNER. In March, 1996, the Company entered into an Employment Contract ("Contract") with Kenneth F. Potashner pursuant to which Mr. Potashner became the President and Chief Executive Officer of the Company effective April 26, 1996. In November, 1998, Mr. Potashner stepped down from his position as Chief Executive Officer and agreed with the Board to continue as Chairman, as well as, for a period of time, in an active, although less than full time, executive role with the Company. Mr. Potashner received an annual base salary of $250,000 for the period in which he has continued in such executive role. Effective January 1, 2000, Mr. Potashner ceased serving in such executive role. Mr. Potashner's salary for such role ceased January 31, 2000 and Mr. Potashner received an $85,000 separation payment. Mr. Potashner currently holds a total of 98,437 shares of restricted stock granted under the Contract and options under the Company's 1995 Stock Option Plan for a total of 351,594 shares. Both the restricted shares and the options are subject to four-year vesting schedules. Vesting will continue during the period in which Mr. Potashner is active with the Company in an executive, consulting or other role. In addition, Mr. Potashner is entitled to non-qualified retirement benefits payable in installments following the termination of his employment equal, in the aggregate, to 10% of the total of his annual salary and target bonus each year under the Contract. A total of $263,079 has been earned under this provision through the end of the Short Fiscal Year, and no further amounts will accrue thereafter.

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

     OTHER CHANGE-IN-CONTROL ARRANGEMENTS. In connection with the employment of Ms. Capps, the Company agreed that Ms. Capps will receive payment of base salary for one year in the event a "change of control" occurs and either her compensation or responsibilities are reduced or the Company's principal place of business is moved outside of San Diego County. A "change of control" is defined as the acquisition by a person or group of a majority of the Company's stock by direct purchase or through merger, the liquidation or sale of substantially all of the assets of the Company or a change in the majority of the members of the Board of Directors other than through membership changes determined by the Board itself.

OTHER PROGRAMS

     In January 2000, the Board adopted, and the Company's shareholders subsequently approved, the Company's Management Equity Ownership Program (the "Program"). Under the Program, executive officers of the Company and other members of senior management selected by the Committee are offered full recourse loans from the Company to be used to purchase stock of the Company. The loans bear interest and must be repaid in annual installments of principal and interest over a four-year period. Repayment of the loan is secured by the shares purchased with the loan proceeds. The Committee may decide to permit purchases directly from the Company, in which case the purchase price is set at the closing price that day in the public trading market, or to require the purchases to be made in the public trading market. On February 1, 2000, loans in the total amount of $900,000, bearing interest at 6.56%, were made in connection with the purchase of shares directly from the Company by Carlton J. Eibl - 20,833 shares; Vickie L. Capps, Richard D. Balanson, Donald M. Roberts, and John D. Werderman (each a Vice President of the Company) - 8,333 shares each; and nine other members of management - a total of 20,830 shares. All of these purchases were made at the $12.00 per share closing price on the date of purchase.

ITEM 12.  SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person (or group of affiliated persons) known by the Company to beneficially own more than five percent of the outstanding shares of common stock; and (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. Information for the officers and directors is as of February 29, 2000. The address for each individual is 9275 Sky Park Court, San Diego, CA 92123.


                                                                                    TOTAL
NAME AND ADDRESS OF                                                                BENEFICIAL              %
BENEFICIAL OWNER                                                                  OWNERSHIP (1)        OWNERSHIP (2)
-----------------------------------------------------------------------------    ----------------   -----------------
Security Management Company, LLC..........................................           821,900              8.4%
   700 S.W. HARRISON STREET, TOPEKA, KS  66636-0001
Carlton J. Eibl...........................................................            57,335 (3)           *
Kenneth F. Potashner......................................................           284,835 (3)          2.9%
Vickie L. Capps...........................................................            15,833               *
John Werderman............................................................            38,387 (3)           *
Ted Toch..................................................................            24,300 (3)           *
Walter P. Robertson.......................................................            40,107 (3)           *
Thomas L. Horgan..........................................................            99,637 (3)          1.0%
Gregg L. McKee............................................................            18,000 (3)           *
Mark Rossi................................................................            13,000 (3)           *
Robert Guyett.............................................................             4,000               *
Jean Lavigne..............................................................                --               *
All directors and executive officers as a group (13 persons)..............           634,329 (3)          6.3%


----------------
  *Less than one percent.

(1) Information with respect to beneficial ownership is based on information furnished to the Company by each shareholder included in the table or included in filings with the Securities and Exchange Commission. The Company understands that each person in the table has sole voting and investment power for shares beneficially owned by such person, subject to community property laws where applicable.

(2) Shares of Common Stock subject to options which are currently exercisable or exercisable within 60 days of February 29, 2000, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Percentage of ownership is based on 9,753,420 shares of Common Stock outstanding on February 29, 2000.

(3) Shares of Common Stock beneficially owned include options exercisable within 60 days of February 29, 2000 to purchase 34,502 shares granted to Mr. Eibl, 127,531 shares granted to Mr. Potashner, 23,600 shares granted to Mr. Werderman, 24,000 shares granted to Mr. Toch, 24,906 shares granted to Mr. Robertson, 94,824 shares granted to Mr. Horgan, 14,724 shares granted to Mr. McKee and 13,000 shares granted to Mr. Rossi and options to purchase 261,539 shares granted to all directors and officers as a group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 1999, the Company loaned Kenneth F. Potashner, its Chairman and former Chief Executive Officer, a total of $2,000,000 to assist in the payment of income taxes accruing on restricted stock previously granted to Mr. Potashner. The loan is evidenced by a full recourse promissory note and secured by the pledge of 50,000 shares of common stock of the Company. The promissory note is payable in full on or before the second anniversary of the date of such note and accrues interest on the outstanding balance at the rate of 5% per annum.

     In August 1999, the Company loaned Richard Balanson, a Vice President, a total of $120,000. As long as he remains employed by the Company, 50% of the loan is forgivable 18 months after Mr. Balanson's August 1999 hire date and the balance is forgivable 36 months after such date.

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

         3.3 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant increasing the number of authorized shares to 40 million, dated February 9, 1998 --
                    Exhibit 3.3 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1999 ("1999 Form 10-K") is incorporated by reference.

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

        10.3 Amendment Number Two to Maxwell Laboratories, Inc. Director Stock Option Plan, dated January 28, 1999 -- Exhibit 10.3 to the 1999 Form 10-K is incorporated by reference.

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

        10.8 Amendment Number Three to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated January 28, 1999 -- Exhibit 10.8 to the 1999 Form 10-K is incorporated by reference.

        10.9+ Amendment Number Four to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated January 28, 2000.

        10.10 Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan-- Exhibit 10.4 to the 1995 Form 10-K is incorporated by reference.

        10.11 Maxwell Laboratories, Inc. 1994 Director Stock Purchase Plan-- Exhibit 10.5 to the 1995 Form 10-K is incorporated by reference.

        10.12+ Maxwell Technologies, Inc. 1999 Director Stock Option Plan, dated January 28, 2000.

        10.13 Lease dated February 28, 1986 between the Registrant, as Lessee, and Elkhorn Ranch, Inc., as Lessor -- Exhibit 10.11 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1986 ("1986 Form 10-K") is incorporated by reference.

        10.14 First Amendment to Industrial Real Estate Lease between the Registrant, as Lessee, and Elkhorn Ranch, Inc., as Lessor, dated June 30, 1995 -- Exhibit 10.11 to the 1997 Form 10-K is incorporated by reference.

        10.15 Maxwell Technologies, Inc. Officer and Director Stock Repurchase Policy-- Exhibit 10.12 to the 1998 Form 10-K is incorporated by reference.

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

        10.19+ Maxwell Technologies, Inc. Employment Agreement dated November 9, 1999 between the Registrant and Carlton J. Eibl.

        10.20 Chief Executive Officer Maxwell Technologies, Inc. Employment Agreement dated April 30, 1999 between the Registrant and Thomas L. Horgan -- Exhibit 10.9 to the 1999 Form 10-K is incorporated by reference.

        10.21 Chief Executive Officer Employment Contract dated March 25, 1996 and Amendment dated April 16, 1996 between the Registrant and Kenneth F. Potashner-- Exhibit 10.16 to the 1996 Form 10-K is incorporated by reference.

        10.22 Second Amendment to the Chief Executive Officer Employment Contract dated June 23, 1997 between the Registrant and Kenneth F. Potashner -- Exhibit 10.21 to the 1997 Form 10-K is incorporated by reference.

        10.23 Restricted Stock Agreement dated July 25, 1996, between the Registrant and Kenneth F. Potashner -- Exhibit 10.17 to the 1996 Form 10-K is incorporated by reference.

        10.24 Amendment Number One to Restricted Stock Agreement, dated June 24, 1997, between the Registrant and Kenneth F. Potashner -- Exhibit 10.23 to the 1997 Form 10-K is incorporated by reference.

        10.25 Secured Promissory Note dated February 2, 1999 and Stock Pledge Agreement dated February 2, 1999 between Registrant and Kenneth F. Potashner -- Exhibit 10.24 to the 1999 Form 10-K is incorporated by reference.

        10.26 Stock Pledge Agreement dated February 2, 1999 between Registrant and Kenneth F. Potashner -- Exhibit 10.25 to the 1999 Form 10-K is incorporated by reference.

        10.27 Lease dated October 12, 1994 by and between Madison Square Partnership, as Lessor, and PurePulse Technologies, Inc. (formerly Foodco Corporation), as Lessee -- Exhibit 10.18 to the 1995 Form 10-K is incorporated by reference.

        10.28 Lease dated November 1, 1996, by and between Ponderosa Pines Partnership, as Lessor, and PurePulse Technologies, Inc., as Lessee -- Exhibit 10.25 to the 1997 Form 10-K is incorporated by reference.

        10.29 Lease dated February 13, 1994 by and between Terilee Enterprises, Inc., as Lessor, and the Registrant, as Lessee -- Exhibit 10.23 to the 1994 Form 10-K is incorporated by reference.

        10.30+      Executive Bonus Plan for Calendar Year 2000.

        10.31       PurePulse Technologies, Inc. 1994 Stock Option Plan--
                    Exhibit 10.26 to the 1996 Form 10-K is incorporated by reference.

        10.32       Maxwell Federal Division, Inc. 1996 Stock Option Plan--
                    Exhibit 10.34 to the 1997 Form 10-K is incorporated by reference.

        10.33       Maxwell Energy Products, Inc. 1996 Stock Option Plan--
                    Exhibit 10.35 to the 1997 Form 10-K is incorporated by reference.

        10.34 I-Bus, Inc. 1996 Stock Option Plan-- Exhibit 10.36 to the 1997 Form 10-K is incorporated by reference.

        10.35 Amendment Number One to the Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan, effective as of April 30, 1997 -- Exhibit 10.38 to the 1997 Form 10-K is incorporated by reference.

        10.36+      Space Electronics, Inc. 1999 Stock Option Plan.

        10.37 Stock Purchase Agreement among Maxwell Technologies, Inc., Maxwell Energy Products, Inc., and PacifiCorp Energy Ventures, Inc., dated October 30, 1997 -- Exhibit 10 to the Registrant's October 31, 1997 Form 10-Q is incorporated by reference.

        10.38 Amended and Restated Agreement of Purchase and Sale of Assets, dated as of March 29, 1998, among the Company, Maxwell Technologies Systems Division, Inc., Primex Technologies, Inc. and Primex Physics International Company -- Exhibit 2.1 to the Registrant's Form 8-K filed April 29, 1998 is hereby incorporated by reference.

        10.39 Assignment and Assumption Agreement (Facility Lease) dated April 15, 1998, by and between Primex Physics International Company, as assignor and Maxwell Technologies Systems Division, Inc., as assignee -- Exhibit 10.40 to the 1998 Form 10-K is incorporated by reference.

        10.40 Assignment and Assumption Agreement (Ground Lease) dated April 15, 1998, by and between Primex Physics International Company, as assignor and Maxwell Technologies Systems Division, Inc., as assignee -- Exhibit 10.41 to the 1998 Form 10-K is incorporated by reference.

        10.41 Underlease dated March 6, 1997 by and between Pegasus Airwave Limited, as Lessor and I-Bus UK, Limited (formerly Tri-MAP International, Limited), as Lessee -- Exhibit 10.42 to the 1998 Form 10-K is incorporated by reference.

        10.42 Shareholder Agreement among Maxwell Technologies, Inc., PurePulse Technologies, Inc., Sanyo E&E Corporation and Three Oceans Inc., dated January 28, 1999 -- Exhibit 10.44 to the 1999 Form 10-K is incorporated by reference.

        10.43 Lease dated May 9, 1995, Modification and Amendment Agreement dated September 24, 1997 and Modification and Amendment Agreement dated June 20, 1996 between Arvco Realty, agent for Sorrento Park Investments, as Lessor and Space Electronics, Inc., as Lessee -- Exhibit 10.45 to the 1999 Form 10-K is incorporated by reference.

        10.44 Acquisition of Space Electronics Inc., by Maxwell Technologies, Inc., dated January 29, 1999 Exhibit 2.1 to the Registrant's Form 8-K filed February 12, 1999 is hereby incorporated by reference.

        10.45+ Maxwell Technologies, Inc. 1999 Management Equity Ownership Program dated January 28, 2000.

        10.46 Line of Credit Agreement dated March 4, 1998, between the Registrant and Sanwa Bank California and First Amendment dated May 29, 1998 between the Registrant and Sanwa Bank California -- Exhibit 10.26 to the 1998 Form 10-K is incorporated by reference.

        21.1+       List of subsidiaries of the Registrant.

        23.1+       Consent of Ernst & Young, LLP, Independent Auditors.

        27.1+       Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

     On November 9, 1999, the Registrant filed a report on Form 8-K which included a press release announcing the modification and renewal of the Registrant's Shareholder Rights Plan which had expired in June 1999.

     On December 7, 1999, the Registrant filed a report on Form 8-K reporting that its Board of Directors adopted a resolution on November 22, 1999 to change the fiscal year of the Registrant to calendar year effective January 1, 2000.

----------

+    Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on this 24th day of March, 2000.

                                      MAXWELL TECHNOLOGIES, INC.

                                      By:       /s/ CARLTON J. EIBL
                                           -------------------------------------
                                           Carlton J. Eibl
                                           Chief Executive Officer and President

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


                 SIGNATURE                                       TITLE                               DATE
                 ---------                                       -----                               ----
            /s/ CARLTON J. EIBL              Chief Executive Officer, President and             March 24, 2000
-------------------------------------------- Director
              Carlton J. Eibl

         /s/ KENNETH F. POTASHNER            Chairman of the Board, Director                    March 24, 2000
--------------------------------------------
           Kenneth F. Potashner

            /s/ VICKIE L. CAPPS              Vice President-Finance and                         March 24, 2000
-------------------------------------------- Administration, Treasurer
              Vickie L. Capps                and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

              /s/ MARK ROSSI                 Director                                           March 24, 2000
--------------------------------------------
                Mark Rossi

             /s/ JEAN LAVIGNE                Director                                           March 24, 2000
--------------------------------------------
               Jean Lavigne

             /s/ ROBERT GUYETT               Director                                           March 24, 2000
--------------------------------------------
               Robert Guyett
