Form 10-Q
period 2000-03-31
MAXWELL TECHNOLOGIES INC
filed 2000-05-15
CIK 319815

===============================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000


              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO ____


                              --------------------

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


                  9275 SKY PARK COURT, SAN DIEGO, CA 92123-4303
          (Address of principal executive office)          (Zip Code)


       Registrant's telephone number, including area code: (858) 279-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


As of April 30, 2000, Registrant had only one class of common stock, of which there were 9,757,590 outstanding.


================================================================================

                           MAXWELL TECHNOLOGIES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                                                                                                      PAGE
                                                                                                                     --------
                                     PART I

Item 1.       Condensed Consolidated Financial Statements..........................................................      1
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations................      9
Item 3.       Quantitative and Qualitative Disclosures About Market Risk...........................................     17


                                     PART II

Item 1.       Legal Proceedings....................................................................................     18
Item 2.       Changes in Securities and Use of Proceeds............................................................     18
Item 3.       Defaults Upon Senior Securities......................................................................     18
Item 4.       Submission of Matters to a Vote of Security Holders..................................................     18
Item 5.       Other Information ...................................................................................     18
Item 6.       Exhibits and Reports on Form 8-K.....................................................................     18

PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MAXWELL TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   MARCH 31,           DECEMBER 31,
                                                                                     2000                  1999
                                                                                ----------------     -----------------
ASSETS                                                                            (UNAUDITED)             (NOTE)
Current assets:
   Cash and cash equivalents...............................................      $    3,603           $    4,065
   Accounts receivable, net................................................          35,602               30,381
   Inventories.............................................................          23,404               22,015
   Prepaid expenses and other current assets...............................           2,940                  691
   Deferred income taxes...................................................          15,964               14,740
   Net assets of discontinued operations...................................             625                3,564
                                                                                ----------------     -----------------
     Total current assets..................................................          82,138               75,456
Property, plant and equipment, net.........................................          19,033               18,340
Goodwill and other non-current assets......................................          13,410               11,985
                                                                                ----------------     -----------------
                                                                                   $114,581             $105,781
                                                                                ================     =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities................................       $  17,311            $  13,639
   Accrued employee compensation...........................................           6,693                5,382
   Current portion of long-term debt and short-term borrowings.............           5,453                  278
                                                                                ----------------     -----------------
     Total current liabilities.............................................          29,457               19,299
Long-term debt, excluding current portion..................................             178                  181
Minority interest..........................................................           1,778                1,885
Commitments and contingencies
Stockholders' equity:
   Common stock............................................................             969                  957
   Additional paid-in capital..............................................          79,587               78,378
   Notes receivable from executives for stock purchases....................            (900)                  --
   Deferred compensation...................................................             (65)                (117)
   Retained earnings.......................................................           3,884                5,375
   Accumulated other comprehensive income (loss) - foreign
     currency translation adjustments......................................            (307)                (177)
                                                                                ----------------     -----------------
                                                                                     83,168               84,416
                                                                                ----------------     -----------------
                                                                                   $114,581             $105,781
                                                                                ================     =================

Note: The Balance Sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

See notes to condensed consolidated financial statements.

                           MAXWELL TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  THREE MONTHS ENDED
                                                               ---------------------------------------------------------
                                                                                     DECEMBER 31,
                                                                MARCH 31, 2000           1999            MARCH 31, 1999
                                                               -----------------    ----------------     ---------------
Sales......................................................        $35,929             $ 31,409              $36,821
Cost of sales..............................................         27,310               25,861               24,022
                                                               -----------------    ----------------     ---------------
Gross profit...............................................          8,619                5,548               12,799
Operating expenses:
   Selling, general and administrative.....................          8,995               10,792                7,825
   Research and development................................          1,630                2,298                1,890
   Restructuring, acquisition and other charges............            523                4,953                1,491
                                                               -----------------    ----------------     ---------------
     Total operating expenses..............................         11,148               18,043               11,206
                                                               -----------------    ----------------     ---------------
Operating income (loss)....................................         (2,529)             (12,495)               1,593
Interest expense...........................................            (74)                 (95)                 (66)
Interest income and other, net.............................             45                   65                  388
                                                               -----------------    ----------------     ---------------
Income (loss) before income taxes and minority interest....         (2,558)             (12,525)               1,915
Provision (credit) for income taxes........................         (1,023)              (5,109)                 171
Minority interest in net income (loss) of subsidiaries.....           (107)                (410)                  83
                                                               -----------------    ----------------     ---------------
Income (loss) from continuing operations...................         (1,428)              (7,006)               1,661
Discontinued operations, net of tax:
   Income (loss) from operations...........................           (379)              (2,310)                 275
   Provision (credit) for estimated loss on disposal.......            316               (2,065)                  --
                                                               -----------------    ----------------     ---------------
                                                                       (63)              (4,375)                 275
                                                               -----------------    ----------------     ---------------
Net income (loss)..........................................       $ (1,491)            $(11,381)            $  1,936
                                                               =================    ================     ===============

Basic net income (loss) per share:
   Income (loss) from continuing operations................       $  (0.15)           $   (0.73)           $    0.17
   Income (loss) from discontinued operations..............             --                (0.46)                0.03
                                                               -----------------    ----------------     ---------------
                                                                  $  (0.15)           $   (1.19)           $    0.20
                                                               =================    ================     ===============

Diluted net income (loss) per share
   Income (loss) from continuing operations................       $  (0.15)           $   (0.73)           $    0.16
   Income (loss) from discontinued operations..............             --                (0.46)                0.03
                                                               -----------------    ----------------     ---------------
                                                                  $  (0.15)           $   (1.19)           $    0.19
                                                               =================    ================     ===============

Shares used in computing:
   Basic net income (loss) per share.......................          9,727                9,564                9,500
                                                               =================    ================     ===============

   Diluted net income (loss) per share.....................          9,727                9,564                9,953
                                                               =================    ================     ===============

See notes to condensed consolidated financial statements.

                           MAXWELL TECHNOLOGIES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    ----------------------------------
                                                                                         2000               1999
                                                                                    ---------------     --------------
Operating activities:
   Income (loss) from continuing operations....................................         $(1,428)             $1,661
   Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
       Depreciation and amortization...........................................           1,399               1,373
       Restructuring, acquisition and other charges............................             523               1,491
       Deferred compensation...................................................              52                  60
       Minority interest in net income (loss) of subsidiaries..................            (107)                 83
       Changes in operating assets and liabilities, net........................          (5,830)             (9,400)
                                                                                    ---------------     --------------
         Net cash used in operating activities.................................          (5,391)             (4,732)

Investing activities:
   Purchases of property and equipment.........................................          (1,352)             (1,879)
   Proceeds from sale of businesses............................................           3,500                  --
                                                                                    ---------------     --------------
         Net cash provided by (used in) investing activities...................           2,148              (1,879)

Financing activities:
   Proceeds from short-term borrowings.........................................           5,229               1,262
   Principal payments on long-term debt and short-term borrowings..............             (57)                (47)
   Proceeds from issuance of Company and subsidiary stock......................              46               1,077
   Repurchase of Company and subsidiary stock..................................              --                (354)
                                                                                    ---------------     --------------
         Net cash provided by financing activities.............................           5,218               1,938

Net cash provided by (used in) discontinued operations.........................          (2,411)                442

Effect of exchange rate changes on cash and cash equivalents...................             (26)                (25)
                                                                                    ---------------     --------------
Decrease in cash and cash equivalents..........................................            (462)             (4,256)
Cash and cash equivalents at beginning of period...............................           4,065              12,786
                                                                                    ---------------     --------------
Cash and cash equivalents at end of period.....................................         $ 3,603              $8,530
                                                                                    ===============     ==============


See notes to condensed consolidated financial statements.

                           MAXWELL TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     Maxwell Technologies, Inc. ("Maxwell" or the "Company") applies industry-leading capabilities in power and computing to develop and market products and services for customers in multiple industries, including energy, satellite, defense, telecommunications, consumer electronics, medical and bioprocessing markets.

     In November 1999, the Company's Board of Directors adopted a resolution to change the Company's fiscal year to a calendar year effective January 1, 2000. The Company previously reported results on a fiscal year of August 1 through July 31. During the five-month transition period from August 1 to December 31, 1999, the Company adopted a plan to restructure its operations (the "Restructuring Plan"). This Restructuring Plan (i) consolidates certain commercial business operations and improves their manufacturing and other operational capabilities, (ii) focuses the defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories, (iii) focuses the application of PUREBRIGHT-Registered Trademark- technology on bioprocessing, medical and consumer water markets, and (iv) provides for the sale of certain non-strategic business operations. The accompanying condensed consolidated financial statements have been reclassified to present the financial position and results of operations of the continuing businesses of the Company. Businesses which the Company intends to sell or discontinue, and certain businesses sold or discontinued by the Company in prior periods, have been classified as discontinued operations in the accompanying condensed consolidated financial statements.

     For additional comparative purposes, certain statement of operations data is presented for the three months ended December 31, 1999, in addition to the three months ended March 31, 2000 and 1999. It is management's opinion that comparing current results to the December period is more meaningful than a comparison to the first quarter of 1999, due to the effects of the Company's Restructuring Plan and reduced revenue and profit contributions from licensing and strategic transactions compared to the prior year.

     The accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at March 31, 2000 and the results of operations for the three-month periods ended March 31, 2000, December 31, 1999 and March 31, 1999. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the five-month period from August 1, 1999 to December 31, 1999. Interim results are not necessarily indicative of those to be expected for the full year.

     The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                                                   MARCH 31,           DECEMBER 31,
                                                                                      2000                 1999
                                                                                ----------------     -----------------
Finished products..........................................................        $  3,761             $  2,030
Work in process............................................................           5,443                4,469
Parts and raw materials....................................................          14,200               15,516
                                                                                ----------------     -----------------
                                                                                    $23,404              $22,015
                                                                                ================     =================

                           MAXWELL TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CREDIT AGREEMENT

     In May 2000, the Company agreed with its bank to amend the Company's $20 million bank line-of-credit agreement to modify certain financial covenants; to adjust the interest rate at which the Company may borrow to the bank's reference rate plus .25% or LIBOR plus 2.5%; and, to provide for the lender to receive a general security interest in the personal property of the Company and its subsidiaries in the United States, excluding PurePulse Technologies, Inc. At March 31, 2000, the Company was in compliance with all covenants and conditions of the amended agreement. Outstanding borrowings under the agreement were $5.0 million at March 31, 2000, at a weighted average interest rate of 7.3%.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

     The Company reports and displays comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME. The components of comprehensive income (loss) for the three months ended March 31, 2000 and 1999 were as follows (in thousands):

                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                --------------------------------------
                                                                                       2000                 1999
                                                                                ----------------     -----------------
Net income (loss)..........................................................         $(1,491)              $1,936
Foreign currency translation adjustments...................................            (130)                 (25)
                                                                                ----------------     -----------------
Comprehensive income (loss)................................................         $(1,621)              $1,911
                                                                                ================     =================

NOTE 5 - INCOME (LOSS) PER SHARE

     The Company reports basic and diluted income (loss) per share in accordance with Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE ("Statement No. 128"). Basic income (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options, assuming their exercise using the "treasury stock" method, and convertible preferred shares outstanding at certain subsidiaries of the Company, assuming their conversion. For the three months ended March 31, 2000, all potentially dilutive securities were excluded from the calculation of diluted loss per share as their inclusion would have been antidilutive.

                           MAXWELL TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME (LOSS) PER SHARE (CONTINUED)

     The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands, except per share amounts).

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                --------------------------------------
                                                                                       2000                 1999
                                                                                ----------------     -----------------
Basic:
   Income (loss) from continuing operations................................          $(1,428)             $1,661
   Income (loss) from discontinued operations..............................              (63)                275
                                                                                ----------------     -----------------
   Net income (loss).......................................................          $(1,491)             $1,936
                                                                                ----------------     -----------------

Weighted average shares....................................................            9,727               9,500
                                                                                ================     =================

Basic income (loss) per share:
   Income (loss) from continuing operations................................          $ (0.15)            $  0.17
   Income (loss) from discontinued operations..............................               --                0.03
                                                                                ----------------     -----------------
   Basic income (loss) per share...........................................          $ (0.15)            $  0.20
                                                                                ================     =================

Diluted:
   Income (loss) from continuing operations................................          $(1,428)             $1,661
   Effect of dilutive securities of majority-owned subsidiaries............               --                 (24)
                                                                                ----------------     -----------------
   Income (loss) from continuing operations available to common shareholders,
     as adjusted...........................................................           (1,428)              1,637
   Income (loss) from discontinued operations..............................              (63)                275
                                                                                ----------------     -----------------
   Net income (loss), as adjusted..........................................          $(1,491)             $1,912
                                                                                ================     =================

Weighted average shares....................................................            9,727               9,500
Effect of dilutive stock options and other securities......................               --                 453
                                                                                ----------------     -----------------
Weighted average shares, as adjusted.......................................            9,727               9,953
                                                                                ================     =================

Diluted income (loss) per share:
   Income (loss) from continuing operations................................         $  (0.15)            $  0.16
   Income (loss) from discontinued operations..............................               --                0.03
                                                                                ----------------     -----------------
   Diluted income (loss) per share.........................................         $  (0.15)            $  0.19
                                                                                ================     =================

NOTE 6 - BUSINESS SEGMENTS

     Maxwell evaluates the performance of its business segments and allocates resources based on a measure of segment operating profit (loss), excluding restructuring, acquisition and other charges. Maxwell does not evaluate segment performance on amounts provided for restructuring, acquisition and other charges, or on items of income or expense below operating profit
(loss). Accordingly, such items are not segregated by operating segment.

                           MAXWELL TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - BUSINESS SEGMENTS (CONTINUED)

     The following table sets forth sales and operating income (loss) data for each of the Company's four business segments as defined by the Company under the guidelines of Financial Accounting Standards Board Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (in thousands).

                                                                                  THREE MONTHS ENDED
                                                                  ---------------------------------------------------
                                                                    MARCH 31,        DECEMBER 31,        MARCH 31,
                                                                       2000              1999              1999
                                                                  ---------------   ---------------    --------------
Sales:
   Power and Computing Systems................................       $17,486           $ 15,311           $16,138
   Electronic Components......................................         7,332              5,304             7,620
   Government Systems.........................................        10,755             10,372            10,828
   Sterilization and Purification Systems.....................           356                422             2,235
                                                                  ---------------   ---------------    --------------
     Consolidated total.......................................       $35,929           $ 31,409           $36,821
                                                                  ===============   ===============    ==============

Operating profit (loss):
   Power and Computing Systems................................     $     997         $     (489)        $     640
   Electronic Components......................................        (1,560)            (3,379)             (336)
   Government Systems.........................................           889               (242)            1,824
   Sterilization and Purification Systems.....................        (1,150)            (2,220)              502
                                                                  ---------------   ---------------    --------------
     Total segment operating profit (loss)....................          (824)            (6,330)            2,630
   Corporate expenses, including total
     restructuring, acquisition and other charges.............        (1,705)            (6,165)           (1,037)
                                                                  ---------------   ---------------    --------------
     Consolidated total.......................................       $(2,529)          $(12,495)         $  1,593
                                                                  ===============   ===============    ==============

NOTE 7 - RESTRUCTURING AND OTHER RELATED CHARGES

     In connection with the Restructuring Plan, the Company has undertaken various actions to reduce the cost structure of the Company. As a result, the Company recorded restructuring and other related charges in the three months ended March 31, 2000 and December 31, 1999 of approximately $0.5 million and $5.0 million, respectively. Such charges were determined in accordance with Staff Accounting Bulletin No. 100, RESTRUCTURING AND IMPAIRMENT CHARGES, and Emerging Issues Tax Force No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). These charges include severance costs related to a reduction in work force, the closure and combination of certain facilities, and the write-off of certain non-performing operating assets. The Company expects to record additional restructuring-related charges over the next two fiscal quarters as the Company completes its Restructuring Plan and finalizes the consolidation and integration of its operations and related facilities.

                           MAXWELL TECHNOLOGIES, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RESTRUCTURING AND OTHER RELATED CHARGES (CONTINUED)

     The following table summarizes the restructuring and other related charges recorded by the Company in connection with the Restructuring Plan (in thousands).

                                                                                     THREE MONTHS ENDED
                                                                        ---------------------------------------------
                                                                          MARCH 31, 2000         DECEMBER 31, 1999
                                                                        -------------------    ----------------------
Write-down of abandoned operating assets and impaired assets.......             $226                    $3,557
Severance costs for involuntary employee terminations..............              174                       756
Costs to exit certain contractual and lease obligations............               85                       590
Estimated moving costs related to consolidation of facilities......               38                        50
                                                                        -------------------    ----------------------
                                                                                $523                    $4,953
                                                                        ===================    ======================

     Of the total restructuring and other related charges, $0.5 million and $0.9 million are included in accrued liabilities at March 31, 2000 and December 31, 1999, respectively.

NOTE 8 - DISCONTINUED OPERATIONS

     In November 1999, the Company adopted a plan to divest its high voltage wound film capacitors, high voltage power supplies, time card and job cost accounting software and glass-to-metal seals businesses. On February 29, 2000, the Company sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date. In addition, the buyer assumed certain liabilities of the businesses, including a long-term lease for the facility the businesses occupy, which extends through 2006 with annual rent of approximately $0.5 million. In December 1999, the Company recorded certain provisions for estimated losses on the sale of the discontinued businesses. In the three months ended March 31, 2000, such provisions were reduced by $316,000, net of tax, to reflect revised estimates of losses to be incurred.

     Operating results of the discontinued operations are shown, net of tax, separately in the accompanying condensed consolidated statements of operations. The businesses included in discontinued operations had sales aggregating $4.6 million, $6.4 million and $5.8 million for the three months ended March 31, 2000, December 31, 1999 and March 31, 1999, respectively. These amounts are not included in net sales in the accompanying condensed consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company applies industry-leading capabilities in power and computing to develop and market products and services for customers in multiple industries, including energy, satellite, defense, telecommunications, consumer electronics, medical and bioprocessing markets.

     In November 1999, the Company's Board of Directors adopted a resolution to change the Company's fiscal year to a calendar year effective January 1, 2000. The Company previously reported results on a fiscal year of August 1 through July 31. During the five-month transition period August 1 to December 31, 1999, the Company adopted a plan to restructure its operations (the "Restructuring Plan"). This Restructuring Plan (i) consolidates certain commercial business operations and improves their manufacturing and other operational capabilities,
(ii) focuses the defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories, (iii) focuses the application of PUREBRIGHT technology on bioprocessing, medical and consumer water markets, and (iv) provides for the sale of certain non-strategic business operations.

     As part of the Restructuring Plan, the Company has combined its industrial computer business and its power quality business. The Company has also combined three components businesses - POWERCACHE ultracapacitors, electromagnetic interference ("EMI") filters and other ceramic capacitor products and radiation-hardened microelectronics - into a commercial, high-reliability electronic components group. The Company has focused its defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories. Maxwell's PurePulse Technologies subsidiary will concentrate on significant opportunities in the application of PUREBRIGHT technology to pathogen inactivation in medical and bioprocessing markets and to consumer water applications. Finally, the Company initiated the sale of its businesses involving high voltage wound film capacitors, high voltage power supplies, time card and job cost accounting software and glass-to-metal seals. Results of operations for all prior fiscal periods have been restated to report these businesses as discontinued operations. On February 29, 2000, the Company sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date. In addition, the buyer assumed certain liabilities of the businesses, including a long-term lease for the facility the businesses occupy, which extends through 2006 with annual rent of approximately $0.5 million.

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

BUSINESS SEGMENTS

     In accordance with the requirements and guidelines of Statement of Financial Accounting Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("Statement No. 131"), Maxwell's operations have been classified into business segments. In connection with the Company's Restructuring Plan, the Company has integrated its businesses into new operating divisions. Accordingly, the Company has defined four new reporting segments as follows (prior period segment information has been restated to conform to the new segmentation):

- POWER AND COMPUTING SYSTEMS

         As part of its Restructuring Plan, the Company is integrating its I-Bus, Inc. and Phoenix Power Systems, Inc. subsidiaries ("I-Bus/Phoenix"). The new I-Bus/Phoenix operation expands the industrial computer product line of I-Bus, Inc. with complementary power quality products and broadens the global reach of the power quality products. As part of the Restructuring Plan, the Company is combining the San Diego operations of these two subsidiaries into a single facility in San Diego. The new San Diego facility is being designed for highly-efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

         The Company designs, manufactures and supplies standard, custom and semi-custom industrial computer modules, platforms and fully-integrated systems to original equipment manufacturers ("OEMs"), on a worldwide basis. The I-Bus/Phoenix industrial computer product line ranges from enclosures, CPU boards and backplanes to fully integrated and highly customized computer systems. This product line primarily employs passive backplane architecture, complemented by a newly-introduced CompactPCI line of products.

         The I-Bus/Phoenix power quality products consist of power distribution units, power conditioners and inverters, uninterruptible power supplies ("UPS") and other power protection products. These products are designed and engineered by the Company for customer applications primarily in the medical and telecommunications markets.

- ELECTRONIC COMPONENTS

         The Restructuring Plan organizes a high-reliability electronic components group (the "Electronic Components Group") within the Company by combining its POWERCACHE ultracapacitor business, its Sierra-KD EMI filter and ceramic capacitor business and its Space Electronics, Inc. ("SEi") high-reliability and radiation-hardened microelectronics business. These businesses each design and manufacture high-reliability electronic components based on the Company's core competencies in power and computing. During the current fiscal year, the Company will integrate the POWERCACHE ultracapacitor business and the microelectronic components business into one manufacturing site in San Diego, while the EMI filters and ceramic capacitors will continue to be manufactured at the Company's facility in Carson City, Nevada. Both facilities are being designed for highly-efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

         The Electronic Components Group is developing the POWERCACHE ultracapacitor to provide bursts of power when a rapid injection of energy is required for an application. The POWERCACHE ultracapacitor is scaleable, in that it can be manufactured in a broad range of shapes and sizes. Currently, the Company is developing ultracapacitors from sub-matchbook size to cells measuring 2" x 2" x 6", while maintaining the same high energy storage per unit volume. POWERCACHE ultracapacitors can also be linked together in modules to supply higher power for applications such as automotive and power supply systems.

         Through its Sierra-KD unit, the Electronic Components Group designs, manufactures and sells a line of ceramic capacitor filters to absorb the electromagnetic fields and signals generated by electronic devices which interfere with and disrupt the functioning of other electronic devices, including implantable medical devices such as pacemakers and defibrillators, and aerospace guidance and communications systems. These products block EMI from entering an electronic device at the opening used by, for example, power leads or sensors.

         Through its SEi unit, the Electronic Components Group designs and manufactures high reliability, radiation hardened microelectronic components and assemblies primarily for the space market, including integrated circuits and multi-chip modules designed and adapted for space flight and other high reliability applications. In the space market, SEi products are used in satellites which experience extreme environmental conditions, often in radiation-intense orbits.

- GOVERNMENT SYSTEMS

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

- STERILIZATION AND PURIFICATION SYSTEMS

         The Company's PurePulse Technologies, Inc. subsidiary ("PurePulse") applies PUREBRIGHT intense broad spectrum pulsed light technology to kill viruses and other microorganisms in water, blood plasma and other biopharmaceutical and medical products, and on medical product packaging material.

         As part of the Restructuring Plan, PurePulse will pursue PUREBRIGHT applications in the medical, biopharmaceutical and consumer water markets. Other PUREBRIGHT applications involving food and food packaging, industrial water applications and niche markets in medical packaging, as well as applications involving the COOLPURE-Registered Trademark pulsed electric field technology, will be de-emphasized and possibly sold or licensed. Maxwell intends to seek equity financing directly into PurePulse to finance its product development activities and operations.

RESULTS OF OPERATIONS

     The following discussion provides a comparison of current results of operations both to the comparable prior year three months ended March 31, 1999 and to the sequentially prior three months ended December 31, 1999. It is management's opinion that comparing current results to the December period is more meaningful than a comparison to the first quarter of 1999, due to the effects of the Company's Restructuring Plan and reduced revenue and profit contributions from licensing and strategic transactions compared to the prior year.

     The following table sets forth, for the periods indicated selected operating data for the Company, expressed as a percentage of sales:

                                                                                 THREE MONTHS ENDED
                                                               -------------------------------------------------------
                                                                  MARCH 31,          DECEMBER 31,         MARCH 31,
                                                                    2000                 1999                1999
                                                               ----------------     ----------------     -------------
Sales.....................................................           100.0%               100.0%              100.0%
Cost of sales.............................................            76.0                 82.3                65.2
                                                               ----------------     ----------------     -------------
Gross profit..............................................            24.0                 17.7                34.8
Operating expenses:
   Selling, general and administrative....................            25.0                 34.4                21.3
   Research and development...............................             4.5                  7.3                 5.1
   Restructuring, acquisition and other charges...........             1.5                 15.8                 4.0
                                                               ----------------     ----------------     -------------
   Total operating expenses...............................            31.0                 57.5                30.4
                                                               ----------------     ----------------     -------------
Operating income (loss)...................................            (7.0)               (39.8)                4.4
Interest expense..........................................            (0.2)                (0.3)               (0.2)
Interest income and other, net............................             0.1                  0.2                 1.0
                                                               ----------------     ----------------     -------------
Income (loss) before income taxes and minority interest...            (7.1)               (39.9)                5.2
Provision (credit) for income taxes.......................            (2.8)               (16.3)                0.5
Minority interest in net income (loss) of subsidiaries....            (0.3)                (1.3)                0.2
                                                               ----------------     ----------------     -------------
Income (loss) from continuing operations..................            (4.0)               (22.3)                4.5
Income (loss) from discontinued operations................            (0.1)               (13.9)                0.7
                                                               ----------------     ----------------     -------------
Net income (loss).........................................            (4.1)%              (36.2)%               5.2%
                                                               ================     ================     =============

     The following table sets forth sales, gross profit and gross profit as a percentage of sales for each of the Company's business segments for the three months ended March 31, 2000, December 31, 1999 and March 31, 1999:

                                                                                 THREE MONTHS ENDED
                                                               -------------------------------------------------------
                                                                  MARCH 31,         DECEMBER 31,          MARCH 31,
                                                                    2000                1999                1999
                                                               ----------------    ----------------     --------------
                                                                                   (IN THOUSANDS)
Power and Computing Systems:
   Sales...................................................        $17,486             $15,311               $16,138
   Gross profit............................................          5,125               4,439                 5,003
   Gross profit as a percentage of sales...................          29.3%               29.0%                 31.0%

Electronic Components:
   Sales...................................................         $7,332              $5,304                $7,620
   Gross profit (loss).....................................          1,560                (104)                2,834
   Gross profit as a percentage of sales...................          21.3%                 n/a                  37.2%

Government Systems:
   Sales...................................................        $10,755             $10,372               $10,828
   Gross profit............................................          2,172               2,197                 3,670
   Gross profit as a percentage of sales...................          20.2%               21.2%                 33.9%

Sterilization and Purification Systems:
   Sales...................................................           $356                $422                $2,235
   Gross profit (loss).....................................           (238)               (984)                1,292
   Gross profit (loss) as a percentage of sales............            n/a                 n/a                  57.8%

Consolidated
   Sales...................................................        $35,929             $31,409               $36,821
   Gross profit............................................          8,619               5,548                12,799
   Gross profit as a percentage of sales...................          24.0%               17.7%                 34.8%

SALES

     Sales for the three months ended March 31, 2000 were $35.9 million, a 2.4% decrease from $36.8 million for the same period last year. The prior year period included revenue of $2.2 million from sales of licenses and other collaborative agreements, while there was no such revenue in the current quarter. Excluding such revenue, sales of products and services increased by 3.7% to $35.9 million in the three months ended March 31, 2000 from $34.6 million in the comparable prior year period. In addition, total sales in the current quarter increased by 14.4% sequentially from total sales of $31.4 million in the three months ended December 31, 1999. Sales in each of the Company's business segments are discussed below.

     POWER AND COMPUTING SYSTEMS. In the three months ended March 31, 2000, sales in the Power and Computing Systems segment increased $1.4 million, or 8.4%, to $17.5 million from $16.1 million in the three months ended March 31, 1999. The increase in sales for the quarter is primarily attributable to increases in sales of power protection and delivery systems over the prior year. Current period sales in the Power and Computing Systems segment also increased 14.2% sequentially over sales of $15.3 million in the three months ended December 31, 1999.

     ELECTRONIC COMPONENTS. In the three months ended March 31, 2000, sales in the Electronic Components segment decreased $0.3 million, or 3.8%, to $7.3 million from $7.6 million in the three months ended March 31, 1999. This decrease primarily resulted from decreases of $0.5 million in revenue received from technology licenses and other collaborative agreements. On a sequential basis, sales in the Electronic Components segment increased 38.2% from sales of $5.3 million in the three months ended December 31, 1999.
Each business unit within the segment contributed to this increase.

     GOVERNMENT SYSTEMS. In the three months ended March 31, 2000, sales in the Government Systems segment remained level at $10.8 million compared to the three months ended March 31, 1999 and increased 3.7% sequentially from sales of $10.4 million in the three months ended December 31, 1999.

     STERILIZATION AND PURIFICATION SYSTEMS. In the three months ended March 31, 2000, sales in the Sterilization and Purification Systems segment decreased $1.9 million, or 84%, to $0.3 million from $2.2 million in the first quarter of last fiscal year. During the three months ended March 31, 1999, revenues in this business segment included $1.7 million from licensing and rights fees received from strategic partners. The revenues in the first quarter of the current fiscal year do not include any such licensing and rights fees. The Company is redefining its product strategy and market focus and, as a result, revenue contribution from license fees will not continue at historical levels.

GROSS PROFIT

     In the three months ended March 31, 2000, the Company's gross profit was $8.6 million, or 24.0% of sales, compared to $12.8 million, or 34.8% of sales, in the three months ended March 31, 1999. The March 1999 period benefited from high gross margins associated with the licensing and technology collaborations discussed above. On a sequential basis, gross profit increased $3.1 million, or 55.4%, to $8.6 million, or 24% of sales, from $5.5 million, or 17.7% of sales, in the three months ended December 31, 1999. The sequential improvement is due partly to increased sales volumes and improvements in the cost structure of certain products, partially offset by certain costs incurred in the three months ended March 31, 2000 related to training personnel in improved manufacturing processes. In addition, gross profit in the December period was negatively impacted by certain write-offs of inventories determined to be excess or obsolete. Gross profit by business segment is discussed below.

     POWER AND COMPUTING SYSTEMS. In the three months ended March 31, 2000, gross profit generated by the Power and Computing Systems segment increased by $0.1 million, or 2.4%, to $5.1 million from $5.0 million in the three months ended March 31, 1999, but decreased as a percentage of sales to 29.3% in the current period as compared to 31.0% in the prior year period. The decrease in gross profit percentage is partly due to product mix and costs incurred in the current quarter in connection with training personnel in improved manufacturing processes. On a sequential basis, gross profit as a percentage of sales increased from 29.0% in the three months ended December 31, 1999 to 29.3% in the current period.

     ELECTRONIC COMPONENTS. In the three months ended March 31, 2000, gross profit in the Electronic Components segment decreased by $1.2 million, or 45.0%, to $1.6 million from $2.8 million in the three months ended March 31, 1999. As a percentage of sales, gross profit declined to 21.3% in this year's first quarter from 37.2% in the three months ended March 31, 1999. The decrease in gross profit as a percentage of sales reflects the impact of having no current contribution from high-margin technology licenses and other collaborative agreements. In addition, the prior year first quarter benefited from high gross margins on a government contract in the segment's commercial satellite business, which was completed during the prior year. Furthermore, in its POWERCACHE ultracapacitor product line, the Company is making required infrastructure and other investments which impact gross profit at current sales volumes. Gross margins will continue to be impacted until full production volumes are reached and maintained. On a sequential basis, gross margins in the Electronic Components segment improved significantly from a gross margin loss of $0.1 million in the three months ended December 31, 1999. The sequential improvement is due partly to increased sales volumes and improvements in the cost structure of certain products, partially offset by certain costs incurred in the three months ended March 31, 2000 related to training personnel in improved manufacturing processes. In addition, the December period was negatively impacted by certain write-offs of inventories deemed excess or obsolete.

     GOVERNMENT SYSTEMS. In the three months ended March 31, 2000, gross profit in the Government Systems segment decreased $1.5 million, or 40.8%, to $2.2 million from $3.7 million in the three months ended March 31, 1999. As a percentage of sales, gross profit decreased to 20.2% in this year's first quarter from 33.9% in the three-month period ended March 31, 1999. For the three months ended December 31, 1999, gross margins in this segment were 21.2%. The gross margins in the prior year March period were higher than normal for this segment and the Company expects future gross margins to remain near the levels achieved in the current period.

     STERILIZATION AND PURIFICATION PRODUCTS. In the three months ended March 31, 2000, gross profit in the Sterilization and Purification Products segment decreased $1.5 million, or 118%, to a loss of $0.2 million from a profit of $1.3 million in the three months ended March 31, 1999. Gross profit in the three months ended March 31, 1999 benefited from high-margin revenue from grants of licenses and rights. As the Company redefines its product strategy and market focus, gross profit margins will likely continue to be negatively impacted.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     In the three months ended March 31, 2000, the Company's selling, general and administrative expenses increased $1.2 million, or 15.0%, to $9.0 million from $7.8 million in the three months ended March 31, 1999. As a percentage of total sales, selling, general and administrative expenses increased to 25.0% in this year's first quarter from 21.3% in the three months ended March 31, 1999, but decreased $1.8 million, or 16.7%, from $10.8 million, or 34.4% of sales, in the three months ended December 31, 1999. As part of its Restructuring Plan, the Company is continuing to focus on opportunities to decrease its expenses in this area.

RESEARCH AND DEVELOPMENT EXPENSES

     The Company's research and development expenses reflect internally funded research and development programs. Costs associated with United States Government and other customer funded research and development contracts are included in cost of sales. The level of internally funded research and development expenses is affected from time to time by the Company's ability to obtain customer or grant funding to support a portion of its research and product development activities. Internally funded research and development expenses were $1.6 million and $1.9 million for the three months ended March 31, 2000 and 1999, respectively. The Company expects its level of spending in research and development to increase in future periods to accelerate new product introductions.

RESTRUCTURING, ACQUISITION AND OTHER CHARGES

     In connection with the Restructuring Plan, the Company has undertaken various actions to improve the cost structure of the Company. As a result, the Company recorded restructuring and other related charges in the three months ended March 31, 2000 and December 31, 1999 of $0.5 million and $5.0 million, respectively. These charges primarily include severance costs related to a reduction in work force, the closure and combination of certain facilities and the write-off of non-performing operating assets. The Company expects to record additional restructuring-related charges over the next two fiscal quarters as the Company completes its Restructuring Plan and finalizes the consolidation and integration of its operations and related facilities.

     In the three months ended March 31, 1999, the Company recorded approximately $1.5 million of direct acquisition costs for business combinations completed during that quarter, which were accounted for using the pooling-of-interests method.

INTEREST EXPENSE

     Interest expense was $74,000 and $66,000, respectively, in the three months ended March 31, 2000 and 1999. At March 31, 2000, the Company had $5.0 million outstanding under its bank line-of-credit. The Company expects borrowings, and related interest expense, to increase as the Company completes its Restructuring Plan.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net, consisting primarily of interest income, was $45,000 and $388,000 in the three months ended March 31, 2000 and 1999, respectively. The decrease in interest income reflects lower average cash balances in the current period.

PROVISION (CREDIT) FOR INCOME TAXES

     The provision (credit) for income taxes in the current quarter reflects the Company's expected world-wide tax rate for the current fiscal year, while in the prior year's first quarter, the Company's provision for income taxes consisted primarily of taxes related to its foreign operations.

MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARIES

     Minority interest in net income (loss) of subsidiaries was $(107,000) in the three months ended March 31, 2000 and $83,000 in the three months ended March 31, 1999. The current period loss results from losses incurred by the Company's minority owned subsidiaries.

INCOME (LOSS) FROM CONTINUING OPERATIONS

     As a result of the factors mentioned above, the income (loss) from continuing operations was $(1.4) million for the three month period ended March 31, 2000, compared to $(7.0) million for the three months ended December 31, 1999, and $1.7 million for the three month period ended March 31, 1999.

DISCONTINUED OPERATIONS

     In November 1999, the Company adopted a plan to divest its high voltage wound film capacitors, high voltage power supplies, time card and job cost accounting software and glass-to-metal seals businesses. On February 29, 2000, the Company sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date. In addition, the buyer assumed certain liabilities of the businesses, including a long-term lease for the facility the businesses occupy, which extends through 2006 with annual rent of approximately $0.5 million. In December 1999, the Company recorded certain provisions for estimated losses on the sale of the discontinued businesses. In the three months ended March 31, 2000, such provisions were reduced by $316,000, net of tax, to reflect revised estimates of losses to be incurred. Total income (loss) from discontinued operations was $(63,000) in the three months ended March 31, 2000, compared to $(4.4) million for the three months ended December 31, 1999 and $0.3 million for the three months ended March 31, 1999.

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

     Cash used by operating activities in the three months ended March 31, 2000 was approximately $5.4 million as compared to $4.7 million in the three months ended March 31, 1999. In the current period, the use of cash was primarily attributable to operating losses and increases in accounts receivable. The Company's capital expenditures in the three months ended March 31, 2000 and 1999 were $1.4 million and $1.9 million, respectively, and related primarily to production and other capital assets needed to support growth in all of the Company's business units. The Company has ordered additional equipment for volume manufacturing of ultracapacitors and for manufacture of EMI filter capacitors. In addition, the Company will incur expenditures in connection with the design and construction of the new facilities for its newly-integrated commercial divisions. The Company may also consider leasing facilities or manufacturing equipment or both or may satisfy high-volume manufacturing requirements through outsourcing or under licensing arrangements with third parties. If the Company decides to internally finance construction of additional facilities, a significant amount of capital may be required. The Company will also incur cash expenditures in the current fiscal year in connection with completing its Restructuring Plan.

     The Company believes that funds on-hand, together with cash generated from operations, cash expected to be received from the divestiture of certain businesses and funds available under its bank line-of-credit, will be sufficient to finance its Restructuring Plan, its operations and its capital expenditures through the current fiscal year. In addition to addressing manufacturing requirements, the Company may also from time-to-time consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash and cash equivalents; cash flow from operations; borrowings under the existing bank line-of-credit; investments by strategic partners and additional debt or equity financings. There can be no assurance that the Company will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

     Maxwell has a bank line-of-credit of $20 million, under which the Company had borrowings of $5.0 million outstanding as of March 31, 2000.

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

SOFTWARE COMPATIBILITY WITH YEAR 2000 DATE PROCESSING

     In prior reports, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its Year 2000 Information Systems Compliance Program, including the remediation and testing of its systems and the development of a contingency plan. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes that those systems successfully responded to the Year 2000 date change. The Company incurred total costs of approximately $1.5 million through 1999 in connection with its Year 2000 Information Systems Compliance Program. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are promptly addressed.

FORWARD-LOOKING STATEMENTS

     To the extent that the above discussion goes beyond historical information and indicates results or developments which the Company plans or expects to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "believes," "plans" and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected, and such differences could be material. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. Readers are referred to item 1 of the Company's Annual Report on Form 10-K for the transition period from August 1 to December 31, 1999 for a discussion of certain of those factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not entered into or invested in any instruments that are subject to market risk.

     The Company's bank line-of-credit agreement bears interest at a rate that varies based on the LIBOR or the bank's prime rate. As of March 31, 2000, the Company has approximately $5.0 million outstanding under its bank line-of-credit.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant's 1999 Annual Meeting of Shareholders was held on January 28, 2000. At the meeting, Kenneth F. Potashner was elected as a Class I director for a term expiring at the 2002 Annual Meeting of Shareholders. Directors Carl Eibl, Mark Rossi, Jean Lavigne and Robert Guyett continue to serve as directors with terms expiring at the 2000 and 2001 Annual Meetings of Shareholders.

     In addition, the Registrant's shareholders approved an amendment to the Company's 1995 Stock Option Plan, increasing the number of shares reserved for options thereunder by 400,000 shares; approved the Company's 1999 Director Stock Option Plan and authorized 75,000 shares for options thereunder; and, approved the Company's 1999 Management Equity Ownership Program.

     The following numbers of votes were cast "for" and to "withhold authority to vote for" the election of Kenneth F. Potashner, elected as Class I director at the meeting:

         For:     7,584,450      Withhold Authority:   898,731

     The vote on the approval of the amendment to the Company's 1995 Stock Option Plan was as follows:

         For:     7,305,325      Against:   1,023,201     Abstain:     154,655

     The vote on the approval of the Company's 1999 Director Stock Option Plan was as follows:

         For:     7,260,146      Against:   1,058,980     Abstain:     164,055

     The vote on the approval of the Company's 1999 Management Equity Ownership Program was as follows:

         For:     7,583,360      Against:   561,214       Abstain:     145,001

ITEM 5.  OTHER INFORMATION
     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits
         27 - Financial Data Schedule

     (b) Reports on Form 8-K
         None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAXWELL TECHNOLOGIES, INC.



           May 12, 2000                /s/ Carlton J. Eibl
-------------------------------        -----------------------------------------
Date                                   Carlton J. Eibl, President and
                                       Chief Executive Officer



           May 12, 2000                /s/ Vickie L. Capps
-------------------------------        -----------------------------------------
Date                                   Vickie L. Capps, Vice President -
                                       Finance, Treasurer and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)