Form 10-Q
period 2000-06-30
MAXWELL TECHNOLOGIES INC
filed 2000-08-11
CIK 319815

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ---          OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended June 30, 2000


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       ---          OF THE SECURITIES EXCHANGE ACT OF 1934


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
Yes  X       No
    ---         ---

As of July 31, 2000, Registrant had only one class of common stock, of which there were 9,831,269 outstanding.

                          MAXWELL TECHNOLOGIES, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      For the quarter ended June 30, 2000


                                                                Page
                                     PART I

Item 1.     Condensed Consolidated Financial Statements           1
Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations      10
Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk                                  19



                                     PART II

Item 1.     Legal Proceedings                                    19
Item 2.     Changes in Securities and Use of Proceeds            19
Item 3.     Defaults Upon Senior Securities                      19
Item 4.     Submission of Matters to a Vote of Security Holders  19
Item 5.     Other Information                                    19
Item 6.     Exhibits and Reports on Form 8-K                     19

PART I - FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements


                         MAXWELL TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)


                                                          June 30,     December 31,
                                                            2000           1999
                                                         ----------     ----------
Assets                                                   (Unaudited)      (Note)
Current assets:
  Cash and cash equivalents                              $     --        $  4,100
  Accounts receivable, net                                 34,976          26,134
  Inventories                                              25,832          22,805
  Prepaid expenses and other current assets                 2,820             715
  Deferred income taxes                                    18,673          14,894
  Net assets of discontinued operations                     1,312           6,927
                                                         --------        --------
  Total current assets                                     83,613          75,575
Property, plant and equipment, net                         20,154          18,848
Goodwill and other non-current assets                      13,990          12,021
                                                         --------        --------
                                                         $117,757        $106,444
                                                         ========        ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities               $ 21,558        $ 14,267
  Accrued employee compensation                             6,787           5,402
  Short term borrowings                                     5,786             264
  Current portion of long-term debt                            24              24
                                                         --------        --------
      Total current liabilities                            34,155          19,957
Long-term debt, excluding current portion                     174             186
Minority interest                                           1,677           1,885
Commitments and contingencies
Stockholders' equity:
  Common stock                                                977             957
  Additional paid-in capital                               80,259          78,378
  Notes receivable from executives for
    stock purchases                                          (875)             --
  Deferred compensation                                       (39)           (117)
  Retained earnings                                         2,025           5,375
  Accumulated other comprehensive loss
      - foreign currency translation adjustments             (596)           (177)
                                                         --------        --------
                                                           81,751          84,416
                                                         --------        --------
                                                         $117,757        $106,444
                                                         ========        ========


Note: The Balance Sheet at December 31, 1999 has been derived from the audited financial statements as of that date. As discussed in Note 1, certain balances as of December 31, 1999 have been reclassified.

See notes to condensed consolidated financial statements.

                         MAXWELL TECHNOLOGIES, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)

                                                        Three Months Ended       Six Months Ended
                                                             June 30,                June 30,
                                                        ------------------      ------------------
                                                         2000        1999        2000        1999
                                                        -------    -------      -------    -------
Sales                                                   $37,501    $41,054      $74,761    $78,515
Cost of sales                                            27,872     28,845       55,694     53,312
                                                        -------    -------      -------    -------
Gross profit                                              9,629     12,209       19,067     25,203
Operating expenses:
  Selling, general and administrative                     8,851      8,799       18,097     16,872
  Research and development                                2,262      2,039        4,367      3,950
  Restructuring, acquisition and other charges            1,387         --        1,910      1,491
                                                        -------    -------      -------    -------
  Total operating expenses                               12,500     10,838       24,374     22,313
                                                        -------    -------      -------    -------
Operating income (loss)                                  (2,871)     1,371       (5,307)     2,890
Interest expense                                           (117)      (134)        (191)      (199)
Interest income and other, net                               32        102           77        489
                                                        -------    -------      -------    -------
Income (loss) before income taxes and
  minority interest                                      (2,956)     1,339       (5,421)     3,180
Provision (credit) for income taxes                      (1,182)       109       (2,168)       280
Minority interest in net income (loss)
  of subsidiaries                                           (88)       234         (195)       317
                                                        -------    -------      -------    -------
Income (loss) from continuing operations                 (1,686)       996       (3,058)     2,583
Discontinued operations, net of tax:
  Income (loss) from operations                          (1,307)     3,671       (1,742)     4,020
  Credit for adjustment of estimated loss on disposal     1,134         --        1,450         --
                                                        -------    -------      -------    -------
                                                           (173)     3,671         (292)     4,020
                                                        -------    -------      -------    -------
Net income (loss)                                       $(1,859)   $ 4,667      $(3,350)   $ 6,603
                                                        =======    =======      =======    =======

Basic net income (loss) per share:
  Income (loss) from continuing operations              $ (0.17)   $  0.10      $ (0.31)   $  0.27
  Income (loss) from discontinued operations              (0.02)      0.39        (0.03)      0.42
                                                        -------    -------      -------    -------
                                                        $ (0.19)   $  0.49      $ (0.34)   $  0.69
                                                        =======    =======      =======    =======

Diluted net income (loss) per share:
  Income (loss) from continuing operations              $ (0.17)   $  0.10      $ (0.32)   $  0.26
  Income (loss) from discontinued operations              (0.02)      0.37        (0.03)      0.41
                                                        -------    -------      -------    -------
                                                        $ (0.19)   $  0.47      $ (0.35)   $  0.67
                                                        =======    =======      =======    =======

Shares used in computing:
  Basic net income (loss) per share                       9,757      9,531        9,742      9,515
                                                        =======    =======      =======    =======

  Diluted net income (loss) per share                     9,757      9,798        9,742      9,880
                                                        =======    =======      =======    =======


See notes to condensed consolidated financial statements.

                         MAXWELL TECHNOLOGIES, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


                                                                       Six Months Ended
                                                                           June 30,
                                                                   ------------------------
                                                                     2000            1999
                                                                   --------        --------
Operating activities:
  Income (loss) from continuing operations                          $(3,058)         $2,583
  Adjustments to reconcile income (loss) from continuing
    operations to net cash used in operating activities:
      Depreciation and amortization                                   2,884           2,720
      Non-cash restructuring, acquisition and other charges             940              --
      Deferred compensation                                              78             120
      Minority interest in net income (loss) of subsidiaries           (257)            317
      Changes in operating assets and liabilities, net               (7,711)        (13,981)
                                                                   --------        --------
        Net cash used in operating activities                        (7,124)         (8,241)

Investing activities:
  Purchases of property and equipment                                (4,288)         (3,586)
  Proceeds from sale of businesses                                    3,600              --
                                                                   --------        --------
        Net cash used in investing activities                          (688)         (3,586)

Financing activities:
  Proceeds from short-term borrowings                                 7,089           1,412
  Principal payments on long-term debt and
    short-term borrowings                                            (1,579)           (118)
  Proceeds from issuance of Company and subsidiary stock                800           1,100
  Repurchase of Company and subsidiary stock                             --            (354)
                                                                   --------        --------
        Net cash provided by financing activities                     6,310           2,040

Net cash provided by (used in) discontinued operations               (2,551)            886

Effect of exchange rate changes on cash and cash equivalents            (47)            (74)
                                                                   --------        --------
Decrease in cash and cash equivalents                                (4,100)         (8,975)
Cash and cash equivalents at beginning of period                      4,100          12,811
                                                                   --------        --------
Cash and cash equivalents at end of period                         $     --          $3,836
                                                                   ========        ========

See notes to condensed consolidated financial statements.

                         MAXWELL TECHNOLOGIES, INC.
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS


Note 1 - General

  Maxwell Technologies, Inc. ("Maxwell" or the "Company") applies industry-leading capabilities in power and computing to develop and market power and computing systems, electronic components and services for customers in multiple industries, including telecommunications, e-commerce, consumer electronics, energy, transportation, space, defense, medical and bioprocessing.

  In November 1999, the Company's Board of Directors adopted a resolution to change the Company's fiscal year to a calendar year effective January 1, 2000. The Company previously reported results on a fiscal year of August 1 through July 31. In December 1999, the Company adopted a plan to restructure its operations (the Restructuring Plan"). This Restructuring Plan (i) consolidates certain commercial business operations and improves their manufacturing and other operational capabilities, (ii) focuses the defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories, (iii) focuses the application of PureBright(r) technology on bioprocessing, medical and consumer water markets, and (iv) provides for the sale of certain non-strategic business operations. The Company expects to complete the Restructuring Plan by the fourth quarter of calendar year 2000.

  The accompanying condensed consolidated financial statements have been reclassified to present the financial position and results of operations of the continuing businesses of the Company. Businesses which the Company intends to sell or discontinue, and certain businesses sold or discontinued by the Company in prior periods, have been classified as discontinued operations in the accompanying condensed consolidated financial statements. During the three months ended June 30, 2000 the Company decided to retain Tekna Seal, a supplier of glass-to-metal seals, which had previously been classified as discontinued. Tekna Seal supplies seals to the Company's PowerCache(tm) ultracapacitor business unit and to other third party customers and will be included within the Company's Electronic Components business segment. Certain amounts in the accompanying condensed consolidated financial statements for all dates and periods presented have been reclassified to present Tekna Seal as part of the Company's continuing operations.

  The accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of financial position at June 30, 2000 and the results of operations for the three months ended June 30, 2000, June 30, 1999, March 31, 2000 and December 31, 1999, and the six months ended June 30, 2000 and June 30, 1999. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the five-month period from August 1, 1999 to December 31, 1999. Interim results are not necessarily indicative of those to be expected for the full year.

  The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

                         MAXWELL TECHNOLOGIES, INC.
          NOTES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

Note 2 - Reclassification of Prior Period Financial Information

  As discussed in Note 1, during the three months ended June 30, 2000, the Company decided to retain its glass-to-metal seals business. Accordingly, previously reported financial information has been reclassified to reflect the operating results of this business in continuing operations. The reclassified unaudited statements of operations for the three months ended March 31, 2000 and 1999 and December 31, 1999 are as follows (in thousands, except per share amounts):

                                                                 Three Months Ended
                                                        ------------------------------------
                                                             March 31,            December 31,
                                                        -----------------
                                                         2000         1999            1999
                                                        -------      -------         -------

Sales                                                   $37,260      $37,461         $32,270
Cost of sales                                            27,822       24,467          26,473
                                                        -------      -------         -------
Gross profit                                              9,438       12,994           5,797
Operating expenses:
  Selling, general and administrative                     9,246        8,073          11,053
  Research and development                                2,105        1,911           2,319
  Restructuring, acquisition and other charges              523        1,491           5,373
                                                        -------      -------         -------
    Total operating expenses                             11,874       11,475          18,745
                                                        -------      -------         -------
Operating income (loss)                                  (2,436)       1,519         (12,948)
Interest expense                                            (74)         (65)            (95)
Interest income and other, net                               45          387              64
                                                        -------      -------         -------
Income (loss) before income taxes and minority interest  (2,465)       1,841         (12,979)
Provision (credit) for income taxes                        (986)         171          (5,288)
Minority interest in net income (loss) of subsidiaries     (107)          83            (410)
                                                        -------      -------         -------
    Income (loss) from continuing operations             (1,372)       1,587          (7,281)
Discontinued operations, net of tax:
  Income (loss) from operations                            (435)         349          (2,035)
  Provision (credit) for estimated loss on disposal         316           --          (2,065)
                                                        -------      -------         -------
                                                           (119)         349          (4,100)
                                                        -------      -------         -------
Net income (loss)                                       $(1,491)     $ 1,936        $(11,381)
                                                        =======      =======         =======


Basic net income (loss) per share:
  Income (loss) from continuing operations              $ (0.14)     $  0.16        $  (0.76)
  Income (loss) from discontinued operations              (0.01)        0.04           (0.43)
                                                        -------      -------         -------
                                                        $ (0.15)     $  0.20        $  (1.19)
                                                        =======      =======         =======


Diluted net income (loss) per share:
  Income (loss) from continuing operations              $ (0.14)     $  0.15        $  (0.76)
  Income (loss) from discontinued operations              (0.01)        0.04           (0.43)
                                                        -------      -------         -------
                                                        $ (0.15)     $  0.19        $  (1.19)
                                                        =======      =======         =======

                         MAXWELL TECHNOLOGIES, INC.
          NOTES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

Note 3 - Inventories

Inventories consist of the following (in thousands):

                                                       June 30,     December 31,
                                                         2000           1999
                                                        -------       -------
Finished products                                       $ 4,711       $ 2,030
Work-in-process                                           6,418         4,779
Parts and raw materials                                  14,703        15,996
                                                        -------       -------
                                                        $25,832       $22,805
                                                        =======       =======

Note 4 - Credit Agreement

  In June 2000, the Company completed an amendment to its $20 million bank line-of-credit agreement. The amendment extended the agreement through June 2001; modified certain financial covenants; adjusted the interest rate at which the Company may borrow to the bank's reference rate plus .25% or LIBOR plus 2.5%; and provided the lender with a general security interest in the personal property of the Company and its subsidiaries in the United States, excluding PurePulse Technologies, Inc. At June 30, 2000, the Company was in compliance with all covenants and conditions of the amended agreement. Outstanding borrowings under the agreement were $5.5 million at June 30, 2000, at a weighted average interest rate of 8.47%.


Note 5 - Comprehensive Income (Loss)

  The Company reports and displays comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The components of comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 were as follows (in thousands):


                                               Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                               -------------------      -------------------
                                                 2000       1999          2000       1999
                                               --------   --------      --------   --------
Net income (loss)                              $(1,859)     $4,667       $(3,350)    $6,603
Foreign currency translation adjustments          (289)        (49)         (419)       (49)
                                               --------   --------      --------   --------
Comprehensive income (loss)                    $(2,148)     $4,618       $(3,769)    $6,554
                                               ========   ========      ========   ========

Note 6 - Income (Loss) Per Share

  The Company reports basic and diluted income (loss) per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per
Share ("Statement No. 128"). Basic income (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options of the Company and certain of its subsidiaries, assuming their exercise using the "treasury stock" method, and convertible preferred shares outstanding at certain subsidiaries of the Company, assuming their conversion.

                         MAXWELL TECHNOLOGIES, INC.
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Income (Loss) Per Share (Continued)

  The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands, except per share amounts).


                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                         ------------------       ------------------
                                                          2000       1999          2000       1999
                                                         -------    -------       -------    -------
Basic:
  Income (loss) from continuing operations               $(1,686)    $  996       $(3,058)     2,583
  Income (loss) from discontinued operations                (173)     3,671          (292)     4,020
                                                         -------    -------       -------    -------
  Net income (loss)                                      $(1,859)    $4,667       $(3,350)    $6,603
                                                         =======    =======       =======    =======

Weighted average shares                                    9,757      9,531         9,742      9,515
                                                         =======    =======       =======    =======

Basic net income (loss) per share:
  Income (loss) from continuing operations               $ (0.17)    $ 0.10       $ (0.31)    $ 0.27
  Income (loss) from discontinued operations               (0.02)      0.39         (0.03)      0.42
                                                         -------    -------       -------    -------
  Basic net income (loss) per share                      $ (0.19)    $ 0.49       $ (0.34)    $ 0.69
                                                         =======    =======       =======    =======

Diluted:
  Income (loss) from continuing operations               $(1,686)    $  996       $(3,058)    $2,583
  Effect of dilutive securities of
    majority-owned subsidiaries                              (31)        --           (45)        --
                                                         -------    -------       -------    -------
  Income (loss) from continuing operations
    available to common shareholders, as adjusted         (1,717)       996        (3,103)     2,583
  Income (loss) from discontinued operations                (173)     3,671          (292)     4,020
                                                         -------    -------       -------    -------
  Net income (loss), as adjusted                         $(1,890)    $4,667       $(3,395)    $6,603
                                                         =======    =======       =======    =======

Weighted average shares                                    9,757      9,531         9,742      9,515
Effect of dilutive stock options and other securities         --        267            --        365
                                                         -------    -------       -------    -------
Weighted average shares, as adjusted                       9,757      9,798         9,742      9,880
                                                         =======    =======       =======    =======

Diluted net income (loss) per share:
  Income (loss) from continuing operations               $ (0.17)    $ 0.10       $ (0.32)    $ 0.26
  Income (loss) from discontinued operations               (0.02)      0.37         (0.03)      0.41
                                                         -------    -------       -------    -------
  Diluted net income (loss) per share                    $ (0.19)    $ 0.47       $ (0.35)    $ 0.67
                                                         =======    =======       =======    =======

Note 7 - Business Segments

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

Note 7 - Business Segments (Continued)

  The following table sets forth sales and operating income (loss) data for each of the Company's four business segments as defined by the Company under the guidelines of Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (in thousands).



                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                         ------------------       ------------------
                                                          2000       1999          2000       1999
                                                         -------    -------       -------    -------
Sales:
  Power and Computing Systems                            $17,368    $20,862       $34,854    $37,000
  Electronic Components                                    9,717      7,801        18,380     16,061
  Government Systems                                      10,021     11,071        20,776     21,899
  Sterilization and Purification Systems                     395      1,320           751      3,555
                                                         -------    -------       -------    -------
    Consolidated total                                   $37,501    $41,054       $74,761    $78,515
                                                         =======    =======       =======    =======

Operating profit (loss):
  Power and Computing Systems                            $   853    $ 2,321       $ 1,850    $ 2,961
  Electronic Components                                     (953)    (1,685)       (2,420)    (2,095)
  Government Systems                                         829      1,515         1,718      3,339
  Sterilization and Purification Systems                    (903)      (785)       (2,053)      (283)
                                                         -------    -------       -------    -------
    Total segment operating profit (loss)                   (174)     1,366          (905)     3,922
  Corporate expenses, including total
    restructuring, acquisition and other charges          (2,697)         5        (4,402)    (1,032)
                                                         -------    -------       -------    -------
      Consolidated total                                 $(2,871)   $ 1,371       $(5,307)   $ 2,890
                                                         =======    =======       =======    =======

Note 8 - Restructuring and Other Related Charges

  In connection with the Restructuring Plan, the Company has undertaken various actions to reduce the cost structure of the Company. As a result, the Company recorded restructuring and other related charges in the six months ended
June 30, 2000 of approximately $1.9 million, including $1.4 million in the second quarter. Such charges were determined in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). These charges include severance costs related to a reduction in workforce, the closure and combination of certain facilities, and the write-off of certain non-performing operating assets.
The Company expects to record additional restructuring-related charges as the Company completes its Restructuring Plan and finalizes the consolidation and integration of its operations and related facilities.

                         MAXWELL TECHNOLOGIES, INC.
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Restructuring and Other Related Charges (Continued)

  The following table summarizes the restructuring and other related Charges recorded by the Company in connection with the Restructuring Plan (in thousands).


                                                            Three Months Ended       Six Months Ended
                                                              June 30, 2000           June 30, 2000
                                                            ------------------       ----------------
Write-down of abandoned operating assets and
  impaired assets                                                $  714                  $  940
Severance costs for involuntary employee terminations               145                     319
Costs to exit certain contractual and lease obligations             189                     274
Estimated moving costs related to consolidation of
  facilities                                                        339                     377
                                                                -------                 -------
                                                                 $1,387                  $1,910
                                                                =======                 =======

  Of the total restructuring and other related charges, $0.9 million is included in accrued liabilities at both June 30, 2000 and December 31, 1999.


Note 9 - Discontinued Operations

  In November 1999, the Company adopted a plan to divest its high voltage wound film capacitors, high voltage power supplies, time card and job cost accounting software and glass-to-metal seals businesses. As a result, in December 1999, the Company recorded certain provisions for estimated losses on the sale of the discontinued businesses. In the first quarter of this year, the Company sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date. In addition, the buyer assumed certain liabilities of the businesses, including a long-term lease for the facility the businesses occupied, which extended through 2006 with annual rent of approximately $0.5 million. As discussed in Note 1, in the second quarter of this year, the Company decided to retain its glass-to-metal seals business.
In the three and six months ended June 30, 2000, provisions for estimated losses on the sale of the discontinued businesses were reduced by $1.1 million and $1.4 million, respectively, net of tax, to reflect revised estimates of losses to be incurred upon disposition.

  Operating results of the discontinued operations are shown, net of tax, separately in the accompanying condensed consolidated statements of operations. The businesses included in discontinued operations had sales aggregating
$0.2 million and $8.5 million for the three months ended June 30, 2000 and June 30, 1999, and $3.6 and $13.7 million for the six months ended
June 30, 2000 and June 30, 1999, respectively. These amounts are not included in net sales in the accompanying condensed consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Maxwell Technologies, Inc. ("Maxwell" or the "Company") applies industry-leading capabilities in power and computing to develop and market power and computing systems, electronic components and services for customers in multiple industries, including telecommunications, e-commerce, consumer electronics, energy, transportation, space, defense, medical and bioprocessing.

  In November 1999, the Company's Board of Directors adopted a resolution to change the Company's fiscal year to a calendar year effective January 1, 2000. The Company previously reported results on a fiscal year of August 1 through July 31. In December 1999, the Company adopted a plan to restructure its operations (the "Restructuring Plan"). This Restructuring Plan
(i) consolidates certain commercial business operations and improves their manufacturing and other operational capabilities, (ii) focuses the defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories, (iii) focuses the application of PureBright technology on bioprocessing, medical and consumer water markets, and (iv) provides for the sale of certain non-strategic business operations.

  The Restructuring Plan intends to make Maxwell a product-driven, profitable, high-growth company beginning with the fourth quarter of calendar year 2000. Since January 2000, the Restructuring Plan has included activities such as laying out new factories, recruiting additional talent into the Company, training personnel in demand flow manufacturing processes, and improving other aspects of operations, information management and financial controls. The Company has experienced a high level of change and has made significant progress since the beginning of the year in achieving the objectives of the Restructuring Plan on schedule.

  As part of the Restructuring Plan, the Company has combined its industrial computer business and its power quality business. The Company has also combined three components businesses - PowerCache ultracapacitors, electromagnetic interference ("EMI") filters and other ceramic capacitor products and radiation-hardened microelectronics - into a commercial, high-reliability electronic components group. The Company has focused its defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories. Maxwell's PurePulse Technologies subsidiary will concentrate on significant opportunities in the application of PureBright technology to pathogen inactivation in medical and bioprocessing markets and to consumer water applications. Finally, the Company initiated the sale of its businesses involving high voltage wound film capacitors, high voltage power supplies, time card and job cost accounting software and glass-to-metal seals. On February 29, 2000, the Company sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date. In addition, the buyer assumed certain liabilities of the businesses, including a long-term lease for the facility the businesses occupied, which extended through 2006 with annual rent of approximately $0.5 million. During the three months ended June 30, 2000 the Company decided to retain
Tekna Seal, its glass-to-metal seals business, which had previously been classified as discontinued. Tekna Seal supplies seals to the Company's PowerCache ultracapacitor business unit and to other third party customers and will be included within the Company's Electronic Components business segment.

  The Company generates revenue from the sale of commercial products and from performing contract research and other projects for the United States government and other customers. From time to time, the Company also generates revenue from licensing technology and other rights to strategic partners.
Sales and marketing for the Company's products in the United States, and for industrial computers in Europe, are handled directly by the Company.
Elsewhere, the Company utilizes sales representatives and distributors to assist in the marketing of its products. The Company conducts marketing programs intended to position and promote its products and services, including trade shows, seminars, advertising, public relations, distribution of product literature and web sites on the internet. The Company's ability to maintain and grow its sales depends on a variety of factors including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution, customer service and support. The Company's sales growth also depends on its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

  The Company's operating expenses are substantially impacted by selling, general and administrative activities and by research and development activities. Selling expenses are primarily driven by (1) sales volume, with respect to sales force expenses and commission expenses; (2) the extent of market research activities for new product design efforts; (3) advertising and trade show activities, and (4) the number of new products launched in the period. General and administrative expenses primarily include costs associated with the Company's administrative employees, facilities and functions. The Company incurs expenses in foreign countries primarily in the functional currencies of such locations. As a result of the Company's international operations, the United States dollar amount of its revenue and expenses is impacted by changes in foreign currency exchange rates.

Business Segments

  In accordance with the requirements and guidelines of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information ("Statement No. 131"), Maxwell's operations have been classified into business segments. In connection with the Company's Restructuring Plan, the Company has integrated its businesses into new operating divisions. Accordingly, the Company has defined four new reporting segments as follows (prior period segment information has been restated to conform to the new segmentation):

*  Power and Computing Systems

      As part of its Restructuring Plan, the Company has integrated its I-Bus, Inc. and Phoenix Power Systems, Inc. subsidiaries ("I-Bus/Phoenix").
      The new I-Bus/Phoenix operation expands the industrial computer product line of I-Bus, Inc. with complementary power quality products and broadens the global reach of the power quality products. As part of the Restructuring Plan, the Company is combining the San Diego operations of these two subsidiaries into a single facility in San Diego. The new San Diego facility is being designed for highly-efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

      The Company designs, manufactures and supplies standard, custom and semi-custom industrial computer modules, platforms and fully-integrated systems to original equipment manufacturers ("OEMs"), on a worldwide basis. The I-Bus/Phoenix industrial computer product line ranges from enclosures, CPU boards and backplanes to fully-integrated and highly-customized computer systems. This product line primarily employs passive backplane architecture, complemented by a newly-introduced CompactPCI line of products.

      The I-Bus/Phoenix power quality products consist of power distribution units, power conditioners and inverters, uninterruptible power supplies ("UPS") and other power protection products. These products are designed and engineered by the Company for customer applications primarily in the medical and telecommunications markets.

*  Electronic Components

      The Restructuring Plan organizes a high-reliability electronic components group (the "Electronic Components Group") within the Company by combining its PowerCache ultracapacitor business, its Sierra-KD EMI filter and ceramic capacitor business, its Tekna Seal glass-to-metal seal business, and its Space Electronics, Inc. high-reliability and radiation-hardened microelectronics business. These businesses each design and manufacture high-reliability electronic components based on the Company's core competencies in power and computing. During the current fiscal year, the Company will integrate the PowerCache ultracapacitor business and the microelectronic components business into one manufacturing site in San Diego, while the EMI filters and ceramic capacitors will continue to be manufactured at the Company's facility in Carson City, Nevada. Both facilities are being designed for highly-efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

      The Electronic Components Group designs, manufactures and sells the following high-reliability electronic components based on the Company's core competencies in power and computing:

	PowerCache Ultracapacitors: PowerCache ultracapacitors provide bursts of power when a rapid injection of energy is required for an application. The PowerCache ultracapacitor is scaleable, in that it can be manufactured in a broad range of shapes and sizes. Currently, the Company is developing ultracapacitors from sub-matchbook size to cells measuring 2" x 2" x 6", while maintaining the same high energy storage per unit volume.
      PowerCache ultracapacitors can also be linked together in modules to supply higher power for applications such as automotive and power supply systems.

      EMI Filters: Ceramic capacitor filters absorb the electromagnetic fields and signals generated by electronic devices which interfere with and disrupt the functioning of other electronic devices, including implantable medical devices such as pacemakers and defibrillators, and aerospace guidance and communications systems. These products block EMI from entering an electronic device at the opening used by, for example, power leads or sensors.

      Radiation-Hardened Microelectronics: Radiation-hardened microelectronic components and assemblies primarily for the space market, including integrated circuits and multi-chip modules are designed and adapted for space flight and other high-reliability applications. In the space market, these products are used in satellites which experience extreme environmental conditions, often in radiation-intense orbits.

      Glass-to-Metal Seals: Hermetic glass-to-metal seals are designed and manufactured for industrial and automotive applications.

*  Government Systems

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

*  Sterilization and Purification Systems

      The Company's PurePulse Technologies, Inc. subsidiary ("PurePulse") applies PureBright intense broad spectrum pulsed light technology to kill viruses and other microorganisms in water, blood plasma and other biopharmaceutical and medical products, and on medical product packaging material.

      As part of the Restructuring Plan, PurePulse will pursue PureBright applications in the medical, biopharmaceutical and consumer water markets. Other PureBright applications involving food and food packaging, industrial water applications and niche markets in medical packaging, as well as applications involving the CoolPure(r) pulsed electric field technology, will be de-emphasized and possibly sold or licensed.

Results of Operations

  The following discussion provides a comparison of current results of operations for the three and six months ended June 30, 2000 to the comparable three and six months ended June 30, 1999, and to the sequentially prior quarters for the three months ended March 31, 2000 and December 31, 1999.

  The following table sets forth, for the periods indicated, selected operating data for the Company, expressed as a percentage of sales.


                                                      Three Months Ended                    Six Months Ended
                                          June 30,   March 31,  December 31,  June 30,          June 30,
                                           2000        1999        2000        1999         2000         1999
                                          -------     -------     -------     -------      -------      -------
Sales                                      100.0%      100.0%      100.0%      100.0%       100.0%       100.0%
Cost of sales                               74.3        74.7        82.0        70.3         74.5         67.9
                                          -------     -------     -------     -------      -------      -------
Gross profit                                25.7        25.3        18.0        29.7         25.5         32.1
Operating expenses:
  Selling, general and administrative       23.6        24.8        34.3        21.4         24.2         21.5
  Research and development                   6.0         5.6         7.2         5.0          5.8          5.0
  Restructuring, acquisition
    and other charges                        3.7         1.4        16.6          --          2.6          1.9
                                          -------     -------     -------     -------      -------      -------
  Total operating expenses                  33.3        31.8        58.1        26.4         32.6         28.4
                                          -------     -------     -------     -------      -------      -------
Operating income (loss)                     (7.6)       (6.5)      (40.1)        3.3         (7.1)         3.7
Interest expense                            (0.3)       (0.2)       (0.3)       (0.3)        (0.3)        (0.3)
Interest income and other, net                --         0.1         0.2         0.2          0.1          0.6
                                          -------     -------     -------     -------      -------      -------
Income (loss) before income taxes
  and minority interest                     (7.9)       (6.6)      (40.2)        3.2         (7.3)         4.0
Provision (credit) for income taxes         (3.2)       (2.6)      (16.4)        0.2         (2.9)         0.3
Minority interest in net income
  (loss) of subsidiaries                    (0.2)       (0.3)       (1.2)        0.6         (0.3)         0.4
                                          -------     -------     -------     -------      -------      -------
Income (loss) from continuing operations    (4.5)       (3.7)      (22.6)        2.4         (4.1)         3.3
Income (loss) from discontinued
  operations                                (0.5)       (0.3)      (12.7)        9.0         (0.4)         5.1
                                          -------     -------     -------     -------      -------      -------
Net income (loss)                           (5.0)%      (4.0)%     (35.3)%      11.4%        (4.5)%        8.4%
                                          =======     =======     =======     =======      =======      =======



  The following table sets forth sales, gross profit and gross profit as a percentage of sales for each of the Company's business segments.


                                                      Three Months Ended                    Six Months Ended
                                          June 30,   March 31,  December 31,  June 30,          June 30,
                                           2000        1999        2000        1999         2000         1999
                                          -------     -------     -------     -------      -------      -------
Power and Computing Systems:
  Sales                                   $17,368     $17,486     $15,311     $20,862      $34,854      $37,000
  Gross profit                              4,663       5,125       4,439       6,706        9,788       11,709
  Gross profit as a percentage of sales     26.8%       29.3%       29.0%       32.1%        28.1%        31.6%

Electronic Components:
  Sales                                   $ 9,717     $ 8,663     $ 6,165     $ 7,801      $18,380      $16,061
  Gross profit                              2,976       2,379         145       2,023        5,355        5,052
  Gross profit as a percentage of sales     30.6%       27.5%        2.4%       25.9%        29.1%        31.5%

Government Systems:
  Sales                                   $10,021     $10,755     $10,372     $11,071      $20,776      $21,899
  Gross profit                              2,196       2,172       2,197       3,096        4,368        6,766
  Gross profit as a percentage of sales     21.9%       20.2%       21.2%       28.0%        21.0%        30.9%

Sterilization and Purification Systems:
  Sales                                   $   395     $   356     $   422     $ 1,320      $   751      $ 3,555
  Gross profit (loss)                        (206)       (238)       (984)        384         (444)       1,676
  Gross profit (loss) as a
    percentage of sales                       n/a         n/a         n/a       29.1%          n/a        47.1%

Consolidated:
  Sales                                   $37,501     $37,260     $32,270     $41,054      $74,761      $78,515
  Gross profit                              9,629       9,438       5,797      12,209       19,067       25,203
  Gross profit as a percentage of sales     25.7%       25.3%       18.0%       29.7%        25.5%        32.1%


Sales

  Sales for the three months ended June 30, 2000 were $37.5 million, an 8.7% decrease from $41.1 million for the same period last year. For the six months ended June 30, 2000, sales were $74.8 million, as compared to $78.5 million in the comparable six-month period of the prior year. The prior year included revenue of $0.8 million in the second quarter and $3.0 million in the first six months from sales of licenses and other collaborative agreements, while there was no such revenue in the current periods. Excluding such revenue, second quarter sales of products and services decreased by 6.7% to $37.5 million from $40.3 million in the prior year, however sales in the first six months decreased less than 1% from the comparative period. In addition, total sales in the second quarter increased 0.6% and 16.2% sequentially from total sales of $37.3 million and $32.3 million in the three months ended March 31, 2000 and December 31, 1999, respectively. Sales in each of the Company's business segments are discussed below.

  Power and Computing Systems. In the three months ended June 30, 2000, sales in the Power and Computing Systems segment decreased $3.5 million, or 16.7 %, to $17.4 million from $20.9 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, sales in this segment decreased $2.1 million, or 5.8%, to $34.9 million from $37.0 million in the comparable six-month period of the prior year. The decrease in revenues in the three and six-month periods is primarily attributable to a decline in revenues from the Company's programs with Siemens ElectroCom L.P. and the United States Postal Service, which are nearing completion. Such sales decreases in both the three and six-month periods were partially offset by increases in sales of power protection and delivery systems over the comparable prior year periods. Second quarter sales in the Power and Computing Systems segment decreased by $0.1 million, or less than 1%, and increased by $2.1 million, or 13.4%, sequentially over the three months ended March 31, 2000 and December 31, 1999, respectively.

  Electronic Components. In the three months ended June 30, 2000, sales in the Electronic Components segment increased $1.9 million, or 24.6 %, to $9.7 million from $7.8 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, sales in this segment increased $2.3 million, or 14.4%, to $18.4 million from $16.1 million in the comparable six-month period of the prior year. The increase in both the three-month and six-month periods is primarily attributable to increased sales of radiation-hardened microelectronics. Increased sales in the Company's glass-to-metal seals business also contributed to improved sales in the three and six months ended
June 30, 2000. The above increases were partially offset by decreases in revenue received from technology licenses and other collaborative agreements of $0.2 million and $0.8 million in the three and six-months ended June 30, 2000, respectively. Second quarter sales in the Electronic Components segment increased by $1.1 million, or 12.2%, and $3.6 million, or 57.6% sequentially over the three months ended March 31, 2000 and December 31, 1999, respectively. Each business unit within the segment contributed to these increases.

  Government Systems. In the three months ended June 30, 2000, sales in the Government Systems segment decreased $1.1 million, or 9.5 %, to $10.0 million from $11.1 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, sales in this segment also decreased $1.1 million, or 5.1%, to $20.8 million from $21.9 million in the comparable six-month period of the prior year. Second quarter sales in the Government Systems segment decreased by $0.8 million, or 6.8%, and $0.4 million, or 3.4%, sequentially over the three months ended March 31, 2000 and December 31, 1999, respectively. The decrease in revenues is primarily attributable to the wind-down or completion of several Government programs. The Company has won follow-on or replacement contracts for several of these programs, however work under the new programs is still ramping up. These and other contracts with the Department of Defense are subject to such increases and decreases, as well as periodic Government funding provisions.

  Sterilization and Purification Systems. In the three months ended June 30, 2000, sales in the Sterilization and Purification Systems segment decreased
$0.9 million, or 70.0%, to $0.4 million from $1.3 million in the second quarter of last year. For the six months ended June 30, 2000, sales in this segment decreased $2.8 million, or 78.9%, to $0.8 million from $3.6 million in the first six months of the prior year. During the three and six months ended June 30, 1999, revenues in this business segment included $0.6 million and $2.2 million, respectively, from licensing and rights fees received from strategic partners. The revenues in the current fiscal year do not include any such licensing and rights fees. The Company is redefining its product strategy and market focus and, as a result, revenue contribution from license fees will not continue at historical levels.

Gross Profit

  In the three months ended June 30, 2000, the Company's gross profit was $9.6 million, or 25.7% of sales, compared to $12.2 million, or 29.7% of sales in the three months ended June 30, 1999. In the six months ended June 30, 2000, the Company's gross profit was $19.1 million, or 25.5% of sales, as compared to $25.2 million, or 32.1% of sales in the six months ended June 30, 1999. The three and six months ended June 30, 1999 benefited from high gross margins associated with the licensing and technology collaborations discussed above. On a sequential basis, quarterly gross profit in June 2000 increased $0.2 million, or 2.0%, to $9.6 million, or 25.7% of sales, from $9.4 million, or 25.3% of sales for the three months ended March 31, 2000. In addition, gross profit increased by $3.8 million, or 66.1%, from the $5.8 million earned in the three months ended December 31, 1999. The sequential improvement is due partly to increased sales volumes and improvements in the cost structure of certain products, partially offset by certain costs incurred in the three and six-month periods related to training personnel in improved manufacturing processes. The three-month period ended December 31, 1999 was also negatively impacted by certain write-offs of inventories determined to be excess or obsolete. Gross profit by business segment is discussed below.

  Power and Computing Systems. In the three months ended June 30, 2000, gross profit generated by the Power and Computing Systems segment decreased by $2.0 million, or 30.5%, to $4.7 million from $6.7 million in the three months ended June 30, 1999. In the six months ended June 30, 2000, gross profit decreased $1.9 million, or 16.4%, to $9.8 million from $11.7 million in the six months ended June 30, 1999. As a percentage of sales, gross profit decreased to 26.8% and 28.1% in the three and six-months periods of the current year, as compared to 32.1% and 31.6% in the respective periods of the prior year. The decrease in gross profit is primarily attributable to changes in product mix to include a higher content of lower-margin power protection and delivery systems and costs incurred in the current year in connection with training personnel in improved manufacturing processes.

  Electronic Components. In the three months ended June 30, 2000, gross profit in the Electronic Components segment increased by $1.0 million, or 47.1%, to $3.0 million from $2.0 million in the three months ended June 30, 1999. As a percentage of sales, gross profit improved to 30.6% in the current quarter from 25.9% in the three months ended June 30, 1999. The increase in gross profit for the current quarter is the result of increased sales volume and an improved cost structure, primarily in the segment's PowerCache operation. The increase in gross profit as a percentage of sales reflects the impact of the process and cost improvements in the PowerCache business. In its PowerCache ultracapacitor product line, the Company continues to make required infrastructure and other investments which impact gross profit at current sales volumes. Although gross margins have improved in the PowerCache business, such margins continue to reduce the overall gross margins for the Electronic Components segment. Gross margins will continue to be negatively impacted until full production volumes are reached and maintained. In the six months ended June 30, 2000, gross margin increased to $5.4 million from $5.1 million in the six months ended June 30, 1999. As a percentage of sales, gross profit decreased in the six-month period to 29.1% from 31.5%. Excluding the impact of a contribution from high-margin technology licenses and other collaborative agreements received in the prior year, gross profit as a percentage of sales increased by 1.0%. On a sequential basis, gross profit in the Electronic Components segment continues to improve from $2.4 million and $0.1 million in the three months ended March 31, 2000 and December 31, 1999, respectively. The sequential improvement is due partly to increased sales volumes and improvements in the cost structure of certain product lines, partially offset by certain costs incurred in each quarter of the current year related to training personnel in improved manufacturing processes. In addition, the three-month period ended December 31, 1999 was negatively impacted by certain write-offs of inventories deemed excess or obsolete.

  Government Systems. In the three months ended June 30, 2000, gross profit in the Government Systems segment decreased $0.9 million, or 29.1%, to $2.2 million from $3.1 million in the three months ended June 30, 1999. As a percentage of sales, gross profit decreased to 21.9% from 28.0% in the three-month period ended June 30, 1999. In the six months ended June 30, 2000, gross profit decreased $2.4 million, or 35.4%, to $4.4 million from $6.8 million in the comparable period of the prior year. The gross margin decrease is partially attributable to the decrease in sales. In addition, the gross margins in the prior year were much higher than normal for this segment as a result of the recovery of certain cost overruns and other expenses incurred in prior years. On a sequential basis, gross margins have remained constant at $2.2 million for the three-month periods ended March 31, 2000 and December 31, 1999. As a percentage of sales, gross margins were 20.2% and 21.2% for the three-month periods ended March 31, 2000 and December 31, 1999, respectively. The Company expects future gross margins to remain near the levels achieved over the last three quarters.

  Sterilization and Purification Products.  In the three months ended
June 30, 2000, gross profit in the Sterilization and Purification Products segment decreased $0.6 million, or 154%, to a loss of $0.2 million from a profit of $0.4 million in the three months ended June 30, 1999. For the six months ended June 30, 2000, gross profit decreased $2.1 million, or 126% to a loss of $0.4 million from $1.7 million in the prior year. Gross profit in both the three and six-months ended June 30, 1999 benefited from high-margin revenue from grants of licenses and rights, which the Company did not receive in the current year. As the Company redefines its product strategy and market focus, gross profit margins will likely continue to be negatively impacted.

Selling, General and Administrative Expenses

  In the three months ended June 30, 2000, the Company's selling, general and administrative expenses increased $0.1 million, or 0.6%, to $8.9 million from $8.8 million in the three months ended June 30, 1999. As a percentage of total sales, selling, general and administrative expenses increased to 23.6% in the three months ended June 30, 2000, from 21.4% in the three months ended
June 30, 1999. In the six months ended June 30, 2000, the Company's selling, general and administrative expenses increased $1.2 million, or 7.3%, to $18.1 million from $16.9 million in the six months ended June 30, 1999. As a percentage of total sales, selling, general and administrative expenses increased to 24.2% in this year's first six months from 21.5% in the six months ended June 30, 1999. On a sequential basis, selling, general and administrative expenses in the quarter ended June 2000 decreased as compared to the $9.2 million, or 24.8% of sales, and $11.1 million, or 34.3% of sales, incurred in the three month periods ended March 31, 2000 and December 31, 1999, respectively. As part of its Restructuring Plan, the Company is continuing to focus on opportunities to decrease its expenses in these areas.

Research and Development Expenses

  The Company's research and development expenses reflect internally funded research and development programs. Costs associated with United States Government and other customer funded research and development contracts are included in cost of sales. The level of internally funded research and development expenses is affected from time to time by the Company's ability to obtain customer or grant funding to support a portion of its research and product development activities. Internally funded research and development expenses were $2.3 million and $4.4 million for the three and six months ended June 30, 2000, as compared to $2.0 million and $4.0 million in the three and six months ended June 30, 1999. The Company expects its level of spending in research and development to increase in future periods to accelerate new product introductions.

Restructuring, Acquisition and Other Charges

  In connection with the Restructuring Plan, the Company has undertaken various actions to improve the cost structure of the Company. As a result, the Company recorded restructuring and other related charges in the three months ended
June 30, 2000, March 31, 2000 and December 31, 1999 of $1.4 million,
$0.5 million and $5.4 million, respectively. These charges primarily include severance costs related to a reduction in work force, the closure and combination of certain facilities and the write-off of non-performing operating assets. The Company expects to record additional restructuring-related charges as the Company completes its Restructuring Plan and finalizes the consolidation and integration of its operations and related facilities.

  In the six months ended June 30, 1999, the Company recorded approximately $1.5 million of direct acquisition costs for business combinations completed during the first quarter of 1999, which were accounted for using the pooling-of-interests method.

Interest Expense

  Interest expense remained level at $0.1 million in the three months ended June 2000 and 1999 and remained level at $0.2 million for six months ended June 30, 2000 and 1999. At June 30, 2000, the Company had $5.5 million outstanding under its bank line-of-credit. The Company expects borrowings, and related interest expense, to increase as the Company completes its Restructuring Plan.

Interest Income and Other, Net

  Interest income and other, net, consisting primarily of interest income, was $32,000 and $102,000 in the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, interest income and other, net, was $77,000 and $489,000, respectively. The decrease in interest income reflects lower average cash balances in the three and six months ended June 30, 2000.

Provision (Credit) for Income Taxes

  The provision (credit) for income taxes in the current quarter reflects the Company's expected world-wide tax rate for the current fiscal year, while in the prior year's second quarter, the Company's provision for income taxes consisted primarily of taxes related to its foreign operations.

Minority Interest in Net Income (Loss) of Subsidiaries

  Minority interest in net income (loss) of subsidiaries was $(88,000) in the three months ended June 30, 2000 and $234,000 in the three months ended June 30, 1999. In the six months ended June 30, 2000 and 1999, minority interest in net income (loss) of subsidiaries was $(195,000) and $317,000, respectively. The current period loss results from losses incurred by the Company's minority-owned subsidiaries.

Income (Loss) from Continuing Operations

  As a result of the factors mentioned above, the income (loss) from continuing operations was $(1.7) million for the three months ended June 30, 2000, compared to $1.0 million for the three months ended June 30, 1999. In the six months ended June 30, 2000 and 1999, the income (loss) from continuing operations was $(3.1) million and $2.6 million, respectively.

Discontinued Operations

  In November 1999, the Company adopted a plan to divest its high voltage wound film capacitors, high voltage power supplies, time card and job cost accounting software and glass-to-metal seals businesses. On February 29, 2000, the Company sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date. In addition, the buyer assumed certain liabilities of the businesses, including a long-term lease for the facility the businesses occupy, which extends through 2006 with annual rent of approximately $0.5 million. In December 1999, the Company recorded certain provisions for estimated losses on the sale of the discontinued businesses. In the three months ended June 30, 2000 and March 31, 2000 such provisions were reduced by $1.1 million and $316,000, respectively, net of tax, to reflect revised estimates of losses to be incurred. During the three months ended June 30, 2000 the Company decided to retain Tekna Seal, its glass-to-metal seals business, which had previously been classified as discontinued.

  Total income (loss) from discontinued operations was $(173,000) in the three months ended June 30, 2000, compared to $3.7 million for the three months ended June 30, 1999 and sequentially $(119,000) and $(4.1) million for the three months ended March 31, 2000 and December 31, 1999, respectively. For the six months, the total income (loss) from discontinued operations was $(0.3) and $4.0 million in June 2000 and 1999, respectively.

Liquidity and Capital Resources

  The Company has historically relied on a combination of cash on hand, internally generated funds and bank borrowings to finance its working capital requirements and capital expenditures. In addition, in each of the two most recent full fiscal years, the Company received approximately $2.3 million from the exercise of stock options and purchases under employee stock purchase plans.

  Cash used by operating activities in the six months ended June 30, 2000 was approximately $7.1 million as compared to $8.2 million in the six months ended June 30, 1999. In the current period, the use of cash was primarily attributable to operating losses and increases in accounts receivable and inventories. The Company's capital expenditures in the six months ended
June 30, 2000 and 1999 were $4.3 million and $3.6 million, respectively, and related primarily to production and other capital assets needed to support growth in all of the Company's business units. The Company has ordered additional equipment for volume manufacturing of ultracapacitors and for the manufacture of EMI filter capacitors. In addition, the Company is incurring expenditures in connection with the design and construction of the new facilities for its newly-integrated commercial divisions. The Company may also consider leasing facilities or manufacturing equipment or both or may satisfy high-volume manufacturing requirements through outsourcing or under licensing arrangements with third parties. If the Company decides to internally finance construction of additional facilities, a significant amount of capital may be required. The Company will also incur additional cash expenditures in the current fiscal year in connection with completing its Restructuring Plan.

  The Company believes that funds on-hand, together with cash generated from operations, cash expected to be received from the divestiture of certain businesses and funds available under its bank line-of-credit, will be sufficient to finance its Restructuring Plan, its operations and its capital expenditures through the current fiscal year. In addition to addressing manufacturing requirements, the Company may also, from time-to-time, consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash and cash equivalents; cash flow from operations; borrowings under the existing bank line-of-credit; investments by strategic partners; and additional debt or equity financings. There can be no assurance that the Company will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

  Maxwell has a bank line-of-credit of $20 million, under which the Company had borrowings of $5.5 million outstanding as of June 30, 2000.

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

Forward-Looking Statements

  To the extent that the above discussion goes beyond historical information and indicates results or developments which the Company plans or expects to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "believes," "plans" and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected, and such differences could be material. These factors include achievement of sales forecasts, completion of the Restructuring Plan within budget and one time and realizing forecasted improvements in gross margins and operating expenses. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. Readers are referred to Item 1 of the Company's Annual Report on Form 10-K for the transition period from August 1 to December 31, 1999 for a discussion of certain of those factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company has not entered into or invested in any instruments that are subject to market risk.

  The Company's bank line-of-credit agreement bears interest at a rate that varies based on the LIBOR or the bank's reference rate. As of June 30, 2000, the Company has approximately $5.5 million outstanding under its bank line-of-credit.

  The Company has foreign subsidiaries which conduct manufacturing and sales activities in foreign countries, specifically the United Kingdom, France and Germany. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the European markets that the Company serves. The operating results of the Company are exposed to changes in exchange rates between the United States dollar and the British pound, the French franc and the German mark. The Company does not currently hedge its foreign exchange risk, which is not significant at this time.

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

                                               MAXWELL TECHNOLOGIES, INC.




         August 11, 2000                             /s/ Carlton J. Eibl
------------------------------------           -------------------------------
Date                                           Carlton J. Eibl, President and
                                                 Chief Executive Officer





         August 11, 2000                             /s/ Vickie L. Capps
------------------------------------           -------------------------------
Date                                           Vickie L. Capps, Vice President -
                                                 Finance, Treasurer and Chief
                                                 Financial Officer (Principal
                                                 Financial and Accounting
                                                 Officer)