Form 10-Q
period 2000-09-30
MAXWELL TECHNOLOGIES INC
filed 2000-11-14
CIK 319815

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q

         _X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended September 30, 2000


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Transition Period From _____ to ____


                     Commission File Number 0-10964

                       MAXWELL TECHNOLOGIES, INC.
         (Exact name of registrant as specified in its charter)




                 Delaware                        95-2390133
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)         Identification No.)


                 9244 Balboa Avenue, San Diego, CA  92123
          (Address of principal executive office)   (Zip Code)


  Registrant's telephone number, including area code:  (858) 279-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---
As of October 31, 2000, Registrant had only one class of common stock, of which there were 9,867,532 shares outstanding.

                       MAXWELL TECHNOLOGIES, INC.
                 INDEX TO QUARTERLY REPORT ON FORM 10-Q
                For the quarter ended September 30, 2000





                                                              Page
                                                              ----

                                  PART I

Item 1.   Condensed Consolidated Financial Statements           1
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   9
Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                          19




                                 PART II

Item 1.   Legal Proceedings                                    19
Item 2.   Changes in Securities and Use of Proceeds            19
Item 3.   Defaults Upon Senior Securities                      19
Item 4.   Submission of Matters to a Vote of Security Holders  19
Item 5.   Other Information                                    19
Item 6.   Exhibits and Reports on Form 8-K                     19

PART I - FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

                       MAXWELL TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                             September 30,  December 31,
                                                 2000          1999
                                             ------------   -----------
Assets                                        (Unaudited)      (Note)
Current assets:
  Cash and cash equivalents                    $  1,777      $  4,100
  Accounts receivable, net                       30,182        26,134
  Inventories                                    25,224        22,805
  Prepaid expenses and other current assets       3,042           715
  Deferred income taxes                          18,673        14,894
  Net assets of discontinued operations           1,483         6,927
                                               --------      --------
    Total current assets                         80,381        75,575
Property, plant and equipment, net               22,769        18,848
Goodwill and other non-current assets            12,629        12,021
                                               --------      --------
                                               $115,779      $106,444
                                               ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities     $ 12,304      $ 14,267
  Accrued employee compensation                   7,731         5,402
  Short-term borrowings                          17,708           264
  Current portion of long-term debt                  21            24
                                               --------      --------
    Total current liabilities                    37,764        19,957
Long-term debt, excluding current portion           172           186
Minority interest                                 5,624         1,885
Commitments and contingencies
Stockholders' equity:
  Common stock                                      986           957
  Additional paid-in capital                     81,013        78,378
  Notes receivable from executives for stock
    purchases                                      (900)           --
  Deferred compensation                             (27)         (117)
  Retained earnings (deficit)                    (8,189)        5,375
  Accumulated other comprehensive loss -
    foreign currency translation adjustments       (664)         (177)
                                               --------      --------
                                                 72,219        84,416
                                               --------      --------
                                               $115,779      $106,444
                                               ========      ========

Note: The Balance Sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

See notes to unaudited condensed consolidated financial statements.

                      MAXWELL TECHNOLOGIES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data)

                                       Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   ------------------
                                          2000      1999       2000      1999
                                        --------  --------   --------  --------
Sales                                   $ 31,673   $42,614   $106,434  $121,129
Cost of sales                             27,947    29,925     83,641    83,237
                                        --------  --------   --------  --------
Gross profit                               3,726    12,689     22,793    37,892
Operating expenses:
  Selling, general and administrative      8,520    10,026     26,617    26,898
  Research and development                 2,759     1,847      7,126     5,797
  Restructuring, acquisition and
    other charges                          8,281    1,405      10,191     2,896
                                        --------  --------   --------  --------
    Total operating expenses              19,560   13,278      43,934    35,591
                                        --------  --------   --------  --------
Operating income (loss)                  (15,834)    (589)    (21,141)    2,301
Interest expense                            (369)     (37)       (560)     (236)
Interest income and other, net              (101)      55         (24)      544
                                        --------  --------   --------  --------
Income (loss) before income taxes
  and minority interest                  (16,304)    (571)    (21,725)    2,609
Provision (credit) for income taxes       (6,522)  (6,401)     (8,690)   (6,121)
Minority interest in net income
  (loss) of subsidiaries                     (94)    (161)       (289)      156
                                        --------  --------   --------  --------
Income (loss) from continuing
  operations                              (9,688)   5,991     (12,746)    8,574
Discontinued operations, net of tax:
  Income (loss) from operations             (526)  (1,466)     (2,268)    2,554
  Credit for adjustment of
    estimated loss on disposal                --       --       1,450        --
                                        --------  --------   --------  --------
                                            (526)   (1,466)      (818)    2,554
                                        --------  --------   --------  --------
Net income (loss)                       $(10,214) $  4,525  $ (13,564) $ 11,128
                                        ========  ========   ========  ========

Basic net income (loss) per share:
  Income (loss) from continuing
    operations                          $  (0.98) $   0.63   $  (1.31) $   0.90
  Income (loss) from discontinued
    operations                             (0.05)    (0.16)     (0.08)     0.27
                                        --------  --------   --------  --------
                                        $  (1.03) $   0.47   $  (1.39) $   1.17
                                        ========  ========   ========  ========

Diluted net income (loss) per share:
  Income (loss) from continuing
    operations                          $  (0.98) $   0.62   $  (1.31) $   0.87
  Income (loss) from discontinued
    operations                             (0.05)    (0.15)     (0.08)     0.26
                                        --------  --------   --------  --------
                                        $  (1.03) $   0.47   $  (1.39) $   1.13
                                        ========  ========   ========  ========

Shares used in computing:
  Basic net income (loss)per share         9,848    9,555       9,778     9,528
                                        ========  ========   ========  ========
  Diluted net income (loss)per share       9,848    9,838       9,778     9,863
                                        ========  ========   ========  ========

See notes to unaudited condensed consolidated financial statements.

                      MAXWELL TECHNOLOGIES, INC.
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)


                                                       Nine Months Ended
                                                         September 30,
                                                    ----------------------
                                                      2000          1999
                                                    --------      --------
Operating activities:
  Income (loss) from continuing operations          $(12,746)     $  8,574
  Adjustments to reconcile income (loss)
    from continuing operations to net cash
    used in operating activities:
      Depreciation and amortization                    4,138         4,004
      Non-cash restructuring, acquisition
        and other charges                              7,731         1,491
      Deferred compensation                               90           149
      Minority interest in net income (loss)
        of subsidiaries                                 (351)          156
      Changes in operating assets and
        liabilities, net                              (8,085)      (19,227)
                                                    --------      --------
        Net cash used in operating activities         (9,223)       (4,853)

Investing activities:
  Purchases of property and equipment                 (7,634)       (6,420)
  Proceeds from sale of building                          --         3,400
  Purchase of businesses, net of cash
    acquired, including earn out payment               (4,864)           --
  Proceeds from sale of businesses                     3,600            --
                                                    --------      --------
        Net cash used in investing activities         (8,898)       (3,020)

Financing activities:
  Proceeds from short-term borrowings                 19,262         1,657
  Principal payments on long-term debt and
    short-term borrowings                             (1,835)         (188)
  Proceeds from issuance of Company and
    subsidiary stock                                   1,700         1,719
  Repurchase of Company and subsidiary stock              --          (354)
                                                    --------      --------
        Net cash provided by financing
          activities                                  19,127         2,834

Net cash provided by (used in) discontinued
  operations                                          (3,248)        1,965

Effect of exchange rate changes on cash and
  cash equivalents                                       (81)         (161)
                                                    --------      --------
Decrease in cash and cash equivalents                 (2,323)       (3,235)
Cash and cash equivalents at beginning
    of period                                          4,100        12,811
                                                    --------      --------
Cash and cash equivalents at end of period          $  1,777      $  9,576
                                                    ========      ========

See notes to unaudited condensed consolidated financial statements.

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

  The Restructuring Plan intends to make Maxwell a product-driven, profitable, high-growth company beginning with the fourth quarter of calendar year 2000. Since January 2000, the Restructuring Plan has included activities such as laying out new factories, recruiting additional talent into the Company, training personnel in demand flow manufacturing processes, and improving other aspects of operations, information management and financial controls. The Company has experienced a high level of change and has made significant progress since the beginning of the year in achieving the objectives of the Restructuring Plan on schedule. In October 2000, the Company completed its facilities and organizational consolidation program, which essentially completes the Company's Restructuring Plan.

  The accompanying unaudited condensed consolidated financial statements have been reclassified to present the financial position and results of operations of the continuing businesses of the Company. Businesses which the Company intends to sell or discontinue, and certain businesses sold or discontinued by the Company in prior periods, have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

  The accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of the Company's financial position at September 30, 2000 and its results of operations for the three and nine months ended September
30, 2000 and September 30, 1999. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the five-month period from August 1, 1999 to December 31, 1999. Interim results are not necessarily indicative of those to be expected for the full year.

  The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

Note 2 - Acquisition

  In September 2000, the Company's subsidiary, I-Bus/Phoenix, Inc., acquired Gateworks Corporation ("Gateworks"), which designs and supplies embedded computer boards, in a transaction accounted for as a purchase. On the closing date, I-Bus/Phoenix, Inc. paid $500,000 in cash and issued 855,153 new shares of I-Bus/Phoenix, Inc. common stock to the selling shareholders of Gateworks in exchange for all outstanding shares of Gateworks.

                      MAXWELL TECHNOLOGIES, INC.
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisition (Continued)

  The total purchase price will be determined based upon the sales revenue of Gateworks in calendar year 2001. The closing date payment was based upon assumed 2001 sales of $7.5 million. The number of I-Bus/Phoenix, Inc. shares issued to the selling Gateworks shareholders will be adjusted in the first quarter of 2002 to reflect the final purchase price based upon actual Gateworks and I-Bus/Phoenix, Inc. 2001 sales revenue. For purchase accounting purposes, the closing date payment was valued at approximately $4.4 million, which was allocated as follows: ($0.1) million to the net liabilities acquired; $0.5 million to acquired in-process technology, which was charged to operations on the closing date and $4.0 million to goodwill and other intangible assets, which will be amortized over a period of five years.

                      MAXWELL TECHNOLOGIES, INC.
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventories

  Inventories consist of the following (in thousands):

                                             September 30,  December 31,
                                                 2000           1999
                                               --------       --------
Finished products                              $  4,872       $  2,030
Work-in-process                                   5,593          4,779
Parts and raw materials                          14,759         15,996
                                               --------       --------
                                               $ 25,224       $ 22,805
                                               ========       ========

Note 4 - Credit Agreement

  In October 2000, the Company completed an amendment to its bank credit agreement (the "Amended Agreement"). The Amended Agreement provides for total maximum borrowings of $26 million through February 2001, with interest at the bank's reference rate plus 2%. Borrowings under the Amended Agreement are secured by the assets of the Company and its subsidiaries in the United States, as well as a pledge of two-thirds of the shares of the Company's subsidiaries outside of the United States. The Amended Agreement requires the Company to comply with certain financial covenants. The Company was in compliance with all such amended covenants at September 30, 2000. Outstanding borrowings under the Amended Agreement were $17.7 million at September 30, 2000, at a weighted average interest rate of 11.1%.

Note 5 - Comprehensive Income (Loss)

  The Company reports and displays comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The components of comprehensive income
(loss) for the three and nine months ended September 30, 2000 and 1999 were as follows (in thousands):

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   ------------------
                                          2000      1999       2000      1999
                                        --------  --------   --------  --------
Net income (loss)                       $(10,214) $  4,525   $(13,596) $ 11,128
Foreign currency translation
  adjustments                                (68)      (87)      (487)     (136)
                                        --------  --------   --------  --------
Comprehensive income (loss)             $(10,282) $  4,438   $(14,083) $ 10,992
                                        ========  ========   ========  ========

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


                                                  Three Months Ended   Nine Months Ended
                                                     September 30,       September 30,
                                                  ------------------   ------------------
                                                    2000      1999       2000      1999
                                                  --------  --------   --------  --------
Basic:
  Income (loss) from continuing operations        $ (9,688) $  5,991   $(12,746) $  8,574
  Income (loss) from discontinued operations          (526)   (1,466)      (818)    2,554
                                                  --------  --------   --------  --------
  Net income (loss)                               $(10,214) $  4,525   $(13,564) $ 11,128
                                                  ========  ========   ========  ========

Weighted average shares                              9,848     9,555      9,778     9,528
                                                  ========  ========   ========  ========

Basic net income (loss) per share:
  Income (loss) from continuing operations        $  (0.98) $   0.63   $  (1.31) $   0.90
  Income (loss) from discontinued operations         (0.05)    (0.16)     (0.08)     0.27
                                                  --------  --------   --------  --------
  Basic net income (loss) per share               $  (1.03) $   0.47   $  (1.39) $   1.17
                                                  ========  ========   ========  ========

Diluted:
  Income (loss) from continuing operations        $ (9,688) $  5,991   $(12,746) $  8,574
  Income (loss) allocated to minority interest
    in majority-owned subsidiaries                     (19)      (32)       (58)      (19)
                                                  --------  --------   --------  --------
  Income (loss) from continuing operations
    available to common shareholders, as adjusted   (9,707)    5,959    (12,804)    8,555
  Income (loss) from discontinued operations          (526)   (1,466)      (818)    2,554
                                                  --------  --------   --------  --------
  Net income (loss), as adjusted                  $(10,233) $  4,493   $(13,622) $ 11,109
                                                  ========  ========   ========  ========

Weighted average shares                              9,848     9,555      9,778     9,528
Effect of dilutive stock options and other
  securities                                            --       283         --       335
                                                  --------  --------   --------  --------
Weighted average shares, as adjusted                 9,848     9,838      9,778     9,863
                                                  ========  ========   ========  ========

Diluted net income (loss) per share:
  Income (loss) from continuing operations        $  (0.98) $   0.62   $  (1.31) $   0.87
  Income (loss) from discontinued operations         (0.05)    (0.15)     (0.08)     0.26
                                                  --------  --------   --------  --------
  Diluted net income (loss) per share             $  (1.03) $   0.47   $  (1.39) $   1.13
                                                  ========  ========   ========  ========


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



                                                  Three Months Ended   Nine Months Ended
                                                     September 30,       September 30,
                                                  ------------------   ------------------
                                                    2000      1999       2000      1999
                                                  --------  --------   --------  --------
Sales:
  Power and Computing Systems                     $ 13,146  $ 21,964   $ 48,000  $ 58,964
  Electronic Components                              8,525     7,110     26,905    23,171
  Government Systems                                 9,800    10,723     30,576    32,622
  Sterilization and Purification Systems               202     2,817        953     6,372
                                                  --------  --------   --------  --------
    Consolidated total                            $ 31,673  $ 42,614   $106,434  $121,129
                                                  ========  ========   ========  ========

Operating profit (loss):
  Power and Computing Systems                     $ (4,350) $  1,931   $ (2,500) $  4,892
  Electronic Components                             (1,632)   (2,372)    (4,052)   (4,467)
  Government Systems                                   715       606      2,433     3,945
  Sterilization and Purification Systems              (902)    1,201     (2,955)      918
                                                  --------  --------   --------  --------
    Total segment operating profit (loss)           (6,169)    1,366     (7,074)    5,288
  Corporate expenses, including total
    restructuring, acquisition and other charges    (9,665)   (1,955)   (14,067)   (2,987)
                                                  --------  --------   --------  --------
    Consolidated total                            $(15,834) $   (589)  $(21,141) $  2,301
                                                  ========  ========   ========  ========


Note 8 - Restructuring and Other Related Charges

  In connection with the Restructuring Plan, the Company has undertaken various actions to consolidate its facilities and reduce the cost structure of the Company. As a result, the Company recorded restructuring and other related charges in the nine months ended September 30, 2000 of approximately $9.7 million, including $7.8 million in the third quarter. Such charges were determined in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exitan Activity (including Certain Costs Incurred in a Restructuring). These charges include severance costs related to a reduction in workforce, the closure and combination of certain facilities, and the write-off of certain non-performing operating assets, including goodwill balances of $4.8 million related to a previous acquisition. The Company has essentially completed its Restructuring Plan and has finalized the consolidation and integration of its operations and related facilities. Accordingly, the Company does not expect to record additional restructuring related charges.

                      MAXWELL TECHNOLOGIES, INC.
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Restructuring and Other Related Charges (Continued)

  The following table summarizes the restructuring and other related charges recorded by the Company in connection with the Restructuring Plan (in thousands).


                                                 Three Months Ended   Nine Months Ended
                                                 September 30, 2000   September 30, 2000
                                                 ------------------   ------------------
Write-down of abandoned operating assets and
  impaired assets                                       $1,483             $2,423
Severance costs for involuntary employee
  terminations                                             421                740
Costs to exit certain contractual and lease
  obligations                                              661                935
Moving and other costs related to consolidation
  of facilities                                            408                785
Write-off of impaired goodwill and other
  intangible assets                                      4,808              4,808
                                                 ------------------   ------------------
                                                        $7,781             $9,691
                                                 ==================   ==================


  Of the total restructuring and other related charges, approximately $1.9 million is included in accrued liabilities at September 30, 2000.

  In addition, in September 2000, the Company recorded a charge of $0.5 million related to the write-off of in-process technology acquired in connection with the acquisition of Gateworks (Note 2).

Note 9 - Discontinued Operations

  In November 1999, the Company adopted a plan to divest its high voltage wound film capacitors, high voltage power supplies and time card and job cost accounting software businesses. As a result, in December 1999, the Company recorded certain provisions for estimated losses on the sale of the discontinued businesses. In the first quarter of this year, the Company sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date. In addition, the buyer assumed certain liabilities of the businesses, including a long-term lease for the facility thebusinesses occupied, which extended through 2006, with annual rent of approximately $0.5 million. In the nine months ended September 30, 2000, provisions for estimated losses on the sale of the discontinued businesses were reduced by $1.4 million, net of tax, to reflect revised estimates of losses to be incurred upon disposition.

  Operating results of the discontinued operations are separately shown, net of tax, in the accompanying condensed consolidated statements of operations. The businesses included in discontinued operations had sales aggregating $1.1 million and $6.5 million for the three months ended September 30, 2000 and 1999, respectively, and $4.7 and $19.2 million for the nine months ended September 30, 2000 and 1999, respectively. These amounts are not included in net sales in the accompanying condensed consolidated statements of operations.

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

  The Restructuring Plan intends to make Maxwell a product-driven, profitable, high-growth company beginning with the fourth quarter of calendar year 2000. Since January 2000, the Restructuring Plan has included activities such as laying out new factories, recruiting additional talent into the Company, training personnel in demand flow manufacturing processes, and improving other aspects of operations, information management and financial controls. The Company has experienced a high level of change and has made significant progress since the beginning of the year in achieving the objectives of the Restructuring Plan on schedule. In October 2000, the Company completed its facilities and organizational consolidation program, which essentially completes the Company's Restructuring Plan.

  As part of the Restructuring Plan, the Company combined its industrial computer business and its power quality business. The Company also combined three components businesses - PowerCache ultracapacitors, electromagnetic interference ("EMI") filters and other ceramic capacitor products and radiation-hardened microelectronics - into a commercial, high-reliability electronic components group. The Company has focused its defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories. Maxwell's PurePulse Technologies subsidiary is concentrating on significant opportunities in the application of PureBright technology to pathogen inactivation in medical and bioprocessing markets and to consumer water applications. Finally, the Company initiated the sale of its businesses involving high voltage wound film capacitors, high voltage power supplies and time card and job cost accounting software. On
February 29, 2000, the Company sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date. In addition, the buyer assumed certain liabilities of the businesses, including a long-term lease for the facility the businesses occupied, which extended through 2006 with annual rent of approximately $0.5 million.

  The Company generates revenue from the sale of commercial products and from performing contract research and other projects for the United States governmentand other customers. From time to time, the Company also generates revenue fromlicensing technology and other rights to strategic partners. Sales and marketing for the Company's products in the United States, and for industrial computers in Europe, are handled directly by the Company. Elsewhere, the Company utilizes sales representatives and distributors to assist in the marketing of its products. The Company conducts marketing programs intended to position and promote its products and services, including trade shows, seminars, advertising, public relations, distribution of product literature and web sites on the Internet. The Company's ability to maintain and grow its sales depends on a variety of factors including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution, customer service and support. The Company's sales growth also depends on its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

  The Company's operating expenses are substantially impacted by selling, general and administrative activities and by research and development activities. Selling expenses are primarily driven by (i) sales volume, with respect to sales force expenses and commission expenses; (ii) the extent of market research activities for new product design efforts; (iii) advertising andtrade show activities, and (iv) the number of new products launched in the period. General and administrative expenses primarily include costs associated with the Company's administrative employees, facilities and functions. The Company incurs expenses in foreign countries primarily in the functional currencies of such locations. As a result of the Company's international operations, the United States dollar amount of its revenue and expenses is impacted by changes in foreign currency exchange rates.

Business Segments

  In accordance with the requirements and guidelines of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information ("Statement No. 131"), Maxwell's operations have been classified into business segments. In connection with the Company's Restructuring Plan, the Company has integrated its businesses into new operatingdivisions. Accordingly, the Company has defined four new reporting segments as follows (prior period segment information has been restated to conform to the new segmentation):

- Power and Computing Systems

    As part of its Restructuring Plan, the Company integrated its I-Bus, Inc. and Phoenix Power Systems, Inc. subsidiaries ("I-Bus/Phoenix"). The new I-Bus/Phoenix operation expands the industrial computer product line of I-Bus, Inc. with power quality products and broadens the global reach of the power quality products. As part of the Restructuring Plan, the Company has combined the San Diego operations of these two subsidiaries into a single facility in San Diego. The new San Diego facility has been designed for highly-efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

    The Company designs, manufactures and supplies standard, custom and semi-custom industrial computer modules, platforms and fully-integrated systems to original equipment manufacturers ("OEMs") on a worldwide basis. The I-Bus/Phoenix industrial computer product line ranges from enclosures, CPU boards and backplanes to fully-integrated and highly-customized computer systems. The acquisition of Gateworks Corporation in September 2000 added enhanced capabilities in CompactPCI computer architecture, the industry standard for servers that support telecommunications, internet infrastructure and other mission critical applied computing solutions requiring high availability. The Company intends to introduce enhanced ISA/PCI and CompactPCI product lines in the fourth quarter of 2000.

    The I-Bus/Phoenix power quality products consist of power distribution units, power conditioners and inverters, uninterruptible power supplies ("UPS") and other power protection products. These products are designed and engineered by the Company for customer applications primarily in the medical and telecommunications markets.

- Electronic Components

    The Restructuring Plan organized a high-reliability electronic components group (the "Electronic Components Group") within the Company by combining its PowerCache ultracapacitor business, its Sierra-KD EMI filter and ceramic capacitor business, its Space Electronics, Inc. high-reliability and radiation-hardened microelectronics business and its Tekna Seal glass-to-metal seal business. The Company has integrated the PowerCache ultracapacitor business and the microelectronic components business into one new manufacturing site in San Diego, while the EMI filters and ceramic capacitors are manufactured at the Company's redesigned facility in Carson City, Nevada. Both facilities were designed for highly-efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

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

    Radiation-Hardened Microelectronics: Radiation-hardened microelectronic components and assemblies primarily for the space market, including integrated circuits and multi-chip modules, are designed and adapted for space flight and other high-reliability applications. In the space market, these products are used in satellites which experience extreme environmental conditions, often in radiation-intense orbits.

    Glass-to-Metal Seals: Hermetic glass-to-metal seals are designed and manufactured for industrial and automotive applications.

- Government Systems

    Through its Systems Division, Maxwell is engaged in a variety of research and development programs in pulsed power, pulsed power systems design and construction, and weapons effects simulation. These services are primarily supplied to the United States government and its agencies, including the Air Force and the Defense Threat Reduction Agency. The Systems Division also provides systems and services to national laboratories and industrial and defense companies. The Systems Division typically performs research and development under contracts that allow the Company to apply developed technology in commercial markets.

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

Results of Operations

  The following discussion provides a comparison of current results of operations for the three and nine months ended September 30, 2000 to the comparable three and nine months ended September 30, 1999, and to the sequentially prior quarter for the three months ended June 30, 2000.

  The following table sets forth, for the periods indicated, selected operating data for the Company, expressed as a percentage of sales.


                                              Three Months Ended       Nine Months Ended
                                         ----------------------------    September 30,
                                         Sept. 30  June 30   Sept. 30  ------------------
                                           2000      2000      1999      2000      1999
                                         --------  --------  --------  --------  --------
Sales                                     100.0%    100.0%    100.0%    100.0%    100.0%
Cost of sales                              88.2      74.3      70.2      78.6      68.7
                                         --------  --------  --------  --------  --------
Gross profit                               11.8      25.7      29.8      21.4      31.3
Operating expenses:
  Selling, general and administrative      26.9      23.6      23.5      25.0      22.2
  Research and development                  8.7       6.0       4.3       6.7       4.8
  Restructuring, acquisition and other
    charges                                26.2       3.7       3.3       9.6       2.4
                                         --------  --------  --------  --------  --------
    Total operating expenses               61.8      33.3      31.1      41.3      29.4
                                         --------  --------  --------  --------  --------
Operating income (loss)                   (50.0)     (7.6)     (1.3)    (19.9)      1.9
Interest expense                           (1.2)     (0.3)     (0.1)     (0.5)     (0.2)
Interest income and other, net             (0.3)      0.1       0.1        --       0.5
                                         --------  --------  --------  --------  --------
Income (loss) before income taxes and
  minority interest                       (51.5)     (7.8)     (1.3)    (20.4)      2.2
Provision (credit) for income taxes       (20.6)     (3.1)    (15.0)     (8.1)     (5.0)
Minority interest in net income (loss)
  of subsidiaries                          (0.3)     (0.2)     (0.4)     (0.3)      0.1
                                         --------  --------  --------  --------  --------
Income (loss) from continuing operations  (30.6)     (4.5)     14.1     (12.0)      7.1
Income (loss) from discontinued
  operations                               (1.7)     (0.5)     (3.5)     (0.8)      2.1
                                         --------  --------  --------  --------  --------
Net income (loss)                         (32.3)%    (5.0)%    10.6%    (12.8)%     9.2%


  The following table sets forth sales, gross profit and gross profit as a percentage of sales for each of the Company's business segments.


                                             Three Months Ended         Nine Months Ended
                                          -------------------------       September 30,
                                         Sept. 30  June 30   Sept. 30  ------------------
                                           2000      2000      1999      2000      1999
                                         --------  --------  --------  --------  --------
Power and Computing Systems:
  Sales                                  $ 13,146  $ 17,368  $ 21,964  $ 48,000  $ 58,964
  Gross profit (loss)                        (160)    4,663     6,700     9,628    18,409
  Gross profit (loss) as a percentage of
    sales                                     n/a     26.8%     30.5%     20.1%     31.2%

Electronic Components:
  Sales                                  $  8,525  $  9,717  $  7,110  $ 26,905  $ 23,171
  Gross profit                              1,934     2,976     1,041     7,289     6,093
  Gross profit as a percentage of sales      22.7%    30.6%     14.6%     27.1%     26.3%

Government Systems:
  Sales                                  $  9,800  $ 10,021  $ 10,723  $ 30,576  $ 32,622
  Gross profit                              1,956     2,196     2,604     6,324     9,370
  Gross profit as a percentage of sales     20.0%     21.9%     24.3%     20.7%     28.7%

Sterilization and Purification Systems:

  Sales                                  $    202  $    395  $  2,718  $    953  $  6,372
  Gross profit (loss)                          (4)     (206)    2,344      (448)    4,020
  Gross profit (loss) as a percentage
    of sales                                  n/a       n/a     83.2%       n/a     63.1%

Consolidated:
  Sales                                  $ 31,673  $ 37,501  $ 42,614  $106,434  $121,129
  Gross profit                              3,726     9,629    12,689    22,793    37,892
  Gross profit as a percentage of sales     11.8%     25.7%     29.8%     21.4%     31.3%


Sales

  Sales for the three months ended September 30, 2000 were $31.7 million, reflecting a $10.9 million, or 25.7%, decrease from sales of $42.6 million for the three months ended September 30, 1999. Total sales for the current quarter also decreased $6.2 million, or 15.5%, from total sales of $37.5 million for the three months ended June 30, 2000. For the nine months ended September 30, 2000, sales were $106.4 million, or $14.7 million and 12.1% less than sales of $121.1 million in the comparable nine-month period of the prior year.

  The decrease in current period sales from the prior year periods and from the three months ended June 30, 2000 is primarily the result of the conclusion of a major supply agreement in the Company's Power and Computing Systems segment during the current quarter and the phase out of certain marginal product lines in the current year. The major supply agreement contributed sales of $1.2 million and $8.4 million, respectively, in the three and nine months ended September 30, 2000, compared to sales of $7.5 million and $17.1 million, respectively, in the three and nine months ended September 30, 1999. In addition, sales in the three and nine months ended September 30, 1999 included contributions from licensing and strategic transactions of $2.8 million and $5.7 million, respectively, which contributed no sales revenue in the current year periods. Excluding sales from the major supply agreement and from licensing and strategic transactions, sales in the three months ended
September 30, 2000 were $30.5 million, compared to sales of $32.3 million for the three months ended September 30, 1999 and sales in the nine months ended September 30, 2000 were $98.0 million, compared to sales of $98.3 million for the nine months ended September 30, 1999.

  Sales in each of the Company's business segments are discussed below.

  Power and Computing Systems. For the three months ended September 30, 2000, sales in the Power and Computing Systems segment decreased $8.8 million, or 40.1%, to $13.1 million from sales of $21.9 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, sales in this segment decreased $11.0 million, or 18.6%, to $48.0 million, from sales of $59.0 million for the comparable nine-month period of the prior year.

  The decrease in revenues in the three and nine-month periods is primarily attributable to a decline in revenues from the Company's supply agreement with Siemens ElectroCom L.P. and the United States Postal Service, which concluded in the current quarter and was winding down during the current fiscal year. This supply agreement contributed sales of $1.2 million and $8.4 million, respectively, in the three and nine months ended September 30, 2000, compared to sales of $7.5 million and $17.1 million, respectively, in the three and nine months ended September 30, 1999. Excluding sales from this supply agreement, sales for this segment in the three months ended September 30, 2000 were $11.9 million, or 17.4% less than sales of $14.4 million for the three months ended September 30, 1999; and, sales in the nine months ended
September 30, 2000 were $39.6 million, or 5.5% less than sales of $41.9 million for the nine months ended September 30, 1999.

  Excluding the major supply agreement, sales decreased in this segment during the current period due primarily to the phase out of certain marginal product lines. Third quarter sales in the Power and Computing Systems segment decreased by $4.2 million, or 24.3%, from the three months ended June 30, 2000, reflecting $2.3 million in reduced revenue from the major supply agreement and reduced revenue related to the product line phase-outs mentioned above. The Company expects sales in this segment to increase beginning in the fourth quarter of this year, reflecting the contribution from the acquisition of Gateworks, completed in September 2000, as well as the contribution from new products which will be introduced beginning in the fourth quarter.

  Electronic Components. For the three months ended September 30, 2000, sales in the Electronic Components segment increased $1.4 million, or 19.9%, to $8.5 million from $7.1 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, sales in this segment increased $3.7 million, or 16.1%, to $26.9 million from $23.2 million for the comparable nine-month period of the prior year. The increase in both the three-month and nine-month periods is primarily attributable to increased sales in the radiation-hardened microelectronics product lines of this segment. Increased sales in the segment's glass-to-metal seals product lines also contributed to total increased sales in the three and nine months ended September 30, 2000. These increases were partially offset by decreases in revenue received from technology licenses and other collaborative agreements of $0.1 million and $0.9 million in the three and nine months ended September 30, 2000, respectively.

  Third quarter sales in the Electronic Components segment decreased by $1.2 million, or 12.3%, from sales in the three months ended June 30, 2000. This decrease was primarily related to a reduced revenue contribution from the EMI filter and ceramic capacitor product lines of this segment resulting from certain remodeling efforts which took place in the related manufacturing facility, temporarily reducing the capacity of the facility during the current period. The remodeling has been completed and the facility now has increased capacity to deliver products beginning in the fourth quarter of the current fiscal year.

  Government Systems. For the three months ended September 30, 2000, sales in the Government Systems segment decreased $0.9 million, or 8.6%, to $9.8 million from $10.7 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, sales in this segment also decreased $2.0 million, or 6.3%, to $30.6 million from $32.6 million for the comparable nine-month period of the prior year. Third quarter sales in the Government Systems segment decreased by $0.2 million, or 2.2%, over the three months ended June 30, 2000. The decrease in revenues is primarily attributable to the wind-down or completion of several Government programs. The Company has won follow-on or replacement contracts for several of these programs, however work under the new programs is still ramping up. These and other contracts with the Department of Defense are subject to such increases and decreases, as well as periodic changes in Government funding provisions.

  Sterilization and Purification Systems. For the three months ended September 30, 2000, sales in the Sterilization and Purification Systems segment decreased $2.6 million, or 92.8%, to $0.2 million from $2.8 million for the third quarter of last year. For the nine months ended September 30, 2000, sales in this segment decreased $5.4 million, or 85.0%, to $1.0 million from $6.4 million for the first nine months of the prior year. During the three and nine months ended September 30, 1999, revenues in this business segment included $2.6 million and $4.8 million, respectively, from licensing and rights fees received from strategic partners. The revenues in the current fiscal year do not include any such licensing and rights fees. The Company has redefined its product strategy and market focus and, as a result, revenue contribution from license fees will not continue at historical levels. This segment is not expected to contribute significant revenues in the near term future.

Gross Profit

  In the three months ended September 30, 2000, the Company's gross profit was $3.7 million, or 11.8% of sales, compared to $12.7 million, or 29.8% of sales, in the three months ended September 30, 1999. In the nine months ended September 30, 2000, the Company's gross profit was $22.8 million, or 21.4% of sales, as compared to $37.9 million, or 31.3% of sales, in the nine months ended September 30, 1999. Gross profit and gross profit as a percentage of sales were negatively impacted in the three months ended September 30, 2000 by the reduced sales volume in the quarter, which was inadequate to fully absorb fixed manufacturing costs. In addition, gross profit in the current quarter was impacted by $2.1 million of adjustments to inventories and other costs of goods sold variances in the Phoenix Power product lines of the Company's Power and Computing Systems segment. The three and nine months ended September 30, 1999 also benefited from 100% gross margins associated with licensing and technology collaborations of $2.8 million and $5.7 million, respectively, which did not recur in the current year. On a sequential basis, quarterly gross profit at September 30, 2000 decreased $5.9 million, or 61.3%, to $3.7 million, or 11.8% of sales, from $9.6 million, or 25.7% of sales, for the three months ended June 30, 2000. The sequential decline in gross profit is also attributable to the reduced sales volume in the quarter and $2.1 million adjustment discussed above. Gross profit by business segment is discussed below.

  Power and Computing Systems. In the three months ended September 30, 2000, gross profit in the Power and Computing Systems segment decreased by $6.9 million, or 102%, to a loss of $(0.2) million from $6.7 million in the three months ended September 30, 1999. In the nine months ended September 30, 2000, gross profit decreased $8.8 million, or 47.7%, to $9.6 million from $18.4 million in the nine months ended September 30, 1999. As a percentage of sales, gross profit decreased to (1.2)% and 20.1% in the three and nine-month periods of the current year, as compared to 30.5% and 31.2% in the respective periods of the prior year. The decrease in gross profit is primarily attributable to the impact of reduced sales volume for this segment in the current year periods and the $2.1 million adjustment discussed above. In addition, this segment has experienced a change in product mix to include a higher proportion of lower-margin power protection and delivery systems, as compared to higher margin industrial computer solutions. The reduced gross profit in the current year also reflects costs incurred in the current year in connection with training personnel in improved manufacturing processes and certain write-offs of inventories deemed excess or obsolete.

  Electronic Components. In the three months ended September 30, 2000, gross profit in the Electronic Components segment increased by $0.9 million, or 85.8%, to $1.9 million from $1.0 million in the three months ended September 30, 1999. As a percentage of sales, gross profit improved to 22.7% in the current quarter from 14.6% in the three months ended September 30, 1999. The increase in gross profit for the current quarter is the result of increased sales volume and an improved cost structure, primarily in the segment's PowerCache product lines. The increase in gross profit as a percentage of sales also reflects the impact of the process and cost improvements in the PowerCache business. In its PowerCache ultracapacitor product line, the Company continues to make required infrastructure and other investments which impact gross profit at current sales volumes. Although gross margins have improved in the PowerCache business, such margins continue to reduce the overall gross margins for the Electronic Components segment. Gross margins will continue to be negatively impacted until full production volumes are reached and maintained. In the nine months ended September 30, 2000, gross profit increased to $7.3 million from $6.1 million in the nine months ended September 30, 1999. As a percentage of sales, gross profit increased in the nine-month period to 27.1% from 26.3%. Excluding the impact of a contribution from high-margin technology licenses and other collaborative agreements received in the prior year, gross profit as a percentage of sales increased by 3.7%. On a sequential basis, gross profit in the Electronic Components segment decreased from $3.0 million, or 30.6% of sales, in the three months ended June 30, 2000 to $1.9 million, or 22.7% of sales in the current quarter. The sequential decrease in gross profit is primarily attributable to the impact of a reduced sales volume in the current quarter, as discussed above.

  Government Systems. For the three months ended September 30, 2000, gross profit in the Government Systems segment decreased $0.6 million, or 24.9%, to $2.0 million from $2.6 million in the three months ended September 30, 1999. As a percentage of sales, gross profit decreased to 20.0% from 24.3% in the three-month period ended September 30, 1999. In the nine months ended September 30, 2000, gross profit decreased $3.1 million, or 67.5%, to $6.3 million from $9.4 million in the comparable period of the prior year. As a percentage of sales, gross profit decreased to 20.7% from 28.7% in the nine-month period ended September 30, 1999. The gross profit decrease is partially attributable to a decrease in sales in the current year period. In addition, gross profit in the prior year was much higher than normal for this segment as a result of the recovery of certain cost overruns and other expenses incurred in prior years. Gross profit in the current year has been consistently in the range of 20% of sales to 22% of sales and the Company expects future gross margins to remain near the levels achieved over the last three quarters.

  Sterilization and Purification Products. For the three months ended September 30, 2000, gross profit in the Sterilization and Purification Products segment decreased $2.3 million, or 100%, to approximately break-even from a gross profit of $2.3 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, gross profit decreased $4.4 million, or 111% to a loss of $0.4 million from gross profit of $4.0 million in the prior year. Gross profit in both the three and nine-months ended September 30, 1999 benefited from high-margin revenue from grants of licenses and rights, which the Company did not receive in the current year. Based on the Company's redefined product strategy and market focus for this segment, gross profit margins will likely continue to be negatively impacted in the near-term.

Selling, General and Administrative Expenses

  In the three months ended September 30, 2000, the Company's selling, general and administrative expenses decreased $1.5 million, or 15.0%, to $8.5 million from $10.0 million in the three months ended September 30, 1999. Although the absolute amount of selling, general and administrative expenses has decreased, as a percentage of total sales these expenses increased to 26.9% in the three months ended September 30, 2000, from 23.5% in the three months ended September 30, 1999, due to a decrease in sales volumes. In the nine months ended September 30, 2000, the Company's selling, general and administrative expenses decreased $0.3 million, or 1.0%, to $26.6 million from $26.9 million in the nine months ended September 30, 1999. As a percentage of total sales, selling, general and administrative expenses increased to 25.0% in the nine months ended September 20, 2000, from 22.2% in the nine months ended September 30, 1999. On a sequential basis, selling, general and administrative expenses in the quarter ended September 30, 2000 decreased $0.7 million as compared to the $9.2 million, or 23.6% of sales incurred in the three-month period ended June 30, 2000. The Company is continuing to focus on opportunities to decrease its selling, general and administrative expenses.

Research and Development Expenses

  The Company's research and development expenses reflect internally funded research and development programs. Costs associated with United States Government and other customer funded research and development contracts are included in cost of sales. The level of internally funded research and development expenses is affected from time to time by the Company's ability to obtain customer or grant funding to support a portion of its research and product development activities. Internally funded research and development expenses were $2.8 million and $7.1 million for the three and nine months ended September 30, 2000, as compared to $1.8 million and $5.8 million in the three and nine months ended September 30, 1999. The Company expects its level of spending in research and development to increase in future periods to accelerate new product introductions.

Restructuring, Acquisition and Other Charges

  In connection with the Restructuring Plan, the Company has undertaken various actions to improve the cost structure of the Company. As a result, the Company recorded restructuring and other related charges in the three months ended September 30, 2000, June 30, 2000 and March 31, 2000 of $3.0 million, $1.4 million and $0.5 million, respectively, for total restructuring charges of $4.9 million for the nine months ended September 30, 2000. These charges include severance costs related to reductions in headcount, costs associated with the closure and combination of certain facilities and the write-off of non-performing operating assets. The Company has completed the facilities and organizational consolidation program started as part of its Restructuring Plan and does not expect to record any additional charges related to the Restructuring Plan. In the three months ended September 30, 2000, the Company also recorded a charge of $4.8 million to reduce the carrying value of goodwill related to its 1998 acquisition of Phoenix Power Systems, Inc. to an amount representative of the current fair value of that asset. Also, in the three months ended September 30, 2000, the Company recorded a charge of $0.5 million related to in-process technology acquired in connection with the Company's acquisition of Gateworks in September 2000.

  In the nine months ended September 30, 1999, the Company recorded approximately $1.5 million of direct acquisition costs for business combinations completed during the first quarter of 1999, which were accounted for using the pooling-of-interests method. In addition, in the three months ended September 30, 1999, the Company recorded charges aggregating $1.4 million related to revised estimates of costs to resolve certain environmental and legal contingencies which occurred in prior years and certain restructuring provisions related to reductions in the Company's administrative infrastructure in Europe.

Interest Expense

  Interest expense increased to $0.4 million in the three months ended September 30, 2000 from $37,000 in the prior year and increased to $0.6 million for the nine months ended September 30, 2000 from $0.2 million for the nine months ended September 30, 1999. The increased interest expense relates to higher borrowing levels in the current year compared to the prior year. At September 30, 2000, the Company had $17.7 million outstanding under its bank line-of-credit. The Company expects borrowings, and related interest expense, to continue to increase for the remainder of the current year.

Interest Income and Other, Net

  Interest income and other, net, consisting primarily of interest income, foreign currency transaction gains and losses and losses on the disposition of fixed assets, was $(101,000) and $55,000 in the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, interest income and other, net, was $(24,000) and $544,000, respectively. Interest income has decreased reflecting lower average cash balances in the three and nine months ended September 30, 2000.

Provision (Credit) for Income Taxes

  The provision (credit) for income taxes for the three and nine months ended September 30, 2000 reflects the Company's expected world-wide tax rate for the current fiscal year. For the three and nine months ended September 30, 1999, the Company's provision (credit) for income taxes included a credit of $5.9 million, representing the reversal of a valuation allowance provided in previous years against certain deferred tax benefits.

Minority Interest in Net Income (Loss) of Subsidiaries

  Minority interest in net income (loss) of subsidiaries was $(94,000) for the three months ended September 30, 2000 and $(161,000) for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, minority interest in net income (loss) of subsidiaries was $(289,000) and $156,000, respectively. The current period credit results from losses incurred by the Company's minority-owned subsidiaries.

Income (Loss) from Continuing Operations

  As a result of the factors mentioned above, the income (loss) from continuing operations was $(9.7) million for the three months ended September 30, 2000, compared to $6.0 million for the three months ended September 30, 1999. In the nine months ended September 30, 2000 and 1999, the income (loss) from continuing operations was $(12.7) million and $8.6 million, respectively.

Discontinued Operations

  In November 1999, the Company adopted a plan to divest its high voltage wound film capacitors, high voltage power supplies and time card and job cost accounting software businesses. On February 29, 2000, the Company sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date. In addition, the buyer assumed certain liabilities of the businesses, including a long-term lease for the facility the businesses occupy, which extends through 2006 with annual rent of approximately $0.5 million. In December 1999, the Company recorded certain provisions for estimated losses on the sale of the discontinued businesses. In the three months ended June 30, 2000 and March 31, 2000, such provisions were reduced by $1.1 million and $0.3 million, respectively, net of tax, to reflect revised estimates of losses to be incurred.

  Total income (loss) from discontinued operations was $(0.5) million in the three months ended September 30, 2000, compared to $(1.4) million for the three months ended September 30, 1999 and $(0.2) million for the three months ended June 30, 2000. For the nine months ended September 30, 2000 and 1999, the total income (loss) from discontinued operations was $(0.8) million and $2.6 million, respectively.

Liquidity and Capital Resources

  The Company has historically relied on a combination of cash on hand, internally generated funds, proceeds form sales of stock and bank borrowings to finance its working capital requirements and capital expenditures. In its fiscal year ended July 31, 1998, the Company received cash of $47.1 million in connection with a public offering of its stock. In addition, in each of its two most recent full fiscal years, the Company received approximately $2.9 million and $2.4 million, respectively, from the exercise of stock options and purchases under employee stock purchase plans.

  Cash used by operating activities in the nine months ended September 30, 2000 was approximately $9.2 million, as compared to $4.9 million in the nine months ended September 30, 1999. In the current period, the use of cash was primarily attributable to operating losses, cash restructuring expenses and certain increases in working capital. The Company's capital expenditures in the nine months ended September 30, 2000 and 1999 were $7.6 million and $6.4 million, respectively, and relate primarily to production and other capital assets needed to support growth in all of the Company's business units. The Company has ordered additional equipment for volume manufacturing of ultracapacitors and for the manufacture of EMI filter capacitors. In addition, the Company is incurring expenditures in connection with the design and construction of new facilities for its commercial divisions. The Company may also consider leasing facilities or manufacturing equipment or both or may satisfy high-volume manufacturing requirements through outsourcing or under licensing arrangements with third parties. If the Company decides to internally finance construction of additional facilities, a significant amount of capital may be required. In the three months ended September 30, 2000, the Company also used cash of $4.5 million in connection with the payment of an earn-out obligation related to a 1998 acquisition, and $500,000 of cash was paid in connection with the September
2000 acquisition of Gateworks.

  The Company believes that funds on-hand, together with cash generated from operations, cash expected to be received from the divestiture of certain businesses and funds available under its bank line-of-credit, will be sufficient to finance its operations and its capital expenditures, as well as finance remaining payments required in connection with its Restructuring Plan. In addition to addressing manufacturing requirements, the Company may also, from time-to-time, consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash and cash equivalents; cash flow from operations; borrowings under the existing bank line-of-credit; investments by strategic partners; and additional debt or equity financings. There can be no assurance that the Company will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as the Company may require such capital.

  Maxwell has a bank line-of-credit which was amended in October 2000 to provide maximum borrowings of $26.0 million. The Company had borrowings of $17.7 million outstanding under this agreement as of September 30, 2000.

Inflation and Changes in Prices

  Generally, the Company has been able to increase prices to offset its inflation-related cost increases in its commercial businesses. A substantial portion of the Company's business with agencies of the United States government consists of cost-reimbursement contracts, which permit recovery of inflation costs. Fixed-price contracts with government and other customers typically include estimated costs for inflation in the contract price.

Forward-Looking Statements

  To the extent that the above discussion goes beyond historical information and indicates results or developments which the Company plans or expects to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "believes," "plans" and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected, and such differences could be material. These factors include achievement of sales forecasts, completion of the Restructuring Plan within budget and on time and realizing forecasted improvements in gross margins and operating expenses. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. Readers are referred to Item 1 of the Company's Annual Report on Form 10-K for the transition period from August 1 to December 31, 1999 for a discussion of certain of those factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  The Company has not entered into or invested in any instruments that are subject to market risk.

  The Company's bank line-of-credit agreement bears interest at a rate that varies based on the bank's reference rate. As of September 30, 2000, the Company has approximately $17.7 million outstanding under its bank line-of-credit.

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


Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders

           On September 15, 2000, the Company mailed a Consent Solicitation Statement to its shareholders seeking the approval of the shareholders by written consent in lieu of a meeting of a proposed amendment to the Company's 1995 Stock Option Plan to increase the number of shares authorized for issuance by 950,000. The consent solicitation process is on-going at the current date and the outcome has not yet been determined.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
              10.1  Agreement and Plan of Reorganization among Gateworks
                    Corporation, The Shareholders of Gateworks Corporation,
                    I-Bus/Phoenix, Inc. and Maxwell Technologies, Inc. as of
                    September 13, 2000.
              10.2  PurePulse Technologies, Inc. 2000 Stock Option Plan
              10.3  I-Bus/Phoenix, Inc. 2000 Stock Option Plan
              27    Financial Data Schedule

         (b)  Reports on Form 8-K
              None.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          MAXWELL TECHNOLOGIES, INC.




  November 14, 2000                  /s/ Carlton J. Eibl
  -----------------                  ------------------------------
  Date                               Carlton J. Eibl, President and
                                     Chief Executive Officer





  November 14, 2000                  /s/ Vickie L. Capps
  -----------------                  ------------------------------
  Date                               Vickie L. Capps, Vice President
                                     - Finance, Treasurer and Chief
                                     Financial Officer (Principal Financial
                                     and Accounting Officer)