Form 10-Q/A
period 2000-09-30
MAXWELL TECHNOLOGIES INC
filed 2001-02-12
CIK 319815

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-Q/A

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

                       MAXWELL TECHNOLOGIES, INC.
            INDEX TO AMENDED QUARTERLY REPORT ON FORM 10-Q/A
                For the quarter ended September 30, 2000





                                                              Page
                                                              ----

                                  PART I

Item 1.   Condensed Consolidated Financial Statements           1
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   9



  The Registrant hereby amends and restates Items 1 and 2 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, originally filed with the Securities and Exchange Commission on November 14, 2000, to add Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements which discloses an accounting adjustment to the financial results reported for the three and nine months ended September 30, 2000. In connection with the accounting adjustment, corresponding revisions have been made to the Unaudited Condensed Consolidated Financial Statements (Unaudited Condensed Consolidated Balance Sheets, Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Cash Flows), Notes to Unaudited Condensed Consolidated Financial Statements (Notes 5 and 6) and Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART I - FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

                       MAXWELL TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                             September 30,  December 31,
                                                 2000          1999
                                             ------------   -----------
                                              (Restated)
Assets                                        (Unaudited)      (Note)
Current assets:
  Cash and cash equivalents                    $  1,777      $  4,100
  Accounts receivable, net                       30,182        26,134
  Inventories                                    25,224        22,805
  Prepaid expenses and other current assets       3,042           715
  Deferred income taxes                          18,673        14,894
  Net assets of discontinued operations           1,335         6,927
                                               --------      --------
    Total current assets                         80,233        75,575
Property, plant and equipment, net               22,769        18,848
Goodwill and other non-current assets            12,629        12,021
                                               --------      --------
                                               $115,631      $106,444
                                               ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities     $ 14,917      $ 14,267
  Accrued employee compensation                   7,731         5,402
  Short-term borrowings                          17,708           264
  Current portion of long-term debt                  21            24
                                               --------      --------
    Total current liabilities                    40,377        19,957
Long-term debt, excluding current portion           172           186
Minority interest                                 5,624         1,885
Commitments and contingencies
Stockholders' equity:
  Common stock                                      986           957
  Additional paid-in capital                     81,013        78,378
  Notes receivable from executives for stock
    purchases                                      (900)           --
  Deferred compensation                             (27)         (117)
  Retained earnings (deficit)                   (10,950)        5,375
  Accumulated other comprehensive loss -
    foreign currency translation adjustments       (664)         (177)
                                               --------      --------
                                                 69,458        84,416
                                               --------      --------
                                               $115,631      $106,444
                                               ========      ========

Note: The Balance Sheet at December 31, 1999 has been derived from the audited financial statements as of that date.

See notes to unaudited condensed consolidated financial statements.

                      MAXWELL TECHNOLOGIES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data)

                                       Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   ------------------
                                          2000      1999       2000      1999
                                        --------  --------   --------  --------
                                       (Restated)           (Restated)
Sales                                   $ 31,673   $42,614   $106,434  $121,129
Cost of sales                             27,947    29,925     83,641    83,237
                                        --------  --------   --------  --------
Gross profit                               3,726    12,689     22,793    37,892
Operating expenses:
  Selling, general and administrative      8,520    10,026     26,617    26,898
  Research and development                 2,759     1,847      7,126     5,797
  Restructuring, acquisition and
    other charges                          8,281    1,405      10,191     2,896
                                        --------  --------   --------  --------
    Total operating expenses              19,560   13,278      43,934    35,591
                                        --------  --------   --------  --------
Operating income (loss)                  (15,834)    (589)    (21,141)    2,301
Interest expense                            (369)     (37)       (560)     (236)
Interest income and other, net              (101)      55         (24)      544
                                        --------  --------   --------  --------
Income (loss) before income taxes
  and minority interest                  (16,304)    (571)    (21,725)    2,609
Provision (credit) for income taxes       (3,909)  (6,401)     (6,077)   (6,121)
Minority interest in net income
  (loss) of subsidiaries                     (94)    (161)       (289)      156
                                        --------  --------   --------  --------
Income (loss) from continuing
  operations                             (12,301)   5,991     (15,359)    8,574
Discontinued operations, net of tax:
  Income (loss) from operations             (674)  (1,466)     (2,416)    2,554
  Credit for adjustment of
    estimated loss on disposal                --       --       1,450        --
                                        --------  --------   --------  --------
                                            (674)   (1,466)      (966)    2,554
                                        --------  --------   --------  --------
Net income (loss)                       $(12,975) $  4,525  $ (16,325) $ 11,128
                                        ========  ========   ========  ========

Basic net income (loss) per share:
  Income (loss) from continuing
    operations                          $  (1.25) $   0.63   $  (1.57) $   0.90
  Income (loss) from discontinued
    operations                             (0.07)    (0.16)     (0.10)     0.27
                                        --------  --------   --------  --------
                                        $  (1.32) $   0.47   $  (1.67) $   1.17
                                        ========  ========   ========  ========

Diluted net income (loss) per share:
  Income (loss) from continuing
    operations                          $  (1.25) $   0.62   $  (1.58) $   0.87
  Income (loss) from discontinued
    operations                             (0.07)    (0.15)     (0.10)     0.26
                                        --------  --------   --------  --------
                                        $  (1.32) $   0.47   $  (1.68) $   1.13
                                        ========  ========   ========  ========

Shares used in computing:
  Basic net income (loss)per share         9,848    9,555       9,778     9,528
                                        ========  ========   ========  ========
  Diluted net income (loss)per share       9,848    9,838       9,778     9,863
                                        ========  ========   ========  ========

See notes to unaudited condensed consolidated financial statements.

                      MAXWELL TECHNOLOGIES, INC.
        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)


                                                       Nine Months Ended
                                                         September 30,
                                                    ----------------------
                                                      2000          1999
                                                    --------      --------
                                                   (Restated)
Operating activities:
  Income (loss) from continuing operations          $(15,359)     $  8,574
  Adjustments to reconcile income (loss)
    from continuing operations to net cash
    used in operating activities:
      Depreciation and amortization                    4,138         4,004
      Non-cash restructuring, acquisition
        and other charges                              7,731         1,491
      Deferred compensation                               90           149
      Minority interest in net income (loss)
        of subsidiaries                                 (351)          156
      Changes in operating assets and
        liabilities, net                              (5,472)      (19,227)
                                                    --------      --------
        Net cash used in operating activities         (9,223)       (4,853)

Investing activities:
  Purchases of property and equipment                 (7,634)       (6,420)
  Proceeds from sale of building                          --         3,400
  Purchase of businesses, net of cash
    acquired, including earn out payment               (4,864)           --
  Proceeds from sale of businesses                     3,600            --
                                                    --------      --------
        Net cash used in investing activities         (8,898)       (3,020)

Financing activities:
  Proceeds from short-term borrowings                 19,262         1,657
  Principal payments on long-term debt and
    short-term borrowings                             (1,835)         (188)
  Proceeds from issuance of Company and
    subsidiary stock                                   1,700         1,719
  Repurchase of Company and subsidiary stock              --          (354)
                                                    --------      --------
        Net cash provided by financing
          activities                                  19,127         2,834

Net cash provided by (used in) discontinued
  operations                                          (3,248)        1,965

Effect of exchange rate changes on cash and
  cash equivalents                                       (81)         (161)
                                                    --------      --------
Decrease in cash and cash equivalents                 (2,323)       (3,235)
Cash and cash equivalents at beginning
    of period                                          4,100        12,811
                                                    --------      --------
Cash and cash equivalents at end of period          $  1,777      $  9,576
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

Note 5 - Comprehensive Income (Loss)

  The Company reports and displays comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The components of comprehensive income
(loss) for the three and nine months ended September 30, 2000 and 1999 were as follows (in thousands):

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   ------------------
                                          2000      1999       2000      1999
                                        --------  --------   --------  --------
                                       (Restated)           (Restated)
Net income (loss)                       $(12,975) $  4,525   $(16,325) $ 11,128
Foreign currency translation
  adjustments                                (68)      (87)      (487)     (136)
                                        --------  --------   --------  --------
Comprehensive income (loss)             $(13,043) $  4,438   $(16,812) $ 10,992
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


                                                  Three Months Ended   Nine Months Ended
                                                     September 30,       September 30,
                                                  ------------------   ------------------
                                                    2000      1999       2000      1999
                                                  --------  --------   --------  --------
                                                 (Restated)           (Restated)
Basic:
  Income (loss) from continuing operations        $(12,301) $  5,991   $(15,359) $  8,574
  Income (loss) from discontinued operations          (674)   (1,466)      (966)    2,554
                                                  --------  --------   --------  --------
  Net income (loss)                               $(12,975) $  4,525   $(16,325) $ 11,128
                                                  ========  ========   ========  ========

Weighted average shares                              9,848     9,555      9,778     9,528
                                                  ========  ========   ========  ========

Basic net income (loss) per share:
  Income (loss) from continuing operations        $  (1.25) $   0.63   $  (1.57) $   0.90
  Income (loss) from discontinued operations         (0.07)    (0.16)     (0.10)     0.27
                                                  --------  --------   --------  --------
  Basic net income (loss) per share               $  (1.32) $   0.47   $  (1.67) $   1.17
                                                  ========  ========   ========  ========

Diluted:
  Income (loss) from continuing operations        $(12,301) $  5,991   $(15,359) $  8,574
  Income (loss) allocated to minority interest
    in majority-owned subsidiaries                     (19)      (32)       (58)      (19)
                                                  --------  --------   --------  --------
  Income (loss) from continuing operations
    available to common shareholders, as adjusted  (12,320)    5,959    (15,417)    8,555
  Income (loss) from discontinued operations          (674)   (1,466)      (966)    2,554
                                                  --------  --------   --------  --------
  Net income (loss), as adjusted                  $(12,994) $  4,493   $(16,383) $ 11,109
                                                  ========  ========   ========  ========

Weighted average shares                              9,848     9,555      9,778     9,528
Effect of dilutive stock options and other
  securities                                            --       283         --       335
                                                  --------  --------   --------  --------
Weighted average shares, as adjusted                 9,848     9,838      9,778     9,863
                                                  ========  ========   ========  ========

Diluted net income (loss) per share:
  Income (loss) from continuing operations        $  (1.25) $   0.62   $  (1.58) $   0.87
  Income (loss) from discontinued operations         (0.07)    (0.15)     (0.10)     0.26
                                                  --------  --------   --------  --------
  Diluted net income (loss) per share             $  (1.32) $   0.47   $  (1.68) $   1.13
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


Note 10 - Restatement

  The Company had restated its financial results for the three and nine months ended September 30, 2000 and such restatements have been reflected in the accompanying unaudited condensed consolidated financial statements. The restatement reflects an adjustment to reduce the amount of the credit for income taxes reported for the three and nine months ended September 30, 2000 by $2.6 million, based primarily on a determination that the $4.8 million charge recorded by the Company in the three months ended
September 30, 2000 to reduce the carrying value of goodwill is not deductible for income tax purposes. The adjustment also includes a refinement of the Company's expected effective tax rate. The reported loss from discontinued operations for the three and nine months ended September 30, 2000 was also adjusted by $148,000 to reflect the adjustment in the expected effective tax rate.

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


                                              Three Months Ended       Nine Months Ended
                                         ----------------------------    September 30,
                                         Sept. 30  June 30   Sept. 30  ------------------
                                           2000      2000      1999      2000      1999
                                         --------  --------  --------  --------  --------
Sales                                     100.0%    100.0%    100.0%    100.0%    100.0%
Cost of sales                              88.2      74.3      70.2      78.6      68.7
                                         --------  --------  --------  --------  --------
Gross profit                               11.8      25.7      29.8      21.4      31.3
Operating expenses:
  Selling, general and administrative      26.9      23.6      23.5      25.0      22.2
  Research and development                  8.7       6.0       4.3       6.7       4.8
  Restructuring, acquisition and other
    charges                                26.2       3.7       3.3       9.6       2.4
                                         --------  --------  --------  --------  --------
    Total operating expenses               61.8      33.3      31.1      41.3      29.4
                                         --------  --------  --------  --------  --------
Operating income (loss)                   (50.0)     (7.6)     (1.3)    (19.9)      1.9
Interest expense                           (1.2)     (0.3)     (0.1)     (0.5)     (0.2)
Interest income and other, net             (0.3)      0.1       0.1        --       0.5
                                         --------  --------  --------  --------  --------
Income (loss) before income taxes and
  minority interest                       (51.5)     (7.8)     (1.3)    (20.4)      2.2
Provision (credit) for income taxes       (12.3)     (3.1)    (15.0)     (5.7)     (5.0)
Minority interest in net income (loss)
  of subsidiaries                          (0.3)     (0.2)     (0.4)     (0.3)      0.1
                                         --------  --------  --------  --------  --------
Income (loss) from continuing operations  (38.9)     (4.5)     14.1     (14.4)      7.1
Income (loss) from discontinued
  operations                               (2.1)     (0.5)     (3.5)     (0.9)      2.1
                                         --------  --------  --------  --------  --------
Net income (loss)                         (41.0)%    (5.0)%    10.6%    (15.3)%     9.2%


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

Provision (Credit) for Income Taxes

  The provision (credit) for income taxes for the three and nine months ended September 30, 2000 reflects the Company's expected world-wide tax rate for the current fiscal year. The $4.8 million charge recorded by the Company in the three months ended September 30, 2000 to reduce the carrying value of goodwill is not deductible for income tax purposes. Accordingly, no credit for income taxes was provided for such charge, thereby reducing the credit for income taxes reported for the three and nine months ended September 30, 2000. For the three and nine months ended September 30, 1999, the Company's provision (credit) for income taxes included a credit of $5.9 million, representing the reversal of a valuation allowance provided in previous years against certain deferred tax benefits.

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

Income (Loss) from Continuing Operations

  As a result of the factors mentioned above, the income (loss) from continuing operations was $(12.3) million for the three months ended September 30, 2000, compared to $6.0 million for the three months ended September 30, 1999. In the nine months ended September 30, 2000 and 1999, the income (loss) from continuing operations was $(15.4) million and $8.6 million, respectively.

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

  Total income (loss) from discontinued operations was $(0.7) million in the three months ended September 30, 2000, compared to $(1.4) million for the three months ended September 30, 1999 and $(0.2) million for the three months ended June 30, 2000. For the nine months ended September 30, 2000 and 1999, the total income (loss) from discontinued operations was $(1.0) million and $2.6 million, respectively.

Liquidity and Capital Resources

  The Company has historically relied on a combination of cash on hand, internally generated funds, proceeds from sales of stock and bank borrowings to finance its working capital requirements and capital expenditures. In its fiscal year ended July 31, 1998, the Company received cash of $47.1 million in connection with a public offering of its stock. In addition, in each of its two most recent full fiscal years, the Company received approximately $2.9 million and $2.4 million, respectively, from the exercise of stock options and purchases under employee stock purchase plans.

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




  February 12, 2001                  /s/ Carlton J. Eibl
  -----------------                  ------------------------------
  Date                               Carlton J. Eibl, President and
                                     Chief Executive Officer





  February 12, 2001                  /s/ Vickie L. Capps
  -----------------                  ------------------------------
  Date                               Vickie L. Capps, Vice President
                                     - Finance, Treasurer and Chief
                                     Financial Officer (Principal Financial
                                     and Accounting Officer)