Form 10-K
period 2000-12-31
MAXWELL TECHNOLOGIES INC
filed 2001-03-23
CIK 319815

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER 0-10964
                           MAXWELL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                              95-2390133
       (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                               9244 BALBOA AVENUE
                           SAN DIEGO, CALIFORNIA 92123
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 279-5100

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

                                 YES /X/ NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on February 28, 2001, based on the closing price at which the Common Stock was sold on Nasdaq as of February 28, 2001, was $164,822,786.

     The number of shares of the Registrant's Common Stock outstanding as of February 28, 2001 was 9,935,122 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (including the Appendix thereto) are incorporated by reference in Part III of this Report.

================================================================================

                           MAXWELL TECHNOLOGIES, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                                                             PAGE
                                                                                                            --------
                                                               PART I
Item   1.        Business.................................................................................      1
Item   2.        Properties...............................................................................     25
Item   3.        Legal Proceedings........................................................................     25
Item   4.        Submission of Matters to a Vote of Security Holders......................................     25
Item   4.1       Executive Officers of the Registrant ....................................................     26

                                                              PART II

Item   5.        Market for Registrant's Common Equity and Related Stockholder Matters....................     27
Item   6.        Selected Financial Data..................................................................     28
Item   7.        Management's Discussion and Analysis of Financial Condition and Results of Operations....     29
Item   7a.       Quantitative and Qualitative Disclosures about Market Risk...............................     44
Item   8.        Financial Statements.....................................................................     45
Item   9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....     70

                                                              PART III

Item   10.       Directors and Executive Officers of the Registrant.......................................     70
Item   11.       Executive Compensation...................................................................     70
Item   12.       Security Ownership of Certain Beneficial Owners and Management...........................     70
Item   13.       Certain Relationships and Related Transactions...........................................     70

                                                              PART IV

Item   14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................     70

                                     PART I

     UNLESS THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO "MAXWELL," THE "COMPANY," "WE," "US," AND "OUR" REFER TO MAXWELL TECHNOLOGIES, INC. AND ITS SUBSIDIARIES; ALL REFERENCES TO "ELECTRONIC COMPONENTS GROUP" REFER TO OUR SUBSIDIARY, MAXWELL ELECTRONIC COMPONENTS GROUP, INC.; ALL REFERENCES TO "I-BUS/PHOENIX" REFER TO OUR SUBSIDIARY, I-BUS/PHOENIX, INC., AND ITS SUBSIDIARIES; AND ALL REFERENCES TO "PUREPULSE" REFER TO OUR SUBSIDIARY, PUREPULSE TECHNOLOGIES, INC. THIS FORM 10-K MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "RISK FACTORS" HEREIN. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH UNDER "ITEM 1. BUSINESS," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AS WELL AS WITHIN THIS FORM 10-K GENERALLY.

ITEM 1.      BUSINESS

OVERVIEW

     Maxwell develops, manufactures and markets high reliability electronic components and power and computing systems for use in the transportation, telecommunications, consumer and industrial electronics, medical and aerospace industries. Products include PowerCache-Registered Trademark-ultracapacitors, electromagnetic interference filters for implantable medical devices, radiation-shielded microelectronics and custom power and computing systems for original equipment manufacturers, or OEMs.

INDUSTRY

     We have focused our business on the following areas:

     -    power delivery components;

     - high reliability specialized electronic components for medical, space and military applications; and

     -    high availability, customized, applied computing and power systems.

POWER DELIVERY

     New power hungry electronic products such as digital cameras and wireless communications devices, and increasing demand for electric power in motor vehicles to assist vehicle acceleration and to operate on-board electronic systems, are creating significant markets for energy storage and high power delivery. In many applications, power demand varies widely from moment to moment. Typically, peak power demand is much greater than the average power requirement. For example, automobiles require much more power to accelerate from a stop than to maintain a constant speed. In other applications, such as in a digital camera, more power is needed to operate the flash than to store images in memory.

     Engineers generally address peak power needs by designing the primary energy source, such as an engine or a battery system, to the size needed to provide for peak demands, even if those demands occur for only a few seconds. Building an entire system based on peak power needs, rather than designing for the average power requirement, is costly and inefficient. Such systems can be significantly improved by storing electrical energy generated from a primary energy source such as an engine or battery and then delivering that energy in controlled high power bursts only when high power is required. Such high power delivery provides electrical systems with dynamic power range to meet peak power demands for periods of time ranging from fractions of a second to several minutes. This enables new system functions, reduces system size and cost and improves performance.

     Many markets and applications can benefit from high power delivery components that:

     -    store large amounts of electrical energy;

     -    are in a small, lightweight package;

     -    operate reliably at extreme temperatures;

     - can discharge and recharge in less than a second or provide power as required for up to several minutes;

     -    deliver high power;

     -    require low maintenance; and

     -    have minimal environmental issues associated with disposal.

     Following are some of the currently identified markets and applications for high power delivery components:

      MARKET                                          APPLICATIONS
      --------------------------------------------    ---------------------------------------------------------------
      Automotive/transportation                       -    Energy storage and peak power to assist acceleration and to recapture energy from braking in hybrid internal
                                                           combustion/electric buses, trucks and automobiles; energy
                                                           storage and on demand power for on-board electrical systems.

                                                      -    Peak power, energy storage and braking energy recapture for new electric braking systems for locomotives and railroad
                                                           cars.

      Battery  enhancement                            -    Energy storage and on-demand peak power for consumer
                                                           electronic devices such as digital cameras, toys, wireless communications devices, scanners and remote transmitters.

      Alternative energy generation                   -    Starting power, peak load buffering and energy storage to
                                                           optimize performance of alternative energy generation
                                                           systems, such as fuel cells and microturbines.

      Uninterruptible power supply systems power.     -    Supplement or replace battery

      Industrial electronics                          -    Low cost, low maintenance replacement for mechanical drives in actuators and hydraulic devices.

     Any other application that requires the storage of energy and the discharge of highly variable amounts of power is a potential market for power delivery components. We expect that components designed to meet these power delivery requirements will capture an increasingly larger and more important segment of the energy storage market.

EMI FILTERING OF IMPLANTABLE MEDICAL DEVICES

     Electromagnetic interference, or EMI, generated by cellular phones, security systems, microwave ovens, embedded computing systems and other electronic devices can disrupt the safe operation of pacemakers and other implantable medical devices. EMI can enter implantable devices via wire feedthrough sensors that carry signals from the body into the device, causing malfunctions.

     In 2000, safety issues associated with EMI from cellular telephones prompted the Association for the Advancement of Medical Instrumentation, or AAMI, and the United States Food and Drug Administration, or FDA, to adopt standards requiring manufacturers of cardiac pacemakers and implantable defibrillators to demonstrate that their products are immune to EMI. Devices that do not demonstrate immunity to strong electromagnetic fields must carry a warning related to the use of cellular telephones. Similar standards are being considered by regulatory authorities in Europe and other jurisdictions.

     Manufacturers of implantable devices need small, high reliability components that block EMI from entering implantable devices via feedthrough sensors without interfering with signals from the body. Expertise in power electronics, EMI filtering and materials science, particularly in ceramics, is necessary to produce filters that provide the required immunity to EMI from cellular telephones and other frequently encountered devices, allowing implantable device manufacturers to comply with the new standards.

     Current North American sales of filtered and unfiltered feedthroughs are estimated at $50 million annually, with a historic yearly growth rate of approximately 20 percent. We expect this market to expand significantly as the medical implantable device industry introduces new products such as congestive heart failure devices, devices to control tremors associated with neurological disorders such as Parkinson's disease and epilepsy, and hearing augmentation devices. We believe that the portion of this market represented by filtered feedthrough sales will increase as a result of recent regulatory developments in the U.S. and other jurisdictions.

RADIATION-SHIELDED MICROELECTRONICS

     Manufacturers of satellites and other spacecraft and military vehicles require on-board microelectronics that meet specific functional requirements and will operate reliably in environments in which they may encounter radiation. In the past, microelectronics for these special applications used radiation-hardened silicon. The supply of radiation-hardened silicon is diminishing because there are fewer fabricators of specialty silicon. As a result, demand for off-the-shelf silicon, protected in radiation-shielded packages, is growing. Radiation-shielded off-the-shelf silicon provides higher functionality at lower costs than radiation-hardened silicon. The ability to provide radiation-shielded silicon requires expertise in power electronics, custom integrated circuit design, silicon selection, radiation shielding and high quality assurance testing.

     Current worldwide sales of radiation-shielded microelectronics for the satellite market are estimated at more than $500 million annually, with a historic yearly growth rate of approximately nine percent. An additional large market is emerging for the replacement of radiation-hardened microelectronics in military vehicles with commercial off-the-shelf microelectronics protected in radiation-shielded packages. This market is emerging as the service life of military vehicles, such as armored vehicles, ships and aircraft, extends beyond the operational life of on-board electronics. The market is driven by the lack of availability of radiation-hardened silicon and the desire to upgrade on-board electronics with modern microprocessors produced with commercial silicon, which is not radiation-hardened.

APPLIED COMPUTING AND POWER QUALITY SYSTEMS

     High reliability applied computing systems and power quality systems are required to support larger systems for telecommunications, Internet infrastructure, broadcasting and industrial automation. Many such systems are responsible for mission critical applications that require "five nines", or 99.999% availability. This high availability equates to approximately five minutes of down time per year for a system operating 24 hours a day, seven days a week.

     Applied computing systems provide a platform to perform specific functions within a larger system made by an OEM. OEMs generally focus their efforts on overall system design and integration, including application-specific software and network support and service. OEMs frequently outsource the design and manufacture of the applied computing and power products that will be part of the larger system being supplied by the OEM to the end customer.

     To satisfy both functional and high availability requirements, power and computing solutions generally require customization. Also, as time-to-market is critical for many such applications, rapid design and production capabilities are required of suppliers providing these systems. Therefore, the proliferation of complex electronics applications has created attractive markets for specialized applied computer manufacturers and power product manufacturers who possess the engineering and manufacturing know-how and experience to provide design intensive, custom solutions.

     In 2000, the market for applied computing systems incorporating ISA/PCI (industry standard architecture/peripheral components interconnect) and cPCI (compact peripheral components interconnect) architectures is estimated to have been approximately $1 billion. The market for such systems is estimated to grow to approximately $2.5 billion by 2004, with cPCI being the fastest growing industry standard architecture. In 2000, the market for uninterruptible power supplies, or UPS, and power protection and power quality products of three kilovolts and lower, which is the power range most appropriate to support applied computing requirements, is estimated to have been approximately $2.8 billion, growing to approximately $4.5 billion by 2004.

MAXWELL'S SOLUTIONS

     Our solutions apply our expertise and proprietary technology in power and computing at both the component level and the systems level for specialized, high value applications where high reliability and high availability are required by the customer. We intend to be a leading supplier of power and computing components and systems for such specialized, high-value applications.

ULTRACAPACITORS

     We are a leader in commercialized ultracapacitor technology.
Ultracapacitors are ideally suited for applications that require repeated bursts of electric power for fractions of a second up to several minutes. With no moving parts, ultracapacitors provide a simple, highly reliable solution to buffer short term mismatches between power available and power required.

     Unlike batteries, capacitors can be recharged from any power source as quickly as they are discharged, and they operate reliably for up to 10 years through hundreds of thousands of discharge/recharge cycles with minimal degradation of performance. Traditional capacitors discharge power too rapidly to be suitable for many power delivery applications. Ultracapacitors have greater energy storage capability than traditional capacitors and can discharge power over time periods ranging from fractions of a second to several minutes. Used in tandem with batteries, ultracapacitors can provide bursts of power to meet power demand peaks, enhance performance and significantly extend battery life. When alternative sources of recharge energy are available, ultracapacitors can replace batteries entirely.

     We offer our proprietary PowerCache ultracapacitors in several form factors, ranging from five-farad postage stamp size cells to 2,500-farad large cells that measure 2" x 2" x 6". We are able to supply these cells in volumes and at price points that are opening numerous market opportunities for ultracapacitors to satisfy power delivery requirements. For example, in December 2000 we entered into a supply agreement with General Motors Corporation to supply our large cell ultracapacitors for incorporation into the power trains of hybrid diesel electric buses and trucks produced by GM's Allison Transmission division.

     We are redesigning our large cell ultracapacitors to double power density and dramatically reduce cost. The new design incorporates proprietary technology in a form factor suitable for high speed automated manufacturing. The goal of this initiative is to penetrate cost sensitive applications in high volume markets (millions of cells per year by 2004).

EMI FILTERED FEEDTHROUGHS

     We design, manufacture and market proprietary ceramic filter capacitors that protect implantable medical devices such as cardiac pacemakers and implantable defibrillators from EMI. We integrate our filters with wire feedthrough sensors to make filtered feedthroughs. Our EMI filtered feedthroughs permit manufacturers of implantable medical devices to satisfy new FDA test standards for EMI. Our EMI filter technology and its use to block EMI from interfering with implantable medical devices are protected extensively by patents in the U.S. and in many foreign jurisdictions.

     We currently supply EMI filtered feedthroughs for pacemakers and defibrillators to manufacturers of implantable medical devices, including Guidant Corporation and the Pacesetter division of St. Jude Medical, Inc. In the future, we expect to supply filtered feedthroughs for new types of implantable devices to control conditions such as congestive heart failure, tremors associated with neurological disorders such as Parkinson's disease and epilepsy, and to augment hearing.

RADIATION-SHIELDED MICROELECTRONICS

     We design, manufacture and market radiation-shielded microelectronics, including integrated circuits, power modules and single board computers, primarily for the satellite and spacecraft market. We engineer customized microelectronics together with highly adaptable, proprietary packaging and shielding techniques to allow OEMs to use powerful, low cost, commercial off-the-shelf components protected with the required level of radiation shielding for the environment in which they are to be deployed.

     We are a supplier of radiation-shielded microelectronics in volumes that have opened market opportunities in the satellite and spacecraft market. We also are seeking to penetrate the military electronics replacement market.

APPLIED COMPUTING AND POWER QUALITY SYSTEMS

     We design, manufacture and market a diverse line of application-ready computing platforms and single board computers based on advanced, industry standard electromechanical architectures. OEMs integrate our products into larger systems for telecommunications, Internet infrastructure, broadcasting and industrial automation.

     Our engineering and design capabilities allow quick-turn customization of boards, systems, and enclosures for customer specific applications. In 2001, we are introducing several new computing products that support multiple operating systems such as Windows, Windows NT, Windows 2000, Solaris VX Works and Linux and provide redundant, high availability computing for mission critical applications requiring 99.999% availability.

     We believe that power technology, such as uninterruptible power, is a requirement for providing high reliability applied computing systems. In addition to the discrete power quality products we now offer, we have computing products in development and scheduled for introduction by year end that will incorporate power protection capabilities within the computer chassis. These built-in power protection features will include up to 10 seconds of "ride-through" protection for brief power fluctuations in some designs and up to 10 minutes of backup power in other designs. These products will incorporate our PowerCache ultracapacitors, either alone or in combination with batteries. We recently introduced rack-mount UPS products, and we are developing redundant DC to AC power inverters as part of high reliability integrated power and computing solutions for our applied computing OEM customers.

     Our extensive design and integration experience and capabilities shorten time-to-market for OEMs and allow them to outsource these functions to us. This permits them to concentrate on differentiating, value-added capabilities they bring to an overall system or network application.

STRATEGY

     Our strategy is to apply our expertise and proprietary technology in power and computing at both the component level and the systems level to develop, manufacture and market products with specialized, high value applications where high reliability and high availability are necessary for customer value.

BE A RELIABLE, LOW-COST, HIGH-VOLUME SUPPLIER OF TECHNOLOGICALLY ADVANCED, PROPRIETARY PRODUCTS

     We have expanded and now are automating some of our manufacturing capabilities to meet anticipated demand and reduce per unit manufacturing costs. We invested more than $11 million in 2000 to build and outfit state-of-the-art production facilities, including information technology infrastructure, and implement new manufacturing and business processes and systems to increase production capacity and improve efficiency and product quality. We are now able to produce commercial quantities of all of our products.

EXPAND ADDRESSABLE MARKET FOR ULTRACAPACITORS

     We will pursue new applications for our PowerCache ultracapacitors. We will use our new low-cost, high-volume manufacturing capabilities to increase volumes and achieve competitive price points for our components. We believe this will open new market opportunities for our ultracapacitors to become industry standard components for power delivery, displacing competing component products.

REFINE AND IMPROVE OUR PROPRIETARY TECHNOLOGIES

     We will continue our 35-year history of developing proprietary technologies. Our product development efforts will focus both on enhancing existing products and developing technologically advanced products to meet customer demands. New products will be designed to meet our identified market opportunities, capitalizing on existing design-in wins and targeting OEMs' next generation products. We also will continue to enhance our existing proprietary technologies to make our products more reliable, more functional and less expensive to manufacture in order to meet the performance, form factor and pricing demands of our customers.

CONTINUE TO DEVELOP LEADING EDGE POWER AND COMPUTING SYSTEMS

     We are positioned to capitalize on increasing demand for high availability power and computing products across a range of applications, and from growing acceptance of the cPCI architecture. We will provide enhanced solutions for our customers by integrating our proprietary power quality technologies into our computing systems. We provide customers with quick turn, customized solutions and we will continue to develop stylized modular components to increase efficiency and allow faster response time to meet customer application requirements.

EXPAND AND IMPROVE INTERNATIONAL OPERATIONS TO MARKET AND SELL OUR PRODUCTS

     We intend to pursue international markets as key avenues for growth and increase the percentage of our sales generated in international markets. In 2000, our international sales accounted for 25.2% of total sales, as compared to 24.7% of total sales in 1999. As part of our plan to pursue international markets, we will expand and improve our manufacturing, assembly, distribution, marketing and sales operations in England, France and Germany to increase our sales penetration in Europe. We believe we are in a position to capitalize on market opportunities and enhance brand recognition in local markets through our local presence in Europe. Increased local assembly and marketing will allow us to avoid import tariffs and access local private or public sector financing if opportunities to expand our operations arise. We also intend to develop distribution, marketing and sales operations in Asia to increase sales in the Asia-Pacific region.

PRODUCTS AND CUSTOMERS

     We sell our electronic components products to OEMs serving numerous markets, including transportation, consumer and industrial electronics, medical and aerospace. We sell our applied computing products primarily to OEMs serving the telecommunications and Internet infrastructure, broadcast and industrial automation markets. We sell power distribution and power quality products mainly to OEMs serving the medical and industrial markets. Following are descriptions of our key products and the markets they address.

ELECTRONIC COMPONENTS GROUP

ULTRACAPACITORS

     Our Electronic Components Group designs, manufactures and markets PowerCache ultracapacitors. Capacitors are passive electronic components that store and discharge electricity. Our PowerCache ultracapacitors store high quantities of electrical energy in a high density electric field through a proprietary carbon-based material that has large surface area (more than three thousand square meters per gram of carbon) to permit high electrical storage density in a small package. As a result, our products have two to four times greater power density than competing ultracapacitors or supercapacitors.

     PowerCache ultracapacitors provide peak and dynamic power for applications that require periodic bursts of power, whether for an internal combustion/electric hybrid drive train, a fuel cell system or a battery pack for industrial or consumer electronics. Ultracapacitors can be charged from any primary energy source, such as a battery, engine, fuel cell or electrical outlet, and deliver high power on demand. Virtually any device with peak power demands greater than its average power requirement is a candidate for our ultracapacitors as part of its power delivery system.

                        ULTRACAPACITOR APPLICATION MODEL

[GRAPHIC]

     Although batteries currently are the prevailing energy storage device, ultracapacitors have significant performance advantages over batteries, including:

     -    delivery of up to 10 times the power;

     -    lower weight for storage of comparable electrical energy;

     -    deeper discharge and faster recharge;

     - more reliable operation in extreme temperatures (-40 degrees C to +75 degrees C); and

     -    up to 10 times the useful life.

     Our PowerCache ultracapacitors can be linked together in modules or banks to meet the energy storage and peak power requirements of applications ranging from hybrid internal combustion/electric buses, trucks and automobiles to fuel cells, actuators, toys and hand-held consumer electronic devices.

     We are pursuing opportunities to incorporate our ultracapacitors into hybrid diesel/electric and gasoline/electric power trains that either are being commercialized now for buses and large trucks or are in development for sport utility vehicles, light trucks and automobiles. The hybrid internal combustion/electric power train depicted below shows how electrical energy will be generated and stored in vehicles and supplied to the power train.

     The hybrid power train has a large alternator connected to the crankshaft that generates electricity when the alternator engages the crank shaft to help brake the vehicle or when the engine is running. The electricity produced by the alternator is stored in a power pack containing approximately 300 to 500 PowerCache ultracapacitors for buses or large trucks and 18 to 20 ultracapacitors for automobiles, light trucks or sport utility vehicles. The electrical energy stored in the ultracapacitors is then sent back through the alternator to turn the crankshaft to accelerate the vehicle. The power pack also powers on-board electrical systems, such as power steering, braking, locks, seats, air conditioning, mobile communications and audio systems.

                 HYBRID INTERNAL COMBUSTION/ELECTRIC POWER TRAIN

[GRAPHIC]

     -    power pack drives crankshaft motor to assist initial acceleration;

     - power pack starts internal combustion engine to provide cruising power;

     -    crankshaft alternator charges the power pack;

     -    control electronics manage power storage and usage;

     - power pack powers electrical system, operating steering, braking, heating, air conditioning, mobile communications, stereo, etc.; and

     - alternator engages the crankshaft to assist braking, generate energy and store it in the power pack.

     Hybrid power train designs such as the one depicted above are part of the future plans of all of the major automotive companies as the industry seeks to improve fuel economy, reduce emissions and graduate from 12-volt electrical systems to 42-volt systems. The dramatic increase in electrical demand in modern automobiles for features such as power steering, air conditioning, global positioning and audio systems has initiated the redesign of electrical systems to 42 volts. All of the major automotive companies have announced plans to introduce 42-volt systems and hybrid power trains in automobiles beginning in 2004 or 2005.

     All of the 42-volt hybrid power train systems require an energy storage system that can recapture energy from braking, satisfy peak power requirements, operate reliably in extreme temperatures, last the life of the vehicle and require low maintenance. We believe that ultracapacitors uniquely satisfy all of these requirements and have the opportunity to become an industry standard energy storage and power delivery device for such systems.

     In December 2000, we entered into a supply agreement with General Motors Corporation to supply our large cell ultracapacitors for incorporation into the power trains of hybrid diesel/electric buses and trucks produced by GM's Allison Transmission division. Allison has reported that by supplementing the primary diesel engine with an ultracapacitor-powered electric motor that assists initial acceleration and recaptures and reuses braking energy, fuel efficiency of buses and trucks can be increased by more than 50 percent, particulate emissions reduced by approximately 90 percent and nitrogen oxide emissions reduced by more than 50 percent, as compared to conventional diesel power trains.

     Allison selected our PowerCache ultracapacitors over conventional and advanced batteries because our ultracapacitors:

     -    last up to 10 times as long;

     -    weigh up to 2000 pounds less per vehicle;

     -    operate reliably at extreme temperatures (-40 degrees C to +75 degrees
          C);

     -    recapture more energy from vehicle braking systems;

     -    deliver up to 10 times the power;

     -    require lower maintenance; and

     -    reduce environmental issues associated with disposal.

     Our small cell ultracapacitors have been designed into, or are being considered for, consumer electronics such as toys and digital cameras, industrial electronics such as actuators, remote transmitting devices and bar code scanners, and transportation electronics such as electric brakes for trains and safety features for automobiles. We anticipate that several of the end products into which our ultracapacitors have been designed will go into production in 2001. We currently are installing an automated production line for small cell ultracapacitors to position us to meet anticipated demand in 2001.

EMI FILTERED FEEDTHROUGHS

     Our Electronic Components Group also integrates our proprietary ceramic capacitor filters with wire feedthroughs that we source from third party suppliers to make filtered feedthroughs that protect implantable medical devices, such as cardiac pacemakers and implantable defibrillators, from EMI. EMI produced by cellular telephones, microwave ovens and other electronic equipment can enter implantable devices via wire feedthrough sensors that carry signals from the body, causing the devices to malfunction. We design and produce integrated filtered feedthrough components that meet implantable device manufacturers' specifications for various types of implantable devices.

     As diagramed below, our EMI filters prevent EMI from entering the pacemaker or other implantable device via feedthrough wires.

      FILTERED FEEDTHROUGH                     PACEMAKER
          [GRAPHIC]                            [GRAPHIC]

     We are a leading manufacturer of EMI filtered feedthroughs that permit manufacturers of implantable medical devices to satisfy AAMI and FDA testing standards for immunity to EMI. Our current OEM customers for filtered feedthroughs include Guidant Corporation and the Pacesetter division of St. Jude Medical, Inc.

     Our EMI filter technology and its use to block EMI from interfering with implantable medical devices are protected extensively by patents, and additional patent applications are pending in the U.S. and in many foreign jurisdictions.

RADIATION-SHIELDED MICROELECTRONICS

     Our Electronic Components Group also designs, manufactures and markets radiation-shielded microelectronics, including integrated circuits, power modules and single board computers, primarily for the satellite and spacecraft market. We engineer customized microelectronics together with highly adaptable proprietary packaging and shielding techniques to allow OEMs to use powerful, low cost, commercial off-the-shelf components, protected with the required level of radiation shielding for the orbit or environment in which they are to be used.

     We supply microelectronics to multiple satellite and space vehicle manufacturers, including Lockheed Martin Corporation and The Boeing Corporation. We also are pursuing opportunities for the replacement of original microelectronics in military battlefield vehicles, aircraft and ships, which represents a large potential market for our radiation-shielded microelectronics.

I-BUS/PHOENIX POWER AND COMPUTING SYSTEMS

     I-Bus/Phoenix designs, develops and manufactures high availability custom computing systems and power quality products. Combining our computing systems and power quality and reliability expertise allows us to offer superior high availability computing products and innovative power quality solutions. Our current product offerings include applied computing systems, power distribution systems and power conditioning units. We sell our products mainly to OEMs serving the telecommunications and Internet infrastructure, industrial automation, broadcasting and medical imaging markets.

     As part of our restructuring in 2000, we expanded I-Bus/Phoenix's engineering and product development capabilities. We also acquired Gateworks Corporation, a CPU engineering and board design company. As a result of adding these board design capabilities and increasing our investment in engineering and product development, we are scheduled to introduce several new products this year. Incorporating our competencies in the latest system architecture, including cPCI, our computing systems will offer additional flexibility and reliability to end users. For example, to promote high availability, these new systems are designed to allow key components to be "hot-swapped," meaning that they can be replaced without shutting down the system.

     We view power reliability as an enabling technology for high availability computing. Accordingly, we have computing products in development and scheduled for introduction in late 2001 that will incorporate power protection features built into the computer chassis itself to provide up to 10 seconds of ride-through power with certain designs and up to 10 minutes of backup power with other designs. Such embedded power solutions will incorporate our PowerCache ultracapacitors, either alone or in combination with hot-swappable batteries. We recently introduced UPS products designed to fit into computer server racks to facilitate integration of power reliability features to support high availability computing systems for our OEM customers. We also are developing redundant DC to AC power inverters to bring additional power reliability features to integrated applied computing system solutions. Our extensive design and integration experience and resources can shorten time-to-market for OEMs and allow them to outsource these functions entirely to us so that they can concentrate on the differentiating value-added capabilities they bring to the overall system application.

     I-Bus/Phoenix also designs, develops and manufactures power conditioning and power distribution units for medical imaging equipment and power protection and power conditioning systems for other industrial applications. At present, many of our power quality products are based on our customers' designs. We are developing improved power quality products based on our own designs that intend to improve performance and reduce cost for our customers while also permitting us to expand sales and improve product line gross margins.

     The following table describes new power and computing products scheduled for introduction in 2001.

   NEW PRODUCTS/KEY FEATURES                   MARKET APPLICATIONS
   ------------------------------------------  -----------------------------------------------
   cPCI systems - hot-swappable and/or         Telecommunications
   redundant cluster systems                   Central office
   ISA/PCI systems                             Application service providers
    - Windows/Pentium base                     Voice over Internet protocols
    - Solaris/Sparc base                       Internet service providers
    - Redundant power input module for         Computer telephony
             cPCI                              Broadcast

   DC to DC converter with ride-through power  Embedded computers
    - Embedded in the CPU board                High availability servers
    - 10 second ride-through via board-        Medical equipment
      mounted PowerCache ultracapacitors       Digital signal processing systems
    - Power fail output                        Alarm modules
    - Regulated DC output

   Embedded UPS                                Embedded computers
    - Embedded in the server chassis           High availability servers
    - Hot-swappable battery backup             Ride-through to system quiescence
                                               Ride-through/bridge to alternate power source

   High frequency power conditioner            Industrial equipment
    - AC to AC operation                       Broadcast industry equipment
    - Transient surge suppression              Medical equipment
    - Rack-mountable                           Semiconductor fabrication
    - Electrical frequency conversion
    - AC voltage regulation

   Rack-mount UPS                              High availability servers
    - Thin chassis design                      Industrial process equipment
    - Standard and extended backup times       Telecom equipment
    - Power management software                Emergency ride-through power

     We supply applied computing systems or power systems to many leading OEMs, including Motorola, Inc., Compagnie Finciere Alcatel, Deutsche Telekom AG, Rockwell International Corporation, the GE Medical Systems division of the General Electric Company, Toshiba Corporation and Siemens AG.

MANUFACTURING

     We manufacture our electronic components products principally at facilities located in San Diego, California, and Carson City, Nevada. Our power and computing systems are produced at facilities in San Diego, California, Havant and Uckfield, England, Sophia, France and Munich, Germany.

     During the year ended December 31, 2000, we restructured our operations, divesting certain non-core businesses and consolidating our core businesses into the commercial business units described above. We also invested more than $11 million in 2000 to build and outfit state-of-the-art production facilities, including information technology infrastructure, and implement new manufacturing and business processes and systems to increase our production capacity and improve efficiency and product quality. We completed this restructuring in October 2000. We believe that Maxwell now has ample production capacity to meet current demand for our products and any near term increase in demand.

     We consolidated our ultracapacitor and radiation-shielded microelectronics manufacturing operations into a new 46,000 square foot facility in San Diego in September 2000. New manufacturing lines for our EMI filtered feedthrough manufacturing operations were completed at our 25,000 square foot facility in Carson City, Nevada, in October 2000. Our power and computing systems manufacturing operations moved into an expanded and refurbished 84,000 square foot facility in San Diego in October 2000. A new 20,000 square foot production and warehousing facility planned in Tangmere, England, will replace our existing Havant facility and provide a distribution center for products and materials for the I-Bus/Phoenix operations in France and Germany.

     All of our new production facilities have been designed with flexible overhead power grids and modular manufacturing cells and equipment that allow factory operations to be reconfigured rapidly at minimal expense. We believe that our manufacturing facilities and resources give us sufficient capacity to meet near term demand for all of our products.

ULTRACAPACITORS

     We currently are installing automated production machinery to make our small cell ultracapacitors. Together with Ismeca, Inc., a leading manufacturer of high speed automated manufacturing equipment, we designed, built, integrated and tested this equipment over the course of the past year. This automated production line is expected to give us production capacity of approximately 50,000 small cells per day. In 1999, we could produce only approximately 50 small cells per day. In 2000, with some mechanized assistance, we were able to increase production of small cells to up to 5,000 cells per day. We have also increased the production capacity for our large cell ultracapacitors from approximately 100 cells per day in early 2000, to more than 400 cells per day currently, with improved yield. We are currently redesigning our large cells to incorporate lower cost materials and facilitate high-speed automated manufacturing. In addition to significantly reducing material cost, the new design will reduce the number of components required to make a finished cell and reduce the number of manufacturing process steps to a fraction of those required for our current design. Our objective with all of our ultracapacitor products is to be the most reliable supplier of these products for customer applications that require high power density in small packages for burst mode power delivery.

     In 1998, we entered into a collaborative agreement with EPCOS AG, formerly Siemens Matsushita Components GmbH, a joint venture of Siemens AG and Matsushita Electrical Industries. The agreement provides for the sharing of PowerCache ultracapacitor technology and ongoing manufacturing developments by both parties and the nonexclusive licensing right for EPCOS to manufacture products based on PowerCache ultracapacitor technology and sell them worldwide except in the United States, Canada and Mexico. We received initial license fees and are entitled to ongoing royalties under the agreement.

EMI FILTERED FEEDTHROUGHS

     In 2000, we redesigned a major portion of our facility in Carson City, Nevada to manufacture EMI filtered feedthroughs for the implantable medical device market. Our production capacity for EMI filtered feedthroughs has increased from approximately 500 per week at the beginning of 2000 to our current weekly capacity of approximately 2,000. Our factory design will allow us to continue to increase capacity to match demand and position us to be the largest, most reliable supplier of EMI filtered feedthroughs for the implantable medical device market.

RADIATION-SHIELDED MICROELECTRONICS

     In 2000, we reengineered our production processes for radiation-shielded microelectronics, resulting in dramatic improvement in cycle time to produce and test microelectronics and a significant increase in yield of components that comply with customer-required quality and performance standards. We believe we now have top tier manufacturing capabilities for highly reliable, radiation-shielded power and computing microelectronics for the space and military electronics replacement markets.

POWER AND COMPUTING SYSTEMS

     We assemble applied computing products at our San Diego, California, Havant, England, Sophia, France, and Munich, Germany facilities. We manufacture sheet metal enclosures for the systems we sell in Europe and some that we sell in the U.S. at our Uckfield, England facility. We rely on third party suppliers for the fabrication and assembly of printed circuit boards and major subassemblies. We assemble and test power quality products at our San Diego production facility. We manufacture harnesses and transformers for power quality products and contract with third party suppliers for sheet metal and printed circuit boards.

SUPPLIERS

     We generally purchase components and materials, such as electronic components, dielectric materials and enclosures of metal and plastic, from a number of suppliers. For certain products, we rely on a limited number of suppliers or a single supplier. Our applied computing business relies on single qualified suppliers for some of its critical components, primarily CPU boards and some power supplies. The EMI filtered feedthroughs we produce rely primarily on one domestic source for wire feedthrough casings to which we attach our EMI filters. Although we believe there are alternative sources for components and materials currently obtained from a single source, there can be no assurance that we will be able to identify and qualify alternative suppliers in a timely manner. We seek to reduce our dependence on sole and limited source suppliers.

MARKETING AND SALES

     Across all our product lines, we market and sell components and systems for integration by OEMs into larger systems and other end products through both direct and indirect sales organizations in North America, Europe and Asia. As the introduction of emerging technologies requires customer acceptance of new and different technical approaches, and many of our OEM customers have rigorous vendor qualification processes, the initial sale for our products can take weeks or months.

     Our principal marketing strategy is to cultivate long-term customer relationships by becoming a preferred supplier with an opportunity to compete for multiple supply agreements and follow-on contracts with our key OEM customers. As these design-in sales tend to be technical and engineering intensive, we organize customer specific teams composed of sales, engineering, research and development and other technical personnel to work closely with our customers across multiple disciplines to satisfy their requirements for form, fit, function, environment and mechanics. As time-to-market often is the primary consideration in our customers' decisions to outsource components or systems and in their selection of a vendor, the initial sale and design-in process frequently evolves into ongoing account management to ensure on time delivery and responsive technical support and problem solving.

     Our business units conduct marketing programs intended to position and promote their products, including trade shows, seminars, advertising, public relations, distribution of product literature and websites on the Internet. We maintain a central marketing communications group to support our marketing programs. The group designs and develops marketing materials, negotiates advertising media purchases, writes and places product news releases and manages our marketing websites.

COMPETITION

     Each of our business operations has competitors, many of whom have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers. In some of the target markets for our emerging technologies, we face competition from products utilizing alternative technologies.

ULTRACAPACITORS

     Although a number of companies are developing capacitor technology, we have two principal competitors in ultracapacitor or supercapacitor products:
Panasonic, a division of Matsushita Electric Industries, Ltd.; and Ness Corporation, a privately held company. The key competitive factors are price, performance (energy stored and power delivered per unit volume), form factor, operational lifetime and breadth of product offerings. Our PowerCache ultracapacitors have two to four times greater power density and longer operational life than competing, commercially available ultracapacitors and supercapacitors. We believe that we also compete favorably with respect to the other competitive factors identified above. Ultracapacitors also compete with other technologies, including high power batteries, in power quality and automobile load-leveling applications, with flywheels in power quality and automotive applications (including as a power source for electric vehicles) and with superconducting magnetic energy storage in power quality.

EMI FILTERED FEEDTHROUGHS

     Our primary competitor in the EMI filter capacitor business is AVX Filter, a subsidiary of Kyocera Corporation. Competitive factors in this market include price, consistent availability, breadth of electromagnetic spectrum filtered and component reliability. We believe that we compete favorably with respect to each of these factors. Our EMI filter technology and its use to block EMI from interfering with implantable medical devices are protected extensively by patents, including additional patent applications, in the U.S. and in many foreign jurisdictions.

RADIATION-SHIELDED MICROELECTRONICS

     Our radiation-shielded monolithic integrated circuits (ICs), application specific integrated circuits (ASICs), processors and single board computers compete with the products of traditional radiation-hardened IC suppliers such as Honeywell Corporation and Lockheed Martin Corporation. We also have competition from commercial suppliers with product lines that have favorable radiation tolerance characteristics, such as Temic Instruments B.V. in Europe and National Semiconductor and Analog Devices Inc. Our proprietary radiation shielding technology enables us to provide flexible, low cost radiation protection solutions utilizing the most advanced commercial off-the-shelf electronic circuits. In that market segment, we compete with high reliability packaging houses such as Austin Semiconductor, Inc., White Microelectronics, Inc. and Teledyne Microelectronics, a unit of Teledyne Technologies, Inc. for monolithic and multichip modules.

POWER AND COMPUTING SYSTEMS

     Our primary competitors in the applied computing markets include RadiSys Corporation, SBS Technologies, Inc., Diversified Technology, Inc., American Advantech Corp., ICS Advent, Teknor Applicom, a Kontron company, and Trenton Technology, Inc., among others, resulting in a highly fragmented market in which no one entrant is dominant. Motorola Inc. and the Force Computer division of Solectron Corporation have entered the cPCI market, and represent strong competition in the applied computing market based on cPCI architecture. Competitive factors in this market include price, custom design expertise, functionality, fault tolerance and time-to-market. We believe we compete favorably with respect to each of these factors.

     The markets for our power quality products are highly fragmented, with no single dominant participant. In the medical and industrial markets in which our product offerings are concentrated, we compete with several participants, including Liebert Corporation, OnLine Power, Inc., Teal Electronics Corporation and Controlled Power Corporation. We believe we compete favorably in these markets on price, quality and functionality.

RESEARCH AND DEVELOPMENT

     We maintain active research and development programs to improve existing products and to develop new products. For the year ended December 31, 2000, research and development expenditures totaled approximately $8.7 million, as compared to $6.4 million, $6.8 million and $5.8 million in the year ended December 31, 1999, and in the fiscal years ended July 31, 1999 and 1998, respectively. We intend to increase our investment in research and development in calendar year 2001 over prior years.

     In general, our product development focuses on:

     - enhancing existing products and developing technologically advanced products;

     -    developing new products to meet identified market opportunities; and

     - making our products more reliable, more compact and less expensive to manufacture to meet the performance, form factor and pricing demands of our customers.

     Most of the current research, development and engineering activity of the Electronic Components Group is focused on material sciences, including electrically conducting and dielectric materials, ceramics and radiation tolerant silicon and ceramic composites, to improve performance, reliability, ease of manufacture and cost of our electronic components. Efforts also are focused on product design for high volume manufacturing.

     We currently are reengineering our large cell ultracapacitors to double power density and dramatically reduce cost. The new design consists of proprietary technology in a low cost, high capacity package. The new large cell design also incorporates a form factor and assembly process suited for high-speed automated manufacturing. The goal of this initiative is to penetrate cost sensitive applications at very high volumes (millions of cells per year beginning in 2004). The initiative involves product design, reduced material cost and automated manufacturing.

     I-Bus/Phoenix's research, development and engineering efforts are focused on joint projects with OEM customers, resulting in customer computing and power system level products tailored to customer requirements. We invest our resources in the research and development of technology building blocks such as:

     -    CPU board design and applied modules and platforms;

     -    power conditioning, storage and distribution platforms;

     -    Design processes and tools; and

     - high availability, application-ready systems integration capabilities, including software operating systems.

     Our engineering staff works closely with customers to operate as a "virtual division" interacting with the customer's internal organization to develop computing and power systems that satisfy specific customer requirements. We typically retain the rights to any technology developed as part of joint design programs.

INTELLECTUAL PROPERTY

     As our commercial businesses expand, we are placing increased emphasis on patents to provide protection for certain key technologies and products. Our success will depend in part on our ability to maintain our patents, add to them where appropriate, and to develop new products and applications without infringing the patent and other proprietary rights of third parties, and without breaching or otherwise losing rights in technology licenses we have obtained.

     We have well established patent portfolios covering the various technologies associated with our electronic components businesses, consisting of 22 issued patents and 18 patent applications in the United States. We also routinely secure corresponding foreign patents in principal countries of Europe, Asia and in Canada. Our power and computing systems business involves designs based largely on industry standard architecture and patents have not been an important competitive factor. This may change, however, as the designs to meet high availability requirements become more complex and proprietary. We have filed one patent application in this area and are pursuing others.

     Establishing and maintaining proprietary products and technologies is a key element of our success. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that these steps will be adequate to prevent misappropriation by third parties, or will be adequate under the laws of some foreign countries, which may not protect our proprietary rights to the same extent as do the laws of the United States.

     We use employee and third party confidentiality and nondisclosure agreements to protect our trade secrets and unpatented know-how. We require each of our employees to enter into a proprietary rights and nondisclosure agreement in which the employee agrees to maintain the confidentiality of all proprietary Company information and, subject to certain exceptions, to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In addition, we regularly enter into nondisclosure agreements with third parties, such as potential joint venture partners and customers.

BACKLOG

     Our backlog for continuing operations as of December 31, 2000 and 1999 amounted to approximately $36 million, and $34 million, respectively. Backlog consists of firm orders for products not yet delivered. We expect to deliver substantially all of our current backlog within 12 months.

GOVERNMENT REGULATION

     Clinical and commercial application of our EMI filtered feedthroughs for the implantable medical device market is subject to regulation by the FDA. The FDA regulates pre-clinical and clinical testing, manufacture, labeling, storage, distribution and promotion of food and medical products and processes. Our EMI filters have been approved for use in cardiac pacemakers and implantable defibrillators manufactured by certain medical device OEMs, and our filtered feedthroughs are a component of new products being developed by our OEM customers that are now undergoing clinical trials as part of the FDA approval process.

     Required testing and the preparation and processing of FDA applications may take several years to complete. There is no assurance that the FDA will act favorably, and we, or our customers may encounter significant difficulties or costs in obtaining FDA approvals. Those costs or delays may preclude us from marketing regulated products or may furnish an advantage to our competitors. The FDA may also require post marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of our products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     The testing, sale and application of our computing and power systems require compliance and certification with a number of U.S. and foreign standards for electromechanical systems, such as Underwriters Laboratories (UL), Canadian Standards Association (CSA) and Committee European (CE). We incorporate compliance with such standards into the quality assurance protocols in building and testing our computing and power products.

     Because of the nature of our operations and the use of hazardous substances in some of our ongoing manufacturing and research and development activities, we are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes.

FOREIGN SALES

     Our revenue from customers outside of the United States was $25.8 million and $25.3 million in the years ended December 31, 2000 and 1999, respectively, and $10.7 million, $24.0 million, and $14.8 million in the five months ended December 31, 1999 and in the fiscal years ended July 31, 1999 and 1998, respectively. Of the total foreign sales in the year ended December 31, 2000, the five months ended December 31, 1999 and the fiscal years ended July 31, 1999 and 1998, $12.4 million, $5.6 million, $12.2 million and $7.8 million, respectively, were attributable to sales to customers located in the United Kingdom.

EMPLOYEES

     At December 31, 2000, our continuing operations had 702 full-time employees, including 293 employees within the Electronic Components Group, 377 within I-Bus/Phoenix and 32 at the corporate level. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

DISCONTINUED OPERATIONS - PUREPULSE TECHNOLOGIES

OVERVIEW - PUREBRIGHT PATHOGEN INACTIVATION

     We are exploring strategic alternatives for our PurePulse subsidiary, which we expect will result in the sale of all or a majority interest in the business in 2001. PurePulse has been classified as a discontinued operation for financial reporting purposes.

     PurePulse is developing PureBright sterilization and purification systems to inactivate viruses and other pathogens that contaminate products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components, and biopharmaceuticals, and in the production of vaccines. PureBright systems employ pulsed power technology to produce broad spectrum pulsed light (BSPL) 90,000 times more intense than sunlight at sea level to inactivate viruses and other pathogens while preserving the efficacy of beneficial proteins and other therapeutic compounds.

     Base material passes through a BSPL chamber and receives one or more flashes to inactivate all viruses and other microbial contaminants in the material. Each BSPL flash, lasting a fraction of a second, inactivates pathogens in base materials without generating heat or other undesirable residual effects in the sterilization process. PurePulse has developed PureBright systems that are used commercially to sterilize medical products and packaging. Prototype PureBright systems also have been developed to purify water.

PUREBRIGHT SYSTEM VS. CURRENT METHODOLOGIES

     Producers of blood products, vaccines, biopharmaceuticals and other medical products currently rely on screening tests to avoid the use of contaminated starting materials and on manufacturing processes that inactivate pathogens. Pathogen inactivation processes currently in use include heat, solvent detergent, and gamma radiation. None of these processes is entirely satisfactory. Chemical solvents added to base materials to inactivate viruses must later be removed, which often results in a loss of valuable base material. Heat treatment for virus activation, in addition to causing damage to beneficial proteins and some loss of base material, takes up to 72 hours. Additionally, some pathogens, such as human parvovirus and hepatitis A, are resistant to currently approved inactivation methods.

     By contrast, extensive pre-clinical testing of our PureBright systems by multiple strategic partners in the blood fractionation, vaccine and biopharmaceutical industries has shown BSPL treatments of only a few seconds' duration to be effective in inactivating viruses by breaking down the nucleic acids required for viral reproduction. And, because therapeutic protein base materials are made up of amino acids that are not damaged by BSPL at levels required for virus inactivation, recovery of PureBright treated protein base materials is in the range of 95-100 percent. PureBright is of interest for vaccine production because BSPL treatments break down genetic material required for viral reproduction and leave intact viral protein structures that are used as antigenic material. We believe that this may allow development of more potent vaccines, reduce the risk of adverse reactions and eliminate the need for harsh chemical additives.

MARKET SIZE AND BUSINESS FOCUS

     Blood fractionation companies and producers of vaccines and certain biopharmaceuticals pay royalties for pathogen inactivation with respect to estimated annual end product sales of $15 billion. PureBright technology has also been applied successfully to medical devices and solutions that represent a global market of $8 billion. Other potential applications for PureBright include point of use systems for purifying drinking water, as well as purification of bottled water. Sales of such systems and bottled water exceed $10 billion annually.

     At the beginning of 2000, we restructured PurePulse to focus on inactivation of pathogens that contaminate high value products sourced from human or animal tissues. Prior to that time, PurePulse had developed sterilization systems and opportunities for food processing, high volume water purification and surgical and medical instrument sterilization.

STRATEGIC COLLABORATIONS

     Since the beginning of 2000, we have entered into collaboration agreements with five global market leaders in the plasma derivative and vaccine markets to participate in the development of inflow PUREBRIGHT systems for incorporation and evaluation in their pharmaceutical product manufacturing lines for multiple products per collaborator. These development programs require us to deliver advanced design PUREBRIGHT systems in 2001 for testing and evaluation, and for each collaborator to begin clinical and regulatory work in late 2001 or in 2002.

     We also have developed BSPL based prototype water purification systems that inactivate microbial contaminants in water, including cryptosporidium, which is not affected by many other water treatment processes. Our prototype purification systems vary in capacity from 4 gallons of water per minute to 250 gallons per minute. Such systems can be installed at the point of entry into a food service, grocery or manufacturing facility. PUREBRIGHT also can be used to purify bottled water after it has been packaged and sealed with a compatible translucent packaging material. While market data suggest that a significant market exists for water applications, we believe that penetration of this market will require assistance from one or more marketing partners, which we are pursuing.

                                  RISK FACTORS

     AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION INCLUDED IN THIS FORM 10-K BEFORE INVESTING IN OUR COMMON STOCK. OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED IF ANY OF THE FOLLOWING RISKS OCCUR. IN ANY SUCH CASE, THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO BUY OUR COMMON STOCK.

     THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES, INCLUDING THOSE NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL, MAY ALSO RESULT IN DECREASED REVENUES, INCREASED EXPENSES OR OTHER EVENTS WHICH COULD RESULT IN A DECLINE IN THE PRICE OF OUR COMMON STOCK.

WE MAY NOT BE ABLE TO DEVELOP OR MARKET COMMERCIAL PRODUCTS SUCCESSFULLY WHICH WOULD PREVENT US FROM ACHIEVING OR MAINTAINING PROFITABILITY IN THE FUTURE.

     Historically, we have relied in part upon government contracts to fund our research and development, and we have derived a significant portion of our revenues from the government sector. We have signed letters of intent and are scheduled to close the sale of our defense contracting business by the end of March 2001. After the sale of that business, we will generate revenue solely from developing, manufacturing and marketing commercial products. If we are unable to successfully develop or market commercial products, we may not achieve or maintain profitability in the future.

     We have recently introduced many of our products into commercial markets and, upon such introductions, we also must introduce our capabilities as a reliable supplier of these products. Some of our products are alternatives to established products or provide capabilities that do not presently exist in the marketplace. Our products are sold in highly competitive and rapidly changing markets. The success of our products is significantly affected by their cost, technology standards and end user preferences. In addition, the success of our products depends on a number of factors, including our ability to:

     - maintain an engineering and marketing staff sufficiently skilled to identify and design new products;

     - overcome technical, financial and other risks involved in introducing new products and technologies;

     - identify and develop a market for our new products and technologies and accurately anticipate demand;

     -    develop appropriate commercial sales and distribution channels;

     -    develop and manufacture new products at competitive prices;

     - increase our manufacturing capacity and improve manufacturing efficiency;

     - respond to technological changes by improving our existing products and technologies;

     - demonstrate that our products have technological and/or economic advantages over the products of our competitors; and

     - respond to competitors that are more experienced, have significantly greater resources, and have a larger base of customers.

WE MAY EXPERIENCE DIFFICULTY MANUFACTURING OUR PRODUCTS, WHICH WOULD PREVENT US FROM ACHIEVING INCREASED SALES AND MARKET SHARE.

     We may experience difficulty in manufacturing our products in increased quantities, outsourcing the manufacturing of our products and improving our manufacturing process. If we are unable to manufacture our products in increased quantities, or if we are unable to outsource the manufacture of our products or improve the manufacturing process, we may be unable to increase sales and market share for our products. We have limited experience in manufacturing our products in high volume. It may be difficult for us to achieve the following results:

     - increase the quantity of the new products we manufacture, especially those products that contain new technologies;

     - reduce our manufacturing costs to a level needed to produce adequate profit margins; and

     -    design and procure automated manufacturing equipment.

     It may also be difficult for us to solve management, technological, engineering and other problems related to our manufacturing processes. These problems include production yields, quality assurance, component supply and shortages of qualified management and other personnel. In addition, we may elect to have some of our products manufactured by third parties. If we outsource the manufacture of our products, we will face risks with respect to quality assurance, cost and the absence of close engineering support.

WE MAY BE UNABLE TO PRODUCE OUR ULTRACAPACITORS IN COMMERCIAL QUANTITIES OR REDUCE THE COST OF PRODUCTION ENOUGH TO BE COMMERCIALLY VIABLE FOR WIDESPREAD APPLICATION.

     If we are not able to produce large quantities of our ultracapacitors in the near future at a dramatically reduced per unit cost, our ultracapacitors may not be a commercially viable alternative to traditional or other alternative power delivery devices. Although we have already begun selling a new type of PowerCache ultracapacitor designed for automotive and transportation applications, we have only produced this ultracapacitor in limited quantities and at a relatively high cost as compared with traditional power delivery devices. We are currently investing significant resources in automating and scaling up our manufacturing capacity to permit us to produce this product in large, commercial quantities sufficient to meet the needs of our potential customers. In particular, because these products are very complex to manufacture, we cannot be certain that we will be able to maintain quality standards at high production levels. Furthermore, we believe based on discussions with potential customers in the automotive and transportation industry that our ultracapacitors will not provide a commercially viable solution for our customers' needs unless we are able to reduce the per unit cost dramatically below our current per unit cost. If we are not successful in producing large quantities of ultracapacitors in the near future, we may not be able to generate sufficient revenue from this product to recapture our significant investment in the development and manufacturing scale-up of this product and our overall business prospects will be significantly impaired.

OUR ULTRACAPACITORS DESIGNED FOR AUTOMOTIVE AND TRANSPORTATION APPLICATIONS MAY NOT GAIN WIDESPREAD COMMERCIAL ACCEPTANCE.

     We have designed one of our PowerCache ultracapacitor products primarily for use in automotive and transportation applications. Currently, most of the major automotive companies are pursuing large initiatives to develop alternative power sources for cars and trucks and to replace the traditional 12-volt electrical system with a 42-volt system. We believe our ultracapacitor provides an innovative, alternative power solution for both of these applications and are currently in discussions with several major automotive companies and their suppliers with regard to designing our ultracapacitor into their future products. However, there are many competing technologies such as nickel metal hydride batteries, combustion engines using alternative fuels and competing ultracapacitors. In particular, although we are currently working with the Allison Transmission division of General Motors Corporation in the early stages of incorporating our ultracapacitors into its first generation of hybrid drive trains, GM is under no obligation to ultimately use our ultracapacitors in their products or purchase any minimum quantity of our ultracapacitors. We believe that the long-term success of our ultracapacitors will be determined by our ability to outperform the competing technologies and to have our ultracapacitors widely designed into the next generation of the power drive trains in hybrid powered cars and trucks and the first generation of 42-volt electrical systems. If our ultracapacitors fail to achieve widespread commercial acceptance in this next generation of automotive products, our revenues will be adversely impacted in future periods and our overall business prospects will be significantly impaired.

WE HAVE A HISTORY OF LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE, WHICH MAY DECREASE THE MARKET VALUE OF OUR STOCK.

     We have incurred net losses in our most recent fiscal year and in three of our past five fiscal periods. In the future, we may experience significant fluctuations in our revenues and we may incur net losses from period to period as a result of a number of factors, including the following:

     - the amounts invested in developing and marketing our products in any period as compared to the volume of sales of those products in the same period;

     -    fluctuations in demand for our products by OEMs;

     - the prices at which we sell our products and services as compared to the prices of our competitors;

     - the timing of our product introductions as compared to those of our competitors;

     -    the profit margins on our mix of product sales; and

     - the dilution, debt, expenses, and/or charges we incur as part of our acquisition strategy.

     In addition, we incur significant costs developing and marketing products based on new technologies. For example, we expect our investment in PurePulse to significantly exceed the revenues achieved by that operation, and operating losses due to this investment will continue until such time as we complete a strategic transaction for the business.

     We anticipate that, in order to increase our market share, we may sell our products and services at profit margins below those we ultimately expect to achieve and/or significantly reduce the prices of our products and services in a particular quarter or quarters. The impact of the foregoing may cause our operating results to be below the expectations of public market analysts and investors, which may decrease the market value of our stock.

IF OUR OEM CUSTOMERS FAIL TO SELL A SUFFICIENT QUANTITY OF PRODUCTS INCORPORATING OUR COMPONENTS, OR IF THE OEM'S SALES TIMING AND VOLUME FLUCTUATES, IT WOULD PREVENT US FROM ACHIEVING INCREASED SALES AND MARKET SHARE.

     Sales to a relatively small number of OEMs, as opposed to direct retail sales to customers, make up a significant percentage of our revenues. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products of our OEM customers. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEM's sales timing and volume fluctuates, it could prevent us from achieving sales. Our OEM customers typically require a long development and engineering process before incorporating our products and services into their systems and products. This period of time is in addition to the time we spend on basic research and product development. As a result, we are vulnerable to changes in technology or end user preferences.

     Our opportunity to sell our products to our OEM customers typically occurs at infrequent intervals, depending on when the OEM customer designs a new product or enhances an existing one. If we are not aware of an OEM's product development schedule, or if we cannot provide components or technologies when they develop their products, we may miss an opportunity that may not reappear for some time.

OUR ABILITY TO INCREASE MARKET SHARE AND SALES DEPENDS ON OUR ABILITY TO SUCCESSFULLY HIRE AND TRAIN MARKETING AND SALES PERSONNEL.

     We have limited experience marketing and selling our products. To sell our products, we need to train marketing and sales personnel to effectively demonstrate the advantages of our products over the products offered by our competitors. The highly technical nature of the products we offer requires that we retain and attract adequate marketing and sales personnel, and we may have difficulty doing that in a highly competitive employment market. Also, as part of our sales and marketing strategy, we enter into arrangements with distributors and sales representatives and depend upon their efforts to sell our products. Our arrangements with outside distributors and sales representatives may not be successful.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY, WE COULD LOSE OUR COMPETITIVE ADVANTAGE IN EACH OF THE INDUSTRY SEGMENTS IN WHICH WE DO BUSINESS.

     Our success depends on establishing and maintaining our intellectual property rights. If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in each of the industry segments in which we do business. Although we try to protect our intellectual property rights through patents, trademarks, copyrights, trade secrets and other measures, these steps may not prevent misappropriation by third parties. We have taken steps to protect our intellectual property rights under the laws of certain foreign countries, but our efforts may not be effective to the extent that foreign laws are not as protective as United States laws. In addition, we face the possibility that third parties might "reverse engineer" our products in order to determine their method of operation and produce and introduce competing products.

     As our business has expanded, we have emphasized protecting our technologies and products through patents. Our success depends on maintaining our patents, adding to them where appropriate, and developing products and applications without infringing on the patent and proprietary rights of others. The following risks are involved in protecting our patents:

     - our patents may be circumvented or challenged and held unenforceable or invalid;

     - our pending or future patent applications, if any, may not be issued in a timely manner and may not provide the protections we seek; and

     - others may claim rights in the patented and other proprietary technology that we own or license.

     If our patents are invalidated or if it is determined that we, or the licensor of the patent, does not hold sole rights to the patent, we could lose our competitive advantage in each of the industry segments in which we do business.

     Competing research and patent activity in our product areas is substantial. Conflicting patent and other proprietary rights claims may result in disputes or litigation. Although we do not believe that our products or proprietary rights infringe third party rights, infringement claims could be asserted against us in the future. Also, we may not be able to stop a third party product from infringing our proprietary rights without litigation. If we are subject to such claims, or if we are forced to bring such claims, we could endure time-consuming, costly litigation resulting in product shipment delays and possible damage payments or injunctions which prevent us from making, using or selling the infringing product. We may also be required to enter into royalty or licensing agreements as part of a judgment or settlement which could have a negative impact on the amount of revenue derived from our products or proprietary rights.

WE FACE RISKS ASSOCIATED WITH THE MARKETING, DISTRIBUTION AND SALE OF OUR PRODUCTS INTERNATIONALLY, AND IF WE ARE UNABLE TO EFFECTIVELY MANAGE THESE RISKS, IT COULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS ABROAD.

     We derive a significant portion of our revenues from sales to customers located outside the United States. We expect our international sales to continue to represent a significant and increasing portion of our future revenues. As a result, our business will continue to be subject to certain risks, such as foreign government regulations, export controls, changes in tax laws, tax treaties, tariffs and freight rates. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad.

     We have only recently established or acquired operations in foreign countries. Since we are relatively inexperienced in managing our international operations, we may be unable to focus on the operation and expansion of our worldwide business and to manage cultural, language and legal differences inherent in international operations. In addition, to the extent we are unable to effectively respond to political, economic and other conditions in these countries, our business, results of operations and financial condition could be materially adversely affected. Moreover, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could increase our tax rates.

     As a result of our international operations, the United States dollar amount of our revenue and expenses is impacted by changes in foreign currency exchange rates.

WE MAY FACE DIFFICULTIES IN OBTAINING FOOD AND DRUG ADMINISTRATION APPROVAL FOR CERTAIN OF OUR PRODUCTS, WHICH COULD PREVENT US FROM MARKETING SUCH PRODUCTS.

     Some of our products, such as EMI filters, are subject to the approval process of the Food and Drug Administration because they are used in or with medical devices or processes. There are many aspects of the FDA approval process that could impact our ability to bring our products to market, including the following:

     - the FDA testing and application process is expensive and lengthy, and varies based on the type of product;

     -    our products may not ultimately receive FDA approval or clearance;

     - the FDA may restrict a product's intended use as a condition to approving or clearing such product, or place conditions on any approval that restrict commercial applications of such products;

     - the FDA may require post-marketing testing and surveillance to monitor the effects of products it initially approves; and

     - the FDA may withdraw its approval or clearance of any product if compliance with regulatory standards is not maintained, or if problems occur following initial marketing.

     If we fail to comply with existing or future regulatory requirements we may face, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the United States government to grant pre-market clearance or pre-market approval for products, withdrawal of marketing clearances or approvals and criminal prosecution.

     Although several pacemaker manufacturers have included our EMI filters in their new pacemaker designs, these products have not yet been approved by the FDA. We are unable to predict when, if ever, the FDA will approve these products for commercial sale. We will not generate any significant revenue from these products until and unless the pacemakers or other products into which they are incorporated are available for commercial sale.

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, WE COULD LOSE OUR TECHNOLOGICAL AND COMPETITIVE ADVANTAGE IN SOME PRODUCT AREAS AND BUSINESS SEGMENTS.

     Since we primarily focus on emerging technologies, our success depends upon the continued service of our key technical and senior management personnel. Some of our engineers are the key developers of our products and technologies and are recognized as leaders in their area of expertise. The loss of such engineers to our competitors could threaten our technological and competitive advantage in some product areas and business segments.

     Our performance also depends on our ability to identify, hire, train, retain and motivate high quality personnel, especially key operations executives and highly skilled engineers. The industries in which we compete are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. Our employees may terminate their employment with us at any time.

IF WE ARE UNABLE TO SECURE QUALIFIED AND ADEQUATE SOURCES FOR OUR MATERIALS, COMPONENTS AND SUB-ASSEMBLIES WE MAY NOT BE ABLE TO MAKE OUR PRODUCTS AT COMPETITIVE COSTS AND WE MAY HAVE DIFFICULTY MEETING CUSTOMER DEMAND WHICH COULD DAMAGE OUR RELATIONSHIPS WITH OUR CUSTOMERS.

     Our ability to manufacture products depends in part on our ability to secure qualified and adequate sources of materials, components and sub-assemblies at prices that enable us to make our products at competitive costs. Some of our suppliers are currently the sole source of one or more items that we need to manufacture our products. Although we seek to reduce our dependence on sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary material effect on our business and results of operations, and damage customer relationships. On occasion, we have experienced difficulty in obtaining timely delivery of supplies from outside suppliers. This has adversely impacted our delivery time to our customers and there can be no assurance that such supply problems will not recur.

WE MAY NOT BE ABLE TO OBTAIN A SUFFICIENT AMOUNT OF CAPITAL NEEDED TO GROW OUR BUSINESS WHICH COULD REQUIRE US TO CHANGE OUR BUSINESS STRATEGY AND RESULT IN DECREASED PROFITABILITY AND CAUSE A LOSS OF CUSTOMERS.

     We believe that in the future we will need a substantial amount of capital for a number of purposes including the following:

     - to meet anticipated volume production requirements for several of our product lines, in particular our ultracapacitors, which require high-speed automated production lines to achieve targeted customer volume and price requirements;

     - to expand our manufacturing capabilities and establish viable production alternatives;

     -    to fund our continuing expansion into commercial markets;

     -    to achieve our long-term strategic objectives;

     -    to maintain and enhance our competitive position; and

     - to acquire new or complementary businesses, product lines and technologies.

     There can be no assurance that the necessary additional financing will be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to change or delay our planned product commercialization strategy or our anticipated facilities expenditures which could result in decreased profitability and cause a loss of customers.

WE COULD INCUR SIGNIFICANT LIABILITIES IF WE DO NOT COMPLY WITH THE ENVIRONMENTAL REGULATIONS APPLICABLE TO OUR OPERATIONS.

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

OUR FINANCIAL CONDITION COULD BE NEGATIVELY AFFECTED IF WE ISSUE ADDITIONAL STOCK OF OUR SUBSIDIARIES.

     We operate our businesses through separate subsidiaries. In the future, we could engage in public offerings or other sales of the common stock of our subsidiaries, sales of entire subsidiaries or make strategic acquisitions using subsidiary stock. For example, our September 2000 acquisition of Gateworks Corporation was accomplished with a combination of cash and I-Bus/Phoenix stock. We may use subsidiary stock for future acquisitions if our board of directors determines that it is in the best interests of our stockholders to do so. Issuance of additional subsidiary stock could adversely affect our financial condition and results of operations. For example, any public offering or other sale of a minority portion of a subsidiary's stock would reduce that subsidiary's contribution to our net income and earnings per share, and could reduce our net proceeds if we were to sell that subsidiary.

ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS COULD PREVENT TRANSACTIONS WHICH ARE IN THE BEST INTEREST OF OUR STOCKHOLDERS.

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

     We have adopted a program under which our stockholders have rights to purchase our stock directly from us at a below-market price if a company or person attempts to buy us without negotiating with the Board. This program is intended to encourage a buyer to negotiate with us, but may have the effect of discouraging offers from possible buyers.

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

OUR COMMON STOCK EXPERIENCES LIMITED TRADING VOLUME AND OUR STOCK PRICE HAS BEEN VOLATILE.

     Our common stock is traded on the Nasdaq National Market. The trading volume of our common stock each day is relatively low. This means that sales or purchases of relatively small blocks of stock can have a significant impact on the price at which our stock is traded. We believe that factors such as quarterly fluctuations in financial results, announcements of new technologies impacting our products, announcements by competitors or changes in securities analysts' recommendations could cause the price of our stock to fluctuate substantially. These fluctuations, as well as general economic conditions such as recessions or higher interest rates, may adversely affect the market price of our common stock.

ITEM 2.     PROPERTIES

     We conduct our operations in the following major facilities:

                                                       APPROXIMATE
LOCATION                                               SQUARE FEET     USES                          LEASED/OWNED
----------------------------------------------------   -----------     -------------------------     ------------
MAXWELL ELECTRONIC COMPONENTS GROUP, INC.
San Diego, California(1)                                   45,500      Manufacturing; R&D;              Leased
                                                                       sales and administration
Carson City, Nevada                                        25,000      Manufacturing; R&D;              Owned
                                                                       sales and administration

I-BUS/PHOENIX, INC.
San Diego, California                                      84,500      Manufacturing and                Owned
                                                                       assembly and test; R&D;
                                                                       sales and administration
Havant, Hampshire, England                                 12,000      Manufacturing and                Leased
                                                                       assembly and test; R&D;
                                                                       sales and administration
Uckfield East Sussex, England                              11,000      Manufacturing                    Leased
Munich, Germany                                             8,900      Assembly and test; sales         Leased
                                                                       and administration
Sophia, France                                              3,100      Assembly and test; sales         Leased
                                                                       and administration
PUREPULSE TECHNOLOGIES, INC.
San Diego, California                                      20,000      Administration; R&D              Leased

---------------

(1)  Our corporate offices are also located in this facility.

     In addition, we occupy other small sales and research facilities in the United States and Europe. We also sublease certain other leased facilities to third parties.

ITEM 3.     LEGAL PROCEEDINGS

     As of the date of this Form 10-K, we are not engaged in any legal proceedings that we expect will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 15, 2000, the Company mailed a Consent Solicitation Statement to its shareholders seeking the approval of the shareholders by written consent in lieu of a meeting of a proposed amendment to the Company's 1995 Stock Option Plan to increase the number of shares authorized for issuance by 950,000. Approval was obtained on November 21, 2000 with holders of a total of 6,181,940 shares (or 62.7% of the total outstanding on the record date of September 24, 2000) casting votes. Of the shares voted, 4,941,147 shares, or 50.1% of the total outstanding on the record date, were voted in favor of the amendment; 1,167,933 shares, or 11.8% of the total outstanding on the record date, were voted against the amendment; and 72,860 shares, or 0.7% of the total outstanding on the record date, were cast to abstain.

ITEM 4.1     EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive officers of the Company are set forth below. The Company's officers serve at the pleasure of the Board of Directors.

NAME                             AGE          POSITION
--------------------             ----         ----------------------------------------------------------------------
Carlton J. Eibl                  40           President,   Chief  Executive  Officer  and  Director.   Mr. Eibl  was
                                              appointed a director in July 1998  and named chief  executive  officer and president in November 1999.  From February 1999  until he formally joined us on December 1,  1999, Mr. Eibl served as president and chief
                                              operating   officer  of  Stratagene   Corporation,   a  privately-held
                                              biotechnology  company.  Mr. Eibl  previously  held various  executive
                                              positions  with  Mycogen  Corporation,   a  publicly-held  diversified
                                              agribusiness  and  biotechnology  company.  Mr. Eibl joined Mycogen in
                                              1993 as executive  vice  president  and general  counsel.  In 1995, he was appointed  president and chief operating officer of Mycogen and in
                                              1997 he became  chief  executive  officer.  The Dow  Chemical  Company acquired Mycogen at the end of 1998.

Richard D. Balanson              51           Vice  President,  President of Maxwell  Electronic  Components  Group,
                                              Inc.  Mr. Balanson  is  corporate  vice  president  and  president  of
                                              Maxwell  Electronic  Components  Group,  Inc.  From 1996 until joining
                                              Maxwell  in  August 1999,  Mr. Balanson  was the  president  and chief operating officer for 3D Systems, a  California-based  manufacturer of rapid prototyping equipment.  From 1994 to 1996,  Mr. Balanson was the general  manager and executive vice  president of Maxtor  Corporation, and before that was president and chief  operating  officer of Applied
                                              Magnetics Corporation.

Vickie L. Capps                  39           Vice  President,  Finance  and  Administration,  Treasurer  and  Chief
                                              Financial  Officer.  Ms. Capps served Wavetek Wandel  Golterman,  Inc.
                                              as group controller from 1992 through 1994, vice president,  corporate finance from 1994 through 1996 and then chief  financial  officer from
                                              1996   through   1999,   prior  to  joining   Maxwell  in   July 1999.
                                              Previously, she spent 10 years with the firm of Ernst & Young LLP.

Donald M. Roberts                52           Vice  President,  General  Counsel  and  Secretary.   Mr. Roberts  has
                                              served as general  counsel  since  joining us in  April 1994,  and was appointed  secretary in June 1996 and vice president in  January 1999.
                                              For more than five years prior to that,  Mr. Roberts was a shareholder of the law firm of Parker,  Milliken,  Clark,  O'Hara &  Samuelian,  a
                                              Professional  Corporation,  and  a  partner  of  the  predecessor  law partnership,  and in that  capacity  had served as our  outside  legal advisor for more than ten years.

Ted Toch                         52           Vice President,  President of PurePulse  Technologies,  Inc.  Mr. Toch
                                              joined us in June 1998 as corporate  vice  president  and president of
                                              PurePulse  Technologies,  Inc. Prior to joining PurePulse Technologies he was vice  president of marketing  and sales for Johnson & Johnson's
                                              Advanced  Sterilization  Products  Division  from  1993 to  1998  with earlier  experience  as  vice-president  and  general  manager  of the
                                              Instruments Division of Nellcor, Inc.

John D. Werderman                54           Vice President,  President of  I-Bus/Phoenix,  Inc.  Mr. Werderman was
                                              named  corporate vice president and president of  I-Bus/Phoenix,  Inc.
                                              in  July 1997.  Previously,  Mr. Werderman  served as chief  operating officer  of  Maxwell  Technologies  Systems  Division,  Inc.  Prior to
                                              joining  Maxwell in  October 1996,  Mr. Werderman  worked for M/A.COM,
                                              Inc.  for over 15  years,  most  recently  as  President  and  General
                                              Manager of their Baltimore,  Maryland  operation,  M/A.COM  Government
                                              Products, Inc.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "MXWL" since 1983. The following table sets forth the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

                                                                                          HIGH           LOW
                                                                                         -------        -------
      CALENDAR YEAR ENDED DECEMBER 31, 1999 (1)         First Quarter.............       $39.625        $22.000
                                                        Second Quarter............        24.250         18.188
                                                        Third Quarter.............        30.688         11.750
                                                        Fourth Quarter............        12.875          7.875

      CALENDAR YEAR ENDED DECEMBER 31, 2000             First Quarter.............       $17.000        $10.250
                                                        Second Quarter............        16.922         10.563
                                                        Third Quarter.............        19.063         13.875
                                                        Fourth Quarter............        17.500         13.813

(1) We changed our fiscal year to a calendar year effective January 1, 2000. We previously reported results on a fiscal year of August 1 through July 31.

     The last reported sale price of common stock on the Nasdaq National market on March 15, 2001, was $19.43 per share. As of December 31, 2000, there were 513 holders of record of the Company's Common Stock.

     We currently anticipate that any earnings will be retained for the development and expansion of our business and, therefore, we do not anticipate paying dividends on our Common Stock in the foreseeable future. In addition, under our bank credit agreement, neither we nor any of our subsidiaries may, directly or indirectly, pay any cash dividends to our stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated statement of operations data for the fiscal years ended July 31, 1996 and 1997 and consolidated balance sheet data as of July 31, 1996, 1997, 1998 and 1999 are derived from audited consolidated financial statements of the Company not included in this Form 10-K. The following selected consolidated statement of operations data for the fiscal years ended July 31, 1998 and 1999, the five months ended December 31, 1999 and the fiscal year ended December 31, 2000, and consolidated balance sheet data as of December 31, 1999 and December 31, 2000 are derived from the Consolidated Financial Statements of the Company and Notes thereto included herein, which have been audited by Ernst & Young LLP, independent auditors. All selected consolidated financial data presented has been restated to reflect certain businesses divested and to be divested by the Company as discontinued operations. The following selected data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements" appearing elsewhere in this Form 10-K.

                                                                                     YEARS ENDED JULY 31,
                                                                    ------------------------------------------------
                                                                       1996        1997          1998         1999
                                                                    ---------    ---------    ---------    ---------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Continuing Operations:
     Sales ......................................................   $  42,565    $  63,736    $  78,014    $ 102,878
     Cost of sales ..............................................      30,150       36,734       48,570       70,044
                                                                    ---------    ---------    ---------    ---------
     Gross profit ...............................................      12,415       27,002       29,444       32,834
     Operating expenses:
         Selling, general and administrative ....................      14,421       14,608       18,901       26,070
         Research and development ...............................       1,913        3,014        5,823        6,779
         Restructuring, acquisition and other charges ...........       1,202         --          3,889        2,620
                                                                    ---------    ---------    ---------    ---------
              Total operating expenses ..........................      17,536       17,622       28,613       35,469
                                                                    ---------    ---------    ---------    ---------
     Operating income (loss) ....................................      (5,121)       9,380          831       (2,635)
     Interest expense ...........................................        (368)        (220)        (338)        (404)
     Interest income and other, net .............................          44          194        1,343          565
                                                                    ---------    ---------    ---------    ---------
     Income (loss) from continuing operations before income
         taxes, minority interest and cumulative effect of change
         in accounting principle ................................      (5,445)       9,354        1,836       (2,474)
     Provision (credit) for income taxes ........................       1,738        1,473          413       (6,417)
     Minority interest in net income (loss) of subsidiaries .....        --           --           --              4
                                                                    ---------    ---------    ---------    ---------
     Income (loss) from continuing operations ...................      (7,183)       7,881        1,423        3,939
Discontinued operations, net of tax:
     Income (loss) from operations ..............................      (6,239)      (1,374)      (3,130)       7,129
     Gain (provision for estimated loss) on disposal ............        --           --           --           --
                                                                    ---------    ---------    ---------    ---------
                                                                       (6,239)      (1,374)      (3,130)       7,129

Cumulative effect of change in accounting principle .............         564         --           --           --
                                                                    ---------    ---------    ---------    ---------
Net income (loss) ...............................................   $ (13,986)   $   6,507    $  (1,707)   $  11,068
                                                                    =========    =========    =========    =========

Basic net income (loss) per share:
     Income (loss) from continuing operations ...................   $   (1.13)   $    1.16    $    0.17    $    0.42
     Income (loss) from discontinued operations .................       (0.98)       (0.20)       (0.37)        0.76
     Cumulative effect of change in accounting principle ........       (0.09)        --           --           --
                                                                    ---------    ---------    ---------    ---------
Basic net income (loss) per share ...............................   $   (2.20)   $    0.96    $   (0.20)   $    1.18
                                                                    =========    =========    =========    =========
Diluted net income (loss) per share:
     Income (loss) from continuing operations ...................   $   (1.13)   $    1.06    $    0.16    $    0.40
     Income (loss) from discontinued operations .................       (0.98)       (0.19)       (0.35)        0.72
     Cumulative effect of change in accounting principle ........       (0.09)        --           --           --
                                                                    ---------    ---------    ---------    ---------
Diluted net income (loss) per share .............................   $   (2.20)   $    0.87    $   (0.19)   $    1.12
                                                                    =========    =========    =========    =========
                                                                     FIVE MONTHS
                                                                       ENDED        YEARS ENDED DECEMBER 31,
                                                                     DECEMBER 31,   ------------------------
                                                                        1999           1999          2000
                                                                     ------------    ---------   -----------
                                                                                    (UNAUDITED)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Continuing Operations:
     Sales ......................................................    $  36,863       $ 103,611    $ 102,347
     Cost of sales ..............................................       28,322          74,525       79,472
                                                                     ---------       ---------    ---------
     Gross profit ...............................................        8,541          29,086       22,875
     Operating expenses:
         Selling, general and administrative ....................       12,204          27,501       26,260
         Research and development ...............................        2,618           6,363        8,713
         Restructuring, acquisition and other charges ...........        2,801           5,267        9,220
                                                                     ---------       ---------    ---------
              Total operating expenses ..........................       17,623          39,131       44,193
                                                                     ---------       ---------    ---------
     Operating income (loss) ....................................       (9,082)        (10,045)     (21,318)
     Interest expense ...........................................         (112)           (331)      (1,430)
     Interest income and other, net .............................          (29)            501            9
                                                                     ---------       ---------    ---------
     Income (loss) from continuing operations before income
         taxes, minority interest and cumulative effect of change
         in accounting principle ................................       (9,223)         (9,875)     (22,739)
     Provision (credit) for income taxes ........................       (3,408)         (9,925)      (6,267)
     Minority interest in net income (loss) of subsidiaries .....         --                 4         (181)
                                                                     ---------       ---------    ---------
     Income (loss) from continuing operations ...................       (5,815)             46      (16,291)
Discontinued operations, net of tax:
     Income (loss) from operations ..............................       (5,211)          1,766       (2,880)
     Gain (provision for estimated loss) on disposal ............       (2,065)         (2,065)       2,854
                                                                     ---------       ---------    ---------
                                                                        (7,276)           (299)         (26)

Cumulative effect of change in accounting principle .............         --              --           --
                                                                     ---------       ---------    ---------
Net income (loss) ...............................................    $ (13,091)      $    (253)   $ (16,317)
                                                                     =========       =========    =========

Basic net income (loss) per share:
     Income (loss) from continuing operations ...................    $   (0.61)      $    --      $   (1.66)
     Income (loss) from discontinued operations .................        (0.76)          (0.03)        --
     Cumulative effect of change in accounting principle ........         --              --           --
                                                                     ---------       ---------    ---------
Basic net income (loss) per share ...............................    $   (1.37)      $   (0.03)   $   (1.66)
                                                                     =========       =========    =========
Diluted net income (loss) per share:
     Income (loss) from continuing operations ...................    $   (0.61)      $    --      $   (1.66)
     Income (loss) from discontinued operations .................        (0.76)          (0.03)       (0.01)
     Cumulative effect of change in accounting principle ........         --              --           --
                                                                     ---------       ---------    ---------
Diluted net income (loss) per share .............................    $   (1.37)      $   (0.03)   $   (1.67)
                                                                     =========       =========    =========

                                                     JULY 31,                      DECEMBER 31,
                                   -----------------------------------------   -------------------
                                     1996       1997      1998        1999      1999       2000
                                   --------   --------   --------   --------   -------    --------
                                                                               (UNAUDITED)
CONSOLIDATED BALANCE SHEET DATA:                            (IN THOUSANDS)
Total assets ...................   $ 40,295   $ 47,315   $100,200   $113,486   $ 98,151   $122,109
Cash and cash equivalents ......      1,015      1,326     20,934      7,948      2,885      2,686
Short-term debt ................       --         --         --         --         --       22,754
Long-term debt, including
   current portion .............      2,193      1,762      2,462      3,688        474       --
Stockholders' equity at year-end     23,243     32,617     80,153     97,168     84,416     69,754
Shares outstanding at year-end .      6,513      6,969      9,210      9,557      9,564      9,877

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We apply industry-leading capabilities in power and computing to develop and commercialize electronic components and power and computing systems for OEM customers in multiple industries, including transportation, telecommunications, consumer and industrial electronics, medical and aerospace.

     In December 1999, we adopted a plan to restructure our operations. This restructuring plan:

     - consolidated certain commercial business operations and improved their manufacturing and other operational capabilities;

     - focused our defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories;

     - focused the application of PureBright broad-spectrum pulsed light technology on bioprocessing, medical and consumer water markets; and

     -    provided for the sale of certain non-strategic business operations.

     The goal of the restructuring plan was to create a product-driven, high-growth company and to improve operating results by the fourth quarter of calendar year 2000. Since January 2000, we have recruited more than 50 key managers with extensive commercial experience in engineering, manufacturing, material procurement, supply chain management, information technology, financial controls and sales and marketing. We have also invested over $11 million to build and outfit state-of-the-art production facilities, including information technology infrastructure, and implement new manufacturing and business processes and systems to increase our production capacity and improve efficiency and product quality. We experienced significant change in the early part of 2000 as part of our efforts to achieve the objectives of the restructuring plan on schedule. We made significant progress and essentially completed our facilities and organizational consolidation program in October 2000.

     As part of the restructuring plan, we combined our high reliability electronic components businesses, including our PowerCache ultracapacitors, EMI filtered feedthroughs and other ceramic capacitor products, and radiation-shielded microelectronics, into a single commercial, high reliability electronic components group. We also combined our applied computing systems business and our power quality systems business. We focused our defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories and expect to sell this part of our business by the end of March 2001. We focused PurePulse on significant opportunities in the application of our PureBright technology to pathogen inactivation in medical and bioprocessing markets and to consumer water applications. We are now exploring strategic alternatives for PurePulse, which we expect will result in the sale of all or a majority interest in the business in 2001. Finally, in calendar year 2000, we sold our businesses involving high voltage wound film capacitors, high voltage power supplies and time card and job cost accounting software. All financial information contained in this Form 10-K has been restated for all periods presented to reflect our defense contracting and PurePulse businesses, as well as the businesses divested in 2000, as discontinued operations.

     Our Electronic Components Group and I-Bus/Phoenix power and computing systems business generate all of our revenues from continuing operations. We are currently investing in our PurePulse operations to develop broad-spectrum pulsed light pathogen inactivation systems. This investment will continue until such time as we complete a strategic transaction for the business.

     We generate substantially all of our revenue from continuing operations from the sale of commercial products. From time to time, we also generate revenue from licensing technology and other rights to strategic partners. Sales and marketing for our products in the United States, Europe and Asia are conducted through both direct and indirect sales channels. We conduct marketing programs intended to position and promote our products, including trade shows, seminars, advertising, public relations, distribution of product literature and websites on the Internet. Our ability to maintain and grow our sales depends on a variety of factors including our ability to maintain our competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution, customer service and support. Our sales growth also depends on our ability to continue to introduce new products that respond to technological change, competitive pricing pressure and market demand in a timely manner.

     Our operating expenses are impacted by research and product development and selling, general and administrative activities. Selling expenses are primarily driven by:

     - sales volume, with respect to sales force expenses and commission expenses;

     - the extent of market research activities for new product design efforts;

     -    advertising and trade show activities; and

     -    the number of new products launched in the period.

     General and administrative expenses primarily include costs associated with our administrative employees, facilities and functions.

     We incur expenses in foreign countries primarily in the functional currencies of such locations. As a result of our international operations, changes in foreign currency exchange rates impact the United States dollar amount of our revenue and expenses.

     In 1999, we changed our fiscal year to a calendar year effective January 1, 2000. We previously reported results on a fiscal year of August 1 through July 31.

BUSINESS SEGMENTS

     Our continuing operations are comprised of the following two business segments.

ELECTRONIC COMPONENTS GROUP

     As part of the restructuring plan, we organized the Electronic Components Group by combining numerous business units and product lines including our PowerCache ultracapacitors, EMI filtered feedthroughs, ceramic capacitors and our radiation-shielded microelectronics. In October 2000, we integrated the PowerCache ultracapacitor operations and the radiation-shielded microelectronics operations into one new manufacturing site in San Diego. Our EMI filters and ceramic capacitors are manufactured at our facility in Carson City, Nevada, which was redesigned in 2000. Both facilities were designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

     The Electronic Components Group consists primarily of the following power delivery and other high reliability devices product lines:

     - ultracapacitors for electrical energy storage and delivery of peak power for a variety of applications;

     - EMI filtered feedthroughs for cardiac pacemakers, defibrillators and other implantable medical devices and high temperature ceramic capacitors and filters used in oil exploration; and

     - radiation-shielded microelectronics, including integrated circuits, power modules and single board computers for space and military markets.

I-BUS/PHOENIX POWER AND COMPUTING SYSTEMS

     As part of our restructuring plan, we integrated our I-Bus, Inc. and Phoenix Power Systems, Inc. subsidiaries. The I-Bus/Phoenix organization has operations in the U.S., Europe and Asia. The new I-Bus/Phoenix operation is focused on providing high availability custom computing systems and power quality products. As part of the restructuring plan, we combined the San Diego operations of these two businesses into a single facility in October 2000. The new facility has been designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

     Our current I-Bus/Phoenix product offerings include applied computing systems, power distribution systems and power conditioning units. We sell our products mainly to OEMs serving the telecommunications and Internet infrastructure, industrial automation, broadcasting and medical imaging markets.

     We have classified the following business segment as a discontinued operation for financial reporting purposes.

PUREPULSE

     PurePulse designs and develops systems that generate extremely intense, broad-spectrum, pulsed light to inactivate viruses and other pathogens that contaminate products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals, and in the production of vaccines. PurePulse also is developing systems to purify water. We are exploring strategic alternatives for PurePulse, which we expect will result in the sale of all or a majority interest in the business in 2001.

RESULTS OF OPERATIONS

COMPARISON AND DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

     The following table sets forth our selected data, expressed as a percentage of sales, for the three months ended December 31, 2000, compared to the three months ended September 30, 2000. The three months ended December 31, 2000 was the first quarter of operations in our new facilities following the completion of the restructuring plan.

                                                                               THREE MONTHS ENDED
                                                                    --------------------------------------
                                                                    SEPTEMBER 30, 2000   DECEMBER 31, 2000
                                                                    ------------------   -----------------
Continuing Operations:
   Sales........................................................          100.0%               100.0%
   Cost of sales................................................           95.2                 75.6
                                                                    ------------------   -----------------
   Gross profit.................................................            4.8                 24.4
   Operating expenses:
     Selling, general and administrative........................           31.4                 18.2
     Research and development...................................           10.8                  9.6
     Restructuring, acquisition and other charges...............           34.8                   --
                                                                    ------------------   -----------------
       Total operating expenses.................................           77.0                 27.8
                                                                    ------------------   -----------------
   Operating loss...............................................          (72.2)                (3.4)
   Interest expense.............................................           (1.7)                (3.2)
   Interest income and other, net...............................           (0.5)                 0.3
                                                                    ------------------   -----------------
   Loss from continuing operations before income taxes and
     minority interest..........................................          (74.4)                (6.3)
   Credit for income taxes......................................          (17.5)                (2.4)
   Minority interest in net loss of subsidiaries................             --                 (0.7)
                                                                    ------------------   -----------------
   Loss from continuing operations..............................          (56.9)                (3.2)
Discontinued operations, net of tax:
   Loss from operations.........................................           (3.0)                (1.9)
   Gain on disposal.............................................             --                  5.1
                                                                    ------------------   -----------------
Net income (loss)...............................................          (59.9)%                  --%
                                                                    ==================   =====================

     The following table sets forth sales, gross profit (loss) and gross profit as a percentage of sales for each of our business segments.

                                                                     THREE MONTHS ENDED
                                                        --------------------------------------------
                                                        SEPTEMBER 30, 2000         DECEMBER 31, 2000
                                                        ---------------------    -------------------
                                                                (dollar amounts in thousands)
Electronic Components Group:
   Sales...............................................     $  8,525                    $12,234
   Gross profit........................................        1,634                      4,157
   Gross profit as a percentage of sales...............        19.2%                      34.0%

I-Bus/Phoenix Power and Computing Systems:
   Sales...............................................     $ 13,146                    $15,208
   Gross profit (loss).................................         (594)                     2,535
   Gross profit as a percentage of sales...............          N/A                      16.7%

Consolidated (from continuing operations):
   Sales...............................................     $ 21,671                    $27,442
   Gross profit........................................        1,040                      6,692
   Gross profit as a percentage of sales...............         4.8%                      24.4%

     Following the completion of the restructuring plan, we achieved significantly higher sales from continuing operations and improved operating results in the three months ended December 31, 2000, or the fourth quarter, as compared to the three months ended September 30, 2000, or the third quarter. A discussion of these improved quarterly results from continuing operations follows.

SALES

     Sales for the fourth quarter were $27.4 million, reflecting a $5.7 million, or 26.6%, increase from sales of $21.7 million for the third quarter. Sales in the fourth quarter in the I-Bus/Phoenix power and computing systems segment increased by $2.1 million, or 15.7%, from sales in the third quarter, driven primarily by increased sales of power quality products made possible by the increased manufacturing capacity available in the new facility. We expect sales in this segment to continue to increase in 2001, reflecting the contribution of sales of products acquired in connection with the acquisition of Gateworks Corporation, as well as the contribution of sales from new applied computing products, the first of which were introduced in the first quarter of 2001. We expect to introduce additional applied computing products in 2001.

     Sales in the fourth quarter in the Electronic Components Group segment increased by $3.7 million, or 43.5%, from sales in the third quarter, representing increased sales in all product lines of the Electronic Components Group segment. The increase in sales was largely attributable to increased production capacity in these business areas in their new or redesigned facilities. Sales of PowerCache ultracapacitors also increased due to shipments made during the fourth quarter in connection with our supply agreement with the Allison Transmission division of General Motors Corporation.

GROSS PROFIT

     In the fourth quarter, our gross profit was $6.7 million, or 24.4% of sales, compared to $1.0 million, or 4.8% of sales, in the third quarter. The improvement in gross profit is attributable partly to increased sales volume in the fourth quarter and partly to the fact that $2.1 million of valuation adjustments to inventories and other costs of goods sold variances in the power quality product lines of I-Bus/Phoenix were recorded to cost of sales in the third quarter, which did not recur in the fourth quarter. In addition, we wrote off certain inventories in the third quarter related to decisions made to discontinue certain product lines. We also had a higher margin mix of product sales in the fourth quarter in the microelectronics product lines of our Electronic Components Group segment. We began to realize the gross margin benefits of reduced overhead expenses in the fourth quarter of 2000 when we began to occupy our new and redesigned manufacturing facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     In the fourth quarter, our selling, general and administrative expenses decreased $1.8 million, or 26.6%, to $5.0 million from $6.8 million in the third quarter. As a percentage of total sales these expenses decreased to 18.2% in the fourth quarter, from 31.4% in the third quarter, primarily due to the increase in sales volume. These expenses in the fourth quarter reflect certain year-end adjustments to accrued expenses, which reduced total selling, general and administrative expenses. While we are continuing to focus on opportunities to decrease our selling, general and administrative expenses, we expect the level of such expenses in future quarters to more closely approximate the amount of such expenses in the third quarter.

RESEARCH AND DEVELOPMENT EXPENSES

     Our research and development expenses reflect internally funded research and development programs. Research and development expenses were $2.6 million, or 9.6% of sales, for the fourth quarter, as compared to $2.3 million, or 10.8% of sales, for the third quarter. We have increased the level of spending in research and development to accelerate new product introductions and we expect our level of spending to remain at increased levels, as a percentage of sales, in future periods.

RESTRUCTURING, ACQUISITION AND OTHER CHARGES

     In connection with our restructuring plan, we undertook various actions to improve our cost structure. As a result, we recorded restructuring and other related charges of $2.3 million during the third quarter. These charges included severance costs related to reductions in headcount, costs associated with the closure and combination of certain facilities and the write-off of non-performing operating assets. In the third quarter, we also recorded a charge of $4.8 million to reduce the carrying value of goodwill related to our 1998 acquisition of Phoenix Power Systems, Inc. to an amount representative of the current appraised value of that asset. Also, in the third quarter, we recorded a charge of $0.5 million related to in-process technology acquired in connection with our acquisition of Gateworks Corporation in September 2000. We have completed the facilities and organizational consolidation program started as part of our restructuring plan, and therefore, we did not record any additional charges related to the restructuring plan in the fourth quarter and we do not expect to incur any such additional charges in the future.

OPERATING LOSS

     As a result of the factors mentioned above, the operating loss was $0.9 million for the fourth quarter as compared to an operating loss of $15.6 million for the third quarter. Excluding restructuring, acquisition and other charges, operating loss was $0.9 million for the fourth quarter as compared to $8.1 million for the third quarter.

COMPARISON AND DISCUSSION OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, THE FIVE MONTHS ENDED DECEMBER 31, 1999, AND THE FISCAL YEARS ENDED JULY 31, 1999 AND 1998

     The following table sets forth, for the periods indicated, our selected operating data, expressed as a percentage of sales.

                                                              YEARS ENDED            FIVE MONTHS            YEARS ENDED
                                                                JULY 31,                ENDED               DECEMBER 31,
                                                       ---------------------------   DECEMBER 31,    ---------------------------
                                                          1998            1999          1999           1999           2000
                                                       -----------     -----------    -----------     ----------    ------------
Continuing Operations:
   Sales..........................................       100.0%          100.0%         100.0%          100.0%        100.0%
   Cost of sales..................................        62.2            68.1           76.8            71.9          77.7
                                                       -----------     -----------    -----------     ----------    ------------
   Gross profit...................................        37.8            31.9           23.2            28.1          22.3
   Operating expenses:
     Selling, general and administrative..........        24.2            25.3           33.1            26.5          25.7
     Research and development.....................         7.5             6.6            7.1             6.2           8.5
     Restructuring, acquisition and other charges.         5.0             2.6            7.6             5.1           8.9
                                                       -----------     -----------    -----------     ----------    ------------
       Total operating expenses...................        36.7            34.5           47.8            37.8          43.1
                                                       -----------     -----------    -----------     ----------    ------------
   Operating income (loss)........................         1.1            (2.6)         (24.6)           (9.7)        (20.8)
   Interest expense...............................        (0.5)           (0.4)          (0.3)           (0.3)         (1.4)
   Interest income and other, net.................         1.7             0.6           (0.1)            0.5          --
                                                       -----------     -----------    -----------     ----------    ------------
   Income (loss) from continuing operations before
     income taxes and minority interest...........         2.3            (2.4)         (25.0)           (9.5)        (22.2)
   Provision (credit) for income taxes............         0.5            (6.3)          (9.2)           (9.6)         (6.1)
   Minority interest in net loss of subsidiaries..        --              --             --              --            (0.2)
                                                       -----------     -----------    -----------     ----------    ------------
   Income (loss) from continuing operations.......         1.8             3.9          (15.8)            0.1         (15.9)
Discontinued operations, net of tax:
   Income (loss) from operations..................        (4.0)            6.9          (14.1)            1.7          (2.8)
   Gain (provision for estimated loss) on disposal        --              --             (5.6)           (2.0)          2.8
                                                       -----------     -----------    -----------     ----------    ------------
Net income (loss).................................        (2.2)%          10.8%         (35.5)%          (0.2)%       (15.9)%
                                                       ===========     ===========    ===========     ==========    ============

     The following table sets forth sales, gross profit and gross profit as a percentage of sales for each of our continuing business segments.

                                                            YEARS ENDED            FIVE MONTHS           YEARS ENDED
                                                             JULY 31,                 ENDED              DECEMBER 31,
                                                    ----------------------------   DECEMBER 31,   ---------------------------
                                                       1998             1999          1999           1999            2000
                                                    ------------     -----------    ----------    ------------    -----------
                                                                          (dollar amounts in thousands)
Electronic Components Group:
   Sales.......................................       $35,166       $  37,783        $  9,143        $  29,336     $  39,139
   Gross profit................................        14,884          12,415             543            6,238        11,146
   Gross profit as a percentage of sales.......         42.3%           32.9%            5.9%            21.3%         28.5%

I-Bus/Phoenix Power and Computing Systems:
   Sales.......................................       $42,848       $  65,095        $ 27,720        $  74,275     $  63,208
   Gross profit................................        14,560          20,419           7,998           22,848        11,729
   Gross profit as a percentage of sales.......         34.0%           31.4%           28.9%            30.8%         18.6%

Consolidated (from continuing operations):
   Sales.......................................       $78,014       $ 102,878        $ 36,863         $103,611      $102,347
   Gross profit................................        29,444          32,834           8,541           29,086        22,875
   Gross profit as a percentage of sales.......         37.7%           31.9%           23.2%            28.1%         22.3%

SALES

     Sales from continuing operations for the year ended December 31, 2000 were $102.3 million, reflecting a $1.3 million, or 1.2%, decrease from sales of $103.6 million for the year ended December 31, 1999. The decrease in sales from the prior year is primarily the result of the conclusion of a major I-Bus/Phoenix supply agreement during the current year, as well as the elimination of revenue from licensing and strategic transactions, which made a contribution to revenue in the prior year, offset by increases in sales in the current year in our Electronic Components Group segment. The major supply agreement contributed sales of $8.6 million in the year ended December 31, 2000, compared to sales of $19.3 million in 1999. Sales in the year ended December 31, 1999 included contributions from licensing and strategic transactions of $1.0 million, which contributed no sales revenue in the current year. Excluding sales from the major supply agreement and from licensing and strategic transactions, sales in the year ended December 31, 2000 were $93.7 million, a $10.4 million, or 12.5%, increase over sales of $83.3 million for the year ended December 31, 1999.

     In the five months ended December 31, 1999, sales totaled $36.9 million. In the fiscal year ended July 31, 1999, total sales were $102.9 million, an increase of $24.9 million, or 31.9%, from $78.0 million in fiscal year 1998. Sales in the five months ended December 31, 1999 were negatively impacted by reduced revenues from licensing and strategic transactions and by economic issues facing certain customers in the commercial satellite and oil markets. Sales in the fiscal year ended July 31, 1999 increased over the fiscal year ended July 31, 1998 in each of our business segments.

     Sales to customers outside of the United States totaled $25.8 million and $25.3 million in the calendar years ended December 31, 2000 and 1999, respectively, and $10.7 million, $24.0 million and $14.8 million in the five months ended December 31, 1999 and in the fiscal years ended July 31, 1999 and 1998, respectively. Expansion of our applied computing business in Germany and France and the contribution of sales from our United Kingdom applied computing operation, which was acquired in fiscal year 1998, are the primary drivers for the increased foreign sales beginning in the fiscal year ended July 31, 1999.

     Sales within each of our continuing business segments is as follows:

     ELECTRONIC COMPONENTS GROUP. For the year ended December 31, 2000, sales in the Electronic Components Group segment increased $9.8 million, or 33.4%, to $39.1 million from $29.3 million for the year ended December 31, 1999. Sales increased in all product lines of the Electronic Components Group segment during 2000, including a $6.9 million increase in sales in our microelectronics product lines to customers in the commercial satellite market. Sales in our PowerCache ultracapacitor product lines also increased in 2000, despite a $1.0 million decrease in revenue received from technology license agreements, due primarily to shipments made during the fourth quarter in connection with our supply agreement with the Allison Transmission division of General Motors Corporation.

     In the five months ended December 31, 1999, Electronic Components Group sales totaled $9.1 million, representing lower average monthly sales volumes than those achieved in the fiscal year ended July 31, 1999. The decrease in sales in the five months ended December 31, 1999 is partly attributable to the fact that no revenue was received in the five months ended December 31, 1999 from technology licenses and other collaborative agreements, while $3.7 million of such revenue was received in the fiscal year ended July 31, 1999 in the PowerCache ultracapacitor product lines. In addition, revenues from customers of our microelectronic components product lines in the commercial satellite market decreased in the five months ended December 31, 1999 due to economic issues affecting such customers. Also, over-stock issues at our primary filtered feedthrough customer and weakness in oil and space markets resulted in decreased sales of our filtered feedthroughs and ceramic capacitors late in 1999. In the fiscal year ended July 31, 1999, Electronic Components Group sales increased $2.6 million, to $37.8 million from $35.2 million in the fiscal year ended
July 31, 1998. Sales of our filtered feedthroughs and ceramic capacitors contributed to this sales increase due partly to the acquisition of a small manufacturer of ceramic capacitors used in a variety of high-voltage applications, including commercial space, defense and medical equipment, which was combined with the ceramic capacitor product lines in our Carson
City, Nevada facility. Partially offsetting the increased product sales, revenue from licenses and collaborative agreements decreased to $3.7 million in the fiscal year ended July 31, 1999 from $7.3 million in the fiscal year ended July 31, 1998.

     I-BUS/PHOENIX POWER AND COMPUTING SYSTEMS. For the year ended December 31, 2000, I-Bus/Phoenix sales decreased $11.1 million, or 14.9%, to $63.2 million from sales of $74.3 million for the year ended December 31, 1999. For the year ended December 31, 2000, foreign sales represented 34% of our total sales in this segment compared to 32% for the year ended December 31, 1999. Domestic sales in this segment are made principally to OEM customers and are primarily derived from the shipment of power and computing systems that are "designed-in" to the OEMs' products. Beginning in 1998, we strengthened the international presence of this segment through the acquisition of applied computing businesses in England and Germany and through the inception of operations in France. To date, these European businesses have focused primarily on lower-priced standard products.

     The decrease in sales for the year ended December 31, 2000 is primarily attributable to a decline in revenues from our OEM supply agreement with Siemens ElectroCom L.P. and the United States Postal Service, which concluded in the third quarter of 2000 and was winding down during 2000. This supply agreement contributed sales of $8.6 million in the year ended December 31, 2000, compared to sales of $19.3 million in 1999. Excluding sales from this supply agreement, sales for this segment in 2000 were $54.6 million, or approximately the same as sales of $55.0 million for 1999. Excluding the major supply agreement, sales decreased in the applied computing product lines of this segment during the current year due primarily to the phase-out of certain marginal older technology product lines without a comparable contribution in the current year from new products, which were introduced beginning in the first quarter of 2001. Offsetting reduced applied computing sales, sales within the power quality product lines of this segment increased during the current year.

     In the five months ended December 31, 1999, sales in this segment totaled $27.7 million. In the fiscal year ended July 31, 1999, I-Bus/Phoenix sales increased $22.3 million, or 51.9%, to $65.1 million from $42.8 million in the fiscal year ended July 31, 1998. The increase in sales in the fiscal year ended July 31, 1999, was partly attributable to an increase in European sales due to the expansion of our applied computing businesses in Germany and France and the contribution of sales from our United Kingdom applied computing operation, which was acquired in the fiscal year ended July 31, 1998. In addition, sales increased in the fiscal year ended July 31, 1999 in both the segment's power quality product lines, following the February 1998 acquisition of Phoenix Power Systems, Inc., and its applied computing product lines due to new design-in wins for customized OEM products, including the major supply agreement with Siemens ElectroCom L.P. and the United States Postal Service. Partially offsetting these increases was the completion in the second quarter of the fiscal year ended July 31, 1998 of sales to a single, long-standing OEM customer under a multi-year program and the curtailment at the end of the fiscal year ended July 31, 1998 of a program with Digital Equipment Corporation due to its acquisition by Compaq Computers.

     While this segment does market certain standard products, and the segment continues to expand its presence in Europe, sales under large OEM programs remain a critical element of this business. As a current enhancement of our marketing strategy, we have engaged a network of independent sales representatives in the United States and certain territories outside of the United States with the dual aim of generating direct sales, as well as leads for additional OEM design-in opportunities. In addition, the recent integration of our applied computing and power quality businesses should improve the international sales of the power quality products and services by providing access to the segment's existing international sales channels to those product lines. If sales of OEM products do not achieve the levels projected by the OEM, or if OEM projects are curtailed due to consolidations or other market conditions, we may be unable to offset such loss of sales.

GROSS PROFIT

     In the year ended December 31, 2000, our gross profit was $22.9 million, or 22.3% of sales, compared to $29.1 million, or 28.1% of sales, in the year ended December 31, 1999. Gross profit and gross profit as a percentage of sales were negatively impacted in the year ended December 31, 2000 by reduced sales volume in the year, primarily during the third quarter of 2000, which was inadequate to fully absorb fixed manufacturing costs. In addition, the reduced gross profit in the current year reflects costs incurred in the current year in connection with training personnel in improved manufacturing processes and certain write-offs of inventories related to discontinued product lines or deemed excess or obsolete.

     In the five months ended December 31, 1999, our gross profit was $8.5 million, or 23.2% of sales, a substantial decrease from prior years. Reduced sales volumes, decreases in high margin revenues from licenses and other collaborative agreements, and certain write-offs of inventories determined to be excess or obsolete were the primary reasons for the reduced gross margins during the five months ended December 31, 1999.

     In the fiscal year ended July 31, 1999, our gross profit increased $3.4 million, or 11.5%, to $32.8 million as compared to $29.4 million in the fiscal year ended July 31, 1998. As a percentage of sales, gross profit was 31.9% in the fiscal year ended July 31, 1999 compared to 37.7% in the fiscal year ended July 31, 1998. Reductions in gross margins as a percentage of sales from the fiscal year ended July 31, 1998 to the fiscal year ended July 31, 1999 resulted from a combination of factors, including an increase in revenues from sales of applied computing systems with significant third party content, upon which lower overall gross profit margins are realized; a decrease in high margin development funding and technology license fees; and changes in the mix of products and services sold.

     We believe that our improved manufacturing and other operational capabilities obtained through the completion of the restructuring plan in October 2000, will result in improved gross margins in future periods.

     Gross profit within each of our continuing business segments is as follows:

     ELECTRONIC COMPONENTS GROUP. In the year ended December 31, 2000, gross profit in the Electronic Components Group segment increased by $4.9 million, or 78.7%, to $11.1 million from $6.2 million in the year ended December 31, 1999. As a percentage of sales, gross profit improved to 28.5% in the current year from 21.3% in the prior year. The increase in gross profit for the current year is the result of increased sales volume and an improved cost structure, primarily in our microelectronics and PowerCache product lines, offset by a reduction in gross margins associated with revenue from licenses and other collaborative agreements and by costs incurred in connection with training personnel in improved manufacturing processes and certain write-offs of inventories related to discontinued product lines or deemed excess or obsolete. The increase in gross profit as a percentage of sales also reflects the increased sales volume and the impact of the process and cost improvements in this business segment. In our PowerCache ultracapacitor product line, we continue to make required infrastructure and other investments which negatively impact gross profit at current sales volumes. Although gross margins have improved in the PowerCache business, such margins continue to reduce the overall gross margins for the Electronic Components Group segment.

     Gross profit for the Electronic Components Group segment was $0.5 million in the five months ended December 31, 1999, or 5.9% of sales. Gross profit in this segment was significantly impacted in the five months ended December 31, 1999 by unabsorbed overhead and other production costs in the PowerCache ultracapacitor business area, which was in the start-up phase of volume production, resulting in negative gross margins. In addition, this business area received no contribution in the five months ended December 31, 1999 from high margin revenue from licenses and other collaborative agreements. Low sales volumes in the other Electronic Components Group business areas also contributed to reduced gross margins in the five months ended December 31, 1999. In addition, charges were recorded in our filtered feedthrough, ceramic capacitors and microelectronics product lines in the five months ended December 31, 1999 to write-off certain inventories deemed excess or obsolete, also impacting gross margins.

     In the fiscal year ended July 31, 1999, Electronic Components Group gross profit decreased $2.5 million to $12.4 million from $14.9 million in the fiscal year ended July 31, 1998. As a percentage of sales, gross profit decreased to 32.9% in fiscal year 1999 from 42.3% in fiscal year 1998. The decrease in gross profit primarily reflected a decrease in high margin development funding and technology license fees of $3.7 million, and also reflected a lower margin mix of products and services. This decrease also reflected changes in our pricing strategies in response to competitive pressures, as we continued to improve our penetration in various markets.

     I-BUS/PHOENIX POWER AND COMPUTING SYSTEMS. In the year ended December 31, 2000, I-Bus/Phoenix gross profit decreased by $11.1 million, or 48.7%, to $11.7 million from $22.8 million in the year ended December 31, 1999. As a percentage of sales, gross profit decreased to 18.6% in the current year, as compared to 30.8% in the year ended December 31, 1999. The decrease in gross profit is primarily attributable to the impact of reduced sales volume for this segment in the current year. In addition, this segment has experienced a change in product mix to include a higher proportion of lower-margin power quality products, as compared to higher margin applied computing solutions. The reduced gross profit in the current year also reflects costs incurred in the current year in connection with training personnel in improved manufacturing processes and certain write-offs of inventories related to discontinued product lines or deemed excess or obsolete.

     In the five months ended December 31, 1999, I-Bus/Phoenix gross profit totaled $8.0 million, or 28.9% of sales, representing a decrease in gross margin as a percentage of sales from prior periods. This decrease was primarily attributable to a lower margin mix of product sales in the five months ended December 31, 1999 and certain write-offs of excess and obsolete inventories.

       In the fiscal year ended July 31, 1999, I-Bus/Phoenix gross profit increased $5.8 million, or 40.2%, to $20.4 million from $14.6 million in the fiscal year ended July 31, 1998. As a percentage of sales, gross profit decreased to 31.4% in the fiscal year ended July 31, 1999 from 34.0% in the fiscal year ended July 31, 1998. This decrease was primarily due to a change in sales mix which, in the fiscal year ended July 31, 1998, included certain higher margin products that were near the end of their life cycle, with no such sales in the fiscal year ended July 31, 1999. In addition, a higher proportion of our revenues in the fiscal year ended July 31, 1999, were derived from contracts which include applied computing systems with greater third party content, upon which lower overall gross profit margins were realized.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     In the year ended December 31, 2000, our selling, general and administrative expenses decreased $1.2 million, or 4.7%, to $26.3 million from $27.5 million in the year ended December 31, 1999. As a percentage of total sales, these expenses decreased to 25.7% in the year ended December 31, 2000, from 26.5% in the year ended December 31, 1999. We are continuing to focus on opportunities to decrease our selling, general and administrative expenses.

     In the five months ended December 31, 1999, selling, general and administrative expenses were approximately $12.2 million, or 33.1% of sales. The increase in these expenses was primarily in support of our continuing growth and the continuing expansion into Europe by I-Bus/Phoenix. The five months ended December 31, 1999 also included $750,000 of severance costs related to our former CEO.

     In the fiscal year ended July 31, 1999, our selling, general and administrative expenses increased $7.2 million, or 37.9%, to $26.1 million from $18.9 million in the fiscal year ended July 31, 1998. As a percentage of total sales, selling, general and administrative expenses increased to 25.3% in the fiscal year ended July 31, 1999 from 24.2% in the fiscal year ended July 31, 1998. The increase in these expenses was primarily in support of our sales growth, including the businesses acquired in the fiscal years ended 1999 and 1998. In addition, we made certain investments related to administrative infrastructure and in administrative and sales support which increased the expenses as a percentage of sales.

RESEARCH AND DEVELOPMENT EXPENSES

     Our research and development expenses reflect internally funded research and development programs. Research and development expenses were $8.7 million, or 8.5% of sales, for the first three years ended December 31, 2000, as compared to $6.4 million, or 6.2% of sales, for the year ended December 31, 1999. We have increased our level of spending in research and development to accelerate new product introductions and we expect this level of spending to remain at increased levels in future periods.

     Research and development expenses were $2.6 million, $6.8 million and $5.8 million for the five months ended December 31, 1999 and the fiscal years ended July 31, 1999 and 1998, respectively. As a percentage of sales, research and development expenses were 7.1% in the five months ended December 31, 1999, 6.6% in the fiscal year ended July 31, 1999, and 7.5% in the fiscal year ended July 31, 1998.

RESTRUCTURING, ACQUISITION AND OTHER CHARGES

     In connection with the restructuring plan, we undertook various actions to improve our cost structure. As a result, we recorded restructuring and other related charges of $3.9 million during the first three quarters of the year ended December 31, 2000. These charges included severance costs related to reductions in personnel, costs associated with the closure and combination of certain facilities and the write-off of non-performing operating assets. We completed the facilities and organizational consolidation program started as part of our restructuring plan and do not expect to record any additional charges related to the restructuring plan. In the three months ended September 30, 2000, we also recorded a charge of $4.8 million to reduce the carrying value of goodwill related to our 1998 acquisition of Phoenix Power Systems, Inc. to an amount representative of the current appraised value of that asset. Also, in the three months ended September 30, 2000, we recorded a charge of $0.5 million related to in-process technology acquired in connection with our acquisition of Gateworks Corporation in September 2000.

     We also recorded restructuring and other related charges in connection with the restructuring plan in the five months ended December 31, 1999 totaling approximately $2.8 million.

     During the fiscal year ended July 31, 1999, we recorded restructuring, acquisition and other charges of approximately $2.6 million. Of these charges, approximately $1.6 million consisted of direct acquisition costs for business combinations accounted for using the pooling-of-interests method. The remaining $1.0 million charge consisted primarily of amounts provided for revised estimates of costs to resolve certain environmental and legal contingencies which occurred in prior years, as well as other restructuring provisions, including employee and facility expenses, related to decisions made in July 1999 to reduce certain administrative infrastructure in Europe and the United States.

     We recorded a $3.9 million charge in the fiscal year ended July 31, 1998 related to the acquisition of two businesses, including transaction costs for a business combination accounted for as a pooling-of-interest, and the appraised amount of acquired in-process research and development for the business combination accounted for as a purchase.

INTEREST EXPENSE

     Interest expense increased to $1.4 million in the year ended December 31, 2000 from $0.3 million in the prior year. The increased interest expense relates to higher borrowing levels in the current year compared to the prior year. At December 31, 2000, we had $22.7 million outstanding under our bank line-of-credit. We expect borrowings and related interest expense to decrease in the second quarter of 2001, following the sale of our defense contracting business by the end of March 2001, the proceeds of which will be used to repay debt.

     Interest expense was $112,000, $404,000 and $338,000 in the five months ended December 31, 1999 and in the fiscal years ended July 31, 1999 and 1998, respectively.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net, consisting primarily of interest income, foreign currency transaction gains and losses and gains and losses on dispositions of fixed assets, was $9,000 in the year ended December 31, 2000 and $501,000 in the year ended December 31, 1999. Interest income has decreased reflecting lower average cash balances in the year ended December 31, 2000.

     Interest income and other, net, was $(29,000), $565,000 and $1.3 million in the five months ended December 31, 1999 and in the fiscal years ended July 31, 1999 and 1998, respectively. The decrease in interest income reflects lower average cash balances in both the five months ended December 31, 1999 and in the fiscal year ended July 31, 1999. During the fiscal year ended July 31, 1998, we received proceeds of approximately $47 million from a follow-on offering of our common stock. Such cash proceeds were used to fund growth in operations and acquisitions through December 31, 1999.

PROVISION (CREDIT) FOR INCOME TAXES

     The credit for income taxes for the year ended December 31, 2000 reflects our expected world-wide tax rate for the current fiscal year. Our effective tax rate was reduced by the fact that no tax credit was provided for the $4.8 million charge recorded to reduce the carrying value of goodwill since that amount will never be deductible for tax purposes. In future years, we will continue to provide income taxes approximating applicable statutory rates, although cash payments for taxes will be substantially lower in the near-term as tax loss carryforwards are utilized. We have net deferred tax assets of approximately $24.6 million at December 31, 2000, which relate primarily to net operating loss carryforwards that we expect to use as a result of expected gains on dispositions of discontinued operations and future income from operations. For the year ended December 31, 1999, our credit for income taxes included a credit of $4.3 million, representing the reversal of a valuation allowance provided in previous years against certain deferred tax benefits. The valuation allowance was reversed based on our determination that it had become more likely than not that such deferred tax benefits will be realized in the future. The deferred income tax credit was partially offset by certain foreign and state income tax expense.

     The credit for income taxes in the five months ended December 31, 1999 reflected our expected world-wide tax rate for that period. The credit for income taxes for the fiscal year ended July 31, 1999 includes the credit of $4.3 million, discussed above, representing the reversal of a valuation allowance provided in previous years against certain deferred tax benefits. Our provision for income taxes for the fiscal year ended July 31, 1998 related primarily to taxes of the businesses acquired in the fiscal year ended July 31, 1999 using the pooling-of-interests method.

MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARIES

     Minority interest in net income (loss) of subsidiaries was $(181,000) for the year ended December 31, 2000 and $4,000 for the year ended December 31, 1999. The reduction in our net loss results from losses incurred by our minority-owned subsidiaries.

     Minority interest in net income (loss) of subsidiaries was not material in the five months ended December 31, 1999 or in the fiscal years ended July 31, 1999 and 1998.

INCOME (LOSS) FROM CONTINUING OPERATIONS

     As a result of the factors mentioned above, income (loss) from continuing operations was $(16.3) million and $46,000 for the years ended December 31, 2000 and 1999, respectively.

     As a result of the factors mentioned above, the income (loss) from continuing operations was $(5.8) million for the five months ended December 31, 1999, compared to $3.9 million and $1.4 million in the fiscal years ended July 31, 1999 and 1998, respectively.

DISCONTINUED OPERATIONS

     In connection with the restructuring plan, we divested three of our businesses in 2000:

     -    our high voltage wound film capacitors;

     -    high voltage power supplies; and

     -    time card and job cost accounting software businesses.

     In February 2000, we sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date. In addition, the buyer assumed certain liabilities of the businesses, including a long-term lease for the facility the businesses occupied, which extended through 2006 with annual rent of approximately $0.5 million. In November 2000, we sold our time card and job cost accounting software business for cash of $2.5 million and shares of common stock of the buyer with an immaterial value. In the fourth quarter of 2000, we also received cash of approximately $0.7 million related to our equity investment in an unconsolidated entity, which was classified as a discontinued operation. In December 1999, we recorded provisions of approximately $2.1 million, net of tax, for estimated losses on the sale of these discontinued businesses. Based on the actual proceeds received and the net assets of the discontinued businesses at their respective dates of sale, we reversed the provisions we estimated in December 1999 and recorded an aggregate gain on these sales of $2.9 million, net of tax, including the reversal.

     In late 2000, we decided to focus on our Electronic Components Group and I-Bus/Phoenix businesses. Accordingly, in late 2000, we offered for sale our defense contracting business and signed letters of intent to sell the business in separate transactions with two buyers. Both transactions are expected to be completed by March 31, 2001. Also, we are now seeking strategic alternatives for our PurePulse business, which we expect will result in the sale of all or a majority of the business in 2001. Accordingly, both the defense contracting business and PurePulse have been classified as discontinued operations for financial reporting purposes. See Note 10 to the "Consolidated Financial Statements" included elsewhere in this Form 10-K.

     Income (loss) from operations of these discontinued businesses was $(2.9) million in the year ended December 31, 2000, compared to $1.8 million for the year ended December 31, 1999 and $(5.2) million, $7.1 million and $(3.1) million for the five months ended December 31, 1999 and the fiscal years ended July 31, 1999 and 1998, respectively. The income from operations of the discontinued businesses for the year ended December 31, 1999 and the fiscal year ended July 31, 1999 includes a $1.7 million tax credit representing the reversal of an income tax valuation allowance provided in previous years against certain deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically relied on a combination of cash on hand, internally generated funds, proceeds from sales of stock and bank borrowings to finance our working capital requirements and capital expenditures. In the fiscal year ended July 31, 1998, we received cash of $47.1 million in connection with a public offering of our stock. In addition, in the fiscal years ended July 31, 1999 and December 31, 2000, we received approximately $1.7 million and $2.9 million, respectively, from the exercise of stock options and purchases under employee stock purchase plans.

     Cash used by continuing operations in the year ended December 31, 2000 was approximately $15.3 million, as compared to $13.0 million in the year ended December 31, 1999. In the current year, the use of cash was primarily attributable to operating losses, cash expenditures in connection with completing our restructuring plan and certain increases in working capital. Capital expenditures in the years ended December 31, 2000 and 1999 were $11.8 million and $5.2 million, respectively. The capital expenditures in 2000 include approximately $8.9 million related to the design, construction, remodeling and outfitting of our manufacturing facilities. The remaining expenditures relate primarily to other capital assets needed to support growth. We have ordered additional equipment for volume manufacturing of ultracapacitors and for the manufacture of EMI filter capacitors. We may also consider leasing facilities or manufacturing equipment, or both, or may satisfy high-volume manufacturing requirements through outsourcing or under licensing arrangements with third parties. If we decide to construct additional facilities or purchase high-volume manufacturing equipment, a significant amount of capital may be required. In the year ended December 31, 2000, we also received cash of $6.0 million in connection with sales of businesses and used cash of $4.5 million in connection with the payment of an earn-out obligation related to a 1998 acquisition, and $500,000 of cash was paid in connection with the September 2000 acquisition of Gateworks Corporation.

     Cash used by continuing operations in the five months ended December 31, 1999 was approximately $3.5 million, as compared to $13.4 million and $1.8 million in fiscal years 1999 and 1998, respectively. In the five months ended December 31, 1999, the operating losses were partially offset by decreases in operating assets, primarily accounts receivable. In the fiscal years ended July 31, 1999 and 1998, the use of cash was primarily attributable to increases in accounts receivable and inventories, due both to acquired businesses and in support of increased sales. Our capital expenditures in the five months ended December 31, 1999 and in the fiscal years ended July 31, 1999 and 1998 were $1.6 million, $5.5 million and $4.6 million, respectively, and related primarily to production and other capital assets needed to support growth in all of our business units.

     We believe that funds on hand, together with cash generated from operations, cash expected to be received from the divestiture of certain businesses and funds available under our bank credit agreement, will be sufficient to finance our operations and our capital expenditures for 2001, as well as finance remaining payments required in connection with the restructuring plan. In addition to addressing manufacturing requirements, we may also, from time-to-time, consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include cash and cash equivalents, cash flow from operations, borrowings under the existing bank credit agreement, and additional debt or equity financings. There can be no assurance that we will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as we may require such capital.

     We had borrowings of $22.7 million outstanding under a bank credit agreement as of December 31, 2000. The bank was repaid in full with proceeds of our new bank credit agreement and the old agreement was terminated effective February 26, 2001. Our bank debt will be reduced following the sale of our defense contracting business, which is expected to be completed by March 31, 2001.

NEW BANK CREDIT AGREEMENT

     In February 2001, we and all of our U.S. subsidiaries entered into a Loan and Security Agreement with Comerica Bank - California. The agreement consists of a $15.0 million term loan and a revolving credit facility. The term loan is due on the earlier of June 15, 2001, or the date we complete the sale of our defense contracting business. If we sell only part of this business for proceeds less than that necessary to repay the term loan, we must make a partial payment on the term loan. The term loan bears interest at the bank's reference rate, plus 1.50%. If we fail to repay the term loan by June 15, 2001, we must grant Comerica Bank a security interest in our real property, and we will need to negotiate with the bank a new due date, payment schedule and other terms. There can be no assurance that we will be able to negotiate such terms on a favorable basis.

     The current borrowing availability under the revolving credit facility is determined from a borrowing base, consisting of a portion of our accounts receivable and inventory, but the total availability will not exceed $15.0 million. After we sell our defense contracting business, repay the term loan and have a profit for one fiscal quarter, the availability under the revolving credit facility will be $15.0 million and will no longer be determined from a borrowing base. Amounts borrowed as revolving loans bear interest, at our option, at either the bank's reference rate plus 1.0%, or the LIBOR rate plus 3.0%. We may prepay revolving loans at any time, and all amounts borrowed are due on May 30, 2002. On March 15, 2001, $15.0 million was outstanding under the Term Loan and $10.0 million was outstanding under the revolving facility.

     The bank credit facility contains financial and other covenants and certain restrictions on our ability to sell assets, engage in mergers or acquisitions, incur additional indebtedness or pay dividends on our common stock. As of the date of this Form 10-K, we are in compliance with all required covenants. The bank credit facility is secured by all of our assets in the United States, except for our real property, and the pledge of two-thirds of the stock of certain of our foreign subsidiaries.

MINORITY EQUITY INTERESTS IN SUBSIDIARIES AND SUBSIDIARY OPTION PROGRAMS

     Each of the Electronic Components Group, I-Bus/Phoenix and PurePulse have minority equity investors. These investors are former strategic partners associated with relationships established in the past, former shareholders of companies acquired using our subsidiaries' stock and former and current employees who have exercised stock options in those entities. As of December 31, 2000, minority investors owned, of the outstanding shares, approximately 5.1% of the Electronic Components Group, 6.3% of I-Bus/Phoenix and 19.3% percent of PurePulse. In addition, each such subsidiary has an employee stock option plan that permits the issuance of incentive and nonqualified stock options to purchase subsidiary common stock. The option programs at I-Bus/Phoenix and at PurePulse are active and the Electronic Components Group program is not active, although options issued previously remain outstanding. As of mid-2000, key employees of I-Bus/Phoenix and PurePulse are eligible for option grants in their respective subsidiary plans and are not eligible for grants at the parent company level. Key parent company and Electronic Components Group employees are eligible for option grants at the parent company level, but not in any subsidiaries.

     The option plans are intended to encourage an entrepreneurial atmosphere in each business segment, providing focused incentives to appreciate the equity value of each business. Options that are "in-the-money" at the subsidiary level will have a negative impact on our earnings per share. We expect to report diluted earnings per share in future quarters due to in-the-money subsidiary options. Except to the extent exercised, however, such subsidiary options will not affect our consolidated net income as reported in our consolidated statement of operations. Such options, when and if exercised, will dilute our actual ownership interest in our subsidiaries, thus reducing our share of the net income, potential dividends or distributions and proceeds of any sale or other disposition of such subsidiary. The equity interest upon exercise of stock options in the subsidiaries is accounted for as a minority interest. At December 31, 2000, the potential percentage ownership interest attributable to exercisable subsidiary options was, on a diluted basis, approximately 3% of the Electronic Components Group, 3% percent of I-Bus/Phoenix and 5% of PurePulse.

INFLATION AND CHANGES IN PRICES

     Generally, we have been able to increase prices to offset inflation-related increased costs in our commercial businesses.

CONVERSION TO THE EURO CURRENCY

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (euro). The transition period for the introduction of the euro ends June 30, 2002. Issues we face as a result of the introduction of the euro include converting information technology systems, reassessing currency risk, negotiating and amending licensing agreements and contracts, and processing tax and accounting records. We are addressing these issues and we do not expect the conversion to the euro to have a material effect on our financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

     To the extent that the above discussion goes beyond historical information and indicates results or developments which we plan or expect to achieve, these forward-looking statements are identified by the use of terms such as "expected," "anticipates," "believes," "plans" and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected, and such differences could be material. We undertake no obligation to revise these forward-looking statements to reflect future events or circumstances. You are referred to the "Risk Factors" section of this Form 10-K for a further and more detailed discussion of certain of those factors.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (later amended by Statement Nos. 137 and 138), which we are required to adopt beginning January 1, 2001. Statement No. 133 requires us to recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Because we make minimal use of derivatives and hedges, we do not anticipate that the adoption of Statement No. 133 will have a significant effect on the results of operations or our financial position.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 in the current fiscal year did not have a material effect on our financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on our financial statements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We have not entered into or invested in any instruments that are subject to market risk, except as follows.

     We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time and could have a material adverse impact on our financial results.

     Our primary foreign currency exposure has been related to local currency revenue and operating expenses in Europe. As a result of our international operations, changes in foreign currency exchange rates impact the United States dollar amount of our revenue and expenses. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date.

     At December 31, 2000, we had $22.7 million outstanding related to variable rate U.S dollar denominated short-term debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, annual interest expense on our short-term borrowings, if the amount outstanding remained unchanged, would increase by approximately $220,000.

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors........................................................46

Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000................................47

Consolidated Statements of Operations for the Fiscal Years Ended July 31, 1998 and 1999, the
Five Months Ended December 31, 1999 and the Calendar Years Ended December 31, 1999 (unaudited)
and 2000.................................................................................................48

Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended July 31, 1998 and
1999, the Five Months Ended December 31, 1999 and the Calendar Year Ended December 31, 2000..............49

Consolidated Statements of Cash Flows for the Fiscal Years Ended July 31, 1998 and 1999, the
Five Months Ended December 31, 1999 and the Calendar Years Ended December 31, 1999 (unaudited)
and 2000.................................................................................................50

Notes to Consolidated Financial Statements...............................................................51

     REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Maxwell Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries, as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended July 31, 1999, for the five months ended December 31, 1999 and for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Technologies, Inc. and subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended July 31, 1999, for the five months ended December 31, 1999 and for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                /s/ ERNST & YOUNG LLP

San Diego, California

February 9, 2001, except for Note 4, as to which the date is February 26, 2001 and Note 12, as to which the date is March 16, 2001.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             DECEMBER 31,
                                                                                   ---------------------------------
                                                                                        1999               2000
                                                                                   ---------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents..................................................        $  2,885           $   2,686
   Trade and other accounts receivable, less allowance for doubtful accounts
     of $811 and $826 at December 31, 1999 and 2000, respectively.............          15,836              24,652
   Inventories................................................................          21,641              24,769
   Prepaid expenses...........................................................             443               1,133
   Deferred income taxes......................................................          12,095              13,031
   Net assets of discontinued operations......................................          23,821              13,963
                                                                                   ---------------     -------------
     Total current assets.....................................................          76,721              80,234
Property, plant and equipment, net............................................          14,751              22,567
Goodwill and other non-current assets.........................................           6,679              19,308
                                                                                   ---------------     -------------
                                                                                      $ 98,151           $ 122,109
                                                                                   ===============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable and accrued liabilities...................................        $  8,762           $  21,711
   Accrued employee compensation..............................................           3,347               2,825
   Current portion of long-term debt and short-term borrowings................             288              22,754
                                                                                   ---------------     -------------
     Total current liabilities................................................          12,397              47,290
Long-term debt, excluding current portion.....................................             186                  --
Minority interest.............................................................           1,152               5,065
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.10 par value per share, 40,000 shares authorized; 9,564 and
     9,877 shares issued and outstanding at December 31,
     1999 and 2000, respectively..............................................             957                 988
   Additional paid-in capital.................................................          78,378              81,204
   Notes receivable from executives for stock purchases.......................              --                (900)
   Deferred compensation......................................................            (117)                (15)
   Retained earnings (deficit)................................................           5,375             (10,942)
   Accumulated other comprehensive loss - foreign currency translation
     adjustments..............................................................            (177)               (581)
                                                                                   ---------------     -------------
     Total stockholders' equity...............................................          84,416              69,754
                                                                                   ---------------     -------------
                                                                                      $ 98,151           $ 122,109
                                                                                   ===============     =============

See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FIVE MONTHS        YEARS ENDED
                                               YEARS ENDED JULY 31,       ENDED           DECEMBER 31,
                                              ----------------------   DECEMBER 31,  ----------------------
                                                 1998         1999        1999         1999         2000
                                              ---------    ---------    ---------    ---------    ---------
                                                                                    (Unaudited)
Continuing Operations:
   Sales ..................................   $  78,014    $ 102,878    $  36,863    $ 103,611    $ 102,347
   Cost of sales ..........................      48,570       70,044       28,322       74,525       79,472
                                              ---------    ---------    ---------    ---------    ---------
   Gross profit ...........................      29,444       32,834        8,541       29,086       22,875
   Operating expenses:
     Selling, general and administrative ..      18,901       26,070       12,204       27,501       26,260
     Research and development .............       5,823        6,779        2,618        6,363        8,713
     Restructuring, acquisition and other
       charges ............................       3,889        2,620        2,801        5,267        9,220
                                              ---------    ---------    ---------    ---------    ---------
       Total operating expenses ...........      28,613       35,469       17,623       39,131       44,193
                                              ---------    ---------    ---------    ---------    ---------
   Operating income (loss) ................         831       (2,635)      (9,082)     (10,045)     (21,318)
   Interest expense .......................        (338)        (404)        (112)        (331)      (1,430)
   Interest income and other, net .........       1,343          565          (29)         501            9
                                              ---------    ---------    ---------    ---------    ---------
   Income (loss) from continuing operations
     before income taxes and minority
     interest                         .....       1,836       (2,474)      (9,223)      (9,875)     (22,739)
   Provision (credit) for income taxes ....         413       (6,417)      (3,408)      (9,925)      (6,267)
   Minority interest in net income (loss)
     of subsidiaries ......................        --              4         --              4         (181)
                                              ---------    ---------    ---------    ---------    ---------
   Income (loss) from continuing operations       1,423        3,939       (5,815)          46      (16,291)

Discontinued operations, net of tax:
   Income (loss) from operations ..........      (3,130)       7,129       (5,211)       1,766       (2,880)
   Gain (provision for estimated loss) on
     disposal .............................        --           --         (2,065)      (2,065)       2,854
                                              ---------    ---------    ---------    ---------    ---------
                                                 (3,130)       7,129       (7,276)        (299)         (26)
                                              ---------    ---------    ---------    ---------    ---------
Net income (loss) .........................   $  (1,707)   $  11,068    $ (13,091)   $    (253)   $ (16,317)
                                              =========    =========    =========    =========    =========

Basic net income (loss) per share:
   Income (loss) from continuing operations   $    0.17    $    0.42    $   (0.61)   $    --      $   (1.66)
   Income (loss) from discontinued
     operations ...........................       (0.37)        0.76        (0.76)       (0.03)        --
                                              ---------    ---------    ---------    ---------    ---------
                                              $   (0.20)   $    1.18    $   (1.37)   $   (0.03)   $   (1.66)
                                              =========    =========    =========    =========    =========

Diluted net income (loss) per share:
   Income (loss) from continuing operations   $    0.16    $    0.40    $   (0.61)   $    --      $   (1.66)

   Income (loss) from discontinued
     operations ...........................       (0.35)        0.72        (0.76)       (0.03)       (0.01)
                                              ---------    ---------    ---------    ---------    ---------
                                              $   (0.19)   $    1.12    $   (1.37)   $   (0.03)   $   (1.67)
                                              =========    =========    =========    =========    =========

Shares used in computing:
   Basic net income (loss) per share ......       8,503        9,414        9,562        9,537        9,801
                                              =========    =========    =========    =========    =========

   Diluted net income (loss) per share ....       9,111        9,801        9,562        9,830        9,801
                                              =========    =========    =========    =========    =========

See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         TWO YEARS ENDED JULY 31, 1999,
      FIVE MONTHS ENDED DECEMBER 31, 1999 AND YEAR ENDED DECEMBER 31, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         DEFERRED
                                                                        COMPENSATION
                                                                         AND NOTES                  ACCUMULATED
                                                           ADDITIONAL    RECEIVABLE     RETAINED       OTHER         TOTAL
                                               COMMON       PAID-IN         FROM        EARNINGS    COMPREHENSIVE  STOCKHOLDERS'
                                                STOCK       CAPITAL      EXECUTIVES     (DEFICIT)       LOSS         EQUITY
                                             ----------    ----------    ----------    ----------    ----------    ----------
Balance at July 31, 1997 .................   $      696    $   23,246    $     (622)   $    9,297    $       --    $   32,617
   Issuance of 1,500,000 shares in a
     public stock offering, net of
     offering costs of $3.9 million ......          150        46,967            --            --            --        47,117
   Issuance of 356,240 shares under stock
     purchase and option plans ...........           36         2,348            --            --            --         2,384
   Issuance of 544,785 shares in
     connection with acquisitions ........           54         3,270            --           609            --         3,933
   Repurchase of 162,073 shares for cash
     under repurchase program ............          (16)       (3,586)           --          (391)           --        (3,993)
   Amortization of deferred compensation .           --            --           209            --            --           209
   Dividends paid to shareholders of
     acquired company prior to acquisition           --            --            --          (407)           --          (407)
   Comprehensive loss - net loss .........           --            --            --        (1,707)           --        (1,707)
                                             ----------    ----------    ----------    ----------    ----------    ----------
Balance at July 31, 1998 .................          920        72,245          (413)        7,401            --        80,153
   Issuance of 296,451 shares under stock
     purchase and option plans, including
     related income tax benefit of $4,623            30         7,498            --            --            --         7,528
   Repurchase of 62,316 shares for cash
     under repurchase program ............           (6)       (1,679)           --           (41)           --        (1,726)
   Issuance of 113,514 shares in
     connection with acquisition .........           12            18            --           184            --           214
   Amortization of deferred compensation .           --            --           209            --            --           209
   Dividends paid to shareholder of
     acquired company prior to acquisition           --            --            --          (146)           --          (146)
   Comprehensive income (loss):
     Net income ..........................           --            --            --        11,068            --        11,068
     Other comprehensive loss - foreign
       currency translation adjustments ..           --            --            --            --          (132)         (132)
                                             ----------    ----------    ----------    ----------    ----------    ----------
   Total comprehensive income ............           --            --            --        11,068          (132)       10,936
                                             ----------    ----------    ----------    ----------    ----------    ----------
Balance at July 31, 1999 .................          956        78,082          (204)       18,466          (132)       97,168
   Issuance of 6,680 shares under stock
     option plans, including related
     income tax benefit of $220 ..........            1           296            --            --            --           297
   Amortization of deferred compensation .           --            --            87            --            --            87
   Comprehensive loss:
     Net loss ............................           --            --            --       (13,091)           --       (13,091)
     Other comprehensive loss - foreign
       currency translation adjustments ..           --            --            --            --           (45)          (45)
                                             ----------    ----------    ----------    ----------    ----------    ----------
   Total comprehensive loss ..............           --            --            --       (13,091)          (45)      (13,136)
                                             ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1999 .............          957        78,378          (117)        5,375          (177)       84,416
   Issuance of 267,084 shares under stock
     purchase and option plans, including
     related income tax benefit of $219 ..           27         2,330          (900)           --            --         1,457
   Issuance of 45,506 shares in
     connection with acquisition .........            4           496            --            --            --           500
   Amortization of deferred compensation .           --            --           102            --            --           102
   Comprehensive loss:
     Net loss ............................           --            --            --       (16,317)           --       (16,317)
     Other comprehensive loss - foreign
       currency translation adjustments ..           --            --            --            --          (404)         (404)
                                             ----------    ----------    ----------    ----------    ----------    ----------
   Total comprehensive loss ..............           --            --            --       (16,317)         (404)      (16,721)
                                             ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2000 .............   $      988    $   81,204    $     (915)   $  (10,942)   $     (581)   $   69,754
                                             ==========    ==========    ==========    ==========    ==========    ==========

See accompanying notes

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           FIVE MONTHS       YEARS ENDED
                                                    YEARS ENDED JULY 31,      ENDED          DECEMBER 31,
                                                   ---------------------   DECEMBER 31,   --------------------
                                                     1998        1999          1999         1999        2000
                                                   --------    --------    -----------    --------    --------
Operating activities:                                                                     (Unaudited)
   Income (loss) from continuing operations ....   $  1,423    $  3,939    $    (5,815)   $     46    $(16,291)
     Adjustments to reconcile income (loss) from
      continuing operations to net
       cash used in operating activities:

       Depreciation and amortization ...........      2,105       3,161          1,534       3,716       3,678
       Non-cash restructuring, acquisition
         and other charges .....................      3,000       1,405          2,381       4,292       6,997
       Provision for losses on accounts
         receivable ............................        714         291            223         514         194
       Loss (gain) on sales of property and
         equipment .............................         72          76             52          (1)         (3)
       Deferred income taxes ...................         37      (2,674)        (4,268)     (6,302)     (9,312)
       Minority interest in net income
         (loss) of subsidiaries ................       --             4           --             4        (181)
       Amortization of deferred compensation ...        209         209             87         196         102
       Changes in operating assets and
         liabilities:
         Trade and other accounts receivable ...     (7,798)     (7,435)         7,079        (817)     (9,229)
         Inventories ...........................     (4,588)     (2,640)        (3,277)     (3,933)     (2,904)
         Prepaid expenses and other ............     (1,404)     (4,117)          (242)        375       2,586
         Accounts payable and accrued
           liabilities..........................      3,898      (2,892)        (1,149)     (8,807)      9,631
         Accrued employee compensation .........        555        (242)            42         274        (573)
         Income taxes payable and
           refundable, net .....................        (45)     (2,468)          (104)     (2,572)       --
                                                   --------    --------    -----------    --------    --------
         Net cash used in operating ............     (1,822)    (13,383)        (3,457)    (13,015)    (15,305)
           activities
Investing activities:
   Purchases of property and equipment .........     (4,607)     (5,484)        (1,599)     (5,236)    (11,790)
   Purchases of businesses, net of cash
     acquired ..................................     (1,308)       --             --          --        (5,524)
   Proceeds from sales of property and
     equipment .................................         70          43          3,244       3,225         119
   Proceeds from sales of businesses ...........       --          --             --          --         6,000
                                                   --------    --------    -----------    --------    --------
         Net cash provided by (used in)
           investing activities ................     (5,845)     (5,441)         1,645      (2,011)    (11,195)
Financing activities:
   Principal payments on long-term debt and
     short-term borrowings .....................     (2,339)     (2,531)        (3,214)     (3,012)     (4,976)
   Proceeds from long-term debt and
     short-term borrowings .....................      1,197       3,575           --         1,657      27,256
   Proceeds from issuance of Company and
     subsidiary stock ..........................     50,567       2,946            332       2,055       1,678
   Repurchase of Company and subsidiary
     stock .....................................     (4,000)     (1,726)          --          (354)       --

   Dividends paid to shareholders of
     acquired companies prior to acquisition ...       (407)       (146)          --          --          --
                                                   --------    --------    -----------    --------    --------
         Net cash provided by (used in)
           financing activities ................     45,018       2,118         (2,882)        346      23,958
Net cash provided by (used in) discontinued
   operations ..................................    (17,743)      3,852           (324)      5,229       2,355
Effect of exchange rate changes on cash and
   cash equivalents ............................       --          (132)           (45)       (202)        (12)
                                                   --------    --------    -----------    --------    --------
Increase (decrease) in cash and cash
  equivalents ..................................     19,608     (12,986)        (5,063)     (9,653)       (199)
Cash and cash equivalents at beginning of
  period .......................................      1,326      20,934          7,948      12,538       2,885
                                                   --------    --------    -----------    --------    --------
Cash and cash equivalents at end of period .....   $ 20,934    $  7,948    $     2,885    $  2,885    $  2,686
                                                   ========    ========    ===========    ========    ========
Cash (paid) received for:
  Interest .....................................   $  1,287    $    379    $        86    $   (331)   $   (875)
  Income taxes .................................   $   (577)   $   (633)   $      (168)   $   (801)   $   (566)

See accompanying notes.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 1 -- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Maxwell Technologies, Inc. ("Maxwell" or the "Company") applies industry-leading capabilities in power and computing to develop and commercialize electronic components and power and computing systems for original equipment manufacturer ("OEM") customers in multiple industries, including transportation, telecommunications, consumer and industrial electronics, medical and aerospace.

     In December 1999, the Company adopted a plan to restructure its operations (the "Restructuring Plan"). This Restructuring Plan (i) consolidated certain commercial business operations and improved their manufacturing and other operational capabilities, (ii) focused the defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories, (iii) focused the application of PUREBRIGHT broad-spectrum pulsed light technology on bioprocessing, medical and consumer water markets, and (iv) provided for the sale of certain non-strategic business operations. The Company also changed its fiscal year to a calendar year effective January 1, 2000. The Company previously reported results on a fiscal year of August 1 through July 31.

     The Restructuring Plan intended to make Maxwell a product-driven, high-growth company with improving operating results beginning with the fourth quarter of calendar year 2000. Since January 2000, the Company recruited more than 50 key managers with extensive commercial experience in engineering, manufacturing, material procurement, supply chain management, information technology, financial controls and sales and marketing. The Company also invested over $11 million to build and outfit state-of-the-art production facilities, including information technology infrastructure, and implement new manufacturing and business processes and systems to increase its production capacity and improve efficiency and product quality. The Company has experienced a high level of change and has made significant progress since the beginning of 2000 to achieve the objectives of the Restructuring Plan on schedule. In October 2000, the Company completed its facilities and organizational consolidation program, which essentially completed the Company's Restructuring Plan.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation. The accompanying consolidated financial statements have been reclassified to present the financial position and results of operations of the continuing businesses of the Company. Businesses which the Company intends to sell or discontinue, and certain businesses sold or discontinued by the Company in the current and prior periods, have been classified as discontinued operations in the accompanying consolidated financial statements (Note 10).

     CASH EQUIVALENTS

     The Company classifies all highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

    INVENTORIES

     Inventories are stated at the lower of cost or market. Inventory cost is determined principally using the average cost (first-in first-out) method.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 1-- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method. Depreciation and amortization is provided over the estimated useful lives of the related assets (three to thirty years). Depreciation and amortization of property, plant and equipment amounted to $2.1 million, $3.1 million, $1.5 million and $3.1 million in the fiscal years ended July 31, 1998 and 1999, the five months ended December 31, 1999 and the year ended December 31, 2000, respectively.

     CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to potential concentrations of credit risk consist principally of the Company's accounts receivable. The Company's accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs ongoing credit evaluations of its customers and generally requires no collateral.

     REVENUE RECOGNITION

     The Company derives substantially all of its revenue from the sale of manufactured products. Such revenue is typically recognized upon shipment of the products.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 in the current fiscal year did not have a material effect on the Company's financial statements.

     FOREIGN CURRENCIES

     The Company has foreign subsidiaries which conduct manufacturing and sales activities in foreign countries, specifically the United Kingdom, France and Germany. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the European markets that the Company serves. The operating results of the Company are exposed to changes in exchange rates between the United States dollar and the euro, British pound, French franc, and German mark. The Company does not currently hedge its foreign exchange risk, which is not significant at this time. The assets and liabilities of the Company's foreign subsidiaries are translated from their functional currencies into United States dollars at exchange rates in effect on the balance sheet date, and revenues and expenses are translated at weighted-average rates prevailing during the period.

     INCOME (LOSS) PER SHARE

     The Company reports basic and diluted income (loss) per share in accordance with Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE ("Statement No. 128"). Basic income (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options of the Company and certain of its subsidiaries, assuming their exercise using the "treasury stock" method, and convertible preferred shares outstanding at certain subsidiaries of the Company, assuming their conversion from the original dates of issuance.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 1-- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The following table sets forth the computation of basic and diluted income
(loss) per share (in thousands, except per share amounts).

                                                                           FIVE MONTHS       YEARS ENDED
                                                    YEARS ENDED JULY 31,      ENDED          DECEMBER 31,
                                                   ---------------------   DECEMBER 31,   --------------------
                                                     1998        1999          1999         1999        2000
                                                   --------    --------    -----------    --------    --------
                                                                                      (unaudited)
Basic:
   Income (loss) from continuing operations ....   $  1,423    $  3,939    $    (5,815)   $     46    $(16,291)
   Income (loss) from discontinued
     operations ................................     (3,130)      7,129         (7,276)       (299)        (26)
                                                   --------    --------    -----------    --------    --------
   Net income (loss) ...........................   $ (1,707)   $ 11,068    $   (13,091)   $   (253)   $(16,317)
                                                   ========    ========    ===========    ========    ========

Weighted average shares ........................      8,503       9,414          9,562       9,537       9,801
                                                   ========    ========    ===========    ========    ========

Basic net income (loss) per share:

   Income (loss) from continuing operations ....   $   0.17    $   0.42    $     (0.61)   $   --      $  (1.66)
   Income (loss) from discontinued
     operations ................................      (0.37)       0.76          (0.76)      (0.03)       --
                                                   --------    --------    -----------    --------    --------
   Basic net income (loss) per share ...........   $  (0.20)   $   1.18    $     (1.37)   $  (0.03)   $  (1.66)
                                                   ========    ========    ===========    ========    ========

Diluted:
   Income (loss) from continuing operations ....   $  1,423    $  3,939    $    (5,815)   $     46    $(16,291)
   Effect of majority-owned subsidiaries'
     dilutive securities .......................       --          --             --          --          --
                                                   --------    --------    -----------    --------    --------
   Income (loss) from continuing operations
     available to common stockholders, as
       adjusted ................................      1,423       3,939         (5,815)         46     (16,291)
   Income (loss) from discontinued
     operations ................................     (3,130)      7,129         (7,276)       (299)        (26)
   Effect of majority-owned subsidiaries'
     dilutive securities .......................        (24)        (78)          --          --          (116)
                                                   --------    --------    -----------    --------    --------
   Income (loss) from discontinued
     operations, as adjusted ...................     (3,154)      7,051         (7,276)       (299)       (142)
                                                   --------    --------    -----------    --------    --------
   Net income (loss), as adjusted ..............   $ (1,731)   $ 10,990    $   (13,091)   $   (253)   $(16,433)
                                                   ========    ========    ===========    ========    ========

Weighted average shares ........................      8,503       9,414          9,562       9,537       9,801
   Effect of dilutive stock options and
     other securities ..........................        608         387           --           293        --
                                                   --------    --------    -----------    --------    --------
   Weighted average shares, as adjusted ........      9,111       9,801          9,562       9,830       9,801
                                                   ========    ========    ===========    ========    ========

Diluted net income (loss) per share:

   Income (loss) from continuing operations ....   $   0.16    $   0.40    $     (0.61)   $   --      $  (1.66)
   Income (loss) from discontinued
     operations ................................      (0.35)       0.72          (0.76)      (0.03)      (0.01)
                                                   --------    --------    -----------    --------    --------
   Diluted net income (loss) per share .........   $  (0.19)   $   1.12    $     (1.37)   $  (0.03)   $  (1.67)
                                                   ========    ========    ===========    ========    ========

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 1-- DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (later amended by Statement Nos. 137 and 138) ("Statement No. 133"), which is required to be adopted by the Company beginning January 1, 2001. Statement No. 133 requires the Company to recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The Company adopted Statement No. 133 on January 1, 2001. Because of the Company's minimal use of derivatives and hedges, management does not anticipate that the adoption of Statement No. 133 will have a significant effect on the results of operations or the financial position of the Company.

     In March 2000, the FASB issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN 44"). FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Several of the industries in which the Company operates are characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for product returns and product obsolescence as well as other matters. Historically, actual amounts recorded have not varied significantly from estimated amounts.

NOTE 2 -- BUSINESS COMBINATIONS

     In September 2000, the Company's subsidiary, I-Bus/Phoenix, Inc., acquired Gateworks Corporation ("Gateworks"), which designs and supplies embedded computer boards, in a transaction accounted for as a purchase. On the closing date, I-Bus/Phoenix, Inc. paid $500,000 in cash and issued 855,153 new shares of I-Bus/Phoenix, Inc. common stock to the selling shareholders of Gateworks in exchange for all outstanding shares of Gateworks. Additional purchase consideration may be due in the future based upon the sales revenue of Gateworks in calendar year 2001. In connection with this acquisition, I-Bus-Phoenix, Inc. granted certain rights to the selling Gateworks shareholders that permit such shareholders, in January 2002, to require I-Bus/Phoenix, Inc. to repurchase certain of the I-Bus/Phoenix, Inc. shares issued to the shareholders on the closing date for cash not to exceed $2.9 million. The total number of I-Bus/Phoenix, Inc. shares issued to the selling Gateworks shareholders will be adjusted in the first quarter of 2002 to reflect the final purchase price based upon actual Gateworks and I-Bus/Phoenix, Inc. 2001 revenue. For purchase accounting purposes, the closing date payment was valued at approximately $4.4 million, of which $(0.1) million was allocated to the net liabilities acquired and $4.0 million was allocated to goodwill and other identifiable intangible assets, which are being amortized over a period of five years. The remaining $0.5 million related to acquired technologies, which had not achieved technological or commercial feasibility as of the closing date and was charged to operations as of the closing date. The pro forma results of operations of the Company and Gateworks, assuming Gateworks was acquired January 1, 2000, would not be materially different than reported results.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 2 -- BUSINESS COMBINATIONS (CONTINUED)

     In January 1999, the Company acquired Space Electronics, Inc. ("SEi"), a closely held company that specialized in the manufacture of radiation-shielded microelectronics for the commercial space market. Under the terms of this agreement, which was accounted for as a pooling-of-interests, Maxwell purchased all of the outstanding stock of SEi in exchange for approximately 681,000 shares of Maxwell common stock valued at approximately $25 million on the closing date. The Company incurred direct acquisition costs of approximately $1.1 million, which were charged to operations in the fiscal year ended July 31, 1999.

     Also in January 1999, the Company purchased a German company, which was formerly a distributor for the Company's applied computing business. The acquisition was accounted for as a pooling-of-interests and consisted of the purchase of all the outstanding stock of the German company in exchange for approximately 114,000 shares of Maxwell common stock valued at approximately $5 million on the closing date. The Company incurred direct acquisition costs of approximately $75,000, which were charged to operations in the fiscal year ended July 31, 1999. The historical results of operations of the acquired company were not material in relation to those of Maxwell and financial information for prior periods was not restated to reflect the merger. During the fiscal year ended July 31, 1999, the Company's retained earnings were restated to reflect the retained earnings of the acquired company as of the acquisition date of approximately $184,000.

     In December 1998, the Company acquired KD Components, Inc. ("KD"), a privately held company that developed and manufactured high-voltage multilayer ceramic capacitors and switch mode power supply capacitors for military, aerospace, medical and other applications. Under the terms of the agreement, which was accounted for as a pooling-of-interests, Maxwell purchased all of the outstanding stock of KD in exchange for approximately 145,000 shares of Maxwell common stock valued at approximately $5.5 million on the closing date. The Company incurred direct acquisition costs of approximately $120,000, which were charged to operations in the fiscal year ended July 31, 1999.

     In March 1998, the Company acquired Tri-MAP International, Ltd. ("Tri-MAP"), a privately held, United Kingdom-based manufacturer of industrial-grade PC-compatible computer systems. Tri-MAP was acquired in a stock-for-stock exchange accounted for as a pooling-of-interests for an aggregate of 290,000 shares of Maxwell common stock valued at approximately $7.0 million. The Company incurred direct transaction costs of approximately $0.6 million, which were charged to operations during the fiscal year ended July 31, 1998.

     Also in March 1998, the Company acquired Phoenix Power Systems, Inc. ("Phoenix Power"), a privately held manufacturer of power quality protection products. Under the terms of this agreement, Maxwell purchased all of the outstanding stock of Phoenix Power for approximately $4 million ($1.3 million in cash and 100,679 shares of Maxwell common stock valued at approximately $2.7 million). The acquisition was accounted for as a purchase. Direct acquisition costs were approximately $95,000. The purchase price was allocated to the estimated fair values of the net tangible and intangible assets acquired, approximately $3 million of which was charged to acquired in-process technology in the fiscal year ended July 31, 1998. The value assigned to other intangible assets was $1.6 million, and is being amortized on a straight-line basis over the estimated economic lives. The terms of the agreement provided for additional contingent purchase price based upon the financial performance of Phoenix Power following the acquisition. In January 2000, the Company agreed to pay $5.0 million of such additional purchase price which was paid in the form of 45,506 shares of the Company's common stock issued in January 2000 and valued at an aggregate of $500,000 and $4.5 million cash, paid in July 2000. The additional purchase price was initially assigned to intangible assets. The book value of such intangible assets was reduced by $4.8 million in the third quarter of 2000, to an amount representing the current appraised value of such assets as of that date (Note 9).

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 3 -- BALANCE SHEET DETAILS

  Trade and other accounts receivable consists of the following (in thousands):
                                                                                      DECEMBER 31,
                                                                              ------------------------------
                                                                                  1999             2000
                                                                              -------------    -------------
     Amounts billed........................................................    $  14,415        $ 21,556
     Amounts unbilled under long-term contracts............................        1,421           1,096
     Note receivable from related party (Note 12)..........................           --           2,000
                                                                              -------------    -------------
                                                                               $  15,836        $ 24,652
                                                                              =============    =============

     Inventories consist of the following (in thousands):

                                                                                      DECEMBER 31,

                                                                              ------------------------------
                                                                                  1999             2000
                                                                              -------------    -------------
     Finished goods........................................................    $   2,003        $  4,927
     Work-in-process.......................................................        4,090           5,850
     Raw materials and purchased parts.....................................       15,548          13,992
                                                                              -------------    -------------
                                                                               $  21,641        $ 24,769
                                                                              =============    =============

     Property, plant and equipment consists of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                              ------------------------------
                                                                                  1999             2000
                                                                              -------------    -------------
     Land and land improvements............................................    $   2,738        $  2,810
     Building and building improvements....................................        6,537           6,748
     Machinery, furniture and office equipment.............................       21,684          21,901
     Leasehold improvements................................................          563           1,936
                                                                              -------------    -------------
                                                                                  31,522          33,395
     Less accumulated depreciation and amortization........................      (17,151)        (13,667)
                                                                              -------------    -------------
                                                                                  14,371          19,728
     Construction-in-progress..............................................          380           2,839
                                                                              -------------    -------------
                                                                               $  14,751        $ 22,567
                                                                              =============    =============

     Goodwill and other non-current assets consists of the following (in thousands):
                                                                                      DECEMBER 31,
                                                                              ------------------------------
                                                                                  1999             2000
                                                                              -------------    -------------
     Goodwill and other intangible assets, net of accumulated amortization
        of $194 and $701 at December 31, 1999 and 2000, respectively.......    $   1,596        $  6,276
     Note receivable from related party, including accrued interest
        (Note 12)..........................................................        2,092              --
     Equity investments in unconsolidated companies........................          566             666
     Deposits and other....................................................        2,574             757
     Long-term deferred income taxes.......................................         (149)         11,609
                                                                              -------------    -------------
                                                                               $   6,679        $ 19,308
                                                                              =============    =============

     Accounts payable and accrued liabilities consists of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                              ------------------------------
                                                                                  1999             2000
                                                                              -------------    -------------
     Accounts payable and accrued liabilities..............................     $  7,205         $19,722
     Accrued restructuring costs...........................................          978           1,127
     Customer deposits.....................................................          579             862
                                                                              -------------    -------------
                                                                                $  8,762         $21,711
                                                                              =============    =============

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 4 -- CREDIT AGREEMENT

     Outstanding borrowings under the Company's bank credit agreement were $22.7 million at December 31, 2000, at a weighted average interest rate of 11.0%. On February 26, 2001, the agreement was terminated and repaid in full with the proceeds of a new bank credit agreement (the "Credit Agreement"). The Credit Agreement provides for (i) revolving borrowings of up to $15.0 million, subject to a borrowing base computation, through May 2002, bearing interest at LIBOR plus 3% or the bank's reference rate plus 1%, and (ii) a term loan of an additional $15.0 million through June 15, 2001, bearing interest at the bank's reference rate plus 1.5% (the "Term Loan"). Borrowings under the Credit Agreement are secured by the Company's assets in the United States, except for real property, and a pledge of two-thirds of the stock of certain foreign subsidiaries. The Company will be required to comply with certain financial covenants effective March 31, 2001. The Company intends to repay the Term Loan with proceeds from the sale of its defense contracting business, which is expected to be completed by March 31, 2001 (Note 10). If this sale is not completed by June 15, 2001, or the proceeds are inadequate to repay the Term Loan in full, the Company and the bank will negotiate terms on which the Term Loan may be extended. Such terms are expected to include a pledge of the Company's real property.

NOTE 5 -- STOCK ACTIVITY AND STOCK PLANS

STOCK OPTION PLANS

     In December 1995, the Company adopted the 1995 Stock Option Plan under which, as amended, 3,340,000 shares of common stock were reserved for future grant. The Company's 1999 Director Stock Option Plan, under which 75,000 shares were reserved for future grant, was adopted in 1999 and approved by the Company's shareholders in January 2000. The plans provide for granting either Incentive Stock Options or Non-Qualified Stock Options to employees and non-employee members of the Company's board of directors, respectively. In December 1999, the Company granted 294,030 non-qualified options to the Company's new President and Chief Executive Officer, outside of the Company's other option plans. Options are also outstanding under expired stock option plans, which were superceded by the current plans. Options granted under all stock option plans are for the purchase of common stock of the Company at not less than the stock's fair market value at the date of grant. Employee options are generally exercisable in cumulative annual installments of 20 - 30 percent, while options in the Director Option Plan are exercisable in full one year after date of grant. The options have terms of five to ten years. As of December 31, 2000, the Company has 693,726 shares available for future grant under its stock option plans.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 5 -- STOCK ACTIVITY AND STOCK PLANS (CONTINUED)

     The following table summarizes total aggregate stock option activity for the period July 31, 1997 through December 31, 2000:

                                                           NUMBER         WEIGHTED AVERAGE
                                                         OF SHARES         EXERCISE PRICE
                                                        -------------    --------------------
     Balance at July 31, 1997......................       1,054,680             $ 8.60
       Granted.....................................         591,500             $25.23
       Exercised...................................        (324,825)            $ 5.49
       Expired or forfeited........................         (56,200)            $18.57
                                                        -------------
     Balance at July 31, 1998......................       1,265,155             $16.73
       Granted.....................................         684,140             $23.87
       Exercised...................................        (285,400)            $ 9.65
       Expired or forfeited........................         (41,340)            $19.96
                                                        -------------
     Balance at July 31, 1999......................       1,622,555             $20.90
       Granted.....................................         647,602             $10.42
       Exercised...................................          (6,680)            $ 3.63
       Expired or forfeited........................        (106,580)            $21.41
                                                        -------------
     Balance at December 31, 1999..................       2,156,897             $17.78
       Granted.....................................       1,028,092             $12.92
       Exercised...................................         (81,105)            $ 5.74
       Expired or forfeited........................        (427,710)            $21.44
                                                        -------------
     Outstanding at December 31, 2000..............       2,676,174             $15.70
                                                        =============

     The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2000:

                                                              WEIGHTED
                                               WEIGHTED       AVERAGE                        WEIGHTED
                                               AVERAGE       REMAINING                        AVERAGE
      RANGE OF EXERCISE        OPTIONS         EXERCISE     CONTRACTUAL        OPTIONS       EXERCISE
            PRICES           OUTSTANDING        PRICE          LIFE          EXERCISABLE       PRICE
     -------------------   --------------   ------------  ----------------   -----------   --------------
       $  0.01 -  6.55          127,897        $   4.37      3.3 years         127,897      $   4.37
       $  6.56 -  9.82          520,614        $   8.79      8.7 years         152,164      $   8.63
       $  9.83 - 13.10          396,092        $  11.58      8.7 years          23,650      $  10.80
       $ 13.11 - 16.37          616,000        $  13.85      9.8 years          15,600      $  13.13
       $ 16.38 - 19.65          125,281        $  18.93      2.8 years         100,529      $  18.93
       $ 19.66 - 22.92          259,750        $  21.12      8.0 years          93,450      $  21.08
       $ 22.93 - 24.99          242,200        $  23.88      7.7 years         130,800      $  23.92
       $ 25.00 - 25.00          227,890        $  25.00      0.3 years          94,954      $  25.00
       $ 25.01 - 32.75          160,450        $  27.51      7.0 years         121,645      $  27.76
                           --------------                                    -----------
                              2,676,174                                        860,689
                           ==============                                    ===========

     Each of the Company's subsidiaries has minority equity investors. These investors are former strategic partners, former stockholders of businesses acquired using subsidiary stock and former and current employees who have exercised stock options in those entities. As of December 31, 2000, minority investors owned, of the outstanding shares, approximately 5.1% of Maxwell Electronic Components Group, Inc., 6.3% of I-Bus/Phoenix, Inc. and 19.3% percent of PurePulse Technologies, Inc. In addition, each such subsidiary has an employee stock option plan providing for the issuance of incentive and nonqualified stock options to purchase subsidiary common stock. Only the option programs at I-Bus/Phoenix, Inc. and at PurePulse Technologies, Inc. are active with respect to current grants of options. As of mid-2000, certain employees of I-Bus/Phoenix, Inc. and PurePulse Technologies, Inc. are eligible for option grants in their respective subsidiary plans and are not eligible for grants at the Maxwell level. Certain corporate and Maxwell Electronic Components Group, Inc. employees are eligible for option grants at the Maxwell level, but not in any subsidiaries.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 5 -- STOCK ACTIVITY AND STOCK PLANS (CONTINUED)

     The subsidiary option plans intend to encourage an entrepreneurial atmosphere in each business segment, providing focused incentives to appreciate the equity value of each business. Options that are "in-the-money" at the subsidiary level have a negative impact on Maxwell's earnings per share. The Company expects to report diluted earnings per share in future periods due to in-the-money subsidiary options. Except to the extent exercised, however, such subsidiary options will not affect Maxwell's consolidated net income as reported in its consolidated statement of operations. Such options, when and if exercised, will dilute Maxwell's actual ownership interest in its subsidiaries, thus reducing Maxwell's share of the net income (loss), potential dividends or distributions and proceeds of any sale or other disposition of such subsidiary. The equity interest upon exercise of stock options in the subsidiaries is accounted for as a minority interest. Based on current programs, the potential percentage ownership interest attributable to exercisable subsidiary options as of December 31, 2000 is, on a diluted basis, approximately 3% of Maxwell Electronic Components Group, Inc., 3% percent of I-Bus/Phoenix, Inc. and 5% of PurePulse Technologies, Inc.

     The Company has adopted the disclosure only provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement No. 123"). In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted in the fiscal years ended July 31, 1998 or 1999, the five months ended December 31, 1999 or the year ended December 31, 2000, as the stock options have been granted at their current fair market value. If the Company had elected to recognize compensation based on the fair value method prescribed by Statement No. 123, the Company's net income (loss) from continuing operations and diluted income (loss) from continuing operations per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                           FIVE MONTHS      YEARS ENDED
                                                   YEARS ENDED JULY 31,       ENDED         DECEMBER 31,
                                                  ---------------------    DECEMBER 31,  --------------------
                                                    1998        1999           1999        1999        2000
                                                  --------    --------     -----------   --------    --------
                                                                                (unaudited)
Income (loss) from continuing operations,
   as reported .................................  $   1,423   $   3,939    $   (5,815)   $     46    $(16,291)
Pro forma income (loss) from continuing
   operations ..................................  $  (2,083)  $  (1,643)   $   (8,290)   $ (5,685)   $(24,668)

Diluted income (loss) from continuing
   operations per share, as reported ...........  $    0.16   $      0.40  $    (0.61)   $   --      $  (1.66)
Pro forma diluted income (loss) from
   continuing operations per share .............  $   (0.24)  $     (0.17) $    (0.87)   $  (0.58)   $  (2.52)

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

                                 RISK-FREE             DIVIDEND             VOLATILITY            WEIGHTED-AVERAGE
       YEARS ENDED             INTEREST RATES           YIELDS                FACTORS              EXPECTED TERMS
--------------------------    -----------------    ------------------    ------------------    -----------------------
July 31, 1998                       5.5%                  --                   54.0%                  4 Years

July 31, 1999                       5.0%                  --                   66.0%                  5 Years

December 31, 1999                   5.0%                  --                  106.0%                  5 Years

December 31, 2000                   5.0%                  --                   74.0%                  5 Years

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 5 -- STOCK ACTIVITY AND STOCK PLANS (CONTINUED)

     Based on these assumptions, the estimated weighted average fair value at grant date for Company options granted during the fiscal years ended July 31, 1998 and 1999, the five months ended December 31, 1999, and the year ended December 31, 2000 was $12.00, $12.53, $9.13 and $10.01 per option, respectively.

STOCK PURCHASE PLANS

     In December 1994, the Company established the 1994 Employee Stock Purchase Plan and a Director Stock Purchase Plan. The employee plan permits substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period. The director plan permits non-employee directors to purchase common stock at 100% of the trading price of the stock on the date a request for purchase is received. In the fiscal years ended July 31, 1998 and 1999, and in the year ended December 31, 2000, aggregate shares of 40,795, 48,388 and 118,666, respectively, were issued under the two plans for aggregate proceeds to the Company of $759,000, $970,000 and $997,000 respectively. No shares were issued under the plans in the five months ended December 31, 1999. At December 31, 2000, 131,486 shares are reserved for future issuance under these plans.

     In January 2000, the Board adopted, and the Company's stockholders subsequently approved, the Company's Management Equity Ownership Program (the "Program"). Under the Program, executive officers of the Company and other members of senior management selected by the Committee are offered full-recourse loans from the Company to be used to purchase stock of the Company. The loans bear interest and must be repaid in annual installments of principal and interest over a four-year period. Repayment of the loans is secured by the shares purchased with the loan proceeds. On February 1, 2000, loans in the aggregate amount of $900,000, bearing interest at 6.56%, were made in connection with the aggregate purchase of 74,995 newly issued shares of the Company's common stock at $12.00 per share, the closing market price on the date of purchase.

DEFERRED COMPENSATION

     In 1996 and 1997, the Chairman of the Company was granted shares of the Company's common stock subject to certain restrictions. The shares granted vest ratably over a four-year period, and at the grant dates the shares had a fair value of approximately $645,000 and $190,000, respectively. Those values, net of accumulated amortization, are shown as deferred compensation in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity. The deferred compensation is being amortized to expense over the four-year vesting periods, and such amortization totaled $209,000, $209,000, $87,000 and $102,000 in the fiscal years ended July 31, 1998 and 1999, in the five months ended December 31, 1999 and the year ended December 31, 2000, respectively.

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

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 6 -- INCOME TAXES

     The provision (credit) for income taxes based on income (losses) from continuing operations is as follows (in thousands):

                                                                           FIVE MONTHS      YEARS ENDED
                                                   YEARS ENDED JULY 31,       ENDED         DECEMBER 31,
                                                  ---------------------    DECEMBER 31,  --------------------
                                                    1998        1999           1999        1999        2000
                                                  --------    --------     -----------   --------    --------
                                                                                            (unaudited)
Federal:
  Current ......................................   $    127    $   --      $      --      $   --      $   --
  Deferred .....................................         16      (4,903)        (3,207)     (8,110)     (6,134)
                                                   --------    --------    -----------    --------    --------
                                                        143      (4,903)        (3,207)     (8,110)     (6,134)
State:
  Current ......................................         25          82            399         565         122
  Deferred .....................................         19      (1,964)          (920)     (2,884)       (751)
                                                   --------    --------    -----------    --------    --------
                                                         44      (1,882)          (521)     (2,319)       (629)
Foreign:
  Current ......................................        200         394            320         504         496
  Deferred .....................................         26         (26)          --          --          --
                                                   --------    --------    -----------    --------    --------
                                                        226         368            320         504         496
                                                   --------    --------    -----------    --------    --------
                                                   $    413    $ (6,417)   $    (3,408)   $ (9,925)   $ (6,267)
                                                   ========    ========    ===========    ========    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                      DECEMBER 31,
                                                                              ------------------------------
                                                                                  1999             2000
                                                                              -------------    -------------
     Deferred tax assets:
       Tax loss carryforwards..............................................     $  4,000          $20,300
       Research and development and other tax credit carryforwards.........        2,900            2,900
       Uniform capitalization, contract and inventory-related reserves.....        2,538            1,319
       Environmental and restructuring provisions..........................        2,000              408
       Asset write-downs under FASB Statement No. 121......................          349              343
       Accrued vacation....................................................          401              430
       Allowance for doubtful accounts.....................................          285              301
       Other...............................................................          207              145
                                                                              -------------    -------------
               Total deferred tax assets...................................       12,680           26,146
     Deferred tax liabilities:
       Book investment basis in excess of tax basis........................           --           (1,166)
       Tax basis depreciation in excess of book depreciation...............         (734)            (340)
                                                                              -------------    -------------
               Total deferred tax liabilities..............................         (734)          (1,506)
                                                                              -------------    -------------
     Net deferred tax assets...............................................     $ 11,946          $24,640
                                                                              =============    =============

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 6 -- INCOME TAXES (CONTINUED)

     The Company cannot carry losses back to prior years. Through the fiscal year ended July 31, 1998, the Company had provided a valuation allowance against the future tax benefits of its net operating loss carryforwards and net deferred income tax assets as realization of such future benefits was deemed to be uncertain. Based on the Company's earnings from continuing operations in the fiscal years ended July 31, 1998 and 1999, management determined in July 1999 that it was more likely than not that the Company would receive the future benefits from its net deferred income tax assets, including tax credits and remaining net operating loss carryforwards. Accordingly, in fiscal year 1999, the Company reversed the valuation allowance and recorded net deferred income tax assets of approximately $8.9 million, of which $4.6 million was recorded as a credit to additional paid-in capital for tax benefits relating to employee stock option and stock purchase plan activity in the current and prior years. Management believes that realization of the Company's deferred tax assets, which are primarily comprised of net operating loss carryforwards and tax credits, is more likely than not, based on the expected gains on the disposition of discontinued operations and future taxable income.

     As of December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax of approximately $51.8 million and $30.5 million, respectively. The federal loss carryforward begins to expire in calendar year 2011, while the state loss carryforwards begin to expire in 2001 and expire through 2010. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes of $2.0 million and $0.9 million, which begin to expire in 2004.

     The provision (credit) for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate of 35% to income (loss) from continuing operations before income taxes and minority interest. The primary components of such difference are as follows (in thousands):

                                                                           FIVE MONTHS      YEARS ENDED
                                                   YEARS ENDED JULY 31,       ENDED         DECEMBER 31,
                                                  ---------------------    DECEMBER 31,  --------------------
                                                    1998        1999           1999        1999        2000
                                                  --------    --------     -----------   --------    --------
                                                                                            (unaudited)
Tax at federal statutory rate ..................   $    848    $   (865)   $    (3,228)   $ (3,456)   $ (7,959)
State taxes, net of federal benefit ............        167        (221)          (374)     (1,072)       (637)
Effect of tax rate differential for foreign
   subsidiary ..................................        (47)         84            141         142         125
Impact of asset basis difference in
   acquisitions ................................      1,237        (793)          --          (970)      2,191
Utilization of net operating loss
   carryforwards ...............................       (500)       (400)          --          (400)       --
Valuation allowance, including tax benefits
   of stock activity ...........................     (1,119)     (4,280)          --        (4,280)       --
Other items not reflected in consolidated
   statement of operations .....................       (173)         58             53         111          13
                                                   --------    --------    -----------    --------    --------
                                                   $    413    $ (6,417)   $    (3,408)   $ (9,925)   $ (6,267)
                                                   ========    ========    ===========    ========    ========

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 7 -- LEASES

     Rental expense amounted to $1.7 million, $2.4 million, $1.0 million and $2.6 million in fiscal years ended July 31, 1998 and 1999, the five months ended December 31, 1999, and the year ended December 31, 2000, respectively, and was incurred primarily for facility rental. Future annual minimum rental commitments as of December 31, 2000, are as follows (in thousands):

FISCAL YEARS
------------
    2001..........................................................      $2,017
    2002..........................................................       1,603
    2003..........................................................         858
    2004..........................................................         766
    2005..........................................................         787
    Thereafter....................................................       1,308
                                                                       --------
                                                                        $7,339
                                                                       ========

     Certain leases include renewal options for periods ranging from one to ten years and are subject to rental adjustment based on consumer price indices. Substantially all leases provide that the Company pay for property taxes, insurance, and repairs and maintenance. The Company also subleases certain of its leased facilities under non-cancelable subleases through 2003. Future annual amounts due to the Company under such subleases, aggregating $2,001,000, are as follows: calendar year 2001 - $1,044,000; 2002 - $863,000; and 2003 - $94,000.

NOTE 8 -- EMPLOYEE BENEFIT PLANS

     Substantially all United States employees are eligible to elect coverage under contributory employee savings plans which provide for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company's matching contributions under these plans totaled $345,000, $446,000, $269,000 and $387,000 in the fiscal years ended July 31, 1998 and
1999, the five months ended December 31, 1999, and the year ended December 31, 2000, respectively.

NOTE 9 -- RESTRUCTURING, ACQUISITION AND OTHER CHARGES

     In connection with the Restructuring Plan, the Company has undertaken various actions to consolidate its facilities and reduce the cost structure of the Company. As a result, the Company recorded restructuring and other related charges in the year ended December 31, 2000 of approximately $8.7 million. Such charges were determined in accordance with Staff Accounting Bulletin No. 100, RESTRUCTURING AND IMPAIRMENT CHARGES, and Emerging Issues Task Force No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). These charges include severance costs related to a reduction in workforce, the closure and combination of certain facilities, and the write-off of certain non-performing operating assets, including goodwill balances of $4.8 million related to a previous acquisition based on a current appraisal of the acquired business. The Company completed its Restructuring Plan in October 2000 and has finalized the consolidation and integration of its operations and related facilities. Accordingly, the Company does not expect to record additional restructuring related charges.

     In September 2000, the Company also recorded a charge of $0.5 million related to the write-off of in-process technology acquired in connection with the acquisition of Gateworks (Note 2).

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 9 -- RESTRUCTURING, ACQUISITION AND OTHER CHARGES (CONTINUED)

     The following table summarizes the restructuring, acquisition and other charges recorded, and the activity related to such charges, in the five months ended December 1999 and the year ended December 31, 2000 (in thousands):

                              WRITE-DOWN OF
                              ABANDONED          SEVERANCE       COSTS TO       MOVING AND
                                OPERATING        COSTS FOR      EXIT CERTAIN    OTHER COSTS     WRITE-OFF
                                ASSETS AND      INVOLUNTARY     CONTRACTUAL     RELATED TO         OF
                                 IMPAIRED         EMPLOYEE       AND LEASE     CONSOLIDATION   IN-PROCESS
                                  ASSETS        TERMINATIONS    OBLIGATIONS    OF FACILITIES   TECHNOLOGY         TOTAL
                              ---------------   -------------   ------------   --------------  ------------     -----------
Five Months Ended December 31, 1999:
  Reserves Established ......   $      1,813    $        831    $        127    $         30    $       --      $      2,801
  Utilization of Reserves:
    Cash ....................           --              --               (10)           --              --               (10)
    Non-Cash ................         (1,813)           ` --            --              --              --            (1,813)
                                ------------    ------------    ------------    ------------    ------------    ------------
      Balance at December 31,           --               831             117              30            --               978
     1999

Year Ended December 31, 2000:
  Reserves Established ......          6,433             740             907             640             500           9,220
  Utilization of Reserves:
    Cash ....................           --              (951)           (828)           (359)           --            (2,138)
    Non-Cash ................         (6,433)           --              --              --              (500)         (6,933)
                                ------------    ------------    ------------    ------------    ------------    ------------
      Balance at December 31,
     2000 ...................   $       --      $        620    $        196    $        311    $       --      $      1,127
                                ============    ============    ============    ============    ============    ============

     During the fiscal year ended July 31, 1999, the Company recorded restructuring, acquisition and other charges of approximately $2.6 million. Of these charges, approximately $1.6 million consisted of direct acquisition costs for business combinations accounted for using the pooling-of-interests method. The remaining $1.0 million charge consists primarily of amounts provided for revised estimates of costs to resolve certain environmental and legal contingencies which occurred in prior years, as well as other restructuring provisions, including employee and facility expenses, related to decisions made in July 1999 to reduce certain administrative infrastructure of the Company in Europe and the United States.

     The Company recorded a $3.9 million charge in the fiscal year ended July 31, 1998 related to the acquisition of two businesses, including $0.9 million of transaction costs for a business combination accounted for as a pooling-of-interests, and $3.0 million related to the appraised amount of acquired in-process technology for a business combination accounted for as a purchase.

NOTE 10 -- DISCONTINUED OPERATIONS

     In connection with its Restructuring Plan, the Company divested its high voltage wound film capacitors, high voltage power supplies and time card and job cost accounting software businesses in 2000. In February 2000, the Company sold the high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date. In addition, the buyer assumed certain liabilities of the businesses, including a long-term lease for the facility the businesses occupied, which extended through 2006 with annual rent of approximately $0.5 million. In November 2000, the Company sold its time card and job cost accounting software business for cash of $2.5 million and certain minority shares of common stock of the buyer with an immaterial value. In the fourth quarter of 2000, the Company also received cash of approximately $0.7 million related to its equity investment in an unconsolidated entity, which was classified as a discontinued operation. In December 1999, the Company recorded provisions of approximately $2.1 million, net of tax, for estimated losses on the sale of these discontinued businesses. Based on the actual proceeds received and the net assets of the discontinued businesses at their respective dates of sale, the Company reversed the provisions recorded in December 1999 and recorded an aggregate gain on these sales of $2.9 million, net of tax, in the year ended December 31, 2000, including such reversal.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 10 -- DISCONTINUED OPERATIONS (CONTINUED)

     In late 2000, the Company decided to focus on its Electronic Components Group and I-Bus/Phoenix segments (Note 11). Accordingly, in late 2000, the Company offered for sale its defense contracting business and signed letters of intent to sell the business in separate transactions with two buyers. Both transactions are expected to be completed by March 31, 2001. The Company is also seeking strategic alternatives for its PurePulse business, which the Company expects will result in the sale of all or a majority of the Company's interest in the business in 2001. Accordingly, both the defense contracting business and PurePulse, each of which was previously classified as a separate segment, have been classified as discontinued operations for financial reporting purposes.

     Operating results of the discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations. The provision (credit) for income taxes related to the discontinued operations was $0.6 million and $4.2 million in the fiscal year ended July 31, 1999 and the five months ended December 31, 1999, respectively. For the fiscal year ended July 31, 1999, the provision for income taxes was net of a credit of $1.7 million representing the reversal of a valuation allowance provided in previous years against certain deferred tax assets of the discontinued operations. No provision for income taxes was provided for discontinued operations for the fiscal year ended July 31, 1998 or the calendar year ended December 31, 2000. The businesses included in discontinued operations had sales aggregating $62.6 million, $76.8 million, $24.7 million and $47.2 million in the fiscal years ended July 31, 1998 and 1999, the five months ended December 31, 1999, and the year ended December 31, 2000, respectively. These amounts are not included in net sales in the accompanying consolidated statements of operations.

     Assets and liabilities of the discontinued operations consisted of the following (in thousands):

                                                                                        DECEMBER 31,
                                                                          -----------------------------------------
                                                                                 1999                  2000
                                                                          -------------------    ------------------
Assets:
   Cash...............................................................        $  1,162                $     --
   Accounts receivable................................................          18,998                  10,442
   Inventories........................................................           3,443                   1,083
   Prepaid expenses and other current assets..........................           7,020                     189
   Property and equipment, net........................................           6,678                   3,484
   Goodwill and other non-current assets..............................           5,204                   5,725
                                                                          -------------------    ------------------
                                                                                42,505                  20,923
Liabilities:
   Accounts payable and other current liabilities, including
     provisions for estimated losses upon disposal....................          18,684                   6,960
                                                                          -------------------    ------------------
                                                                              $ 23,821                $ 13,963
                                                                          ===================    ==================

     Net assets of the discontinued operations have been separately classified in the accompanying consolidated balance sheets as of December 31, 1999 and 2000. Prior year consolidated financial statements have been restated to conform to the current year presentation.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 11 -- BUSINESS SEGMENTS

     In accordance with the requirements and guidelines of Statement of Financial Accounting Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, Maxwell's operations have been classified into two business segments as follows:

-    Electronic Components Group

          As part of its Restructuring Plan, the Company organized the Electronic Components Group by combining numerous business units and product lines: its POWERCACHE ultracapacitors, EMI filtered feedthroughs, ceramic capacitors and radiation-shielded microelectronics. In October 2000, the Company integrated the POWERCACHE ultracapacitor operations and the radiation-shielded microelectronics operations into one new manufacturing site in San Diego, while the EMI filters and ceramic capacitors are manufactured at the Company's facility in Carson City, Nevada, which was redesigned in 2000. Both facilities were designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

          The Electronic Components Group consists primarily of the following power delivery and other high reliability devices product lines:

          - ultracapacitors for electrical energy storage and delivery of peak power for a variety of applications;

          - EMI filtered feedthroughs for cardiac pacemakers, defibrillators and other implantable medical devices and high temperature ceramic capacitors and filters used in oil exploration; and

          - radiation-shielded microelectronics, including integrated circuits, power modules and single board computers for space and military markets.

     -    I-Bus/Phoenix Power and Computing Systems

               As part of its Restructuring Plan, the Company integrated its I-Bus, Inc. and Phoenix Power Systems, Inc. subsidiaries. The I-Bus/Phoenix organization has operations in the U.S., Europe and Asia. The new I-Bus/Phoenix operation is focused on providing high availability custom computing systems and power quality products. As part of the Restructuring Plan, the Company combined the San Diego operations of these two businesses into a single facility in October 2000. The new facility has been designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

               The Company's I-Bus/Phoenix product offerings include applied computing systems, power distribution systems and power conditioning units. These products are sold mainly to OEMs serving the telecommunications and Internet infrastructure, industrial automation, broadcasting and medical imaging markets.

     Maxwell's management evaluates performance and allocates resources based on a measure of segment operating profit (loss), excluding restructuring, acquisition and other charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Maxwell does not evaluate segment performance on amounts provided for restructuring, acquisition and other charges, or on items of income or expense below operating income (loss). Accordingly, such items are not segregated by operating segment.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 11 -- BUSINESS SEGMENTS (CONTINUED)

     Business segment financial data is as follows (in thousands):


                                                                           FIVE MONTHS      YEARS ENDED
                                                   YEARS ENDED JULY 31,       ENDED         DECEMBER 31,
                                                  ---------------------    DECEMBER 31,  --------------------
                                                    1998        1999           1999        1999        2000
                                                  --------    --------     -----------   --------    --------
                                                                                         (unaudited)
Sales:
   Electronic Components Group .................   $ 35,166    $ 37,783    $     9,143    $ 29,336    $ 39,139
   I-Bus/Phoenix Power and Computing Systems ...     42,848      65,095         27,720      74,275      63,208
                                                   --------    --------    -----------    --------    --------
     Consolidated total ........................   $ 78,014    $102,878    $    36,863    $103,611    $102,347
                                                   ========    ========    ===========    ========    ========

Operating income (loss):
   Electronic Components Group .................   $  3,053    $ (2,275)   $    (5,138)   $ (7,878)   $ (3,001)

   I-Bus/Phoenix Power and Computing Systems ...      3,297       3,444            128       4,403      (3,782)
                                                   --------    --------    -----------    --------    --------
     Total operating income (loss) .............      6,350       1,169         (5,010)     (3,475)     (6,783)
   Corporate expenses, including total
     restructuring, acquisition and other charges    (5,519)     (3,804)        (4,072)     (6,570)    (14,535)
   Interest and other, net .....................      1,005         161           (141)        170      (1,421)
                                                   --------    --------    -----------    --------    --------
Income (loss) from continuing operations before
   income taxes, and minority interest .........   $  1,836    $ (2,474)   $    (9,223)   $ (9,875)   $(22,739)
                                                   ========    ========    ===========    ========    ========

Depreciation and amortization:
   Electronic Components Group .................   $  1,025    $  1,409    $       688    $  1,832    $  1,530
   I-Bus/Phoenix Power and Computing Systems ...        754       1,357            612       1,409       1,545
   Corporate ...................................        326         395            234         475         603
                                                   --------    --------    -----------    --------    --------
     Consolidated total ........................   $  2,105    $  3,161    $     1,534    $  3,716    $  3,678
                                                   ========    ========    ===========    ========    ========

Capital expenditures:
   Electronic Components Group .................   $  2,797    $  3,698    $       807    $  3,504    $  1,233
   I-Bus/Phoenix Power and Computing Systems ...        861       1,223            587       1,240       3,982
   Corporate ...................................        949         563            205         492       6,575
                                                   --------    --------    -----------    --------    --------
     Consolidated total ........................   $  4,607    $  5,484    $     1,599    $  5,236    $ 11,790
                                                   ========    ========    ===========    ========    ========
                                                            JULY 31,                            DECEMBER 31,
                                                   ------------------------               ---------------------
                                                       1998           1999                   1999        2000
                                                   ------------   ---------               ----------- ---------
Identifiable Assets:
   Electronic Components Group.................    $  23,648      $  27,834               $  27,147   $  35,169
   I-Bus/Phoenix Power and Computing Systems...       23,700         33,163                  29,517      33,199
   Corporate...................................       28,481         24,884                  17,666      39,778
   Net assets of discontinued operations.......       24,371         27,605                  23,821      13,963
                                                   ------------   ---------               ----------- ---------
     Consolidated total........................     $100,200       $113,486               $  98,151    $122,109
                                                   ============   =========               =========== =========

     Intersegment sales are insignificant. Identifiable assets by segment include the assets directly identified with those segments. Corporate assets consist primarily of cash and cash equivalents, deferred tax assets and credits, and the centralized telecommunications, networking and other information technology equipment of the Company.

     International sales amounted to $14.8 million, $24.0 million, $10.7 million and $25.8 million in the fiscal years ended July 31, 1998 and 1999, in the five months ended December 31, 1999, and in the year ended December 31, 2000, respectively, and were made principally to customers in the United Kingdom, Europe and the Pacific Rim. Company assets located outside the United States totaled approximately $8.9 million and $10.5 million at December 31, 1999 and 2000, respectively.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 11 -- BUSINESS SEGMENTS (CONTINUED)

     The Company made sales to one major customer of its I-Bus/Phoenix Power and Computing Systems segment which aggregated 13.1%, 16.7%, 18.6% and 8.4% of total Company sales for the fiscal year ended July 31, 1999, the five months ended December 31, 1999 and the years ended December 31, 1999 and 2000, respectively. In addition, one other major customer of the I-Bus/Phoenix Power and Computing Systems segment accounted for 10.2% of total Company sales for the fiscal year ended July 31, 1998.

NOTE 12 - RELATED PARTY TRANSACTIONS

     In February 1999, the Company loaned $2.0 million to its Chairman and former CEO under a full recourse promissory note agreement, bearing interest at 5% per year and secured in part by a pledge of Company stock owned by the Chairman. Principal and accumulated interest was paid in full in January 2001.

     In January 2001, the Company borrowed $1.5 million from its Chief Executive Officer under an unsecured promissory note bearing interest at 11.0%. The note and accrued interest was fully repaid in March 2001.

                   MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION FOR THE FULL YEAR ENDED DECEMBER 31, 1999 IS UNAUDITED)

NOTE 13 - UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1999 and 2000, respectively. The unaudited financial information reflects all normal recurring adjustments, which are in the opinion of management, necessary for the fair statement of the results of the interim periods (in thousands, except per share amounts).

                                                                         THREE MONTHS ENDED
                                                  ------------------------------------------------------------
                                                    MARCH 31,        JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                  ------------    ------------    ------------    ------------
Year Ended December 31, 1999:
   Continuing operations:
     Sales ....................................   $     24,398    $     28,663    $     29,074    $     21,476
     Cost of sales ............................         16,366          19,934          21,333          16,892
                                                  ------------    ------------    ------------    ------------
     Gross profit .............................          8,032           8,729           7,741           4,584
     Total operating expenses .................          8,409           8,088          10,137          12,497
                                                  ------------    ------------    ------------    ------------
     Operating income (loss) ..................           (377)            641          (2,396)         (7,913)
     Income (loss) from continuing operations .           (241)            440           4,607          (4,760)
   Discontinued operations, net of tax ........          2,177           4,227             (82)         (6,621)
                                                  ------------    ------------    ------------    ------------
   Net income (loss) ..........................   $      1,936    $      4,667    $      4,525    $    (11,381)
                                                  ============    ============    ============    ============

   Basic net income (loss) per share:
     Income (loss) from continuing operations .   $      (0.03)   $      (0.05)   $       0.48    $      (0.50)
     Income (loss) from discontinued operations           0.23           (0.44)          (0.01)          (0.69)
                                                  ------------    ------------    ------------    ------------
                                                  $       0.20    $      (0.49)   $       0.47    $      (1.19)
                                                  ============    ============    ============    ============

   Diluted net income (loss) per share:
     Income (loss) from continuing operations .   $      (0.03)   $      (0.04)   $       0.47    $      (0.50)
     Income (loss) from discontinued operations           0.23           (0.43)          (0.01)          (0.69)
                                                  ------------    ------------    ------------    ------------
                                                  $       0.20    $      (0.47)   $       0.46    $      (1.19)
                                                  ============    ============    ============    ============

Year Ended December 31, 2000:
   Continuing operations:
     Sales ....................................   $     26,149    $     27,085    $     21,671    $     27,442
     Cost of sales ............................         18,645          19,446          20,631          20,750
                                                  ------------    ------------    ------------    ------------
     Gross profit .............................          7,504           7,639           1,040           6,692
     Total operating expenses .................          9,654          10,226          16,685           7,628
                                                  ------------    ------------    ------------    ------------
     Operating loss ...........................         (2,150)         (2,587)        (15,645)           (936)
     Loss from continuing operations ..........         (1,384)         (1,692)        (12,331)           (884)
   Discontinued operations, net of tax ........           (107)           (167)           (644)            892
                                                  ------------    ------------    ------------    ------------
   Net income (loss) ..........................   $     (1,491)   $     (1,859)   $    (12,975)   $          8
                                                  ============    ============    ============    ============

   Basic net income (loss) per share:
     Loss from continuing operations ..........   $      (0.14)   $      (0.18)   $      (1.25)   $      (0.09)
     Income (loss) from discontinued operations          (0.04)          (0.14)          (0.07)           0.09
                                                  ------------    ------------    ------------    ------------
                                                  $      (0.18)   $      (0.32)   $      (1.32)   $       --
                                                  ============    ============    ============    ============

   Diluted net income (loss) per shares:
     Loss from continuing operations ..........   $      (0.14)   $      (0.18)   $      (1.25)   $      (0.09)
     Income (loss) from discontinued operations          (0.04)          (0.14)          (0.07)           0.09
                                                  ------------    ------------    ------------    ------------
                                                  $      (0.18)   $      (0.32)   $      (1.32)   $         --
                                                  ============    ============    ============    ============

     Per share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts presented elsewhere in this report because of differences in the average common shares outstanding during each period, and with regard to diluted per share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10 THROUGH 13.

     The information required under Item 10 (Directors and Executive Officers of the Registrant), Item 11, (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be reported in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A as follows and is incorporated herein by reference:

ITEM NUMBER              HEADING IN PROXY STATEMENT
-----------              --------------------------
10--------               "ELECTION OF DIRECTORS"

11--------               "EXECUTIVE COMPENSATION"

12--------               "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                          AND MANAGEMENT"

13--------               "EXECUTIVE COMPENSATION"

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

      (a)(3) LIST OF EXHIBITS

       3.1    Restated Certificate of Incorporation of the Registrant -- Exhibit
              3.1 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1987 ("1987 Form 10-K") is incorporated by reference.

       3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant increasing the number of authorized shares to 20 million, dated November 22, 1996 -- Exhibit 3.2 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1997 ("1997 Form 10-K") is incorporated by reference.

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

       10.1 Maxwell Laboratories, Inc. 1995 Stock Option Plan-- Exhibit 10.3 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1995 ("1995 Form 10-K") is incorporated by reference.

       10.2 Amendment Number One to Maxwell Laboratories, Inc. 1995 Stock Option Plan, dated March 19, 1997-- Exhibit 10.6 to the 1997 Form 10-K is incorporated by reference.

       10.3 Amendment Number Two to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated January 28, 1998-- Exhibit 10.6 to the 1998 Form 10-K is incorporated by reference.

       10.4 Amendment Number Three to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated January 28, 1999 -- Exhibit 10.8 to the 1999 Form 10-K is incorporated by reference.

       10.5 Amendment Number Four to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated January 28, 2000-- Exhibit 10.9 to the Registrant's December 31, 1999 Form 10-K is incorporated by reference.

       10.6* Amendment Number Five to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated August 14, 2000.

       10.7   Maxwell Laboratories, Inc. Director Stock Option Plan-- Exhibit
              10.23 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1989 ("1989 Form 10-K") is incorporated by reference.

       10.8 Amendment Number One to Maxwell Laboratories, Inc. Director Stock Option Plan, dated February 7, 1997-- Exhibit 10.2 to the 1997 Form 10-K is incorporated by reference.

       10.9 Amendment Number Two to Maxwell Laboratories, Inc. Director Stock Option Plan, dated January 28, 1999-- Exhibit 10.3 to the 1999 Form 10-K is incorporated by reference.

       10.10 Maxwell Technologies, Inc. 1999 Director Stock Option Plan, dated January 28, 2000-- Exhibit 10.12 to the Registrant's December 31, 1999 Form 10-K is incorporated by reference.

       10.11  Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan--
              Exhibit 10.4 to the 1995 Form 10-K is incorporated by reference.

       10.12 Amendment Number One to the Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan, effective as of April 30, 1997--
              Exhibit 10.38 to the 1997 Form 10-K is incorporated by reference.

       10.13 Maxwell Technologies, Inc. 1999 Management Equity Ownership Program dated January 28, 2000-- Exhibit 10.45 to the Registrant's December 31, 1999 Form 10-K is incorporated by reference.

       10.14  Maxwell Laboratories, Inc. 1994 Director Stock Purchase Plan--
              Exhibit 10.5 to the 1995 Form 10-K is incorporated by reference.

       10.15  Maxwell Energy Products, Inc. 1996 Stock Option Plan-- Exhibit
              10.35 to the 1997 Form 10-K is incorporated by reference.

       10.16* Maxwell Electronic Components Group, Inc. 2000 Stock Option Plan.

       10.17 I-Bus, Inc. 1996 Stock Option Plan-- Exhibit 10.36 to the 1997 Form 10-K is incorporated by reference.

       10.18 I-Bus/Phoenix, Inc. 2000 Stock Option Plan-- Exhibit 10.3 to the Registrant's September 30, 2000 Form 10-Q is incorporated by reference.

       10.19  PurePulse Technologies, Inc. 1994 Stock Option Plan-- Exhibit
              10.26 to the 1996 Form 10-K is incorporated by reference.

       10.20 PurePulse Technologies, Inc. 2000 Stock Option Plan-- Exhibit 10.2 to the September 30, 2000 Form 10-Q is incorporated by reference.

       10.21  Maxwell Federal Division, Inc. 1996 Stock Option Plan-- Exhibit
              10.34 to the 1997 Form 10-K is incorporated by reference.

       10.22 Maxwell Technologies, Inc. Employment Agreement dated November 9, 1999 between the Registrant and Carlton J. Eibl-- Exhibit 10.19 to the Registrant's December 31, 1999 Form 10-K is incorporated by reference.

       10.23 Maxwell Technologies, Inc. Employment Agreement dated April 30, 1999 between the Registrant and Thomas L. Horgan-- Exhibit 10.19 to the 1999 Form 10-K is incorporated by reference.

       10.24 Restricted Stock Agreement dated July 25, 1996, between the Registrant and Kenneth F. Potashner -- Exhibit 10.17 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1996 is incorporated by reference.

       10.25 Amendment Number One to Restricted Stock Agreement, dated June 24, 1997, between the Registrant and Kenneth F. Potashner -- Exhibit
              10.23 to the 1997 Form 10-K is incorporated by reference.

       10.26 Secured Promissory Note dated February 2, 1999 and Stock Pledge Agreement dated February 2, 1999 between Registrant and Kenneth F. Potashner -- Exhibit 10.24 to the 1999 Form 10-K is incorporated by reference.

       10.27 Stock Pledge Agreement dated February 2, 1999 between Registrant and Kenneth F. Potashner -- Exhibit 10.25 to the 1999 Form 10-K is incorporated by reference.

       10.28* Subordinated Promissory Note dated January 17, 2001, between
              Maxwell Technologies, Inc. and Carl Eibl.

       10.29* Executive Bonus Plan for Calendar Year 2001

       10.30 Stock Purchase Agreement among Maxwell Technologies, Inc., Maxwell Energy Products, Inc., and PacifiCorp Energy Ventures, Inc., dated October 30, 1997-- Exhibit 10 to the Registrant's October 31, 1997 Form 10-Q is incorporated by reference.

       10.31 Shareholder Agreement among Maxwell Technologies, Inc., PurePulse Technologies, Inc., Sanyo E&E Corporation and Three Oceans Inc., dated January 28, 1999-- Exhibit 10.44 to the 1999 Form 10-K is incorporated by reference.

       10.32 Agreement and Plan of Reorganization among Gateworks Corporation, The Shareholders of Gateworks Corporation, I-Bus/Phoenix, Inc. and Maxwell Technologies, Inc. as of September 13, 2000.-- Exhibit
              10.1 to the Registrant's September 30, 2000 Form 10-Q is incorporated by reference.

       10.33* Loan and Security Agreement dated February 26, 2001, between
              Maxwell Technologies, Inc., Maxwell Electronic Components Group, Inc., I-Bus/Phoenix, Inc., PurePulse Technologies, Inc., Maxwell Technologies Systems Division, Inc., MML Acquisition Corporation and Comerica Bank - California.

       10.34* Lease dated March 28, 2000 by and between Balboa Boulevard
              Building, G.P., as Lessor, and the Registrant, as Lessee.

       10.35 Lease dated November 1, 1996, by and between Ponderosa Pines Partnership, as Lessor, and PurePulse Technologies, Inc., as Lessee -- Exhibit 10.25 to the 1997 Form 10-K is incorporated by reference.

       21.1*  List of subsidiaries of the Registrant.

       23.1*  Consent of Ernst & Young, LLP, Independent Auditors.

(b)     REPORTS ON FORM 8-K

         None.

----------

*    Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on this 19th day of March, 2001.

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

           SIGNATURE                            TITLE                               DATE
  /s/ Carlton J. Eibl            Chief Executive Officer, President and         March 19, 2001
---------------------------      Director
    Carlton J. Eibl

s/ Kenneth F. Potashner          Chairman of the Board, Director                March 19, 2001
---------------------------
 Kenneth F. Potashner

  /s/ Vickie L. Capps            Vice President, Finance and                    March 19, 2001
---------------------------      Administration, Treasurer
    Vickie L. Capps              and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


    /s/ Mark Rossi               Director                                       March 19, 2001
---------------------------
      Mark Rossi

   /s/ Jean Lavigne              Director                                       March 19, 2001
---------------------------
     Jean Lavigne

   /s/ Robert Guyett             Director                                       March 19, 2001
---------------------------
     Robert Guyett