Form 10-Q
period 2001-03-31
MAXWELL TECHNOLOGIES INC
filed 2001-05-15
CIK 319815

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number 0-10964

MAXWELL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2390133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9244 Balboa Avenue, San Diego, CA	92123
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (858) 279-5100

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 30, 2001, Registrant had only one class of common stock, of which there were 10,002,637 shares outstanding.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2001

    Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to "Maxwell," the "Company," "we," "us," and "our" refer to Maxwell Technologies, Inc. and its subsidiaries; all references to "Electronic Components Group" refer to our subsidiary, Maxwell Electronic Components Group, Inc.; all references to "I-Bus/Phoenix" refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to "PurePulse" refer to our subsidiary, PurePulse Technologies, Inc. This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Discussions containing such forward-looking statements may be found in the material set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within this Form 10-Q generally.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$3,430	$2,686
Accounts receivable, net	23,283	24,652
Inventories	26,972	24,769
Prepaid expenses and other current assets	1,179	1,133
Deferred income taxes	13,031	13,031
Net assets of discontinued operations	6,548	13,963

Total current assets	74,443	80,234
Property, plant and equipment, net	23,294	22,567
Goodwill and other non-current assets	20,388	19,308

	$118,125	$122,109

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$21,720	$21,711
Accrued employee compensation	2,760	2,825
Current portion of long-term debt and short-term borrowings	17,804	22,754

Total current liabilities	42,284	47,290
Minority interest	5,228	5,065
Commitments and contingencies
Stockholders' equity:
Common stock	998	988
Additional paid-in capital	81,768	81,204
Notes receivable from executives for stock purchases	(875)	(900)
Deferred compensation	(3)	(15)
Retained earnings (deficit)	(10,368)	(10,942)
Accumulated other comprehensive loss—foreign currency translation adjustments	(907)	(581)

	70,613	69,754

	$118,125	$122,109

Note: The Balance Sheet as of December 31, 2000 has been derived from the audited financial statements as of that date.

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Sales	$27,000	$26,149
Cost of sales	20,851	18,645

Gross profit	6,149	7,504
Operating expenses:
Selling, general and administrative	6,267	7,319
Research and development	3,199	1,837
Restructuring, acquisition and other charges	—	498

Total operating expenses	9,466	9,654

Operating loss	(3,317)	(2,150)
Interest expense	(878)	(74)
Interest income and other, net	47	35

Loss before income taxes and minority interest	(4,148)	(2,189)
Credit for income taxes	(1,440)	(805)
Minority interest in net loss of subsidiaries	(48)	—

Loss from continuing operations	(2,660)	(1,384)
Discontinued operations, net of taxes	3,234	(107)

Net income (loss)	$574	$(1,491)

Basic net income (loss) per share:
Loss from continuing operations	$(0.27)	$(0.14)
Income (loss) from discontinued operations	0.33	(0.01)

	$0.06	$(0.15)

Diluted net income (loss) per share:
Loss from continuing operations	$(0.27)	$(0.14)
Income (loss) from discontinued operations	0.33	(0.01)

	$0.06	$(0.15)

Shares used in computing:
Basic net income (loss) per share	9,939	9,727

Diluted net income (loss) per share	9,939	9,727

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2001	2000
Operating activities:
Loss from continuing operations	$(2,660)	$(1,384)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,307	1,008
Non-cash restructuring, acquisition and other charges	—	226
Deferred compensation	12	52
Minority interest in net income (loss) of subsidiaries	(48)	—
Changes in operating assets and liabilities, net	(5,079)	(4,014)

Net cash used in operating activities	(6,468)	(4,112)
Investing activities:
Purchases of property and equipment	(1,769)	(1,453)
Proceeds from sales of businesses	9,537	3,500
Proceeds from collection of notes receivable	2,000	—

Net cash provided by investing activities	9,768	2,047
Financing activities:
Proceeds from short-term borrowings	27,264	5,229
Principal payments on long-term debt and short-term borrowings	(32,213)	(60)
Proceeds from issuance of Company and subsidiary stock	810	46

Net cash provided by (used in) financing activities	(4,139)	5,215
Net cash provided by (used in) discontinued operations	1,598	(2,405)
Effect of exchange rate changes on cash and cash equivalents	(15)	(26)

Increase in cash and cash equivalents	744	719
Cash and cash equivalents at beginning of period	2,686	2,885

Cash and cash equivalents at end of period	$3,430	$3,604

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—General

    Maxwell develops, manufactures and market high reliability electronic components and power and computing systems for use in the transportation, telecommunications, consumer and industrial electronics, medical and aerospace industries. Products include PowerCache® ultracapacitors, electromagnetic interference filters for implantable medical devices radiation-shielded microelectronics and custom power and computing systems for original equipment manufacturers, or OEMs.

    The Company has focused its business on the following areas:

  •
  power delivery components;

  •
  high reliability specialized electronic components for medical, space and military applications; and

  •
  high availability, customized applied computing and power systems.

    The Company's strategy is to apply its expertise and proprietary technology in power and computing at both the component level and the systems level to develop, manufacture and market products with specialized, high value applications where high reliability and high availability are necessary for customer value.

    Entering 2001, the Company's Electronic Components Group and I-Bus/Phoenix power and computing systems businesses generate all of the Company's revenues from continuing operations. As planned in 2000, the Company sold its defense contracting business in March 2001 (Note 8) to focus its operations exclusively on product-driven, commercial opportunities. The Company's PurePulse business is focused on significant opportunities in the application of PureBright technology to pathogen inactivation in medical and bioprocessing markets and to consumer water applications. The Company is exploring strategic alternatives for PurePulse, which the Company expects will result in the sale of all or a majority interest in the business in 2001.

    The accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of the Company's financial position at March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and March 31, 2000. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2000. Interim results are not necessarily indicative of those to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been reclassified to present the financial position and results of operations of the continuing businesses of the Company. Businesses which the Company intends to sell or discontinue, and certain businesses sold or discontinued by the Company in prior periods, have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

    The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

Note 2—Inventories

    Inventories consist of the following (in thousands):

	March 31, 2001	December 31, 2000
Finished products	$7,103	$4,927
Work-in-process	5,523	5,850
Parts and raw materials	14,346	13,992

	$26,972	$24,769

Note 3—Credit Agreement

    On February 26, 2001, the Company entered into a new bank credit agreement (the "Credit Agreement"). The Credit Agreement provides for (i) revolving borrowings of up to $15.0 million, subject to a borrowing base computation, through May 2002, bearing interest at LIBOR plus 3% or the bank's reference rate plus 1%, and (ii) a term loan of an additional $15.0 million through June 15, 2001, bearing interest at the bank's reference rate plus 1.5% (the "Term Loan"). Borrowings under the Credit Agreement are secured by the Company's assets in the United States, except for real property, and a pledge of two-thirds of the stock of certain foreign subsidiaries. Outstanding borrowings under the Credit Agreement were $17.8 million at March 31, 2001, at a weighted average interest rate of 8.94%. The Company repaid the outstanding balance of the Term Loan in April 2001 with proceeds from the sale of its defense contracting business (Note 8), bringing total outstanding bank borrowings down to $8.5 million as of that date. The Credit Agreement requires the Company to comply with certain financial covenants. As of March 31, 2001, the Company was in compliance with all such covenants.

Note 4—Comprehensive Income (Loss)

    The Company reports and displays comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The components of comprehensive income (loss) for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Net income (loss)	$574	$(1,491)
Foreign currency translation adjustments	(326)	(130)

Comprehensive income (loss)	$248	$(1,621)

Note 5—Income (Loss) Per Share

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

    The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts).

	Three Months Ended March 31,
	2001	2000
Basic:
Loss from continuing operations	$(2,660)	$(1,384)
Income (loss) from discontinued operations	3,234	(107)

Net income (loss)	$574	$(1,491)

Weighted average shares	9,939	9,727

Basic net income (loss) per share:
Loss from continuing operations	$(0.27)	$(0.14)
Income (loss) from discontinued operations	0.33	(0.01)

Basic net income (loss) per share	$0.06	$(0.15)

Diluted:
Loss from continuing operations	$(2,660)	$(1,384)
Income (loss) allocated to minority interest in majority-owned subsidiaries	—	—

Loss from continuing operations available to common shareholders, as adjusted	(2,660)	(1,384)

Income (loss) from discontinued operations	3,234	(107)
Effect of dilutive securities of majority-owned subsidiaries	—	—

Income (loss) from discontinued operations, as adjusted	3,234	(107)

Net income (loss), as adjusted	$574	$(1,491)

Weighted average shares	9,939	9,727
Effect of dilutive stock options and other securities	—	—

Weighted average shares, as adjusted	9,939	9,727

Diluted net income (loss) per share:
Loss from continuing operations	$(0.27)	$(0.14)
Income (loss) from discontinued operations	0.33	(0.01)

Diluted net income (loss) per share	$0.06	$(0.15)

Note 6—Business Segments

    Maxwell evaluates the performance of its business segments and allocates resources based on a measure of segment operating income (loss), excluding restructuring, acquisition and other charges. Maxwell does not evaluate segment performance on amounts provided for restructuring, acquisition and other charges, or on items of income or expense below operating income (loss). Accordingly, such items are not segregated by operating segment.

    The following table sets forth sales and operating income (loss) data for each of the Company's business segments as defined by the Company under the guidelines of Financial Accounting Standards

Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (in thousands).

	Three Months Ended March 31,
	2001	2000
Sales:
Electronic Components Group	$10,710	$8,663
I-Bus/Phoenix Power and Computing Systems	16,290	17,486

Consolidated total	$27,000	$26,149

Operating income (loss):
Electronic Components Group	$(1,463)	$(1,467)
I-Bus/Phoenix Power and Computing Systems	(836)	997

Total segment operating loss	(2,299)	(470)
Corporate expenses, including total restructuring, acquisition and other charges	(1,018)	(1,680)

Consolidated total	$(3,317)	$(2,150)

Note 7—Restructuring, Acquisition and Other Related Charges

    In connection with its calendar year 2000 restructuring plan, the Company undertook various actions to consolidate its facilities and reduce the cost structure of the Company. As a result, the Company recorded restructuring and other related charges in the year ended December 31, 2000 of approximately $8.7 million, including approximately $0.5 million in the three months ended March 31, 2000. Such charges were determined in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). These charges included severance costs related to a reduction in workforce, the closure and combination of certain facilities, and the write-off of certain non-performing operating assets. The Company completed its restructuring plan in October 2000 and has finalized the consolidation and integration of its operations and related facilities. Accordingly, the Company does not expect to record additional restructuring related charges. Of the total restructuring and other related charges, approximately $0.6 million remains unpaid and is included in accrued liabilities at March 31, 2001.

Note 8—Discontinued Operations

    In March 2001, the Company sold the assets of its defense contracting business in separate transactions with two buyers, for an aggregate purchase price of approximately $20.8 million. Of the total purchase price, approximately $9.5 million was received in cash in March 2001, an additional $9.8 million was received in cash in April 2001, and the remaining $1.5 million is scheduled to be received in September 2001 following the expiration of holdback periods for certain indemnifications and other contingencies provided for in the sales agreements. The buyers assumed certain liabilities and all ongoing contractual obligations of the business and hired most of the employees of the business. The Company retained certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business. The Company recorded a gain, net of tax, of approximately $3.9 million in the three months ended March 31, 2001, representing the net gain on the disposition of the assets and the net income from the operations of this discontinued business during the first quarter.

    Of the total aggregate proceeds of $19.3 million received in March and April 2001, the Company used $15 million to repay advances under the Term Loan portion of its Credit Agreement (Note 3). The remaining proceeds will be used to pay liabilities retained by the Company, expenses related to the transactions and amounts distributable to minority shareholders of the Company's subsidiary in which the defense contracting businesses were held.

    In February 2000, the Company sold its high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date.

    Operating results of the Company's discontinued operations are shown separately, net of tax, in the accompanying condensed consolidated statements of operations. The businesses included in discontinued operations had sales aggregating $11.4 million and $14.4 million for the three months ended March 31, 2001 and 2000, respectively. These amounts are not included in net sales in the accompanying unaudited condensed consolidated statements of operations.

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

    In calendar year 2000, we completed a plan to restructure our operations. This restructuring plan:

  •
  consolidated certain commercial business operations and improved their manufacturing and other operational capabilities;

  •
  focused our defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories;

  •
  focused the application of PureBright broad-spectrum pulsed light technology on bioprocessing, medical and consumer water markets; and

  •
  provided for the sale of certain non-strategic business operations.

    The goal of the restructuring plan was to create a product-driven, high-growth company and to improve our operating results. In 2000, we recruited more than 50 key managers with extensive commercial experience in engineering, manufacturing, material procurement, supply chain management, information technology, financial controls and sales and marketing. We also invested over $11 million to build and outfit state-of-the-art production facilities, including information technology infrastructure, and implement new manufacturing and business processes and systems to increase our production capacity and improve efficiency and product quality.

    Entering 2001, our Electronic Components Group and I-Bus/Phoenix power and computing systems businesses generate all of our revenues from continuing operations. As planned in 2000, we sold our defense contracting business in March 2001 to focus our operations exclusively on product-driven, commercial opportunities. Our PurePulse business is focused on significant opportunities in the application of our PureBright technology to pathogen inactivation in medical and bioprocessing markets and to consumer water applications. We are exploring strategic alternatives for PurePulse, which we expect will result in the sale of all or a majority interest in the business in 2001. Until such time as we complete a strategic transaction for PurePulse, we are continuing our investment in PurePulse's development of broad-spectrum pulsed light pathogen inactivation systems. All financial information contained in this Form 10-Q reflects our defense contracting and PurePulse businesses, as well as certain other divested businesses, as discontinued operations.

    Having completed our restructuring plan, we now have the benefit of improved manufacturing and operational capabilities. In 2001, our focus will be on upgrading our sales and marketing capabilities and launching new products that have been, or are being, developed by our businesses. We will also be working closely with our OEM customers to facilitate the design-in of our products and components into their requirements.

    We generate substantially all of our revenue from continuing operations from the sale of commercial products. From time to time, we also generate revenue from licensing technology and other rights to strategic partners. Sales and marketing for our products in the United States, Europe and Asia are conducted through both direct and indirect sales channels. We conduct marketing programs intended to position and promote our products, including trade shows, seminars, advertising, public relations, distribution of product literature and websites on the Internet. Our ability to maintain and grow our sales depends on a variety of factors, including our ability to maintain our competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution, customer service and support. Our sales growth also depends on our ability to continue to introduce new products that respond to technological change, competitive pricing pressure and market demand in a timely manner.

    Our operating expenses are impacted by research and product development and selling, general and administrative activities. Selling expenses are primarily driven by:

  •
  sales volume, with respect to sales force expenses and commission expenses;

  •
  the extent of market research activities for new product design efforts;

  •
  advertising and trade show activities; and

  •
  the number of new products launched in the period.

    General and administrative expenses primarily include costs associated with our administrative employees, facilities and functions.

    We incur expenses in foreign countries primarily in the functional currencies of such locations. As a result of our international operations, changes in foreign currency exchange rates impact the United States dollar amount of our revenue and expenses.

Business Segments

Electronic Components Group

    Our Electronic Components Group includes our PowerCache ultracapacitors, EMI filtered feedthroughs, ceramic capacitors and our radiation-shielded microelectronics. In October 2000, we integrated the PowerCache ultracapacitor operations and the radiation-shielded microelectronics operations into one new manufacturing site in San Diego. Our EMI filters and ceramic capacitors are manufactured at our facility in Carson City, Nevada, which was redesigned in 2000. Both facilities were designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

    The Electronic Components Group consists primarily of the following power delivery and other high reliability devices product lines:

  •
  ultracapacitors for electrical energy storage and delivery of peak power for a variety of applications;

  •
  EMI filtered feedthroughs for cardiac pacemakers, defibrillators and other implantable medical devices and high temperature ceramic capacitors and filters used in oil exploration; and

  •
  radiation-shielded microelectronics, including integrated circuits, power modules and single board computers for space and military markets.

I-Bus/Phoenix Power and Computing Systems

    The I-Bus/Phoenix organization has operations in the U.S., Europe and Asia. I-Bus/Phoenix is focused on providing high availability custom computing systems and power quality products. We combined the San Diego operations of I-Bus/Phoenix into a single facility in October 2000. The new facility has been designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

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

Results of Operations

    The following discussion provides a comparison of current results of operations for the three months ended March 31, 2001 to the three months ended March 31, 2000.

    The following table sets forth, for the periods indicated, selected operating data for the Company, expressed as a percentage of sales.

	Three Months Ended March 31,
	2001	2000
Sales	100.0%	100.0%
Cost of sales	77.2	71.3

Gross profit	22.8	28.7
Operating expenses:
Selling, general and administrative	23.2	28.0
Research and development	11.9	7.0
Restructuring, acquisition and other charges	—	1.9

Total operating expenses	35.1	36.9

Operating loss	(12.3)	(8.2)
Interest expense	(3.3)	(0.3)
Interest income and other, net	0.2	0.1

Loss before income taxes and minority interest	(15.4)	(8.4)
Credit for income taxes	(5.3)	(3.1)
Minority interest in net loss of subsidiaries	(0.2)	—

Loss from continuing operations	(9.9)	(5.3)
Income (loss) from discontinued operations	12.0	(0.4)

Net income (loss)	2.1%	(5.7)%

    The following table sets forth sales, gross profit and gross profit as a percentage of sales for each of the Company's business segments.

	Three Months Ended March 31,
	2001	2000
Electronic Components Group:
Sales	$10,710	$8,663
Gross profit	2,657	2,379
Gross profit as a percentage of sales	24.8%	27.5%
I-Bus/Phoenix Power and Computing Systems:
Sales	$16,290	$17,486
Gross profit	3,492	5,125
Gross profit as a percentage of sales	21.4%	29.3%
Consolidated:
Sales	$27,000	$26,149
Gross profit	6,149	7,504
Gross profit as a percentage of sales	22.8%	28.7%

Sales

    Sales for the three months ended March 31, 2001 were $27.0 million, reflecting a $0.9 million, or 3.3%, increase from sales of $26.1 million for the three months ended March 31, 2000.

    The increase in current period sales from the comparable prior year period resulted from increases in sales within our Electronic Components Group, partially offset by a reduction in sales within our I-Bus/Phoenix Power and Computing Systems segment.

    Sales within each of our continuing business segments is as follows:

    Electronic Components Group.  For the three months ended March 31, 2001, sales in the Electronic Components Group segment increased $2.0 million, or 23.6%, to $10.7 million from $8.7 million for the three months ended March 31, 2000. The increase is primarily attributable to increased sales in our EMI filtered feedthrough product line.

    I-Bus/Phoenix Power and Computing Systems.  For the three months ended March 31, 2001, I-Bus/Phoenix sales decreased $1.2 million, or 6.8% to $16.3 million from sales of $17.5 million for the three months ended March 31, 2000. This decrease in revenues is attributable to our OEM supply agreement with Siemens ElectroCom L.P. and the United States Postal Service, which concluded in the third quarter of 2000. This supply agreement contributed sales of $3.7 million in the first quarter of 2000 and no revenue in the current period. Excluding sales from this supply agreement, I-Bus/Phoenix sales in the three months ended March 31, 2001 increased $2.5 million, or 18.4%, compared to sales of $13.8 million for the three months ended March 31, 2000. Substantially all of this increase was derived from our power quality product lines.

Gross Profit

    In the three months ended March 31, 2001, our gross profit was $6.1 million, or 22.8% of sales, compared to $7.5 million, or 28.7% of sales, in the three months ended March 31, 2000. Gross profit and gross profit as a percentage of sales were negatively impacted in the three months ended March 31, 2001 by a less profitable sales mix in the current period.

    Gross profit within each of our continuing business segments is as follows:

    Electronic Components Group.  In the three months ended March 31, 2001, gross profit in the Electronic Components segment increased by $0.3 million, or 11.7%, to $2.7 million from $2.4 million in the three months ended March 31, 2000. As a percentage of sales, gross profit decreased to 24.8% in the current quarter from 27.5% in the three months ended March 31, 2000. The increase in gross profit for the current quarter is the result of increased sales volume and an improving cost structure. However, we continue to make required infrastructure and other investments in our PowerCache ultracapacitor product lines, which negatively impact gross profit at current sales volumes. Although gross margins have improved in other product lines of this segment, the overall gross margins for the Electronic Components segment will continue to be negatively impacted until full production volumes in the PowerCache product lines are reached and maintained.

    I-Bus/Phoenix Power and Computing Systems.  In the three months ended March 31, 2001, gross profit in the I-Bus/Phoenix Power and Computing Systems segment decreased by $1.6 million, or 31.9%, to $3.5 million from $5.1 million in the three months ended March 31, 2000. As a percentage of sales, gross profit decreased to 21.4% in the current quarter, as compared to 29.3% in the first quarter of the prior year. The decrease in gross profit is attributable to the impact of reduced sales volume for this segment in the current year period, as well as a change in product mix to include a higher proportion of lower-margin power quality products, as compared to higher margin applied computing products.

Selling, General and Administrative Expenses

    In the three months ended March 31, 2001, our selling, general and administrative expenses decreased $1.0 million, or 14.4%, to $6.3 million from $7.3 million in the three months ended March 31, 2000. As a percentage of sales, selling, general and administrative expenses decreased to 23.2% from 28.0%. The decrease, both in dollars and as a percentage of sales, results from our on-going efforts to decrease our administrative costs, which was facilitated by the completion of our restructuring plan in October 2000.

Research and Development Expenses

    Our research and development expenses reflect internally funded research and development programs. Research and development expenses were $3.2 million, or 11.9% of sales, for the three months ended March 31, 2001, as compared to $1.8 million, or 7.0% of sales, in the three months ended March 31, 2000. We have increased our level of spending in research and development to accelerate new product introductions and we expect this level of spending to remain at increased levels in future periods.

Restructuring, Acquisition and Other Charges

    In connection with our prior year restructuring plan, we undertook various actions to consolidate our facilities and improve our cost structure. As a result, in calendar year 2000, we recorded restructuring and other related charges of $8.7 million, including $0.5 million in the three months ended March 31, 2000. We completed our restructuring plan in October 2000 and finalized the consolidation and integration of our operations and related facilities. Accordingly, we do not expect to record additional restructuring related charges.

Interest Expense

    Interest expense increased to $0.9 million in the three months ended March 31, 2001 from $74,000 in the prior year. The increased interest expense relates to higher borrowing levels in the current year compared to the prior year. At March 31, 2001, we had $17.8 million outstanding under our bank credit agreement. In April 2001, we reduced our bank debt to $8.5 million with proceeds from the sale of our defense contracting business.

Interest Income and Other, Net

    Interest income and other, net, consisting primarily of interest income, foreign currency transaction gains and losses and losses on the disposition of fixed assets, was $47,000 and $35,000 in the three months ended March 31, 2001 and 2000, respectively.

Provision (Credit) for Income Taxes

    The credit for income taxes for the three months ended March 31, 2001 reflects our expected worldwide tax rate for the current fiscal year, which is slightly lower than our prior year effective tax rate, due to a change in the geographic mix of our expected pre-tax income (loss).

Minority Interest in Net Loss of Subsidiaries

    Minority interest in net loss of subsidiaries was $48,000 for the three months ended March 31, 2001. There was no minority interest in net income (loss) of subsidiaries for the three months ended March 31, 2000. The increase in the current period is due primarily to an increase in minority stockholdings in our subsidiaries.

Loss from Continuing Operations

    As a result of the factors mentioned above, the loss from continuing operations was $2.7 million for the three months ended March 31, 2001, compared to $1.4 million for the three months ended March 31, 2000.

Discontinued Operations

    In March 2001, we sold the assets of our defense contracting business in separate transactions with two buyers, for an aggregate purchase price of approximately $20.8 million. Of the total purchase price, approximately $9.5 million was received in cash in March 2001, an additional $9.8 million was received in cash in April 2001, and the remaining $1.5 million is scheduled to be received in September 2001 following the expiration of holdback periods for certain indemnifications and other contingencies provided for in the sales agreements. The buyers assumed certain liabilities and all ongoing contractual obligations of the business and hired most of the employees of the business. We retained certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business. We recorded a gain, net of tax, of approximately $3.9 million in the three months ended March 31, 2001, representing the net gain on the disposition of the assets and the net income from the operations of this discontinued business during the first quarter.

    In February 2000, we sold our high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date.

    Total income (loss) from discontinued operations was $3.2 million in the three months ended March 31, 2001, compared to a loss of $0.1 million for the three months ended March 31, 2000.

Liquidity and Capital Resources

    We have historically relied on a combination of cash on hand, internally generated funds, proceeds from sales of stock and bank borrowings to finance our working capital requirements and capital expenditures. In the three months ended March 31, 2001, we also received approximately $9.5 million in cash proceeds from the sale of our defense contracting business and an additional $9.8 million of such proceeds was received in April 2001.

    Cash used by operating activities in the three months ended March 31, 2001 was approximately $6.5 million, as compared to $4.1 million in the three months ended March 31, 2000. In the current period, the use of cash was primarily attributable to operating losses, the payment of prior year restructuring expenses and certain increases in working capital. Our capital expenditures in the three months ended March 31, 2001 and 2000 were $1.8 million and $1.5 million, respectively, and relate primarily to production equipment, information technology infrastructure and other capital assets needed to support growth in all of our business units. If we decide to internally finance construction of additional facilities or additional high-volume manufacturing equipment, a significant amount of capital may be required. We may also consider leasing facilities or manufacturing equipment or both or may satisfy high-volume manufacturing requirements through outsourcing or under licensing arrangements with third parties.

    We believe that funds on-hand, together with cash generated from operations, cash received from the divestiture of certain businesses and funds available under our bank line-of-credit, will be sufficient to finance our operations and our capital expenditures for at least the next year. In addition to addressing manufacturing requirements, we may also, from time-to-time, consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash and cash equivalents; cash flow from operations; borrowings under our existing bank line-of-credit; investments by strategic partners; and additional debt or equity financings. There can be no assurance that we will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as we may require such capital.

    We had borrowings of $17.8 million outstanding under our bank credit agreement as of March 31, 2001. The bank debt was reduced to $8.5 million in April 2001, following the receipt of additional proceeds from the sale of our defense contracting business. Under terms of the Company's Credit Agreement, revolving borrowings of up to $15 million are available, subject to a borrowing base computation.

Minority Equity Interests in Subsidiaries and Subsidiary Option Programs

    Each of the Electronic Components Group, I-Bus/Phoenix and PurePulse have minority equity investors. These investors are former strategic partners associated with relationships established in the past, former shareholders of companies acquired using our subsidiaries' stock and former and current employees who have exercised stock options in those entities. As of March 31, 2001, minority investors owned, of the outstanding shares, approximately 5.3% of the Electronic Components Group, 6.5% of I-Bus/Phoenix and 19.2% percent of PurePulse. In addition, each such subsidiary has an employee stock option plan that permits the issuance of incentive and nonqualified stock options to purchase subsidiary common stock. The option programs at I-Bus/Phoenix and at PurePulse are active and the Electronic Components Group program is not active, although options issued previously remain outstanding. As of mid-2000, key employees of I-Bus/Phoenix and PurePulse are eligible for option grants in their respective subsidiary plans and are not eligible for grants at the parent company level. Key parent company and Electronic Components Group employees are eligible for option grants at the parent company level, but not in any subsidiaries.

    The option plans are intended to encourage an entrepreneurial atmosphere in each business segment, providing focused incentives to appreciate the equity value of each business. Options that are "in-the-money" at the subsidiary level will have a negative impact on our earnings per share. We expect to report diluted earnings per share in future quarters due to in-the-money subsidiary options. Except to the extent exercised, however, such subsidiary options will not affect our consolidated net income as reported in our consolidated statement of operations. Such options, when and if exercised, will dilute our actual ownership interest in our subsidiaries, thus reducing our share of the net income, potential dividends or distributions and proceeds of any sale or other disposition of such subsidiary. The equity interest upon exercise of stock options in the subsidiaries is accounted for as a minority interest. At March 31, 2001, the potential percentage ownership interest attributable to exercisable subsidiary options was, on a diluted basis, approximately 3% of the Electronic Components Group, 3% percent of I-Bus/Phoenix and 5% of PurePulse.

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

Inflation and Changes in Prices

    Generally, we have been able to increase prices to offset inflation-related cost increases in our commercial businesses.

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

    Some of the risks and uncertainties that could cause the forward-looking statements to be inaccurate are summarized below:

  •
  Success in the introduction and marketing of new products into existing and new markets

  •
  Ability to manufacture existing and new products at competitive prices and adequate gross margins

  •
  Market success of the products offered by the Company's OEM customers

  •
  Ability in growing markets to grow the Company's market share relative to its competitors

  •
  Securing of successful strategic relationships in new markets, such as the bioprocessing market, for the Company's emerging technologies

  •
  Timely regulatory approvals for the Company's medical and bioprocessing products

  •
  Ability to finance the growth of businesses with internal resources or through outside financing at reasonable rates

    We undertake no obligation to revise these forward-looking statements that may be made to reflect future events or circumstances. You are referred to the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2000 for a more detailed discussion of certain of those factors.

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

    Our primary foreign currency exposure has been related to local currency revenue and operating expenses in Europe. As a result of our international operations, changes in foreign currency exchange rates impact the United States dollar amount of our revenue and expenses. Historically, we have not hedged specific currency exposures, as gains and losses on foreign currency transactions have not been material to date.

    At March 31, 2001, we had $17.8 million outstanding related to variable rate U.S dollar denominated short-term debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, annual interest expense on our short-term borrowings, if the amount outstanding remained unchanged, would increase by approximately $178,000.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    None.

Item 2.  Changes in Securities and Use of Proceeds

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Registrant's 2001 Annual Meeting of Shareholders was held on April 27, 2001. At the meeting, Mark Rossi and Jean Lavigne were elected as Class II directors for a term expiring at the 2004 Annual Meeting of Shareholders. Directors Carl Eibl and Robert Guyett continue to serve as Class III directors with terms expiring at the 2002 Annual Meetings of Shareholders, and Kenneth F. Potashner will continue to serve as Class I director with a term expiring at the 2003 Annual Meeting of Shareholders.

    In addition, the Registrant's shareholders approved an amendment to the Company's Employee Stock Purchase Plan increasing the number of shares reserved for purchase thereunder by 250,000 shares.

    The following numbers of votes were cast "for" and to "withhold authority to vote for" the election of Mark Rossi as Class II director at the meeting:

For:	8,961,674	Withhold Authority:	260,194

    The following numbers of votes were cast "for" and to "withhold authority to vote for" the election of Jean Lavigne, elected as Class II director at the meeting:

For:	8,964,564	Withhold Authority:	257,304

    The vote on the approval of the amendment to the Company's Employee Stock Purchase Plan was as follows:

For:	8,146,512	Against:	755,397	Abstain:	319,959

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1	Asset Purchase Agreement Dated as of March 23, 2001, By and Among Maxwell Technologies Systems Division, Inc., Maxwell Technologies Inc. and Titan Systems Corporation—Exhibit 2.1 to the Registrant's Form 8-K filed April 5, 2001 is incorporated by reference.
10.2
Asset Purchase Agreement By and Among Science Applications International Corporation, Maxwell Technologies, Inc. and Maxwell Technologies Systems Division, Inc., dated March 30, 2001—Exhibit 2.2 to the Registrant's Form 8-K filed April 5, 2001 is incorporated by reference.
  (b)
  Reports on Form 8-K

      On April 5, 2001, the Company filed a report on Form 8-K to report that the Company's majority-owned subsidiary, Maxwell Technologies Systems Division, Inc. had sold substantially all of its assets and business operations and certain of its liabilities to two buyers in two separate transactions.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.
May 15, 2001 Date	/s/ CARLTON J. EIBL Carlton J. Eibl, President and Chief Executive Officer
May 15, 2001 Date	/s/ VICKIE L. CAPPS Vickie L. Capps, Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX TO QUARTERLY REPORT ON FORM 10–Q
PART I—FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES