Form 10-Q
period 2001-06-30
MAXWELL TECHNOLOGIES INC
filed 2001-08-14
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission File Number 0-10964

MAXWELL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2390133 (I.R.S. Employer Identification No.)

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
Yes x No __

As of July 31, 2001, Registrant had only one class of common stock, of which there were 10,169,538 shares outstanding.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2001

     Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to "Maxwell," the "Company," "we," "us," and "our" refer to Maxwell Technologies, Inc. and its subsidiaries; all references to "Electronic Components Group" refer to our subsidiary, Maxwell Electronic Components Group, Inc.; all references to "I-Bus/Phoenix" refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to "PurePulse" refer to our subsidiary, PurePulse Technologies, Inc. This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in anyforward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Discussions containing such forward-looking statements may be found in the material set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within this Form 10-Q generally.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2001	December 31, 2000
Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$13,891	$2,686
Short-term investments	15,783	--
Accounts receivable, net	17,848	24,652
Inventories	22,211	24,769
Prepaid expenses and other current assets	1,074	1,133
Deferred income taxes	13,031	13,031
Net assets of discontinued operations	--	13,963
Total current assets	83,838	80,234
Property, plant and equipment, net	21,338	22,567
Goodwill and other non-current assets	9,368	19,308
	$114,544	$122,109
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$11,668	$21,711
Accrued employee compensation	3,236	2,825
Current portion of long-term debt and short-term borrowings	643	22,754
Net liabilities of discontinued operations	1,051	--
Total current liabilities	16,598	47,290
Minority interest	5,489	5,065
Commitments and contingencies
Stockholders' equity:
Common stock	1,014	988
Additional paid-in capital	83,890	81,204
Notes receivable from executives for stock purchases	(825)	(900)
Deferred compensation	--	(15)
Retained earnings (deficit)	9,260	(10,942)
Accumulated other comprehensive loss - foreign currency translation adjustments	(882)	(581)
	92,457	69,754
	$114,544	$122,109

Note: The Balance Sheet as of December 31, 2000 has been derived from the audited financial statements as of that date.

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Sales	$20,456	$27,085	$47,456	$53,234
Cost of sales	18,196	19,446	39,047	38,091
Gross profit	2,260	7,639	8,409	15,143
Operating expenses:
Selling, general and administrative	6,969	7,136	13,236	14,455
Research and development	2,726	1,913	5,925	3,750
Restructuring, acquisition and other charges	--	1,177	--	1,675
	9,695	10,226	19,161	19,880
Operating loss	(7,435)	(2,587)	(10,752)	(4,737)
Gain on sale of business	39,119	--	39,119	--
Interest expense	(268)	(117)	(1,146)	(191)
Interest income and other, net	98	7	145	42
Income (loss) before income taxes and minority interest	31,514	(2,697)	27,366	(4,886)

Provision (credit) for income taxes	11,127	(1,007)	9,687	(1,812)
Minority interest in net income of subsidiaries	244	2	196	2
Income (loss) from continuing operations	20,143	(1,692)	17,483	(3,076)
Discontinued operations, net of taxes	(515)	(167)	2,719	(274)
Net income (loss)	$19,628	$(1,859)	$20,202	$(3,350)

Basic net income (loss) per share:
Income (loss) from continuing operations	$2.00	$(0.17)	$1.75	$(0.31)
Income (loss) from discontinued operations	(0.05)	(0.02)	0.27	(0.03)
	$1.95	$(0.19)	$2.02	$(0.34)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$1.84	$(0.17)	$1.59	$(0.32)
Income (loss) from discontinued operations	(0.05)	(0.02)	0.25	(0.03)
	$1.79	$(0.19)	$1.84	$(0.35)

Shares used in computing:
Basic net income (loss) per share	10,046	9,757	9,993	9,742
Diluted net income (loss) per share	10,747	9,757	10,752	9,742

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six Months Ended June 30,
	2001	2000
Operating activities:
Income (loss) from continuing operations	$17,483	$(3,076)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,617	2,057
Non-cash restructuring, acquisition and other charges	--	940
Deferred compensation	15	78
Gain on sale of business	(39,119)	--
Deferred income taxes	9,280	--
Minority interest in net income (loss) of subsidiaries	196	2
Changes in operating assets and liabilities, net	(7,137)	(7,347)
Net cash used in operating activities	(16,665)	(7,346)

Investing activities:
Proceeds from sales of businesses	66,249	3,600
Proceeds from collection of notes receivable	2,075	--
Purchase of short-term investments	(15,783)	--
Purchases of property and equipment	(3,623)	(4,321)
Net cash provided by (used in) investing activities	48,918	(721)

Financing activities:
Proceeds from short-term borrowings	35,103	7,089
Principal payments on long-term debt and short-term borrowings	(57,214)	(1,579)
Proceeds from issuance of Company and subsidiary stock	2,479	793
Net cash provided by (used in) financing activities	(19,632)	6,303

Net cash provided by (used in) discontinued operations	(1,438)	457

Effect of exchange rate changes on cash and cash equivalents	22	(47)
Increase (decrease) in cash and cash equivalents	11,205	(1,354)
Cash and cash equivalents at beginning of period	2,686	2,885
Cash and cash equivalents at end of period	$13,891	$1,531

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Summary of Significant Accounting Policies

     Description of Business

     Maxwell develops, manufactures and markets high reliability electronic components and power and computing systems for use in the transportation, telecommunications, consumer and industrial electronics, medical and aerospace industries. Products include PowerCache® ultracapacitors, radiation-shielded microelectronics and custom power and computing systems for original equipment manufacturers, or OEMs.

     The Company has focused its business on the following areas:

*	power delivery components;
*	high reliability specialized electronic components for space and military applications; and
*	high availability, customized applied computing and power systems.

     The Company's strategy is to apply its expertise and proprietary technology in power and computing at both the component level and the systems level to develop, manufacture and market products with specialized, high value applications where high reliability and high availability are necessary for customer value.

     The Company's Electronic Components Group and I-Bus/Phoenix power and computing systems businesses generate all of the Company's revenues from continuing operations. The Company sold its defense contracting business in March 2001 (Note 9) and its medical electronics business in June 2001 (Note 2) to focus its operations exclusively on product-driven, commercial opportunities in the areas of power and computing. The Company's PurePulse business is focused on opportunities in the application of PureBright® technology to pathogen inactivation in medical and bioprocessing markets and to consumer water applications. The Company is exploring strategic alternatives for PurePulse, which the Company expects will result in the sale of all or a majority interest in the business in 2001.

     Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of the Company's financial position at June 30, 2001 and the results of its operations for the three and six month periods ended June 30, 2001 and June 30, 2000. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2000. Interim results are not necessarily indicative of those to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been reclassified to present the financial position and results of operations of the continuing businesses of the Company. Business segments which the Company intends to sell or discontinue, and certain business segments sold or discontinued by the Company in prior periods, have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

     The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

     Cash and Cash Equivalents, Short-Term Investments

     The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered short-term investments.

     The Company's short-term investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders' equity as a separate component of comprehensive income. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. Gross unrealized gains and losses are not material.

     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective December 31, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 will have on its results of operations and financial position.

Note 2 - Sale of Business

     On June 18, 2001 ("Closing Date"), the Company's majority-owned subsidiary, Maxwell Electronic Components Group, Inc. ("ECG") sold substantially all of the assets (except for accounts receivable), liabilities and business operations of its Sierra-KD Components Division in Carson City, Nevada ("Sierra") to GB Acquisition Co., Inc., a wholly-owned subsidiary of Wilson Greatbatch Technologies, Inc. ("WGT"). Sierra manufactures, designs and sells ceramic filter capacitors and integrates such filters with wire feedthroughs for implantable medical devices and designs, manufactures and markets ceramic capacitors for military, aerospace and commercial applications. The aggregate purchase price was $46.9 million, which was received in cash at closing. ECG retained the accounts receivable of Sierra as of the Closing Date, which amounted to $2.5 million. The net assets sold had a net book value of $6.4 million as of the Closing Date. The Company recorded a pre-tax gain from the sale of these assets of $39.1 million, net of accrued transaction costs of $1.4 million, including certain sale bonuses and amounts paid to cancel certain ECG employee stock options held by employees transferring to WGT.

     The Company used $15.7 million of the aggregate proceeds to repay all amounts outstanding on the Closing Date under its credit facility with Comerica Bank. The remaining proceeds were invested in cash equivalents and short-term investments and will be used to finance the Company's ongoing liquidity requirements.

Note 3 - Inventories

     Inventories consist of the following (in thousands):

	June 30, 2001	December 31, 2000
Finished products	$6,585	$4,927
Work-in-process	2,610	5,850
Parts and raw materials	13,016	13,992
	$22,211	$24,769

Note 4 - Credit Agreement

     The Company has a bank credit agreement (the "Credit Agreement") for revolving borrowings of up to $15.0 million, subject to a borrowing base computation, through May 2002, bearing interest at LIBOR plus 3% or the bank's reference rate plus 1%. Borrowings under the Credit Agreement are secured by the Company's assets in the United States, except for real property, and a pledge of two-thirds of the stock of certain foreign subsidiaries. The Company repaid all outstanding borrowings under the Credit Agreement in June 2001 with proceeds from the sale of its Sierra Division (Note 2). The Credit Agreement requires the Company to comply with certain financial covenants. As of June 30, 2001, the Company was in compliance with all such covenants. The Company is in the process of amending the Credit Agreement to reduce the amount of available borrowings to $5 million and modify certain covenants.

Note 5 - Comprehensive Income (Loss)

     The Company reports and displays comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The components of comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income (loss)	$19,628	$(1,859)	$20,202	$(3,350)
Foreign currency translation adjustments	25	(466)	(301)	(596)
Comprehensive income (loss)	$19,653	$(2,325)	$19,901	$(3,946)

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

     The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Basic:
Income (loss) from continuing operations	$20,143	$(1,692)	$17,483	$(3,076)
Income (loss) from discontinued operations	(515)	(167)	2,719	(274)
Net income (loss)	$19,628	$(1,859)	$20,202	$(3,350)

Weighted average shares	10,046	9,757	9,993	9,742

Basic net income (loss) per share:
Income (loss) from continuing operations	$2.00	$(0.17)	$1.75	$(0.31)
Income (loss) from discontinued operations	(0.05)	(0.02)	0.27	(0.03)
Net income (loss)	$1.95	$(0.19)	$2.02	$(0.34)

Diluted:
Income (loss) from continuing operations	$20,143	$(1,692)	$17,483	$(3,076)
Effect of dilutive securities of majority-owned subsidiaries	(431)	(20)	(431)	(21)
Income (loss) from continuing operations available to common shareholders, as adjusted	19,712	(1,712)	17,052	(3,097)
Income (loss) from discontinued operations	(515)	(167)	2,719	(274)
Effect of dilutive securities of majority-owned subsidiaries	--	(11)	--	(24)
Income (loss) from discontinued operations, as adjusted	(515)	(178)	2,719	(298)
Net income (loss), as adjusted	$19,197	$(1,890)	$19,771	$(3,395)

Weighted average shares	10,046	9,757	9,993	9,742
Effect of dilutive stock options and other securities	701	--	759	--
Weighted average shares, as adjusted	10,747	9,757	10,752	9,742

Diluted net income (loss) per share:
Income (loss) from continuing operations	$1.84	$(0.17)	$1.59	$(0.32)
Income (loss) from discontinued operations	(0.05)	(0.02)	0.25	(0.03)
Diluted net income (loss) per share	$1.79	$(0.19)	$1.84	$(0.35)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Sales:
Electronic Components Group	$8,205	$9,717	$18,915	$18,380
I-Bus/Phoenix Power and Computing Systems	12,251	17,368	28,541	34,854
Consolidated total	$20,456	$27,085	$47,456	$53,234

Operating income (loss):
Electronic Components Group	$(2,157)	$(953)	$(3,620)	$(2,420)
I-Bus/Phoenix Power and Computing Systems	(3,718)	853	(4,554)	1,850
Total segment operating loss	(5,875)	(100)	(8,174)	(570)
Corporate expenses, including total restructuring, acquisition and other charges	(1,560)	(2,487)	(2,578)	(4,167)
Consolidated total	$(7,435)	$(2,587)	$(10,752)	$(4,737)

Note 8 - Restructuring, Acquisition and Other Charges

     In connection with its calendar year 2000 restructuring plan, the Company undertook various actions to consolidate its facilities and reduce the cost structure of the Company. As a result, the Company recorded restructuring and other related charges in the year ended December 31, 2000 of approximately $8.7 million, including approximately $1.2 million and $1.7 million in the three and six month periods ended June 30, 2000, respectively. Such charges were determined in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). These charges included severance costs related to a reduction in workforce, the closure and combination of certain facilities, and the write-off of certain non-performing operating assets. The Company completed its restructuring plan in October 2000 and has finalized the consolidation and integration of its operations and related facilities. Accordingly, the Company does not expect to record additional restructuring related charges. Of the total restructuring and other related charges, approximately $0.5 million remains unpaid and is included in accrued liabilities at June 30, 2001.

Note 9 - Discontinued Operations

     In March 2001, the Company sold the assets of its defense contracting business in separate transactions with two buyers, for an aggregate purchase price of approximately $20.7 million. Of the total purchase price, approximately $9.5 million was received in cash in March 2001, an additional $9.8 million was received in cash in April 2001, and the remaining $1.4 million is scheduled to be received in September 2001 following the expiration of holdback periods for certain indemnifications and other contingencies provided for in the sales agreements. The buyers assumed certain liabilities and ongoing contractual obligations of the business and hired most of the employees of the business. The Company retained certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business. The Company recorded a gain, net of tax, of approximately $3.9 million in the first quarter of 2001, representing the net gain on the disposition of the assets and the net income from the operations of this discontinued business.

     Operating results of the Company's discontinued operations are shown separately, net of tax, in the accompanying condensed consolidated statements of operations. The businesses included in discontinued operations had sales aggregating $10.4 million for the three months ended June 30, 2000. No such sales occurred in the current period. Sales for the six months ended June 30, 2001 and 2000 were $11.4 million and $21.5 million, respectively. These amounts are not included in net sales in the accompanying unaudited condensed consolidated statements of operations.

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

     In calendar year 2000, we completed a plan to restructure our operations. This restructuring plan:

*	consolidated certain commercial business operations and improved their manufacturing and other operational capabilities;
*	focused our defense contracting business on pulsed power systems and computer-based analysis for government and national laboratories;
*	focused the application of PureBright broad-spectrum pulsed light technology on bioprocessing, medical and consumer water markets; and
*	provided for the sale of certain non-strategic business operations.

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

     Our Electronic Components Group and I-Bus/Phoenix power and computing systems businesses generate all of our revenues from continuing operations. We sold our defense contracting business in March 2001 and our medical electronics business in June 2001 to focus our operations exclusively on product-driven, commercial opportunities in the areas of power and computing. Our PurePulse business is focused on opportunities in the application of our PureBright technology to pathogen inactivation in medical and bioprocessing markets and to consumer water applications. We are exploring strategic alternatives for PurePulse, which we expect will result in the sale of all or a majority interest in the business in 2001. Until such time as we complete a strategic transaction for PurePulse, we are continuing our investment in PurePulse's development of broad-spectrum pulsed light pathogen inactivation systems. All financial information contained in this Form 10-Q reflects our defense contracting and PurePulse businesses, as well as certain other divested businesses, as discontinued operations.

     Having completed our restructuring plan, we now have the benefit of improved manufacturing and operational capabilities. In 2001, our focus is on upgrading our sales and marketing capabilities and launching new products that have been, or are being, developed by our businesses. We will also be working closely with our OEM customers to facilitate the design-in of our products and components into their requirements.

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

     Our operating expenses are impacted by research and product development and selling, general and administrative activities. Selling expenses are primarily driven by:

*	sales volume, with respect to sales force expenses and commission expenses;
*	the extent of market research activities for new product design efforts;
*	advertising and trade show activities; and
*	the number of new products launched in the period.

     General and administrative expenses primarily include costs associated with our administrative employees, facilities and functions.

     We incur expenses in foreign countries primarily in the functional currencies of such locations. As a result of our international operations, changes in foreign currency exchange rates impact the United States dollar amount of our revenue and expenses.

Business Segments

Electronic Components Group

     Our Electronic Components Group includes our PowerCache ultracapacitors and our radiation-shielded microelectronics, which were integrated into a new manufacturing site in San Diego in October 2000. This facility was designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

     The Electronic Components Group consists primarily of the following power delivery and other high reliability devices product lines:

*	ultracapacitors for electrical energy storage and delivery of peak power for a variety of applications;
*	radiation-shielded microelectronics, including integrated circuits, power modules and single board computers for space and military markets.

     The Electronic Components Group also included the EMI filtered feedthroughs and ceramic capacitor product lines of our Sierra-KD Components Division in Carson City, Nevada prior to its sale, on June 18, 2001. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 herein.

I-Bus/Phoenix Power and Computing Systems

     The I-Bus/Phoenix organization has operations in the U.S. and Europe. I-Bus/Phoenix is focused on providing high availability custom computing systems and power quality products. We combined the San Diego operations of I-Bus/Phoenix into a single facility in October 2000. The new facility has been designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

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

Results of Operations

     The following discussion provides a comparison of current results of operations for the three and six months ended June 30, 2001 to the three and six months ended June 30, 2000.

     The following table sets forth, for the periods indicated, selected operating data for the Company, expressed as a percentage of sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.0	71.8	82.3	71.6
Gross profit	11.0	28.2	17.7	28.4
Operating expenses:
Selling, general and administrative	34.0	26.3	27.9	27.2
Research and development	13.3	7.1	12.4	7.0
Restructuring, acquisition and other charges	--	4.3	--	3.1
Total operating expenses	47.3	37.7	40.3	37.3
Operating loss	(36.3)	(9.5)	(22.6)	(8.9)
Gain on sale of business	191.3	--	82.5	--
Interest expense	(1.3)	(0.4)	(2.4)	(0.4)
Interest income and other, net	0.4	--	0.3	0.1
Income (loss) before income taxes and minority interest	154.1	(9.9)	57.7	(9.2)
Provision (credit) for income taxes	54.4	(3.7)	20.4	(3.4)
Minority interest in net income of subsidiaries	1.2	--	0.4	--
Income (loss) from continuing operations	98.5	(6.2)	36.9	(5.8)
Income (loss) from discontinued operations	(2.5)	(0.7)	5.7	(0.5)
Net income (loss)	96.0%	(6.9)%	42.6%	(6.3)%

     The following table sets forth sales, gross profit and gross profit as a percentage of sales for each of the Company's business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Electronic Components Group:
Sales	$8,205	$9,717	$18,915	$18,380
Gross profit	1,395	2,976	4,052	5,355
Gross profit as a percentage of sales	17.0%	30.6%	21.4%	29.1%

I-Bus/Phoenix Power and Computing Systems:
Sales	$12,251	$17,368	$28,541	$34,854
Gross profit	865	4,663	4,357	9,788
Gross profit as a percentage of sales	7.1%	26.8%	15.3%	28.1%

Consolidated:
Sales	$20,456	$27,085	$47,456	$53,234
Gross profit	2,260	7,639	8,409	15,143
Gross profit as a percentage of sales	11.0%	28.2%	17.7%	28.4%

Sales

     Sales for the three months ended June 30, 2001 were $20.5 million, reflecting a $6.6 million, or 24.5%, decrease from sales of $27.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, sales were $47.5 million, reflecting a $5.7 million, or 10.9%, decrease from sales of $53.2 million in the comparable prior year period.

     Sales within each of our continuing business segments were as follows:

     Electronic Components Group. For the three months ended June 30, 2001, sales in the Electronic Components Group segment decreased $1.5 million, or 15.6%, to $8.2 million from $9.7 million for the three months ended June 30, 2000 due to a reduction in sales of our radiation-shielded microelectronics product lines as a result of fewer satellites being built in the United States. For the six months ended June 30, 2001, sales in this segment increased $0.5 million, or 2.9%, to $18.9 million in the comparable six-month period of the prior year due to increased sales of EMI filtered feedthroughs by the Sierra-KD Components operation, which was sold in June 2001. This increase was partially offset by decreased sales of radiation-shielded microelectronics.

     I-Bus/Phoenix Power and Computing Systems. For the three months ended June 30, 2001, I-Bus/Phoenix sales decreased $5.1 million, or 29.5%, to $12.3 million from sales of $17.4 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, sales in this segment decreased $6.3 million, or 18.1%, to $28.5 million from $34.9 million in the comparable six-month period of the prior year. This decrease in revenues primarily is attributable to the conclusion, in the third quarter of 2000, of our OEM supply agreement with Siemens ElectroCom L.P. This supply agreement contributed sales of $3.5 million and $7.2 million in the three and six months ended June 30, 2000 and no revenue in the current periods. Excluding sales from this supply agreement, I-Bus/Phoenix sales in the three months ended June 30, 2001 decreased $1.6 million, or 11.7%, compared to sales of $13.9 million for the three months ended June 30, 2000. The decrease in revenue is primarily due to a softer market for computing products, which is offset by a shift in sales mix towards power products. Excluding sales from the Siemens supply agreement, sales for the six months ended June 30, 2001 increased $0.9 million, or 3.2%, compared to prior year sales of $27.7 million.

Gross Profit

     In the three months ended June 30, 2001, our gross profit was $2.3 million, or 11.0% of sales, compared to $7.6 million, or 28.2% of sales, in the three months ended June 30, 2000. In the six months ended June 30, 2001, the Company's gross profit was $8.4 million, or 17.7% of sales, as compared to $15.1 million, or 28.4% of sales in the six months ended June 30, 2000. Gross profit and gross profit as a percentage of sales were negatively impacted in the three and six months ended June 30, 2001 by a lower margin sales mix and inventory write-downs of computing systems inventories within our I-Bus/Phoenix Power and Computing Systems segment.

     Gross profit within each of our continuing business segments is as follows:

     Electronic Components Group. In the three months ended June 30, 2001, gross profit in the Electronic Components segment decreased by $1.6 million, or 53.1%, to $1.4 million from $3.0 million in the three months ended June 30, 2000. As a percentage of sales, gross profit decreased to 17.0% in the current quarter from 30.6% in the three months ended June 30, 2000. In the six months ended June 30, 2001, gross profit decreased to $4.1 million from $5.4 million in the six months ended June 30, 2000. As a percentage of sales, gross profit decreased in the six-month period to 21.4% from 29.1%. The decrease in gross profit is primarily the result of lower sales of higher margin radiation-shielded microelectronics products. In addition, we continue to make required infrastructure and other investments in our PowerCache ultracapacitor product lines, which negatively impact gross profit at current sales volumes. The overall gross margins for the Electronic Components segment will continue to be negatively impacted until higher production volumes in the PowerCache product lines are reached and maintained.

     I-Bus/Phoenix Power and Computing Systems. In the three months ended June 30, 2001, gross profit in the I-Bus/Phoenix Power and Computing Systems segment decreased by $3.8 million, or 81.4%, to $0.9 million from $4.7 million in the three months ended June 30, 2000. In the six months ended June 30, 2001, gross profit decreased $5.4 million, or 55.5%, to $4.4 million from $9.8 million in the six months ended June 30, 2000. As a percentage of sales, gross profit decreased to 7.1% and 15.3% in the three and six-month periods of the current year, respectively, as compared to 26.8% and 28.1%, respectively, in the comparable periods of the prior year. The decrease in gross profit is attributable to the impact of reduced sales volume for this segment in the current year periods, as well as a change in product mix to include a higher proportion of lower-margin power quality products, as compared to higher-margin applied computing products. In addition, the current period reflects certain provisions for slow-moving computing systems inventories.

Selling, General and Administrative Expenses

     In the three months ended June 30, 2001, our selling, general and administrative expenses decreased $0.2 million, or 2.3%, to $7.0 million from $7.1 million in the three months ended June 30, 2000. Current period expense includes severance expense of $0.5 million in connection with the Company's reduction of its management structure to reduce general and administrative expenses in future periods. The Company has increased its investment in sales and marketing while reducing the amount it will spend on general and administrative support services. As a percentage of sales, selling, general and administrative expenses increased to 34.0% from 26.3% in the three months ended June 30, 2001 due to the reduction in revenues in that period. In the six months ended June 30, 2001, the Company's selling, general and administrative expenses decreased $1.2 million, or 8.4%, to $13.2 million from $14.4 million in the six months ended June 30, 2000. As a percentage of sales, selling, general and administrative expenses increased to 27.9% in this year's first six months from 27.2% in the six months ended June 30, 2000.

Research and Development Expenses

     Our research and development expenses reflect internally funded research and development programs. Research and development expenses were $2.7 million and $5.9 million, respectively, for the three and six months ended June 30, 2001, as compared to $1.9 million and $3.8 million, respectively, in the three and six months ended June 30, 2000. We have increased our level of spending in research and development to accelerate new product introductions and we expect this level of spending to remain at increased levels in future periods.

Restructuring, Acquisition and Other Charges

     In connection with our prior year restructuring plan, we undertook various actions to consolidate our facilities and improve our cost structure. As a result, in calendar year 2000, we recorded restructuring and other related charges of $8.7 million, including $1.2 million and $1.7 million, respectively, in the three and six months ended June 30, 2000. We completed our restructuring plan in October 2000 and finalized the consolidation and integration of our operations and related facilities. Accordingly, we do not expect to record additional restructuring related charges.

Gain on Sale of Business

     We recorded a gain in the current period of $39.1 million on the sale of our Sierra-KD Components Division in June 2001. The gain was determined based upon the cash proceeds received of $46.9 million less the net book value of the net assets sold of $6.4 million as of the Closing Date and less transaction costs of $1.4 million. The transaction costs include certain employee bonuses related to the sale and amounts paid to cancel certain outstanding ECG stock options, aggregating $1.3 million.

Interest Expense

     Interest expense was $0.3 million and $1.1 million, respectively, for the three and six months ended June 30, 2001, as compared to $0.1 million and $0.2 million, respectively, in the three and six months ended June 30, 2000. The increased interest expense related to higher borrowing levels in the current year compared to the prior year. In June 2001, we repaid all remaining outstanding borrowings and we expect to reduce interest expense accordingly.

Interest Income and Other, Net

     Interest income and other, net, consisting primarily of interest income, foreign currency transaction gains and losses and losses on the disposition of fixed assets, was $98,000 and $145,000, respectively, for the three and six months ended June 30, 2001. Interest income is expected to increase in future periods based on current balances of cash, cash equivalents and short-term investments.

Provision (Credit) for Income Taxes

     The provision for income taxes reflects our expected effective tax rate and was $11.1 million and $9.7 million, respectively, for the three and six months ended June 30, 2001, as compared to a credit for income taxes of $1.0 million and $1.8 million, respectively, in the three and six months ended June 30, 2000. As of June 30, 2001, no valuation allowance has been recorded to offset the deferred tax assets as we have determined that it is more likely than not that such assets will be realized through the generation of future taxable income. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur which do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Minority Interest in Net Income of Subsidiaries

     Minority interest in net income of subsidiaries was $244,000 and $196,000, respectively, for the three and six months ended June 30, 2001, compared to $2,000 in each of the three and six months ended June 30, 2000. The increase in the current period is due primarily to income earned by the Company's minority-owned subsidiary Electronic Components Group as a result of the gain on the sale of its medical electronics business.

Income (Loss) from Continuing Operations

     As a result of the factors mentioned above, the income from continuing operations was $20.1 million and $17.5 million, respectively, for the three and six months ended June 30, 2001, as compared to losses from continuing operations of $1.7 million and $3.1 million, respectively, for the three and six months ended June 30, 2000.

Discontinued Operations

     In March 2001, we sold the assets of our defense contracting business in separate transactions with two buyers, for an aggregate purchase price of approximately $20.7 million. Of the total purchase price, approximately $9.5 million was received in cash in March 2001, an additional $9.8 million was received in cash in April 2001, and the remaining $1.4 million is scheduled to be received in September 2001 following the expiration of holdback periods for certain indemnifications and other contingencies provided for in the sales agreements. The buyers assumed certain liabilities and all ongoing contractual obligations of the business and hired most of the employees of the business. We retained certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business. We recorded a gain, net of tax, of approximately $3.9 million in the first quarter of 2001, representing the net gain on the disposition of the assets and the net income from the operations of this discontinued business.

     In February 2000, we sold our high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date.

     Total income (loss) from discontinued operations was $(0.5) million and $2.7 million in the three and six months ended June 30, 2001, compared to a loss of $0.2 million and $0.3 million for the three and six months ended June 30, 2000.

Liquidity and Capital Resources

     We have historically relied on a combination of cash on hand, internally generated funds, proceeds from sales of stock, proceeds from sales of businesses and bank borrowings to finance our working capital requirements and capital expenditures. In the six months ended June 30, 2001, we received approximately $66.2 million in aggregate cash proceeds from the sale of our defense contracting and medical electronics businesses.

     Cash used by operating activities in the six months ended June 30, 2001 was approximately $16.7 million, as compared to $7.3 million in the six months ended June 30, 2000. In the current period, the use of cash was primarily attributable to operating losses, the payment of prior year restructuring expenses and certain increases in working capital. Our capital expenditures in the six months ended June 30, 2001 and 2000 were $3.6 million and $4.3 million, respectively, and relate primarily to production facilities and equipment, information technology infrastructure and other capital assets needed to support growth in all of our business units. If we decide to internally finance construction of additional facilities or additional high-volume manufacturing equipment, a significant amount of capital may be required. We may also consider leasing facilities or manufacturing equipment or both or may satisfy high-volume manufacturing requirements through outsourcing or under licensing arrangements with third parties.

     We expect our operations to continue to use cash for at least the next two quarters, but we believe that funds on-hand, together with cash generated from operations and funds available under our bank Credit Agreement, will be sufficient to finance our operations and our capital expenditures through at least fiscal 2002. We will need to obtain financing for increased working capital requirements following fiscal 2002, if our businesses grow at the levels we expect. In addition to addressing working capital requirements, we may also, from time-to-time, consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash, cash equivalents and short-term investments; cash flow from operations; borrowings under our existing bank Credit Agreement; investments by strategic partners; and additional debt or equity financings. There can be no assurance that we will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as we may require such capital.

     There were no borrowings outstanding under our bank Credit Agreement as of June 30, 2001. Under terms of the Company's Credit Agreement, revolving borrowings of up to $15 million are available, subject to a borrowing base computation. The Company is in the process of amending the Credit Agreement to reduce the amount of available borrowings to $5 million and modify certain covenants.

Minority Equity Interests in Subsidiaries and Subsidiary Option Programs

     Each of the Electronic Components Group, I-Bus/Phoenix and PurePulse have minority equity investors. These investors are former strategic partners associated with relationships established in the past, former shareholders of companies acquired using our subsidiaries' stock and former and current employees who have exercised stock options in those entities. As of June 30, 2001, minority investors owned, of the outstanding shares, approximately 5.3% of the Electronic Components Group, 6.5% of I-Bus/Phoenix and 19.2% percent of PurePulse. In addition, each such subsidiary has an employee stock option plan that permits the issuance of incentive and nonqualified stock options to purchase subsidiary common stock. The option programs at I-Bus/Phoenix and at PurePulse are active and the Electronic Components Group program is not active, although options issued previously remain outstanding. Currently, key employees of I-Bus/Phoenix and PurePulse are eligible for option grants in their respective subsidiary plans and are not eligible for grants at the parent company level. Key parent company and Electronic Components Group employees are eligible for option grants at the parent company level, but not in any subsidiaries.

     The option plans are intended to encourage an entrepreneurial atmosphere in each business segment, providing focused incentives to appreciate the equity value of each business. Options that are "in-the-money" at the subsidiary level will have a negative impact on our earnings per share. We expect to report diluted earnings per share in future quarters due to in-the-money subsidiary options. Except to the extent exercised, however, such subsidiary options will not affect our consolidated net income as reported in our consolidated statement of operations. Such options, when and if exercised, will dilute our actual ownership interest in our subsidiaries, thus reducing our share of the net income, potential dividends or distributions and proceeds of any sale or other disposition of such subsidiary. The equity interest upon exercise of stock options in the subsidiaries is accounted for as a minority interest. At June 30, 2001, the potential percentage ownership interest attributable to exercisable subsidiary options was, on a diluted basis, approximately 2% of the Electronic Components Group, 3% percent of I-Bus/Phoenix and 5% of PurePulse.

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

     Some of the risks and uncertainties that could cause the forward-looking statements to be inaccurate are summarized below:

*	Success in the introduction and marketing of new products into existing and new markets
*	Continuation of existing low levels of business activity in markets served by our products, particularly the telecommunications market
*	Ability to manufacture existing and new products at competitive prices and adequate gross margins
*	Market success of the products offered by the Company's OEM customers
*	Ability in growing markets to grow the Company's market share relative to its competitors
*	Ability to secure outside financing of PurePulse development activities through the sale of all or a majority interest in that subsidiary
*	Ability to finance the growth of our continuing businesses with existing internal resources or through outside financing at reasonable rates

     We undertake no obligation to revise these forward-looking statements to reflect future events or circumstances. You are referred to the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2000 for a more detailed discussion of certain of these and other risk factors.

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

     At June 30, 2001, we have outstanding short-term debt of $0.6 million. At June 30, 2001, we have cash, cash equivalents and short-term investments aggregating $29.0 million. The rate of return we receive on these funds is subject to risk based on changes in interest rates.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time, the Company may be involved in litigation relating to claims arising out of its operations. As of the date of this filing, the Company is not engaged in any legal proceedings that are expected individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.   Changes in Securities and Use of Proceeds

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

10.1

Asset Purchase Agreement Dated as of March 23, 2001, By and Among Maxwell Technologies Systems Division, Inc., Maxwell Technologies Inc. and Titan Systems Corporation - Exhibit 2.1 to the Registrant's Form 8-K filed April 5, 2001 is incorporated by reference.

10.2

Asset Purchase Agreement By and Among Science Applications International Corporation, Maxwell Technologies, Inc. and Maxwell Technologies Systems Division, Inc., dated March 30, 2001 - Exhibit 2.2 to the Registrant's Form 8-K filed April 5, 2001 is incorporated by reference.

10.3

Asset Purchase Agreement Dated as of June 18, 2001, By and Among Wilson Greatbatch Technologies, Inc., GB Acquisition Co., Inc., Maxwell Technologies, Inc. and Maxwell Electronic Components Group, Inc. - Exhibit 2.1 to the Registrant's Form 8-K filed June 29, 2001 is incorporated by reference.

     (b)   Reports on Form 8-K

     On April 5, 2001, the Company filed a report on Form 8-K to report that the Company's majority-owned subsidiary, Maxwell Technologies Systems Division, Inc. had sold substantially all of its assets and business operations and certain of its liabilities to two buyers in two separate transactions.

     On June 18, 2001, the Company filed a report on Form 8-K to report that the Company's majority-owned subsidiary, Maxwell Electronic Components Group Inc. ("ECG"), Inc. had sold substantially all of the assets (except for accounts receivable), liabilities and business operations of its Sierra-KD Components Division in Carson City, Nevada ("Sierra") to GB Acquisition Co., Inc., a wholly-owned subsidiary of Wilson Greatbatch Technologies, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

August 14, 2001 Date	/s/ Carlton J. Eibl Carlton J. Eibl, President and Chief Executive Officer

August 14, 2001 Date	/s/ James A. Baumker James A. Baumker, Vice President and Chief Financial Officer