Form 10-Q
period 2001-09-30
MAXWELL TECHNOLOGIES INC
filed 2001-11-14
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission File Number 0-10964

MAXWELL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2390133 (I.R.S. Employer Identification No.)

8888 Balboa Avenue, San Diego, CA 92123
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
Yes x No __

     As of October 31, 2001, Registrant had only one class of common stock, of which there were 10,165,938 shares outstanding.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2001

       Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to "Maxwell," the "Company," "we," "us," and "our" refer to Maxwell Technologies, Inc. and its subsidiaries; all references to "Electronic Components" refer to our subsidiary, Maxwell Electronic Components Group, Inc.; all references to "I-Bus/Phoenix" refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to "PurePulse" refer to our subsidiary, PurePulse Technologies, Inc. This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Discussions containing such forward-looking statements may be found in the material set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within this Form 10-Q generally.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2001	December 31, 2000
Assets	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$8,422	$2,686
Short-term investments	19,551	--
Accounts receivable, net	13,218	24,652
Inventories	19,634	24,769
Prepaid expenses and other current assets	945	1,133
Deferred income taxes	13,031	13,031
Net assets of discontinued operations	--	13,963
Total current assets	74,801	80,234
Property, plant and equipment, net	21,549	22,567
Goodwill and other non-current assets	9,092	19,308
	$105,442	$122,109
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,741	$21,711
Accrued employee compensation	2,438	2,825
Short-term borrowings	2,220	22,754
Net liabilities of discontinued operations	1,992	--
Total current liabilities	17,391	47,290
Minority interest	5,242	5,065
Commitments and contingencies
Stockholders' equity:
Common stock	1,016	988
Additional paid-in capital	84,257	81,204
Notes receivable from executives for stock purchases	(800)	(900)
Deferred compensation	--	(15)
Accumulated deficit	(1,184)	(10,942)
Accumulated other comprehensive loss	(480)	(581)
	82,809	69,754
	$105,442	$122,109

Note: The Balance Sheet as of December 31, 2000 has been derived from the audited financial statements as of that date.

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Sales	$15,017	$21,671	$62,473	$74,905
Cost of sales	14,406	20,631	53,453	58,722
Gross profit	611	1,041	9,020	16,183
Operating expenses:
Selling, general and administrative	5,218	6,810	18,454	21,265
Research and development	2,946	2,330	8,871	6,080
Restructuring, acquisition and other charges	--	7,545	--	9,220
	8,164	16,685	27,325	36,565
Operating loss	(7,553)	(15,645)	(18,305)	(20,382)
Gain on sale of business	--	--	39,119	--
Interest expense	(70)	(369)	(1,216)	(560)
Interest income and other, net	332	(110)	477	(68)
Income (loss) before income taxes and minority interest	(7,291)	(16,124)	20,075	(21,010)

Provision (credit) for income taxes	(63)	(3,789)	9,624	(5,601)
Minority interest in net income of subsidiaries	(282)	(4)	(86)	(2)
Income (loss) from continuing operations	(6,946)	(12,331)	10,537	(15,407)
Discontinued operations, net of taxes	(3,498)	(644)	(779)	(918)
Net income (loss)	$(10,444)	$(12,975)	$9,758	$(16,325)

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.68)	$(1.25)	$1.05	$(1.58)
Income (loss) from discontinued operations	(0.35)	(0.07)	(0.08)	(0.09)
Net income (loss)	$(1.03)	$(1.32)	$0.97	$(1.67)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.68)	$(1.25)	$0.96	$(1.58)
Income (loss) from discontinued operations	(0.35)	(0.07)	(0.07)	(0.10)
Net income (loss)	$(1.03)	$(1.32)	$0.89	$(1.68)

Shares used in computing:
Basic net income (loss) per share	10,160	9,848	10,048	9,778
Diluted net income (loss) per share	10,160	9,848	10,735	9,778

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine Months Ended September 30,
	2001	2000
Operating activities:
Income (loss) from continuing operations	$10,537	$(15,407)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,061	2,952
Non-cash restructuring, acquisition and other charges	--	7,731
Deferred compensation	15	90
Gain on sale of business	(39,119)	--
Realized gain on sale of short-term investments	(72)	--
Deferred income taxes	8,952	--
Minority interest in net income (loss) of subsidiaries	(40)	(2)
Changes in operating assets and liabilities, net	(1,283)	(6,525)
Net cash used in operating activities	(16,949)	(11,161)

Investing activities:
Proceeds from sales of businesses	66,249	3,600
Proceeds from collection of notes receivable	2,100	--
Proceeds from sale of short-term investments	4,534	--
Purchase of short-term investments	(23,893)	--
Purchase of businesses, net of cash acquired, including earnout payment	--	(4,864)
Purchases of property and equipment	(4,948)	(7,674)
Net cash provided by (used in) investing activities	44,042	(8,938)

Financing activities:
Proceeds from short-term borrowings	37,103	19,262
Principal payments on long-term debt and short-term borrowings	(57,637)	(1,835)
Proceeds from issuance of Company and subsidiary stock	2,837	1,586
Net cash provided by (used in) financing activities	(17,697)	19,013

Net cash provided by (used in) discontinued operations	(3,995)	224

Effect of exchange rate changes on cash and cash equivalents	335	(81)
Increase (decrease) in cash and cash equivalents	5,736	(943)
Cash and cash equivalents at beginning of period	2,686	2,885
Cash and cash equivalents at end of period	$8,422	$1,942

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Summary of Significant Accounting Policies

     Description of Business

     Maxwell develops, manufactures and markets high reliability electronic components and power and computing systems for use in the transportation, telecommunications, consumer and industrial electronics, medical and aerospace industries. Products include PowerCache(r) ultracapacitors, radiation-shielded microelectronics and custom power and computing systems for original equipment manufacturers, or OEMs.

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

      The Company's electronic components and I-Bus/Phoenix power and computing systems businesses generate all of the Company's revenues from continuing operations. The Company sold its defense contracting business in March 2001 (Note 9) and its medical electronics business in June 2001 (Note 2) to focus its operations exclusively on product-driven, commercial opportunities in the areas of power and computing. The Company's PurePulse business is focused on opportunities in the application of PureBright(r) technology to pathogen inactivation in medical and bioprocessing markets and to consumer water applications. The Company is exploring strategic alternatives for PurePulse, which the Company expects will result in the sale of all or a majority interest in the business in the first quarter of 2002.

      Basis of Presentation

      The accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair and accurate presentation of the Company's financial position at September 30, 2001 and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2000. Interim results are not necessarily indicative of those to be expected for the full year. The accompanying unaudited condensed consolidated financial statements have been reclassified to present the financial position and results of operations of the continuing businesses of the Company. Business segments which the Company intends to sell or discontinue, and certain business segments sold or discontinued by the Company in prior periods, have been classified as discontinued operations in the accompanying unaudited condensed consolidated financial Statements.

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

      Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. Companies are required to adopt FAS142 for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 will have on its results of operations and financial position.

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

Note 3 - Inventories

      Inventories consist of the following (in thousands):
	September 30, 2001	December 31, 2000
Finished products	$5,280	$4,927
Work-in-process	1,278	5,850
Parts and raw materials	13,076	13,992
	$19,634	$24,769

Note 4 - Credit Agreement

      The Company has a bank credit agreement (the "Credit Agreement") for revolving borrowings of up to $15.0 million, subject to a borrowing base computation, through May 2002, bearing interest at LIBOR plus 3% or the bank's reference rate plus 1%. Borrowings under the Credit Agreement are secured by the Company's assets in the United States, except for real property, and a pledge of two-thirds of the stock of certain foreign subsidiaries. The Credit Agreement requires the Company to comply with certain financial covenants. As of September 30, 2001, the Company was in compliance with all such covenants, $2 million was outstanding and $5 million was available for borrowing under the agreement.

Note 5 - Comprehensive Income (Loss)

      The Company reports and displays comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The components of comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (loss)	$(10,444)	$(12,975)	$9,758	$(16,325)
Foreign currency translation adjustments	282	(68)	(19)	(487)
Unrealized gain on securities	120	--	120	--
Comprehensive income (loss)	$(10,042)	$(13,043)	$9,859	$(16,812)

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

      The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Basic:
Income (loss) from continuing operations	$(6,946)	$(12,331)	$10,537	$(15,407)
Income (loss) from discontinued operations	(3,498)	(644)	(779)	(918)
Net income (loss)	$(10,444)	$(12,975)	$9,758	$(16,325)

Weighted average shares	10,160	9,848	10,048	9,778

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.68)	$(1.25)	$1.05	$(1.58)
Income (loss) from discontinued operations	(0.35)	(0.07)	(0.08)	(0.09)
Net income (loss)	$(1.03)	$(1.32)	$0.97	$(1.67)

Diluted:
Income (loss) from continuing operations	$(6,946)	$(12,331)	$10,537	$(15,407)
Effect of dilutive securities of majority-owned subsidiaries	--	--	(259)	(2)
Income (loss) from continuing operations available to common shareholders, as adjusted	(6,946)	(12,331)	10,278	(15,409)
Income (loss) from discontinued operations	(3,498)	(644)	(779)	(918)
Effect of dilutive securities of majority-owned subsidiaries	--	(19)	--	(56)
Income (loss) from discontinued operations, as adjusted	(3,498)	(663)	(779)	(974)
Net income (loss), as adjusted	$(10,444)	$(12,994)	$9,499	$(16,383)

Weighted average shares	10,160	9,848	10,048	9,778
Effect of dilutive stock options and other securities	--	--	687	--
Weighted average shares, as adjusted	10,160	9,848	10,735	9,778

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.68)	$(1.25)	$0.96	$(1.58)
Income (loss) from discontinued operations	(0.35)	(0.07)	(0.07)	(0.10)
Diluted net income (loss) per share	$(1.03)	$(1.32)	$0.89	$(1.68)

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

      The following table sets forth sales and operating loss data for each of the Company's business segments as defined by the Company under the guidelines of Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Sales:
Electronic Components	$3,945	$8,525	$22,860	$26,905
I-Bus/Phoenix Power and Computing Systems	11,072	13,146	39,613	48,000
Consolidated total	$15,017	$21,671	$62,473	$74,905

Operating income (loss):
Electronic Components	$(3,973)	$(1,632)	$(7,593)	$(4,052)
I-Bus/Phoenix Power and Computing Systems	(2,745)	(4,350)	(7,299)	(2,500)
Total segment operating loss	(6,718)	(5,982)	(14,892)	(6,552)
Corporate expenses, including total restructuring, acquisition and other charges	(835)	(9,663)	(3,413)	(13,830)
Consolidated total	$(7,553)	$(15,645)	$(18,305)	$(20,382)

Note 8 - Restructuring, Acquisition and Other Charges

      In connection with its calendar year 2000 restructuring plan, the Company undertook various actions to consolidate its facilities and reduce the cost structure of the Company. As a result, the Company recorded restructuring and other charges in the year ended December 31, 2000 of approximately $9.2 million, including approximately $7.5 million and $9.2 million in the three and nine-month periods ended September 30, 2000, respectively. Such charges were determined in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). These charges included severance costs related to a reduction in workforce, the closure and combination of certain facilities, and the write-off of certain non-performing operating assets. The Company completed its restructuring plan in October 2000 and has finalized the consolidation and integration of its operations and related facilities. Accordingly, the Company does not expect to record additional restructuring related charges.

Note 9 - Discontinued Operations

      In March 2001, the Company sold the assets of its defense contracting business in separate transactions with two buyers, for an aggregate purchase price of approximately $20.7 million. Of the total purchase price, approximately $9.5 million was received in cash in March 2001, an additional $9.8 million was received in cash in April 2001, and the remaining $1.4 million was received in October 2001 following the expiration of holdback periods for certain indemnifications and other contingencies provided for in the sales agreements. The buyers assumed certain liabilities and ongoing contractual obligations of the business and hired most of the employees of the business. The Company retained certain leases and lease obligations expiring in 2006 and certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business. The Company recorded a gain, net of tax, of approximately $3.9 million in the first quarter of 2001, representing the net gain on the disposition of the assets and the net income from the operations of this discontinued business. Based on current and projected vacancies at leased facilities, the Company has revised previously estimated costs and has written off related leasehold improvements. These charges, which totaled approximately $3 million, were recorded in September and are included in the loss from discontinued operations.

      Operating results of the Company's discontinued operations are shown separately, net of tax, in the accompanying condensed consolidated statements of operations. The businesses included in discontinued operations had sales aggregating $11.2 million for the three months ended September 30, 2000. No such sales occurred in the current period. Sales for the nine months ended September 30, 2001 and 2000 were $11.7 million and $36.3 million, respectively. These amounts are not included in net sales in the accompanying unaudited condensed consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We apply industry-leading capabilities in power and computing to develop and commercialize electronic components and power and computing systems for original equipment manufacturers, or OEM customers, in multiple industries, including transportation, telecommunications, consumer and industrial electronics, medical and aerospace.

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

      Our electronic components and I-Bus/Phoenix power and computing systems businesses generate all of our revenues from continuing operations. We sold our defense contracting business in March 2001 and our medical electronics business in June 2001 to focus our operations exclusively on product-driven, commercial opportunities in the areas of power and computing. Our PurePulse business is focused on opportunities in the application of our PureBright technology to pathogen inactivation in medical and bioprocessing markets and to consumer water applications. We are exploring strategic alternatives for PurePulse, which we expect will result in the sale of all or a majority interest in the business in the first quarter of 2002. Until such time as we complete a strategic transaction for PurePulse, we are continuing our investment in PurePulse's development of broad-spectrum pulsed light pathogen inactivation systems. All financial information contained in this Form 10-Q reflects our defense contracting and PurePulse businesses, as well as certain other divested businesses, as discontinued operations.

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

Business Segments

Electronic Components

      Our electronic components business includes our PowerCache ultracapacitors and our radiation-shielded microelectronics, which were integrated into a new manufacturing site in San Diego in October 2000. This facility was designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.

      The electronic components business consists primarily of the following power delivery and other high reliability devices product lines:

*	ultracapacitors for electrical energy storage and delivery of peak power for a variety of applications;
*	radiation-shielded microelectronics, including integrated circuits, power modules and single board computers for space and military markets.

      The electronic components business also included the EMI filtered feedthroughs and ceramic capacitor product lines of our Sierra-KD Components Division in Carson City, Nevada prior to its sale, on June 18, 2001. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 herein.

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

Results of Operations

      The following discussion provides a comparison of current results of operations for the three and nine months ended September 30, 2001 to the three and nine months ended September 30, 2000.

      The following table sets forth, for the periods indicated, selected operating data for the Company, expressed as a percentage of sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	95.9	95.2	85.6	78.4
Gross profit	4.1	4.8	14.4	21.6
Operating expenses:
Selling, general and administrative	34.8	31.4	29.5	28.4
Research and development	19.6	10.8	14.2	8.1
Restructuring, acquisition and other charges	--	34.8	--	12.3
Total operating expenses	54.4	77.0	43.7	48.8
Operating loss	(50.3)	(72.2)	(29.3)	(27.2)
Gain on sale of business	--	--	62.6	--
Interest expense	(0.5)	(1.7)	(2.0)	(0.7)
Interest income and other, net	2.2	(0.5)	0.8	(0.1)
Income (loss) before income taxes and minority interest	(48.6)	(74.4)	32.1	(28.0)
Provision (credit) for income taxes	(0.4)	(17.5)	15.4	(7.5)
Minority interest in net income of subsidiaries	(1.9)	--	(0.1)	--
Income (loss) from continuing operations	(46.3)	(56.9)	16.8	(20.5)
Loss from discontinued operations	(23.3)	(3.0)	(1.2)	(1.3)
Net income (loss)	(69.6)%	(59.9)%	15.6%	(21.8)%

     The following table sets forth sales, gross profit and gross profit as a percentage of sales for each of the Company's business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Electronic Components:
Sales	$3,945	$8,525	$22,860	$26,905
Gross profit	(934)	1,634	3,118	6,989
Gross profit as a percentage of sales	(23.7%)	19.2%	13.6%	26.0%

I-Bus/Phoenix Power and Computing Systems:
Sales	$11,072	$13,146	$39,613	$48,000
Gross profit	1,545	(594)	5,902	9,194
Gross profit as a percentage of sales	14.0%	(4.5%)	14.9%	19.2%

Consolidated:
Sales	$15,017	$21,671	$62,473	$74,905
Gross profit	611	1,040	9,020	16,183
Gross profit as a percentage of sales	4.1%	4.8%	14.4%	21.6%

Sales

     Sales for the three months ended September 30, 2001 were $15.0 million, reflecting a $6.7 million, or 30.7% decrease from sales of $21.7 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, sales were $62.5 million, reflecting a $12.4 million, or 16.6%, decrease from sales of $74.9 million in the comparable prior year period.

     Sales within each of our continuing business segments were as follows:

      Electronic Components. Excluding sales from the Sierra-KD division, which was sold in June 2001, sales for the three months and nine months ended September 30, 2001 declined $1.9 million and $3.5 million, respectively, due to a reduction in sales of our radiation-shielded microelectronics product lines as a result of fewer satellites being built in the United States.

      I-Bus/Phoenix Power and Computing Systems. For the three months ended September 30, 2001, I-Bus/Phoenix sales decreased $2.0 million, or 15.3%, to $11.1 million from sales of $13.1 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, sales in this segment decreased $8.4 million, or 17.5%, to $39.6 million from $48.0 million in the comparable nine-month period of the prior year. This decrease in revenues is primarily attributable to the conclusion, in the third quarter of 2000, of our OEM supply agreement with Siemens ElectroCom L.P. This supply agreement contributed sales of $1.2 million and $8.4 million in the three and nine months ended September 30, 2000 and no revenue in the current periods. Excluding sales from this supply agreement, I-Bus/Phoenix sales in the three months ended September 30, 2001 decreased $0.8 million, or 6.1%, compared to sales of $11.9 million for the three months ended September 30, 2000. Excluding sales from the Siemens supply agreement, sales for the nine months ended September 30, 2001 equaled prior year sales of $39.6 million. The decrease in revenue is primarily due to a softer market for computing products, which is offset by a shift in sales mix towards power products.

Gross Profit

      In the three months ended September 30, 2001, our gross profit was $0.6 million, or 4.1% of sales, compared to $1.0 million, or 4.8% of sales, in the three months ended September 30, 2000. In the nine months ended September 30, 2001, the Company's gross profit was $9.0 million, or 14.4% of sales, as compared to $16.2 million, or 21.6% of sales in the nine months ended September 30, 2000. Gross profit and gross profit as a percentage of sales were negatively impacted in the three and nine months ended September 30, 2001 by the sale of Sierra-KD, lower sales and lower margin sales mix.

      Gross profit within each of our continuing business segments is as follows:

      Electronic Components. In the three months ended September 30, 2001, gross profit in the Electronic Components segment decreased by $2.5 million to a loss of $0.9 million from a profit of $1.6 million in the three months ended September 30, 2000. As a percentage of sales, the loss was 23.7% in the current quarter, compared to from gross profit as a percentage of sales of 19.2% in the three months ended September 30, 2000. In the nine months ended September 30, 2001, gross profit decreased to $3.1 million from $7.0 million in the nine months ended September 30, 2000. As a percentage of sales, gross profit decreased in the nine-month period to 13.6% from 26.0%. The decrease in gross profit is primarily the result of lower sales of higher margin radiation-shielded microelectronics products, costs associated with prototype builds of a new line of test sets for RF and other components, and the sale of Sierra-KD. In addition, we continue to make required infrastructure and other investments in our PowerCache ultracapacitor product lines, which negatively impact gross profit at current sales volumes. The overall gross margins for the Electronic Components segment will continue to be negatively impacted until higher production volumes in the PowerCache product lines are reached and maintained.

      I-Bus/Phoenix Power and Computing Systems. In the three months ended September 30, 2001, gross profit in the I-Bus/Phoenix Power and Computing Systems segment increased by $2.1 million to $1.5 million from $(0.6) million in the three months ended September 30, 2000. In the nine months ended September 30, 2001, gross profit decreased $3.3 million, or 35.9%, to $5.9 million from $9.2 million in the nine months ended September 30, 2000. As a percentage of sales, gross profit increased to 14.0% in the three months ended September 30, 2001 as compared to a loss of 4.5% in the three months ended September 30, 2000. Gross profit increased in the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, due to a $2.1 million work-in-process adjustment, which increased cost of sales during the quarter ended September 30, 2000. Gross profit as a percentage of sales decreased to 14.9% in the nine months ended September 30, 2001 versus a 19.2% gross profit in the comparable period of the prior year. The decrease in gross profit is attributable to the impact of reduced sales volume for this segment in the current year periods, as well as a change in product mix to include a higher proportion of lower-margin power quality products, as compared to higher-margin applied computing products. In addition, the nine months reflect certain provisions for slow-moving computing systems inventories.

Selling, General and Administrative Expenses

      In the three months ended September 30, 2001, our selling, general and administrative expenses decreased $1.6 million, or 23.5%, to $5.2 million from $6.8 million in the three months ended September 30, 2000. The Company has increased its investment in sales and marketing while reducing the amount it will spend on general and administrative support services. As a percentage of sales, selling, general and administrative expenses increased from 31.4% in the three months ended September 30, 2000, to 34.7% in the three months ended September 30, 2001, due to the reduction in revenues in that period. In the nine months ended September 30, 2001, the Company's selling, general and administrative expenses decreased $2.8 million, or 13.1%, to $18.5 million from $21.3 million in the nine months ended September 30, 2000. As a percentage of sales, selling, general and administrative expenses increased to 29.5% in this year's first nine months from 28.4% in the nine months ended September 30, 2000.

Research and Development Expenses

      Our research and development expenses reflect internally funded research and development programs. Research and development expenses were $2.9 million and $8.9 million, respectively, for the three and nine months ended September 30, 2001, as compared to $2.3 million and $6.1 million, respectively, in the three and nine months ended September 30, 2000. We have increased our level of spending in research and development to accelerate new product introductions and we expect the level of spending to increase in future periods.

Restructuring, Acquisition and Other Charges

     In connection with our prior year restructuring plan, we undertook various actions to consolidate our facilities and improve our cost structure. As a result, in calendar year 2000, we recorded restructuring and other charges of $9.2 million, including $7.5 million and $9.2 million, respectively, in the three and nine months ended September 30, 2000. We completed our restructuring plan in October 2000 and finalized the consolidation and integration of our operations and related facilities. Accordingly, we do not expect to record additional restructuring related charges.

Gain on Sale of Business

     We recorded a gain in the current period of $39.1 million on the sale of our Sierra-KD Components Division in June 2001. The gain was determined based upon the cash proceeds received of $46.9 million less the net book value of the net assets sold of $6.4 million as of the Closing Date and less transaction costs of $1.4 million. The transaction costs include certain employee bonuses related to the sale and amounts paid to cancel certain outstanding Electronic Components stock options, aggregating $1.3 million.

Interest Expense

      Interest expense was $0.1 million and $1.2 million, respectively, for the three and nine months ended September 30, 2001, as compared to $0.4 million and $0.6 million, respectively, in the three and nine months ended September 30, 2000. Interest expense was lower in the three months ended September 30, 2001, as the Company repaid then outstanding borrowings in June 2001 with proceeds from the sale of its Sierra Division.

Interest Income and Other, Net

      Interest income and other, net, consisting primarily of interest income, foreign currency transaction gains and losses, and losses on the disposition of fixed assets, was $0.3 million and $0.5 million, respectively, for the three and nine months ended September 30, 2001.

Provision (Credit) for Income Taxes

      The provision for income taxes reflects our expected effective tax rate and was $9.6 million for the nine months ended September 30, 2001, as compared to a credit for income taxes of $3.8 million and $5.6 million in the three and nine months ended September 30, 2000, respectively. The Company believes that it is more likely than not that its deferred tax assets recorded through the second quarter of this year will be realized through the generation of future taxable income. However, it has decided to record a valuation allowance for US deferred tax assets recorded during the current quarter. We will continue to assess the likelihood of realization of our net deferred tax assets. If future events occur which do not make the realization of such assets more likely than not, a valuation allowance will be established against all or a portion of the net deferred tax assets.

Minority Interest in Net Income (Loss) of Subsidiaries

     Minority interest in net loss of subsidiaries was $282,000 and $86,000 respectively, for the three and nine months ended September 30, 2001, compared to minority interest in net loss of subsidiaries of $4,000 and $2,000 in the three and nine months ended September 30, 2000, respectively.

Income (Loss) from Continuing Operations

      As a result of the factors mentioned above, the loss from continuing operations was $6.9 million for the three months ended September 30, 2001 and income from continuing operations was $10.5 million for the nine months ended September 30, 2001, as compared to losses from continuing operations of $12.3 million and $15.4 million, respectively, for the three and nine months ended September 30, 2000.

Discontinued Operations

     In March 2001, we sold the assets of our defense contracting business in separate transactions with two buyers, for an aggregate purchase price of approximately $20.7 million. Of the total purchase price, approximately $9.5 million was received in cash in March 2001, an additional $9.8 million was received in cash in April 2001, and the remaining $1.4 million was received in October 2001 following the expiration of holdback periods for certain indemnifications and other contingencies provided for in the sales agreements. The Company retained certain leases and lease obligations expiring in 2006 and certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business. The Company recorded a gain, net of tax, of approximately $3.9 million in the first quarter of 2001, representing the net gain on the disposition of the assets and the net income from the operations of this discontinued business. Based on current and projected vacancies at leased facilities, the Company has revised previously estimated costs and has written off related leasehold improvements. These charges, which totaled approximately $3.0 million, were recorded in September 2001 and are included in the loss from discontinued operations.

      In February 2000, we sold our high voltage wound film capacitors and high voltage power supplies businesses for cash of $3.5 million, approximately the book value of the net assets sold as of that date.

      Total loss from discontinued operations was $3.5 million and $0.8 million in the three and nine months ended September 30, 2001, compared to a loss of $0.6 million and $0.9 million for the three and nine months ended September 30, 2000.

Liquidity and Capital Resources

     We have historically relied on a combination of cash on hand, internally generated funds, proceeds from sales of stock, proceeds from sales of businesses and bank borrowings to finance our working capital requirements and capital expenditures. In the nine months ended September 30, 2001, we received approximately $66.2 million in aggregate cash proceeds from the sale of our defense contracting and medical electronics businesses.

      Cash used by operating activities in the nine months ended September 30, 2001 was approximately $16.9 million, as compared to $11.2 million in the nine months ended September 30, 2000. In the current period, the use of cash was primarily attributable to operating losses. Our capital expenditures in the nine months ended September 30, 2001 and 2000 were $4.9 million and $7.7 million, respectively, and relate primarily to production facilities and equipment, information technology infrastructure and other capital assets needed to support growth in all of our business units. The Company is anticipating $1.0 million in capital expenditures in the fourth quarter of 2001.

      We expect our operations to continue to use cash for at least the next two quarters, but we believe that funds on-hand, together with cash generated from operations and funds available under our bank Credit Agreement, will be sufficient to finance our operations and our capital expenditures through at least fiscal 2002. We may need to obtain financing for increased working capital requirements following fiscal 2002 if our businesses grow at the levels we expect. In addition to addressing working capital requirements, we may also, from time-to-time, consider acquisitions of complementary businesses, products or technologies, which may require additional funding. Sources of additional funding for these purposes could include one or more of the following: cash, cash equivalents and short-term investments; cash flow from operations; borrowings under our existing bank Credit Agreement; investments by strategic partners; and additional debt or equity financings. There can be no assurance that we will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as we may require such capital.

      There was $2.0 million outstanding under our bank Credit Agreement as of September 30, 2001. Under terms of the Company's Credit Agreement, revolving borrowings of up to $15 million are available, subject to a borrowing base computation.

Minority Equity Interests in Subsidiaries and Subsidiary Option Programs

      Each of Electronic Components, I-Bus/Phoenix and PurePulse have minority equity investors. These investors are former strategic partners associated with relationships established in the past, former shareholders of companies acquired using our subsidiaries' stock and former and current employees who have exercised stock options in those entities. As of September 30, 2001, minority investors owned, of the outstanding shares, approximately 5.4% of Electronic Components, 6.5% of I-Bus/Phoenix and 19.2% percent of PurePulse.

      In addition, each such subsidiary has an employee stock option plan that permits the issuance of incentive and nonqualified stock options to purchase subsidiary common stock. The option plans are intended to encourage an entrepreneurial atmosphere in each business segment, providing focused incentives to appreciate the equity value of each business. Options that are "in-the-money" at the subsidiary level will have a negative impact on our earnings per share. Except to the extent exercised, however, such subsidiary options will not affect our consolidated net income as reported in our consolidated statement of operations. Such options, when and if exercised, will dilute our actual ownership interest in our subsidiaries, thus reducing our share of the net income, potential dividends or distributions and proceeds of any sale or other disposition of such subsidiary. The equity interest upon exercise of stock options in the subsidiaries is accounted for as a minority interest. At September 30, 2001, the potential percentage ownership interest attributable to exercisable subsidiary options was, on a diluted basis, approximately 2% of Electronic Components, 3% percent of I-Bus/Phoenix and 6% of PurePulse.

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

     At September 30, 2001, we have outstanding short-term debt of $2.2 million. At September 30, 2001, we have cash, cash equivalents and short-term investments aggregating $28.0 million. The rate of return we receive on these funds is subject to risk based on changes in interest rates.

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our outstanding short-term debt, the interest rates under which are closely tied to market rates, and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

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

               None.

     (b)     Reports on Form 8-K

               None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

November 14, 2001 Date	/s/ Carlton J. Eibl Carlton J. Eibl, President and Chief Executive Officer

November 14, 2001 Date	/s/ James A. Baumker James A. Baumker, Vice President and Chief Financial Officer