Form 10-K
period 2001-12-31
MAXWELL TECHNOLOGIES INC
filed 2002-03-29
CIK 319815

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                              to

Commission file number 0-10964

MAXWELL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2390133 (I.R.S. Employer Identification No.)

8888 Balboa Avenue
San Diego, California 92123
(Address of principal executive offices)

Registrant's telephone number, including area code: (858) 279-5100

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.10 per share

Name of each exchange on which registered: Nasdaq National Market ("Nasdaq")

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on February 28, 2002, based on the closing price at which the Common Stock was sold on Nasdaq as of February 28, 2002, was $67,180,000.

        The number of shares of the Registrant's Common Stock outstanding as of February 28, 2002 was 10,235,598 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (including the Appendix thereto) are incorporated by reference in Part III of this Report.

MAXWELL TECHNOLOGIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2001

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

Item 1. Business

Overview

        Maxwell develops, manufactures and markets high reliability electronic components and power and computing systems for use in the transportation, telecommunications, consumer and industrial electronics, medical and aerospace industries. Products include ultracapacitors, radiation-shielded microelectronics and custom power and computing systems for original equipment manufacturers, or OEMs.

Industry

        We have focused our business on the following areas:

  •
  power delivery components;

  •
  high reliability specialized electronic components for space and military applications; and

  •
  high availability, customized, applied computing and power systems.

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

        Many markets and applications can benefit from high power delivery components that:

  •
  store large amounts of electrical energy;

  •
  are in a small, lightweight package;

  •
  operate reliably at extreme temperatures;

  •
  can discharge and recharge in less than a second or provide power as required for up to several minutes;

  •
  deliver high power;

  •
  require low maintenance; and

  •
  have minimal environmental issues associated with disposal.

        Following are some of the currently identified markets and applications for high power delivery components:

Market	Applications
Automotive/transportation	• Energy storage and peak power to assist acceleration and to recapture energy from braking in hybrid internal combustion/electric buses, trucks and automobiles; energy storage and on-demand power for on-board electrical systems.
Battery enhancement	• Energy storage and on-demand peak power for consumer electronic devices such as digital cameras, toys, wireless communications devices, scanners and remote transmitters.
Alternative energy generation	• Starting power, peak load buffering and energy storage to optimize performance of alternative energy generation systems, such as fuel cells and microturbines.
Uninterruptible power supply systems	• Supplement or replace battery power.
Industrial electronics	• Low cost, low maintenance replacement for mechanical drives in actuators and hydraulic devices.

        Any other application that requires the storage of energy and the discharge of highly variable amounts of power is a potential market for power delivery components. We expect that components designed to meet these power delivery requirements will capture an increasing share of the energy storage market.

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

Applied Computing and Power Quality Systems

        High reliability applied computing systems and power quality systems are required to support larger systems for telecommunications, Internet infrastructure, broadcasting and industrial automation. Many such systems support mission critical applications that require "five nines", or 99.999% availability. This high availability equates to approximately five minutes of down time per year for a system operating 24 hours a day, seven days a week.

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

        To satisfy both functional and high availability requirements, power and computing solutions generally require customization. Also, as time-to-market is critical for many such applications, rapid design and production capabilities are required of suppliers providing these systems. Therefore, the proliferation of complex electronics applications has created attractive markets for specialized applied computing system manufacturers and power product manufacturers who possess the engineering and manufacturing know-how and experience to provide design intensive, custom solutions.

        In 2001, the market for applied computing systems incorporating ISA/PCI (industry standard architecture/peripheral components interconnect) and cPCI (compact peripheral components interconnect) architectures is estimated to have been approximately $3.9 billion. The market for such systems is estimated to grow to approximately $6.2 billion in 2004, with cPCI being the fastest growing industry standard architecture. In 2001, the market for uninterruptible power supplies, or UPS, and power protection and power quality products of five kilovolts and lower, which is the power range most appropriate to support applied computing requirements, is estimated to have been approximately $3.2 billion, growing to approximately $4.2 billion in 2004.

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

Ultracapacitors

        We are a leader in commercialized ultracapacitor technology. Ultracapacitors are ideally suited for applications that require energy storage and repeated bursts of electric power for fractions of a second up to several minutes. With no moving parts, ultracapacitors provide a simple, solid state, highly reliable solution to buffer short term mismatches between power available and power required.

        Unlike batteries, capacitors can be recharged from any electrical energy source as quickly as they are discharged, and they operate reliably for up to 10 years through hundreds of thousands of discharge/recharge cycles with minimal degradation of performance. Traditional capacitors discharge power too rapidly to be suitable for many power delivery applications. Ultracapacitors have greater energy storage capability than traditional capacitors and can discharge power over time periods ranging from fractions of a second to several minutes. Used in tandem with batteries, ultracapacitors can provide bursts of power to meet power demand peaks, enhance performance and significantly extend battery life. When alternative sources of recharge energy are available, ultracapacitors can replace batteries entirely.

        We offer our proprietary PowerCache ultracapacitors in several form factors, ranging from five-farad postage stamp size cells to 2,700-farad large cells that measure 2" × 2" × 6". We are able to supply these cells in volumes and at price points that are opening numerous market opportunities for ultracapacitors to satisfy energy storage and power delivery requirements. For example, in December 2000 we entered into a supply agreement with General Motors Corporation to supply our large cell ultracapacitors for incorporation into the power trains of hybrid diesel electric buses and trucks produced by GM's Allison Transmission division.

        We have redesigned our large cell ultracapacitors to double power density and dramatically reduce cost. The new design incorporates proprietary technology in a form factor suitable for high speed automated manufacturing. The goal of this initiative is to penetrate cost sensitive applications in high volume markets (millions of cells per year) by 2004.

Radiation-Shielded Microelectronics

        We design, manufacture and market radiation-shielded microelectronics, including integrated circuits, power modules and single board computers, primarily for the satellite and spacecraft market. We engineer customized microelectronics together with highly adaptable, proprietary packaging and shielding techniques to allow OEMs to use powerful, low cost, commercial off-the-shelf components protected with the level of radiation shielding required for the environment in which they are to be deployed.

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

        Our engineering and design capabilities allow quick-turn customization of boards, systems, and enclosures for customer specific applications. In 2001, we introduced several new computing products that support multiple operating systems such as Windows, Windows NT, Windows 2000, Solaris VX Works and Linux and provide redundant, high availability computing for mission critical applications requiring 99.999% availability.

        We believe that power technology, such as uninterruptible power, is a requirement for providing high reliability applied computing systems. In addition to the discrete power quality products we now offer, we have computing products in development and scheduled for introduction during 2002, that will incorporate power protection capabilities within the computer chassis. These built-in power protection features will include up to 10 seconds of "ride-through" protection for brief power fluctuations in some designs and up to 10 minutes of backup power in other designs. These products will incorporate our PowerCache ultracapacitors, either alone or in combination with batteries. We introduced rack-mount UPS products in 2001, and we are developing additional UPS, power distribution and power conditioning products as part of high reliability integrated power and computing solutions for our applied computing OEM customers.

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

Ultracapacitors

        Our PowerCache ultracapacitors store high quantities of electrical energy in a high density electric field through a proprietary carbon-based material that has large surface area (more than 2,500 square meters per gram of carbon) to permit high electrical storage density in a small package. As a result, our products have two to four times greater power density than competing ultracapacitors or supercapacitors.

        PowerCache ultracapacitors provide dynamic range and peak power for applications that require periodic bursts of power, whether for an internal combustion/electric hybrid drive train, a fuel cell system or a battery pack for industrial or consumer electronics. Ultracapacitors can be charged from any primary energy source, such as a battery, engine, fuel cell or electrical outlet, and deliver high power on demand. Virtually any device with peak power demands greater than its average power requirement is a candidate for our ultracapacitors as part of its energy storage and power delivery system.

Ultracapacitor Application Model

        Although batteries currently are the prevailing energy storage devices, ultracapacitors have significant performance advantages over batteries, including:

  •
  delivery of up to 10 times the power;

  •
  lower weight for storage of comparable electrical energy;

  •
  deeper discharge and faster recharge;

  •
  more reliable operation in extreme temperatures (-40 degrees C to +75 degrees C); and

  •
  up to 10 times the useful life.

        Our PowerCache ultracapacitors can be linked together in modules or banks to meet the energy storage and peak power requirements of applications ranging from hybrid internal combustion/electric buses, trucks and automobiles to fuel cells, actuators, toys and hand-held consumer electronic devices.

        We are pursuing opportunities to incorporate our ultracapacitors into hybrid diesel/electric and gasoline/electric power trains that either are being commercialized now for buses and large trucks or are in development for passenger vehicles. The hybrid internal combustion/electric power train depicted below shows how electrical energy is generated and stored in vehicles and supplied to the power train.

        The hybrid power train has a large alternator connected to the crankshaft that generates electricity when the alternator engages the crankshaft to help brake the vehicle or when the engine is running. The electricity produced by the alternator is stored in a power pack containing approximately 300 PowerCache ultracapacitors for buses or large trucks and 18 to 20 ultracapacitors for automobiles, light trucks or sport utility vehicles. The electrical energy stored in the ultracapacitors is then sent back through the alternator to turn the crankshaft to accelerate the vehicle. The power pack also powers on-board electrical systems, such as power steering, braking, locks, seats, air conditioning, mobile communications and audio systems.

Hybrid Internal Combustion/Electric Power Train

  •
  power pack drives crankshaft motor to assist initial acceleration;

  •
  power pack starts internal combustion engine to provide cruising power;

  •
  crankshaft alternator charges the power pack;

  •
  control electronics manage power storage and usage;

  •
  power pack powers electrical system, operating steering, braking, heating, air conditioning, mobile communications, stereo, etc.; and

  •
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

        Allison selected our PowerCache ultracapacitors over conventional and advanced batteries because our ultracapacitors:

  •
  last up to 10 times as long;

  •
  weigh up to 2000 pounds less per vehicle;

  •
  operate reliably at extreme temperatures (-40 degrees C to +75 degrees C);

  •
  recapture more energy from vehicle braking systems;

  •
  deliver up to 10 times the power;

  •
  require lower maintenance; and

  •
  reduce environmental issues associated with disposal.

        To facilitate adoption of ultracapacitors for applications such as bus, truck and auto power trains, uninterruptible power supplies (UPS) and fuel cells, which require integrated packs consisting of multiple ultracapacitor cells, we are collaborating with third parties that possess the systems integration and power and thermal management capabilities to provide fully integrated power packs that satisfy the energy storage and power delivery demands of these larger systems. These include strategic development and supply agreements with Solectria Corporation in May 2001, and with ISE Research-ThunderVolt, Inc. in February 2002.

        Our small cell ultracapacitors have been designed into, or are being considered for, consumer electronics such as toys and digital cameras, industrial electronics such as actuators, remote transmitting devices, fuel cells and bar code scanners, and transportation electronics such as safety features for automobiles. Several of the end products into which our ultracapacitors have been designed are now in fuel cells production.

Radiation-Shielded Microelectronic Products

        We also design, manufacture and market radiation-shielded microelectronics, including integrated circuits, power modules and single board computers, primarily for the satellite and spacecraft market. We engineer customized microelectronics together with highly adaptable proprietary packaging and shielding techniques to allow OEMs to use powerful, low cost, commercial off-the-shelf components, protected with the required level of radiation shielding for the orbit or environment in which they are to be used.

        We supply microelectronics to multiple satellite and space vehicle manufacturers, including Lockheed Martin Corporation, The Boeing Corporation, Raytheon Company, the National Aeronautics and Space Administration (NASA) and its Jet Propulsion Laboratory, and Technologica, a key supplier to the European Space Agency. We also are pursuing opportunities for the replacement of original microelectronics in military battlefield vehicles, aircraft and ships, which represents a large potential market for our radiation-shielded microelectronics.

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

        As part of our restructuring in 2000, we expanded I-Bus/Phoenix's engineering and product development capabilities. We also acquired Gateworks Corporation, a CPU engineering and board design company. As a result of adding these board design capabilities and increasing our investment in engineering and product development, we have introduced several new products in 2001, and are introducing several more in 2002. Incorporating our competencies in the latest system architecture, including cPCI, our computing systems offer additional flexibility and reliability to end users. For example, to promote high availability, these new systems are designed to allow key components to be "hot-swapped," meaning that they can be replaced without shutting down the system.

        We view power reliability as an enabling technology for high availability computing. Accordingly, we have computing products in development and scheduled for introduction in 2002 that will incorporate power protection features built into the computer chassis itself to provide up to 10 seconds of ride-through power with certain designs and up to 10 minutes of backup power with other designs. Such embedded power solutions will incorporate our PowerCache ultracapacitors, either alone or in combination with hot-swappable batteries. In 2001, we introduced UPS products designed to fit into computer server racks to facilitate integration of power reliability features to support high availability computing systems for our OEM customers. We also are developing redundant DC to AC power inverters to bring additional power reliability features to integrated applied computing system solutions. Our extensive design and integration experience and resources shorten time-to-market for OEMs and allow them to outsource these functions entirely to us so that they can concentrate on the differentiating value-added capabilities they bring to the overall system application.

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

        The following table describes new power and computing products scheduled for introduction in 2002.

New Products/Key Features	Market Applications
cPCI systems — hot-swappable and/or redundant cluster systems

ISA/PCI systems
• Windows/Pentium base
• Solaris/Sparc base
• Redundant power input module for cPCI
• Switch fabric and point-to-point connectivities	Telecommunications Central office Application service providers Voice over Internet protocols Internet service providers Computer telephony Broadcast
Embedded UPS and power entry modules • Embedded in the server chassis • Hot-swappable battery backup • Dual DC hot-swap • Dual AC hot-swap	Embedded computers High availability servers Ride-through to system quiescence Ride-through/bridge to alternate power source Cross feed dual redundancy

DC UPS with Solid State Energy Storage

• Space saving efficient single conversion UPS
• 30 second to 2 minute ride through with PowerCache Ultra-capacitors
• High availability and reliability
• Rapid recharge for multiple disturbance compatibility	High availability servers Bridge to generator applications Computer Telephony Network Infrastructure
Data Center PDU • Space saving standard data rack foot print • Data center form factor and features • NOC (Network Operating Center) remote monitoring	Server farms Network Infrastructure data centers
High frequency power conditioner • AC to AC operation • Transient surge suppression • Rack-mountable • Electrical frequency conversion • AC voltage regulation	Industrial equipment Broadcast industry equipment Medical equipment Semiconductor fabrication

        We supply applied computing systems or power systems to many leading OEMs, including Motorola, Inc., Compagnie Finciere Alcatel, Deutsche Telekom AG, Rockwell International Corporation, the GE Medical Systems division of the General Electric Company, Toshiba Corporation and Siemens AG.

Manufacturing

        We manufacture our electronic components products principally at facilities located in San Diego, California. Our power and computing systems are produced at facilities in San Diego, California, Tangmere and Uckfield, England, Sophia, France and Munich, Germany.

        During the year ended December 31, 2000, we restructured our operations, divesting certain non-core businesses and consolidating our core businesses into the commercial business units described above. We also invested more than $11 million in 2000 and $6 million in 2001, to build and outfit state-of-the-art production facilities, including information technology infrastructure, and implemented new manufacturing and business processes and systems to increase our production capacity and improve efficiency and product quality. We believe that Maxwell now has ample production capacity to meet current demand for our products and any near term increase in demand.

        We consolidated our ultracapacitor and microelectronics manufacturing operations into a new 46,000 square foot facility in San Diego in September 2000. Our power and computing systems manufacturing operations moved into an expanded and refurbished 84,000 square foot facility in San Diego in October 2000. A new 20,000 square foot production and warehousing facility in Tangmere, England, has been completed and will be a distribution center for products and materials for the I-Bus/Phoenix operations in France and Germany.

        All of our new production facilities have been designed with flexible overhead power grids and modular manufacturing cells and equipment that allow factory operations to be reconfigured rapidly at minimal expense. We believe that our manufacturing facilities and resources give us sufficient capacity to meet near term demand for all of our products.

Ultracapacitors

        We have installed automated production machinery to make our small cell ultracapacitors. This automated production line gives us production capacity of approximately 50,000 small cells per day. We have also increased the production capacity for our large cell ultracapacitors from approximately 100 cells per day in early 2000, to more than 400 cells per day currently, with improved yield. We have redesigned our large cells to incorporate lower cost materials and facilitate high-speed automated manufacturing. In addition to significantly reducing material cost, the new design reduces the number of components required to make a finished cell and reduces the number of manufacturing process steps to a fraction of those required for the previous design. Our objective with all of our ultracapacitor products is to be the most reliable supplier of these products for customer applications that require high power density in small packages for energy storage and power delivery.

Radiation-Shielded Microelectronics

        We have reengineered our production processes for radiation-shielded microelectronics, resulting in dramatic improvement in cycle time to produce and test microelectronics and a significant increase in yield of components that comply with customer-required quality and performance standards. We believe we now have top tier manufacturing capabilities for highly reliable, radiation-shielded power and computing microelectronics for the space and military electronics replacement markets.

Power and Computing Systems

        We assemble applied computing products at our San Diego, California, Tangmere, England, Sophia, France, and Munich, Germany facilities. We manufacture sheet metal enclosures for the systems we sell in Europe and some that we sell in the U.S. at our Uckfield, England facility. We rely on third party suppliers for fabrication and assembly of printed circuit boards and major subassemblies. We assemble and test power quality products at our San Diego production facility. We manufacture harnesses and transformers for power quality products and contract with third party suppliers for sheet metal and printed circuit boards.

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

        Our principal marketing strategy is to cultivate long-term customer relationships by becoming a preferred supplier with an opportunity to compete for multiple supply agreements and follow-on contracts with our key OEM customers. As these design-in sales tend to be technical and engineering-intensive, we organize customer specific teams composed of sales, engineering, research and development and other technical personnel to work closely with our customers across multiple disciplines to satisfy their requirements for form, fit, function, environment and mechanics. As time-to-market often is the primary consideration in our customers' decisions to outsource components or systems and in their selection of a vendor, the initial sale and design-in process frequently evolves into ongoing account management to ensure on time delivery and responsive technical support and problem solving.

        Our business units conduct marketing programs intended to position and promote their products, including trade shows, seminars, advertising, public relations, distribution of product literature and websites on the Internet. We employ marketing communications specialists to develop and implement our marketing programs, design and develop marketing materials, negotiate advertising media purchases, write and place product news releases and manage our marketing websites.

Competition

        Each of our business operations has competitors, many of whom have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers. In some of the target markets for our emerging technologies, we face competition from products utilizing alternative technologies.

Ultracapacitors

        Although a number of companies are developing capacitor technology, we have two principal competitors in ultracapacitor or supercapacitor products: Panasonic, a division of Matsushita Electric Industries, Ltd.; and Montena Corporation, a privately held company. The key competitive factors are price, performance (energy stored and power delivered per unit volume), form factor, operational lifetime and breadth of product offerings. Our PowerCache ultracapacitors have two to four times greater power density and longer operational life than competing, commercially available ultracapacitors and supercapacitors. We believe that we also compete favorably with respect to the other competitive factors identified above. Ultracapacitors also compete with other technologies, including high power batteries, in power quality and automobile load-leveling applications, with flywheels in power quality and automotive applications (including as a power source for electric vehicles) and with superconducting magnetic energy storage in power quality.

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

Power and Computing Systems

        The applied computing market is highly fragmented, with no dominant entrants. Our principal competitors include RadiSys Corporation, SBS Technologies, Inc., Diversified Technology, Inc., American Advantech Corp., Teknor Applicom, a Kontron company, and Trenton Technology, Inc., among others. Motorola Inc. and the Force Computer division of Solectron Corporation have entered the cPCI market, and represent strong competition in the applied computing market based on cPCI architecture. Competitive factors in this market include price, custom design expertise, functionality, fault tolerance and time-to-market. We believe we compete favorably with respect to each of these factors.

        The markets for our power quality products also are highly fragmented, with no single dominant participant. In the medical and industrial markets in which our product offerings are concentrated, we compete with several participants, including Liebert Corporation, OnLine Power, Inc., Teal Electronics Corporation and Controlled Power Corporation. We believe we compete favorably in these markets on price, quality and functionality.

Research and Development

        We maintain active research and development programs to improve existing products and to develop new products. For the year ended December 31, 2001, research and development expenditures totaled approximately $11.5 million, as compared to $8.7 million and, $6.8 million in the fiscal years ended December 31, 2000 and July 31, 1999, respectively.

        In general, our product development focuses on:

  •
  enhancing existing products and developing technologically advanced products;

  •
  developing new products to meet identified market opportunities; and

  •
  making our products more reliable, more compact and less expensive to manufacture to meet the performance, form factor and pricing demands of our customers.

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

        We have redesigned our large cell ultracapacitors to double power density and dramatically reduce cost. The new design consists of proprietary technology in a low cost, high capacity package. The new large cell design also incorporates a form factor and assembly process suited for high-speed automated manufacturing. Our goal is to penetrate cost sensitive applications at very high volumes (millions of cells per year beginning in 2004).

        I-Bus/Phoenix's research, development and engineering efforts are focused on joint projects with OEM customers, resulting in customer computing and power system level products tailored to OEM requirements. We invest our resources in the research and development of technology building blocks such as:

  •
  CPU board design and applied computing modules and platforms;

  •
  power conditioning, storage and distribution platforms;

  •
  Design processes and tools; and

  •
  high availability, application-ready systems integration capabilities, including software operating systems.

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

        We have well established patent portfolios covering the various technologies associated with our electronic components businesses, consisting of issued patents and patent applications in the United States. We also routinely secure corresponding foreign patents in principal countries of Europe, Asia and in Canada. Our power and computing systems business involves designs based largely on industry standard architecture and patents have not been an important competitive factor. This is changing, however, as the designs to meet high availability requirements become more complex and proprietary. We have several patent applications on file in this area and are pursuing others.

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

Backlog

        Our backlog for continuing operations as of December 31, 2001 and 2000 amounted to approximately $14.6 million, and $36 million, respectively. Backlog consists of firm orders for products not yet delivered. We expect to deliver substantially all of our current backlog within 12 months.

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

Foreign Sales

        Our revenue from customers outside of the United States was $21.8 million and $25.8 million in the years ended December 31, 2001 and 2000, respectively, and $10.7 million, and $24.0 million, in the five months ended December 31, 1999 and in the fiscal year ended July 31, 1999 respectively. Of the total foreign sales in the years ended December 31, 2001, December 31, 2000, the five months ended December 31, 1999 and the fiscal year ended July 31, 1999, $10.4 million, $12.4 million, $5.6 million, and $12.2 million, respectively, were attributable to sales to customers located in the United Kingdom.

Employees

        At December 31, 2001, our continuing operations had 483 full-time employees, including 154 employees within the Electronic Components Group, 290 within I-Bus/Phoenix and 39 at the corporate level. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

Discontinued Operations—PurePulse Technologies

Overview—PureBright Pathogen Inactivation

        At the beginning of 2001, the Board of Directors approved a resolution to adopt management's plan, which was established in late 2000, to dispose of all or substantially all of our interest in our PurePulse subsidiary. As a result we are exploring strategic alternatives for our PurePulse subsidiary, which we expect will result in the sale of all or a majority interest in the business or a spinoff in 2002. PurePulse has been classified as a discontinued operation for financial reporting purposes.

        PurePulse develops, manufactures and commercializes PureBright sterilization and purification systems to purify water and inactivate viruses and other pathogens that contaminate products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components, and biopharmaceuticals, and in the production of vaccines. PureBright systems employ pulsed power technology to produce broad spectrum pulsed light (BSPL) 90,000 times more intense than sunlight at sea level to inactivate viruses and other pathogens while preserving the efficacy of beneficial proteins and other therapeutic compounds.

        Base material passes through a BSPL chamber and receives one or more flashes to inactivate all viruses and other microbial contaminants in the material. Each BSPL flash, lasting a fraction of a second, inactivates pathogens in base materials without generating heat or other undesirable residual effects in the sterilization process. PurePulse also has developed PureBright systems that are used commercially to sterilize medical products and packaging.

PureBright System vs. Current Pathogen Inactivation Processes

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

        By contrast, extensive pre-clinical testing of our PureBright systems by multiple strategic partners in the blood fractionation, vaccine and biopharmaceutical industries has shown BSPL treatments of only a few seconds' duration to be effective in inactivating viruses by breaking down the nucleic acids required for reproduction. And, because therapeutic protein base materials are made up of amino acids that are not damaged by BSPL at levels required for virus inactivation, recovery of PureBright treated protein base materials is in the range of 95-100 percent. PureBright is of interest for vaccine production because BSPL treatments break down genetic material required for viral reproduction and leave intact viral protein structures that are used as antigenic material. We believe that this may allow development of more potent vaccines, reduce the risk of adverse reactions and eliminate the need for harsh chemical additives.

PurePulse Focus and Market Size

        Most of PurePulse's focus has been in six key segments; water purification, representing a $830 million market opportunity based on a $4.3 billion wholesale market for purification equipment and customer support services; plasma derivative products, blood components (i.e. platelets and plasma), biopharmaceuticals and vaccine manufacturing, representing a combined virus and pathogen inactivation opportunity of over $1.0 billion based on a $22.4 billion medical products and services market; and medical device sterilization, representing a $150 million opportunity based on equipment and services. Our strategy has been to position PureBright as a "platform technology" that can be applied to these distinct, but technologically complementary, market segments.

Strategic Collaborations

        Since the beginning of 2000, PurePulse has entered into collaboration agreements with market leaders who control approximately 25 to 30 percent market share in the plasma derivative, biopharmaceutical and vaccine markets to participate in the development of inflow PureBright systems for incorporation and evaluation in their pharmaceutical product manufacturing lines for multiple products per collaborator. These development programs require us to deliver advanced design PureBright systems for testing and evaluation, and for each collaborator to begin clinical and regulatory work in 2002 or in 2003.

        We also have developed BSPL-based prototype water purification systems that inactivate microbial contaminants in water, including cryptosporidium, which is not affected by many other water treatment processes. Our prototype water purification systems vary in capacity from one gallon of water per minute to 250 gallons per minute. Such systems may be installed on a countertop or under the sink for the homeowner market or at the point of entry into a food service, grocery or manufacturing facility. PureBright also can be used to purify bottled water after it has been packaged and sealed with a compatible translucent packaging material. We have decided to pursue the water purification market by aligning ourselves with marketing partners. In December 2001, we entered into an agreement with Culligan International Company, a division of USFilter, a Vivendi Water Company, to collaboratively develop pulsed light water purification systems for the consumer and commercial markets. PurePulse initially will receive license fees based in part on certain development milestones, and ultimately will receive royalties based on product sales.

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

        Historically, we have relied in part upon government contracts to fund our research and development, and we have derived a significant portion of our revenues from the government sector. In March 2001, we closed the sale of our defense contracting business. Subsequent to the sale of that business, we generate revenue solely from developing, manufacturing and marketing commercial products. If we are unable to develop or market commercial products successfully, we may not achieve or maintain profitability in the future.

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

  •
  maintain an engineering and marketing staff sufficiently skilled to identify and design new products;

  •
  overcome technical, financial and other risks involved in introducing new products and technologies;

  •
  identify and develop a market for our new products and technologies and accurately anticipate demand;

  •
  develop appropriate commercial sales and distribution channels;

  •
  develop and manufacture new products at competitive prices;

  •
  increase our manufacturing capacity and improve manufacturing efficiency;

  •
  respond to technological changes by improving our existing products and technologies;

  •
  demonstrate that our products have technological and/or economic advantages over the products of our competitors; and

  •
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

  •
  increase the quantity of the new products we manufacture, especially those products that contain new technologies;

  •
  reduce our manufacturing costs to a level needed to produce adequate profit margins; and

  •
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

        We have designed one of our PowerCache ultracapacitor products primarily for use in automotive and transportation applications. Currently, most of the major automotive companies are pursuing large initiatives to develop alternative power sources for cars and trucks and to replace the traditional 12-volt electrical system with a 42-volt system. We believe our ultracapacitor provides an innovative, alternative power solution for both of these applications and are currently in discussions with several major automotive companies and their suppliers with regard to designing our ultracapacitor into their future products. However, there are many competing technologies such as nickel metal hydride batteries, combustion engines using alternative fuels and competing ultracapacitors. In particular, we are currently working with the Allison Transmission division of General Motors Corporation in the early stages of incorporating our ultracapacitors into its first generation of hybrid drive trains. GM is under no obligation to ultimately use our ultracapacitors in their products or purchase any minimum quantity of our ultracapacitors. We believe that the long-term success of our ultracapacitors will be determined by our ability to outperform the competing technologies and to have our ultracapacitors widely designed into the next generation of the power drive trains in hybrid powered cars and trucks and the first generation of 42-volt electrical systems. If our ultracapacitors fail to achieve widespread commercial acceptance in this next generation of automotive products, our revenues will be adversely impacted in future periods and our overall business prospects will be significantly impaired.

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

  •
  the amounts invested in developing and marketing our products in any period as compared to the volume of sales of those products in the same period;

  •
  fluctuations in demand for our products by OEMs;

  •
  the prices at which we sell our products and services as compared to the prices of our competitors;

  •
  the timing of our product introductions as compared to those of our competitors;

  •
  the profit margins on our mix of product sales; and

  •
  the dilution, debt, expenses, and/or charges we incur as part of acquisitions we may make.

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

Continued poor economic conditions in the United States and abroad may adversely affect our OEM customers and prevent us from achieving sales and profit growth.

        Many of our new products are components designed for new products and systems to be introduced to the marketplace by our OEM customers. In addition, a significant portion of our existing products and newly designed products in our applied computing business is directed at the telecommunications market. The poor economic conditions in 2001, particularly in the telecommunications industry, have slowed the introduction of new products generally by our OEM customers and continued poor economic conditions may adversely affect our ability to market and sell our new products based on new technologies and our existing applied computing products.

Our ability to increase market share and sales depends on our ability to hire and train marketing and sales personnel successfully.

        We have limited experience marketing and selling our products. To sell our products, we need to train marketing and sales personnel to demonstrate effectively the advantages of our products over the products offered by our competitors. The highly technical nature of the products we offer requires that we retain and attract adequate marketing and sales personnel, and we may have difficulty doing that in a highly competitive employment market. Also, as part of our sales and marketing strategy, we enter into arrangements with distributors and sales representatives and depend upon their efforts to sell our products. Our arrangements with outside distributors and sales representatives may not be successful.

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in each of the industry segments in which we do business.

        Our success depends on establishing and maintaining our intellectual property rights. If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in each of the industry segments in which we do business. Although we try to protect our intellectual property rights through patents, trademarks, copyrights, trade secrets and other measures, these steps may not prevent misappropriation by third parties. We have taken steps to protect our intellectual property rights under the laws of certain foreign countries, but our efforts may not be effective to the extent that foreign laws are not as protective as United States laws. In addition, we face the possibility that third parties might "reverse engineer" our products in order to determine their method of operation and introduce competing products.

        As our business has expanded, we have emphasized protecting our technologies and products through patents. Our success depends on maintaining our patents, adding to them where appropriate, and developing products and applications without infringing on the patent and proprietary rights of others. The following risks are involved in protecting our patents:

  •
  our patents may be circumvented or challenged and held unenforceable or invalid;

  •
  our pending or future patent applications, if any, may not be issued in a timely manner and may not provide the protections we seek; and

  •
  others may claim rights in the patented and other proprietary technology that we own or license.

        If our patents are invalidated or if it is determined that we, or the licensor of the patent, does not hold sole rights to the patent, we could lose our competitive advantage in each of the industry segments in which we do business.

        Competing research and patent activity in our product areas is substantial. Conflicting patent and other proprietary rights claims may result in disputes or litigation. Although we do not believe that our products or proprietary rights infringe third party rights, infringement claims could be asserted against us in the future. Also, we may not be able to stop a third party product from infringing our proprietary rights without litigation. If we are subject to such claims, or if we are forced to bring such claims, we could endure time-consuming, costly litigation resulting in product shipment delays and possible damage payments or injunctions which could prevent us from making, using or selling the infringing product. We may also be required to enter into royalty or licensing agreements as part of a judgment or settlement which could have a negative impact on the amount of revenue derived from our products or proprietary rights.

We face risks associated with the marketing, distribution and sale of our products internationally, and if we are unable to manage these risks effectively, it could impair our ability to grow our business abroad.

        We derive a significant portion of our revenues from sales to customers located outside the United States. We expect our international sales to continue to represent a significant and increasing portion of our future revenues. As a result, our business will continue to be subject to certain risks, such as foreign government regulations, export controls, changes in tax laws, tax treaties, tariffs and freight rates. If we are unable to manage these risks effectively, it could impair our ability to grow our business abroad.

        We have only recently established or acquired operations in foreign countries. Since we are relatively inexperienced in managing our international operations, we may be unable to focus on the operation and expansion of our worldwide business and to manage cultural, language and legal differences inherent in international operations. In addition, to the extent we are unable to respond to political, economic and other conditions in these countries effectively, our business, results of operations and financial condition could be materially adversely affected. Moreover, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could increase our tax rates.

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

  •
  to meet anticipated volume production requirements for several of our product lines, in particular our ultracapacitors, which require high-speed automated production lines to achieve targeted customer volume and price requirements;

  •
  to expand our manufacturing capabilities and establish viable production alternatives;

  •
  to fund our continuing expansion into commercial markets;

  •
  to achieve our long-term strategic objectives;

  •
  to maintain and enhance our competitive position; and

  •
  to acquire new or complementary businesses, product lines and technologies.

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

Item 2. Properties

        We conduct our operations in the following major facilities:

Location	Approximate Square Feet	Uses	Leased/Owned
Maxwell Electronic Components Group, Inc. San Diego, California	45,500	Manufacturing; R&D; sales and administration	Leased
I-Bus/Phoenix, Inc.(1) San Diego, California	84,500	Manufacturing and assembly and test; R&D; sales and administration	Owned
Tangmere, Hampshire, England	20,000	Manufacturing and assembly and test; R&D; sales and administration	Leased
Uckfield East Sussex, England	11,000	Manufacturing	Leased
Munich, Germany	10,000	Assembly and test; sales and administration	Leased
Sophia, France	3,100	Assembly and test; sales and administration	Leased
PurePulse Technologies, Inc. San Diego, California	20,000	Administration; R&D	Leased

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 4.1 Executive Officers of the Registrant

        The executive officers of the Company are set forth below. The Company's officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Carlton J. Eibl	41	President, Chief Executive Officer and Director. Mr. Eibl was appointed a director in July 1998 and named chief executive officer and president in November 1999. From February 1999 until he formally joined us on December 1, 1999, Mr. Eibl served as president and chief operating officer of Stratagene Corporation, a privately-held biotechnology company. Mr. Eibl previously held various executive positions with Mycogen Corporation, a publicly-held diversified agribusiness and biotechnology company. Mr. Eibl joined Mycogen in 1993 as executive vice president and general counsel. In 1995, he was appointed president and chief operating officer of Mycogen and in 1997 he became chief executive officer. The Dow Chemical Company acquired Mycogen at the end of 1998.
Richard D. Balanson	52
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
James Baumker	51
		Vice President, Chief Financial Officer. Mr. Baumker was appointed a Vice President in July 2001. From May of 2000 — July 2001, he was Vice President of Finance and Administration at our I-Bus/Phoenix subsidiary. From August 1999 until May 2000, Mr. Baumker was Vice President and Chief financial Officer at Akkadix Corp., a privately held biotechnology company. From February 1999 until August 1999, he served as Chief Financial Officer of Stratagene Corporation, a privately-held biotechnology company. Mr. Baumker previously held various executive positions with Mycogen Corporation, a publicly-held diversified agribusiness and biotechnology company. Mr. Baumker joined Mycogen in 1987 as corporate controller. In 1995, he was appointed Vice President and Chief Financial Officer of Mycogen.
Donald M. Roberts	53
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
John D. Werderman	55
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

		High	Low
Year Ended December 31, 2000
	First Quarter	$17.750	$10.000
	Second Quarter	17.000	10.563
	Third Quarter	19.938	12.500
	Fourth Quarter	18.031	13.313
Year Ended December 31, 2001
	First Quarter	$22.563	$14.000
	Second Quarter	22.300	14.300
	Third Quarter	22.500	5.810
	Fourth Quarter	11.700	6.800

        The last reported sale price of common stock on the Nasdaq National market on March 15, 2002, was $9.51 per share. As of January 31, 2002, there were 436 holders of record of the Company's Common Stock.

        We currently anticipate that any earnings will be retained for the development and expansion of our business and, therefore, we do not anticipate paying dividends on our Common Stock in the foreseeable future. In addition, under our bank credit agreement, neither we nor any of our subsidiaries may, directly or indirectly, pay any cash dividends to our stockholders.

Item 6. Selected Financial Data

	Years Ended July 31,				Years Ended December 31,
				Ended December 31, 1999
	1997	1998	1999		1999*	2000	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Continuing Operations:
Sales	$63,736	$78,014	$102,878	$36,863	$103,611	$102,347	$77,856
Income (loss) from continuing operations	7,881	1,423	3,939	(5,815)	46	(16,291)	(8,221)
Discontinued operations, net of tax	(1,374)	(3,130)	7,129	(7,276)	(299)	(26)	(4,696)
Net income (loss)	$6,507	$(1,707)	$11,068	$(13,091)	$(253)	$(16,317)	$(12,917)

Basic net income (loss) per share:
Income (loss) from continuing operations	$1.16	$0.17	$0.42	$(0.61)	$—	$(1.66)	$(0.82)
Income (loss) from discontinued operations	(0.20)	(0.37)	0.76	(0.76)	(0.03)	—	(0.47)

	$0.96	$(0.20)	$1.18	$(1.37)	$(0.03)	$(1.66)	$(1.29)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$1.06	$0.16	$0.40	$(0.61)	$—	$(1.66)	$(0.82)
Income (loss) from discontinued operations	(0.19)	(0.35)	0.72	(0.76)	(0.03)	(0.01)	(0.47)

	$0.87	$(0.19)	$1.12	$(1.37)	$(0.03)	$(1.67)	$(1.29)

	July 31,			December 31,
	1997	1998	1999	1999*	2000	2001
Consolidated Balance Sheet Data:
Total assets	$47,315	$100,200	$113,486	$98,151	$122,109	$85,704
Cash, cash equivalents and short-term investments	1,326	20,934	7,948	2,885	2,686	25,559
Short-term debt	—	—	—	—	22,754	—
Long-term debt, including current portion	1,762	2,462	3,688	474	—	6,000
Stockholders' equity at year-end	32,617	80,153	97,168	84,416	69,754	59,731
Shares outstanding at year-end	6,969	9,210	9,557	9,564	9,877	10,168
*
unaudited

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

        In December 1999, we adopted a plan to restructure our operations. The goal of the restructuring plan was to create a focused, product-driven, high-growth company. Since then, we have hired more than 50 key managers with extensive commercial experience in engineering, manufacturing, material procurement, supply chain management, information technology, financial controls and sales and marketing and we have invested over $18 million to build and outfit state-of-the-art production facilities and implement new manufacturing and business processes and systems, including information technology infrastructure and an ERP system.

        In addition to rebuilding the industrial capabilities and infrastructure of Maxwell, we increased in 2000 and 2001 the investment in research and development to change and expand dramatically the Company's products toward proprietary higher-margin power and computing products. We began introducing the new products at the end of 2001 and currently are focused on our marketing and sales initiatives around the new products. (see the "Business" description under Item 1 for a discussion of our new products.)

        As part of the restructuring plan, during calendar year 2000, we sold our businesses involving high voltage wound film capacitors, high voltage power supplies and time card and job cost accounting software. We also decided to sell our defense contracting business and to seek strategic alternatives for the PurePulse business. The defense contracting business was sold in March 2001 and the Company plans to sell or spin-off its PurePulse business during 2002. These entities have been reflected as discontinued operations in the financial statements.

        Our continuing operations are comprised of two business segments, electronic components and I-Bus/Phoenix power and computing systems. We generate substantially all of our revenue from continuing operations from the sale of commercial products.

        In 1999, we changed our fiscal year to a calendar year effective January 1, 2000. We previously reported results on a fiscal year of August 1 through July 31.

Business Segments

        Our continuing operations are comprised of the following two business segments.

Electronic Components Group

        As part of the restructuring plan, we organized the Electronic Components Group by combining numerous business units and product lines including our PowerCache ultracapacitors, EMI filtered feedthroughs, ceramic capacitors and our radiation-shielded microelectronics. In October 2000, we integrated the PowerCache ultracapacitor operations and the radiation-shielded microelectronics operations into one new manufacturing site in San Diego which has been designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices. Our EMI filtered feedthroughs and ceramic capacitors business (Sierra KD or Sierra), which was located in Carson City, Nevada, was sold in June 2001.

        The Electronic Components Group currently includes the following power delivery and other high reliability devices product lines:

  •
  ultracapacitors for electrical energy storage and delivery of peak power for a variety of applications

  •
  radiation-shielded microelectronics, including integrated circuits, power modules and single board computers for space and military markets

  •
  testing equipment for accelerated life testing of RF components used in environments requiring extremely high reliability

I-Bus/Phoenix Power and Computing Systems

        As part of our restructuring plan, we integrated our I-Bus, Inc. and Phoenix Power Systems, Inc. subsidiaries. The I-Bus/Phoenix organization has operations in the U.S. and Europe. I-Bus/Phoenix is focused on providing high availability custom computing systems and power quality products. As part of the restructuring plan, we combined the San Diego operations of these two businesses into a single facility in October 2000. The new facility has been designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices. In December 2001, our operations in Great Britain were moved to a new facility and we have initiated plans to consolidate standard product assembly for Europe in this facility.

        Our current I-Bus/Phoenix product offerings include applied computing systems, power distribution systems and power conditioning units. We sell our products mainly to OEMs serving the telecommunications and Internet infrastructure, industrial automation, broadcasting and medical imaging markets.

PurePulse

        We have classified the PurePulse business segment as a discontinued operation for financial reporting purposes. PurePulse designs and develops systems that generate extremely intense, broad-spectrum, pulsed light to inactivate viruses and other pathogens that contaminate products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals, and in the production of vaccines. PurePulse also is developing systems to purify water.

        In December 2000, management identified its Government Systems and PurePulse operations as not being part of the Company's strategic focus for the future. We adopted a plan, which was subsequently approved by the Board of Directors in January of 2001, to be completed by the end of 2001 to sell the Government Systems Division and to either sell all or a majority of PurePulse.

        We first sold the Government Systems division in two transactions in March and April of 2001 and then turned our attention to selling PurePulse. The timing of this effort coincided with the economy going into recession, a dramatic downturn of the public and private equity markets, and the further negative impact on the economy and the financial markets of terrorist attacks of September 11, 2001.

        As a result of the poor market conditions of 2001, we were unable to secure a transaction under acceptable terms. However, in 2001, PurePulse improved its business prospects by developing an in-flow system utilizing its broad spectrum pulsed light technology, developing additional positive clinical data supporting the safety and efficacy of its technology, securing numerous customer relationships and entering into a strategic alliance with Culligan International Corporation to develop and commercialize systems to purify drinking water. Based on the progress in its business plus the improvements in the economy and financial markets, the Company is currently pursuing financing with strategic partners and private individuals which we believe will provide adequate financing that will allow Maxwell

Technologies to spinoff its share ownership in PurePulse to the Maxwell shareholders. We are currently pursuing all steps necessary to spinoff the share ownership in PurePulse to the Maxwell investors as soon as practical and before the end of 2002. We also continue to explore the possible sale of Maxwell's share ownership in PurePulse.

Critical Accounting Policies

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires the Company to make estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity and, as such, management assumptions and conclusions in these areas may significantly impact the results of operations of the Company.

Revenue Recognition

        For the current year, substantially all of our revenue is derived from the sale of manufactured products directly to customers. Revenue is recognized at the time the product is shipped. In general, we do not offer discounts and there is no right of return. However in prior years certain continuing and discontinued segments recorded revenue from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized as costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in additional revenues or additional losses in excess of estimated provisions.

Accounts Receivable

        We establish and maintain customer credit limits based on credit checks, analyses of credit-worthiness and payment history. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected bad debts based on past collection history and specific risks identified in the portfolio.

Excess and obsolete inventory

        We value inventories at lower of cost or market. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with current and committed inventory levels. We have recorded significant changes in reserves in recent periods due to changes in market conditions. It is possible that changes in reserves may be required due to changing market conditions, or that judgments as to ultimate realization may be incorrect.

Impairment of Goodwill

        In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we periodically complete independent appraisals of the business segments and compare the fair value to the carrying value. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

Valuation allowance for deferred tax assets

        A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income within the next two years in order to realize the benefit of the deferred tax assets. In 2001, the Company determined that it was appropriate to record a valuation allowance against its deferred tax assets based on its recent history of losses. The deferred tax assets are still available for the Company to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to the Company's effective tax rate.

Discontinued operations, estimated costs associated with sale of business

        In determining the net gain on the sale of businesses included in discontinued operations, we made judgments as to our liability associated with lease obligations. In making these judgments, we assessed commercial real estate markets in several locations and made estimates as to how and when we will be able to either sub-lease, terminate or buy out lease obligations. Changes in these markets may impact our estimates.

Results of Operations

        Comparison and Discussion of Results of Operations for the Three Months Ended September 30, 2001 and the Three Months Ended December 31, 2001.

	Three Months Ended
	Sept. 30	Dec. 31
	(dollars in thousands)
Electronic Components Group:
Sales	$3,945	$6,754
Gross profit	(934)	1,440
Gross profit as a percentage of sales	N/A	21%
I-BusPhoenix Power and computing systems:
Sales	$11,072	$8,629
Gross profit	1,545	780
Gross profit as a percentage of sales	14%	9%
Consolidated
Sales	$15,017	$15,383
Gross profit	611	2,220
Gross profit as a percentage of sales	4%	14%
Operating expenses:
Selling, general and administrative	$5,218	$5,207
SG&A as a percentage of consolidated sales	35%	34%
Research and development	$2,946	$2,648
R&D as a percentage of consolidated sales	20%	17%
Operating loss	$(7,553)	$(5,635)

Sales and Gross Profit

        Sales for the fourth quarter were $15.4 million, reflecting a $0.4 million, or 3%, increase from the third quarter and gross profit as a percentage of sales increased from 4% to 14%.

        Sales in the fourth quarter in the Electronic Components Group segment increased by $2.8 million, or 71%, due mainly to shipments of components to certain customers involved in making satellites. Gross profit and gross profit as a percentage of sales increased because of the higher revenue and improved mix. The Electronic Components Group has relatively low variable costs so that revenue increases generate significant incremental margin.

        Sales in the fourth quarter in the I-Bus/Phoenix power and computing systems segment decreased by $2.4 million, or 22%, due to $1.5 million lower sales of power products used in making medical imaging equipment and lower computing systems sales mainly in Europe. Gross profit and gross profit as a percentage of sales also decreased because of lower sales.

Operating Expenses

        Operating expenses decreased in the fourth quarter by $0.3 million, or 4%, to $7.9 million from $8.2 million in the third quarter due mainly to lower research and development expenses.

Operating Loss

        As a result of the factors mentioned above, the operating loss was $5.6 million for the fourth quarter as compared to an operating loss of $7.6 million for the third quarter.

        Comparison and Discussion of Results of Operations for the Fiscal Year Ended July 31, 1999, the Five Months Ended December 31, 1999, and the Years Ended December 31, 1999, 2000 and 2001

			Years Ended December 31,
	Year Ended July 31, 1999	Five Months Ended December 31, 1999
			1999*	2000	2001
	(dollars in thousands)
Electronic Components Group:
Sales	$37,783	$9,143	$29,336	$39,139	$29,620
Gross profit	12,415	543	6,238	11,146	4,558
Gross profit as a percentage of sales	33%	6%	21%	28%	15%
I-BusPhoenix Power and computing systems:
Sales	$65,095	$27,720	$74,275	$63,208	$48,236
Gross profit	20,419	7,998	22,848	11,729	6,682
Gross profit as a percentage of sales	31%	29%	31%	19%	14%
Consolidated
Sales	$102,878	$36,863	$103,611	$102,347	$77,856
Gross profit	32,834	8,541	29,086	22,875	11,240
Gross profit as a percentage of sales	32%	23%	28%	22%	14%
Operating expenses:
Selling, general and administrative	$26,070	$12,204	$27,501	$26,260	$23,661
SG&A as a percentage of consolidated sales	25%	33%	27%	26%	30%
Research and development	$6,779	$2,618	$6,363	$8,713	$11,519
R&D as a percentage of consolidated sales	7%	7%	6%	9%	15%
Restructuring and other charges	$2,620	$2,801	$5,267	$9,220	$—
Restructuring and other as a percentage of consolidated sales	3%	8%	5%	9%	N/A
Operating loss	$(2,635)	$(9,082)	$(10,045)	$(21,318)	$(23,940)
*
unaudited

Sales and Gross Profit

        Electronic Components Group.    For the year ended December 31, 2001, sales in the electronic components segment decreased $9.5 million, or 24%, to $29.6 million from $39.1 million for the year ended December 31, 2000. $4.6 million of the decrease was due to the sale of Sierra, which was completed in June of 2001. Sales decreased $3.6 million and $2.4 million in the microelectronics and ultracapacitor product lines, respectively, due to early year slowness in the commercial satellite market and delays in adopting the PowerCache products in automotive and consumer electronics markets.

        In the year ended December 31, 2001, gross profit decreased by $6.6 million, or 59%, to $4.6 million from $11.1 million, for the year ended December 31, 2001. As a percentage of sales, gross profit decreased to 15% in the current year from 28% in the prior year. The sale of Sierra accounted for $1.3 million of the decrease. The balance of the decrease resulted from lower microelectronics and ultracapacitor sales and start-up costs associated with making proto-type RF component testing products.

        For the year ended December 31, 2000, sales in the electronic components segment increased $9.8 million, or 33%, to $39.1 million from $29.3 million for the year ended December 31, 1999. Sales increased in all product lines during 2000, including a $6.9 million increase in sales in our microelectronics product lines to customers in the commercial satellite market. Sales in our PowerCache ultracapacitor product lines also increased in 2000, despite a $1.0 million decrease in revenue received from technology license agreements, due primarily to shipments made during the fourth quarter to the Allison Transmission division of General Motors Corporation.

        In the year ended December 31, 2000, gross profit increased by $4.9 million, or 79%, to $11.1 million from $6.2 million in the year ended December 31, 1999. As a percentage of sales, gross profit improved to 29% in 2000 from 21% in the prior year. The increase in gross profit is the result of increased sales volume and an improved cost structure, primarily in our microelectronics and PowerCache product lines, offset by a reduction in gross margins associated with revenue from licenses and other collaborative agreements and by costs incurred in connection with training personnel in improved manufacturing processes and certain write-offs of inventories related to discontinued product lines or deemed to be excess or obsolete. The increase in gross profit as a percentage of sales also reflects the increased sales volume and the impact of the process and cost improvements in this business segment.

        I-Bus/Phoenix Power and Computing Systems.    For the year ended December 31, 2001, I-Bus/Phoenix sales decreased $15 million, or 24%, to $48.2 million from sales of $63.2 million for the year ended December 31, 2000. The decrease in sales for the year ended December 31, 2001 is primarily attributable to the conclusion of several major OEM supply agreements of computing products, which were not replaced with new or follow-on agreements. These agreements accounted for $12 million of the decrease. In addition, poor market conditions in the telecommunications sector both in US and Europe accounted for another $12 million decrease. Offsetting reduced applied computing sales, sales of non-proprietary build-to-print power quality products, primarily to GE Medical, increased $10 million during the current year.

        In the year ended December 31, 2001, gross profit decreased by $5 million, or 43%, to $6.7 million from $11.7 million in the year ended December 31, 2000. As a percentage of sales, gross profit decreased to 14% in the current year, as compared to 19% in the year ended December 31, 2000. The decrease in gross profit is primarily attributable to the impact of reduced sales volume for this segment in the current year. In addition, this segment has experienced a change in product mix to include a higher proportion of lower-margin, non-proprietary build-to-print power quality products, as compared to higher margin proprietary power quality and applied computing products.

        For the year ended December 31, 2000, I-Bus/Phoenix sales decreased $11.1 million, or 15%, to $63.2 million from sales of $74.3 million for the year ended December 31, 1999. For the year ended December 31, 2000, foreign sales represented 34% of the total sales in this segment compared to 32% for the year ended December 31, 1999. Domestic sales in this segment are made principally to OEM customers and are primarily derived from the shipment of power and computing systems that are "designed-in" to the OEMs' products. The decrease in sales for the year ended December 31, 2000 is primarily attributable to a decline in revenues from an OEM supply agreement for computing products with Siemens ElectroCom L.P. for the United States Postal Service, which concluded in the third quarter of 2000 and was winding down during 2000. This supply agreement contributed sales of $8.6 million in the year ended December 31, 2000, compared to sales of $19.3 million in 1999. Excluding sales from this supply agreement, sales for this segment in 2000 were $54.6 million, or approximately the same as sales of $55.0 million for 1999. Excluding the major supply agreement, sales decreased in the applied computing product lines of this segment in 2000 due primarily to the phase-out of certain marginal older technology product lines without a comparable contribution from new products, which were introduced beginning in the first quarter of 2001. Offsetting reduced applied computing sales, sales within the power quality product lines of this segment increased.

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

Selling, General and Administrative Expenses

        During 2001, we completed the implementation of our ERP system which has allowed us combine the separate Finance, HR and Purchasing groups into Corporate service groups that are now supporting Maxwell's operating divisions. The annual cost savings is estimated at $2 million and will impact 2002. In addition to overhead savings, we believe that these groups will provide better support.

        In the year ended December 31, 2001, our selling, general and administrative expenses decreased $2.6 million, or 10%, to $23.7 million from $26.3 million in the year ended December 31, 2000. As a percentage of total sales, selling, general and administrative expenses increased to 30% in the year ended December 31, 2001 from 26% in the year ended December 31, 2000. The decrease in these expenses was primarily due to the sale of Sierra.

        In the year ended December 31, 2000, our selling, general and administrative expenses decreased $1.2 million, or 5%, to $26.3 million from $27.5 million in the year ended December 31, 1999. As a percentage of total sales, these expenses decreased to 26% in the year ended December 31, 2000, from 27% in the year ended December 31, 1999. The year ended December 31, 1999 included $750,000 of severance cost related to a former CEO.

Research and Development Expenses

        Our research and development expenses reflect internally funded research and development programs. We expect our research and development expenses will continue at levels comparable to 2001 in order to continue development of proprietary technology based power and computing products.

        Research and development expenses were $11.5 million, or 15% of sales, for the year ended December 31, 2001, as compared to $8.7 million, or 9% of sales, for the year ended December 31, 2000. We have increased our level of spending to accelerate new product introductions and we expect to remain at this level in future periods. Although we have selectively added and upgraded certain key engineering positions, most of the increase is attributable to materials, agency fees and other third party costs.

        Research and development expenses were $8.7 million, or 9% of sales, for the year ended December 31, 2000, as compared to $6.4 million, or 6% of sales, for the year ended December 31, 1999. We increased our level of spending in research and development to accelerate new product introductions.

Restructuring and Other Charges

        We recorded restructuring and other related charges of $3.9 million during the first three quarters of the year ended December 31, 2000. These charges included severance costs related to reductions in personnel, costs associated with the closure and combination of certain facilities and the write-off of non-performing operating assets. We completed the facilities and organizational consolidations program in 2000. In the three months ended September 30, 2000, we also recorded a charge of $4.8 million to reduce the carrying value of goodwill related to our 1998 acquisition of Phoenix Power Systems, Inc. to an amount representative of the current appraised value of that asset. Also, in the three months ended September 30, 2000, we recorded a charge of $0.5 million related to in-process technology acquired in connection with our acquisition of Gateworks Corporation in September 2000.

        We also recorded restructuring and other related charges in connection with the restructuring plan in the five months ended December 31, 1999 totaling approximately $2.8 million.

Gain on Sale of Business

        In June 2001, we sold certain of the assets of our EMI filtered feedthroughs and ceramic capacitors business (Sierra) to Wilson Greatbatch for cash of $46.9 million and recorded a gain of $39.1 million.

Interest Expense

        Interest expense decreased to $1.2 million in the year ended December 31, 2001 from $1.4 million in the prior year. The decreased interest expense relates to lower borrowing levels in the second half of the current year as the Company repaid its outstanding obligations under a bank line of credit from the proceeds of the sale of Sierra and the Government Systems division.

        Interest expense increased to $1.4 million in the year ended December 31, 2000 from $0.3 million in the prior year. The increased interest expense relates to higher borrowing levels compared to the prior year. At December 31, 2000, we had $22.8 million outstanding under our bank line-of-credit.

Interest Income and Other, Net

        Interest income and other, net, consisting primarily of interest income, foreign currency transaction gains and losses and gains and losses on dispositions of fixed assets, was $634,000 in the year ended December 31, 2001 and $9,000 in the year ended December 31, 2000. The change was due mainly to cash available for investments.

        In December 2001, we recorded a reserve of $500,000 against an investment in common stock in a private company based on our assessment as to its current fair market value.

Provision (Credit) For Income Taxes

        The 2001 tax provision reflects a reduction in deferred tax assets within continuing operations of $3.6 million and an increase in the valuation allowance of $18.8 million to fully reserve for our deferred tax assets. The Company's 2001 loss from operations results in a cumulative loss position over the last three years. In accordance with generally accepted accounting principles, the realization of the Company's net deferred tax assets has not met the "more likely than not threshold". Accordingly, during the fourth quarter a valuation allowance was recorded to fully reserve cumulative deferred tax assets recorded through December 31, 2001.We have net deferred tax assets of approximately $18.8 million at December 31, 2001, which relate primarily to net operating loss carryforwards and tax credits.

        The credit for income taxes for the year ended December 31, 2000 reflected our expected world-wide tax rate for that year. The effective tax rate was reduced by the fact that no tax credit was provided for the $4.8 million charge recorded to reduce the carrying value of goodwill since that amount will never be deductible for tax purposes.

        For the year ended December 31, 1999, our credit for income taxes included a credit of $4.3 million, representing the reversal of a valuation allowance provided in previous years against certain deferred tax benefits. The deferred income tax credit was partially offset by certain foreign and state income tax expense.

Minority Interest in Net Income (Loss) of Subsidiaries

        Minority interest in net loss of subsidiaries was $710,000 for the year ended December 31, 2001 and $181,000 for the year ended December 31, 2000. The reduction in our net loss resulted from losses incurred by our majority-owned subsidiaries, which is allocated based on ownership percentage to the minority shareholders.

Discontinued Operations

        The loss from discontinued operations was $4.7 million in the year ended December 31, 2001, compared to a loss of $26,000 for the year ended December 31, 2000. Discontinued operations are comprised of our Government Systems Division and PurePulse subsidiary, as well as the businesses divested in 2000. The loss was comprised of:

		Five Months Ended December 31, 1999	Years Ended December 31,
	Year Ended July 31, 1999
			1999*	2000	2001
	(dollars in thousands)
Discontinued operations, net of tax:
Income (loss) from operations	$7,129	$(5,211)	$1,766	$(2,880)	$(5,777)
Gain realized (provision for estimated/realized loss) on disposal	—	(2,065)	(2,065)	2,854	1,081

	$7,129	$(7,276)	$(299)	$(26)	$(4,696)

*
unaudited

        In March 2001, we sold the Government Systems Division for cash and recorded a gain of $1.1 million net of $2.8 million provision mainly related to on going lease obligations. The net lease obligations are $7.4 million and run through April 2006. Income (loss) from operations of these discontinued businesses was ($5.8) million in the year ended December 31, 2001, compared to ($2.9) million for the year ended December 31, 2000. Included in the loss for 2001 is a charge to the tax provision of $2.5 million for recording a valuation allowance.

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

        Income (loss) from operations of the discontinued businesses was $(2.9) million in the year ended December 31, 2000, compared to $1.8 million for the year ended December 31, 1999 and $(5.2) million and $7.1 million for the five months ended December 31, 1999 and the fiscal year ended July 31, 1999, respectively. The income from operations of the discontinued businesses for the year ended December 31, 1999 and the fiscal year ended July 31, 1999 includes a $1.7 million tax credit representing the reversal of an income tax valuation allowance provided in previous years against certain deferred tax assets.

Liquidity and Capital Resources

        Cash used by operating activities in the year ended December 31, 2001 was approximately $17.3 million, as compared to $15.3 million in the year ended December 31, 2000. In the current year, the use of cash was primarily attributable to operating losses. Capital expenditures in the years ended December 31, 2001 and 2000 were $6.2 million and $11.8 million, respectively. In the year ended December 31, 2001, we received $46.9 million and $20.7 million of cash in connection with the sale of Sierra and the Government Systems division, respectively. These funds were used to pay down debt and fund continuing and discontinued operations.

        We believe that funds on hand, together with cash generated from operations, and funds available under our bank credit agreement, will be sufficient to finance our continuing operations, discontinued operations and our capital expenditures for 2002. However, we may require additional finances to fund losses. We may, from time-to-time, consider acquisitions of complementary businesses, products or technologies, which may require additional funding.

        Sources of additional funding for these purposes could include borrowings under the existing bank credit agreement, additional debt or equity financings or sales of businesses. There can be no assurance that we will be able to obtain additional sources of financing on favorable terms, if at all, at such time or times as we may require such capital.

New Bank Credit Agreement

        Our U.S. based operations had borrowings of $6 million outstanding under a bank credit agreement as of December 31, 2001 compared to $22.8 at the end of 2000. In February 2001, we and all of our United States subsidiaries entered into a Loan and Security Agreement with Comerica Bank—California, which was subsequently amended in December 2001. The agreement, as amended, consists of a $6 million term loan secured by a deed of trust as well as certain other collateral and a $5 million revolving credit facility. The term loan bears interest, at our option, at the bank's reference rate plus .5%, or cost of funds plus 2.25%. The principal is amortized monthly over 20 years with the balance due December 31, 2004. We may prepay the term loan or revolving loans at any time, and all amounts borrowed are due on December 31, 2004. At December 31 2001, $6 million was outstanding under the term loan and none was outstanding under the revolving facility. As of the filing date of this Form 10-K, we are in compliance with all required covenants.

Minority Equity Interests in Subsidiaries and Subsidiary Option Programs

        Each of the Electronic Components Group, I-Bus/Phoenix and PurePulse have minority equity investors. These investors are former strategic partners associated with relationships established in the past, former shareholders of companies acquired using our subsidiaries' stock and former and current employees who have exercised stock options in those entities. As of December 31, 2001, minority investors owned, of the outstanding shares, approximately 5.4% of the Electronic Components Group, 6.5% of I-Bus/Phoenix and 15.2% of PurePulse. In addition, each such subsidiary has an employee stock option plan that permits the issuance of incentive and nonqualified stock options to purchase subsidiary common stock.

        In January 2002, we adopted a plan to complete a merger transactions with the Electronic Components Group subsidiary and the I-Bus/Phoenix subsidiary whereby all of the minority shareholdings and options were converted to shares and options of Maxwell Technologies. Upon completion, these mergers would result in the issuance of 0.6 million common shares of Maxwell Technologies and 0.5 million options to purchase common shares of Maxwell Technologies. In February 2002, PacifiCorp Energy Ventures, Inc., the largest minority shareholder in the Electronic Components Group, exchanged its preferred shares of the Electronic Components Group for 0.5 million common shares of Maxwell Technologies pursuant to its right under the original investment agreement.

        At December 31, 2001, the potential percentage ownership interest attributable to exercisable subsidiary options was, on a diluted basis, approximately 4.6% of PurePulse.

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

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statements of financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 will have on its results of operations and financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121's fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 for segments of a business to be disposed of but retains APB Opinion No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 became effective for the Company beginning January 1, 2002. Adoption of SFAS No. 144 as of January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

        We have not entered into or invested in any instruments that are subject to market risk, except as follows:

        We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time and could have a material adverse impact on our financial results. Our primary foreign currency exposure has been related to local currency revenue and operating expenses in Europe. As a result of our international operations, changes in foreign currency exchange rates impact the United States dollar amount of our revenue and expenses. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At December 31, 2001, we had $6 million outstanding related to variable rate U.S dollar denominated term debt. The carrying value of this debt approximates fair value due to the variable rate. Assuming a hypothetical 10% adverse change in the interest rate, annual interest expense if the amount outstanding remained unchanged, would increase by approximately $30,000.

        We invest excess cash in debt instruments of the U.S Government and its agencies, and in high-quality corporate issuers. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. A third party manages approximately $10 million of the short-term investment portfolio under guidelines approved by the Company's Board of Directors. The remaining portfolio is invested in CD's which will mature in the first half of 2002 and money market accounts.

Item 8. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Ernst & Young LLP, Independent Auditors	41
Consolidated Balance Sheets as of December 31, 2000 and December 31, 2001	42
Consolidated Statements of Operations for the Fiscal Year Ended July 31, 1999, the Five Months Ended December 31, 1999 and the Calendar Years Ended December 31, 2000 and 2001	43
Consolidated Statements of Stockholders' Equity for the Fiscal Year Ended July 31, 1999, the Five Months Ended December 31, 1999 and the Calendar Years Ended December 31, 2000 and 2001	44
Consolidated Statements of Cash Flows for the Fiscal Year Ended July 31, 1999, the Five Months Ended December 31, 1999 and the Calendar Years Ended December 31, 2000 and 2001	45
Notes to Consolidated Financial Statements	46

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Maxwell Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended July 31, 1999, for the five months ended December 31, 1999, and for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Technologies, Inc. and subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for year ended July 31, 1999, for the five months ended December 31, 1999, and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      ERNST & YOUNG LLP

San Diego, California
February 8, 2002

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2000	2001
Assets
Current assets:
Cash and cash equivalents	$2,686	$13,673
Short-term investments	—	11,886
Trade and other accounts receivable, net	24,652	13,984
Inventories	24,769	16,605
Prepaid expenses	1,133	1,031
Deferred income taxes	13,031	—
Net assets of discontinued operations	13,963	—

Total current assets	80,234	57,179
Property, plant and equipment, net	22,567	21,741
Goodwill and other non-current assets	19,308	6,784

	$122,109	$85,704

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$21,711	$12,159
Accrued employee compensation	2,825	1,586
Current portion of long-term debt and short-term borrowings	22,754	300
Net liabilities of discontinued operations	—	1,642

Total current liabilities	47,290	15,687
Long-term debt, excluding current portion	—	5,700
Minority interest	5,065	4,586
Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 9,877 and 10,168 shares issued and outstanding at December 31, 2000 and 2001, respectively	988	1,017
Additional paid-in capital	81,204	84,283
Notes receivable from executives for stock purchases	(900)	(897)
Deferred compensation	(15)	—
Accumulated deficit	(10,942)	(23,859)
Accumulated other comprehensive loss	(581)	(813)

Total stockholders' equity	69,754	59,731

	$122,109	$85,704

        See accompanying notes.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

			Years Ended December 31,
		Five Months Ended December 31, 1999
	Year Ended July 31, 1999
			2000	2001
Continuing Operations:
Sales	$102,878	$36,863	$102,347	$77,856
Cost of sales	70,044	28,322	79,472	66,616

Gross profit	32,834	8,541	22,875	11,240
Operating expenses:
Selling, general and administrative	26,070	12,204	26,260	23,661
Research and development	6,779	2,618	8,713	11,519
Restructuring charges	200	988	2,287	—
Other charges	2,420	1,813	6,933	—

Total operating expenses	35,469	17,623	44,193	35,180

Operating loss	(2,635)	(9,082)	(21,318)	(23,940)
Gain on sale of business	—	—	—	39,142
Interest expense	(404)	(112)	(1,430)	(1,232)
Interest income and other, net	565	(29)	9	634
Write-down of investment	—	—	—	(500)

Income (loss) from continuing operations before income taxes and minority interest	(2,474)	(9,223)	(22,739)	14,104
Provision (credit) for income taxes	(6,417)	(3,408)	(6,267)	23,035
Minority interest in net income (loss) of subsidiaries	4	—	(181)	(710)

Income (loss) from continuing operations	3,939	(5,815)	(16,291)	(8,221)
Discontinued operations, net of tax:
Income (loss) from operations	7,129	(5,211)	(2,880)	(5,777)
Gain (provision for estimated loss) on disposal	—	(2,065)	2,854	1,081

	7,129	(7,276)	(26)	(4,696)

Net income (loss)	$11,068	$(13,091)	$(16,317)	$(12,917)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.42	$(0.61)	$(1.66)	$(0.82)
Income (loss) from discontinued operations	0.76	(0.76)	—	(0.47)

	$1.18	$(1.37)	$(1.66)	$(1.29)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.40	$(0.61)	$(1.66)	$(0.82)
Income (loss) from discontinued operations	0.72	(0.76)	(0.01)	(0.47)

	$1.12	$(1.37)	$(1.67)	$(1.29)

Shares used in computing:
Basic net income (loss) per share	9,414	9,562	9,801	10,040

Diluted net income (loss) per share	9,801	9,562	9,801	10,040

        See accompanying notes.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Year Ended July 31, 1999,
Five Months Ended December 31, 1999, Years Ended December 31, 2000 and 2001

(in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Deferred Compensation and Notes Receivable from Executives for Stock Purchases	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at July 31, 1998	$920	$72,245	$(413)	$7,401	$—	$80,153
Issuance of 296,451 shares under stock purchase and option plans, including related income tax benefit of $4,623	30	7,498	—	—	—	7,528
Repurchase of 62,316 shares for cash under repurchase program	(6)	(1,679)	—	(41)	—	(1,726)
Issuance of 113,514 shares in connection with acquisition	12	18	—	184	—	214
Amortization of deferred compensation	—	—	209	—	—	209
Dividends paid to shareholder of acquired company prior to acquisition	—	—	—	(146)	—	(146)
Comprehensive income (loss):
Net income	—	—	—	11,068	—	11,068
Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(132)	(132)

Total comprehensive income	—	—	—	11,068	(132)	10,936

Balance at July 31, 1999	956	78,082	(204)	18,466	(132)	97,168
Issuance of 6,680 shares under stock option plans, including related income tax benefit of $220	1	296	—	—	—	297
Amortization of deferred compensation	—	—	87	—	—	87
Comprehensive loss:
Net loss	—	—	—	(13,091)	—	(13,091)
Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(45)	(45)

Total comprehensive loss	—	—	—	(13,091)	(45)	(13,136)

Balance at December 31, 1999	957	78,378	(117)	5,375	(177)	84,416
Issuance of 267,084 shares under stock purchase and option plans, including related income tax benefit of $219	27	2,330	(900)	—	—	1,457
Issuance of 45,506 shares in connection with acquisition	4	496	—	—	—	500
Amortization of deferred compensation	—	—	102	—	—	102
Comprehensive loss:
Net loss	—	—	—	(16,317)	—	(16,317)
Other comprehensive loss — foreign currency translation adjustments	—	—	—	—	(404)	(404)

Total comprehensive loss	—	—	—	(16,317)	(404)	(16,721)

Balance at December 31, 2000	988	81,204	(915)	(10,942)	(581)	69,754
Issuance of 291,853 shares under stock purchase and option plans	29	3,079	—	—	—	3,108
Interest on notes issued for stock	—	—	(97)	—	—	(97)
Payment on notes issued for purchase of stock	—	—	100	—	—	100
Amortization of deferred compensation	—	—	15	—	—	15
Comprehensive loss:
Net loss	—	—	—	(12,917)	—	(12,917)
Unrealized gain on securities	—	—	—	—	79	79
Foreign currency translation adjustments	—	—	—	—	(311)	(311)

Total comprehensive loss	—	—	—	(12,917)	(232)	(13,149)

Balance at December 31, 2001	$1,017	$84,283	$(897)	$(23,859)	$(813)	$59,731

        See accompanying notes.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

			Years Ended December 31,
		Five Months Ended December 31, 1999
	Year Ended July 31, 1999
			2000	2001
Operating activities:
Income (loss) from continuing operations	$3,939	$(5,815)	$(16,291)	$(8,221)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization:	3,161	1,534	3,678	5,295
Non-cash restructuring, acquisition and other charges	1,405	2,381	6,997	—
Provision for losses on accounts receivable	291	223	194	534
Loss (gain) on sales of businesses and property and equipment	76	52	(3)	(39,119)
Deferred income taxes	(2,674)	(4,268)	(9,312)	24,640
Minority interest in net income (loss) of subsidiaries	4	—	(181)	(710)
Amortization of deferred compensation	209	87	102	15
Changes in operating assets and liabilities:
Trade and other accounts receivable	(7,435)	7,079	(9,229)	8,039
Inventories	(2,640)	(3,277)	(2,904)	2,441
Prepaid expenses and other	(4,117)	(242)	2,586	(268)
Accounts payable and accrued liabilities	(2,892)	(1,149)	9,631	(7,848)
Accrued employee compensation	(242)	42	(573)	(2,118)
Income taxes payable and refundable, net	(2,468)	(104)	—	—

Net cash used in operating activities	(13,383)	(3,457)	(15,305)	(17,320)
Investing activities:
Proceeds from sale of businesses	—	—	6,000	67,731
Purchases of businesses, net of cash acquired	—	—	(5,524)	235
Purchases of property and equipment	(5,484)	(1,599)	(11,790)	(6,232)
Proceeds from sale of property and equipment	43	3,244	119	—
Proceeds from sale of short-term investments	—	—	—	14,114
Purchases of short-term investments	—	—	—	(25,921)
Proceeds from collection of notes receivable	—	—	—	2,100

Net cash provided by (used in) investing activities	(5,441)	1,645	(11,195)	52,027
Financing activities:
Principal payments on long-term debt and short-term borrowings	(2,531)	(3,214)	(4,976)	(59,857)
Proceeds from long-term debt and short-term borrowings	3,575	—	27,256	43,103
Proceeds from issuance of Company and subsidiary stock	2,946	332	1,678	2,781
Repurchase of Company and subsidiary stock	(1,726)	—	—	—
Dividends paid to shareholders of acquired companies prior to acquisition	(146)	—	—	—

Net cash provided by (used in) financing activities	2,118	(2,882)	23,958	(13,973)
Net cash provided by (used in) discontinued operations	3,852	(324)	2,355	(9,744)
Effect of exchange rate changes on cash and cash equivalents	(132)	(45)	(12)	(3)

Increase (decrease) in cash and cash equivalents	(12,986)	(5,063)	(199)	10,987
Cash and cash equivalents at beginning of period	20,934	7,948	2,885	2,686

Cash and cash equivalents at end of period	$7,948	$2,885	$2,686	$13,673

Cash (paid) received for:
Interest	$379	$86	$(875)	$379
Income taxes	$(633)	$(168)	$(566)	$(633)

        See accompanying notes.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

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

        The Company has focused its business on the following areas:

  •
  Power delivery components;
  •
  High reliability specialized electronic components for space and military applications; and
  •
  High availability, customized applied computing and power systems.

        The Company's strategy is to apply its expertise and proprietary technology in power and computing at both the component and the system level to develop, manufacture and market products with specialized, high value applications.

        The Company's electronic components and I-Bus/Phoenix power and computing systems businesses generate all of the Company's revenues from continuing operations. The Company sold its defense contracting business in March 2001 (Note 13) and its EMI filtered feed throughs and ceramic capacitors business in June 2001 (Note 4) to focus its operations exclusively on product-driven, commercial opportunities in the areas of power and computing. The Company's PurePulse business is focused on opportunities in the application of PureBright® technology to pathogen inactivation in medical and bioprocessing markets and to consumer drinking water applications. The Company committed to pursuing alternatives for PurePulse, which will result in the sale of all or a majority interest in the business or a spin-off to the Company's Shareholders in 2002.

  Basis of Presentation

        The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation. The accompanying consolidated financial statements have been reclassified to present the financial position and results of operations of the continuing businesses of the Company. Businesses which the Company intends to sell or discontinue, and certain businesses sold or discontinued by the Company in the current and prior periods, have been classified as discontinued operations in the accompanying consolidated financial statements (Note 13).

  Cash and Cash Equivalents, Short-Term Investments

        The Company invests its excess cash in debt instruments of the U.S Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered short-term investments.

        The Company's short-term investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders' equity as a separate component of comprehensive income. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company uses the specific identification method on sales of investments.

  Inventories

        Inventories are stated at the lower of cost or market. Inventory cost is determined principally using the average cost (first-in first-out) method.

  Property, Plant and Equipment

        Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method. Depreciation and amortization is provided over the estimated useful lives of the related assets (three to thirty years). Depreciation and amortization of property, plant and equipment amounted to $3.1 million, $1.5 million, $3.1 million and $4.1 million in the fiscal years ended July 31, 1999, the five months ended December 31, 1999 and the years ended December 31, 2000 and 2001, respectively.

  Goodwill

        Goodwill is amortized on a straight-line basis over the estimated useful life of the asset, which range from 5 to 15 years.

  Long-Lived Assets

        The Company periodically evaluates the carrying value of the unamortized balances of its long-lived assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management's projections of the undiscounted future cash flows associated with each class of asset. If management's evaluation indicates that the carrying values of these assets were impaired, such impairment is recognized by a reduction of the applicable asset carrying value to its estimated fair value and expensed through operations.

  Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

  Stock-Based Compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the deemed fair value of the Company's stock over the employee's exercise price.

  Concentration of Credit Risk

        Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company's accounts receivable. The Company's accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs ongoing credit evaluations of its customers and generally requires no collateral.

  Revenue Recognition

        The Company derives substantially all of its revenue from the sale of manufactured products directly to customers. Such revenue is typically recognized upon shipment of the products. In general, the Company does not offer discounts and there is no right of return. The Company does not provide installation services or incur post-sale obligations other than product warranty, which is accrued for at the time of the sale.

        In prior years, certain continuing and discontinued segments recorded revenue from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized as cost were incurred and included provisions for any anticipated losses.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance in accounting principles generally accepted in the United States to revenue recognition in financial statements. The adoption of SAB 101 in the year 2000 did not have a material effect on the Company's financial statements.

  Foreign Currencies

        The Company has foreign subsidiaries, which conduct manufacturing and sales activities in foreign countries, specifically the United Kingdom, France and Germany. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the European markets that the Company serves. The operating results of the Company are exposed to changes in exchange rates between the United States dollar, the Euro and the British pound. The Company does not currently hedge its foreign exchange risk. The assets and liabilities of the Company's foreign subsidiaries are translated from their functional currencies into United States dollars at exchange rates in effect on the balance sheet date, and revenues and expenses are translated at weighted-average rates prevailing during the period.

  Comprehensive Income

        The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss.

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

			Years Ended December 31,
		Five Months Ended December 31, 1999
	Year Ended July 31, 1999
			2000	2001
Basic:
Income (loss) from continuing operations	$3,939	$(5,815)	$(16,291)	$(8,221)
Income (loss) from discontinued operations	7,129	(7,276)	(26)	(4,696)

Net income (loss)	$11,068	$(13,091)	$(16,317)	$(12,917)

Weighted average shares	9,414	9,562	9,801	10,040

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.42	$(.61)	$(1.66)	$(0.82)
Income (loss) from discontinued operations	0.76	(.76)	—	(0.47)

Basic net income (loss) per share	$1.18	$(1.37)	$(1.66)	$(1.29)

Diluted:
Income (loss) from continuing operations	$3,939	$5,815	$(16,291)	$(8,221)
Effect of majority-owned subsidiaries' dilutive securities	—	—	—	—

Income (loss) from continuing operations available to common stockholders, as adjusted	3,939	5,815	(16,291)	(8,221)
Income (loss) from discontinued operations	7,129	(7,276)	(26)	(4,696)
Effect of majority-owned subsidiaries' dilutive securities	(78)	—	(116)	—

Income (loss) from discontinued operations, as adjusted	7,051	(7,276)	(142)	(4,696)

Net income (loss), as adjusted	$10,990	$(13,091)	$(16,433)	$(12,917)

Weighted average shares	9,414	9,562	9,801	10,040
Effect of dilutive stock options and other securities	387	—	—	—

Weighted average shares, as adjusted	9,801	9,562	9,801	10,040

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.40	$(.61)	$(1.66)	$(0.82)
Income (loss) from discontinued operations	0.72	(.76)	(0.01)	(0.47)

Diluted net income (loss) per share	$1.12	$(1.37)	$(1.67)	$(1.29)

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt SFAS 142 on January 1, 2002. In connection with the adoption of SFAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121's fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 for segments of a business to be disposed of but retains APB Opinion No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 became effective for the Company beginning January 1, 2002. Adoption of SFAS No. 144 as of January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are required to provide for product obsolescence as well as other matters.

Note 2—Cash, Cash Equivalents and Short-term Investments

	December 31, 2001
	Gross Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash and Cash Equivalents:
Cash	$5,935	$—	$—	$5,935
Money Market Fund	5,440	—	—	5,440
Commercial Paper	1,998	—	—	1,998
Certificates of Deposit	300	—	—	300

	$13,673	$—	$—	$13,673

Short-term Investments:

U.S. Government and Agencies
Maturing within 1 year	$849	$8	$—	$857
Maturing after 1 year through 5 years	3,592	43	—	3,635
Corporate Debt Securities
Maturing within 1 year	676	6	—	682
Maturing after 1 year through 5 years	1,288	22	—	1,310
Certificates of Deposit	5,402	—	—	5,402

	$11,807	$79	$—	$11,886

Note 3—Business Combinations

        In September 2000, the Company's subsidiary, I-Bus/Phoenix, Inc., acquired Gateworks Corporation ("Gateworks"), which designs and supplies embedded computer boards, in a transaction accounted for as a purchase. On the closing date, I-Bus/Phoenix, Inc. paid $500,000 in cash and issued 855,153 new shares of I-Bus/Phoenix, Inc. common stock to the selling shareholders of Gateworks in exchange for all outstanding shares of Gateworks. The total number of I-Bus/Phoenix, Inc. shares issued to the selling Gateworks shareholders was adjusted by an additional 342,450 newly issued shares of I-Bus/Phoenix, Inc. in the first quarter of 2002 to reflect the final purchase price based upon actual Gateworks and I-Bus/Phoenix, Inc. 2001 revenues. The value of these additional shares was accrued for in December 2001. In connection with this acquisition, I-Bus-Phoenix, Inc. granted certain rights to the selling Gateworks shareholders that permitted such shareholders, in January 2002, to require I-Bus/Phoenix, Inc. to repurchase 193,624 of the I-Bus/Phoenix, Inc. shares issued to the shareholders on the closing date for $1.2 million. For purchase accounting purposes, the closing date payment was valued at approximately $4.4 million and the final payment was valued at $1.4 million of which $(0.1) million was allocated to the net liabilities acquired and $5.9 million was allocated to goodwill, which is being amortized over a period of five years. The remaining $0.5 million related to acquired technologies, which had not achieved technological or commercial feasibility as of the closing date and was charged to operations as of the closing date. The pro forma results of operations of the Company and Gateworks, assuming Gateworks was acquired January 1, 2000, would not be materially different than reported results.

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

Note 4—Sale of Business

        On June 18, 2001 ("Closing Date"), the Company's majority-owned subsidiary, Maxwell Electronic Components Group, Inc. ("ECG") sold substantially all of the assets (except for accounts receivable), liabilities and business operations of its Sierra KD Components Division in Carson City, Nevada ("Sierra") to GB Acquisition Co., Inc., a wholly-owned subsidiary of Wilson Greatbatch Technologies, Inc ("WGT"). Sierra manufactured and commercialized ceramic filter capacitors with wire feedthroughs for implantable medical devices and ceramic capacitors for aerospace and commercial applications. The aggregate purchase price was $46.9 million, which was received in cash at closing. EGC retained the accounts receivable of Sierra as of the Closing Date, which amounted to $2.5 million. The net assets sold had a net book value of $6.4 million as of the Closing Date. The Company recorded a pre-tax gain from the sale of these assets of $39.1 million, net of accrued transaction costs of $1.4 million including certain sale bonuses and amounts paid to cancel certain ECG employee stock options held by employees transferring to WGT.

        The Company used $15.7 million of the aggregate proceeds to repay all amounts outstanding on the Closing Date under its credit facility with Comerica Bank. The remaining proceeds were invested in cash equivalents and short-term investments and will be used to finance the Company's ongoing liquidity requirements.

Note 5—Balance Sheet Details, all amounts in thousands:

        Trade and other accounts receivable, net:

	December 31,
	2000	2001
Amounts billed	$22,382	$14,815
Amounts unbilled under long-term contracts	1,096	—
Note receivable from related party (Note 16)	2,000	—
Allowance for doubtful accounts	(826)	(831)

	$24,652	$13,984

        Inventory:

	December 31,
	2000	2001
Finished goods	$5,413	$5,789
Work-in-process	5,932	878
Raw materials and purchased parts	15,958	16,334
Inventory reserve	(2,534)	(6,396)

	$24,769	$16,605

        Property, plant and equipment:

	December 31,
	2000	2001
Land and land improvements	$2,810	$2,685
Building and building improvements	6,748	5,224
Machinery, furniture and office equipment	21,901	23,736
Leasehold improvements	1,936	2,417

	33,395	34,062
Less accumulated depreciation and amortization	(13,667)	(14,544)

	19,728	19,518
Construction-in-progress	2,839	2,223

	$22,567	$21,741

        Goodwill and other non-current assets:

	December 31,
	2000	2001
Goodwill	$6,977	$7,987
Accumulated amortization	(701)	(1,790)

	6,276	6,197
Equity investments in unconsolidated companies	666	26
Deposits and other	757	561
Long-term deferred income taxes	11,609	—

	$19,308	$6,784

        Accounts payable and accrued liabilities:

	December 31,
	2000	2001
Accounts payable and accrued liabilities	$19,722	$10,130
Accrued restructuring costs	1,127	258
Customer deposits	862	1,771

	$21,711	$12,159

Note 6—Short-term borrowings and debt

        Short-term borrowings:

        The Company has a bank credit agreement (the "Credit Agreement") for revolving borrowings of up to $5 million, through December 2004, bearing interest at the bank's reference rate plus 1%. Borrowings under the Credit Agreement are secured by the Company's assets in the United States, except for real property, and a pledge of two-thirds of the stock of certain foreign subsidiaries. The Credit Agreement requires the Company to comply with certain financial covenants. As of December 31, 2001, the Company was in compliance with all such covenants and had no borrowings outstanding.

        Long-term borrowings consist of the following:

        In December 2001, the Company entered into a term loan (the "Term Loan") secured by deed of trust on real estate property. Under the Term Loan the Company borrowed $6 million bearing interest at Prime plus 0.5% per annum (5.25% at December 31, 2001) until maturity. Principal and interest are payable in monthly installments through December 2004. The mortgage is also subject to the compliance with the same financial covenants as the Credit Agreement.

        Principal maturities of long-term debt as of December 31, 2001 are summarized as follows in thousands:

Fiscal Years
2002	$300
2003	300
2004	5,400

6,000
Less current portion	300

$5,700

Note 7—Stock Activity and Stock Plans

Stock Option Plans

        In December 1995, the Company adopted the 1995 Stock Option Plan under which, as amended, 3,340,000 shares of common stock were reserved for future grant. The Company's 1999 Director Stock Option Plan, under which 75,000 shares were reserved for future grant, was adopted in 1999 and approved by the Company's shareholders in January 2000. The plans provide for granting either Incentive Stock Options or Non-Qualified Stock Options to employees and non-employee members of the Company's board of directors, respectively. In December 1999, the Company granted 294,030 non-qualified options to the Company's new President and Chief Executive Officer, outside of the Company's other option plans. Options are also outstanding under expired stock option plans, which were superceded by the current plans. Options granted under all stock option plans are for the purchase of common stock of the Company at not less than the stock's fair market value at the date of grant. Employee options are generally exercisable in cumulative annual installments of 20 - 30 percent, while options in the Director Option Plan are exercisable in full one year after date of grant. The options have terms of five to ten years. As of December 31, 2001, the Company has 1,080,689 shares available for future grant under its stock option plans.

        The following table summarizes total aggregate stock option activity for the period July 31, 1999 through December 31, 2001:

	Number of Shares	Weighted Average Exercise Price
Balance at July 31, 1999	1,622,555	$20.90
Granted	647,602	$10.42
Exercised	(6,680)	$3.63
Expired or forfeited	(106,580)	$21.41

Balance at December 31, 1999	2,156,897	$17.78
Granted	1,028,092	$12.92
Exercised	(81,105)	$5.74
Expired or forfeited	(427,710)	$21.44

Outstanding at December 31, 2000	2,676,174	$15.70
Granted	124,250	$12.64
Exercised	(243,308)	$9.13
Expired or forfeited	(513,419)	$19.76

Outstanding at December 31, 2001	2,043,697	$15.29

        The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2001:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$.01-$6.5500	10,306	$4.5735	2.7	10,306	$4.5735
$6.5501-$9.8250	521,998	$8.7843	8.1	257,499	$8.8620
$9.8251-$13.1000	290,192	$11.5894	7.9	107,877	$11.5896
$13.1001-$16.3750	567,250	$14.0711	8.2	167,250	$13.7870
$16.3751-$19.6500	53,151	$19.5000	4.2	53,151	$19.5000
$19.6501-$22.9250	221,000	$20.9703	7.0	141,900	$20.9694
$22.9251-$26.2000	327,700	$24.4313	6.5	270,700	$24.5600
$26.2001-$29.4750	26,000	$28.4447	6.1	18,225	$28.7798
$29.4751-$32.7500	26,100	$32.5891	7.1	25,500	$32.6324

	2,043,697			1,052,408

        Each of the Company's subsidiaries has minority equity investors. These investors are former strategic partners, former stockholders of businesses acquired using subsidiary stock and former and current employees who have exercised stock options in those entities. As of December 31, 2001, minority investors owned, of the outstanding shares, approximately 5.4% of Maxwell Electronic Components Group, Inc., 6.5% of I-Bus/Phoenix, Inc. and 15.2% percent of PurePulse Technologies, Inc. In addition, each such subsidiary has an employee stock option plan providing for the issuance of incentive and nonqualified stock options to purchase subsidiary common stock. Only the option programs at I-Bus/Phoenix, Inc. and at PurePulse Technologies, Inc. are active with respect to current grants of options. As of mid-2000, certain employees of I-Bus/Phoenix, Inc. and PurePulse Technologies, Inc. are eligible for option grants in their respective subsidiary plans and are not eligible for grants at the Maxwell level. Certain corporate and Maxwell Electronic Components Group, Inc. employees are eligible for option grants at the Maxwell level, but not in any subsidiaries.

        Options that are "in-the-money" at the subsidiary level have a negative impact on Maxwell's earnings per share. The Company expects to report diluted earnings per share in future periods due to in-the-money subsidiary options. Except to the extent exercised, however, such subsidiary options will not affect Maxwell's consolidated net income as reported in its consolidated statement of operations. Such options, when and if exercised, will dilute Maxwell's actual ownership interest in its subsidiaries, thus reducing Maxwell's share of the net income (loss), potential dividends or distributions and proceeds of any sale or other disposition of such subsidiary. The equity interest upon exercise of stock options in the subsidiaries is accounted for as minority interest. Based on current programs, the potential percentage ownership interest attributable to exercisable subsidiary options as of December 31, 2001 is, on a diluted basis, approximately 2% of Maxwell Electronic Components Group, Inc., 3.3% of I-Bus/Phoenix, Inc. and 4.6% of PurePulse Technologies, Inc.

        The Company has adopted the disclosure only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"). In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted in the fiscal year ended July 31, 2001, the five months ended December 31, 1999 or the years ended December 31, 2000 and 2001, as the stock options have been granted at their current fair market value. If the Company had elected to recognize compensation based on the fair value method prescribed by Statement No. 123, the Company's net income (loss) from continuing operations and diluted income (loss) from continuing operations per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

			Years Ended December 31,
	Year Ended July 31, 1999	Five Months Ended December 31, 1999
			1999	2000	2001
Income (loss) from continuing operations, as reported	$3,939	$(5,815)	$46	$(16,291)	$(8,221)
Pro forma loss from continuing operations	$(1,643)	$(8,290)	$(5,685)	$(24,668)	$(15,131)
Diluted income (loss) from continuing operations per share, as reported	$0.40	$(0.61)	$—	$(1.66)	$(0.82)
Pro forma diluted loss from continuing operations per share	$(0.17)	$(.87)	$(0.58)	$(2.52)	$(1.51)

        The pro forma adjustments shown above are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows:

Years Ended	Risk-Free Interest Rates	Dividend Yields	Volatility Factors	Weighted-Average Expected Terms
July 31, 1999	5.0%	—	66.0%	5 Years
December 31, 1999	5.0%	—	106.0%	5 Years
December 31, 2000	5.0%	—	74.0%	5 Years
December 31, 2001	5.5%	—	80.3%	5 Years

        Based on these assumptions, the estimated weighted average fair value at grant date for Company options granted during the fiscal years ended July 31, 1999, the five months ended December 31, 1999, the years ended December 31, 2000 and 2001 was $12.53, $9.13, $10.01 and $8.59 per option, respectively.

Stock Purchase Plans

        In December 1994, the Company established the 1994 Employee Stock Purchase Plan and a Director Stock Purchase Plan. The employee plan permits substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period. The director plan permits non-employee directors to purchase common stock at 100% of the trading price of the stock on the date a request for purchase is received. In the fiscal year ended July 31, 1999, and in the years ended December 31, 2000 and 2001, aggregate shares of 48,388, 118,666, and 56,975, respectively, were issued under the two plans for aggregate proceeds to the Company of $759,000, $970,000 and $997,000 respectively. No shares were issued under the plans in the five months ended December 31, 1999. At December 31, 2001, 277,050 shares are reserved for future issuance under these plans.

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

Deferred Compensation

        In 1996 and 1997, the Chairman of the Company was granted shares of the Company's common stock subject to certain restrictions. The shares granted vest ratably over a four-year period, and at the grant dates the shares had a fair value of approximately $645,000 and $190,000, respectively. Those values, net of accumulated amortization, are shown as deferred compensation in the accompanying consolidated balance sheets and consolidated statements of stockholders' equity. The deferred compensation, which has been fully recognized as of December 31, 2001, was being amortized to expense over the four-year vesting periods, and such amortization totaled $87,000, $102,000 and $15,000 in the fiscal year ended July 31, 1999, and the years ended December 31, 2000 and 2001, respectively.

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

Note 8—Income Taxes

        The provision (credit) for income taxes based on income (losses) from continuing operations is as follows (in thousands):

			Years Ended December 31,
		Five Months Ended December 31, 1999
	Year Ended July 31, 1999
			2000	2001
Federal:
Current	$—	$—	$—	$569
Deferred	(4,903)	(3,207)	(6,134)	3,877

	(4,903)	(3,207)	(6,134)	4,446
State:
Current	82	399	122	81
Deferred	(1,964)	(920)	(751)	(265)

	(1,882)	(521)	(629)	(184)
Foreign:
Current	394	320	496	(35)
Deferred	(26)	—	—	—

	368	320	496	(35)
	(6,417)	(3,408)	(6,267)	4,227
Valuation allowance	—	—	—	18,808

	$(6,417)	$(3,408)	$(6,267)	$23,035

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company's deferred tax assets and liabilities within continuing operations are as follows (in thousands):

	December 31,
	2000	2001
Deferred tax assets:
Tax loss carryforwards	$20,300	$11,852
Research and development and other tax credit carryforwards	2,900	3,141
Uniform capitalization, contract and inventory-related reserves	1,319	2,815
Environmental and restructuring provisions	408	1,184
Asset write-downs under FASB Statement No. 121	343	344
Accrued vacation	430	420
Allowance for doubtful accounts	301	167
Other	145	184

Total deferred tax assets	26,146	20,107
Deferred tax liabilities:
Book investment basis in excess of tax basis	(1,166)	—
Tax basis depreciation in excess of book depreciation	(340)	(1,299)

Total deferred tax liabilities	(1,506)	(1,299)
Net deferred tax assets before valuation allowance	24,640	18,808
Valuation allowance	—	(18,808)

Net deferred tax assets	$24,640	$—

        The Company cannot carry losses back to prior years. Through the fiscal year ended July 31, 1998, the Company had provided a valuation allowance against the future tax benefits of its net operating loss carryforwards and net deferred income tax assets as realization of such future benefits was deemed to be uncertain. In fiscal year 1999, the Company reversed the valuation allowance and recorded net deferred income tax assets of approximately $8.9 million, of which $4.6 million was recorded as a credit to additional paid-in capital for tax benefits relating to employee stock option and stock purchase plan activity in the current and prior years. Because of cumulative losses from operations from July 31, 1999 through December 31, 2001, the Company established a valuation allowance of $18.8 million as of December 31, 2001. The valuation allowance was established as realizability of the deferred tax assets was no longer assessed by management as being more likely than not.

        Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

        As of December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax of approximately $38.9 million and $6.4 million, respectively. The federal loss carryforward begins to expire in calendar year 2011, while the state loss carryforwards begin to expire in 2002 through 2010. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2001 of $2.7 million and $1.6 million, respectively, which begin to expire in 2004. The net operating loss carryforwards and tax credits disclosed in this paragraph include $5.5 million and $1.0 million, respectively, relating to discontinued operations.

        The valuation allowance includes a future tax benefit of approximately $362,000 related to 2001 stock option deductions, which, if recognized, will be allocated to additional paid-in capital.

        The provision (credit) for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes and minority interest. The primary components of such difference are as follows (in thousands):

			Years Ended December 31,
		Five Months Ended December 31, 1999
	Year Ended July 31, 1999
			2000	2001
Tax at federal statutory rate	$(865)	$(3,228)	$(7,959)	$4,936
State taxes, net of federal benefit	(221)	(374)	(637)	823
Effect of tax rate differential for foreign subsidiary	84	141	125	(463)
Impact of asset basis difference in acquisitions	(793)	—	2,191	419
Utilization of net operating loss carryforwards	(400)	—	—	—
Tax credits	—	—	—	(1,525)
Valuation allowance, including tax benefits of stock activity	(4,280)	—	—	18,808
Other items not reflected in consolidated statement of operations	58	53	13	37

	$(6,417)	$(3,408)	$(6,267)	$23,035

Note 9—Leases

        Rental expense amounted to $2.4 million, $1.0 million, $2.6 million and $1.9 million in the fiscal year ended July 31, 1999, the five months ended December 31, 1999, and the years ended December 31, 2000 and 2001, respectively, and was incurred primarily for facility rental. Future annual minimum rental commitments as of December 31, 2001, are as follows (in thousands):

Fiscal Years
2002	$2,047
2003	1,381
2004	1,342
2005	1,372
2006	1,357
Thereafter	3,003

$10,502

        Certain leases include renewal options for periods ranging from one to ten years and are subject to rental adjustment based on consumer price indices. Substantially all leases provide that the Company pay for property taxes, insurance, and repairs and maintenance. The Company also subleases certain of its leased facilities under non-cancelable subleases through 2003. Future annual amounts due to the Company under such subleases, aggregating $957,000, are as follows: calendar year 2002—$863,000; and 2003—$94,000.

Note 10—Employee Benefit Plans

        Substantially all United States employees are eligible to elect coverage under contributory employee savings plans which provide for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company's matching contributions under these plans totaled $446,000, $269,000, $387,000 and $275,000 in the fiscal year ended July 31, 1999, the five months ended December 31, 1999, and the years ended December 31, 2000 and 2001, respectively.

Note 11—Restructuring Charges

        The Company has undertaken various actions to consolidate its facilities and reduce the cost structure of the Company. As a result, the Company recorded restructuring related charges in the five months ended December 31, 1999 and in the year ended December 31, 2000 of $3.3 million, which included the termination of approximately 75 employees. These cutbacks impacted all segments and classes of employees. Such charges were determined in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). These charges include severance costs related to a reduction in workforce, the closure and combination of certain facilities. The Company, at the end of 2000, finalized the consolidation and integration of its operations and related facilities.

        The following table summarizes the restructuring charges recorded, and the activity related to such charges, in the five months ended December 1999 and the years ended December 31, 2000 and 2001 (in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Moving and Other Costs Related to Consolidation of Facilities	Total Restructuring Charges
Five Months Ended December 31, 1999:
Reserves Established	$831	$127	$30	$988
Utilization of Reserves:
Cash	—	(10)	—	(10)
Non-Cash	—	—	—	—

Balance at December 31, 1999	831	117	30	978
Year Ended December 31, 2000:
Reserves Established	740	907	640	2,287
Utilization of Reserves:
Cash	(951)	(828)	(359)	(2,138)
Non-Cash	—	—	—	—

Balance at December 31, 2000	620	196	311	1,127
Year Ended December 31, 2001:
Reserves Established	—	—	—	—
Utilization of Reserves:
Cash	(395)	(163)	(311)	(869)
Non-Cash	—	—	—	—

Balance at December 31, 2001	$225	$33	$—	$258

Note 12—Other Charges

        The following table summarizes the other charges (in thousands):

			Years Ended December 31,
	Year Ended July 31, 1999	Five Months Ended December 31, 1999
			2000	2001
Other Charges:
Direct acquisition costs of business combinations accounted for as pooling-of-interest	$1,285	$—	$—	$—
Write-off of abandoned operating assets	—	1,813	1,633	—
Write-down of Goodwill	—	—	4,800
Write-off of In-Process Technology	—	—	500	—
Other	1,135	—	—	—

	$2,420	$1,813	$6,933	$—

        In 2000, other charges consisted of the write-off of certain non-performing operating assets, and the write-down of goodwill balances of $4.8 million related to the previous acquisition of Phoenix Power based on a current appraisal of the acquired business. The Company also recorded a charge of $0.5 million related to the write-off of in-process technology acquired in connection with the acquisition of Gateworks (Note 2). The Company abandoned $0.9 million of equipment and leasehold improvements due to the consolidation of its factories and the discontinuance of certain older products. In conjunction with its decision to cancel certain older products, the Company wrote off $0.7 million in inventory, primarily power and computing products.

        In the five months ended December 1999, the Company wrote off $1.8 million of abandoned equipment, most of which was related to the decision to upgrade its ultracapacitor product line by changing certain internal components, which resulted in the write off of equipment associated with the old process.

        In the year ended July 31, 1999, other charges consisted approximately $1.3 million of direct acquisition costs for business combinations accounted for using the pooling-of-interests method (Note 2). The remaining $1.1 million consisted primarily of $0.4 million accrued costs to resolve a certain environmental contingency and $0.4 million in legal settlements which occurred in prior years. All of these amounts have been settled.

Note 13—Discontinued Operations

        In connection with the Company's decision in 2000 to focus the future of the Company on the Electronic components Group and I-Bus/Phoenix, the Company sold its high voltage wound film capacitors and high voltage power supplies business and its time card and job cost accounting software business. In addition, the Company offered for sale its defense contracting business and committed to strategic alternatives for PurePulse, which will result in the sale of all or a majority interest in the business or a spinoff to the Company's Shareholders in 2002. Accordingly, both the defense contracting business and PurePulse, each of which was previously classified as a separate segment, and the high voltage wound film capacitors and high voltage power supplies business and its time card and job cost accounting software business, have been classified as discontinued operations for financial reporting purposes.

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

        In March 2001, the Company sold the assets of its defense contracting business in separate transactions with two buyers, for an aggregate purchase price of approximately $20.7 million. Of the total purchase price, approximately $9.5 million was received in cash in March 2001, an additional $9.8 million was received in cash in April 2001, and the remaining $1.4 million was received in October 2001 following the expiration of holdback periods for certain indemnifications and other contingencies provided for in the sales agreements. The buyers assumed certain liabilities and ongoing contractual obligations of the business and hired most of the employees of the business. The Company retained certain leases and lease obligations expiring in 2006 and certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business. The Company recorded a gain, net of tax, of approximately $3.9 million in the first quarter of 2001, representing the net gain on the disposition of the assets and the net income from the operations of this discontinued business. Based on current and projected vacancies at leased facilities, the Company has revised previously estimated costs and has written off related leasehold improvements. These charges, which totaled $2.8 million, were recorded in September 2001 and are included in the loss from discontinued operations. The net lease obligations are $7.4 million and run through 2006.

        Operating results of the discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations. The provision (credit) for income taxes related to the discontinued operations was $0.6 million and $4.2 million in the fiscal year ended July 31, 1999 and the five months ended December 31, 1999, respectively. For the fiscal year ended July 31, 1999, the provision for income taxes was net of a credit of $1.7 million representing the reversal of a valuation allowance provided in previous years against certain deferred tax assets of the discontinued operations. No provision for income taxes was provided for discontinued operations for the year ended December 31, 2000. For the fiscal years ended December 2001, the provision for income taxes was $4.6 million. The businesses included in discontinued operations had sales aggregating $62.6 million, $76.8 million, $24.7 million, $47.2 million and $11.7 million in the fiscal years ended July 31, 1998 and 1999, the five months ended December 31, 1999, the years ended December 31, 2000 and 2001, respectively. These amounts are not included in net sales in the accompanying consolidated statements of operations.

        Assets and liabilities of the discontinued operations consisted of the following (in thousands):

	December 31,
	2000	2001
Assets:
Cash	$—	$1
Accounts receivable	10,442	179
Inventories	1,083	651
Prepaid expenses and other current assets	189	212
Property and equipment, net	3,484	970
Goodwill and other non-current assets	5,725	93

	20,923	2,106
Liabilities:
Accounts payable and other current liabilities, including provisions for estimated losses upon disposal	6,960	3,748

	$13,963	($1,642)

        Net assets (liabilities) of the discontinued operations have been separately classified in the accompanying consolidated balance sheets as of December 31, 2000 and 2001.

        Results for discontinued operations, by segment, consisted of the following (in thousands):

			Years Ended December 31,
	Year Ended July 31, 1999	Five Months Ended December 31, 1999
			2000	2001
Discontinued operations, net of tax:
Income (loss) from operations:
Government Systems	$5,807	$(2,789)	$(907)	$(473)
PurePulse	1,322	(2,422)	(1,973)	(5,304)

	7,129	(5,211)	(2,880)	(5,777)
Gain (provision for estimated loss) on disposal:
Government Systems	—	(2,065)	2,854	1,081
PurePulse	—	—	—	—

	—	(2,065)	2,854	1,081

	$7,129	$(7,276)	$(26)	$(4,696)

Note 14—Business Segments

        In accordance with the requirements and guidelines of Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, Maxwell's operations have been classified into two business segments as follows:

  •
  Electronic Components

    In 2000, the Company organized the Electronic Components Group by combining numerous business units and product lines and consists primarily of the following power delivery and other high reliability devices product lines:

    •
    ultracapacitors for electrical energy storage and delivery of peak power for a variety of applications

    •
    high reliability specialized electronic components, including integrated circuits, power modules and single board computers for space and military markets and,

    •
    EMI filtered feedthroughs for cardiac pacemakers, defibrillators and other implantable medical devices and high temperature ceramic capacitors and filters used in oil exploration. This product line was sold in June 2001.

  •
  I-Bus/Phoenix Power and Computing Systems

    In 2000, the Company integrated its I-Bus, Inc. and Phoenix Power Systems, Inc. subsidiaries. The new I-Bus/Phoenix operation is focused on providing high availability custom computing systems and power quality products.

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

        Business segment financial data is as follows (in thousands):

			Years Ended December 31,
	Year Ended July 31, 1999	Five Months Ended December 31, 1999
			2000	2001
Sales:
Electronic Components Group	$37,783	$9,143	$39,139	$29,620
I-Bus/Phoenix Power and Computing	65,095	27,720	63,208	48,236

Consolidated total	$102,878	$36,863	$102,347	$77,856

Operating income (loss):
Electronic Components Group	$(2,275)	$(5,138)	$(3,001)	$(9,130)
I-Bus/Phoenix Power and Computing	3,444	128	(3,782)	(10,389)

Total operating income (loss)	1,169	(5,010)	(6,783)	(19,519)
Corporate expenses, including total restructuring, acquisition and other charges	(3,804)	—	(14,535)	(4,921)
Gain on sale of business	—	(4,072)	—	39,142
Interest and other, net	161	(141)	(1,421)	(598)

Income (loss) from continuing operations before income taxes, and minority interest	$(2,474)	$(9,223)	$(22,739)	$14,104

Depreciation and amortization:
Electronic Components Group	$1,409	$688	$1,530	$1,979
I-Bus/Phoenix Power and Computing	1,357	612	1,545	1,975
Corporate	395	234	603	1,341

Consolidated total	$3,161	$1,534	$3,678	$5,295

Capital expenditures:
Electronic Components Group	$3,698	$807	$1,233	$2,021
I-Bus/Phoenix Power and Computing	1,223	587	3,982	799
Corporate	563	205	6,575	3,412

Consolidated total	$5,484	$1,599	$11,790	$6,232

		December 31,
	July 31, 1999
		2000	2001
Identifiable Assets:
Electronic Components Group	$27,834	$35,169	$39,030
I-Bus/Phoenix Power and Computing	33,163	33,199	24,504
Corporate	24,884	39,778	22,170
Net assets of discontinued operations	27,605	13,963	—

Consolidated total	$113,486	$122,109	$85,704

        Intersegment sales are insignificant. Identifiable assets by segment include the assets directly identified with those segments. Corporate assets consist primarily of cash and cash equivalents, deferred tax assets and credits, and the centralized telecommunications, networking and other information technology equipment of the Company.

        International sales amounted to $24.0 million, $10.7 million, $25.8 million and $21.8 million in the fiscal year ended July 31, 1999, in the five months ended December 31, 1999, in the years ended December 31, 2000 and 2001, respectively, and were made principally to customers in the United Kingdom, Europe and the Pacific Rim. Company assets located outside the United States totaled approximately $7.9 million and $10.5 million at December 31, 2001 and 2000, respectively.

        The Company made sales to one major customer of its I-Bus/Phoenix Power and Computing Systems segment which aggregated 13%, 17%, 8% and 39% of total Company sales for the fiscal year ended July 31, 1999, the five months ended December 31, 1999 and the years ended December 31, 2000 and 2001, respectively.

Note 15—Related Party Transactions

        In February 1999, the Company loaned $2.0 million to its Chairman and former Chief Executive Officer under a full recourse promissory note agreement, bearing interest at 5% per year and secured in part by a pledge of Company stock owned by the Chairman. Principal and accumulated interest was paid in full in January 2001.

        In January 2001, the Company borrowed $1.5 million from its Chief Executive Officer under an unsecured promissory note bearing interest at 11.0%. The note and accrued interest was fully repaid in March 2001.

Note 16—Unaudited Quarterly Results of Operations

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 2001. The unaudited financial information reflects all normal recurring adjustments, which are in the opinion of management, necessary for the fair statement of the results of the interim periods (in thousands, except per share amounts).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2000:
Continuing operations:
Sales	$26,149	$27,085	$21,671	$27,442
Cost of sales	18,645	19,446	20,631	20,750

Gross profit	7,504	7,639	1,040	6,692
Total operating expenses	9,654	10,226	16,685	7,628

Operating loss	(2,150)	(2,587)	(15,645)	(936)
Loss from continuing operations	(1,384)	(1,692)	(12,331)	(884)
Discontinued operations, net of tax	(107)	(167)	(644)	892

Net income (loss)	$(1,491)	$(1,859)	$(12,975)	$8

Basic net income (loss) per share:
Loss from continuing operations	$(0.14)	$(0.18)	$(1.25)	$(0.09)
Income (loss) from discontinued operations	(0.04)	(0.14)	(0.07)	0.09

	$(0.18)	$(0.32)	$(1.32)	$—

Diluted net income (loss) per shares:
Loss from continuing operations	$(0.14)	$(0.18)	$(1.25)	$(0.09)
Income (loss) from discontinued operations	(0.04)	(0.14)	(0.07)	0.09

	$(0.18)	$(0.32)	$(1.32)	$—

Year Ended December 31, 2001:
Continuing operations:
Sales	$27,000	$20,456	$15,017	$15,383
Cost of sales	20,851	18,196	14,406	13,163

Gross profit	6,149	2,260	611	2,220
Total operating expenses	9,466	9,695	8,164	7,855

Operating loss	(3,317)	(7,435)	(7,553)	(5,635)

Income (loss) from continuing operations	(2,660)	20,143	(6,946)	(18,758)
Discontinued operations, net of tax	3,234	(515)	(3,498)	(3,917)

Net income (loss)	$574	$19,628	$(10,444)	$(22,675)

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.27)	$2.00	$(0.68)	$(1.84)
Income (loss) from discontinued operations	0.33	(0.05)	(0.35)	(0.39)

	$0.06	$1.95	$(1.03)	$(2.23)

Diluted net income (loss) per shares:
Loss from continuing operations	$(0.27)	$1.84	$(0.68)	$(1.84)
Income (loss) from discontinued operations	0.33	(0.05)	(0.35)	(0.39)

	$0.06	$1.79	$(1.03)	$(2.23)

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

Note 17—Subsequent Events

        In January 2002, the Company adopted a plan to complete a merger transaction with the Electronic components Group and I-Bus/Phoenix, Inc. whereby all of the minority shareholdings and options would be converted to shares and options of Maxwell Technologies. The merger would result in the issuance of 565,000 additional common shares of Maxwell Technologies and 537,000 options to acquire shares of Maxwell Technologies.

        In February 2002, PacifiCorp, the largest minority shareholder in the Electronic Components Group, exchanged its preferred shares of the Electronic Components Group for 518,000 common shares of Maxwell Technologies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Items 10 through 13.

        The information required under Item 10 (Directors and Executive Officers of the Registrant), Item 11, (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be reported in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A as follows and is incorporated herein by reference:

Item Number	Heading in Proxy Statement
10	"ELECTION OF DIRECTORS"
11	"EXECUTIVE COMPENSATION"
12	"SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT"
13	"EXECUTIVE COMPENSATION"

        (See also Item 4.1—"Executive Officers of the Registrant," Part I, supra)

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1)    Financial Statements

    See Item 6, Item 7 and Item 8.

    (a)(2)    Financial Statement Schedules

    The following financial statement schedule of the Company is included in item 14(d):

Schedule II

Valuation and Qualifying Accounts
(in thousands)

	Balance at the Beginning of the Period	Charged to Expense	Charged to other Accounts	Write-offs net of Recoveries	Balance at the End of the Period
Allowance for Doubtful Accounts:
July 31, 1999	$1,513	$291	$—	$(801)	$1,003
December 31, 1999	1,003	223	—	(415)	811
December 31, 2000	811	194	125	(304)	826
December 31, 2001	$826	$534	$138	$(667)	$831

    Accounts all other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (a)(3)    List of Exhibits

3.1	Restated Certificate of Incorporation of the Registrant — Exhibit 3.1 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1987 ("1987 Form 10-K") is incorporated by reference.
3.2
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant increasing the number of authorized shares to 20 million, dated November 22, 1996 — Exhibit 3.2 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1997 ("1997 Form 10-K") is incorporated by reference.
3.3
Certificate of Amendment of Restated Certificate of Incorporation of the Registrant increasing the number of authorized shares to 40 million, dated February 9, 1998 — Exhibit 3.3 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1999 ("1999 Form 10-K") is incorporated by reference.
3.4	Bylaws of the Registrant as amended to date — Exhibit 3.2 to the 1987 Form 10-K is incorporated by reference.
3.5	Revised Article IV of the Bylaws of the Registrant — Exhibit 3.4 to the 1997 Form 10-K is incorporated by reference.
4.1
Rights Agreement dated November 5, 1999 between Registrant and ChaseMellon Shareholders Services, LLC, as Rights Agent — Exhibit 1 to the Registrant's Form 8-A filed November 18, 1999 is hereby incorporated by reference.
10.1	Maxwell Laboratories, Inc. 1995 Stock Option Plan — Exhibit 10.3 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1995 ("1995 Form 10-K") is incorporated by reference.
10.2	Amendment Number One to Maxwell Laboratories, Inc. 1995 Stock Option Plan, dated March 19, 1997 — Exhibit 10.6 to the 1997 Form 10-K is incorporated by reference.
10.3	Amendment Number Two to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated January 28, 1998 — Exhibit 10.6 to the 1998 Form 10-K is incorporated by reference.
10.4	Amendment Number Three to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated January 28, 1999 — Exhibit 10.8 to the 1999 Form 10-K is incorporated by reference.
10.5	Amendment Number Four to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated January 28, 2000 — Exhibit 10.9 to the Registrant's December 31, 1999 Form 10-K is incorporated by reference.
10.6
Amendment Number Five to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated August 14, 2000 — Exhibit 10.6 to the Registrant's Annual Report in Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K") is incorporated by reference.
10.7	Maxwell Laboratories, Inc. Director Stock Option Plan — Exhibit 10.23 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1989 ("1989 Form 10-K") is incorporated by reference.

10.8	Amendment Number One to Maxwell Laboratories, Inc. Director Stock Option Plan, dated February 7, 1997 — Exhibit 10.2 to the 1997 Form 10-K is incorporated by reference.
10.9	Amendment Number Two to Maxwell Laboratories, Inc. Director Stock Option Plan, dated January 28, 1999 — Exhibit 10.3 to the 1999 Form 10-K is incorporated by reference.
10.10	Maxwell Technologies, Inc. 1999 Director Stock Option Plan, dated January 28, 2000 — Exhibit 10.12 to the Registrant's December 31, 1999 Form 10-K is incorporated by reference.
10.11	Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan — Exhibit 10.4 to the 1995 Form 10-K is incorporated by reference.
10.12	Amendment Number One to the Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan, effective as of April 30, 1997 — Exhibit 10.38 to the 1997 Form 10-K is incorporated by reference.
10.13	Maxwell Technologies, Inc. 1999 Management Equity Ownership Program dated January 28, 2000 — Exhibit 10.45 to the Registrant's December 31, 1999 Form 10-K is incorporated by reference.
10.14	Maxwell Laboratories, Inc. 1994 Director Stock Purchase Plan — Exhibit 10.5 to the 1995 Form 10-K is incorporated by reference.
10.15	Maxwell Energy Products, Inc. 1996 Stock Option Plan — Exhibit 10.35 to the 1997 Form 10-K is incorporated by reference.
10.16	Maxwell Electronic Components Group, Inc. 2000 Stock Option Plan — Exhibit 10.16 to the 2000 Form 10-K is incorporated by reference.
10.17	I-Bus, Inc. 1996 Stock Option Plan — Exhibit 10.36 to the 1997 Form 10-K is incorporated by reference.
10.18	I-Bus/Phoenix, Inc. 2000 Stock Option Plan — Exhibit 10.3 to the Registrant's September 30, 2000 Form 10-Q is incorporated by reference.
10.19	PurePulse Technologies, Inc. 1994 Stock Option Plan — Exhibit 10.26 to the 1996 Form 10-K is incorporated by reference.
10.20	PurePulse Technologies, Inc. 2000 Stock Option Plan — Exhibit 10.2 to the September 30, 2000 Form 10-Q is incorporated by reference.
10.22
Maxwell Technologies, Inc. Employment Agreement dated November 9, 1999 between the Registrant and Carlton J. Eibl — Exhibit 10.19 to the Registrant's December 31, 1999 Form 10-K is incorporated by reference.
10.24
Restricted Stock Agreement dated July 25, 1996, between the Registrant and Kenneth F. Potashner — Exhibit 10.17 to the Registrant's Form 10-K Annual Report for the year ended July 31, 1996 is incorporated by reference.
10.25	Amendment Number One to Restricted Stock Agreement, dated June 24, 1997, between the Registrant and Kenneth F. Potashner — Exhibit 10.23 to the 1997 Form 10-K is incorporated by reference.

10.26
Secured Promissory Note dated February 2, 1999 and Stock Pledge Agreement dated February 2, 1999 between Registrant and Kenneth F. Potashner —Exhibit 10.24 to the 1999 Form 10-K is incorporated by reference.
10.27	Stock Pledge Agreement dated February 2, 1999 between Registrant and Kenneth F. Potashner — Exhibit 10.25 to the 1999 Form 10-K is incorporated by reference.
10.28	Subordinated Promissory Note dated January 17, 2001, between Maxwell Technologies, Inc. and Carl Eibl — Exhibit 10.28 to the 2000 Form 10-K is incorporated by reference.
10.30
Stock Purchase Agreement among Maxwell Technologies, Inc., Maxwell Energy Products, Inc., and PacifiCorp Energy Ventures, Inc., dated October 30, 1997 — Exhibit 10 to the Registrant's October 31, 1997 Form 10-Q is incorporated by reference.
10.31
Shareholder Agreement among Maxwell Technologies, Inc., PurePulse Technologies, Inc., Sanyo E&E Corporation and Three Oceans Inc., dated January 28, 1999 — Exhibit 10.44 to the 1999 Form 10-K is incorporated by reference.
10.32
Agreement and Plan of Reorganization among Gateworks Corporation, The Shareholders of Gateworks Corporation, I-Bus/Phoenix, Inc. and Maxwell Technologies, Inc. as of September 13, 2000. — Exhibit 10.1 to the Registrant's September 30, 2000 Form 10-Q is incorporated by reference.
10.33
Loan and Security Agreement dated February 26, 2001, between Maxwell Technologies, Inc., Maxwell Electronic Components Group, Inc., I-Bus/Phoenix, Inc., PurePulse Technologies, Inc., Maxwell Technologies Systems Division, Inc., MML Acquisition Corporation and Comerica Bank — California — Exhibit 10.33 to the 2000 Form 10-K is incorporated by reference.
10.34*
Third Amendment to Loan and Security Agreement dated December 21, 2001, among Maxwell Technologies, Inc., Maxwell Electronic Components Group, Inc., I-Bus/Phoenix, Inc., PurePulse Technologies, Inc., MML Acquisition Corp. and Comerica Bank-California.
10.35*	Term Loan Agreement dated December 21, 2001 between Maxwell Technologies, Inc., and Comerica Bank-California.
10.36	Lease dated March 28, 2000 by and between Balboa Boulevard Building, G.P., as Lessor, and the Registrant, as Lessee — Exhibit 10.34 to the 2000 Form 10-K is incorporated by reference..
10.37	Lease dated November 1, 1996, by and between Ponderosa Pines Partnership, as Lessor, and PurePulse Technologies, Inc., as Lessee — Exhibit 10.25 to the 1997 Form 10-K is incorporated by reference.
21.1 *	List of subsidiaries of the Registrant.
23.1 *	Consent of Ernst & Young LLP, Independent Auditors.

    (b)    Reports On Form 8-K

      None.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2002.

MAXWELL TECHNOLOGIES, INC.

By:
/s/ CARLTON J. EIBL Carlton J. Eibl Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARLTON J. EIBL Carlton J. Eibl	Chief Executive Officer, President and Director	March 29, 2002
/s/ KENNETH F. POTASHNER Kenneth F. Potashner	Chairman of the Board, Director	March 29, 2002
/s/ JAMES A. BAUMKER James A. Baumker	Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ MARK ROSSI Mark Rossi	Director	March 29, 2002
/s/ JEAN LAVIGNE Jean Lavigne	Director	March 29, 2002
/s/ ROBERT GUYETT Robert Guyett	Director	March 29, 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
MAXWELL TECHNOLOGIES, INC. INDEX TO ANNUAL REPORT ON FORM 10-K For the fiscal year ended December 31, 2001
PART I
Ultracapacitor Application Model
Hybrid Internal Combustion/Electric Power Train
RISK FACTORS
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Year Ended July 31, 1999, Five Months Ended December 31, 1999, Years Ended December 31, 2000 and 2001 (in thousands, except share data)
MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
Schedule II
Valuation and Qualifying Accounts (in thousands)
SIGNATURES