Form 10-Q
period 2002-03-31
MAXWELL TECHNOLOGIES INC
filed 2002-05-15
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

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

Registrant’s telephone number, including area code: (858) 279-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No  ☐

As of April 29, 2002, Registrant had only one class of common stock, of which there were 10,753,998 shares outstanding.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2002

     Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Electronic Components Group” refer to our subsidiary, Maxwell Electronic Components Group, Inc.; all references to “I-Bus/Phoenix” refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to “PurePulse” refer to our subsidiary, PurePulse Technologies, Inc.  This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Discussions containing such forward-looking statements may be found in the material set forth under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-Q generally.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2002	2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,148	$13,673
Short-term investments	9,159	11,886
Accounts receivable, net	12,189	13,984
Inventories	16,852	16,605
Prepaid expenses and other current assets	1,260	1,031
Income tax receivable	278	—
Total current assets	51,886	57,179
Property, plant and equipment, net	21,120	21,741
Goodwill and other non-current assets	10,788	6,784
	$83,794	$85,704

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,279	$12,159
Accrued employee compensation	2,022	1,586
Short-term borrowings	300	300
Net liabilities of discontinued operations	3,362	1,642
Total current liabilities	14,963	15,687
Long-term debt	5,650	5,700
Minority interest	3,913	4,586
Stockholders’ equity:
Common stock	1,075	1,017
Additional paid-in capital	89,366	84,283
Notes receivable from executives for stock purchases	(972)	(897)
Accumulated deficit	(29,403)	(23,859)
Accumulated other comprehensive loss	(798)	(813)
	59,268	59,731
	$83,794	$85,704

MAXWELL TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2002	2001

Sales	$14,334	$27,000
Cost of sales	12,077	20,851
Gross profit	2,257	6,149
Operating expenses:
Selling, general and administrative	4,834	6,267
Research and development	2,667	3,199
Total operating expenses	7,501	9,466
Operating loss	(5,244)	(3,317)
Interest expense	(88)	(878)
Interest income and other, net	61	47
Loss before income taxes and minority interest	(5,271)	(4,148)
Credit for income taxes	(291)	(1,440)
Minority interest in net loss of subsidiaries	(241)	(48)
Loss from continuing operations	(4,739)	(2,660)
Discontinued operations, net of taxes	(805)	3,234
Net income (loss)	$(5,544)	$574

Basic net income (loss) per share:
Loss from continuing operations	$(0.45)	$(0.27)
Income (loss) from discontinued operations	(0.08)	0.33
	$(0.53)	$0.06

Diluted net income (loss) per share:
Loss from continuing operations	$(0.45)	$(0.27)
Income (loss) from discontinued operations	(0.08)	0.33
	$(0.53)	$0.06

Shares used in computing:
Basic net income (loss) per share	10,395	9,939

Diluted net income (loss) per share	10,395	9,939

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2002	2001
Operating activities:
Loss from continuing operations	$(4,739)	$(2,660)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,069	1,307
Deferred compensation	—	12
Minority interest in net loss of subsidiaries	(241)	(48)
Changes in operating assets and liabilities, net	(1,127)	(5,079)
Net cash used in operating activities	(5,038)	(6,468)

Investing activities:
Purchases of property and equipment	(468)	(1,769)
Proceeds from sale of short-term investments	7,739	—
Purchases of short-term investments	(5,067)	—
Proceeds from sales of businesses	—	9,537
Proceeds from collection of notes receivable	—	2,000
Net cash provided by investing activities	2,204	9,768

Financing activities:
Proceeds from short-term borrowings	—	27,264
Principal payments on long-term debt and short-term borrowings	(50)	(32,213)
Proceeds from issuance of Company and subsidiary stock	446	810
Net cash provided by (used in) financing activities	396	(4,139)

Net cash provided by discontinued operations	915	1,598

Effect of exchange rate changes on cash and cash equivalents	(2)	(15)
Increase (decrease) in cash and cash equivalents	(1,525)	744
Cash and cash equivalents at beginning of period	13,673	2,686
Cash and cash equivalents at end of period	$12,148	$3,430

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The information contained herein has been prepared by Maxwell in accordance with the rules of the Securities and Exchange Commission.  The information at March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 is unaudited.  The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.  These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.  The results of the operations for the interim periods are not necessarily indicative of results to be expected for any other period or for the year as a whole.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financials and related notes.  Changes in those estimates may affect amounts reported in future periods.

Note 2- General

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

     The Company’s strategy is to apply its expertise and proprietary technology in power and computing at both the component level and the systems level to develop, manufacture and market products with specialized, high value applications where high reliability and high availability are necessary for customer value.

     The Company’s electronic components and I-Bus/Phoenix power and computing systems businesses generate all of the Company’s sales from continuing operations.  The Company sold its defense contracting business in March 2001 and its EMI filtered feed throughs and ceramic capacitors business in June 2001 to focus its operations exclusively on product driven, commercial opportunities in the areas of power and computing.  The Company’s PurePulse business is focused on opportunities in the application of PureBright® technology to pathogen inactivation in medical and bioprocessing markets and to consumer drinking water applications.  The Company committed to pursuing alternatives for PurePulse, which will result in the sale of all or the majority interest in the business or a spin-off to the Company’s shareholders in 2002.

Note 3- Inventories

     Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Finished products	$3,486	$3,289
Work-in-process	1,271	878
Parts and raw materials	16,082	16,334
Inventory Reserve	(3,987)	(3,896)
	$16,852	$16,605

Note 4- Comprehensive Income (Loss)

     The Company reports and displays comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  The components of comprehensive income (loss) for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

	Three Months Ended
	March 31,
	2002	2001

Net income (loss)	$(5,544)	$574
Foreign currency translation adjustments	(15)	(326)
Unrealized loss on securities	(55)	—
Comprehensive income (loss)	$(5,614)	$248

Note 5- Income (Loss) Per Share

     The Company reports basic and diluted income (loss) per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share.  Basic income (loss) per share is calculated using the weighted average number of common shares outstanding.  Diluted income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options of the Company and certain of its subsidiaries, assuming their exercise using the “treasury stock” method, and convertible preferred shares outstanding at certain subsidiaries of the Company, assuming their conversion.

     The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2002	2001
Basic:
Loss from continuing operations	$(4,739)	$(2,660)
Income (loss) from discontinued operations	(805)	3,234
Net income (loss)	$(5,544)	$574

Weighted average shares	10,395	9,939

Basic net income (loss) per share:
Loss from continuing operations	$(0.45)	$(0.27)
Income (loss) from discontinued operations	(0.08)	0.33
Basic net income (loss) per share	$(0.53)	$0.06

Diluted:
Loss from continuing operations	$(4,980)	$(2,660)
Loss allocated to minority interest in majority-owned subsidiaries	(241)	—
Loss from continuing operations available to common shareholders, as adjusted	(4,739)	(2,660)
Income (loss) from discontinued operations	(1,062)	3,234
Effect of dilutive securities of majority-owned subsidiaries	257	—
Income (loss) from discontinued operations, as adjusted	(805)	3,234
Net income (loss), as adjusted	$(5,544)	$574

Weighted average shares	10,395	9,939
Effect of dilutive stock options and other securities	—	—
Weighted average shares, as adjusted	10,395	9,939

Diluted net income (loss) per share:
Loss from continuing operations	$(0.45)	$(0.27)
Income (loss) from discontinued operations	(0.08)	0.33
Diluted net income (loss) per share	$(0.53)	$0.06

Note 6- Business Segments

     Maxwell evaluates the performance of its business segments and allocates resources based on a measure of segment operating loss, excluding restructuring, acquisition and other charges.  Maxwell does not evaluate segment performance on amounts provided for restructuring, acquisition and other charges, or on items of income or expense below operating loss.  Accordingly, such items are not segregated by operating segment.

     The following table sets forth sales and operating loss data for each of the Company’s business segments as defined by the Company under the guidelines of Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (in thousands).

	Three Months Ended
	March 31,
	2002	2001
Sales:
Electronic Components Group	$5,056	$10,710
I-Bus/Phoenix Power and Computing Systems	9,278	16,290
Consolidated total	$14,334	$27,000

Operating loss:
Electronic Components Group	$(1,401)	$(1,463)
I-Bus/Phoenix Power and Computing Systems	(2,909)	(836)
Total segment operating loss	(4,310)	(2,299)
Corporate expenses	(934)	(1,018)

Consolidated total	$(5,244)	$(3,317)

Note 7- Discontinued Operations

     In connection with the Company’s decision in 2000 to focus the future of the Company on the electronic components group and I-Bus/Phoenix, the Company sold its high voltage wound film capacitors and high voltage power supplies business, its time card and job cost accounting software business and its defense contracting business.  In addition, the Company committed to strategic alternatives for PurePulse, which will result in the sale of all or a majority interest in the business or a spin-off to the Company’s shareholders in 2002.  Accordingly, both the defense contracting business and PurePulse, each of which was previously classified as a separate segment, have been classified as discontinued operations for financial purposes.

     Operating results of the Company’s discontinued operations are shown separately, net of tax, in the accompanying condensed consolidated statements of operations.  The businesses included in discontinued operations had sales aggregating $228,000 and $11.4 million for the three months ended March 31, 2002 and 2001, respectively.  These amounts are not included in sales in the accompanying unaudited condensed consolidated statements of operations.

Note 8- Preferred Stock Conversion

     In February 2002, PacifiCorp Energy Ventures, Inc., the largest minority shareholder in the Electronic Components Group, exchanged its preferred shares of the Electronic Components Group for 518,000 common shares of Maxwell Technologies pursuant to its right under the original investment agreement.

Note 9- Change in Accounting

     In June 2001, the Financial Accounting Standards board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and No. 142 (SFAS 142), Goodwill and other Intangible Assets, effective for the fiscal years beginning after December 15, 2001.  Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

     The Company has implemented SFAS 141 and SFAS142 and began applying the new rules on accounting for goodwill and other intangible assets effective January 1, 2002.  The following table presents a reconciliation of net loss and per share data to what would have been reported had the new rules been in effect during the three month period ended March 31, 2001 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2002	2001

Reported net loss from continuing operations	$(5,544)	$(2,660)
Add back goodwill amortization, net of tax	—	210

Adjusted net loss from continuing operations	$(5,544)	$(2,450)

Basic and diluted net loss from continuing operations per share:
Reported net loss from continuing operations	$(0.45)	$(0.27)
Goodwill amortization, net of tax	—	$0.02
Adjusted net loss from continuing operations	$(0.45)	$(0.25)

The Company is in the process of assessing goodwill for impairment and expects to complete the process during the second quarter of 2002.

Note 10- Subsequent Events

     In January 2002, the Company adopted a plan to complete merger transactions with the Electronic Components Group subsidiary and the I-Bus/Phoenix subsidiary whereby all of the minority shareholdings and options would be converted to shares and options of Maxwell Technologies.  On April 15, 2002, these mergers resulted in the issuance of 565,000 common shares of Maxwell Technologies and 520,000 options to purchase common shares of Maxwell Technologies.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We apply industry–leading capabilities in power and computing to develop and commercialize electronic components and power and computing systems for OEM customers in multiple industries, including transportation, telecommunications, consumer and industrial electronics, medical and aerospace.

     In December 1999, we adopted a plan to restructure our operations.  The goal of the restructuring plan was to create a focused, product–driven, high–growth company.  Since then, we have hired key managers with extensive commercial experience in engineering, manufacturing, material procurement, supply chain management, information technology, financial controls and sales and marketing and we have invested over $18 million to build and outfit state–of–the–art production facilities and implement new manufacturing and business processes and systems, including information technology infrastructure and an ERP system.

     In addition to rebuilding the industrial capabilities and infrastructure of Maxwell, we increased in 2000 and 2001 the investment in research and development to change and expand dramatically the Company’s products toward proprietary higher-margin power and computing products.  We began introducing the new products at the end of 2001 and currently are focused on our marketing and sales initiatives around the new products.

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

     Our continuing operations are comprised of two business segments, electronic components and I–Bus/Phoenix power and computing systems.  We generate substantially all of our revenue from continuing operations from the sale of commercial products.

Business Segments

     Our continuing operations are comprised of the following two business segments.

Electronic Components Group

     As part of the restructuring plan, we organized the Electronic Components Group by combining numerous business units and product lines including our PowerCache ultracapacitors, EMI filtered feedthroughs, ceramic capacitors and our radiation–shielded microelectronics.  In October 2000, we integrated the PowerCache ultracapacitor operations and the radiation–shielded microelectronics operations into one new manufacturing site in San Diego which has been designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.  Our EMI filtered feedthroughs and ceramic capacitors business (Sierra KD or Sierra), which was located in Carson City, Nevada, was sold in June 2001.

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

I–Bus/Phoenix Power and Computing Systems

     As part of our restructuring plan, we integrated our I–Bus, Inc. and Phoenix Power Systems, Inc. subsidiaries.  The I–Bus/Phoenix organization has operations in the U.S. and Europe.  I–Bus/Phoenix is focused on providing high availability custom computing systems and power quality products.  As part of the restructuring plan, we combined the San Diego operations of these two businesses into a single facility in October 2000.  The new facility has been designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.  In December 2001, our operations in Great Britain were moved to a new facility and we have initiated plans to consolidate standard product assembly for Europe in this facility.

     Our current I-Bus/Phoenix product offerings include applied computing systems, power distribution systems and power conditioning units.  We sell our products mainly to OEMs serving the telecommunications and Internet infrastructure, industrial automation, broadcasting and medical imaging markets.

PurePulse

     We have classified the PurePulse business segment as a discontinued operation for financial reporting purposes.  PurePulse designs and develops systems that generate extremely intense, broad–spectrum, pulsed light to inactivate viruses and other pathogens that contaminate products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals, and in the production of vaccines.  PurePulse also is developing systems to purify water.

     In December 2000, management identified its Government Systems and PurePulse operations as not being part of the Company’s strategic focus for the future.  We adopted a plan, which was subsequently approved by the Board of Directors in January of 2001, to be completed by the end of 2001 to sell the Government Systems Division and to either sell all or a majority of PurePulse.

     We first sold the Government Systems division in two transactions in March and April of 2001 and then turned our attention to selling PurePulse.  The timing of this effort coincided with the economy going into recession, a dramatic downturn of the public and private equity markets, and the further negative impact on the economy and the financial markets as a result of terrorist attacks of September 11, 2001.

     As a result of the poor market conditions of 2001, we were unable to secure a transaction under acceptable terms.  However, in 2001, PurePulse improved its business prospects by developing an in-flow system utilizing its broad spectrum pulsed light technology, developing additional positive clinical data supporting the safety and efficacy of its technology, securing numerous customer relationships and entering into a strategic alliance with Culligan International Corporation to develop and commercialize systems to purify drinking water.  Based on the progress in its business plus the improvements in the economy and financial markets, the Company is currently pursuing financing with strategic partners and private individuals whom we believe will provide adequate financing that will allow Maxwell Technologies to spin-off its ownership in PurePulse to the Maxwell shareholders before the end of 2002. We also continue to explore the possible sale of Maxwell’s share ownership in PurePulse.

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

Valuation allowance for deferred tax assets

     A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain.  In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income within the next two years in order to realize the benefit of the deferred tax assets.  In 2001, the Company determined that it was appropriate to record a valuation allowance against its deferred tax assets based on its recent history of losses.  The deferred tax assets are still available for the Company to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to the Company’s effective tax rate.

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

Results of Operations

     The following discussion provides a comparison of current results of operations for the three months ended March 31, 2002 to the three months ended March 31, 2001.

     The following table sets forth sales, gross profit and gross profit as a percentage of sales for each of the Company’s business segments.

	Three Months Ended
	March 31,
	2002	2001
	(dollars in thousands)
Electronic Components Group:
Sales	$5,056	$10,710
Gross profit	1,421	2,657
Gross profit as a percentage of sales	28.1%	24.8%

I-BusPhoenix Power and computing systems:
Sales	$9,278	$16,290
Gross profit	836	3,492
Gross profit as a percentage of sales	9.0%	21.4%

Consolidated
Sales	$14,334	$27,000
Gross profit	2,257	6,149
Gross profit as a percentage of sales	15.7%	22.8%

Operating expenses:
Selling, general and administrative	$4,834	$6,267
SG&A as a percentage of consolidated sales	33.7%	23.2%

Research and development	2,667	3,199
R & D as a percentage of consolidated sales	18.6%	11.8%

Operating loss	$(5,244)	$(3,317)

Sales

     Sales for the three months ended March 31, 2002 were $14.3 million, reflecting a $12.7 million, or 46.9%, decrease from sales of $27.0 million for the three months ended March 31, 2001.

     Sales within each of our continuing business segments is as follows:

     Electronic Components Group.  Excluding sales from the Sierra-KD division, which was sold in June 2001, sales for the three months ended March 31, 2002 declined $359,000 from prior year due mainly to a reduction in shipments of components to certain customers involved in making satellites.

     I-Bus/Phoenix Power and Computing Systems.  For the three months ended March 31, 2002, I-Bus/Phoenix sales decreased by $7.0 million, or 43.1% to $9.3 million from sales of $16.3 million for the three months ended March 31, 2001.  The decrease in sales is attributable to $1.9 million lower sales of power products used in making medical imaging equipment and lower computing system sales in the United States and Europe due to poor market conditions in the telecommunications sector.

Gross Profit

     In the three months ended March 31, 2002, our gross profit was $2.3 million, or 15.7% of sales, compared to $6.1 million, or 22.8% of sales, in the three months ended March 31, 2001.  Gross profit and gross profit as a percentage of sales were negatively impacted in the three months ended March 31, 2002 by lower sales and a less profitable sales mix in the current period.

     Gross profit within each of our continuing business segments is as follows:

     Electronic Components Group.  In the three months ended March 31, 2002, gross profit in the Electronic Components segment decreased by $1.3 million, or 46.5%, to $1.4 million from $2.7 million in the three months ended March 31, 2001.  The sale of Sierra accounted for the majority of the decrease.  As a percentage of sales, gross profit increased to 28.1% in the current quarter from 24.8% in the three months ended March 31, 2001.  The increase in gross profit as a percentage of sales is mainly attributable to the increase in gross profit margin in the microelectronics and ultracapacitor product lines.

     I-Bus/Phoenix Power and Computing Systems.  In the three months ended March 31, 2002, gross profit in the
I-Bus/Phoenix Power and Computing Systems segment decreased by $2.7 million, or 76.1%, to $836,000 from $3.5 million in the three months ended March 31, 2001.  As a percentage of sales, gross profit decreased to 9.0% in the current quarter, as compared to 21.4% in the first quarter of the prior year.  The decrease in gross profit is attributable to the impact of reduced sales volume for this segment in the current period, as well as a change in product mix to include a higher proportion of lower-margin power quality products, as compared to higher margin applied computing products.   Gross profit and gross profit as a percentage of sales in the current period are not reflective of the company’s historical results nor are they expected to continue at that level.

Selling, General and Administrative Expenses

     In the three months ended March 31, 2002, our selling, general and administrative expenses decreased $1.5 million, or 22.9%, to $4.8 million from $6.3 million in the three months ended March 31, 2001.  The sale of Sierra accounted for $517,000 of this decrease.  In addition, $299,000 of this decrease is attributable to goodwill amortization in 2001 not recorded in the current year due to the implementation of a new accounting pronouncement, which eliminates the requirement to amortize goodwill.  As a percentage of sales, selling, general and administrative expenses increased to 33.7% from 23.2%.   The increase in selling, general and administrative expenses as a percentage of sales is mainly attributable to lower than expected sales.

Research and Development Expenses

     Our research and development expenses reflect internally funded research and development programs.  Research and development expenses were $2.7 million, or 18.6% of sales, for the three months ended March 31, 2002, as compared to $3.2 million, or 11.9% of sales, in the three months ended March 31, 2001.

Interest Expense

     Interest expense decreased to $88,000 in the three months ended March 31, 2002 from $878,000 in the prior year.  The decreased interest expense relates to lower borrowing levels in the current year as the Company repaid its outstanding obligations under a bank line of credit from the proceeds of the sale of Sierra and Government Systems divisions.

Credit for Income Taxes

     The credit for income taxes for the three months ended March 31, 2002 reflects the recording of federal tax refund for taxes paid in 2001 that are now recoverable due to a change in tax law.

Minority Interest in Net Loss of Subsidiaries

     Minority interest in net loss of subsidiaries was $241,000 for the three months ended March 31, 2002 compared to $48,000 for the three months ended March 31, 2001.  The increase in the current period is due primarily to an increase in net loss.

Loss from Continuing Operations

     As a result of the factors mentioned above, the loss from continuing operations was $4.7 million for the three months ended March 31, 2002, compared to $2.7 million for the three months ended March 31, 2001.

Discontinued Operations

     In March 2001, we sold the assets of our defense contracting business in separate transactions with two buyers, for an aggregate purchase price of approximately $20.7 million. Of the total purchase price, approximately $9.5 million was received in cash in March 2001, an additional $9.8 million was received in cash in April 2001, and the remaining $1.4 million was received in September 2001 following the expiration of holdback periods for certain indemnifications and other contingencies provided for in the sales agreements. The buyers assumed certain liabilities and all ongoing contractual obligations of the business and hired most of the employees of the business. We retained certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business. We recorded a gain, net of tax, of approximately $3.9 million in the three months ended March 31, 2001, representing the net gain on the disposition of the assets and the net income from the operations of this discontinued business.

     Total income (loss) from discontinued operations was ($805,000) in the three months ended March 31, 2002, compared to $3.2 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

     Cash used by operating activities in the three months ended March 31, 2002 was approximately $5.0 million, as compared to $6.5 million in the three months ended March 31, 2001.  In the current year, the use of cash was primarily attributable to operating losses.  Capital expenditures in the three months ended March 31, 2002 and 2001 were $468,000 and $1.8 million, respectively.   In the year ended December 31, 2001, we received $46.9 million and $20.7 million of cash in connection with the sale of Sierra and the Government Systems division, respectively.  These funds were used to pay down debt and fund continuing and discontinued operations.

     If the Company fails to increase revenues and/or reduce cost, it will continue to experience losses and negative cash flows from operations.  Therefore, the Company may need to seek additional financing in the future.  Although, we cannot predict with any certainty as to if or when we might need additional financing, we believe such financing would not be required before the end of this year.  We also may consider acquisitions of complementary businesses, products or technologies, which may require additional financing.  If the Company needs additional financing, there can be no assurance that such financing will be available on acceptable terms or at all.

New Bank Credit Agreement

     Our U.S. based operations had borrowings of $6 million outstanding under a bank credit agreement as of March 31, 2002.  In February 2001, we and all of our United States subsidiaries entered into a Loan and Security Agreement with Comerica Bank — California, which was subsequently amended in December 2001.  The agreement, as amended, consists of a $6 million term loan secured by a deed of trust as well as certain other collateral and a $5 million revolving credit facility.  The term loan bears interest, at our option, at the bank’s reference rate plus .5%, or cost of funds plus 2.25%.  The principal is amortized monthly over 20 years with the balance due December 31, 2004.  We may prepay the term loan or revolving loans at any time, and all amounts borrowed are due on December 31, 2004.  At March 31 2002, $6 million was outstanding under the term loan and none was outstanding under the revolving facility.  As of the filing date of this Form 10-Q, we are in compliance with all required covenants.

Minority Equity Interests in Subsidiaries and Subsidiary Option Programs

     Each of the Electronic Components Group, I–Bus/Phoenix and PurePulse have minority equity investors.  These investors are former strategic partners associated with relationships established in the past, former shareholders of companies acquired using our subsidiaries’ stock and former and current employees who have exercised stock options in those entities.  As of March 31, 2002, minority investors owned, of the outstanding shares, approximately 1.6% of the Electronic Components Group, 7.3% of I–Bus/Phoenix and 18.73% of PurePulse.  In addition, each such subsidiary has an employee stock option plan that permits the issuance of incentive and nonqualified stock options to purchase subsidiary common stock.

     In January 2002, we adopted a plan to complete merger transactions with the Electronic Components Group subsidiary and the I-Bus/Phoenix subsidiary whereby all of the minority shareholdings and options would be converted to shares and options of Maxwell Technologies.  On April 15, 2002, these mergers resulted in the issuance of 565,000 common shares of Maxwell Technologies and 520,000 options to purchase common shares of Maxwell Technologies.  In February 2002, PacifiCorp Energy Ventures, Inc., the largest minority shareholder in the Electronic Components Group, exchanged its preferred shares of the Electronic Components Group for 518,000 common shares of Maxwell Technologies pursuant to its right under the original investment agreement.

     At March 31, 2002, the potential percentage ownership interest attributable to exercisable subsidiary options was, on a diluted basis, approximately 3.6% of PurePulse.

Inflation and Changes in Prices

     Generally, we have been able to increase prices to offset inflation-related cost increases in our commercial businesses.

Forward-Looking Statements

     To the extent that the above discussion goes beyond historical information and indicates results or developments which we plan or expect to achieve, these forward-looking statements are identified by the use of terms such as “expected,” “anticipates,” “believes,” “plans” and the like.  Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected, and such differences could be material.

     Some of the risks and uncertainties that could cause the forward-looking statements to be inaccurate are summarized below:

•	Success in the introduction and marketing of new products into existing and new markets

•	Ability to manufacture existing and new products at competitive prices and adequate gross margins

•	Market success of the products offered by the Company’s OEM customers

•	Ability in growing markets to grow the Company’s market share relative to its competitors

•	Securing of successful strategic relationships in new markets, such as the bioprocessing market, for the Company’s emerging technologies

•	Timely regulatory approvals for the Company’s medical and bioprocessing products

•	Ability to finance the growth of businesses with internal resources or through outside financing at reasonable rates

     We undertake no obligation to revise these forward-looking statements that may be made to reflect future events or circumstances.  You are referred to the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2001 for a more detailed discussion of certain of those factors.

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

     At March 31, 2002, we had $6.0 million outstanding related to variable rate U.S dollar denominated -term debt.  The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments.  Assuming a hypothetical 10% adverse change in the interest rate, annual interest expense on our short-term borrowings, if the amount outstanding remained unchanged, would increase by approximately $30,000.

     We invest excess cash in debt instruments of the U.S Government and its agencies, and in high-quality corporate issuers.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes.  A third party manages approximately $10 million of the short-term investment portfolio under guidelines approved by the Company’s Board of Directors.  The remaining portfolio is invested in CD’s which will mature in the first half of 2002 and money market accounts.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

     None.

Item 2.    Changes in Securities and Use of Proceeds

     None.

Item 3.    Defaults Upon Senior Securities

     None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)          Exhibits

(b)         No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

May 15, 2002	/s/ Carlton J. Eibl
Date	Carlton J. Eibl, President and
Chief Executive Officer

May 15, 2002	/s/ James A. Baumker
Date	James A. Baumker, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)