Form 10-Q/A
period 2002-03-31
MAXWELL TECHNOLOGIES INC
filed 2002-07-31
CIK 319815

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 0-10964

MAXWELL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Identification No.)	95-2390133 (I.R.S. Employer incorporation or organization)

8888 Balboa Avenue, San Diego, CA 92123
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code: (858) 279-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

As of July 29, 2002, Registrant had only one class of common stock, of which there were 13,998,325 shares outstanding.

EXPLANATORY NOTE

This amendment to our quarterly report on form 10-Q for the fiscal quarter ended March 31, 2002 is filed for the purpose of amending and restating Part I (Items 1 and 2).

Our restatement is the result of a determination that a shipment to a European customer, which left the Maxwell factory at the end of March 2002 and arrived in Europe on April 3, should have been recognized in our second fiscal quarter. Although Maxwell's standard terms are "Free On Board Origin", which provide that a sale is completed when the goods leave Maxwell's facilities, the terms to this particular customer were "Delivered Duties Unpaid", which provided that title passed and thus the sale was complete when the goods arrived at the destination.

This error was noted during the review of our second quarter results. A shipment to the same customer occurred at the end of June with delivery at the beginning of July. Upon review of this transaction and the specific terms of sale, it was determined that this transaction would be recorded in the third quarter. As the sales terms to this customer were not in accordance with standard terms, we reviewed prior shipments to this customer. The first shipments occurred during our quarter ended September 30, 2001. Based on this review, we determined that the only shipment requiring a change in the period in which revenue is recorded was the March 2002 shipment that should have been recorded in April 2002.

The dollar value of this shipment was $1.5 million and was comprised of several batches of electronic components. These components are pre-inspected and approved by a contract representative of the customer prior to shipment. As an accommodation to a request by the customer to save on the cost associated with multiple inspections and shipments, we agreed to have all of the batches inspected with the final batch, which was completed at quarter end. All of the batches were shipped together and arrived at the destination on April 3rd and the payment from the customer on this shipment has been received. Because of the materiality of the revenue and profit associated with this shipment, we are obligated to restate our first quarter results. You are referred to Note 2 to our Condensed Consolidated Financial Statements for additional information on the financial statements effect of this restatement.

No attempt has been made in this form 10-Q/A to modify or update other disclosures as presented in the original form 10-Q except as required to reflect the effects of the restatement.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2002

        Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to "Maxwell," the "Company," "we," "us," and "our" refer to Maxwell Technologies, Inc. and its subsidiaries; all references to "Electronic Components Group" refer to our subsidiary, Maxwell Electronic Components Group, Inc.; all references to "I-Bus/Phoenix" refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to "PurePulse" refer to our subsidiary, PurePulse Technologies, Inc. This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Discussions containing such forward-looking statements may be found in the material set forth under "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within this Form 10-Q generally.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001
	(unaudited) (restated)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,148	$13,673
Short-term investments	9,159	11,886
Accounts receivable, net	10,644	13,984
Inventories	17,087	16,605
Prepaid expenses and other current assets	1,260	1,031
Income tax receivable	278	—

Total current assets	50,576	57,179
Property, plant and equipment, net	21,120	21,741
Goodwill and other non-current assets	10,788	6,784

	$82,484	$85,704

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,148	$12,159
Accrued employee compensation	2,010	1,586
Short-term borrowings	300	300
Net liabilities of discontinued operations	3,362	1,642

Total current liabilities	14,820	15,687
Long-term debt	5,650	5,700
Minority interest	3,913	4,586
Stockholders' equity:
Common stock	1,075	1,017
Additional paid-in capital	89,366	84,283
Notes receivable from executives for stock purchases	(972)	(897)
Accumulated deficit	(30,570)	(23,859)
Accumulated other comprehensive loss	(798)	(813)

	58,101	59,731

	$82,484	$85,704

MAXWELL TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
	(restated)
Sales	$12,789	$27,000
Cost of sales	11,842	20,851

Gross profit	947	6,149
Operating expenses:
Selling, general and administrative	4,691	6,267
Research and development	2,667	3,199

Total operating expenses	7,358	9,466

Operating loss	(6,411)	(3,317)
Interest expense	(88)	(878)
Interest income and other, net	61	47

Loss before income taxes and minority interest	(6,438)	(4,148)
Credit for income taxes	(291)	(1,440)
Minority interest in net loss of subsidiaries	(241)	(48)

Loss from continuing operations	(5,906)	(2,660)
Discontinued operations, net of taxes	(805)	3,234

Net income (loss)	$(6,711)	$574

Basic net income (loss) per share:
Loss from continuing operations	(0.57)	(0.27)
Income (loss) from discontinued operations	(0.08)	0.33

	$(0.65)	$0.06

Diluted net income (loss) per share:
Loss from continuing operations	(0.57)	(0.27)
Income (loss) from discontinued operations	(0.08)	0.33

	$(0.65)	$0.06

Shares used in computing:
Basic net income (loss) per share	10,395	9,939

Diluted net income (loss) per share	10,395	9,939

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2002	2001
	(restated)
Operating activities:
Loss from continuing operations	$(5,906)	$(2,660)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,069	1,307
Deferred compensation	—	12
Minority interest in net loss of subsidiaries	(241)	(48)
Changes in operating assets and liabilities, net	40	(5,079)

Net cash used in operating activities	(5,038)	(6,468)
Investing activities:
Purchases of property and equipment	(468)	(1,769)
Proceeds from sale of short-term investments	7,739	—
Purchases of short-term investments	(5,067)	—
Proceeds from sales of businesses	—	9,537
Proceeds from collection of notes receivable	—	2,000

Net cash provided by investing activities	2,204	9,768
Financing activities:
Proceeds from short-term borrowings	—	27,264
Principal payments on long-term debt and short-term borrowings	(50)	(32,213)
Proceeds from issuance of Company and subsidiary stock	446	810

Net cash provided by (used in) financing activities	396	(4,139)
Net cash provided by discontinued operations	915	1,598
Effect of exchange rate changes on cash and cash equivalents	(2)	(15)

Increase (decrease) in cash and cash equivalents	(1,525)	744
Cash and cash equivalents at beginning of period	13,673	2,686

Cash and cash equivalents at end of period	$12,148	$3,430

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

        The information contained herein has been prepared by Maxwell in accordance with the rules of the Securities and Exchange Commission. The information at March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 is unaudited. The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of the operations for the interim periods are not necessarily indicative of results to be expected for any other period or for the year as a whole.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financials and related notes. Changes in those estimates may affect amounts reported in future periods.

Note 2—Restatement

        Our restatement is the result of a determination that a shipment to a European customer, which left the Maxwell factory at the end of March 2002 and arrived in Europe on April 3, should have been recognized in our second fiscal quarter. Although Maxwell's standard terms are "Free On Board Origin", which provide that a sale is completed when the goods leave Maxwell's facilities, the terms to this particular customer were "Delivered Duties Unpaid", which provided that title passed and thus the sale was complete when the goods arrived at the destination.

        This error was noted during the review of our second quarter results. A shipment to the same customer occurred at the end of June with delivery at the beginning of July. Upon review of this transaction and the specific terms of sale, it was determined that this transaction would be recorded in the third quarter. As the sales terms to this customer were not in accordance with standard terms, we reviewed prior shipments to this customer. The first shipments occurred during our quarter ended September 30, 2001. Based on this review, we determined that the only shipment requiring a change in the period in which revenue is recorded was the March 2002 shipment that should have been recorded in April 2002.

        The dollar value of this shipment was $1.5 million and was comprised of several batches of electronic components. These components are pre-inspected and approved by a contract representative of the customer prior to shipment. As an accommodation to a request by the customer to save on the cost associated with multiple inspections and shipments, we agreed to have all of the batches inspected with the final batch, which was completed at quarter end. All of the batches were shipped together and arrived at the destination on April 3rd and the payment from the customer on this shipment has been received. Because of the materiality of the revenue and profit associated with this shipment, we are obligated to restate our first quarter results.

        As a result of the adjustments described above, the impact on the Consolidated Balance Sheet and Consolidated Statement of Operations is as follows (in thousands except per share amounts):

Consolidated Balance Sheet:

	March 31, 2002
	As Previously Reported	As Restated
Accounts receivable, net	$12,189	$10,644
Inventories	16,852	17,087
Total assets	83,794	82,484
Accounts payable and accrued liabilities	9,279	9,148
Accrued employee compensation	2,022	2,010
Total current liabilities	14,963	14,820
Accumulated deficit	(29,403)	(30,570)
Total stockholders' equity	$59,268	$58,101

Consolidated Statement of Operations:

	Three Months Ended March 31, 2002,
	As Previously Reported	As Restated
Sales	$14,334	$12,789
Cost of sales	12,077	11,842

Gross profit	2,257	947
Operating expenses	7,501	7,358
Net loss	$(5,544)	$(6,711)
Basic net loss per share:
Loss from continuing operations	$(0.45)	$(0.57)
Loss from discontinued operations	(0.08)	(0.08)

Net loss	$(0.53)	$(0.65)

Diluted net loss per share:
Loss from continuing operations	$(0.45)	$(0.57)
Loss from discontinued operations	(0.08)	(0.08)

Net loss	$(0.53)	$(0.65)

Note 3—General

        Maxwell develops, manufactures and markets high reliability electronic components and power and computing systems for use in the transportation, telecommunications, consumer and industrial electronics, medical and aerospace industries. Products include PowerCache® ultracapacitors, radiation- shielded microelectronics and custom power and computing systems for original equipment manufacturers, or OEMs.

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

        The Company's electronic components and I-Bus/Phoenix power and computing systems businesses generate all of the Company's sales from continuing operations. The Company sold its defense contracting business in March 2001 and its EMI filtered feed throughs and ceramic capacitors business in June 2001 to focus its operations exclusively on product driven, commercial opportunities in the areas of power and computing. The Company's PurePulse business is focused on opportunities in the application of PureBright® technology to pathogen inactivation in medical and bioprocessing markets and to consumer drinking water applications. The Company committed to pursuing alternatives for PurePulse, which will result in the sale of all or the majority interest in the business or a spin-off to the Company's shareholders in 2002.

Note 4—Inventories

        Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Finished products	$3,721	$3,289
Work-in-process	1,271	878
Parts and raw materials	16,082	16,334
Inventory Reserve	(3,987)	(3,896)

	$17,087	$16,605

Note 5—Comprehensive Income (Loss)

        The Company reports and displays comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The components of comprehensive income (loss) for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$(6,711)	$574
Foreign currency translation adjustments	(15)	(326)
Unrealized loss on securities	(55)	—

Comprehensive income (loss)	$(6,781)	$248

Note 6—Income (Loss) Per Share

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

        The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts).

	Three Months Ended March 31,
	2002	2001
Basic:
Loss from continuing operations	$(5,906)	$(2,660)
Income (loss) from discontinued operations	(805)	3,234

Net income (loss)	$(6,711)	$574

Weighted average shares	10,395	9,939

Basic net income (loss) per share:
Loss from continuing operations	$(0.57)	$(0.27)
Income (loss) from discontinued operations	(0.08)	0.33

Basic net income (loss) per share	$(0.65)	$0.06

Diluted:
Loss from continuing operations	$(6,147)	$(2,660)
Loss allocated to minority interest in majority-owned subsidiaries	(241)	—

Loss from continuing operations available to common shareholders, as adjusted	(5,906)	(2,660)

Income (loss) from discontinued operations	(1,062)	3,234
Effect of dilutive securities of majority-owned subsidiaries	257	—

Income (loss) from discontinued operations, as adjusted	(805)	3,234

Net income (loss), as adjusted	$(6,711)	$574

Weighted average shares	10,395	9,939
Effect of dilutive stock options and other securities	—	—

Weighted average shares, as adjusted	10,395	9,939

Diluted net income (loss) per share:
Loss from continuing operations	$(0.57)	$(0.27)
Income (loss) from discontinued operations	(0.08)	0.33

Diluted net income (loss) per share	$(0.65)	$0.06

Note 7—Business Segments

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

	Three Months Ended March 31,
	2002	2001
Sales:
Electronic Components Group	$3,511	$10,710
I-Bus/Phoenix Power and Computing Systems	9,278	16,290

Consolidated total	$12,789	$27,000

Operating loss:
Electronic Components Group	$(2,568)	$(1,463)
I-Bus/Phoenix Power and Computing Systems	(2,909)	(836)

Total segment operating loss	(5,477)	(2,299)
Corporate expenses	(934)	(1,018)

Consolidated total	$(6,411)	$(3,317)

Note 8—Discontinued Operations

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

Note 9—Preferred Stock Conversion

        In February 2002, PacifiCorp Energy Ventures, Inc., the largest minority shareholder in the Electronic Components Group, exchanged its preferred shares of the Electronic Components Group for 518,000 common shares of Maxwell Technologies pursuant to its right under the original investment agreement.

Note 10—Change in Accounting

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

        The Company has implemented SFAS 141 and SFAS142 and began applying the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. The following table presents a reconciliation of net loss and per share data to what would have been reported had the new rules been in effect during the three month period ended March 31, 2001 (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Reported net loss from continuing operations	$(5,906)	$(2,660)
Add back goodwill amortization, net of tax	—	210

Adjusted net loss from continuing operations	$(5,906)	$(2,450)

Basic and diluted net loss from continuing operations per share:
Reported net loss from continuing operations	$(0.57)	$(0.27)
Goodwill amortization, net of tax	—	0.02
Adjusted net loss from continuing operations	$(0.57)	$(0.25)

        The Company is in the process of assessing goodwill for impairment and expects to complete the process during the second quarter of 2002.

Note 11—Subsequent Events

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

Revenue Recognition

        For the current year, substantially all of our revenue is derived from the sale of manufactured products directly to customers. In general, revenue is recognized at the time the product is shipped unless specific terms require otherwise. In general, we do not offer discounts and there is no right of return. However in prior years certain continuing and discontinued segments recorded revenue from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized as costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in additional revenues or additional losses in excess of estimated provisions.

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

        The following table sets forth sales, gross profit and gross profit as a percentage of sales for each of the Company's business segments.

	Three Months Ended March 31,
	2002	2001
	(dollars in thousands)
Electronic Components Group:
Sales	$3,511	$10,710
Gross profit	111	2,657
Gross profit as a percentage of sales	3.2%	24.8%
I-BusPhoenix Power and computing systems:
Sales	$9,278	$16,290
Gross profit	836	3,492
Gross profit as a percentage of sales	9.0%	21.4%
Consolidated
Sales	$12,789	$27,000
Gross profit	947	6,149
Gross profit as a percentage of sales	7.4%	22.8%
Operating expenses:
Selling, general and administrative	$4,691	$6,267
SG&A as a percentage of consolidated sales	36.7%	23.2%
Research and development	2,667	3,199
R&D as a percentage of consolidated sales	20.9%	11.8%
Operating loss	$(6,411)	$(3,317)

Sales

        Sales for the three months ended March 31, 2002 were $12.8 million, reflecting a $14.2 million, or 52.6%, decrease from sales of $27.0 million for the three months ended March 31, 2001.

        Sales within each of our continuing business segments is as follows:

        Electronic Components Group.    Excluding sales from the Sierra-KD division, which was sold in June 2001, sales for the three months ended March 31, 2002 declined $1.9 million from prior year due mainly to a reduction in shipments of components to certain customers involved in making satellites.

        I-Bus/Phoenix Power and Computing Systems.    For the three months ended March 31, 2002, I-Bus/Phoenix sales decreased by $7.0 million, or 43.0% to $9.3 million from sales of $16.3 million for the three months ended March 31, 2001. The decrease in sales is attributable to $1.9 million lower sales of power products used in making medical imaging equipment and lower computing system sales in the United States and Europe due to poor market conditions in the telecommunications sector.

Gross Profit

        In the three months ended March 31, 2002, our gross profit was $947,000, or 7.4% of sales, compared to $6.1 million, or 22.8% of sales, in the three months ended March 31, 2001. Gross profit and gross profit as a percentage of sales were negatively impacted in the three months ended March 31, 2002 by lower sales and a less profitable sales mix in the current period.

        Gross profit within each of our continuing business segments is as follows:

        Electronic Components Group.    In the three months ended March 31, 2002, gross profit in the Electronic Components segment decreased by $2.5 million, or 95.8%, to $111,000 from $2.7 million in the three months ended March 31, 2001. The sale of Sierra accounted for $1.3 million. The remaining decrease is mainly attributable to a decrease in sales of microelectronics and ultracapacitor products. As a percentage of sales, gross profit decreased to 3.2% in the current quarter from 24.8% in the three months ended March 31, 2001. The decrease in gross profit as a percentage of sales is mainly attributable the decrease in sales of microelectronics sales, which have higher margins than the PowerCache product line.

        I-Bus/Phoenix Power and Computing Systems.    In the three months ended March 31, 2002, gross profit in the I-Bus/Phoenix Power and Computing Systems segment decreased by $2.7 million, or 76.1%, to $836,000 from $3.5 million in the three months ended March 31, 2001. As a percentage of sales, gross profit decreased to 9.0% in the current quarter, as compared to 21.4% in the first quarter of the prior year. The decrease in gross profit is attributable to the impact of reduced sales volume for this segment in the current period, as well as a change in product mix to include a higher proportion of lower-margin power quality products, as compared to higher margin applied computing products. Gross profit and gross profit as a percentage of sales in the current period are not reflective of the company's historical results nor are they expected to continue at that level.

Selling, General and Administrative Expenses

        In the three months ended March 31, 2002, our selling, general and administrative expenses decreased $1.6 million, or 25.1%, to $4.7 million from $6.3 million in the three months ended March 31, 2001. The sale of Sierra accounted for $517,000 of this decrease. In addition, $299,000 of this decrease is attributable to goodwill amortization in 2001 not recorded in the current year due to the implementation of a new accounting pronouncement, which eliminates the requirement to amortize goodwill. As a percentage of sales, selling, general and administrative expenses increased to 36.7% from 23.2%. The increase in selling, general and administrative expenses as a percentage of sales is mainly attributable to lower than expected sales.

Research and Development Expenses

        Our research and development expenses reflect internally funded research and development programs. Research and development expenses were $2.7 million, or 20.9% of sales, for the three months ended March 31, 2002, as compared to $3.2 million, or 11.8% of sales, in the three months ended March 31, 2001.

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

Loss from Continuing Operations

        As a result of the factors mentioned above, the loss from continuing operations was $5.9 million for the three months ended March 31, 2002, compared to $2.7 million for the three months ended March 31, 2001.

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

Minority Equity Interests in Subsidiaries and Subsidiary Option Programs

        Each of the Electronic Components Group, I-Bus/Phoenix and PurePulse have minority equity investors. These investors are former strategic partners associated with relationships established in the past, former shareholders of companies acquired using our subsidiaries' stock and former and current employees who have exercised stock options in those entities. As of March 31, 2002, minority investors owned, of the outstanding shares, approximately 1.6% of the Electronic Components Group, 7.3% of I-Bus/Phoenix and 18.73% of PurePulse. In addition, each such subsidiary has an employee stock option plan that permits the issuance of incentive and nonqualified stock options to purchase subsidiary common stock.

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

MAXWELL TECHNOLOGIES, INC.
July 30, 2002 Date	/s/ CARLTON J. EIBL Carlton J. Eibl, President and Chief Executive Officer
July 30, 2002 Date	/s/ JAMES A. BAUMKER James A. Baumker, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

EXPLANATORY NOTE
MAXWELL TECHNOLOGIES, INC. INDEX TO QUARTERLY REPORT ON FORM 10-Q For the quarter ended March 31, 2002
  PART I—FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
MAXWELL TECHNOLOGIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
MAXWELL TECHNOLOGIES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
MAXWELL TECHNOLOGIES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MAXWELL TECHNOLOGIES, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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