Form 10-Q
period 2002-06-30
MAXWELL TECHNOLOGIES INC
filed 2002-08-14
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

            OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From       to

Commission File Number 0-10964

MAXWELL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2390133
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8888 Balboa Avenue, San Diego, CA	92123
(Address of principal executive office)	(Zip Code)

(858) 279-5100
Registrant’s telephone number, including area code

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

For the quarter ended June 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2002	2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$6,584	$13,673
Short-term investments	10,452	11,886
Accounts receivable, net	10,232	13,984
Inventories	13,246	16,605
Prepaid expenses and other current assets	1,134	1,031
Income tax receivable	278	—
Total current assets	41,926	57,179
Property, plant and equipment, net	20,283	21,741
Goodwill and other non-current assets	12,047	6,784
	$74,256	$85,704

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,733	$12,159
Accrued employee compensation	1,926	1,586
Short-term borrowings	300	300
Net liabilities of discontinued operations	3,006	1,642
Total current liabilities	13,965	15,687
Long-term debt	5,575	5,700
Minority interest	—	4,586
Stockholders’ equity:
Common stock	1,143	1,017
Additional paid-in capital	94,312	84,283
Deferred compensation	(102)	—
Notes receivable from executives for stock purchases	—	(897)
Accumulated deficit	(39,959)	(23,859)
Accumulated other comprehensive loss	(678)	(813)
Total stockholders’ equity	54,716	59,731
	$74,256	$85,704

MAXWELL TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Sales	$13,155	$20,456	$25,944	$47,456
Cost of sales	13,951	18,196	25,793	39,047
Gross margin	(796)	2,260	151	8,409
Operating expenses:
Selling, general and administrative	4,904	6,969	9,595	13,236
Research and development	2,246	2,726	4,913	5,925
Restructuring	812	—	812	—
	7,962	9,695	15,320	19,161
Operating loss	(8,758)	(7,435)	(15,169)	(10,752)
Gain on sale of business	—	39,119	—	39,119
Interest expense	(104)	(268)	(192)	(1,146)
Interest income and other, net	364	98	425	145
Income (loss) before income taxes and minority interest	(8,498)	31,514	(14,936)	27,366

Provision (credit) for income taxes	12	11,127	(279)	9,687
Minority interest in net income (loss) of subsidiaries	—	244	(241)	196
Income (loss) from continuing operations	(8,510)	20,143	(14,416)	17,483
Discontinued operations, net of taxes	(879)	(515)	(1,684)	2,719
Net income (loss)	$(9,389)	$19,628	$(16,100)	$20,202

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.75)	$2.00	$(1.33)	$1.75
Income (loss) from discontinued operations	(0.08)	(0.05)	(0.16)	0.27
	$(0.83)	$1.95	$(1.49)	$2.02

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.75)	$1.84	$(1.33)	$1.59
Income (loss) from discontinued operations	(0.08)	(0.05)	(0.16)	0.25
	$(0.83)	$1.79	$(1.49)	$1.84

Shares used in computing:
Basic net income (loss) per share	11,276	10,046	10,838	9,993
Diluted net income (loss) per share	11,276	10,747	10,838	10,752

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2002	2001
Operating activities:
Income (loss) from continuing operations	$(14,416)	$17,483
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,117	2,617
Non-cash restructuring, acquisition and other charges	3,573	—
Deferred compensation	—	15
Gain on sale of business	—	(39,119)
Cancellation of executive stock notes	(116)	—
Deferred income taxes	(278)	9,280
Minority interest in net income (loss) of subsidiaries	(241)	196
Changes in operating assets and liabilities, net	1,100	(7,137)
Net cash used in operating activities	(8,261)	(16,665)

Investing activities:
Proceeds from sales of businesses	—	66,249
Proceeds from collection of notes receivable	—	2,075
Proceeds from sale of short-term investments	8,669	—
Purchase of short-term investments	(7,224)	(15,783)
Purchases of property and equipment	(828)	(3,623)
Net cash provided by investing activities	617	48,918

Financing activities:
Proceeds from short-term borrowings	—	35,103
Principal payments on long-term debt and short-term borrowings	(125)	(57,214)
Proceeds from issuance of Company and subsidiary stock	970	2,479
Net cash provided by (used in) financing activities	845	(19,632)

Net cash used in discontinued operations	(320)	(1,438)

Effect of exchange rate changes on cash and cash equivalents	30	22
Increase (decrease) in cash and cash equivalents	(7,089)	11,205
Cash and cash equivalents at beginning of period	13,673	2,686
Cash and cash equivalents at end of period	$6,584	$13,891

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

                The information contained herein has been prepared by Maxwell in accordance with the rules of the Securities and Exchange Commission.  The information at June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 is unaudited.  The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.  These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.  The results of the operations for the interim periods are not necessarily indicative of results to be expected for any other period or for the year as a whole.

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financials and related notes.  Changes in those estimates may affect amounts reported in future periods.

Note 2— General

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

                The Company’s electronic components and I-Bus/Phoenix power and computing systems businesses generate all of the Company’s sales from continuing operations.  The Company sold its defense contracting business in March 2001 and its EMI filtered feed throughs and ceramic capacitors business in June 2001 to focus its operations exclusively on product driven, commercial opportunities in the areas of power and computing.  The Company’s PurePulse business is focused on opportunities in the application of PureBright® technology to pathogen inactivation in medical and bioprocessing markets and to consumer drinking water applications.  The Company committed to pursuing alternatives for PurePulse, which will result in the sale of all or the majority interest in the business in 2002.

Note 3- Inventories

                Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Finished products	$3,463	$3,289
Work-in-process	1,182	878
Parts and raw materials	14,539	16,334
Inventory Reserve	(5,938)	(3,896)
	$13,246	$16,605

During the second quarter of 2002, the Company recorded a $3.0 million inventory reserve charge in connection with a restructuring plan for I-Bus/Phoenix (See Note 11).

Note 4- Comprehensive Income (Loss)

                The Company reports and displays comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  The components of comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income (loss)	$(9,389)	$19,628	$(16,100)	$20,202
Foreign currency translation adjustments	55	25	124	(301)
Unrealized loss on securities	65	—	11	—
Comprehensive income (loss)	$(9,269)	$19,653	$(15,965)	$19,901

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

                The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Basic:
Income (loss) from continuing operations	$(8,510)	$20,143	$(14,416)	$17,483
Income (loss) from discontinued operations	(879)	(515)	(1,684)	2,719
Net income (loss)	$(9,389)	$19,628	$(16,100)	$20,202

Weighted average shares	11,276	10,046	10,838	9,993

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.75)	$2.00	$(1.33)	$1.75
Income (loss) from discontinued operations	(0.08)	(0.05)	(0.16)	0.27
Net income (loss)	$(0.83)	$1.95	$(1.49)	$2.02

Diluted:
Income (loss) from continuing operations	$(8,510)	$20,143	$(14,416)	$17,483
Effect of dilutive securities of majority-owned subsidiaries	—	(431)	—	(431)
Income (loss) from continuing operations available to common shareholders, as adjusted	(8,510)	19,712	(14,416)	17,052
Income (loss) from discontinued operations	(879)	(515)	(1,684)	2,719
Effect of dilutive securities of majority-owned subsidiaries	—	—	—	—
Income (loss) from discontinued operations, as adjusted	(879)	(515)	(1,684)	2,719
Net income (loss), as adjusted	$(9,389)	$19,197	$(16,100)	$19,771

Weighted average shares	11,276	10,046	10,838	9,993
Effect of dilutive stock options and other securities	—	701	—	759
Weighted average shares, as adjusted	11,276	10,747	10,838	10,752

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.75)	$1.84	$(1.33)	$1.59
Income (loss) from discontinued operations	(0.08)	(0.05)	(0.16)	0.25
Diluted net income (loss) per share	$(0.83)	$1.79	$(1.49)	$1.84

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Sales:
Electronic Components Group	$6,124	$8,205	$9,635	$18,915
I-Bus/Phoenix Power and Computing Systems	7,031	12,251	16,309	28,541
Consolidated total	$13,155	$20,456	$25,944	$47,456

Operating loss:
Electronic Components Group	$(393)	$(2,157)	$(2,961)	$(3,620)
I-Bus/Phoenix Power and Computing Systems	(6,625)	(3,718)	(9,534)	(4,554)
Total segment operating loss	(7,018)	(5,875)	(12,495)	(8,174)
Restructuring	(812)	—	(812)	—
Corporate expenses	(928)	(1,560)	(1,862)	(2,578)
Consolidated total	$(8,758)	$(7,435)	$(15,169)	$(10,752)

Note 7— Discontinued Operations

                In connection with the Company’s decision in 2000 to focus the future of the Company on the electronic components group and I-Bus/Phoenix, the Company sold its high voltage wound film capacitors and high voltage power supplies business, its time card and job cost accounting software business and its defense contracting business.  In addition, the Company committed to strategic alternatives for PurePulse, which will result in the sale of all or a majority interest in the business in 2002.  Accordingly, both the defense contracting business and PurePulse, each of which was previously classified as a separate segment, have been classified as discontinued operations for financial purposes.

                Operating results of the Company’s discontinued operations are shown separately, net of tax, in the accompanying condensed consolidated statements of operations.  The businesses included in discontinued operations had sales aggregating $473,000 for the three months ended June 30, 2002 and no sales for the three months ended June 30, 2001.  Sales for the six months ended June 30, 2002 and 2001 were $703,000 and $11.4 million respectively.  These amounts are not included in sales in the accompanying unaudited condensed consolidated statements of operations.

Note 8— Change in Accounting

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

                The Company has implemented SFAS 141 and SFAS 142 and began applying the new rules on accounting for goodwill and other intangible assets effective January 1, 2002.  The following table presents a reconciliation of net loss and per share data to what would have been reported had the new rules been in effect during the three and six months ended June 30, 2002 and 2001 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Sales:
Reported net loss from continuing operations	$(8,510)	$20,143	$(14,416)	$17,483
Add back goodwill amortization, net of tax	—	208	—	417
Adjusted net loss from continuing operations	(8,510)	20,351	(14,416)	17,900

Basic and diluted net income/(loss) from continuing operations per share:
Reported net loss from continuing operations	(0.75)	2.00	(1.33)	1.75
Goodwill amortization, net of tax		0.03		0.04
Adjusted basic net income/(loss) from continuing operations	(0.75)	2.03	(1.33)	1.79
Adjusted diluted net income/(loss) from continuing operations	$(0.75)	$1.89	$(1.33)	$1.66

Note 9— Consolidation of Subsidiary Ownership

                In February 2002, PacifiCorp Energy Ventures, Inc., the largest minority shareholder in the Electronic Components Group (ECG), exchanged its preferred shares of the ECG for 518,000 common shares of Maxwell Technologies pursuant to its right under the original investment agreement.  The Company recorded $3.6 million of excess purchase price associated with this conversion.

                On April 15, 2002, the Company completed merger transactions with the ECG subsidiary and the I-Bus/Phoenix (IBUS) subsidiary whereby all of the minority shareholdings and options were converted to shares and options of Maxwell Technologies.

                The conversion ratio was established through an independent appraisal of the fair market value of the subsidiaries and an average trading price of Maxwell’s stock at the time of the appraisal.

                The Company issued 86,000 shares to ECG minority shareholders in exchange for their ownership. The value of this stock issuance was determined at $795,000 based on the closing price of Maxwell shares on the day of the merger.  The Company recorded $265,000 of excess purchase price associated with this conversion.

                The Company issued 479,000 shares to IBUS minority shareholders in exchange for their ownership. The value of this stock issuance was determined at $4.4 million based on the closing price of Maxwell shares on the day of the merger.  The Company recorded $1.1 million of goodwill associated with this conversion.

                The Company is in the process of reviewing the purchase price allocation, arising from these transactions, and expects to complete this review during the third quarter of 2002.  Management does not believe that the final purchase price allocation will produce materially different results then those reflected herein.

                In addition, the Company issued 520,000 options to purchase common shares of Maxwell Technologies, in connection with these mergers.

Note 10— Restructuring

                In June 2002, the Company began implementing a restructuring plan for the I-Bus/Phoenix power and computing systems business.  Under the plan the Company will focus on producing systems that leverage converging power and computing technologies and proprietary hybrid switch architecture to provide “guaranteed availability” solutions for major original equipment manufacturers (OEMs).  As part of this restructure, we are consolidating facilities and streamlining operations in the U.S. and in Europe to significantly reduce expenses.

                As a result of this plan, the Company recorded restructuring charges of $812,000 during the quarter ended June 30, 2002.  The restructuring plan includes reduction of employee staff resulting in severance payments and other employee related expenses of $269,000.  The restructuring plan also provides for facility closures in Europe.  As a result of the facility closures, the restructuring charge also includes $543,000 for impairment of assets that will no longer be used, facility lease termination and other closure cost.  The Company expects to record another $430,000 of employee related cost in the third quarter of 2002.

                In prior years, the Company had recorded restructuring related charges in connection with actions to consolidate its facilities and reduce the cost structure of the Company.  At the beginning of the second quarter of 2002, there was a restructuring reserve balance of $232,000 associated with there charges.

                The following table displays the activity and balances of the restructuring reserve for the quarter ended June 30, 2002:

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Moving and Other Costs Related to Consolidation of Facilities	Other	Total Restructuring Charges

Balance at March 31, 2002	$232				$232
Reserves Established	269	320	223		812
Utilization of Reserves:
Cash	(310)				(310)
Foreign exchange loss				12	12
Non-Cash			(223)		(223)
Balance at June 30, 2002	$191	$320	$0	$12	$523

                In connection with the restructuring activities, the Company also determined that certain components in inventory had been adversely impacted.  Accordingly, the Company recorded an inventory charge of $3.0 million for certain excess and obsolete raw material components and finished goods.  This charge is classified in “Cost of Sales” in the accompanying Condensed Consolidated Statements of Operations.

Note 11— Restricted Stock Transactions

                In June 2002, four employees and one consultant of the Company were granted 19,500 of the Company’s common stock subject to certain restrictions.  The shares granted vest over the next two years and had a fair market value of $182,000 at the date of grant.  Of this amount $154,000 was recorded as deferred compensation and $52,000 was amortized through June 30, 2002.

                In January 2000, the Board adopted, and the Company’s shareholders subsequently approved, the Company’s Management Equity Ownership Program (the “Program”).  Under the Program, executive officers of the Company and other members of senior management selected by the Committee were offered full-recourse loans from the Company to be used to purchase stock of the Company.  Repayments of the loans were secured by shares purchased with the loan proceeds.  On June 3, 2002, the Company determined to extinguish the program and cancelled the 74,000 shares and $970,000 loan balance outstanding under the plan.

Note 12— Subsequent Events

                In early July, we completed the acquisition of Montena Components, Ltd., a privately held Swiss manufacturer and marketer of ultracapacitors, high-voltage capacitors and high-speed capacitor and battery winding equipment, for 2.55 million shares of Maxwell common stock (including the 300,000 shares being returned to Maxwell as described below).

        In conjunction with the acquisition, we loaned $3 million to Montena, SA, the selling shareholder of Montena Components, Ltd., and held back 300,000 of the issued shares as collateral under a stock pledge agreement. Under the original agreement, Montena, SA committed to sell the 300,000 shares as promptly as practical after closing to repay the loan.  Instead of requiring Montena, SA to sell the shares, we have agreed to accept return of the shares in satisfaction of the loan.

                The acquisition agreement, as amended, provides for the possible future issuance of additional shares of Maxwell common stock to Montena, SA.  Provided that Montena Components, Ltd. achieves total sales in excess of  $20 million for the twelve-month period ended June 30, 2003, Maxwell will provide the following share value support to Montena, SA, the seller of Montena Components, Ltd.

                To the extent that each share of Maxwell stock issued as part of the purchase price and held by Montena, SA on September 1, 2003 has a market value (based on the average 30 trading-day closing price ending on September 1, 2003—the "30 Day Measurement Price") of less than $9 per share, then Maxwell will provide to Montena, SA additional consideration equal, in total value, to (i) the difference between $9 and the 30 Day Measurement Price multiplied by (ii) such number of shares held by Montena, SA on September 1, 2003; provided, however, that such additional consideration will in no event be greater than 500,000 shares of Maxwell common stock (based on the 30 Day Measurement Price) or cash equal in value to 500,000 shares of Maxwell common stock valued at the 30 Day Measurement Price.  Such additional consideration may be provided by Maxwell (at the sole discretion of Maxwell) in cash or in shares of Maxwell common stock, subject to the following conditions: Maxwell shall provide such additional consideration in shares of Maxwell common stock only if the authority for such issuance has been approved by the shareholders of Maxwell, and in the event that Montena, SA votes its shares of Maxwell common stock on such matter, Montena, SA agrees to vote such shares to approve the use of Maxwell common stock as the additional consideration.

                We expect to file an amended Form 8-K containing audited financial statements of Montena Components, Ltd.  and the required pro-forma tables by September 18, 2002.

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

                As part of the restructuring plan, during calendar year 2000, we sold our businesses involving high voltage wound film capacitors, high voltage power supplies and time card and job cost accounting software.  We also decided to sell our defense contracting business and to seek strategic alternatives for the PurePulse business.  The defense contracting business was sold in March 2001 and the Company is pursuing the sale of Maxwell’s share ownership in PurePulse.  These entities have been reflected as discontinued operations in the financial statements.

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

                In early July 2002, we completed the acquisition by our Electronic Components Group of Montena Components, Ltd., a privately held Swiss manufacturer and marketer of ultra-capacitors, high-voltage capacitors and high-speed capacitors and battery winding equipment.

I–Bus/Phoenix Power and Computing Systems

                The I–Bus/Phoenix organization has operations in the U.S. and Europe.  I–Bus/Phoenix is focused on providing high availability custom computing systems and power quality products.  We integrated and combined the San Diego operations of I-Bus, Inc. and Phoenix Power Systems, Inc. businesses into a single facility in October 2000.  The new facility has been designed for highly efficient manufacturing, with improved processes, improved personnel training and more disciplined cost control practices.  In December 2001, our operations in Great Britain were moved to a new facility and we have initiated plans to consolidate standard product assembly for Europe in this facility.

          Our current I-Bus/Phoenix product offerings include applied computing systems, power distribution systems and power conditioning units.  We sell our products mainly to OEMs serving the telecommunications and Internet infrastructure, industrial automation, broadcasting and medical imaging markets.

          In June 2002, the Company began implementing a restructuring plan for the I-Bus/Phoenix power and computing systems business.  Under the plan the Company will focus on producing systems that leverage converging power and computing technologies and proprietary hybrid switch architecture to provide "guaranteed availability" solutions for major original equipment manufacturers (OEMs).

          As a result of this plan, the Company recorded restructuring charges of $812,000 during the quarter ended June 30, 2002.  The restructuring plan includes reduction of employee staff resulting in severance payments and other employee related expenses of $269,000.  The restructuring plan also provides for facility closures in Europe.  As a result of the facility closures, the restructuring charge also includes $543,000 for impairment of assets that will no longer be used, facility lease termination and other closure costs.  The Company expects to record another $430,000 of employee related costs in the third quarter of 2002.

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

                As a result of the poor market conditions of 2001, we were unable to secure a transaction under acceptable terms.  However, in 2001, PurePulse improved its business prospects by developing an in-flow system utilizing its broad spectrum pulsed light technology, developing additional positive clinical data supporting the safety and efficacy of its technology, securing numerous customer relationships and entering into a strategic alliance with Culligan International Corporation to develop and commercialize systems to purify drinking water.  We will continue to pursue the sale of Maxwell’s share ownership in PurePulse.

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

Results of Operations

                The following discussion provides a comparison of current results of operations for the three and six months ended June 30, 2002 and 2001.

                The following table sets forth sales, gross margin and gross margin as a percentage of sales for each of the Company’s business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(dollars in thousands)		(dollars in thousands)

Electronic Components Group:
Sales	$6,124	$8,205	$9,635	$18,915
Gross margin	2,139	1,395	2,249	4,052
Gross margin as a percentage of sales	34.9%	17.0%	23.3%	21.4%

I-Bus/Phoenix Power and Computing Systems:
Sales	$7,031	$12,251	$16,309	$28,541
Gross margin	(2,935)	865	(2,098)	4,357
Gross margin as a percentage of sales	(41.7)%	7.1%	(12.9)%	15.3%

Consolidated:
Sales	$13,155	$20,456	$25,944	$47,456
Gross margin	(796)	2,260	151	8,409
Gross margin as a percentage of sales	(6.1)%	11.0%	0.6%	17.7%

Operating expenses:
Selling, general and administrative	$5,716 *	$6,969	$10,407 *	$13,236
SG&A as a percentage of consolidated sales	43.5%	34.1%	40.1%	27.9%

Research and development	$2,246	$2,726	4,913	5,925
R&D as a percentage of consolidated sales	17.1%	13.3%	18.9%	12.5%

Operating loss	$(8,758)	$(7,435)	$(15,169)	$(10,752)

* Includes $812,000 of restructuring charges.

Sales

                Sales for the three months ended June 30, 2002 were $13.2 million, reflecting a $7.3 million, or 35.7% decrease from sales of $20.5 million for the three months ended June 30, 2001.  Sales for the six months ended June 30, 2002 were $25.9 million, reflecting a $21.5 million, or 45.3% decrease from sales or $47.5 million for the six months ended June 30, 2001.

                Sales within each of our continuing business segments is as follows:

                Electronic Components Group.  Excluding sales from the Sierra-KD division, which was sold in June 2001, sales for the three months ended June 30, 2002 increased $1.7 million from prior year due mainly to a sale to a European customer, which was shipped during the first quarter of 2002, but was recognized as revenue in the second quarter, due to specific terms of the sale.  Excluding sales from Sierra, sales for the six months ended June 30, 2002 were $9.6 million, reflecting a $163,000, or 1.6% decrease from sales of $9.8 million for the six months ended June 30, 2001.

                I-Bus/Phoenix Power and Computing Systems.  For the three months ended June 30, 2002, I-Bus/Phoenix sales decreased by $5.2 million, or 42.6% to $7.0 million from sales of $12.3 million for the three months ended June 30, 2001.  The decrease in sales is attributable to $3.4 million lower sales of power products used in making medical imaging equipment and lower computing system sales in the United States and Europe due to poor market conditions in the telecommunications sector.  Sales for the six months ended June 30, 2002 were $16.3 million, reflecting a $12.2 million, or 42.9% decrease from sales of $28.5 million at June 30, 2001.  The reduced sales of power products used in making medical imaging equipment accounted for $5.2 million of this decrease and the remaining portion is due to lower computing system sales in the United States and Europe due to poor market conditions in the telecommunications sector.

Gross Margin

                In the three months ended June 30, 2002, we had a negative gross margin of $796,000, or 6.1% of sales, compared to a gross margin of  $2.3 million, or 11.0% of sales, in the three months ended June 30, 2001.  In the six months ended June 30, 2002, gross margin was $151,000, or .6% of sales, as compared to gross margin of $8.4 million, or 17.7% of sales in the six months ended June 30, 2001.

                Gross margin within each of our continuing business segments is as follows:

                Electronic Components Group.  Excluding sales from the Sierra-KD division, in the three months ended June 30, 2002, gross margin in the Electronic Components segment increased by $1.6 million to $2.1 million from $578,000 in the three months ended June 30, 2001.  Excluding Sierra, as a percentage of sales, gross margin increased to 34.9% in the current quarter from 13.2% in the three months ended June 30, 2001.  Excluding sales from Sierra, in the six months ended June 30, 2002, gross margin increased by $356,000, or 18.8%, to $2.2 million from $1.9 million in the six months ended June 30, 2001.  As a percentage of sales, gross margin increased to 23.3% in the six months ended June 30, 2002 from 19.3% in the six months ended June 30, 2001.  The increase in gross margin as a percentage of sales is mainly attributable to improved sales mix of microelectronic products.

                I-Bus/Phoenix Power and Computing Systems.  In the three months ended June 30, 2002, gross margin in the I-Bus/Phoenix Power and Computing Systems segment decreased by $3.8 million to negative $2.9 million from $865,000 in the three months ended June 30, 2001.  As a percentage of sales, gross margin decreased to negative 42% in the current quarter, as compared to 7.1% in the second quarter of the prior year.  Gross margin and gross margin as a percentage of sales were negatively impacted by the $3.0 million inventory reserve charge in the second quarter of 2002 associated with I-Bus/Phoenix restructuring  (see Note 10 to the Condensed Consolidated Financial Statements).  The remaining decrease in gross margin is attributable to the impact of reduced sales volume for this segment in the current period.  In the six months ended June 30, 2002, negative gross margin decreased to negative $2.1 million from $4.4 million in the six months ended June 30, 2001.  As a percentage of sales, gross margin decreased to negative 13% in the six months ended June 30, 2002 from 15.3% in the six months ended June 30, 2001. Gross margin and gross margin as a percentage of sales will continue to be negatively impacted by poor economic conditions particularly in the telecommunications sector.

Selling, General and Administrative Expenses

                In the three months ended June 30, 2002, our selling, general and administrative expenses, excluding $812,000 of restructuring charges decreased $2.1 million, or 29.6%, to $4.9 million from $7.0 million in the three months ended June 30, 2001.  The sale of Sierra accounted for $540,000 of this decrease.  In addition, $297,000 of this decrease is attributable to goodwill amortization in 2001 not recorded in the current year due to the implementation of a new accounting pronouncement, which eliminates the requirement to amortize goodwill.  As a percentage of sales, selling, general and administrative expenses increased to 43.5% from 34.1% in the three months ended June 30, 2001.  In the six months ended June 30, 2002, our selling, general and administrative expenses, excluding $812,000 of restructuring charges decreased $3.6 million or 27.5% to $9.6 million from $13.2 million in the six months ended June 30, 2001.  As a percentage of sales, selling, general and administrative expenses increased to 37.0% in the six months ended June 30, 2002, from 27.9% in the six month ended June 30, 2001.  The increase in selling, general and administrative expenses as a percentage of sales is mainly attributable to lower than expected sales.

Research and Development Expenses

                Our research and development expenses reflect internally funded research and development programs.  Research and development expenses were $2.2 million and $4.9 million, or 17.1% and 18.9% of sales, for the three and six months ended June 30, 2002, as compared to $2.7 million and $5.9 million, or 13.3% and 12.5% of sales, in the three and six months ended June 30, 2001.

Interest Expense

                Interest expense decreased to $104,000 and $192,000 in the three and six months ended June 30, 2002 from  $268,000 and $1.1 million in the three and six months ended June 30, 2001.  The decreased interest expense relates to lower borrowing levels in the current year as the Company repaid its outstanding obligations under a bank line of credit from the proceeds of the sale of Sierra and Government Systems divisions.

Credit for Income Taxes

                The credit for income taxes for the six months ended June 30, 2002 reflects the recording of federal tax refund for taxes paid in 2001 that are now recoverable due to a change in tax law.

Minority Interest in Net Income (Loss) of Subsidiaries

                Minority interest in net income (loss) of subsidiaries was $(241,000) for the six months ended June 30, 2002 compared to $244,000 and $196,000 for the three and six months ended June 30, 2001.  Minority interest was extinguished in April 2002 (see Note 9 the Condensed Consolidated Financial Statements).

Loss from Continuing Operations

                As a result of the factors mentioned above, the loss from continuing operations was $8.5 million and $14.4 million for the three and six months ended June 30, 2002, compared to $20.1 and $17.5 million for the three and six months ended June 30, 2001.

Discontinued Operations

                In March 2001, we sold the assets of our defense contracting business in separate transactions with two buyers, for an aggregate purchase price of approximately $20.7 million.  Of the total purchase price, approximately $9.5 million was received in cash in March 2001, an additional $9.8 million was received in cash in April 2001, and the remaining $1.4 million was received in September 2001 following the expiration of holdback periods for certain indemnifications and other contingencies provided for in the sales agreements.  The buyers assumed certain liabilities and all ongoing contractual obligations of the business and hired most of the employees of the business.  We retained certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business.  We recorded a gain, net of tax, of approximately $3.9 million in the six months ended June 30, 2001, representing the net gain on the disposition of the assets and the net income from the operations of this discontinued business.

                Total income (loss) from discontinued operations was ($879,000) and ($1.7) million in the three and six months ended June 30, 2002, compared to($515,000) and $2.7 million for the three and six months ended June 30, 2001.

Liquidity and Capital Resources

                Cash used by operating activities in the six months ended June 30, 2002 was approximately $8.3 million, as compared to $16.7 million in the six months ended June 30, 2001.  In the current year, the use of cash was primarily attributable to operating losses.  Capital expenditures in the six months ended June 30, 2002 and 2001 were $828,000 and $3.6 million, respectively.  In the year ended December 31, 2001, we received $46.9 million and $20.7 million of cash in connection with the sale of Sierra and the Government Systems division, respectively.  These funds were used to pay down debt and fund continuing and discontinued operations.

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

New Bank Credit Agreement

                Our U.S. based operations had borrowings of $5.9 million outstanding under a bank credit agreement as of June 30, 2002.  In February 2001, we and all of our United States subsidiaries entered into a Loan and Security Agreement with Comerica Bank — California, which was subsequently amended in December 2001.  The agreement, as amended, consists of a $6 million term loan secured by a deed of trust as well as certain other collateral and a $5 million revolving credit facility.  The term loan bears interest, at our option, at the bank’s reference rate plus .5%, or cost of funds plus 2.25%.  The principal is amortized monthly over 20 years with the balance due December 31, 2004.  We may prepay the term loan or revolving loans at any time, and all amounts borrowed are due on December 31, 2004.  At June 30, 2002, $5.9 million was outstanding under the term loan and none was outstanding under the revolving facility.

The agreement contains covenants restricting our ability to, among other things:

•	Sell or dispose of any part of our business, other than sales in the ordinary course of business, that exceeds $2 million.
•	Engage in any business other than the business currently engaged in.
•	Merge or consolidate or acquire any other businesses unless we use our own equity and meet the financial covenants on a combined pro-forma basis.
•	Incur any other debt except for up to $5 million incurred by foreign subsidiaries and up to $2 million of other debt.
•

Make any investments except investments in certain marketable debt securities guaranteed by the United States or any federal or state agency, certain commercial paper, certificates of deposit and bank money market accounts, investments in foreign subsidiaries not to exceed $2 million and up to $2 million of other investments.

•	Pay dividends.
•	Incur liens except for liens under the Credit Facility.

The agreement also requires us to remain in compliance with the following financial ratios:

•

We must maintain a minimum tangible net worth of $42 million and a minimum $7 million balance of cash, cash equivalents and short-term investments through October 15th, 2002 and the revolving line of credit has been suspended until that time.  Beginning December 31, 2002, as of the last day of the quarter, we must maintain a ratio of Quick Assets to current liabilities plus total Obligations owing to Bank of at least 1.35 to 1.0 and a Fixed Charge Coverage Ratio of not less than 2.0 to 1.0 whereby the numerator is the pre-tax net income minus taxes paid in cash and the denominator is the amount of scheduled principal payments on the current portion of long term debt for such quarter.

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

                Pure Pulse has minority equity investors.  These investors are former strategic partners associated with relationships established in the past, former employees who were issued shares when PurePulse was originally incorporated and former and current employees who have exercised stock options in that entity.  As of June 30, 2002, minority investors owned, approximately 18.73% of the outstanding stock of PurePulse.  In addition, Pure Pulse has an employee stock option plan that permits the issuance of incentive and nonqualified stock options to purchase common stock.

                At June 30, 2002, the potential percentage ownership interest attributable to exercisable subsidiary options was, on a diluted basis, approximately 4.2% of PurePulse.

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

                Some of the risks and uncertainties that could cause the forward-looking statements to be inaccurate are summarized below:

•	Success in the introduction and marketing of new products into existing and new markets

•	Ability to manufacture existing and new products at competitive prices and adequate gross margins

•	Market success of the products offered by the Company’s OEM customers

•	Ability in growing markets to grow the Company’s market share relative to its competitors

•	Success in meeting cost reduction goals in the restructuring and reorganizing of our businesses.

•	Ability to successfully integrate our businesses with operations of acquired businesses.

•	Ability to finance the growth of businesses with internal resources or through outside financing at reasonable rates

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

                Our primary foreign currency exposure has been related to local currency revenue and operating expenses in Europe.  As a result of our international operations, changes in foreign currency exchange rates impact the United States dollar amount of our revenue and expenses.  We do not hedge our currency exposures.

                At June 30, 2002, we had $5.9 million outstanding related to variable rate U.S dollar denominated-term debt.  The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments.  Assuming a hypothetical 10% adverse change in the interest rate, annual interest expense on our short-term borrowings, if the amount outstanding remained unchanged, would increase by approximately $30,000.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

                None.

Item 2.    Changes in Securities and Use of Proceeds

        On April 15, 2002, the Company issued 85,716 shares of common stock to minority shareholders of its Electronic Components Group subsidiary (“ECG”) in exchange for their shares of ECG common stock.  These shares were issued in a merger transaction, which resulted in ECG becoming a wholly owned subsidiary of the Company.  The conversion ratio was established through an independent appraisal of the fair market value of ECG and an average trading price of the Company’s stock at the time of the appraisal.  The Company’s shares were issued pursuant to the exemption from the registration requirements provided under Rule 506 of Regulation D under the Securities Act of 1933, and the requirements of that rule relating to no general solicitation, the provision of information, resale restrictions and limited number of purchasers were met.

        Also, on April 15, 2002, the Company issued 479,069 shares of common stock to minority shareholders of its I-Bus/Phoenix subsidiary (“IBP”) in exchange for their shares of IBP common stock.  These shares were issued in a merger transaction structured and valued similarly to the transaction described above involving ECG, and IBP became a wholly owned subsidiary of the Company following the transaction.  The Company’s shares were issued pursuant to the exemption under Rule 506 of Regulation D, and the requirements of that rule relating to no general solicitation, the provision of information, resale restrictions and limited number of purchasers were met.

                In June 2002, the Company issued a total of 19,500 shares of common stock to four employees and a consultant.  These shares were granted pursuant to restricted stock agreements providing for a vesting period of approximately two years.  The shares were issued pursuant to the private offering exemption in Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Security Holders

                The Registrant’s 2002 Annual Meeting of Shareholders was held on May 14, 2002.  At the meeting, Carl Eibl and Robert Guyett were elected as Class III directors for a term expiring at the 2005 Annual Meeting of Shareholders.  Director Kenneth F. Potashner will continue to serve as Class I director with a term expiring at the 2003 Annual Meeting of Shareholders and directors Mark Rossi and Jean Lavigne continue to serve as Class II directors with terms expiring at the 2004 Annual Meetings of Shareholders.

                In addition, the Registrant’s shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the year 2002.

                The following numbers of votes were cast “for” and to “withhold authority to vote for” the election of Carl Eibl, elected as Class III director at the meeting:

For:	8,923,856	Withhold Authority:	888,435

     The following numbers of votes were cast “for” and to “withhold authority to vote for”  the election of Robert Guyett, elected as Class III director at the meeting:

For:	8,681,395	Withhold Authority:	1,130,896

     The vote on ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year 2002:

For:	9,727,563	Against:	71,593	Abstain:	13,135

Item 5.    Other Information

                None.

Item 6.    Exhibits and Reports on Form 8-K

                (a)  Exhibits

                                (99)  Certifications

(a)	Certification by Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Certification by Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

                (b)  No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

August 13, 2002	/s/ Carlton J. Eibl
Date	Carlton J. Eibl, President and
Chief Executive Officer

August 13, 2002	/s/ James A. Baumker
Date	James A. Baumker, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)