Form 10-Q
period 2002-09-29
MAXWELL TECHNOLOGIES INC
filed 2002-11-14
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 29, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

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

As of October 31, 2002, Registrant had only one class of common stock, of which there were 13,700,187 shares outstanding.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 29, 2002

     Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Electronic Components Group” refer to our subsidiary, Maxwell Electronic Components Group, Inc.; all references to “I-Bus/Phoenix” refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; all references to “Montena Components” refers to our subsidiary Montena Components Ltd.; all references to “PurePulse” refer to our subsidiary, PurePulse Technologies, Inc.; all references to “Sierra” refer to the Sierra KD division of the Electronic Components Group; and all references to TeknaSeal refer to the TeknaSeal division of the Electronic Components Group.  This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Discussions containing such forward-looking statements may be found in the material set forth under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-Q generally.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 29, 2002	December 31, 2001

	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$715	$13,673
Short-term investments	7,627	11,886
Accounts receivable, net	10,095	13,984
Inventories	12,843	16,605
Assets held for sale	11,820	—
Prepaid expenses and other current assets	853	1,031
Due from related parties	272	—
Income tax receivable	278	—

Total current assets	44,503	57,179
Property, plant and equipment, net	12,130	21,741
Goodwill and other non-current assets	19,814	6,784

	$76,447	$85,704

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$14,828	$12,159
Due to related parties	86	—
Accrued employee compensation	2,091	1,586
Short-term and current portion of long-term debt	577	300
Net liabilities of discontinued operations	3,176	1,642
Liabilities held-for-sale	234	—

Total current liabilities	20,992	15,687
Long-term debt	5,500	5,700
Minority interest	—	4,586
Stockholders’ equity:
Common stock	1,370	1,017
Additional paid-in capital	112,185	84,283
Notes receivable from executives for stock purchases	—	(897)
Accumulated deficit	(63,506)	(23,859)
Accumulated other comprehensive loss	(94)	(813)

Total stockholders’ equity	49,955	59,731

	$76,447	$85,704

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Sales	$16,564	$15,017	$42,509	$62,473
Cost of sales	13,858	14,406	39,651	53,453

Gross profit	2,706	611	2,858	9,020
Operating expenses:
Selling, general and administrative	5,171	4,919	14,766	17,559
Research and development	2,167	2,946	7,080	8,871
Impairment of long lived assets	7,628	—	7,628	—
Restructuring charge	922	—	1,734	—
Amortization expense of intangible assets	348	299	348	895

Total operating expenses	16,236	8,164	31,556	27,325

Operating loss	(13,530)	(7,553)	(28,698)	(18,305)
Gain (loss) on sale of business	(7,219)	—	(7,219)	39,119
Interest expense	(118)	(70)	(310)	(1,216)
Interest income and other, net	205	332	629	477

Income (loss) before income taxes and minority interest	(20,662)	(7,291)	(35,598)	20,075
Provision (credit) for income taxes	124	(63)	(155)	9,624
Minority interest in net loss of subsidiaries	—	(282)	(241)	(86)

Income (loss) from continuing operations	(20,786)	(6,946)	(35,202)	10,537
Discontinued operations, net of taxes	(2,761)	(3,498)	(4,445)	(779)

Net income (loss)	$(23,547)	$(10,444)	$(39,647)	$9,758

Basic net income (loss) per share:
Income (loss) from continuing operations	$(1.53)	$(0.68)	$(2.99)	$1.05
(Loss) from discontinued operations	(0.20)	(0.35)	(0.38)	(0.08)

Net income (loss)	$(1.73)	$(1.03)	$(3.37)	$0.97

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(1.53)	$(0.68)	$(2.99)	$0.96
(Loss) from discontinued operations	(0.20)	(0.35)	(0.38)	(0.07)

Net income (loss)	$(1.73)	$(1.03)	$(3.37)	$0.89

Shares used in computing:
Basic net income (loss) per share	13,597	10,160	11,770	10,048

Diluted net income (loss) per share	13,597	10,160	11,770	10,735

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Nine Months Ended

	September 29, 2002	September 30, 2001

Operating activities:
Income (loss) from continuing operations	$(35,202)	$10,537
Adjustments to reconcile income (loss) from continuing operating activities net of cash used in operating activities:
Depreciation and amortization	3,638	4,061
Impairment of long-lived assets	7,628	—
Provision for losses on accounts receivable	226	—
Non-cash restructuring charges	3,573	—
Deferred income taxes	(278)	8,952
Minority interest in net loss of subsidiaries	(241)	(40)
Loss (gain) on sale of business	7,219	(39,119)
Cancellation of executive stock notes	(116)	—
Deferred compensation	—	15
Changes in operating assets and liabilities net of cash used in operating activities	2,764	(1,355)

Net cash used in operating activities	(10,789)	(16,949)
Investing activities:
Proceeds from sale of businesses	—	66,249
Purchase of business, net of cash acquired	(2,692)	—
Purchases of property and equipment	(1,583)	(4,948)
Proceeds from sale of short-term investments	13,075	4,534
Purchases of short-term investments	(8,789)	(23,893)
Proceeds from collection of notes receivable	—	2,100

Net cash provided by investing activities	11	44,042
Financing activities:
Principal payments on long-term debt and short-term borrowings	(200)	(57,637)
Proceeds from short-term borrowings	—	37,103
Proceeds from issuance of Company and subsidiary stock	1,223	2,837

Net cash provided by (used in) financing activities	1,023	(17,697)

Net cash used in discontinued operations	(2,911)	(3,995)
Effect of exchange rate changes on cash and cash equivalents	(292)	335

Increase (decrease) in cash and cash equivalents	(12,958)	5,736
Cash and cash equivalents at beginning of period	13,673	2,686

Cash and cash equivalents at end of period	$715	$8,422

See notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

     The information contained herein has been prepared by Maxwell in accordance with the rules of the Securities and Exchange Commission.  The information at September 29, 2002 and for the three and nine month periods ended September 29, 2002 and September 30, 2001 is unaudited.  The consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.  These consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.  The results of the operations for the interim periods are not necessarily indicative of results to be expected for any other period or for the year as a whole.

     The Company’s fiscal quarters are generally 13 weeks ending on the Sunday closest to March 31, June 30 and September 30.  The Company completes its fiscal year on the actual day of December 31.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financials and related notes.  Changes in those estimates may affect amounts reported in future periods.

Note 2 — General

     Maxwell sells reliability. We develop, manufacture and market electronic components and systems that perform reliably for the life of any application. Our core customer value proposition is based on the guarantee that our products will not fail. We achieve high reliability through the application of proprietary technology and through rigorously controlled design, development, manufacturing and test processes. Our strategic focus on high reliability permits us to deliver high-value products that ensure mission critical uptime, durability and full functionality of our customers’ end products and, therefore, to command higher gross margins than traditional electronic products.

     Based on our strategy, we develop, manufacture and market high-reliability power and microelectronic products for original equipment manufacturers (OEMs) in multiple industries. Our power products address applications in transportation, telecommunications, consumer and industrial electronics, electric utility infrastructure and medical imaging. Our microelectronics products primarily address applications in aerospace. Our power product lines are comprised of ultracapacitors, high-voltage capacitors and custom power and energy storage systems; and our microelectronic product lines are comprised of radiation-shielded power modules, memory modules, ASICs and single board computers. We also sell automated accelerated life testers that permit customers to determine the intrinsic reliability of their microelectronics.

Note 3 — Acquisitions, Divestitures, Assets Held for Sale

     On July 5, 2002, the Company acquired Montena Components, a Swiss corporation with its principal facility in Rossens, Switzerland.  In the transaction, the Company acquired all of the outstanding shares of capital stock of Montena Components from its parent company, Montena SA, a Swiss corporation, in exchange for (i) 2,250,000 shares of Maxwell common stock issued directly to Montena SA and (ii) an additional 300,000 shares of Maxwell common stock held by the Company as collateral for a $3 million loan to Montena SA. The purpose of such loan was to assist Montena SA in acquiring the minority of Montena Components’ outstanding stock not already owned by Montena SA and facilitating our acquisition of all outstanding shares of Components’ stock.  Under the original agreement, Montena SA, committed to sell the 300,000 shares as promptly as practical after closing to repay the loan.  Instead of requiring Montena SA to sell the shares, the Company accepted the return of the shares in satisfaction of the loan.

     In addition, we agreed to issue contingent consideration to Montena SA as follows:  To the extent that each share of Maxwell stock issued as part of the purchase price and held by Montena SA on September 1, 2003 has a market value based on the average 30 trading-day closing price ending on September 1, 2003 (the “30 Day Measurement Price”) of less than $9 per share, then the Company will provide to Montena SA additional consideration equal, in total value, to (i) the difference between $9 and the 30 Day Measurement Price multiplied by (ii) such number of shares held by Montena SA on September 1, 2003; provided, however, that such additional consideration will in no event be greater than 500,000 shares of Maxwell common stock (based on the 30 Day Measurement Price) or cash equal in value to 500,000 shares of Maxwell common stock valued at the 30 Day Measurement Price.  Such additional consideration may be provided by the Company, and in our discretion, in cash or in shares of Maxwell common stock, subject to the following conditions: the Company shall provide such additional consideration in shares of Maxwell common stock only if the authority for such issuance has been approved by the shareholders of Maxwell. In the event that Montena SA votes its shares of Maxwell common stock on such matter, Montena SA agreed to vote such shares to approve the use of Maxwell common stock as the additional consideration.

The purchase price was allocated as follows (in thousands):

Total acquisition cost:
Cash and stock paid at acquisition	$20,949
Acquisition related expenses	300

$21,249

Allocation to assets and liabilities as follows:
Tangible assets	$14,813
Assumed liabilities	(9,988)
Acquired backlog	464
Developed core technology	1,136
Goodwill	14,824

$21,249

     The following Pro Forma table gives effect to the acquisition of Montena Components as if the transaction occurred as of January 1st 2001 (in thousands).

Pro Forma Results	Nine Months Ended September 2002	Nine Months Ended September 2001

Revenue	$52,518	$78,139
Loss from continuing operations	$(34,039)	$10,074
Loss per share	$(2.67)	$0.78

     On September 29, 2002, the Company’s I-Bus/Phoenix subsidiary sold substantially all of the assets, liabilities and business operations of its applied computing business, located principally in San Diego, California and Tangmere, United Kingdom, to I-Bus Corporation, a new company, whose principal shareholders are former I-Bus/Phoenix senior managers.  The applied computing business designs, manufactures and sells applied computing systems mainly to original equipment manufacturers serving the telecommunications, broadcasting and industrial automation markets.  The business was sold for (i) an 8% Senior Subordinated Note in the aggregate principal amount of $7 million, under the terms of which $1 million is payable (plus 50% of all accrued interest) on March 30, 2004 and $3 million is payable (plus 100% of all accrued interest) on each of March 30, 2005 and March 30, 2006; (ii) a warrant to purchase up to 19.9% of the common stock of the new I-Bus Corporation exercisable any time after June 30, 2004 at the fair market value per share at the time of exercise; and (iii) a possible additional contingent purchase price payment of $1 million if the new I-Bus Corporation sells the computing business prior to the full payment of the 8% Senior Subordinated Note referred to above.  I-Bus/Phoenix also agreed to reimburse I-Bus Corporation for certain shutdown and restructuring costs and to provide a back up working capital credit facility in the amount of $300,000 until September 2003.  The Company will not assign value to the subordinated debt as its collectibility is uncertain. The table below details the loss recognized by the Company related to the sale.  In addition, the Company incurred related restructuring charges discussed in Note 11.

Disposition of I-Bus computing systems assets (in thousands):
Subordinated note receivable	$7,000
Less reserve for note	(7,000)
Assets sold net of liabilities assumed by buyer	(6,252)
Shutdown costs assumed by Maxwell	(762)

Net loss on disposition of I-Bus computing systems	$(7,014)

     In addition, the company recorded $7.6 million of impairment of long lived-assets. The write down of impaired assets consists of $5.3 million of goodwill associated with the computing systems business and $2.3 million of Maxwell Technologies assets that supported the computing systems business.

     Maxwell plans to sell the manufacturing and administrative facility in San Diego that contained I-Bus/Phoenix’s U.S. operations.  The facility is classified as Assets Held for Sale in these financial statements and is carried at net book value of $7.4 million.

     On September 30, 2002, the Company sold substantially all of the assets, liabilities and business operations of its TeknaSeal glass-to-metal seals division in Minneapolis, Minnesota, to a group of private investors.  TeknaSeal designs, manufactures and sells hermetic glass-to-metal seals for vacuum components, battery headers, implantable medical devices and other specialty applications.  The aggregate purchase price was $5.5 million in cash, of which $1 million is held in an escrow account.  Each calendar quarter following the sale, the escrow agent will release from escrow an amount equal to 40% of the sales during that quarter to certain key customers.  If no sales to those customers occur during any calendar quarter during the term of the escrow, all remaining sums then held in escrow are to be paid to the buyers and the escrow terminated.  The escrow otherwise terminates when all amounts held thereunder have been paid to Maxwell.  Approximately $384,000 of the $5.5 million is payable to certain TeknaSeal employees under a TeknaSeal incentive program.  The net cash proceeds of the TeknaSeal sale have been invested in short-term cash equivalents and will be used to finance the Company’s ongoing liquidity requirements. Because the Company’s third fiscal quarter ended September 29, 2002 and this transaction closed September 30, 2002 the assets and liabilities of TeknaSeal have been classified as Held for Sale in these financial statements.  The table below details the transaction, which will be recognized in the Company’s fourth fiscal quarter.

Disposition of TeknaSeal assets (in thousands):
Cash received	$5,500
Less amount held in escrow	(1,000)
Assets sold net of liabilities assumed by buyer	(1,313)
Goodwill associated with TeknaSeal	(2,917)
Estimated expenses related to sale	(270)

Net income on disposition of TeknaSeal	$—

Note 4 — Inventories

     Inventories consist of the following (in thousands):

	September 29, 2002	December 31, 2001

Finished products	$4,844	$3,289
Work-in-process	3,252	878
Parts and raw materials	9,376	16,334
Inventory Reserve	(4,629)	(3,896)

	$12,843	$16,605

Note 5 — Comprehensive Income (Loss)

     The Company reports and displays comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.  The components of comprehensive income (loss) for the three and nine months ended September 29, 2002 and September 30, 2001 were as follows (in thousands):

	Three Months Ended September		Nine Months Ended September

	2002	2001	2002	2001

Net income (loss)	$(23,547)	$(10,444)	$(39,647)	$9,758
Foreign currency translation adjustments	568	282	692	(19)
Unrealized gain on securities	17	120	27	120

Comprehensive income (loss)	$(22,962)	$(10,042)	$(38,928)	$9,859

Note 6 — Income (Loss) Per Share

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

     The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts).

	Three Months Ended September		Nine Months Ended September

	2002	2001	2002	2001

Basic:
Income (loss) from continuing operations	$(20,786)	$(6,946)	$(35,202)	$10,537
Loss from discontinued operations	(2,761)	(3,498)	(4,445)	(779)

Net income (loss)	$(23,547)	$(10,444)	$(39,647)	$9,758

Weighted average shares	13,597	10,160	11,770	10,048

Basic net income (loss) per share:
Income (loss) from continuing operations	$(1.53)	$(0.68)	$(2.99)	$1.05
Loss from discontinued operations	(0.20)	(0.35)	(0.38)	(0.08)

Basic net income (loss) per share	$(1.73)	$(1.03)	$(3.37)	$0.97

Diluted:
Income (loss) from continuing operations	$(20,786)	$(6,946)	$(35,202)	$10,537
Effect of dilutive securities of majority-owned subsidiaries	—	—	—	(259)

Income (loss) from continuing operations available to common shareholders, as adjusted	(20,786)	(6,946)	(35,202)	10,278

Loss from discontinued operations, as adjusted	(2,761)	(3,498)	(4,445)	(779)

Net income (loss), as adjusted	$(23,547)	$(10,444)	$(39,647)	$9,499

Weighted average shares	13,597	10,160	11,770	10,048
Effect of dilutive securities of majority-owned subsidiaries	—	—	—	687

Weighted average shares, as adjusted	13,597	10,160	11,770	10,735

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(1.53)	$(0.68)	$(2.99)	$0.96
Loss from discontinued operations	(0.20)	(0.35)	(0.38)	(0.07)

Diluted net income (loss) per share	$(1.73)	$(1.03)	$(3.37)	$0.89

Note 7 — Business Segments

     Maxwell historically has evaluated the performance of its business segments and allocated resources based on a measure of segment operating results, excluding restructuring, acquisition and other charges, or on items of income or expense below operating results.  Accordingly, such items have not been segregated by operating segment.

     The following table sets forth sales and operating loss data for each of the Company’s business segments as defined by the Company under the guidelines of Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (in thousands).

	Three Months Ended September		Nine Months Ended September

	2002	2001	2002	2001

Sales;
Electronic Components Group	$10,898	$3,945	$20,534	$22,860
I-Bus/Phoenix Power and Computing System	5,666	11,072	21,975	39,613

Consolidated total	$16,564	$15,017	$42,509	$62,473

Operating loss:
Electronic Components Group	$(855)	$(3,973)	$(3,815)	$(7,593)
I-Bus/Phoenix Power and Computing System	(1,498)	(2,745)	(11,032)	(7,299)

Total segment operating loss	(2,353)	(6,718)	(14,847)	(14,892)
Impairment of long-lived assets	(7,628)	—	(7,628)	—
Restructuring	(922)	—	(1,734)	—
Corporate expenses	(2,627)	(835)	(4,489)	(3,413)

Consolidated total	$(13,530)	$(7,553)	$(28,698)	$(18,305)

Note 8— Discontinued Operations

     In 2001, the Company sold its high voltage wound film capacitors and high voltage power supplies business, its time card and job cost accounting software business and its defense contracting business.  In addition, the Company committed to strategic alternatives for PurePulse, with the objective to sell all or a majority interest in the business.  Accordingly, both the defense contracting business and PurePulse, each of which was previously classified as a separate segment, comprise discontinued operations for financial reporting purposes. In September 2002, the Company decided to suspend the operations of PurePulse.

     PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals.  We plan to preserve its intellectual property and certain other technology assets for a possible future sale of such assets.

     In the third quarter 2002, we recorded non-cash charges of approximately $1.7 million and cash charges of approximately $541,000 for severance and other charges, related to the suspension of PurePulse’s operations.

     Operating results of the Company’s discontinued operations are shown separately, net of tax, in the accompanying condensed consolidated statements of operations.  The businesses included in discontinued operations had sales aggregating $55,000 for the three months ended September 2002 and no sales for the three months ended September 2001.  Sales for the nine months ended September 2002 and 2001 were $758,000 and $11.7 million respectively.  These amounts are not included in sales in the accompanying unaudited condensed consolidated statements of operations.

Note 9 — Adoption of SFAS 141 and 142

     In June 2001, the Financial Accounting Standards board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations and No. 142 (SFAS 142), Goodwill and other Intangible Assets, effective for the fiscal years beginning after December 15, 2001.  Under the new rules, goodwill is no longer amortized but will be subject to annual impairment tests in accordance with the Statements.

     The Company has implemented SFAS 141 and SFAS 142 and began applying the new rules on accounting for goodwill and other intangible assets effective January 1, 2002.  The following table presents a reconciliation of net loss and per share data to what would have been reported had the new rules been in effect during the three and nine months ended September 29, 2002 and September 30, 2001 (in thousands, except per share data):

	Three Months Ended September		Nine Months Ended September

	2002	2001	2002	2001

Sales:
Reported net loss from continuing operations	$(20,786)	$(6,946)	$(35,202)	$10,537
Add back goodwill amortization, net of tax	—	209	—	627
Adjusted net loss from continuing operations	$(20,786)	$(6,737)	$(35,202)	$11,164
Basic and diluted net income/(loss) from continuing operations per share:
Reported net loss from continuing operations	(1.53)	(0.68)	(2.99)	1.05
Goodwill amortization, net of tax		.02		0.06
Adjusted basic net income/(loss) from continuing operations	(1.53)	(0.66)	(2.99)	1.11
Adjusted diluted net income/(loss) from continuing operations	$(1.53)	$(0.66)	$(2.99)	$1.04

Other Intangible Assets

     Acquired intangible assets subject to amortization at September 29, 2002 were as follows (in thousands):

	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Developed core technology	10 years	$1,148	$30	$1,118
Acquired backlog	6 months	464	348	116

		$1,612	$378	$1,234

     Amortization expense for intangible assets was $378,000 for the three and nine months ended September 29, 2002. The estimated amortization for each of the succeeding years ended December 31, 2002 through December 31, 2006 are as follows: 2002: $0.5 million; and $0.1 million for each year thereafter.

Goodwill

 The carrying amount of goodwill not subject to amortization was $18 million as of September 29, 2002

Note 10 — Consolidation of Subsidiary Ownership

     In February 2002, PacifiCorp Energy Ventures, Inc., the largest minority shareholder in the Electronic Components Group, exchanged its preferred shares of the Electronic Components Group for 518,000 common shares of Maxwell pursuant to its right under the original investment agreement.  Maxwell recorded $3.6 million of excess purchase price associated with this conversion.

     On April 15, 2002, the Company completed merger transactions with the Electronic Components Group subsidiary and the I-Bus/Phoenix subsidiary whereby all of the remaining minority shareholdings and options in such subsidiaries were converted to shares and options of Maxwell.

     The conversion ratio was established through an independent appraisal of the fair market value of the subsidiaries and an average trading price of Maxwell’s stock at the time of the appraisal.

     The Company issued 86,000 shares to Electronic Components Group minority shareholders in exchange for their ownership. The value of this stock issuance was determined at $795,000 based on the closing price of Maxwell shares on the day of the merger.  The Company recorded $265,000 of excess purchase price associated with this conversion.

     The Company issued 479,000 shares to I-Bus/Phoenix minority shareholders in exchange for their ownership. The value of this stock issuance was determined at $4.4 million based on the closing price of Maxwell shares on the day of the merger.  The Company recorded $1.1 million of goodwill associated with this conversion.

     In addition, the Company issued options to purchase 520,000 common shares of Maxwell, in connection with these mergers in exchange for options to purchase shares of the subsidiaries.

Note 11 — Restructuring

     In prior years, the Company had recorded restructuring related charges in connection with actions to consolidate its facilities and reduce the cost structure of the Company.  At the beginning of 2002, there was a restructuring reserve balance of $257,000 associated with these charges.

     In the first half of 2002, I-Bus/Phoenix introduced new applied computing products that had been developed in 2001. However, the market for applied computing products, particularly in telecommunications, deteriorated throughout 2002. The Company responded to the poor market conditions for computing systems and other capital goods by restructuring I-Bus/Phoenix.  In June 2002, the Company began implementing the restructuring plan and recorded restructuring charges of $812,000 during the quarter ended June, 2002 comprised of i) severance payments and other employee related expenses of $269,000 and ii) impairment of assets that will no longer be used, facility lease terminations and other closure cost related to certain facilities in Europe totaling $543,000. In addition, the Company also determined that certain components in inventory had been adversely impacted.  Accordingly, the Company recorded an inventory charge of $3.0 million for certain excess and obsolete raw material components and finished goods.  This charge is classified in “Cost of Sales” in the accompanying Condensed Consolidated Statements of Operations.

     During the third fiscal quarter, the Company decided to sell the applied computing business of I-Bus/Phoenix to a new company organized by former I-Bus/Phoenix senior managers.  In preparation for the sale and to configure the I-Bus/Phoenix computing business to be self-supporting, I-Bus/Phoenix consolidated all production of the applied computing products to its facility in Tangmere, UK, and reduced worldwide personnel.  As a result of this plan, the Company recorded restructuring charges of $922,000 during the quarter ended September 2002.

     The following table displays the activity and balances of the restructuring reserve for the quarter and nine months ended September, 2002 (in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations		Moving and Other Costs Related to Consolidation of Facilities		Other		Total Restructuring Charges

Balance at December, 2001	$257	$		$		$		$257
Utilization of reserves:
Cash	(25)							(25)

Balance at March, 2002	232							232
Reserves established:	269		320		223			812
Utilization of reserves:
Cash	(310)							(310)
Non-cash					(223)			(223)
Foreign exchange loss							12	12

Balance June, 2002	191		320		—		12	523
Reserves established:	922							922
Utilization of reserves:
Cash	(190)							(190)
I-Bus disposition	(257)							(257)

Balance September, 2002	$666		$320		$—		$12	$998

Note 12 — Restricted Stock Transactions

     In June 2002 and as part of completing the consolidation of ownership by the Company of I-Bus/Phoenix, four employees and one consultant of I-Bus/Phoenix were granted 19,500 shares of the Company’s common stock subject to certain restrictions.  The shares granted vest over the next two years and had a fair market value of $182,000 at the date of grant.  As a result of the divestiture of the applied computing business operations completed in the 2002 third fiscal quarter, vesting was accelerated and the balance of the deferred compensation was fully amortized.

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Maxwell sells reliability. We develop, manufacture and market electronic components and systems that perform reliably for the life of any application. Our core customer value proposition is based on the guarantee that our products will not fail. We achieve high reliability through the application of proprietary technology, and through rigorously controlled design, development, manufacturing and test processes. Our strategic focus on high reliability permits us to deliver high-value products that ensure mission critical uptime, durability and full functionality of our customers’ end products and, therefore, to command higher gross margins than traditional electronic products.

     Based on our strategy, we develop, manufacture and market high-reliability power and microelectronic products for original equipment manufacturers (OEMs) in multiple industries. Our power products address applications in transportation, telecommunications, consumer and industrial electronics, electric utility infrastructure and medical imaging. Our microelectronics products primarily address applications in aerospace. Our power product lines are comprised of ultracapacitors, high-voltage capacitors and custom power and energy storage systems; and our microelectronic product lines are comprised of radiation-shielded power modules, memory modules, ASICs and single board computers. We also sell automated accelerated life testers that permit customers to determine the intrinsic reliability of their microelectronics.

     We recently initiated a series of steps to intensify the focus on our strategy and to exit non-strategic businesses:

•

In July 2002, we acquired Montena Components, a Swiss manufacturer and marketer of ultracapacitors, high-voltage capacitors and battery and capacitor winding equipment, for $3 million in cash and 2.25 million shares of Maxwell common stock. This acquisition brought to Maxwell additional power business focused on high reliability components and additional design and production capability to position Maxwell as a reliable, global supplier. Montena Components is located in Rossens, Switzerland, near major automotive and industrial development and manufacturing centers in Germany, France and Italy.

•

In September 2002, we suspended the operations of our PurePulse subsidiary, which had been developing pulsed light purification systems, while preserving PurePulse intellectual property for a future sale.

•

On September 29, 2002, we sold the computing systems business of our I-Bus/Phoenix subsidiary for $7 million in debt and certain other consideration.  Although the computing systems business has a strategic focus on high reliability, high availability computers, the markets for such systems, particularly telecommunications deteriorated so dramatically in 2002 that we no longer could be confident of near term growth for that business.

•

On September 30, 2002, we sold our non-core TeknaSeal glass-to-metal seals business in Minneapolis, Minnesota, in a transaction that is expected generate net proceeds of approximately $5 million in cash.

•

During the third quarter, we began the integration of the power systems business of I-Bus/Phoenix into our Electronic Components Group. Our existing power systems address the high reliability and high quality power needs of our medical imaging and industrial systems customers. Also, new power systems emerging from our research and development incorporate our ultracapacitor and other proprietary power electronics technology that address high reliability power back up applications in the industrial market.

•

When we complete the integration and relocation of our power systems business to our Electronic Components Group facility, we will vacate the facility that formerly housed the North American operations of I-Bus/Phoenix and sell it.  The relocation of our power systems business to our Electronic Components Group facility will allow a more efficient use of our production facilities and personnel.  The sale of the I-Bus/Phoenix facility will provide us with additional cash resources.

     With the completion of these actions, virtually all of Maxwell’s revenue in the fourth quarter and beyond will be derived from the sale of power and microelectronic products and winding equipment, and the Company’s core operations will be concentrated in two primary facilities, one in San Diego, California, and the other in Rossens, Switzerland.

Business Segments

     The Company’s continuing operations as of September 29, 2002 were comprised of two business segments, as follows:

Electronic Components Group

     With acquisition of Montena Components in early July 2002, the Electronic Components Group business included the following high-reliability power and microelectronic products and winding equipment during the third quarter:

•	Ultracapacitors for electrical energy storage and delivery of peak power for a variety of applications.

High-voltage grading and coupling capacitors used in electric utility infrastructure, high-voltage laboratories and other applications involving transport and distribution of electrical energy.

•	Radiation-shielded microelectronics, including integrated circuits, power modules, memory modules and single board computers for aerospace and military applications.

•	Automated accelerated life test systems (AARTS) for RF and DC components used in applications requiring extremely high reliability.

•	Winding machines and automated assembly lines used to manufacture capacitors and batteries.

I-Bus/Phoenix Power and Computing Systems

     Prior to the sale of its computing systems business at the end of the third quarter (see “Asset Dispositions”), our I-Bus/Phoenix subsidiary designed, manufactured and marketed applied computing systems and power distribution and power conditioning systems mainly to OEMs serving the telecommunications, industrial automation, broadcasting and medical imaging markets.  Although the computing systems business has a strategic focus on high reliability, high availability computers, the markets for such systems, particularly telecommunications deteriorated so dramatically in 2002 that we no longer could be confident in near term growth for that business.

     In preparation for the sale of the computing systems business and to configure it to be self-supporting, we consolidated worldwide operations of the computing business at the end of the third quarter and recorded non-cash charges of approximately $14.1 million related to asset impairments and loss on sale of business, and cash charges of approximately $1.7 million for severance and shut down cost.

     During the third quarter of 2002, we began the integration of the power systems business of I-Bus/Phoenix into our Electronic Components Group. Our existing power systems address high reliability and high quality power needs of our medical imaging and industrial systems customers. Also, new power systems emerging from our research and development incorporate our ultra high reliability, life of the application ultracapacitor and other proprietary power electronics technology.  We have also started to relocate our power systems business from the Company-owned facility that housed the I-Bus/Phoenix North American operations to our Electronic Components Group facility. The move will be completed during the fourth quarter and will allow a more efficient use of Electronic Components Group production facility and personnel. The Company-owned facility has been offered for sale.

PurePulse

     In September 2002, our PurePulse subsidiary suspended operations.  PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals.  Although PurePulse attracted $5 million of equity capital from Millipore and Maxwell in March 2002, the venture capital and other equity markets deteriorated since that time and PurePulse was not able to raise additional capital to fund its operations.

     In December 2000, we identified PurePulse as not being part of the Company’s strategic focus for the future and adopted a plan to sell all or a part of PurePulse by the end of 2001.  However, due to poor market conditions, we were unable to secure a transaction under acceptable terms.  The PurePulse segment was classified as a discontinued operation for financial reporting purposes in 2000, and had been carried as such through 2001 and the first three quarters of 2002.  In the third quarter, 2002, we recorded non-cash charges of approximately $1.7 million and cash charges of approximately $541,000 for severance and other charges, related to the suspension of PurePulse’s operations.

     In December 2001, PurePulse licensed its PureBright technology to Culligan International Company for certain water purification applications, and in April 2002, it entered into an alliance with Millipore Corporation to market virus inactivation systems to biopharmaceutical manufacturers.  The relationship with Millipore has been converted from a co-development and supply relationship to a license that enables Millipore to develop and commercialize PureBright in-flow systems in exchange for future royalties to PurePulse. We plan to monitor these ongoing relationships, and PurePulse will preserve its intellectual property and technology for a possible future sale.

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

Excess and obsolete inventory

     We value inventories at lower of cost or market.  In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with current and committed inventory levels.  We have recorded significant charges for reserves in recent periods due to changes in market conditions.  It is possible that changes in reserves may be required due to changing market conditions, or that judgments as to ultimate realization may be incorrect.

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

Results of Operations

     In June 2001, the Electronic Components group sold substantially all the assets (except for accounts receivable) and liabilities and business operations of its Sierra division to a subsidiary of Wilson Greatbatch Technologies, Inc.  The following table sets forth sales and gross profit for each of the Company’s business segments and, for the nine months ended September 2001, operating results with and without Sierra.  The following discussion provides a comparison of results of operations for the three and nine months ended September 2002 and 2001 excluding Sierra operating results.

	Three Months Ended September		Nine Months Ended September		Nine Months Ended September 2001
	2002	2001	2002	2001	(without Sierra)
Electronic Components Group:
Sales	$10,898	$3,945	$20,534	$22,860	$13,741
Gross Margin	2,608	(934)	4,858	3,118	959
Gross margin as a percentage of sales	24%	-24%	24%	14%	7%
I-Bus/Phoenix Power and Computing Systems:
Sales	$5,666	$11,072	$21,975	$39,613	$39,613
Gross Margin	98	1,545	(2,000)	5,902	5,902
Gross margin as a percentage of sales	2%	14%	-9%	15%	15%
Consolidated:
Sales	$16,564	$15,017	$42,509	$62,473	$53,354
Gross Margin	2,706	611	2,858	9,020	6,861
Gross margin as a percentage of sales	16%	4%	7%	14%	13%
Operating expenses
Selling, general and administrative	$5,171	$4,919	$14,766	$17,559	$16,502
SG&A as a percentage of sales	31%	33%	35%	28%	31%
Research and development	2,167	2,946	7,080	8,871	8,613
R&D as a percentage of sales	13%	20%	17%	14%	16%
Impairment of long-lived assets	7,628	0	7,628	0	—
Restructuring	922	—	1,734	—	—
Amortization	348	299	348	895	895

Operating loss	$(13,530)	$(7,553)	$(28,698)	$(18,305)	$(19,149)

Sales

     Sales for the three months ended September 2002 were $16.6 million, reflecting a $1.6 million, or 10% increase from sales of $15.0 million for the three months ended September 2001.  Increased sales were attributable to growth period to period in our Electronic Components Group plus the acquisition of Montena Components in July 2002. This increase was offset by sales declines in our I-Bus/Phoenix power and computing systems business due to the erosion of the telecommunication and other capital equipment markets in 2002 that I-Bus/Phoenix served. Sales for the nine months ended September 2002 were $42.5 million, reflecting a $10.8 million, or 20% decrease from sales of $53.4 million for the nine months ended September 2001.  The decline in sales period to period in our Electronic Components Group was attributable to the sale of the Sierra division in June 2001, which was partially offset by the acquisition of Montena Components in July 2002 and increased sales of other electronic components. The decline in sales period to period by I-Bus/Phoenix reflects the deterioration of the telecommunication and other capital equipment markets.

     In 2002, we have seen our customers react to the generally poor domestic and global economic environment by delaying the developments and introduction of new end products. Such delays negatively impact our business because most of our components and systems are part of our customers’ end products.

     Sales within each of our continuing business segments were as follows:

     Electronic Components Group.  Sales for the three months ended September 2002 were $10.9 million, reflecting a $7 million increase or 176% from the prior year period due to $2.4 million higher sales of microelectronics for satellites and $4.9 million from Montena Components which was acquired in July 2002.  Sales for the nine months ended September 2002 were $20.5 million reflecting a $6.8 million increase, or 49%, from the prior year period excluding sales of $9.1 million from the Sierra division, which was sold in June 2001.  The acquisition of Montena

Components accounted for $4.9 million of the increase, with the balance due primarily to higher sales of microelectronics.

     I-Bus/Phoenix Power and Computing Systems.  Sales for the three months ended September 2002 were $5.7 million, reflecting a $5.2 million decrease, or 50% from the prior year period due to $3.4 million lower sales of power systems and $2.1 million lower sales of computing system due to poor market conditions for telecommunication and other capital equipment.  Sales for the nine months ended September 2002 were $22 million, reflecting a $17.6 million, or 45%, decrease from the prior year period due to poor market conditions for telecommunication and other capital equipment. Reduced sales of power systems accounted for $8.6 million of this decrease and the remaining $9 million was due to lower computing system sales.

     In September 2002, we sold the computing business of our I-Bus/Phoenix subsidiary and we are in the process of integrating the power systems products from I-Bus/Phoenix with our Electronic Components Group. This integration will be completed in the Company’s fourth quarter.

Gross Margin

     In the three months ended September 2002, we had a gross margin of $2.7 million, or 16% of sales, compared to a gross margin of  $0.6 million, or 4% of sales, in the three months ended September 2001.  In the nine months ended September 2002, gross margin was $2.9 million, or 7%, of sales, as compared to gross margin of $6.9 million, or 13%, of sales in the nine months ended September 2001.

     During 2002, we made substantial improvements to virtually all aspects of our supply chain management and factory operations. These improvements, together with improved sales mix, contributed to the improvement period to period in gross margins realized by our Electronic Components Group. Margins were negatively impacted and continue to be negatively impacted by excess factory capacity. In our third quarter of 2002, we announced plans by the end of 2002 to consolidate our power systems business from I-Bus/Phoenix to the Electronic Components Group production facility in San Diego, which will improve factory utilization.

     Gross margins at I-Bus/Phoenix were negatively impacted in 2002 by declining sales and, therefore, increasing excess production capacity. Also, gross margins were negatively impacted by inventory reserve charges and severance expense associated with excess and obsolete inventory and production workforce reductions.

     Gross margins within each of our continuing business segments were as follows:

     Electronic Components Group.  In the three months ended September 2002, gross margin in the Electronic Components segment increased by $3.5 million to $2.6 million from $(0.9) million in the three months ended September 2001.  This reflects an increase in gross margin as a percentage of sales to 24% in the three months ended September 2002, from (24%) in the prior year period. Excluding sales from Sierra which was sold in June 2001, in the nine months ended September 2002, gross margin increased by $3.9 million, or 410%, to $4.9 million from $1.0 million in the nine months ended September 2001. As a percentage of sales, gross margin increase to 24% in the nine months ended September 2002 from 7% in the prior year period. The increase in gross margin as a percentage of sales mainly is attributable to improved sales mix and improvements in virtually all aspects of our supply chain management and factory operations. Margins remain negatively impacted by excess production capacity.

     I-Bus/Phoenix Power and Computing Systems.  In the three months ended September 2002, gross margin in the I-Bus/Phoenix Power and Computing Systems segment decreased by $1.4 million to $0.1 million from $1.5 in the three months ended September 2001.  This reflects a decrease in gross margin as a percentage of sales to 2% in the three months ended September 2002 from 14% in the prior year period.  Gross margin and gross margin as a percentage of sales were negatively impacted by excess production capacity attributable to significantly lower sales revenue.  In the nine months ended September 2002, gross margin decreased to $(2.0) million from $5.9 million in the nine months ended September 2001.  As a percentage of sales, gross margin decreased to (9)% in the nine months ended September 2002 from 15% in the prior year period. Gross margin and gross margin as a percentage of sales for the nine months ended September 2002 were negatively impacted by $3 million inventory reserve charge and severance expenses in the second quarter as well as high levels of excess production capacity.

Operating Expenses

     In the third quarter of 2002, we took actions to reduce general and administrative expenses.  We intend to give funding priority to research and development and sales and marketing over general and administrative needs.

     In the three months ended September 2002, our selling, general and administrative expenses increased $0.3 million, or 5%, to $5.2 million from $4.9 million in the three months ended September 2001.  The acquisition of Montena Components accounted for $1.1 million of the increase, which was partially offset by reductions in general and administrative expenses in the three months ended September 2002.  As a percentage of sales, selling, general and administrative expenses decreased to 32% in the three months ended September 2002, from 33% in the prior period.  In the nine months ended September 2002, our selling, general and administrative expenses decreased $1.6 million or 10% to $14.9 million from $16.5 million in the prior period.  As a percentage of sales, selling, general and administrative expenses increased to 35% in the nine months ended September 2002, from 31% in the prior period.  The increase in selling, general and administrative expenses as a percentage of sales is attributable to lower sales.

     The write down of impaired assets consists of $5.3 million of goodwill associated with the computing systems business, which was sold during the third quarter and $2.3 million of Maxwell Technologies assets that supported the computing systems business.

     Restructuring costs recorded in 2002 relate to a restructuring plan for the I-Bus/Phoenix power and computing systems that was initiated in the Company’s second fiscal quarter and additionally restructuring charges recorded in our third quarter in order to facilitate the sale of the computing business of I-Bus/Phoenix.

     In the 2002 period, amortization consists of amortization of backlog associated with the acquisition of Montena Components.  Amortization of $0.3 million and $1.0 million for the three months and nine months ended September 2001 was not recorded in the current year due to the implementation of a new accounting pronouncement, which eliminates the requirement to amortize goodwill.  The remaining intangible balance associated with Montena’s backlog will be fully amortized in the Company’s fourth fiscal quarter.

     Our research and development expenses reflect internally funded research and development programs.  Research and development expenses were $2.1 million and $7.1 million, or 13% and 17% of sales, for the three and nine months ended September 2002, as compared to $2.9 million and $8.9 million, or 20% and 14% of sales, in the three and nine months ended September 2001.  Beginning in our fourth quarter 2002, our research and development activity will be focused on power electronics, with an emphasis on our ultracapacitor and high voltage capacitor technology, and on microelectronics, with an emphasis on radiation shielding technology, memory products and single board computers for space applications.  The central focus of all of our research and development programs is to develop proprietary technology that supports our strategy to deliver ultra high reliability products.

Interest Expense

     Interest expense was $0.1 million and $0.3 million in the three and nine months ended September 2002 compared to $0.1 million and $1.2 million in the three and nine months ended September 2001.  The decreased interest expense relates to lower borrowing levels in the current year as the Company repaid its outstanding obligations under a bank line of credit from the proceeds of the sale of the Sierra and Government Systems divisions.

Provision (Credit) for Income Taxes

     The tax provision for the three months ended September 2002 reflects the recording of Swiss income taxes on income from Montena Components.  Offsetting this provision is a credit for income taxes for a U.S. federal tax refund for taxes paid in 2001 that are now recoverable due to a change in tax law.

Minority Interest in Net Loss of Subsidiaries

     Minority interest in net loss of subsidiaries was $241,000 for the nine months ended September 2002 compared to $282,000 and $86,000 for the three and nine months ended September 2001, respectively.  Minority interest was extinguished in April 2002 due to the consolidation of the subsidiary ownership into equity of Maxwell.

Income (loss) from Continuing Operations

     As a result of the primary factors discussed above, the loss from continuing operations was ($20.8) million and ($35.2) million for the three and nine months ended September 2002, respectively, compared to a loss of ($6.9) and income of $10.5 million for the three and nine months ended September 2001, respectively.

Discontinued Operations

     Our discontinued operations since the beginning of 2001 have been comprised of our defense contracting business, which was sold in early 2001, and our PurePulse subsidiary, whose operations were suspended in September 2002. Total loss from discontinued operations was $2.8 million and $4.4 million in the three and nine months ended September 2002, compared to $3.5 million and $0.8 million for the three and nine months ended September 2001.

     In September 2002, our PurePulse subsidiary suspended operations and we recorded non-cash charges of approximately $1.7 million and cash charges of approximately $0.5 million for severance and other charges.

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

Liquidity and Capital Resources

     Cash used by operating activities in the nine months ended September 2002 was approximately $10.8 million, as compared to $16.9 million in the nine months ended September, 2001.  In the current year, the use of cash primarily was attributable to operating losses.  Capital expenditures in the nine months ended September 2002 and 2001 were $1.6 million and $4.9 million, respectively.  Cash of $2.6 million was used in the Company’s third fiscal quarter as part of the purchase price for Montena Components.

     During 2001 and 2002, the Company financed operating losses with term debt, as described under the heading “New Bank Credit Agreement” below, and the sale of non-strategic businesses.  In the year ended December 31, 2001, we received $46.9 million and $20.7 million of cash in connection with, respectively, the sale of our Sierra and Government Systems divisions.  These funds were used to pay down debt of $22.8 million and to fund continuing and discontinued operations.  On the first day of our fourth fiscal quarter of 2002, we sold our TeknaSeal division for $5.5 million in cash of which $1 million is held in an escrow account and will be paid upon TeknaSeal achieving revenue benchmarks.  We used a portion of these proceeds to pay $2.8 million to Comerica Bank and reduced the outstanding term loan to $3.0 million.

     Montena Components requires advances from customers for certain product lines and issues bank guarantees that give the customer the right to receive back the advance if the product is not delivered by a specific date.  As of the end of our third fiscal quarter, we had issued guarantees of $1.1 million related to these product arrangements, most of which we expect to ship to customers in our fourth fiscal quarter.

     During the quarter ended September 2002, we suspended the operations of PurePulse, sold the applied computing business operations of I-Bus/Phoenix and started consolidating power systems business and corporate headquarters into our leased facility in San Diego, which contains our Electronic Components Group. We also decided to offer for sale our 85,000 sq ft owned facility that housed I-Bus/Phoenix North American operations and administration.  These actions, combined with the acquisition of Montena are consistent with our strategy to focus on high value, high reliability power and microelectronic products and to structure the Company’s operations to be self-supporting on product revenues.

     At present, we expect that future cash flows from operations will be positive and, combined with our existing cash balance, will be adequate to fund our capital equipment and working capital requirements for more than the next twelve months. We also expect within the next twelve months to complete the sale of our owned facility in San Diego, which will add significantly to our cash reserves.

     Although we believe we have adequate cash on hand and future cash flows to meet our working capital and capital requirements, a decrease in revenues would cause continued losses and negative cash flows from operations.  Therefore, the Company may need to seek additional financing in the future.  Although, we cannot predict with any certainty as to if or when we might need additional financing, we believe such financing would not be required for the next twelve months.  If the Company needs additional financing, there can be no assurance that such financing will be available on acceptable terms or at all.

New Bank Credit Agreement

     Our Montena Components subsidiary has a bank credit agreement with two Swiss banks.  Borrowings under the credit agreement bear interest at the bank’s prime rate plus 1.0%.  Under the credit agreement, we also are eligible to borrow fixed term loans at LIBOR rate plus 2.5% with repayment terms extending beyond one month from the date of funding.  Borrowings under the credit agreement are secured by the assets of Montena Components.  As of September 29, 2002, there was approximately $0.3 million outstanding under the credit agreement, and $1.8 million assigned to letters of guarantee and an available borrowing balance of $1.3 million.

     In February 2001, we entered into a Loan and Security Agreement with Comerica Bank — California.  The agreement, as amended, consists of a term loan secured by a deed of trust as well as certain other collateral.  The term loan bears interest, at our option, at the bank’s reference rate plus .5%, or cost of funds plus 2.25%.  The principal is amortized monthly over 20 years with the balance due December 31, 2004.  We may prepay the term loan at any time, and all amounts borrowed are due on December 31, 2004.  At September 29, 2002, $5.8 million was outstanding under the term loan.  We prepaid $2.8 million of the term loan on November 13, 2002 and currently have an outstanding balance of $3.0 million.

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

•	Pay dividends.

•	Incur liens except for liens securing amounts under the agreement.

     The agreement also requires us to maintain a minimum tangible net worth of $24 million to remain in compliance.

     As of the filing date of this Form 10-Q, we are in compliance with all covenants.

Minority Equity Interests in Subsidiaries and Subsidiary Option Programs

     In January 2002, we adopted a plan to complete merger transactions between Maxwell and our Electronic Components Group subsidiary and our I-Bus/Phoenix subsidiary whereby all of the minority shareholdings and options in such subsidiaries would be converted to shares and options of Maxwell.  On April 15, 2002, these merger transactions resulted in the issuance of 565,000 common shares of Maxwell and options to purchase 520,000 common shares of Maxwell.  In February 2002, PacifiCorp Energy Ventures, Inc., the largest minority shareholder in the Electronic Components Group, exchanged its preferred shares of the Electronic Components Group for 518,000 common shares of Maxwell pursuant to its right under the original investment agreement.

     PurePulse has minority equity investors.  These investors are former strategic partners associated with relationships established in the past, former employees who were issued shares when PurePulse originally was incorporated and former employees who have exercised stock options in that entity.  As of September 2002, minority investors owned, approximately 18.73% of the outstanding stock of PurePulse.

Inflation and Changes in Prices

     Generally, we have been able to increase prices to offset inflation-related cost increases in our continuing operations.

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

     Some of the risks and uncertainties that could cause the forward-looking statements to be inaccurate are summarized below:

•	Further decline in the domestic and global economy that can delay the development and introduction by our customers’ end products that incorporate our components and systems.

•	Success in the introduction and marketing of new products into existing and new markets.

•	Ability to manufacture existing and new products in volumes demanded by our customers and at competitive prices with adequate gross margins.

•	Market success of the products offered by the Company’s customers into which our products are incorporated.

•	Ability in growing markets to grow the Company’s market share relative to its competitors.

•	Success in meeting cost reduction goals in the restructuring and reorganizing of our businesses.

•	Ability to successfully integrate our businesses with operations of acquired businesses.

•	Ability to finance the growth of businesses with internal resources or through outside financing at reasonable rates.

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

     At September 29, 2002, we had $5.8 million outstanding related to variable rate U.S dollar denominated-term debt.  The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments.  Assuming a hypothetical 10% adverse change in the interest rate, annual interest expense on our short-term borrowings, if the amount outstanding remained unchanged, would increase by approximately $30,000.

     We invest excess cash in debt instruments of the U.S Government and its agencies, high-quality corporate issuers and money market accounts.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes.  A third party manages approximately $7.8 million of the investment portfolio under guidelines approved by the Company’s Board of Directors.

Item 4.  Controls and Procedures

     Within 90 days prior to the date of this report, we completed an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date this evaluation was completed.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

     On July 5, 2002 the Company issued a total of 2,250,000 shares of common stock to Montena SA, a Swiss corporation, as part of the consideration for all of the outstanding shares of Montena SA’s subsidiary corporation, Montena Components Ltd. The Company’s shares were issued pursuant to the exemption from registration provided by Regulation S of the Securities and Exchange Commission. Montena SA is a Swiss corporation and the shares issued are considered restricted securities that cannot be resold except under an effective registration statement or pursuant to an exemption from the registration requirements.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

(99) Certifications

		(a)	Certification by Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

		(b)	Certification by Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following reports on Form 8-K were filed during the quarter:

	•	Form 8-K filed July 19, 2002 reporting the Acquisition of Montena Components, Ltd. and restructuring of I-Bus/Phoenix, Inc.

	•	Amended Form 8-K filed on September 18, 2002 with Financial Statements and Pro Forma Financial information relating to the acquisition of Montena Components, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

November 13, 2002	/s/ CARLTON J. EIBL

Date	Carlton J. Eibl, Chief Executive Officer

November 13, 2002	/s/ JAMES A. BAUMKER

Date	James A. Baumker, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Carlton J. Eibl, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Maxwell Technologies, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ CARLTON J. EIBL

Date	Signature

/s/ Chief Executive Officer

Title

CERTIFICATIONS

I, James A. Baumker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Maxwell Technologies, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ JAMES A. BAUMKER

Date	Signature

Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Title