Form 10-K
period 2002-12-31
MAXWELL TECHNOLOGIES INC
filed 2003-03-21
CIK 319815

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code: (858) 279-5100

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered: Nasdaq National Market (“Nasdaq”)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

YES ☒  NO ☐

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 5, 2003, based on the closing price at which the Common Stock was last sold on Nasdaq as of March 5, 2003, was $92,033,907.

The number of shares of the Registrant’s Common Stock outstanding as of March 5, 2003 was 13,736,404 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (including the Appendix thereto) are incorporated by reference in Part III of this Report.

MAXWELL TECHNOLOGIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2002

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Montena Components” refer to our subsidiary Montena Components, Ltd. which has been renamed to Maxwell Technologies, SA; all references to “Electronic Components Group” refer to our former subsidiary, Maxwell Electronic Components Group, Inc. which has been merged into Maxwell; all references to “I-Bus/Phoenix” refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to “PurePulse” refer to our subsidiary, PurePulse Technologies, Inc.  This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Risk Factors” herein. Discussions containing such forward-looking statements may be found in the material set forth under “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-K generally.

We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.maxwell.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.

Item 1.           Business

Overview

Maxwell sells reliability.  We develop, manufacture and market electronic components and systems that perform reliably for the life of the end products and systems into which they are integrated.  Our customer value proposition is based on the guarantee that our products will not fail.  We achieve high reliability through the application of proprietary technology, and through rigorously controlled design, development, manufacturing and test processes.  Our strategic focus on high reliability enables us to deliver high-value products that ensure mission critical uptime, durability and full functionality of our customers’ end products and, therefore, to command higher profit margins than traditional electronic products.

Based on our strategy, we develop, manufacture and market high-reliability power and microelectronic products for original equipment manufacturers (OEMs) in multiple industries.  Our power products address applications in transportation, telecommunications, consumer and industrial electronics, electric utility infrastructure and medical imaging and industrial automation systems.  Our microelectronics products primarily address applications in aerospace. Our power product lines are comprised of ultracapacitors, high voltage capacitors, and custom power and energy storage systems. Our microelectronic product lines are comprised of radiation-shielded power modules, memory modules and single board computers.  We also design and sell automated winding equipment used to produce metalized film capacitors and lithium batteries.

In the second half of 2002, we initiated a series of steps to intensify the focus on our strategy and to exit non-strategic businesses:

•                  In July 2002, we acquired Montena Components Ltd., a Swiss manufacturer and marketer of ultracapacitors, high voltage capacitors and battery and capacitor winding equipment.  This acquisition brought to Maxwell additional power business focused on high reliability components and additional design and production capabilities that enhance Maxwell’s profile as a reliable, global supplier.  Montena Components is located in Rossens, Switzerland, near major automotive and industrial development and manufacturing centers in Germany, France and Italy.

•                  In September 2002, we suspended the operations of our PurePulse Technologies subsidiary, which had been developing pulsed-light purification systems.  We are preserving PurePulse’s intellectual property for a possible future sale.

•                  In September 2002, we sold the computing systems business of our I-Bus/Phoenix subsidiary. Although that business had a strategic focus on high reliability/high availability computer servers, the markets for such systems, particularly telecommunications, had deteriorated so dramatically that we concluded that near-term growth prospects for our computing systems business were limited.

•                  In September 2002, we sold our non-core TeknaSeal glass-to-metal seals business and in December 2002, we sold a small power factor correction product line that did not fit our high reliability strategy.

•                  During the third quarter of 2002, we began integrating the power systems business of I-Bus/Phoenix into our Electronic Components Group.  Our current power systems products address the high reliability and power quality requirements of our medical imaging and industrial automation systems OEM customers.  New power system products scheduled for introduction in 2003 incorporate our ultracapacitor and other proprietary power electronics technologies to address high reliability back-up power applications in the industrial market.

•                  In early 2003, we completed the integration and relocation of our power systems business into our principal manufacturing facility in San Diego, California, and vacated and listed for sale the company-owned facility that formerly housed the North American operations of I-Bus/Phoenix.  This consolidation allows more efficient use of our remaining facilities and personnel, and the sale of the vacated facility will provide the Company with additional cash resources.

•                  Also in early 2003, we formed an ultracapacitor manufacturing and marketing alliance in China with Yeong-Long Technologies Co., Ltd., a $200 million per annum manufacturer of electrolytic capacitors, to commercialize our proprietary BOOSTCAP® ultracapacitors in China and to position us as a global supplier of ultracapacitors with production facilities in the U.S., Europe and China.

With the completion of these actions, virtually all of Maxwell’s revenue now is derived from the sale of power and microelectronic products and winding equipment, and the Company’s internal operations are concentrated in two primary facilities, one in San Diego, California, and the other in Rossens, Switzerland.

Industry, Markets and Maxwell’s Solutions

We have focused our business on high reliability power and microelectronic products and high reliability automated winding equipment.

•                  High reliability power and microelectronic products:

•                  Ultracapacitors for electrical energy storage and delivery of peak power for a variety of applications.

•                  High voltage grading and coupling capacitors and capacitor voltage dividers used in electric utility infrastructure, high voltage laboratories and other applications involving transport, distribution and measurement of high voltage electrical energy.

•                  Power distribution and power conditioning modules for integration into larger medical imaging and other industrial systems for delivery of consistent, high quality power.

•                  Radiation shielded microelectronic components, including power modules, memory modules and single board computers for aerospace and military applications.

•                  Winding machines and automated assembly lines used to manufacture metalized film capacitors and lithium batteries.

Maxwell’s solutions apply our expertise and proprietary power and microelectronics technology at both the component level and the systems level for specialized, high value applications in which the customer requires high reliability.  We intend to be a leading supplier of high reliability power and microelectronic components and systems for such specialized, high-value applications.

Energy Storage and Power Delivery Components - Ultracapacitors

New power-hungry electronic products such as digital cameras and wireless communications devices, increasing demand for electric power in trains and motor vehicles to assist vehicle power trains and to operate on-board electronic systems, and the need for highly reliable back-up power are creating significant markets for energy storage and power delivery.  In many applications, power demand varies widely from moment to moment, and peak power demand typically is much greater than the average power requirement.  For example, automobiles require much more power to accelerate from a stop than to maintain a constant speed.  In other applications, such as in digital cameras, more power is needed to display images on a screen than to store images in memory.

Engineers generally address peak power needs by designing the primary energy source, such as an engine or a battery system, to the size needed to satisfy peak demands, even if those demands occur for only a few seconds at a time.  Sizing an entire system for peak power needs, rather than for the average power requirement, is costly and inefficient.  Such systems can be significantly improved by storing electrical energy generated from a primary energy source such as an engine or battery and then delivering that energy in controlled high power bursts only when high power is required.  Such high power delivery provides electrical systems with dynamic power range to meet peak power demands for periods of time ranging from fractions of a second to several minutes.  This enables new functionality, reduces system size and cost and improves performance and reliability.

The following diagram presents the separation of energy storage and peak power delivery from a primary energy source. The components that enable this separation permit new designs to optimize the efficiency and cost effectiveness of electrical power systems.

Peak Power Application Model

Although batteries currently are the most widely used component for both primary energy sourcing and energy storage/peak power delivery, ultracapacitors, advanced batteries and fly wheels increasingly are being used for energy storage and peak power delivery.  We believe ultracapacitors will become a component of choice for energy storage and peak power delivery because ultracapacitors have significant performance advantages over batteries, including:

•                  delivery of up to 10 times the instantaneous power;

•                  lower weight for storage of comparable electrical energy;

•                  deeper discharge and faster recharge;

•                  more reliable operation in extreme temperatures (–40 degrees C to +75 degrees C);

•                  require little or no maintenance;

•                  have minimal environmental issues associated with disposal; and

•                  can operate reliably for the life of any application.

We believe that ultracapacitors and other energy storage/peak power delivery devices are enabling and emerging and potentially enormous market for energy storage/peak power delivery separate from energy generation devices. As a result, we believe that electrical systems in the future, whether in a digital camera or in a hybrid internal combustion/electric vehicle, increasingly will be designed to separate and optimize energy generation and energy storage/peak power delivery.

Any application that requires the storage of electrical energy and the discharge of highly variable amounts of power is a potential market for ultracapacitors and other energy storage and power delivery components.  We expect that components designed to meet these power delivery requirements will capture an increasing share of the energy storage market that we believe currently is addressable with ultracapacitors, which is estimated to be approximately $350 million per annum. We believe that the addressable market has the opportunity to grow in the future to multi-billions of dollars per annum as new electrical system designs are developed and commercialized.

Maxwell is a global leader in commercializing ultracapacitor technology.  Ultracapacitors are ideally suited for applications that require highly efficient energy storage and repeated bursts of electric power lasting from fractions of a second up to several minutes.  With no moving parts, ultracapacitors provide a simple, solid state, highly reliable solution to buffer short term mismatches between power available and power required.

Unlike batteries, capacitors can be recharged from any electrical energy source as quickly as they are discharged, and they operate reliably through hundreds of thousands of discharge/recharge cycles with minimal degradation of performance.  Traditional capacitors discharge power too rapidly to be suitable for many power delivery applications.  Ultracapacitors have greater energy storage capability than traditional capacitors and can discharge power over time periods ranging from fractions of a second to several minutes.  Used in tandem with batteries, ultracapacitors can provide bursts of power to meet power demand peaks, enhance performance and significantly extend battery life.  Where alternative sources of recharge energy are available, ultracapacitors can replace batteries entirely.

Our BOOSTCAP ultracapacitors provide dynamic range and peak power for applications that require periodic bursts of power, whether for an internal combustion/electric hybrid drive train or a battery pack for consumer or industrial electronic devices.  Ultracapacitors can be linked together in modules and charged from any primary energy source, such as a battery, engine, fuel cell or electrical outlet, and deliver high power on demand.  Virtually any device with peak power demands greater than its average power requirement is a candidate for our ultracapacitors as part of its energy storage and power delivery system.

We offer our proprietary BOOSTCAP ultracapacitors in several form factors, ranging from five-farad postage stamp size small cells to cylindrical 2,700-farad large cells that are approximately two inches in diameter and six inches long.  We are able to supply these cells in volumes and at price points that are opening numerous market opportunities for energy storage and peak power delivery.  Our small cell ultracapacitors have been designed into consumer electronics such as digital cameras, industrial electronics such as actuators, remote transmitting devices, bar code scanners, computer memory boards and transportation applications such as electric rail alarm systems and electric actuators, or latches, for aircraft and automobile doors.  Many of the end products into which our small cell ultracapacitors have been designed now are beginning commercial production. Our large cell ultracapacitors have been designed into industrial applications such as uninterruptible back up power systems and transportation applications such as hybrid buses and trucks, electric rail systems and capacitive starting systems for diesel engines. These design-ins are in the prototyping and evaluation phase and not yet in commercial production.

The charts below describe the current primary applications for Maxwell’s BOOSTCAP ultracapacitors that either are in commercial production or in the prototyping and evaluation phase.

5 Farad to 100 Farad Small Cell Ultracapacitors

Market	Application	Stage of Commercialization

Consumer Electronics
• Digital cameras	Battery enhancement and peak power supply	Beginning commercial production

Industrial Electronics
• Bar code scanners • Utility meters • Actuators • IV pumps • Memory boards	Energy storage, back up power and peak power supply	Beginning commercial production

Energy Generation
• Windmill power generators	Energy storage and peak power supply	Beginning commercial production for windmill applications

• Stationary fuel cell systems	Energy storage and peak power supply	Stationary fuel cell applications are in the prototyping and evaluation phase

Transportation
• Helicopter airbags • Emergency lighting • Airplane door actuators • Pilot transponders • Automobile door actuators	Energy storage, back up power and peak power supply	Beginning commercial production, except automobile door actuators which are in the prototyping and evaluation phase

Our small cell ultracapacitors have entered commercial production. This means that our customers have begun commercial production of the end products into which our ultracapacitors have been designed and they require production quantities of ultracapacitors from our factory. We expect 2003 to be our first year of production of multi-millions of small cell ultracapacitors.

1500 and 2700 Farad Large Cell Ultracapacitors

Market	Application	Stage of Commercialization
Industrial & Telecommunications
• Uninterruptible power supply systems	• Backup power for uninterruptible power supply systems for telecommunication base stations and automated industrial factories	Prototyping and evaluation of rack mount modules developed by Maxwell
	• Energy storage and peak power supply for automated industrial equipment	Prototyping and evaluation of modules developed by Maxwell

Transportation
• Rail systems	• Recapture of braking energy and initial acceleration for electric trains. Same for roller coasters and other theme park rides.	Prototyping and evaluation of in-station and on-board modules developed by third party system integrators
	• Capacitive starting systems for diesel locomotives	Prototyping and evaluation of capacitive starting subsystems developed by third party integrators
• Bus and truck systems	• Recapture of braking energy and initial acceleration for diesel/electric hybrid drive trains. Same for fuel cell drive trains.	Prototyping and evaluation of buses and trucks developed by third party integrators
	• Capacitive starting systems for diesel engines	Prototyping and evaluation of capacitive starting subsystems developed by third party integrators
	• All electric short-haul buses, fork lifts, vans and other high stop/start vehicles	Prototyping and evaluation of vehicles developed by third party integrators
• Automobile systems (12 and 42 volts)	• Recapture of braking energy • Initial acceleration for internal combustion/electric hybrid drive trains. Same for fuel cell drive trains. • Electric power steering and electric braking	Prototyping and evaluation of modules developed by Maxwell and by third party integrators and of electrical subsystems developed by third party integrators

Our large cell ultracapacitors have been designed into larger integrated prototype systems that are being evaluated by potential end customers. We expect 2003 to bring increased sampling and prototyping activity with certain applications moving into commercial production in 2004. We are preparing Maxwell to be positioned to produce multi-millions of large cell ultracapacitors beginning in 2005.

To facilitate adoption of ultracapacitors for applications such as bus, truck and auto power trains, electric rail systems, uninterruptible power supplies and fuel cells, which require integrated packs consisting of multiple ultracapacitor cells, we are complementing our internal capabilities with those of third parties who possess the systems integration and power and thermal management capabilities to provide fully integrated power packs to satisfy the energy storage and power delivery demands of these larger systems.

High Voltage Capacitors

Electric utility grids have switches, circuit breakers, step-down transformers and measurement instruments responsible for the transport, distribution and measurement of high voltage electricity. These systems need to be protected from high voltage arcing, which predominately is achieved through the use of high voltage capacitors.

The current market for high voltage grading and coupling capacitors, capacitor voltage dividers and other special high voltage capacitors is estimated to be approximately $40 million per year.

Maxwell, through its acquisition of Montena Components, is a leader in the design and production of high voltage capacitors, with more than twenty years of experience in the industry. Engineers who have specific expertise in high voltage systems develop and test our capacitors in our high voltage laboratory in Rossens, Switzerland. Our capacitors are produced through a proprietary automated winding and assembly process to ensure their consistent quality and high reliability performance.

Power Systems Products

High reliability power distribution and power conditioning systems are required to provide a “clean” and consistent flow of electric power to sensitive medical imaging systems and automated manufacturing equipment.  We engineer and manufacture such systems, enabling our OEM customers to focus their efforts on overall design and integration of the larger systems they supply to their end customers.  Such power solutions frequently require customization.  Also, as time-to-market is critical for many such applications, rapid design and production capabilities are required of suppliers providing these systems.  Therefore, the proliferation of complex electronic systems with specific power distribution and power conditioning requirements has created attractive markets for specialized power product manufacturers who possess the engineering and manufacturing know-how and experience to provide design-intensive, custom solutions.

The current market for three-phase uninterruptible power supplies, or UPS, and power distribution and power conditioning products for our target market of five kilovolts and lower, is estimated to be approximately $3 billion.

At present, many of our power distribution and power conditioning products are based on our customers’ designs.  We are developing improved power systems products based on our own designs that intend to improve performance and reliability, and to reduce cost for our customers while also permitting us to expand sales and improve product line gross margins.  For example, we have developed, and plan to introduce in 2003, solid-state energy storage systems incorporating our BOOSTCAP ultracapacitors to replace batteries for short-term back-up power in UPS systems.  Unlike batteries, ultracapacitors require no maintenance.  Also, because ultracapacitors recharge in seconds, as compared to batteries, which require hours to recharge, ultracapacitors provide more reliable back-up power in the event of multiple power interruptions over a short time period, such as hours or within a day.

Radiation-Shielded Microelectronics

Manufacturers of commercial and military satellites and other spacecraft require on-board microelectronics that meet specific functional requirements, and that will not fail when they are exposure to anticipated levels of radiation.                                          In the past, microelectronics for these special applications have used radiation-hardened silicon.  The supply of radiation-hardened silicon is diminishing because there are fewer fabricators of specialty silicon. As a result, demand for commercial off-the-shelf silicon, protected in radiation-shielded packages, is growing.  Radiation-shielded commercial silicon also provides higher functionality and costs significantly less than radiation-hardened silicon.  The ability to provide radiation-shielded silicon requires expertise in power electronics, circuit design, silicon selection, radiation shielding and high quality assurance testing.

Current worldwide sales of radiation-shielded microelectronics for the satellite market are estimated at more than $200 million annually.

We design, manufacture and market radiation-shielded microelectronics, including power modules, memory modules and single board computers, for the aerospace and military markets.  We design customized microelectronics together with highly adaptable, proprietary, packaging and shielding and other radiation mitigation techniques to allow OEMs to use powerful, low cost, commercial off-the-shelf components protected with the level of radiation shielding required for reliable performance in the environment in which they are to be deployed.

Winding Equipment

Manufacturers of capacitors and lithium batteries require high-speed coil winding machines to assemble their products. Manufacturers of high-quality metalized film capacitors and of lithium primary batteries require highly reliable winding machines capable of high speed, high quality and high yield production of the components.

The current market for winding machines for these applications is estimated to be approximately $40 million per year.

Maxwell, through its acquisition of Montena Components, is a leader in the design and production of precision automated winding machines for metalized film capacitors and lithium batteries, with more than twenty years of experience in the industry. We have engineers with specific expertise in the design and construction of winding machines that reliably can produce high quality components with high-speed and very high yield throughput. We focus on customer applications that require precise production of components with strict product specifications. Our winding equipment not only is capable of producing precise components, but also is designed for high yields and long operating lifetimes.

Manufacturing

With the acquisition of Montena Components, and the divestitures of our non-core computing and glass-to-metal seals businesses in 2002, we have consolidated manufacturing for our power components and systems and microelectronic products into the Company’s principal production facilities located in San Diego, California, and Rossens, Switzerland.

Over the past three years, we have made substantial capital investments to build and outfit state-of-the-art production facilities, including advanced information technology infrastructure, and have implemented new manufacturing and business processes and systems to increase our production capacity and improve efficiency and product quality.        Our production facilities have been designed with flexible overhead power grids and modular manufacturing cells and equipment that allow factory operations to be reconfigured rapidly at minimal expense.  We believe that our manufacturing facilities and resources give us sufficient capacity to meet near term demand for all of our products.

Ultracapacitors

Our objective with all of our BOOSTCAP ultracapacitor products is to be a highly reliable, multi-location, global supplier of these products for customer applications that require high power density in small packages for energy storage and power delivery.

In February 2003, we formed an ultracapacitor manufacturing and marketing alliance in China with Yeong-Long Technologies Co., Ltd., a $200 million per annum manufacturer of electrolytic capacitors, to commercialize our proprietary BOOSTCAP ultracapacitors in China and to position us as a global supplier of ultracapacitors with production facilities in the U.S., Europe and China.

We have installed an automated assembly line at our San Diego production facility to make our small cell ultracapacitors.  This automated line can produce approximately 40,000 to 50,000 small cells per day with very high yields by industry standards.  We produce our large cell ultracapacitors on pilot production lines in our San Diego and Rossens production facilities.  We are designing our large cells to incorporate lower cost materials and facilitate future high-speed automated manufacturing.  In addition to significantly reducing material cost, the new design will reduce the number of components required to make a finished cell and reduces the number of manufacturing process steps to a fraction of those required for previous designs.

High Voltage Capacitors

We produce our high voltage grading and coupling capacitors at our Rossens production facility. We are the only producer that manufactures high voltage capacitors with automated winding and assembly processes. This gives us ample capacity to satisfy customer demand and to produce consistent, high quality and highly reliable products.

Power Systems Products

We assemble and test our power distribution and power conditioning units and solid-state energy storage systems in our San Diego production facility.  We rely on third party suppliers for fabrication and assembly of printed circuit boards, sheet metal enclosures and major subassemblies.

Radiation-Shielded Microelectronics

We produce our microelectronics products at our San Diego facility.  We have reengineered our production processes for radiation-shielded microelectronics, resulting in dramatic improvement in cycle time required to produce and test microelectronics and a significant increase in yield of components that comply with customer-required quality and performance standards.  We believe that we now have ample capacity and top tier manufacturing capabilities for highly reliable, radiation-shielded power modules, memory modules and single board computers for the aerospace and military markets.

Winding Equipment

At our facility in Switzerland, we produce high-speed coil winding equipment that is used to assemble metalized film capacitors and lithium batteries. We have ample capacity to satisfy customer demand. We intend in the future to outsource more of the subassemblies that comprise the equipment that we sell and to focus more of our efforts on design and final integration, calibration and test.

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

Marketing and Sales

Across all our product lines, we market and sell components and systems for integration by OEMs into larger systems and other end products through both direct and indirect sales organizations in North America, Europe and Asia.  Because the introduction of emerging technologies requires customer acceptance of new and different technical approaches, and because many of our OEM customers have rigorous vendor qualification processes, the initial sale for our products can take weeks or months.

Our principal marketing strategy is to cultivate long-term customer relationships by becoming a preferred supplier with an opportunity to compete for multiple supply agreements and follow-on contracts with our key OEM customers.  As these design-in sales tend to be technical and engineering-intensive, we organize customer specific teams composed of sales, engineering, research and development and other technical personnel to work closely with our customers across multiple disciplines to satisfy their requirements for form, fit, function, environment and mechanics.  As time-to-market often is the primary consideration in our customers’ decisions to outsource components or systems and in their selection of a vendor, the initial sale and design-in process frequently evolves into ongoing account management to ensure on-time delivery and responsive technical support and problem solving.

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

Ultracapacitors

Although a number of companies are developing capacitor technology, we have two principal competitors in ultracapacitor or supercapacitor products: Panasonic, a division of Matsushita Electric Industries, Ltd., and EPCOS AG. The key competitive factors are price, performance (energy stored and power delivered per unit volume), form factor, operational lifetime and breadth of product offerings.  We believe that we compete favorably with respect to these competitive factors. Ultracapacitors also compete with other technologies, including high power batteries in power quality and peak power applications, and with flywheels and batteries in back-up energy storage applications.

High Voltage Capacitors

Our principal competitors in the high voltage capacitor markets are in-house production groups of certain of our customers and other independent manufacturers such as the Coil Product Division of Trench Limited in Canada and Europe and Hochspannungsgeräte Porz GmbH in Germany. We believe that we compete favorably with respect to being a consistent, reliable supplier of highly reliable high voltage capacitors, and with respect to our expertise in high voltage systems.

Power Systems Products

The markets for our power distribution and power conditioning products are highly fragmented, with no single dominant participant.  In the medical and industrial markets in which our product offerings are concentrated, we compete with several participants, including Liebert Corporation, OnLine Power, Inc., Teal Electronics Corporation and Controlled Power Corporation.  We believe that we compete favorably in these markets on price, quality and functionality.

Radiation-Shielded Microelectronics

Our radiation-shielded power modules, memory modules and single board computers compete with the products of traditional radiation-hardened integrated circuit suppliers such as Honeywell Corporation, Lockheed Martin Corporation and BAE Systems.  We also have competition from commercial suppliers with product lines that have favorable radiation tolerance characteristics, such as Temic Instruments B.V. in Europe and National Semiconductor and Analog Devices Inc.  Our proprietary radiation shielding technology enables us to provide flexible, low cost radiation protection solutions utilizing the most advanced commercial off-the-shelf electronic circuits and processors.  In that market segment, we compete with high reliability packaging houses such as Austin Semiconductor, Inc., White Microelectronics, Inc. and Teledyne Microelectronics, a unit of Teledyne Technologies, Inc. for monolithic and multichip modules.

Winding Equipment

Our principal competitors in winding machines for metalized film capacitors and lithium batteries are Asian designers and manufacturers. We believe that we compete favorably in the segment of the market that requires precision machines that produce consistent, high quality components with high throughput and very high yields.

Research and Development

We maintain active research and development programs to improve existing products and to develop new products.  For the year ended December 31, 2002, research and development expenditures totaled approximately $8.4 million, compared with $11.5 million and, $8.7 million in the fiscal years ended December 31, 2001 and December 31, 2000, respectively.

In general, our product development focuses on:

•                  designing and producing products that will not fail for the life of the system or end product into which they are integrated;

•                  enhancing the performance of existing products and developing new, technologically advanced products;

•                  developing new products to meet identified market opportunities; and

•                  making our products more compact and less expensive to manufacture to meet the performance, form factor and pricing demands of our customers.

Most of the current research, development and engineering activity for our high reliability products is focused on material sciences, including electrically conducting and dielectric materials, ceramics and radiation tolerant silicon and ceramic composites, to improve performance, reliability, ease of manufacture and cost.  Efforts also are focused on product design for high-volume manufacturing and on manufacturing engineering and manufacturing processes.

The principal focus of our ultracapacitor development activities is to increase power density and delivery and to dramatically reduce cost.  Our ultracapacitor designs focus on low-cost, high-capacity devices in standard sizes ranging from five farad to 2700 farad cells.  Our goal is to penetrate cost sensitive applications at very high volumes (millions of cells per year beginning in 2003 for small cells and in 2005 for large cells).

The principal focus of our high voltage capacitor development efforts is to reduce the weight and size of the capacitors while improving high voltage performance characteristics. We also are directing our design efforts to develop high voltage capacitors for additional applications.

The principal focus of our microelectronics product development activities is on circuit design, shielding and other radiation-mitigation techniques that allow the use of powerful, off-the-shelf commercial silicon components in aerospace and military applications where ultra high reliability is an absolute requirement.

Our power systems design and development efforts have been concentrated on integrating our ultracapacitor technology into an innovative energy storage module to provide a more reliable, compact, lower maintenance alternative to batteries for short-term backup power in uninterruptible power supplies.

The principal focus of our winding machine development efforts is to address particular customer needs based on their capacitor or lithium battery design specifications. We also look to standardize machine platforms and subassemblies to reduce our production costs and lead times.

Intellectual Property

As our businesses expand, we are placing increased emphasis on patents to provide protection for certain key technologies and products.  Our success will depend in part on our ability to maintain our patents, add to them where appropriate, and to develop new products and applications without infringing the patent and other proprietary rights of third parties. As of December 31, 2002, we held 38 issued patents and pending patent applications in the United States relating to our high reliability power and microelectronic products. We routinely secure patents in the United States and corresponding foreign patents in principal countries of Europe and Asia. At present, we do not rely on licenses from any third parties to produce or commercialize our products.

We have patent portfolios covering the technologies associated with our power and microelectronic products.  These patents and patent applications primarily relate to;

•                  the electrode design and cell packaging techniques we use to produce our BOOSTCAP ultracapacitors;

•                  our power conditioning products and ultracapacitor-based solid-state energy storage products; and

•                  the designs for our microelectronics, including technology to protect our microelectronics from radiation.

Our high voltage capacitor products and our winding machines are based on our know-how and trade secrets rather than on patents. In the future we intend to pursue patent protection in these product areas in addition to continued trade secret protection of certain aspects of the products and their production.

Establishing and maintaining proprietary products and technologies is a key element of our success.  Although we attempt to protect our intellectual property rights through patents, trade secrets and other measures, there can be no assurance that these steps will be adequate to prevent misappropriation by third parties, or will be adequate under the laws of some foreign countries, which may not protect our proprietary rights to the same extent as do the laws of the United States.

We use employee and third party confidentiality and nondisclosure agreements to protect our trade secrets and unpatented know-how.  We require each of our employees to enter into a proprietary rights and nondisclosure agreement in which the employee agrees to maintain the confidentiality of all proprietary Company information and, subject to certain exceptions, to assign to the Company all rights in any proprietary information or technology made or contributed by the employee during his or her employment.  In addition, we regularly enter into nondisclosure agreements with third parties, such as potential product development partners and customers.

Backlog

Our backlog for continuing operations as of December 31, 2002 and 2001 amounted to approximately $12.2 million, and $14.6 million, respectively.  Backlog consists of firm orders for products not yet delivered.  We expect to deliver substantially all of our current backlog within 12 months.

Government Regulation

The testing, sale and application of our power products require compliance and certification with a number of U.S. and foreign standards for electromechanical systems, such as Underwriters Laboratories (UL), Canadian Standards Association (CSA) and Committee European (CE).  We incorporate compliance with such standards into the quality assurance protocols in building and testing our and power products.

Because of the nature of our operations and the use of hazardous substances in some of our ongoing manufacturing and research and development activities, we are subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes.

Foreign Sales

Our revenue from customers outside of the United States was $25.1 million, $21.8 million and $25.8 million in the years ended December 31, 2002, 2001 and 2000, respectively.

Significant Customers

Sales to General Electric Medical Systems (GEMS) amounted to approximately 29% of revenues for Maxwell High Reliability segment and 20% of our total revenue for 2002. Maxwell does not have a formal contract with GEMS. Sales to GEMS are made on purchase orders issued month-by-month and are comprised of several different products sold to two different “Modality Groups” which, in effect, are different customers within GEMS. In general Maxwell sells low margin “build to print” products to GEMS, which GEMS has decided to source beginning in 2003 from GEMS affiliates or other companies located in lower cost countries. As a result, we expect to record significantly lower future sales to GEMS.

Employees

At December 31, 2002, we had 285 full-time employees, including 226 in our high reliability power and microelectronic products segment, 42 in our winding equipment segment and 17 on our corporate staff.  None of our employees is represented by a labor union.  We consider our relations with our employees to be good.

Discontinued Operations - PurePulse Technologies

In September 2002, our PurePulse subsidiary suspended operations.  PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals.  Although PurePulse attracted $3 million of equity capital from Millipore Corporation in March 2002, the venture capital and other equity markets deteriorated after that time, and PurePulse was not able to raise additional capital to fund its operations.

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

In December 2001, PurePulse licensed its PureBright® technology to Culligan International Company for certain water purification applications, and in April 2002, it entered into an alliance with Millipore to develop and commercialize PureBright in-flow systems in exchange for future royalties to PurePulse.  We plan to monitor these ongoing relationships, and PurePulse will preserve its intellectual property and technology for a possible future sale.

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

We may not be able to develop or market commercial products successfully, and thus may not be able to achieve or maintain profitability in the future.

Historically, we have relied in part upon government contracts to fund our research and development, and we have derived a significant portion of our revenues from the government sector.  In March 2001, we sold our defense contracting business, and we now generate revenue solely from developing, manufacturing and marketing commercial products, many of which have been developed since 2000.  If we are unable to continue to develop or to market commercial products successfully, we may not achieve or maintain profitability in the future.

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

•                  deliver products that meet our customers’ requirements for quality and reliability;

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

We may experience difficulty in manufacturing our products in increased quantities, outsourcing the manufacturing of our products and improving our manufacturing processes.  If we are unable to manufacture our products in increased quantities, or if we are unable to outsource the manufacture of our products or improve our manufacturing processes, we may be unable to increase sales and market share for our products.  We have limited experience in manufacturing our products in high volume.  It may be difficult for us to achieve the following results:

•                  increase the quantity of the new products we manufacture, especially those products that contain new technologies;

•                  reduce our manufacturing costs to a level needed to produce adequate profit margins; and

•                  design and procure automated manufacturing equipment.

It may also be difficult for us to solve management, technological, engineering and other problems related to our manufacturing processes.  These problems include production volumes and  yields, quality assurance, adequate and timely supply of materials and shortages of qualified management and other personnel.  In addition, we may elect to have some of our products manufactured by third parties.  If we outsource the manufacture of our products, we will face risks with respect to quality assurance, cost and the absence of close engineering support.

Our large cell ultracapacitors designed for automotive and transportation applications may not gain widespread commercial acceptance.

We have designed our large cell ultracapacitor products primarily for use in automotive and transportation applications.  Currently, most of the major automotive companies are pursuing initiatives to develop alternative power sources for cars and trucks and to replace the traditional 12-volt electrical system with a 42-volt system.  We believe our ultracapacitor provides an innovative, alternative power solution for both of these applications and are currently in discussions with several major automotive companies and their suppliers with regard to designing our ultracapacitor into their future products.  However, there are other competing technologies such as nickel metal hydride batteries, combustion engines using alternative fuels and competing ultracapacitors.  We believe that the long-term success of our ultracapacitors will be determined by our ability to outperform the competing technologies and to have our ultracapacitors widely designed into the next generation of the power drive trains in hybrid powered cars and trucks and the first generation of 42-volt electrical systems.  If our ultracapacitors fail to achieve widespread commercial acceptance in this next generation of automotive products, our revenues and growth opportunities will be adversely impacted in future periods and our overall business prospects will be significantly impaired.

We may be unable to produce our large cell ultracapacitors in commercial quantities or reduce the cost of production enough to be commercially viable for widespread application.

If we are not able to produce large quantities of our large cell ultracapacitors in the near future at a dramatically reduced per unit cost, our large cell ultracapacitors may not be a commercially viable alternative to traditional or other alternative energy storage and power delivery devices.  Although we have already begun selling a new type of BOOSTCAP large cell ultracapacitor designed for automotive and transportation applications, we have only produced this ultracapacitor in limited quantities and at a relatively high cost as compared with traditional energy storage and power delivery devices.  We are currently investing significant resources in improving the cell design for higher performance at lower cost and in automating and scaling up our manufacturing capacity to permit us to produce this product in commercial quantities sufficient to meet the needs of our potential customers.  Furthermore, we believe based on discussions with potential customers in the automotive and transportation industry that our ultracapacitors will not provide a commercially viable solution for our customers’ needs unless we are able to reduce the per unit cost dramatically below our current per unit cost.  If we are not successful in the near future to reduce our cost of production and to establish the capability to produce large quantities of ultracapacitors, we may not be able to generate commercial acceptance of, and sufficient revenue from, this product to recapture our significant investment in the development and manufacturing scale-up of this product and our overall business prospects will be significantly impaired.

We have a history of losses and we may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

We have incurred net losses in our last three fiscal years.  In the future, we may experience significant fluctuations in our revenues and we may incur net losses from period to period as a result of a number of factors, including the following:

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

•                  the profit margins on our mix of product sales; and

•                  the dilution, debt, expenses, and/or charges we incur as part of acquisitions we have made or may make.

In addition, we incur significant costs developing and marketing products based on new technologies, and, in order to increase our market share, we may sell our products at profit margins below those we ultimately expect to achieve and/or significantly reduce the prices of our products and services in a particular quarter or quarters.  The impact of the foregoing may cause our operating results to be below the expectations of public market analysts and investors, which may decrease the market value of our stock.

If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEM’s sales timing and volume fluctuates, it would prevent us from achieving increased sales and market share.

Sales to a relatively small number of OEMs, as opposed to direct retail sales to customers, make up a significant percentage of our revenues.  For example, sales to General Electric Medical Systems, or GEMS, accounted for approximately 20% of our total revenues for the fiscal year ended December 31, 2002. We do not have a formal contract with GEMS. Sales to GEMS are made on purchase orders issued on a monthly basis. In general Maxwell sells low margin “build to print” products to GEMS, which GEMS has decided to source beginning in 2003 from GEMS affiliates or other companies located in lower cost countries. As a result, we expect to record significantly lower future sales to GEMS.

Our ability to make sales to OEM customers depends on our ability to compete effectively primarily on price, delivery and quality and the success of GEMS products and programs that use our products. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products of our OEM customers.  Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful.  If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEM’s sales timing and volume fluctuates, it could prevent us from achieving sales.  Our OEM customers typically require a long development and engineering process before incorporating our products and services into their systems and products.  This period of time is in addition to the time we spend on basic research and product development.  As a result, we are vulnerable to changes in technology or end user preferences.

Our opportunity to sell our products to our OEM customers typically occurs at infrequent intervals, depending on when the OEM customer designs a new product or enhances an existing one.  If we are not aware of an OEM’s product development schedule, or if we cannot provide components or technologies when they develop their products, we may miss an opportunity that may not reappear for some time.

Continued poor economic conditions in the United States and abroad may adversely affect our OEM customers and prevent us from achieving sales and profit growth.

Many of our new products are components designed for new products and systems to be introduced to the marketplace by our OEM customers.  Poor economic conditions in 2002 have slowed the introduction of new products by our OEM customers and continued poor economic conditions may adversely affect our ability to market and sell our new products based on new technologies.

Our ability to increase market share and sales depends on our ability to hire and train marketing and sales personnel successfully.

Because many of our products are new, we have limited experience marketing and selling them.  To sell our products, our marketing and sales personnel must demonstrate effectively the advantages of our products over the products offered by our competitors, in addition, we must be able to demonstrate the value of new technology in order to sell new products to existing or new customers.  The highly technical nature of the products we offer requires that we retain and attract adequate marketing and sales personnel, and we may have difficulty doing that in a highly competitive employment market.  Also, as part of our sales and marketing strategy, we enter into arrangements with distributors and sales representatives and depend upon their efforts to sell our products.  Our arrangements with outside distributors and sales representatives may not be successful.

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the industry segments in which we do business.

Our success depends on establishing and maintaining our intellectual property rights.  If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the industry segments in which we do business.  Although we try to protect our intellectual property rights through patents, trademarks, copyrights, trade secrets and other measures, these steps may not prevent misappropriation by third parties.  We have taken steps to protect our intellectual property rights under the laws of certain foreign countries, but our efforts may not be effective to the extent that foreign laws are not as protective as United States laws.  In addition, we face the possibility that third parties might “reverse engineer” our products to discover how they work and introduce competing products.

As our business has expanded, we have emphasized protecting our technologies and products through patents.  Our success depends on maintaining our patents, adding to them where appropriate, and developing products and applications without infringing the patent and proprietary rights of others.  The following risks are involved in protecting our patents:

•                  our patents may be circumvented or challenged and held unenforceable or invalid;

•                  our pending or future patent applications, if any, may not be issued in a timely manner and may not provide the protections we seek; and

•                  others may claim rights in the patented and other proprietary technology that we own or license.

If our patents are invalidated or if it is determined that we, or the licensor of the patent, does not hold sole rights to the patent, we could lose our competitive advantage in the industry segments in which we do business.

Competing research and patent activity in our product areas is substantial.  Conflicting patent and other proprietary rights claims may result in disputes or litigation.  Although we do not believe that our products or proprietary rights infringe third party rights, infringement claims could be asserted against us in the future.  Also, we may not be able to stop a third party product from infringing our proprietary rights without litigation.  If we are subject to such claims, or if we are forced to bring such claims, we could endure time-consuming, costly litigation resulting in product shipment delays and possible damage payments or injunctions that could prevent us from making, using or selling the infringing product.  We may also be required to enter into royalty or licensing agreements as part of a judgment or settlement which could have a negative impact on the amount of revenue derived from our products or proprietary rights.

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

We have recently acquired operations in Switzerland.  Since we are relatively inexperienced in managing our international operations, we may be unable to focus on the operation and expansion of our worldwide business and to manage cultural, language and legal differences inherent in international operations.  In addition, to the extent we are unable to respond to political, economic and other conditions in these countries effectively, our business, results of operations and financial condition could be materially adversely affected.  Moreover, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could increase our tax rates.

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

If we are unable to secure qualified and adequate sources for our materials, components and sub-assemblies we may not be able to make our products at competitive costs and we may have difficulty meeting customer demand, which could damage our relationships with our customers.

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

We may not be able to obtain sufficient capital to expand our business, which could require us to change our business strategy and result in decreased profitability and cause a loss of customers.

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

There can be no assurance that the necessary additional financing will be available to us on acceptable terms or at all.  If adequate funds are not available, we may be required to change or delay our planned product commercialization strategy or our anticipated facilities expenditures, which could result in decreased profitability and cause a loss of customers.

Anti-takeover provisions in our certificate of incorporation and bylaws could prevent transactions that are in the best interest of our stockholders.

Some provisions in our certificate of incorporation could make it more difficult for a third party to acquire control of Maxwell, even if such change in control would be beneficial to our stockholders.  We have a staggered board of directors, which means that our directors are divided into three classes.  The directors in each class are elected to serve three-year terms.  Since the three-year terms of each class overlap the terms of the other classes of directors, the entire board of directors cannot be replaced in any one year.  Furthermore, our certificate of incorporation contains a “fair price provision” which may require a potential acquirer to obtain the consent of our board to any business combination involving Maxwell.  Our certificate of incorporation and bylaws do not permit stockholder action by written consent or the calling by stockholders of a special meeting.

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

Our common stock is traded on the Nasdaq National Market.  The trading volume of our common stock each day is relatively low.  This means that sales or purchases of relatively small blocks of stock can have a significant impact on the price at which our stock is traded.  We believe that factors such as quarterly fluctuations in financial results, announcements of new technologies impacting our products, announcements by competitors or changes in securities analysts’ recommendations could cause the price of our stock to fluctuate substantially.  These fluctuations, as well as general economic conditions such as recessions or higher interest rates, may adversely affect the market price of our common stock.

Item 2.           Properties

We own or conduct our operations in the following major facilities:

Location	Approximate Square Feet	Uses	Leased/Owned
San Diego, California	84,500	Vacant – held for sale	Owned
San Diego, California	45,000	Corporate headquarters; High Reliability segment - R&D, manufacturing; sales and administration	Leased
Rossens, Switzerland	68,620	High Reliability segment - R&D, manufacturing; sales and administration	Leased
Matran, Switzerland	18,800	Winding Equipment segment - R&D, manufacturing; sales and administration	Leased

Item 3.           Legal Proceedings

As of the date of this Form 10-K, we are not engaged in any legal proceedings that we expect will have a material adverse effect on our business, financial condition or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 4.1 Executive Officers of the Registrant

Name	Age	Position

Carlton J. Eibl	42

Chief Executive Officer until succession to Richard Balanson in April 2003 and Director.  Mr. Eibl was appointed a director in July 1998 and named chief executive officer and president in November 1999.  From February 1999 until he formally joined us on December 1, 1999, Mr. Eibl served as president and chief operating officer of Stratagene Corporation, a privately-held biotechnology company.  Mr. Eibl previously held various executive positions with Mycogen Corporation, a publicly-held diversified agribusiness and biotechnology company.  Mr. Eibl joined Mycogen in 1993 as executive vice president.  In 1995, he was appointed president and chief operating officer of Mycogen and in 1997 he became chief executive officer.  The Dow Chemical Company acquired Mycogen at the end of 1998.

Richard D. Balanson	53

President and Chief Operating Officer and, effective as of April 2003, President and Chief Executive Officer.  Dr. Balanson was appointed president and chief operating officer in May 2002. From August 1999 to May 2002, he was a Vice President of Maxwell and President of our former Maxwell Electronic Components Group.  From 1996 until joining Maxwell in August 1999, Dr. Balanson was the president and chief operating officer for 3D Systems, a California-based manufacturer of rapid prototyping equipment.  From 1994 to 1996, Dr. Balanson was the general manager and executive vice president of Maxtor Corporation, and before that was president and chief operating officer of Applied Magnetics Corporation.

James Baumker	52

Vice President, Chief Financial Officer.  Mr. Baumker was appointed a Vice President in July 2001.  From May 2000 to July 2001, he was Vice President of Finance and Administration at our I-Bus/Phoenix subsidiary.  From August 1999 until May 2000, Mr. Baumker was Vice President and Chief financial Officer at Akkadix Corp., a privately held biotechnology company.  From February 1999 until August 1999, he served as Chief Financial Officer of Stratagene Corporation, a privately-held biotechnology company.  Mr. Baumker previously held various executive positions with Mycogen Corporation, a publicly-held diversified agribusiness and biotechnology company.  Mr. Baumker joined Mycogen in 1987 as corporate controller.  In 1995, he was appointed Vice President and Chief Financial Officer of Mycogen.

Richard Smith	61

Executive Vice President, Strategic Business Development and Secretary. Mr. Smith was appointed Executive Vice President in December 2002. From 2000 through 2002, he was Senior Vice President of Business Development of our former Electronic Components Group. From 1994 to 2000, Mr. Smith held a variety of management positions within Maxwell’s subsidiaries. Prior to 1994, Mr. Smith held a variety of executive positions at Teledyne, including President of its microwave, electronics, micronetics and kinetics business and vice president of engineering and programs for the aeronautics business. Mr. Smith has held other senior management positions in engineering, sales and business development in the electronics industry during his 40 years of experience.

PART II

Item 5.           Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been quoted on the Nasdaq National Market under the symbol “MXWL” since 1983.  The following table sets forth the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

High

Low

Year Ended December 31, 2001	First Quarter	$22.56	$14.00
	Second Quarter	22.30	14.30
	Third Quarter	22.50	5.81
	Fourth Quarter	11.70	6.80

Year Ended December 31, 2002	First Quarter	11.48	8.75
	Second Quarter	14.50	7.42
	Third Quarter	8.50	4.05
	Fourth Quarter	7.80	5.20

The last reported sale price of common stock on the Nasdaq National Market on March 7, 2003, was $6.77 per share.  As of March 5, 2003, there were 470 holders of record of the Company’s Common Stock.

We currently anticipate that any earnings will be retained for the development and expansion of our business and, therefore, we do not anticipate paying dividends on our Common Stock in the foreseeable future.  In addition, under our bank credit agreement, neither we nor any of our subsidiaries may, directly or indirectly, pay any cash dividends to our stockholders.

Item 5a. Sale of Unregistered Securities

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

In January 2002, we adopted a plan to complete merger transactions between Maxwell and our Electronic Components Group subsidiary and our I-Bus/Phoenix subsidiary whereby all of the minority shareholdings and options in such subsidiaries would be converted to shares and options of Maxwell. On April 15, 2002, these merger transactions resulted in the issuance of 565,000 shares of common stock. In February 2002, PacifiCorp Energy Ventures, Inc., the largest minority shareholder in the Electronic Components Group, exchanged its preferred shares of the Electronic Components Group for 518,000 common shares of Maxwell pursuant to its right under the original investment agreement. The shares issued in the merger transactions and the shares issued to PacifiCorp are considered restricted securities and cannot be resold except under an effective registration statement or pursuant to an exception for the registration request.

Item 6.           Selected Financial Data

	Years Ended July 31,		Period Ended December 31,	Years Ended December 31,
	1998	1999	1999	1999*	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Continuing Operations:
Sales	$78,014	$102,878	$36,863	$103,611	$102,347	$77,856	$57,965
Income (loss) from continuing operations	1,423	3,939	(5,815)	46	(16,291)	(8,221)	(35,324)
Discontinued operations, net of taxes	(3,130)	7,129	(7,276)	(299)	(26)	(4,696)	(4,832)
Net income (loss)	$(1,707)	$11,068	$(13,091)	$(253)	$(16,317)	$(12,917)	$(40,156)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.17	$0.42	$(0.61)	$—	$(1.66)	$(0.82)	$(2.88)
Loss from discontinued operations	(0.37)	0.76	(0.76)	(0.03)	-	(0.47)	(0.39)
Net income (loss)	$(0.20)	$1.18	$(1.37)	$(0.03)	$(1.66)	$(1.29)	$(3.27)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.16	$0.40	$(0.61)	$—	$(1.66)	$(0.82)	$(2.88)
Loss from discontinued operations	(0.35)	0.72	(0.76)	(0.03)	(0.01)	(0.47)	(0.39)
Net income (loss)	$(0.19)	$1.12	$(1.37)	$(0.03)	$(1.67)	$(1.29)	$(3.27)

	July 31,			December 31,
	1998	1999		1999*	2000	2001	2002
Consolidated Balance sheet Data:
Total assets	$100,200	$113,486		$98,151	$122,109	$85,704	$71,380
Cash, cash equivalents and short-term investments	$20,934	$7,948		$2,885	$2,686	$25,559	$11,091
Short-term debt	$—	$—		$—	$22,754	$—	$—
Long-term debt including current portion	$2,462	$3,688		$474	$—	$6,000	$2,975
Stockholders equity	$80,153	$97,168		$84,416	$69,754	$59,731	$49,951
Shares outstanding	9,210	9,557		9,664	9,877	10,168	13,726

*unaudited

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2000 and 2001 we converted Maxwell from primarily an engineering and physics services company for the U.S. military and other governmental customers to a product driven commercial enterprise with predominantly commercial, as opposed to military and governmental, customers. This conversion involved the hiring of new personnel, restructure and divestiture of businesses, building and outfitting new factories and the development and introduction of new products.

Beginning at the end of 2001 and continuing in 2002, our target telecommunications markets for our I-Bus Computing Systems business and our microelectronics business collapsed. During this same timeframe, we experienced a longer cycle than we had expected in getting our ultracapacitors designed into end products and having the end products go into commercial production.

These negative market forces impacted us at the same time that we were completing the rebuild and conversion of the Company as a product driven commercial enterprise. The result was that our cost structure and production capacity was well in excess of our immediate revenue opportunities.

We responded by tightly focusing our strategy and product lines around high reliability products. In the second half of 2002, we initiated a series of steps to intensify the focus on our strategy and to exit non-strategic businesses:

•                  In July 2002, we acquired Montena Components, a Swiss manufacturer and marketer of ultracapacitors, high voltage capacitors and battery and capacitor winding equipment.  This acquisition brought to Maxwell additional power business focused on high reliability components and additional design and production capabilities that enhance Maxwell’s profile as a reliable, global supplier.  Montena Components is located in Rossens, Switzerland, near major automotive and industrial development and manufacturing centers in Germany, France and Italy.

•                  In September 2002, we suspended the operations of our PurePulse Technologies subsidiary, which had been developing pulsed-light purification systems.  We are preserving PurePulse’s intellectual property for a possible future sale.

•                  In September 2002, we sold the computing systems business of our I-Bus/Phoenix subsidiary. Although that business had a strategic focus on high reliability/high availability computer servers, the markets for such systems, particularly telecommunications, had deteriorated so dramatically that we concluded that near-term growth prospects for our computing systems business were limited.

•                  In September 2002, we sold our non-core TeknaSeal glass-to-metal seals business for cash. Also, in December 2002, we sold a small power factor correction product line that did not fit our high reliability strategy.

•                  During the third quarter of 2002, we began integrating the power systems business of I-Bus/Phoenix into our Electronic Components Group.  Our current power systems products address the high reliability and power quality requirements of our medical imaging and industrial automation systems OEM customers.  New power system products scheduled for introduction in 2003 incorporate our ultracapacitor and other proprietary power electronics technologies to address high reliability back-up power applications in the industrial market.

•                  In early 2003, we completed the integration and relocation of our power systems business into our principal manufacturing facility in San Diego, California, and vacated and listed for sale the company-owned facility that formerly housed the North American operations of I-Bus/Phoenix.  This consolidation allows more efficient use of our remaining facilities and personnel, and the sale of the vacated facility will provide the Company with additional cash resources.

•                  Also in early 2003, we formed an ultracapacitor manufacturing and marketing alliance in China with Yeong-Long Technologies Co., Ltd., a $200 million per annum manufacturer of electrolytic capacitors, to commercialize our proprietary BOOSTCAP ultracapacitors in China and to position us as a global supplier of ultracapacitors with production facilities in the U.S., Europe and China.

With the completion of these actions, virtually all of Maxwell’s revenue now is derived from the sale of power and microelectronic products and winding equipment, and the Company’s internal operations are concentrated in two primary facilities, one in San Diego, California, and the other in Rossens, Switzerland.

Business Segments

After the acquisition of Montena Components and the dispositions of our I-Bus computing systems business and TeknaSeal glass–to–metal seals business, which were completed during the third and fourth quarters of 2002, the Company’s businesses were organized into two segments, the High Reliability segment and the Winding Equipment segment. The High Reliability segment contains our high reliability power and microelectronic products, which currently include:

•                  Ultracapacitors for electrical energy storage and delivery of peak power for a variety of applications

•                  High voltage grading and coupling capacitors used in electric utility infrastructure, high voltage laboratories and other applications involving transport, distribution and measurement of high voltage electrical energy

•                  Power distribution and conditioning modules for integration into larger medical imaging and other industrial systems for delivery of consistent high quality power

•                  Radiation-shielded microelectronics, including power modules, memory modules and single board computers for aerospace and military applications

The Winding Equipment segment makes winding machines and automated assembly lines used to manufacture metalized film capacitors and lithium batteries.

Prior to the sale of its computing systems business at the end of the third quarter of 2002, the Company’s I-Bus/Phoenix Power and Computing Systems segment designed, manufactured and marketed applied computing systems and power distribution and power conditioning systems mainly to OEMs serving the telecommunications, industrial automation, broadcasting and medical imaging markets. The power distribution and conditioning systems now are part of our High Reliability segment. The restated I-Bus Computing Systems segment consists only of the computing business, which was sold in September 2002.

In June 2001, the Company sold substantially all of the assets (except for accounts receivable), liabilities and business operations of its Sierra KD Components business in Carson City, Nevada (“Sierra”). Sierra manufactured and commercialized ceramic filter capacitors with wire feedthroughs for implantable medical devices and ceramic capacitors for aerospace and commercial applications. On September 30, 2002, the Company sold its non- core TeknaSeal glass-to-metal seals business in Minneapolis, Minnesota. Both of these businesses, which were previously reported as part of the former Electronic Components segment, have been classified into a segment for reporting purposes called the Sierra and TeknaSeal segment.

Results of Operations

Sales

Our consolidated sales for 2002 were $58 million, a decrease of $19.9 million, or 26%, from 2001.  Sharp declines in the sale of telecommunications equipment and continued weakness in the satellite and other industrial markets served by the Company negatively impacted reported results.  Sales increased from the acquisition of Montena Components in July of 2002, contributing approximately $8 million of revenue for the remainder of 2002, and decreased due primarily to the impact on our sales from the declines in the markets mentioned above and to the divestitures of I-Bus Computing Systems and TeknaSeal in September 2002.  Excluding the acquisition and the divestitures, our 2002 sales decreased $7.4 million or 19% compared to the same lines of business in 2001 primarily due to a decrease in sales of power products in the medical imaging market.

In 2001, our consolidated sales were $77.9 million, down $24.5 million, or 24%, from 2000.  I-Bus Computing Systems sales declined $24.8 million, or 51% due to the conclusion of its computer supply contract with Siemens ElectroCom and weakness in other industrial and telecommunications markets.  Sales declined $4.6 million due to the divestiture of Sierra in June 2001.  Excluding sales by I-Bus Computing Systems and Sierra, our sales increased $4.9 million, or 12%, due primarily to strong demand in 2001 for our power systems in the medical imaging market.

Segment Sales – 2002 vs. 2001

Maxwell High Reliability:  For the year ended December 31, 2002, sales increased $0.7 million, or 2%, to $40.1 million from $39.4 million for the year ended December 31, 2001.  The acquisition of Montena Components in July 2002, which contributed an $8.1 million increase, and modest increases in microelectronics and BOOSTCAP ultracapacitors were offset by a decrease in sales of power products in the medical imaging market.

Outlook for 2003:  We expect year-to-year revenue growth in 2003 compared with 2002, led by significant growth in ultracapacitor revenues. Increased ultracapacitor revenues will be partially offset by an expected decline in revenues from our other high reliability products. We expect a decline in power systems revenue as we transition our product mix to high margin proprietary designs and away from low margin build-to-print systems. We supply most of our low margin build to print power system products to GE Medical Systems, who has decided to source these products from affiliates or other companies located in low cost countries. As a result, we expect to record significantly lower future sales to GE Medical Systems. Revenues from our high voltage capacitors and our microelectronics are expected to decline in 2003 compared to 2002 because of anticipated weakness in the utility infrastructure and, separately, the satellite industries.

Winding Equipment:  For the six-month period from our purchase of Montena in July 2002 and ending December 31, 2002, sales were $3.6 million.

Outlook for 2003:  We believe that, when compared to annualized 2002 revenues, 2003 revenues will grow due to expected increased demand for winding machines used to produce metalized thin film capacitors and lithium batteries.

I-Bus Computing Systems:  For the year ended December 31, 2002, sales decreased $13.1 million, or 54%, to $11 million from $24.1 million for the year ended December 31, 2001.  We sold I-Bus Computing Systems in September 2002.  The computing systems business was focused on high reliability, high availability computers and the markets for such systems, particularly telecommunications, deteriorated dramatically during the year, which negatively impacted results of operations.

Sierra and TeknaSeal:  For the year ended December 31, 2002, sales decreased $11.1 million, or 77%, to $3.3 million from $14.4 million for the year ended December 31, 2001 due primarily to the sale of Sierra in June 2001 and the TeknaSeal business in September 2002.

Segment Sales – 2001 vs. 2000

Maxwell High Reliability: For the year ended December 31, 2001, sales increased $3.9 million, or 11%, to $39.4 million from $35.5 million for the year ended December 31, 2000.  Power product sales increased $9.8 million, mainly in the medical imaging market, but were offset by decreases in microelectronics and ultracapacitors due to a decline in the commercial satellite market, primarily related to the deterioration in telecommunications and delays in the adoption of ultracapacitors in automotive and consumer electronics markets.

I-Bus Computing Systems: For the year ended December 31, 2001, sales decreased $24.8 million, or 51%, to $24.1 million from $48.9 million for the year ended December 31, 2000.  The decreases were due primarily to the conclusion of a computer supply contract with Siemens ElectroCom and weakness in other industrial and telecommunications markets.

Sierra and TeknaSeal:  For the year ended December 31, 2001, sales decreased $3.6 million, or 20%, to $14.4 million from $18 million for the year ended December 31, 2000 due primarily to the sale of Sierra in June 2001.  Although revenues at TeknaSeal increased $1 million, this increase was more than offset by reduced revenue as a result of the sale of Sierra in June 2001.

Total Costs and Expenses

Cost of sales was $51.1 million in 2002, a decrease of 23% from 2001.  In 2001, cost of sales was $66.6 million, compared with $80.2 million in 2000.  Cost of sales as a percent of net sales was 88%, 86% and 78% in 2002, 2001 and 2000, respectively.  Gross profit margins have been negatively impacted by the downturn in the general economy and, in particular, the telecommunications equipment, satellite and other industrial markets served by the Company.  This resulted in inventory charges for excess and obsolete inventory and under-utilized production facilities.

Outlook for 2003:  During the second half of 2002, we significantly reduced our fixed production costs primarily through consolidating U.S. production into one facility in San Diego. We have also reallocated resources to improve quality, cycle times, yields and reduce material costs. We expect gross margins to improve quarter over quarter in 2003 as a result of these initiatives and improved revenue mix.

Selling, General and Administrative (SG&A) expenses were $18.1 million in 2002, a decrease of 19% from 2001.  In 2001, SG&A was $22.5 million, compared with $25.7 million in 2000.  SG&A as a percent of net sales was 31%, 29% and 25% in 2002, 2001 and 2000, respectively.  Although we have dramatically reduced SG&A costs and improved efficiencies in response to market conditions, SG&A as a percent of sales has increased because of lower product revenues.

Research and development (R&D) expenses were $8.4 million in 2002, a decrease of 27%, which is mainly attributable to reductions in, and the sale of, I-Bus Computing Systems. In 2001, R&D was $11.5 million, compared with $8.7 million in 2000.  R&D as a percent of net sales was 15%, 15% and 9% in 2002, 2001 and 2000, respectively.

Outlook for 2003:  SG&A plus R&D totaled approximately $5 million during the just completed fourth quarter of 2002.  Although we will increase R&D funding for our BOOSTCAP ultracapacitors and new products, such as our energy storage modules that contain BOOSTCAP ultracapacitors, we expect total spending for SG&A and R&D on a quarterly basis to be comparable to our fourth quarter 2002.

Acquisitions, Divestitures, Restructuring and Other

In July 2002, we acquired Montena Components, a provider of ultracapacitors and high voltage capacitors to OEM customers and automated winding equipment used to produce capacitors and lithium batteries, for $3 million in cash and 2.25 million common shares of Maxwell.  This acquisition brought additional high reliability power business focused on ultracapacitors and high voltage capacitors and additional design and production capabilities that enhance our profile as a reliable, global supplier.

Net (gain) loss on sale of businesses, were $6.5 million in 2002 and ($39.1) million in 2001.

In September 2002, we sold the I-Bus Computing Systems business for $7.0 million in debt and certain other consideration.  In order to position the business for sale, we incurred $1.5 million in restructuring charges related mainly to severance.  We also incurred $7.6 million in charges related to goodwill impairment and other asset write-downs related to that business.  The loss on the disposition totaled $7.0 million as we fully reserved for the note due to risks of collectability.

In September 2002, we also sold our non-core TeknaSeal glass-to-metal seals business for $5.5 million in cash, of which $1 million is held in an escrow account that is expected to be released to the Company ratably over the next four calendar quarters.  Approximately $0.4 million of the $5.5 million proceeds is payable to certain former employees of TeknaSeal.  We recorded a net gain of $0.2 million in the fourth quarter of 2002 and expect to record additional gains as funds are released to us from escrow.

In June 2001, we sold the Sierra business for $46.9 million in cash.  The Company retained accounts receivable as of the acquisition date, which amounted to $2.5 million.  We recorded a net pre-tax gain of $39.1 million in 2001.

Restructuring charges were $1.6 million in 2002 and $2.3 million in 2000.  In 2002, the restructuring charges related mainly to restructuring I-Bus Computing Systems and our actions to position that business for sale.  In the first half of 2002, I-Bus/Phoenix introduced new applied computing products that had been developed in 2001. However, the market for applied computing products, particularly in telecommunications, deteriorated throughout 2002. The Company responded to the poor market conditions for computing systems and other capital goods by restructuring I-Bus/Phoenix.  In June 2002, the Company began implementing the restructuring plan and recorded restructuring charges of $0.7 million.  In addition, the Company also determined that certain components in inventory had been adversely impacted.  Accordingly, the Company recorded an inventory charge of $3.0 million for certain excess and obsolete raw material components and finished goods.  This charge is included in Cost of Sales.  During the third fiscal quarter of 2002, the Company decided to sell the applied computing business of I-Bus/Phoenix to a new company organized by former I-Bus/Phoenix senior managers.  In preparation for the sale and to configure the I-Bus/Phoenix computing business to be self-supporting, I-Bus/Phoenix consolidated all production of the applied computing products to its facility in Tangmere, United Kingdom, and reduced worldwide personnel.  As a result of this plan, the Company recorded additional restructuring charges of $0.9 million during the quarter ended September 2002. The unpaid restructuring balance of $0.4 million at December 31, 2002 is expected to be paid during the first quarter of 2003.

During 1999 and 2000 the Company had undertaken various actions to consolidate its facilities and reduce its cost structure.  As a result, the Company recorded restructuring $2.3 million in charges in the year ended December 31, 2000.  These charges include severance costs related to a reduction in workforce, which impacted all segments and classes of employees, and the closure and combination of certain facilities.

Amortization of goodwill was $1.2 million and $0.6 million in 2001 and 2000 respectively.  In connection with the adoption of FAS 142, the amortization of goodwill was discontinued beginning with fiscal 2002.

Fixed asset impairments were $2.3 million in 2002 and $0.9 million in 2000. Impairment charges recorded in 2002 are related to fixed assets associated with the I-Bus Computing Systems business that were abandoned and computers and computer systems infrastructure directly related to supporting I-Bus Computing Systems business. The impairment also includes fixed assets associated with transformer and harness production for the power systems group. Production of transformers and harnesses has been outsourced. Impairment charges recorded in 2000 are related to the write-off of leasehold improvements and other fixed assets that were abandoned due to the consolidation of factories.

Goodwill impairments were $5.3 million in 2002 and $4.8 million in 2000. Impairment charges recorded in 2002 are related to disposition of the I-Bus Computing Systems business. Goodwill impairment charges recorded in 2000 are related to goodwill originally recorded in conjunction with the acquisition of Phoenix Power. Maxwell Technologies acquired Phoenix Power in March 1998 for $4 million. The terms of the agreement provided for additional contingent purchase price based upon the financial performance of Phoenix Power following the acquisition through February 28, 2000. In January 2000, the Company paid additional consideration of $5 million, which was recorded as additional goodwill. This additional consideration was based on a projection made by the Company in December 1999 that Phoenix Power would provide at lease $1.6 million in adjusted pre-tax income for the 12-month period ended February 2000. Subsequent reviews of actual results revealed that the adjusted pre-tax income was closer to $0.5 million, which was below the threshold for any additional consideration per the acquisition agreement. However, the agreement did not provide for a return of the additional consideration. Based on these facts and revised lower full year projections, we requested and received a third party appraisal, which determined that an impairment existed and, accordingly, the Company reduced the goodwill by $4.8 million.

Investment impairment of $0.5 million recorded in 2001 relates to Maxwell’s ownership of approximately 1% of a privately held company involved in support services in the areas of information technology, system and software integration and engineering and technical services under contract with various government agencies. Upon review of its annual financial statements and discussions with its CFO, we were informed that the company had a negative net worth and had decided to restructure its operations to discontinue its information technology and software integration and engineering businesses and focus only on government contracting. Based on these facts and the uncertainty surrounding its ability to return to profitability, we concluded that the investment was impaired and we fully reserved for the investment.

Amortizations of other intangibles was $0.5 million in 2002 and relates to the amortization of customer backlog acquired in conjunction with the acquisition of Montena Components and the amortization of ultracapacitor intellectual property that was recorded in conjunction with the merger of the Electronic Components Group, a majority owned subsidiary, into Maxwell through the purchase of shares not owned by the Company.

In conjunction with I-Bus Computing System’s acquisition of Gateworks Corporation in 2000, we recorded a charge of $0.5 million for the write-off of in-process technology.

Minority interest in net loss of subsidiaries was $0.2 million, $0.7 million and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.  During the first quarter of 2002, the Company acquired all of the outstanding minority interests, including stock options, of its majority-owned subsidiaries, except for PurePulse Technologies (see Discontinued Operations below), in exchange for shares and options in Maxwell.

Interest (income) expense, net was $(42,000), $0.6 million and $1.2 million for the years ended December 31, 2002,

2001 and 2000, respectively.  The Company used proceeds from the sale of businesses to pay down debt and the excess was invested in high quality short-term marketable investments.

Income (Loss) From Continuing Operations Before Taxes

Income (loss) from continuing operations before taxes was $(35.5) million, $14.8 million and $(22.6) million in 2002, 2001 and 2000, respectively.  For comparative purposes, the following discussion of segment earnings (losses) exclude restructuring charges, other deductions, net and (gain)/loss on sale of businesses.

Maxwell High Reliability losses were $6.2 million in 2002 compared to $11.5 million in 2001.  The change was due to an improved product mix and significant cost reductions.  The acquisition of Montena Components contributed $0.6 million to the year-to-year change.  In 2001 the loss increased by $4.5 million to $11.5 million from $7 million in 2000.  The increase was due to unfavorable product mix as high margin sales of microelectronic products decreased and low margin, build-to-print power systems recorded a significant increase.

Outlook for 2003:  We expect to achieve full year profitability for this segment due to the full year impact of the acquisition of Montena Components, the consolidation of factories in San Diego and expected growth in our BOOSTCAP ultracapacitor revenues.  The Winding Equipment segment, which was part of our acquisition of Montena Components, is expected to produce full year positive earnings.

I-Bus Computing Systems, which was disposed of in September 2002, recorded losses of $11 million for the nine-month period compared to $10 million for the full year 2001 and $0.8 million for 2000.  This business was significantly impacted by the economic downturn in general and the deterioration in the telecommunications sector.  Existing OEM contracts that started to expire in 2000 and early 2001 were not replaced.  Uncertainty as to future prospects led to the decision to sell this business.

Sierra and TeknaSeal, which were sold in June 2001 and September 2002, respectively, generated combined earnings of $1 million, $2 million and $0.3 million in 2002, 2001 and 2000, respectively.  These component businesses, although profitable, served niche markets with limited growth potential.  Our assessment was that we could maximize value to Maxwell through a sale rather than through continuing their operations.

Provision (Credit) For Income Taxes

For the year ended December 2002, our tax credit of $0.1 million included a foreign expense of $0.1 million. The tax provision recorded by Montena Components was offset by a refund of U.S. taxes paid in 2001 of $0.2 million.  The valuation allowance increased by 12.9 million.  We had net deferred tax assets before our valuation allowance of approximately $31.3 million at December 31, 2002, which relate primarily to net operating loss carryforwards and tax credits.

The 2001 tax provision reflects a reduction in deferred tax assets used to offset taxable income and an increase in the valuation allowance of $18.3 million to fully reserve for our deferred tax assets.  During the fourth quarter of 2001 a valuation allowance of $13.5 million was recorded to fully reserve cumulative deferred tax assets recorded through December 31, 2001. The valuation allowance was established as realizability of the deferred tax assets was no longer assessed by management as being more likely than not.

The credit for income taxes for the year ended December 31, 2000 reflected our expected world-wide tax rate for that year.  The effective tax rate was reduced by the fact that no tax credit was provided for the $4.8 million charge recorded to reduce the carrying value of goodwill since that amount will never be deductible for tax purposes.

Discontinued Operations

Discontinued operations are comprised of our Government Systems and PurePulse subsidiaries, as well as certain other smaller businesses divested in 2000. In connection with the Company’s decision in 2000 to focus the future of the Company on the Electronic Components Group and I-Bus/Phoenix, the Company sold its high voltage wound film capacitors and high voltage power supplies business and its time card and job cost accounting software business.  In addition, the Company offered for sale its defense contracting business and decided to seek strategic alternatives for its PurePulse Technologies, Inc. subsidiary.  Accordingly, both the defense contracting business and PurePulse, each of which was previously classified as a separate segment, and the high voltage wound film capacitors and high voltage power supplies business and its time card and job cost accounting software business, have been classified as discontinued operations for financial reporting purposes.

The loss from discontinued operations was $4.8 million in the year ended December 31, 2002, compared with a loss of $4.7 million for the year ended December 31, 2001 and $26,000 for the year ended December 31, 2000.

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

The loss from discontinued operations was $4.7 million in the year ended December 31, 2001, compared to a loss of $26,000 for the year ended December 31, 2000. In March 2001, we sold the Government Systems Division for cash and recorded a gain of $1.1 million, net of $2.7 million provision mainly related to ongoing lease obligations. As of December 31, 2002, remaining lease obligations, which expire in April 2006, were $2.0 million and the related provision was $0.8 million.

Loss from operations of these discontinued businesses was $5.8 million in the year ended December 31, 2001, compared to $2.9 million for the year ended December 31, 2000. Included in the loss for 2001 is a charge to the tax provision of $2.5 million for recording a valuation allowance.

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

Liquidity and Capital Resources

Cash used by operating activities in the year ended December 31, 2002, was approximately $9.0 million, as compared to $17.3 million in the year ended December 2001. In 2002, the use of cash primarily was attributable to operating losses, including restructuring related cash expenses for our continuing operations, which for most of 2002 included I-Bus Computing Systems. Cash used in discontinued operations, which included PurePulse and residual leases and other obligations of divested businesses, in the year ended December 31, 2002 was $4.1 million, as compared to $9.7 million in the year ended December 31, 2001. Capital expenditures for the years ended December 31, 2002 and 2001 were $1.8 million and $6.2 million, respectively. Cash of $3.0 million was used in the Company’s third fiscal quarter as part of the purchase price for Montena Components. Capital expenditures for 2003 is not expected to exceed $2.8 million, which is approximately equal to our annual depreciation and amortization charges.

During 2001 and 2002, the Company financed operating losses with term debt, as described under the heading “New Bank Credit Agreement” below, and the sale of non-strategic businesses. In the year ended December 31, 2001, we received $46.9 million and $20.7 million of cash in connection with, respectively, the sale of our Sierra and Government Systems businesses. These funds were used to pay down debt of $22.8 million and to fund continuing and discontinued operations. On the first day of our fourth fiscal quarter of 2002, we sold TeknaSeal for approximately $5.1 million net cash to Maxwell, of which $1 million is held in an escrow account and will be paid upon TeknaSeal achieving certain revenue benchmarks in 2003. We used a portion of these proceeds to prepay $2.8 million of our bank term loan, which reduced the outstanding term loan to $3.0 million.

Maxwell Technologies, SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right to receive back the advance if the product is not delivered by a specific date. As of the end of December 2002 we had issued guarantees of $0.3 million related to these product arrangements, most of which we expect to ship to customers in the first quarter of 2003.

During the quarter ended September 2002, we suspended the operations of PurePulse, sold I-Bus Computing Systems and started consolidating our power systems business and corporate headquarters into our leased facility in San Diego, which contains our ultracapacitor and microelectronic high reliability business. We also decided to offer for sale our 85,000 sq ft owned facility that housed I-Bus Computing Systems North American operations and administration. These actions, combined with the acquisition of Montena, are consistent with our strategy to focus on high value, high reliability power and microelectronic products and to structure the Company’s operations to be self-supporting on product revenues in the near future.

At present, we expect that future cash flows from operations combined with our existing cash balance, will be adequate to fund our capital equipment and working capital requirements and operating losses for more than the next twelve months. We also expect within the next twelve months to complete the sale of our owned facility in San Diego, which we expect will add significantly to our cash reserves.

Although we believe we have adequate cash on hand and future cash flows to meet our cash requirements, a decrease in revenues would cause continued losses and negative cash flows from operations. Therefore, the Company may need to seek additional financing in the future. Although we cannot predict with any certainty as to if or when we might need additional financing, we believe such financing would not be required for the next twelve months. If the Company needs additional financing, there can be no assurance that such financing will be available on acceptable terms or at all. In addition, if the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company may have to initiate measures to raise cash through asset sales, additional debt or equity issuances and/or curtail operations. Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investments would have a material adverse effect on the Company.

Bank Credit Agreement

Our Maxwell Europe subsidiary, previously named Maxwell Technologies, SA, has a bank credit agreement with two Swiss banks. Borrowings under the credit agreement bear interest at the bank’s prime rate plus 1.0%. Under the credit agreement, we also are eligible to borrow fixed term loans at LIBOR rate plus 2.5% with repayment terms extending beyond one month from the date of funding. The interest rate was 6.5% at December 31, 2002. Borrowings under the credit agreement are secured by the assets of Maxwell Europe and there are no loan covenants. As of December 31, 2002, there were no amounts outstanding under the credit agreement, $0.3 million assigned to letters of guarantee and an available borrowing balance of $3.3 million.

In February 2001, we entered into a Loan and Security Agreement with Comerica Bank-California. The Loan and Security Agreement, as amended, consists of a term loan secured by a deed of trust as well as certain other collateral. The term loan bears interest, at our option, at the bank’s reference rate plus .5%, or cost of funds plus 2.25%. The interest rate was 4.75% at December 31, 2002. The principal is amortized monthly over 20 years with the balance due December 31, 2004. We may prepay the term loan at any time. We prepaid $2.8 million of the term loan on November 13, 2002 and currently have an outstanding principal balance of $3.0 million.

The Loan and Security Agreement , as amended, contains covenants restricting our ability to, among other things:

•                  Sell or dispose of any part of our business, other than sales in the ordinary course of business, where sales proceeds exceed $2 million.

•                  Engage in any business other than the businesses currently engaged in.

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

•                  Pay dividends.

•                  Incur liens except for liens securing amounts under the Loan and Security Agreement.

The Loan and Security Agreement , as amended, also requires us to maintain a minimum tangible net worth of $24 million.

As of the filing date of this Form 10-K we are in compliance with all covenants.

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

PurePulse, which is classified as discontinued operations, has minority equity investors. These investors are former strategic partners, former employees who were issued shares when PurePulse originally was incorporated and former employees who have exercised stock options in that entity. As of December 2002, minority investors owned approximately 19% of the outstanding stock of PurePulse.

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

Revenue Recognition

For the current year, substantially all of our revenue is derived from the sale of manufactured products directly to customers. In general, revenue is recognized at the time the product is shipped unless specific terms require otherwise. In general, we do not offer discounts and there is no right of return. However in prior years certain continuing and discontinued segments recorded revenue from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized as costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in additional losses in excess of estimated provisions.

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

Excess and Obsolete Inventory

We value inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with current and committed inventory levels. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards.  In addition price competition is intense and significant price erosion generally occurs over the life of a product. We have recorded significant charges for reserves in recent periods due to changes in market conditions. It is possible that changes in reserves may be required due to changing market conditions, or that judgments as to ultimate realization may be incorrect.

Assets Held for Sale and Remaining Lease Obligations

The building formerly occupied by I-Bus/Phoenix, Inc., which is classified as held for sale, is carried at historical cost. The Company believes that, based on analysis prepared by the listing agent, the fair value is in excess of the carrying value. Changes in market conditions or other factors may ultimately result in realizing less than the carrying value.

Also, the Company has estimated the remaining liability associated with remaining lease obligations recorded in Discontinued Operations (see discussion of Discontinued Operations).  In making these estimates, we assessed commercial real estate markets and made estimates as to how and when we will be able to either sub-lease, terminate or buy out our remaining lease obligations.  Commercial real estate markets have been depressed due to poor economic conditions and spending reductions by businesses and government agencies and there can be no guarantee that we will be able to conclude these lease obligations for the amounts that we have accrued.

Loss in the Sale of the I-Bus Computing Systems Business

The Company fully reserved for the $7 million note received in exchange for the I-Bus Computing Systems business due to the uncertainty as to its collectability. Future collections would result in recognizing gains.

Long-Lived Assets and Goodwill

Long-lived assets such as property, plant and equipment and other intangible assets are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the long-lived asset may not be recoverable. If the Company determines that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of fair value are reasonable; however changes in business circumstances or estimates of cash flows and fair value could materially impact reported results.

In assessing the recoverability of goodwill, which is completed annually, we make assumptions regarding future cash flows and other factors to determine the fair value. In addition, we periodically have independent appraisals of the business segments performed and compare the fair value to the carrying value. If these estimates or their related assumptions change in the future, we may be required to record impairment charges. Goodwill associated with the I-Bus Computing Systems was written off in conjunction with the disposition of that business. The remaining goodwill is mainly attributable to the acquisition of Montena Components, which was completed in July 2002. Our analysis, which was completed early in the fourth quarter of 2002, was based on the determination that circumstances since the recently completed acquisition of Montena had not materially changed and the Company’s fair value at that date was significantly in excess of the carrying value of its assets including goodwill.

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income within the next two years in order to realize the benefit of the deferred tax assets. In 2001, the Company determined that it was appropriate to record a valuation allowance which continued in 2002 against its deferred tax assets based on its recent history of losses. The deferred tax assets are still available for the Company to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to the Company’s effective tax rate.

Inflation and Changes in Prices

Generally, we have been able to increase prices to offset inflation-related cost increases in our continuing operations.

Forward-Looking Statements

To the extent that the above discussion goes beyond historical information and indicates results or developments which we plan or expect to achieve, these forward-looking statements are identified by the use of terms such as “expected,” “anticipates,” “believes,” plans and the like. Readers are cautioned that such future results are uncertain and could be affected by a variety of factors that could cause actual results to differ from those expected, and such differences could be material.

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

We undertake no obligation to revise these forward-looking statements that may be made to reflect future events or circumstances. You are referred to the “Risk Factors” section in Item 1 of Part I of this Form 10-K for a more detailed discussion of certain of those factors.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121’s fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30 for segments of a business to be disposed of but retains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 became effective for the Company beginning January 1, 2002. Adoption of SFAS No. 144 as of January 1, 2002 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).  This statement supercedes Emerging Issues Task Force (EITF) issue No. 94-3 “Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for cost associated with an exit or disposal activity be recognized at the date an entity commits to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS No. 146 will be effective or any exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123” (SFAS No. 148).  This statement amends SFAS No. 123 “Accounting for Stock Based Compensation”  (SFAS No. 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effects of the method on reported results in both annual and interim financial statements.  The disclosure provisions will be effective for the Company’s year ended December 31, 2002.  The Company has not yet completed the final evaluation of the options presented by SFAS No. 148.  However, within the next year the company expects to reach a determination of whether and, if so, when to change the Company’s existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have not entered into or invested in any instruments that are subject to market risk, except as follows:

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time and could have a material adverse impact on our financial results.

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell, SA has Euro and local currency (Swiss Franc) revenue and local currency operating expenses. Changes in these currency exchange rates impact the U.S. dollar amount of revenue and expenses. We do not hedge our currency exposures.

At December 31, 2002, we had $3.0 million outstanding related to variable rate U.S dollar denominated-term debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, annual interest expense on our short-term borrowings, if the amount outstanding remained unchanged, would increase by approximately $0.3 million.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. A third party manages approximately $7 million of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks.

Item 8.           Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Maxwell Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Technologies, Inc. and subsidiaries at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

San Diego, California
February 7, 2003

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$13,673	$3,545
Short-term investments	11,886	7,546
Trade and other accounts receivable, net	13,984	8,530
Inventories	16,605	11,833
Prepaid expenses and other current assets	1,031	1,037
Assets held-for-sale	—	7,356
Total current assets	57,179	39,847
Property, plant and equipment, net	21,741	11,653
Other intangible assets, net	—	2,009
Goodwill	6,197	17,577
Other non-current assets	587	294
	$85,704	$71,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,388	$11,508
Customer deposits	1,771	2,305
Accrued employee compensation	1,586	1,590
Short-term borrowings and current portion of long-term debt	300	570
Deferred tax liability	—	272
Net liabilities of discontinued operations	1,642	2,326
Total current liabilities	15,687	18,571

Deferred tax liability	—	183
Long-term debt, excluding current portion	5,700	2,675
Minority interest	4,586	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 10,168 and 13,726 shares issued and outstanding at December 31, 2001 and 2002, respectively.	1,017	1,373
Additional paid-in capital	84,283	112,255
Notes receivable from executives for stock purchases	(897)	—
Accumulated deficit	(23,859)	(64,015)
Accumulated other comprehensive gain (loss)	(813)	338
Total stockholders’ equity	59,731	49,951
	$85,704	$71,380

See accompanying notes.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2000	2001	2002

Sales	$102,347	$77,856	$57,965
Costs and expenses:
Cost of sales	80,206	66,616	51,133
Selling, general and administrative	25,656	22,465	18,092
Research and development	8,713	11,519	8,417
Restructuring charges	2,287	—	1,629
Goodwill impairment	4,800	—	5,320
Fixed asset impairment	899	—	2,308
Write-off of in-process technology	500	—	—
Investment impairment	—	500	—
Amortization of goodwill	604	1,196	—
Amortization of other intangibles	—	—	483
Currency exchange and other	210	(17)	(220)
(Gain) loss on sale of businesses	—	(39,142)	6,542
Interest expense (income) , net	1,211	615	(42)
Minority interest in net loss of subsidiaries	(181)	(710)	(241)
Total costs and expenses	124,905	63,042	93,421
Income (loss) from continuing operations before income taxes	(22,558)	14,814	(35,456)
Income tax provision (benefit)	(6,267)	23,035	(132)
Loss from continuing operations	(16,291)	(8,221)	(35,324)
Discontinued operations, net of taxes:
Loss from operations	(2,880)	(5,777)	(4,832)
Gain on disposal	2,854	1,081	—
Net loss from discontinued operations	(26)	(4,696)	(4,832)
Net loss	$(16,317)	$(12,917)	$(40,156)

Basic net loss per share:
Loss from continuing operations	$(1.66)	$(0.82)	$(2.88)
Loss from discontinued operations	—	(0.47)	(0.39)
Net loss	$(1.66)	$(1.29)	$(3.27)

Diluted net loss per share:
Loss from continuing operations	$(1.66)	$(0.82)	$(2.88)
Loss from discontinued operations	(0.01)	(0.47)	(0.39)
Net loss	$(1.67)	$(1.29)	$(3.27)

Shares used in computing:
Basic net loss per share	9,801	10,040	12,264
Diluted net loss per share	9,801	10,040	12,264

See accompanying notes.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Deferred Compensation and Notes Receivable from Executives for	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Stock Purchases	(Deficit)	Loss	Equity
Balance at December 31, 1999	9,564	$957	$78,378	$(117)	$5,375	$(177)	$84,416
Stock purchase and option plans	267	27	2,330	(900)	—	—	1,457
Shares issued for business acquisition	46	4	496	—	—	—	500
Amortization of deferred compensation	—	—	—	102	—	—	102
Comprehensive income (loss):	—
Net loss	—	—	—	—	(16,317)	—	(16,317)
Foreign currency translation adjustments						(404)	(404)
Total comprehensive loss	—	—	—	—	(16,317)	(404)	(16,721)
Balance at December 31, 2000	9,877	988	81,204	(915)	(10,942)	(581)	69,754
Stock purchase and option plans	291	29	3,079	—	—	—	3,108
Interest on notes issued for stock	—	—	—	(97)	—	—	(97)
Payment on notes issued for purchase of stock	—	—	—	100	—	—	100
Amortization of deferred compensation	—	—	—	15	—	—	15
Comprehensive income (loss):
Net loss	—	—	—	—	(12,917)	—	(12,917)
Foreign currency translation adjustments	—	—	—	—	—	(311)	(311)
Unrealized gain on securities	—	—	—	—	—	79	79
Total comprehensive loss	—	—	—	—	(12,917)	(232)	(13,149)
Balance at December 31, 2001	10,168	1,017	84,283	(897)	(23,859)	(813)	59,731
Stock purchase and option plans	225	23	560	868	—	—	1,451
Shares issued for business acquisition	2,250	225	17,724	—	—	—	17,949
Shares issued in exchange for subsidiaries' minority interest	1,083	108	9,688	—	—	—	9,796
Payment on notes issued for purchase of stock	—	—	—	29	—	—	29
Deferred compensation	—	—	—	(154)	—	—	(154)
Amortization of deferred compensation	—	—	—	154	—	—	154
Comprehensive income (loss):
Net loss	—	—	—	—	(40,156)	—	(40,156)
Foreign currency translation adjustments	—	—	—	—	—	1,121	1,121
Unrealized gain on securities						30	30
Total comprehensive loss	—	—	—	—	(40,156)	1,151	(39,005)
Balance at December 31, 2002	13,726	$1,373	$112,255	$—	$(64,015)	$338	$49,951

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2000	2001	2002
Operating activities:
Loss from continuing operations	$(16,291)	$(8,221)	$(35,324)
Adjustments to reconcile loss from continuing operating activities, net of cash used in operating activities:
Depreciation and amortization	3,678	5,295	4,633
Non-cash restructuring and other charges	6,997	—	3,254
Impaired asset write-down	—	—	7,628
Loss (gain) on sales of business	(3)	(39,119)	6,542
Cancellation of stock notes	—	—	116
Minority interest in net loss of subsidiaries	(181)	(710)	(241)
Provision for losses on accounts receivable	194	534	576
Amortization of deferred compensation	102	15	182
Deferred income taxes	(9,312)	24,640	75
Changes in operating assets and liabilities:
Trade and other accounts receivable	(9,229)	8,039	6,846
Inventories	(2,904)	2,441	2,184
Prepaid expenses and other	2,586	(268)	1,861
Accounts payable and accrued liabilities	9,631	(7,848)	(6,404)
Accrued compensation	(573)	(2,118)	(920)
Net cash used in operating activities	(15,305)	(17,320)	(8,992)
Investing activities:
Proceeds from sale of businesses	6,000	67,731	4,927
Purchases of business, net of cash acquired	(5,524)	235	(2,692)
Purchases of property and equipment	(11,790)	(6,232)	(1,796)
Proceeds from sale of property plant and equipment	119	—	—
Proceeds from sale of short-term investments	—	14,114	14,247
Purchases of short-term investments	—	(25,921)	(9,877)
Proceeds from collection of notes receivable	—	2,100	—
Net cash provided by (used in) investing activities	(11,195)	52,027	4,809
Financing activities:
Principal payments on long-term debt and short-term borrowings	(4,976)	(59,857)	(3,385)
Proceeds from short-term borrowings	27,256	43,103	360
Proceeds from issuance of Company and subsidiary stock	1,678	2,781	1,167
Net cash provided by (used in) financing activities	23,958	(13,973)	(1,858)
Net cash used in discontinued operations	2,355	(9,744)	(4,148)
Effect of exchange rate changes on cash and cash equivalents	(12)	(3)	61
Increase (decrease) in cash and cash equivalents	(199)	10,987	(10,128)
Cash and cash equivalents at beginning of period	2,885	2,686	13,673
Cash and cash equivalents at end of period	$2,686	$13,673	$3,545

Cash (paid) received for:
Interest	$(875)	$379	$124
Income taxes	$(566)	$(633)	$69

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business

Maxwell develops, manufactures and markets high-reliability power and microelectronic products for original equipment manufacturers (OEMs) in multiple industries. Our power products address applications in transportation, telecommunications, consumer and industrial electronics, electric utility infrastructure and medical imaging. Our microelectronics products primarily address applications in aerospace. Our power product lines are comprised of ultracapacitors, high-voltage capacitors and custom power and energy storage systems; and our microelectronic product lines are comprised of radiation-shielded power modules, memory modules, ASICs and single board computers. We also sell automated accelerated life testers that permit customers to determine the intrinsic reliability of their microelectronics.

Financial Statement Presentation

The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation. The Company’s defense contracting business which was sold in March 2001 and its Purepulse business which was shut down in September 2002, each of which was previously reported as a separate segment, have been classified as discontinued operations in the accompanying consolidated financial statements (Note 14).  The results of operations of other businesses which have been sold or otherwise disposed of and were not previously reported as separate segments are included in continuing operations through the date of sale.  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures.  These estimates include assessing the collectibility of accounts receivable, the usage and recoverability of inventories and long-lived assets and the incurrence of losses on warranty costs, vacant leased facilities and other facilities offered for sale. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards.  In addition price competition is intense and significant price erosion generally occurs over the life of a product.  With respect to vacant leased facilities and facilities offered for sale, commercial  real estate markets have  been depressed due to continued poor economic conditions and spending reductions by businesses and government agencies.  As a result of such factors, actual results could differ from the estimates used by management. Certain prior year amounts have been reclassified to conform to the current year presentation.  The Company’s fiscal quarters are generally 13 weeks ending on the Sunday closest to March 31, June 30 and September 30.  The Company completes its fiscal year on the actual day of December 31.

Cash and Cash Equivalents, Short-Term Investments

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers.  All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered short-term investments.  The Company’s short-term investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity as a separate component of comprehensive income.  Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.  The Company recognized $82,000 and $22,000 in net realized gains in the years ended December 31,2001 and 2002, respectively.  The Company uses the specific identification method on sales of investments.  Maturities and gross unrealized gains (losses) on short-term investments at December 31, 2002 are as follows (in thousands):

Short-term investments:

	Gross Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2001:
U.S. Government and Agencies:
Maturing within 1 year	$849	$8	$—	$857
Maturing between 1 and 5 years	3,592	43	—	3,635
Corporate Debt Securities:
Maturing within 1 year	676	6	—	682
Maturing after 1year through 5 years	1,288	22	—	1,310
Certificates of Deposit
Maturing within 1 year	5,402	—	—	5,402
	$11,807	$79	$—	$11,886

As of December 31, 2002:
U.S. Government and Agencies:
Maturing within 1 year	$2,747	$31	$—	$2,778
Maturing between 1 and 5 years	2,815	57	—	2,872
Corporate Debt Securities:
Maturing within 1 year	761	16	—	777
Certificates of Deposit
Maturing within 1 year	452	—	—	452
Asset Backed Securities
Maturing within 1 year	662	5	—	667
	$7,437	$109	$—	$7,546

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Inventories

Inventories are stated at the lower of cost or market.  Inventory values are based on standard costs which approximate average costs (first-in first-out method).

Property, Plant and Equipment

Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method. Depreciation and amortization is provided over the estimated useful lives of the related assets (three to ten years).

Long-Lived Assets and Goodwill

Long-lived assets such as property, plant and equipment and other intangible assets are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the ling-lived asset may not be recoverable.  If the Company determines that the carrying value of the long-lived assed may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.  Management believes that the estimates of fair value are reasonable; however changes in business circumstances or estimates of cash flows and fair value could materially impact reported results.

In assessing the recoverability of goodwill, which is completed annually, we make assumptions regarding future cash flows and other factors to determine the fair value.  In addition, we periodically have independent appraisals of the business segments performed and compare the fair value to the carrying value.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Concentration of Credit Risk

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s accounts receivable.  The Company’s accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs ongoing credit evaluations of its customers and generally requires no collateral.

Revenue Recognition

The Company derives substantially all of its revenue from the sale of manufactured products.  Such revenue is typically recognized as products are shipped and title passes to the customer.  In general, the Company does not offer discounts and there is no right of return.  The Company does not provide installation services or incur-post-sale obligations other than product warranty, which is accrued for at the time of the sale.

In prior years, certain continuing and discontinued segments recorded revenue from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor.  Those revenues, including estimated profits, were recognized as costs were incurred and included provisions for any anticipated losses.

Foreign Currencies

The functional currency of the Company’s non-U.S. based subsidiaries is the local currency.  Adjustments resulting from the translation of financial statements are reflected in accumulated other comprehensive income (loss).

Comprehensive Income

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements.  Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources.  Net loss and other comprehensive loss, including foreign currency translation adjustments, and unrealized gains and losses on investments shall be reported, net of their related tax effect, to arrive at comprehensive loss.  As of December 31, 2002, accumulated comprehensive gain consisted of $229,000 of gain on foreign currency translation and $109,000 in unrealized gains on investments.

Income (Loss) Per Share

The Company reports basic and diluted income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.”           Basic income (loss) per share is calculated using the weighted average number of common shares outstanding.  Diluted income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options of the Company and certain of its subsidiaries, assuming their exercise using the “treasury stock” method, and convertible preferred shares outstanding at certain subsidiaries of the Company, assuming their conversion from the original dates of issuance.  The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2000	2001	2002
Basic:
Loss from continuing operations	$(16,291)	$(8,221)	$(35,324)
Loss from discontinued operations	(26)	(4,696)	(4,832)
Net loss	$(16,317)	$(12,917)	$(40,156)

Weighted average shares	9,801	10,040	12,264

Basic net loss per share:
Loss from continuing operations	$(1.66)	$(0.82)	$(2.88)
Loss from discontinued operations	—	(0.47)	(0.39)
Basic net loss per share	$(1.66)	$(1.29)	$(3.27)

Diluted net loss per share:
Loss from continuing operations	$(16,291)	$(8,221)	$(35,324)
Loss from discontinued operations	(26)	(4,696)	(4,832)
Effect of majority-owned subsidiaries dilutive securities	(116)	—	—
Loss from discontinued operations, as adjusted	(142)	(4,696)	(4,832)
Net loss, as adjusted	$(16,433)	$(12,917)	$(40,156)

Weighted average shares	9,801	10,040	12,264
Effect of dilutive securities of majority-owned subsidiaries	—	—	—
Weighted average shares, as adjusted	9,801	10,040	12,264

Diluted net loss per share:
Loss from continuing operations	$(1.66)	$(0.82)	$(2.88)
Loss from discontinued operations	(0.01)	(0.47)	(0.39)
Diluted net loss per share	$(1.67)	$(1.29)	$(3.27)

Stock Compensation

The Company has adopted the disclosure only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”). In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted in the years ended December 31, 2000, 2001 and 2002, as the stock options have been granted at their current fair market value. If the Company had elected to recognize compensation based on the fair value method prescribed by Statement No. 123, the Company’s net income (loss) from continuing operations and diluted income (loss) from continuing operations per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years ended December 31,
	2000	2001	2002
Loss from continuing operations as reported	$(16,291)	$(8,221)	$(35,324)
Pro forma loss from continuing operations	$(24,668)	$(15,131)	$(41,852)

Diluted loss from continuing operations, per share, as reported	$(1.66)	$(0.82)	(2.88)
Pro forma diluted loss from continuing operations per share	$(2.52)	$(1.51)	(3.41)

The pro forma adjustments shown above are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows:

Years Ended	Risk-Free Interest Rates	Dividend Yields	Volatility Factors	Weighted-Average Expected Terms
December 31, 2000	5.0%	—	74.0%	5 Years

December 31, 2001	5.5%	—	80.3%	5 Years

December 31, 2002	3.3%	—	68.4%	5 Years

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121’s fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30 for segments of a business to be disposed of but retains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 became effective for the Company beginning January 1, 2002. Adoption of SFAS No. 144 as of January 1, 2002 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).  This statement supercedes Emerging Issues Task Force (EITF) issue No. 94-3 “Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS 146 requires that a liability for cost associated with an exit or disposal activity be recognized at the date an entity commits to an exit plan.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123” (SFAS 148).  This statement amends SFAS No. 123 “Accounting for Stock Based Compensation”  (SFAS123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure requirements of SFAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effects of the method on reported results in both annual and interim financial statements.  The disclosure provisions will be effective for the Company’s  year ended December 31, 2003.  The Company has not yet completed the final evaluation of the options presented by SFAS 148.  However, within the next year the company expects to reach a determination of whether and, if so, when to change the Company’s existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS 148.

Note 2 — Business Combinations

On July 5, 2002, the Company acquired Montena Components, a Swiss corporation with its principal facility in Rossens, Switzerland.  In the transaction, the Company acquired all of the outstanding shares of capital stock of Montena Components from its parent company, Montena SA, a Swiss corporation, in exchange for (i) 2,250,000 shares of Maxwell common stock issued directly to Montena SA and (ii) an additional 300,000 shares of Maxwell common stock held by the Company as collateral for a $3 million loan to Montena SA. The purpose of such loan was to assist Montena SA in acquiring the minority of Montena Components’ outstanding stock not already owned by Montena SA and facilitating our acquisition of all outstanding shares of Montena Components’ stock.  Under the original agreement, Montena SA, committed to sell the 300,000 shares as promptly as practical after closing to repay the loan.  Instead of requiring Montena SA to sell the shares, the Company accepted the return of the shares in satisfaction of the loan.

In addition and provided that Montena Components achieves at least $20 million of revenues for the four quarters ended June 30, 2003, the Company agreed to issue contingent consideration to Montena SA as follows:  To the extent that each share of Maxwell stock issued as part of the purchase price and held by Montena SA on September 1, 2003 has a market value based on the average 30 trading-day closing price ending on September 1, 2003 (the “30 Day Measurement Price”) of less than $9 per share, then the Company will provide to Montena SA additional consideration equal, in total value, to (i) the difference between $9 and the 30 Day Measurement Price multiplied by (ii) such number of shares held by Montena SA on September 1, 2003; provided, however, that such additional consideration will in no event be greater than 500,000 shares of Maxwell common stock (based on the 30 Day Measurement Price) or cash equal in value to 500,000 shares of Maxwell common stock valued at the 30 Day Measurement Price.  Such additional consideration may be provided by the Company, and in our discretion, in cash or in shares of Maxwell common stock, subject to the following conditions: the Company shall provide such additional consideration in shares of Maxwell common stock only if the authority for such issuance has been approved by the shareholders of Maxwell. In the event that Montena SA votes its shares of Maxwell common stock on such matter, Montena SA agreed to vote such shares to approve the use of Maxwell common stock as the additional consideration.  The results of operations of Montena Components have been included in the consolidated statement of operations from the date of the acquisition.

The purchase price was allocated as follows (in thousands):

Total acquisition cost:
Cash and stock paid at acquisition	$20,949
Acquisition related expenses	340
$21,289
Allocation to assets and liabilities as follows:
Tangible assets	$14,936
Assumed liabilities	(10,153)
Acquired backlog	464
Developed core technology	1,100
Goodwill	14,942
$21,289

Pro Forma Results

The following unaudited pro forma information assumes that the acquisition of Montena Components occurred on January 1, 2001.  These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combination been in effect on January 1, 2001 or of future results of operations.  The unaudited pro forma results for the years ended December 31, 2001 and 2002 are as follows (in thousands):

	Years Ended December 31,
	2001	2002
Pro Forma Results
Revenue	$99,986	$67,974
Loss from continuing operations	$(8,669)	$(34,045)
Loss per share	$(0.71)	$(2.78)

In September 2000, the Company’s subsidiary, I-Bus/Phoenix, Inc., acquired Gateworks Corporation (“Gateworks”), which designs and supplies embedded computer boards, in a transaction accounted for as a purchase.  On the closing date, I-Bus/Phoenix, Inc. paid $500,000 in cash and issued 855,153 new shares of I-Bus/Phoenix, Inc. common stock to the selling shareholders of Gateworks  in exchange for all outstanding shares of Gateworks.  The total number of I-Bus/Phoenix, Inc. shares issued to the selling Gateworks shareholders was adjusted by an additional 342,450 newly issued shares of I-Bus/Phoenix, Inc. in the first quarter of 2002 to reflect the final purchase price based upon actual Gateworks and I-Bus/Phoenix, Inc. 2001 revenues.  The value of these additional shares was accrued for in December 2001.  In connection with this acquisition, I-Bus/Phoenix, Inc. granted certain rights to the selling Gateworks shareholders that permitted such shareholders, in January 2002, to require I-Bus/Phoenix, Inc. to repurchase 193,624 of the I-Bus/Phoenix, Inc. shares issued to the shareholders on the closing date for $1.2 million.  For purchase accounting purposes, the closing date payment was valued at approximately $4.4 million and the final payment was valued at $1.4 million of which $(0.1) million was allocated to the net liabilities acquired and $5.9 million was allocated to goodwill, which was being amortized over a period of five years, prior to the adoption of SFAS 141.  The remaining $0.5 million related to acquired technologies, which had not achieved technological or commercial feasibility as of the closing date and was charged to operations as of the closing date.  The pro forma results of operations of the Company and Gateworks, assuming Gateworks was acquired January 1, 2000, would not be materially different than reported results.

Note 3 — Divestitures and Assets Held-for-Sale

On September 29, 2002, the Company’s I-Bus/Phoenix subsidiary sold substantially all of the assets, liabilities and business operations of its applied computing business, located principally in San Diego, California and Tangmere, United Kingdom, to I-Bus Corporation, a new company, whose principal shareholders are former I-Bus/Phoenix senior managers.  The applied computing business designs, manufactures and sells applied computing systems mainly to original equipment manufacturers serving the telecommunications, broadcasting and industrial automation markets.  The business was sold for (i) an 8% Senior Subordinated Note in the aggregate principal amount of $7 million, under the terms of which $1 million is payable (plus 50% of all accrued interest) on March 30, 2004 and $3 million is payable (plus 100% of all accrued interest) on each of March 30, 2005 and March 30, 2006; (ii) a warrant to purchase up to 19.9% of the common stock of the new I-Bus Corporation exercisable any time after June 30, 2004 at the fair market value per share at the time of exercise; and (iii) an additional contingent purchase price payment of $1 million if the new I-Bus Corporation sells the computing business prior to the full payment of the 8% Senior Subordinated Note referred to above.  I-Bus/Phoenix also agreed to reimburse I-Bus Corporation for certain shutdown and restructuring costs and to provide a back up working capital credit facility in the amount of $300,000 until September 2003.  The Company has assigned no value to the subordinated debt as its collectibility is uncertain and will record any collections on such note as a gain on the date of such collection. The table below details the loss recognized by the Company related to the sale.  In addition, the Company incurred related restructuring charges discussed in Note 12 and impairment charges discussed in Note 13.

Disposition of I-Bus computing systems assets (in thousands):
Subordinated note receivable	$7,000
Less reserve for note	(7,000)
Assets sold, net of liabilities assumed by buyer	(6,252)
Shutdown costs assumed by Maxwell	(762)
Net loss on disposition of I-Bus computing systems	$(7,014)

As a result of the decision to sell the I-bus Computing Business the Company committed to plans to sell the manufacturing and administrative facility in San Diego that contained I-Bus/Phoenix’s U.S. operations.  On September 29, 2002, the Company determined that the plan to sell criteria in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” had been met.  The facility is classified as Assets Held for Sale in these financial statements and is carried at its net book value of $7.4 million.  This amount is considered to closely reflect the anticipated selling price of this facility less cost to sell.  The Company believes the facility will be sold no later than the end of the third quarter of 2003.  The facility is subject to a $3 million dollar mortgage (see note 5).

On September 30, 2002, the Company sold substantially all of the assets, liabilities and business operations of its TeknaSeal glass-to-metal seals division in Minneapolis, Minnesota, to a group of private investors.  TeknaSeal designs, manufactures and sells hermetic glass-to-metal seals for vacuum components, battery headers, implantable medical devices and other specialty applications.  The aggregate purchase price was $5.5 million in cash, of which $1 million is held in an escrow account as of December 31, 2002.  Each calendar quarter following the sale, the escrow agent will release from escrow an amount equal to 40% of the sales during that quarter to certain key customers.  As of December 31, 2002, the Company had a $253,000 receivable from escrow that was released to the Company in January 2003.  If no sales to those customers occur during any calendar quarter during the term of the escrow, all remaining sums then held in escrow are to be paid to the buyers and the escrow terminated.  The escrow otherwise terminates when all amounts held thereunder have been paid to Maxwell.  Approximately $384,000 of the $5.5 million is payable to certain TeknaSeal employees under a TeknaSeal incentive program.

Disposition TeknaSeal assets (in thousands):
Cash Received	$5,500
Less amount held in escrow	(1,000)
Receivable due from escrow	253
Assets sold net of liabilities assumed by buyer	(1,338)
Goodwill associated with TeknaSeal	(2,839)
Expenses related to sale	(340)
Net gain on disposition of TeknaSeal	$236

On June 18, 2001 (“Closing Date”), the Company’s former majority-owned subsidiary, Maxwell Electronic Components Group, Inc. (“ECG”) sold substantially all of the assets (except for accounts receivable), liabilities and business operations of its Sierra KD Components Division in Carson City, Nevada (“Sierra”) to GB Acquisition Co., Inc., a wholly-owned subsidiary of Wilson Greatbatch Technologies, Inc (“WGT”).  Sierra manufactured and commercialized ceramic filter capacitors with wire feedthroughs for implantable medical devices and ceramic capacitors for aerospace and commercial applications.  The aggregate purchase price was $46.9 million, which was received in cash at closing.  EGC retained the accounts receivable of Sierra as of the Closing Date, which amounted to $2.5 million.  The net assets sold had a net book value of $6.4 million as of the Closing Date.  The Company recorded a pre-tax gain from the sale of these assets of $39.1 million, net of accrued transaction costs of $1.4 million including certain sale bonuses and amounts paid to cancel certain ECG employee stock options held by employees transferring to WGT.  The Company used $15.7 million of the aggregate proceeds to repay all amounts outstanding on the Closing Date under its credit facility with Comerica Bank.

Note 4 — Balance Sheet Details, (all amounts in thousands):

	December 31,
	2001	2002
Trade and accounts receivable, net:
Accounts receivable	$14,815	$9,214
Allowance for doubtful accounts	(831)	(684)
	$13,984	$8,530
Inventory:
Finished goods	$3,289	$4,495
Work-in-process	878	2,130
Raw material and purchased parts	16,334	7,234
Inventory reserve	(3,896)	(2,026)
	$16,605	$11,833
Property, plant and equipment:
Land and land improvements	$2,685	$—
Building and building improvements	5,224	—
Machinery, furniture and office equipment	23,736	21,371
Leasehold improvements	2,417	2,166
	34,062	23,537
Less accumulated depreciation and amortization	(14,544)	(11,979)
Construction-in-progress	2,223	95
	$21,741	$11,653
Other non-current assets:
Equity investments in unconsolidated companies	$26	$26
Deposits and other	561	268
	$587	$294
Accounts payable and accrued liabilities
Accounts payable and accrued liabilities	$10,130	$11,157
Accrued restructuring costs	258	351
	$10,388	$11,508

Note 5 — Short-term borrowings and debt

Short-term borrowings:

Maxwell S.A. has a bank credit agreement with two Swiss banks.  Borrowings under the credit agreement bear interest at the bank’s prime rate plus 1.0%.  The interest rate as of December 31, 2002 was 6.5%.  Under the credit agreement, we also are eligible to borrow fixed term loans at LIBOR rate plus 2.5% with repayment terms extending beyond one month from the date of funding.  Borrowings under the credit agreement are secured by the assets of Montena Components.  As of  December 31, 2002, there were no outstanding borrowings under the credit agreement,  $300,000 was assigned to letters of guarantee and the Company had an available borrowing balance of $3.3 million.

Long-term borrowings consist of the following:

In December 2001, the Company entered into a term loan (the “Term Loan”) secured by deed of trust on real estate property.  Under the Term Loan the Company borrowed $6 million bearing interest at Prime plus 0.5% per annum (4.75% at December 31, 2002) until maturity.  Principal and interest are payable in monthly installments through December 2004.  In July 2002 the Company paid $2.8 million to reduce the outstanding Term Loan to $3.0 million.

The Term Loan agreement contains covenants restricting our ability to, among other things:

•                  Sell or dispose of any part of our business, other than sales in the ordinary course of business, where sales proceeds exceed $2 million.

•                  Engage in any business other than the businesses currently engaged in.

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

The agreement also requires us to maintain a minimum tangible net worth of $24 million.

Principal maturities of long-term debt as of December 31, 2002 are summarized as follows (in thousands):

Fiscal Years
2003	$300
2004	2,675
2,975
Less current portion	300
$2,675

Note 6 — Stock Activity and Stock Plans

Stock Option Plans

In December 1995, the Company adopted the 1995 Stock Option Plan under which, as amended, 3,340,000 shares of common stock were reserved for future grant.  The Company’s 1999 Director Stock Option Plan, under which 75,000 shares were reserved for future grant, was adopted in 1999 and approved by the Company’s shareholders in January 2000.  The plans provide for granting either

Incentive Stock Options or Non-Qualified Stock Options to employees and non-employee members of the Company’s board of directors, respectively.  In December 1999, the Company granted 294,030 non-qualified options to the Company’s new President and Chief Executive Officer, outside of the Company’s other option plans.  In April 2002, in conjunction with the purchase of shares of its I-Bus/Phoenix and Electronic Components Group subsidiaries not already owned (see Note 7), The Company issued 520,000 options to purchase Maxwell common stock in exchange for options to purchase subsidiary common stock.  This issuance of stock options was outside of the Company’s option plans.  Options are also outstanding under expired stock option plans, which were superceded by the current plans. Options granted under all stock option plans are for the purchase of common stock of the Company at not less than the stock’s fair market value at the date of grant. Employee options are generally exercisable in cumulative annual installments of 20 - 30 percent, while options in the Director Option Plan are exercisable in full one year after date of grant.  The options have terms of five to ten years.  As of December 31, 2002, the Company has 2,021,314 shares available for future grant under its stock option plans.

In November 2002, the Board of Directors approved, and the Company established, a program to restore equity incentives for key employees and outside directors.  In November 2002, 853,461 options with strike prices above $10, which were held by senior management and outside directors, were voluntarily cancelled by the option holders in exchange for the future issuance in late May 2003 of substitute stock options with a strike price equal to the then-prevailing market price of the Common Stock.  Other employees who hold options with strike prices above $10 will be eligible for a special option grant in late May 2003, to be determined at that time by the Board of Directors to ensure that they have meaningful equity incentives.

The following table summarizes total aggregate stock option activity for the period January 1, 2000  through December 31, 2002:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1999	2,156,897	$17.78
Granted	1,028,092	$12.92
Exercised	(81,105)	$5.74
Expired or forfeited	(427,710)	$21.44
Balance at December 31, 2000	2,676,174	$15.70
Granted	124,250	$12.64
Exercised	(243,308)	$9.13
Expired or forfeited	(513,419)	$19.76
Balance at December 31, 2001	2,043,697	$15.29
Granted	1,111,557	$8.54
Exercised	(220,873)	$3.71
Expired or forfeited	(1,737,941)	$15.72
Balance at December 31, 2002	1,196,440	$10.50

The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2002:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
.01-$3.2750	100,385	$2.5256	3.9	100,385	$2.5256
3.2751-$6.5500	41,600	$6.0938	8.4	8,100	$4.4138
6.5501-$9.8250	513,873	$8.5611	7.4	384,842	$8.7958
9.8251-$13.1000	293,018	$10.8680	8.2	58,460	$11.5824
13.1001-$16.3750	148,564	$14.2081	7.8	89,304	$14.1765
16.3751-$19.6500	8,000	$19.5000	4.6	8,000	$19.5000
19.6501-$22.9250	60,000	$22.0583	6.1	50,400	$21.9742
22.9251-$26.2000	16,000	$25.8750	4.9	16,000	$25.8750
26.2001-$29.4750	8,000	$28.8125	5.1	8,000	$28.8125
29.4751-$32.7500	7,000	$32.7500	6.1	7,000	$32.7500
	1,196,440			730,491

Based on these assumptions, the estimated weighted average fair value at grant date for Company options granted during the years ended December 31, 2000, 2001 and 2002 was  $10.01, $8.59 and $6.23 per option, respectively.

Stock Purchase Plans

In December 1994, the Company established the 1994 Employee Stock Purchase Plan and a Director Stock Purchase Plan. The employee plan permits substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period. The director plan permits non-employee directors to purchase common stock at 100% of the trading price of the stock on the date a request for purchase is received. In the years ended December 31, 2000, 2001 and 2002, aggregate shares of  118,666, 56,975 and 44,660, respectively, were issued under the two plans for aggregate proceeds to the Company of, $970,000, $997,000 and $353,000 respectively.  At December 31, 2002, 279,880 shares are reserved for future issuance under these plans.

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

In January 2000, the Board adopted, and the Company’s stockholders subsequently approved, the Company’s Management Equity Ownership Program (the “Program”).  Under the Program, executive officers of the Company and other members of senior management selected by the Committee were offered full-recourse loans from the Company to be used to purchase stock of the Company.  The loans bear interest and must be repaid in annual installments of principal and interest over a four-year period.  Repayment of the loans were secured by the shares purchased with the loan proceeds.  On February 1, 2000, loans in the aggregate amount of $900,000, bearing interest at 6.56%, were made in connection with the aggregate purchase of 74,995 newly issued shares of the Company’s common stock at $12.00 per share, the closing market price on the date of purchase.  On January 29, 2002 loans in the aggregate amount of $75,000, bearing interest at 4.85%, were made in connection with the aggregate purchase of 9,258 newly issued shares of the Company’s common stock at $8.10 per share, the closing market price on the date of purchase.  On June 3, 2002 the Company determined to extinguish the program and cancelled the 74,000 shares and $970,000 loan balance outstanding under the plan.  The company recorded expense of $116,000, related to the cancellation of these notes.

Deferred Compensation

In 1996 and 1997, the Chairman of the Company was granted shares of the Company’s common stock subject to certain restrictions. The shares granted vest ratably over a four-year period, and at the grant dates the shares had a fair value of approximately $645,000 and $190,000, respectively. Those values, net of accumulated amortization, are shown as deferred compensation in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity. The deferred compensation, which has been fully recognized as of December 31, 2001, was being amortized to expense over the four-year vesting periods, and such amortization totaled  $102,000 and $15,000  in the years ended December 31, 2000, and 2001, respectively.

Stockholder Rights Plan

In October 1999, the Company adopted a new Stockholder Rights Plan as a successor to its previous plan, which expired in June 1999.  In accordance with the new plan, the Company distributed one non-voting common stock purchase right (“Right”) for each outstanding share of common stock. The Rights are not exercisable and will not trade separately from the common stock unless a person or group acquires, or makes a tender offer for, 15% or more of the Company’s common stock. Initially, each Right entitles the registered holder to purchase one share of Company common stock at a price of $75 per share, subject to certain anti-dilution adjustments.  If the Rights become exercisable and certain conditions are met, then each Right not owned by the acquiring person or group will entitle its holder to receive, upon exercise, Company common stock having a market value of twice the exercise price of the

Right.  In addition, the Company may redeem the Rights at a price of $0.01 per Right, subject to certain restrictions.  The new Stockholder Rights Plan expires on October 21, 2009.

Note 7 — Consolidation of Subsidiary Ownership

In February 2002, PacifiCorp Energy Ventures, Inc., the largest minority shareholder in the Electronic Components Group, exchanged its preferred shares of the Electronic Components Group for 518,000 common shares of Maxwell pursuant to its right under the original investment agreement.   On April 15, 2002, the Company completed merger transactions with the Electronic Components Group subsidiary and the I-Bus/Phoenix subsidiary whereby all of the remaining minority shareholdings and options in such subsidiaries were converted to shares and options of Maxwell.  The conversion ratio was established through an independent appraisal of the fair market value of the subsidiaries and an average trading price of Maxwell’s stock at the time of the appraisal.  The Company issued 86,000 shares to Electronic Components Group minority shareholders in exchange for their ownership. The value of this stock issuance was determined to be $795,000 based on the closing price of Maxwell shares on the day of the merger.  As a result of these transactions relating to the ECG Group, the Company recorded $3,826,000 of excess purchase price based on the value of Maxwell common shares above the minority interest on the balance sheet, $2,839,000 was allocated as goodwill related to the Tekna Seal Division which was sold in September 2002 and $987,000 was allocated to ultracapacitor intellectual property.  The Company issued 479,000 shares to I-Bus/Phoenix minority shareholders in exchange for their ownership. The value of this stock issuance was determined at $4.4 million based on the closing price of Maxwell shares on the day of the merger.  The Company recorded $1.1 million excess purchase price based on the value of Maxwell’s common shares above the  minority interest on the balance sheet; $422,000 was allocated as goodwill associated with the I-Bus Computing Systems business and was considered impaired and written off in conjuction with its sale in September 2002, the balance was allocated as goodwill related to the Power Systems business.

In November 2002, the Electronic Components Group merged into Maxwell and ceased being a separate legal entity.

	Electronic Components Group	I-Bus/Phoenix, Inc	Total
Acquisition cost (in thousands):
Other minority shareholders	$265	$1,056	$1,321
PacifiCorp	3,561	—	3,561
Total	$3,826	$1,056	$4,882

Allocated as follows:
Goodwill allocated to TeknaSeal Division of ECG	$2,839	$—	$2,839
Patents	987	—	987
Goodwill	—	1,056	1,056
Total	$3,826	$1,056	$4,882

Note 8— Adoption of SFAS 141 and 142, Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”, effective for the fiscal years beginning after December 15, 2001.  Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company has implemented SFAS 141 and SFAS 142 and began applying the new rules on accounting for goodwill and other intangible assets effective January 1, 2002.  As of December 31, 2001, intangible assets were comprised solely of goodwill.  The following table presents a reconciliation of net income (loss) and per share data to what would have been reported had the new rules been in effect during the year ended December 31, 2000 and 2001(in thousands):

	Years Ended December 31,
	2000	2001	2002
Income/(loss):
Reported net loss from continuing operations	$(16,291)	$(8,221)	$(35,324)
Add back goodwill amortization, net of tax	604	1,196	—
Adjusted net loss from continuing operations	$(15,687)	$(7,025)	$(35,324)
Per Share, basic and diluted:
Reported net loss from continuing operations	$(1.66)	$(0.82)	$(2.88)
Add back goodwill amortization, net of tax	0.06	0.12	—
Adjusted net loss from continuing operations	$(1.60)	$(0.70)	$(2.88)

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

		I-Bus/Phoenix Power and Computing Systems	Electronic Components Group	Total
Balance at December 31, 2001		$5,209	$988	$6,197
Goodwill acquired
Gateworks adjusted Purchase Price	a)	627	—	627
Consolidation of subsidiary ownership	b)	1,056	2,839	3,895
Montena Components	c)	—	14,942	14,942
Goodwill impaired/written off
Goodwill written off in conjunction with the disposition of I-Bus Computing Systems	d)	(5,245)	—	(5,245)
Goodwill written off in conjunction with the sale of TeknaSeal	d)	—	(2,839)	(2,839)
Balance at December 31, 2002		$1,647	$15,930	$17,577

a)              Pursuant to the Gateworks acquisition agreement which was completed in September 2000, (see note 2, Business Combinations), additional purchase consideration consisting of 342,450 shares of I-Bus/Phoenix, Inc. common stock were issued during the first fiscal quarter of 2002.  The additional consideration, valued at $1.3 million was allocated to goodwill.  The additional consideration of $840,000 and $502,000 was booked in the year ended December 31, 2001 and 2002, respectively.  In March 2002, the sellers of Gateworks exercised their cash put option under the acquisition agreement and surrendered 193,624 shares for $1.2 million in cash.  The additional purchase consideration valued at $438 was booked in 2001 and 2002 in the amount of  $314,000 and $124,000, respectively.

b)             During the first and second fiscal quarter of 2002, the Company entered into several transactions to consolidate 100% ownership of its I-Bus/Phoenix, Inc. subsidiary and Electronic Components, Inc. subsidiary (see note 7, Consolidation of Subsidiary Ownership).

c)              During the third fiscal quarter of 2002, the Company acquired Montena Components, Ltd. (see note 2 Business Combinations).

d)             During the third fiscal quarter of 2002 I-Bus/Phoenix, Inc. sold the computing systems assets, liabilities and related business (see note 3, Divestitures).  During the fourth fiscal quarter, the Electronic Components Group sold the business and related assets and liabilities of its TeknaSeal Division (see note 4, Divestitures).

We have aligned the product groups into new segments as described in Note 14, Business Segments.  All of the remaining goodwill has been allocated to the High Reliability Products segment.  Goodwill is tested for impairment annually during the Company’s fourth fiscal quarter.

In assessing the recoverability of goodwill during 2002, we made assumptions regarding future cash flows and other factors to determine the fair value.  Goodwill associated with the I-Bus Computing Systems was written off in conjunction with the disposition of that business.  The remaining goodwill is mainly attributable to the acquisition of Montena Components, which was completed in July 2002.  Our analysis, which was completed early in the fourth quarter of 2002, was based on the determination that circumstances since the recently completed acquisition of Montena had not materially changed and the Company’s fair market value at that date was significantly in excess of the carrying value of its assets including goodwill.

Acquired intangible assets subject to amortization at December 31, 2002 were as follows (in thousands):

	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed core technology	10 years	$1,100	$60	$1,040
Acquired backlog	6 months	464	464	—
Patents	12 years	988	19	969
		$2,552	$543	$2,009

Amortization expense for intangible assets was $543,000 for the year ended December 31, 2002.  The estimated amortization for each of the next five succeeding years ended December 31 is $196,000.

Note 9 — Income Taxes

The provision (credit) for income taxes based on income (losses) from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2000	2001	2002
Federal:
Current	$—	$569	$(213)
Deferred	(6,134)	3,877	(10,408)
	(6,134)	4,446	(10,621)
State:
Current	122	81	2
Deferred	(751)	(265)	(2,537)
	(629)	(184)	(2,535)
Foreign:
Current	496	(35)	(81)
Deferred	—	—	160
	496	(35)	79
Valuation allowance	—	18,808	12,945

	$(6,267)	$23,035	$(132)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company’s deferred tax assets and liabilities within continuing operations are as follows (in thousands):

	Years Ended December 31,
	2000	2001	2002
Taxes at Federal statutory rate	$(7,959)	$4,936	$(12,055)
State taxes, net of federal benefit	(637)	823	(794)
Effect of tax rate differential for foreign subsidiary	125	(463)	(70)
Impact of asset basis differences	2,191	419	2,278
Tax credits	—	(1,525)	(2,081)
Valuation allowance, including tax benefits of stock activity	—	18,808	12,945
Other items not reflected in consolidated statement of operations	13	37	(355)
Tax (credit) provision	$(6,267)	$23,035	$(132)

Because of cumulative losses from operations from July 31, 1999 through December 31, 2001, the Company established a valuation allowance of $18.8 million as of December 31, 2001.  The valuation allowance was established as realizability of the deferred tax assets was no longer assessed by management as being more likely than not.  The Company has continued to record a valuation allowance for deferred tax assets generated in 2002.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

As of December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax of approximately $71.6 million and $30.2 million, respectively. The federal loss carryforward begins to expire in calendar year 2011, while the state loss carryforwards will continue to expire through 2010.  In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2002 of $3.3 million and $3.0 million, respectively, which begin to expire in 2004.

The provision (credit) for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes and minority interest.  The primary components of such difference are as follows (in thousands):

	December 31,
	2001	2002
Deferred tax assets:
Tax loss carryforwards	$11,852	$24,412
Research and development and other tax credit carryforwards	3,141	4,813
Uniform capitalization, contract and inventory related reserves	2,815	1,384
Environmental and restructuring provisions	1,184	320
Asset write-downs under FASB No. 121	344	930
Accrued vacation	420	168
Allowance for doubtful accounts	167	181
Other	184	200
	20,107	32,408
Deferred tax liabilities:
Book investment in excess of tax basis	—
Tax depreciation in excess of book depreciation	(1,299)	(655)
Foreign	—	(430)
	(1,299)	(1,085)
Net deferred tax assets before valuation allowance	18,808	31,323
Valuation allowance	(18,808)	(31,753)
Net deferred tax assets	$—	$(430)

Note 10 — Leases

Rental expense amounted to $2.6 million, $1.9 million and $1.9 million in the years ended December 31, 2000, 2001 and 2002, respectively, and was incurred primarily for facility rental. Future annual minimum rental commitments as of December 31, 2002, are as follows (in thousands):

Fiscal Years
2003	$1,712
2004	1,560
2005	1,591
2006	1,623
2007	1,301
Thereafter	1,369
$9,156

Certain leases include renewal options for periods ranging from one to ten years and are subject to rental adjustment based on consumer price indices. Substantially all leases provide that the Company pay for property taxes, insurance, and repairs and maintenance.  The Company also subleases certain of its leased facilities under non-cancelable subleases through 2003.

Note 11 — Employee Benefit Plans

Substantially all United States employees are eligible to elect coverage under contributory employee savings plans which provide for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company’s matching contributions under these plans totaled $387,000, $275,000 and $283,000 in the years ended December 31, 2000, 2001 and 2002, respectively.

Note 12 — Restructuring Charges

In the first half of 2002, I-Bus/Phoenix introduced new applied computing products that had been developed in 2001. However, the market for applied computing products, particularly in telecommunications, deteriorated throughout 2002. The Company responded to the poor market conditions for computing systems and other capital goods by restructuring I-Bus/Phoenix.  In June 2002, the Company began implementing the restructuring plan and recorded restructuring charges of $707,000 during the quarter ended June 30, 2002 which was comprised of i) severance payments and other employee related expenses of $269,000 and ii) impairment of assets that will no longer be used, facility lease terminations and other closure cost related to certain facilities in Europe totaling $438,000. In addition, the Company also determined that certain components in inventory had been adversely impacted.  Accordingly, the Company recorded an inventory charge of $3.0 million for certain excess and obsolete raw material components and finished goods.  This charge is classified in “Cost of Sales” in the accompanying  Consolidated Statements of Operations.

During the third fiscal quarter of 2002, the Company decided to sell the applied computing business of I-Bus/Phoenix to a new company organized by former I-Bus/Phoenix senior managers.  In preparation for the sale and to configure the I-Bus/Phoenix computing business to be self-supporting, I-Bus/Phoenix consolidated all production of the applied computing products to its facility in Tangmere, United Kingdom, and reduced worldwide personnel.  As a result of this plan, the Company recorded restructuring charges of $922,000 during the quarter ended September 2002. As of  the date of sale $245,000 of restructuring reserves were disposed as part of the sale.

During  1999 and 2000 the Company had undertaken various actions to consolidate its facilities and reduce its cost structure.  As a result, the Company recorded restructuring related charges in the five months ended December 31, 1999 and the year ended December 31, 2000 of  $3.3 million, which included the termination of approximately 75 employees.  These cutbacks impacted all segments and classes of employees.  Such charges were determined in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  These charges include severance costs related to a reduction in workforce, the closure and combination of certain facilities.

The following table summarizes the restructuring charges recorded, and the activity related to such charges, in the years ended December 31, 2000, 2001 and 2002 (in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Moving and Other Costs Related to Consolidation of Facilities	Total Restructuring Charges
Balance at December 31, 1999:	$831	$117	$30	$978
Reserves established:	740	907	640	2,287
Utilization of reserves:
Cash	(951)	(828)	(359)	(2,138)
Balance at December 31, 2000:	620	196	311	1,127
Reserves established:	—	—	—	—
Utilization of reserves:
Cash	(395)	(163)	(311)	(869)
Balance December 31, 2001:	225	33	—	258
Reserves established:	1,191	215	223	1,629
Utilization of reserves:
Cash	(1,068)	—	—	(1,068)
Non-cash	—	—	(223)	(223)
IBUS Disposition	(44)	(201)	—	(245)

Balance December 31, 2002:	$304	$47	$—	$351

Note 13 — Impairment Charges

In 2002, in connection with the sale of the IBUS Computing division (see note 3), the Company recorded $7.6 million of impairment charges related to long lived-assets. The write down of impaired assets consisted of $5.3 million of goodwill associated with the computing systems business.  The Company conducted an extensive review of fixed assets supporting multiple businesses including the computing systems business.  As part of these reviews, the Company determined the carrying values of the related long-lived assets was in excess of fair market value and as a result, an asset impairment charge of $2.3 million was recorded.

Investment impairment of $0.5 million recorded in 2001 relates to Maxwell’s ownership of approximately 1% of a privately held company involved in support services in the areas of information technology, system and software integration and engineering and technical services under contract with various government agencies. Upon review of its annual financial statements and discussions with its CFO, we were informed that the company had a negative net worth and had decided to restructure its operations to discontinue its information technology and software integration and engineering businesses and focus only on government contracting. Based on these facts and the uncertainty surrounding its ability to return to profitability, we concluded that the investment was impaired and we fully reserved for the investment.

In 2000, other charges consisted of the write-off of certain non-performing operating assets, and the write-down of goodwill balances of $4.8 million related to the previous acquisition of Phoenix Power. Maxwell Technologies acquired Phoenix Power in March 1998 for $4 million. The terms of the agreement provided for additional contingent purchase price based upon the financial performance of Phoenix Power following the acquisition through February 28, 2000. Pursuant to this agreement, in January 2000, the Company paid additional consideration of $5 million, which was recorded as additional goodwill. This additional consideration was based on a projection made by the Company in December 1999 that Phoenix Power would provide at lease $1.6 million in adjusted pre-tax income for the 12-month period ended February 2000. Subsequent reviews of actual results revealed that the adjusted pre-tax income was closer to $0.5 million, which was below the threshold for any additional consideration per the acquisition agreement. However, the agreement did not provide for a return of the additional consideration. Based on these facts and revised lower full year projections, we requested and received a third party appraisal, which determined that an impairment existed and, accordingly, the Company reduced the goodwill by $4.8 million.  The Company also recorded a charge of $0.5 million related to the write-off of in-process technology acquired in connection with the acquisition of Gateworks (Note 2).  The Company abandoned $0.9 million of equipment and leasehold improvements due to the consolidation of its factories and the discontinuance of certain older products.  In conjunction with its decision to cancel certain older products, the Company wrote off $0.7 million in inventory, primarily power and computing products to cost of sales.

Note 14 — Discontinued Operations

In connection with the Company’s decision in 2000 to focus the future of the Company on the Electronic Components Group and I-Bus/Phoenix, the Company sold its high voltage wound film capacitors and high voltage power supplies business and its time card and job cost accounting software business.  In addition, the Company offered for sale its defense contracting business and decided to seek strategic alternatives for its PurePulse Technologies, Inc. subsidiary.  Accordingly, both the defense contracting business and PurePulse, each of which was previously classified as a separate segment, and the high voltage wound film capacitors and high voltage power supplies business and its time card and job cost accounting software business, have been classified as discontinued operations for financial reporting purposes.

In September 2002, the Company decided to suspend the operations of PurePulse.  PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals.  The Company plans to preserve its intellectual property and certain other technology assets for a possible future sale of such assets.

In March 2001, the Company sold the assets of its defense contracting business in separate transactions with two buyers, for an aggregate purchase price of approximately $20.7 million.  Of the total purchase price, approximately $9.5 million was received in cash in March 2001, an additional $9.8 million was received in cash in April 2001, and the remaining $1.4 million was received in October 2001 following the expiration of holdback periods for certain indemnifications and other contingencies provided for in the sales agreements.  The buyers assumed certain liabilities and ongoing contractual obligations of the business and hired most of the employees of the business.  The Company retained certain leases and lease obligations expiring in 2006 and certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business.  The Company recorded a gain, net of tax, of approximately $3.9 million in the first quarter of 2001, representing the net gain on the disposition of the assets and the net income from the operations of this discontinued business.  Based on current and projected vacancies at leased facilities, the Company has revised previously estimated costs and has written off related leasehold improvements.  These charges, which totaled  $2.8 million, were recorded in September 2001 and are included in the loss from discontinued operations.  The net lease obligations are $1.6 million and run through 2006 of which $503,000 has been reserved for as of December 31, 2002.  It is reasonably possible that a change in estimate will occur in the near term.

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

Operating results of the discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations.  No provision for income taxes was provided for discontinued operations for the years ended December 31, 2000 and 2002.  For the fiscal year ended December 2001, the provision for income taxes was $4.6 million.  The businesses included in discontinued operations had sales aggregating  $47.2 million, $11.7 million and $758,000 in the years ended December 31, 2000, 2001 and 2002, respectively.  These amounts are not included in net sales in the accompanying consolidated statements of operations.

Assets and liabilities of the discontinued operations consisted of the following (in thousands):

	December 31,
	2001	2002
Assets:
Cash	$1	$—
Accounts receivable	179	—
Inventory	651	—
Prepaid expenses and other current assets	212	21
Property and equipment, net	970	—
Other non-current assets	93	—
	2,106	21
Liabilities and minority interest:
Accounts payable and accrued liabilities	3,891	1,088
Minority interest	(143)	1,259
	3,748	2,347

Net liabilities of discontinued operations	$(1,642)	$(2,326)

Net liabilities of the discontinued operations have been separately classified in the accompanying consolidated balance sheets as of December 31, 2001 and 2002.

Results for discontinued operations, by segment, consisted of the following (in thousands):

	Years Ended December 31,
	2000	2001	2002
Discontinued operations, net of tax:
Loss from operations:
Government Systems	$(907)	$(473)	$—
PurePulse Technologies	(1,973)	(5,304)	(4,832)
	(2,880)	(5,777)	(4,832)
Gain on disposal:
Government Systems	2,854	1,081	—
PurePulse Technologies	—	—	—
	2,854	1,081	—

	$(26)	$(4,696)	$(4,832)

Note 15 – Business Segments

                Based on our strategy, we develop, manufacture and market high-reliability power and microelectronic products for original equipment manufacturers (OEMs) in multiple industries.  We have re-organized the Company into four reportable segments.  In accordance with the requirements and guidelines of Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information”, we have restated segment results to reflect the following new reporting segments.

                After the acquisition of Montena Components and the dispositions of the I-Bus computing systems business and the TeknaSeal glass-to-metal seals business, which were completed during the third and fourth quarters of 2002, respectively, the Company’s businesses were organized into two segments, the High Reliability segment and the Winding Equipment Segment.  The High Reliability segment consists of:

•                  Ultracapacitors for electrical energy storage and delivery of peak power for a variety of applications

•                  High-voltage grading and coupling capacitors used in electric utility infrastructure, high-voltage laboratories and other applications involving transport, distribution and measurement of high voltage electrical energy

•                  Radiation-shielded microelectronics, including integrated circuits, power modules, memory modules and single board computers for aerospace and military applications

•                  Power distribution and conditioning modules for integration into larger medical imaging and other industrial systems for delivery of consistent high quality power and medical imaging markets

The Winding Equipment segment makes winding machines and automated assembly lines used to manufacture metalized film capacitors and lithium batteries.

Prior to the sale of its computing systems business at the end of the third quarter of 2002, the Company’s I-Bus/Phoenix Power and Computing Systems segment designed, manufactured and marketed applied computing systems and power distribution and power conditioning systems mainly to OEMs serving the telecommunications, industrial automation, broadcasting and medical imaging markets.  The power distribution and conditioning systems now are part of High Reliability segment.  The restated I-Bus Computing Systems segment consists of the computing business, which was sold in September 2002.

In June 2001 the Company sold substantially all the assets (except for accounts receivable), liabilities and business operations of its Sierra KD Components Division in Carson City, Nevada (“Sierra”).  Sierra manufactured and commercialized ceramic filter capacitors with wire feedthroughs for implantable medical devices and ceramic capacitors for aerospace and commercial applications.  On September 30, 2002, the Company sold its non-core TeknaSeal glass-to-metal seals business in Minneapolis, Minnesota.  Both of these businesses, which were previously reported in the former Electronic Components segment, have been combined into a segment for reporting purposes called the  Sierra and TeknaSeal segment.

Maxwell’s management evaluates performance and allocates resources based on a measure of segment profit (loss) excluding interest, taxes, restructuring, acquisition and other charges.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Business segment financial data is as follows (in thousands):

	For the Year Ended December 31,
	2000	2001	2002
Revenue:
High Reliability	$35,483	$39,398	$40,106
Winding Equipment	—	—	3,571
I-Bus Computing Systems	48,878	24,082	11,002
Sierra and TeknaSeal	17,986	14,376	3,286
Consolidated total	$102,347	$77,856	$57,965

Income (loss) from continuing operations:
High Reliability	$(7,017)	$(11,470)	$(6,204)
Winding Equipment	—	—	(123)
I-Bus Computing Systems	(812)	(10,070)	(10,955)
Sierra and TeknaSeal	312	2,021	940
Total segment operating income (loss)	(7,517)	(19,519)	(16,342)
Asset impairment	6,199	500	7,628
Restructuring	2,287	—	1,629
Corporate expenses	5,315	4,421	3,818
(Gain) loss on sale of businesses	—	(39,142)	6,542
Minority interest	(181)	(710)	(241)
Interest and other, net	1,421	598	(262)
Income (loss) from continuing operations before income taxes	$(22,558)	$14,814	$(35,456)

Depreciation and amortization:
High Reliability	$1,859	$1,926	$2,883
Winding Equipment	—	—	5
I-Bus Computing Systems	627	1,667	498
Sierra KD and TeknaSeal	589	361	83
Corporate	603	1,341	1,164

Consolidated total	$3,678	$5,295	$4,633

Capital expenditures:
High Reliability	$3,700	$1,260	$1,477
Winding Equipment	—	—	10
I-Bus Computing Systems	667	1,358	173
Sierra and TeknaSeal	848	202	—
Corporate	6,575	3,412	136
Consolidated total	$11,790	$6,232	$1,796

	December 31,
	2001	2002
Identifiable assets:
High Reliability	$45,738	$40,612
Winding Equipment	—	3,744
I-Bus Computing Systems	15,996	—
Sierra and TeknaSeal	1,800	—
Corporate	22,170	27,024

Consolidated total	$85,704	$71,380

Intersegment sales are insignificant.  Identifiable assets by segment include the assets directly identified with those segments. Corporate assets consist primarily of cash and cash equivalents, short-term investments, deferred tax assets and liabilities, and the centralized telecommunications, networking and other information technology equipment of the Company.

International sales amounted to $25.8 million, $21.8 million and $25.1 million in the  years ended December 31, 2000, 2001 and 2002, respectively, and were made principally to customers in the United Kingdom, Europe and the Pacific Rim.  Company assets located outside the United States totaled approximately  $7.9 million and $29.8 million at December 31, 2001 and 2002, respectively.

The Company made sales to one major customer of its High Reliability segment which aggregated  17%, 24% and 20% of total Company sales for the years ended December 31, 2000, 2001 and 2002, respectively.

Note 16 –Related Party Transactions

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

Montena SA, the former parent company of Montena Components and a significant shareholder of Maxwell Technologies, Inc, is the lessor for the Company’s headquarters in Rossens, Switzerland. During the year ended December 31, 2002, the Company paid $346,000 in rental fees to Montena  SA .  Future rental commitments as of December 31, 2002 are $4.7 million.

Note 17 – Unaudited Quarterly Results of Operations

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2002.  The unaudited financial information reflects all normal recurring adjustments, which are in the opinion of management, necessary for the fair statement of the results of the interim periods (in thousands, except per share amounts).

	Quarter Ended
	March	June	September	December
Year Ended December 31, 2002

Sales	$12,789	$13,155	$16,565	$15,456
Cost of sales	11,842	13,951	13,859	11,481
Asset impairments	—	—	7,628	—
(Gain) loss on sale of businesses	—	—	7,219	(677)
Loss from continuing operations	(5,906)	(8,510)	(20,786)	(122)
Discontinued operations, net of tax	(805)	(879)	(2,761)	(387)
Net loss	$(6,711)	$(9,389)	$(23,547)	$(509)

Basic net income (loss) per share:
Loss from continuing operations	$(0.57)	$(0.75)	$(1.53)	$(0.01)
Loss from discontinued operations	(0.08)	(0.08)	(0.20)	(0.03)
	$(0.65)	$(0.83)	$(1.73)	$(0.04)

Diluted net income (loss) per share:
Loss from continuing operations	$(0.57)	$(0.75)	$(1.53)	$(0.01)
Loss from discontinued operations	(0.08)	(0.08)	(0.20)	(0.03)
	$(0.65)	$(0.83)	$(1.73)	$(0.04)

Year Ended December 31, 2001

Sales	$27,000	$20,456	$15,017	$15,383
Cost of sales	20,851	18,196	14,406	13,163
Asset impairments	—	—	—	500
(Gain) loss on sale of businesses		(39,119)		(23)
Income (loss) from continuing operations	(2,660)	20,143	(6,946)	(18,758)
Discontinued operations, net of tax	3,234	(515)	(3,498)	(3,917)
Net income (loss)	$574	$19,628	$(10,444)	$(22,675)

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.27)	$2.00	$(0.68)	$(1.84)
Income (loss) from discontinued operations	0.33	(0.05)	(0.35)	(0.39)
	$0.06	$1.95	$(1.03)	$(2.23)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.27)	$1.84	$(0.68)	$(1.84)
Income (loss) from discontinued operations	0.33	(0.05)	(0.35)	(0.39)
	$0.06	$1.79	$(1.03)	$(2.23)

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

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Items 10 through 13.

The information required under Item 10 (Directors and Executive Officers of the Registrant), Item 11, (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be reported in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A as follows and is incorporated herein by reference:

Heading in Proxy Statement

Item 10

“ELECTION OF DIRECTORS”

Item 11

“EXECUTIVE COMPENSATION”

Item 12	“SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”
Item 13	“CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS”

(See also Item 4.1 – “Executive Officers of the Registrant,” Part I, supra)

Item 14. Controls and Procedures

Within 90 days of the date of this report, we completed an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date this evaluation was completed.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

See Item 6, Item 7 and Item 8.

(a)(2) Financial Statement Schedules

Schedule II

Valuation and Qualifying Accounts

(in thousands)

	Balance at the Beginning of the Year	Charged to Expense	Acquisitions/ Transfers and Other	Write-offs net of Recoveries	Balance at the End of the Period

Allowance for Doubtful Accounts:
December 31, 2000	$811	$194	$125	$(304)	$826
December 31, 2001	826	534	138	(667)	831
December 31, 2002	831	576	(238)	(485)	684
Inventory Reserve:
December 31, 2000	$3,697	$1,814	$—	$(2,977)	$2,534
December 31, 2001	2,534	3,250	—	(1,888)	3,896
December 31, 2002	3,896	8,011	1,047	(10,928)	2,026

Accounts all other schedules for which provisions are made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) List of Exhibits

3.1	Restated Certificate of Incorporation of the Registrant — Exhibit 3.1 to the Registrant’s Form 10-K Annual Report for the year ended July 31, 1987 (“1987 Form 10-K”) is incorporated by reference.

3.2

Certificate of Amendment of Restated Certificate of Incorporation of the Registrant increasing the number of authorized shares to 20 million, dated November 22, 1996 — Exhibit 3.2 to the Registrant’s Form 10-K Annual Report for the year ended July 31, 1997 (“1997 Form 10-K”) is incorporated by reference.

3.3

Certificate of Amendment of Restated Certificate of Incorporation of the Registrant increasing the number of authorized shares to 40 million, dated February 9, 1998 — Exhibit 3.3 to the Registrant’s Form 10-K Annual Report for the year ended July 31, 1999 (“1999 Form 10-K”) is incorporated by reference.

3.4	Bylaws of the Registrant as amended to date — Exhibit 3.2 to the 1987 Form 10-K is incorporated by reference.

3.5	Revised Article IV of the Bylaws of the Registrant — Exhibit 3.4 to the 1997 Form 10-K is incorporated by reference.

4.1

Rights Agreement dated November 5, 1999 between Registrant and Chase Mellon Shareholders Services, LLC, as Rights Agent – Exhibit 1 to the Registrant’s Form 8-A filed November 18, 1999 is hereby incorporated by reference.

10.1	Maxwell Laboratories, Inc. 1995 Stock Option Plan — Exhibit 10.3 to the Registrant’s Form 10-K Annual Report for the year ended July 31, 1995 (“1995 Form 10-K”) is incorporated by reference.

10.2	Amendment Number One to Maxwell Laboratories, Inc. 1995 Stock Option Plan, dated March 19, 1997 — Exhibit 10.6 to the 1997 Form 10-K is incorporated by reference.

10.3	Amendment Number Two to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated January 28, 1998 — Exhibit 10.6 to the 1998 Form 10-K is incorporated by reference.

10.4	Amendment Number Three to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated January 28, 1999 — Exhibit 10.8 to the 1999 Form 10-K is incorporated by reference.

10.5	Amendment Number Four to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated January 28, 2000 — Exhibit 10.9 to the Registrant’s December 31, 1999 Form 10-K is incorporated by reference.

10.6

Amendment Number Five to Maxwell Technologies, Inc. 1995 Stock Option Plan, dated August 14, 2000 — Exhibit 10.6 to the Registrant’s Annual Report in Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”) is incorporated by reference.

10.7	Maxwell Laboratories, Inc. Director Stock Option Plan — Exhibit 10.23 to the Registrant’s Form 10-K Annual Report for the year ended July 31, 1989 (“1989 Form 10-K”) is incorporated by reference.

10.8	Amendment Number One to Maxwell Laboratories, Inc. Director Stock Option Plan, dated February 7, 1997 — Exhibit 10.2 to the 1997 Form 10-K is incorporated by reference.

10.9	Amendment Number Two to Maxwell Laboratories, Inc. Director Stock Option Plan, dated January 28, 1999 — Exhibit 10.3 to the 1999 Form 10-K is incorporated by reference.

10.10	Maxwell Technologies, Inc. 1999 Director Stock Option Plan, dated January 28, 2000 — Exhibit 10.12 to the Registrant’s December 31, 1999 Form 10-K is incorporated by reference.

10.11	Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan — Exhibit 10.4 to the 1995 Form 10-K is incorporated by reference.

10.12	Amendment Number One to the Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan, effective as of April 30, 1997 — Exhibit 10.38 to the 1997 Form 10-K is incorporated by reference.

10.13	Maxwell Technologies, Inc. 1999 Management Equity Ownership Program dated January 28, 2000 — Exhibit 10.45 to the Registrant’s December 31, 1999 Form 10-K is incorporated by reference.

10.14	Maxwell Laboratories, Inc. 1994 Director Stock Purchase Plan — Exhibit 10.5 to the 1995 Form 10-K is incorporated by reference.

10.15	Maxwell Energy Products, Inc. 1996 Stock Option Plan — Exhibit 10.35 to the 1997 Form 10-K is incorporated by reference.

10.16	Maxwell Electronic Components Group, Inc. 2000 Stock Option Plan — Exhibit 10.16 to the 2000 Form 10-K is incorporated by reference.

10.17	I-Bus, Inc. 1996 Stock Option Plan — Exhibit 10.36 to the 1997 Form 10-K is incorporated by reference.

10.18	I-Bus/Phoenix, Inc. 2000 Stock Option Plan — Exhibit 10.3 to the Registrant’s September 30, 2000 Form 10-Q is incorporated by reference.

10.19	PurePulse Technologies, Inc. 1994 Stock Option Plan — Exhibit 10.26 to the 1996 Form 10-K is incorporated by reference.

10.20	PurePulse Technologies, Inc. 2000 Stock Option Plan — Exhibit 10.2 to the September 30, 2000 Form 10-Q is incorporated by reference.

10.22

Maxwell Technologies, Inc. Employment Agreement dated November 9, 1999 between the Registrant and Carlton J. Eibl — Exhibit 10.19 to the Registrant’s December 31, 1999 Form 10-K is incorporated by reference.

10.24

Restricted Stock Agreement dated July 25, 1996, between the Registrant and Kenneth F. Potashner — Exhibit 10.17 to the Registrant’s Form 10-K Annual Report for the year ended July 31, 1996 is incorporated by reference.

10.25	Amendment Number One to Restricted Stock Agreement, dated June 24, 1997, between the Registrant and Kenneth F. Potashner — Exhibit 10.23 to the 1997 Form 10-K is incorporated by reference.

10.26

Secured Promissory Note dated February 2, 1999 and Stock Pledge Agreement dated February 2, 1999 between Registrant and Kenneth F. Potashner — Exhibit 10.24 to the 1999 Form 10-K is incorporated by reference.

10.27	Stock Pledge Agreement dated February 2, 1999 between Registrant and Kenneth F. Potashner — Exhibit 10.25 to the 1999 Form 10-K is incorporated by reference.

10.28	Subordinated Promissory Note dated January 17, 2001, between Maxwell Technologies, Inc. and Carl Eibl — Exhibit 10.28 to the 2000 Form 10-K is incorporated by reference.

10.30

Stock Purchase Agreement among Maxwell Technologies, Inc., Maxwell Energy Products, Inc., and PacifiCorp Energy Ventures, Inc., dated October 30, 1997 — Exhibit 10 to the Registrant’s October 31, 1997 Form 10-Q is incorporated by reference.

10.31

Shareholder Agreement among Maxwell Technologies, Inc., PurePulse Technologies, Inc., Sanyo E&E Corporation and Three Oceans Inc., dated January 28, 1999 — Exhibit 10.44 to the 1999 Form 10-K is incorporated by reference.

10.32

Agreement and Plan of Reorganization among Gateworks Corporation, The Shareholders of Gateworks Corporation, I-Bus/Phoenix, Inc. and Maxwell Technologies, Inc. as of September 13, 2000. — Exhibit 10.1 to the Registrant’s September 30, 2000 Form 10-Q is incorporated by reference.

10.33

Loan and Security Agreement dated February 26, 2001, between Maxwell Technologies, Inc., Maxwell Electronic Components Group, Inc., I-Bus/Phoenix, Inc., PurePulse Technologies, Inc., Maxwell Technologies Systems Division, Inc., MML Acquisition Corporation and Comerica Bank — California — Exhibit 10.33 to the 2000 Form 10-K is incorporated by reference.

10.34

Third Amendment to Loan and Security Agreement dated December 21, 2001, among Maxwell Technologies, Inc., Maxwell Electronic Components Group, Inc., I-Bus/Phoenix, Inc., PurePulse Technologies, Inc., MML Acquisition Corp. and Comerica Bank-California.

10.35	Term Loan Agreement dated December 21, 2001 between Maxwell Technologies, Inc., and Comerica Bank-California.

10.36	Lease dated March 28, 2000 by and between Balboa Boulevard Building, G.P., as Lessor, and the Registrant, as Lessee — Exhibit 10.34 to the 2000 Form 10-K is incorporated by reference..

10.37	Lease dated November 1, 1996, by and between Ponderosa Pines Partnership, as Lessor, and PurePulse Technologies, Inc., as Lessee — Exhibit 10.25 to the 1997 Form 10-K is incorporated by reference.

10.38*

Stock Purchase and Barter Agreement by and between Maxwell Technologies and Montena SA dated May 30, 2002 and Amendment Number One dated June 28, 2002 — Exhibit 2.1 to Form 8-K filed July 19, 2002 is incorporated by reference.

10.39

Amendment Number Two to the Stock Purchase and Barter Agreement by and between Maxwell Technologies, Inc. and Montena SA — Exhibit 2.1 to Form 8-K filed September 18, 2002 is incorporated by reference.

10.40

Asset Purchase Agreement dated as of September 30, 2002, between Maxwell Electronic Components Group, Inc. and TeknaSeal L.L.C. – Exhibit 99.1 to Form 8-K filed October 14, 2002 is incorporated by reference

10.41	Purchase and Sale Agreement dated as of September 29, 2002 between I-Bus/Phoenix, Inc. and I-Bus Corporation – Exhibit 99.2 for Form 8-K filed October 14, 2002 is incorporated by reference.

10.42	8% Senior Subordinated Promissory Note dated September 29, 2002 in the principal amount of $7,000,000 – Exhibit 99.3 to Form 8-K filed October 14, 2002 is incorporated by reference.

10.43	Warrant for Common Stock of I-Bus Corporation dated September 29, 2002 issued to I-Bus/Phoenix, Inc. – Exhibit 99.4 to Form 8-K filed October 14, 2002 is incorporated by reference.

10.44*	Term Loan Agreement Amendments dated August 13, 2002 and October 31, 2002 between Maxwell Technologies, Inc. and Comerica Bank California.

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP, Independent Auditors.

99.1*	Certification of Chief Executive Officer

99.2*	Certification of Chief Financial Officer

(b)      Reports On Form 8-K

•                  Form 8-K filed July 19, 2002 reporting the acquisition of Montena Components, Ltd. and restructuring of I-Bus/Phoenix, Inc.

•                  Amended Form 8-K filed on September 18, 2002 with Financial Statements and Pro Forma Financial information relating to the acquisition of Montena Components, Ltd.

•                  Form 8-K filed October 14, 2002 reporting the sale of TeknaSeal by Maxwell Components Group, Inc. and the sale of I-Bus Computing Systems by I-Bus/Phoenix, Inc.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of March 2003.

MAXWELL TECHNOLOGIES, INC.

By:	/s/ Carlton J. Eibl
Carlton J. Eibl
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlton J. Eibl	Chief Executive Officer and	March 20, 2003
Carlton J. Eibl	Director

/s/ Kenneth F. Potashner	Chairman of the Board, Director	March 20, 2003
Kenneth F. Potashner

/s/ James A. Baumker	Vice President, Finance,	March 20, 2003
James A. Baumker	Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mark Rossi	Director	March 20, 2003
Mark Rossi

/s/ Jean Lavigne	Director	March 20, 2003
Jean Lavigne

/s/ Robert Guyett	Director	March 20, 2003
Robert Guyett

/s/ José Cortes	Director	March 20, 2003
José Cortes

CERTIFICATIONS

I, Carlton J. Eibl, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Maxwell Technologies, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.                                       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003	/s/ Carlton J. Eibl
Carlton J. Eibl
Chief Executive Officer

CERTIFICATIONS

I, James A. Baumker, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Maxwell Technologies, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.                                       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 20, 2003	/s/ James A. Baumker
James A. Baumker
Chief Financial Officer