Form 10-Q
period 2003-03-31
MAXWELL TECHNOLOGIES INC
filed 2003-05-15
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

Registrant’s telephone number, including area code: (858) 503-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         ☒            No           ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☒            No           ☐

As of May 9, 2003, Registrant had only one class of common stock, of which there were 13,754,654 shares outstanding.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2003

PART I

Item 1.

Condensed Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II

Item 1.

Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Montena Components” refer to our subsidiary Montena Components, Ltd. which has been renamed to Maxwell Technologies, SA; all references to “Electronic Components Group” refer to our former subsidiary, Maxwell Electronic Components Group, Inc. which has been merged into Maxwell; all references to “I-Bus/Phoenix” refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to “PurePulse” refer to our subsidiary, PurePulse Technologies, Inc.  This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Discussions containing such forward-looking statements may be found in the material set forth under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-Q generally.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31 2003	December 31 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,619	$3,545
Short-term investments	5,595	7,546
Trade and other accounts receivable, net	6,363	8,530
Inventories	11,584	11,833
Prepaid expenses and other current assets	1,114	1,037
Assets held-for-sale	7,356	7,356

Total current assets	36,631	39,847
Property, plant and equipment, net	11,237	11,653
Other intangible assets, net	2,046	2,009
Goodwill	17,716	17,577
Other non-current assets	295	294
	$67,925	$71,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,294	$11,508
Deferred revenue	5,098	2,305
Accrued employee compensation	1,900	1,590
Short-term borrowings and current portion of long-term debt	3,484	570
Deferred tax liability	279	272
Liabilities of discontinued operations	2,573	2,326

Total current liabilities	21,628	18,571

Deferred tax liability	183	183
Long-term debt, excluding current portion	—	2,675
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 13,765 and 13,726 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	1,377	1,373
Additional paid-in capital	112,372	112,255
Accumulated deficit	(68,376)	(64,015)
Accumulated other comprehensive income	741	338
Total stockholders’ equity	46,114	49,951
	$67,925	$71,380

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Sales	$10,241	$12,789
Costs and expenses:
Cost of sales	8,930	11,842
Selling, general and administrative	4,040	4,691
Research and development	1,307	2,667
Other	(236)	(214)
Total costs and expenses	14,041	18,986
Loss from continuing operations before income taxes	(3,800)	(6,197)
Provision for income taxes	(14)	(291)
Loss from continuing operations	(3,786)	(5,906)
Discontinued operations, net of taxes:
Loss from operations	(575)	(805)
Gain on disposal	—	—
Net loss from discontinued operations	(575)	(805)

Net loss	$(4,361)	$(6,711)

Basic net loss per share:
Loss from continuing operations	$(0.28)	$(0.57)
Loss from discontinued operations	(0.04)	(0.08)
Net loss	$(0.32)	$(0.65)

Liabilities of discontinued operations
Loss from continuing operations	$(0.28)	$(0.57)
Loss from discontinued operations	(0.04)	(0.08)
Net loss	$(0.32)	$(0.65)

Shares used in computing:
Basic net loss per share	13,741	10,395
Diluted net loss per share	13,741	10,395

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Loss from continuing operations	$(3,786)	$(5,906)
Adjustments to reconcile loss from continuing operating activities, net of cash used in operating activities:
Depreciation and amortization	877	1,069
Other noncash items	(222)	(241)
Changes in operating assets and liabilities, net	2,352	40

Net cash used in operating activities	(779)	(5,038)
Investing activities:
Proceeds from sale of businesses and equipment	278	—
Purchases of property and equipment	(397)	(468)
Proceeds from sale of short-term investments	2,836	7,739
Purchases of short-term investments	(924)	(5,067)
Net cash provided by investing activities	1,793	2,204
Financing activities:
Principal payments on long-term debt and short-term borrowings	(75)	(50)
Proceeds from short-term borrowings	314	—
Proceeds from issuance of Company and subsidiary stock	121	446
Net cash provided by financing activities	360	396
Net cash provided by (used in) discontinued operations	(328)	915
Effect of exchange rate changes on cash and cash equivalents	28	(2)
Increase (decrease) in cash and cash equivalents	1,074	(1,525)
Cash and cash equivalents at beginning of period	3,545	13,673
Cash and cash equivalents at end of period	$4,619	$12,148

MAXWELL TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals.  The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

New Accounting Pronouncements.  In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).  This statement supercedes Emerging Issues Task Force (EITF) issue No. 94-3 “Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for cost associated with an exit or disposal activity be recognized at the date an entity commits to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS No. 146 is effective for any exit and disposal activities initiated after December 31, 2002.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. The Company will apply the recognition provisions of FIN 45 to any guarantees issued after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123” (SFAS No. 148).  This statement amends SFAS No. 123 “Accounting for Stock Based Compensation”  (SFAS No. 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effects of the method on reported results in both annual and interim financial statements.  The disclosure provisions were effective for the Company’s year ended December 31, 2002.  The Company has not yet completed the final evaluation of the options presented by SFAS No. 148.  However, within the next year the company expects to reach a determination of whether and, if so, when to change the Company’s existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

Note 2– Strategic Alliance

The Company has formed an alliance with Yeong-Long Technologies Co., Ltd., (“Yeong-Long”) to manufacture and market its proprietary BOOSTCAP® ultracapacitor products in China. The alliance grants an exclusive royalty-bearing license to Yeong-Long to manufacture and sell BOOSTCAP products in China, and to sell to other mutually agreed customers elsewhere in Asia. In addition to the license, the Company will supply Yeong-Long with proprietary electrode material to make ultracapacitor cells, and will begin purchasing finished ultracapacitors from Yeong-Long in 2004 to supplement its internal production capacity. Under the terms of the arrangement, the Company received an initial payment of $3 million and can receive additional payments totaling $2 million based on the satisfaction of certain conditions. Maxwell will also receive payments for the supply of electrode material as well as a royalty on Yeong-Long’s ultracapacitor sales. Maxwell has offered Yeong-Long the option to buy the right to manufacture the electrode material for a separate payment. The Company has accounted for its arrangement with Yeong-Long in accordance with EITF 00-21: Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under the provisions of EITF 00-21, the Company has determined that the delivery of the manufacturing licenses to Yeong-Long and the option to buy the right to manufacture the electrode material represent a separate unit of accounting. Accordingly, the Company has deferred recognition of the initial $3 million until the delivery of certain technology and the exercise or expiration of the electrode material purchase option. The supply of electrode material to Yeong-Long has been determined to represent a separate unit of accounting and revenue will be recognized as the material is delivered.

Note 3 – Inventories

Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Inventory:
Finished goods	$5,352	$4,495
Work-in-process	2,003	2,130
Raw material and purchased parts	6,830	7,234
Inventory reserve	(2,601)	(2,026)
	$11,584	$11,833

Note 4 – Warranty Reserve

The Company provides limited warranties on certain of its products for periods of up to 2 years. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements.

		Additions
	Balance at As of December 31, 2002	Charges to Cost and Expenses	Deductions For Costs Incurred	Deductions For Change in Estimate	Balance at As of March 31, 2003

Accrued Warranty	$947	$393	$(352)	$—	$988

Note 5 – Comprehensive Income

The following table sets forth the components of comprehensive income (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(4,361)	$(6,711)
Foreign currency translation adjustments	442	(15)
Unrealized loss on securities	(39)	(55)
Comprehensive loss	$(3,958)	$(6,781)

Note 6 – Business Segments

The following table displays summarized information about the Company’s operations by business segment (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Revenue:
High Reliability	$7,833	$7,555
Winding Equipment	2,408	—
I-Bus Computing Systems	—	4,139
Sierra and TeknaSeal	—	1,095
Consolidated total	$10,241	$12,789

Income (loss):
High Reliability	$(2,495)	$(3,030)
Winding Equipment	(237)	—
I-Bus Computing Systems	(114)	(2,721)
Sierra and TeknaSeal	—	274
Total segment operating loss	(2,846)	(5,477)
Corporate expenses	1,209	934
(Gain) loss on sale of businesses	(228)	—
Minority interest	—	(241)
Interest and other, net	(27)	27

Loss from continuing operations before income taxes	$(3,800)	$(6,197)

Note 7 – Restructuring

The following table displays the activity and balances of the restructuring reserve (in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Moving and Other Costs Related to Consolidation of Facilities	Total Restructuring Charges
Balance December 31, 2002	$304	$47	$—	$351
Reserves established:
Utilization of reserves:
Cash	(151)	—	—	(151)

Balance March 31, 2003	$153	$47	$—	$200

Item 8 – Stock Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except for net loss per share information):

	Three Months ended March 31,
	2003	2002
Loss from continuing operations as reported	$(3,786)	$(5,906)
Pro forma loss from continuing operations	$(5,613)	$(9,228)

Loss from continuing operations, per share, as reported	$(0.28)	$(0.57)
Pro forma loss from continuing operations per share	$(0.41)	$(0.89)

The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions.

	2003	2002
Risk free interest rate	3.3	3.3
Dividend yield	0	0
Volatility	50.3	68.4
Weighted average expected life	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note 9 – Discontinued Operations

In 2001, the Company sold its defense contracting business and committed to strategic alternatives for PurePulse, with the objective to sell all or a majority interest in the business.  Accordingly, both the defense contracting business and PurePulse, each of which was previously classified as a separate segment, comprise discontinued operations for financial reporting purposes. In September 2002, the Company decided to suspend the operations of PurePulse.

Operating results of the Company’s discontinued operations are shown separately, net of tax, in the accompanying condensed consolidated statements of operations.  The businesses included in discontinued operations had sales aggregating $180,000 for the three months ended March 31, 2003 and $228,000 for the three months ended March 31, 2002. In the three months ended March 31, 2003, the Company revised an estimate for a lease obligation related to its defense contracting business and recorded a charge of $720,000.

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Like many other high technology and industrial enterprises that are having difficult times with bookings and revenue, Maxwell Technologies’ sales have suffered from a generally weak manufacturing environment.   On one side of the spectrum the commercial satellite market for our microelectronics products is very weak, and on the opposite side of the spectrum the electrical infrastructure redevelopment market for our high-voltage capacitors in the United States is on hold due to lower demand for power and very large state budget deficits.  These secular factors have depressed sales and bookings in our High Reliability segment.  As a result of this general economic environment and the impact of sudden acute respiratory syndrome (SARS), it is very difficult to forecast revenue trends for the next several quarters.

However, it is possible to measure Maxwell’s progress in two areas, first market share, and second cost containment.

Our win-ratio in the High Reliability segment continues to hold steady or grow.

•                  Our microelectronics group wins the majority of the business that is available to us, and we are introducing a much larger suite of products to expand our business range.

•                  Our BoostCap® ultracapacitors’ penetration is growing significantly, and we are increasing market-share.  We are introducing power systems products quarter in the second quarter of 2003, which will utilize our BOOSTCAP ultracapactors in a system that provides up time in high availability applications and will expand our penetration into telecom and industrial markets.

•                  In High Tension we continue to hold market share and are introducing new capacitor products for utility infrastructure to protect voltage metering and measurement instruments.

We continue to focus on cost containment, both through headcount reduction and cash management.  Global headcount has been reduced 9% during the first quarter of 2003 through business consolidations and direct headcount reductions.  Our forward-going economic leverage is very high; on average, over 50% of each revenue dollar is a direct contributor to margin. Based on our current product mix and cost structure, our break-even point has been reduced substantially to approximately $15 million in revenue per quarter.

Another significant milestone achieved in the first quarter was the formation of an ultracapacitor manufacturing and marketing alliance in China with Yeong-Long Technologies Co., Ltd., a $200 million per annum manufacturer of electrolytic capacitors.   This arrangement could contribute up to $5 million in cash, and establishes ultracapacitor production facilities in China to complement our existing facilities in the U.S. and Europe.

Our Winding Equipment segment has been able to maintain its prior quarter revenue levels.  However, approximately 80% of its current quarter revenues are attributable to customers in China.  In addition, approximately 59% of our BoostCap revenues come from customers in Asia.  Although not yet evident, future bookings and revenues may be adversely impacted by worsening economic activity and travel restrictions due to the outbreak of SARS.

Results of Operations

Sales

Our consolidated sales for the quarter ended March 31, 2003 were $10.2 million, a decrease of $2.5 million, or 20%, from the quarter ended March 31, 2002.  Sharp declines in the sale of power systems products to GE Medical Systems, which has decided to source these products from affiliates or other companies located in low cost countries, and continued weakness in the satellite and other industrial markets served by the Company negatively impacted reported results.  The decline of $3.5 million in sales of power systems products was partially offset by gains in sales of BOOSTCAP ultracapacitors. Sales increased from the acquisition of Montena Components in July of 2002, contributing approximately $5.8 million of revenue for the quarter, and decreased $5.2 million due to the divestitures of I-Bus Computing Systems and TeknaSeal in September 2002.  Excluding the acquisition and the divestitures, our 2003 sales decreased $3.1 million or 42% compared to the same lines of business in 2002.

Total Costs and Expenses

Cost of sales for the quarter ended March 31, 2003 was $8.9 million, a decrease of $2.9 million, or 25%, from the quarter ended March 31, 2002.  Cost of sales as a percent of net sales was 87% and 93% in 2003 and 2002, respectively.  Although gross profit margins have improved because of better revenue mix and cost containment efforts, they remain depressed because of the downturn in the general economy and industrial markets served by the Company.  This has resulted in inventory charges of $0.5 million for the current quarter and under-utilized production facilities.

Selling, General and Administrative (SG&A) expenses for the quarter ended March 31, 2003 were $4.0 million, a decrease of $0.7 million, or 14%, from the quarter ended March 31, 2002.  SG&A as a percent of net sales was 40% and 37% in 2003 and 2002, respectively.  During the current quarter, the Company recorded $0.5 million in charges related to reserves against loans made to a former subsidiary and other accruals mainly for severance, which increased current quarter SG&A expenses.  SG&A as a percent of sales has increased because of these charges and higher third party commission expenses.

Research and development (R&D) expenses for the quarter ended March 31, 2003 were $1.3 million, a decrease of $1.4 million, or 51%, from the quarter ended March 31, 2002.  The decrease is mainly attributable to the sale of I-Bus Computing Systems.  R&D as a percent of net sales was 13% and 21% in 2003 and 2002, respectively.

Other deductions (credits) net for the quarter ended March 31, 2003 were a credit of $0.2 million, which was essentially unchanged from the quarter ended March 31, 2002.  In the Company’s second fiscal quarter of 2002, it acquired the subsidiary shares that it did not already own and, therefore, no longer records amounts related to minority shareholders.  In the first fiscal quarter of 2003, the Company recorded a $0.2 million gain related to contingent consideration received from the sale of TeknaSeal, which was sold in the Company’s fourth fiscal quarter of 2002.  Interest (income) expense, net for the quarter ended March 31, 2003 was a credit of $27 thousand compared to an expense of  $27 thousand for the quarter ended March 31, 2002.  During 2002, the Company used proceeds from the sale of businesses to pay down debt and the excess was invested in high quality short-term marketable investments.

Income (Loss) From Continuing Operations Before Taxes

Losses from continuing operations before taxes was $3.8 million and $6.2 million in the quarters ended March 31 2003 and 2002, respectively.

High Reliability segment losses were $2.5 million in 2003 compared to $3.0 million in 2002.  The change was due to an improved revenue mix and significant cost reductions in the Company’s San Diego operations.  The acquisition of Montena Components contributed $0.1 million to the year-to-year change.

The Winding Equipment segment, which was part of our acquisition of Montena Components, recorded a loss of $0.2 million.  The loss was due to a significant amount of relatively low profitability sales to customers in China.

I-Bus Computing Systems, which was disposed of in September 2002, recorded losses of $2.7 million for the quarter ended March 31 2002.  The loss of $0.1 million for the quarter ended March 31 2003 relates mainly to a reserve established for amounts advanced to I-Bus Corporation.

TeknaSeal, which was sold in September 2002 generated earnings of $0.3 million in the quarter ended March 2002.

Provision (Credit) For Income Taxes

The credit for income taxes for the quarter ended March 31, 2003 was $14 thousand compared to $0.3 million for the quarter ended March 31, 2002.  The credit recorded in 2002 was related to a federal tax refund for taxes paid in 2001.

Discontinued Operations

Discontinued Operations are comprised of a charge related to the Company’s Government Systems Division, which was sold in 2001, and a credit related to its PurePulse subsidiary, whose operations were suspended in 2002.  The charge of $0.7 million was due to a change in the estimated liability for a certain continuing lease obligation.  The credit was $0.2 million for cash received from the sale of certain remaining equipment inventory.

Liquidity and Capital Resources

Cash used by operating activities in the quarter ended March 31, 2003, was approximately $0.8 million, as compared to $5.0 million in the quarter ended March 31 2002. In February 2003, we received a non-refundable payment of $3 million from YEC, our BOOSTCAP ultracapacitor alliance partner in China, which has been classified as deferred revenue.  Cash used in discontinued operations in the quarter ended March 31, 2003 was $0.3 million and consisted mainly of payments for residual lease obligations of PurePulse and the Government Systems Division.  Capital expenditures for the quarters ended March 31, 2003 and 2002 were $0.4 million and $0.5 million, respectively.  Capital expenditures for 2003 are not expected to exceed $2.8 million, which is approximately equal to our annual depreciation and amortization charges.

Maxwell Technologies, SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right to receive back the advance if the product is not delivered by a specific date. As of the end of March 31, 2003, we had issued guarantees of $0.3 million related to these product arrangements, most of which we expect to ship to customers in the second quarter of 2003.

Assets held for sale consist of the Company-owned building in San Diego, which housed the former I-Bus/Phoenix U.S. production and administration.  We expect to sell the facility during the current fiscal year.

At present, we expect that future cash flows from operations combined with our existing cash balance and net proceeds from assets held for sale will be adequate to fund our capital equipment and working capital requirements and operating losses for more than the next twelve months.

Although we believe we have adequate cash on hand and future cash flows to meet our cash requirements, continued revenues at current depressed levels would cause continued losses and negative cash flows from operations. Therefore, the Company may need to seek additional financing in the future. Although we cannot predict with any certainty as to if or when we might need additional financing, we believe such financing would not be required for the next twelve months. If the Company needs additional financing, there can be no assurance that such financing will be available on acceptable terms or at all. In addition, if the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company may have to initiate measures to raise cash through asset sales, additional debt or equity issuances and/or curtail operations. Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investments would have a material adverse effect on the Company.

Bank Credit Agreement

Our Maxwell Europe subsidiary has a bank credit agreement with two Swiss banks. Borrowings under the credit agreement bear interest at the bank’s prime rate plus 1.0%.  The interest rate was 4.5% at March 31, 2002. We also are eligible to borrow fixed term loans at LIBOR rate plus 2.5% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are secured by the assets of Maxwell Europe and there are no loan covenants. As of March 31, 2003, there was $0.3 million outstanding under the credit agreement, $0.3 million assigned to letters of guarantee and an available borrowing balance of $2.9 million.

In February 2001, we entered into a Loan and Security Agreement with Comerica Bank-California. The Loan and Security Agreement, as amended, consists of a term loan secured by a deed of trust as well as certain other collateral. The term loan bears interest, at our option, at the bank’s reference rate plus .5%, or cost of funds plus 2.25%. The interest rate was 4.75% at March 31, 2003. The principal is amortized monthly over 20 years with the balance due December 31, 2004. We may prepay the term loan at any time. We currently have an outstanding principal balance of $2.8 million.

The Loan and Security Agreement, as amended, contains covenants restricting our ability to, among other things:

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

The Loan and Security Agreement, as amended, also requires us to maintain a minimum tangible net worth of $24 million.

As of the filing date of this Form 10-Q we are in compliance with all covenants.

Net Liabilities of Discontinued Operations

PurePulse, which is classified as discontinued operations, has minority equity investors.  As of March 31 2003, minority investors owned approximately 18% of the outstanding stock of PurePulse with an accounting basis of $1.3 million.  The remaining liability is comprised mainly of a certain lease obligation of the Government Systems Division.

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

Accounts Receivable

We establish and maintain customer credit limits based on credit checks, analyses of credit-worthiness and payment history. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected bad debts based on past collection history and specific risks identified in the portfolio.  It is possible that changes in allowance may be required due to changing market conditions, or that judgments as to ultimate realization may be incorrect.

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

Also, the Company has estimated the liability associated with a certain lease obligation recorded in Discontinued Operations (see discussion of Discontinued Operations).  We revised the estimate from $0.4 million to $1.1 million during the first quarter of 2003.  The total remaining obligation, which terminates in April 2006, is approximately $1.5 million.  There can be no guarantee that we will be able to conclude this lease obligation for the amount that we have accrued.

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

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income within the next two years in order to realize the benefit of the deferred tax assets. In 2001, the Company determined that it was appropriate to record a valuation allowance, which continued in 2002 and 2003 against its deferred tax assets based on its recent history of losses. The deferred tax assets are still available for the Company to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to the Company’s effective tax rate.

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

We undertake no obligation to revise these forward-looking statements that may be made to reflect future events or circumstances. You are referred to the “Risk Factors” section in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002  for a more detailed discussion of certain of those factors.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).  This statement supercedes Emerging Issues Task Force (EITF) issue No. 94-3 “Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for cost associated with an exit or disposal activity be recognized at the date an entity commits to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS No. 146 is effective for any exit and disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123” (SFAS No. 148).  This statement amends SFAS No. 123 “Accounting for Stock Based Compensation”  (SFAS No. 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effects of the method on reported results in both annual and interim financial statements.  The disclosure provisions were effective for the Company’s year ended December 31, 2002.  The Company has not yet completed the final evaluation of the options presented by SFAS No. 148.  However, within the next year the company expects to reach a determination of whether and, if so, when to change the Company’s existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

. In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. The Company will apply the recognition provisions of FIN 45 to any guarantees issued after December 31, 2002.

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

At March 31, 2003, we had $2.8 million outstanding related to variable rate U.S dollar denominated-term debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, annual interest expense on our short-term borrowings, if the amount outstanding remained unchanged, would increase by approximately $0.3 million.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. A third party manages approximately $5.7 million of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks.

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

                None

Item 3.    Defaults Upon Senior Securities

                None

Item 4.    Submission of Matters to a Vote of Security Holders

The Registrant’s 2003 Annual Meeting of Shareholders was held on May 8, 2003.  At the meeting, Richard D. Balanson and José Cortes were elected as Class I directors for a term expiring at the 2006 Annual Meeting of Shareholders.  Directors Mark Rossi and Jean Lavigne continue to serve as Class II directors with terms expiring at the 2004 Annual Meetings of Shareholders and Carl Eibl and Robert Guyett will continue to serve as class III directors with terms expiring at the 2005 Annual Meeting of Shareholders.

In addition, the Registrant’s shareholders authorized the issuance of up to 500,000 shares of the Company’s Common Stock to Montena, SA, in accordance with the provisions of an amendment to the Purchase and Barter Agreement through which the Company acquired all the outstanding shares of capital stock of Montena Components Ltd.

The following numbers of votes were cast “for” and to “withhold authority to vote for” the election of Richard D. Balanson, elected as Class I director at the meeting:

For:	10,222,737	Withhold Authority:	2,245,767

The following numbers of votes were cast “for” and to “withhold authority to vote for” the election of José Cortes, elected as Class I director at the meeting:

For:	10,972,726	Withhold Authority:	1,495,778

The vote on authorization of issuance of up to 500,000 shares of the Company’s Common Stock to Montena, SA:

For:	8,475,932	Against:	1,267,642	Abstain:	40,739	Broker non-vote: 2,684,191

Item 5.    Other Information

                None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

3.4	Bylaws of the Registrant as amended to date.
10.45	Amendment Number Six to the Registrant’s 1995 Stock Option Plan
10.46	Services Agreement, dated April 4, 2003, between the Registrant and Carlton J. Eibl.
10.47	Form of Director Indemnity Agreement.
(99)	Certifications

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

MAXWELL TECHNOLOGIES, INC.

May 14, 2003	/s/ RICHARD D. BALANSON
Date	Richard D. Balanson, Chief Executive Officer

May 14, 2003	/s/ JAMES A. BAUMKER
Date	James A. Baumker, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Richard D. Balanson, certify that:

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

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 14, 2003	/s/ RICHARD D. BALANSON
Date	Signature
Chief Executive Officer
(Principal Executive Officer)

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 14, 2003	/s/ JAMES A. BAUMKER
Date	Signature
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Title