Form 10-Q
period 2003-06-30
MAXWELL TECHNOLOGIES INC
filed 2003-08-14
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

Yes                            ☒                                    No                                ☐

As of August 6, 2003, Registrant had only one class of common stock, of which there were 13,799,227 shares outstanding.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2003

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Montena Components” refer to our subsidiary Montena Components, Ltd. which has been renamed Maxwell Technologies, SA; all references to “Electronic Components Group” refer to our former subsidiary, Maxwell Electronic Components Group, Inc. which has been merged into Maxwell; all references to “I-Bus/Phoenix” refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to “PurePulse” refer to our subsidiary, PurePulse Technologies, Inc.  This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in any forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Discussions containing such forward-looking statements may be found in the material set forth under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-Q generally.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,939	$3,545
Short-term investments	5,586	7,546
Trade and other accounts receivable, net	6,242	8,530
Inventories	11,378	11,833
Prepaid expenses and other current assets	1,718	1,037
Assets held-for-sale	7,356	7,356
Total current assets	34,219	39,847
Property, plant and equipment, net	10,999	11,653
Other intangible assets, net	2,013	2,009
Goodwill	17,923	17,577
Other non-current assets	292	294
	$65,446	$71,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,705	$11,508
Deferred revenue	5,267	2,305
Accrued employee compensation	1,912	1,590
Short-term borrowings and current portion of long-term debt	3,417	570
Deferred tax liability	285	272
Liabilities of discontinued operations	2,372	2,326
Total current liabilities	21,958	18,571

Deferred tax liability	183	183
Long-term debt, excluding current portion	—	2,675
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 13,787 and 13,726 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	1,379	1,373
Additional paid-in capital	112,745	112,255
Accumulated deficit	(71,815)	(64,015)
Accumulated other comprehensive income	996	338
Total stockholders’ equity	43,305	49,951
	$65,446	$71,380

See accompanying notes

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Sales	$10,653	$13,155	$20,894	$25,944
Costs and expenses:
Cost of sales	9,296	13,951	18,226	25,793
Selling, general and administrative	3,504	4,904	7,577	9,595
Research and development	1,574	2,246	2,881	4,913
Other	(189)	552	(458)	338
Total costs and expenses	14,185	21,653	28,226	40,639
Loss from continuing operations before income taxes	(3,532)	(8,498)	(7,332)	(14,695)
Provision (benefit) for income taxes	(86)	12	(100)	(279)
Loss from continuing operations	(3,446)	(8,510)	(7,232)	(14,416)
Discontinued operations, net of taxes:
Income (loss) from operations	7	(879)	(568)	(1,684)

Net loss	$(3,439)	$(9,389)	$(7,800)	$(16,100)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.25)	$(0.75)	$(0.53)	$(1.33)
Loss from discontinued operations	0.00	(0.08)	(0.04)	(0.16)
Net loss	$(0.25)	$(0.83)	$(0.57)	$(1.49)

Weighted average shares used in computing
Basic and diluted net loss per share	13,774	11,276	13,758	10,838

See accompanying notes

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Loss from continuing operations	$(7,232)	$(14,416)
Adjustments to reconcile loss from continuing operating activities to net cash used in operating activities:
Depreciation and amortization	1,941	2,117
Other noncash items	(136)	2,938
Changes in operating assets and liabilities, net	2,651	1,100
Net cash used in operating activities	(2,776)	(8,261)
Investing activities:
Proceeds from sale of businesses and equipment	496	—
Purchases of property and equipment	(1,093)	(828)
Proceeds from sale of short-term investments	4,388	8,669
Purchases of short-term investments	(2,490)	(7,224)
Net cash provided by investing activities	1,301	617
Financing activities:
Principal payments on long-term debt and short-term borrowings	(520)	(125)
Proceeds from short-term borrowings	692	—
Proceeds from issuance of Company and subsidiary stock	183	970
Net cash provided by financing activities	355	845
Net cash used in discontinued operations	(522)	(320)
Effect of exchange rate changes on cash and cash equivalents	36	30
Decrease in cash and cash equivalents	(1,606)	(7,089)
Cash and cash equivalents at beginning of period	3,545	13,673
Cash and cash equivalents at end of period	$1,939	$6,584

See accompanying notes

MAXWELL TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

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

New Accounting Pronouncements.  In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a liability be recorded for the fair value of the obligation in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. The Company will apply the recognition provisions of FIN 45 to any guarantees issued after December 31, 2002.

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

Stock Compensation. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

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

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(3,439)	$(9,389)	$(7,800)	$(16,100)
Add: Stock-based employee compensation expense included in reported net income, net of tax	$—	$—	$—	$—
Deduct: total Stock-based employee compensation expense determined under fair value based method for awards, net of tax	$(2,410)	$(2,115)	$(4,237)	$(5,437)

Pro forma net loss	$(5,849)	$(11,504)	$(12,037)	$(21,537)

Basic and diluted earnings per share - as reported	$(0.25)	$(0.83)	$(0.57)	$(1.49)
Basic and diluted earnings per share - pro forma	$(0.42)	$(1.02)	$(0.87)	$(1.99)

The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions.

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Risk free interest rate	3.3	3.3	3.3	3.3
Dividend yield	—	—	—	—
Volatility	62.9	68.4	56.6	68.4
Weighted average expected life	5 years	5 years	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

Note 2– Strategic Alliance

The Company has formed an alliance with Yeong-Long Technologies Co., Ltd., (“YEC”) to manufacture and market its proprietary BOOSTCAP® ultracapacitor products in China. The alliance grants an exclusive royalty-bearing license to YEC to manufacture and sell BOOSTCAP products in China, and to sell to other mutually agreed customers elsewhere in Asia. In addition to the license, the Company will supply YEC with proprietary electrode material to make ultracapacitor cells, and will begin purchasing finished ultracapacitors from YEC in 2004 to supplement its internal production capacity. Under the terms of the arrangement, the Company received an initial payment of $3 million and can receive additional payments totaling $2 million based on the satisfaction of certain conditions. Maxwell will also receive payments for the supply of electrode material as well as a royalty on YEC’s ultracapacitor sales. Maxwell has offered YEC the option to buy the right to manufacture the electrode material for a separate payment. The Company has accounted for its arrangement with YEC in accordance with EITF 00-21: Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under the provisions of EITF 00-21, the Company has determined that the delivery of the manufacturing licenses to YEC and the option to buy the right to manufacture the electrode material represent a separate unit of accounting. Accordingly, the Company has deferred recognition of the initial $3 million until the delivery of certain technology and the exercise or expiration of the electrode material purchase option. The supply of electrode material to YEC has been determined to represent a separate unit of accounting and revenue will be recognized as the material is delivered.

Note 3 – Inventories

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Inventory:
Finished goods	$5,242	$4,495
Work-in-process	2,800	2,130
Raw material and purchased parts	6,781	7,234
Inventory reserve	(3,445)	(2,026)
	$11,378	$11,833

Note 4 – Warranty Reserve

The Company provides limited warranties on certain of its products for periods of up to two years. The Company recognizes warranty reserves when products are shipped based upon an estimate of total warranty costs, and such reserves are included in accrued liabilities. The estimate of such costs is based upon historical and anticipated requirements.

The following table displays the activity and balances of the warranty reserve (in thousands):

	Balance at As of December 31, 2002	Additions Charges to Cost and Expenses	Deductions For Costs Incurred	Deductions For Change in Estimate	Balance at As of June 30, 2003

Accrued Warranty	$947	$427	$(354)	$(154)	$866

Note 5 – Comprehensive Income

The following table sets forth the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(3,439)	$(9,389)	$(7,800)	$(16,100)
Foreign currency translation adjustments	278	55	720	124
Unrealized gain (loss) on securities	(23)	65	(62)	11
Comprehensive loss	$(3,184)	$(9,269)	$(7,142)	$(15,965)

Note 6 – Business Segments

The following table displays summarized information about the Company’s operations by business segment (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
High Reliability	$7,915	$7,872	$15,748	$15,427
Winding Equipment	2,738	—	5,146	—
I-Bus Computing Systems	—	4,156	—	8,295
Sierra and TeknaSeal	—	1,127	—	2,222
Consolidated total	$10,653	$13,155	$20,894	$25,944

Income (loss):
High Reliability	$(2,462)	$(1,783)	$(4,957)	$(4,813)
Winding Equipment	(289)	—	(526)	—
I-Bus Computing Systems	—	(5,571)	(114)	(8,292)
Sierra and TeknaSeal	—	336	—	610
Total segment operating loss	(2,751)	(7,018)	(5,597)	(12,495)
Corporate expenses	1,016	928	2,225	1,862
Gain on sale of businesses	(235)	—	(463)	—
Restructuring	—	812	—	812
Minority interest	—	—	—	(241)
Interest and other, net	—	(260)	(27)	(233)

Loss from continuing operations before income taxes	$(3,532)	$(8,498)	$(7,332)	$(14,695)

Note 7 – Restructuring

The following table displays the activity and balances of the restructuring reserve (in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Total Restructuring Reserve
Balance December 31, 2002	$304	$47	$351
Utilization of reserves:
Cash	(211)	—	(211)

Balance June 30, 2003	$93	$47	$140

Note 8 – Discontinued Operations

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

Operating results of the Company’s discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations.  The businesses included in discontinued operations had sales aggregating $7,000 for the three months ended June 30, 2003 and $473,000 for the three months ended June 30, 2002. Sales for the six months ended June 30, 2003 and 2002 were $187,000 and $703,000 respectively. In the three months ended March 31, 2003, the Company revised an estimate for a lease obligation related to its defense contracting business and recorded a charge of $720,000.

Note 9 – Service Agreements

In May 2003, the Company and its former Chairman of the Board entered into a services agreement whereby the former Chairman received an option to acquire 94,251 shares at the fair market value as of the date of the grant.  The options are fully vested and have a fixed life of four years.  Accordingly, the Company recorded compensation expense of $313,000 representing the fair value of the options pursuant to the Black-Scholes valuation model.

Note 10 – Product Line Divestiture

In June 2003, the Company decided to discontinue marketing and supporting a product line of accelerated life testers and has recorded a charge of $444,000 related to write-off of inventory and equipment.  In addition, the Company is in discussions with certain customers to terminate related warranty obligations and anticipates recording further charges of $600,000 as these contractual obligations are settled.  This product line did not record any revenue in 2003.

Note 11 – Contingencies

The Company enters into indemnification agreements in the ordinary course of business in which the indemnified party is held harmless and is reimbursed for losses incurred from claims by third parties.  In connection with divestitures of certain assets or businesses, the Company often provides indemnities to the buyer with respect to certain matters including, for example, environmental liabilities and unidentified liabilities related to periods prior to the disposition.  Due to the uncertain nature of the indemnities, the maximum liability cannot be quantified.  Liabilities for obligations are recorded where appropriate and when they can be reasonably estimated.  Historically, the Company has not made significant payments for these obligations.

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our strategic focus is to develop markets for BOOSTCAP® ultracapacitors and to position Maxwell as the dominant supplier of ultracapacitors.  We have positioned ultracapactors as an enabling, yet supplemental technology.  That is, in most cases we augment the performance of a conventional energy storage option, rather than replace it.

Our BOOSTCAP ultracapacitors are targeted at three market segments.  The very high volume market is consumer electronics, but the price point is relatively low.  Digital cameras represent the more significant application that we have penetrated in this market.  The medium volume market is industrial.  Applications that we have penetrated include alternate energy generation, valves and actuators and back-up power.  The third market is transportation.  This includes buses, trucks, trains, planes and automobiles.  This market is further divided into locomotion, which includes hybrid electric and all-electric vehicles, stationary and moving energy recapture in cars, trucks and trains and distributed power systems.  Distributed power system opportunities arise from a trend in the transportation market to replace mechanical and hydraulic systems with electric systems and include door-locks, drive- by- wire, electric power steering, back up for smart controllers, all-electric braking, air conditioning, and others. This segment also includes augmentation power sources such as diesel engine starting in trucks and trains.

Sales of our BOOSTCAP ultracapacitors have continued their quarter-to-quarter increase and we anticipate continued significant growth in BOOSTCAP sales as we are projecting increases in existing and new applications.  However, continuing poor economic conditions, particularly in the commercial satellite markets and the electrical infrastructure redevelopment markets, have continued to depress bookings and revenue in the remainder of our High Reliability segment.  The High Reliability segment accounts for approximately 75% of current quarter revenue.  Despite the projected revenue increases in our BOOSTCAP ultracapacitors, we expect continued losses in the High Reliability segment until revenue from the other products in this segment increase from the current depressed levels.

Our Winding Equipment segment, which accounts for 25% of current quarter revenue, continues to perform below our expectations due to high start-up costs associated with a new line of products and continued price pressure, particularly from companies in Asia.  We are continuing to evaluate our cost position and alternatives to reduce costs and improve product margins.

Results of Operations

Sales

Our consolidated sales for the quarter ended June 30, 2003 were $10.7 million, a decrease of $2.5 million, or 19%, from the quarter ended June 30, 2002.  Consolidated sales for the six months ended June 30, 2003 were $20.9 million, a decrease of $5.1 million, or 19%, from the six months ended June 30, 2002.  Sharp declines in the sale of power systems products to GE Medical Systems, which has decided to source these products from their affiliates or other companies located in low cost countries, and continued weakness in the satellite and other industrial markets served by the Company, negatively impacted reported results.  These declines were partially offset by gains in sales of BOOSTCAP ultracapacitors, which more than doubled compared with the same quarter in 2002.  Sales increased from the acquisition of Montena Components in July of 2002, contributing approximately $5.8 million and $11.6 million of revenue for the quarter and six months ended June 30, 2003, respectively, and decreased $5.3 million and $10.5 million for the quarter and six months ended June 30, 2003, respectively due to the divestitures of I-Bus Computing Systems and TeknaSeal in September 2002.  Excluding the acquisition and the divestitures, our sales decreased $3.0 million or 38% and  $6.2 million or 40% for the quarter and six months ended June 30, 2003, respectively, compared with the same lines of business in 2002.

Costs and Expenses

Cost of sales for the quarter ended June 30, 2003 was $9.3 million, a decrease of $4.7 million, or 33%, from the quarter ended June 30, 2002.  Cost of sales as a percent of net sales was 87% and 106% in the quarter ended June 30, 2003 and 2002, respectively.  Cost of sales for the six months ended June 30, 2003 and 2002 was $18.2 million, or 87% of sales and $25.8 million, or 99% of sales, respectively.  Although gross profit margins have improved because of better revenue mix and cost containment efforts, they remain depressed because of the general downturn in the economy and industrial markets served by the Company.  This has resulted in inventory charges of $0.5 million for the quarter ended March 31, 2003 and continued under-utilized production facilities.  During the current quarter, the Company decided to discontinue marketing and supporting a product line of accelerated life testers and has recorded a charge of $0.4 million related to write-off of inventory and equipment.  In addition, the Company is in discussions with certain customers to terminate related warranty obligations and anticipates recording further charges estimated at $0.6 million as these obligations are settled.  This product line did not record any revenue in 2003.

Selling, General and Administrative (SG&A) expenses for the quarter ended June 30, 2003 were $3.5 million, a decrease of $1.4 million, or 29%, from the quarter ended June 30, 2002.  SG&A as a percent of net sales was 33% and 37% for the quarters ended June 30 2003 and 2002, respectively.  SG&A expenses for the six months ended June 30, 2003 and 2002 were $7.6 million, or 36% of sales and $9.6 million, or 37% of sales, respectively.  During the current quarter, the Company recorded $0.3 million as a compensation charge for stock options granted to the Company’s former Chairman.  During the quarter ended March 31, 2003, the Company recorded $0.5 million in charges related to reserves against loans made to a former subsidiary and other accruals mainly for severance.

Research and development (R&D) expenses for the quarter ended June 30, 2003 were $1.6 million, a decrease of $0.7 million, or 30%, from the quarter ended June 30, 2002.  R&D as a percent of net sales was 15% and 17% for the quarters ended June 30 2003 and 2002, respectively.  R&D expenses for the six months ended June 30, 2003 and 2002 were $2.9 million, or 14% of sales and $4.9 million, or 19% of sales, respectively.  The decrease is mainly attributable to the sale of our former I-Bus Computing Systems segment.

Other costs and expenses (credits) net for the quarter ended June 30, 2003 were a credit of $0.2 million compared with a charge of $0.6 million for the quarter ended June 30, 2002.  Other costs and expenses (credits) net for the six months ended June 30, 2003 were a credit of $0.5 million compared with a charge of $0.3 million for the six months ended June 30, 2002.  The Company recorded $0.8 million in restructuring charges in the second fiscal quarter of 2002 related to the I-Bus Computing Systems business, which was sold in September 2002.  In the first and second fiscal quarters of 2003, the Company recorded $0.2 million in gains related to contingent consideration received from the sale of our TeknaSeal division, which was sold in the Company’s fourth fiscal quarter of 2002.  Interest (income) expense, net for the quarter ended June 30, 2003 was essentially zero compared with a credit of  $44 thousand for the quarter ended June 30, 2002.  Interest (income) expense, net for the six months ended June 30, 2003 was a credit of $27 thousand compared with a credit of  $0.2 million for the six months ended June 30, 2002.  The Company used proceeds from the sale of businesses to fund operations and pay down debt and the excess was invested in high quality short-term marketable investments.  Lower net interest income is due to less available cash to invest.

Income (Loss) From Continuing Operations Before Taxes

Loss from continuing operations before taxes was $3.4 million and $8.5 million in the quarters ended June 30, 2003 and 2002, respectively, and $7.2 million and $14.4 million in the six months ended June 30 2003 and 2002, respectively.  The year-to-year improvements for the quarter and six months are due mainly to the sale of I-Bus Computing Systems in September 2002.

High Reliability segment loss was $2.5 million and $1.8 million in the quarters ended June 30, 2003 and 2002, respectively and $5.0 million and $4.8 million in the six months ended June 30, 2003 and 2002, respectively.  The acquisition of Montena Components in July 2002 did not significantly contribute to the year-to-year change for the quarter or for the six months ended June 30, 2003 as its income before taxes was essentially break-even.  The change was due primarily to lower revenues of power products and microelectronic products, which were partially offset by cost reductions and higher BOOSTCAP ultracapacitor revenues.

The Winding Equipment segment, which was part of our acquisition of Montena Components in July 2002, recorded losses of $0.3 million and $0.5 million in the quarter the six months ended June 30 2003.  The loss was due primarily to high start-up costs related to a new winding product and continued relatively low profitability sales to customers in China.

I-Bus Computing Systems, which was sold of in September 2002, recorded a loss of $5.6 million in the quarter ended June 30 2002 and $0.1 million and $8.3 million in the six months ended June 30 2003 and 2002, respectively.

TeknaSeal, which was sold in September 2002, generated earnings of $0.2 million and $0.5 million for the quarter and six months ended June 30, 2003, respectively, related to contingent consideration received from the sale.

Provision (Credit) For Income Taxes

The credit for income taxes for the quarter ended June 30, 2003 was $0.1 million compared to $12 thousand in the quarter ended June 30, 2002.  The credit for income taxes for the six months ended June 30, 2003 was also $0.1 million compared with $0.3 million for the six months ended June 30, 2002.  The credit recorded in 2002 was related to a federal tax refund for taxes paid in 2001.

Discontinued Operations

Discontinued Operations was essentially zero and $0.9 million for the quarters ended June 30, 2003 and June 30, 2002, respectively.  Discontinued Operations was a loss of $0.6 million compared with a loss of $1.7 million for the six months ended June 30, 2003 and June 30, 2002, respectively.  Discontinued Operations are comprised of the Company’s Government Systems Division, which was sold in 2001, and its PurePulse subsidiary, whose operations were suspended in 2002.  The loss for 2003 consists of a charge of $0.7 million due to a change in the estimated liability for a certain continuing lease obligation partially offset by a credit of $0.2 million for cash received from the sale of certain remaining equipment inventory.

Liquidity and Capital Resources

Cash used by operating activities in the six months ended June 30, 2003, was approximately $2.8 million, as compared with $8.3 million in the six months ended June 30, 2002. In February 2003, we received a non-refundable payment of $3.0 million from YEC, our BOOSTCAP ultracapacitor alliance partner in China, which has been classified as deferred revenue.  Cash used in discontinued operations in the six months ended June 30, 2003 was $0.5 million and consisted mainly of payments for residual lease obligations of PurePulse and the Government Systems Division.  Capital expenditures for the six months ended June 30, 2003 and 2002 were $1.1 million and $0.8 million, respectively.  Capital expenditures for 2003 are not expected to exceed $2.8 million, which is approximately equal to our annual depreciation and amortization charges.

Maxwell Technologies, SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right to receive back the advance if the product is not delivered by a specific date. As of the end of June 30, 2003, we had issued guarantees of $0.3 million related to these product arrangements, most of which we expect to ship to customers in the third quarter of 2003.

Assets held for sale consist of the Company-owned building in San Diego, which housed the former I-Bus/Phoenix production and administration.  We expect to sell the facility during the current fiscal year for approximately $9.0 million gross proceeds.  A portion of the proceeds will be used to pay off the balance of the amount borrowed from Comerica Bank, which totaled $2.8 million as of June 30, 2003. See "Bank Credit Agreement" below.

At present, we expect that future cash flows from operations combined with our existing cash balance and net proceeds from assets held for sale will be adequate to fund our capital equipment and working capital requirements and operating losses for at least the next twelve months.

Although we believe that cash on hand and future cash flows will be adequate to meet our cash requirements, continued revenues at current depressed levels would cause continued losses and negative cash flows from operations. Therefore, the Company may need to seek additional financing in the future. Although we cannot predict with any certainty as to if or when we might need additional financing, we believe such financing would not be required for the next twelve months. If the Company needs additional financing, there can be no assurance that such financing will be available on acceptable terms or at all. In addition, if the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company may have to initiate measures to raise cash through asset sales, additional debt or equity issuances and/or curtail operations. Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investments would have a material adverse effect on the Company.

Bank Credit Agreements

In February 2001, we entered into a Loan and Security Agreement with Comerica Bank. The Loan and Security Agreement, as amended, consists of a term loan secured by a deed of trust as well as certain other collateral. The term loan bears interest, at our option, at the bank’s reference rate plus .5%, or cost of funds plus 2.25%. The interest rate was 4.50 % at June 30, 2003. The principal is amortized monthly over 20 years with the balance due December 31, 2004. We may prepay the term loan at any time. We currently have an outstanding principal balance of $2.8 million.

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

The Loan and Security Agreement, as amended, also requires us to maintain a minimum tangible net worth of $18 million.

As of the filing date of this Form 10-Q we were in compliance with all covenants.

                Our Maxwell Europe subsidiary has a bank credit agreement with two Swiss banks. Borrowings under the credit agreement bear interest at the bank’s prime rate plus 1.0%.  We also are eligible to borrow fixed term loans at LIBOR rate plus 2.5% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are secured by the assets of Maxwell SA and there are no loan covenants. As of June 30, 2003, there was $0.4 million outstanding under the credit agreement, $0.3 million assigned to letters of guarantee and an available borrowing balance of $3.0 million.

Net Liabilities of Discontinued Operations

PurePulse, which is classified as discontinued operations, has minority equity investors.  As of June 30 2003, minority investors owned approximately 18.2% of the outstanding stock of PurePulse with an accounting basis of $0.9 million.  The remaining liability is comprised mainly of a certain lease obligation of the Government Systems Division.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires the Company to make certain estimates and assumptions. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity and, as such, management assumptions and conclusions in these areas may significantly impact the results of operations of the Company.

Revenue Recognition

For the current year, substantially all of our revenue is derived from the sale of manufactured products directly to customers. In general, revenue is recognized at the time the product is shipped unless specific terms require otherwise. In general, we do not offer discounts and there is no right of return. However in prior years certain continuing and discontinued segments recorded revenue from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. This revenue, including estimated profits, was recognized as costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in additional losses in excess of estimated provisions.

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

Assets Held for Sale and Remaining Lease Obligations

The building formerly occupied by I-Bus/Phoenix, which is classified as held for sale, is carried at historical cost. The Company believes that, based on an analysis prepared by the listing agent, the fair value is in excess of the carrying value. Changes in market conditions or other factors may ultimately result in realizing less than the carrying value.

Also, the Company has estimated the liability associated with a certain lease obligation recorded in Discontinued Operations (see "Discontinued Operations'' above).  We revised the estimate from $0.4 million to $1.1 million during the first quarter of 2003.  The total remaining obligation, which terminates in April 2006, is approximately $1.5 million.  There can be no guarantee that we will be able to conclude this lease obligation for the amount that we have accrued.

Loss in the Sale of the I-Bus Computing Systems Business

The Company fully reserved for the $7.0 million note received in exchange for the I-Bus Computing Systems business due to the uncertainty as to its collectability. Future collections would result in recognizing gains.

Long-Lived Assets and Goodwill

Long-lived assets such as property, plant and equipment and other intangible assets are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the long-lived asset may not be recoverable. If the Company determines that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of fair value are reasonable; however changes in business circumstances or estimates of cash flows and fair value could materially impact reported results.

In assessing the recoverability of goodwill, which is completed annually, we make assumptions regarding future cash flows and other factors to determine the fair value. In addition, we periodically have independent appraisals of the business segments performed and compare the fair value to the carrying value. If these estimates or their related assumptions change in the future, we may be required to record impairment charges. Goodwill associated with the I-Bus Computing Systems was written off in conjunction with the disposition of that business. The remaining goodwill is mainly attributable to the acquisition of Montena Components, which was completed in July 2002. Our analysis, which was completed early in the fourth quarter of 2002, was based on the determination that circumstances since the acquisition of Montena had not materially changed and that the Company’s fair value at that date was significantly in excess of the carrying value of its assets including goodwill.

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income within the next two years in order to realize the benefit of the deferred tax assets. In 2001, the Company determined that it was appropriate to record a valuation allowance, which continued in 2002 and 2003 against its deferred tax assets, based on its recent history of losses.

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

                At June 30, 2003, we had $2.8 million outstanding related to variable rate U.S. dollar denominated-term debt.  The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments.  Assuming a hypothetical 10% adverse change in the interest rate, annual interest expense on our short-term borrowings, if the amount outstanding remained unchanged, would increase by approximately $0.3 million.

                We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes.  A third party manages approximately $5.6 million of the investment portfolio under guidelines approved by the Company's Board of Directors.  The balance of our cash is invested in money market accounts with banks.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)           Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 2.           Changes in Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

The Registrant's 2003 Annual Meeting of Shareholders was held on May 8, 2003. Results of submission of matters to a vote of security holders were reported on Quarterly Report 10-Q for the quarter ended March 31, 2003.

Item 5.           Other Information

None

Item 6.           Exhibits and Reports on Form 8-K

(a)     Exhibits

3.4	Bylaws of the Registrant as amended on July 29, 2003.
10.48	Amended and Restated 1995 Stock Option Plan
10.49	Ken Potashner's Separation Agreement and General Release of Claim
10.50	Rich Balanson's Employment Agreement
31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Accounting Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Chief Executive and Chief Accounting Officers’ Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Form 8-K filed on May 6, 2003 reporting the issuance of a press release announcing its financial results for the first fiscal quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

August 11, 2003	/s/ RICHARD D. BALANSON
Date	Richard D. Balanson, Chief Executive Officer

August 11, 2003	/s/ JAMES A. BAUMKER
Date	James A. Baumker, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)