Form 10-Q
period 2003-09-30
MAXWELL TECHNOLOGIES INC
filed 2003-11-14
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

Yes         ☒            No           ☐

As of November 7, 2003, Registrant had only one class of common stock, of which there were 13,815,313 shares outstanding.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2003

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

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,086	$3,545
Short-term investments	2,689	7,546
Trade and other accounts receivable, net	7,893	8,530
Inventories	9,340	11,833
Prepaid expenses and other current assets	1,938	1,037
Assets held-for-sale	7,356	7,356
Total current assets	32,302	39,847
Property, plant and equipment, net	10,598	11,653
Other intangible assets, net	1,981	2,009
Goodwill	18,190	17,577
Other non-current assets	293	294
	$63,364	$71,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$6,825	$10,626
Accrued warranty	1,176	882
Deferred revenue	5,126	2,305
Accrued employee compensation	2,079	1,590
Short-term borrowings and current portion of long-term debt	3,692	570
Deferred tax liability	498	272
Liabilities of discontinued operations	2,161	2,326
Total current liabilities	21,557	18,571

Deferred tax liability	183	183
Long-term debt, excluding current portion	—	2,675
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 13,816 and 13,726 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	1,382	1,373
Additional paid-in capital	108,824	112,255
Common shares issuable	4,098	—
Accumulated deficit	(73,889)	(64,015)
Accumulated other comprehensive income	1,209	338
Total stockholders’ equity	41,624	49,951
	$63,364	$71,380

See notes to consolidated financial statements

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Sales	$10,993	$16,564	$31,887	$42,509
Costs and expenses:
Cost of sales	9,408	13,858	27,634	39,651
Selling, general and administrative	2,611	5,171	10,188	14,766
Research and development	1,597	2,167	4,478	7,080
Impairment of long lived assets	—	7,628	—	7,628
Loss (gain) on sale of business	(263)	7,219	(726)	7,219
Restructuring charge	—	922	—	1,734
Other	(23)	261	(18)	29
Total costs and expenses	13,330	37,226	41,556	78,107
Loss from continuing operations before income taxes	(2,337)	(20,662)	(9,669)	(35,598)
Provision (benefit) for income taxes	(149)	124	(249)	(155)
Minority interest in net loss of subsidiaries	—	—	—	(241)
Loss from continuing operations	(2,188)	(20,786)	(9,420)	(35,202)
Discontinued operations, net of taxes:
Net income (loss) from discontinued operations	115	(2,761)	(453)	(4,445)

Net loss	$(2,073)	$(23,547)	$(9,873)	$(39,647)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.16)	$(1.53)	$(0.68)	$(2.99)
Income (loss) from discontinued operations	0.01	(0.20)	(0.03)	(0.38)
Net loss	$(0.15)	$(1.73)	$(0.71)	$(3.37)

Weighted average shares used in computing:
Basic and diluted net loss per share	13,949	13,597	13,804	11,770

See notes to consolidated financial statements

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Loss from continuing operations	$(9,420)	$(35,202)
Adjustments to reconcile loss from continuing operating activities, net of cash used in operating activities:
Depreciation and amortization	2,701	3,638
Other noncash items	(391)	11,311
Changes in operating assets and liabilities, net	2,369	9,464
Net cash used in operating activities	(4,741)	(10,789)
Investing activities:
Proceeds from sale of businesses and equipment	726	—
Purchase of business, net of cash acquired	—	(2,692)
Purchases of property and equipment	(1,589)	(1,583)
Proceeds from sale of short-term investments	8,100	13,075
Purchases of short-term investments	(3,332)	(8,789)
Net cash provided by investing activities	3,905	11
Financing activities:
Principal payments on long-term debt and short-term borrowings	(1,022)	(200)
Proceeds from short-term borrowings	1,469	—
Proceeds from issuance of Company and subsidiary stock	363	1,223
Net cash provided by financing activities	810	1,023
Net cash used in discontinued operations	(618)	(2,911)
Effect of exchange rate changes on cash and cash equivalents	185	(292)
Decrease in cash and cash equivalents	(459)	(12,958)
Cash and cash equivalents at beginning of period	3,545	13,673
Cash and cash equivalents at end of period	$3,086	$715

See notes to consolidated financial statements

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

Principles of Consolidation

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

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that a liability be recorded for the fair value of the obligation in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. The Company’s adoption of FIN 45 did not have a material impact on its operations.

In December 2002, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123” (“SFAS No. 148”).  This statement amends SFAS No. 123 “Accounting for Stock Based Compensation”  (“SFAS No. 123”) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effects of the method on reported results in both annual and interim financial statements.  The disclosure provisions were effective for the Company’s year ended December 31, 2002.  The Company has not yet completed the final evaluation of the options presented by SFAS No. 148.  However, within the next year the Company expects to reach a determination of whether and, if so, when to change the Company’s existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

Stock Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except for net loss per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss from continuing operations, as reported	$(2,188)	$(20,786)	$(9,420)	$(35,202)

Deduct: total Stock-based employee compensation expense determined under fair value based method for awards, net of tax	$(829)	$(685)	$(2,478)	$(2,322)

Pro forma net loss from operations	$(3,017)	$(21,471)	$(11,898)	$(37,524)

Basic and diluted loss per share - as reported	$(0.16)	$(1.53)	$(0.68)	$(2.99)
Basic and diluted loss per share - pro forma	$(0.22)	$(1.58)	$(0.86)	$(3.19)

The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk free interest rate	2.64	3.3	2.64	3.3
Dividend yield	—	—	—	—
Volatility	50.1	72.8	54.6	77.7
Weighted average expected life	5 years	5 years	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

Note 2 – Strategic Alliance

The Company has formed an alliance with Yeong-Long Technologies Co., Ltd., (“YEC”) to manufacture and market its proprietary BOOSTCAP® ultracapacitor products in China. The alliance grants an exclusive royalty-bearing license to YEC to manufacture and sell BOOSTCAP products in China, and to sell to other mutually agreed customers elsewhere in Asia. In addition to the license, the Company will supply YEC with proprietary electrode material to make ultracapacitor cells, and will begin purchasing finished ultracapacitors from YEC in 2004 to supplement its internal production capacity. Under the terms of the arrangement, the Company has received payments of $4 million and can receive an additional payment of $1 million based on the satisfaction of certain conditions. Maxwell will also receive payments for the supply of electrode material as well as a royalty on YEC’s ultracapacitor sales. Maxwell has offered YEC the option to buy the right to manufacture the electrode material for a separate payment. The Company has accounted for its arrangement with YEC in accordance with EITF 00-21: Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under the provisions of EITF 00-21, the Company has determined that the delivery of the manufacturing licenses to YEC and the option to buy the right to manufacture the electrode material represent a separate unit of accounting. Accordingly, the Company has deferred recognition of any revenue related to this contract until the delivery of certain technology and the exercise or expiration of the electrode material purchase option. The supply of electrode material to YEC has been determined to represent a separate unit of accounting and revenue will be recognized as the material is delivered.

Note 3 – Inventories

	September 30, 2003	December 31, 2002
Inventory:
Finished goods	$5,204	$4,495
Work-in-process	1,890	2,130
Raw material and purchased parts	5,800	7,234
Inventory reserve	(3,554)	(2,026)
	$9,340	$11,833

Note 4 – Warranty Reserve

	Balance at As of December 31, 2002	Additions Charges to Cost and Expenses	Deductions For Costs Incurred	Balance at As of September 30, 2003

Accrued Warranty	$947	$819	$(590)	$1,176

Note 5 – Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(2,073)	$(23,547)	$(9,873)	$(39,647)
Foreign currency translation adjustments	240	568	960	693
Unrealized gain (loss) on securities	(27)	17	(89)	27
Comprehensive loss	$(1,860)	$(22,962)	$(9,002)	$(38,927)

Note 6 – Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
High Reliability	$8,297	$11,509	$24,047	$26,937
Winding Equipment	2,696	1,284	7,840	1,284
I-Bus Computing Systems	—	2,707	—	11,002
Sierra Tekna Seal	—	1,064	—	3,286
Consolidated total	$10,993	$16,564	$31,887	$42,509

Income (loss):
High Reliability	$(2,257)	$(1,264)	$(7,220)	$(5,520)
Winding Equipment	25	(317)	(501)	(317)
I-Bus Computing Systems	250	(2,663)	136	(11,513)
Sierra Tekna Seal	—	330	—	940
Total segment operating loss	(1,982)	(3,914)	(7,585)	(16,410)
Corporate expenses	660	1,066	2,885	2,926
Gain (loss) on sale of businesses	(263)	7,219	(726)	7,628
Restructuring	—	922	—	1,734
Impairment of long lived assets	—	7,628	—	7,219
Minority interest	—	—	—	(241)
Interest and other, net	(42)	(87)	(75)	(319)
Loss from continuing operations before income taxes	$(2,337)	$(20,662)	$(9,669)	$(35,357)

Note 7 – Restructuring

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Total Restructuring Reserve
Balance December 31, 2002	$304	$47	$351

Utilization of reserves:
Cash	(226)	—	(226)

Balance September 30, 2003	$78	$47	$125

Note 8 – Discontinued Operations

In 2001, the Company sold its defense contracting business and committed to strategic alternatives for PurePulse, with the objective to sell all or a majority interest in the business.  Accordingly, both the defense contracting business and PurePulse, each of which was previously classified as a separate segment, comprise discontinued operations for financial reporting purposes. In September 2002, the Company suspended the operations of PurePulse.

Operating results of the Company’s discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations.  The businesses included in discontinued operations had sales aggregating $144 thousand for the three months ended September 30, 2003 and $55 thousand for the three months ended September 30, 2002. Sales for the nine months ended September 30, 2003 and 2002 were $331 thousand and $758 thousand respectively. The Company revised an estimate for a lease obligation related to its defense contracting business and recorded a charge of $720 thousand in the three months ended March 31, 2003.

Note 9 – Services Agreement

In May 2003, the Company and its former Chairman of the Board entered into a services agreement whereby the former Chairman received an option to acquire 94,251 shares at the fair market value as of the date of the grant.  The options are fully vested and have a fixed life of four years.  Accordingly, the Company recorded compensation expense of $313 thousand on the grant date representing the fair value of the options pursuant to the Black-Scholes valuation model.

Note 10 – Product Line Divestiture

In June 2003, the Company decided to discontinue marketing and supporting a product line of accelerated life testers and has recorded a charge of $444 thousand primarily related to excess inventory and equipment and $393 thousand primarily related to warranty buy-outs in the quarters ended June 30, 2003 and September 30, 2003, respectively.  Sales for accelerated life testers product line were immaterial in all periods presented.

Note 11 – Common Shares Issuable

In July 2002, the Company acquired Montena Components in a transaction accounted for under the purchase method of accounting.  Under the terms of the original purchase agreement, the Company agreed to issue certain contingent consideration to the seller, Montena SA, upon satisfaction of the related contingencies.  During the quarter ended September 30, 2003, the Company concluded that the contingencies surrounding the additional consideration were met.  Accordingly, in satisfaction of the contingent consideration, the Company agreed to issue 464,927 shares of common stock to Montena SA.  In accordance with Statement of Financial Position No. 141, “Business Combinations”, such shares have been recorded at their fair value of approximately $4.1 million with a reduction to amounts previously recorded for securities issued at the date of acquisition. As of September 30, 2003, these shares had not been issued and have been included in the financial statements under the caption “common shares issuable”.

Note 12 – Contingencies

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

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our primary strategic focus is to develop markets for BOOSTCAP® ultracapacitors and to position Maxwell as the dominant global supplier of ultracapacitors.  We have positioned ultracapacitors as an enabling, yet supplemental technology.  That is, in most cases our ultracapacitors augment the performance of a conventional energy storage option, rather than replacing it. We also develop, manufacture and market radiation-mitigated microelectronic components and single board computers for the space and satellite markets and high voltage grading and coupling capacitors for electric utility infrastructure

Our BOOSTCAP ultracapacitors are targeted at three market segments.  The very high volume market is consumer electronics, but the price point is relatively low.  Digital cameras represent the more significant application that we have penetrated in this market.  The medium volume market is industrial.  Applications that we have penetrated include alternate energy generation, valves and actuators and back-up power.  The third market is transportation.  This includes buses, trucks, trains, aircraft and automobiles.  This market is further divided into locomotion, which includes hybrid electric and all-electric vehicles, stationary and moving energy recapture in cars, trucks and trains and distributed power systems.  Distributed power system opportunities arise from a trend in the transportation market to replace mechanical and hydraulic systems with electric systems. These include door-locks, drive- by- wire, electric power steering, back up for smart controllers, all-electric braking, air conditioning, and others. This segment also includes augmentation power sources such as diesel engine starting in trucks and locomotives.

Sales of our BOOSTCAP ultracapacitors have established a pattern of quarter-to-quarter growth and we anticipate continued significant growth in BOOSTCAP sales driven by increases in existing and new applications.  However, unfavorable economic conditions, particularly in the commercial satellite markets and the electric utility infrastructure markets, have continued to depress bookings and revenue in the remainder of our High Reliability segment.  The High Reliability segment accounts for approximately 75% of current revenue.  Despite projected increases in BOOSTCAP ultracapacitor revenue, we expect continued losses in the High Reliability segment until revenue from the other products in this segment increase from the current depressed levels.

The Company has decided to concentrate on high-margin, ultracapacitor-based Power Systems products and phase out its low-margin, transformer-based products, and recorded a charge of $287 thousand in the quarter ended September 30, 2003 related to the write-off of excess inventory associated with phased-out products.

The Company’s Winding Equipment segment, which accounts for 25% of current quarter revenue, continues to perform below expectations due to low volumes, high start-up costs associated with a new line of products and continued price pressure, particularly from competitors in Asia.  The Company has decided to sell or shut down the winding equipment segment by December 31, 2003, which may result in charges of up to $1 million if the Company is unable to successfully complete negotiations for the sale of the segment.

Results of Operations

Sales

Our consolidated sales for the quarter ended September 30, 2003 were $10.9 million, a decrease of $5.6 million, or 33.6%, from the quarter ended September 30, 2002.  Consolidated sales for the nine months ended September 30, 2003 were $31.9 million, a decrease of $10.6 million, or 25.0%, from the nine months ended September 30, 2002.  Sharp declines in the sale of Power Systems products to GE Medical Systems, which has decided to source these products from its affiliates or other companies located in low cost countries, and continued weakness in the satellite and other industrial markets served by the Company, negatively impacted reported results.  These declines were partially offset by increases in sales of BOOSTCAP ultracapacitors, which more than tripled compared with the same quarter in 2002.  Sales increased from the acquisition of Montena Components in July of 2002, contributing approximately $5.9 million and $17.6 million of revenue for the quarter and nine months ended September 30, 2003, respectively, and decreased $3.8 million and $14.3 million for the quarter and nine months ended September 30, 2003, respectively, due to the divestitures of I-Bus Computing Systems and TeknaSeal in September 2002.  Excluding the acquisition and the divestitures, our sales decreased $3.0 million or 38% and  $6.2 million or 40% for the quarter and nine months ended September 30, 2003, respectively, compared with the same lines of business in 2002.

Costs and Expenses

Cost of sales for the quarter ended September 30, 2003 was $9.4 million, a decrease of $4.5 million, or 32.1%, from the quarter ended September 30, 2002.  Cost of sales as a percent of net sales was 85.6% and 83.7% in the quarters ended September 30, 2003 and 2002, respectively.  Cost of sales for the nine months ended September 30, 2003 and 2002 was $27.6 million, or 86.7% of sales and $39.6 million, or 93.3% of sales, respectively.  Although year to date gross profit margins have improved because of better revenue mix and cost containment efforts, margins remain depressed because of the general downturn in the economy and industrial markets served by the Company.  This has resulted in inventory charges of $530 thousand for the quarter ended March 31, 2003 and continuing under-utilization of production facilities.  During the second quarter, the Company decided to discontinue marketing and supporting a product line of accelerated life testers and recorded a charge of $343 thousand primarily related to write-off of inventory and equipment in the second quarter and $393 thousand in the third quarter primarily related to warranty buy-outs.

Selling, General and Administrative (SG&A) expenses for the quarter ended September 30, 2003 were $2.6 million, a decrease of $2.6 million, or 49.5%, from the quarter ended September 30, 2002.  SG&A as a percent of net sales was 23.8% and 31.2% for the quarters ended September 30 2003 and 2002, respectively.  SG&A expenses for the nine months ended September 30, 2003 and 2002 were $10.2 million, or 32.0% of sales and $14.8 million, or 34.7% of sales, respectively.  During the second quarter ended June 30, 2003, the Company recorded $313 thousand as a compensation charge for stock options granted to the Company’s former Chairman.  During the quarter ended March 31, 2003, the Company recorded approximately $500 thousand in charges related to reserves against loans made to a former subsidiary and other accruals mainly for severance.

Research and development (R&D) expenses for the quarter ended September 30, 2003 were $1.6 million, a decrease of $0.6 million, or 26.3%, from the quarter ended September 30, 2002.  R&D as a percent of net sales was 14.5% and 13.1% for the quarters ended September 30, 2003 and 2002, respectively.  R&D expenses for the nine months ended September 30, 2003 and 2002 were $4.5 million, or 14.0% of sales and $7.1 million, or 16.7% of sales, respectively.  The decrease is mainly attributable to the sale of our former I-Bus Computing Systems business.

Gain on sale of business was $263 thousand and $726 thousand for the three and nine months ended September 30, 2003. These gains were primarily the result of receipt of contingent consideration from the sale of our TeknaSeal division. Loss on the sale of business was $7.2 million for the three and nine months ended September 30, 2002 relating to the disposal of I-Bus Computing Systems, which was subsequently sold, and the TeknaSeal division.

Restructuring charge was $922 thousand and $1.7 million for the three and nine months ended September 30, 2002, and was the result of charges related to I-Bus Computing Systems division, subsequently sold in September 2002.

Other income was $23 thousand and $18 thousand for the three and nine months ended September 30, 2003, respectively, compared to other expense of $261 thousand and $29 thousand for the three and nine months ended September 30, 2002, respectively.

Income (Loss) From Continuing Operations Before Taxes

Loss from continuing operations before taxes was $2.3 million and $20.7 million in the quarters ended September 30, 2003 and 2002, respectively, and $9.7 million and $35.6 million in the nine months ended September 30 2003 and 2002, respectively.  The year-to-year improvements for the quarter and nine months are due mainly to the sale of I-Bus Computing Systems in September 2002, discontinuing non-performing product lines and overall reductions in SG&A.

High Reliability segment operating loss was $2.3 million and $1.3 million in the quarters ended September 30, 2003 and 2002, respectively, and $7.2 million and $5.5 million in the nine months ended September 30, 2003 and 2002, respectively.  The acquisition of Montena Components (Maxwell Technologies, SA) in July 2002 did not significantly contribute to the year-to-year change for the quarter or for the nine months ended September 30, 2003, as its income before taxes was essentially break-even.  The change was due primarily to lower revenues from power products and microelectronic products, which were partially offset by cost reductions and higher BOOSTCAP ultracapacitor revenues.

The Winding Equipment segment, which was part of our acquisition of Montena Components in July 2002, recorded operating income of $25 thousand for the current quarter and a loss from operations of $501 thousand for the nine months ended September 30, 2003.  The loss was due primarily to high start-up costs related to a new winding product and continued relatively low margin sales to customers in China.

I-Bus Computing Systems, which was sold in September 2002, had income from operations of $250 thousand and $136 thousand for the third quarter and nine months ended September 30, 2003, respectively.  This compared with a loss from operations of $2.7 million and $11.5 million for the third quarter and nine months ended September 30, 2002, respectively.

Provision (Benefit) For Income Taxes

Income taxes for the quarter ended September 30, 2003 was a $149 thousand benefit compared to a tax provision (expense) of $124 thousand in the quarter ended September 30, 2002.  The benefit for income taxes for the nine months ended September 30, 2003 was $249 thousand compared with $155 thousand for the nine months ended September 30, 2002.  Tax benefits in 2003 result primarily from operating losses at the Company’s foreign subsidiary,  Maxwell Technologies SA. The benefit recorded in 2002 was related to a federal tax refund for taxes paid in 2001.

Discontinued Operations

Income from discontinued operations was $115 thousand compared to a loss of $2.8 million for the quarters ended September 30, 2003 and September 30, 2002, respectively.  Loss from discontinued operations was $453 thousand, compared to $4.4 million for the nine months ended September 30, 2003 and September 30, 2002, respectively.  Discontinued Operations are comprised of the Company’s Government Systems Division, which was sold in 2001, and its PurePulse subsidiary, whose operations were suspended in 2002.  The year to date loss for 2003 includes  a charge of $720 thousand due to a change in the estimated liability for a certain continuing lease obligation partially offset by a credit of $331 thousand for cash received from the sale of certain remaining inventory.

Liquidity and Capital Resources

Cash used by operating activities for the nine months ended September 30, 2003, was approximately $4.7 million, compared with $10.8 million for the nine months ended September 30, 2002. In 2003, the Company has received non-refundable payments of $4.0 million from YEC, our BOOSTCAP ultracapacitor alliance partner in China, which has been classified as deferred revenue.  Cash used in discontinued operations in the nine months ended September 30, 2003 was $0.5 million, consisting mainly of payments for residual lease obligations of PurePulse and the Government Systems Division.  Capital expenditures for each of the nine months ended September 30, 2003 and 2002 were $1.6 million.

Maxwell Technologies, SA, our subsidiary in Europe, requires advances from customers for certain product lines and issues bank guarantees that give the customer the right to receive back the advance if the product is not delivered by a specific date. As of September 30, 2003, the Company had issued guarantees of $300 thousand related to these product arrangements, most of which is expected to ship on a timely basis to customers in the fourth quarter of 2003.

Assets held for sale consist of a Company-owned building in San Diego, which housed the former I-Bus/Phoenix production and administration.  The building is currently in escrow to be sold. The buyer has deposited approximately $600 thousand in non-refundable deposits to escrow. The sale is expected to close in December 2003.  The Company anticipates recording a gain on the sale of the building of approximately $700 thousand and expects net cash proceeds of approximately $5.3 million after repayment of $2.8 million in loans secured by the property.

At present, management expects that future cash flows from operations combined with existing cash balances and net proceeds from assets held in escrow will be adequate to fund our capital equipment and working capital requirements and operating losses for at least the next twelve months. We are also in negotiation for credit facilities with a U.S. bank.

Although management believes that cash on hand and future cash flows will be adequate to meet our cash requirements, continued revenues at current depressed levels would cause continued losses and negative cash flows from operations. Therefore, the Company may need to seek additional financing in the future. Although management cannot predict with any certainty whether or when the Company might need additional financing, management believes such financing will not be required for at least the next twelve months. If the Company needs additional financing, there can be no assurance that such financing will be available on acceptable terms or at all. In addition, if the Company does not generate sufficient cash flow from operations in line with its current forecasts, the Company may have to initiate measures to raise cash through asset sales, additional debt or equity issuances and/or curtail operations. Failure to achieve expected cash flows or, if necessary, to obtain additional debt or equity investments would have a material adverse effect on the Company.

Bank Credit Agreements

In February 2001, the Company entered into a Loan and Security Agreement with Comerica Bank. The Loan and Security Agreement, as amended, consists of a term loan secured by a deed of trust as well as certain other collateral. The term loan bears interest, at our option, at the bank’s reference rate plus 0.5%, or cost of funds plus 2.25%. The interest rate was 4.50 % at September 30, 2003. The principal is amortized monthly over 20 years with the balance due December 31, 2004. We may prepay the term loan at any time. We currently have an outstanding principal balance of $2.8 million and anticipate payment in full concurrent with the close of the sale of the Company-owned building discussed above.

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

Maxwell Technologies, SA has bank credit agreements with two Swiss banks. Borrowings under the credit agreements bear interest at the bank’s prime rate plus 1.0%.  The Company is eligible to borrow fixed term loans at LIBOR rate plus 2.5% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreements are secured by the assets of Maxwell Technologies, SA and there are no loan covenants. As of September 30, 2003, there was $0.7 million outstanding under the credit agreements, $0.4 million assigned to letters of guarantee and an available borrowing capacity of $2.8 million.

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

Revenue Recognition

For the current year, substantially all of our revenue is derived from the sale of manufactured products directly to customers. In general, revenue is recognized at the time the product is shipped and title passes to the customer, unless specific terms require otherwise. In general, we do not offer discounts and there is no right of return.

Accounts Receivable

We establish and maintain customer credit limits based on credit checks, analyses of credit-worthiness and payment history. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected uncollectable amounts based on past collection history and specific risks identified in the portfolio.  It is possible that changes in allowance for doubtful accounts may be required due to changing market conditions, or that judgments as to ultimate realization may be incorrect.

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

Assets Held for Sale and Remaining Lease Obligations

The building formerly occupied by I-Bus/Phoenix, which is in escrow, is carried at historical cost. The Company expects to realize a gain upon the close of the escrow. We anticipate the escrow to be closed before the end of December 2003.

Also, the Company has estimated the liability associated with a certain lease obligation recorded in Discontinued Operations (see “Discontinued Operations’’ above).  We revised the estimate from approximately $400 thousand to $1.1 million during the first quarter of 2003.  The total remaining obligation, which terminates in April 2006, is approximately $1.5 million.  There can be no guarantee that we will be able to conclude this lease obligation for the amount that we have accrued.

Long-Lived Assets and Goodwill

Long-lived assets such as property, plant and equipment, goodwill and other intangible assets are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the long-lived asset may not be recoverable. If the Company determines that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of fair value are reasonable; however changes in business circumstances or estimates of cash flows and fair value could materially impact reported results.

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

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income within the next two years in order to realize the benefit of the deferred tax assets. In 2001, the Company determined that it was appropriate to record a valuation allowance, which continued in 2002 and 2003, against its deferred tax assets, based on its recent history of losses.

The deferred tax assets are still available for the Company to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to the Company’s effective tax rate.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that a liability be recorded for the fair value of the obligation in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. The Company’s adoption of FIN 45 did not have a material impact on its operations.

In December 2002, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123” (“SFAS No. 148”).  This statement amends SFAS No. 123 “Accounting for Stock Based Compensation”  (“SFAS No. 123”) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effects of the method on reported results in both annual and interim financial statements.  The disclosure provisions were effective for the Company’s year ended December 31, 2002.  The Company has not yet completed the final evaluation of the options presented by SFAS No. 148.  However, within the next year the company expects to reach a determination of whether and, if so, when to change the Company’s existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

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

Our primary foreign currency exposure is related to our subsidiary in Switzerland.  Maxwell Technologies, SA has Euro and local currency (Swiss Franc) revenue and local currency operating expenses.  Changes in these currency exchange rates impact the U.S. dollar amount of revenue and expenses. We do not hedge our currency exposures.

At September 30, 2003, we had $2.8 million outstanding related to variable rate U.S. dollar denominated-term debt.  The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments.  Assuming a hypothetical 10% adverse change in the interest rate, annual interest expense on our short-term borrowings, if the amount outstanding remained unchanged, would increase by approximately $0.3 million.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts.  The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk.  Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes.  A third party manages approximately $2.7 million of the investment portfolio under guidelines approved by the Company’s Board of Directors.  Excess cash balances are invested in money market accounts with banks.

Item 4. Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Chief Executive Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Chief Accounting Officer’s Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.	Chief Executive and Chief Accounting Officers’ Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K filed on July 31, 2003 reporting the issuance of a press release announcing its financial results for the second fiscal quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

November 13, 2003	/s/ RICHARD D. BALANSON
Date	Richard D. Balanson, Chief Executive Officer

November 13, 2003	/s/ TESFAYE HAILEMICHAEL
Date	Tesfaye Hailemichael, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)