Form 10-K
period 2003-12-31
MAXWELL TECHNOLOGIES INC
filed 2004-03-30
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number 1-15477
MAXWELL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2390133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9244 Balboa Avenue San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 503-3300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

          Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

YES ☒  NO ☐

          As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the Nasdaq National Market was $42,341,760.

          The number of shares of the registrant’s Common Stock outstanding as of March 1, 2004 was 14,394,668 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 6, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2003

			Page

PART I

Item	1.	Business	2
Item	2.	Properties	23
Item	3.	Legal Proceedings	23
Item	4.	Submission of Matters to a Vote of Security Holders	23

PART II

Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item	6.	Selected Financial Data	25
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	39
Item	8.	Financial Statements and Supplementary Data	40
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
Item	9A.	Controls and Procedures	40

PART III

Item	10.	Directors and Executive Officers of the Registrant	42
Item	11.	Executive Compensation	42
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item	13.	Certain Relationships and Related Transactions	42
Item	14.	Principal Accountant Fees and Services	42

PART IV

Item	15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	43

FORWARD-LOOKING STATEMENTS

          When used in this Annual Report on Form 10-K (this “Annual Report”), the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected.  These forward-looking statements speak only as of the date of this Annual Report.  All of these forward-looking statements are based on estimates and assumptions made by our management which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements.  Actual results may differ materially and adversely from such statements due to known and unknown factors.  The following important factors, among others, could cause our results of operations to be materially and adversely affected in future periods:

•	further decline in the domestic and global economy that may delay the development and introduction by our customers of products that incorporate our components and systems;

•	success in the introduction and marketing of new products into existing and new markets;

•	ability to manufacture existing and new products in volumes demanded by our customers and at competitive prices with adequate gross margins;

•	market success of the products into which our products are integrated;

•	ability in growing markets to increase our market share relative to our competitors;

•	success in meeting cost-reduction goals in the restructuring and reorganizing of our businesses;

•	ability to successfully integrate our businesses with operations of acquired businesses; and

•	ability to finance the growth of businesses with internal resources or through outside financing at reasonable rates.

          Many of these factors are beyond our control.  There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business.  Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.  Additional information regarding these factors and other risks is included in Part I, Item 1. “Business - Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere within this Annual Report.

PART I

          Unless the context otherwise requires, all references in this Annual Report to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Electronic Components Group” refer to our former subsidiary, Maxwell Electronic Components Group, Inc., which has been merged into Maxwell; all references to “I-Bus/Phoenix” refer to our former subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to “PurePulse” refer to our non-operating subsidiary, PurePulse Technologies, Inc.

Item 1.	Business

Overview

          Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.”  In 1996, we changed our name to Maxwell Technologies, Inc.  Presently headquartered in San Diego, California, we are a developer and manufacturer of innovative, cost-effective energy storage and power delivery solutions.

          Maxwell’s High Reliability business segment is comprised of three product lines:

•

Ultracapacitors:  Our primary product, ultracapacitors, includes our BOOSTCAP® ultracapacitor cells and multi-cell modules and POWERCACHE® backup power systems, which provide highly reliable power solutions for applications in consumer and industrial electronics, transportation and telecommunications.

•

High-Voltage Capacitors:  Our CONDIS® high-voltage grading and coupling capacitors are used in electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•

Radiation-Mitigated Microelectronic Products:  Our radiation-mitigated microelectronic products include power modules, memory modules and single-board computers for applications in the space and satellite industries.

          We aim to design and manufacture our products to perform reliably for the life of the products and systems into which they are integrated.  We seek to achieve high reliability through the application of proprietary technologies and rigorously controlled design, development, manufacturing and test processes.  This high reliability strategy emphasizes the development and marketing of products that enable us to achieve higher profit margins than commodity electronic components and systems.

          During the year ended December 31, 2003, we continued our efforts to focus our business and to exit non-strategic businesses.  These efforts culminated in our exit from the low-margin power magnetics business and commensurate consolidation of the remaining value-added business into our ultracapacitor product line, and the sale of our Winding Equipment business segment.  As the result of these actions, as well as other divestitures throughout 2002 and 2003, we have consolidated our operations into our High Reliability business segment.  (See Part I, Item 1. “Business-Strategic Consolidation of Operations,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions, Restructuring, Divestitures, Discontinued Operations and Other Events,” and Notes 2 and 3 to our Notes to Consolidated Financial Statements, for information regarding our business combinations, divestitures and phased-out operations.)

Products and Applications

          Our products apply our expertise and proprietary power and microelectronics technology at both the component and system level for specialized, high-value applications for which customers require high reliability.  We are recognized as a leading supplier of high reliability power and microelectronic components and systems for a wide variety of high-value applications.

          Ultracapacitors

          An ultracapacitor, also known as a supercapacitor, stores energy electrostatically by polarizing an electrolytic solution. Although it is an electrochemical device, there are no chemical reactions involved in its energy storage mechanism. The mechanism is highly reversible, allowing the ultracapacitor to be rapidly charged and discharged hundreds of thousands of times for various peak power applications.

          Unlike conventional batteries, ultracapacitors can be recharged in as little as fractions of a second from any electrical energy source, and they operate reliably through hundreds of thousands to millions of discharge/recharge cycles with minimal degradation of performance.  Traditional capacitors have very little energy storage capacity and discharge power too rapidly to be suitable for many power delivery applications.  Ultracapacitors have much greater energy storage capacity than traditional capacitors and can discharge power over time periods ranging from fractions of a second to several minutes.  Used in tandem with batteries, ultracapacitors can deliver bursts of energy to meet power demand peaks, enhance system performance and, thus, significantly extend battery life.  In applications where alternative sources of recharge energy are available, ultracapacitors can replace batteries entirely.

          Our ultracapacitors can be linked together in modules to satisfy higher energy storage and power delivery requirements, and can be charged from any primary energy source, such as a battery, generator, fuel cell or electrical outlet.  Virtually any device that has peak power demands greater than its average power requirement is a candidate for our ultracapacitors as part of its energy storage and power delivery system.

          Our ultracapacitor products have significant advantages over alternative choices, including:

•	delivery of up to 100 times more instantaneous power;

•	significantly lower weight per unit of electrical energy stored;

•	the ability to discharge deeper and recharge much faster and more efficiently;

•	the ability to operate reliably in extreme temperatures (–40 degrees C to +75 degrees C);

•	minimal maintenance requirements;

•	operational reliability for the life of the device or system; and

•	minimal environmental issues associated with disposal.

          Any device or system that requires storage of electrical energy and repeated discharges of variable amounts of power represents a potential application for ultracapacitors.  With no moving parts and no chemical reactions, ultracapacitors provide a simple, solid state, highly reliable solution to buffer short-term mismatches between power available and power required.

          Ultracapacitors’ high electrical energy storage capacity, their ability to deliver rapid bursts of high power and their ability to recharge rapidly from any energy source over hundreds of thousands to millions of cycles, make them a preferred solution for a wide variety of applications ranging from handheld consumer electronic devices, to all-electric automotive subsystems and hybrid-electric vehicle drive trains.

          New power-hungry electronic products, such as digital cameras and wireless communication devices, the increasing use of electric power in vehicles and the growing demand for highly reliable, maintenance free, back-up power systems are creating significant markets for new energy storage and power delivery solutions.  In many applications, power demand varies widely from moment to moment, with peak power demand typically much greater than the average power requirement.  For example, automobiles require much more power to accelerate from a stop than to maintain a constant speed, and digital cameras require more power to display images on a screen than to store images in memory.  (See Part I, Item 1. “Business-Risk Factors,” for information regarding the risks associated with widespread acceptance of large cell ultracapacitors and transportation applications, and information regarding the commercial viability of large cell ultracapacitors.)

          Engineers historically have addressed power requirements by over-designing the engine, battery or other primary energy source to satisfy all of the system’s power demands, including demand peaks that occur infrequently and may last only a few seconds.  Sizing the primary power source to meet such infrequent peak power requirements, rather than average power requirements, is costly and inefficient.  Systems can be designed to be smaller, lighter and less costly by coupling conventional power sources with specialized energy storage components or modules that can deliver brief bursts of high power on demand for periods of time ranging from fractions of a second to several minutes.

          The following diagram depicts the separation of a primary energy storage source from a peak power delivery component.  Highly reliable components that enable this separation permit new designs to optimize the efficiency and cost effectiveness of the entire electrical power system.

Peak Power Application Model

          Although conventional batteries historically are the most widely used component for both primary energy sourcing and peak power delivery, ultracapacitors, advanced batteries and flywheels increasingly are being used to separate and optimize these functions.  Based, in part, on our products’ rapidly declining cost, high performance and “life-of-the-application” durability, we believe that our ultracapacitors are positioned to become a preferred component for many energy storage and peak power delivery applications.

          We offer our BOOSTCAP® ultracapacitors in several form factors, ranging from postage stamp size 5-Farad small cells to cylindrical 2,600-Farad large cells approximately two inches in diameter and six inches long.  We also offer our POWERCACHE® modules, which are rack-mounted energy storage modules containing multiple BOOSTCAP® large cell ultracapacitors.

          We are supplying our BOOSTCAP® ultracapacitors in volumes and at price points that are opening numerous market opportunities for us.  Our smaller sized ultracapacitors have been designed into digital cameras and other consumer electronic devices, industrial electronics such as actuators, remote transmitting devices, high-intensity scanners, computer memory boards and transportation applications such as subway car alarm systems and electric actuators that replace mechanical latches in aircraft and automobile doors.  Many products into which our small cell ultracapacitors have been designed now are in commercial production.  Our large cell ultracapacitors have been designed into industrial applications such as uninterruptible power supply systems and transportation applications such as hybrid buses, trucks and autos, electric rail systems and capacitive starting systems for diesel trucks and locomotives.  We received our first commercial production order to supply ultracapacitors for hybrid gasoline-electric transit buses in February 2004, and other large cell design-ins are progressing through the field test and evaluation phase.  (See Part I, Item 1. “Business-Risk Factors,” for information regarding the risks associated with widespread acceptance of large cell ultracapacitors and transportation applications, and information regarding the commercial viability of large cell ultracapacitors.)

          The charts below describe a number of current applications for our BOOSTCAP® ultracapacitors that are now in commercial production or are in the field testing or prototyping and evaluation phase.

5-Farad to 100-Farad Ultracapacitors

Market		Application		Stage of Commercialization

Consumer Electronics
•	Digital cameras	•	Battery enhancement and peak power supply	•	Commercial production

Industrial Electronics
•	Scanners	•	Energy storage, back-up power and	•	Commercial production
•	Utility meters		peak power supply
•	Actuators
•	IV pumps
•	Memory boards

Energy Generation
•	Windmill power generators	•	System control and optimization as well as energy storage and peak power supply	•	Commercial production

Fuel Cell Augmentation
•	Stationary fuel cell systems	•	Startup and peak load buffering to optimize system size and cost	•	Field testing and evaluation
•	Fuel cell drive trains	•	Initial starting and braking energy recapture and reuse in vehicles	•	Field testing and evaluation

Transportation
•	Helicopter airbags	•	Energy storage, back up power and	•	Commercial preproduction and
•	Emergency lighting		peak power supply		production, except automobile and
•	Airplane door actuators				airplane door actuators which are in
•	Pilot transponders				the prototyping and evaluation phase
•	Automobile door actuators

          Our smaller capacity 5- to 10-Farad ultracapacitors have entered commercial production, meaning that some of our customers purchased production quantities of ultracapacitors from us in 2003 and have begun commercial production of the products into which our ultracapacitors are integrated.  (See Part I, Item 1. “Business-Risk Factors,” for information regarding the risks associated with widespread acceptance of large cell ultracapacitors and transportation applications, and information regarding the commercial viability of large cell ultracapacitors.)

300-Farad to 2,600-Farad Ultracapacitors

Market		Application		Stage of Commercialization

Industrial & Telecommunications
•	Uninterruptible power supply systems	•	Short-term bridge power for uninterruptible power supply systems that incorporate fuel cells or generators as the long-term back up power source for telecommunication base stations	•	Field testing and evaluation of Maxwell proprietary POWERCACHE® rack mount systems underway

		•	Energy storage and peak power supply for automated industrial equipment	•	Prototyping and evaluation of integrated systems

Transportation
•	Rail systems	•	Recapture of braking energy and initial acceleration for electric trains	•	Field testing and evaluation of in-station as well as on-board modules developed by third party system integrators

		•	Capacitive starting systems for diesel locomotives	•	Prototyping and evaluation of capacitive starting subsystems developed by third party integrators

•	Bus and truck systems	•	Recapture of braking energy and initial acceleration for internal combustion/hybrid-electric and fuel cell drive trains	•	Initial production for gasoline-electric bus drive trains and field testing and evaluation of truck diesel-electric hybrid drive trains developed by third party integrators

		•	Capacitive starting systems for diesel engines	•	Prototyping and evaluation of capacitive starting subsystems developed by third party integrators

		•	All-electric short-haul buses, fork lifts, vans and other high stop/start vehicles	•	Prototyping and evaluation of vehicles developed by third party integrators

•	Automobile systems (12 and 42 volts)	•	Recapture of braking energy	•	Prototyping and evaluation of modules developed by Maxwell and by third party integrators, and of electrical subsystems developed by third party integrators
		•	Initial acceleration for internal combustion/electric and fuel cell drive trains

		•	Distributed power for all-electric power steering and braking and other subsystems

          Our large cell ultracapacitors have been designed into large integrated systems that are being evaluated by potential customers.  We expect increased sampling and prototyping activity in 2004, with certain applications moving into commercial production by the end of the year.  In preparation for this commercial production, we are currently installing our first highly-automated, large cell assembly line, which we expect to be completed by year end 2004.

          Applications such as bus, truck and auto drive trains, electric rail systems and uninterruptible power supplies require integrated modules consisting of up to hundreds of ultracapacitor cells.  To facilitate adoption of ultracapacitors for these larger systems, we are complementing our internal capabilities with those of third parties who possess the systems integration and power and thermal management capabilities to provide fully-integrated systems and modules.  (See Part I, Item 1. “Business-Risk Factors,” for the risks associated with widespread acceptance of large cell ultracapacitors and transportation applications, and information regarding the commercial viability of large cell ultracapacitors.)

          We have also developed integration technologies to accelerate the adoption by our customers of multi-cell ultracapacitor modules and systems.  These include proprietary electrical balancing, thermal management systems and interconnect technologies.

          High-Voltage Capacitors

          Electric utility grids have switches, circuit breakers, step-down transformers and measurement instruments responsible for the transport, distribution and measurement of high-voltage electricity.  High-voltage capacitors are used to protect these systems from high-voltage arcing.  In addition to performance, these applications require extremely high reliability and durability, with failure rates less than a few percent measured in decades.

          Maxwell, through its acquisition in 2002 of Montena Components Ltd., or Montena, and its CONDIS® line of high-voltage capacitor products, is the world’s largest producer of such products, with more than 20 years of experience in the industry.  Engineers who have specific expertise in high-voltage systems develop and test our capacitors in our high-voltage laboratory in Rossens, Switzerland.  Our high-voltage capacitors are produced through a proprietary, automated winding and assembly process to ensure consistent quality and reliability.  We intend to upgrade our high-voltage capacitor production facility in 2004 to double its output capacity and significantly shorten order delivery intervals.

          Currently, we sell our high-voltage capacitors to large systems integrators, such as ABB Ltd., Alstrom Corporation and Siemens AG, who install and service electrical utilities around the world.

          Radiation-Mitigated Microelectronic Products

          Manufacturers of commercial and military satellites and other spacecraft require on-board microelectronic devices and systems that meet specific functional requirements and can withstand exposure to solar radiation that is encountered in space.  In the past, microelectronic components and systems for these special applications have used only radiation-hardened silicon. However, the process of designing and producing radiation-hardened silicon is lengthy and expensive and there are fewer specialty fabricators, so supply of radiation-hardened silicon is limited.  As a result, demand for components made with the latest commercial silicon, protected by shielding and other radiation mitigation techniques, is growing.  Commercial silicon provides higher functionality and costs significantly less than radiation-hardened silicon.  The ability to provide radiation-mitigated commercial silicon requires expertise in power electronics, circuit design, silicon selection, radiation shielding and extensive expertise in quality assurance testing.

          We design, manufacture and market radiation-mitigated microelectronic products, including power modules, memory modules and single-board computers, for the space and satellite markets.  Using highly adaptable, proprietary, packaging and shielding and other radiation mitigation techniques, we custom design products that allow original equipment manufacturers, or OEMs, to use powerful, low cost, commercial silicon protected with the level of radiation shielding required for reliable performance in the environment in which they are to be deployed.

Business Strategy

          Our primary objective is to make ultracapacitors an “accepted energy option” and for Maxwell to become a leading ultracapacitor company.  To accomplish this, we focus on:

•	Becoming a standard energy option

•

By facilitating the integration of ultracapacitors into power hungry applications through: training engineers in the methodology of integration of ultracapacitors; using educational techniques including seminars, apprenticeships and white papers; participating in standards committees; and integrating ultracapacitor mathematical models into broadly accepted simulation software, among other efforts.

	•	By demonstrating the broad application universe of ultracapacitors, including through government sponsored projects, competitions and demonstrations.

	•	By partnering with key customers in strategic application fields.

•	Becoming a leading ultracapacitor company

	•	By focusing on cost enabled markets.

	•	By designing products for the “life-of-the-application.”

	•	By being a highly reliable supplier through global sourcing.

	•	By maintaining the highest level of technology and performance while focusing on product cost.

	•	By developing and deploying enabling systems, cell balancing systems, smart modules, charging systems and safety compliance systems.

	•	By maintaining broad and deep protections of key intellectual property.

          In addition, we seek to expand revenue and market opportunities for our high-voltage capacitors and radiation-mitigated microelectronic products.  While these are niche business areas with highly specialized applications, they also represent high-margin products for which we are a leading technology provider.  Going forward, we plan to maintain and expand this competitive position by leveraging our technological expertise to develop new products that not only meet the demands of our current markets, but also address additional applications as well.  For example, we recently introduced a new single-board computer for the space and satellite market.  This product, which leverages our expertise in reliability and radiation-mitigated microelectronics, provides access to a new market opportunity by addressing an application that we did not already serve.

Manufacturing

          We have consolidated the manufacturing of our ultracapacitors, high-voltage capacitors and radiation-mitigated microelectronic products into two production facilities located in San Diego, California, and Rossens, Switzerland.  Over the past four years, we have made substantial capital investments to build and outfit state-of-the-art production facilities, which include both mechanization and full scale automation.  We have also added an advanced information technology infrastructure, and have implemented new manufacturing and business processes and systems to increase our manufacturing capacity and improve efficiency, planning and product quality.  Our production facilities have been designed with flexible overhead power grids and modular manufacturing cells and equipment that allow factory operations to be reconfigured rapidly at minimal expense.  We believe that our manufacturing facilities and resources give us sufficient capacity to meet near-term demand for all of our product lines and to expand capacity as required without significant additional capital expenditure.  (See Part I, Item 1. “Business – Risk Factors,” for information regarding the risks associated with expansion of our manufacturing capacity.)

          Acceptance of our ultracapacitor products and high-voltage capacitor products depends in part on compliance and certification with a number of U.S. and foreign standards for electronic components and systems.  Among the entities that promulgate such standards are Underwriters Laboratories, Canadian Standards Association and Committee European.  We incorporate compliance with such standards into our quality assurance protocols in building and testing these products.

          Ultracapacitors

          In 2001, we installed an automated assembly line for our 5-Farad and 10-Farad small cell ultracapacitors at our San Diego production facility.  This line can produce approximately 40,000 to 50,000 small cells per 24-hour production day.  Current production is approximately 20,000 to 25,000 small cells per day based on a 12-hour production day.

          We produce our large cell ultracapacitors on a pilot production line in our Rossens, Switzerland, production facility.  We are in the process of installing our first high-volume, semi-automated manufacturing lines for our 300-Farad to 2,700-Farad ultracapacitors in our Swiss facility.  We are also in the process of redesigning our larger form factor products to facilitate this automation and to incorporate lower cost materials.  In addition to significantly reducing material cost, the new designs reduced both the number of parts in a finished cell and the number of manufacturing process steps to a fraction of those required for previous designs.

          In February 2003, we formed an ultracapacitor manufacturing and marketing alliance with Yeong-Long Technologies Co., Ltd., or YEC.  YEC is a $200 million per annum manufacturer of electrolytic capacitors headquartered in Taichung, Taiwan, with manufacturing and sales operations in mainland China.  We entered into this alliance in order to commercialize our proprietary BOOSTCAP® ultracapacitors in China, and to help position us as a global supplier of ultracapacitors with production facilities in North America and Europe, and access to facilities in Asia.  This alliance allows YEC to produce and sell our ultracapacitor products on a non-exclusive basis in the Chinese market, under a royalty-bearing agreement.  It also provides for YEC to develop products in new form factors, and it permits us to utilize YEC’s manufacturing capacity for our distribution outside of China.

          High-Voltage Capacitors

          We produce our high-voltage grading and coupling capacitors at our Rossens, Switzerland, production facility.  We are the only high-voltage capacitor producer that manufactures its products with automated winding and stacking, and assembly processes.  This enables us to produce consistent, high quality and highly reliable products, and gives us sufficient capacity to satisfy global customer demand.  We are upgrading the assembly portion of the process to a “cell-based,” “just-in-time” design this year, in order to double our current production capacity without additional direct labor or capital, and shorten “order-to-delivery” times.  We estimate that by mid-2004, using state-of-the-art manufacturing techniques, the new production facility will be capable of reducing lead times by 50% and doubling production output.  We believe this upgrade will allow us to expand our market penetration into capacitive voltage divider products, which we estimate would double the size of the market we currently serve.

          Radiation-Mitigated Microelectronics Products

          We produce our radiation-mitigated microelectronics products at our San Diego production facility.  We have reengineered our production processes for radiation-mitigated microelectronics, resulting in dramatic reductions in cycle time and a significant increase in yield.  Customer audits confirm our belief that we have “top-tier” manufacturing capabilities for highly reliable, radiation-mitigated power modules, memory modules and single-board computers, and that we have ample capacity to meet the demands of our customers in the space and satellite markets.

          Our radiation-mitigated microelectronics production operations include die characterization, packaging, electrical, environmental and life testing.  During 2002 and 2003, manufacturing cycle times were reduced and operator productivity increased, such that the current facility is capable of doubling production volumes without the need for additional direct labor or capital.

Suppliers

          We generally purchase components and materials, such as electronic components, dielectric materials and enclosures of metal and plastic, from a number of suppliers.  For certain products, such as our radiation-mitigated microelectronic products or our high-voltage capacitors, we rely on a limited number of suppliers or a single supplier.  Although we believe there are alternative sources for some of the components and materials that we currently obtain from a single source, there can be no assurance that we will be able to identify and qualify alternative suppliers in a timely manner.  Therefore, in critical component areas, we “bank,” or store, critical high value materials, especially silicon die.  We are working to reduce our dependence on sole and limited source suppliers through an extensive global sourcing effort.  (See Part I, Item 1. “Business-Risk Factors,” for information regarding risks associated with securing sources for our materials.)

Marketing and Sales

          We market and sell all of our components and systems products through both direct and indirect sales organizations in North America, Europe and Asia for integration by OEM customers into larger systems and other products.  Because the introduction of emerging technologies requires customer acceptance of new and different technical approaches, and because many of our OEM customers have rigorous vendor qualification processes, the initial sale of our products can take months or even years.

          Our principal marketing strategy is to cultivate long-term customer relationships by becoming a preferred supplier with an opportunity to compete for multiple supply agreements and follow-on contracts with our key OEM customers.  As these design-in sales tend to be technical and engineering-intensive, we organize customer-specific teams composed of sales, engineering, research and development and other technical personnel to work closely with our customers across multiple disciplines to satisfy their requirements for form, fit, function, environment and mechanics.  As time-to-market often is the primary consideration in our customers’ decisions to outsource components or systems and in their selection of a vendor, the initial sale and design-in process frequently evolves into ongoing account management to their outsource sub-contractors to ensure on-time delivery and responsive technical support and problem-solving.

          Because of the nature of each of our three product lines, we conduct discrete marketing programs intended to position and promote our products.  These include trade shows, seminars, advertising, public relations, distribution of product literature and Internet websites.  We employ marketing communications specialists to develop and implement our marketing programs, design and develop marketing materials, negotiate advertising media purchases, write and place product news releases and manage our marketing websites.

          We have an alliance with YEC to manufacture and market our proprietary BOOSTCAP® ultracapacitor products in China.  Through this alliance, we seek to expand our ultracapacitor product line into China.  (See Part I, Item 1. “Business-Manufacturing,” for information regarding our relationship with YEC.)

Competition

          Each of our product lines has competitors, many of whom have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and larger installed customer bases.  In some of the target markets for our emerging technologies, we face competition both from products utilizing well-established, existing technologies and alternative novel technologies.

          Ultracapacitors

          Our ultracapacitor products have two types of competitors: other ultracapacitor suppliers and developers of alternative technologies. Although a number of companies are developing ultracapacitor technology, we have two principal competitors in ultracapacitor or supercapacitor products:  Panasonic, a division of Matsushita Electric Industrial Co., Ltd., and EPCOS AG.  The key competitive factors in the ultracapacitor market are price, performance (energy stored and power delivered per unit volume), durability and reliability, form factor, operational lifetime and breadth of product offerings.  We believe that we compete favorably with respect to these competitive factors.

          Ultracapacitors also compete with other technologies, including advanced batteries in power quality and peak power applications, and with flywheels and batteries in back-up energy storage applications.  We believe that their high durability, long life, high performance and low cost give ultracapacitors a competitive advantage over these alternative choices.  In addition, in many applications, a coupling of ultracapacitors with some of these alternative solutions provide an optimized solution for the customer.

          High-Voltage Capacitors

          Maxwell, through its acquisition in 2002 of Montena and its CONDIS® line of high-voltage capacitor products, is the world’s largest producer of such products.  Our principal competitors in the high-voltage capacitor markets are in-house production groups of certain of our customers and other independent manufacturers, such as the Coil Product Division of Trench Limited in Canada and Europe and Hochspannungsgeräte Porz GmbH in Germany.  We believe that we compete favorably with respect to being a consistent supplier of highly reliable high-voltage capacitors, and with respect to our expertise in high-voltage systems.  Over the last ten years, our largest customer, ABB Ltd., has gone from predominantly in-house production of grading and coupling capacitors to outsourcing 100% of their needs to us.

          Radiation-Mitigated Microelectronic Products

          Our radiation-mitigated power modules, memory modules and single-board computers compete with the products of traditional radiation-hardened integrated circuit suppliers such as Honeywell Corporation, Lockheed Martin Corporation and BAE Systems.  We also compete with commercial suppliers with product lines that have favorable radiation tolerance characteristics, such as National Semiconductor Corporation, Analog Devices Inc. and Temic Instruments B.V. (in Europe).  Our proprietary radiation-mitigation technology enables us to provide flexible, low-cost, radiation protection solutions utilizing the most advanced commercial electronic circuits and processors.  In that market, we compete with high reliability packaging houses such as Austin Semiconductor, Inc., White Microelectronics, Inc. and Teledyne Microelectronics, a unit of Teledyne Technologies, Inc., for monolithic and multichip modules.

Research and Development

          We maintain active research and development programs to improve existing products and to develop new products.  For the year ended December 31, 2003, our research and development expenditures totaled approximately $5.9 million, compared with $8.4 million and $11.5 million in the years ended December 31, 2002 and December 31, 2001, respectively.  The decrease reflects the divestiture of several business lines and the elimination of associated research and development expense.

          In general, we focus our research and product development activities on:

•	designing and producing products that perform reliably for the life of the end product into which they are integrated;

•	making our products less expensive to produce, to enable market growth through competitive pricing;

•	designing our products to have state-of-the-art technical performance;

•	designing new products that provide novel solutions to expand our market opportunities; and

•	designing our products to have small size and weight.

          Most of the current research, development and engineering activity for our products is focused on material sciences, including electrically conducting and dielectric materials, ceramics and radiation-tolerant silicon and ceramic composites, to improve performance, reliability, ease of manufacture and cost.  Efforts also are focused on product design for high-volume manufacturing, manufacturing engineering and manufacturing processes.

•

The principal focus of our ultracapacitor development activities is to increase power density and power delivery and to dramatically reduce the cost of using the technology.  Our ultracapacitor designs focus on low-cost, high-capacity devices in standard sizes ranging from 5-Farad to 2,600-Farad cells.  We seek to penetrate cost-sensitive applications at multi-million unit volumes.

•

The principal focus of our high-voltage capacitor development efforts is to enhance reliability and reduce the weight and size of the capacitors while improving high-voltage performance characteristics.  We also are directing our design efforts to develop high-voltage capacitors for additional applications.

•

The principal focus of our microelectronics product development activities is on circuit design, shielding and other radiation-mitigation techniques that allow the use of powerful commercial silicon components in space and satellite applications where ultra high reliability is an absolute requirement.  We are also focused on the creation of system solutions which overcome the basic failure rate of individual components through architectural approaches, including redundancy, mitigation and correction.  This involves expertise in system architecture, including algorithm and micro-code development, circuit design and the physics of radiation effects on silicon electronic components.

Intellectual Property

          We are continuing to place increased emphasis on inventing proprietary technologies that significantly increase the value and uniqueness of our product portfolio, and on obtaining patents to provide the broadest possible protection for those products and related technologies.  Our ultimate success will depend in part on our ability to protect existing patents, pursue patent protection and develop new technologies not protected by the patents of third parties.  As of December 31, 2003, we held 42 issued patents and had more than 15 pending patent applications in the U.S.  Of that total, 26 issued patents related to our ultracapacitor and microelectronics technology and products.  Of these 26 patents, one expires in August 2004, and the balance expire at various times ranging from 2014 to 2024.  All of the remaining 16 patents relate to purification and sterilization technology developed by PurePulse, which suspended operations in 2002.  Our pending patent applications and any future patent applications may not be allowed.  We routinely seek to protect our new developments and technologies through obtaining patents in the U.S. and corresponding foreign patents in the principal countries of Europe and Asia.  At present, with the minor exceptions of microcode architectures within our radiation-mitigated microelectronics product line, we do not rely on licenses from any third parties to produce or commercialize our products.

          The existing patent portfolios and pending patent applications covering the technologies associated with our ultracapacitor and microelectronic products relate primarily to:

•	Ultracapacitors

	•	the electrode design and its fabrication;

	•	the physical cell package design and the process used in its production;

	•	intracell interconnect technologies that increase the power performance of the BOOSTCAP® product; and

	•	module and system designs that facilitate applications of ultracapacitor technology.

•	Microelectronics

	•	system architectures that enable commercial silicon products to be used in harsh radiation environments;

	•	packaging technologies and designs that mitigate the effect of radiation on commercial silicon; and

	•	radiation-mitigation techniques that improve performance while protecting the silicon from harsh radiation environments.

          Historically, our high-voltage capacitor products have been based on our know-how and trade secrets rather than on patents.  We filed our first patent application covering our high-voltage capacitor technology in the first quarter of 2003, and we will continue to pursue patent protection in addition to trade secret protection of certain aspects of the products and their production.

          Establishing and protecting proprietary products and technologies is a key element of our strategy.  Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, trade secrets and other measures, there can be no assurance that these steps will be adequate to prevent infringement, misappropriation or other misuse by third parties, or will be adequate under the laws of some foreign countries, which may not protect our intellectual property rights to the same extent as do the laws of the U.S.  (See Part I, Item 1. “Business—Risk Factors,” for information regarding the risks associated with our failure to protect our intellectual property.)

          We use employee and third party confidentiality and nondisclosure agreements to protect our trade secrets and unpatented know-how.  We require each of our employees to enter into a proprietary rights and nondisclosure agreement in which the employee agrees to maintain the confidentiality of all our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment with us.  In addition, we regularly enter into nondisclosure agreements with third parties, such as potential product development partners and customers.

Backlog

          Backlog for continuing operations for the years ended December 31, 2003, 2002 and 2001 was at approximately $10.2 million, $12.2 million and $14.6 million, respectively.  Year-to-year comparisons are influenced by divestitures in 2003, 2002 and 2001 of significant business activities.  Backlog consists of firm orders for products that will be delivered within 12 months.  Because we have dramatically reduced production cycle times, our customers are less likely to commit firm purchase orders as far in advance of their production needs as they did in the past.

Government Regulation

          Due to the nature of our operations and the use of hazardous substances in some of our ongoing manufacturing and research and development activities, we are subject to stringent federal, state and local laws, rules, regulations and policies governing workplace safety and protection of the environment, including the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes.  In the course of our historical operations, materials or wastes may have spilled or released from properties owned or leased by us or on or under other locations where these materials and wastes have been taken for disposal.  These properties and the materials and wastes spilled, released, or disposed thereon are subject to environmental laws that may impose strict liability, without regard to fault or the legality of the original conduct, for remediation of contamination resulting from such releases.  Under such laws and regulations, we could be required to remediate previously spilled, released, or disposed substances or wastes or to make capital improvements to prevent future contamination.  Failure to comply with such laws and regulations also could result in the assessment of substantial administrative, civil and criminal penalties and even the issuance of injunctions restricting or prohibiting our activities.  Moreover, it is possible that implementation of stricter environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general.  While we believe we are in substantial compliance with existing environmental laws and regulations, we cannot assure you that we not will incur substantial costs in the future.

          In addition, certain of our microelectronics products are subject to International Traffic in Arms export regulations when shipping outside of the U.S.

Foreign Sales

          Our revenue from customers outside of the U.S. was $26.0 million, $25.1 million and $21.8 million for the years ended December 31, 2003, 2002 and 2001, respectively, or 58%, 43% and 28% of our total revenue for such years, respectively.  We expect foreign sales to continue to increase as a percentage of our revenue, as most of our North American commercial customers are outsourcing more of their production offshore.  We continue to develop international relationships and seek to broaden the use of our products in international markets.  (See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for information regarding our sales and foreign currency risk.)

Significant Customers

          Sales to ABB Ltd. amounted to $5.8 million, or 13%, of our total revenue for the year ended December 31, 2003.  We have a long term supply agreement with ABB Ltd. that was renewed in March 2004 and ends in March 2006.  Sales of magnetics-based power systems products to General Electric Medical Systems amounted to approximately $11.6 million, or 20%, of our total revenue for the year ended December 31, 2002.  Our magnetics-based power systems operations were phased-out in 2003.  (See Part I, Item 1. “Business-Strategic Consolidation of Operations,” Part II, Item. 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Acquisitions, Restructuring, Divestitures, Discontinued Operations and Other Events”, and Notes 2 and 3 to Notes to Consolidated Financial Statements” for information regarding our consolidation activities.)

Employees

          At March 1, 2004, we had 184 full-time employees, including 112 in the U.S. and 72 in Switzerland.  None of our U.S. employees are members of a labor union.  Nearly all of our employees in Switzerland are members of a labor union.  We consider our relations with our employees to be good.

Strategic Consolidation of Operations

          Commencing in 1999, we adopted a plan to reorganize our operations and focus on two key aspects of our business, our electronic components business and our industrial computing systems business.  As part of this plan of restructuring, in 2000 we combined our POWERCACHE® ultracapacitor business, our Sierra-KD EMI filter and ceramic capacitor business and our Space Electronics, Inc. radiation-shielded microelectronics business into our Electronic Components Group.  We also combined our applied computing systems business, in which we were engaged through our subsidiary, I-Bus, Inc., or I-Bus, with our power quality systems business, in which we were engaged through our subsidiary, San Diego based Phoenix Power Systems, Inc., or Phoenix.  We refer to the combined operations of those two subsidiaries as “I-Bus/Phoenix.”  In addition, in 2000, we disposed of certain non-core businesses.  In March 2001, we sold our Government Systems business and, in June 2001, we sold our Sierra-KD EMI filter and ceramic capacitor business.  (See Part II, Item. 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Acquisitions, Restructuring, Divestitures, Discontinued Operations and Other Events”, and Notes 2 and 3 to Notes to Consolidated Financial Statements” for information regarding our consolidation activities.)

          At the end of 2001 and continuing into 2002, our target telecommunications markets for our I-Bus/Phoenix computing systems business deteriorated.  During this same time period, our customers’ cycle time of designing products using our ultracapacitors and having such products enter commercial production was longer than we had expected.  The negative effects of such factors on our business resulted in our cost structure and production capacity exceeding our immediate revenue opportunities.

          We determined that the most viable portion of our business on which we should concentrate was our high reliability business operated by our Electronic Components Group and, as a result, we focused our strategy and product lines around our core high reliability products.  In July 2002, we acquired Montena, a Swiss manufacturer and marketer of ultracapacitors, high-voltage capacitors and battery and capacitor winding equipment.  This acquisition brought us an additional power business focused on one of our key product lines, high reliability electronic components, and provided us with additional design and production capabilities that enhanced our profile as a reliable, global supplier of ultracapacitors.

          In the second half of 2002, we took a series of additional steps to intensify our focusing efforts and to exit certain non-strategic businesses, as follows:

•

In September 2002, we suspended the operations of PurePulse, which had been developing pulsed-light purification systems.  We continue to preserve PurePulse’s intellectual property for a possible future sale.

•

In September 2002, we sold the computing systems business of I-Bus/Phoenix. Although that business had a strategic focus on high reliability/high-availability computer servers, the markets for such systems, particularly telecommunications, had deteriorated so dramatically that we concluded that near-term growth prospects for our computing systems business were limited.

•	In September 2002, we sold our TeknaSeal glass-to-metal seals business and in December 2002, we sold a small power factor correction product line that did not fit our high reliability strategy.

•	During the third quarter of 2002, we began integrating the power systems business of I-Bus/Phoenix into our high reliability electronics business.

          During 2003, we determined that our long-term profitability goals could best be achieved by further focusing on our high-margin strategy and core high reliability electronic components business, and by eliminating non-core and low-margin products, including our winding equipment business.   In furtherance of these goals, during 2003 we took the following steps:

•

In 2003, we completed the integration and relocation of our power systems business into our principal manufacturing facility in San Diego, California, and vacated and sold the Company-owned facility that formerly housed the North American operations of I-Bus/Phoenix.  This consolidation allowed more efficient use of our remaining facilities and personnel, and the sale of the vacated facility provided us with additional cash resources.

•

Also in 2003, we formed an ultracapacitor manufacturing and marketing alliance with YEC.  YEC is a $200 million per annum manufacturer of electrolytic capacitors headquartered in Taichung, Taiwan, with manufacturing and sales operations in mainland China.  We entered into this alliance in order to commercialize our proprietary BOOSTCAP® ultracapacitors in China, and to help position us as a global supplier of ultracapacitors with production facilities in North America and Europe, and access to facilities in Asia.

•	In July 2003, we announced the phase-out of our electronic components tester business, which was completed as of December 31, 2003 and which had been part of our High Reliability business segment.

•

In August 2003, we announced the phase-out of our magnetics-based power systems products, which also had been part of our High Reliability business segment, to focus our power systems expertise on development and marketing of proprietary, ultracapacitor-based, multicell modules and backup power solutions.  As part of the phase-out of our magnetics-based power systems products, our power distribution and conditioning modules were integrated into our BOOSTCAP® ultracapacitors product line.

•	In December 2003, we sold our Winding Equipment business segment, which we had acquired through our acquisition of Montena in 2002.

          With the completion of these actions, our remaining operations have been consolidated into our High Reliability business segment, comprised of three current product lines: ultracapacitors, high-voltage capacitors and radiation-mitigated microelectronics. (See Part II, Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Acquisitions, Restructuring, Divestitures, Discontinued Operations and Other Events,” and Notes 2 and 3 to Notes to Consolidated Financial Statements for additional information regarding our consolidation activities.)

RISK FACTORS

          An investment in our common stock involves a high degree of risk.  Our business, financial condition and results of operations could be seriously harmed if potentially adverse developments, described below as “risks and uncertainties,” materialize and cannot be resolved successfully.  In any such case, the market price of our common stock could decline and you may lose all or part of your investment in our common stock.

          The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also result in decreased revenues, increased expenses or other adverse impacts that could result in a decline in the price of our common stock.

We have a history of losses and we may not achieve or maintain profitability in the future, which may decrease the market value of our common stock.

          We have incurred net losses in our last four fiscal years.  We cannot assure you that we will become profitable in the foreseeable future, if ever.  Even if we do achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period as a result of a number of factors, including but not limited to the following:

•	the amounts invested in developing, manufacturing and marketing our products in any period as compared to the volume of sales of those products in the same period;

•	fluctuations in demand for our products by our OEM customers;

•	the prices at which we sell our products and services as compared to the prices of our competitors;

•	the timing of our product introductions may lag behind those of our competitors;

•	our profit margins may decrease; and

•	any negative impacts resulting from acquisitions we have made or may make.

          In addition, we incur significant costs developing and marketing products based on new technologies and, in order to increase our market share, we may sell our products at profit margins below those we ultimately expect to achieve and/or significantly reduce the prices of our products and services in a particular quarter or quarters.  The impact of the foregoing may cause our operating results to be below the expectations of public market analysts and investors, which may result in a decrease in the market value of our common stock.

We may not be able to continue development of or market our products successfully, and thus may not be able to achieve or maintain profitability in the future.

          Historically, we relied in part upon government contracts relating to our defense contracting business to fund our research and development, and we have derived a significant portion of our revenues from the government sector.  In March 2001, we sold our defense contracting business and we now generate revenue solely from developing, manufacturing and marketing commercial products, many of which have been developed since 2000.  If we are unable to continue to develop or to market our products successfully, we may not achieve or maintain profitability in the future.

          We have recently introduced many of our products into commercial markets and, upon such introductions, we also must demonstrate our capabilities as a reliable supplier of these products.  Some of our products are alternatives to established products or provide capabilities that do not presently exist in the marketplace.  Our products are sold in highly competitive and rapidly changing markets.  The success of our products is significantly affected by their cost, technology standards and end-user preferences.  In addition, the success of our products depends on a number of factors, including our ability to:

•	hire and maintain an engineering and marketing staff sufficiently skilled to identify and design new products;

•	overcome technical, financial and other risks involved in introducing new products and technologies;

•	identify and develop attractive markets for our new products and technologies and accurately anticipate demand;

•	develop appropriate commercial sales and distribution channels;

•	develop and manufacture new products that we can sell at competitive prices;

•	deliver products that meet our customers’ requirements for quality and reliability;

•	increase our manufacturing capacity and improve manufacturing efficiency to meet our customer demands;

•	successfully respond to technological changes by improving our existing products and technologies;

•	demonstrate that our products have technological and/or economic advantages over the products of our competitors;

•	successfully respond to competitors that are more experienced, have significantly greater resources and have a larger base of customers; and

•

secure the raw materials required at the prices necessary to manufacture and deliver competitive products.  If the supply of a commodity raw material changes or is interrupted, we may not be able to build our products or if we can build our products, we may be unable to sell our products profitably at competitive prices.

We may not be able to obtain sufficient capital to meet potential customer demand, which could require us to change our business strategy and result in decreased profitability and a loss of customers.

          We believe that in the future we will need a substantial amount of additional capital for a number of purposes, including the following:

•

to meet potential volume production requirements for several of our product lines, in particular our ultracapacitors, which require high-speed automated production lines to achieve targeted customer volume and price requirements;

•	to expand our manufacturing capabilities and develop viable out-source partners and other production alternatives;

•	to fund our continuing expansion into commercial markets and compete effectively in those markets;

•	to achieve our long-term strategic objectives;

•	to maintain and enhance our competitive position; and

•	to acquire new or complementary businesses, product lines and technologies.

          There can be no assurance that any necessary additional financing will be available to us on acceptable terms or at all.  If adequate funds are not available, we may be required to change or delay our planned growth which could result in decreased revenues, profits and a loss of customers.

Our credit agreements contain various restrictions and covenants that limit management’s discretion in the operation of our business and could limit our ability to grow and compete.

          The credit agreements governing our bank credit facilities contain various provisions that limit our ability to:

•	incur additional debt;

•	make loans, pay dividends and make other distributions;

•	create certain liens on, or sell, our assets;

•	merge or consolidate with another corporation or entity, or enter into other transactions outside the ordinary course of business; and

•	make certain changes in our capital structure.

          These provisions restrict management’s ability to operate our business in accordance with management’s discretion and could limit our ability to grow and compete.  Our credit agreements also require us to maintain our compliance with certain financial covenants and ratios.  If we fail to comply with any of such financial covenants or ratios, or otherwise default under our credit agreements, the lenders under such agreements could:

•	accelerate and declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and/or

•	terminate their commitments, if any, to make further extensions of credit to us.

          In the event that amounts due under our credit agreements are declared immediately payable, we may not have, or be able to obtain, sufficient funds to make such accelerated payments.

We may experience difficulty manufacturing our products, which would prevent us from achieving increased sales and market share.

          We may experience difficulty in manufacturing our products in increased quantities, outsourcing the manufacturing of our products and improving our manufacturing processes.  If we are unable to manufacture our products in increased quantities, or if we are unable to outsource the manufacturing of our products or improve our manufacturing processes, we may be unable to increase sales and market share for our products and could also lose existing customers.  We have limited experience in manufacturing our products in high volume and, therefore, it may be difficult for us to achieve the following results:

•	increase the quantity of the new products we manufacture, especially those products that contain new technologies;

•	reduce our manufacturing costs to a level needed to produce adequate profit margins; and

•	design and procure additional automated manufacturing equipment.

          It may also be difficult for us to solve management, technological, engineering and other problems which may arise in connection with our manufacturing processes.  These problems may include production volumes and yields, quality assurance, adequate and timely supply of materials and shortages of qualified management and other personnel.  In addition, we may elect to have some of our products manufactured by third parties.  If we outsource the manufacture of our products, we will face risks with respect to quality assurance, cost and the absence of close engineering support.

Our large cell ultracapacitors designed for transportation and industrial applications may not gain widespread commercial acceptance, which will adversely impact our revenues and growth opportunities, and our overall business prospects.

          We have designed our large cell ultracapacitor products primarily for use in transportation and industrial applications.  Currently, most of the major automotive companies are pursuing initiatives to develop alternative power sources for cars and trucks and eventually to replace the current 12-volt electrical system with a 42-volt electrical system.  We believe our ultracapacitors provide an innovative alternative power solution for both of these applications, and we are currently in preliminary discussions with several major automotive companies and their suppliers with regard to designing our ultracapacitor into their future products.  However, the current per unit cost of ultracapacitors has prevented ultracapacitors from gaining widespread commercial acceptance.  In addition, there are other competing technologies such as nickel metal hydride batteries, engines using alternative fuels and competing ultracapacitors.  We believe that the long-term success of our ultracapacitors will be determined by our ability to reduce the cost of production, outperform the competing technologies and to have our ultracapacitors widely designed into the next generation of the power drive trains in hybrid powered cars and trucks and the first generation of 42-volt electrical systems.  If our ultracapacitors fail to achieve widespread commercial acceptance in this next generation of automotive products, our revenues and growth opportunities will be adversely impacted in future periods and our overall business prospects will be significantly impaired.

We may be unable to produce our large cell ultracapacitors in commercial quantities or reduce the cost of production enough to be commercially viable for widespread application which will adversely impact our revenues and growth opportunities, and our overall business prospects.

          If we are not able to produce large quantities of our large cell ultracapacitors in the near future at a dramatically reduced per unit cost, our large cell ultracapacitors may not be a commercially viable alternative to traditional or other alternative energy storage and power delivery devices.  Although we have already begun selling a new type of BOOSTCAP® large cell ultracapacitor designed for transportation and industrial applications, we have only produced this ultracapacitor in limited quantities and at a relatively high cost as compared with traditional energy storage and power delivery devices.  We are currently investing significant resources in improving the cell design for higher performance at lower cost and in automating and scaling up our manufacturing capacity to permit us to produce this product in commercial quantities sufficient to meet the needs of our potential customers.  Furthermore, we believe, based on discussions with potential customers in the automotive and transportation industry, that our ultracapacitors will not provide a commercially viable solution for our customers’ needs unless we are able to reduce the per unit cost dramatically below our current per unit cost.  If we are not successful in the near future in reducing our cost of production and establishing the capability to produce large quantities of ultracapacitors, we may not be able to generate commercial acceptance of, and sufficient revenue from, this product to recover our significant investment in the development and manufacturing scale-up of this product and our overall business prospects will be significantly impaired.

Our product lines may be subject to increased or intense competition, and this may adversely affect our ability to maintain our gross margins.  If our competitors develop and commercialize products faster than we do, or commercialize products that are superior to our products, our commercial opportunities will be reduced or eliminated.

          The extent to which any of our products achieve market acceptance will depend on competitive factors, many of which are beyond our control. Competition in our markets is intense and has been accentuated by the rapid pace of technological development. Our competitors include large fully-integrated electronics companies.  We may not be able to develop, fund or invest in one or more of our product lines to the same degree as our competitors do, or we may not be able to do so in a timely manner or at all.  Many of these entities have substantially greater research and development capabilities and financial, manufacturing, technological, marketing and sales resources than we do, as well as more experience in research and development, product testing, manufacturing, marketing and sales.  These organizations also compete with us to:

•	attract parties for collaborations or joint ventures;

•	license the proprietary technology that is competitive with our technology; and

•	attract and hire scientific talent.

          Our competitors may succeed in developing and commercializing products earlier than we do. Our competitors may also develop products or technologies that are superior to those we are developing, and render our product candidates or technology obsolete or non-competitive.  If we cannot successfully compete with new or existing products, our sales and revenue would suffer and we may not ever become profitable.

If our OEM customers fail to purchase our components or to sell sufficient quantities of their products incorporating our components, or if our OEM customers’ sales timing and volume fluctuates, it could prevent us from achieving our sales and market share goals.

          Sales to a relatively small number of OEM customers, as opposed to direct retail sales to customers, make up virtually all of our revenues.  Our ability to make sales to OEM customers depends on our ability to compete effectively, primarily on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products of our OEM customers.  Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful.  If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it could prevent us from achieving our sales targets and negatively impact our market share.  Our OEM customers typically require a long development and engineering process before incorporating our products and services into their systems and products.  This period of time is in addition to the time we spend on basic research and product development.  As a result, we are vulnerable to changes in technology or end user preferences.

          Our opportunity to sell our products to our OEM customers typically occurs at infrequent intervals, depending on when the OEM customer designs a new product or enhances an existing one.  If we are not aware of an OEM’s product development schedule, or if we cannot provide components or technologies when they develop their products, we may miss a sales opportunity that may not reappear for some time.

We might be faced with products liability or warranty claims, either directly or indirectly through our customers, and we have no historical experience as to our potential liability.

          We offer our customers a warranty for our products.  Any defects that may occur in our products could, in turn, lead to defects in our customers’ products that incorporate our products.  The occurrence of defects in our products could give rise to warranty claims against us or to liability for damages caused by such defects to our customers or to the customers of our customers.  Such defects could also lead to liability for consequential damages, or product liability claims.  Defects in our products could, moreover, impair the market’s acceptance of our products.  Any of these events could have a material adverse effect on our business and financial condition.  We have no historical experience in evaluating the potential liability that could be created by claims under our warranty.  If the claims made under such warranty exceed expected levels against which we have reserved, our results of operations and financial condition could be materially adversely affected.

Unfavorable economic conditions in the U.S. and abroad may adversely affect our OEM customers and prevent us from achieving sales and profit growth.

          Many of our new products are components designed to be integrated into new products and systems to be introduced to the marketplace by our OEM customers.  Unfavorable economic conditions in 2003 slowed capital spending on U.S. electric utility infrastructure and delayed the introduction of certain new products by our OEM customers. Continued unfavorable economic conditions may adversely affect our ability to market and sell our new products.

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the industry segments in which we do business.

          Our success depends on establishing and protecting our intellectual property rights.  If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the industry segments in which we do business.  Although we try to protect our intellectual property rights through patents, trademarks, copyrights, trade secrets and other measures, these steps may not prevent infringement, misappropriation or other misuse by third parties.  We have taken steps to protect our intellectual property rights under the laws of certain foreign countries, but our efforts may not be effective to the extent that foreign laws are not as protective as the laws of the U.S.  In addition, we face the possibility that third parties might “reverse engineer” our products to discover how they work and introduce competing products, or that third parties might independently develop products and intellectual property similar to ours.

          We have increased our emphasis on protecting our technologies and products through patents.  Our success depends on maintaining our patents, adding to them where appropriate, and developing products and applications without infringing the patent and proprietary rights of others.  The following risks are involved in protecting our patents:

•	our patents may be circumvented or challenged and held unenforceable or invalid;

•	our pending or future patent applications, if any, may not be issued in a timely manner and may not provide the protections we seek; and

•	others may claim rights in the patented and other proprietary technology that we own or license.

          If our patents are invalidated or if it is determined that we, or the licensor of the patent, do not hold sole rights to the patent, we could lose our competitive advantage in the industry segments in which we do business.

          Competing research and patent activity in our product areas is substantial.  Conflicting patent and other proprietary rights claims may result in disputes or litigation.  Although we do not believe that our products or proprietary rights infringe on third party rights, infringement claims could be asserted against us in the future.  Also, we may not be able to stop a third party product from infringing on our proprietary rights without litigation.  If we are subject to such claims, or if we are forced to bring such claims, we could face time-consuming, costly litigation that may result in product shipment delays and possible damage payments or injunctions that could prevent us from making, using or selling infringing products.  We may also be required to enter into royalty or licensing agreements on unfavorable terms as part of a judgment or settlement which could have a negative impact on the amount of revenue derived from our products or proprietary rights.

Our ability to adequately license our technology may affect our success.

          Our growth and success will be dependent to a substantial extent on our reputation. Since we anticipate licensing our technology to others, our reputation may be affected by the performance of the companies to which we license our technology. Our licenses may grant exclusivity with respect to certain uses or geographic areas. As a result, we will be wholly dependent on the success of the licensee for success with respect to any exclusive use or geographical area. We cannot assure you that we will be successful in granting our licenses to those who are likely to succeed. In addition, license agreements with foreign companies may be subject to additional risks, such as exchange rate fluctuations, political instability or weaknesses in the local economy. Certain provisions of the license agreements that benefit us may be subject to restrictions in foreign laws that limit our ability to enforce those contractual provisions. In addition, it may be more difficult to register and protect our proprietary rights in certain foreign countries. Our failure to obtain suitable licensees of our technology or the failure of our licensees to achieve our manufacturing or quality control standards or otherwise meet our expectations could have a material adverse effect on our business, financial condition and results of operations.

Our ability to enter into successful alliances or other strategic arrangements may affect our success.

          We intend to enter into additional alliances in the future to sell or license our technology. Our alliance with YEC is with a foreign partner and we anticipate that future alliances may be with foreign partners or entities. As a result, such future alliances may be subject to the political climate and economies of the foreign countries where such partners reside. We cannot assure you that our alliance partners or other partners will provide us with the support we anticipate, that any of the alliances or other relationships will be successful in developing our technology for use with their intended products, or that any of the alliances or other relationships will be successful in manufacturing and marketing their technologies for such products once developed.  Any of our international operations will also be subject to certain external business risks such as exchange rate fluctuations, political instability and a significant weakening of a local economy in which a foreign entity with which we have an affiliation operates or is located. Certain provisions of the alliance agreements that are for our benefit may be subject to restrictions in foreign laws that limit our ability to enforce those contractual provisions. Failure of these alliances to be successful could have a material adverse effect on our business and prospects.

We face risks associated with the marketing, distribution and sale of our products internationally and, if we are unable to manage these risks effectively, it could impair our ability to increase sales.

          We derive a significant portion of our revenues from sales to customers located outside the U.S.  We expect our international sales to continue to represent a significant and increasing portion of our future revenues.  As a result, our business will continue to be subject to certain risks, such as foreign government regulations, export controls, changes in tax laws, tax treaties, tariffs and freight rates.  If we are unable to manage these risks effectively, it could impair our ability to increase international sales.

          We have substantial operations in Switzerland.  Since we are relatively inexperienced in managing our international operations, we may be unable to effectively operate and expand of our worldwide business and to manage cultural, language and legal differences inherent in international operations.  In addition, to the extent we are unable to respond to political, economic and other conditions in these countries effectively, our business, results of operations and financial condition could be materially adversely affected.  Moreover, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could increase our tax rates.

          As a result of our international operations and related revenue generated outside of the U.S., the dollar amount of our revenue and expenses may be materially affected by fluctuations in foreign currency exchange rates.

If we are unable to retain key personnel, we could lose our technological and competitive advantage in some product areas and business segments.

          Since many of our products employ emerging technologies, our success depends upon the continued service of our key technical and senior management personnel.  Some of our engineers are the key developers of our products and technologies and are recognized as leaders in their area of expertise.  The loss of such engineers to our competitors could threaten our technological and competitive advantage in some product areas and business segments.

          Our performance also depends on our ability to identify, hire, train, retain and motivate qualified personnel, especially key operations executives and highly skilled engineers.  The industries in which we compete are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel.  Our employees may terminate their employment with us at any time.

Our ability to increase market share and sales depends on our ability to hire, train and retain qualified marketing and sales personnel.

          Because many of our products are new, we have limited experience marketing and selling them.  To sell our products, our marketing and sales personnel must demonstrate the advantages of our products over the products offered by our competitors, and we must be able to demonstrate the value of new technology in order to sell new products to existing and new customers.  The highly technical nature of the products we offer requires that we attract and retain qualified marketing and sales personnel, and we may have difficulty doing that in a highly competitive employment market.  Also, as part of our sales and marketing strategy, we enter into arrangements with distributors and sales representatives and depend upon their efforts to sell our products.  Our arrangements with outside distributors and sales representatives may not be successful.

If we are unable to secure qualified and adequate sources for our materials, components and sub-assemblies, we may not be able to make our products at competitive costs and we may have difficulty meeting customer demand, which could damage our relationships with our customers.

          Our ability to manufacture products depends in part on our ability to secure qualified and adequate sources of materials, components and sub-assemblies at prices that enable us to make our products at competitive costs.  Some of our suppliers are currently the sole source of one or more items that we need to manufacture our products.  Although we seek to reduce our dependence on sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary adverse effect on our business and results of operations, and damage customer relationships.  Upon occasion, we have experienced difficulty in obtaining timely delivery of supplies from outside suppliers, which has adversely affected our delivery time to our customers.  There can be no assurance that such supply problems will not recur.

Anti-takeover provisions in our certificate of incorporation and bylaws could prevent certain transactions and could make a takeover more difficult.

          Some provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of Maxwell, even if such change in control would be beneficial to our stockholders.  We have a staggered board of directors, which means that our directors are divided into three classes.  The directors in each class are elected to serve three-year terms.  Since the three-year terms of each class overlap the terms of the other classes of directors, the entire board of directors cannot be replaced in any one year.  Furthermore, our certificate of incorporation contains a “fair price provision” which may require a potential acquirer to obtain the consent of our board to any business combination involving Maxwell.

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

AVAILABLE INFORMATION

          We file or furnish annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, or SEC.  Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov.  Our SEC filings are also available free of charge on our website at http://www.maxwell.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC.  You may also read and copy any document we file with or furnish to the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2.	Properties

          We have ongoing operations in San Diego, California and Rossens, Switzerland.  In San Diego, we currently lease approximately 45,000 square feet of administrative, research and development, manufacturing and sales space.  The San Diego lease expires in July 2007.  In Rossens, we currently lease approximately 68,620 square feet of manufacturing, sales and administrative space.  The Rossens lease expires in June 2009.

Item 3.	Legal Proceedings

          From time to time we are involved in litigation arising out of our operations.  We maintain liability insurance, including product liability coverage, in amounts we believe to be adequate.  We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

          No matter was submitted to stockholders during the fourth quarter of 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock has been quoted on the Nasdaq National Market under the symbol “MXWL” since 1983.  The following table sets forth the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

		High	Low

Year Ended December 31, 2002	First Quarter	$11.48	$8.75
	Second Quarter	14.50	7.42
	Third Quarter	8.50	4.05
	Fourth Quarter	7.80	5.20

Year Ended December 31, 2003	First Quarter	7.00	5.76
	Second Quarter	6.90	5.30
	Third Quarter	9.56	5.93
	Fourth Quarter	9.40	6.70

          As of March 1, 2004, there were 418 holders of record of our common stock.  We believe that the number of beneficial owners of our common stock substantially exceeds this number.

          Dividend Policy

          We have never declared or paid cash dividends on our capital stock.  We currently anticipate that any earnings will be retained for the development and expansion of our business and, therefore, we do not anticipate paying cash dividends on our capital stock in the foreseeable future.  In addition, under our bank credit agreements, neither we nor any of our subsidiaries may, directly or indirectly, pay any cash dividends to our stockholders.

          Recent Sales of Unregistered Securities

          On September 1, 2003, we issued a total of 464,927 shares of common stock to Montena SA, a Swiss corporation, as part of the consideration for all of the outstanding shares of Montena SA’s subsidiary corporation, Montena Components Ltd.  The shares were issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act.  Previously, on July 5, 2002, we had issued a total of 2,250,000 shares of common stock to Montena SA as part of the consideration for all of the outstanding shares of Montena Components Ltd.  These shares were also issued pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act.  The shares issued to Montena SA were restricted securities that could not be resold except under an effective registration statement or pursuant to an exemption from the registration requirements.

          In January 2002, we adopted a plan to complete merger transactions between Maxwell and our Electronic Components Group subsidiary and our I-Bus/Phoenix subsidiary whereby all of the minority shareholdings and options in such subsidiaries would be converted to shares and options of Maxwell.  On April 15, 2002, these merger transactions resulted in the issuance of 565,000 shares of common stock to the former minority shareholders of Electronic Components Group and I-Bus/Phoenix.  In February 2002, PacifiCorp Energy Ventures, Inc., or PacifiCorp, the largest minority shareholder in the Electronic Components Group, exchanged its preferred shares of the Electronic Components Group for 518,000 common shares of our common stock, pursuant to its right under the original investment agreement.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.  Subsequently, we registered the shares issued in the merger transactions and the shares issued to PacifiCorp by filing registration statements on Form S-3 with the SEC.

Item 6.	Selected Financial Data

          The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2003.  This is derived from and qualified by reference to the Company’s audited consolidated financial statements and notes thereto included elsewhere in this Annual Report.

(In thousands, except per share data)

	Years Ended December 31,					Period Ended December 31,	Year Ended July 31,

	2003	2002	2001	2000	1999*	1999	1999

Consolidated Statement of Operations Data:
Continuing Operations:
Total revenue	$45,024	$57,965	$77,856	$102,347	$103,611	$36,863	$102,878
Income (loss) from continuing operations	(7,167)	(35,324)	(8,221)	(16,291)	46	(5,815)	3,939
Income (loss) from discontinued operations, net of tax	(6)	(4,832)	(4,696)	(26)	(299)	(7,276)	7,129
Cumulative effect of accounting change, net of tax	878	—	—	—	—	—	—

Net income (loss)	$(6,295)	$(40,156)	$(12,917)	$(16,317)	$(253)	$(13,091)	$11,068

Basic Net Income (Loss) Per Share:
Income (loss) from continuing operations	$(0.51)	$(2.88)	$(0.82)	$(1.66)	$—	$(0.61)	$0.42
Income (loss) from discontinued operations, net of tax	—	(0.39)	(0.47)	—	(0.03)	(0.76)	0.76
Income from cumulative effect of accounting change, net of tax	0.06	—	—	—	—	—	—

Net income (loss) per share	$(0.45)	$(3.27)	$(1.29)	$(1.66)	$(0.03)	$(1.37)	$1.18

Diluted Net Income (Loss) Per Share:
Income (loss) from continuing operations	$(0.51)	$(2.88)	$(0.82)	$(1.66)	$—	$(0.61)	$0.40
Income (loss) from discontinued operations, net of tax	—	(0.39)	(0.47)	(0.01)	(0.03)	(0.76)	0.72
Income from cumulative effect of accounting change, net of tax	0.06	—	—	—	—	—	—

Net income (loss) per share	$(0.45)	$(3.27)	$(1.29)	$(1.67)	$(0.03)	$(1.37)	$1.12

	Years Ended December 31,					Period Ended July 31,

	2003	2002	2001	2000	1999*	1999

Consolidated Balance Sheet Data:
Total assets	$63,013	$71,380	$85,704	$122,109	$98,151	$113,486
Cash, cash equivalents and short-term investments	$12,239	$11,091	$25,559	$2,686	$2,885	$7,948
Short-term borrowings and current portion of long-term debt	$1,851	$570	$—	$22,754	$—	$—
Long-term debt excluding current portion	$—	$2,675	$6,000	$—	$474	$3,688
Stockholders’ equity	$47,692	$49,951	$59,731	$69,754	$84,416	$97,168
Shares outstanding	14,339	13,726	10,168	9,877	9,664	9,557

*unaudited

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations for the years ended December 31, 2003, 2002 and 2001 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report.  In addition, the discussion and the historical information contain forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment in determining allowance for inventory reserves, bad debt allowance, allowance for deferred tax assets and tax expenses in the future.  Our estimation of liquidity for fiscal year 2004 may be significantly different than our actual results.  Negative changes in revenues will affect our estimation in cost of sales, research and development, selling, general and administrative and other aspects of our business.

Executive Summary

          We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan.  Subsequently, we provide a summary of some of the highlights from the recently completed fiscal year, followed by a discussion of the different aspects of our business.  We then proceed, on page 28, to discuss our results of operations for the year ended December 31, 2003 compared to the year ended December 31, 2002, and for the year ended December 31, 2002 compared to the year ended December 31, 2001.  Thereafter, beginning on page 34, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.”  Beginning on page 36, we discuss our critical accounting policies, the impact of inflation on our business and new accounting pronouncements.

Overview

          Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.”  In 1996, we changed our name to Maxwell Technologies, Inc.  Presently headquartered in San Diego, California, we are a developer and manufacturer of innovative, cost-effective energy storage and power delivery solutions.

          Maxwell’s High Reliability business segment is comprised of three product lines:

•

Ultracapacitors:  Our primary product, ultracapacitors, includes our BOOSTCAP® ultracapacitor cells and multi-cell modules and POWERCACHE® backup power systems, which provide highly reliable power solutions for applications in consumer and industrial electronics, transportation and telecommunications.

•

High-Voltage Capacitors:  Our CONDIS® high-voltage grading and coupling capacitors are used in electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•

Radiation-Mitigated Microelectronic Products:  Our radiation-mitigated microelectronic products include power modules, memory modules and single-board computers for applications in the space and satellite industries.

          We aim to design and manufacture our products to perform reliably for the life of the products and systems into which they are integrated.  We seek to achieve high reliability through the application of proprietary technologies and rigorously controlled design, development, manufacturing and test processes.  This high reliability strategy emphasizes the development and marketing of products that enable us to achieve higher profit margins than commodity electronic components and systems.

          During the year ended December 31, 2003, we continued our efforts to focus our business and to exit non-strategic businesses.  These efforts culminated in our exit from the low-margin power magnetics business and commensurate consolidation of the remaining value-added business into our ultracapacitor product line, and the sale of our Winding Equipment business segment.  As the result of these actions, as well as other divestitures throughout 2002 and 2003, we have consolidated our operations into our High Reliability business segment.  (See Part I, Item 1. “Business-Strategic Consolidation of Operations,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions, Restructuring, Divestitures, Discontinued Operations and Other Events” and Notes 2 and 3 to our Notes to Consolidated Financial Statements, for information regarding our business combinations, divestitures and phased-out operations.)

2003 Highlights

          Partially as a result of the efforts we began in 1999 to re-focus on our core product lines and to exit non-strategic businesses, we reduced our loss from continuing operations for the year ended December 31, 2003 to $7.2 million, or $0.51 per diluted share, from a loss of $35.3 million, or $2.88 per diluted share, for the year ended December 31, 2002.

          During 2003, we took several steps to intensify our focus on our high reliability, high-margin strategy and to eliminate non-core and low-margin products, including:

•

In 2003, we completed the integration and relocation of our power systems business into our principal manufacturing facility in San Diego, California, and vacated and later sold the company-owned facility that formerly housed the North American operations of I-Bus/Phoenix.  This consolidation allowed more efficient use of our remaining facilities and personnel, and the sale of the vacated facility provided us with additional cash resources.

•

Also in 2003, we formed an ultracapacitor manufacturing and marketing alliance with YEC.  YEC is a $200 million per annum manufacturer of electrolytic capacitors headquartered in Taichung, Taiwan, with manufacturing and sales operations in mainland China.  We entered into this alliance in order to commercialize our proprietary BOOSTCAP® ultracapacitors in China and to help position us as a global supplier of ultracapacitors with production facilities in North America and Europe, and access to facilities in Asia.

•

In July 2003, we announced the phase-out of our electronic components tester business, which was completed as of December 31, 2003 and which business had been part of our High Reliability business segment.

•

In August 2003, we announced the phase-out of our magnetics-based power systems products, which also had been part of our High Reliability segment, to focus our power systems expertise on development and marketing of proprietary, ultracapacitor-based, multicell modules and backup power solutions.  As part of the phase-out of our magnetics-based power systems products, our power distribution and conditioning modules were integrated into our BOOSTCAP® ultracapacitors product line.

•	In December 2003, we sold our Winding Equipment business segment, which we had acquired via our acquisition of Montena in 2002.

          With the completion of these actions, our remaining operations have been consolidated into our High Reliability business segment, which is now comprised of three current product lines:  ultracapacitors, high-voltage capacitors and radiation-mitigated microelectronics.  (See Part I, Item 1. “Business—Strategic Consolidation of Operations,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions, Restructuring, Divestitures, Discontinued Operations and Other Events” and Notes 2 and 3 to Notes to Consolidated Financial Statements for information regarding our consolidation activities.)

2004 Outlook

          We completed the restructuring and re-focusing of our business as of December 2003, a process we began in late 1999.  As the result of our efforts, we have reduced our quarterly break-even revenue threshold from more than $15 million at the beginning of 2003, to less than $12 million anticipated for the first quarter of 2004.  This was done through a combination of downsizing and cost reduction, increases in productivity and the reduction of low margin products.  We entered fiscal year 2004 with cash reserves of more than $10 million.  With the continuing growth of our ultracapacitor business and focus on high-margin products, we expect to become profitable by the end of the second half of 2004.  By maintaining our capital expenditures to depreciation ratio, we expect to also become cash flow neutral.

          Although we believe that the expectations reflected in our 2004 outlook are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. Some, but not necessarily all, of the factors impacting these risks and uncertainties are set forth in Part I, Item 1. “Business-Risk Factors.”

Business Segments

          Consistent with our commitment to maintain Maxwell as a leading developer and manufacturer of highly-reliable, innovative and cost-effective energy storage and power delivery solutions, during 2003 we completed the divestiture and phase-out of our electronic components tester business, magnetic-based power systems products and Winding Equipment business segment.  We are currently focused on our remaining High Reliability business segment, which is comprised of three product lines:

•

Ultracapacitors:  Our primary product, ultracapacitors, includes our BOOSTCAP® ultracapacitor cells and multi-cell modules and POWERCACHE® backup power systems, which provide highly reliable power solutions for applications in consumer and industrial electronics, transportation and telecommunications.

•

High-Voltage Capacitors:  Our CONDIS® high-voltage grading and coupling capacitors are used in electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•

Radiation-Mitigated Microelectronic Products:  Our radiation-mitigated microelectronic products include power modules, memory modules and single-board computers for applications in the space and satellite industries.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total Revenue

          Total revenue for the year ended December 31, 2003 was approximately $45 million including approximately $4 million in license fees received from YEC in exchange for a right to manufacture our BOOSTCAP® ultracapacitors in China.  The license fee is a one time event and is shown as a separate line item in our Consolidated Statements of Operations.  Product revenue (which excludes the YEC licensee fees) for the year ended December 31, 2003 was approximately $41 million compared to approximately $58 million for the year ended December 31, 2002, which was a reduction of approximately $17 million, or 29%.  The reduction was attributed mainly to our I-Bus Computing Systems business, which was sold in the third quarter of 2002 and, therefore, did not generate any revenue for the year ended December 31, 2003.  Increase in revenue from our flagship product, BOOSTCAP® ultracapacitors, was offset by a reduction in revenue from microelectronic products.

Segment Revenue

          High Reliability

          For the year ended December 31, 2003, revenue from our High Reliability business segment was $35.2 million compared to $40.1 million for the year ended December 31, 2002.  This represents a decrease of approximately $5 million, or 12%.  Most of the decrease in revenue was from reduced sales of radiation-mitigated microelectronics products due to the downturn in the telecommunication industry and from the power systems products, as we phased-out our low-margin transformer business.

          Winding Equipment

          For the year ended December 31, 2003, revenue from our Winding Equipment business segment was $9.8 million compared to $3.6 million for the year ended December 31, 2002.  This represents an increase of approximately $6.2 million, or 175%.  For the year ended December 31, 2002, revenue from this segment only covers the six-month period from our acquisition of Montena in July 2002 through year end December 31, 2002.  We determined that our Winding Equipment business segment was not adding value to the Company in terms of margin contribution, technological advances, improvement in market share or contributing to improvements in economies of scale.  Therefore, this segment of our business was sold at the end of December 2003.  We reported the results of operations of the Winding Equipment product line as continuing operations because of our continued involvement therewith.

          I-Bus Computing Systems

          Our I-Bus Computing Systems business was sold in September 2002 and did not generate any revenue in the year ended December 31, 2003.  For the year ended December 31, 2002, revenue from our I-Bus Computing Systems business was approximately $11.0 million.

          TeknaSeal

          For the year ended December 31, 2002, revenue from the TeknaSeal glass-to-metal seals business was $3.3 million.  The TeknaSeal glass-to-metal seals business was sold in September 2002.  No revenue was generated for the year ended December 31, 2003.

Cost of Sales

          For the year ended December 31, 2003, our cost of sales was $36.7 million compared to $51.1 million for the year ended December 31, 2002.  This represents a decrease of $14.4 million, or 28%.  This decrease was attributable primarily to our disposition and phase-out activities in 2002.

Total Operating Expenses

Operating Expenses – 2003 vs. 2002
(Dollars in Thousands)

	2003	Change		2002

Research and Development	$5,917	(30)%		$8,417
Percentage of Net Revenues	13%	(2	)Pts	15%
Selling, General and Administrative	$13,866	(25)%		$18,092
Percentage of Net Revenues	30%	(1	)Pts	31%
Intangible Assets Amortization	$76	N/M		$483 (1)

(1)	$464 was attributable to the backlog acquired with the purchase of Montena, which was completely amortized in 2002.

Selling, General & Administrative (SG&A) Expense

          SG&A expense for the year ended December 31, 2003 was $13.8 million compared to $18.1 million for the year ended December 31, 2002.  The decrease of $4.3 million, or 24%, was primarily due to a reduction in personnel and overhead as a result of our disposition and phase-out activities during 2002 and 2003.  SG&A expense was approximately 30% of revenue for the years ended December 31, 2003 and 2002.

Research & Development (R&D) Expense

          R&D expense for the year ended December 31, 2003 was $5.9 million compared to $8.4 million for the year ended December 31, 2002.  The decrease of $2.5 million, or 30%, was partly due to our decision to streamline product lines and focus on our core High Reliability business segment products.  R&D as a percent of sales was 13% and 15% for the years ended December 31, 2003 and 2002, respectively.

Income (Loss) From Continuing Operations Before Income Taxes

          Income (Loss) from continuing operations before income taxes for the year ended December 31, 2003 was $(7.2) million compared to $(35.5) million for the year ended December 31, 2002, an improvement of $28.3 million, or 80%.  The decrease in losses was primarily attributable to the disposition and phase-out of operations which were unprofitable.  The loss from continuing operations for the year ended December 31, 2003 includes $695,000 in income from the sale of our TeknaSeal glass-to-metal seals business which is reflected in (gain) loss on sale of operations in 2003.

          Income (Loss) from continuing operations before income taxes for the year ended December 31, 2003 includes a curtailment and settlement gain of $2.2 million.  Under Swiss law, the pension plan for our Swiss employees must be managed by an entity that is legally separate from the Company.  However, according to Statement of Financial Accounting Standard (“SFAS”) No. 87, we are required to recognize the gain or loss of the pension fund on our balance sheet and income statement.  Regardless of the fact that the pension plan is over funded, we are obliged to continue contributing to it at a rate mandated by Swiss law.  As a result, the defined benefit accounting treatment may create a distorted picture of our balance sheet and financial results for the year ended December 31, 2003 and in future periods.  Income (Loss) from continuing operations before income taxes without the pension benefit would have been $(9.6) million.

          High Reliability business segment operating losses were $7.6 million in the year ended December 31, 2003 and $6.2 million in the year ended December 31, 2002, an increase of $1.4 million, or 23%.  This increase is primarily attributable to an increase in inventory reserves for our power systems business, as we phased-out the magnetics portion of our power systems business.

Provision (Benefit) For Income Taxes

          Our tax benefit for the year ended December 31, 2003 was $220,000 compared to $132,000 for the year ended December 31, 2002, an improvement of $88,000, or 67%.  The benefit consists primarily of foreign income tax benefit recorded by our subsidiary, Maxwell Technologies SA.  The valuation allowance increased in the year ended December 31, 2003 by $3.2 million from the prior year and we had net deferred tax assets before our valuation allowance of approximately $34.2 million at December 31, 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total Revenue

          Total revenue for the year ended December 31, 2002 was approximately $58 million compared to approximately $78 million for the year ended December 31, 2001, which was a reduction of approximately $20 million, or 26%.  The reduction was attributed mainly to the sale of non-core business subsidiaries, including our non-core TeknaSeal glass-to-metal seals business.  In addition, the economic slow down, which started in 2001, negatively impacted our I-Bus Computing Systems business, which continued to decline in 2002.

Segment Revenue

          High Reliability

          For the year ended December 31, 2002, revenue from our High Reliability business segment was $40.1 million compared to $39.4 million for the year ended December 31, 2001.  This represents an increase of $700,000, or 2%.  The acquisition of Montena in July 2002, which contributed an $8.1 million increase in revenue, and modest increases in sales of radiation-mitigated microelectronics and BOOSTCAP® ultracapacitors was offset by a decrease in sales of power systems products in the medical imaging equipment market.

          Winding Equipment

          Our Winding Equipment business segment was acquired in July 2002 as part of our acquisition of Montena and thus did not impact our revenue for the year ended December 31, 2001.  Revenue for the six-month period ended December 31, 2002 was $3.6 million.

          I-Bus Computing Systems

          For the year ended December 31, 2002, revenue from our I-Bus Computing Systems business was approximately $11 million compared to $24.1 million for the year ended December 31, 2001.  This represents a decrease of $13.1 million, or 54%.  We sold the I-Bus Computing Systems business in September 2002.  Although the computing systems business was focused on high reliability, high-availability computer servers, the markets for such systems, particularly telecommunications, deteriorated dramatically during the year, which negatively impacted results of operations.

          Sierra and TeknaSeal

          For the year ended December 31, 2002, revenue from our Sierra-KD EMI filter and ceramic business and our TeknaSeal glass-to-metal seals business was $3.3 million compared to $14.4 million for the year ended December 31, 2001.  This represents a decrease of $11.1, million or 77%.  The reduction in revenue was attributed primarily to the sale of Sierra-KD EMI in June of 2001.  The TeknaSeal glass-to-metal seals business was sold in September 2002.

Cost of Sales

          For the year ended December 31, 2002, our cost of sales was $51.1 million compared to $66.6 million for the year ended December 31, 2001.  This represents a decrease of $15.5 million, or 23%.  This decrease was attributable primarily to our continued implementation and pursuit of our restructuring plan initiated in late 1999, which resulted in closing and selling non-strategic operations.

Total Operating Expenses

Operating Expenses – 2002 vs. 2001
(Dollars in Thousands)

	2002	Change		2001

Research and Development	$8,417	27%		$11,519
Percentage of Net Revenues	15%	—		15%
Selling, General and Administrative	$18,092	20%		$22,465
Percentage of Net Revenues	31%	2	Pts	29%
Intangible Assets Amortization	$483 (1)	N/M		$0

(1)	$464 was attributable to the backlog acquired with the purchase of Montena, which was completely amortized in 2002.

Selling, General & Administrative (SG&A) Expense

          SG&A expense for the year ended December 31, 2002 was $18.1 million compared to $22.5 million for the year ended December 31, 2001.  The decrease of $4.4 million, or 19%, was due primarily to a reduction in personnel and overhead as a result of our dispositions and phase-out activities during 2002.  SG&A expense was 31% of revenue for the year ended December 31, 2002 and 29% for the year ended December 31, 2001.

Research & Development (R&D) Expense

          R&D expense for the year ended December 31, 2002 was $8.4 million compared to $11.5 million for the year ended December 31, 2001.  The decrease of $3.1 million, or 27%, was primarily attributable to reductions in headcount and the sale of the I-Bus Computing Systems business.  R&D as a percent of sales was 15% for each of the years ended December 31, 2002 and 2001.

Income (Loss) From Continuing Operations Before Income Taxes

          Income (Loss) from continuing operations before income taxes for the year ended December 31, 2002 was $(35.5) million compared to $14.7 million for the year ended December 31, 2001, a decrease of approximately $50 million.  We recognized a gain of $39.1 million from a sale of our Sierra-KD EMI filter and ceramics business in 2001, which was sold for $46.9 million.  In addition, non-recurring charges of goodwill impairment of $5.3 million, property and plant impairment of $2.3 million, restructuring charges of $1.6 million and loss on the sale of businesses of $6.5 million were included in the operating expenses for the year ended December 31, 2002.

Provision (Benefit) For Income Taxes

          Our tax benefit for the year ended December 31, 2002 was $132,000 compared to a tax provision of approximately $23 million for the year ended December 31, 2001.  We recognized a gain of $39.1 million from a sale of our Sierra-KD EMI filter and ceramics business in 2001, which was sold for $46.9 million.

Acquisitions, Restructuring, Divestitures, Discontinued Operations and Other Events

          Acquisitions

          In July 2002, we acquired Montena Components Ltd., a provider of ultracapacitors and high-voltage capacitors to OEM customers and automated winding equipment used to produce capacitors and lithium batteries, for approximately $3.0 million in cash and 2.25 million shares of Maxwell common stock.  This acquisition brought us an additional high reliability power business focused on ultracapacitors and high-voltage capacitors and additional design and production capabilities that enhanced our profile as a reliable, global supplier.  (See “—Divestitures” below for a discussion of our disposition of the Winding Equipment business, which we acquired through our acquisition of Montena.)

          Restructuring

          Restructuring charges were $1.6 million for the year ended December 31, 2002.  There were no restructuring charges for the year ended December 31, 2001.  In 2002, the restructuring charges were primarily attributable to restructuring of our I-Bus Computing Systems business and our actions to position that business for sale.  In the first half of 2002, I-Bus/Phoenix introduced new applied computing products that had been developed in 2001.  However, the market for applied computing products, particularly in telecommunications, deteriorated throughout 2002.  We responded to the poor market conditions for computing systems and other capital goods by restructuring I-Bus/Phoenix.  In June 2002, we began implementing the restructuring plan and recorded restructuring charges of $700,000.  In addition, we also determined that certain components in inventory had been adversely impacted.  Accordingly, we recorded an inventory charge of approximately $3.0 million for certain excess and obsolete raw material components and finished goods.  This charge is included in cost of sales.  During the third quarter of 2002, we decided to sell the applied computing business of I-Bus/Phoenix to a new company organized by former I-Bus/Phoenix senior managers.  In preparation for the sale and to configure the I-Bus/Phoenix computing business to be self-supporting, I-Bus/Phoenix consolidated all production of the applied computing products in its facility in Tangmere, United Kingdom, and reduced personnel worldwide.  As a result of these actions, we recorded additional restructuring charges of $900,000 during the quarter ended September 30, 2002.  The unpaid restructuring balance of $400,000 at December 31, 2002 was paid in 2003.

          Divestitures

          In June 2001, we sold our Sierra-KD EMI filter and ceramic capacitor business for $46.9 million in cash.  We retained accounts receivable as of the acquisition date, which amounted to $2.5 million.  As a result of this transaction, we recorded a net pre-tax gain of $39.1 million on that sale for the year ended December 31, 2001.

          In September 2002, we sold the I-Bus Computing Systems business for $7.0 million in debt and certain other considerations.  We also incurred $7.6 million in charges related to goodwill impairment and other asset write-downs related to that business.  The loss on the disposition totaled $7.0 million as we fully reserved for the note due to risks of collectability.

          In September 2002, we also sold our non-core TeknaSeal glass-to-metal seals business for $5.5 million in cash, of which $1.0 million was held in an escrow account and subsequently released to us over the succeeding four calendar quarters.  Approximately $400,000 of the $5.5 million proceeds were paid to certain former employees of TeknaSeal.  We recorded a net gain of $200,000 in the fourth quarter of 2002and recorded additional gains of $695,000 for the year ended December 31, 2003.

          (Gain) loss on sale of businesses was $6.5 million for the year ended December 31, 2002 and ($39.1) million for the year ended December 31, 2001.

          In June 2003, we decided to discontinue marketing and supporting our electronic components tester business and recorded charges in cost of sales of $444,000 primarily attributable to excess inventory and equipment, $393,000 primarily attributable to warranty buy-outs, and $259,000 primarily attributable to expected future warranty returns in the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003, respectively.  Sales for our electronic components tester business were immaterial in all periods presented.

          In December 2003, we sold our former I-Bus manufacturing and administrative facility in San Diego.  The facility was previously classified as Assets Held for Sale at its book value of $7.4 million.  Proceeds from the sale of the facility were $9.0 million, resulting in a gain of $1.2 million after payment of a loan balance with Comerica Bank and closing costs of $387,000, which was recorded in gain on sale of property and equipment.

          In December 2003, Maxwell Technologies SA (our Swiss subsidiary formerly known as Montena Components Ltd.) sold all of the fixed assets, substantially all inventory, and all warranty and employee agreement obligations of its Winding Equipment business, located in Matran, Switzerland, to Metar SA, a new company formed by the former CEO of Montena Components and Metar employees.  The business was sold for $324,000, and we recognized a net loss of $538,000.

          Discontinued Operations

          Our Government Systems business and PurePulse are reported as discontinued operations.  The loss from discontinued operations was $6,000 for the year ended December 31, 2003, compared to $4.8 million for the year ended December 31, 2002 and $4.7 million for the year ended December 31, 2001.

          In March 2001, we sold our Government Systems business for $20.7 million and recorded a gain of $1.1 million, net of a $2.7 million provision mainly related to ongoing lease obligations.  As of December 31, 2003, the remaining lease obligation, which expires in April 2006, is $1.1 million with a reserve provision of  $600,000.

          In September 2002, PurePulse suspended operations and we recorded non-cash charges of approximately $1.7 million and cash charges of approximately $0.5 million for severance and other charges.  PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals.  Although PurePulse raised $5 million of equity capital from Millipore and Maxwell in March 2002, the venture capital and other equity markets deteriorated after that time and PurePulse was not able to raise additional capital to fund its operations.

          Loss from operations of these discontinued businesses was $5.8 million for the year ended December 31, 2001.  Included in the loss is a charge to the tax provision of $2.5 million for recording a valuation allowance.

          Other Events

          An investment impairment of $500,000 was recorded in 2001 related to Maxwell’s ownership of approximately 1% of a privately-held company involved in support services in the areas of information technology, system and software integration and engineering and technical services under contract with various government agencies.  Upon review of its annual financial statements and discussions with its chief financial offer, we were informed that the company had a negative net worth and had decided to restructure its operations to discontinue its information technology and software integration and engineering businesses and focus only on government contracting.  Based on these facts and the uncertainty surrounding its ability to return to profitability, we concluded that the investment was impaired and we fully reserved for the investment.

          Amortization of goodwill was $1.2 million for the year ended December 31, 2001.  In connection with the adoption of SFAS 142, the amortization of goodwill was discontinued beginning with fiscal year 2002.

          In 2003, we made an assessment of the Company’s goodwill and intangible assets and determined that there was no impairment.  Accordingly, no goodwill impairments were recognized for the year ended December 31, 2003.  Goodwill impairments were $5.3 million for the year ended December 31, 2002.  There was no goodwill impairment recognized for the year ended December 31, 2001.

          We received $209,000 from the sale of the privately-held company referred to above, of which $26,000 had previously been recorded by us as investment.  In 2003, we recovered $183,000 of the $500,000 recorded as impaired in 2001 and reflected in (gain) loss on sale of business.

          Amortization of other intangibles was $76,000 for the year ended December 31, 2003 and $483,000 for the year ended December 31, 2002, and relates to the amortization of customer backlog acquired in conjunction with the acquisition of Montena and the amortization of ultracapacitor intellectual property that was recorded in conjunction with the merger of the Electronic Components Group, a majority-owned subsidiary, into Maxwell after the purchase of all shares not already owned by us.

          Minority interest in income of consolidated subsidiaries was $200,000 and $700,000 for the years ended December 31, 2002 and 2001, respectively.  During the first quarter of 2002, we acquired all of the outstanding minority interests, including stock options, of our majority-owned subsidiaries, except for PurePulse (see “—Discontinued Operations” above), in exchange for shares and options in Maxwell.

          Interest (income) expense, net was $1,000, ($42,000) and $600,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  We used proceeds from the sale of businesses to pay down debt and the excess was invested in high quality short-term marketable investments.

          Fixed asset impairments were $2.3 million for the year ended December 31, 2002.  Impairment charges recorded in 2002 were related to fixed assets associated with the I-Bus Computing Systems business that were abandoned, and computers and computer systems infrastructure directly related to supporting the I-Bus Computing Systems business.  The impairment also included fixed assets associated with transformer and harness production for the I-Bus/Phoenix power systems group.  Production of transformers and harnesses subsequently was outsourced.

Liquidity and Capital Resources

          Changes in Cash Flow

          For the year ended December 31, 2003, cash used by operating activities was $5.0 million compared to $9.0 million for the year ended December 31, 2002 and $17.3 million in for the year ended December 31, 2001.  The use of cash for the year ended December 31, 2003 was primarily attributed to operating losses.

          For the year ended December 31, 2002, the use of cash primarily was attributable to operating losses, including restructuring-related cash expenses for our continuing operations, which for most of 2002 included the I-Bus Computing Systems business.  Cash used in discontinued operations, which included PurePulse and residual leases and other obligations of divested businesses, in the year ended December 31, 2002 was $4.1 million, as compared to $9.7 million in the year ended December 31, 2001.  Capital expenditures for the years ended December 31, 2003, 2002 and 2001 were $2.4 million,  $1.8 million and $6.2 million, respectively.  We spent over $10 million in capital investments to build and outfit state-of-the-art production facilities, which include both mechanization and full-scale automation.  In 2002, cash of $3.0 million was used in the Company’s third quarter as part of the purchase price for Montena.  Capital expenditures for 2004 are not expected to exceed $3.6 million, which is approximately equal to our annual depreciation and amortization charges.

          Our restructuring plan which started in early 2000 was completed in 2003, and we started realizing the benefit of our restructuring effort in the fourth quarter of 2003.  All indicators such as productivity, lower product cost and new product introduction have increased.  The reduction of overhead and increased productivity should improve our gross margin and reduce our operating expenses in 2004.  Based on our current plan, we believe we will generate positive cash flow from operations for the year ending December 31, 2004.  In January 2004, we secured a $3.0 million line of credit from a U.S. bank that is available for working capital needs; the line has not been used to date.  We also have a line of credit for $1.6 million from a Swiss bank for working capital in Switzerland. The line has been fully used as of December 31, 2003.  We had $9.8 million in cash and $2.5 million in short-term investments at the end of December 2003.   We also have a $925,000 term loan available from a Swiss bank for capital equipment purchases.  We have a loan from the employee pension fund in the amount of approximately $250,000.  We believe the liquidity provided by the existing cash and cash equivalents, as well as the cash generated from operations and available under our lines of credit, will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months.  Failure to achieve expected cash flows or to obtain additional debt or equity investments, if necessary, would have a material adverse effect on us.

          Net accounts receivable decreased to $5.9 million as of December 31, 2003 from $8.5 million at December 31, 2002. The primary reasons for the decrease was due to lower revenues and improvement in the collection cycle.

          Net inventory balance decreased to $7.3 million as of December 31, 2003 from $11.8 million as of December 2002. This reduction is due to improved inventory management and the increase in inventory reserves due to the phase-out of our tester and magnetic based power products.  Inventory reserves as of December 31, 2003, were $3.1 million compared to $2.0 million as of December 31, 2002.

          Accounts payable and accrued liabilities as of December 31, 2003 were $7.7 million compared to $10.4 million as of December 31, 2002.  The primary reason for the reduction was lower inventory purchases and a decrease in operating expenses.  Short-term borrowing increased to $1.9 million as of December 31, 2003 from $570,000 as of December 31, 2002. Net liability of discontinued operations as of December 31, 2003 and 2002 was $1.5 million and $2.3 million, respectively.

          During 2002 and 2001, we financed operating losses with term debt, as described under the heading “Short-term and Long-term Borrowings,” and the sale of non-strategic businesses. In the year ended December 31, 2001, we received $46.9 million and $20.7 million of cash in connection with the sale of  Sierra-KD EMI, our filter and ceramic capacitor business, and Government Systems , our defense contracting business, respectively.  These funds were used to pay down debt of $22.8 million and to fund continuing and discontinued operations. On the first day of our fourth fiscal quarter of 2002, we sold TeknaSeal, our glass-to-metal seals business, and received approximately $5.1 million net cash, of which $1.0 million was held in an escrow account and was later paid upon TeknaSeal achieving certain revenue benchmarks in 2003. We used a portion of these proceeds to prepay $2.8 million of our bank term loan, which reduced the outstanding term loan to $3.0 million.  The term loan was paid off in full in December 2003.

          Maxwell Technologies SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right to receive back the advance if the product is not delivered by a specific date. As of the end of December 2003, we had issued guarantees of $400,000 related to these product arrangements, most of which we expect to ship to customers in the first quarter of 2004.

          During the quarter ended September 2002, we suspended the operations of PurePulse, sold the I-Bus Computing Systems business and started consolidating our power systems business and corporate headquarters into our leased facility in San Diego, which also contains, in part, our ultracapacitor and microelectronics businesses. We also decided to offer for sale our 85,000 square foot owned facility that housed I-Bus/Phoenix’s computing systems North American operations and administration. These actions, combined with the acquisition of Montena, are consistent with our strategy to focus on high value, high reliability power and microelectronic products and to structure the Company’s operations to be self-supporting on product revenues in the near future.  The former I-Bus/Phoenix facility was sold in December 2003.

          Short-term and Long-term Borrowings

          Short-term Borrowings

          Maxwell’s European subsidiary, Maxwell Technologies SA, has a $1.6 million bank credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 5.5% plus .25% for every quarter borrowings are outstanding. Under the credit agreement, we are eligible to borrow fixed term loans at LIBOR plus 1.75% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are secured by the assets of Maxwell Technologies SA.  As of December 31, 2003, the full amount of the credit line was drawn.  In addition, $400,000 of letters of guarantee were outstanding as of December 31, 2003 related to customer deposits.

          In February 2004, we secured a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime plus 1.75%, but subject to a minimum interest rate of 5.75%.  The agreement requires us to maintain a minimum tangible net worth of $15 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement.

          Long-term Borrowings

          At the beginning of 2004, Maxwell Technologies SA obtained a $925,000 term loan for financing the acquisition of specific capital equipment. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the $925,000 limit and repaid over one to five years. If funds were borrowed at the beginning of 2004 and repaid over a 5-year period, the interest rate would be 4.3%.

          Maxwell SA had a loan from the Montena SA pension plan for 300,000 Swiss Francs or $250,000 at December 31, 2003 and December 31, 2002.  The loan from the pension plan bears interest at the variable mortgage rate of the Banque Cantonale de Fribourg plus 1%, which resulted in a 5% interest rate for 2003.

          In February 2001, we entered into a Loan and Security Agreement with Comerica Bank-California. The Loan and Security Agreement, as amended, consisted of a $5.0 million credit line secured by a deed on the I-Bus/Phoenix facility in San Diego, as well as certain other collateral. The term loan bore interest, at our option, at the bank’s reference rate plus .5%, or cost of funds plus 2.25%. The interest rate was 4.75% at December 31, 2002. The principal was amortized monthly over 20 years with the balance due December 31, 2004. The amount of the loan was paid in full in December 2003 with a portion of the proceeds from the sale of the I-Bus/Phoenix facility.

Minority Equity Interests in Subsidiaries and Subsidiary Option Programs

          In January 2002, we adopted a plan to complete merger transactions between Maxwell, our Electronic Components Group and our I-Bus/Phoenix subsidiary whereby all of the minority shareholdings and options in such subsidiaries would be converted to shares and options of Maxwell. On April 15, 2002, these merger transactions resulted in the issuance of 565,000 common shares of Maxwell and options to purchase 520,000 common shares of Maxwell. In February 2002, PacifiCorp Energy Ventures, Inc., the largest minority shareholder in the Electronic Components Group, exchanged its preferred shares of the Electronic Components Group for 518,000 common shares of Maxwell pursuant to its right under the original investment agreement.

          PurePulse, which is classified as discontinued operations, has minority equity investors. These investors are former strategic partners, former employees who were issued shares when PurePulse originally was incorporated and former employees who have exercised stock options in that entity. As of December 31, 2003, minority investors owned approximately 18% of the outstanding stock of PurePulse.

Loss on the Sale of the I-Bus Computing Systems Business

          We fully reserved for the $7.0 million note received in exchange for the I-Bus Computing Systems business in September 2002 due to the uncertainty as to its collectability.  The note was discounted and cancelled in exchange for $475,000 in the fourth quarter of 2003.

Contractual Obligations

	Payment due by period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Lease Obligations (1)	$7,318	$1,612	$4,523	$1,183	—
Debt Obligations (2)	1,851	1,851	—	—	—

Total	$9,169	$3,463	$4,523	$1,183	—

(1)	Operating lease obligations represent building leases and vehicle leases for management personnel at our Rossens, Switzerland, facility.
(2)	Debt obligations represent short-term borrowings and current portion of long-term debt.

Critical Accounting Policies

          This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP.  We have used certain assumptions and judgments in the preparation of these financial statements, which assumptions and estimates may potentially affect the reported amounts of assets and liabilities and the disclosure of contingencies as well as reported amounts of revenues and expenses.  The following may involve a higher degree of judgment and complexity and, as such, management assumptions and conclusions in these areas may significantly impact the results of operations of the Company.

          Revenue Recognition

          For the fiscal year ended December 31, 2003, substantially all of our revenue was derived from the sale of manufactured products directly to customers and licensing fees received for the right to manufacture our proprietary BOOSTCAP®  ultracapacitors.  Product revenue is recognized at the time the product is shipped and title passes to the customer unless specific terms require otherwise. In general no discounts are offered and there is no right of return.  License fee revenues are recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable.  In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor.  Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses.  These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions.  In turn, this could increase losses for the periods in which any such reduction occurs.

          Accounts Receivable

          We establish and maintain customer credit limits based on references, financial information, credit-worthiness and payment history.  Accounts receivable consist primarily of amounts due to us from our normal business activities.  We maintain an allowance for doubtful accounts to reflect anticipated bad debts based on past collection history and any specific risks identified in the portfolio.  We determine our bad debt reserve based on an analysis we make to measure our reserve requirements and we establish specific reserves when we recognize the inability of our customer to pay its obligation.  If we become aware of increasing negative changes in the financial condition of our customers, or if economic conditions change adversely, we may have to increase the allowance.  An increase in such allowances would adversely impact our financial condition and results of operations.

          Assets Held for Sale and Remaining Lease Obligation

          In December 2003, we sold the building formerly occupied by I-Bus/Phoenix, Inc., which was classified as assets held for sale in 2002.  Proceeds from the sale of the facility were approximately $9.0 million and closing expenses were $387,000, resulting in a gain from the sale of the facility of $1.2 million.

          We have provided an estimate of the remaining liability of discontinued operations of PurePulse associated with a remaining lease obligation, which has been recorded in discontinued operations.  In making this estimate, we considered factors such as the commercial real estate market, including our estimate as to how and when we will be able to sub-lease, terminate or buy out the remaining lease obligation.  Given the currently depressed commercial real estate markets and the continued spending reductions by businesses and government agencies, there can be no guarantee that we will be able to conclude this lease obligation for the amount that we have accrued, which could require additional charges.

          Excess and Obsolete Inventory

          We value inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with current and committed inventory levels. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards.  In addition, price competition is intense and significant price erosion generally occurs over the life of a product. We have recorded significant charges for reserves in recent periods to reflect changes in market conditions. We believe that future events are subject to change and errors in estimates may have significant adverse impact on the balance sheet.

          Long-Lived Assets and Other Intangible Assets

          Long-lived assets such as property, plant and equipment and other intangible assets are reviewed for impairment whenever events and changes in business circumstances indicate that the carrying value of the long-lived asset may not be recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  The most significant assumptions in the analysis of impairment involve estimates of future discounted cash flows.  We use cash flow assumptions that are consistent with our business plans and consider other relevant information.  If we determine that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair market value.  If there are changes in business circumstances or in the key assumptions used in estimating undiscounted cash flows, the carrying value of our long-lived assets may be overstated or understated, as well as the related impairment charge.

          Goodwill

          We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  This standard requires that goodwill no longer be amortized but is subject to an annual impairment test and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.  The first step consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values of the reporting unit, which includes the allocated goodwill.  If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill.  The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one.  The impairment charge represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill.

          In assessing the implied fair value of goodwill, we have made assumptions regarding estimates of future cash flows and other operating factors.  The most significant assumptions in the analysis of impairment involve estimates of revenue and expense forecasts of the reporting unit.  If there are changes in business circumstances of in the key assumptions used in estimating the fair value of the reporting unit, the carrying value of our goodwill may be overstated or understated, as well as the related impairment charge.  We cannot say with certainty that we may not incur charges for impairment of goodwill in the future if the fair value of Maxwell Technologies and Maxwell SA decrease due to market conditions or other unanticipated circumstances.  We may have to revise our assumptions and incur additional charges.  Any additional impairment charges will adversely affect our results of operations.

          Valuation Allowance for Deferred Tax Assets

          A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof as to their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets.  We determined that it was appropriate to record a valuation allowance as of December 31, 2003 against our deferred tax assets based on the recent history of losses to amounts that are expected to be more likely than not realizable. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to the Company’s effective tax rate.

Impact of Inflation

          We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2003. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

New Accounting Pronouncements

          Effective January 1, 2003, we adopted SFAS No. 87, “Employers’ Accounting for Pensions,” as amended, in accordance with Emerging Issues Task Force 03-4, “Determining the Classification and Benefit Attribution Method for a “Cash Balance” Pension Plan” related to its Swiss pension plan.  This statement requires a standardized method for measuring net periodic pension cost and recognizing the compensation cost of an employee’s pension over the employee’s approximate service period by relating the cost more directly to the terms of the plan.  This statement requires immediate recognition of a liability (the minimum liability) when the accumulated benefit obligation exceeds the fair value of plan assets.  This statement also requires expanded disclosures about pension plan assets, obligations, benefit payments, contributions and net benefit cost.

          The adoption of SFAS No. 87 on January 1, 2003, resulted in a cumulative effect of an accounting change, net of tax, of $878,000 (Note 11).

          In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 46, “Consolidation of Variable Interest Entities.”  This interpretation provided guidance on the identification of, and financial reporting for, variable interest entities.  Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or is entitled to receive the majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to the first interim or annual period ending after December 15, 2003.  The application of this interpretation is not expected to have a material effect on our Consolidated Financial Statements.

          In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123” (SFAS No. 148).  This statement amends SFAS No. 123 “Accounting for Stock Based Compensation”  (SFAS No. 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effects of the method on reported results in both annual and interim financial statements.  The disclosure provisions were effective for our fiscal year ended December 31, 2002.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and the disclosure provisions were effective for the year ended December 31, 2003. The adoption of FIN 45 did not have a material impact on our consolidated financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).  This statement supercedes Emerging Issues Task Force (EITF) issue No. 94-3 “Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for cost associated with an exit or disposal activity be recognized at the date an entity commits to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS No. 146 were effective for any exit and disposal activities initiated after December 31, 2002.  Adoption of SFAS No. 146 as of January 1, 2003 did not have a material impact on the Company’s financial position and results of operations.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 but retains SFAS No. 121’s fundamental provisions for recognition and measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30 for segments of a business to be disposed of but retains APB Opinion No. 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 became effective for the Company beginning January 1, 2002. Adoption of SFAS No. 144 as of January 1, 2002 did not have a material impact on the Company’s financial position or results of operations.

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

Foreign Currency Risk

          Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell Technologies SA has Euro and local currency (Swiss Franc) revenue and local currency operating expenses. Changes in these currency exchange rates impact the U.S. dollar amount of revenue and expenses. We do not hedge our currency exposures.

Interest Rate Risk

          At December 31, 2003, we had $1.6 million or 2 million Swiss Franc denominated-term debt. The carrying value of these short-term borrowings approximates fair value due to the short maturity dates of this instrument.  We do not anticipate significant interest rate swings in the near future; however, the exchange loss or gain may significantly affect the balance sheet or the statement of operations.

          We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2003, a third party manages approximately $2.5 million of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks.

Item 8.	Financial Statements and Supplementary Data

          See pages F-1 through F-36.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Effective March 27, 2003, the Company engaged Deloitte & Touche LLP to serve as the Company’s principal accountant to audit the Company’s financial statements for the fiscal year ending December 31, 2003.  Ernst & Young LLP continued to serve as the Company’s principal accountant to audit the Company’s financial statements for the fiscal year ended December 31, 2002, through the completion of that audit and the date of the Company’s Annual Report on Form 10-K for that period.  The change in the Company’s principal accountant was approved by the Audit Committee.

          The reports of Ernst & Young LLP with respect to the Company’s financial statements for the fiscal years ended December 31, 2002 and December 31, 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  During the fiscal years ended December 31, 2002 and December 31, 2001 and the period from December 31, 2002 through the end of Ernst & Young LLP’s engagement by the Company, there were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreements in its report on the Company’s financial statements for such years.

          During the fiscal years ended December 31, 2002 and December 31, 2001 and the period from December 31, 2002 to the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company did not consult with Deloitte & Touche LLP regarding either the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K under the Securities Exchange Act of 1934, as amended, or reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

          Pursuant to Item 304(a)(3) of Regulation S-K, the Company requested that Ernst & Young LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.  A copy of that letter was included as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2003.

          On March 29, 2004, the Audit Committee received a letter from Deloitte & Touche LLP identifying a reportable condition under the standards established by the American Institute of Certified Public Accountants and advising us that, in their judgment, the reportable condition constitutes a material weakness under such standards. In planning and performing the audit of our consolidated financial statements for the year ended December 31, 2003, Deloitte & Touche LLP observed that the Company has experienced significant turnover during 2003 in our financial accounting and reporting function, which has resulted in the loss of in-house expertise in the areas of generally accepted accounting principals (GAAP) and the financial statements reporting requirements of the SEC. In their March 29, 2004 letter to us, Deloitte & Touche LLP recommended that we reassess our current accounting and reporting organization/positions and hire additional personnel with GAAP and SEC reporting expertise as soon as possible to augment current resources. Our Audit Committee has discussed with Deloitte & Touche LLP the matters raised in its March 29, 2004 letter to the Audit Committee. We have authorized Deloitte & Touche LLP to respond fully to the inquiries of our successor accountant concerning the subject matter of such letter.

          We have been informed that Deloitte & Touche LLP is resigning as our independent auditors and we are filing a Current Report on Form 8-K regarding this matter concurrently with this Annual Report.

          The report of Deloitte & Touche LLP with respect to the Company’s financial statements for the fiscal year ended December 31, 2003 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2003 and the period from December 31, 2003 through the end of Deloitte & Touche LLP’s engagement with the Company, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreements in its report on the Company’s financial statements for such year.

          Pursuant to Item 304(a)(3) of Regulation S-K, the Company requested that Deloitte & Touche LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of that letter will be filed with the SEC promptly upon receipt.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

          Richard D. Balanson, our Chief Executive Officer, and Tesfaye Hailemichael, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on the evaluation, they believe that:

•

our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•

our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

          There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10.	Directors and Executive Officers of the Registrant

          The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 6, 2004, under the captions “Election of Directors,” “Board of Directors Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation” and “Code of Business Ethics and Conduct” and is incorporated by reference herein.

Item 11.	Executive Compensation

          The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 6, 2004, under the caption “Executive Compensation,” is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

          The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 6, 2004, under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions

          The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 6, 2004, under the caption “Certain Transactions” and is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

          The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 6, 2004, under the caption “Ratification of Independent Auditor” and is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)     Documents filed as part of this report.

          1.     Financial Statements. The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

          2.     Financial Statement Schedules.  The financial statement schedule entitled “Valuation and Qualifying Accounts” required by this item is submitted in a separate section beginning on page F-36 of this Annual Report on Form 10-K.  All other schedules are omitted because they are not applicable.

          3.     Exhibits.

Exhibit Number	Description of Document

2.1	Asset Purchase Agreement dated December 10, 2003 between the Registrant and Metar SA en constitution. (1)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions dated August 15, 2003 by and between the Registrant and Horizon Christian Fellowship. (1)

2.3	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between the Registrant and Horizon Christian Fellowship, dated September 26, 2003 (1)

2.4	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between the Registrant and Horizon Christian Fellowship, dated October 13, 2003. (1)

2.5	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between the Registrant and Horizon Christian Fellowship, dated December 23, 2003. (1)

3.1	Restated Certificate of Incorporation of the Registrant. (19)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated November 22, 1996. (13)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated February 9, 1998. (2)

3.4	Amended and Restated Bylaws of the Registrant. (3)

4.1	Rights Agreement dated November 5, 1999 between the Registrant and Chase Mellon Shareholders Services, LLC, as Rights Agent. (18)

4.2	Amendment of Rights Agreement dated as of July 5, 2002 *

10.1	Amended and Restated 1995 Stock Option Plan of the Registrant. (3)

10.2	Stock Option Agreement under 1995 Stock Option Plan by and between Registrant and Kenneth Potashner, dated as of May 19, 2003. *

10.3	Maxwell Laboratories, Inc. 1989 Director Stock Option Plan. (20)

10.4	Amendment Number One to Maxwell Laboratories, Inc. Director Stock Option Plan, dated February 7, 1997. (13)

10.5	Amendment Number Two to Maxwell Laboratories, Inc. Director Stock Option Plan, dated January 28, 1999. (2)

10.6	1999 Director Stock Option Plan of the Registrant. (5)

10.7	Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan. (14)

10.8	Amendment Number One to the Maxwell Laboratories, Inc. 1994 Employee Stock Purchase Plan, effective as of April 30, 1997. (13)

10.9	Maxwell Laboratories, Inc. 1994 Director Stock Purchase Plan. (14)

10.10	PurePulse Technologies, Inc. 1994 Stock Option Plan. (15)

10.11	Employment Agreement dated November 9, 1999 between the Registrant and Carlton J. Eibl. (5)

10.12	Restricted Stock Agreement dated July 25, 1996, between the Registrant and Kenneth F. Potashner. (15)

10.13	Amendment Number One to Restricted Stock Agreement, dated June 24, 1997, between the Registrant and Kenneth F. Potashner. (13)

10.14	Secured Promissory Note dated February 2, 1999 and Stock Pledge Agreement dated February 2, 1999 between Registrant and Kenneth F. Potashner. (2)

10.15	Stock Pledge Agreement dated February 2, 1999 between Registrant and Kenneth F. Potashner. (2)

10.16	Shareholder Agreement among the Registrant, PurePulse Technologies, Inc., Sanyo E&E Corporation and Three Oceans Inc., dated January 28, 1999. (2)

10.17

Loan and Security Agreement dated February 26, 2001, between the Registrant, Maxwell Electronic Components Group, Inc., I-Bus/Phoenix, Inc., PurePulse Technologies, Inc., Maxwell Technologies Systems Division, Inc., MML Acquisition Corporation and Comerica Bank – California.  (6)

10.18

Third Amendment to Loan and Security Agreement dated December 21, 2001, among the Registrant, Maxwell Electronic Components Group, Inc., I-Bus/Phoenix, Inc., PurePulse Technologies, Inc., MML Acquisition Corp. and Comerica Bank – California. (12)

10.19

Fourth Amendment to Loan and Security Agreement dated July 2, 2002, among the Registrant, Maxwell Electronic Components Group, Inc., I-Bus/Phoenix, Inc., PurePulse Technologies, Inc., MML Acquisition Corp. and Comerica Bank-California. *

10.20

Fifth Amendment to Loan and Security Agreement dated August 13, 2002, among the Registrant, Maxwell Electronic Components Group, Inc., I-Bus/Phoenix, Inc., PurePulse Technologies, Inc., MML Acquisition Corp. and Comerica Bank-California. *

10.21

Sixth Amendment to Loan and Security Agreement dated October 31, 2002, among the Registrant, Maxwell Electronic Components Group, Inc., I-Bus/Phoenix, Inc., PurePulse Technologies, Inc., MML Acquisition Corp. and Comerica Bank-California. *

10.22

Seventh Amendment to Loan and Security Agreement dated June 30, 2003, among the Registrant, Maxwell Electronic Components Group, Inc., I-Bus/Phoenix, Inc., PurePulse Technologies, Inc., MML Acquisition Corp. and Comerica Bank-California. *

10.23	Term Loan Agreement dated December 21, 2001 between the Registrant and Comerica Bank-California. (12)

10.24	Lease dated March 28, 2000 by and between Balboa Boulevard Building, G.P., as Lessor, and the Registrant, as Lessee. (6)

10.25	Lease dated November 1, 1996, by and between Ponderosa Pines Partnership, as Lessor, and PurePulse Technologies, Inc., as Lessee. (13)

10.26	Stock Purchase and Barter Agreement by and between the Registrant and Montena SA dated May 30, 2002 (8)

10.27	Amendment Number One to Stock Purchase and Barter Agreement by and between the Registrant and Montena SA dated June 28, 2002 (8)

10.28	Amendment Number Two to the Stock Purchase and Barter Agreement by and between the Registrant and Montena SA dated August 12, 2002. (9)

10.29	Asset Purchase Agreement dated as of September 30, 2002 between Maxwell Electronic Components Group, Inc. and TeknaSeal L.L.C. (10)

10.30	Purchase and Sale Agreement dated as of September 29, 2002 between I-Bus/Phoenix, Inc. and I-Bus Corporation. (10)

10.31	8% Senior Subordinated Promissory Note dated September 29, 2002 in the principal amount of $7,000,000. (10)

10.32	Warrant for Common Stock of I-Bus Corporation dated September 29, 2002 issued to I-Bus/Phoenix, Inc. (10)

10.33	Term Loan Agreement Amendments dated August 13, 2002 and October 31, 2002 between the Registrant and Comerica Bank California. (11)

10.34	Services Agreement dated April 4, 2003 between the Registrant and Carlton Eibl. (16)

10.35	Separation Agreement and General Release of Claims effective as of May 8, 2003 between the Registrant and Kenneth Potashner. (17)

10.36	Employment Agreement dated August 1, 2003 between the Registrant and Richard D. Balanson. (17)

10.37	Employment Agreement dated December 22, 2003 between the Registrant and Tesfaye Hailemichael. *

10.38	Employment Agreement dated December 22, 2003 between the Registrant and Richard Smith. *

10.39	Separation Agreement and General Release of All Claims effective as of October 31, 2003 between the Registrant and James Baumker. *

10.40	Indemnity Agreement for Directors of the Registrant. *

10.41	Loan and Security Agreement dated February 4, 2004 between the Registrant and Silicon Valley Bank. *

10.42	Schedule to Loan and Security Agreement dated February 4, 2004 between the Registrant and Silicon Valley Bank. *

10.43	Loan and Security Agreement (Exim Program) dated February 4, 2004 between the Registrant and Silicon Valley Bank. *

10.44	Schedule to Loan and Security Agreement (Exim Program) dated February 4, 2004 between the Registrant and Silicon Valley Bank. *

10.45	Export-Import Bank of the United States Agreement Executed by Borrower dated February 4, 2004 between Registrant, Export-Import Bank of the United States and Silicon Valley Bank. *

10.46	Intellectual Property Security Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. *

10.47	Securities Account Control Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. *

21.1	List of subsidiaries of the Registrant. *

23.1	Consent of Deloitte & Touche LLP, Independent Auditors. *

23.2	Consent of Ernst & Young LLP, Independent Auditors. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2004.

(2)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

(3)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 1999.

(5)	Incorporated herein by reference to the Registrant’s Transition Report on Form 10-K for the transition period from August 1, 1999 to December 31, 1999.

(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(7)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(8)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2002.

(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2002.

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2002.

(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

(14)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

(15)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

(16)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(17)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(18)	Incorporated herein by reference to Form 8-A filed November 18, 1999.

(19)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).

(20)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1989 (SEC file no. 000-10964).

(b)	Reports On Form 8-K.

         On October 29, 2003 we filed a report on Form 8-K with the SEC relating to the announcement of our results of operations and financial condition for the third quarter and the nine-month period ended on September 30, 2003.

(c)	See Exhibits required by this item under Item 15(a)(3).

(d)	See the financial statement schedule required by this item under Item 15(a)(2).

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2004.

MAXWELL TECHNOLOGIES, INC.

By:	/s/ Richard D. Balanson

Richard D. Balanson
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Balanson	President, Chief Executive Officer and	March 30, 2004
Director
Richard D. Balanson

/s/ Tesfaye Hailemichael	Vice President, Finance,	March 30, 2004
Treasurer and Chief Financial Officer
Tesfaye Hailemichael	(Principal Financial and Accounting Officer)

/s/ Carlton J. Eibl	Director	March 30, 2004

Carlton J. Eibl

/s/ Mark Rossi	Director	March 30, 2004

Mark Rossi

/s/ Jean Lavigne	Director	March 30, 2004

Jean Lavigne

/s/ Robert Guyett	Director	March 30, 2004

Robert Guyett

/s/ José Cortes	Director	March 30, 2004

José Cortes

Item 8.   Financial Statements and Supplementary Data

          Our consolidated financial statements and notes thereto appear on pages F-1 to F-36 of this Annual Report on
Form 10-K.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Maxwell Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Maxwell Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year then ended. Our audit also included the 2003 financial statement schedule listed at Item 15.   These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for its Swiss pension plan to conform with Statement of Financial Accounting Standards No. 87, as amended.

Deloitte & Touche LLP
San Diego, California
March 29, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Maxwell Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002.  Our audits also included the financial statement schedule II, Valuation and Qualifying Accounts.  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maxwell Technologies, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets.”

San Diego, California
February 7, 2003

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$9,784	$3,545
Short-term investments	2,455	7,546
Trade and other accounts receivable, net	5,936	8,530
Inventories	7,309	11,833
Assets held-for-sale	—	7,356
Prepaid expenses and other current assets	1,143	1,037

Total current assets	26,627	39,847

Property, plant and equipment, net	10,769	11,653
Other intangible assets, net	2,002	2,009
Goodwill	19,478	17,577
Prepaid pension asset	3,962	—
Other non-current assets	175	294

	$63,013	$71,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,650	$10,354
Accrued warranty	1,262	1,154
Customer deposits	599	2,305
Accrued employee compensation	1,653	1,590
Short-term borrowings and current portion of long-term debt	1,851	570
Deferred tax liability	339	272
Net liabilities of discontinued operations	1,494	2,326

Total current liabilities	14,848	18,571

Deferred tax liability	473	183
Long-term debt, excluding current portion	—	2,675
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 14,339 and 13,726 shares issued and outstanding at December 31, 2003 and 2002, respectively	1,434	1,373
Additional paid-in capital	113,221	112,255
Accumulated deficit	(70,310)	(64,015)
Accumulated other comprehensive income	3,347	338

Total stockholders’ equity	47,692	49,951

	$63,013	$71,380

See accompanying notes to consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001

Sales	$41,024	$57,965	$77,856
License Fees	4,000	—	—

Total Revenue	45,024	57,965	77,856
Cost of sales	36,740	51,133	66,616

Gross profit	8,284	6,832	11,240
Operating expenses (income):
Selling, general and administrative	13,866	18,092	22,465
Pension curtailment and settlement gain	(2,177)	—	—
Research and development	5,917	8,417	11,519
Property, plant and equipment impairment	—	2,308	—
Goodwill impairment	—	5,320	—
Restructuring charge	—	1,629	—
Investment impairment	—	—	500
Amortization of goodwill	—	—	1,196
Amortization of other intangibles	76	483	—
Gain on sale of property and equipment	(1,417)	—	—
(Gain) loss on sale of businesses	(632)	6,542	(39,142)

Total operating expenses (income)	15,633	42,791	(3,462)

(Loss) income from operations	(7,349)	(35,959)	14,702
Interest (expense) income, net	(1)	42	(615)
Other (expense) income, net	(37)	220	17
Minority interest in income of consolidated subsidiaries	—	241	710

(Loss) income from continuing operations before income taxes	(7,387)	(35,456)	14,814
Income tax (benefit) provision	(220)	(132)	23,035
Loss from continuing operations	(7,167)	(35,324)	(8,221)
Discontinued operations (Note 14):
Loss from operations, net of tax	(6)	(4,832)	(5,777)
Gain on disposal, net of tax	—	—	1,081

Net loss from discontinued operations	(6)	(4,832)	(4,696)
Net loss before cumulative effect of accounting change	(7,173)	(40,156)	(12,917)
Cumulative effect of accounting change, net of tax (Note 11)	878	—	—

Net loss	$(6,295)	$(40,156)	$(12,917)

Basic net loss per share:
Loss from continuing operations	$(0.51)	$(2.88)	$(0.82)
Loss from discontinued operations, net of tax	—	(0.39)	(0.47)
Cumulative effect of accounting change, net of tax	0.06	—	—

Net loss per share	$(0.45)	$(3.27)	$(1.29)

Diluted net loss per share:
Loss from continuing operations	$(0.51)	$(2.88)	$(0.82
Loss from discontinued operations, net of tax	—	(0.39)	(0.47)
Cumulative effect of accounting change, net of tax	0.06	—	—

Net loss per share	$(0.45)	$(3.27)	$(1.29)

Shares used in computing:
Basic net loss per share	13,939	12,264	10,040

Diluted net loss per share	13,939	12,264	10,040

See accompanying notes to consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)

	Shares	Amount	Additional Paid—in Capital	Deferred Compensation and Notes Receivable from Executives for Stock Purchases	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Loss

Balance at January 1, 2001	9,877	$988	$81,204	$(915)	$(10,942)	$(581)	$69,754	—
Stock purchase and option plans	291	29	3,079	—	—	—	3,108	—
Interest on notes issued for stock	—	—	—	(97)	—	—	(97)	—
Payment on notes issued for purchase of stock	—	—	—	100	—	—	100	—
Amortization of deferred compensation	—	—	—	15	—	—	15	—
Net loss	—	—	—	—	(12,917)	—	(12,917)	$(12,917)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	(311)	(311)	(311)
Unrealized gain on securities	—	—	—	—	—	79	79	79

Balance at December 31, 2001	10,168	1,017	84,283	(897)	(23,859)	(813)	59,731	$(13,149)

Stock purchase and option plans	225	23	560	868	—	—	1,451	—
Shares issued for business acquisition	2,250	225	17,724	—	—	—	17,949	—
Shares issued in exchange for subsidiaries’ minority interest	1,083	108	9,688	—	—	—	9,796	—
Payment on notes issued for purchase of stock	—	—	—	29	—	—	29	—
Deferred compensation	—	—	—	(154)	—	—	(154)	—
Amortization of deferred compensation	—	—	—	154	—	—	154	—
Net loss	—	—	—	—	(40,156)	—	(40,156)	$(40,156)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	1,121	1,121	1,121
Unrealized gain on securities	—	—	—	—	—	30	30	30

Balance at December 31, 2002	13,726	1,373	112,255	—	(64,015)	338	49,951	$(39,005)

Stock purchase and option plans	148	15	1,012	—	—	—	1,027	—
Shares issued for business acquisition	465	46	(46)	—	—	—	—	—
Net loss	—	—	—	—	(6,295)	—	(6,295)	$(6,295)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	3,112	3,112	3,112
Unrealized (loss) on securities	—	—	—	—	—	(103)	(103)	(103)

Balance at December 31, 2003	14,339	$1,434	$113,221	$—	$(70,310)	$3,347	$47,692	$(3,286)

See accompanying notes to consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2003	2002	2001

Operating activities:
Loss from continuing operations	$(7,167)	$(35,324)	$(8,221)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,805	4,633	5,295
Pension curtailment and settlement gain	(2,265)	—	—
Non-cash restructuring and other charges	—	3,254	—
Impaired asset write-down	—	7,628	—
Gain on sales of property and equipment	(1,417)	—	—
Loss (gain) on sales of business	(632)	6,542	(39,119)
Cancellation of stock notes	—	116	—
Minority interest in net income (loss) of subsidiaries	—	(241)	(710)
Provision for losses on accounts receivable	241	576	534
Amortization of deferred compensation	—	182	15
Changes in operating assets and liabilities:
Trade and other accounts receivable	2,335	6,846	8,039
Inventories	4,449	2,184	2,441
Prepaid expenses and other current assets	13	1,861	(268)
Deferred income taxes	(116)	75	24,640
Accounts payable and accrued liabilities	(2,596)	(8,709)	(7,848)
Customer deposits	(1,706)	2,305	—
Accrued employee compensation	63	(920)	(2,118)

Net cash used in operating activities	(4,993)	(8,992)	(17,320)

Investing activities:
Proceeds from sale of businesses	632	4,927	67,731
Purchases of business, net of cash acquired	—	(2,692)	235
Purchases of property and equipment	(2,439)	(1,796)	(6,232)
Proceeds from sale of property and equipment	8,872	—	—
Proceeds from sale of short-term investments	7,746	14,247	14,114
Purchases of short-term investments	(2,758)	(9,877)	(25,921)
Proceeds from collection of notes receivable	—	—	2,100

Net cash provided by investing activities	12,053	4,809	52,027

Financing activities:
Principal payments on long-term debt and short-term borrowings	(4,520)	(3,385)	(59,857)
Proceeds from short-term borrowings	3,013	360	43,103
Proceeds from issuance of company and subsidiary stock	1,027	1,167	2,781

Net cash used in financing activities	(480)	(1,858)	(13,973)

Increase (decrease) in cash and cash equivalents from continuing operations	6,580	(6,041)	20,734

Net cash used in discontinued operations	(838)	(4,148)	(9,744)
Effect of exchange rate changes on cash and cash equivalents	497	61	(3)
Increase (decrease) in cash and cash equivalents	6,239	(10,128)	10,987
Cash and cash equivalents at beginning of year	3,545	13,673	2,686

Cash and cash equivalents at end of year	$9,784	$3,545	$13,673

Cash paid for:
Interest	$193	$124	$379
Income taxes	$164	$69	$(633)

See accompanying notes to consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies

Description of Business

          Maxwell Technologies, Inc. (the “Company” or “Maxwell”) is a Delaware corporation originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.”  In 1996, the Company changed its name to Maxwell Technologies, Inc.  Presently headquartered in San Diego, California, Maxwell is a developer and manufacturer of innovative, cost-effective energy storage and power delivery solutions.

          Maxwell’s High Reliability business segment is comprised of three product lines:

•

Ultracapacitors:  Maxwell’s primary product, ultracapacitors, includes its BOOSTCAP® ultracapacitor cells and multi-cell modules and POWERCACHE® backup power systems, which provide highly reliable power solutions for applications in consumer and industrial electronics, transportation and telecommunications.

•

High-Voltage Capacitors:  Maxwell’s CONDIS® high-voltage grading and coupling capacitors are used in electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•

Radiation-Mitigated Microelectronic Products:  Maxwell’s radiation-mitigated microelectronic products include power modules, memory modules and single-board computers for applications in the space and satellite industries.

          The Company’s products are designed and manufactured to perform reliably for the life of the products and systems into which they are integrated.  The Company achieves high reliability through the application of proprietary technologies and rigorously controlled design, development, manufacturing and test processes.  This high reliability strategy emphasizes development and marketing of products that enables Maxwell to achieve higher profit margins than commodity electronic components and systems.

Financial Statement Presentation

          The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation. The Company’s Government Systems business, which was sold in March 2001, and its PurePulse business, which was discontinued in September 2002, each of which was previously reported as a separate segment, have been classified as discontinued operations in the accompanying consolidated financial statements (Note 14).  The results of operations of other businesses that do not meet the criteria to be classified as a component of an entity and were sold or otherwise disposed of are included in continuing operations through the date of sale.  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.  These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets and the incurrence of losses on warranty costs, vacant leased facilities and other facilities offered for sale. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards.  In addition, price competition is intense and significant price erosion generally occurs over the life of a product.  With respect to vacant leased facilities, commercial real estate markets have been depressed due to continued poor economic conditions and spending reductions by businesses and government agencies.  As a result of such factors, actual results could differ from the estimates used by management. Certain prior year amounts have been reclassified to conform to the current year presentation.  The Company’s fiscal quarters end on the last day of the calendar month on March 31, June 30, September 30, and December 31.

Cash and Cash Equivalents, Short-Term Investments

          The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers.  All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered short-term investments.  The Company’s short-term investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

separate component of comprehensive income.  Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.  The Company recognized $49,000, $22,000 and $82,000 in net realized gains in the years ended December 31, 2003, 2002 and 2001, respectively.  The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains (losses) on short-term investments at December 31, 2003 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

As of December 31, 2003:
U.S. Government and Agencies:
Maturing within 1 year	$1,113	$4	$—	$1,117
Maturing between 1 and 5 years	903	2	—	905
Corporate Debt Securities:
Maturing within 1 year	204	—	—	204
Certificates of Deposit
Maturing within 1 year	100	—	—	100
Asset-Backed Securities
Maturing within 1 year	102	—	—	102
Maturing between 1 and 5 years	27	—	—	27

	$2,449	$6	$—	$2,455

As of December 31, 2002:
U.S. Government and Agencies:
Maturing within 1 year	$2,747	$31	$—	$2,778
Maturing between 1 and 5 years	2,815	57	—	2,872
Corporate Debt Securities:
Maturing within 1 year	761	16	—	777
Certificates of Deposit
Maturing within 1 year	452	—	—	452
Asset-Backed Securities
Maturing within 1 year	662	5	—	667

	$7,437	$109	$—	$7,546

Allowance for Doubtful Accounts

          The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Inventories

          Inventories are stated at the lower of cost or market.  Inventory values are based on standard costs, which approximate average costs (first-in first-out method).

Property, Plant and Equipment

          Property, plant and equipment are carried at cost and are depreciated using the straight-line method. Depreciation and amortization is provided over the estimated useful lives of the related assets (three to ten years).

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-Lived Assets

          Long-lived assets such as property, plant and equipment are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the long-lived asset may not be recoverable.  If the Company determines that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Goodwill and Intangible Assets

          Goodwill, which represents the excess of the cost of an acquired business over the net of the fair value assigned to its assets acquired and liabilities assumed, is not amortized.  Instead, goodwill is assessed for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets” (Note 8). Intangible assets with finite lives continue to be amortized on a straight-line basis over their useful lives of 10 to 12 years and are evaluated for impairment whenever events, or changes in circumstances, indicate that their carrying value may not be recoverable under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Warranty Obligation

          The Company provides a warranty to its customers for one year in the normal course of business.  The Company accrues for the estimated warranty at the time of sale based on historical warranty expenses.  The estimated warranty liability is calculated based on historical warranty expenses plus any known warranty exposure.

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

Concentration of Credit Risk

          Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s accounts receivable.  The Company’s accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs ongoing credit evaluations of its customers and generally requires no collateral.  One customer, ABB Ltd., provided 13% of revenue in 2003 and comprised 17% of accounts receivable balances at December 31, 2003.

Revenue Recognition

          The Company derives substantially all of its revenue from the sale of manufactured products.  Product revenue is recognized as products are shipped and title passes to the customer.  Revenues from licensing arrangements became significant during 2003 as a result of the Company’s strategic alliance with YEC, which paid it for the right to manufacture its proprietary BOOSTCAP® Ultracapacitors.  License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable and collection of fees is probable.  In general, the Company does not offer discounts and there is no right of return.  The Company does not provide installation services or incur post sale obligations other than product warranty, which is accrued for at the time of the sale.

          In prior years, certain continuing and discontinued segments recorded revenue from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor.  Those revenues, including estimated profits, were recognized as costs were incurred and included provisions for any anticipated losses.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Currencies

          The Company’s primary foreign currency exposure is related to its subsidiary in Switzerland. Maxwell Technologies SA has Euro and local currency (Swiss Franc) revenue and operating expenses.  Changes in these currency exchange rates impact the U.S. dollar amount of revenue and expenses.  Assets and liabilities of Maxwell’s Swiss subsidiary are translated at year-end exchange rates, and revenues, expenses, gains and losses are translated at rates of exchange that approximate the rate in effect at the time of the transaction.  The Company does not hedge its currency exposures.

Other Comprehensive Income (Loss)

          Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources.  Net loss and other comprehensive loss, including foreign currency translation adjustments, and unrealized gains and losses on short-term investments are reported, net of their related tax effect, to arrive at comprehensive loss.  As of December 31, 2003, accumulated other comprehensive income consisted of $3.3 million of unrealized gain on foreign currency translation and $6,000 in unrealized gain on short-term investments.

Income (Loss) Per Share

          Income (loss) per share is calculated using the weighted average number of common shares outstanding.  Diluted income loss per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options of the Company and certain of its subsidiaries, assuming their exercise using the “treasury stock” method.  The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Years Ended December 31,

	2003	2002	2001

Numerator
Basic:
Loss from continuing operations	$(7,167)	$(35,324)	$(8,221)
Loss from discontinued operations	(6)	(4,832)	(4,696)
Cumulative effect of accounting change, net of tax	878	—	—

Net loss	$(6,295)	$(40,156)	$(12,917)

Denominator
Basic:
Weighted average shares outstanding	13,939	12,264	10,040
Diluted:
Effect of dilutive securities:
Common stock options	—	—	—

Total weighted average common and potential common shares outstanding	13,939	12,264	10,040

Basic and diluted net loss per share:
Loss from continuing operations	$(0.51)	$(2.88)	$(0.82)
Loss from discontinued operations	—	(0.39)	(0.47)
Cumulative effect of accounting change, net of tax	0.06	—	—

Diluted net loss per share	$(0.45)	$(3.27)	$(1.29)

          For fiscal years 2003, 2002, and 2001, common stock options of 143,560, 87,955, and 410,514 respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Compensation

          The Company has adopted the disclosure only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”) as amended by SFAS No. 148 Accounting for Stock Based Compensation – Transitions and Disclosure.  In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted to employees in the years ended December 31, 2003, 2002 and 2001, as the stock options have been granted to employees with exercise prices equal to the fair value of the underlying common stock at the time of grant.  If the Company had elected to recognize compensation cost based on the fair value method prescribed by Statement No. 123, the Company’s net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net loss as reported	$(6,295)	$(40,156)	$(12,917)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,684)	(6,528)	(6,910)

Pro forma net loss	$(9,979)	$(46,684)	$(19,827)

Net loss per share:

Basic-as reported	$(0.45)	$(3.27)	$(1.29)

Basic-pro forma	$(0.72)	$(3.81)	$(1.97)

Diluted-as reported	$(0.45)	$(3.27)	$(1.29)

Diluted-pro forma	$(0.72)	$(3.81)	$(1.97)

          The pro forma adjustments shown above are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows:

Years Ended	Risk-Free Interest Rates	Dividend Yields	Volatility Factors	Weighted- Average Expected Terms

December 31, 2003	3.3%	–	59.5%	5 Years
December 31, 2002	3.3%	–	68.4%	5 Years
December 31, 2001	5.5%	–	80.3%	5 Years

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.  This interpretation applies immediately to VIEs created after January 31, 2003.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The application of this interpretation is not expected to have a material effect on its consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS No. 148).  This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (SFAS No. 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effects of the method on reported results in both annual and interim financial statements.  The disclosure provisions will be effective for the Company’s year ended December 31, 2002.  The application of this interpretation did not have a material effect on the Company’s consolidated financial statements.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  FIN 45 requires that a liability be recorded for the fair value of the obligation in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. The Company’s adoption of FIN 45 did not have a material impact on its operations.

          In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146).  This statement supercedes Emerging Issues Task Force (EITF) issue No. 94-3 “Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for cost associated with an exit or disposal activity be recognized at the date an entity commits to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The provisions of SFAS No. 146 were effective or any exit and disposal activities initiated after December 31, 2002.  Adoption of SFAS No. 146 as of January 1, 2003, did not have a material impact on the Company’s financial position and results of operations.

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

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounting Change

          Effective January 1, 2003, the Company adopted SFAS No. 87, “Employers’ Accounting for Pensions,” as amended, in accordance with Emerging Issues Task Force 03-4, “Determining the Classification and Benefit Attribution Method for a “Cash Balance” Pension Plan” related to its Swiss pension plan.  This statement required a standardization method for measuring net periodic pension cost and recognizing the compensation cost of an employee’s pension over the employee’s approximate service period by relating the cost more directly to the terms of the plan.  This statement requires immediate recognition of a liability (the minimum liability) when the accumulated benefit obligation exceeds the fair value of plan assets.  This statement also requires expanded disclosures about pension plan assets, obligations, benefits payments, contributions and net benefit cost.

          The adoption of SFAS No. 87 on January 1, 2003, resulted in a cumulative effect of an accounting change, net of tax, of $878,000 (Note 11).

Note 2 — Business Combinations

          On July 5, 2002, the Company acquired Montena Components Ltd., or Montena, a Swiss corporation, with its principal facility in Rossens, Switzerland.  In the transaction, the Company acquired all of the outstanding shares of capital stock of Montena from its parent company, Montena SA, a Swiss corporation, in exchange for (i) 2,250,000 shares of Maxwell common stock issued directly to Montena SA, (ii) an additional 300,000 shares of Maxwell common stock originally held by the Company as collateral for a $3 million loan to Montena SA and (iii) an additional 464,927 shares of Maxwell common stock issued based on Montena achieving revenues of at least $20 million for the four quarters ended June 30, 2003.

          The calculation of the third and final common stock issuance to Montena SA was calculated using the following formula:  To the extent that each share of Maxwell stock issued as part of the purchase price and held by Montena SA on September 1, 2003 has a market value based on the average 30-day trading closing price ending on September 1, 2003 (the “30 Day Measurement Price”) of less than $9 per share, then the Company will provide to Montena SA additional consideration equal, in total value, to (i) the difference between $9 and the 30-Day Measurement Price multiplied by (ii) such number of shares held by Montena SA on September 1, 2003; provided, however, that such additional consideration will in no event be greater than 500,000 shares of Maxwell common stock (based on the 30-Day Measurement Price) or cash equal in value to 500,000 shares of Maxwell common stock valued at the 30-Day Measurement Price according to that formula.  In September 2003, 464,927 shares of common stock were issued to Montena SA.  As a result of the purchase transaction, Montena SA held approximately 18% of Maxwell common stock as of December 31, 2003.

          The results of operations of Montena have been included in the consolidated statement of operations from July 5, 2002, the date of the acquisition.

The purchase price was allocated as follows (in thousands):

Total acquisition cost:
Cash and stock paid at acquisition	$20,949
Acquisition related expenses	340

$21,289

Allocation to assets and liabilities as follows:
Tangible assets	$14,936
Assumed liabilities	(10,153)
Acquired backlog	464
Developed core technology	1,100
Goodwill	14,942

$21,289

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro Forma Results:

          The following unaudited pro forma information assumes that the acquisition of Montena occurred on January 1, 2001.  These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combination been in effect on January 1, 2001 or of future results of operations.  The unaudited pro forma results for the years ended December 31, 2002 and 2001 are as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001

Pro Forma Results:
Revenue	$67,974	99,986
Loss from continuing operations	$(34,045)	(8,669)
Loss from continuing operations per share	$(2.78)	(0.71)

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

Note 3 — Divestitures and Assets Held-for-Sale

          In June 2003, the Company decided to discontinue marketing and supporting a product line of electronic components testers and recorded charges in cost of sales of $444,000 primarily related to excess inventory and equipment, $393,000 primarily related to warranty buy-outs, and $259,000 related to expected future warranty returns in the quarters ended June 30, 2003 and September 30, 2003 and December 31, 2003, respectively.  Sales for accelerated life testers product line were immaterial in all periods presented.

          In December 2003, the Company’s Maxwell Technologies, SA subsidiary sold all fixed assets, substantially all inventory except work in process inventory, and all warranty and employee agreement obligations of its Metar Winding Equipment business segment, located in Matran, Switzerland to Metar SA, a new company, whose principal shareholder is a former CEO of Montena SA.  The Company received $324,000 cash and recognized a loss on sale of $538,000, which is reflected in (gain) loss on sale of businesses.  The new Metar Company will complete certain work in progress related to customer orders received by Maxwell Technologies, SA before the date of sale. Metar SA will complete the machines in work in progress and deliver them according to the delivery schedule, which will be between January and June of 2004.  Metar SA will be paid for its services based on an agreed payment schedule.  The Company has reported the results of operations of its Winding Equipment business segment as continuing operations because of its continued involvement therewith.

          In December 2003, the Company sold the manufacturing and administrative facility in San Diego that contained the
I-Bus/Phoenix operations.  The facility was previously classified as Assets Held-for-Sale at its net book value of $7.4 million.  Proceeds from the sale of the facility were $9.0 million and closing expenses were $387,000, resulting in a net gain from the sale of the facility of $1.2 million.  Net cash proceeds from the sale of the facility were $5.9 million after the payment of closing expenses and repayment of the $2.7 million term loan secured by deed of trust on the facility.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

          On September 29, 2002, the Company’s I-Bus/Phoenix subsidiary sold substantially all of the assets, liabilities and business operations of its applied computing business, located principally in San Diego, California and Tangmere, United Kingdom, to I-Bus Corporation, a new company, whose principal shareholders are former I-Bus/Phoenix senior managers. The applied computing business designs, manufactures and sells applied computing systems mainly to original equipment manufacturers serving the telecommunications, broadcasting and industrial automation markets.  The business was sold for (i) an 8% Senior Subordinated Note in the aggregate principal amount of $7.0 million, under the terms of which $1.0 million is payable (plus 50% of all accrued interest) on March 30, 2004 and $3 million is payable (plus 100% of all accrued interest) on each of March 30, 2005 and March 30, 2006; (ii) a warrant to purchase up to 19.9% of the common stock of the new I-Bus Corporation exercisable any time after June 30, 2004 at the fair market value per share at the time of exercise; and (iii) an additional contingent purchase price payment of $1.0 million if the new I-Bus Corporation sells the computing business prior to the full payment of the 8% Senior Subordinated Note referred to above.  I-Bus/Phoenix also agreed to reimburse I-Bus Corporation for certain shutdown and restructuring costs and to provide a back up working capital credit facility in the amount of $300,000 until September 2003.  The Company had assigned no value to the subordinated debt as its collectability was uncertain and will record any collections on such note as a gain on the date of such collection.  The table below details the loss recognized by the Company related to the sale.  In addition, the Company incurred related restructuring charges discussed in Note 12 and impairment charges discussed in Note 13.

Disposition of I-Bus computing systems assets (in thousands):
Subordinated note receivable	$7,000
Less reserve for note	(7,000)
Assets sold, net of liabilities assumed by buyer	(6,252)
Shutdown costs assumed by Maxwell	(762)

Net loss on disposition of I-Bus computing systems	$(7,014)

          During 2003, the Company received payments of $475,000 from the new I-Bus Corporation, which was a partial recovery of the $7.0 million subordinated note that was fully reserved for in 2002. This recovery is reflected in (gain) loss on sale of business.

          On September 30, 2002, the Company sold substantially all of the assets, liabilities and business operations of its TeknaSeal glass-to-metal seals division in Minneapolis, Minnesota, to a group of private investors.  TeknaSeal designs, manufactures and sells hermetic glass-to-metal seals for vacuum components, battery headers, implantable medical devices and other specialty applications.  The aggregate selling price was $5.5 million in cash, of which $1.0 million was held in an escrow account as of December 31, 2002.

Disposition TeknaSeal assets (in thousands):
Cash Received	$5,500
Less amount held in escrow	(1,000)
Receivable due from escrow	253
Assets sold net of liabilities assumed by buyer	(1,338)
Goodwill associated with TeknaSeal	(2,839)
Expenses related to sale	(340)

Net gain on disposition of TeknaSeal	$236

          The Company’s involvement with TeknaSeal ended during the year ended December 31, 2003.  During 2003, the Company recognized a gain of $695,000, which is included in (gain) loss on sale of businesses in the accompanying consolidated statement of operations, upon the receipt of funds released through escrow.  All amounts held in escrow were released to the Company as of December 31, 2003.

          On June 18, 2001 (“Closing Date”), the Company’s former majority-owned subsidiary, Maxwell Electronic Components Group, Inc. (“ECG”), sold substantially all of the assets (except for accounts receivable), liabilities and business operations of its Sierra KD Components Division in Carson City, Nevada (“Sierra”) to GB Acquisition Co., Inc., a wholly-owned subsidiary of Wilson Greatbatch Technologies, Inc (“WGT”).  Sierra manufactured and commercialized ceramic filter capacitors with wire feedthroughs for implantable medical devices and ceramic capacitors for aerospace and commercial applications.  The aggregate purchase price was $46.9 million, which was received in cash at closing.  EGC retained the accounts receivable of Sierra as of the Closing Date, which amounted to $2.5 million.  The net assets sold had a net book value of $6.4 million as of the Closing Date.  The Company recorded a pre-tax gain from the sale of these assets of $39.1 million,

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

net of accrued transaction costs of $1.4 million including certain sale bonuses and amounts paid to cancel certain ECG employee stock options held by employees transferring to WGT.  The Company used $15.7 million of the aggregate proceeds to repay all amounts outstanding on the Closing Date under its credit facility with Comerica Bank.

Note 4 — Balance Sheet Details, (in thousands):

	December 31,

	2003	2002

Trade and other accounts receivable, net:
Accounts receivable	$6,115	$9,214
Allowance for doubtful accounts	(179)	(684)

	$5,936	$8,530

Inventory:
Raw material and purchased parts	$5,631	$7,234
Work-in-process	1,584	2,130
Finished goods	3,248	4,495
Inventory reserve	(3,154)	(2,026)

	$7,309	$11,833

Property, plant and equipment:
Machinery, furniture and office equipment	$16,453	$15,955
Computer hardware and software	7,183	5,416
Leasehold improvements	2,524	2,166

	26,160	23,537
Less accumulated depreciation and amortization	(15,391)	(11,979)
Construction-in-progress	—	95

	$10,769	$11,653

Other non-current assets:
Equity investments in unconsolidated companies	$—	$26
Notes receivable and other	175	268

	$175	$294

Accounts payable and accrued liabilities
Accounts payable	$3,555	$6,577
Other accrued liabilities	3,204	3,426
Advance payments	891	—
Accrued restructuring costs	—	351

	$7,650	$10,354

Warranty Reserve Analysis

	December 31, 2003	December 31, 2002

Accrued Warranty:
Beginning Balance	$1,154	$268
New product warranties	827	731
Settlement of warranties	(776)	(424)
Other changes/adjustments to warranties	57	579

Ending Balance	$1,262	$1,154

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5 — Short-term and Long-term Borrowings

Short-term borrowings

          Maxwell Technologies SA has a $1.6 million bank credit agreement with a Swiss bank.  Borrowings under the credit agreement bear interest at 5.5% plus ..25% for every quarter borrowings are outstanding.  Under the credit agreement, Maxwell Technologies SA is eligible to borrow fixed term loans at LIBOR plus 1.75% with repayment terms extending beyond one month from the date of funding.  Borrowings under the credit agreement are secured by the assets of Maxwell Technologies SA.  As of December 31, 2003, the full amount of the credit agreement was drawn.  In addition, $400,000 of letters of guarantee related to customer deposits were outstanding as of December 31, 2003.

          The Company entered into a new U.S. loan and security agreement in February 2004, which provides an overall credit limit of $3.0 million, subject to a one-year repayment period.  Borrowings are secured by eligible accounts receivable balances, which are calculated and reported on a monthly basis.  Borrowings under the credit agreement bear interest at Prime Rate plus 1.75% provided that the rate is not less than 5.75%.  The agreement requires the Company to maintain a minimum tangible net worth of $15 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement.

Long-term borrowings

          In January 2004, Maxwell SA obtained a $925,000 term loan for financing specific capital equipment expenditures.  Borrowings under the term loan are secured by the equipment being purchased.  This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%.  The term loan can be borrowed in quarterly advances up to the $925,000 limit and repaid in 1 to 5 year time frames.

          Maxwell SA has a loan from the Montena SA pension plan for 300,000 Swiss Francs or $250,000 at December 31, 2003 and December 31, 2002.  The loan from the pension plan bears interest at the variable mortgage rate of the Banque Cantonale de Fribourg plus 1%, which resulted in a 5% interest rate for 2003.

          In February 2001, the Company entered into a Loan and Security Agreement with Comerica Bank-California. The Loan and Security Agreement, as amended, consisted of a $5.0 million credit line secured by a deed on the I-Bus/Phoenix facility in San Diego, as well as certain other collateral.  The term loan bore interest, at the Company’s option, at the bank’s reference rate plus .5%, or cost of funds plus 2.25%. The interest rate was 4.75% at December 31, 2002. The principal was amortized monthly over 20 years with the balance due December 31, 2004. The amount of the loan was paid in full in December 2003 with a portion of the proceeds from the sale of the I-Bus/Phoenix facility.

Note 6 — Stock Activity and Stock Plans

Stock Option Plans

          In December 1995, the Company adopted the 1995 Stock Option Plan under which, as amended, 3,340,000 shares of common stock were reserved for future grant.  The Company’s 1999 Director Stock Option Plan, under which 75,000 shares were reserved for future grant, was adopted in 1999 and approved by the Company’s shareholders in January 2000.  The plans provide for granting either Incentive Stock Options or Non-Qualified Stock Options to employees and non-employee members of the Company’s board of directors, respectively.  In December 1999, the Company granted 294,030 non-qualified options to the Company’s then new President and Chief Executive Officer, Mr. Eibl, outside of the Company’s other option plans.  In April 2002, in conjunction with the purchase of shares of its I-Bus/Phoenix and Electronic Components Group subsidiaries not already owned (see Note 7), the Company issued approximately 520,000 options to purchase Maxwell common stock in exchange for options to purchase subsidiary common stock.  This issuance of stock options was outside of the Company’s option plans.  Options are also outstanding under expired stock option plans, which were superceded by the current plans. Options granted under all stock option plans are for the purchase of common stock of the Company at not less than the stock’s fair market value at the date of grant. Employee options are generally exercisable in cumulative annual installments of 20 - 30 percent, while options in the 1999 Director Stock Option Plan are fully exercisable one year from date of grant.  The options have terms of five to ten years.  As of December 31, 2003, the Company has 582,633 shares available for future grant under its stock option plans.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

          The following table summarizes total aggregate stock option activity for the period January 1, 2001 through December 31, 2003:

	Number of Shares	Weighted Average Exercise Price

Balance at January 1, 2001	2,676,174	$15.70
Granted	124,250	$12.64
Exercised	(243,308)	$9.13
Expired or forfeited	(513,419)	$19.76

Balance at December 31, 2001	2,043,697	$15.29
Granted	1,111,557	$8.54
Exercised	(220,873)	$3.71
Expired or forfeited	(1,737,941)	$15.72

Balance at December 31, 2002	1,196,440	$10.50
Granted	1,860,316	$6.73
Exercised	(124,455)	$4.78
Expired or forfeited	(373,928)	$12.09

Balance at December 31, 2003	2,558,373	$7.81

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

          The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$.01-$3.2750	47,550	3.0	$2.50	47,550	$2.50
$3.2751-$6.5500	1,090,751	7.3	$6.18	551,909	$6.16
$6.5501-$9.8250	1,110,520	8.4	$8.05	393,170	$8.70
$9.8251-$13.1000	178,750	6.4	$10.91	97,000	$11.17
$13.1001-$16.3750	101,802	6.5	$14.26	84,302	$14.28
$16.3751-$19.6500	0	0.0	$—	0	$—
$19.6501-$22.9250	8,000	3.1	$20.00	8,000	$20.00
$22.9251-$26.2000	6,000	3.9	$25.88	6,000	$25.88
$26.2001-$29.4750	8,000	4.1	$28.81	8,000	$28.81
$29.4751-$32.7500	7,000	5.1	$32.75	7,000	$32.75

	2,558,373	7.6	$7.81	1,202,931	$8.31

          The estimated weighted average fair value at grant date for Company options granted during the years ended December 31, 2003, 2002 and 2001 was $8.31, $6.23 and $8.59 per option, respectively.

Stock Purchase Plans

          In December 1994, the Company established the 1994 Employee Stock Purchase Plan and a Director Stock Purchase Plan. The employee plan permits substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period. The director plan permits non-employee directors to purchase common stock at 100% of the trading price of the stock on the date a request for purchase is received. In the years ended December 31, 2003, 2002 and 2001, aggregate shares of 23,404, 44,660 and 56,975, respectively, were issued under the two plans for aggregate proceeds to the Company of $117,000, $353,000 and $997,000 respectively.  At December 31, 2003, 256,476 shares are reserved for future issuance under these plans.

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

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

share, the closing market price on the date of purchase.  On June 3, 2002 the Company determined to extinguish the program and cancelled the 74,000 shares and $970,000 loan balance outstanding under the plan.  The company recorded expense of $116,000, related to the cancellation of these notes.

Deferred Compensation

          In 1996 and 1997, the Chairman of the Company was granted shares of the Company’s common stock subject to certain restrictions. The shares granted vest ratably over a four-year period, and at the grant dates the shares had a fair value of approximately $645,000 and $190,000, respectively. Those values, net of accumulated amortization, are shown as deferred compensation in the accompanying consolidated statements of stockholders’ equity. The deferred compensation, which has been fully recognized as of December 31, 2001, was amortized to expense over the four-year vesting periods.

          In 2003, the Company and its former Chairman of the Board entered into a services agreement whereby the former Chairman received an option to acquire 94,251 shares at the fair market value as of the date of the grant.  The options are fully vested and have a fixed life of four years. Accordingly, the Company recorded compensation expense of $313,000 representing the fair value of the options pursuant to the Black-Scholes valuation model.

Stockholder Rights Plan

          In November 1999, the Company adopted a Stockholder Rights Plan as a successor to its previous plan, which expired in June 1999.  In accordance with the plan, the Company distributed one non-voting common stock purchase right (“Right”) for each outstanding share of common stock. The Rights are not exercisable and will not trade separately from the common stock unless a person or group acquires, or makes a tender offer for, 20% or more of the Company’s common stock. Initially, each Right entitles the registered holder to purchase one share of Company common stock at a price of $75 per share, subject to certain anti-dilution adjustments.  If the Rights become exercisable and certain conditions are met, then each Right not owned by the acquiring person or group will entitle its holder to receive, upon exercise, Company common stock having a market value of twice the exercise price of the Right.  In addition, the Company may redeem the Rights at a price of $0.01 per Right, subject to certain restrictions.  The Stockholder Rights Plan expires on October 21, 2009.

Note 7 — Consolidation of Subsidiary Ownership

          In February 2002, PacifiCorp Energy Ventures, Inc., the largest minority shareholder in the Electronic Components Group, exchanged its preferred shares of the Electronic Components Group for 518,000 common shares of Maxwell pursuant to its right under the original investment agreement.

          On April 15, 2002, the Company completed merger transactions with the Electronic Components Group subsidiary and the I-Bus/Phoenix subsidiary whereby all of the remaining minority shareholdings and options in such subsidiaries were converted to shares and options of Maxwell.  The conversion ratio was established through the Company’s analysis of the fair market value of the subsidiaries and an average trading price of Maxwell’s stock at the time of the analysis.  The Company issued 86,000 shares to Electronic Components Group minority shareholders in exchange for their ownership. The value of this stock issuance was determined to be $795,000 based on the closing price of Maxwell shares on the day of the merger.  As a result of these transactions relating to the ECG Group, the Company recorded $3.8 million of excess purchase price based on the value of Maxwell common shares above the minority interest on the balance sheet, $2.8 million was allocated as goodwill related to the TeknaSeal Division which was sold in September 2002 and $987,000 was allocated to ultracapacitor intellectual property. In addition, the Company issued 479,000 shares to I-Bus/Phoenix minority shareholders in exchange for their ownership. The value of this stock issuance was determined at $4.4 million based on the closing price of Maxwell shares on the day of the merger.  The Company recorded $1.1 million excess purchase price based on the value of Maxwell’s common shares above the minority interest on the balance sheet; $422,000 was allocated as goodwill associated with the I-Bus Computing Systems business and was considered impaired and written off in conjunction with its sale in September 2002.   The balance was allocated as goodwill related to the Power Systems business.

Note 8 — Goodwill and Other Intangibles

          The Company has implemented SFAS No. 142 and began applying the rules on accounting for goodwill and other intangible assets effective January 1, 2002.  The SFAS No. 142 goodwill impairment test is a two-step process. The first step consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of their goodwill. SFAS No. 142 requires goodwill to be tested annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected December 31 as its annual testing date. As a result of the Company’s annual assessment as of December 31, 2003, no impairment was indicated.

          In assessing the recoverability of goodwill during 2002, the Company made assumptions regarding future cash flows and other factors to determine the fair value.  Goodwill associated with the I-Bus Computing Systems business was written off in conjunction with the disposition of that business.  The remaining goodwill is mainly attributable to the acquisition of Montena, which was completed in July 2002.  The Company’s analysis, which was completed early in the fourth quarter of 2002, was based on the determination that circumstances since the recently completed acquisition of Montena had not materially changed and the Company’s fair market value at that date was significantly in excess of the carrying value of its assets including goodwill.

          The change in the carrying amount of goodwill as of December 31, 2003 is as follows (in thousands):

	Power Systems	Electronic Components Group	Total

Balance at December 31, 2002	$1,647	$15,930	$17,577
Foreign currency translation adjustments	—	1,901	1,901

Balance at December 31, 2003	$1,647	$17,831	$19,478

          The following table presents a reconciliation of net loss and per share data to what would have been reported had the new rules been in effect during the year ended December 31, 2001(in thousands):

	Years Ended December 31,

	2003	2002	2001

Net loss:
Reported net loss	$(6,295)	$(40,156)	$(12,917)
Add back goodwill amortization, net of tax	—	—	1,196

Adjusted net loss	$(6,295)	$(40,156)	$(11,721)

Per Share, basic:
Reported net loss	$(0.45)	$(3.27)	$(1.29)
Add back goodwill amortization, net of tax	—	—	0.12

Adjusted net loss	$(0.45)	$(3.27)	$(1.17)

Per Share, diluted:
Reported net loss	$(0.45)	$(3.27)	$(1.29)
Add back goodwill amortization, net of tax	—	—	0.12

Adjusted net loss	$(0.45)	$(3.27)	$(1.17)

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

          Acquired intangible assets subject to amortization at December 31, 2003, and 2002 were as follows (in thousands):

	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value

As of December 31, 2003:
Developed core technology	10 years	$1,100	$181	$190	$1,109
Acquired backlog	6 months	464	464	—	—
Patents	12 years	988	95	—	893

		$2,552	$740	$190	$2,002

As of December 31, 2002:
Developed core technology	10 years	$1,100	$60	$—	$1,040
Acquired backlog	6 months	464	464	—	—
Patents	12 years	988	19	—	969

		$2,552	$543	$—	$2,009

          Amortization expense for intangible assets was $197,000 and $543,000 for the years ended December 31, 2003 and 2002, respectively.  The estimated amortization for each of the next five years ended December 31 is as follows:

Fiscal Years
2004	$192
2005	192
2006	192
2007	192
2008	192
Thereafter	1,042

$2,002

          Actual amortization expense to be reported in future periods could differ from these estimates as a result of impairments and other factors.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9 — Income Taxes

          The provision (benefit) for income taxes based on income (loss) from continuing operations is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Federal:
Current	$—	$(213)	$569
Deferred	(3,315)	(10,408)	3,877

	(3,315)	(10,621)	4,446
State:
Current	3	2	81
Deferred	104	(2,537)	(265)

	107	(2,535)	(184)
Foreign:
Current	(132)	(81)	(35)
Deferred	(91)	160

	(223)	79	(35)
Valuation allowance	3,211	12,945	18,808

	$(220)	$(132)	$23,035

          The provision (benefit) for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes.  The primary components of such difference are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Taxes at Federal statutory rate	$(2,511)	$(12,055)	$4,936
State taxes, net of federal benefit	(460)	(794)	823
Effect of tax rate differential for foreign subsidiary	(458)	(70)	(463)
Impact of asset basis difference in acquisitions	26	2,278	419
Tax credits	(249)	(2,081)	(1,525)
Valuation allowance, including tax benefits of stock activity	3,245	12,945	18,808
Other items not reflected in consolidated statement of operations.	187	(355)	37

Tax (benefit) provision	$(220)	$(132)	$23,035

          Because of cumulative losses from operations through December 31, 2003, the Company established a valuation allowance of $3.2 million.  The valuation allowance was established as realizability of the deferred tax assets was no longer assessed as being more likely than not.  The Company has continued to record valuation allowances for deferred tax assets generated in 2003.

          Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

          As of December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax of approximately $74.0 million and $28.8 million, respectively. The federal loss carryforward begins to expire in calendar year 2011, while the state loss carryforwards will continue to expire in 2004 through 2011.  In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2003 of $3.3 million and $2.3 million, respectively, which begin to expire in 2004.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company’s deferred tax assets and liabilities within continuing operations are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Tax loss carryforwards	$26,858	$24,412
Research and development and other tax credit carryforwards	5,625	4,813
Uniform capitalization, contract and inventory related reserves	2,044	1,384
Environmental and restructuring provisions	241	320
Asset impairment	23	930
Accrued vacation	215	168
Allowance for doubtful accounts	40	181
Other	103	200

	35,149	32,408
Deferred tax liabilities:

Tax depreciation in excess of book depreciation	(151)	(655)
Foreign	(812)	(430)

	(963)	(1,085)

Net deferred tax assets before valuation allowance	34,186	31,323
Valuation allowance	(34,998)	(31,753)

Net deferred tax liabilities	$(812)	$(430)

Note 10 — Leases

          Rental expense amounted to $1.5 million, $2.6 million and $1.9 million in the years ended December 31, 2003, 2002 and 2001, respectively, and was incurred primarily for facility rental. Future annual minimum rental commitments and automobile leases as of December 31, 2003, are as follows (in thousands):

Fiscal Years
2004	$1,612
2005	1,629
2006	1,608
2007	1,286
2008	789
Thereafter	394

$7,318

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11 – Pension and Other Postretirement Benefit Plans

Foreign Plans

          In July 2002, the Company acquired Montena, including its pension plan covering its Swiss employees (Note 2).  The plan provides pension benefits to employees under the terms of the plan as required by Swiss law and regulations.  The plan has characteristics of defined benefit, defined contribution and cash balance plans.  For the year ended December 31, 2002, this plan was treated as a defined contribution plan; however, for the year ended December 31, 2003 in accordance with Emerging Issues Task Force (EITF) 03-4, “Determining the Classification and Benefit Attribution Method for a “Cash Balance” Pension Plan,” the plan has been classified as a defined benefit pension plan.  The adoption of EITF 03-4 is being accounted for as the effect of adopting a new accounting principle as of the beginning of the year, January 1, 2003, and resulted in a cumulative effect of an accounting change, net of tax, of $878,000.

          The pension benefit is based on compensation, length of service and credited investment earnings.  The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates.  The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation.  In addition, the employee is required to contribute an identical amount to the pension plan.  The Company made pension contributions of $302,000 in 2003.  This plan has a measurement date of December 31.

          During 2003, approximately 46 former employees of Montena left the plan and were paid out their participant balances in accordance with the terms of the plan.  This resulted in a settlement gain of $154,000 in 2003.  This amount is shown in the development of the change in benefit obligation.

          In December 2003, the Company sold its Winding Equipment business segment.  As a result, approximately 50 employees have left the Company.  This resulted in a curtailment gain of $2.0 million.  The Company will be obligated during fiscal 2004 to pay the obligation to the employees based upon their participant balances at the date of termination plus any other amounts that may be allocable to them as a result of the plan operating results prior to the settlement.  This amount is shown in the development of the change in benefit obligation.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Plans

          The Company has other post retirement benefit plans covering substantially all of its employees in the United States.  Substantially all U.S. employees are eligible to elect coverage under contributory employee savings plans which provide for Company matching contributions based on one-half of employee contributions up to certain plan limits.  The Company’s matching contributions under these plans totaled $190,000, $283,000 and $275,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Pension Benefits

Year ended December 31, 2003

(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$18,185
Service cost	545
Interest cost	567
Plan participant contributions	302
Benefits paid	(5,080)
Curtailments	(2,023)
Special termination benefits / asset transfers in	158
Effect of foreign currency translation	1,666

Benefit obligation at end of year	14,320

Changes in plan assets:
Fair value of plan assets at beginning of year	19,536
Actual return on plan assets	1,688
Special termination benefits /asset transfers in	158
Company contributions	302
Plan participant contributions	302
Benefits paid	(5,080)
Effect of currency translation	2,065

Fair value of plan assets at end of year	18,971

Funded status at end of year	4,651
Unrecognized net actuarial gain	(689)

Net amount recognized	$3,962

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$3,617
Accumulated other comprehensive income	345

Net amount recognized	$3,962

Components of net periodic benefit cost:
Service cost	$545
Interest cost	567
Expected return on plan assets	(899)
Curtailments	(2,023)
Settlements	(154)

Net periodic income	$(1,964)

The accumulated benefit obligation was $14.3 million as of December 31, 2003.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pension Benefits

Year Ended December 31, 2003

Weighted-average assumptions used to determine benefit obligations at December 31, 2003:
Discount rate	3.50%
Rate of compensation increase	1.50%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31, 2003:
Discount rate	3.50%
Expected long-term return on plan assets	5.00%
Rate of compensation increase	1.50%

The accumulated benefit obligation was $14.3 million as of December 31, 2003.

Note 12 — Restructuring Charges

          In 2003, restructuring reserves were fully utilized and the Company paid $216,000 for severance and $42,000 for taxes.  No remaining restructuring liability was outstanding at December 31, 2003.

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

          During the third fiscal quarter of 2002, the Company decided to sell the applied computing business of I-Bus/Phoenix to a new company organized by former I-Bus/Phoenix senior managers.  In preparation for the sale and to configure the I-Bus/Phoenix computing business to be self-supporting, I-Bus/Phoenix consolidated all production of the applied computing products to its facility in Tangmere, United Kingdom, and reduced worldwide personnel.  As a result of this plan, the Company recorded restructuring charges of $922,000 during the quarter ended September 2002. As of the date of sale, $245,000 of restructuring reserves were disposed as part of the sale.

          During 1999 and 2000, the Company had undertaken various actions to consolidate its facilities and reduce its cost structure.  As a result, the Company recorded restructuring related charges in the five months ended December 31, 1999 and the year ended December 31, 2000 of  $3.3 million, which included the termination of approximately 75 employees.  These cutbacks impacted all segments and classes of employees.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

          The following table summarizes the restructuring charges recorded, and the activity related to such charges, in the years ended December 31, 2001, 2002 and 2003 (in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Other Costs Related to Consolidation of Facilities	Other	Total Restructuring Charges

Balance at January 1, 2001	$620	$196	$311	$—	$1,127
Reserves established	—	—	—	—	—
Utilization of reserves:
Cash	(395)	(163)	(311)	—	(869)
Non-cash	—	—	—	—	—

Foreign exchange loss	—	—	—	—	—

Balance December 31, 2001	225	33	—	—	258
Reserves established	1,191	215	223	—	1,629
Utilization of reserves:
Cash	(1,068)	—	—	—	(1,068)
Non-cash	—	—	(223)	—	(223)
I-Bus disposition	(44)	(201)	—	—	(245)

Balance December 31, 2002	304	47	—	—	351
Reserves established	—	—	—	135	135
Utilization of reserves:
Cash	(216)	—	—	(42)	(258)
Non-cash	—	—	—	(93)	(93)
Reserves recovered	(88)	(47)	—	—	(135)

Balance December 31, 2003	$—	$—	$—	$—	$—

Note 13 — Impairment Charges

          In 2002, in connection with the sale of the I-Bus Computing Systems business (Note 3), the Company recorded $7.6 million of impairment charges related to long lived-assets. The write down of impaired assets consisted of $5.3 million of goodwill associated with the computing systems business.  The Company conducted an extensive review of fixed assets supporting multiple businesses including the computing systems business.  As part of these reviews, the Company determined the carrying values of the related long-lived assets was in excess of fair market value and as a result, an asset impairment charge of $2.3 million was recorded.

          Investment impairment of $500,000 was recorded in 2001 relating to Maxwell’s ownership of approximately 1% of a privately held company involved in support services in the areas of information technology, system and software integration and engineering and technical services under contract with various government agencies. In late 2003, Maxwell sold its stock in this company for a gain of $184,000.

Note 14 — Discontinued Operations

          In March 2001, the Company sold the assets of its defense contracting business in separate transactions with two buyers, for an aggregate purchase price of approximately $20.7 million, the proceeds of which were recorded in 2001.  The buyers assumed certain liabilities and ongoing contractual obligations of the business and hired most of the employees of the business.  The Company retained certain leases and lease obligations expiring in 2006 and certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business.  The Company recorded a gain, net of tax, of approximately $3.9 million in the first quarter of 2001, representing the net gain on the disposition of the assets and the net income from the operations of this discontinued business.  Based on current and projected vacancies at leased facilities, the Company has revised previously estimated costs and has written off related leasehold improvements.  These charges, which totaled $2.8 million, were

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recorded in September 2001 and are included in the loss from discontinued operations.  As of December 31, 2003, the net lease obligations are $1.1 million and run through 2006 of which $600,000 has been reserved.

          The Company increased the reserves for net lease obligations by $720,000 in the first quarter of 2003, which covers lease payments through the first quarter of 2005.  The owner of the vacant facility is actively marketing the property for sale or lease and additional reserves may be required if these marketing activities do not result in a sale or lease before the end of 2004.

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

          Operating results of the discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations.  No provision for income taxes was provided for discontinued operations for the years ended December 31, 2003 and 2002.  For the fiscal year ended December 31, 2001, the provision for income taxes related to discontinued operations was $4.6 million.  The businesses included in discontinued operations had sales aggregating  $351,000, $758,000 and $11.7 million in the years ended December 31, 2003, 2002 and 2001, respectively.  These amounts are not included in net sales in the accompanying consolidated statements of operations.

          Net liabilities of discontinued operations have been separately classified in the accompanying consolidated balance sheets as of December 31, 2003 and 2002 in the amounts of $1.5 million and $2.3 million respectively.  The net liability balances of discontinued operations were comprised of $600,000 for lease obligations and $894,000 for minority interest as of December 31, 2003.  As of December 31, 2002, net liability balances were comprised of $1.1 million for accrued liabilities lease obligations and suppliers and $1.3 million for minority interest.

          Results for discontinued operations, by segment, consisted of the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Discontinued operations, net of tax:
Loss from operations:
Government Systems	$—	$—	$(473)
PurePulse Technologies.	(6)	(4,832)	(5,304)

	(6)	(4,832)	(5,777)
Gain on disposal:
Government Systems	—	—	1,081
PurePulse Technologies	—	—	—

	—	—	1,081

	$(6)	$(4,832)	$(4,696)

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 15 — Business Segments

          Based on Maxwell’s strategy of developing, manufacturing and marketing high reliability power and microelectronic products for original equipment manufacturers (OEMs) in multiple industries, the Company has reorganized into two reportable segments.  In accordance with the requirements and guidelines of Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information,” have restated segment results to reflect the following new reporting segments.

          After the acquisition of Montena and the dispositions of the I-Bus Computing Systems business and the TeknaSeal glass-to-metal seals business, which were completed during the third and fourth quarters of 2002, respectively, the Company’s businesses were organized into two segments, the High Reliability business segment and the Winding Equipment business segment.  The High Reliability business segment consists of:

•	Ultracapacitors for electrical energy storage and delivery of peak power for a variety of applications;

•

High-voltage grading and coupling capacitors used in electric utility infrastructure, high-voltage laboratories and other applications involving transport, distribution and measurement of high-voltage electrical energy; and

•	Radiation-shielded microelectronics, including integrated circuits, power modules, memory modules and single board computers for aerospace and military applications.

          The Winding Equipment business segment makes winding machines and automated assembly lines used to manufacture metalized film capacitors and lithium batteries.  This segment was sold in December 2003 (Note 3).  Nonetheless, the Company has reported results of operations of its Winding Equipment business segment as continuing operations because of its continuing involvement therewith.

          Prior to the sale of its computing systems business at the end of the third quarter of 2002, the Company’s I-Bus/Phoenix Power and Computing Systems segment designed, manufactured and marketed applied computing systems and power distribution and power conditioning systems mainly to OEMs serving the telecommunications, industrial automation, broadcasting and medical imaging markets.  The power distribution and conditioning systems now are part of the High Reliability business segment.  The restated I-Bus Computing Systems segment consists solely of the computing business, which was sold in September 2002.

          In June 2001, the Company sold substantially all the assets (except for accounts receivable), liabilities and business operations of Sierra.  Sierra manufactured and commercialized ceramic filter capacitors with wire feedthroughs for implantable medical devices and ceramic capacitors for aerospace and commercial applications.  On September 30, 2002, the Company sold its non-core TeknaSeal glass-to-metal seals business in Minneapolis, Minnesota.  Both of these businesses, which were previously reported in the former Electronic Components segment, have been combined into a segment for reporting purposes called the Sierra and TeknaSeal segment.

          Maxwell’s management evaluates performance and allocates resources based on a measure of segment profit (loss) excluding interest, taxes, restructuring, acquisition and other charges.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

          Business segment financial data is as follows (in thousands):

	Years ended December 31,

	2003	2002	2001

Sales:
Maxwell High Reliability	$35,168	$40,106	$39,398
Winding Equipment	9,856	3,571	—
I-Bus Computing Systems	—	11,002	24,082
Sierra KD and TeknaSeal	—	3,286	14,376

Consolidated total	$45,024	$57,965	$77,856

Operating income (loss):
Maxwell High Reliability	$(7,560)	$(6,204)	$(11,470)
Winding Equipment	(523)	(123)	—
I-Bus Computing Systems	31	(10,955)	(10,070)
Sierra KD and TeknaSeal	—	940	2,021

Total segment operating (loss)	(8,052)	(16,342)	(19,519)
Impairment of long lived assets	—	7,628	500
Restructuring	—	1,629	—
Corporate expenses	3,524	3,818	4,421
Pension curtailment and settlement gain	(2,177)	—	—
Gain on sale of property	(1,417)	—	—
(Gain) loss on sale of businesses	(632)	6,542	(39,142)
Minority interest	—	(241)	(710)
Interest and other, net	37	(262)	598

(Loss) income from continuing operations before income taxes	$(7,387)	$(35,456)	$14,814

Depreciation and amortization:
Maxwell High Reliability	$3,770	$2,883	$1,926
Winding Equipment	35	5	—
I-Bus Computing Systems	—	498	1,667
Sierra KD and TeknaSeal	—	83	361
Corporate	—	1,164	1,341

Consolidated total	$3,805	$4,633	$5,295

Capital expenditures:
Maxwell High Reliability	$2,434	$1,477	$1,260
Winding Equipment	5	10	—
I-Bus Computing Systems	—	173	1,358
Sierra KD and TeknaSeal	—	—	202
Corporate	—	136	3,412

Consolidated total	$2,439	$1,796	$6,232

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,

	2003	2002

Identifiable assets:
Maxwell High Reliability	52,475	40,612
Winding Equipment	168	3,744
I-Bus Computing Systems	—	—
Sierra KD and TeknaSeal	—	—
Corporate	10,370	27,024

Consolidated total	$63,013	$71,380

          Intersegment sales are insignificant.  Identifiable assets by segment include the assets directly identified with those segments. Corporate assets consist primarily of cash and cash equivalents, short-term investments, deferred tax assets and liabilities, and the centralized telecommunications, networking and other information technology equipment of the Company.

          International sales amounted to $26.0 million, $25.1 million and $21.8 million in the years ended December 31, 2003, 2002 and 2001, respectively, and were made principally to customers in the Pacific Rim and Europe.  Company assets located outside the United States totaled approximately $33.9 million and $29.8 million at December 31, 2003 and 2002, respectively.

          The Company made sales to one major customer of its High Reliability business segment, which aggregated 13%, 20% and 24% of total Company sales for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 16 — Related Party Transactions

          In January 2001, the Company borrowed $1.5 million from its Chief Executive Officer under an unsecured promissory note bearing interest at 11.0%.  The note and accrued interest was fully repaid in March 2001.

          Montena SA, the former parent company of Montena and a significant shareholder of Maxwell Technologies, Inc., is the lessor for the Company’s headquarters in Rossens, Switzerland. During the years ended December 31, 2003 and 2002, the Company paid $809,000 and $346,000, respectively, in rental fees to Montena SA.  Future rental commitments as of December 31, 2003 are $4.3 million.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 17 — Unaudited Quarterly Results of Operations (in thousands, except per share amounts)

	Quarter Ended

	March		June		September		December

Year Ended December 31, 2003:

Sales	$10,241		$10,653		$10,993		$13,137	(4)
Gross profit	1,311		1,357	(2)	1,585	(2)	4,031
(Loss) income from continuing operations	(3,786	)(3)	(3,446	)(3)	(2,188)		2,253	(5)
Discontinued operations, net of tax	(575	)(1)	7		115		447
Cumulative effect of change in accounting	—		—		—		878
Net (loss) income	(4,361)		(3,439)		(2,073)		3,578

Basic and diluted net loss per share:
(Loss) income from continuing operations	$(0.28)		$(0.25)		$(0.16)		$0.16
(Loss) income from discontinued operations	(0.04)		0.00		0.01		0.03
Gain from cumulative effect of change in accounting, net of tax	—		—		—		0.06

Net (loss) income per share	$(0.32)		$(0.25)		$(0.15)		$0.25

Year Ended December 31, 2002:
Sales	$12,789		$13,155		$16,565		$15,456
Gross profit	947		(796	)(6)	2,706		3,974
Loss from continuing operations	(5,906)		(8,510	)(6)	(20,786	)(7)	(122	)(8)
Discontinued operations, net of tax	(805)		(879)		(2,761)		(387)
Net Loss	(6,711)		(9,389)		(23,547)		(509)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.57)		$(0.75)		$(1.53)		$(0.01)
Loss from discontinued operations	(0.08)		(0.08)		(0.20)		(0.03)

Net loss per share	$(0.65)		$(0.83)		$(1.73)		$(0.04)

(1)	Includes charge of $720,000 for lease obligations related to vacant facilities of discontinued operations.
(2)
Includes charge of $444,000 to write off inventory and equipment in the second quarter and a charge of $393,000 in the third quarter for warranty buy-outs, both of which relate to the discontinuation of the accelerated life testers product line.

(3)
Includes charge of $327,000 for severance payable to the Chief Executive Officer in the first quarter, and a charge of $313,000 for compensation expense related to options provided to a former Chairman of the Board in the second quarter.

(4)	Includes license fees of $4 million.
(5)
Includes gain on sale of property of $1.2 million, loss on sale of business of $538,000 for the Winding Equipment business, gain on sale of business of $475,000 for recovery of I-Bus note receivable, gain on sale of business of $695,000 for payments received from the sale of TeknaSeal, and pension curtailment and settlement gain of $2.2 million.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6)	Includes charges of $3 million for excess and obsolete inventory and $812,000 of restructuring charges related to I-Bus/Phoenix restructuring.
(7)
Includes a charge of $7.6 million for impairment of assets related to the sale of I-Bus/Phoenix, a charge of $1.7 million related to the suspension of PurePulse operations and a charge of $922,000 related to the restructuring of I-Bus/Phoenix.

(8)	Includes gain on sale of business of $236,000 for the sale of TeknaSeal.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Schedule II

Valuation and Qualifying Accounts
(in thousands)

	Balance at the Beginning of the Year	Charged to Expense	Acquisitions/ Transfers and Other	Write-offs net of Recoveries	Balance at the End of the Period

Allowance for Doubtful Accounts:
December 31, 2001	$826	$534	$138	$(667)	$831
December 31, 2002	831	576	(238)	(485)	684
December 31, 2003	684	241	18	(763)	179
Inventory Reserve:
December 31, 2001	$2,534	$3,250	$—	$(1,888)	$3,896
December 31, 2002	3,896	8,011	1,047	(10,928)	2,026
December 31, 2003	2,026	3,070	75	(2,016)	3,155