Form 10-Q
period 2004-03-31
MAXWELL TECHNOLOGIES INC
filed 2004-05-10
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

(858) 503-3300

(Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s Common Stock outstanding as of May 3rd, 2004 was 14,440,269 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2004

ii

PART I - Financial Information

Item 1. Consolidated Financial Statements

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Maxwell Technologies, Inc. and subsidiaries as of March 31, 2004, and the results of their operations and cash flows for the three months then ended.

The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share information)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,483	$9,784
Short-term investments	2,431	2,455
Trade and other accounts receivable, net	6,863	5,936
Inventories	7,289	7,309
Prepaid expenses and other current assets	1,095	1,143

Total current assets	26,161	26,627

Property, plant and equipment, net	10,366	10,769
Other intangible assets, net	1,917	2,002
Goodwill	18,968	19,478
Prepaid pension asset	3,962	3,962
Other non-current assets	—	175

	$61,374	$63,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,686	$7,650
Accrued warranty	1,359	1,262
Customer deposits	433	599
Accrued employee compensation	1,748	1,653
Short-term borrowings and current portion of long-term debt	1,716	1,851
Deferred tax liability	336	339
Net liabilities of discontinued operations	1,375	1,494

Total current liabilities	13,633	14,848

Deferred tax liability	473	473
Long-term debt, excluding current portion	179	—
Commitments and contingencies (note 3)
Stockholders’ equity:

Common stock, $0.10 par value per share, 40,000 shares authorized; 14,440 and 14,339 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively.	1,444	1,434
Additional paid-in capital	113,998	113,221
Accumulated deficit	(70,895)	(70,310)
Accumulated other comprehensive income	2,522	3,347

Total stockholders’ equity	47,069	47,692

	$61,374	$63,013

See accompanying notes to consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Net revenues:
Products	$9,465	$10,241
License fees	1,000	—

Total net revenues	10,465	10,241
Cost of sales	7,067	8,930

Gross profit	3,398	1,311
Operating expenses (income):
Selling, general and administrative	2,792	4,073
Research and development	1,218	1,307
Amortization of other intangibles	19	19
Gain on sale of property and equipment	(7)	—
Gain on sale of business	—	(228)

Total operating expenses	4,022	5,171

Loss from operations	(624)	(3,860)
Interest income, net	50	27
Other income, net	19	33

Loss from continuing operations before income taxes	(555)	(3,800)
Income tax (benefit) provision	—	(14)

Loss from continuing operations	(555)	(3,786)
Discontinued operations (Note 6):
Loss from operations, net of tax	(30)	(575)

Net loss	$(585)	$(4,361)

Net loss per common share-basic and diluted:
Loss from continuing operations	$(0.04)	$(0.28)
Loss from discontinued operations, net of tax	—	(0.04)

Net loss per share	$(0.04)	$(0.32)

Shares used in computing net loss per common share - basic and diluted	14,386	13,741

See accompanying notes to consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(555)	$(3,786)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	872	877
Gain on sales of property and equipment	(7)	—
Gain on sales of business	—	(228)
Provision for losses on accounts receivable	36	292
Changes in operating assets and liabilities:
Trade and other accounts receivable	(966)	1,864
Inventories	(64)	300
Prepaid expenses and other current assets	223	(83)
Deferred income taxes	(3)	6
Accounts payable and accrued liabilities	(887)	(3,475)
Customer deposits	(166)	3,137
Accrued employee compensation	95	317

Net cash used in operating activities	(1,402)	(779)

Cash flows from investing activities:
Proceeds from sale of business	—	278
Acquisition of property, plant and equipment	(544)	(397)
Proceeds from sale of property and equipment	17	—
Proceeds from sale of short-term investments	176	2,836
Purchases of short-term investments	(151)	(924)

Net cash provided by (used in) investing activities	(502)	1,793

Cash flows from financing activities:
Principal payments on long-term debt and short-term borrowings	(872)	(75)
Proceeds from long-term and short-term borrowings	972	314
Proceeds from exercise of stock options	787	121

Net cash provided by financing activities	887	360

Increase (decrease) in cash and cash equivalents from continuing operations	(1,017)	1,374

Net cash used in discontinued operations	(149)	(328)
Effect of exchange rate changes on cash and cash equivalents	(135)	28

Increase (decrease) in cash and cash equivalents	(1,301)	1,074

Cash and cash equivalents, beginning of period	9,784	3,545

Cash and cash equivalents, end of period	$8,483	$4,619

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$4
Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS

Maxwell is a leading developer and manufacturer of innovative, cost-effective energy storage and power delivery solutions. Our BOOSTCAP® ultracapacitor cells and multi-cell modules and POWERCACHE® backup power systems provide safe and reliable power solutions for applications in consumer and industrial electronics, transportation and telecommunications. Our CONDIS® high-voltage grading and coupling capacitors help to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy. Our radiation-mitigated microelectronic products include power modules, memory modules and single board computers that incorporate powerful commercial silicon for superior performance and high reliability in aerospace applications. For more information, please visit our website: www.maxwell.com.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

The Company’s defense contracting business, which was sold in March 2001, and its PurePulse business which was shut down in September 2002, each of which was previously reported as a separate segment, have been classified as discontinued operations in the accompanying consolidated financial statements (Note 6). The results of operations of other businesses, which do not meet the criteria to be classified as a component of an entity, and were sold or otherwise disposed of, are included in continuing operations. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets, and the incurrence of losses on warranty costs, vacant leased facilities and other facilities offered for sale. License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We have net deferred tax assets before our valuation allowance, which are still available for us to use in the future to offset taxable income. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. With respect to vacant leased facilities, commercial real estate markets have been depressed due to continued poor economic conditions and spending reductions by businesses and government agencies. As a result of such factors, actual results could differ from the estimates used by management. Certain prior year amounts have been reclassified to conform to the current year presentation. The Company’s fiscal quarters end on the last day of the calendar month on March 31, June 30, September 30, and December 31.

Computation of Net Loss per Common Share

Loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options of the Company and certain of its subsidiaries, assuming their exercise using the “treasury stock” method, and convertible preferred shares outstanding at certain subsidiaries of the Company, assuming their conversion from the original dates of issuance. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Numerator
Basic:
Loss from continuing operations	$(555)	$(3,786)
Loss from discontinued operations	(30)	(575)

Net loss	$(585)	$(4,361)

Denominator
Basic:
Weighted average shares outstanding	14,386	13,741
Diluted:
Effect of dilutive securities:
Common stock options	—	—

Total weighted average common and potential common shares outstanding	14,386	13,741

Basic and diluted net loss per share:
Loss from continuing operations	$(0.04)	$(0.28)
Loss from discontinued operations	—	(0.04)

Basic and diluted net loss per share	$(0.04)	$(0.32)

Stock Option Plans

The Company has adopted the disclosure only provisions of Statement No. 123 of the Financial Accounting Standards Board (“FASB”), Accounting for Stock-Based Compensation (“Statement No. 123”) as amended by Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock Based Compensation – Transitions and Disclosure. In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted in the quarters ended March 31, 2004, and 2003, as the stock options have been granted to employees at their current fair market value. If the Company had elected to recognize compensation cost based on the fair value method prescribed by Statement No. 123, the Company’s net loss from continuing operations and diluted loss from continuing operations per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(555)	$(4,361)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,893)	(1,827)

Pro forma net loss	$(3,448)	$(6,188)

Loss per share from continuing operations:
Basic and diluted-as reported	$(0.04)	$(0.32)

Basic and diluted-pro forma	$(0.24)	$(0.45)

The pro forma adjustments shown above are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows:

Three Months Ended	Risk-Free Interest Rates	Dividend Yields	Volatility Factors	Weighted- Average Expected Terms
March 31, 2004	3.0%	—	58.7%	5 Years
March 31, 2003	3.3%	—	50.3%	5 Years

Recent Pronouncements

In January 2003, the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as revised December 2003. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 did not have a material effect on our consolidated financial statements.

NOTE 3 – BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Inventory:
Raw material and purchased parts	$5,515	$5,631
Work-in-process	1,495	1,584
Finished goods	3,927	3,248
Inventory reserve	(3,648)	(3,154)

	$7,289	$7,309

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. Product warranty costs are estimated based upon our historical experience and specific identification of the products’ requirements.

The following table sets forth an analysis of the warranty reserve activity for the quarter ended March 31, 2004 and year ended December 31, 2003, respectively (in thousands):

	March 31, 2004	December 31, 2003
Accrued Warranty:
Beginning balance	$1,262	$1,154
New product warranties	196	827
Settlement of warranties	(84)	(776)
Other changes/adjustments to warranties	(15)	57

Ending balance	$1,359	$1,262

NOTE 4 – COMPREHENSIVE INCOME

The components of other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(585)	$(4,361)
Foreign currency translation adjustments	(826)	442
Unrealized loss on securities	1	(39)

Comprehensive loss	$(1,410)	$(3,958)

NOTE 5 – BUSINESS SEGMENTS

The following table presents revenue and income for our three principal business segments (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue:
High Reliability	$9,873	$7,833
I-Bus Computing Systems	—	—
Winding Equipment	592	2,408

Consolidated total	$10,465	$10,241

Income (loss):
High Reliability	(226)	(2,766)
I-Bus Computing Systems	—	(114)
Winding Equipment	420	(265)

Total segment operating income (loss)	194	(3,145)
Corporate expenses	818	943
Gain on sale of businesses	—	(228)
Interest and other income, net	(69)	(60)

Loss from continuing operations before income taxes	$(555)	$(3,800)

NOTE 6 – DISCONTINUED OPERATIONS

In March 2001, the Company sold the assets of its defense contracting business in separate transactions with two buyers, for an aggregate purchase price of approximately $20.7 million. The buyers assumed certain liabilities and ongoing contractual obligations of the business and hired most of the employees of the business. The Company retained certain leases and lease obligations expiring in 2006. The net lease obligations are $1 million and run through the first quarter in 2006 of which $487,000 has been reserved for as of March 31, 2004. The Company increased the reserves for net lease obligations by $720,000 in the first quarter of 2003, which covers lease payments through the first quarter of 2005. The owner of the vacant facility is actively marketing the property for sale or lease. Additional reserves may be required if these marketing activities do not result in a sale or lease before the end of 2004. In September 2002, the Company decided to suspend the operations of its subsidiary, PurePulse Technologies, Inc. PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals. The Company plans to preserve its intellectual property and certain other technology assets for a possible future sale of such assets. Operating results of the discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations. The businesses included in discontinued operations had sales aggregating $112,000, and $180,000 in the quarters ended March 31, 2004, and 2003, respectively. These amounts are not included in net sales in the accompanying consolidated statements of operations.

NOTE 7 – RELATED PARTIES

We transact business with one company considered to be a related party. Our Swiss subsidiary, Maxwell SA, leases its facility from Montena SA. Jose Cortez is the CEO of Montena SA and is a member of the Maxwell Technologies, Inc. board of directors. The amount of lease payments paid to Montena SA during the quarters ended March 31, 2004, and 2003, were $199,000, and $169,000 respectively. In addition, Montena SA is an approximate 18% shareholder of Maxwell Technologies common stock.

NOTE 8 – LEGAL PROCEEDINGS

We have been named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf and alleges damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will not materially adversely affect the financial position, results of operations or cash flows of the Company.

NOTE 9 – SHORT-TERM AND LONG-TERM BORROWING

In February 2004, we secured a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement requires us to maintain a minimum tangible net worth of $15 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. As of March 31, 2004, none of the U.S. credit line was drawn.

At the beginning of 2004, Maxwell SA obtained a $925,000 term loan for financing the acquisition of specific capital equipment. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the $925,000 limit and repaid over one to five years. If funds were borrowed at the beginning of 2004 and repaid over a 5-year period, the interest rate would be 4.3%. As of March 31, 2004, $179,000 of the term loan was drawn.

Maxwell SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right of return on their advance if the product is not delivered by a specific date. As of March 31, 2004, we had issued guarantees of 200,000 Euro or approximately $234,000 related to these product arrangements, most of which we expect to ship to customers in 2004 and 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our European Subsidiary, Maxwell Technologies, SA, all references to “Electronic Components Group” refer to our former subsidiary, Maxwell Electronic Components Group, Inc., which has been merged into Maxwell; all references to “I-Bus/Phoenix” refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to “PurePulse” refer to our non-operating subsidiary, PurePulse Technologies, Inc.

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date of this Quarterly Report. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause our results of operations to be materially and adversely affected in future periods:

•	decline in the domestic and global economy that may delay the development and introduction by our customers of products that incorporate our components and systems;

•	success in the introduction and marketing of new products into existing and new markets;

•	ability to manufacture existing and new products in volumes demanded by our customers and at competitive prices with adequate gross margins;

•	market success of the products into which our products are integrated;

•	ability in growing markets to increase our market share relative to our competitors;

•	success in meeting cost-reduction goals in the restructuring and reorganizing of our businesses;

•	ability to successfully integrate our businesses with operations of acquired businesses; and

•	ability to finance the growth of businesses with internal resources or through outside financing at reasonable rates.

Many of these factors are beyond our control. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan. Subsequently, we provide a summary of some of the highlights from the quarter ended March 31, 2004, followed by a discussion of the different aspects of our business. We then proceed, on page 14, to discuss our results of operations for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Thereafter, beginning on page 17, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” Beginning on page 19, we discuss our critical accounting policies, the impact of inflation on our business and new accounting pronouncements.

It should be noted that the following discussion and the historical information included therein contain forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment in determining allowance for inventory reserves, bad debt allowance, allowance for deferred tax assets and tax expenses in the future. In addition, our estimation of liquidity for fiscal year 2004 may be significantly different than our actual results. Negative changes in revenues will affect our estimation in cost of sales, research and development, selling, general and administrative and other aspects of our business.

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

Highlights of the Quarter Ended March 31, 2004

Partially as a result of the efforts we began in 1999 to re-focus on our core product lines and to exit non-strategic businesses, we reduced our loss from continuing operations for the three months ended March 31, 2004 to $555,000, or $.04 per diluted share, from a loss of $3.8 million, or $.28 per diluted share, for the three months ended March 31, 2003.

During the three months ended March 31, 2004, we continued to focus on developing strategic alliances, introducing new products, reducing product costs, and increasing revenue. Some of these efforts are described below:

•	We continued our efforts to commercialize our proprietary BOOSTCAP® ultracapacitors in China through our manufacturing and marketing alliance with Yeong Long Technologies, Co, Ltd. (“YEC”), and we placed our first order for 5- and 10-farad cells for delivery in 2004 with YEC. This manufacturing alliance will provide Maxwell with an additional low cost supply of ultracapacitors and help position us as a global supplier of ultracapacitors.

•	We introduced our new BCAP0350 D Cell BOOSTCAP® ultracapacitor, the first in a series of new ultracapacitors to be standardized on battery-sizing to drive down costs and ease the integration of the technology. By standardizing ultracapacitors, Maxwell is reducing its manufacturing costs and passing savings directly to OEMs, as well as reducing time-to-market by supplying known form factors for seamless, rapid product integration.

•	We were selected to supply BOOSTCAP® ultracapacitors for hybrid gasoline-electric transit buses being built for a California Transit facility. This production-level order resulted from the strategic alliance formed with ISE Research in 2002.

•	We entered into a strategic alliance with Hydrogenics Corporation to collaborate on integrating Maxwell’s BOOSTCAP® ultracapacitors into Hydrogenics’ fuel cell power systems. The alliance consists of a joint development program designed to accelerate ultracapacitor and fuel cell integration.

With the completion of these actions, our product offerings have increased and our focus on cost efficient products has driven improvements in profitability.

Outlook for the Remainder of 2004

In December 2003, we completed the restructuring and re-focusing of our business, a process we began in late 1999. As a result of our efforts, we have reduced our quarterly break-even revenue threshold. This was done through a combination of downsizing and cost reduction, increases in productivity and the phase-out of low margin products. In addition, at the close of the quarter ended March 31, 2004, we had approximately $8.5 million in cash and $2.4 million in short-term investments. With the continuing growth of our ultracapacitor business and focus on high-margin products, we expect to become profitable by the end of 2004. By matching our capital expenditures to our depreciation, we also expect to become cash flow neutral.

Although we believe that the expectations reflected in our 2004 outlook are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Business Segments

Consistent with our strategy to establish Maxwell as a leading developer and manufacturer of highly-reliable, innovative and cost-effective energy storage and power delivery solutions, during 2003 we completed the divestiture and phase-out of our electronic components tester business, magnetic-based power systems products and Winding Equipment business segment. We are currently focused on our remaining High Reliability business segment, which is comprised of three product lines:

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

Results of Operations—Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Total Revenue

Total revenue for the three months ended March 31, 2004 was approximately $10.5 million including the final $1 million payment of a total of $5 million in license fees received from YEC in exchange for the right to manufacture our BOOSTCAP® ultracapacitors in China. The license fee payment is a one time event and is shown as a separate line item in our Consolidated Statements of Operations. Product revenue (which excludes the YEC license fees) for the three months ended March 31, 2004 was approximately $9.5 million compared to approximately $10.2 million for the same period in 2003, which was a reduction of $776,000 or 8%. The reduction was attributed primarily to our Winding Equipment business, which was sold in the fourth quarter of 2003. Revenue from the Winding Equipment business relating to certain existing contracts which did not transfer to the buyer, was approximately $600,000 in the three months ended March 31, 2004 compared to $2.4 million in the same period in 2003. Increases in revenue from our flagship product, BOOSTCAP® ultracapacitors, and our other High Reliability segment revenue were more than offset by the $1.8 million reduction in revenue from the Winding Equipment business.

Segment Revenue

High Reliability

For the three months ended March 31, 2004, revenue from our High Reliability business segment was approximately $9.9 million compared to approximately $7.8 million for the same period in 2003, which was an increase of $2.0 million, or 26%. Product revenue (which excludes the YEC license fee) for the three months ended March 31, 2004 was approximately $8.9 million compared to approximately $7.8 million for the same period in 2003, which was an increase of $1.0 million, or 13%. The primary source of the increase in High Reliability revenue was the High Voltage Capacitor product line and BOOSTCAP® ultracapacitor product line. The BOOSTCAP® ultracapacitor product line generated product revenue growth of 54% during the three months ended March 31, 2004 compared to the same period in 2003. BOOSTCAP® ultracapacitor revenue growth was driven by sales of ultracapacitors utilized in digital cameras. These increases were partially offset by a reduction in revenue from our lower margin magnetics-based Power Systems products, which we are phasing out.

Winding Equipment

For the three months ended March 31, 2004, revenue from our Winding Equipment business segment was approximately $600,000 compared to approximately $2.4 million for the same period in 2003, which was a decrease of $1.8 million or 75%. We determined that our Winding Equipment business segment was not adding value to the Company in terms of margin contribution, technological advances, improvement in market share or contributing to improvements in economies of scale. Therefore, this segment of our business was sold at the end of December 2003. We reported the results of operations of the Winding Equipment product line as continuing operations because of our continued involvement in this segment during the three months ended March 31, 2004.

Gross Profit

For the three months ended March 31, 2004, gross profit was approximately $3.4 million, or 32% of sales, compared to $1.3 million, or 13% of sales, for the three months ended March 31, 2003. Gross profit excluding YEC license fees was approximately $2.4 million, or 25% of sales, for the three months ended March 31, 2004 compared to $1.3 million, or 13% of sales, for the three months ended March 31, 2003. There are numerous factors that can influence gross profit including product mix, pricing, volume, warranty costs and charges related to excess and obsolete inventory. It is difficult to precisely quantify the impact of each item on gross profit and, therefore, the following quantification of the reasons for the change in gross profit are estimates only.

Gross profit improved approximately 6% points due to the phase out of low margin magnetics-based Power System products in the three months ended March 31, 2004. Improved pricing on final shipments to certain Power System customers during the three months ended March 31,2004 positively impacted gross profit as compared to the same period in 2003. The sale of the Winding Equipment business reduced aggregate gross profit; however, as a percentage of revenue, gross profit improved 45% in the three months ended March 31, 2004 as compared to the same period in 2003. Gross profit improved approximately 5% from the Microelectronics product line due to improved manufacturing processes, which reduced scrap, and due to the recovery of certain components scrapped in prior periods. Gross profit from the BOOSTCAP® ultracapacitor product line, excluding YEC fees, improved 15% in the three months ended March 31, 2004 as compared to the same period in 2003. Improvements in BOOSTCAP® ultracapacitor gross profit were generated primarily through higher production volumes in the three months ended March 31, 2004, which improved utilization of factory capacity. The gains in factory utilization were partially offset by an approximate $500,000 reserve for a customer order received in the first quarter of 2004 for ultracapacitors, which were priced below our current product cost.

Total Operating Expenses

Operating expenses decreased $1.1 million, or 22%, to $4 million for the three months ended March 31, 2004 compared to the same period in 2003. Operating expenses for the three months ended March 31, 2004 were approximately 38% of sales compared to 50% of sales for the same period in 2003. The reduction in operating expenses was due to cost reduction measures, including a reduction in force in the fourth quarter of 2003 and improved manufacturing efficiency. The phase-out of low margin products in the latter part of 2003 helped reduce operating expenses as well.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses decreased approximately $1.3 million, or 31%, to $2.8 million for the three months ended March 31, 2004 as compared to the same period in 2003. As a percentage of net revenues, SG&A expenses decreased to 27% for the three months ended March 31, 2004 from 40% for the three months ended March 31, 2003. During the three months ended March 31, 2003, the Company recorded $500,000 in charges related to reserves against loans made to a former subsidiary and accruals for severance to the former Chief Executive Officer. The sale of the Winding Equipment business also contributed to the reduction of SG&A expenses in the three months ended March 31, 2004 as compared to the same period in 2003.

Research & Development (R&D) Expense

Research and development expenses decreased approximately $89,000, or 7%, to $1.2 million for the three months ended March 31, 2004 as compared to the same period in 2003. As a percentage of net revenue, research and development expense was 12% for the three months ended March 31, 2004 compared to 13% for the same period in 2003. The R&D expense decrease was a result of reductions in the Microelectronics radiation research group during the latter part of 2003.

Loss From Continuing Operations Before Income Taxes

The loss from continuing operations decreased $3.2 million to $555,000, or 5%, of net revenue for the three months ended March 31, 2004 compared to $3.8 million, or 37%, of net revenue for the same period in 2003. The phase out of our low margin magnetics-based Power System products, the sale of the Winding Equipment business, improved manufacturing processes, and higher factory capacity utilization, all contributed positively to the continuing operating results for the three months ended March 31, 2004.

Provision (Benefit) For Income Taxes

There was no income tax provision or benefit for the three months ended March 31, 2004 as compared to a benefit of $14,000 for the three months ended March 31, 2003. We had net deferred tax assets before our valuation allowance of approximately $34.2 million at March 31, 2004 and December 31, 2003.

Acquisitions, Divestitures, Discontinued Operations and Other Events

Acquisitions

In July 2002, we acquired Montena Components Ltd., a provider of ultracapacitors and high-voltage capacitors to OEM customers and automated winding equipment used to produce capacitors and lithium batteries, for approximately $3.0 million in cash and 2.25 million shares of Maxwell common stock. This acquisition brought us an additional high reliability power business focused on ultracapacitors and high-voltage capacitors and additional design and production capabilities that enhanced our profile as a reliable, global supplier. (See “—Divestitures” below for a discussion of our disposition of the Winding Equipment business, which we acquired through our acquisition of Montena Components Ltd.)

Divestitures

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

In December 2003, Maxwell SA (our Swiss subsidiary formerly known as Montena Components Ltd.) sold all of the fixed assets, substantially all inventory, and all warranty and employee agreement obligations of its Winding Equipment business, located in Matran, Switzerland, to Metar SA, a new company formed by the former CEO of Montena Components Ltd and Metar SA employees. The business was sold for $324,000, and we recognized a net loss of $538,000.

Discontinued Operations

In June 2003, we discontinued marketing and supporting our electronic components tester business and recorded charges in cost of sales of $444,000 primarily attributable to excess inventory and equipment, $393,000 primarily attributable to warranty buy-outs, and $259,000 primarily attributable to expected future warranty returns in the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003, respectively. Sales for our electronic components tester business were immaterial in all periods presented.

In March 2001, we sold our Government Systems business for $20.7 million and recorded a gain of $1.1 million, net of a $2.7 million provision mainly related to ongoing lease obligations. As of March 31, 2004, the remaining lease obligation, which expires in April 2006, is $1 million with a reserve provision of $487,000.

Other Events

During the third quarter of 2003, Montena SA acquired and sold a certain number of shares of its Maxwell common stock within a six month period, generating a “short swing” profit of approximately $186,000, which was paid to Maxwell and is recorded in additional paid-in capital in our unaudited consolidated balance sheet for the period ended March 31, 2004.

Liquidity and Capital Resources

Changes in Cash Flow

During the three months ended March 31, 2004, we used $1.4 million of cash in operating activities, as compared with $800,000 during the same period in 2003. In the three months ended March 31, 2004, our cash used in investing activities was attributable to purchases of property and equipment. In the three months ended March 31, 2003, our net cash provided by investing activities originated from the liquidation of short-term investments. Cash provided by financing activities during the three months ended March 31, 2004 was generated from option exercises and increases in long-term borrowing by Maxwell SA. Cash provided by financing activities during the three months ended March 31, 2003 was due to increases in short-term borrowing by Maxwell SA, and exercise of stock options.

Net accounts receivable increased to $6.9 million at March 31, 2004 from $5.9 million at December 31, 2003. The increase in net accounts receivable was due to higher revenue from our High Voltage capacitor business in Switzerland and from a larger percentage of US shipments during the last month of the quarter ended March 31, 2004.

Net inventory remained at the same level of $7.3 million at March 31, 2004 and at December 31, 2003, and therefore had no impact on cash used in operating activities.

Prepaid expenses and other current assets remained $1.1 million at March 31, 2004 and December 31, 2003, and therefore had no impact on cash used in operating activities.

Accounts payable and other accrued liabilities decreased approximately $1 million to $6.7 million at March 31, 2004 from $7.7 million at December 31, 2003. This decrease was primarily due to the sale of the Winding Equipment business and the phase-out of our low margin Power System products.

Liquidity

The restructuring plan that we started in 1999 was completed in 2003. We began realizing the benefit of our restructuring effort in the fourth quarter of 2003 and continued to realize that benefit in the three months ended March 31, 2004. All indicators such as productivity, lower product cost and new product introductions have increased. The reduction of overhead and increased productivity have improved our gross margin and reduced our operating expenses in the three months ended March 31, 2004. Based on our current plan, we believe we will generate positive cash flow from operations for the year ending December 31, 2004. In

February 2004, we secured a $3.0 million line of credit from a U.S. bank that is available for working capital needs; the line has not been used to date. We also have a line of credit for $1.6 million from a Swiss bank for working capital in Switzerland. The line has been fully used as of March 31, 2004. We had $8.5 million in cash and $2.4 million in short-term investments as March 31, 2004. We also have a $925,000 term loan available from a Swiss bank for capital equipment purchases, of which we have utilized $179,000 in the first quarter of 2004 to finance the purchase of equipment used in the upgrade of our High Voltage capacitor manufacturing facility. We have a loan from the Maxwell SA employee pension fund in the amount of approximately $156,000. We believe the liquidity provided by the existing cash and cash equivalents, as well as the cash generated from operations and cash available under our lines of credit, will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months. Failure to achieve expected cash flows or to obtain additional debt or equity investments, if necessary, would have a material adverse effect on us.

Maxwell SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right of return on their advance if the product is not delivered by a specific date. As of March 31, 2004, we had issued guarantees of $234,000 related to these product arrangements, most of which we expect to ship to customers in 2004 and 2005.

Short-term and Long-term Borrowings

Short-term Borrowings

Maxwell SA, our European Subsidiary, has a $1.6 million bank credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 5.5% plus .25% for every quarter borrowings are outstanding. Borrowings under the credit agreement are secured by the assets of Maxwell SA. As of March 31, 2004, the full amount of the credit line was drawn.

In February 2004, we secured a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement requires us to maintain a minimum tangible net worth of $15 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. As of March 31, 2004, none of the U.S. credit line was drawn.

Long-term Borrowings

At the beginning of 2004, Maxwell SA obtained a $925,000 term loan for financing the acquisition of specific capital equipment. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the $925,000 limit and repaid over one to five years. If funds were borrowed at the beginning of 2004 and repaid over a 5-year period, the interest rate would be 4.3%. As of March 31, 2004, $179,000 of the term loan was drawn.

Maxwell SA had a loan from the Montena SA pension plan for 300,000 Swiss Francs, or $250,000, at December 31, 2003. Maxwell SA repaid 100,000 Swiss Francs of this loan during the first quarter of 2004, which resulted in an ending balance of $156,000 as of March 31, 2004. The loan from the pension plan bears interest at the variable mortgage rate of the Banque Cantonale de Fribourg plus 1%, which resulted in a 5% interest rate for the quarter ended March 31, 2004.

Contractual Obligations

The following table identifies significant contractual obligations outstanding as of March 31, 2004 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$6,915	$1,209	$4,523	$1,183	$—

Purchase commitments (2)	1,400	1,400	—	—	—

Debt obligations (3)	1,895	1,752	107	36	—

Total	$10,210	$4,361	$4,630	$1,219	$—

(1)	Operating lease obligations represent building leases and vehicle leases for management personnel at our Rossens, Switzerland, facility.
(2)	Purchase commitments represent the value of small cells ordered from, and produced by YEC, Maxwell’s strategic alliance manufacturer in China.
(3)	Debt obligations represent long-term and short-term borrowings and current portion of long-term debt.

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

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Such revenue is typically recognized as products are shipped and title passes to the customer. Revenue from licensing arrangements became significant during 2003 in relation to our strategic alliance with YEC, which paid us for the right to manufacture our proprietary BOOSTCAP® Ultracapacitors. License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. In general, we do not offer discounts and there is no right of return. We do not provide installation services or incur-post-sale obligations other than product warranty, which is accrued for at the time of sale.

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

Assets Held for Sale and Remaining Lease Obligation

In December 2003, we sold the building formerly occupied by I-Bus/Phoenix, which was classified as Assets Held for Sale in 2002. Proceeds from the sale of the facility were approximately $9.0 million and closing expenses were $387,000, resulting in a gain from the sale of the facility of $1.2 million.

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

Excess and Obsolete Inventory

We value inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with current and committed inventory levels. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. We have recorded significant charges for reserves in recent periods to reflect changes in market conditions. We believe that future events are subject to change and errors in estimates may have significant adverse impact on our balance sheet.

Long-Lived Assets and Other Intangible Assets

Long-lived assets such as property, plant and equipment and other intangible assets are reviewed for impairment whenever events and changes in business circumstances indicate that the carrying value of the long-lived asset may not be recoverable in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The most significant assumptions in the analysis of impairment involve estimates of future discounted cash flows. We use cash flow assumptions that are consistent with our business plans and consider other relevant information. If we determine that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair market value. If there are changes in business circumstances or in the key assumptions used in estimating undiscounted cash flows, the carrying value of our long-lived assets may be overstated or understated, as well as the related impairment charge.

Goodwill

We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires that goodwill no longer be amortized but be subject to an annual impairment test and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The first step consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values of the reporting unit, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill.

In assessing the implied fair value of goodwill, we have made assumptions regarding estimates of future cash flows and other operating factors. The most significant assumptions in the analysis of impairment involve estimates of revenue and expense forecasts of the reporting unit. If there are changes in business circumstances in the key assumptions used in estimating the fair value of the reporting unit, the carrying value of our goodwill may be overstated or understated, as well as the related impairment charge. We cannot state with certainty that we may not incur charges for impairment of goodwill in the future if the fair value of Maxwell Technologies and Maxwell SA decrease due to market conditions or other unanticipated circumstances. We may have to revise our assumptions and incur additional charges. Any additional impairment charges will adversely affect our results of operations.

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof as to their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We determined that it was appropriate to record a valuation allowance as of March 31, 2004 against our deferred tax assets based on the recent history of losses to amounts that are expected to be more likely than not realizable. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to our effective tax rate.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the quarters ended March 31, 2004, and March 31, 2003. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

New Accounting Pronouncements

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46), as revised December 2003. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or is entitled to receive the majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to the first interim or annual period ending after December 15, 2003. The application of FIN 46 did not have a material effect on our consolidated financial statements.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses. Changes in these currency exchange rates impact the U.S. dollar amount of revenue and expenses. We do not hedge our currency exposures.

Interest Rate Risk

At March 31, 2004, we had $1.7 million or 2.2 million Swiss Franc denominated term debt. The carrying value of our short-term borrowings approximates fair value due to the short maturity dates of the underlying instruments. We do not anticipate significant interest rate swings in the near future; however, the exchange loss or gain may significantly affect our balance sheet or statement of operations.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2004, a third party manages approximately $2.4 million of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Richard D. Balanson, our Chief Executive Officer, and Tesfaye Hailemichael, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, they believe that:

•	our disclosure controls and procedures were effective to ensure that information required to be disclosed by us (including our consolidated subsidiaries) in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting. There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts we believe to be adequate. We have been named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf and alleges damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will not materially adversely affect the financial position, results of operations or cash flows of the Company.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to stockholders during the first quarter of 2004.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 15, 2004, we filed a report on Form 8-K with the SEC relating to the sale of our Winding Equipment business segment to Metar SA and the sale of our former I-Bus manufacturing and administrative facility in San Diego, California to Horizon Christian Fellowship.

On March 15, 2004, we filed a report on Form 8-K with the SEC relating to the announcement of our preliminary results of operations and financial condition for the fourth quarter and fiscal year ended on December 31, 2003.

On March 29, 2004, we filed a report on Form 8-K with the SEC relating to the resignation of our independent auditor, Deloitte & Touche LLP, with respect to its concerns over our financial staff expertise and the effect of recent turnover in our accounting staff.

On March 30, 2004, we filed a report on Form 8-K with the SEC relating to the filing of Form 10-K and the announcement of our final results of operations and financial condition for the fourth quarter and fiscal year ended on December 31, 2003.

On March 30, 2004, we filed an amended report on Form 8-K with the SEC relating to the filing of our Form 10-K and the announcement of our final results of operations and financial condition for the fourth quarter and fiscal year ended on December 31, 2003.

On March 30, 2004, we filed a second amended report on Form 8-K with the SEC relating to the filing of our Form 10-K and the announcement of our final results of operations and financial condition for the fourth quarter and fiscal year ended on December 31, 2003.

On April 5, 2004, we filed a report on Form 8-K with the SEC relating to our former independent auditor’s agreement with the statements made in our Form 8-K filed on March 29, 2004.

On April 29, 2004, we filed a report on Form 8-K with the SEC relating to our retention of our new independent auditors, McGladrey & Pullen.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date: May 10, 2004	By:	/s/ Richard D. Balanson

Richard D. Balanson
President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ Tesfaye Hailemichael

Tesfaye Hailemichael
Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)