Form 10-Q/A
period 2004-03-31
MAXWELL TECHNOLOGIES INC
filed 2004-05-21
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2004

EXPLANATORY NOTE

Maxwell Technologies, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its quarterly report on Form 10-Q for the quarterly period ended March 31, 2004 that was originally filed on May 10, 2004 (the “Original 10-Q”), to make certain revisions to Part I, Item 4, Controls and Procedures. While this Amendment No. 1 does not update any other information contained in the Original 10-Q, for the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-Q. This Amendment No. 1 also includes new Rule 13(a)-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2, and new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit 32. This Amendment No. 1 continues to speak as of the date of the Original 10-Q, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date.

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

Although we believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported as required, our management has been authorized to augment the current resources of our internal accounting department by adding personnel with GAAP accounting and SEC financial reporting experience. Our decision to augment our internal accounting department was designed to create redundancy of expertise in the department and is not related to any deficiencies in our financial accounting and reporting function. In addition, while we have assessed our disclosure controls and procedures and concluded that no material weaknesses exist, we took the recommendations of our former auditors seriously, and the decision to add personnel to our internal accounting department is intended to strengthen our finance organization.

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

MAXWELL TECHNOLOGIES, INC.

Date: May 21, 2004	By:	/s/ Richard D. Balanson

Richard D. Balanson
President and Chief Executive Officer

Date: May 21, 2004	By:	/s/ Tesfaye Hailemichael

Tesfaye Hailemichael
Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)