Form 10-Q
period 2004-06-30
MAXWELL TECHNOLOGIES INC
filed 2004-08-09
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-15477

MAXWELL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2390133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9244 Balboa Avenue San Diego, California (Address of principal executive offices)	92123 (Zip Code)

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

The number of shares of the registrant’s Common Stock outstanding as of August 6, 2004 was 14,462,411 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2004

i

PART I – Financial Information

Item 1. Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of management of the Company, these unaudited statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of Maxwell Technologies, Inc. for all periods presented.

The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,847	$9,784
Short-term investments	2,213	2,455
Trade and other accounts receivable, net	6,954	5,936
Inventories (Note 3)	8,277	7,309
Prepaid expenses and other current assets	965	1,143

Total current assets	25,256	26,627
Property, plant and equipment, net	10,625	10,769
Other intangible assets, net	1,879	2,002
Goodwill	19,165	19,478
Prepaid pension asset	4,008	3,962
Other non-currrent assets	—	175

	$60,933	$63,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,411	$7,650
Accrued warranty (Note 3)	1,316	1,262
Customer deposits	419	599
Accrued employee compensation	1,844	1,653
Short-term borrowings and current portion of long-term debt (Note 8)	1,761	1,851
Deferred tax liability – current portion	401	339
Net liabilities of discontinued operations (Note 5)	1,177	1,494

Total current liabilities	13,329	14,848

Deferred tax liability – long-term portion	473	473
Long-term debt, excluding current portion	727	—
Commitments and contingencies (Notes 5, 7, and 10)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 14,453 and 14,339 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	1,445	1,434
Additional paid-in capital	114,054	113,221
Accumulated deficit	(71,890)	(70,310)
Accumulated other comprehensive income	2,795	3,347

Total stockholders’ equity	46,404	47,692

	$60,933	$63,013

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues:
Products	$7,136	$7,915	$16,009	$15,748
License Fees	—	—	1,000	—

Total net revenues	7,136	7,915	17,009	15,748
Cost of sales	5,275	6,827	12,190	14,060

Gross profit	1,861	1,088	4,819	1,688
Operating expenses (income):
Selling, general and administrative	1,794	2,934	4,561	6,003
Research and development	1,392	1,550	2,610	2,834
Amortization of other intangibles	19	19	38	38
Gain on sale of business	—	(235)	—	(463)

Total operating expenses	3,205	4,268	7,209	8,412

Loss from operations	(1,344)	(3,180)	(2,390)	(6,724)
Interest income, net	10	4	62	28
Other (expense) income, net	6	(19)	25	21

Loss from continuing operations before income taxes	(1,328)	(3,195)	(2,303)	(6,675)
Income tax provision (benefit)	64	13	64	19

Loss from continuing operations	(1,392)	(3,208)	(2,367)	(6,694)
Discontinued operations (Note 5):
Income (loss) from discontinued operations, net of tax	397	(231)	787	(1,106)

Net loss	$(995)	$(3,439)	$(1,580)	$(7,800)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.10)	$(0.23)	$(0.16)	$(0.49)
Income (loss) from discontinued operations, net of tax	0.03	(0.02)	0.05	(0.08)

Net loss per common share	$(0.07)	$(0.25)	$(0.11)	$(0.57)

Shares used in computing net loss per common share – basic and diluted	14,455	13,774	14,416	13,758

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(2,367)	$(6,694)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,665	1,941
Gain on sales of property and equipment	(81)	(26)
Gain on sales of businesses	—	(435)
Provision for losses on accounts receivable	34	248
Other non-cash items	—	172
Changes in assets and liabilities:
Trade and other accounts receivable	(1,056)	2,288
Inventories	(994)	455
Prepaid expenses and other assets	722	(681)
Deferred income taxes	62	13
Accounts payable and accrued liabilities	(1,228)	(3,147)
Customer deposits	(180)	3,306
Accrued employee compensation	191	322

Net cash used in operating activities	(3,232)	(2,238)

Cash flows from investing activities:
Proceeds from sale of businesses	—	496
Acquisition of property, plant and equipment	(1,772)	(1,093)
Proceeds from sale of property and equipment	17	—
Proceeds from sale of short-term investments	376	4,388
Purchases of short-term investments	(151)	(2,490)

Net cash (used in) provided by investing activities	(1,530)	1,301

Cash flows from financing activities:
Principal payments on long-term debt and short-term borrowings	(921)	(520)
Proceeds from long-term and short-term borrowings	1,473	692
Proceeds from exercise of stock options	844	183

Net cash provided by financing activities	1,396	355

Decrease in cash and cash equivalents from continuing operations	(3,366)	(582)
Net cash provided by (used in) discontinued operations	470	(1,060)
Effect of exchange rate changes on cash and cash equivalents	(41)	36

Decrease in cash and cash equivalents	(2,937)	(1,606)
Cash and cash equivalents at beginning of period	9,784	3,545

Cash and cash equivalents at end of period	$6,847	$1,939

Supplemental disclosures of cash flow information:
Cash paid for interest	$15	$4
Cash paid for income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of Maxwell Technologies, Inc. for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

The Company’s defense contracting business, which was sold in March 2001, and its PurePulse business, which was discontinued in September 2002, each of which was previously reported as a separate segment, have been classified as discontinued operations in the accompanying consolidated financial statements (Note 5). Our Winding Equipment segment, which was sold in December 2003, and which was recorded as continuing operations through the first quarter of fiscal year 2004, has now been reclassified as discontinued operations. During the second quarter of 2004, we concluded our continuing involvement in the Winding Equipment business, with the shipment of the final Metar product orders owned by Maxwell. Based on the Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations related to the work in progress of our Winding Equipment business should be classified as “Discontinued Operations” in the accompanying financial statements. Accordingly, we have reclassified the results of operations of this business to reflect this determination. As a result of the reclassification of the Winding Equipment business, management has determined that the Company is operating as a single segment.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets, and the incurrence of losses on warranty costs and vacant leased facilities. License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We have net deferred tax assets before our valuation allowance, which are still available for us to use in the future to offset taxable income. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. With respect to vacant leased facilities, commercial real estate markets have been depressed due to continued poor economic conditions and spending reductions by businesses and government agencies. As a result of these and other factors, actual results could differ from the estimates used by management.

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company’s fiscal quarters end on the last day of the calendar month on March 31, June 30, September 30, and December 31.

Computation of Net Loss per Common Share

Basic loss per common share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options of the Company, assuming their exercise using the “treasury stock” method. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator
Basic:
Loss from continuing operations	$(1,392)	$(3,208)	$(2,367)	$(6,694)
Income (loss) from discontinued operations	397	(231)	787	(1,106)

Net Loss	$(995)	$(3,439)	$(1,580)	$(7,800)

Denominator
Basic:
Weighted average shares outstanding	14,455	13,774	14,416	13,758
Diluted:
Effect of dilutive securities:
Common stock options	—	—	—	—

Total weighted average common and potential common shares outstanding	14,455	13,774	14,416	13,758

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.10)	$(0.23)	$(0.16)	$(0.49)
Income (loss) from discontinued operations	0.03	(0.02)	0.05	(0.08)

Basic and diluted net loss per common share	$(0.07)	$(0.25)	$(0.11)	$(0.57)

For the three and six-month periods ended June 30, 2004 and 2003, common stock options to purchase 1,172,348 and 975,498 shares for 2004, and 49,808 and 56,462 shares for 2003, respectively, were not included in the calculation of diluted net loss per share, as their effect would have been antidilutive.

Stock Option Plans

The Company has adopted the disclosure only provisions of Statement No. 123 of the Financial Accounting Standards Board (“FASB”), Accounting for Stock-Based Compensation (“Statement No. 123”) as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transitions and Disclosure. In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted in the quarter ended June 30, 2004. In the quarter ended June 30, 2003, $300,000 was recognized as a compensation charge for stock options granted to the Company’s former Chairman. If the Company had elected to recognize compensation cost based on the fair value method prescribed by Statement No. 123, the Company’s net loss from continuing operations and diluted loss from continuing operations per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(995)	$(3,439)	$(1,580)	$(7,800)
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	49	(2,410)	(2,844)	(4,237)

Pro forma net loss	$(946)	$(5,849)	$(4,424)	$(12,037)

Loss per share:
Basic and diluted–as reported	$(0.07)	$(0.25)	$(0.11)	$(0.57)
Basic and diluted–pro forma	$(0.07)	$(0.42)	$(0.31)	$(0.87)

The pro forma adjustments shown above are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows:

Three Months Ended	Risk-Free Interest Rates	Dividend Yields	Volatility Factors	Weighted- Average Expected Terms
June 30, 2004	3.3%	0.0%	53.6%	5 years
June 30, 2003	3.3%	0.0%	62.9%	5 years

Six Months Ended
June 30, 2004	3.5%	0.0%	56.5%	5 years
June 30, 2003	3.3%	0.0%	56.6%	5 years

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof as to their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We determined that it was appropriate, based on the history of losses, to record a valuation allowance as of June 30, 2004 against our deferred tax assets that are, more likely than not, unrealizable. The deferred tax assets are still available for us to use in the future to offset taxable income, which could result in a future recognition of a tax benefit and reduction to our effective tax rate. The provision recorded in 2004 relates to taxable income of our Swiss subsidiary which cannot be offset against other Company losses. This created a net tax provision although the Company reported a consolidated loss from continuing operations.

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Such revenue is typically recognized as products are shipped and title passes to the customer. Revenue from licensing arrangements became significant during 2003 in relation to our strategic alliance with YEC, which paid us for the right to manufacture our proprietary BOOSTCAP® ultracapacitors. License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is reasonably assured. In general, we do not offer discounts and there is no right of return. We do not provide installation services or incur post-sale obligations other than product warranty, which is accrued at the time of sale.

Recent Pronouncements

In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (“Statement No. 132R”).” Statement No. 132R revises SFAS No. 132 in order to improve financial statement disclosures for defined benefit plans. Statement No. 132R requires disclosure in greater detail of plan assets, obligations, cash flows, benefit costs, and other relevant information. Disclosures in interim financial statements are also expanded to require information about various elements of pension and other postretirement benefit costs. Statement No. 132R is effective for financial statements with fiscal years ending after December 15, 2003, and the interim provisions are required for periods beginning after December 15, 2003. The adoption of this statement has not had a material impact on our results of operations or financial condition.

In January 2003, the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), as revised December 2003. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 did not have a material effect on our consolidated financial statements.

NOTE 3 – BALANCE SHEET DETAILS

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Inventories:
Raw materials and purchased parts	$5,748	$5,631
Work-in-process	1,157	1,584
Finished goods	4,361	3,248
Inventory reserve	(2,989)	(3,154)

	8,277	7,309

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. Product warranty costs are estimated based upon our historical experience and specific identification of the products’ requirements. The following table sets forth an analysis of the warranty reserve activity for the six months ended June 30, 2004 and 2003, respectively (in thousands):

	Six Months Ended
	June 30, 2004	June 30, 2003
Accrued Warranty:
Beginning balance	1,262	$947
New product warranties	336	427
Settlement of warranties	(274)	(354)
Other changes/adjustments to warranties	(8)	(154)

Ending balance	$1,316	$866

NOTE 4 – COMPREHENSIVE INCOME

The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(995)	$(3,439)	$(1,580)	$(7,800)
Foreign currency translation adjustments	281	278	(545)	720
Unrealized loss on securities	(8)	(23)	(7)	(62)

Comprehensive loss	$(722)	$(3,184)	$(2,132)	$(7,142)

NOTE 5 – DISCONTINUED OPERATIONS

In March 2001, the Company sold the assets of its defense contracting business in separate transactions with two buyers, for an aggregate purchase price of approximately $20.7 million. The buyers assumed certain liabilities and ongoing contractual obligations of the business and hired most of the employees of the business. The Company retained certain leases and lease obligations expiring in 2006. The lease obligations are approximately $890,000 and run through the first quarter in 2006; approximately $650,000 has been reserved for as of June 30, 2004. The Company increased the reserves for lease obligations by $250,000 in the second quarter of 2004, and reserves now cover the lease payments through October 2005. The reserves are shown separately, along with approximately $524,000 of minority interest in the equity of the business, in net liabilities of discontinued operations in the Consolidated Balance Sheet. The owner of the vacant facility is actively marketing the property for sale or lease. Additional reserves may be required if these marketing activities do not result in a sale or lease before the end of 2004.

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

In 2003, the Company determined that its Winding Equipment business was not adding value to the Company in terms of margin contribution, technological advances, improvement in market share or contributing to improvements in economies of scale. Therefore, this line of business was sold in December 2003. Until the current fiscal quarter, we had reported the results of this business as continuing operations because of our continued involvement with contracts, customers and orders that existed prior to the sale date and that did not transfer to the buyer. Except for potential warranty obligations, these commitments have been met. Accordingly, we have determined that this business should no longer be classified as a continuing operation.

The businesses included in discontinued operations had sales aggregating $419,000, and $2.7 million in the quarters ended June 30, 2004, and June 30, 2003, respectively. Sales for the six-month periods ended June 30, 2004 and June 30, 2003 were $1.0 million and $5.1 million, respectively. The businesses included in discontinued operations had income, net of taxes, aggregating $397,000 in the quarter ended June 30, 2004, and losses, net of taxes, of $231,000 in the quarter ended June 30, 2003. Discontinued operations had income, net of taxes, aggregating $787,000 in the six-month period ended June 30, 2004, and losses, net of taxes, of $1.1 million in the six-month period ended June 30, 2003. These amounts are not included in either sales or operating loss in the accompanying Consolidated Statements of Operations.

NOTE 6 – RELATED PARTIES

We transact business with one company considered to be a related party. Our Swiss subsidiary, Maxwell SA, leases its facility from Montena SA, which owns approximately 18% of the Company’s common stock. Mr. Jose Cortes is the CEO of Montena SA and is a member of the Maxwell Technologies, Inc. Board of Directors. The amount of lease payments paid to Montena SA during the quarters ended June 30, 2004, and 2003, were approximately $193,000, and $172,000 respectively.

NOTE 7 – LEGAL PROCEEDINGS

Our subsidiary I-Bus Computing Systems has been named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf and alleges damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will have no material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 8 – SHORT-TERM AND LONG-TERM BORROWING

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs ($1.6 million as of June 30, 2004) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.2%. Borrowings under the credit agreement are secured by the assets of Maxwell SA. As of June 30, 2004, the full amount of this credit line was drawn.

In February 2004, we secured a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime rate plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement requires us to maintain a minimum tangible net worth of $15 million, plus 50% of any consideration from future equity and debt transactions, plus 50% of net income in each fiscal quarter after the date of the agreement. As of June 30, 2004, none of the U.S. credit line was drawn.

At the beginning of 2004, Maxwell SA obtained a 1.2 million Swiss Franc ($908,000 as of June 30, 2004) term loan to finance the acquisition of specific capital equipment. Borrowings under the term loan are secured by the equipment being purchased. This loan bears an average interest rate of 4%, and principal repayments of 230,000 Swiss Francs will be due annually. As of June 30, 2004, $727,000 of the loan is shown as long-term debt on our Consolidated Balance Sheet. As of June 30, 2004, the full amount of the term loan was drawn.

Maxwell SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right of return of their advance if the product is not delivered by a specific date. As of June 30, 2004, we had issued guarantees of $250,000 related to these product arrangements, most of which we expect to ship to customers in 2004 and 2005.

Maxwell SA had a loan from the Montena SA pension plan for 300,000 Swiss Francs, or $250,000, at December 31, 2003. Maxwell SA repaid 100,000 Swiss Francs of this loan during the first quarter of 2004 and the remaining 200,000 Swiss Francs were repaid in the second quarter of 2004. The loan from the pension plan bore interest at the variable mortgage rate of the Banque Cantonale de Fribourg plus 1%.

NOTE 9 – DEFINED BENEFIT PLAN

We have a retirement plan for our Swiss subsidiary that under the guidance of our independent auditors is classified as a defined benefit pension plan. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, the employee is required to contribute an identical amount to the pension plan. This plan has a measurement date of December 31. Components of the net periodic benefit cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$89	$136	$178	$273
Interest cost	124	142	248	284
Expected return on plan assets	(236)	(225)	(472)	(450)
Recognized actuarial loss (gain)	—	(544)	—	(1,089)

Net periodic cost (benefit)	$(23)	$(491)	$(46)	$(982)

Total employer contributions paid during the three and six-month periods ended June 30, 2004, were $0 and $146,000, respectively. Additional employer contributions of approximately $219,000 are expected to be paid during the remainder of fiscal 2004.

NOTE 10 – CONTINGENCIES

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

NOTE 11 – BUSINESS SEGMENTS

Consistent with our strategy to establish Maxwell as a leading developer and manufacturer of highly-reliable, innovative and cost-effective energy storage and power delivery solutions, we have completed the divestiture and phase-out of our Winding Equipment business segment. We are now focused on our remaining High Reliability product lines, which include ultracapacitors, high voltage capacitors, and radiation-mitigated microelectronic products.

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

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan. Subsequently, we provide a discussion of the different aspects of our business followed by highlights from the quarter ended June 30, 2004. We then discuss our results of operations for the quarter and six-month periods ended June 30, 2004 compared with the quarter and six-month periods ended June 30, 2003. Following our results of operations, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” Finally, we discuss our critical accounting policies, the impact of inflation on our business and new accounting pronouncements.

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

Overview

Maxwell Technologies, Inc. is a Delaware corporation headquartered in San Diego, CA, that originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.” In 1996, we changed our name to Maxwell Technologies, Inc. We develop and manufacture innovative, cost-effective energy storage and power delivery solutions.

We strive to design and manufacture our products to perform reliably for the life of the products and systems into which they are integrated. We seek to achieve high reliability through the application of proprietary technologies and rigorously controlled design, development, manufacturing and test processes. This high reliability strategy emphasizes the development and marketing of products that enable us to achieve higher profit margins than commodity electronic components and systems.

Product Lines

Consistent with our strategy to establish Maxwell as a leading developer and manufacturer of highly-reliable, innovative and cost-effective energy storage and power delivery solutions, during 2003 we completed the divestiture and phase-out of all business segments which did not meet this strategy, including our electronic components tester business, magnetics-based power systems products and Winding Equipment business segment. We are now focused on our remaining High Reliability business, which is comprised of three product lines:

•	Ultracapacitors: Our primary product, ultracapacitors, includes our BOOSTCAP® ultracapacitor cells and multi-cell modules and POWERCACHE® backup power systems. These products provide highly reliable power solutions for applications in consumer and industrial electronics, transportation and telecommunications.

•	High-Voltage Capacitors: Our CONDIS® high-voltage grading and coupling capacitors are used in electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•	Radiation-Mitigated Microelectronic Products: Our radiation-mitigated microelectronic products include power modules, memory modules and single-board computers for applications in the space and satellite industries.

Highlights of the Quarter Ended June 30, 2004

Partially as a result of the efforts we began in 2000 to re-focus on our core product lines and to exit non-strategic businesses, we reduced our net loss for the three months ended June 30, 2004 to $995,000, or $0.07 per diluted share, from a net loss of $3.4 million, or $0.25 per diluted share, for the three months ended June 30, 2003.

During the three months ended June 30, 2004, we continued to focus on developing strategic alliances, introducing new products, and reducing product costs and operating expenses. Some of these efforts are described below:

•	Our BOOSTCAP® ultracapacitor production facility in Rossens, Switzerland was certified to the rigorous, auto industry-specific International Organization for Standardization (ISO) TS 16949 standard, confirming the Company’s competence as an automotive supplier and commitment to organizational excellence. This achievement is an important milestone in the Company’s goal of becoming a preferred ultracapacitor supplier for high-volume automotive applications.

•	We have entered into a multi-year strategic development and exclusive supply agreement with Tantalus Systems Corporation to accelerate deployment of advanced meter reading and data management systems in the North American electric utility market. Tantalus will utilize BOOSTCAP® ultracapacitors to power wireless transmitters for its utility network products. The alliance highlights Maxwell’s product application diversity and will help position us to contribute to and profit from the advancing technology for electric, gas and water utility meters.

•	We have entered into a multi-year strategic supply agreement with General Hydrogen Corporation to provide our BOOSTCAP® ultracapacitors for use in fuel cell power systems for electric lift trucks and other applications. Fuel cell systems augmented by ultracapacitors have the potential to provide an efficient, lower maintenance alternative to conventional battery power for end-users.

•	NASA’s Jet Propulsion Laboratory has independently verified the testing methodologies Maxwell uses to demonstrate the fault tolerance of our SCS750 super computer for space. Our product design uses a combination of proprietary packaging and radiation-mitigated architecture to match the fault tolerance of competing products that use radiation-hardened processors, thus providing an alternative that can potentially exceed the processing power of existing components.

•	Our new production line for our CONDIS High Tension capacitors is nearing completion, and the first qualification runs have been successful. We expect this new factory concept to dramatically reduce our lead times and double our available output capacity.

With the completion of these actions, the markets for our product offerings have increased and our focus on cost efficient products has driven improvements in our financial and operational performance.

At the close of the quarter ended June 30, 2004, we had approximately $6.8 million in cash and $2.2 million in short-term investments.

Results of Operations – Quarter and Six-Month Periods Ended June 30, 2004 Compared with Quarter and Six-Month Periods Ended June 30, 2003

Revenue

Revenue for the quarter ended June 30, 2004 was $7.1 million, compared with $7.9 million for the quarter ended June 30, 2003. This represents a decrease of $800,000, or 10%, from the prior year quarter. As anticipated by our focus on our strategic core products, revenue was negatively affected by a decline in our magnetics-based products.

Revenue for the six months ended June 30, 2004 was $17.0 million, compared with $15.7 million for the six months ended June 30, 2003. This represents an increase of $1.3 million, or 8%, from the prior year six-month period. Most of this revenue increase recorded in 2004 resulted from the final $1 million payment in license fees received from Yeong-Long Technologies, Inc. (“YEC”) in exchange for the right to manufacture our BOOSTCAP® ultracapacitors in China. The license fee payment was a one-time event and is shown as a separate line item in our Consolidated Statements of Operations. In addition, the first quarter of 2004 included the final revenue generated from our low-margin magnetics-based Power Systems products, which has since been offset by growth of our three main product lines.

Gross Profit

For the three months ended June 30, 2004, gross profit was approximately $1.9 million, or 26% of revenue, compared with $1.1 million, or 14% of revenue, for the three months ended June 30, 2003. For the six months ended June 30, 2004, gross profit was approximately $4.8 million, or 28% of revenue, compared with $1.7 million, or 11% of revenue, for the prior year six-month period. Product gross profit, which excludes YEC license fees, was approximately $3.8 million, or 24% of revenue, for the six months ended June 30, 2004, compared with $1.7 million, or 11% of revenue, for the six months ended June 30, 2003. Gross profit in the three and six-month periods ended June 30, 2004 has improved compared with the prior year due to our focus on core product lines, the phase-out of low-margin product lines, and improved manufacturing efficiencies.

Total Operating Expenses

Operating expenses were $3.2 million for the three months ended June 30, 2004, compared with $4.3 million for the same period in 2003. This represents a decrease of $1.1 million, or 25%. Operating expenses for the three months ended June 30, 2004 were approximately 45% of revenue compared with 54% of revenue for the same period in 2003.

For the six months ended June 30, 2004, operating expenses were $7.2 million compared with $8.4 million for the same period in 2003. This represents a decrease of $1.2 million, or 14%. Operating expenses for the six months ended June 30, 2004 were approximately 42% of product revenue compared with 53% of revenue for the same period in 2003.

The reduction in operating expenses was due to cost reduction measures, including a reduction in labor force in the fourth quarter of 2003 and improved efficiency due to the elimination of non-strategic product lines. The phase-out of low margin products in the latter part of 2003 contributed to both gross margin improvements as well as operating expense reductions.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were $1.8 million for the three months ended June 30, 2004, compared with $2.9 million for the same period in 2003. This represents a decrease of $1.1 million, or 39%. As a percentage of revenue, SG&A expenses decreased to 25% for the three months ended June 30, 2004 from 37% for the three months ended June 30, 2003. In the quarter ended June 30, 2003, $300,000 was recognized as a compensation charge for stock options granted to the Company’s former Chairman.

SG&A expenses were $4.6 million for the six months ended June 30, 2004, compared with $6.0 million for the same period in 2003. This represents a decrease of $1.4 million, or 24%. As a percentage of revenue, SG&A expenses decreased to 27% for the six months ended June 30, 2004 from 38% for the prior year six-month period. During 2003, the Company recorded $800,000 (including the $300,000 noted above) in charges related to reserves against loans made to a former subsidiary and accruals for severance to the former Chairman. Reductions in labor force in the fourth quarter of 2003, as well as reductions of commission payments in 2004 also contributed to the overall decrease in the current year.

Although it is not yet possible to quantify at this time, we expect to incur expenses in the third and fourth quarters of 2004 related to our compliance activities pursuant to recently enacted section 404 of the Sarbanes-Oxley Act of 2002.

Research & Development (R&D) Expense

Research and development expenses were $1.4 million for the three months ended June 30, 2004, compared with $1.6 million for the same period in 2003. This represents a decrease of $0.2 million, or 10%. As a percentage of revenue, research and development expense was 20% for the three months ended June 30, 2004, and 2003. Research and development expenses were $2.6 million for the six months ended June 30, 2004, compared with $2.8 million for the same period in 2003. This represents a decrease of $0.2, or 8%. As a percentage of revenue, research and development expense was 15% and 18%, respectively, for the six-month periods ended June 30, 2004 and 2003. Our R&D expenses will vary slightly from quarter to quarter due to non-headcount expenses relating to materials and outside services. Our R&D efforts are mostly focused on our single-board computer and ultracapacitor electrode technologies.

Loss From Continuing Operations Before Income Taxes

The loss from continuing operations before income taxes for the quarter ended June 30, 2004 was $1.3 million, or 19% of revenue, compared with $3.2 million, or 40% of revenue, for the same period in 2003. The loss from continuing operations before income taxes for the six months ended June 30, 2004 decreased to $2.3 million, or 14% of revenue, from $6.7 million, or 42%, of revenue for the same period in 2003. The improvement in operating performance is a direct result of our focus on our three core products. This includes both higher valued, and therefore higher priced products, as well as much higher operating efficiencies and material cost reductions.

Provision (Benefit) For Income Taxes

We recorded a $64,000 income tax provision in the three months ended June 30, 2004, compared with a provision of $13,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, we recorded a $64,000 provision compared with a provision of $19,000 during the six months ended June 30, 2003. The provision recorded in 2004 relates to taxable income of our Swiss subsidiary which cannot be offset against other Company losses. This created a net tax provision although the Company reported a consolidated loss from continuing operations.

Acquisitions, Divestitures, Discontinued Operations and Other Events

Acquisitions

In July 2002, we acquired Montena Components Ltd., a provider of ultracapacitors and high-voltage capacitors to OEM customers and automated winding equipment used to produce capacitors and lithium batteries, for approximately $3.0 million in cash and 2.25 million shares of Maxwell common stock. This acquisition brought us an additional high reliability power business focused on ultracapacitors and high-voltage capacitors and additional design and production capabilities that enhanced our profile as a reliable global supplier. See “Discontinued Operations” below for a discussion of our disposition of the Winding Equipment business, which we acquired through our acquisition of Montena Components Ltd.

Divestitures

In December 2003, we sold our former I-Bus manufacturing and administrative facility in San Diego. The facility was previously classified as Assets Held for Sale at its book value of $7.4 million. Proceeds from the sale of the facility were $9.0 million, resulting in a gain of $1.2 million after payment of a loan balance with Comerica Bank and closing costs of $387,000, which was recorded in gain on sale of property and equipment in 2003.

Discontinued Operations

In December 2003, Maxwell SA (our Swiss subsidiary formerly known as Montena Components Ltd.) sold all of the fixed assets, substantially all inventory, and all warranty and employee agreement obligations of its Winding Equipment business, located in Matran, Switzerland, to Metar SA, a new company formed by the former CEO of Montena Components Ltd and a Metar SA employee. The business was sold for $324,000, and we recognized a net loss of $538,000 in 2003. We recognized aggregate revenue of $1.0 million during the first and second quarters of fiscal year 2004 which is reflected in income (loss) from discontinued operations in the accompanying financial statements. We do not expect to receive any further revenue from the winding machine business.

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

In March 2001, we sold our Government Systems business for $20.7 million and recorded a gain of $1.1 million, net of a $2.7 million provision mainly related to ongoing lease obligations. As of June 30, 2004, the remaining lease obligation, which expires in April 2006, was $890,000 with a reserve provision of $650,000. The reserves are shown separately, along with approximately $524,000 of minority interest in the equity of the business, in net liabilities of discontinued operations in the Consolidated Balance Sheet.

Other Events

During the third quarter of 2003, Montena SA acquired and sold a certain number of shares of its Maxwell common stock within a six-month period, generating a “short swing” profit of approximately $166,000, net of legal fees of $20,000, which is recorded as additional paid-in capital in our unaudited Consolidated Balance Sheet as of June 30, 2004.

Liquidity and Capital Resources

Changes in Cash Flow

During the six months ended June 30, 2004, we used $3.2 million of cash in operating activities, as compared with $2.2 million during the same period in 2003. In the six months ended June 30, 2004, our cash used in investing activities was $1.5 million, consisting of approximately $0.2 million in net proceeds from short-term investments offset by approximately $1.8 million in purchases of equipment. In the six months ended June 30, 2003, our equipment purchases of approximately $1.1 million were more than offset by net proceeds from the sale of short-term investments of approximately $1.9 million. This resulted in net cash provided by investing activities of $1.3 million for the six months ended June 30, 2003. Cash provided by financing activities of $1.4 million during the six months ended June 30, 2004, was generated from option exercises and net increases in long-term borrowing by Maxwell SA. Cash provided by financing activities of $355,000 during the six months ended June 30, 2003 was primarily due to net increases in short-term borrowing by Maxwell SA.

Net accounts receivable increased to $7.0 million at June 30, 2004 from $5.9 million at December 31, 2003. The increase in net accounts receivable was due to higher revenue from our High Voltage capacitor business in Switzerland and from a larger percentage of US shipments during the last month of the quarter ended June 30, 2004.

Net inventory increased to $8.3 million at June 30, 2004 from $7.3 at December 31, 2003, due primarily to delayed or canceled product launches by digital camera customers for ultracapacitors.

Accounts payable and other accrued liabilities decreased approximately $1.2 million to $6.4 million at June 30, 2004 from $7.7 million at December 31, 2003. This decrease was primarily due to lower levels of material purchases following the sale of the Winding Equipment business and the phase-out of our low margin Power System products.

Liquidity

The restructuring plan that we started in early 2000 was completed in 2003. We began realizing the benefit of the completion of our restructuring effort in the fourth quarter of 2003 and continued to realize that benefit in fiscal 2004. All indicators such as productivity, lower product cost and new product introductions have increased. The reduction of overhead and increased productivity have improved our gross margin and reduced our operating expenses in the three and six-month periods ended June 30, 2004. We believe the liquidity provided by the existing cash and cash equivalents, as well as the cash available under our line of credit, will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months. Failure to achieve expected cash flows or to obtain additional debt or equity investments, if necessary, could have a material adverse effect on us.

Maxwell SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right of return of their advance if the product is not delivered by a specific date. As of June 30, 2004, we had issued guarantees of $250,000 related to these product arrangements, most of which we expect to ship to customers in 2004 and 2005.

Short-term and Long-term Borrowings

Short-term Borrowings

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs ($1.6 million as of June 30, 2004) bank credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.2%. Borrowings under the credit agreement are secured by the assets of Maxwell SA. As of June 30, 2004, the full amount of this credit line was drawn.

In February 2004, we secured a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime rate plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement requires us to maintain a minimum tangible net worth of $15 million, plus 50% of any consideration from future equity and debt transactions, plus 50% of net income in each fiscal quarter after the date of the agreement. As of June 30, 2004, none of the U.S. credit line was drawn.

Long-term Borrowings

At the beginning of 2004, Maxwell SA obtained a 1.2 million Swiss Franc ($908,000 as of June 30, 2004) term loan to finance the acquisition of specific capital equipment. Borrowings under the term loan are secured by the equipment being purchased. This loan bears an average interest rate of 4%, and principal repayments of 230,000 Swiss Francs will be due annually. As of June 30, 2004, $727,000 of the loan is shown as long-term debt on our Consolidated Balance Sheet. As of June 30, 2004, the full amount of the term loan was drawn.

Maxwell SA had a loan from the Montena SA pension plan for 300,000 Swiss Francs, or $250,000, at December 31, 2003. Maxwell SA repaid 100,000 Swiss Francs of this loan during the first quarter of 2004 and the remaining 200,000 Swiss Francs were repaid in the second quarter of 2004. The loan from the pension plan bore interest at the variable mortgage rate of the Banque Cantonale de Fribourg plus 1%.

Contractual Obligations

The following table identifies significant contractual obligations outstanding as of June 30, 2004 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$6,378	$1,576	$3,185	$1,617	$—
Purchase commitments (2)	1,400	1,400	—	—	—
Debt obligations (3)	2,488	1,761	364	363	—

Total	$10,266	$4,737	$3,549	$1,980	$—

(1)	Operating lease obligations represent building leases and vehicle leases for management personnel at our Rossens, Switzerland, facility.

(2)	Purchase commitments represent the value of small cells ordered from and produced by, YEC, Maxwell’s strategic alliance manufacturer in China.

(3)	Debt obligations represent long-term and short-term borrowings and current portion of long-term debt.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP. We have used certain assumptions and judgments in the preparation of these financial statements, which assumptions and estimates may potentially affect the reported amounts of assets and liabilities and the disclosure of contingencies as well as reported amounts of revenues and expenses. The following may involve a higher degree of judgment and complexity and, as such, management assumptions and conclusions in these areas may significantly impact our results of operations.

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Such revenue is typically recognized as products are shipped and title passes to the customer. Revenue from licensing arrangements became significant during 2003 in relation to our strategic alliance with YEC, which paid us for the right to manufacture our proprietary BOOSTCAP® ultracapacitors. License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is reasonably assured. In general, we do not offer discounts and there is no right of return. We do not provide installation services or incur post-sale obligations other than product warranty, which is accrued at the time of sale.

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

Assets Held for Sale and Remaining Lease Obligation

In December 2003, we sold the building formerly occupied by I-Bus/Phoenix, which was classified as Assets Held for Sale in 2002. Proceeds from the sale of the facility were approximately $9.0 million and closing expenses were $387,000, resulting in a gain from the sale of the facility of $1.2 million in 2003.

We have provided an estimate of the remaining liability of discontinued operations of our Government Systems business associated with a remaining lease obligation, which has been recorded in discontinued operations. In making this estimate, we considered factors such as the commercial real estate market, including our estimate as to how and when we will be able to sub-lease, terminate or buy out the remaining lease obligation. Given the currently depressed commercial real estate markets and the continued spending reductions by businesses and government agencies, there can be no guarantee that we will be able to conclude this lease obligation for the amount that we have accrued, which could require additional charges. During the three months ended June 30, 2004, we increased our reserve relating to this lease obligation by $250,000.

Excess and Obsolete Inventory

We value inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with current and committed inventory levels. The markets for our products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. We have recorded significant charges for reserves in recent periods to reflect changes in market conditions. We believe that future events could cause changes in estimates that may have significant adverse impact on our balance sheet.

Long-Lived Assets and Other Intangible Assets

Long-lived assets such as property, plant and equipment and other intangible assets are reviewed for impairment whenever events and changes in business circumstances indicate that the carrying value of the long-lived asset may not be recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The most significant assumptions in the analysis of impairment involve estimates of future discounted cash flows. We use cash flow assumptions that are consistent with our business plans and consider other relevant information. If we determine that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair market value. If there are changes in business circumstances or in the key assumptions used in estimating undiscounted cash flows, the carrying value of our long-lived assets may need to be adjusted.

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. This standard requires that goodwill no longer be amortized but be subject to an annual impairment test and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The first step consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values of the reporting unit, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill.

The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s non-goodwill assets and liabilities from its estimated fair value, which was calculated in step one. An impairment charge would be the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill.

In assessing the implied fair value of goodwill, we have made assumptions regarding estimates of future cash flows and other operating factors. The most significant assumptions in the analysis of impairment involve estimates of revenue and expense forecasts of the reporting unit. If there are changes in business circumstances in the key assumptions used in estimating the fair value of the reporting unit, the carrying value of our goodwill may require adjustment. We cannot state with certainty that we will not incur charges for impairment of goodwill in the future if the fair value of Maxwell Technologies and Maxwell SA decrease due to market conditions or other unanticipated circumstances. We may have to revise our assumptions and incur additional charges. Any additional impairment charges will adversely affect our results of operations.

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof as to their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We determined that it was appropriate, based on the history of losses, to record a valuation allowance as of June 30, 2004 against our deferred tax assets that are, more likely than not, unrealizable. The deferred tax assets are still available for us to use in the future to offset taxable income, which could result in a future recognition of a tax benefit and reduction to our effective tax rate. The provision recorded in 2004 relates to taxable income of our Swiss subsidiary which cannot be offset against other Company losses. This created a net tax provision although the Company reported a consolidated loss from continuing operations.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the quarters ended June 30, 2004 and June 30, 2003. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132R, which revises Statement No. 132 in order to improve financial statement disclosures for defined benefit plans. SFAS No. 132R requires disclosure in greater detail of plan assets, obligations, cash flows, benefit costs, and other relevant information. Disclosures in interim financial statements are also expanded to require information about various elements of pension and other postretirement benefit costs. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003, and the interim provisions are required for periods beginning after December 15, 2003. The adoption of SFAS No. 132R has not had a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FIN 46, which interprets Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 did not have a material effect on our consolidated financial statements.

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

Interest Rate Risk

At June 30, 2004, we had a total of $2.5 million or 3.1 million Swiss Franc denominated line of credit or term debt. The carrying value of these borrowings approximates fair value due to the short maturity dates of the underlying instruments. We do not anticipate significant interest rate swings in the near future.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2004, a third party manages our $2.2 million investment portfolio under guidelines approved by our Board of Directors. The balance of our cash is invested in money market accounts with banks.

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

In this regard, on April 26, 2004, we added a seventh director, Thomas L. Ringer, to our Board of Directors. Mr. Ringer is a former corporate executive and certified public accountant who currently serves on the boards of other public companies and possesses considerable accounting and financial expertise. In addition, on June 1, 2004, we added the position of SEC Reporting Manager to our internal accounting department. We believe that the addition of Mr. Ringer to our Board of Directors and the creation of the position of SEC Reporting Manager in our internal accounting department augments the financial expertise available to the Company.

(b) Changes in Internal Controls over Financial Reporting. There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in claims and litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts we believe to be adequate. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Maxwell Technologies, Inc. was held on May 6, 2004. At the meeting, stockholders elected two Class II directors to serve on the Board of Directors until the 2007 Annual Meeting of Stockholders or until their successors have been duly elected and qualified.

The two directors elected at the meeting were Mark Rossi and Jean Lavigne. The directors whose term of office as a director continued after the meeting are Robert Guyett, Carlton J. Eibl, José L. Cortes, and Richard D. Balanson.

The votes cast for or withheld for each nominee for office as a director were as follows:

	VOTES
	For	Withheld
Mark Rossi	10,779,871	265,039
Jean Lavigne	10,782,061	262,849

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Process Agreement between Maxwell Technologies SA and ABB Power Technologies AB dated April 16, 2004 (a portion of this exhibit has been omitted pursuant to a request for confidential treatment being filed with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 5, 2004, we filed a report on Form 8-K with the SEC relating to our former independent auditor’s agreement with the statements made in our Form 8-K filed on March 29, 2004.

On April 26, 2004, we filed a report on Form 8-K with the SEC relating to the appointment of a seventh individual to our Board of Directors.

On April 29, 2004, we filed a report on Form 8-K with the SEC relating to the retention of our new independent auditors, McGladrey & Pullen.

On May 11, 2004, we filed a report on Form 8-K with the SEC relating to the issuance of a press release announcing our financial results for the three-month period ended March 31, 2004.

On May 14, 2004, we filed an amended report on Form 8-K with the SEC to clarify the exact date of Deloitte & Touche LLP’s resignation as the Company’s independent accountants.

On May 21, 2004, we filed an amended report on Form 8-K with the SEC acknowledging receipt of a letter dated May 18, 2004 from our former independent auditor, Deloitte & Touche LLP, in which Deloitte & Touche LLP agreed with the statements made in the Company’s Current Report on Form 8-K/A dated May 14, 2004 and filed with the Securities and Exchange Commission on May 14, 2004.

On July 28, 2004, we filed a report on Form 8-K with the SEC relating to the issuance of a press release announcing our financial results for the three-month period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date: August 9, 2004	By:	/s/ Richard D. Balanson
Richard D. Balanson President and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Tesfaye Hailemichael
Tesfaye Hailemichael Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)