Form 10-Q
period 2004-09-30
MAXWELL TECHNOLOGIES INC
filed 2004-11-09
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the registrant’s Common Stock outstanding as of November 4, 2004 was 14,463,311 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2004

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

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

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,690	$9,784
Short-term investments	1,785	2,455
Trade and other accounts receivable, net	5,768	5,936
Inventories (Note 3)	8,865	7,309
Prepaid expenses and other current assets	578	1,143

Total current assets	20,686	26,627

Property, plant and equipment, net	10,467	10,769
Other intangible assets, net	1,833	2,002
Goodwill	19,245	19,478
Prepaid pension asset	4,031	3,962
Other non-current assets	321	175

	$56,583	$63,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,140	$7,650
Accrued warranty (Note 3)	1,264	1,262
Customer deposits	292	599
Accrued employee compensation	1,433	1,653
Short-term borrowings and current portion of long-term debt (Note 8)	1,770	1,851
Deferred tax liability - current portion	265	339
Net liabilities of discontinued operations (Note 5)	1,050	1,494

Total current liabilities	11,214	14,848

Deferred tax liability - long-term portion	473	473
Long-term debt, excluding current portion	730	—
Commitments and contingencies (Notes 5, 7, and 10)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 14,463 and 14,339 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1,446	1,434
Additional paid-in capital	114,116	113,221
Accumulated deficit	(74,304)	(70,310)
Accumulated other comprehensive income	2,908	3,347

Total stockholders’ equity	44,166	47,692

	$56,583	$63,013

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
Products	$6,716	$8,297	$22,725	$24,045
License fees	—	—	1,000	—

Total net revenues	6,716	8,297	23,725	24,045
Cost of sales	5,198	7,171	17,388	21,231

Gross profit	1,518	1,126	6,337	2,814
Operating expenses (income):
Selling, general and administrative	2,484	2,142	7,045	8,145
Research and development	1,491	1,575	4,101	4,409
Amortization of other intangibles	19	19	57	57
Loss on disposal of property and equipment	123	—	42	—
Gain on sale of business	—	(263)	—	(726)

Total operating expenses	4,117	3,473	11,245	11,885

Loss from operations	(2,599)	(2,347)	(4,908)	(9,071)
Interest (expense) income, net	(11)	4	51	32
Other income, net	93	4	37	25

Loss from continuing operations before income taxes	(2,517)	(2,339)	(4,820)	(9,014)
Income tax benefit	(137)	(111)	(73)	(92)

Loss from continuing operations	(2,380)	(2,228)	(4,747)	(8,922)
Discontinued operations (Note 5):
Income (loss) from discontinued operations, net of tax	(34)	155	753	(951)

Net loss	$(2,414)	$(2,073)	$(3,994)	$(9,873)

Net loss per common share - basic and diluted:
Loss from continuing operations	$(0.17)	$(0.16)	$(0.33)	$(0.65)
Income (loss) from discontinued operations, net of tax	—	0.01	0.05	(0.06)

Net loss per common share	$(0.17)	$(0.15)	$(0.28)	$(0.71)

Shares used in computing net loss per common share - basic and diluted	14,461	13,949	14,431	13,804

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(4,747)	$(8,922)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,503	2,701
Loss on disposal of property and equipment	42	—
Gain on sales of businesses	—	(263)
Provision for losses on accounts receivable	223	—
Other non-cash items	—	(128)
Changes in assets and liabilities:
Trade and other accounts receivable	(56)	637
Inventories	(1,561)	2,493
Prepaid expenses and other assets	350	(901)
Deferred income taxes	(74)	226
Accounts payable and accrued liabilities	(2,501)	(3,396)
Customer deposits	(307)	2,821
Accrued employee compensation	(220)	489

Net cash used in operating activities	(6,348)	(4,243)

Cash flows from investing activities:
Proceeds from sale of businesses	—	726
Acquisition of property, plant and equipment	(2,143)	(1,589)
Proceeds from sale of property and equipment	17	—
Proceeds from sale of short-term investments	1,551	8,100
Purchases of short-term investments	(881)	(3,332)

Net cash (used in) provided by investing activities	(1,456)	3,905

Cash flows from financing activities:
Principal payments on long-term debt and short-term borrowings	(1,241)	(1,022)
Proceeds from long-term and short-term borrowings	1,921	1,469
Proceeds from exercise of stock options	907	363

Net cash provided by financing activities	1,587	810

Increase (decrease) in cash and cash equivalents from continuing operations	(6,217)	472
Net cash provided by (used in) discontinued operations	309	(1,116)
Effect of exchange rate changes on cash and cash equivalents	(186)	185

Decrease in cash and cash equivalents	(6,094)	(459)
Cash and cash equivalents at beginning of period	9,784	3,545

Cash and cash equivalents at end of period	$3,690	$3,086

Supplemental disclosures of cash flow information:
Cash paid for interest	$34	$149
Cash paid for income taxes	$309	$—

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business.

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

Note 2 – Summary of Significant Accounting Policies.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of Maxwell Technologies, Inc. for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted.

The Company’s defense contracting business, which was sold in March 2001, and its PurePulse business, which was discontinued in September 2002, each of which was previously reported as a separate segment, have been classified as discontinued operations in the accompanying condensed consolidated financial statements (Note 5). Our Winding Equipment segment, which was sold in December 2003, and which was recorded as continuing operations through the first quarter of fiscal year 2004, has now been reclassified as discontinued operations. During the second quarter of 2004, we concluded our continuing involvement in the Winding Equipment business, with the shipment of the final Metar product orders owned by Maxwell. Based on the Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations related to the work in progress of our Winding Equipment business should be classified as “Discontinued Operations” in the accompanying financial statements. Accordingly, we have reclassified the results of operations of this business to reflect this determination. As a result of the reclassification of the Winding Equipment business, management has determined that the Company is operating as a single segment.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets, the incurrence of losses on warranty costs and vacant leased facilities, and the valuation of deferred tax assets. License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. We have net deferred tax assets before our valuation allowance, which are still available for us to use in the future to offset taxable income. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. With respect to vacant leased facilities, commercial real estate markets have been depressed due to continued poor economic conditions and spending reductions by businesses and government agencies. As a result of these and other factors, actual results could differ from the estimates used by management.

Certain prior period amounts have been reclassified to conform to the current period presentation. This is described in detail in Note 5, below. The Company’s fiscal quarters end on the last day of the calendar month on March 31, June 30, September 30, and December 31.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator
Basic:
Loss from continuing operations	$(2,380)	$(2,228)	$(4,747)	$(8,922)
Income (loss) from discontinued operations	(34)	155	753	(951)

Net loss	$(2,414)	$(2,073)	$(3,994)	$(9,873)

Denominator
Basic:
Weighted average shares outstanding	14,461	13,949	14,431	13,804
Diluted:
Effect of dilutive securities:
Common stock options	—	—	—	—

Total weighted average common and potential common shares outstanding	14,461	13,949	14,431	13,804

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.17)	$(0.16)	$(0.33)	$(0.65)
Income (loss) from discontinued operations	—	0.01	0.05	(0.06)

Basic and diluted net loss per common share	$(0.17)	$(0.15)	$(0.28)	$(0.71)

For the three and nine-month periods ended September 30, 2004 and 2003, common stock options to purchase 565,373 and 855,178 shares for 2004, and 281,489 and 103,541 shares for 2003, respectively, were not included in the calculation of diluted net loss per share, as their effect would have been anti-dilutive.

Stock Option Plans

The Company has adopted the disclosure only provisions of Statement No. 123 of the Financial Accounting Standards Board (“FASB”), “Accounting for Stock-Based Compensation” (“Statement No. 123”) as

amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transitions and Disclosure.” In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted in the quarter ended September 30, 2004. In the quarter ended June 30, 2003, $300,000 was recognized as a compensation charge for stock options granted to the Company’s former Chairman. If the Company had elected to recognize compensation cost based on the fair value method prescribed by Statement No. 123, the Company’s basic and diluted net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(2,414)	$(2,073)	$(3,994)	$(9,873)

Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(768)	(829)	(2,437)	(2,478)

Pro forma net loss	$(3,182)	$(2,902)	$(6,431)	$(12,351)

Loss per share:
Basic and diluted-as reported	$(0.17)	$(0.15)	$(0.28)	$(0.71)
Basic and diluted-pro forma	$(0.22)	$(0.21)	$(0.45)	$(0.89)

The pro forma adjustments shown above are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows:

Three Months Ended	Risk-Free Interest Rates	Dividend Yields	Volatility Factors	Weighted- Average Expected Terms
September 30, 2004	3.6%	0.0%	56.1%	5 years
September 30, 2003	2.6%	0.0%	50.1%	5 years

Nine Months Ended
September 30, 2004	3.4%	0.0%	56.3%	5 years
September 30, 2003	2.6%	0.0%	54.6%	5 years

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof as to their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We determined that it was appropriate, based on the history of losses, to record a valuation allowance as of September 30, 2004 against our deferred tax assets that are, more likely than not, unrealizable. The deferred tax assets are still available for us to use in the future to offset taxable income, which could result in a future recognition of a tax benefit and reduction to our effective tax rate. The tax benefit recorded in 2004 relates to losses incurred in our Swiss subsidiary that we expect to offset against future gains.

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Such revenue is typically recognized as products are shipped and title passes to the customer. Revenue from licensing arrangements became significant during the fourth quarter of 2003 in relation to our strategic alliance with YEC, which paid us for the right to manufacture our proprietary BOOSTCAP® ultracapacitors. License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is reasonably assured. In general, we do not offer discounts and there is no right of return. We do not provide installation services or incur post-sale obligations other than product warranty, which is accrued at the time of sale.

Recent Pronouncements

In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Statement No. 132R”). Statement No. 132R revises SFAS No. 132 in order to improve financial statement disclosures for defined benefit plans. Statement No. 132R requires disclosure in greater detail of plan assets, obligations, cash flows, benefit costs, and other relevant information. Disclosures in interim financial statements are also expanded to require information about various elements of pension and other postretirement benefit costs. Statement No. 132R is effective for financial statements with fiscal years ending after December 15, 2003, and the interim provisions are required for periods beginning after December 15, 2003. The adoption of this statement has not had a material impact on our results of operations or financial condition.

Note 3 – Balance Sheet Details.

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Inventories:
Raw materials and purchased parts	$5,608	$5,631
Work-in-process	1,578	1,584
Finished goods	5,037	3,248
Inventory reserve	(3,358)	(3,154)

	$8,865	$7,309

Warranty Reserve

We accrue for our product warranty costs at the time of shipment. Product warranty costs are estimated based upon our historical experience and specific identification of the products’ requirements. The following table sets forth an analysis of the warranty reserve activity for the nine months ended September 30, 2004 and year ended December 31, 2003, respectively (in thousands):

	September 30, 2004	December 31, 2003
Accrued warranty:
Beginning balance	$1,262	$1,154
New product warranties	472	827
Settlement of warranties	(464)	(776)
Other changes / adjustments to warranties	(6)	57

Ending balance	$1,264	$1,262

Note 4 – Comprehensive Income.

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(2,414)	$(2,073)	$(3,994)	$(9,873)
Foreign currency translation adjustments	107	240	(438)	960
Unrealized gain (loss) on securities	6	(27)	(1)	(89)

Comprehensive loss	$(2,301)	$(1,860)	$(4,433)	$(9,002)

Note 5 – Discontinued Operations.

In March 2001, the Company sold the assets of its defense contracting business in separate transactions with two buyers, for an aggregate sales price of approximately $20.7 million. The buyers assumed certain liabilities and ongoing contractual obligations of the business and hired most of the employees of the business. The Company retained certain leases and lease obligations expiring in 2006. The lease obligations are approximately $771,000 and run through the first quarter in 2006; approximately $533,000 has been reserved for as of September 30, 2004. The Company increased the reserves for lease obligations by $250,000 in the second quarter of 2004, and reserves now cover the lease payments through October 2005. The reserves are shown separately, along with approximately $517,000 of minority interest obligation, in net liabilities of discontinued operations in the Condensed Consolidated Balance Sheet at September 30, 2004. The owner of the vacant facility is actively marketing the property for sale or lease. Additional reserves may be required if these marketing activities do not result in a sale or lease before the end of 2004.

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

In 2003, the Company determined that its Winding Equipment business was not adding value to the Company in terms of margin contribution, technological advances, improvement in market share or contributing to improvements in economies of scale. Therefore, this line of business was sold in December 2003. Through the first quarter of 2004, we had reported the results of this business as continuing operations because of our continued involvement with contracts, customers and orders that existed prior to the sale date and that did not transfer to the buyer. Except for potential warranty obligations, these commitments have been met. Accordingly, we have determined that this business should no longer be classified as a continuing operation.

The businesses included in discontinued operations had no sales in the quarter ended September 30, 2004, and had sales totaling $2.7 million in the quarter ended September 30, 2003. Sales for the nine-month periods ended September 30, 2004 and September 30, 2003 were $1.0 million and $7.8 million, respectively. The businesses included in discontinued operations had a loss, net of taxes, of $34,000 in the quarter ended September 30, 2004, and had income, net of taxes, of $155,000 in the quarter ended September 30, 2003. Discontinued operations had income, net of taxes, aggregating $753,000 in the nine-month period ended September 30, 2004, and losses, net of taxes, of $951,000 in the nine-month period ended September 30, 2003. These amounts are not included in either sales or operating loss from continuing operations in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Note 6 – Related Parties.

We transact business with one company considered to be a related party. Our Swiss subsidiary, Maxwell SA, leases its facility from Montena SA, which owns approximately 18% of the Company’s common stock. Mr. Jose Cortes is the CEO of Montena SA and is a member of the Maxwell Technologies, Inc. Board of Directors. The amount of lease payments paid to Montena SA during the quarters ended September 30, 2004, and 2003, were approximately $194,000, and $171,000 respectively.

Note 7 – Legal Proceedings.

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

Note 8 – Short-Term and Long-Term Borrowing.

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs (approximately $1.6 million as of September 30, 2004) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.2%. Borrowings under the credit agreement are secured by the assets of Maxwell SA. As of September 30, 2004, the full amount of this credit line was drawn.

In February 2004, we secured a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime rate plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement requires us to maintain a minimum tangible net worth of $15 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. As of September 30, 2004, none of the U.S. credit line was drawn.

At the beginning of 2004, Maxwell SA obtained a 1.2 million Swiss Franc (approximately $913,000 as of September 30, 2004) term loan to finance the acquisition of specific capital equipment. Borrowings under the term loan are secured by the equipment purchased. This loan bears an average interest rate of 4%, with principal repayments of 230,000 Swiss Francs due annually beginning in 2005. As of September 30, 2004, $730,000 of the loan is shown as long-term debt on our Condensed Consolidated Balance Sheet. As of September 30, 2004, the full amount of the term loan was drawn.

Maxwell SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right of return of their advance if the product is not delivered by a specific date. As of September 30, 2004, we had issued guarantees of $293,000 related to these product arrangements, most of which we expect to ship to customers in 2004 and 2005.

Maxwell SA had a loan from the Montena SA pension plan for 300,000 Swiss Francs, or approximately $250,000, at December 31, 2003. Maxwell SA repaid 100,000 Swiss Francs of this loan during the first quarter of 2004 and the remaining 200,000 Swiss Francs were repaid in the second quarter of 2004. The loan from the pension plan bore interest at the variable mortgage rate of the Banque Cantonale de Fribourg plus 1%.

Note 9 – Defined Benefit Plan.

We have a retirement plan for our Swiss subsidiary that is classified as a defined benefit pension plan. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. There is no offset provision based on the obligation level of the fund. In addition, the employee is required to contribute an identical amount to the pension plan. This plan has a measurement date of December 31. We adopted the provisions of SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” in December 2003. This statement requires disclosures for interim periods that begin after December 15, 2003, and therefore quarterly and nine-month 2003 amounts are not presented in the following table. Components of the net periodic benefit cost were as follows (in thousands):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Service cost	$89	$267
Interest cost	124	372
Expected return on plan assets	(236)	(708)

Net periodic benefit	$(23)	$(69)

Total employer contributions paid during the three and nine-month periods ended September 30, 2004, were $304,000 and $450,000, respectively. Additional employer contributions of approximately $85,000 are expected to be paid during the remainder of fiscal 2004.

Note 10 – Contingencies.

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

Note 11 – Business Segments.

Consistent with our strategy to establish Maxwell as a leading developer and manufacturer of highly reliable, innovative and cost-effective energy storage and power delivery solutions, we have completed the divestiture and phase-out of our Winding Equipment business segment. We are now focused on our remaining High Reliability product lines, which include ultracapacitors, high voltage capacitors, and radiation-mitigated microelectronic products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our European subsidiary, Maxwell Technologies, SA; all references to “Electronic Components Group” refer to our former subsidiary, Maxwell Electronic Components Group, Inc., which has been merged into Maxwell; all references to “I-Bus/Phoenix” refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to “PurePulse” refer to our non-operating subsidiary, PurePulse Technologies, Inc.

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

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan. Subsequently, we provide a discussion of the different aspects of our business followed by highlights from the quarter ended September 30, 2004. We then discuss our results of operations for the quarter and nine-month periods ended September 30, 2004 compared with the quarter and nine-month periods ended September 30, 2003. Following our results of operations, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” Finally, we discuss our critical accounting policies, the impact of inflation on our business and new accounting pronouncements.

It should be noted that the following discussion and the historical information included therein contain forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment in determining allowances for inventory and warranty reserves, bad debt allowance, valuation of intangible assets, allowance for deferred tax assets and tax expenses in the future. In addition, our estimation of liquidity for fiscal year 2004 may be significantly different than our actual results. Negative changes in revenues will affect our estimation in cost of sales, research and development, selling, general and administrative and other aspects of our business.

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

Highlights of the Quarter Ended September 30, 2004

We reported a net loss for the three months ended September 30, 2004 of $2.4 million, or $0.17 per diluted share, versus a net loss of $2.1 million, or $0.15 per diluted share, for the three months ended September 30, 2003. The increased loss was primarily a result of the discontinuation of ultracapacitor sales for digital camera-based product applications, reserves recorded against our small-cell Boostcap inventories and for an ultracapacitor order received that was priced below our current production cost, costs incurred related to our compliance activities pursuant to recently enacted section 404 of the Sarbanes-Oxley Act of 2002, and increased bad debt expense.

During the three months ended September 30, 2004, we continued to focus on developing strategic alliances, introducing new products, and reducing product costs and operating expenses. Some of these efforts are described below:

•	In July 2004, Maxwell Technologies received the Supplier of the Year award from Siemens Power Transmission & Distribution High Voltage Circuit Breakers Division. This marks the first time that the division’s insulation materials group has found one of their global suppliers to meet its stringent quality requirements. The award represents another milestone in Maxwell’s ongoing multi-disciplinary initiatives for organizational excellence.

•	We added 21 additional form factors and configurations to our line of high-performance, radiation-hardened, Synchronous Dynamic Random Access Memory (SDRAM) components for space applications, dramatically increasing the options for aerospace engineers requiring higher density memory to keep up with the escalating computing demands of space applications.

•	We were selected to supply BOOSTCAP® ultracapacitors for 17 fuel-efficient, low emission, hybrid gasoline-electric drive trains that ISE Research is building for buses purchased by the City of Elk Grove, California, transit agency. This is the second production-level transit bus order that ISE has won in 2004, and the selection of Maxwell’s BOOSTCAP® product reflects ultracapacitors’ growing acceptance as a standard energy storage and power delivery solution for the transportation industry.

•	We delivered two prototype SCS750 single board computers to Planning Systems Inc. (PSI) for evaluation as a fault-tolerant computing platform in systems that PSI is developing for the Air Force Research Laboratory’s Deployable Structures Experiment (DSX) space science mission. The SCS750, which employs proprietary component shielding technology and novel system-level architecture to mitigate radiation effects, has demonstrated error-free performance in extensive testing that simulates environmental radiation encountered in space. DSX is one of several space programs for which the SCS750 is being evaluated.

•	We introduced two POWERCACHE® ultracapacitor-based backup power modules that provide a maintenance-free, space-saving alternative to batteries for short-term “bridge” power in uninterruptible power supply (UPS) systems for telecommunications, industrial and medical applications. The modules allow mission-critical facilities who rely on UPS systems, such as wireless telecommunications base stations, data centers, automated factories and hospitals, to avoid downtime in the event of power interruptions.

•	We entered into a strategic supply agreement with Enercon GmbH, a leading producer of wind turbines, through which Enercon will source ultracapacitors exclusively from Maxwell. Enercon’s turbines employ an independent braking and pitch adjustment mechanism for each blade, with backup power to ensure continuous operation in the event of a power failure.

At the close of the quarter ended September 30, 2004, we had approximately $3.7 million in cash and $1.8 million in short-term investments.

Results of Operations- Quarter and Nine-Month Periods Ended September 30, 2004 Compared with Quarter and Nine-Month Periods Ended September 30, 2003

Revenue

Revenue for the quarter ended September 30, 2004 was $6.7 million, compared with $8.3 million for the quarter ended September 30, 2003. This represents a decrease of $1.6 million, or 19%, from the prior year quarter. Comparative revenue declined as a result of the phase-out of our low margin magnetics-based Power Systems products in 2003. We also experienced reduced sales of our small-cell Boostcap products due to the discontinuation of digital camera-based applications.

Revenue for the nine months ended September 30, 2004 was $23.7 million, compared with $24.0 million for the nine months ended September 30, 2003. This represents a decrease of $320,000, or 1%, from the prior year nine-month period. In the first quarter of 2004, we recorded the final $1 million payment in license fees received from Yeong-Long Technologies, Inc. (“YEC”) in exchange for the right to manufacture our BOOSTCAP® ultracapacitors in China. The license fee payment was a one-time event and is shown as a separate line item in our Unaudited Condensed Consolidated Statements of Operations. Excluding this one-time fee, our nine-month 2004 year-to-date revenue decreased $1.3 million, or 5%, from the same period in 2003. The decrease in revenue was primarily due to the phase-out of our magnetics-based Power Systems products.

Gross Profit

For the three months ended September 30, 2004, gross profit was approximately $1.5 million, or 23% of revenue, compared with $1.1 million, or 14% of revenue, for the three months ended September 30, 2003. For the nine months ended September 30, 2004, gross profit was approximately $6.3 million, or 27% of revenue, compared with $2.8 million, or 12% of revenue, for the prior year nine-month period. Product gross profit, which excludes YEC license fees, was approximately $5.3 million, or 23% of revenue, for the nine months ended September 30, 2004, compared with $2.8 million, or 12% of revenue, for the nine months ended September 30, 2003. Product gross profit in the current nine-month period has improved dramatically (approximately $2.5 million, or 90%) compared with the prior year nine-month period due to our focus on core product lines, the phase-out of low-margin product lines, and improved manufacturing efficiencies.

The improvement in product gross profit is partially offset by reserves recorded of approximately $500,000 in the first quarter of 2004 and approximately $440,000 in the third quarter of 2004 for ultracapacitor orders received that were priced below our current product cost. The order placed in the third quarter of 2004 was part of a larger supply agreement. Additional reserves may be required against future orders placed under this agreement depending on the degree to which we are able to reduce our product costs at the time the orders are placed. We estimate the additional reserves could aggregate $250,000 over the next four quarters. If we are able to reduce our product costs more aggressively than our current expectations, no additional reserves may be required. However, we can provide no assurance that said cost savings will actually be achieved. Also, we recorded a reserve of approximately $450,000 in the third quarter of 2004 against our excess small-cell Boostcap inventories.

Total Operating Expenses

Operating expenses were $4.1 million for the three months ended September 30, 2004, compared with $3.5 million for the same period in 2003. This represents an increase of $644,000, or 19%. Operating expenses for the three months ended September 30, 2004 were approximately 61% of revenue compared with 42% of revenue for the same period in 2003. The increase was due primarily to significantly higher professional fees and bad debt expenses in the current period. In addition, we recorded a receipt of contingent consideration of $263,000 from the sale of our TeknaSeal division as a reduction to operating expenses in the third quarter of 2003.

For the nine months ended September 30, 2004, operating expenses were $11.2 million compared with $11.9 million for the same period in 2003. This represents a decrease of $640,000, or 5%. Operating expenses for the nine months ended September 30, 2004 were approximately 49% of product revenue compared with 49% of revenue for the same period in 2003.

The reduction in year-to-date operating expenses was due to cost reduction measures, including a reduction in labor force in the fourth quarter of 2003 and improved efficiency due to the elimination of non-strategic product lines. The phase-out of low margin products in the latter part of 2003 contributed to both gross margin improvements as well as operating expense reductions.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were $2.5 million for the three months ended September 30, 2004, compared with $2.1 million for the same period in 2003. This represents an increase of $342,000, or 16%. As a percentage of revenue, SG&A expenses increased to 37% for the three months ended September 30, 2004 from 26% for the three months ended September 30, 2003. The increase was due in part to fees of $100,000 incurred related to our compliance activities pursuant to recently enacted Section 404 of the Sarbanes-Oxley Act of 2002. We also recorded a $150,000 bad debt provision in the current quarter related to a customer collection issue.

SG&A expenses were $7.0 million for the nine months ended September 30, 2004, compared with $8.1 million for the same period in 2003. This represents a decrease of $1.1 million, or 14%. As a percentage of revenue, SG&A expenses decreased to 30% for the nine months ended September 30, 2004 from 34% for the prior year nine-month period. During 2003, we recorded approximately $800,000 in charges related to reserves against loans made to a former subsidiary and accruals for severance to the former Chairman of the Company. Reductions in the labor force in the fourth quarter of 2003 also contributed to the overall decrease in the current year.

Although it is not yet possible to quantify at this time, we expect to incur additional expenses, including higher audit and legal fees, in the fourth quarter of 2004 related to our Sarbanes-Oxley Act compliance activities.

Research & Development (R&D) Expense

Research and development expenses were $1.5 million for the three months ended September 30, 2004, compared with $1.6 million for the same period in 2003. This represents a decrease of $84,000, or 5%. As a percentage of revenue, research and development expense was 22% for the three months ended September 30, 2004, versus 19% for the quarter ended September 30, 2003. Research and development expenses were $4.1 million for the nine months ended September 30, 2004, compared with $4.4 million for the same period in 2003. This represents a decrease of $308,000, or 7%. As a percentage of revenue, research and development expense was 17% and 18%, respectively, for the nine-month periods ended September 30, 2004 and 2003. Our R&D expenses will vary slightly from quarter to quarter due to non-headcount expenses relating to materials and outside services. Our R&D efforts are mostly focused on our single-board computer and ultracapacitor electrode and packaging technologies.

Loss From Continuing Operations Before Income Taxes

The loss from continuing operations before income taxes for the quarter ended September 30, 2004 was $2.5 million, or 37% of revenue, compared with $2.3 million, or 28% of revenue, for the same period in 2003. The loss from continuing operations before income taxes for the nine months ended September 30, 2004 decreased to $4.8 million, or 20% of revenue, from $9.0 million, or 37%, of revenue for the same period in 2003. The year-to-date improvement in operating performance is a result of our focus on our three core products. The phase-out of our lower margin magnetics-based Power Systems products in 2003 resulted in an improved product gross margin in the current nine-month period. In addition, the reduction in labor force in the fourth quarter of 2003 contributed to reduced operating expenses.

Provision (Benefit) For Income Taxes

We recorded a $137,000 income tax benefit in the three months ended September 30, 2004, compared with a benefit of $111,000 for the three months ended September 30, 2003. For the nine months ended

September 30, 2004, we recorded a $73,000 benefit compared with a benefit of $92,000 during the nine months ended September 30, 2003. The benefits recorded relate to losses incurred in our Swiss subsidiary that we expect to offset against future gains.

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

Discontinued Operations

In December 2003, Maxwell SA (our Swiss subsidiary formerly known as Montena Components Ltd.) sold all the fixed assets, substantially all the inventory, and all the warranty and employee agreement obligations of its Winding Equipment business, located in Matran, Switzerland, to Metar SA, a new company formed by the former CEO of Montena Components Ltd and a Metar SA employee. The business was sold for $324,000, and we recognized a net loss of $538,000 in 2003. We recognized aggregate revenue of $1.0 million during the first and second quarters of fiscal year 2004 that is reflected in income (loss) from discontinued operations in the accompanying financial statements. We did not receive any revenue from the winding machine business in the third quarter of 2004 and do not expect to receive any further revenue from this business.

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

In March 2001, we sold our Government Systems business for $20.7 million and recorded a gain of $1.1 million, net of a $2.7 million provision mainly related to ongoing lease obligations. As of September 30, 2004, the remaining lease obligation, which expires in April 2006, was $771,000 with a reserve of $533,000. The reserves are shown separately, along with approximately $517,000 of minority interest in the equity of the business, in net liabilities of discontinued operations in the Condensed Consolidated Balance Sheet.

Other Events

During the third quarter of 2003, Montena SA acquired and sold a certain number of shares of its Maxwell common stock within a six-month period, generating a “short swing” profit of approximately $166,000, net of legal fees of $20,000, which is recorded as additional paid-in capital in our unaudited Condensed Consolidated Balance Sheet as of September 30, 2004.

During the first and third quarters of 2004, the Company entered into two ultracapacitor supply agreements that have been priced below our current product cost in order to establish a market presence and to promote familiarity and acceptance of our ultracapacitor products. We recorded reserves of approximately $500,000 in the first quarter of 2004 and approximately $440,000 in the third quarter of 2004 for these agreements. Additional reserves may be required depending on the degree to which we are able to reduce our product costs at the time future orders are placed under the agreement. Due to the uncertainty of our future product costs and the timing of the future orders, it is difficult to quantify our anticipated future exposure for these orders. Based on managements’ most current estimates, potential additional reserves could aggregate up to $250,000 over the next four quarters. If we are able to reduce our product costs more aggressively than our current expectations, no additional reserves may be required. However we can provide no assurance that such cost savings will actually be achieved.

Liquidity and Capital Resources

Changes in Cash Flow

During the nine months ended September 30, 2004, we used $6.3 million of cash in operating activities, compared with $4.2 million during the same period in 2003. The increased use of cash was due primarily to the increase in inventory as a result of our discontinuation of digital camera-based product applications, reductions in customer deposits, and an income tax payment made by our Swiss subsidiary. In the nine months ended September 30, 2004, our cash used in investing activities was $1.5 million, consisting of approximately $670,000 in net proceeds from short-term investments offset by approximately $2.1 million in purchases of equipment. In the nine months ended September 30, 2003, our equipment purchases of approximately $1.6 million were more than offset by net proceeds from the sale of short-term investments of approximately $4.8 million and $726,000 in contingent consideration received from the sale of our TeknaSeal division. This resulted in net cash provided by investing activities of $3.9 million for the nine months ended September 30, 2003. Cash provided by financing activities of $1.6 million during the nine months ended September 30, 2004, was generated from option exercises and net increases in long-term borrowing by Maxwell SA. Cash provided by financing activities of $810,000 during the nine months ended September 30, 2003 was primarily due to net increases in borrowings by Maxwell SA.

Net accounts receivable decreased to $5.8 million at September 30, 2004 from $5.9 million at December 31, 2003.

Net inventory increased to $8.9 million at September 30, 2004 from $7.3 at December 31, 2003, due primarily to delayed or canceled product launches by digital camera ultracapacitor customers.

Accounts payable and other accrued liabilities decreased approximately $2.5 million to $5.1 million at September 30, 2004 from $7.7 million at December 31, 2003. This decrease was primarily due to reductions in customer deposits, an income tax payment made by our Swiss subsidiary, and the phase-out of our low margin magnetics-based Power Systems products.

Liquidity

The restructuring plan that we started in early 2000 was completed in 2003. We began realizing the benefit of the completion of our restructuring effort in the fourth quarter of 2003 and continued to realize that benefit in fiscal 2004. All indicators such as productivity, lower product cost and new product introductions have increased. The reduction of overhead and increased productivity have improved our gross margin and reduced our operating expenses in the nine-month period ended September 30, 2004.

To address potential future capital needs, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on September 8, 2004, for the sale of up to $16.5 million of equity or debt securities. That registration statement was declared effective by the SEC on October 28, 2004, positioning us to augment our cash reserves through the sale of such securities. We believe the liquidity provided by the existing cash and cash equivalents, as well as the cash available under our line of credit and the potential cash to be raised through our shelf registration, will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months. Failure to achieve expected cash flows or to obtain additional debt or equity investments, if necessary, could have a material adverse effect on us.

Maxwell SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right of return of their advance if the product is not delivered by a specific date. As of September 30, 2004, we had issued guarantees of $293,000 related to these product arrangements, most of which we expect to ship to customers in 2004 and 2005.

Short-term and Long-term Borrowings

Short-term Borrowings

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs (approximately $1.6 million as of September 30, 2004) bank credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.2%. Borrowings under the credit agreement are secured by the assets of Maxwell SA. As of September 30, 2004, the full amount of this credit line was drawn.

In February 2004, we secured a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime rate plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement requires us to maintain a minimum tangible net worth of $15 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. As of September 30, 2004, none of the U.S. credit line was drawn.

Long-term Borrowings

At the beginning of 2004, Maxwell SA obtained a 1.2 million Swiss Franc (approximately $913,000 as of September 30, 2004) term loan to finance the acquisition of specific capital equipment. Borrowings under the term loan are secured by the equipment being purchased. This loan bears an average interest rate of 4%, with principal repayments of 230,000 Swiss Francs due annually beginning in 2005. As of September 30, 2004, $727,000 of the loan is shown as long-term debt on our Condensed Consolidated Balance Sheet. As of September 30, 2004, the full amount of the term loan was drawn.

Maxwell SA had a loan from the Montena SA pension plan for 300,000 Swiss Francs, or approximately $250,000, at December 31, 2003. Maxwell SA repaid 100,000 Swiss Francs of this loan during the first quarter of 2004 and the remaining 200,000 Swiss Francs were repaid in the second quarter of 2004. The loan from the pension plan bore interest at the variable mortgage rate of the Banque Cantonale de Fribourg plus 1%.

Contractual Obligations

The following table identifies significant contractual obligations outstanding as of September 30, 2004 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$5,985	$1,585	$3,046	$1,354	$—

Purchase commitments (2)	1,996	1,996	—	—	—

Debt obligations (3)	2,500	1,770	548	182	—

Total	$10,481	$5,351	$3,594	$1,536	$—

(1)	Operating lease obligations represent building leases for U.S. and Switzerland locations as well as vehicle leases for management personnel at our Switzerland facility.
(2)	Purchase commitments represent the value of small cells ordered from, and produced by, YEC, Maxwell’s strategic alliance manufacturer in China, as well as open purchase commitments for products produced at our U.S. and Swiss manufacturing facilities.
(3)	Debt obligations represent long-term and short-term borrowings and current portion of long-term

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which are prepared in accordance with U.S. GAAP. We have used certain assumptions and judgments in the preparation of these financial statements, which assumptions and estimates may potentially affect the reported amounts of assets and liabilities and the disclosure of contingencies as well as reported amounts of revenues and expenses. The following may involve a higher degree of judgment and complexity and, as such, management assumptions and conclusions in these areas may significantly impact our results of operations.

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Such revenue is typically recognized as products are shipped and title passes to the customer. Revenue from licensing arrangements became significant during the fourth quarter of 2003 in relation to our strategic alliance with YEC, which paid us for the right to manufacture our proprietary BOOSTCAP® ultracapacitors. License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is reasonably assured. In general, we do not offer discounts and there is no right of return. We do not provide installation services or incur post-sale obligations other than product warranty, which is accrued at the time of sale.

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

We have provided an estimate of the remaining liability of discontinued operations of our Government Systems business associated with a remaining lease obligation, which has been recorded in discontinued operations. In making this estimate, we considered factors such as the commercial real estate market, including our estimate as to how and when we will be able to sub-lease, terminate or buy out the remaining lease obligation. Given the currently depressed commercial real estate markets and the continued spending reductions by businesses and government agencies, there can be no guarantee that we will be able to conclude this lease obligation for the amount that we have accrued, which could require additional charges. During the second quarter of 2004, we increased our reserve relating to this lease obligation by $250,000.

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

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill no longer be amortized but be subject to an annual impairment test and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The first step consists of determining reporting units and estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values of the reporting unit, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s non-goodwill assets and liabilities from its estimated fair value, which was calculated in step one. An impairment charge would be the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill.

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

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof as to their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We determined that it was appropriate, based on the history of losses, to record a valuation allowance as of September 30, 2004 against our deferred tax assets that are, more likely than not, unrealizable. The deferred tax assets are still available for us to use in the future to offset taxable income, which could result in a future recognition of a tax benefit and reduction to our effective tax rate. The tax benefit recorded in 2004 relates to losses incurred in our Swiss subsidiary that we expect to offset against future gains.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the quarters ended September 30, 2004 and September 30, 2003. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which revises Statement No. 132 in order to improve financial statement disclosures for defined benefit plans. SFAS No. 132R requires disclosure in greater detail of plan assets, obligations, cash flows, benefit costs, and other relevant information. Disclosures in interim financial statements are also expanded to require information about various elements of pension and other postretirement benefit costs. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003, and the interim provisions are required for periods beginning after December 15, 2003. The adoption of SFAS No. 132R has not had a material impact on our results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have not entered into or invested in any instruments that are subject to market risk, except as follows:

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time and could have a material adverse impact on our financial results.

Foreign Currency Risk

For the three months ended September 30, 2004, our comprehensive loss was decreased by a $107,000 adjustment based on foreign currency translations. Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses. Changes in these currency exchange rates impact the U.S. dollar amount of revenue and expenses. We do not hedge our currency exposures.

Interest Rate Risk

As of September 30, 2004, we had a total of $2.5 million or 3.2 million Swiss Franc denominated line of credit or term debt. The carrying value of these borrowings approximates fair value due to the short maturity dates of the underlying instruments. We do not anticipate significant interest rate swings in the near future.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2004, a third party manages our $1.8 million investment portfolio under guidelines approved by our Board of Directors. The balance of our cash is invested in money market accounts with banks.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Richard D. Balanson, our Chief Executive Officer, and Tesfaye Hailemichael, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15(d)-15(e)) as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, they believe that:

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

(b) Changes in Internal Controls over Financial Reporting. There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings.

From time to time we are involved in claims and litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts we believe to be adequate. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation of the Registrant. (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated November 22, 1996. (2)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated February 9, 1998. (3)

3.4	Amended and Restated Bylaws of the Registrant. (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).

(2)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
(3)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date: November 9, 2004	By:	/s/ Richard D. Balanson
Richard D. Balanson
President and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Tesfaye Hailemichael
Tesfaye Hailemichael
Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)