Form 10-K
period 2004-12-31
MAXWELL TECHNOLOGIES INC
filed 2005-03-23
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $0.10 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). YES  ☒    NO  ☐

As of June 30, 2004 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the Nasdaq National Market was $77,061,569.

The number of shares of the registrant’s Common Stock outstanding as of March 9, 2005 was 15,738,289 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 5, 2005 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2004

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this document and incorporated by reference herein discuss our plans and strategies for our business or make other forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and other expressions of management’s belief or opinion that reflect its current understanding or belief with respect to such matters. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “may,” “could,” “will,” “continue,” “seek,” “should,” “would” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the following:

•	decline in the domestic or global economies that may delay the development and introduction by our customers of products that incorporate our components and systems;

•	success in introducing and marketing new products into existing and new markets;

•	ability to manufacture existing and new products in volumes demanded by our customers and at competitive prices with adequate gross margins;

•	market success of the products into which our products are integrated;

•	ability in growing markets to maintain or increase our market share relative to our competitors;

•	ability to successfully integrate our business with operations of businesses we may acquire;

•	ability to finance the growth of our business with internal resources or through outside financing;

•	ability to produce our products at quality levels demanded by our customers;

•	ability to invent and protect proprietary technology that creates a compelling value proposition for our customers and differentiates our products from those of our competitors;

•	impact of currency exchange rates; and

•	availability of qualified staff.

Many of these factors are beyond our control. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

For a discussion of important risks of an investment in our securities, including factors that could cause actual results to differ materially from results referred to in the forward-looking statements, see “Risk Factors” beginning on page 16 of this document. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Introduction

We develop, manufacture and market highly reliable, cost-effective energy storage and power delivery solutions. Our solutions are designed and manufactured to provide failure-free, maintenance-free, performance over the life of the applications into which they are integrated. By satisfying the stringent requirements of such high-value applications, we believe that our products will be able to command higher profit margins than commodity products. We have two manufacturing locations (San Diego, California and Rossens, Switzerland) and focus on the following three lines of high-reliability products:

•	Ultracapacitors: Our primary focus, ultracapacitors, are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. Our BOOSTCAP® ultracapacitor cells, multi-cell packs and modules and POWERCACHE® backup power systems provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including consumer and industrial electronics, transportation and telecommunications.

•	High-Voltage Capacitors: Our CONDIS® high-voltage capacitors are extremely robust devices that are designed and manufactured to perform reliably for decades in all climates. These products include grading and coupling capacitors and capacitive voltage dividers that are used to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•	Radiation-Mitigated Microelectronic Products: Our RADPAK® radiation-mitigated microelectronic products include high-performance, high-density power modules, memory modules and single board computers that incorporate proprietary packaging and shielding technology and novel architectures that enable them to withstand environmental radiation effects and perform reliably in space.

In keeping with this strategic focus on high-value, high-margin product lines, over the past several years we have exited several non-strategic, low-margin businesses. These efforts culminated in the sale of our Winding Equipment product line in December 2003, and the phase-out of low-margin magnetics-based power systems products, which was completed in the first quarter of 2004. As a result of these actions and other divestitures from 2002 through 2004, we have reduced operating expenses, improved efficiency and intensified our focus on our core high-reliability product lines.

General Overview

Each of our high-reliability electronic component product lines addresses a distinct industry or, in the case of our ultracapacitor products, a group of distinct industry segments.

Ultracapacitors

Ultracapacitors offer innovative, cost-effective energy storage and power delivery solutions for a wide range of electronic applications by bringing together in a single component both energy storage characteristics generally found in batteries and power delivery characteristics generally found in electrolytic capacitors. For example, although batteries store far more electrical energy than ultracapacitors, they cannot deliver that energy as rapidly and efficiently as an ultracapacitor. Conversely, although electrolytic capacitors can deliver bursts of high power very rapidly, they cannot sustain that power delivery even for a full second because they have extremely limited energy storage capacity. Also, unlike batteries, which produce electrical energy through a chemical reaction that depletes their energy generation capability within a few thousand charge/discharge cycles, ultracapacitors’ energy storage and power delivery mechanisms involve no chemical reaction, so they can be charged and discharged hundreds of thousands of times with minimal performance degradation. This ability to store energy, deliver bursts of power and perform reliably for years without maintenance makes ultracapacitors an attractive option for a wide range of power-hungry devices and systems.

Ultracapacitors have been designed into and are ramping to commercial production volumes in industrial electronics applications, including wind turbines and automated meter reading systems and other devices that incorporate wireless transmitters. Potential end-users in the telecommunications and cable television industries currently are testing and evaluating our multi-cell POWERCACHE® ultracapacitor-based systems to replace batteries as the short-term bridge power element of uninterruptible power supply (UPS) back-up power systems. Based on potential volumes, we believe that the transportation industry ultimately represents the largest market opportunity for ultracapacitors. These applications include distributed power nodes to support electronic subsystems including door switches, power steering and brakes and electric air-conditioning, as well as braking energy recapture and torque-assist systems for hybrid-electric buses, trucks and autos and electric rail vehicles.

High-Voltage Capacitors

High-voltage grading and coupling capacitors are used mainly in the electric utility industry. These devices prevent high-voltage arcing that can damage switches, circuit breakers, step-down transformers and other equipment responsible for the transport, distribution and measurement of high-voltage electrical energy in electric utility infrastructure. The market for these products consists of expansion and upgrading of existing infrastructure and the installation of new infrastructure in developing countries. Such installations are capital-intensive and frequently are subject to regulation, availability of government funding and general economic conditions. For example, while North America has the world’s largest installed base of electric utility infrastructure, and has begun to experience more frequent power interruptions and supply problems, utility deregulation, government budget deficits, and other factors have depressed capital spending in what normally would be expected to be a very large market for utility infrastructure components. However, projects to meet growing demand for electrical energy in developing countries, such as the Three Gorges Dam in China, continue to drive global demand for high-voltage capacitors.

Radiation-Mitigated Microelectronics

Radiation-mitigated microelectronic products are used almost exclusively in the space and satellite industry. Because satellites and spacecraft are extremely expensive to manufacture and launch and space missions often span years or even decades, and because it is impractical or impossible to repair or replace malfunctioning parts, the industry demands electronic components that are virtually failure-free. As satellites and spacecraft routinely encounter ionizing radiation from solar flares and other natural sources, these components must be able to withstand such radiation and continue to perform reliably. For that reason, until recently, suppliers of components for space applications used only special radiation-hardened silicon in the manufacture of such components. However, since the space market is relatively small and the process of producing “rad-hard” silicon is very expensive, only a few government-funded wafer fabrication facilities are capable of producing this material. In addition, because it takes several years to produce a rad-hard version of a new semiconductor, components using rad-hard silicon typically are several generations behind their current commercial counterparts in terms of density, processing power and functionality.

To address the performance gap between rad-hard and commercial silicon and provide components with both increased functionality and much higher processing power, a few specialty components suppliers have developed shielding, packaging, and other novel radiation mitigation techniques that allow sensitive commercial semiconductors to withstand space radiation effects and perform as reliably as rad-hard parts. Although this market is limited in size, the value proposition for high-performance, radiation-tolerant components enables these specialty suppliers to generate profit margins significantly higher than those for commodity electronic components.

Business Strategy

Our primary objective is to make ultracapacitors a standard and often preferred energy storage and power delivery option for a wide variety of applications. To accomplish this, we focus on:

Providing a standard energy storage and power delivery option by:

•	Facilitating the integration of ultracapacitors into a wide range of devices and systems that require highly reliable electrical energy through: training engineers in the purpose and function of ultracapacitors; using educational techniques including publications, seminars and white papers; and integrating ultracapacitor mathematical models into broadly accepted simulation software, among other efforts;

•	Initiating and participating in a broad array of industry standards committees to disseminate knowledge of and promote use of ultracapacitors;

•	Demonstrating the broad application universe of ultracapacitors, including through government sponsored projects, competitions and demonstrations; and

•	Collaborative development initiatives with key customers in strategic application fields.

Becoming a leading ultracapacitor supplier by:

•	Becoming a low-cost producer and focusing on price-enabled markets;

•	Designing and manufacturing products with “life of the application” durability;

•	Achieving superior performance while reducing product cost;

•	Being a highly reliable supplier through global sourcing;

•	Developing and deploying enabling technologies and systems, including cell-to-cell and module-to-module balancing and integrated charging systems, among others;

•	Demonstrating through extensive in-house and third party tests, the extremely high durability of our ultracapacitors in a range of applications;

•	Manufacturing products that are more environmentally friendly than batteries; and

•	Establishing and maintaining broad and deep protections of key intellectual property.

In addition to our market creation and commercialization strategy for ultracapacitors, we seek to expand revenue and market opportunities for our high-voltage capacitors and radiation-mitigated microelectronic products. While the latter are niche businesses with highly specialized applications, they are based on high-margin products for which we are a technology leader. Going forward, we plan to maintain and expand this competitive position by leveraging our technological expertise to develop new products that not only meet the demands of our current markets, but address additional applications as well. For example, our microelectronic group recently introduced a new single-board computer for the space and satellite market. This product, which leverages our expertise in reliability and radiation-mitigation, provides access to a new market opportunity by addressing an application that we did not previously serve. Likewise, in 2004, our high-voltage capacitor business introduced and delivered the first of a new line of capacitive voltage divider products.

Products and Applications

Our products incorporate our expertise and proprietary power and microelectronics technology at both the component and system level for specialized, high-value applications for which customers require ultra-high reliability.

Ultracapacitors

Ultracapacitors, also known as supercapacitors, store energy electrostatically by polarizing an organic salt solution within a sealed package. As no chemical reaction is involved in their energy storage mechanism, this mechanism is highly reversible, allowing ultracapacitors to be rapidly charged and discharged hundreds of thousands of times without noticeable performance degradation even in very high peak power applications.

Compared with electrolytic capacitors, which have very little energy storage capacity and discharge power too rapidly to be suitable for many power delivery applications, ultracapacitors have much greater energy storage capacity and can discharge power over time periods ranging from fractions of a second to several minutes.

Unlike conventional rechargeable batteries, ultracapacitors discharge and recharge in as little as fractions of a second. They operate reliably through hundreds of thousands to millions of discharge/recharge cycles with minimal degradation of performance, compared with only up to a few thousand cycles for conventional batteries. Although ultracapacitors store only about one-tenth as much electrical energy as a conventional battery, they can deliver stored energy as electric power 100 times more rapidly.

We link our ultracapacitor cells together in packs and modules to satisfy higher energy storage and power delivery requirements, and both individual cells and multi-cell packs and modules can be charged from any primary energy source, such as a battery, generator, fuel cell, solar panel or electrical outlet. Virtually any device or system whose peak power demands are greater than its average power requirement is a candidate for an ultracapacitor-based energy storage and power delivery solution.

Our ultracapacitor products have significant advantages over batteries, including:

•	delivery of up to 100 times more instantaneous power;

•	the ability to discharge deeper and recharge much faster and more efficiently, thus producing less wasted energy in the form of heat;

•	the ability to operate reliably in extreme temperatures (-40 degrees C to +65 degrees C);

•	minimal to no maintenance requirements;

•	“life of the application” durability; and

•	minimal environmental issues associated with disposal because they contain no heavy metals and are largely recyclable.

Any device or system that requires electrical energy storage and repeated discharges of variable amounts of power represents a potential application for ultracapacitors. With no moving parts and no chemical reactions, ultracapacitors provide a simple, solid state-like, highly reliable solution to buffer short-term mismatches between power available and power required.

New power-hungry electronic products, such as wireless communication devices, increasing use of electric power in vehicles, and growing demand for highly reliable, maintenance-free, back-up power are creating significant markets for new and improved energy storage and power delivery solutions. In many applications, power demand varies widely from moment to moment, with peak power demand typically being much greater than the average power requirement. For example, automobiles require much more power to accelerate than to maintain a constant speed, and forklifts require more power to lift a heavy pallet than to move about within a warehouse.

Engineers historically have addressed such peak power requirements by over-sizing the engine, battery or other primary energy source to satisfy all of a system’s power demands, including demands that occur infrequently and may last only a few seconds or less. Sizing the primary power source to meet transient peak power requirements, rather than average power requirements, is costly and inefficient. Primary energy sources can be designed to be smaller, lighter and less costly if they are coupled with specialized power components, such as ultracapacitors, that can deliver or absorb brief bursts of high power on demand for periods of time ranging from fractions of a second to several minutes.

The following diagram depicts the separation of a primary energy storage source from a peak power delivery component. Highly reliable components that enable this separation permit new designs to optimize the size, efficiency and cost of the entire electrical power system.

Peak Power Application Model

Although conventional batteries are the most widely used component for both primary energy sourcing and peak power delivery, ultracapacitors, advanced batteries and flywheels now enable system designers to separate and optimize these functions. Based in part on ultracapacitors’ rapidly declining cost, high performance and “life-of-the-application” durability, we believe that our products are positioned to become a preferred solution for many energy storage and power delivery applications.

We offer our BOOSTCAP® ultracapacitors in several form factors, ranging from postage stamp size 5-farad small cells to cylindrical 2,600-farad large cells approximately two inches in diameter and six inches long. We are supplying our BOOSTCAP® ultracapacitors in volumes and at price points that are opening many market opportunities for us.

Our small ultracapacitor cells have been designed into consumer electronic devices, industrial electronics such as actuators, remote transmitting devices, high-intensity scanners, computer memory boards and transportation applications such as subway car alarm systems and electric actuators that replace mechanical latches in aircraft, train and automobile doors. Many products into which our small cell ultracapacitors have been designed now are in commercial production. Our large cell ultracapacitors have been designed into industrial applications such as wind turbines and UPS systems and transportation applications such as hybrid buses, trucks and autos, electric rail systems and capacitive starting systems for diesel trucks and locomotives. We received our first commercial production order to supply ultracapacitors for hybrid gasoline-electric transit buses in February 2004, and we have since received several additional orders for transit bus drive trains. We announced our first commercial supply agreement to provide ultracapacitors for wind energy applications in October 2004, and the volume of shipments to wind turbine system manufacturers is increasing rapidly. Other large cell design-ins are progressing through the field test and evaluation phase.

The chart below describes a number of applications for our BOOSTCAP® ultracapacitors that are now in commercial production or are in the field-testing or prototyping and evaluation phase.

Market	Application	Stage of Commercialization
Industrial Electronics

• Utility meters • Actuators • Memory boards	Wireless communication Energy storage Back-up power	Commercial production Commercial production Commercial production

Energy Generation

• Wind turbines	System control and optimization, energy storage and peak power	Commercial production

Fuel Cell Augmentation

• Stationary systems	Startup and peak load buffering to optimize system size and cost	Field testing and evaluation

• Vehicle drive trains	Initial starting, braking energy recapture and reuse for torque assist	Field testing and evaluation

Transportation

• Hybrid-electric bus drive trains	Braking energy recapture and reuse for torque assist	Commercial production

• Airplane door actuators	Backup energy storage for emergency deployment if main power system fails	Commercial production

• Automobile door actuators	Energy storage for electric switches that replace mechanical door latches	Designed-in by a major door latch OEM; awaiting commercial production

• Rail systems	Braking energy recapture and reuse for electric train and tram propulsion (both stationary and onboard systems)	Field testing and evaluation in multi-cell systems developed by rail system OEMs

	Capacitive starting systems for diesel locomotives	Prototyping and evaluation by locomotive OEMs

• Automobile systems	Braking energy recapture and reuse for torque assist	Prototyping and evaluation

	Distributed power nodes for all-electric power steering, braking and other subsystems	Prototyping and evaluation by auto manufacturers and Tier I subsystem OEMs

Market	Application	Stage of Commercialization

	Power network buffering to prevent malfunctions due to voltage sags	Prototyping and evaluation by automotive OEMs

• Truck starting	Capacitive starting for diesel engines	Prototyping and evaluation by fleet operators and truck OEMs

• All-electric forklifts, airport baggage handling equipment and other light mobility vehicles	Fuel cell augmentation for startup and peak power in battery replacement systems	Field testing and evaluation by fuel cell and electric vehicle OEMs

Applications such as bus, truck and auto drive trains, electric rail systems and UPS systems require integrated modules consisting of up to more than 1,000 ultracapacitor cells. To facilitate adoption of ultracapacitors for these larger systems, we are aligning our internal capabilities with those of third parties who possess the systems integration and power and thermal management capabilities to provide fully integrated systems and modules.

We have also developed integration technologies to accelerate customer adoption of multi-cell ultracapacitor packs, modules and systems. These include proprietary electrical balancing, thermal management systems and interconnect technologies. We have applied, and are continuing to apply, for patents for many of these technologies.

High-Voltage Capacitors

Electric utility grids have switches, circuit breakers, step-down transformers and measurement instruments that transport, distribute and measure high-voltage electricity. High-voltage capacitors are used to protect these systems from high-voltage arcing. These applications require extremely high reliability and durability, with failure rates of less than a few percent over operational lifetimes measured in decades.

Through our acquisition in 2002 of Montena Components Ltd., now known as Maxwell Technologies SA, and its CONDIS® line of high-voltage capacitor products, Maxwell has more than 20 years of experience in this industry, and is the world’s largest producer of such products for use in utility infrastructure. Engineers with specific expertise in high-voltage systems develop, design and test our high-voltage capacitor products in our development and production facility in Rossens, Switzerland. Our high-voltage capacitors are produced through a proprietary, automated, winding and assembly process to ensure consistent quality and reliability. We upgraded our high-voltage capacitor production facility in 2004 to double its output capacity and significantly shorten order-to-delivery intervals. We sell our high-voltage capacitor products to large systems integrators, such as ABB Ltd., which install and service electrical utility infrastructure around the world.

Radiation-Mitigated Microelectronic Products

Manufacturers of commercial and military satellites and other spacecraft require microelectronic components and sub-systems that meet specific functional requirements and can withstand exposure to radiation encountered in space, including gamma rays and hot electrons and protons. In the past, microelectronic components and systems for these special applications used only specifically fabricated radiation-hardened silicon. However, the process of designing and producing radiation-hardened silicon is lengthy and expensive, and there are only a few specialty semiconductor fabricators, so supplies of radiation-hardened silicon are limited. Commercial silicon provides much higher functionality and costs significantly less than radiation-hardened silicon. As a result, demand for components made with the latest commercial silicon, protected by shielding and other radiation mitigation techniques, is growing. Producing components and systems incorporating radiation-mitigated commercial silicon requires expertise in power electronics, circuit design, silicon selection, radiation shielding and extensive expertise in quality assurance testing and validation.

We design, manufacture and market radiation-mitigated microelectronic products, including power modules, memory modules and single-board computers, for the space and satellite markets. Using highly adaptable, proprietary, packaging and shielding and other radiation mitigation techniques, we custom design products that allow satellite and spacecraft manufacturers to use powerful, commercial silicon protected with the level of radiation shielding required for reliable performance in the specific orbit or environment in which they are to be deployed.

Manufacturing

We have consolidated all of our manufacturing operations into two production facilities located in San Diego, California, and Rossens, Switzerland. Over the past four years, we have made substantial capital investments to build and outfit production facilities incorporating the latest available mechanization and automation techniques and processes. We have trained our manufacturing personnel in advanced operational techniques, including demand-based manufacturing. We have also added advanced information technology infrastructure and have implemented new business processes and systems to increase our manufacturing capacity and improve efficiency, planning and product quality. Our production facilities have been designed with flexible overhead power grids and modular manufacturing cells and equipment that allow factory operations to be reconfigured rapidly at minimal expense. With the completion of upgrades undertaken and completed in 2004, and others currently underway, we believe that our manufacturing facilities plus capital expenditures of approximately $3.7 million will give us sufficient capacity to meet 2005 demand for all of our current product lines. As new products are developed, we will install pilot manufacturing lines to produce them, but we intend to limit capital expenditures for any such new lines and upgrades of existing lines to match the rate of depreciation on existing capital plant.

Acceptance of our ultracapacitor products and high-voltage capacitor products depends in part on compliance and certification with a number of U.S. and foreign standards for electronic components and systems. Among the entities that promulgate such standards are Underwriters Laboratories, Canadian Standards Association and Committee European. We incorporate compliance with such standards into our quality assurance protocols in building and testing these products. We employ rigorous quality management systems and processes that promote continuous improvement and the highest possible product quality. Both of our production facilities comply with ISO 9001-2000 requirements for all of our products.

Ultracapacitors

In 2001, we installed an automated assembly line for our 5-farad and 10-farad small cell ultracapacitors in our San Diego production facility. This line can produce approximately 40,000 to 50,000 small cells per 24-hour production day. Current production is approximately 10,000 to 20,000 small cells per day, based on a 12-hour production day.

We produce our large cell ultracapacitors on pilot production lines in both our San Diego and Rossens, Switzerland facilities. By the second half of 2005, we expect to complete our first high-volume, semi-automated manufacturing line for our 350-farad ultracapacitors in our Swiss facility. We have also redesigned our large cell products to facilitate automation and to incorporate lower-cost materials. In addition to incorporating significantly lower-cost materials, the new designs reduce both the number of parts in a finished cell and the number of manufacturing process steps to produce them. Our Swiss facility has been certified to the rigorous, auto industry-specific, ISO/TS 1649 standards, confirming the company’s competence as an automotive supplier, and our San Diego facility has initiated steps to achieve that certification.

In February 2003, we formed an ultracapacitor manufacturing and marketing alliance with Yeong-Long Technologies Co., Ltd., or YEC. YEC is a $200 million revenue per annum manufacturer of electrolytic capacitors headquartered in Taichung, Taiwan, with manufacturing and sales operations in mainland China. We entered into this alliance to accelerate commercialization of our proprietary BOOSTCAP® ultracapacitors in China, and to help position us as a global supplier of ultracapacitors with production facilities in North America and Europe, and access to facilities in Asia. This alliance allows YEC to produce and sell our ultracapacitor products in China and entitles us to receive a royalty on such sales in China. It also provides for YEC to develop products in new form factors and gives us access to YEC’s manufacturing capacity for our distribution outside China.

High-Voltage Capacitors

We produce our high-voltage grading and coupling capacitors in our Rossens, Switzerland facility. We believe we are the only high-voltage capacitor producer that manufactures its products with automated winding, stacking and assembly processes. This enables us to produce consistent, high quality and highly reliable products, and gives us sufficient capacity to satisfy growing global customer demand. Using advanced demand-based manufacturing techniques, we upgraded the assembly portion of the process to a “cell-based,” “just-in-time” design in 2004, doubling our production capacity without additional direct labor, and significantly shortening order-to-delivery intervals. This upgrade also enabled us to expand our market penetration into capacitive voltage divider products, which we believe could materially increase the size of the market we currently serve.

Radiation-Mitigated Microelectronics Products

We produce our radiation-mitigated microelectronics products in our San Diego production facility. We have reengineered our production processes for radiation-mitigated microelectronics, resulting in dramatic reductions in cycle time and a significant increase in yield. Customer audits have confirmed our belief that we have “top-tier” manufacturing capabilities for highly reliable, radiation-mitigated power modules, memory modules and single-board computers. In 2004, this facility earned QML-Q and QML-V certification by the Department of Defense procurement agency. There are only 15 QML-Q and -V certified microelectronics production facilities in the world.

Our radiation-mitigated microelectronics production operations include die characterization, packaging, electrical, environmental and life testing. During 2002 and 2003, manufacturing cycle times were reduced and operator productivity increased, such that our current facility is capable of doubling production volumes without the need for additional direct labor or capital. We believe that we have ample capacity to meet foreseeable demand in the space and satellite markets.

Suppliers

We generally purchase components and materials, such as electronic components, dielectric materials, ceramic materials and metal enclosures from a number of suppliers. For certain products, such as our radiation-mitigated microelectronic products and our high-voltage capacitors, we rely on a limited number of suppliers or a single supplier. Although we believe there are alternative sources for some of the components and materials that we currently obtain from a single source, there can be no assurance that we will be able to identify and qualify alternative suppliers in a timely manner. Therefore, in critical component areas, we “bank,” or store, critical high value materials, especially silicon die. We are working to reduce material cost and our dependence on sole and limited source suppliers through an extensive global sourcing effort, with a particular emphasis on sourcing from low-cost countries.

Marketing and Sales

We market and sell all of our components and systems products through both direct and indirect sales organizations in North America, Europe and Asia for integration by OEM customers into a wide range of electronic systems and products. Because the introduction of products based on emerging technologies requires customer acceptance of new and different technical approaches, and because many of our OEM customers have rigorous vendor qualification processes, the initial sale of our products can take months or even years.

Our principal marketing strategy is to cultivate long-term relationships by becoming a preferred supplier with an opportunity to compete for multiple supply agreements and follow-on contracts with our key OEM customers. As these design-in sales tend to be technical and engineering-intensive, we organize customer-specific teams composed of sales, engineering, research and development and other technical personnel to work closely with our customers across multiple disciplines to satisfy their requirements for form, fit, function and environmental needs. As time-to-market often is the primary consideration in our customers’ decisions to use our components, the initial sale and design-in process typically evolves into ongoing account management to ensure on-time delivery, responsive technical support and problem solving.

For each of our three product lines, we conduct discrete marketing programs intended to position and promote each product line. These include trade shows, seminars, advertising, product publicity, distribution of product literature and Internet websites. We employ marketing communications specialists and outside consultants to develop and implement our marketing programs, design and develop marketing materials, negotiate advertising media purchases, write and place product news releases and manage our marketing websites.

We have an alliance with YEC to manufacture and market our proprietary BOOSTCAP® ultracapacitor products in China. Through this alliance, we seek to expand our ultracapacitor product line and increase sales in China.

Competition

Each of our product lines has competitors, many of whom have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and larger installed customer bases than we have. In some of the target markets for our emerging technologies, we face competition both from products utilizing well-established existing technologies and from other novel or emerging technologies.

Ultracapacitors

Our ultracapacitor products have two types of competitors: other ultracapacitor suppliers and purveyors of energy storage and power delivery products based on other technologies. Although a number of companies are developing ultracapacitor technology, we currently have three principal competitors in ultracapacitor or supercapacitor products: Panasonic, a division of Matsushita Electric Industrial Co., Ltd., in Japan, EPCOS AG in Germany, and Ness Corporation in Korea. The key competitive factors in the ultracapacitor market are price, performance (energy stored and power delivered per unit volume), durability and reliability, form factor, operational lifetime and overall breadth of product offerings. We believe that our products compete favorably with respect to all of these competitive factors.

Ultracapacitors also compete with products based on other technologies, including advanced batteries in power quality and peak power applications, and flywheels and batteries in back-up energy storage applications. We believe that ultracapacitors’ high durability, long life, wide temperature range, high performance and value proposition give them a competitive advantage over these alternative choices in many applications. In addition, integration of ultracapacitors with some of these alternative solutions may provide an optimized solution for the customer that neither can provide by itself.

High-Voltage Capacitors

Maxwell, through its acquisition in 2002 of Montena (now known as Maxwell Technologies SA) and its CONDIS® line of high-voltage capacitor products, is the world’s largest producer of high-voltage capacitors for use in electric utility infrastructure. Our principal competitors in the high-voltage capacitor markets are in-house production groups of certain of our customers and other independent manufacturers, such as the Coil Product Division of Trench Limited in Canada and Europe and Hochspannungsgeräte Porz GmbH in Germany. We believe that we compete favorably with respect to being a consistent supplier of highly reliable high-voltage capacitors, and with respect to our expertise in high-voltage systems design. Over the last ten years, our largest customer, ABB Ltd., has evolved from producing its grading and coupling capacitors internally to outsourcing substantially all of its needs to us.

Radiation-Mitigated Microelectronic Products

Our radiation-mitigated power modules, memory modules and single-board computers compete with the products of traditional radiation-hardened integrated circuit suppliers such as Honeywell Corporation, Lockheed Martin Corporation and BAE Systems. We also compete with commercial integrated circuit suppliers with product lines that have inherent radiation tolerance characteristics, such as National Semiconductor Corporation, Analog Devices Inc. and Temic Instruments B.V. (in Europe). Our proprietary radiation-mitigation technologies enable us to provide flexible, high function, competitively priced, radiation mitigation solutions utilizing the most advanced commercial electronic circuits and processors. In addition, we compete with component product offerings from high reliability packaging houses such as Austin Semiconductor, Inc., White Microelectronics, Inc. and Teledyne Microelectronics, a unit of Teledyne Technologies, Inc.

Research and Development

We maintain active research and development programs to improve existing products and to develop new products. For the year ended December 31, 2004, our research and development expenditures totaled approximately $5.5 million, compared with $5.8 million and $8.4 million in the years ended December 31, 2003 and December 31, 2002, respectively. The large decrease from 2002 to 2003 reflects the elimination of R&D expense associated with several non-core business lines that we divested. In general, we focus our research and product development activities on:

•	designing and producing products that perform reliably for the life of the end products or systems into which they are integrated;

•	making our products less expensive to produce so as to improve our profit margins and to enable our products to penetrate new, price-sensitive, markets;

•	designing our products to have superior technical performance;

•	designing new products that provide novel solutions to expand our market opportunities; and

•	designing our products to be compact and light.

Most of our current research, development and engineering activity is focused on material science, including electrically conducting and dielectric materials, ceramics and radiation-tolerant silicon and ceramic composites to reduce cost and improve performance, reliability and ease of manufacture. Additional efforts are focused on product design and manufacturing engineering and manufacturing processes for high-volume manufacturing.

•	The principal focus of our ultracapacitor development activities is to increase power and energy density and power delivery, ensure long operational life and dramatically reduce product cost. Our ultracapacitor designs focus on low-cost, high-capacity devices in standard sizes ranging from 5-farads to 2,600-farads. Our goal is to penetrate cost-sensitive applications at multi-million unit volumes.

•	The principal focus of our high-voltage capacitor development efforts is to enhance performance and reliability while reducing the size, weight and manufacturing cost of our products. We also are directing our design efforts to develop high-voltage capacitors for additional applications.

•	The principal focus of our microelectronics product development activities is on circuit design, shielding and other radiation-mitigation techniques that allow the use of powerful commercial silicon components in space and satellite applications that require ultra high reliability. We also focus on creating system solutions that overcome the basic failure rate of individual components through architectural approaches, including redundancy, mitigation and correction. This involves expertise in system architecture, including algorithm and micro-code development, circuit design and the physics of radiation effects on silicon electronic components.

Intellectual Property

We continue to place an increased emphasis on inventing new technologies, proprietary processes and innovative designs that significantly increase the value and uniqueness of our product portfolio, and on obtaining patents to provide the broadest possible protection for those products and related technologies. Our ultimate success will depend in part on our ability to protect existing patents, secure additional patent protection and develop new processes and designs not covered by the patents of third parties. As of December 31, 2004, Maxwell and its subsidiaries held 51 issued patents and had 44 pending patent applications and numerous provisional applications. Of the issued patents, 17 relate to our ultracapacitor products and technology and 12 relate to our microelectronics products and technology. Our subsidiary, PurePulse Technologies, Inc. (“PurePulse”), which suspended operations in 2002, holds the remaining 22 issued patents. Our issued patents have various expiration dates ranging from 2014 to 2024.

Our pending patent applications and any future patent applications may not be allowed. We routinely seek to protect our new developments and technologies by applying for patents in the U.S. and corresponding foreign patents in the principal countries of Europe and Asia. At present, with some exceptions in the microcode architectures of our radiation-mitigated microelectronics product line, we do not rely on licenses from any third parties to produce or commercialize our products.

The existing patent portfolios and pending patent applications covering technologies associated with our ultracapacitor and microelectronic products relate primarily to:

Ultracapacitors

•	the physical composition of the electrode, its design and fabrication;

•	the physical cell package design and the processes used in its production;

•	cell-to-cell interconnect technologies that increase the power performance and lifetime of BOOSTCAP® products; and

•	module and system designs that facilitate applications of ultracapacitor technology.

Microelectronics

•	system architectures that enable commercial silicon products to be used in radiation-intense space environments;

•	technologies and designs that improve packaging densities while mitigating the effect of radiation on commercial silicon; and

•	radiation-mitigation techniques that improve performance while protecting sensitive commercial silicon from the effects of environmental radiation in space.

Historically, our high-voltage capacitor products have been based on our know-how and trade secrets rather than on patents. We filed our first patent application covering our high-voltage capacitor technology in 2003, and we will continue to pursue patent protection in addition to trade secret protection of certain aspects of our products’ design and production.

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

Financial Information About Geographic Areas

	Year ending December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Revenues from external customers located in:
United States	$13,938	43%	$16,024	46%	$32,865	60%
All other countries	18,274	57%	19,142	54%	21,529	40%

Total	$32,212	100%	$35,166	100%	$54,394	100%

Long-lived assets:
United States	$9,337	26%	$10,742	33%	$12,065	39%
Switzerland	24,547	74%	21,507	67%	19,174	61%

Total	$33,884	100%	$32,249	100%	$31,239	100%

Backlog

Backlog for Maxwell’s three continuing core product lines was approximately $10.7 million as of December 31, 2004, compared with $10.2 million for those product lines as of December 31, 2003. Backlog consists of firm orders for products that will be delivered within 12 months. Because we have dramatically reduced production cycle times, our customers are less likely to commit firm purchase orders as far in advance of their production needs as they did in the past.

Significant Customers

Sales of high-voltage capacitors to various business units within the ABB group of companies amounted to approximately $11.5 million, or 36%, of our total revenue for the year ended December 31, 2004. We have long term supply agreements with ABB Ltd., the largest of which was renewed in April 2004 and expires in April 2007.

Government Regulation

Due to the nature of our operations and the use of hazardous substances in some of our ongoing manufacturing and research and development activities, we are subject to stringent federal, state and local laws, rules, regulations and policies governing workplace safety and protection of the environment. These include the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In the course of our historical operations, materials or wastes may have spilled or been released from properties owned or leased by us or on or under other locations where these materials and wastes have been taken for disposal. These properties and the materials and wastes spilled, released, or disposed thereon are subject to environmental laws that may impose strict liability, without regard to fault or the legality of the original conduct, for remediation of contamination resulting from such releases. Under such laws and regulations, we could be required to remediate previously spilled, released, or disposed substances or wastes or to make capital improvements to prevent future contamination. Failure to comply with such laws and regulations also could result in the assessment of substantial administrative, civil and criminal penalties and even the issuance of injunctions restricting or prohibiting our activities. It is also possible that implementation of stricter environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general. While we believe we are in substantial compliance with existing environmental laws and regulations, we cannot be certain that we will not incur substantial costs in the future.

In addition, certain of our microelectronics products are subject to International Traffic in Arms export regulations when they are delivered to customers outside of the U.S. We routinely obtain export licenses for such product shipments outside the U.S.

Legal Proceedings

From time to time we are involved in litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts we believe to be adequate. We have been named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf, alleging damages relating to the repurchase of I-Bus/Phoenix, Inc. shares. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will not materially adversely affect the financial position, results of operations or cash flows of the Company.

Employees

As of December 31, 2004, we had 222 employees, consisting of 110 full-time employees, one part-time employee and one temporary employee in the U.S., and 78 full-time employees, 13 part-time employees and 19 temporary employees in Switzerland. None of our U.S. employees are members of a labor union. We believe that approximately 20% of our employees in Switzerland are members of a labor union. Swiss law prohibits employers from inquiring into the union status of employees. We consider our relations with our employees to be good.

Facilities

Our headquarters and principal research, manufacturing and marketing facilities occupy approximately 45,000 square feet in San Diego, California, under a renewable lease that expires in July 2007. In addition, we lease research, manufacturing and marketing facilities occupying 68,620 square feet in Rossens, Switzerland, under a renewable lease that expires in June 2009.

We have the capacity to meet increases to our forecasted production requirements and, therefore, we believe our facilities are adequate to meet our needs for the foreseeable future.

RISK FACTORS

An investment in our common stock involves a high degree of risk. Our business, financial condition and results of operations could be seriously harmed if potentially adverse developments, some of which are described below, materialize and cannot be resolved successfully. In any such case, the market price of our common stock could decline and you may lose all or part of your investment in our common stock.

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

We have incurred net losses in our last six fiscal years. We cannot assure you that we will become profitable in the foreseeable future, if ever. Even if we do achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period as a result of a number of factors, including but not limited to the following:

•	the amounts invested in developing, manufacturing and marketing our products in any period as compared with the volume of sales of those products in the same period;

•	fluctuations in demand for our products by our OEM customers;

•	the prices at which we sell our products and services as compared with the prices of our competitors and our product costs;

•	the timing of our product introductions may lag behind those of our competitors;

•	our profit margins may decrease; and

•	any negative impacts resulting from acquisitions we have made or may make.

In addition, we incur significant costs developing and marketing products based on new technologies and, in order to increase our market share, we may sell our products at profit margins below those we ultimately expect to achieve and/or we may significantly reduce the prices of our products and services in a particular quarter or quarters. Presently, we have made a strategic decision to accept certain orders to sell products to a limited number of customers at prices below our manufacturing costs. The impact of the foregoing may cause our operating results to be below the expectations of public market analysts and investors, which may result in a decrease in the market value of our common stock.

We may not be able to continue development of our products or market our products successfully, and thus may not be able to achieve or maintain profitability in the future.

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

•	hire and maintain an engineering and marketing staff sufficiently skilled to identify and design new products;

•	overcome technical, financial and other risks involved in developing new products based on new technology as well as managing the introduction of those new products and technologies;

•	identify and develop attractive markets for our new products and technologies and accurately anticipate demand;

•	develop appropriate commercial sales and distribution channels;

•	develop and manufacture new products that we can sell at competitive prices, with adequate margins;

•	deliver products that meet our customers’ requirements for quality and reliability;

•	increase our manufacturing capacity and improve manufacturing efficiency to meet our customer demands;

•	successfully respond to technological changes by improving our existing products and technologies;

•	demonstrate that our products have technological and/or economic advantages over the products of our competitors;

•	successfully respond to competitors that are more experienced, have significantly greater resources and have a larger base of customers; and

•	secure the raw materials required at the prices necessary to manufacture and deliver competitive products. If the supply of a commodity raw material changes or is interrupted, we may not be able to build our products or if we can build our products, we may be unable to sell our products profitably at competitive prices with adequate margins.

We may not be able to obtain sufficient capital to meet potential customer demand or corporate needs, which could require us to change our business strategy and result in decreased profitability and a loss of customers.

We believe that in the future we will need a substantial amount of additional capital for a number of purposes, including the following:

•	to meet potential volume production requirements for several of our product lines, in particular our ultracapacitors, which require high-speed automated production lines to achieve targeted customer volume and price requirements;

•	to expand our manufacturing capabilities and develop viable out-source partners and other production alternatives;

•	to fund our continuing expansion into commercial markets and compete effectively in those markets;

•	to develop new technology and cost effective solutions in our business;

•	to achieve our long-term strategic objectives;

•	to maintain and enhance our competitive position; and

•	to acquire new or complementary businesses, product lines and technologies.

There can be no assurance that any necessary additional financing will be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to change or delay our planned growth, which could result in decreased revenues, profits and a loss of customers.

We have a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission. Approximately $5.5 million of it remains available to us for raising capital. If additional shares are issued under the shelf registration statement immediate dilution of our current stockholders may occur.

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

We may experience difficulty in manufacturing our products in increased quantities, outsourcing the manufacturing of our products and improving our manufacturing processes. If we are unable to manufacture our products in increased quantities, or if we are unable to outsource the manufacturing of our products or improve our manufacturing processes, we may be unable to increase sales and market share for our products and could also lose existing customers. We have limited experience in manufacturing our products in high volume and, therefore, it may be difficult for us to achieve the following results:

•	increase the quantity of the new products we manufacture, especially those products that contain new technologies;

•	reduce our manufacturing costs to a level needed to produce adequate profit margins and avoid losses on committed sales agreements; and

•	design and procure additional automated manufacturing equipment.

It may also be difficult for us to solve management, technological, engineering and other problems which may arise in connection with our manufacturing processes. These problems may include production volumes and yields, quality assurance, adequate and timely supply of high quality materials and shortages of qualified management and other personnel. In addition, we may elect to have some of our products manufactured by third parties. If we outsource the manufacture of our products, we will face risks with respect to quality assurance, cost and the absence of close engineering support.

Our large cell ultracapacitors designed for transportation and industrial applications may not gain widespread commercial acceptance, which will adversely impact our revenues and growth opportunities, and our overall business prospects.

We have designed our large cell ultracapacitor products primarily for use in transportation and industrial applications. Currently, most of the major automotive companies are pursuing initiatives to develop alternative power sources for cars and trucks for hybrid drive train power and to augment the current 12-volt electrical system. We believe our ultracapacitors provide an innovative alternative power solution for both of these applications, and we are currently in discussions with several major automotive companies and their suppliers with regard to designing our ultracapacitors into their future products. However, the historic per unit cost of ultracapacitors has prevented ultracapacitors from gaining widespread commercial acceptance. In addition, there are other competing technologies such as advanced batteries, compressed gas and hydrolytic fluids and competing ultracapacitors. We believe that the long-term success of our ultracapacitors will be determined by our ability to reduce the cost of production, outperform the competing technologies and to have our ultracapacitors widely designed into the next generation of the power drive trains in hybrid powered cars and trucks and the first generation of up rated 12 and 42-volt electrical systems. If our ultracapacitors fail to achieve widespread commercial acceptance in this next generation of automotive products, our revenues and growth opportunities will be adversely impacted in future periods and our overall business prospects will be significantly impaired.

We may be unable to produce our large cell ultracapacitors in commercial quantities or reduce the cost of production enough to be commercially viable for widespread application, which will adversely impact our revenues and growth opportunities, and our overall business prospects.

If we are not able to produce large quantities of our large cell ultracapacitors in the near future at the currently projected per unit cost, our large cell ultracapacitors may not be a commercially viable alternative to traditional or other alternative energy storage and power delivery devices. Although we have been selling a BOOSTCAP® large cell ultracapacitor designed for transportation and industrial applications, we have only produced this ultracapacitor in limited quantities and at a relatively high cost as compared with traditional energy storage and power delivery devices. We are currently investing significant resources in improving the cell design for higher performance at lower cost and in automating and scaling up our manufacturing capacity to permit us to produce ultracapacitors in commercial quantities sufficient to meet the needs of our potential customers. Furthermore, we believe, based on discussions with potential customers in the automotive and transportation industry, that our ultracapacitors will not provide a commercially viable solution for our customers’ needs unless we are able to reduce the per unit cost dramatically below our current per unit cost. If we are not successful in the near future in reducing our cost of production and establishing the capability to produce large quantities of ultracapacitors at a reduced cost, we may not be able to generate commercial acceptance of, and sufficient revenue from, this product to recover our significant investment in the development and manufacturing scale-up of this product and our overall business prospects will be significantly impaired.

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

The extent to which any of our products achieve market acceptance will depend on competitive factors, many of which are beyond our control. Competition in our markets is intense and has been accentuated by the rapid pace of technological development. Our competitors include large fully-integrated electronics companies. We may not be able to develop, fund or invest in one or more of our product lines to the same degree as our competitors do, or we may not be able to do so in a timely manner or at all. Many of these entities have substantially greater research and development capabilities and financial, manufacturing, technological, marketing and sales resources than we do, as well as more experience in research and development, product testing, manufacturing, marketing and sales. These organizations also compete with us to:

•	attract parties for collaborations or joint ventures;

•	license the proprietary technology that is competitive with our technology; and

•	attract and hire scientific and engineering talent.

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

We might be faced with product liability or warranty claims, either directly or indirectly through our customers, and we have limited historical experience with some of our products as to our potential liability.

We offer our customers a warranty for our products. Any defects that may occur in our products could, in turn, lead to defects in our customers’ products that incorporate our products. The occurrence of defects in our products could give rise to warranty claims against us or to liability for damages caused by such defects to our customers or to the customers of our customers. Such defects could also lead to liability for consequential damages, or product liability claims. Defects in our products could, moreover, impair the market’s acceptance of our products. Any of these events could have a material adverse effect on our business and financial condition. We have limited historical experience with some of our products in evaluating the potential liability that could be created by claims under our warranty. If the claims made under such warranty exceed expected levels against which we have reserved, our results of operations and financial condition could be materially adversely affected.

Unfavorable economic conditions in the U.S. and abroad may adversely affect our OEM customers and prevent us from achieving sales growth.

Many of our new products are components designed to be integrated into new products and systems to be introduced to the marketplace by our OEM customers. Unfavorable economic conditions in 2003 and 2004, for example, slowed capital spending on U.S. electric utility infrastructure and delayed the introduction of certain new products by our OEM customers. A repeat of such unfavorable economic conditions may adversely affect our ability to market and sell our new products in the future.

A prolonged economic downturn could materially harm our business.

Any negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a decrease in capital spending in many of the markets we serve. In particular, a downward cycle affecting the technology, automotive and industrial, and military and aerospace markets would likely result in a reduction in demand for our products. In addition, if our customers’ own markets and financial performance decline, we may not be able to collect outstanding amounts due to us. Any of these circumstances could harm our consolidated financial position, results of operations and cash flows.

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

We have increased our emphasis on protecting our technologies and products through patents. Our success depends on maintaining our patents, adding to them where appropriate, and developing products and applications without infringing the patent and proprietary rights of others. The following risks, among others, are involved in protecting our patents:

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

We may have difficulty in protecting our intellectual property rights in the People’s Republic of China (PRC).

YEC is licensed to use our patented ultracapacitor technology to manufacture and market unltracapacitor products in the PRC. Patent and other intellectual property rights receive substantially less protections in the PRC than is available in the United States. We cannot assure you that we will be able to protect our proprietary rights in the PRC or elsewhere. The unauthorized use of our technology by others, particularly in the PRC where labor costs are low, could have a material adverse effect on our business, financial condition and results of operation.

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

Our alliance with YEC is with a foreign partner and we anticipate that future alliances may be with foreign partners or entities. As a result, such future alliances may be subject to the political climate and economies of the foreign countries where such partners reside and operate. We cannot assure you that our alliance partners or other partners will provide us with the support we anticipate, that any of the alliances or other relationships will be successful in developing our technology for use with their intended products, or that any of the alliances or other relationships will be successful in manufacturing and marketing their technologies for such products once developed. Any of our international operations will also be subject to certain external business risks such as exchange rate fluctuations, political instability and a significant weakening of a local economy in which a foreign entity with which we have an affiliation operates or is located. Certain provisions of the alliance agreements that are for our benefit may be subject to restrictions in foreign laws that limit our ability to enforce those contractual provisions. Failure of these alliances to be successful could have a material adverse effect on our business and prospects.

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

We have substantial operations in Switzerland. Since we are relatively inexperienced in managing our international operations, we may be unable to effectively operate and expand our worldwide business and to manage cultural, language and legal differences inherent in international operations. In addition, to the extent we are unable to respond to political, economic and other conditions in these countries effectively, our business, results of operations and financial condition could be materially adversely affected. Moreover, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could increase our tax rates.

International currency fluctuations could affect future reported product sales and operating expenses and harm or impact our ability to collect receivables or pay debts.

As a result of our international operations and related revenue generated outside of the U.S., the dollar amount of our revenue, expenses and debt may be materially affected by fluctuations in foreign currency exchange rates.

Assets or liabilities of our consolidated subsidiary that are not denominated in its functional currency are subject to effects of currency fluctuations, which may affect our reported earnings.

Government audits of two of our businesses sold or discontinued in 2001 could result in charges to our earnings and have a negative effect on our cash position. Further, a government audit of a contract entered into in 1995 by our Microelectronics business is in progress. We are unable to determine if additional audits of our current operating segments, divested businesses or discontinued operations will occur.

A contract, not assumed by the acquirers of our former defense contract business, entered into in 1990 and completed in the late 1990s is currently being audited by the Defense Department’s auditing services. We have submitted documentation supporting approximately $550,000 of costs charged to the contract. We believe that such costs were properly charged.

The Internal Revenue Service (IRS) has assessed us with a penalty of approximately $262,000 for failure to file Form W-2s for a business sold in 2001. The acquiring company of our former business did write the IRS stating that they would be responsible for the filing of 2001 Form W-2s. We have submitted this documentation to the IRS.

There can be no assurance that the Defense Department’s auditing services or the IRS will accept the documentation submitted and that the matters will be resolved in our favor.

The Defense Department’s auditing service is auditing a contract entered into in 1995 and completed in 1999 by a company purchased by our Microelectronics group. The Company has requested a release of liability from the prime contractor. There is no assurance that such a release will be obtained and that the Company will not incur some liability.

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

These provisions restrict management’s ability to operate our business in accordance with management’s discretion and could limit our ability to grow and compete. Our credit agreements also require us to maintain our compliance with certain financial covenants and ratios. If we fail to comply with any of such financial covenants or ratios, or otherwise default under our credit agreements, the lenders under such agreements could:

•	accelerate and declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest;

•	terminate their commitments, if any, to make further extensions of credit to us and/or attempt to secure collateral.

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

Our performance also depends on our ability to identify, hire, train, retain and motivate qualified personnel, especially key operations executives and highly skilled engineers. The industries in which we compete are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel in a highly competitive employment market. Our employees may terminate their employment with us at any time.

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

Our backlog is limited and may not reflect future business activity.

Our order backlog for prior years includes businesses that were divested and therefore year-to-year comparisons are difficult to make. Additionally, our current backlog primarily represents orders for the next three months but does include some future orders and as a result, is not an indicator of future business activity. Due to the possibility of customer changes in delivery schedules, potential delays in product shipments, difficulties in obtaining parts from suppliers, production limitations and the possible inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, redundancy and backup our internal information technology networking systems are vulnerable to damages from computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Additionally, from time to time, we install new or upgraded business management systems. To the extent such systems fail or are not properly implemented, we may experience material disruption to our business including our ability to report operating results on a timely basis.

Changes in financial accounting standards related to stock option expenses are expected to have a significant adverse effect on our reported results.

The Financial Accounting Standards Board (FASB) recently issued a revised standard that requires that we record compensation expense in our statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have a significant adverse effect on our reported earnings, although it will not affect our cash flows, and may adversely impact our ability in the future to provide accurate guidance on future financial results due to the variability of the factors used to establish the value of stock options.

Future changes in financial accounting standards or practices may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating significant additional expenses and uncertainty for public companies. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, significantly increased general and administrative expenses and diversion of management time to such compliance activities. Our recent efforts to comply with section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations have required a significant effort of the company and its available resources, and resulted in significant cost to us.

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

Item 3. Legal Proceedings

Our subsidiary I-Bus/Phoenix, Inc. has been named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf and alleges damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will have no significant adverse effect on the financial position, results of operations or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders during the fourth quarter of 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Nasdaq National Market under the symbol “MXWL” since 1983. The following table sets forth the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low
Year Ended December 31, 2004
First Quarter	$14.74	$7.01
Second Quarter	17.64	12.25
Third Quarter	13.25	8.10
Fourth Quarter	11.60	8.95
Year Ended December 31, 2003
First Quarter	7.00	5.76
Second Quarter	6.90	5.30
Third Quarter	9.56	5.93
Fourth Quarter	9.40	6.70

As of March 9, 2005, there were 477 holders of record of our common stock. We believe that the number of beneficial owners of our common stock substantially exceeds this number.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2004. This data is derived from the Company’s audited consolidated financial statements. During the year ended December 31, 2004, we completed the discontinuance of our Winding Equipment business segment, which we acquired in 2002. Therefore, the financial statements for fiscal 2004, 2003 and 2002 include the reclassification of the Winding Equipment business to discontinued operations.

The financial information for the year ended December 31, 2002 has been restated for the impact of adjustments discussed in Note 1 of the consolidated financial statements.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Continuing Operations:			(Restated)
Total revenue	$32,212	$35,166	$54,394	$77,856	$102,347

Loss from continuing operations	$(9,808)	$(6,212)	$(37,140)	$(8,221)	$(16,291)
Income (loss) from discontinued operations, net of tax	733	(961)	(4,937)	(4,696)	(26)
Cumulative effect of accounting change, net of tax	—	878	—	—	—

Net loss	$(9,075)	$(6,295)	$(42,077)	$(12,917)	$(16,317)

Basic Net Loss Per Share:
Loss from continuing operations	$(0.67)	$(0.44)	$(3.03)	$(0.82)	$(1.66)
Income (loss) from discontinued operations, net of tax	0.05	(0.07)	(0.40)	(0.47)	—
Cumulative effect of accounting change, net of tax	—	0.06	—	—	—

Net loss per share	$(0.62)	$(0.45)	$(3.43)	$(1.29)	$(1.66)

Diluted Net Loss Per Share:
Loss from continuing operations	$(0.67)	$(0.44)	$(3.03)	$(0.82)	$(1.66)
Income (loss) from discontinued operations, net of tax	0.05	(0.07)	(0.40)	(0.47)	(0.01)
Cumulative effect of accounting change, net of tax	—	0.06	—	—	—

Net loss per share	$(0.62)	$(0.45)	$(3.43)	$(1.29)	$(1.67)

	As of December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Total assets	$67,726	$63,013	$71,380	$85,704	$122,109
Cash, cash equivalents and short-term investments in marketable securities	$12,795	$11,307	$11,091	$25,559	$2,686
Short-term borrowings and current portion of long-term debt	$1,970	$1,851	$570	$—	$22,754
Long-term debt excluding current portion	$813	$—	$2,675	$6,000	$—
Stockholders’ equity	$52,791	$47,692	$49,951	$59,731	$69,754
Shares outstanding	15,695	14,339	13,726	10,168	9,877

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. In addition, the discussion and the historical information contain forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment in determining the allowance for inventory reserves, bad debt allowance, allowance for deferred tax assets and tax expenses in the future. Our estimation of liquidity for fiscal year 2005 may be significantly different than our actual results. Negative changes in revenues will affect our estimation in cost of sales, research and development, selling, general and administrative and other aspects of our business.

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan. Subsequently, we provide a summary of some of the highlights from the recently completed fiscal year, followed by a discussion of the different aspects of our business. We then proceed, on page 32, to discuss our results of operations for the year ended December 31, 2004 compared with the year ended December 31, 2003, and for the year ended December 31, 2003 compared with the year ended December 31, 2002. Thereafter, beginning on page 39, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” Beginning on page 41, we discuss our critical accounting policies, the impact of inflation on our business and new accounting pronouncements.

Overview

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.” In 1996, we changed our name to Maxwell Technologies, Inc. Presently headquartered in San Diego, California, we are a developer and manufacturer of innovative, cost-effective energy storage and power delivery solutions.

Maxwell operates as one business segment called High Reliability, which has two manufacturing locations (San Diego, California and Rossens, Switzerland) and is comprised of three product lines:

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

During the year ended December 31, 2004, we completed the discontinuance of our Winding Equipment product line segment, which was sold in December 2003, with the shipment of the final product order that we were obligated to fulfill. Therefore, the financial statements for fiscal 2004, 2003 and 2002 include the reclassification of the Winding Equipment product line segment to discontinued operations.

2004 Highlights

We reported a net loss for fiscal 2004 of $9.1 million, or $0.62 per diluted share, versus a net loss of $6.3 million, or $0.45 per diluted share for fiscal 2003. The increased loss was primarily a result of the discontinuation of ultracapacitor sales for digital camera-based product applications, reserves recorded against our small-cell BOOSTCAP® inventories and for ultracapacitor orders received that were priced below our production cost, costs incurred related to our compliance activities pursuant to section 404 of the Sarbanes-Oxley Act of 2002 and various non-recurring gains of approximately $4.8 million recorded in 2003.

During fiscal 2004, we continued to focus on developing strategic alliances, introducing new products, and reducing product costs and operating expenses. Some of these efforts are described below:

•	We continued our efforts to commercialize our proprietary BOOSTCAP® ultracapacitors in China through our manufacturing and marketing alliance with Yeong Long Technologies, Co., Ltd. (“YEC”), and we placed our first order for 5- and 10-farad cells for delivery in 2004 with YEC. This manufacturing alliance will provide Maxwell with an additional low cost supply of ultracapacitors and help position us as a global supplier of ultracapacitors.

•	We introduced our new BCAP-350- D Cell BOOSTCAP® ultracapacitor, the first in a series of new ultracapacitors to be standardized on battery-sizing to drive down costs and ease the integration of the technology. By standardizing ultracapacitors, Maxwell is reducing its manufacturing costs and passing savings directly to OEMs, as well as reducing time-to-market by supplying known form factors for seamless, rapid product integration.

•	We were selected to supply BOOSTCAP® ultracapacitors for hybrid gasoline-electric transit buses being built for a California Transit facility. This production-level order resulted from the strategic alliance formed with ISE Corporation in 2002.

•	We entered into a strategic alliance with Hydrogenics Corporation to collaborate on integrating Maxwell’s BOOSTCAP® ultracapacitors into Hydrogenics’ fuel cell power systems. The alliance consists of a joint development program designed to accelerate ultracapacitor and fuel cell integration.

•	Our BOOSTCAP® ultracapacitor production facility in Rossens, Switzerland was certified to the rigorous, auto industry-specific International Organization for Standardization (ISO) TS 16949 standard, confirming the Company’s competence as an automotive supplier and commitment to organizational excellence. This achievement is an important milestone in the Company’s goal of becoming a preferred ultracapacitor supplier for high-volume automotive applications.

•	We have entered into a multi-year strategic development and exclusive supply agreement with Tantalus Systems Corporation to accelerate deployment of advanced meter reading and data management systems in the North American electric utility market. Tantalus will utilize BOOSTCAP® ultracapacitors to power wireless transmitters for its utility network products. The alliance highlights Maxwell’s product application diversity and will help position us to contribute to and profit from the advancing technology for electric, gas and water utility meters.

•	We have entered into a multi-year strategic supply agreement with General Hydrogen Corporation to provide our BOOSTCAP® ultracapacitors for use in fuel cell power systems for electric lift trucks and other applications. Fuel cell systems augmented by ultracapacitors have the potential to provide an efficient, lower maintenance alternative to conventional battery power for end-users.

•	NASA’s Jet Propulsion Laboratory has independently verified the testing methodologies Maxwell uses to demonstrate the fault tolerance of our SCS750 super computer for space. Our product design uses a combination of proprietary packaging and radiation-mitigated architecture to match the fault tolerance of competing products that use radiation-hardened processors, thus providing an alternative that can potentially exceed the processing power of existing components.

•	Our new production line for our CONDIS® High Tension capacitors was completed, and the first qualification runs have been successful. We expect this new factory concept to dramatically reduce our lead times and double our available output capacity.

•	In July 2004, Maxwell received the Supplier of the Year award from Siemens Power Transmission & Distribution High Voltage Circuit Breakers Division. This marks the first time that the division’s insulation materials group has found one of their global suppliers to meet its stringent quality requirements. The award represents another milestone in Maxwell’s ongoing multi-disciplinary initiatives for organizational excellence.

•	We added 21 additional form factors and configurations to our line of high-performance, radiation-hardened, Synchronous Dynamic Random Access Memory (SDRAM) components for space applications, dramatically increasing the options for aerospace engineers requiring higher density memory to keep up with the escalating computing demands of space applications.

•	We were selected to supply BOOSTCAP® ultracapacitors for 17 fuel-efficient, low emission, hybrid gasoline-electric drive trains that ISE Corporation is building for buses purchased by the City of Elk Grove, California transit agency. This is the second production-level transit bus order that ISE has won in 2004, and the selection of Maxwell’s BOOSTCAP® product reflects ultracapacitors’ growing acceptance as a standard energy storage and power delivery solution for the transportation industry.

•	We delivered two prototype SCS750 single board computers to Planning Systems Inc. (PSI) for evaluation as a fault-tolerant computing platform in systems that PSI is developing for the Air Force Research Laboratory’s Deployable Structures Experiment (DSX) space science mission. The SCS750, which employs proprietary component shielding technology and novel system-level architecture to mitigate radiation effects, has demonstrated error-free performance in extensive testing that simulates environmental radiation encountered in space. DSX is one of several space programs for which the SCS750 is being evaluated.

•	We introduced two POWERCACHE® ultracapacitor-based backup power modules that provide a maintenance-free, space-saving alternative to batteries for short-term “bridge” power in uninterruptible power supply (UPS) systems for telecommunications, industrial and medical applications. The modules allow mission-critical facilities who rely on UPS systems, such as wireless telecommunications base stations, data centers, automated factories and hospitals, to avoid downtime in the event of power interruptions.

•	We entered into a strategic supply agreement with Enercon GmbH, a leading producer of wind turbines, through which Enercon will source ultracapacitors exclusively from Maxwell. Enercon’s turbines employ an independent braking and pitch adjustment mechanism for each blade, with backup power to ensure continuous operation in the event of a power failure.

•	We delivered our first new CVT/CVD product to a well-known European high voltage instrumentation company during the first quarter of 2004.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenue

Revenue for the year ended December 31, 2004 was $32.2 million, compared with $35.2 million for the year ended December 31, 2003. This represents a decrease of $3.0 million, or 8%, from the prior year. In the first quarter of 2004, we recorded the final $1.0 million payment in license fees received from Yeong-Long Technologies, Inc. (“YEC”) in exchange for the right to manufacture our BOOSTCAP® ultracapacitors in China. The license fee payment is shown as a separate line item in our Consolidated Statements of Operations. Revenues for the year ended December 31, 2003 included $4.0 million in license fees received from YEC. High Reliability product revenues for both fiscal 2004 and 2003 were approximately $31.2 million.

Gross Profit

For 2004, gross profit was approximately $6.9 million, or 21% of revenue, compared with $6.6 million, or 19% of revenue, for the prior year. Product gross profit, excluding YEC license fees, was approximately $5.9 million, or 19% of product revenue, for 2004, compared with $2.6 million, or 8% of product revenue, for 2003. Product gross profit in 2004 has improved dramatically (approximately $3.3 million, or 126%) compared with the prior year due to our focus on core product lines, the phase-out of low-margin product lines and improved manufacturing efficiencies.

The improvement in product gross profit is partially offset by reserves recorded of approximately $500,000 in the first quarter of 2004, approximately $440,000 in the third quarter of 2004 and approximately $1.4 million in the fourth quarter of 2004 for ultracapacitor orders received that were priced below our production costs. The orders placed in the third and fourth quarters of 2004 were part of a larger supply agreement. Additional reserves may be required against future orders placed under this agreement or similar agreements depending on the degree to which we are able to reduce our product costs at the time the orders are placed. We also recorded reserves of approximately $450,000 in the third quarter and approximately $730,000 in the fourth quarter of 2004 for excess and obsolete inventories.

Total Operating Expenses

Operating Expenses—2004 vs. 2003

(Dollars in Thousands)

	2004	Change	2003
Research and development	$5,528	(5)%	$5,844
Percentage of net revenues	17%	0 Pts	17%
Selling, general and administrative	$10,214	(11)%	$11,433
Percentage of net revenues	32%	(1) Pt	33%
Intangible assets amortization	$76	0%	$76

For the year ended December 31, 2004, operating expenses were $15.9 million compared with $12.9 million for the same period in 2003. This represents an increase of $3.0 million, or 23%. Operating expenses for 2004 were approximately 51% of product revenue compared with 41% of product revenue for 2003.

The 2003 operating expenses included gains of approximately $2.2 million for pension curtailment and settlement gains, $1.4 million on sale of property and equipment and $1.2 million on sales of businesses. Adjusted for these gains, actual operating expenses for fiscal 2003 were $17.7 million.

Selling, General & Administrative (SG&A) Expense

SG&A expenses were $10.2 million for 2004, compared with $11.4 million for 2003. This represents a decrease of $1.2 million, or 11%. SG&A expenses were 32% and 33% of revenue for 2004 and 2003, respectively. During 2003, we recorded approximately $800,000 in charges related to reserves against loans made to a former subsidiary and accruals for severance to the former Chairman of the Company. Reductions in the labor force in the fourth quarter of 2003 also contributed to the overall decrease in 2004. The savings resulting from the reductions in labor force were partially offset by increased costs of approximately $1.0 million associated with our Sarbanes-Oxley compliance activities.

Research & Development (R&D) Expense

R&D expenses were $5.5 million for 2004 compared with $5.8 million for 2003. This represents a decrease of approximately $300,000, or 5%. R&D expense was 17% of revenue for both 2004 and 2003. Our R&D expenses will vary slightly from year to year due to non-headcount expenses relating to materials and outside services. Our R&D efforts are mostly focused on our single-board computer and ultracapacitor electrode and packaging technologies.

Loss From Continuing Operations Before Income Taxes

The loss from continuing operations before income taxes for 2004 increased to $9.1 million, or 28% of revenue, from $6.3 million, or 18%, of revenue for 2003. The loss from continuing operations before income taxes for 2003 excluding the impact of $4.8 million in gains discussed above in Total Operating Expenses would have been $11.1 million.

Provision (Benefit) For Income Taxes

For 2004, we recorded a $712,000 provision compared with a benefit of $96,000 during 2003. The provision booked in 2004 relates primarily to the change in tax rates applicable to the net deferred tax liabilities for our Swiss subsidiary. The Swiss subsidiary has a tax holiday which expires in 2005 and therefore existing tax liabilities will be realized at the higher non-tax holiday rate. The benefit recorded in 2003 relates to losses incurred in our Swiss subsidiary that we expect to offset against future taxable income.

Discontinued Operations

In December 2003, Maxwell Technologies, SA (our Swiss subsidiary formerly known as Montena Components Ltd.) sold all of the fixed assets, substantially all inventory, and all warranty and employee agreement obligations of its Winding Equipment business, located in Matran, Switzerland, to Metar SA, a new company formed by the former CEO of Montena Components and a Metar employee. The business was sold for $324,000, and we recognized a loss on disposal, net of tax, of $529,000. The new Metar company completed during January through June 2004 certain work in progress related to customer orders received by Maxwell Technologies, SA before the date of sale. We concluded our continuing involvement in the Winding Equipment business in the second quarter of 2004 with the shipment of the final Metar product order that we were obligated to fulfill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations related to the Winding Equipment business which was recorded as continuing operations through the first quarter of 2004 have been reclassified as discontinued operations for fiscal 2004, 2003 and 2002. The Winding Equipment product line included in discontinued operations had sales of $1.0 million and cost of sales of $205,000 during 2004, which are reflected in income from discontinued operations.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Total Revenue

Total revenue for the year ended December 31, 2003 was $35.2 million including $4.0 million in license fees received from YEC in exchange for a right to manufacture our BOOSTCAP® ultracapacitors in China. The license fee is a one-time event and is shown as a separate line item in our Consolidated Statements of Operations. Product revenue (which excludes the YEC licensee fee) for the year ended December 31, 2003 was $31.2 million compared with $54.4 million for the year ended December 31, 2002, which was a reduction of approximately $23.2 million, or 43%. The reduction was attributed mainly to our I-Bus Computing Systems business, which was sold in the third quarter of 2002 and, therefore, did not generate any revenue for the year ended December 31, 2003. Increases in revenue from our flagship product, BOOSTCAP® ultracapacitors, was offset by a reduction in revenue from microelectronic products.

High Reliability

For the year ended December 31, 2003, revenue from our High Reliability business segment was $35.2 million compared with $40.1 million for the year ended December 31, 2002. This represents a decrease of approximately $4.9 million, or 12%. Most of the decrease in revenue was from reduced sales of radiation-mitigated microelectronics products due to the downturn in the telecommunication industry and from the power systems products, as we phased-out our low-margin transformer business.

Winding Equipment

For the year ended December 31, 2003, revenue from our Winding Equipment product line segment was $9.9 million compared with $3.6 million for the year ended December 31, 2002. This represents an increase of approximately $6.3 million, or 176%. For the year ended December 31, 2002, revenue from this segment only covers the six-month period from our acquisition of Montena in July 2002 through year end December 31, 2002. We determined that our Winding Equipment business segment was not adding value to the Company in terms of margin contribution, technological advances, improvement in market share or contributing to improvements in economies of scale. The Winding Equipment segment, which was sold in December 2003, and which was recorded as continuing operations through the first quarter fiscal year 2004, has now been reclassified as discontinued operations.

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

Cost of Sales

For the year ended December 31, 2003, our cost of sales was $28.6 million compared with $48.0 million for the year ended December 31, 2002. This represents a decrease of $19.5 million, or 41%. This decrease was attributable primarily to our disposition and phase-out activities in 2002.

Total Operating Expenses

Operating Expenses—2003 vs. 2002

(Dollars in Thousands)

	2003	Change	2002
Research and development	$5,844	(30)%	$8,360
Percentage of net revenues	17%	2 Pts	15%
Selling, general and administrative	$11,433	(35)%	$17,555
Percentage of net revenues	33%	1 Pt	32%
Intangible assets amortization	$76	(84)%	$483 (1)

(1)	$464,000 was attributable to the backlog acquired with the purchase of Montena, which was completely amortized in 2002.

Selling, General & Administrative (SG&A) Expense

SG&A expense for the year ended December 31, 2003 was $11.4 million compared with $17.6 million for the year ended December 31, 2002. The decrease of approximately $6.1 million, or 35%, was primarily due to a reduction in personnel and overhead as a result of our disposition and phase-out activities during 2002 and 2003. SG&A expense was approximately 33% and 32% of revenue for the years ended December 31, 2003 and 2002, respectively.

Research & Development (R&D) Expense

R&D expense for the year ended December 31, 2003 was $5.8 million compared with $8.4 million for the year ended December 31, 2002. The decrease of approximately $2.5 million, or 30%, was partly due to our decision to streamline product lines and focus on our core High Reliability business segment products. R&D as a percent of sales was 17% and 15% for the years ended December 31, 2003 and 2002, respectively.

Loss From Continuing Operations Before Income Taxes

Loss from continuing operations before income taxes for the year ended December 31, 2003 was $6.3 million compared with $37.3 million for the year ended December 31, 2002, an improvement of $30.9 million, or 83%. The decrease in losses was primarily attributable to the disposition and phase-out of operations, which were unprofitable. The loss from continuing operations for the year ended December 31, 2003 includes $695,000 in income from the sale of our TeknaSeal glass-to-metal seals business, which is reflected in “(Gain) loss on sale of businesses” in 2003.

Loss from continuing operations before income taxes for the year ended December 31, 2003 includes a pension curtailment and settlement gain of $2.2 million. Under Swiss law, the pension plan for our Swiss employees must be managed by an entity that is legally separate from the Company. However, according to SFAS No. 87, we are required to recognize the gain or loss of the pension fund on our balance sheet and income statement. Regardless of the fact that the pension plan is over funded, we are obligated to continue contributing to it at a rate mandated by Swiss law. As a result, the defined benefit accounting treatment may create a distorted picture of our balance sheet and financial results for the year ended December 31, 2003 and in future periods. Loss from continuing operations before income taxes without the pension benefit would have been $8.5 million.

Benefit For Income Taxes

Our tax benefit for the year ended December 31, 2003 was $96,000 compared with $114,000 for the year ended December 31, 2002, a reduction of $18,000, or 16%. The benefit consists primarily of foreign income tax benefit recorded by our subsidiary, Maxwell Technologies SA. The valuation allowance increased in the year ended December 31, 2003 by $3.2 million from the prior year and we had net deferred tax assets before our valuation allowance of approximately $34.2 million at December 31, 2003.

Acquisitions, Restructuring, Divestitures, Discontinued Operations and Other Events

Acquisitions

In July 2002, we acquired Montena Components Ltd., a provider of ultracapacitors and high-voltage capacitors to OEM customers and automated winding equipment used to produce capacitors and lithium batteries, for approximately $3.0 million in cash and 2.25 million shares of Maxwell common stock. This acquisition brought us an additional high reliability power business focused on ultracapacitors and high-voltage capacitors and additional design and production capabilities that enhanced our profile as a reliable, global supplier. (See “—Discontinued Operations” below for a discussion of our disposition of the Winding Equipment business, which we acquired through our acquisition of Montena.)

Restructuring

Restructuring charges were $1.6 million for the year ended December 31, 2002. In 2002, the restructuring charges were primarily attributable to restructuring of our I-Bus/Phoenix, Inc. business and our actions to position that business for sale. In the first half of 2002, I-Bus/Phoenix introduced new applied computing products that had been developed in 2001. However, the market for applied computing products, particularly in telecommunications, deteriorated throughout 2002. We responded to the poor market conditions for computing systems and other capital goods by restructuring I-Bus/Phoenix. In June 2002, we began implementing the restructuring plan and recorded restructuring charges of $700,000. In addition, we also determined that certain components in inventory had been adversely impacted. Accordingly, we recorded an inventory charge of approximately $3.0 million for certain excess and obsolete raw material components and finished goods. This charge was included in cost of sales. During the third quarter of 2002, we decided to sell the applied computing business of I-Bus/Phoenix to a new company organized by former I-Bus/Phoenix senior managers. In preparation for the sale and to configure the I-Bus/Phoenix computing business to be self-supporting, I-Bus/Phoenix consolidated all production of the applied computing products in its facility in Tangmere, United Kingdom, and reduced personnel worldwide. As a result of these actions, we recorded additional restructuring charges of $900,000 during the quarter ended September 30, 2002. The unpaid restructuring balance of $400,000 at December 31, 2002 was paid in 2003.

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

In September 2002, we sold the I-Bus/Phoenix, Inc. business for $7.0 million in debt and certain other considerations. We also incurred $7.6 million in charges related to goodwill impairment and other asset write- downs related to that business. The loss on the disposition totaled $7.0 million as we fully reserved for the note due to risks of collectability. During 2003, we received final settlement payments of $475,000 from the new I- Bus Corporation, which was a partial recovery of the $7.0 million note. The recovery is reflected in “(Gain)/loss on sale of businesses” in the consolidated statements of operations.

In September 2002, we also sold our non-core TeknaSeal glass-to-metal seals business for $5.5 million in cash, of which $1.0 million was held in an escrow account and subsequently released to us over the succeeding four calendar quarters. Approximately $400,000 of the $5.5 million proceeds was paid to certain former employees of TeknaSeal. We recorded a net gain of $200,000 in the fourth quarter of 2002 and recorded additional gains of $695,000 for the year ended December 31, 2003.

Discontinued Operations

In December 2003, Maxwell Technologies SA (our Swiss subsidiary formerly known as Montena Components Ltd.) sold all of the fixed assets, substantially all inventory, and all warranty and employee agreement obligations of its Winding Equipment business, located in Matran, Switzerland, to Metar SA, a new company formed by the former CEO of Montena Components and a Metar employee. The business was sold for $324,000, and we recognized a loss on disposal, net of tax, of $529,000. The new Metar company completed during January through June 2004 certain work in progress related to customer orders received by Maxwell Technologies, SA before the date of sale. We concluded our continuing involvement in the Winding Equipment business in the second quarter of 2004 with the shipment of the final Metar product order that we were obligated to fulfill. In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations related to the Winding Equipment business which was recorded as continuing operations through the first quarter of 2004 have been reclassified as discontinued operations for fiscal 2004, 2003 and 2002. The Winding Equipment business included in discontinued operations had sales of $1.0 million and cost of sales of $205,000 during 2004, which are reflected in income from discontinued operations.

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

In March 2001, we sold our Government Systems business for $20.7 million and recorded a gain of $1.1 million, net of a $2.7 million provision mainly related to ongoing lease obligations. As of December 31, 2004 and 2003, the remaining lease obligation, which expires in April 2006, is $650,000 with a reserve provision of $608,000, and $1.1 million with a reserve provision of $600,000, respectively.

Other Events

In 2004 and 2003, we made an assessment of the Company’s goodwill and intangible assets and determined that there was no impairment. Accordingly, no goodwill impairments were recognized for the years ended December 31, 2004 and 2003. Goodwill impairments were $5.3 million for the year ended December 31, 2002.

Amortization of other intangibles was $76,000, $76,000 and $483,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and relates to the amortization of developed core technology and customer backlog acquired in conjunction with the acquisition of Montena and the amortization of ultracapacitor intellectual property that was recorded in conjunction with the merger of the Electronic Components Group, a majority-owned subsidiary, into Maxwell after the purchase of all shares not already owned by us.

Interest income, net was $46,000, $13,000 and $42,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We used proceeds from the sales of businesses and assets in 2002 to pay down debt and the excess was invested in high quality short-term marketable investments.

An investment impairment of $500,000 was recorded in 2001 related to Maxwell’s ownership of approximately 1% of a privately-held company involved in support services in the areas of information technology, system and software integration and engineering and technical services under contract with various government agencies. Upon review of its annual financial statements and discussions with its chief financial officer, we were informed that the company had a negative net worth and had decided to restructure its operations to discontinue its information technology and software integration and engineering businesses and focus only on government contracting. Based on these facts and the uncertainty surrounding its ability to return to profitability, we concluded that the investment was impaired and we fully reserved for the investment. We received $209,000 from the sale of the privately held company of which $26,000 had previously been recorded by us as investment. In 2003, we recovered $183,000 of the $500,000 recorded as impaired in 2001 and reflected the recovery as a (gain) loss on sale of business.

Minority interest in income of consolidated subsidiaries was $200,000 for the year ended December 31, 2002. During 2002, we acquired all of the outstanding minority interests, including stock options, of our majority-owned subsidiaries, except for PurePulse (see “—Discontinued Operations” above), in exchange for shares and options in Maxwell.

Fixed asset impairments were $2.3 million for the year ended December 31, 2002. Impairment charges recorded in 2002 were related to fixed assets associated with the I-Bus Computing Systems business that were abandoned, and computers and computer systems infrastructure directly related to supporting the I-Bus/Phoenix business. The impairment also included fixed assets associated with transformer and harness production for the I-Bus/Phoenix power systems group. Production of transformers and harnesses subsequently was outsourced.

Restatement of Consolidated Financial Statements for the year ended December 31, 2002

We have restated our consolidated financial statements to reflect adjustments to the Company’s Consolidated Financial Statements for the year ended December 31, 2002 as previously reported on Form 10-K. The adjustments giving rise to our need to restate the financial statements for the year ended December 31, 2002 relate to the stock-based compensation arising from our April 2002 repurchase of the remaining minority interests and merger of our I-Bus/Phoenix and Electronic Components Group subsidiaries.

In connection with these transactions, we exchanged all outstanding vested and unvested options to purchase shares of common stock of these subsidiaries for options to acquire shares of Maxwell. As a result and as more fully described in Note 7 to our consolidated financial statements, stock-based compensation expense totaling approximately $1.9 million was incurred in connection with the exchange of vested subsidiary stock options based on the difference between the fair market value of our common stock on the respective merger date and the exercise price of the modified stock option.

We assessed the impact of this error on our historical financial statements and concluded that we were required to restate our financial statements. As a result, the Company restated its Consolidated Financial Statements for the year ended December 31, 2002, the principal effect of which was to increase net loss by approximately $1.9 million. The correction had no impact on net stockholders’ equity or cash flows used in continuing operations.

Additional detail with respect to the impact of the restatement on our results of operations is reported in Note 1 to our Consolidated Financial Statements.

Liquidity and Capital Resources

Changes in Cash Flow

For the year ended December 31, 2004, cash used in operating activities was $9.1 million compared with $4.3 million for the year ended December 31, 2003 and $8.9 million for the year ended December 31, 2002. The use of cash for the years ended December 31, 2004 and 2003 was primarily attributed to operating losses from continuing operations.

Capital expenditures for the years ended December 31, 2004, 2003 and 2002 were $3.0 million, $2.4 million and $1.8 million, respectively. In 2002, cash of $3.0 million was used in the Company’s third quarter as part of the purchase price for Montena. Capital expenditures for 2005 are expected to be approximately $3.7 million, which is approximately equal to our annual depreciation and amortization charges.

Our restructuring plan that started in 1999 was completed in early 2004, and we started realizing the benefit of our restructuring effort during 2004. All indicators such as productivity, lower production cost and new product introductions have increased. The reduction of overhead and increased productivity should continue to improve our gross margins and reduce our operating expenses as a percentage of revenues in 2005. In February 2004, we secured a $3.0 million line of credit from a U.S. bank, which was renewed in March 2005, that is available for working capital needs limited by the amount of eligible assets; the line has not been used to date. We also have a line of credit for approximately $1.8 million from a Swiss bank for working capital in Switzerland. The line was fully used as of December 31, 2004 and 2003. We also have approximately a $1.0 million term loan available from a Swiss bank for capital equipment purchases, all of which was used as of December 31, 2004. We had approximately $10.7 million in cash and cash equivalents and approximately $2.1 million in short-term investments at the end of December 2004. We have a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission. We raised approximately $10.1 million in November 2004 from the sale of shares of common stock that were registered pursuant to the shelf registration statement. Approximately $5.5 million of the shelf registration statement remains available to us for raising capital. We believe the liquidity provided by the existing cash and cash equivalents and investments in marketable securities, borrowings available under our lines of credit and availability on Form S-3, will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months. Failure to achieve 2005 expected cash flows from operating activities or to obtain additional debt or equity investments, if necessary and if available, would have a material adverse effect on us.

Net accounts receivable increased to $6.9 million as of December 31, 2004 from $5.9 million at December 31, 2003. The primary reasons for the increase was due to longer credit terms to larger customers and slow payment from one large customer.

Net inventory balance increased to $8.1 million as of December 31, 2004 from $7.3 million as of December 2003. This increase is due to an increase in the Ultracapacitor business. Inventory reserves as of December 31, 2004, were $4.0 million compared with $3.2 million as of December 31, 2003.

Accounts payable and accrued liabilities as of December 31, 2004 were $7.3 million compared with $8.2 million as of December 31, 2003. The primary reason for the reduction was a decrease in SG&A expenses. Short-term borrowing, including the current portion of our term loan, increased to $2.0 million as of December 31, 2004 from $1.9 million as of December 31, 2003. Net liabilities of discontinued operations as of December 31, 2004 and 2003 was $1.0 million and $1.5 million, respectively.

Short-term and Long-term Borrowings

Short-term Borrowings

Maxwell’s European subsidiary, Maxwell Technologies SA, has a 2.0 million Swiss Franc, or approximately $1.8 million, bank credit agreement with a Swiss bank which renews annually. Borrowings under the credit agreement bear interest at LIBOR plus 1.75% with repayment terms extending beyond one month from the date of funding. The assets of Maxwell Technologies SA secure borrowings under the credit agreement. As of December 31, 2004, the full amount of the credit line was drawn. The interest rate on the funds borrowed at December 31, 2004 was 2.48%.

Approximately $334,000 of letters of guarantee were outstanding as of December 31, 2004 primarily related to customer deposits.

In February 2004, we secured a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. In March 2005 the credit line was renewed on substantially the same terms as the prior credit line. The line has not been used to date. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime rate plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement requires us to maintain a minimum tangible net worth of $20.5 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. At December 31, 2004, the Company was required to maintain 85% of their banking activities and investment balances with its bank which provides the credit line. At December 31, 2004 the Company had reduced its investment balance at its bank to less than 70% of the Company’s total investment value. On March 7, 2005 the credit line was amended to require that only 50% of the Company’s total investment balance be maintained at the bank. The Company is currently in compliance with all covenants and anticipates that it will be during the term of the credit line.

Long-term Borrowings

Maxwell Technologies SA has a term loan with a maximum draw of 1.15 million Swiss Francs, or approximately $1.0 million. The full amount of the term loan was outstanding as of December 31, 2004, of which $813,000 is classified as long-term debt. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. The weighted average interest rate on the funds borrowed at December 31, 2004 was 3.76%.

Maxwell SA had a loan from the Montena SA pension plan for 300,000 Swiss Francs, or approximately $265,000, that was paid off during 2004.

Stock Sale

In November 2004, the Company raised approximately $10.1 million after deduction of expenses and fees through the sale of approximately 1.2 million shares of common stock to institutional investors. The Company sold the shares directly to the investors in a negotiated transaction in which no underwriters were used for placement. The shares had previously been registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement filed on Form S-3 with the Securities and Exchange Commission in September 2004. Approximately $5.5 million of securities are available for future issuance under this registration statement as of December 31, 2004.

Government Audits

The Company is the subject of government audits of two businesses sold or discontinued in 2001. A contract, not assumed by the acquirers of the Company’s former defense contract business, entered into in 1990 and completed in the late 1990s is currently being audited by the Defense Department’s auditing agency. The Company believes that such costs were properly charged.

The Internal Revenue Service (IRS) has assessed the Company with a penalty of approximately $262,000 for failure to file Form W-2s for a business sold in 2001. The acquiring company of our former business did write the IRS stating that they would be responsible for the filing of 2001 Form W-2s. The Company has submitted this documentation to the IRS.

The Defense Department’s auditing service is auditing a contract entered into by our Microelectronics group as a subcontractor in 1995 and completed in 1999. The Company has requested a release of liability from the prime contractor. There is no assurance that such a release will be obtained or that the Company will not incur some liability.

While management does not anticipate an unfavorable settlement of these matters, unfavorable audit results for all or any combination of these audits would result in an adverse and potentially significant impact on the Company’s cash flow.

Minority Equity Interests in Subsidiaries and Subsidiary Option Programs

PurePulse, which suspended operations in 2002 and is classified as discontinued operations, has minority equity investors. These investors are former strategic partners; former employees who were issued shares when PurePulse originally was incorporated and former employees who have exercised stock options in that entity. As of December 31, 2004 and 2003, minority investors owned approximately 18% of the outstanding stock of PurePulse.

Contractual Obligations

	Payment due by period (in thousands)
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating Lease Obligations (1)	$5,945	$1,669	$3,843	$433	$—
Purchase Commitments (2)	1,753	1,753	—	—	—
Debt Obligations (3)	2,783	1,970	610	203	—

Total	$10,481	$5,392	$4,453	$636	$—

(1)	Operating lease obligations represent building leases, for U.S. and Switzerland locations as well as vehicle leases for management personnel at our Switzerland facility.

(2)	Purchase commitments primarily represent the value of non-cancelable purchase orders and an estimate of purchase orders that if cancelled would result in a significant penalty to the Company.

(3)	Debt obligations represent long-term and short-term borrowings and current portion of long-term debt.

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

Revenue Recognition

For the fiscal year ended December 31, 2004, substantially all of our revenue was derived from the sale of manufactured products directly to customers and licensing fees received for the right to manufacture our proprietary BOOSTCAP® ultracapacitors. Product revenue is recognized at the time the product is shipped and title passes to the customer unless specific terms require otherwise. In general no discounts are offered and there is no right of return. License fee revenues are recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs.

Production Costs

In anticipation of an increase in our production capacity, expected efficiencies from economies of scale, and a new production line expected to reduce future costs, we have accepted ultracapacitor orders that were priced below our current production costs. These orders are scheduled for shipments at various times through the third quarter of 2005. We have estimated production costs for each quarter of 2005 in order to determine the estimated loss to fulfill these commitments at December 31, 2004. These estimates include taking into account the installation, commencing in early 2005, of a new ultracapacitor production line in our facility located in Rossens, Switzerland. The new production line will create production efficiencies, thereby reducing production costs. Production efficiencies will be gained as each process of the line is implemented and as production volume increases. Actual production costs during 2005 may differ from our estimates of these efficiencies and could result in an adverse impact on our results of operations.

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

Remaining Lease Obligation from Discontinued Operations

We have provided an estimate of the liability of PurePulse associated with a remaining lease obligation, which has been recorded in discontinued operations. In making this estimate, we considered factors such as the commercial real estate market, including our estimate as to how and when we will be able to sub-lease, terminate or buy out the remaining lease obligation. There can be no guarantee that we will be able to conclude this lease obligation for the amount that we have accrued, which could require additional charges.

Excess and Obsolete Inventory

We value inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with current and committed inventory levels. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. We have recorded significant charges for reserves in recent periods to reflect changes in market conditions. We believe that future events are subject to change and revisions in estimates may have a significant adverse impact on the balance sheet and statement of operations.

Long-Lived Assets and Other Intangible Assets

Long-lived assets such as property and equipment and other intangible assets are reviewed for impairment whenever events and changes in business circumstances indicate that the carrying value of the long-lived asset may not be recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The most significant assumptions in the analysis of impairment involve estimates of future undiscounted cash flows. We use cash flow assumptions that are consistent with our business plans and consider other relevant information. If we determine that the carrying value of the long-lived asset or asset group may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair market value. If there are changes in business circumstances or in the key assumptions used in estimating undiscounted cash flows, we may be required to recognize an impairment charge to reduce the carrying value of our long-lived assets.

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill no longer be amortized but is subject to an annual impairment test and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values of the reporting units, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. We have determined the fair value of our reporting units based on a discounted cash flow model using revenue and profit forecasts.

In assessing the implied fair value of goodwill, we have made assumptions regarding estimates of future cash flows and other operating factors. The most significant assumptions in the analysis of impairment involve estimates of revenue and expense forecasts of the reporting unit. If there are changes in business circumstances or in the key assumptions used in estimating the fair value of the reporting unit, we may be required to recognize an impairment charge to reduce the carrying value of our goodwill. We cannot say with certainty that we may not incur charges for impairment of goodwill in the future if the fair value of Maxwell Technologies and Maxwell SA decrease due to market conditions, revisions in our assumptions or other unanticipated circumstances. Any additional impairment charges will adversely affect our results of operations.

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof as to their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We determined that it was appropriate to record a valuation allowance as of December 31, 2004 against our deferred tax assets based on the recent history of losses to amounts that are expected to be more likely than not realizable. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to the Company’s effective tax rate.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of our fiscal years in the three-year period ended December 31, 2004. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based payment, or SFAS 123R, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R is scheduled to be effective beginning in the third quarter of fiscal 2005. SFAS 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

The impact of adoption of SFAS 123R cannot be predicted at this time because that will depend on the method of adoption elected, the fair value and number of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma loss per share in Note 1 of the Notes to Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4,” requiring companies to treat idle facility costs, abnormal handling costs, freight and wasted materials as current period charges rather than as a portion of inventory costs. The effective date is annual periods beginning after June 15, 2005. The Company has evaluated SFAS 151 and management believes it will not have an impact on the Company’s results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time and could have a material adverse impact on our financial results. We have not entered into or invested in any instruments that are subject to market risk, except as follows:

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell Technologies SA has Euro and local currency (Swiss Franc) revenue and local currency operating expenses and loans. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. We do not hedge our currency exposures.

Interest Rate Risk

At December 31, 2004, we had approximately $2.8 million or 3.15 million Swiss Franc denominated-debt, of which $813,000 is classified as long-term debt. The carrying value of these borrowings approximates fair value due to the short maturity dates of these instruments. We do not anticipate significant interest rate swings in the near future; however, the exchange loss or gain may affect the consolidated balance sheet or the statement of operations. A 10% increase in the interest rate on our debt would not have a material effect on our related interest expense.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2004, third parties manage approximately $8.0 million of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks. A 10% increase in the interest rate on our marketable securities would not have a material effect on our interest income.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto appear on pages 45 to 78 of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Maxwell Technologies, Inc.

San Diego, California

We have audited the consolidated balance sheet of Maxwell Technologies, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended. Our audit also included the 2004 financial statement schedule listed at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxwell Technologies, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maxwell Technologies, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of Maxwell Technologies, Inc.’s internal control over financial reporting and an opinion that Maxwell Technologies, Inc. had not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    MCGLADREY & PULLEN, LLP

San Diego, California

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 29, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Maxwell Technologies, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Maxwell Technologies, Inc. and subsidiaries for the year ended December 31, 2002. Our audit also included the financial statement schedule listed at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of Maxwell Technologies, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

San Diego, California

February 7, 2003,

except for the 3 paragraphs under the

caption “Restatement of Consolidated Financial Statements

for the Year Ended December 31, 2002”

in Note 1 and the 3rd paragraph in Note 7 as

to which the date is

March 15, 2005

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$10,740	$9,784
Investments in marketable securities	2,055	1,523
Trade and other accounts receivable, net	6,911	5,936
Inventories, net	8,105	7,309
Prepaid expenses and other current assets	921	1,143

Total current assets	28,732	25,695
Property and equipment, net	10,892	10,769
Other intangible assets, net	1,891	2,002
Goodwill	21,101	19,478
Prepaid pension asset	5,060	3,962
Other non-current assets	50	1,107

	$67,726	$63,013

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,291	$8,249
Accrued warranty	701	1,262
Accrued employee compensation	1,591	1,653
Short-term borrowings and current portion of long-term debt	1,970	1,851
Deferred tax liability	357	339
Net liabilities of discontinued operations	1,045	1,494

Total current liabilities	12,955	14,848
Deferred tax liability	1,167	473
Long-term debt, excluding current portion	813	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 15,695 and 14,339 shares issued and outstanding at December 31, 2004 and 2003, respectively	1,569	1,434
Additional paid-in capital	126,317	115,142
Accumulated deficit	(81,306)	(72,231)
Accumulated other comprehensive income	6,211	3,347

Total stockholders’ equity	52,791	47,692

	$67,726	$63,013

See accompanying notes to consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
			(Restated)
Sales	$31,212	$31,166	$54,394
License fees	1,000	4,000	—

Total revenue	32,212	35,166	54,394
Cost of sales	25,301	28,554	48,033

Gross profit	6,911	6,612	6,361
Operating expenses (income):
Selling, general and administrative	10,214	11,433	17,555
Research and development	5,528	5,844	8,360
Amortization of other intangibles	76	76	483
Loss (gain) on sale of property and equipment	41	(1,417)	—
(Gain) loss on sale of businesses	—	(1,170)	6,542
Pension curtailment and settlement gain	—	(2,177)	—
Stock compensation expense	—	313	1,921
Asset impairment and restructuring charges	—	—	9,257

Total operating expenses	15,859	12,902	44,118

Loss from operations	(8,948)	(6,290)	(37,757)
Interest income, net	46	13	42
Other (expense) income, net	(194)	(31)	461

Loss from continuing operations before income taxes	(9,096)	(6,308)	(37,254)
Income tax provision (benefit)	712	(96)	(114)

Loss from continuing operations	(9,808)	(6,212)	(37,140)
Income (loss) from discontinued operations, net of tax	733	(961)	(4,937)

Loss before cumulative effect of accounting change	(9,075)	(7,173)	(42,077)
Cumulative effect of accounting change, net of tax	—	878	—

Net loss	$(9,075)	$(6,295)	$(42,077)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.67)	$(0.44)	$(3.03)
Income (loss) from discontinued operations, net of tax	0.05	(0.07)	(0.40)
Cumulative effect of accounting change, net of tax	—	0.06	—

Net loss per share	$(0.62)	$(0.45)	$(3.43)

Shares used in computing basic and diluted net loss per share	14,637	13,939	12,264

See accompanying notes to consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Shares	Amount	Additional Paid-in Capital	Deferred Compensation and Notes Receivable from Executives for Stock Purchases	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Loss
Balance at January 1, 2002	10,168	$1,017	$84,283	$(897)	$(23,859)	$(813)	$59,731
Stock purchase and option plans	225	23	560	868	—	—	1,451
Shares issued for business acquisition	2,250	225	17,724	—	—	—	17,949
Shares and options issued in exchange for subsidiaries’ minority interests (restated)	1,083	108	11,609	—	—	—	11,717
Payment on notes issued for purchase of stock	—	—	—	29	—	—	29
Deferred compensation	—	—	—	(154)	—	—	(154)
Amortization of deferred compensation	—	—	—	154	—	—	154
Net loss (restated)	—	—	—	—	(42,077)	—	(42,077)	$(42,077)
Other comprehensive income:
Foreign currency translation adjustments, net of taxes	—	—	—	—	—	1,121	1,121	1,121
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	30	30	30

Balance at December 31, 2002 (restated)	13,726	1,373	114,176	—	(65,936)	338	49,951	$(40,926)

Stock purchase and option plans	148	15	1,012	—	—	—	1,027
Shares issued for business acquisition	465	46	(46)	—	—	—	—
Net loss	—	—	—	—	(6,295)	—	(6,295)	$(6,295)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes	—	—	—	—	—	3,112	3,112	3,112
Unrealized (loss) on marketable securities, net of taxes	—	—	—	—	—	(103)	(103)	(103)

Balance at December 31, 2003	14,339	1,434	115,142	—	(72,231)	3,347	47,692	$(3,286)

Stock purchase and option plans	167	16	1,022	—	—	—	1,038
Proceeds from issuance of common stock	1,189	119	10,153	—	—	—	10,272
Net loss	—	—	—	—	(9,075)	—	(9,075)	$(9,075)
Other comprehensive income:
Foreign currency translation adjustments, net of taxes	—	—	—	—	—	2,859	2,859	2,859
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	5	5	5

Balance at December 31, 2004	15,695	$1,569	$126,317	$—	$(81,306)	$6,211	$52,791	$(6,211)

See accompanying notes to consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
			(Restated)
Operating activities:
Loss from continuing operations	$(9,808)	$(6,212)	$(37,140)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	3,553	3,608	4,090
Amortization	207	197	543
Pension benefit	(352)	(2,265)	—
Asset impairment, restructuring and other	—	—	10,939
Stock compensation expense	—	313	1,921
Loss (gain) on sales of property and equipment	41	(1,417)	—
(Gain) loss on sales of business	—	(1,170)	6,542
Provision for losses on accounts receivable	212	241	576
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Trade and other accounts receivable	(861)	2,335	6,846
Inventories	(519)	4,449	2,184
Prepaid expenses and other assets	468	13	1,861
Deferred income taxes	597	(116)	75
Accounts payable and accrued liabilities	(2,556)	(4,302)	(6,404)
Accrued employee compensation	(104)	63	(920)

Net cash used in operating activities	(9,122)	(4,263)	(8,887)

Investing activities:
Proceeds from sale of businesses	—	632	4,927
Purchases of business, net of cash acquired	—	—	(2,692)
Purchases of property and equipment	(3,022)	(2,439)	(1,796)
Proceeds from sale of property and equipment	263	8,872	—
Proceeds from sale of marketable securities	2,329	7,746	14,247
Purchases of marketable securities	(1,974)	(2,758)	(9,877)

Net cash (used in) provided by investing activities	(2,404)	12,053	4,809

Financing activities:
Principal payments on long-term debt and short-term borrowings	(1,816)	(4,520)	(3,385)
Proceeds from short-term borrowings	2,448	3,013	360
Proceeds from issuance of company and subsidiary stock	11,310	714	1,167

Net cash provided by (used in) financing activities	11,942	(793)	(1,858)

Increase (decrease) in cash and cash equivalents from continuing operations	416	6,997	(5,936)
Net cash provided by (used in) discontinued operations	284	(1,255)	(4,253)
Effect of exchange rate changes on cash and cash equivalents	256	497	61

Increase (decrease) in cash and cash equivalents	956	6,239	(10,128)
Cash and cash equivalents at beginning of year	9,784	3,545	13,673

Cash and cash equivalents at end of year	$10,740	$9,784	$3,545

Cash paid for:
Interest	$82	$193	$124
Income taxes	$419	$164	$69

See accompanying notes to consolidated financial statements.

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

Maxwell’s High Reliability business segment is comprised of two manufacturing locations (San Diego, California and Rossens, Switzerland) and three product lines:

•	Ultracapacitors: Maxwell’s primary product, ultracapacitors, includes its BOOSTCAP® ultracapacitor cells and multi-cell modules and POWERCACHE® backup power systems, which provide highly reliable power solutions for applications in consumer and industrial electronics, transportation and telecommunications.

•	High-Voltage Capacitors: Maxwell’s CONDIS® high-voltage grading and coupling capacitors are used in electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•	Radiation-Mitigated Microelectronic Products: Maxwell’s RADPAK® radiation-mitigated microelectronic products include power modules, memory modules and single-board computers for applications in the space and satellite industries.

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

Financial Statement Presentation

The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation. The PurePulse business, which was discontinued in September 2002 and was previously reported as a separate segment, and the Winding Equipment segment, which was sold in December 2003, and which was recorded as continuing operations through the first quarter of fiscal year 2004, have been reclassified as discontinued operations (Note 15). The results of operations of other business units that do not meet the criteria to be classified as a discontinued operation and were sold or otherwise disposed of are included in continuing operations through the date of sale. As a result of the reclassification of the Winding Equipment business, the Company is operating as a single reportable segment.

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

Certain prior year amounts have been reclassified to conform to the current year presentation with no effect on total stockholders’ equity or net loss. The Company’s fiscal quarters end on the last day of the calendar month on March 31, June 30, September 30, and December 31.

Restatement of Consolidated Financial Statements for the Year Ended December 31, 2002

The Company has restated its consolidated financial statements for the year ended December 31, 2002 as previously reported on Form 10-K. The adjustments giving rise to the Company’s need to restate its financial statements for the year ended December 31, 2002 relate to the stock-based compensation arising from the April 2002 repurchase of the remaining minority interests and merger of the I-Bus/Phoenix and Electronic Components Group subsidiaries.

In connection with these transactions, the Company exchanged all outstanding vested and unvested options to purchase shares of common stock of these subsidiaries for options to acquire shares of Maxwell. As a result and as more fully described in Note 7, stock-based compensation expense totaling approximately $1.9 million was incurred in connection with the exchange of vested subsidiary stock options based on the difference between the fair market value of Maxwell’s common stock on the respective merger date and the exercise price of the modified stock option. There was no tax effect as a result of the stock-based compensation as the deferred tax asset arising from the deferred tax benefit of non-qualified options was offset by an increase in the valuation allowance.

Management assessed the impact of this error on the Company’s historical financial statements and concluded that it was required to restate its financial statements. As a result, the Company restated its Consolidated Financial Statements for the year ended December 31, 2002. The effect of the restatement had no net impact on stockholders’ equity and the following impact on the net loss and loss per share for the year ended December 31, 2002 (in thousands, except per share data):

	As previously reported	Restatement	As restated
Loss from continuing operations	$(35,219)	$(1,921)	$(37,140)
Loss from discontinued operations	(4,937)	—	(4,937)

Net loss	$(40,156)	$(1,921)	$(42,077)

Basic and diluted loss per share:
Loss from continuing operations	$(2.87)	$(0.16)	$(3.03)
Loss from discontinued operations	(0.40)	—	(0.40)

Net loss	$(3.27)	$(0.16)	$(3.43)

Cash and Cash Equivalents, Investments in Marketable Securities

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized zero, $49,000 and $22,000 in net realized gains in the years ended December 31, 2004, 2003 and 2002, respectively. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at December 31, 2004 and 2003 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
As of December 31, 2004:
U.S. Government and Agencies:
Maturing within 1 year	$1,845	$8	$1,853
Corporate Debt Securities:
Maturing within 1 year	199	3	202
Maturing between 1 and 5 years	50	—	50

	$2,094	$11	$2,105

Current	$2,044	$11	$2,055
Non-current	50	—	50
As of December 31, 2003:
U.S. Government and Agencies:
Maturing within 1 year	$1,113	$4	$1,117
Maturing between 1 and 5 years	903	2	905
Corporate Debt Securities:
Maturing within 1 year	204	—	204
Certificates of Deposit:
Maturing within 1 year	100	—	100
Asset-Backed Securities:
Maturing within 1 year	102	—	102
Maturing between 1 and 5 years	27	—	27

	$2,449	$6	$2,455

Current	$1,519	$4	$1,523
Non-current	930	2	932

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate current values because of their nature and respective durations. The fair value of marketable securities is determined using quoted market prices for those securities or similar financial instruments. The fair value of long-term debt is based on quoted market prices for same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventories

Inventories are stated at the lower of cost or market. Inventory values are based on standard costs, which approximate average costs (first-in first-out method).

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method. Depreciation and amortization is provided over the estimated useful lives of the related assets (three to ten years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the lease

Long-Lived Assets

Long-lived assets such as property and equipment are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the long-lived asset may not be recoverable. If the Company determines that the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the cost of an acquired business over the net of the fair value assigned to its assets acquired and liabilities assumed, is not amortized. Instead, goodwill is assessed for impairment under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (Note 8). Intangible assets with finite lives continue to be amortized on a straight-line basis over their useful lives of 10 to 12 years and are evaluated for impairment whenever events, or changes in circumstances, indicate that their carrying value may not be recoverable under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Warranty Obligation

The Company generally provides a warranty to its customers for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty expenses. The estimated warranty liability is calculated based on historical warranty expenses plus any known warranty exposure.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions primarily in California and such balances commonly exceed the $100,000 insured amount by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s accounts receivable. The Company’s accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. One customer, ABB Ltd., provided 36% and 13% of revenue in 2004 and 2003, respectively and comprised 23% and 17% of accounts receivable balances at December 31, 2004 and 2003, respectively. Sales to General Electric Medical Systems (GEMS) amounted to approximately 20% of total revenue for 2002.

Certain financial information by geographic region based on Company locations is provided below:

	Year ending December 31,
	2004	2003	2002
	(in thousands)
			(Restated)
Revenues:
United States	$16,773	$22,205	$38,486
Europe	15,439	12,961	15,908

Total	$32,212	$35,166	$54,394

(Loss) income from operations:
United States	$(8,119)	$(8,128)	$(33,196)
Europe	(829)	1,838	(4,561)

Total	$(8,948)	$(6,290)	$(37,757)

Long-lived assets:
United States	$9,337	$10,742	$12,065
Europe	24,547	21,507	19,174

Total	$33,884	$32,249	$31,239

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

Research and Development Expense

Research and development expenditures are expensed in the period incurred.

Advertising Expense

Advertising costs are expensed in the period incurred. Advertising expense was $326,000, $276,000 and $152,000 for fiscal 2004, 2003 and 2002, respectively.

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

Other Comprehensive Income (Loss)

Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments in marketable securities are reported, net of their related tax effect, to arrive at comprehensive loss. As of December 31, 2004, accumulated other comprehensive income consisted of $6.2 million of unrealized gain on foreign currency translation and $11,000 in unrealized gain on investments in marketable securities.

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

	Years Ended December 31,
	2004	2003	2002
			(Restated)
Numerator
Basic:
Loss from continuing operations	$(9,808)	$(6,212)	$(37,140)
Income (loss) from discontinued operations, net of tax	733	(961)	(4,937)
Cumulative effect of accounting change, net of tax	—	878	—

Net loss	$(9,075)	$(6,295)	$(42,077)

Denominator
Basic:
Weighted average shares outstanding	14,637	13,939	12,264
Diluted:
Effect of dilutive securities:
Common stock options	—	—	—

Total weighted average common and potential common shares outstanding	14,637	13,939	12,264

Basic and diluted net loss per share:
Loss from continuing operations	$(0.67)	$(0.44)	$(3.03)
Income (loss) from discontinued operations, net of tax	0.05	(0.07)	(0.40)
Cumulative effect of accounting change, net of tax	—	0.06	—

Basic and diluted net loss per share	$(0.62)	$(0.45)	$(3.43)

For fiscal years 2004, 2003, and 2002, incremental equivalent shares under common stock options of 211,826, 143,560, and 87,955 respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

Stock Compensation

The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock Based Compensation—Transitions and Disclosure. In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted to employees in the years ended December 31, 2004, 2003 and 2002, as the stock options have been granted to employees with exercise prices equal to the fair value of the underlying common stock at the time of grant. If the Company had elected to recognize compensation cost based on the fair value method prescribed by SFAS No. 123, the Company’s net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
			(Restated)
Net loss as reported	$(9,075)	$(6,295)	$(42,077)
Add: Stock-based compensation expense included in net loss, as reported	—	313	1,921
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,267)	(3,997)	(8,449)

Pro forma net loss	$(12,342)	$(9,979)	$(48,605)

Net loss per share:
Basic and diluted—as reported	$(0.62)	$(0.45)	$(3.43)

Basic and diluted—pro forma	$(0.84)	$(0.72)	$(3.96)

The pro forma adjustments shown above are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows:

Years Ended	Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Weighted- Average Expected Term
December 31, 2004	3.5%	—	52.0%	4 Years
December 31, 2003	3.3%	—	59.5%	5 Years
December 31, 2002	3.3%	—	68.4%	5 Years

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based payment, or SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R is scheduled to be effective beginning in the third quarter of fiscal 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

The impact of adoption of SFAS No. 123R cannot be predicted at this time because that will depend on the method of adoption elected, the fair value and number of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS No. 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma loss per share in Note 1 of the Notes to Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, requiring companies to treat idle facility costs, abnormal handling costs, freight and wasted materials as current period charges rather than as a portion of inventory costs. SFAS 151 is effective for the annual periods beginning after June 15, 2005. The Company has evaluated SFAS No. 151 and management believes it will not have an impact on the Company’s results of operations or financial position.

Accounting Change

Effective January 1, 2003, the Company adopted SFAS No. 87, Employers’ Accounting for Pensions, as amended, in accordance with Emerging Issues Task Force (EITF) 03-4, Determining the Classification and Benefit Attribution Method for a “Cash Balance” Pension Plan related to its Swiss pension plan. This statement required a standardization method for measuring net periodic pension cost and recognizing the compensation cost of an employee’s pension over the employee’s approximate service period by relating the cost more directly to the terms of the plan. This statement requires immediate recognition of a liability (the minimum liability) when the accumulated benefit obligation exceeds the fair value of plan assets. This statement also requires expanded disclosures about pension plan assets, obligations, benefits payments, contributions and net benefit cost.

The adoption of SFAS No. 87 on January 1, 2003 resulted in a cumulative effect of an accounting change, net of tax, of $878,000 (Note 12).

Business Enterprise Segments

The Company operates in one reportable operating segment, High Reliability. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. Although the Company had two operating segments at December 31, 2004, as determined by the two locations for which segment managers are responsible for operating results (San Diego, California and Rossens, Switzerland), under the aggregation criteria set forth in SFAS No. 131, the Company only operates in one reportable operating segment.

Note 2—Business Combinations

On July 5, 2002, the Company acquired Montena Components Ltd., or Montena, a Swiss corporation, with its principal facility in Rossens, Switzerland. In the transaction, the Company acquired all of the outstanding shares of capital stock of Montena from its parent company, Montena SA, a Swiss corporation, in exchange for (i) 2,250,000 shares of Maxwell common stock issued directly to Montena SA, (ii) an additional 300,000 shares of Maxwell common stock originally held by the Company as collateral for a $3 million loan to Montena SA and (iii) an additional 464,927 shares of Maxwell common stock issued based on Montena achieving revenues of at least $20 million for the four quarters ended June 30, 2003 and the value of the stock on September 1, 2003 as further described below.

The calculation of the third and final common stock issuance to Montena SA was calculated using the following formula: To the extent that each share of Maxwell stock issued as part of the purchase price and held by Montena SA on September 1, 2003 has a market value based on the average 30-day trading closing price ending on September 1, 2003 (the “30 Day Measurement Price”) of less than $9 per share, then the Company will provide to Montena SA additional consideration equal, in total value, to (i) the difference between $9 and the 30-Day Measurement Price multiplied by (ii) such number of shares held by Montena SA on September 1, 2003; provided, however, that such additional consideration will in no event be greater than 500,000 shares of Maxwell common stock (based on the 30-Day Measurement Price) or cash equal in value to 500,000 shares of Maxwell common stock valued at the 30-Day Measurement Price according to that formula. In September 2003, 464,927 shares of common stock were issued to Montena SA. As a result of the purchase transaction, Montena SA held approximately 16% and 18% of Maxwell common stock as of December 31, 2004 and 2003, respectively.

The results of operations of Montena have been included in the consolidated statements of operations since July 5, 2002, the date of the acquisition.

The purchase price was allocated as follows (in thousands):

Total acquisition cost:
Cash and stock paid at acquisition	$20,949
Acquisition related expenses	340

$21,289

Allocation to assets and liabilities as follows:
Tangible assets	$14,936
Assumed liabilities	(10,153)
Acquired backlog	464
Developed core technology	1,100
Goodwill	14,942

$21,289

Note 3—Divestitures

The following divestitures occurred during the three years ended December 31, 2004. These divestitures did not meet the criteria to be accounted for as discontinued operations, except for the Winding Equipment business segment discussed below.

In June 2003, the Company decided to discontinue marketing and supporting a product line of electronic components testers and recorded charges in cost of sales of $444,000 primarily related to excess inventory and equipment, $393,000 primarily related to warranty buy-outs, and $259,000 related to expected future warranty returns in the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003, respectively. Sales for accelerated life testers product line were immaterial in all periods presented.

In December 2003, the Company’s Maxwell Technologies, SA subsidiary sold all fixed assets, substantially all inventory except work in process inventory, and all warranty and employee agreement obligations of its Metar Winding Equipment business segment, located in Matran, Switzerland to Metar SA, a new company, whose principal shareholder is a former CEO of Montena SA. The Company received $324,000 cash and recognized a loss on sale, net of tax, of $529,000, which is included within “Income (loss) from discontinued operations” in the accompanying consolidated statements of operations. The new Metar company completed during January through June 2004 certain work in progress related to customer orders received by Maxwell Technologies, SA before the date of sale. The Company concluded its continuing involvement in the Winding Equipment business in the second quarter of 2004 with the shipment of the final Metar product order owned by the Company. In accordance with SFAS No. 144, the results of operations related to the Winding Equipment business which was recorded as continuing operations through the first quarter of 2004 have been reclassified as discontinued operations for fiscal 2004, 2003 and 2002 (Note 15).

In December 2003, the Company sold the manufacturing and administrative facility in San Diego that contained the I-Bus/Phoenix operations. Proceeds from the sale of the facility were $9.0 million and closing expenses were $387,000, resulting in a net gain from the sale of the facility of $1.2 million. Net cash proceeds from the sale of the facility were $5.9 million after the payment of closing expenses and repayment of the $2.7 million term loan secured by a deed of trust on the facility.

On September 29, 2002, the Company’s I-Bus/Phoenix, Inc. subsidiary sold substantially all of the assets, liabilities and business operations of its applied computing business, located principally in San Diego, California and Tangmere, United Kingdom, to I-Bus Corporation, a new company, whose principal shareholders are former I-Bus/Phoenix senior managers. The applied computing business designs, manufactures and sells applied computing systems mainly to original equipment manufacturers serving the telecommunications, broadcasting and industrial automation markets. The business was sold for (i) an 8% Senior Subordinated Note in the aggregate principal amount of $7.0 million, under the terms of which $1.0 million was payable (plus 50% of all accrued interest) on March 30, 2004 and $3 million is payable (plus 100% of all accrued interest) on each of March 30, 2005 and March 30, 2006; (ii) a warrant to purchase up to 19.9% of the common stock of the new I-Bus Corporation exercisable any time after June 30, 2004 at the fair market value per share at the time of exercise; and (iii) an additional contingent purchase price payment of $1.0 million if the new I-Bus Corporation sells the computing business prior to the full payment of the 8% Senior Subordinated Note referred to above. I-Bus/Phoenix also agreed to reimburse I-Bus Corporation for certain shutdown and restructuring costs and to provide a back up working capital credit facility in the amount of $300,000 until September 2003. The Company had assigned no value to the subordinated debt as its collectability was uncertain and will record any collections on such note as a gain on the date of such collection. The table below details the loss recognized by the Company in 2002 related to the sale. In addition, the Company incurred related restructuring charges discussed in Note 13 and impairment charges discussed in Note 14.

Disposition of I-Bus/Phoenix, Inc. assets (in thousands):
Subordinated note receivable	$7,000
Less reserve for note	(7,000)
Assets sold, net of liabilities assumed by buyer	(6,252)
Shutdown costs assumed by Maxwell	(762)

Net loss on disposition of I-Bus/Phoenix, Inc.	$(7,014)

During 2003, the Company received final settlement payments of $475,000 from the new I-Bus Corporation, which was a partial recovery of the $7.0 million subordinated note that was fully reserved for in 2002. This recovery is reflected in “(Gain) loss on sale of businesses” in the accompanying consolidated statements of operations.

On September 30, 2002, the Company sold substantially all of the assets, liabilities and business operations of its TeknaSeal glass-to-metal seals division in Minneapolis, Minnesota to a group of private investors. TeknaSeal designs, manufactures and sells hermetic glass-to-metal seals for vacuum components, battery headers, implantable medical devices and other specialty applications. The aggregate selling price was $5.5 million in cash, of which $1.0 million was held in an escrow account as of December 31, 2002.

Disposition of TeknaSeal assets (in thousands):
Cash received	$5,500
Less amount held in escrow	(1,000)
Receivable due from escrow	253
Assets sold net of liabilities assumed by buyer	(1,338)
Goodwill associated with TeknaSeal	(2,839)
Expenses related to sale	(340)

Net gain on disposition of TeknaSeal	$236

The Company’s involvement with TeknaSeal ended during the year ended December 31, 2003. During 2003, the Company recognized a gain of $695,000, which is included in “(Gain) loss on sale of businesses” in the accompanying consolidated statement of operations, upon the receipt of funds released through escrow. All amounts held in escrow were released to the Company as of December 31, 2003.

Note 4—Balance Sheet Details (in thousands):

	December 31,
	2004	2003
Trade and other accounts receivable, net:
Accounts receivable	$7,304	$6,115
Allowance for doubtful accounts	(393)	(179)

	$6,911	$5,936

Inventory:
Raw material and purchased parts	$5,454	$5,631
Work-in-process	1,574	1,584
Finished goods	5,104	3,248
Inventory reserve	(4,027)	(3,154)

	$8,105	$7,309

Property and equipment:
Machinery, furniture and office equipment	$18,126	$16,453
Computer hardware and software	5,826	7,183
Leasehold improvements	2,901	2,524

	26,853	26,160
Less accumulated depreciation and amortization	(15,961)	(15,391)

	$10,892	$10,769

Accounts payable and accrued liabilities
Accounts payable	$2,855	$3,555
Other accrued liabilities	4,083	3,204
Customer deposits	353	599
Advance payments	—	891

	$7,291	$8,249

Warranty Reserve Analysis

	Years Ended December 31,
	2004	2003
Accrued Warranty:
Beginning balance	$1,262	$1,154
New product warranties	489	827
Settlement of warranties	(746)	(776)
Other changes/adjustments to warranties	(304)	57

Ending balance	$701	$1,262

Note 5—Short-Term and Long-Term Borrowings

Short-term borrowings

Maxwell Technologies, SA has a 2.0 million Swiss Franc, or approximately $1.8 million, bank credit agreement with a Swiss bank which renews annually. Borrowings under the credit agreement bear interest at LIBOR plus 1.75% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are secured by the assets of Maxwell Technologies, SA. As of December 31, 2004 and 2003, the full amount of the credit agreement was drawn. The interest rate on the funds borrowed at December 31, 2004 was 2.48%.

Approximately $334,000 and $400,000 of letters of guarantee primarily related to customer deposits were outstanding as of December 31, 2004 and 2003, respectively.

The Company entered into a U.S. loan and security agreement in February 2004, which provides an overall credit limit of $3.0 million, subject to a one-year repayment period. Borrowings are secured by eligible accounts receivable balances, which are calculated and reported on a monthly basis. In March 2005, the credit line was renewed on substantially the same terms as the prior credit line. Borrowings under the credit agreement bear interest at Prime Rate plus 1.75% provided that the rate is not less than 5.75%. The agreement requires the Company to maintain a minimum tangible net worth of $20.5 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. At December 31, 2004, the Company was required to maintain 85% of their banking activities and investment balances with its bank which provides the U.S. loan. At December 31, 2004 the Company had reduced its investment balance at its bank to less than 70% of the Company’s total investment value. On March 7, 2005 the U.S. loan and security agreement was amended to require that only 50% of the Company’s total investment balance be maintained at the bank. No amounts were drawn on this credit line as of December 31, 2004 and 2003.

Long-term borrowings

Maxwell Technologies, SA has a term loan with a maximum draw of 1.15 million Swiss Francs, or approximately $1.0 million, for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of December 31, 2004, the full amount of the term loan has been drawn. The weighted average interest rate on the funds borrowed at December 31, 2004 was 3.76%.

Maxwell Technologies, SA had a loan from the Montena SA pension plan for 300,000 Swiss Francs, or approximately $265,000, that was paid off during 2004.

Payments due on borrowings during each of the five years subsequent to December 31, 2004 are as follow (in thousands):

2005	$1,970
2006	204
2007	203
2008	203
2009	203

$2,783

Note 6—Stock Activity and Stock Plans

Stock Sale

In November 2004, the Company raised approximately $10.1 million after deduction of expenses and fees through the sale of approximately 1.2 million shares of common stock to institutional investors. The Company sold the shares directly to the investors in a negotiated transaction in which no underwriters were used for placement. The shares had previously been registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement filed on Form S-3 with the Securities and Exchange Commission in September 2004. Approximately $5.5 million of securities are available for future issuance under this registration statement as of December 31, 2004.

Stock Option Plans

In December 1995, the Company adopted the 1995 Stock Option Plan under which, as amended, 3,340,000 shares of common stock were reserved for future grant. The Company’s 1999 Director Stock Option Plan, under which 75,000 shares were reserved for future grant, was adopted in 1999 and approved by the Company’s shareholders in January 2000. The plans provide for granting either Incentive Stock Options or Non-Qualified Stock Options to employees and non-employee members of the Company’s board of directors, respectively. In December 1999, the Company granted 294,030 non-qualified options to the Company’s then new President and Chief Executive Officer, Mr. Eibl, outside of the Company’s other option plans. In April 2002, in conjunction with the purchase of shares of its I-Bus/Phoenix and Electronic Components Group subsidiaries not already owned (see Note 7), the Company issued options to purchase approximately 520,000 shares of Maxwell common stock in exchange for options to purchase subsidiary common stock. This issuance of stock options was outside of the Company’s option plans. Options are also outstanding under expired stock option plans that were superceded by the current plans. Options granted under all stock option plans are for the purchase of common stock of the Company at not less than the stock’s fair market value at the date of grant. Employee options are generally exercisable in cumulative annual installments of 20–30 percent, while options in the 1999 Director Stock Option Plan are fully exercisable one year from date of grant. The options have terms of five to ten years. As of December 31, 2004, the Company has 380,933 shares available for future grant under its stock option plans.

In November 2002, the Board of Directors approved, and the Company established, a program to restore equity incentives for key employees and outside directors. In November 2002, options to purchase 853,461 shares of common stock with strike prices above $10, which were held by senior management and outside directors, were voluntarily cancelled by the option holders in exchange for the future issuance in late May 2003 of substitute stock options with a strike price equal to the then-prevailing market price of the common stock.

The following table summarizes total aggregate stock option activity for the period January 1, 2002 through December 31, 2004:

	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2002	2,043,697	$15.29
Granted	1,111,557	$8.54
Exercised	(220,873)	$3.71
Forfeited	(916,498)	$12.58
Expired	(821,443)	$19.22

Balance at December 31, 2002	1,196,440	$10.50
Granted	1,860,316	$6.73
Exercised	(124,455)	$4.78
Forfeited	(208,318)	$9.14
Expired	(165,610)	$16.17

Balance at December 31, 2003	2,558,373	$7.81
Granted	271,502	$11.04
Exercised	(144,772)	$6.35
Forfeited	(39,502)	$8.29
Expired	(30,300)	$10.76

Balance at December 31, 2004	2,615,301	$8.18

The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2004:

Range of Exercise Prices	Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Under Options Exercisable	Weighted Average Exercise Price
$1.92 to $2.88	40,200	1.9	$2.45	40,200	$2.45
$2.89 to $4.33	4,000	0.9	$4.25	4,000	$4.25
$4.34 to $6.20	945,029	6.7	$6.18	682,266	$6.18
$6.21 to $8.00	544,900	8.7	$7.44	499,850	$7.47
$8.01 to $10.00	553,870	6.3	$8.67	419,270	$8.76
$10.01 to $15.00	484,802	8.1	$11.55	192,202	$12.36
$15.01 to $22.51	21,500	4.6	$17.40	20,400	$17.48
$22.52 to $32.75	21,000	3.4	$29.29	21,000	$29.29

	2,615,301	7.2	$8.18	1,879,188	$8.03

The number of shares under options exercisable at December 31, 2004, 2003 and 2002 were 1,879,188, 1,202,931 and 732,745, respectively, with weighted average exercise prices of $8.03, $8.31 and $10.62, respectively. The estimated weighted average fair value at grant date for Company options granted during the years ended December 31, 2004, 2003 and 2002 was $4.93, $8.31 and $6.23 per share, respectively.

Stock Purchase Plans

In December 1994, the Company established the 1994 Employee Stock Purchase Plan and a Director Stock Purchase Plan. The employee plan permits substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-

month offering period. The director plan permits non-employee directors to purchase common stock at 100% of the trading price of the stock on the date a request for purchase is received. In the years ended December 31, 2004, 2003 and 2002, aggregate shares of 22,160, 23,404 and 44,660, respectively, were issued under the two plans for aggregate proceeds to the Company of $120,000, $117,000 and $353,000 respectively. At December 31, 2004, 234,316 shares are reserved for future issuance under these plans.

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

In January 2000, the Board adopted, and the Company’s stockholders subsequently approved, the Company’s Management Equity Ownership Program (the “Program”). Under the Program, executive officers of the Company and other members of senior management selected by the Committee were offered full-recourse loans from the Company to be used to purchase stock of the Company. The loans bear interest and must be repaid in annual installments of principal and interest over a four-year period. Repayment of the loans were secured by the shares purchased with the loan proceeds. On February 1, 2000, loans in the aggregate amount of $900,000, bearing interest at 6.56%, were made in connection with the aggregate purchase of 74,995 newly issued shares of the Company’s common stock at $12.00 per share, the closing market price on the date of purchase. On January 29, 2002 loans in the aggregate amount of $75,000, bearing interest at 4.85%, were made in connection with the aggregate purchase of 9,258 newly issued shares of the Company’s common stock at $8.10 per share, the closing market price on the date of purchase. In June 2002 the Company decided to extinguish the program and cancelled the 74,000 shares and $970,000 loan balance outstanding under the plan. The Company recorded expense of $116,000 related to the cancellation of these notes during 2002.

Deferred Compensation

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

Note 7—Consolidation of Subsidiary Ownership

In February 2002, PacifiCorp Energy Ventures, Inc., the largest minority shareholder in the Company’s Electronic Components Group (“ECG Group”) subsidiary, exchanged its preferred shares of the Electronic Components Group for 518,000 common shares of Maxwell pursuant to its right under the original investment agreement.

On April 15, 2002, the Company completed merger transactions with the Electronic Components Group subsidiary and the I-Bus/Phoenix subsidiary whereby all of the remaining minority shareholdings and options in such subsidiaries were converted to shares and options of Maxwell. The conversion ratio was established through the Company’s analysis of the fair market value of the subsidiaries and an average trading price of Maxwell’s stock at the time of the analysis. The Company issued 86,000 shares to Electronic Components Group minority shareholders in exchange for their ownership. The value of this stock issuance was determined to be $795,000 based on the closing price of Maxwell shares on the day of the merger. As a result of these transactions relating to the ECG Group, the Company recorded $3.8 million of excess purchase price based on the value of Maxwell common shares above the minority interest on the balance sheet, $2.8 million was allocated as goodwill related to the TeknaSeal Division which was sold in September 2002 and $987,000 was allocated to ultracapacitor intellectual property (patents). In addition, the Company issued 479,000 shares to I-Bus/Phoenix minority shareholders in exchange for their ownership. The value of this stock issuance was determined to be $4.4 million based on the closing price of Maxwell shares on the day of the merger. The Company recorded $1.1 million excess purchase price based on the value of Maxwell’s common shares above the minority interest on the balance sheet; $422,000 was allocated as goodwill associated with the I-Bus Computing Systems business and was considered impaired and written off in conjunction with its sale in September 2002. The balance was allocated as goodwill related to the Power Systems business.

In connection with the merger transactions, the Company assumed all outstanding vested and unvested options to purchase shares of common stock of these subsidiaries. Each such option assumed by the Company continued to have, and be subject to, the same terms and conditions as were generally applicable immediately prior to the merger, provided that (A) such option shall be exercisable for that number of whole shares of the Company’s common stock equal to the product of the number of shares of the subsidiary’s common stock that were issuable upon exercise of such assumed option immediately prior to the merger multiplied by the conversion ratio, and (B) the per share exercise price for the shares of the Company’s common stock issuable upon exercise of such assumed option was equal to the quotient determined by dividing the exercise price per subsidiary option share by the conversion ratio. As a result, options to purchase approximately 302,505 shares and 982,761 shares of common stock of the ECG and I-Bus/Phoenix subsidiaries, respectively, assumed in the mergers became options to purchase 127,052 and 393,104 shares of Maxwell’s common stock, respectively. The weighted-average exercise prices of the modified options was $5.01 and $7.98, respectively. As a result, stock-based compensation expense totaling $1.9 million was recorded in connection with the assumption and exchange of vested subsidiary stock options based on the difference between the fair market value of the Company’s common stock on the respective merger date and the exercise price of the modified stock option. The unvested stock options, all of which had no intrinsic value on the date of the exchange, were forfeited prior to vesting.

Note 8—Goodwill and Other Intangibles

The Company has implemented SFAS No. 142 and began applying the rules on accounting for goodwill and other intangible assets effective January 1, 2002. The SFAS No. 142 goodwill impairment test is a two-step process. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of their goodwill. SFAS No. 142 requires goodwill to be tested annually at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected December 31 as its annual testing date. As a result of the Company’s annual assessment as of December 31, 2004 and 2003, using the market and discounted cash flow approaches, no impairment was indicated.

In assessing the recoverability of goodwill during 2002, the Company made assumptions regarding future cash flows and other factors to determine the fair value. Goodwill associated with the I-Bus Computing Systems business was written off in conjunction with the disposition of that business (Note 14). The remaining goodwill is mainly attributable to the acquisition of Montena, which was completed in July 2002.

The change in the carrying amount of goodwill from January 1, 2003 to December 31, 2004 is as follows (in thousands):

Balance at January 1, 2003	$17,577
Foreign currency translation adjustments	1,901

Balance at December 31, 2003	19,478
Foreign currency translation adjustments	1,623

Balance at December 31, 2004	$21,101

Acquired intangible assets subject to amortization at December 31, 2004, and 2003 were as follows (in thousands):

	Useful Life	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2004:
Developed core technology	10 years	$1,100	$(302)	$276	$1,074
Patents	13 years	988	(171)	—	817

		$2,088	$(473)	$276	$1,891

As of December 31, 2003:
Developed core technology	10 years	$1,100	$(181)	$190	$1,109
Acquired backlog	6 months	464	(464)	—	—
Patents	13 years	988	(95)	—	893

		$2,552	$(740)	$190	$2,002

Amortization expense for intangible assets was $197,000, $197,000 and $543,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated amortization for each of the next five years ended December 31 is as follows (in thousands):

Fiscal Years
2005	$197
2006	197
2007	197
2008	197
2009	197
Thereafter	906

$1,891

Actual amortization expense to be reported in future periods could differ from these estimates as a result of foreign currency translation adjustments, impairments and other factors.

Note 9—Income Taxes

The provision (benefit) for income taxes based on loss from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Federal:
Current	$—	$—	$(213)
Deferred	(3,837)	(3,315)	(10,408)

	(3,837)	(3,315)	(10,621)
State:
Current	—	3	2
Deferred	(581)	104	(2,537)

	(581)	107	(2,535)
Foreign:
Current	—	(8)	(63)
Deferred	712	(91)	160

	712	(99)	97
Valuation allowance	4,418	3,211	12,945

	$712	$(96)	$(114)

The provision (benefit) for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to loss from continuing operations before income taxes. The primary components of such difference are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Taxes at federal statutory rate	$(3,092)	$(2,511)	$(12,055)
State taxes, net of federal benefit	(523)	(460)	(794)
Effect of tax rate differential for foreign subsidiary	885	(334)	(52)
Adjustment of federal and state net operating losses	(794)	—	—
Impact of asset basis difference in acquisitions	43	26	2,278
Tax credits	(225)	(249)	(2,081)
Valuation allowance, including tax benefits of stock activity	4,418	3,245	12,945
Other items not reflected in consolidated statements of operations	—	187	(355)

Tax provision (benefit)	$712	$(96)	$(114)

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2004. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly. The Company has recorded a valuation allowance of $39.4 million as of December 31, 2004 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $4.4 million for the year ended December 31, 2004. The valuation allowance includes stock option deductions, the benefit of which will eventually be credited to equity.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

As of December 31, 2004, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $84.5 million and $35.9 million, respectively. The federal loss carryforward begins to expire in calendar year 2011, while the state loss carryforwards will continue to expire in 2005 through 2014. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2004 of $3.5 million and $2.4 million, respectively, which begin to expire in 2005. The Company also has foreign net operating carryforwards of approximately $150,000.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company’s deferred tax assets and liabilities within continuing operations are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Tax loss carryforwards	$30,812	$26,858
Research and development and other tax credit carryforwards	5,901	5,625
Uniform capitalization, contract and inventory related reserves	2,133	2,044
Environmental and restructuring provisions	242	241
Asset impairment	—	23
Accrued vacation	207	215
Allowance for doubtful accounts	138	40
Other	39	136

	39,472	35,182
Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(57)	(151)
Inventory deduction	(261)	(145)
Intangible assets	(264)	(227)
Pension assets	(944)	(473)
Other	(55)	—

	(1,581)	(996)

Net deferred tax assets before valuation allowance	37,891	34,186
Valuation allowance	(39,415)	(34,998)

Net deferred tax liabilities	$(1,524)	$(812)

Note 10—Commitments and Contingencies

The Company is the subject of government audits of two businesses sold or discontinued in 2001. A contract, not assumed by the acquirers of the Company’s former defense contract business, entered into in 1990 and completed in the late 1990s is currently being audited by the Defense Department’s auditing services. The Company has submitted documentation supporting approximately $550,000 of costs charged to the contract. The Company believes that such costs were properly charged.

The Internal Revenue Service (IRS) has assessed the Company with a penalty of approximately $262,000 for failure to file Form W-2s for a business sold in 2001. The acquiring company of the Company’s former business did write the IRS stating that they would be responsible for the filing of 2001 Form W-2s. The Company has submitted this documentation to the IRS.

While there can be no assurance that the Defense Department’s auditing services and the IRS will accept the documentation submitted or that the matters will be resolved in favor of the Company, management believes the resolution of these matters will not have a significant adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company enters into indemnification agreements in the ordinary course of business in which the indemnified party is held harmless and is reimbursed for losses incurred from claims by third parties. In connection with divestitures of certain assets or businesses, the Company often provides indemnities to the buyer with respect to certain matters including, for example, environmental liabilities and unidentified liabilities related to periods prior to the disposition. Due to the uncertain nature of the indemnities, the maximum liability cannot be quantified. Liabilities for obligations are recorded where appropriate and when they are probable and can be reasonably estimated. Historically, the Company has not made significant payments for these obligations.

Note 11—Leases

Rental expense amounted to $1.4 million, $1.5 million and $1.9 million in the years ended December 31, 2004, 2003 and 2002, respectively, and was incurred primarily for facility rental. The Company’s facilities leases expire in July 2007 for its San Diego, California facility and June 2009 for its Rossens, Switzerland facility. Future annual minimum rental commitments and automobile leases as of December 31, 2004 are as follows (in thousands):

Fiscal Years
2005	$1,669
2006	1,646
2007	1,331
2008	866
2009	433

$5,945

Note 12—Pension and Other Postretirement Benefit Plans

Foreign Plans

In July 2002, the Company acquired Montena, including its pension plan covering its Swiss employees (Note 2). The plan provides pension benefits to employees under the terms of the plan as required by Swiss law and regulations. The plan has characteristics of defined benefit, defined contribution and cash balance plans. For the year ended December 31, 2002, this plan was treated as a defined contribution plan; however, for the year ended December 31, 2003 in accordance with EITF 03-4, the plan has been classified as a defined benefit pension plan. The adoption of EITF 03-4 is being accounted for as the effect of adopting a new accounting principle as of the beginning of the year, January 1, 2003, and resulted in a cumulative effect of an accounting change, net of tax, of $878,000 for the year ended December 31, 2003.

The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, the employee is required to contribute an identical amount to the pension plan. The Company made pension contributions of $296,000 and $302,000 in 2004 and 2003, respectively. This plan has a measurement date of December 31.

During 2003, approximately 46 former employees of Montena left the plan and were paid out their participant balances in accordance with the terms of the plan. This resulted in a settlement gain of $154,000 in 2003. This amount is shown in the development of the change in benefit obligation.

In December 2003, the Company sold its Winding Equipment business segment. As a result, approximately 50 employees have left the Company. This resulted in a curtailment gain of approximately $2.0 million. The Company was obligated during fiscal 2004 to pay the obligation to the employees based upon their participant balances at the date of termination plus any other amounts that were allocable to them as a result of the plan operating results prior to the settlement. The curtailment gain amount is shown in the development of the change in benefit obligation for fiscal 2003.

	Pension Benefits
	Year ended December 31,
	2004	2003
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$14,320	$18,185
Service cost	216	545
Interest cost	426	567
Plan participant contributions	296	302
Benefits paid	(3,371)	(5,080)
Actuarial (gain)	(797)	—
Administrative expenses paid	(66)	—
Curtailments	—	(2,023)
Special termination benefits / asset transfers in	—	158
Effect of foreign currency translation	1,075	1,666

Benefit obligation at end of year	12,099	14,320

Changes in plan assets:
Fair value of plan assets at beginning of year	18,971	19,536
Actual return on plan assets	1,277	1,688
Special termination benefits / asset transfers in	—	158
Company contributions	296	302
Plan participant contributions	296	302
Benefits paid	(3,371)	(5,080)
Administrative expenses paid	(66)	—
Effect of currency translation	1,698	2,065

Fair value of plan assets at end of year	19,101	18,971

Funded status at end of year	7,002	4,651
Unrecognized net actuarial gain	(1,942)	(689)

Net amount recognized	$5,060	$3,962

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$4,314	$3,617
Accumulated other comprehensive income	746	345

Net amount recognized	$5,060	$3,962

Components of net periodic benefit cost:
Service cost	$216	$545
Interest cost	426	567
Expected return on plan assets	(938)	(899)
Net (gain) amortization	(56)	—
Curtailments	—	(2,023)
Settlements	—	(154)

Net periodic income	$(352)	$(1,964)

	Pension Benefits
	Year ended December 31,
	2004	2003
	(in thousands)
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.25%	3.50%
Rate of compensation increase	1.50%	1.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.50%	3.50%
Expected long-term return on plan assets	5.00%	5.00%
Rate of compensation increase	1.50%	1.50%

	December 31,
	2004	2003
	(in thousands)

Percentage of the fair value of total plan assets held in each major category of plan assets:
Equity securities	15%	15%
Debt securities	26%	21%
Real estate	50%	54%
Other	9%	10%

Total	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2005	$734
2006	759
2007	748
2008	738
2009	797
Years 2010 through 2014	3,987

The accumulated benefit obligation was $12.1 million and $14.3 million as of December 31, 2004 and 2003, respectively.

The Company expects to contribute $289,000 to its foreign pension plan in fiscal 2005.

U.S. Plans

The Company has other post retirement benefit plans covering substantially all of its employees in the United States. Substantially all U.S. employees are eligible to elect coverage under contributory employee savings plans which provide for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company’s matching contributions under these plans totaled $157,000, $190,000 and $283,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 13—Restructuring Charges

The restructuring charges balance at January 1, 2002 relates to various restructuring actions undertaken during 1999 and 2000. In 2003, restructuring reserves were fully utilized and the Company paid $216,000 for severance and $42,000 for taxes. No remaining restructuring liability was outstanding at December 31, 2003 and 2004.

In the first half of 2002, I-Bus/Phoenix introduced new applied computing products that had been developed in 2001. However, the market for applied computing products, particularly in telecommunications, deteriorated throughout 2002. The Company responded to the poor market conditions for computing systems and other capital goods by restructuring I-Bus/Phoenix. In June 2002, the Company began implementing the restructuring plan and recorded restructuring charges of $707,000 which is included in “Asset impairment and restructuring charges” in the accompanying consolidated statements of operations during 2002, which was comprised of i) severance payments and other employee related expenses of $269,000 and ii) impairment of assets that will no longer be used, facility lease terminations and other closure cost related to certain facilities in Europe totaling $438,000. In addition, the Company also determined that certain components in inventory had been adversely impacted. Accordingly, the Company recorded an inventory charge of $3.0 million for certain excess and obsolete raw material components and finished goods. This charge is classified in “Cost of Sales” in the accompanying consolidated statements of operations.

During the third fiscal quarter of 2002, the Company decided to sell the applied computing business of I-Bus/Phoenix to a new company organized by former I-Bus/Phoenix senior managers. In preparation for the sale and to configure the I-Bus/Phoenix computing business to be self-supporting, I-Bus/Phoenix consolidated all production of the applied computing products to its facility in Tangmere, United Kingdom, and reduced worldwide personnel. As a result of this plan, the Company recorded restructuring charges of $922,000 during 2002 which is included in “Asset impairment and restructuring charges” in the accompanying consolidated statements of operations. As of the date of sale, $245,000 of restructuring reserves were disposed as part of the sale.

The following table summarizes the restructuring charges recorded, and the activity related to such charges, in the years ended December 31, 2002 and 2003 (in thousands):

	Severance Costs for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Other Costs Related to Consolidation of Facilities	Other	Total Restructuring Charges
Balance January 1, 2002	$225	$33	$—	$—	$258
Reserves established	1,191	215	223	—	1,629
Utilization of reserves:
Cash	(1,068)	—	—	—	(1,068)
Non-cash	—	—	(223)	—	(223)
I-Bus disposition	(44)	(201)	—	—	(245)

Balance December 31, 2002	304	47	—	—	351
Reserves established	—	—	—	135	135
Utilization of reserves:
Cash	(216)	—	—	(42)	(258)
Non-cash	—	—	—	(93)	(93)
Reserves recovered	(88)	(47)	—	—	(135)

Balance December 31, 2003	$—	$—	$—	$—	$—

Note 14—Impairment Charges

In 2002, in connection with the sale of the I-Bus/Phoenix, Inc. business (Notes 3 and 8), the Company recorded $7.6 million of impairment charges related to long lived-assets. The write down of impaired assets consisted of $5.3 million of goodwill associated with the computing systems business. The Company conducted an extensive review of fixed assets supporting multiple businesses including the computing systems business. As part of these reviews, the Company determined the carrying values of the related long-lived assets was in excess of fair market value and as a result, an asset impairment charge of $2.3 million was recorded.

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

Note 15—Discontinued Operations

In March 2001, the Company sold the assets of its defense contracting business in separate transactions with two buyers, for an aggregate sales price of approximately $20.7 million, the proceeds of which were recorded in 2001. The buyers assumed certain liabilities and ongoing contractual obligations of the business and hired most of the employees of the business. The Company retained certain leases and lease obligations expiring in 2006 and certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business. The Company recorded a gain, net of tax, of approximately $3.9 million in 2001, representing the net gain on the disposition of the assets and the net income from the operations of this discontinued business. Based on current and projected vacancies at leased facilities, the Company has revised previously estimated costs and has written off related leasehold improvements. These charges, which totaled $2.8 million, were recorded in 2001 and are included in the loss from discontinued operations. As of December 31, 2004, the net lease obligations are $650,000 and run through 2006, of which $608,000 has been reserved.

The Company increased the reserves for net lease obligations by $720,000 in 2003 and $485,000 in 2004, which covers lease payments through 2005. The owner of the vacant facility is actively marketing the property for sale or lease and additional reserves may be required if these marketing activities do not result in a sale or lease before the end of 2005.

In September 2002, the Company decided to suspend the operations of its PurePulse Technologies, Inc. subsidiary. PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals. The Company plans to preserve its intellectual property and certain other technology assets for a possible future sale of such assets. The carrying value of the assets at December 31, 2004 was zero.

In December 2003, the Company’s Maxwell Technologies, SA subsidiary sold all fixed assets, substantially all inventory except work in process inventory, and all warranty and employee agreement obligations of its Metar Winding Equipment business segment, located in Matran, Switzerland to Metar SA, a new company, whose principal shareholder is a former CEO of Montena SA. The Company received $324,000 cash and recognized a loss on sale, net of tax, of $529,000, which is included in “Loss on disposal, net of tax” in the accompanying 2003 consolidated statements of operations. The new Metar company completed during January through June 2004 certain work in progress related to customer orders received by Maxwell Technologies, SA before the date of sale. The Company concluded its continuing involvement in the Winding Equipment business in the second quarter of 2004 with the shipment of the final Metar product order owned by the Company. In accordance with SFAS No. 144, the results of operations related to the Winding Equipment business which was recorded as continuing operations through the first quarter of 2004 have been reclassified as discontinued operations for fiscal 2004, 2003 and 2002.

Operating results of the discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations. The businesses included in discontinued operations had sales aggregating $1.1 million, $10.2 million and $4.3 million in the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are not included in net sales in the accompanying consolidated statements of operations.

Net liabilities of discontinued operations have been separately classified in the accompanying consolidated balance sheets as of December 31, 2004 and 2003 in the amounts of $1.0 million and $1.5 million, respectively.

The net liability balances of discontinued operations were comprised of $608,000 for lease obligations and $437,000 for minority interest in PurePulse as of December 31, 2004. As of December 31, 2003, the net liability balance was comprised of $600,000 for lease obligations and $894,000 for minority interest.

Results for discontinued operations, by business unit, consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Discontinued operations, net of tax:
Income (loss) from operations:
Winding Equipment	$949	$(426)	$(105)
PurePulse Technologies and Government Systems	(216)	(6)	(4,832)

	733	(432)	(4,937)
Loss on disposal:
Winding Equipment	—	(529)	—

	$733	$(961)	$(4,937)

Note 16—Related Party Transactions

The Company’s Chief Executive Officer received a $120,000 loan on his date of hire in August 1999, which was forgivable 36 months thereafter provided that he did not resign or was not terminated for cause from the Company prior to that time. The loan and its forgiveness were extended on July 1, 2002 to June 30, 2004. The loan was forgiven on June 22, 2004. The Company had previously expensed this loan receivable in 2001 as it was likely that the loan would be forgiven.

Montena SA, the former parent company of Montena and a significant shareholder of Maxwell Technologies, Inc., is the lessor for the Company’s headquarters in Rossens, Switzerland. During the years ended December 31, 2004, 2003 and 2002, the Company paid $795,000, $809,000 and $346,000, respectively, in rental fees to Montena SA. Future rental commitments as of December 31, 2004 are $3.9 million.

Maxwell Technologies, SA had a loan from Montena SA pension plan for 300,000 Swiss Francs, or approximately $265,000, that was paid off during 2004.

Note 17—Legal Proceedings

The Company’s subsidiary I-Bus/Phoenix, Inc. has been named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf and alleges damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will have no significant adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 18—Unaudited Quarterly Results of Operations (in thousands, except per share amounts)

During the year ended December 31, 2004, we completed the discontinuation of the Company’s Winding Equipment business segment. Therefore, the following financial information for fiscal 2004 and 2003 include the reclassification of the Winding Equipment business to discontinued operations.

	Quarter Ended
	March 31		June 30		September 30		December 31
Year ended December 31, 2004:
Total revenue	$9,873	(A)	$7,136		$6,716		$8,487
Gross profit	2,958	(B)	1,861		1,518	(B)	574	(B)
Loss from continuing operations	(975)		(1,392)		(2,380	)(D)	(5,061	)(D)
Discontinued operations, net of tax	390		397	(C)	(34)		(20	)(C)
Net loss	(585)		(995)		(2,414)		(5,081)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.07)		$(0.10)		$(0.17)		$(0.33)
Discontinued operations, net of tax	0.03		0.03		—		—

Net loss per share	$(0.04)		$(0.07)		$(0.17)		$(0.33)

Year ended December 31, 2003:
Total revenue	$7,833		$7,915		$8,297		$11,121	(H)
Gross profit	600		1,088	(F)	1,126	(F)	3,798
(Loss) income from continuing operations	(3,540	)(G)	(3,269	)(G)	(2,268)		2,865	(I)
Discontinued operations, net of tax	(821	)(E)	(170)		195		(165)
Cumulative effect of change in accounting	—		—		—		878
Net (loss) income	(4,361)		(3,439)		(2,073)		3,578
Basic and diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.26)		$(0.24)		$(0.16)		$0.21
(Loss) income from discontinued operations	(0.06)		(0.01)		0.01		(0.01)
Cumulative effect of change in accounting	—		—		—		0.06

Net (loss) income per share	$(0.32)		$(0.25)		$(0.15)		$0.26

(A)	Includes license fees of $1 million.
(B)	Includes charges of $500,000, $440,000 and $1.4 million for customer orders received in the first, third and fourth quarters of 2004, respectively, which were priced below the Company’s production cost, as well as charges of $450,000 and $159,000 in the third and fourth quarters, respectively, for slow moving small cell BOOSTCAP® inventory and $733,000 in the fourth quarter for excess and obsolete inventory.
(C)	Includes charges of $250,000 and $235,000 in the second and fourth quarters, respectively, for lease obligations related to vacant facilities of discontinued operations.
(D)	Includes charges of $1.0 million for audit and consulting fees related to compliance activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 in the fourth quarter, charges of $150,000 for bad debt provisions in the third quarter.
(E)	Includes charge of $720,000 for lease obligations related to vacant facilities of discontinued operations.
(F)	Includes charge of $444,000 to write off inventory and equipment in the second quarter and a charge of $393,000 in the third quarter for warranty buy-outs, both of which relate to the discontinuation of the accelerated life testers product line.
(G)	Includes charge of $327,000 for severance payable to a former Chief Executive Officer in the first quarter, and a charge of $313,000 for compensation expense related to options provided to a former Chairman of the Board in the second quarter.
(H)	Includes a license fee of $4 million.
(I)	Includes gain on sale of property of $1.2 million, gain on sale of business of $475,000 for recovery of I-Bus note receivable, gain on sale of business of $695,000 for payments received from the sale of TeknaSeal, and pension curtailment and settlement gain of $2.2 million.

Schedule II

Valuation and Qualifying Accounts (in thousands)

	Balance at the Beginning of the Year	Charged to Expense	Acquisitions/ Transfers and Other	Write-offs Net of Recoveries	Balance at the End of the Period
Allowance for Doubtful Accounts:
December 31, 2002	$831	$576	$(238)	$(485)	$684
December 31, 2003	684	241	17	(763)	179
December 31, 2004	179	212	5	(3)	393
Inventory Reserve:
December 31, 2002	3,896	8,011	1,047	(10,928)	2,026
December 31, 2003	2,026	3,070	74	(2,016)	3,154
December 31, 2004	3,154	3,190	32	(2,349)	4,027

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that, as of December 31, 2004, our internal control over financial reporting was not effective due to the existence of two material weaknesses. The material weaknesses existing as of December 31, 2004 relate to a lack of adequate review of our financial close procedures surrounding accrued expenses and accounting for stock based compensation in the 2002 financial statements. The material weaknesses resulted in adjustments to our 2004 financial statements with respect to accrued employee compensation expense and professional fees and in a restatement of our 2002 financial statements related to stock based compensation.

McGladrey & Pullen, LLP, our independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 as stated in their report which is included in this Annual Report on Form 10-K.

Management’s Response and Plan for Improvement

Management has responded to the identification of material weaknesses related to our internal control over financial reporting and accounting for stock based compensation in the 2002 financial statements by performing additional accounting, financial analysis and managerial review of procedures in order to ensure that the financial information contained in our Annual Report on Form 10-K is reliable. Detailed validation work was performed by internal personnel with respect to all of our financial close procedures surrounding accrued expenses in order to verify the financial information and to substantiate the disclosures contained in our Annual Report on Form 10-K.

In addition, management has further responded by approving a plan to increase internal accounting staff at our San Diego, California location from four to six persons, and at our Rossens, Switzerland location from two to three persons. Management believes that these measures will address the identified weaknesses in our system of internal control over financial reporting. Management will, on an ongoing basis, monitor the implementation of the plan to improve the effectiveness of our internal control over financial reporting, and will take action as appropriate.

Changes in Internal Controls During Fourth Quarter of 2004

In the fourth quarter of 2004, we implemented certain improvements to both our business and information technology internal controls surrounding financial reporting. Management believes that these improvements will increase the efficiency and effectiveness of our internal control.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we concluded an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2004 because of the material weaknesses identified above.

Attestation Report of McGladrey & Pullen, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Maxwell Technologies, Inc.

San Diego, California

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that Maxwell Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of two material weaknesses relating to a lack of adequate review of the Company’s financial close procedures surrounding accrued expenses, and accounting for stock based compensation, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Maxwell Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: As of December 31, 2004, the Company did not maintain adequate review of the Company’s financial close procedures related to accrued expenses and did not properly account for stock based compensation in the 2002 financial statements. These material weaknesses resulted in adjustments to the Company’s 2004 financial statements with respect to accrued employee compensation expense and professional fees and in a restatement to the Company’s 2002 financial statements related to stock based compensation. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005 on those consolidated financial statements.

In our opinion, management’s assessment that Maxwell Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Maxwell Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Maxwell Technologies, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended and our report dated March 15, 2005 expressed an unqualified opinion thereon.

/s/    MCGLADREY & PULLEN, LLP

San Diego, California

March 15, 2005

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 5, 2005, under the captions “Election of Directors,” “Board of Directors Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation” and “Code of Business Ethics and Conduct,” and is incorporated by reference herein.

Item 11. Executive Compensation

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 5, 2005, under the caption “Executive Compensation,” and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 5, 2005, under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 5, 2005, under the caption “Certain Transactions,” and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 5, 2005, under the caption “Ratification of Independent Auditor,” and is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1. Financial Statements. The consolidated financial statements required by this item are submitted in a separate section beginning on page 45 of this Annual Report on Form 10-K.

2. Financial Statement Schedules. The financial statement schedule entitled “Valuation and Qualifying Accounts” required by this item is submitted in a separate section beginning on page 79 of this Annual Report on Form 10-K.

3. Exhibits.

Exhibit Number	Description of Document

2.1	Asset Purchase Agreement dated December 10, 2003 between Registrant and Metar SA en constitution. (1)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions dated August 15, 2003 by and between Registrant and Horizon Christian Fellowship. (1)

2.3	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated September 26, 2003. (1)

2.4	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated October 13, 2003. (1)

2.5	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated December 23, 2003. (1)

3.1	Restated Certificate of Incorporation of Registrant. (14)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated November 22, 1996. (8)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated February 9, 1998. (2)

3.4	Amended and Restated Bylaws of Registrant. (3)

4.1	Rights Agreement dated November 5, 1999 between Registrant and Chase Mellon Shareholders Services, LLC, as Rights Agent. (13)

4.2	Amendment of Rights Agreement dated as of July 5, 2002. (15)

10.1	1995 Stock Option Plan of Registrant. (9)

10.2	Amendment No. One to Registrant’s 1995 Stock Option Plan dated March 19, 1997. (8)

10.3	Amendment No. Two to Registrant’s 1995 Stock Option Plan dated February 13, 1998. (17)

10.4	Amendment No. Three to Registrant’s 1995 Stock Option Plan dated January 28, 1999. (2)

10.5	Amendment No. Four to Registrant’s 1995 Stock Option Plan dated Nov. 22, 1999. (4)

10.6	Amendment No. Five to Registrant’s 1995 Stock Option Plan dated August 14, 2000. (16)

10.7	Stock Option Agreement under 1995 Stock Option Plan by and between Registrant and Kenneth Potashner, dated as of May 19, 2003. (15)

10.8	1999 Director Stock Option Plan of Registrant. (4)

10.9	Registrant’s 1994 Employee Stock Purchase Plan. (9)

10.10	Amendment Number One to Registrant’s 1994 Employee Stock Purchase Plan, effective as of April 30, 1997. (8)

Exhibit Number	Description of Document

10.12	PurePulse Technologies, Inc. 1994 Stock Option Plan. (10)

10.13	Shareholder Agreement among Registrant, PurePulse Technologies, Inc., Sanyo E&E Corporation and Three Oceans Inc., dated January 28, 1999. (2)

10.14

Seventh Amendment to Loan and Security Agreement dated June 30, 2003, among Registrant, Maxwell Electronic Components Group, Inc., I-Bus/Phoenix, Inc., PurePulse Technologies, Inc., MML Acquisition Corp. and Comerica Bank—California. (15)

10.15	Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated May 30, 2002. (5)

10.16	Amendment Number One to Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated June 28, 2002. (5)

10.17	Amendment Number Two to the Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated August 12, 2002. (6)

10.18	Asset Purchase Agreement dated as of September 30, 2002 between Maxwell Electronic Components Group, Inc. and TeknaSeal L.L.C. (7)

10.19	Services Agreement dated April 4, 2003 between Registrant and Carlton Eibl. (11)

10.20	Separation Agreement and General Release of Claims effective as of May 8, 2003 between Registrant and Kenneth Potashner. (12)

10.21	Employment Agreement dated August 1, 2003 between Registrant and Richard D. Balanson. (12)

10.22	Employment Agreement dated December 22, 2003 between Registrant and Tesfaye Hailemichael. (15)

10.23	Employment Agreement dated December 22, 2003 between Registrant and Richard Smith. (15)

10.24	Separation Agreement and General Release of All Claims effective as of October 31, 2003 between Registrant and James Baumker. (15)

10.25	Indemnity Agreement for Directors of Registrant dated December 2004. (15)

10.26	Loan and Security Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (15)

10.27	Schedule to Loan and Security Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (15)

10.28	Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (15)

10.29	Schedule to Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (15)

10.30	Export-Import Bank of the United States Agreement Executed by Borrower dated February 4, 2004 between Registrant, Export-Import Bank of the United States and Silicon Valley Bank. (15)

10.31	Intellectual Property Security Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (15)

10.32	Securities Account Control Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (15)

10.33

Stock Purchase Agreement dated November 5, 2004 between Registrant and each of MassMutual Strategic Balanced Fund, Citi FCP CitiEquity US Value Fund, ING Salomon Brothers All Cap Portfolio, Salomon Brothers Global Horizons US Fundamental Value Fund, GS Series Fundamental Value Fund, TA Idex Salomon All Cap Fund, ING Salomon Brothers Fundamental Value Portfolio, Salomon Brothers All Cap Value Fund, ATSF Salomon All Cap, Salomon Brothers Variable All Cap Value Fund, Smith Barney Fundamental Value Fund, GS Series Salomon Brothers Variable All Cap Value Fund, State of New Mexico State Investment Council. *

Exhibit Number	Description of Document

10.34

Amendment No. 1 to Stock Purchase Agreement dated November 5, 2004 between Registrant and each of MassMutual Strategic Balanced Fund, Citi FCP CitiEquity US Value Fund, ING Salomon Brothers All Cap Portfolio, Salomon Brothers Global Horizons US Fundamental Value Fund, GS Series Fundamental Value Fund, TA Idex Salomon All Cap Fund, ING Salomon Brothers Fundamental Value Portfolio, Salomon Brothers All Cap Value Fund, ATSF Salomon All Cap, Salomon Brothers Variable All Cap Value Fund, Smith Barney Fundamental Value Fund, GS Series Salomon Brothers Variable All Cap Value Fund, State of New Mexico State Investment Council. *

10.35	Separation Agreement and General Release of Claims effective as of November 10, 2004 between Registrant and Tesfaye Hailemichael. *

10.36	Employment Agreement dated November 10, 2004 between Registrant and David H. Russian. *

10.37	Firm-Fixed-Price Subcontract Purchase Order dated February 14, 2005 between Registrant and Northrop Grumman Space and Mission Systems Corp. *

10.38	Purchase Order dated March 9, 2005 between Registrant and United States Advanced Battery Consortium. *

21.1	List of subsidiaries of Registrant. *

23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP *

23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP *

23.3	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2004.
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC file no. 000-10964).
(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC file no. 001-15477).
(4)	Incorporated herein by reference to Registrant’s Transition Report on Form 10-K for the transition period from August 1, 1999 to December 31, 1999 (SEC file no. 001-15477).
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2002.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2002.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2002.
(8)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC file no. 000-10964).
(9)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (SEC file no. 000-10964).

(10)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1996 (SEC file no. 000-10964).
(11)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(12)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(13)	Incorporated herein by reference to Registrant’s Form 8-A filed November 18, 1999 (SEC file no. 001-15477).
(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).
(15)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(16)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(17)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC file no. 000-10964).

(b) See the exhibits required by this item under Item 15(a)(3) above.

(c) See the financial statement schedule required by this item under Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of March 2005.

MAXWELL TECHNOLOGIES, INC.

By:	/S/ RICHARD D. BALANSON
Richard D. Balanson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD D. BALANSON Richard D. Balanson	President, Chief Executive Officer and Director	March 22, 2005

/S/ DAVID H. RUSSIAN David H. Russian	Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2005

/S/ CARLTON J. EIBL Carlton J. Eibl	Director	March 22, 2005

/S/ MARK ROSSI Mark Rossi	Director	March 22, 2005

/S/ JEAN LAVIGNE Jean Lavigne	Director	March 22, 2005

/S/ ROBERT GUYETT Robert Guyett	Director	March 22, 2005

/S/ JOSÉ CORTES José Cortes	Director	March 22, 2005

/S/ THOMAS RINGER Thomas Ringer	Director	March 22, 2005

/S/ EDWARD CAUDILL Edward Caudill	Director	March 22, 2005