Form 10-Q
period 2005-03-31
MAXWELL TECHNOLOGIES INC
filed 2005-05-09
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2005 was 15,768,265 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2005

PART I - Financial Information

Item 1.	Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of Maxwell Technologies, Inc. and subsidiaries as of March 31, 2005, and the consolidated results of their operations and cash flows for the three months then ended.

The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$9,545	$10,740
Investments in marketable securities	3,109	2,055
Trade and other accounts receivable, net	6,415	6,911
Inventories, net	8,191	8,105
Prepaid expenses and other current assets	1,208	921

Total current assets	28,468	28,732
Property and equipment, net	10,055	10,892
Other intangible assets, net	1,777	1,891
Goodwill	20,061	21,101
Prepaid pension asset	5,141	5,060
Other non-current assets	—	50

	$65,502	$67,726

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,173	$7,291
Accrued warranty	707	701
Accrued employee compensation	1,773	1,591
Short-term borrowings and current portion of long-term debt	1,858	1,970
Deferred tax liability	407	357
Net liabilities of discontinued operations	845	1,045

Total current liabilities	13,763	12,955
Deferred tax liability	1,235	1,167
Long-term debt, excluding current portion	767	813
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 15,768 and 15,695 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1,577	1,569
Additional paid-in capital	126,890	126,317
Accumulated deficit	(83,472)	(81,306)
Accumulated other comprehensive income	4,742	6,211

Total stockholders’ equity	49,737	52,791

	$65,502	$67,726

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenues	$9,785	$9,873
Cost of sales	6,996	6,915

Gross profit	2,789	2,958
Operating expenses (income):
Selling, general and administrative	3,291	2,767
Research and development	1,750	1,218
Amortization of other intangibles	19	19
Gain on sale of property and equipment	—	(7)

Total operating expenses	5,060	3,997

Loss from operations	(2,271)	(1,039)
Interest income, net	39	52
Other income, net	173	12

Loss from continuing operations before income taxes	(2,059)	(975)
Income tax provision	144	—

Loss from continuing operations	(2,203)	(975)
Income from discontinued operations, net of tax	37	390

Net loss	$(2,166)	$(585)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.14)	$(0.07)
Income from discontinued operations, net of tax	—	0.03

Net loss per share	$(0.14)	$(0.04)

Shares used in computing basic and diluted net loss per share	15,716	14,386

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Loss from continuing operations	$(2,203)	$(975)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	991	872
Gain on sale of property and equipment	—	(7)
Provision for losses on accounts receivable	115	36
Changes in operating assets and liabilities:
Trade and other accounts receivable	177	(966)
Inventories	(271)	(64)
Prepaid expenses and other assets	(415)	223
Deferred income taxes	130	(3)
Accounts payable and accrued liabilities	1,095	(1,033)
Accrued employee compensation	211	95

Net cash used in operating activities	(170)	(1,822)

Investing activities:
Purchases of property and equipment	(384)	(544)
Proceeds from sale of property and equipment	—	17
Redemptions of marketable securities	252	176
Purchases of marketable securities	(1,253)	(151)

Net cash used in investing activities	(1,385)	(502)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(1,691)	(872)
Proceeds from long-term and short-term borrowings	1,691	972
Proceeds from issuance of company stock	580	787

Net cash provided by financing activities	580	887

Decrease in cash and cash equivalents from continuing operations	(975)	(1,437)
Net cash (used in) provided by discontinued operations	(163)	271
Effect of exchange rate changes on cash and cash equivalents	(57)	(135)

Decrease in cash and cash equivalents	(1,195)	(1,301)
Cash and cash equivalents, beginning of period	10,740	9,784

Cash and cash equivalents, end of period	$9,545	$8,483

Supplemental disclosures of cash flow information:
Cash paid for interest	$53	$8

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

Maxwell Technologies, Inc. is a Delaware corporation and is a developer and manufacturer of innovative, cost-effective energy storage and power delivery solutions. Our BOOSTCAP® ultracapacitor cells and multi-cell modules and POWERCACHE® backup power systems provide safe and reliable power solutions for applications in consumer and industrial electronics, transportation and telecommunications. Our CONDIS® high-voltage grading and coupling capacitors help to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy. Our radiation-mitigated microelectronic products include power modules, memory modules and single board computers that incorporate powerful commercial silicon for superior performance and high reliability in aerospace applications.

Unless the context otherwise requires, all references to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our European Subsidiary, Maxwell Technologies, SA, all references to “Electronic Components Group” refer to our former subsidiary, Maxwell Electronic Components Group, Inc., which has been merged into Maxwell; all references to “I-Bus/Phoenix” refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to “PurePulse” refer to our non-operating subsidiary, PurePulse Technologies, Inc.

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

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets, the estimation of loss contracts, the incurrence of losses on warranty costs and vacant leased facilities, and the valuation of deferred tax assets. We have net deferred tax assets before our valuation allowance, which are still available for us to use in the future to offset taxable income. The markets for most of the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of these issues noted and other factors, actual results could differ from the estimates used by management.

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company’s fiscal quarters end on the last day of the calendar month on March 31, June 30, September 30, and December 31.

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Such revenue is typically recognized as products are shipped and title passes to the customer. License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. In general, we do not offer discounts and there is no right of return. We do not provide installation services or incur-post-sale obligations other than product warranty, which is accrued for at the time of sale. We also derive revenue on a percentage of completion basis for a product development contract. Those revenues, including estimated profits, are recognized as costs are incurred and include provisions for any anticipated losses.

Computation of Net Loss per Share

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options of the Company, assuming their exercise using the “treasury stock” method. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Numerator
Basic:
Loss from continuing operations	$(2,203)	$(975)
Income from discontinued operations, net of tax	37	390

Net loss	$(2,166)	$(585)

Denominator
Basic:
Weighted average shares outstanding	15,716	14,386
Diluted:
Effect of dilutive securities:
Common stock options	—	—

Total weighted average common and potential common shares outstanding	15,716	14,386

Basic and diluted net loss per share:
Loss from continuing operations	$(0.14)	$(0.07)
Income from discontinued operations, net of tax	—	0.03

Basic and diluted net loss per share	$(0.14)	$(0.04)

For the three-month periods ended March 31, 2005 and 2004, incremental equivalent shares under common stock options of 588,345 and 660,196, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive.

Stock Option Plans

The Company has adopted the disclosure only provisions of Statement No. 123 of the Financial Accounting Standards Board (“FASB”), Accounting for Stock-Based Compensation (“Statement No. 123”) as amended by Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock Based Compensation – Transitions and Disclosure. In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted in the quarters ended March 31, 2005 and 2004. If the Company had elected to recognize compensation cost based on the fair value method prescribed by Statement No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(2,166)	$(585)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(359)	(2,893)

Pro forma net loss	$(2,525)	$(3,478)

Net loss per share:
Basic and diluted-as reported	$(0.14)	$(0.04)

Basic and diluted-pro forma	$(0.16)	$(0.24)

The pro forma adjustments shown above are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows:

Three Months Ended	Risk- Free Interest Rates	Dividend Yields	Volatility Factors	Weighted- Average Expected Life
March 31, 2005	3.9%	—	61%	4 Years
March 31, 2004	3.0%	—	59%	5 Years

Note 3 – Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Inventories:
Raw material and purchased parts	$5,401	$5,454
Work-in-process	2,496	1,574
Finished goods	4,464	5,104
Inventory reserve	(4,170)	(4,027)

	$8,191	$8,105

Other Intangible Assets

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of March 31, 2005:
Developed core technology	$1,100	$(337)	$215	$978
Patents	988	(189)	—	799

	$2,088	$(526)	$215	$1,777

Goodwill

The change in the carrying amount of goodwill from December 31, 2004 to March 31, 2005 is as follows (in thousands):

Balance at December 31, 2004	$21,101
Foreign currency translation adjustments	(1,040)

Balance at March 31, 2005	$20,061

Warranty Reserve

We generally provide a warranty to our customers for one to two years in the normal course of business. We accrue for the estimated warranty costs at the time of shipment. The estimated warranty liability is calculated based on historical warranty costs and the historical time frame such costs are paid within plus any known warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the quarter ended March 31, 2005 and year ended December 31, 2004, respectively (in thousands):

	March 31, 2005	December 31, 2004
Accrued Warranty:
Beginning balance	$701	$1,262
New product warranties	203	489
Settlement of warranties	(35)	(746)
Other changes/adjustments to warranties	(162)	(304)

Ending balance	$707	$701

Note 4 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(2,166)	$(585)
Foreign currency translation adjustments	(1,468)	(826)
Unrealized (loss) gain on securities	(1)	1

Comprehensive loss	$(3,635)	$(1,410)

Note 5 – Discontinued Operations

As part of a sale of the Company’s defense contracting business in 2001, the Company retained certain leases and lease obligations expiring in 2006. As of March 31, 2005, the net lease obligations are $530,000 and run through 2006, of which $484,000 has been reserved. The owner of the vacant facility is actively marketing the property for sale or lease. Additional reserves may be required if these marketing activities do not result in a sale or lease before the end of 2005.

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

In December 2003, the Company’s Maxwell Technologies, SA subsidiary sold all fixed assets, substantially all inventory except work in process inventory, and all warranty and employee agreement obligations of its Metar Winding Equipment business segment located in Matran, Switzerland to Metar SA, a new company whose principal shareholder is a former CEO of Montena SA. The new Metar company completed during January through June 2004 certain work in progress related to customer orders received by Maxwell Technologies, SA before the date of sale. The Company concluded its continuing involvement in the Winding Equipment business in the second quarter of 2004 with shipment of the final Metar product order owned by the Company. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations related to the Winding Equipment business, which was recorded as continuing operations through the first quarter of 2004, have been reclassified as discontinued operations for the first quarter of 2004.

Operating results of the discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations. The businesses included in discontinued operations had no sales and sales aggregating $704,000 in the quarters ended March 31, 2005 and 2004, respectively. These amounts are not included in net sales in the accompanying consolidated statements of operations.

Note 6 – Related Parties

We transact business with one company considered to be a related party. Our Swiss subsidiary, Maxwell SA, leases its facility from Montena SA, which owns approximately 16% of the Company’s stock. Mr. Jose Cortez is the CEO of Montena SA and is a member of the Maxwell Technologies, Inc. board of directors. The amount of lease payments paid to Montena SA during the quarters ended March 31, 2005 and 2004 were $207,000 and $199,000, respectively.

Note 7 – Legal Proceedings

We have been named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf and alleges damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.

Note 8 – Short-Term and Long-Term Borrowings

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs (approximately $1.7 million as of March 31, 2005) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.52%. Borrowings under the credit agreement are secured by the assets of Maxwell SA. As of March 31, 2005, the full amount of the credit line was drawn.

In March 2005, we renewed our $3.0 million U.S. credit line on substantially the same terms as the prior credit line. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement requires us to maintain a minimum tangible net worth of $20.5 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. As of March 31, 2005, none of the U.S. credit line was drawn.

Maxwell SA has a term loan with a maximum draw of 1.15 million Swiss Franc (approximately $958,000 as of March 31, 2005) for financing the acquisition of specific capital equipment. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum draw and repaid over one to five years. As of March 31, 2005, the full amount of the credit agreement was drawn. The interest rate on the funds borrowed at March 31, 2005 was 3.76%.

Maxwell SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right of return on their advance if the product is not delivered by a specific date. As of March 31, 2005, we had issued guarantees of approximately $54,000 related to these product arrangements, most of which we expect to ship to customers in 2005.

Note 9 – Defined Benefit Plan

We have a retirement plan for our Swiss subsidiary that is classified as a defined benefit pension plan. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. There is no offset provision based on the obligation level of the fund. In addition, the employee is required to contribute an identical amount to the pension plan. This plan has a measurement date of December 31. We adopted the provisions of SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits in December 2003. Components of the net periodic benefit cost were as follows (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Service cost	$54	$89
Interest cost	92	124
Expected return on plan assets	(226)	(236)
Net loss/(gain) amortization	(1)	—

Net periodic benefit	$(81)	$(23)

Total employer contributions paid during the three-month periods ended March 31, 2005 and 2004 were $72,000 and $68,000, respectively. Additional employer contributions of approximately $217,000 are expected to be paid during the remainder of fiscal 2005.

Note 10 – Contingencies

The Company is the subject of a government audit of a business sold in 2001. A contract, not assumed by the acquirers of the Company’s former defense contract business, entered in 1990 and completed in the late 1990s is currently being audited by the Defense Department’s auditing services. The Company has submitted documentation supporting approximately $550,000 of costs charged to the contract. The Company believes that such costs were properly charged.

The Defense Department’s auditing services is auditing a contract entered into in 1995 and completed in 1999 by a company purchased by our Microelectronics group. The Company has requested a release of liability from the prime contractor. There is no assurance that such a release will be obtained and the Company will not incur some liability.

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

Note 11 – Stock Activity

During the three months ended March 31, 2005, 73,634 shares were issued pursuant to the Company’s stock purchase plan and exercises of stock options.

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

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report, the words “believe,” “expect,” “anticipate” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date of this Quarterly Report. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause our results of operations to be materially and adversely affected in future periods:

•	decline in the domestic and global economies that may delay the development and introduction by our customers of products that incorporate our components and systems;

•	success in the introduction and marketing of new products into existing and new markets;

•	ability to manufacture existing and new products in volumes demanded by our customers, which may be restricted due to supply of materials or components, and at competitive prices with adequate gross margins;

•	market success of the products into which our products are integrated;

•	ability in growing markets to maintain or increase our market share relative to our competitors;

•	ability to produce our products at quality levels demanded by our customers;

•	ability to invent and protect proprietary technology that creates a compelling value proposition for our customers and differentiates our products from those of our competitors;

•	ability to successfully integrate our businesses with operations of businesses we may acquire;

•	ability to finance the growth of our business with internal resources or through outside financing;

•	impact of currency exchange rates; and

•	availability of qualified staff.

Many of these factors are beyond our control. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan. Subsequently, we provide a summary of some of the highlights from the quarter ended March 31, 2005, followed by a discussion of the different aspects of our business. We then proceed, on page 16, to discuss our results of operations for the quarter ended March 31, 2005 compared with the quarter ended March 31, 2004. Thereafter, beginning on page 18, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” Beginning on page 21, we discuss our critical accounting policies, the impact of inflation on our business and new accounting pronouncements.

It should be noted that the following discussion and the historical information included therein contain forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment in assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets, the estimation of loss contracts, the incurrence of losses on warranty costs and vacant leased facilities and the valuation of deferred tax assets. In addition, our estimation of liquidity for fiscal year 2005 may be significantly different than our actual results. Negative changes in revenues will affect our estimation in cost of sales, research and development, selling, general and administrative and other aspects of our business.

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

Maxwell operates as one business segment called High Reliability, which has two manufacturing locations (San Diego, California and Rossens, Switzerland) and is comprised of three product lines:

•	Ultracapacitors: Our primary product, ultracapacitors, includes our BOOSTCAP® ultracapacitor cells and multi-cell modules and POWERCACHE® backup power systems, which provide highly reliable power solutions for applications in consumer and industrial electronics, transportation and telecommunications.

•	High-Voltage Capacitors: Our CONDIS® high-voltage grading and coupling capacitors are used in electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•	Radiation-Mitigated Microelectronic Products: Our RADPAK® radiation-mitigated microelectronic products include power modules, memory modules and single-board computers for applications in the space and satellite industries.

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

During the year ended December 31, 2004, we completed the discontinuance of our Winding Equipment product line segment, which was sold in December 2003, with the shipment of the final product order that we were obligated to fulfill. Therefore, the financial statements for the three-month period ended March 31, 2004 include the reclassification of the Winding Equipment product line segment to discontinued operations.

Highlights of the Quarter Ended March 31, 2005

We reported a net loss for the three-month period ended March 31, 2005 of approximately $2.2 million, or $0.14 per diluted share, versus a net loss of $585,000, or $0.04 per diluted share, for the three months ended March 31, 2004.

During the three months ended March 31, 2005, we continued to focus on developing strategic alliances, introducing new products, reducing product costs, and increasing revenue. Some of these efforts are described below:

•	In February 2005, Northrop Grumman Space Technology (NGST) selected Maxwell’s SCS750 single board computer for spacecraft control and payload data management for the National Polar-orbiting Operational Environmental Satellite System (NPOESS).

•	In March 2005, we received approval from the United States Advanced Battery Consortium (USABC) to commence development of a compact, low-cost, high-performance, 48-volt ultracapacitor-based electrical energy storage module for applications in passenger vehicles.

Results of Operations—Quarter Ended March 31, 2005 Compared with Quarter Ended March 31, 2004

Total Revenue

Total revenue for the three months ended March 31, 2005 was approximately $9.8 million. Revenue for the three months ended March 31, 2004 was approximately $9.9 million including the final $1 million payment of a total of $5 million in license fees received from YEC in exchange for the right to manufacture our BOOSTCAP® ultracapacitors in China. Also included in the first quarter 2004 revenue was approximately $1.0 million from our magnetics-based Power Systems products that were phased out during 2004. Therefore, excluding the revenue from YEC and magnetics-based Power Systems, revenue from continuing product lines for the first quarter of 2004 was approximately $7.9 million. The increase in revenue from all three product lines within our High Reliability segment in 2005 compared with the same period in 2004, including the YEC license fees, was approximately $932,000 or 11%. Included in the first quarter 2005 revenue was approximately $1.1 million of revenue from two contracts recently awarded to us. One is a development program for USABC, the other is a fixed fee contract where revenue is being recognized under the percentage of completion method of accounting.

Gross Profit

For the three months ended March 31, 2005 and 2004, gross profit was approximately $2.8 million and $3.0 million, which represented 29% and 30% of revenue, respectively. Gross profit excluding YEC license fees was approximately $2.0 million, or 22% of sales, for the three months ended March 31, 2004. There are numerous factors that can influence gross profit including product mix, pricing, volume, warranty costs and charges related to excess and obsolete inventory. Excluding the license fee, the gross margin improvement was primarily from our Swiss operations. We recorded reserves of approximately $572,000 and $500,000 in the first quarter of 2005 and 2004, respectively, for ultracapacitor orders received that were priced below our current product cost.

Total Operating Expenses

Total operating expenses were approximately $5.1 million for the three months ended March 31, 2005, compared with approximately $4.0 million for the same period in 2004. Operating expenses for the three months ended March 31, 2005 were approximately 52% of revenue compared with 40% of revenue for the same period in 2004. The increase in operating expenses is explained below.

Operating Expenses—Q1 2005 vs. Q1 2004

(Dollars in Thousands)

	Q1 2005	Change	Q1 2004
Research and development	$1,750	44%	$1,218
Percentage of net revenues	18%	6 Pts	12%
Selling, general and administrative	$3,291	19%	$2,767
Percentage of net revenues	34%	6 Pts	28%
Intangible assets amortization	$19	0%	$19

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were approximately $3.3 million for the three months ended March 31, 2005, compared with $2.8 million for the three months ended March 31, 2004. As a percentage of revenues, SG&A expenses increased to 34% for the three months ended March 31, 2005 from 28% for the three months ended March 31, 2004. The approximately $500,000 increase is primarily related to increased costs associated with Sarbanes-Oxley compliance activities.

Research & Development (R&D) Expense

Research and development (R&D) expenses were approximately $1.8 million for the three months ended March 31, 2005 as compared with approximately $1.2 million for the same period in 2004. As a percentage of revenue, R&D expense was 18% for the three months ended March 31, 2005 compared with 12% for the same period in 2004. The increase in the R&D expense related primarily to increased costs associated with the development of a single board computer in our microelectronics product line and an increase in R&D headcount at our Swiss subsidiary.

Loss From Continuing Operations Before Income Taxes

The loss from continuing operations before income taxes increased to approximately $2.1 million, or 21% of revenue for the three months ended March 31, 2005 compared with $975,000, or 10% of revenue for the same period in 2004. The increase is primarily related to the increase in certain expenses as described above.

Provision For Income Taxes

We recorded a provision for income taxes of $144,000 for the three months ended March 31, 2005 compared with no income tax provision or benefit for the three months ended March 31, 2004. The tax provision for the first quarter of 2005 is the result of our Swiss subsidiary having profitable operations.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Discontinued Operations

In December 2003, Maxwell SA (our Swiss subsidiary formerly known as Montena Components Ltd.) sold all of the fixed assets, substantially all inventory, and all warranty and employee agreement obligations of its Winding Equipment business, located in Matran,

Switzerland, to Metar SA, a new company formed by the former CEO of Montena Components Ltd and a Metar SA employee. The business was sold for $324,000, and we recognized a loss on disposal, net of tax, of $529,000. The new Metar company completed during January through June 2004 certain work in progress related to customer orders received by Maxwell SA before the date of sale. We concluded our continuing involvement in the Winding Equipment business in the second quarter of 2004 with the shipment of the final Metar product order that we were obligated to fulfill. The results of operations related to the Winding Equipment business which was recorded as continuing operations through the first quarter of 2004 have been reclassified as discontinued operations for the first quarter of 2004. The Winding Equipment business had sales of $592,000 and cost of sales of $152,000 during the first quarter of 2004, which is reflected in income from discontinued operations.

In March 2001, we sold our Government Systems business for $20.7 million and recorded a gain of $1.1 million, net of a $2.7 million provision mainly related to ongoing lease obligations. As of March 31, 2005 and December 31, 2004, the remaining lease obligation, which expires in April 2006, is $530,000, with a reserve provision of $484,000, and $650,000, with a reserve portion of $608,000, respectively.

Liquidity and Capital Resources

Changes in Cash Flow

During the three months ended March 31, 2005, we used $170,000 of cash in operating activities that included the receipt of a mispayment from a customer of approximately $1.7 million, as compared with approximately $1.8 million of cash used in operating activities during the same period in 2004. The reduction in the cash used in operating activities for the three months ended March 31, 2005 compared with the same period of the prior year is a result of: an increase in the loss from continuing operations of approximately $1.2 million; reduced by an increase in non-cash items such as depreciation and amortization and provision for losses on accounts receivable; and reduced by an improvement in the net changes in operating assets and liabilities. The improvement in changes in operating assets and liabilities was largely a result of the approximately $1.7 million mispayment from a customer. The $1.7 million customer mispayment will have a negative effect in the period in which it is repaid.

Investments in marketable securities increased to approximately $3.1 million at March 31, 2005 from approximately $2.1 million at December 31, 2004 as a result of the investment of approximately $1.3 million of existing cash and cash equivalents into marketable securities offset by redemptions of approximately $252,000.

Net accounts receivable decreased to approximately $6.4 million at March 31, 2005 from approximately $6.9 million at December 31, 2004 due primarily to improved collections in the first quarter of 2005.

Prepaid expenses and other current assets were approximately $1.2 million compared with $921,000 at December 31, 2004. The increase was primarily due to annual insurance premiums that were paid in the first quarter of 2005.

Goodwill decreased by approximately $1.0 million from approximately $21.1 million at December 31, 2004 to approximately $20.1 million at March 31, 2005 as a result of the foreign currency translation adjustment.

Accounts payable and other accrued liabilities were approximately $8.2 million at March 31, 2005 compared with approximately $7.3 million at December 31, 2004. The increase is primarily due to an approximately $1.7 million mispayment from a customer received in the first quarter of 2005 as discussed above which was partially offset by a reduction of approximately $800,000 of other current liabilities.

Liquidity

The restructuring plan that we started in 1999 was completed in early 2004. We began realizing the benefit of our restructuring effort during 2004. All indicators such as productivity, lower product cost and new product introductions have increased. The reduction of overhead and increased productivity should continue to improve our gross margins in 2005. In March 2005, we renewed our $3.0 million line of credit from a U.S. bank that is available for working capital needs; the line has not been used to date. We also have a line of credit for 2.0 million Swiss Francs (approximately $1.7 million at March 31, 2005) from a Swiss bank for working capital in Switzerland. The line was fully used as of March 31, 2005. We had $9.5 million in cash, which included an approximate $1.7 million mispayment from a customer, and $3.1 million in investments in marketable securities as of March 31, 2005. We also have a 1.15 million Swiss Francs (approximately $958,000 as of March 31, 2005) term loan from a Swiss bank for capital equipment purchases, all of which was utilized as of March 31, 2005. We have a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission. We raised approximately $10.1 million, net of offering expenses, in November 2004 from the sale of shares of common stock that were registered pursuant to the shelf registration statement. At this time, approximately $5.5 million of the shelf registration statement remains available to us for raising capital. We believe the liquidity provided by the existing cash and cash equivalents and investments in marketable securities, borrowings available under our lines of credit and availability on Form S-3, will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months. Failure to achieve expected cash flows from operating activities or to obtain additional debt or equity investments, if necessary and if available, would have a material adverse effect on us and our projected liquidity.

Short-term and Long-term Borrowings

Short-term Borrowings

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs (approximately $1.7 million as of March 31, 2005) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.52%. Borrowings under the credit agreement are secured by the assets of Maxwell SA. As of March 31, 2005, the full amount of the credit line was drawn.

Maxwell SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right of return on their advance if the product is not delivered by a specific date. As of March 31, 2005, we had issued guarantees of approximately $54,000 related to these product arrangements, most of which we expect to ship to customers in 2005.

In March 2005, we renewed our $3.0 million U.S. credit line on substantially the same terms as the prior credit line. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement requires us to maintain a minimum tangible net worth of $20.5 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. As of March 31, 2005, none of the U.S. credit line was drawn.

Long-term Borrowings

Maxwell SA has a term loan with a maximum draw of 1.15 million Swiss Francs (approximately $958,000 as of March 31, 2005) for financing the acquisition of specific capital equipment. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan has been drawn to the maximum amount and is being repaid in annual installments over five years. The interest rate on the funds borrowed at March 31, 2005 was 3.76%.

Contractual Obligations

The following table identifies significant contractual obligations outstanding as of March 31, 2005 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$5,318	$1,611	$3,503	$204	$—
Purchase commitments (2)	3,307	3,307	—	—	—
Debt obligations (3)	2,625	1,858	767	—	—

Total	$11,250	$6,776	$4,270	$204	$—

(1)	Operating lease obligations represent building leases for U.S. and Switzerland locations as well as vehicle leases for management personnel at our Switzerland facility.

(2)	Purchase commitments primarily represent the value of non-cancelable purchase orders and an estimate of purchase orders that if cancelled would result in a significant penalty to the Company.

(3)	Debt obligations represent long-term and short-term borrowings and current portion of long-term debt.

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Such revenue is typically recognized as products are shipped and title passes to the customer. License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. In general, we do not offer discounts and there is no right of return. We do not provide installation services or incur-post-sale obligations other than product warranty, which is accrued for at the time of sale. We also derive revenue on a percentage of completion basis for a product development contract. Those revenues, including estimated profits, are recognized as costs are incurred and include provisions for any anticipated losses.

Production Costs

In anticipation of an increase in production capacity, expected efficiencies from economies of scale, and a new production line expected to reduce future costs, we have accepted ultracapacitor orders that were priced below our current production costs. These orders are scheduled for shipments at various times through the fourth quarter of 2005. We have estimated production costs for each quarter of 2005 in order to determine the estimated loss to fulfill these commitments at March 31, 2005. These estimates include taking into account the installation, commencing in 2005, of a new ultracapicitor production line in our facility located in Rossens, Switzerland. The new production line will create production efficiencies, thereby reducing production costs. Production efficiencies will be gained as each process of the line is implemented and as production volume increases. Actual production costs during 2005 may differ from our estimates of these efficiencies and could result in an adverse impact on our results of operations and the recording of additional losses.

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

Excess and Obsolete Inventory

We value inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with current and committed inventory levels. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. We have recorded significant charges for reserves in recent periods to reflect changes in market conditions. We believe that future events are subject to change and revisions in estimates may have a significant adverse impact on our balance sheet and statement of operations.

Warranty

We generally provide a warranty to our customers for one to two years in the normal course of business. We accrue for the estimated warranty at the time of sale based on historical warranty costs and the historical time frame such costs are paid plus any known warranty exposure. We have limited historical experience with some of our products in evaluating the potential liability that could be created by claims under our warranty. If the claims made under such warranty exceed expected levels against which we have reserved, our results of operations and financial condition could be materially adversely affected.

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

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof as to their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We determined that it was appropriate to record a valuation allowance as of March 31, 2005 and December 31, 2004 against our deferred tax assets based on the recent history of losses to amounts that are expected to be more likely than not realizable. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to our effective tax rate.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the quarters ended March 31, 2005 and 2004. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based payment, or SFAS 123R, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R is scheduled to be effective beginning in the first quarter of fiscal 2006. SFAS 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

The impact of adoption of SFAS 123R cannot be predicted at this time because that will depend on the method of adoption elected, the fair value and number of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma loss per share in the notes to our consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also result in decreased revenues, increased expenses or other adverse impacts that could result in a decline in the price of our common stock. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, including our financial statements and the related notes.

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

Our quarterly operating results may fluctuate significantly and are not a good indicator of future performance.

Our quarterly operating results have fluctuated significantly in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control. These factors include:

•	seasonal fluctuations, particularly in the third quarter when there is generally a slowdown for sales of our products in the European region, which have affected sequential growth rates;

•	market acceptance and transition of new product introductions;

•	the prices and performance of our products;

•	a shift in the sales mix of products we sell to lower margin products;

•	the timing and size of the orders for our products;

•	the level and mix of inventory that we hold to meet future demand;

•	difficult general economic conditions including any global economic uncertainty and downturn;

•	fluctuations in the level of international sales and our exposure to international currency fluctuations in both revenues and expenses;

•	the cost and availability of materials and components;

•	manufacturing costs; and

•	the level and cost of warranty claims.

As a result of these and other factors, we believe that period-to-period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market securities analysts or investors, our stock price will likely decline.

We may not be able to continue development of our products or market our products successfully, and thus may not be able to achieve or maintain profitability in the future.

Historically, we relied in part upon government contracts relating to our defense contracting business to fund our research and development, and we have derived a significant portion of our revenues from the government sector. In March 2001, we sold our defense contracting business and we now generate the majority of our revenue from developing, manufacturing and marketing commercial products, many of which have been developed since 2000. If we are unable to continue to develop or to market our products successfully, we may not achieve or maintain profitability in the future.

We have introduced in recent years many of our products into commercial markets and, upon such introductions, we also must demonstrate our capabilities as a reliable supplier of these products. Some of our products are alternatives to established products or provide capabilities that do not presently exist in the marketplace. Our products are sold in highly competitive and rapidly changing markets. The success of our products is significantly affected by their cost, technology standards, performance and reliability and end-user preferences. In addition, the success of our products depends on a number of factors, including our ability to:

•	hire and maintain an engineering and marketing staff sufficiently skilled to identify and design new products;

•	overcome technical, financial and other risks involved in developing new products based on new technology as well as managing the introduction of those new products and technologies;

•	identify and develop attractive markets for our new products and technologies and accurately anticipate demand;

•	develop appropriate commercial sales and distribution channels;

•	develop and manufacture new products that we can sell at competitive prices, with adequate margins;

•	deliver products that meet our customers’ requirements for quality and reliability;

•	increase our manufacturing capacity and improve manufacturing efficiency to meet our customer demands while maintaining quality;

•	successfully respond to technological changes by improving our existing products and technologies;

•	demonstrate that our products have technological and/or economic advantages over the products of our competitors;

•	successfully respond to competitors that are more experienced, have significantly greater resources and have a larger base of customers; and

•	secure the raw materials required at the prices necessary to manufacture and deliver competitive products. If the supply of a commodity raw material changes or is interrupted, we may not be able to build our products or if we can build our products, we may be unable to sell our products profitably at competitive prices with adequate margins.

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

We have a shelf registration statement on Form S-3 on file with the Securities and Exchange Commission. At this time approximately $5.5 million of it remains available to us for raising capital. If additional shares are issued under the shelf registration statement immediate dilution of our current stockholders may occur.

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

We may experience difficulty in manufacturing our products in increased quantities, outsourcing the manufacturing of our products and improving our manufacturing processes. If we are unable to manufacture our products in increased quantities, or if we are unable to outsource the manufacturing of our products or improve our manufacturing processes, we may be unable to increase sales and market share for our products and could also lose existing customers. We have limited experience in manufacturing our products in high volume and, therefore, it may be difficult for us to achieve the following results:

•	increase the quantity of the new products we manufacture while maintaining quality, especially those products that contain new technologies;

•	reduce our manufacturing costs to a level needed to produce adequate profit margins and avoid losses on committed sales agreements; and

•	design and procure additional automated manufacturing equipment.

It may also be difficult for us to solve management, technological, engineering and other problems which may arise in connection with our manufacturing processes. These problems may include production volumes and yields, quality assurance, adequate and timely supply of high quality materials and components and shortages of qualified management and other personnel. In addition, we may elect to have some of our products manufactured by third parties. If we outsource the manufacture of our products, we will face risks with respect to quality assurance, cost and the absence of close engineering support.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to customers, make up a large portion of our revenues. For example, one customer, ABB Ltd., provided 24% and 21% of our revenue in the first quarter of 2005 and 2004, respectively. Our ability to make sales to OEM customers depends on our ability to compete effectively, primarily on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products of our OEM customers. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it could prevent us from achieving our sales targets and negatively impact our market share. Our OEM customers typically require a long development and engineering process before incorporating our products and services into their systems and products. This period of time is in addition to the time we spend on basic research and product development. As a result, we are vulnerable to changes in technology or end user preferences.

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

Our growth and success will be dependent to a substantial extent on our reputation. Since we anticipate licensing our technology to others, our reputation may be affected by the performance of the companies to which we license our technology. Our licenses may grant exclusivity with respect to certain uses or geographic areas. For example, we granted an exclusive license to YEC to manufacture and sell our BOOSTCAP® products in China and to sell to other mutually agreed customers elsewhere in Asia. As a result, we will be wholly dependent on the success of the licensee for success with respect to any exclusive use or geographical area. We cannot assure you that we will be successful in granting our licenses to those who are likely to succeed. In addition, license agreements with foreign companies may be subject to additional risks, such as exchange rate fluctuations, political instability or weaknesses in the local economy. Certain provisions of the license agreements that benefit us may be subject to restrictions in foreign laws that limit our ability to enforce those contractual provisions. In addition, it may be more difficult to register and protect our proprietary rights in certain foreign countries. Our failure to obtain suitable licensees of our technology or the failure of our licensees to achieve our manufacturing or quality control standards or otherwise meet our expectations could have a material adverse effect on our business, financial condition and results of operations.

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

A government audit of one of our businesses sold in 2001 could result in charges to our earnings and have a negative effect on our cash position. Further, a government audit of a contract entered into in 1995 by our Microelectronics business is in progress. We are unable to determine if additional audits of our current operating segments, divested businesses or discontinued operations will occur.

A contract, not assumed by the acquirers of our former defense contract business, entered into in 1990 and completed in the late 1990s is currently being audited by the Defense Department’s auditing services. We have submitted documentation supporting approximately $550,000 of costs charged to the contract. We believe that such costs were properly charged.

There can be no assurance that the Defense Department’s auditing services will accept the documentation submitted and that the matters will be resolved in our favor.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time and could have a material adverse impact on our financial results. We have not entered into or invested in any instruments that are subject to market risk, except as follows:

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses as well as loans. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. We do not hedge our currency exposures.

Interest Rate Risk

At March 31, 2005, we had approximately $2.6 million or 3.15 million Swiss Franc denominated term debt, of which approximately $1.9 million is classified as long-term debt. The carrying value of these borrowings approximates fair value due to the short maturity dates of these instruments. We do not anticipate significant interest rate swings in the near future; however, the exchange loss or gain may significantly affect our balance sheet or statement of operations. A 10% increase in the interest rate on our debt would not have a material effect on our related interest expense.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2005, third parties manage approximately $8.0 million of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks. A 10% increase in the interest rate on our marketable securities would not have a material effect on our related interest income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including Richard D. Balanson, our Chief Executive Officer, and David H. Russian, our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, they believe that:

•	We have made progress on our material weakness existing at December 31, 2004 relating to adequate review of our financial close procedures surrounding accrued expenses by increasing our internal accounting staff at our San Diego location from four to five persons, and at our Rossens, Switzerland location from two to three persons. Management intends to increase the San Diego staff by at least one additional person and will continue to monitor the effectiveness of the staffing; and

•	Solely because we have not completed increasing our internal accounting staff which we believe will resolve the material weakness noted above, the Company’s disclosure controls and procedures were not effective as of March 31, 2005.

Changes in Internal Controls over Financial Reporting

As discussed above, we have implemented improvements to our internal controls over financial reporting by increasing our internal accounting staff in both of our locations (San

Diego, California and Rossens, Switzerland). There has not been any other change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to stockholders during the first quarter of 2005.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.37	Firm-Fixed-Price Subcontract Purchase Order dated February 14, 2005 between Registrant and Northrop Grumman Space and Mission Systems Corp. (incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (SEC file no. 001-15477)).

10.38	Purchase Order dated March 9, 2005 between Registrant and United States Advanced Battery Consortium. (incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (SEC file no. 001-15477)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ Richard D. Balanson
Richard D. Balanson President and Chief Executive Officer

Date: May 9, 2005	By:	/s/ David H. Russian
David H. Russian Vice President, Finance, Treasurer, Corporate Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)