Form 10-Q
period 2005-06-30
MAXWELL TECHNOLOGIES INC
filed 2005-08-08
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

The number of shares of the registrant’s Common Stock outstanding as of August 1, 2005 was 16,300,364 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2005

PART I - Financial Information

Item 1.	Financial Statements

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes included thereto in the Annual Report on Form 10-K of Maxwell Technologies, Inc. and its subsidiaries (the “Company”). For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated balance sheet as of December 31, 2004 included herein has been derived from the audited consolidated financial statements as of December 31, 2004, but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of June 30, 2005, and the consolidated results of its operations and cash flows for all periods presented.

Actual results could differ from those estimates and operating results for the three and six months ended June 30, 2005 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2005.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENDSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$7,698	$10,740
Investments in marketable securities	2,714	2,055
Trade and other accounts receivable, net	7,305	6,911
Inventories, net	9,232	8,105
Prepaid expenses and other current assets	913	921

Total current assets	27,862	28,732
Property and equipment, net	10,390	10,892
Other intangible assets, net	1,663	1,891
Goodwill	18,952	21,101
Prepaid pension asset	5,141	5,060
Other non-current assets	—	50

	$64,008	$67,726

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,637	$7,291
Accrued warranty	753	701
Accrued employee compensation	2,311	1,591
Short-term borrowings and current portion of long-term debt	1,738	1,970
Deferred tax liability	407	357
Net liabilities of discontinued operations	674	1,045

Total current liabilities Total current liabilities	15,520	12,955
Deferred tax liability	1,236	1,167
Long-term debt, excluding current portion	538	813
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 15,802 and 15,695 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1,580	1,569
Additional paid-in capital	127,137	126,317
Accumulated deficit	(85,144)	(81,306)
Accumulated other comprehensive income	3,141	6,211

Total stockholders’ equity	46,714	52,791

	$64,008	$67,726

See accompanying notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$11,019	$7,136	$20,804	$17,009
Cost of sales	7,832	5,275	14,828	12,190

Gross profit	3,187	1,861	5,976	4,819
Operating expenses:
Selling, general and administrative	3,235	1,794	6,526	4,561
Research and development	1,759	1,392	3,509	2,610
Amortization of other intangibles	19	19	38	38

Total operating expenses	5,013	3,205	10,073	7,209

Loss from operations	(1,826)	(1,344)	(4,097)	(2,390)
Interest income, net	48	10	87	62
Other income, net	135	6	308	25

Loss from continuing operations before income taxes	(1,643)	(1,328)	(3,702)	(2,303)
Income tax provision	45	64	189	64

Loss from continuing operations	(1,688)	(1,392)	(3,891)	(2,367)
Income from discontinued operations, net of tax	15	397	52	787

Net loss	$(1,673)	$(995)	$(3,839)	$(1,580)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.11)	$(0.10)	$(0.25)	$(0.16)
Income from discontinued operations, net of tax	—	0.03	—	0.05

Net loss per share	$(0.11)	$(0.07)	$(0.25)	$(0.11)

Shares used in computing basic and diluted net loss per share	15,781	14,455	15,749	14,416

See accompanying notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Loss from continuing operations	$(3,891)	$(2,367)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,975	1,665
Loss (gain) on sale of property and equipment	33	(81)
Provision for losses on accounts receivable	98	34
Changes in operating assets and liabilities:
Trade and other accounts receivable	(939)	(1,056)
Inventories	(1,575)	(994)
Prepaid expenses and other assets	(160)	722
Deferred income taxes	78	62
Accounts payable and accrued liabilities	2,834	(1,408)
Accrued employee compensation	801	191

Net cash used in operating activities	(746)	(3,232)

Investing activities:
Purchases of property and equipment	(2,021)	(1,772)
Proceeds from sale of property and equipment	—	17
Redemptions of marketable securities	2,935	376
Purchases of marketable securities	(3,543)	(151)

Net cash used in investing activities	(2,629)	(1,530)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(1,885)	(921)
Proceeds from long-term and short-term borrowings	1,691	1,473
Proceeds from issuance of company stock	831	844

Net cash provided by financing activities	637	1,396

Decrease in cash and cash equivalents from continuing operations	(2,738)	(3,366)
Net cash (used in) provided by discontinued operations	(267)	470
Effect of exchange rate changes on cash and cash equivalents	(37)	(41)

Decrease in cash and cash equivalents	(3,042)	(2,937)
Cash and cash equivalents, beginning of period	10,740	9,784

Cash and cash equivalents, end of period	$7,698	$6,847

See accompanying notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Unless the context otherwise requires, all references to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our Swiss Subsidiary, Maxwell Technologies, SA, all references to “Electronic Components Group” refer to our former subsidiary, Maxwell Electronic Components Group, Inc., which has been merged into Maxwell; all references to “I-Bus/Phoenix” refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to “PurePulse” refer to our non-operating subsidiary, PurePulse Technologies, Inc.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of Maxwell Technologies, Inc. for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S.- GAAP), in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

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

The preparation of the financial statements in conformity with U.S.- GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets, the estimation of loss contracts, the incurrence of losses on warranty costs and vacant leased facilities, and the valuation of deferred tax assets. We have net deferred tax assets before our valuation allowance, which are still available for us to use in the future to offset taxable income. The markets for most of the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, the number of competitors continues to increase and price competition is intense with significant price erosion generally occurring over the life of a product. As a result of these issues and other factors, including those discussed in the section entitled “Risk Factors” below, actual results could differ from the estimates used by management.

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company’s fiscal quarters end on the last day of the calendar month on March 31, June 30, September 30, and December 31.

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Such revenue is typically recognized when title passes to the customer as products are shipped for the US operations and either as products are shipped or as products are received by the customer for the Swiss operations, depending on shipping terms. This method has been consistently applied from period to period. License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. In general, we do not offer discounts and there is no right of return. We do not provide installation services or incur-post-sale obligations other than product warranty, which is accrued for at the time of sale. We also derive revenue on a percentage of completion basis for a product development contract. Those revenues, including estimated profits, are recognized as costs are incurred and include provisions for any anticipated losses.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator
Basic:
Loss from continuing operations	$(1,688)	$(1,392)	$(3,891)	$(2,367)
Income from discontinued operations, net of tax	15	397	52	787

Net loss	$(1,673)	$(995)	$(3,839)	$(1,580)

Denominator
Basic:
Weighted average shares outstanding	15,781	14,455	15,749	14,416
Diluted:
Effect of dilutive securities:
Common stock options	—	—	—	—

Total weighted average common and potential common shares outstanding	15,781	14,455	15,749	14,416

Basic and diluted net loss per share:
Loss from continuing operations	$(0.11)	$(0.10)	$(0.25)	$(0.16)
Income from discontinued operations, net of tax	—	0.03	—	0.05

Basic and diluted net loss per share	$(0.11)	$(0.07)	$(0.25)	$(0.11)

For the three and six-month periods ended June 30, 2005 and 2004, incremental equivalent shares under common stock options of 316,491 and 143,561 for 2005, and 1,172,348 and 975,498 for 2004, respectively, were not included in the computation of diluted net loss per share as their impact would have been anti-dilutive.

Stock Option Plans

The Company has adopted the disclosure only provisions of Statement No. 123 of the Financial Accounting Standards Board (“FASB”), Accounting for Stock-Based Compensation (“Statement No. 123”) as amended by Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock Based Compensation – Transitions and Disclosure. In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted in the periods ended June 30, 2005 and 2004. If the Company had elected to recognize compensation cost based on the fair value method prescribed by Statement No. 123, the

Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(1,673)	$(995)	$(3,839)	$(1,580)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(278)	49	(637)	(2,844)

Pro forma net loss	$(1,951)	$(946)	$(4,476)	$(4,424)

Net loss per share:
Basic and diluted-as reported	$(0.11)	$(0.07)	$(0.25)	$(0.11)

Basic and diluted-pro forma	$(0.12)	$(0.07)	$(0.28)	$(0.31)

At the Annual Meeting of Stockholders on May 5, 2005, the Board of Directors approved the 2005 Omnibus Equity Incentive Stock Plan (“The Plan”). The Plan has reserved 750,000 shares for issuance of stock options, restricted stock, stock appreciation rights, performance awards, and other stock awards.

The pro forma adjustments shown above are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows:

	Risk- Free Interest Rates	Dividend Yields	Volatility Factors	Weighted- Average Expected Life
Three Months Ended
June 30, 2005	3.9%	—	60%	4 Years
June 30, 2004	3.3%	—	54%	5 Years
Six Months Ended
June 30, 2005	3.9%	—	60%	4 Years
June 30, 2004	3.5%	—	57%	5 Years

Effective Date of SFAS No. 123R

On April 15, 2005, the Securities and Exchange Commission (“SEC”) issued a final rule on the effective dates for application of SFAS No. 123R, Share-Based Payment. SFAS No. 123R is effective beginning with the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. Presently, the Company has elected to adopt this statement effective January 1, 2006.

Note 3 – Balance Sheet Details

Inventories

Inventories are accounted for at the lower of cost or market on the first-in, first-out basis and consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Inventories:
Raw material and purchased parts	$6,100	$5,454
Work-in-process	3,032	1,574
Finished goods	3,549	5,104
Inventory reserve	(3,449)	(4,027)

	$9,232	$8,105

Other Intangible Assets

Other Intangible Assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of June 30, 2005:
Developed core technology	$1,100	$(370)	$153	$883
Patents	988	(208)	—	780

	$2,088	$(578)	$153	$1,663

Goodwill

The change in the carrying amount of goodwill from December 31, 2004 to June 30, 2005 is as follows (in thousands):

Balance at December 31, 2004	$21,101
Foreign currency translation adjustments	(2,149)

Balance at June 30, 2005	$18,952

Warranty Reserve

We generally provide a warranty to our customers for one to two years in the normal course of business. We accrue for the estimated warranty costs at the time of recognizing revenue. The estimated warranty liability is calculated based on historical warranty costs and the historical time frame such costs are incurred plus any known warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the six months ended June 30, 2005 and year ended December 31, 2004, respectively (in thousands):

	June 30, 2005	December 31, 2004
Accrued Warranty:
Beginning balance	$701	$1,262
New product warranties	307	489
Settlement of warranties	(35)	(746)
Other changes/adjustments to warranties	(220)	(304)

Ending balance	$753	$701

Note 4 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(1,673)	$(995)	$(3,839)	$(1,580)
Foreign currency translation adjustments	(1,598)	281	(3,066)	(545)
Unrealized loss on securities	(3)	(8)	(4)	(7)

Comprehensive Loss	$(3,274)	$(722)	$(6,909)	$(2,132)

Note 5 – Discontinued Operations

As part of a sale of the Company’s defense contracting business in 2001, the Company retained certain leases and lease obligations expiring in 2006. As of June 30, 2005, the net lease obligations are $408,000, of which $341,000 has been reserved. The owner of the vacant facility is actively marketing the property for sale or lease. Additional reserves may be required if these marketing activities do not result in a sale or lease before the end of 2005.

In September 2002, the Company decided to suspend the operations of its PurePulse Technologies, Inc. subsidiary. PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals. The Company continues to preserve its intellectual property and certain other technology assets for a possible future sale of such assets.

In December 2003, the Company’s Maxwell Technologies, SA subsidiary sold all fixed assets, substantially all inventory except work in process inventory, and all warranty and employee agreement obligations of its Metar Winding Equipment business segment located in Matran, Switzerland to Metar SA, a new company whose principal stockholder is a former CEO of Montena SA. From January to June of 2004, the new Metar company completed certain work in progress related to customer orders received by Maxwell Technologies, SA before the date of sale. The Company concluded its continuing involvement in the Metar Winding Equipment business in the second quarter of 2004 with shipment of the final Metar product order owned by the Company. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations related to the Winding

Equipment business, which was recorded as continuing operations through the first quarter of 2004, have been reflected as discontinued operations.

Operating results of the discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations. The businesses included in discontinued operations had no sales in the quarter and six-month period ended June 30, 2005, and sales aggregating $419,000 and $1.0 million in the quarter and six-month period ended June 30, 2004, respectively. These amounts are not included in net sales revenue in the accompanying consolidated statements of operations.

Note 6 – Related Parties

We transact business with one company considered to be a related party. Our Swiss subsidiary, Maxwell SA, leases its facility from Montena SA, which owns approximately 16% of the Company’s stock. Mr. Jose Cortes is the CEO of Montena SA and is a member of the Maxwell Technologies, Inc. board of directors. The amount of lease payments paid to Montena SA during the quarters ended June 30, 2005 and 2004 were $198,000 and $193,000, respectively, and during the six-month periods ended June 30, 2005 and 2004 were $414,000 and $386,000, respectively.

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

Note 8 – Short-Term and Long-Term Borrowings

In March 2005, we renewed our $3.0 million U.S. credit line on substantially the same terms as the prior credit line. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement requires us to maintain a minimum tangible net worth of $20.5 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. As of June 30, 2005, none of the U.S. credit line was drawn.

Maxwell SA, our Swiss subsidiary, has a 2.0 million Swiss Francs (approximately $1.6 million as of June 30, 2005) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.52%. Borrowings under the credit agreement are secured by the assets of Maxwell SA. As of June 30, 2005, the full amount of the credit line was drawn.

Maxwell SA has a term loan with a maximum draw of 1.15 million Swiss Francs (approximately $900,000 as of June 30, 2005) for financing the acquisition of specific capital equipment. An installment payment of 230,000 Swiss Francs (approximately $179,000 as of June 30, 2005) was made on this term loan on June 1, 2005. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum draw and repaid over one to five years. As of June 30, 2005, the balance on this term loan is 920,000 Swiss Francs (approximately $717,000). The interest rate on the funds borrowed at June 30, 2005 was 4.0%.

Maxwell SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right of return on their advance if the product is not delivered by a specific date. As of June 30, 2005, we had issued guarantees of approximately $50,000 related to these product arrangements, most of which we expect to ship to customers in 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	54	$89	$108	$178
Interest cost	92	124	184	248
Expected return on plan assets	(146)	(236)	(372)	(472)
Net gain amortization	—	—	(1)	—

Net periodic benefit	0	$(23)	$(81)	$(46)

Based on the advice of our actuaries, future gains for the pension plan could be significantly lower due to changing bond yields. As a result of this risk uncertainty, the Company has decided not to accrue estimated pension gains during the three months ended June 30, 2005.

Employer contributions of $71,000 were paid during the three-month period ended June 30, 2005. There were no employer contributions paid in the same period for 2004. Total employer contributions paid during the six months ended June 30, 2005 and 2004 were $143,000 and $146,000, respectively. Additional employer contributions of approximately $146,000 are expected to be paid during the remainder of fiscal 2005.

Note 10 – Contingencies

The Company is the subject of a government audit of a business sold in 2001. A contract, not assumed by the acquirers of the Company’s former defense contract business, entered into in 1990 and completed in the late 1990s is currently being audited by the U.S. Defense Department’s auditing services. The Company has submitted documentation supporting approximately $550,000 of costs charged to the contract. The Company believes such costs were properly charged.

The Defense Department’s auditing services is auditing a contract entered into in 1995 and completed in 1999 by a company purchased by our Microelectronics Group. The Company has requested a release of liability from the prime contractor. There is no assurance such a release will be obtained or the Company will not incur some liability.

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

Note 11 – Stock Activity

During the three and six-month periods ended June 30, 2005, 33,824 and 107,458 shares, respectively, were issued pursuant to the Company’s stock purchase plan and exercises of stock options.

Note 12 – Subsequent Events

On July 14, 2005, the Company sold 488,888 shares of its common stock at $11.25 per share, pursuant to a Prospectus Supplement filed with the Securities and Exchange Commission. This Prospectus Supplement was filed pursuant to Rule 424 (b)(5), (Registration No. 333-118849). The Company received proceeds of approximately $5.4 million (net of offering expenses) and intends to use the proceeds for working capital, purchase of equipment and general corporate purposes. There are no additional funds available under this shelf registration subsequent to this issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our Swiss Subsidiary, Maxwell Technologies, SA, all references to “Electronic Components Group” refer to our former subsidiary, Maxwell Electronic Components Group, Inc., which has been merged into Maxwell; all references to “I-Bus/Phoenix” refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to “PurePulse” refer to our non-operating subsidiary, PurePulse Technologies, Inc.

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report, the words “believe,” “expect,” “anticipate,” and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date of this Quarterly Report. All of these forward-looking statements are based on estimates and assumptions made by our management, which, although believed to be reasonable, are inherently uncertain and difficult to predict; therefore, undue reliance should not be placed upon such statements. Actual results may differ materially and adversely from such statements due to known and unknown factors. The following important factors, among others, could cause our results of operations to be materially and adversely affected in future periods:

•	decline in the domestic and global economies that may delay the development and introduction by our customers of products that incorporate our components and systems;

•	increasing number of competitors and resulting price competition;

•	success in the introduction and marketing of new products into existing and new markets;

•	ability to manufacture existing and new products in volumes demanded by our customers, which may be restricted due to supply of materials or components, and at competitive prices with adequate gross margins;

•	market success of the products into which our products are integrated;

•	ability in growing markets to maintain or increase our market share relative to our competitors;

•	ability to produce our products at quality levels demanded by our customers;

•	ability to invent and protect proprietary technology that creates a compelling value proposition for our customers and differentiates our products from those of our competitors;

•	ability to successfully integrate our businesses with operations of businesses we may acquire;

•	ability to finance the growth of our business with internal resources or through outside financing;

•	impact of currency exchange rates; and

•	availability of qualified staff.

Many of these factors are beyond our control. There can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

Executive Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations first presents an overview of our business and strategic plan followed by a summary of the highlights from the quarter ended June 30, 2005, with a discussion of the different aspects of our business. On pages 17 to 21, we discuss our results of operations for the quarter and six-month periods ended June 30, 2005 compared with the quarter and six-month periods ended June 30, 2004. On pages 21 and 22, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” On pages 23 to 26, we discuss our critical accounting policies, the impact of inflation on our business and new accounting pronouncements impacting the Company. Finally, beginning on page 27, we discuss certain risks related to our business, financial condition and results of operations.

It should be noted in the following discussion and the historical information included therein contain forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment in assessing the collectibility of accounts receivable, the usage and recoverability of inventories and long-lived assets, the estimation of loss contracts, the incurrence of losses on warranty costs and vacant leased facilities and the valuation of deferred tax assets. In addition, our estimation of liquidity for fiscal year 2005 may be significantly different than our actual results. Negative changes in revenues will affect our estimation in cost of sales, research and development, selling, general and administrative and other aspects of our business, including cash flows.

Overview

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.” In 1996, we changed our name to Maxwell Technologies, Inc. presently headquartered in San Diego, California; we are a developer and manufacturer of innovative, cost-effective energy storage and power delivery solutions.

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

During the year ended December 31, 2004, we completed the discontinuance of our Winding Equipment product line segment, which was sold in December 2003, with the shipment of the final product order we were obligated to fulfill. Therefore, the financial statements for the three and six month periods ended June 30, 2004 include the reclassification of the Winding Equipment product line segment to discontinued operations.

Highlights of the Quarter Ended June 30, 2005

We reported a net loss for the three-month period ended June 30, 2005 of approximately $1.7 million, or $0.11 per diluted share, versus a net loss of $995,000, or $0.07 per diluted share, for the three months ended June 30, 2004.

During the three and six months ended June 30, 2005, we continued to focus on developing strategic alliances, introducing new products, reducing product costs, and increasing revenue. Some of these efforts are described below:

•	In February 2005, Northrop Grumman Space Technology (NGST) selected Maxwell’s SCS750 single board computer for spacecraft control and payload data management for the National Polar-orbiting Operational Environmental Satellite System (NPOESS).

•	In March 2005, we received approval from the United States Advanced Battery Consortium (USABC) to commence development of a compact, low-cost, high-performance, 48-volt ultracapacitor-based electrical energy storage module for applications in passenger vehicles.

•	In April 2005, Diehl (Luftfahrt Elektronik GmbH), a leading producer of aerospace systems and controls, selected Maxwell’s BOOSTCAP ultracapacitors to power emergency actuation systems for doors and evacuation slides in passenger aircraft, including the new Airbus 380 jumbo jet.

•	In May 2005, Maxwell completed automation of its production facility for CONDIS high-voltage (HV) capacitor products, which are key components in circuit breakers and voltage transformers used in the transport and distribution of electrical energy in electric utility grids and other high-voltage installations worldwide.

Results of Operations

Quarter Ended June 30, 2005 Compared with Same Period for June 30, 2004

Net Revenues

Net revenues for the quarter ended June 30, 2005 were approximately $11.0 million compared with $7.1 million for the quarter ended June 30, 2004. This represents an increase of $3.9 million, or 54%. The increase in revenue is primarily attributable to increases in sales revenue of ultracapacitors (approximately $2.1 million) and high voltage capacitors and microelectronics products (approximately $1.8 million). Increased ultracapacitor revenue was driven by demand from the windmill and public transportation markets. High voltage demand was driven by markets in China. Microelectronics revenue increases were primarily attributable to the NPOESS contract awarded in the first quarter of 2005.

Gross Profit

For the quarters ended June 30, 2005 and 2004, gross profit was approximately $3.2 million and $1.9 million, which represented 29% and 26% of revenue, respectively. Gross profit as a percentage of revenue was favorably impacted by increased sales in all three product lines as fixed manufacturing costs are spread over more units.

Total Operating Expenses

Total operating expenses were approximately $5.0 million for the three months ended June 30, 2005, compared with approximately $3.2 million for the same period in 2004. Operating expenses, as a percentage of revenue, for the three months ended June 30, 2005 and 2004 were 45%. The increase in operating expenses is explained as follows:

Operating Expenses— Quarter Ended June 30, 2005 vs. June 30, 2004

(in thousands)

	Q2-2005	Change Increase	Q2-2004
Selling, general and administrative	$3,235	80%	$1,794
Percentage of net revenues	29%		25%
Research and development	$1,759	26%	$1,392
Percentage of net revenues	16%		20%
Intangible Assets Amortization	$19	0%	$19

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expense as a percentage of net revenues increased to 29% for the three months ended June 30, 2005 from 25% for the three months ended June 30, 2004. The increase of $1.4 million primarily relates to increased audit fees, additional accounting staff in both locations, and reinstatement of a 30% voluntary reduction in executive pay in 2004 resulting in increased SG&A costs in 2005 when compared to 2004.

Research & Development (R&D) Expense

As a percentage of revenue, R&D expense was 16% for the three months ended June 30, 2005 compared with 20% for the same period in 2004, as a result of the increase in net revenues. The 26% increase of $367,000 in the R&D expense in 2005 as compared to 2004 relates primarily to increased costs associated with additional staff to support our NGST and USABC projects.

Loss From Continuing Operations Before Income Taxes

The loss from continuing operations before income taxes increased to approximately $1.6 million, or 15% of net revenues for the three months ended June 30, 2005 compared with $1.3 million, or 19% of net revenues for the same period in 2004. The increase is primarily related to the increases in operating expenses, as discussed above.

Provision For Income Taxes

We recorded a provision for income taxes of $45,000 for the three months ended June 30, 2005 compared with a provision of $64,000 for the same period ended June 30, 2004.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the

United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Six Months Ended June 30, 2005 Compared to Same Period for June 30, 2004

Net Revenues

Net revenues for the six months ended June 30, 2005 were $ 20.8 million as compared with $17.0 million for the same period in 2004. This represents an increase of $3.8 million, or 22%. The increase in revenue is primarily attributable to increases in sales of ultracapacitors of approximately $2.1 million, and of $2.7 million of high voltage capacitors and microelectronics products, partially offset by a reduction in Power Systems Products of $1.0 million. The revenue for the six months ended June 30, 2004 included the final $1.0 million payment in license fees received from YEC in exchange for the right to manufacture our BOOSTCAP ultracapacitors in China.

Included in the six months ended June 30, 2005 revenue was approximately $1.8 million from two contracts recently awarded to us. One is a development program for USABC, and the other is a fixed fee contract where revenue is being recognized under the percentage of completion method of accounting.

Gross Profit

For the six months ended June 30, 2005 and 2004, gross profit was approximately $6.0 million and $4.8 million, respectively, which represented 29% and 28% of revenue, respectively. We recorded reserves of approximately $572,000 and $500,000 in the six months ended June 30, 2005 and 2004, respectively, for ultracapacitor orders received that were priced below our current product cost. The improvement in gross profit margin is primarily attributable to increases in sales for the six months ended June 30, 2005.

Total Operating Expenses

Total operating expenses were approximately $10.1 million for the six months ended June 30, 2005, compared with approximately $7.2 million for the same period in 2004. Operating expenses for the six months ended June 30, 2005 were approximately 48% of revenue compared with 42% of revenue for the same period in 2004. The increase in operating expenses is explained as follows.

Operating Expenses—Six-Months Ended June 30, 2005 vs. 2004

(in thousands)

	Y-T-D 6/30/05	Change Increase	Y-T-D 6/30/04
Selling, general and administrative	$6,526	43%	$4,561
Percentage of net revenues	31%		27%
Research and development	$3,509	34%	$2,610
Percentage of net revenues	17%		15%
Intangible assets amortization	$38	0%	$38

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were approximately $6.5 million for the six months ended June 30, 2005, compared with $4.6 million for the six months ended June 30, 2004. As a percentage of revenues, SG&A expenses increased to 31% for the six months ended June 30, 2005 from 27% for the same period in 2004. The increase of $2.0 million in 2005 is primarily related to increased audit fees, additional accounting staff in both locations, and reinstatement of a 30% voluntary reduction in executive pay in 2004. Additionally, external sales commissions increased over 2004.

Research & Development (R&D) Expense

Research and development (R&D) expenses were approximately $3.5 million for the six months ended June 30, 2005 as compared with $2.6 million for the same period in 2004. As a percentage of revenue, R&D expense was 17% for the six months ended June 30, 2005 compared with 15% for the same period in 2004. The $900,000 increase in the R&D expense was related primarily to engineering development costs, software license and process costs, and increased staff to support the USABC project.

Loss From Continuing Operations Before Income Taxes

The loss from continuing operations before income taxes increased to $3.7 million, or 18% of revenue for the six months ended June 30, 2005, compared with $2.3 million, or 14% of revenue for the same period in 2004. The increase is primarily related to the increase in operating expenses.

Provision For Income Taxes

We recorded a provision for income taxes of $189,000 for the six months ended June 30, 2005 compared with a provision of $64,000 for the same period ended June 30, 2004. The increase in the tax provision for the six months ended June 30, 2005 is primarily the result of our Swiss subsidiary having profitable operations due to increases in sales revenue. The Company’s Swiss operations tax rates have increased due to the expiration of a tax holiday. The Company has applied to renew the tax holiday. The provision for income taxes based on our Swiss subsidiary’s income cannot be offset by the Company’s consolidated loss from continuing operations.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States Federal taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States Federal taxes paid would not be material.

Discontinued Operations

In December 2003, Maxwell SA (our Swiss subsidiary formerly known as Montena Components Ltd.) sold all of the fixed assets, substantially all inventory, and all warranty and employee agreement obligations of its Winding Equipment business, located in Matran, Switzerland, to Metar SA, a new company formed by the former CEO of Montena Components Ltd and a Metar SA employee. The business was sold for $324,000, and we recognized a loss on disposal, net of tax, of $529,000. The new Metar company completed, during January through June 2004, certain work in progress related to customer orders received by Maxwell SA before the date of sale. We concluded our continuing involvement in the Winding Equipment business in the second quarter of 2004 with the shipment of the final Metar product order we were obligated to fulfill. The results of operations related to the Winding

Equipment business which was reported as continuing operations through the six months ended June 30, 2004 (sales of $1.0 million and cost of sales of $205,000) have been reclassified as discontinued operations.

In March 2001, we sold our Government Systems business for $20.7 million and recorded a gain of $1.1 million, net of a $2.7 million provision mainly related to ongoing lease obligations. As of June 30, 2005 and December 31, 2004, the remaining lease obligation, which expires in April 2006, is $408,000, with a reserve provision of $341,000, and $650,000, with a reserve portion of $608,000, respectively.

Liquidity and Capital Resources

Changes in Cash Flow

During the six months ended June 30, 2005, we used $746,000 of cash in operating activities, as compared with $3.2 million during the same period in 2004. The reduction in the cash used in operating activities for the six months ended June 30, 2005 compared with the same period of the prior year is a result of: an increase in liabilities due to a $1.7 million overpayment offset in part by an increase in the loss from continuing operations of approximately $1.5 million; reduced by an increase in non-cash items such as depreciation and amortization, and provision for losses on accounts receivable; and reduced by an improvement in the net changes in operating assets and liabilities. The $1.7 million customer overpayment was repaid in July 2005, and will have a negative effect in changes in operating assets and liabilities for the quarter ending September 30, 2005.

Investments in marketable securities increased to approximately $2.7 million at June 30, 2005 from approximately $2.1 million at December 31, 2004 as a result of the investment of approximately $3.5 million of existing cash and cash equivalents into marketable securities offset by redemptions of approximately $2.9 million.

Net accounts receivable increased to approximately $7.3 million at June 30, 2005 from approximately $6.9 million at December 31, 2004 due primarily to increased revenues offset partially by improved collections.

Accounts payable and other accrued liabilities were approximately $9.6 million at June 30, 2005 compared with approximately $7.3 million at December 31, 2004. The June 30, 2005 balance includes an approximate $1.7 million customer overpayment.

Liquidity

In March 2005, we renewed our $3.0 million line of credit from a U.S. bank that is available for working capital needs; the line has not been used to date. We also have a line of credit for 2.0 million Swiss Francs (approximately $1.6 million at June 30, 2005) from a Swiss bank for working capital in Switzerland. The line was fully used as of June 30, 2005. We also have a 920,000 Swiss Francs (approximately $717,000 as of June 30, 2005) term loan from a Swiss bank for capital equipment purchases as of June 30, 2005.

We raised approximately $10.1 million, net of offering expenses, in November 2004 from the sale of shares of common stock that were registered pursuant to the shelf registration statement on Form S-3 filed in September 2004.

On July 14, 2005, the Company sold 488,888 shares of its common stock at $11.25 per share pursuant to a Prospectus Supplement filed with the Securities and Exchange Commission (“SEC”), which represented the remaining amount available for sale on the Form S-3 registration statement filed in September 2004. The Company received proceeds of approximately $5.4 million (net of offering expenses) that the Company intends to use for working capital, purchase of equipment and general corporate purposes.

We believe the liquidity provided by the existing cash and cash equivalents and investments in marketable securities, borrowings available under our lines of credit and cash recently raised by the sales of shares of common stock on Form S-3, will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for the next 12 months. However, we may raise additional capital through the issuance of equity, debt or other sources for equipment purchases or general corporate uses in the event business needs or circumstances and market conditions warrant it. Failure to achieve expected cash flows from operating activities or to obtain additional debt or equity investments, if necessary and if available, would have a material adverse effect on us and our projected liquidity at December 31, 2005.

Short-term and Long-term Borrowings

Short-term Borrowings

Maxwell SA, our Swiss subsidiary, has a 2.0 million Swiss Francs (approximately $1.6 million as of June 30, 2005) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.52%. Borrowings under the credit agreement are secured by the assets of Maxwell SA. As of June 30, 2005, the full amount of the credit line was drawn.

Maxwell SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right of return on their advance if the product is not delivered by a specific date. As of June 30, 2005, we had issued guarantees of approximately $50,000 related to these product arrangements, most of which we expect to ship to customers in 2005.

In March 2005, we renewed our $3.0 million U.S. credit line on substantially the same terms as the prior credit line. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement requires us to maintain a minimum tangible net worth of $20.5 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. As of June 30, 2005, none of the U.S. credit line was drawn.

Long-term Borrowings

Maxwell SA has a term loan with a maximum draw of 1.15 million Swiss Francs (approximately $900,000, as of June 30, 2005) for financing the acquisition of specific capital equipment. An installment payment of 230,000 Swiss Francs (approximately $179,000 as of June 30, 2005) was made on this term loan on June 1, 2005. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan has been drawn to the maximum amount and is being repaid in annual installments over five years. As of June 30, 2005 the balance on this term loan is 920,000 Swiss Francs (approximately $717,000). The interest rate on the funds borrowed at June 30, 2005 was 4.0%.

Contractual Obligations

The following table identifies significant contractual obligations outstanding as of June 30, 2005 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$4,912	$1,601	$3,311	$—	$—
Purchase commitments (2)	3,523	3,523	—	—	—
Debt obligations (3)	2,276	1,738	538	—	—

Total	$10,711	$6,862	$3,849	$—	$—

(1)	Operating lease obligations represent building leases for U.S. and Switzerland locations as well as vehicle leases for management personnel at our Switzerland facility.

(2)	Purchase commitments primarily represent the value of non-cancelable purchase orders and an estimate of purchase orders that if cancelled would result in a significant penalty to the Company.

(3)	Debt obligations represent long-term and short-term borrowings and current portion of long-term debt.

Off-Balance Sheet Arrangements

As of June 30, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S.-GAAP. We have used certain assumptions and judgments in the preparation of these financial statements, which assumptions and estimates may potentially affect the reported amounts of assets and liabilities and the disclosure of contingencies as well as reported amounts of revenues and expenses. The following may involve a higher degree of judgment and complexity and, as such, management assumptions and conclusions in these areas may significantly impact the results of operations of the Company.

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Such revenue is typically recognized when title passes to the customer as products are shipped to the customer for the US operations and either as products are shipped or as products are received by the customer for the Swiss operations, depending on shipping terms. This method has been consistently applied from period to period. License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. In general, we do not offer discounts and there is no right of return. We do not provide installation services or incur-post-sale obligations other than product warranty, which is accrued for at the time of recognizing the revenue. We also derive revenue on a percentage of completion basis for a product development contract. Those revenues, including estimated profits, are recognized as costs are incurred and include provisions for any anticipated losses.

Production Costs

In anticipation of an increase in production capacity, expected efficiencies from economies of scale, and a new production line expected to reduce future costs, we have accepted ultracapacitor orders that were priced below our current production costs. These orders are scheduled for shipments at various times through the fourth quarter of 2005. We have estimated production costs for each quarter of 2005 in order to determine the estimated loss to fulfill these commitments at June 30, 2005. These estimates include taking into account the installation, commencing in 2005, of a new ultracapacitor production line in our facility located in Rossens, Switzerland. The new production line will create production efficiencies, thereby reducing production costs. Production efficiencies will be gained as each process of the line is implemented and as production volume increases. Actual production costs during 2005 may differ from our estimates of these efficiencies and/or production volumes and could result in an adverse impact on our results of operations and the recording of additional losses.

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

Remaining Lease Obligation from Discontinued Operations

We have provided an estimate of the liability of Government Systems business associated with a remaining lease obligation, which has been recorded in discontinued operations. In making this estimate, we considered factors such as the commercial real estate market, including our estimate as to how and when we will be able to sub-lease, terminate or buy out the remaining lease obligation. There can be no guarantee that we will be able to conclude this lease obligation for the amount that we have accrued, which could require additional charges.

Excess and Obsolete Inventory

We value inventories at the lower of cost or market on the first-in, first-out basis. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare that with current and committed inventory levels. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. We have recorded significant charges for reserves in recent periods to reflect changes in market conditions. We believe that future events are subject to change and revisions in estimates may have a significant adverse impact on our balance sheet and statement of operations.

Warranty

We generally provide a warranty to our customers for one to two years in the normal course of business. We accrue for the estimated warranty at the time of recognizing revenue based on historical warranty costs and the historical time frame such costs are paid plus any known warranty exposure. We have limited historical experience with some of our products in evaluating the potential liability that could be created by claims under our warranty. If the claims made under such warranty exceed expected levels against which we have reserved, our results of operations and financial condition could be materially adversely affected. Further, warranty periods in other parts of the world are subject to local laws which may impact our future reserves.

Long-Lived Assets and Other Intangible Assets

Long-lived assets such as property and equipment and other intangible assets are reviewed for impairment whenever events and changes in business circumstances indicate that the carrying value of the long-lived asset may not be recoverable in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The most significant assumptions in the analysis of impairment involve estimates of future undiscounted cash flows. We use cash flow assumptions consistent with our business plans and consider other relevant information. If we determine the carrying value of the long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived assets exceeds its fair market value. If there are changes in business circumstances or in the key assumptions used in estimating undiscounted cash flows, we may be required to recognize an impairment charge to reduce the carrying value of our long-lived assets.

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

In assessing the implied fair value of goodwill, we have made assumptions regarding estimates of future cash flows and other operating factors. The most significant assumptions in the analysis of impairment involve estimates of revenue and expense forecasts of the reporting unit. If there are changes in business circumstances in the key assumptions used in estimating the fair value of the reporting unit, we may be required to recognize an impairment charge to reduce the carrying value of our goodwill. We cannot state with certainty that we may not incur charges for impairment of goodwill in the future if the fair value of the Company were to decrease due to market conditions or other unanticipated circumstances. Any additional impairment charges will adversely affect our results of operations.

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof as to their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We determined it was appropriate to record a valuation allowance as of June 30, 2005 and December 31, 2004 against our deferred tax assets based on the recent history of losses to amounts that are expected to be more likely than not realizable. The deferred tax assets are still available for us to use in the future to offset taxes on taxable income, which would result in the recognition of a tax benefit and a reduction to our effective tax rate.

Impact of Inflation

We believe inflation has not had a material impact on our results of operations for the quarters ended June 30, 2005 and 2004. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

In May of 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior periods financial statements presented under the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (i.e. prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” This new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. In accordance with the effective date of SFAS No.154, the Company plans to comply with this new standard at the beginning of the Company’s fiscal year in 2006.

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

We have incurred net losses in our last six fiscal years. We cannot assure you that we will become profitable in the foreseeable future, if ever. Even if we do achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period as a result of a number of factors, including but not limited to the following:

•	the amounts invested in developing, manufacturing and marketing our products in any period as compared with the volume of sales of those products in the same period;

•	increasing number of competitors and resulting price competition;

•	fluctuations in demand for our products by our OEM customers;

•	the prices at which we sell our products and services as compared with the prices of our competitors and our product costs;

•	the timing of our product introductions may lag behind those of our competitors;

•	inability to manufacture our products at a cost level that supports adequate gross margins; and

•	any negative impacts resulting from acquisitions we have made or may make.

In addition, we incur significant costs developing and marketing products based on new technologies and, in order to increase our market share, we have and may sell our products at profit margins below those we ultimately expect to achieve and/or we may significantly reduce the prices of our products and services in a particular quarter or quarters. Presently, we have made a strategic decision to accept certain orders to sell products to a limited number of customers at prices below our manufacturing costs. The impact of the foregoing may cause our operating results to be below the expectations of public market analysts and investors, which may result in a decrease in the market value of our common stock.

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

A significant portion of our revenues are dependent on a small number of customers.

We expect that a small number of customers will continue to represent a large portion of our revenues in the future. As a result, if our relationship with any of our customers were disrupted, we would lose a significant portion of our anticipated net revenues. Factors that could influence our relationships with our customers include:

•	our ability to maintain our products at prices that are competitive with those of other competitive suppliers;

•	our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers; and

•	our ability to produce, ship and deliver a sufficient quantity of our products in a timely manner to meet the needs of our customers.

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

If we are not able to produce large quantities of our large cell ultracapacitors in the near future at a significantly lower per unit cost, our large cell ultracapacitors may not be a commercially viable alternative to traditional or other alternative energy storage and power delivery devices. Although we have been selling a BOOSTCAP® large cell ultracapacitor designed for transportation and industrial applications, we have only produced this ultracapacitor in limited quantities and at a relatively high cost as compared with traditional energy storage and power delivery devices. We are currently investing significant resources in improving the cell design for higher performance at lower cost and in automating and scaling up our manufacturing capacity to permit us to produce ultracapacitors in commercial quantities sufficient to meet the needs of our potential customers. Furthermore, we believe, based on discussions with potential customers in the automotive and transportation industry, that our ultracapacitors will not provide a commercially viable solution for our customers’ needs unless we are able to reduce the per unit cost dramatically below our current per unit cost. If we are not successful in the near future in reducing our cost of production and establishing the capability to produce large quantities of ultracapacitors at a reduced cost, we may not be able to generate commercial acceptance of, and sufficient revenue from, this product to recover our significant investment in the development and manufacturing scale-up of this product and our overall business prospects will be significantly impaired.

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

In recent years, we have introduced many of our products into commercial markets and, upon such introductions, we also must demonstrate our capabilities as a reliable supplier of these products. Some of our products are alternatives to established products or provide capabilities that do not presently exist in the marketplace. Our products are sold in highly competitive and rapidly changing markets. The success of our products is significantly affected by their cost, technology standards, performance and reliability and end-user preferences. In addition, the success of our products depends on a number of factors, including our ability to:

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

We recently raised approximately $5.4 million (net of offering expenses) through the sale of our common stock pursuant to a shelf registration statement on Form S-3, however there can be no assurance that any necessary additional financing will be available to us on acceptable terms or at all. If adequate funds are not available when needed, we may be required to change or delay our planned growth, which could result in decreased revenues, profits and a loss of customers. The issuance of additional shares will result in dilution of our current stockholders. Further, if additional financing is accomplished by the issuance of debt, the service cost, or interest, will reduce net income or increase net losses and may also require the issuance of warrants to purchase shares of common stock.

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

We may experience difficulty in manufacturing our products in increased quantities, outsourcing the manufacturing of our products and improving our manufacturing processes. If we are unable to manufacture our products in increased quantities, or if we are unable to outsource the manufacturing of our products or improve our manufacturing processes, we may be unable to increase sales and market share for our products and could also lose existing customers. We have limited experience in manufacturing our products in high volume and, therefore, it may be difficult for us to achieve the following results:

•	increase the quantity of the new products we manufacture while maintaining quality, especially those products that contain new technologies;

•	reduce our manufacturing costs to a level needed to produce adequate profit margins and avoid losses on committed sales agreements currently priced at below our product costs; and

•	design and procure additional automated manufacturing equipment.

It may also be difficult for us to solve management, technological, engineering and other problems, which may arise in connection with our manufacturing processes. These problems may include production volumes and yields, quality assurance, adequate and timely supply of high quality materials and components and shortages of qualified management and other personnel. In addition, we may elect to have some of our products manufactured by third parties. If we outsource the manufacture of our products, we will face risks with respect to quality assurance, cost and the absence of close engineering support.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to customers, make up a large portion of our revenues. For example, one customer, ABB Ltd., accounted for approximately 20% of revenues in the second quarter of 2005. Our ability to make sales to OEM customers depends on our ability to compete effectively, primarily on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products of our OEM customers. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it could prevent us from achieving our sales targets and negatively impact our market share. Our OEM customers typically require a long development and engineering process before incorporating our products and services into their systems and products. This period of time is in addition to the time we spend on basic research and product development. As a result, we are vulnerable to changes in technology or end user preferences.

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

We offer our customers a warranty for our products. Any defects that may occur in our products could, in turn, lead to defects in our customers’ products that incorporate our products. The occurrence of defects in our products could give rise to warranty claims against us or to liability for damages. Such defects could also lead to liability for consequential damages. Defects in our products could, moreover, impair the market’s acceptance of our products. Any of these events could have a material adverse effect on our business and financial condition. We have limited historical experience with some of our products in evaluating the potential liability that could be created by claims under our warranty. If the claims made under such warranty exceed expected levels against which we have reserved, our results of operations and financial condition could be materially adversely affected. Additionally, warranty periods in some international locations are mandated by law. Changes in such laws will affect our warranty reserves.

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

If we are unable to protect our intellectual property adequately, such as in the Peoples Republic of China (PRC), we could lose our competitive advantage in the industry segments in which we do business.

Our success depends on establishing and protecting our intellectual property rights. If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the industry segments in which we do business. Although we try to protect our intellectual property rights through patents, trademarks, copyrights, trade secrets and other measures, these steps may not prevent infringement, misappropriation or other misuse by third parties. We have taken steps to protect our intellectual property rights under the laws of certain foreign countries, but our efforts may not be effective to the extent that foreign laws are not as protective as the laws of the U.S. For example, we have licensed the rights to manufacture and market our patented ultracapacitor technology in the PRC to a company located in the PRC. Patent and other intellectual property rights receive substantially less protections in the PRC than is available in the United States. In addition, we face the possibility that third parties might “reverse engineer” our products to discover how they work and introduce competing products, or that third parties might independently develop products and intellectual property similar to ours.

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

Competing research and patent activity in our product areas is substantial. Conflicting patent and other proprietary rights claims may result in disputes or litigation. Although we do not believe that our products or proprietary rights infringe on third party rights, infringement claims could be asserted against us in the future. Also, we may not be able to stop a third party product from infringing on our proprietary rights without litigation. If we are subject to such claims, or if we are forced to bring such claims, we could face time-consuming, costly litigation that may result in product shipment delays and possible damage payments or injunctions that could prevent us from making, using or selling infringing products. In addition, such litigation could increase our operating expenses and adversely impact our operating results. We may also be required to enter into royalty or licensing agreements on unfavorable terms as part of a judgment or settlement which could have a negative impact on the amount of revenue derived from our products or proprietary rights.

Our ability to enter into successful alliances or other strategic arrangements may affect our success.

Our growth and success will be dependent to a substantial extent on our reputation. Since we anticipate licensing our technology to others, our reputation may be affected by the performance of the companies to which we license our technology. Our licenses may grant exclusivity with respect to certain uses or geographic areas. For example, we granted an exclusive license to YEC to manufacture and sell our BOOSTCAP® products in China and to sell to other mutually agreed customers elsewhere in Asia. As a result, we will be wholly dependent on the success of the licensee for success with respect to any exclusive use or geographical area. As with YEC, we anticipate that future alliances may be with foreign partners or entities. As a result, such future alliances may be subject to the political climate and economies of the foreign countries where such partners reside and operate. We cannot assure you that our alliance partners or other partners will provide us with the support we anticipate, that any of the alliances or other relationships will be successful in developing our technology for use with their intended products, or that any of the alliances or other relationships will be successful in manufacturing and marketing their technologies for such products once developed. Any of our international operations will also be subject to certain external business risks such as exchange rate fluctuations, political instability and a significant weakening of a local economy in which a foreign entity with which we have an affiliation operates or is located. Certain provisions of the alliance agreements that are for our benefit may be subject to restrictions in foreign laws that limit our ability to enforce those contractual provisions. Failure of these alliances to be successful could have a material adverse effect on our business and prospects.

We face risks associated with the marketing, distribution and sale of our products internationally and, if we are unable to manage these risks effectively, it could impair our ability to increase sales.

We derive a significant portion of our revenues from sales to customers located outside the U.S. We expect our international sales to continue to represent a significant and increasing portion of our future revenues. As a result, our business will continue to be subject to certain risks, such as foreign government regulations, export controls, changes in tax laws, tax treaties, tariffs, freight rates and timely and accurate financial reporting from our international subsidiary. Additionally, as a result of our international operations and related revenue generated outside of the U.S., the dollar amount of our current and future revenues, expenses and debt may be materially affected by fluctuations in foreign currency exchange rates.

Similarly, assets or liabilities of our consolidated subsidiary that are not denominated in its functional currency are subject to effects of currency fluctuations, which may affect our reported earnings. If we are unable to manage these risks effectively, it could impair our ability to increase international sales.

We have substantial operations in Switzerland. Since we are relatively inexperienced in managing our international operations, we may be unable to effectively operate and expand our worldwide business and to manage cultural, language and legal differences inherent in international operations. Having substantial international operations also increases the difficulty of managing our financial reporting and internal controls and procedures. In addition, to the extent we are unable to respond to political, economic and other conditions in these countries effectively, our business, results of operations and financial condition could be materially adversely affected. Moreover, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could increase our tax rates.

Two ongoing contract department audits by the Defense Department could result in charges to our earnings and have a negative effect on our cash position and we may be subject to additional future audits.

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

The Defense Department’s auditing service is also auditing a contract entered into in 1995 and completed in 1999 by a company purchased by our Microelectronics group. We have requested a release of liability from the prime contractor. There is no assurance that such a release will be obtained and that we will not incur some liability.

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

These provisions restrict management’s ability to operate our business and could limit our ability to grow and compete. Our credit agreements also require us to maintain our compliance with certain financial covenants and ratios. If we fail to comply with any of such financial covenants or ratios, or otherwise default under our credit agreements, the lenders under such agreements could:

•	accelerate and declare all amounts borrowed to be immediately due and payable, together with accrued and unpaid interest; and

•	terminate their commitments, if any, to make further extensions of credit to us and/or attempt to secure collateral.

In the event that amounts due under our credit agreements are declared immediately payable, we may not have, or be able to obtain, sufficient funds to make such accelerated payments.

If we are unable to retain key personnel, we could lose our technological and competitive advantage in some product areas and business segments.

Since many of our products employ emerging technologies, our success depends upon the continued service of our key technical and senior management personnel. Some of our engineers are the key developers of our products and technologies and are recognized as leaders in their area of expertise. The loss of such engineers could threaten our technological and competitive advantage in some product areas and product lines.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating significant additional expenses and uncertainty for public companies. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, significantly increased general and administrative expenses and diversion of management time to such compliance activities. Our recent efforts to comply with section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations have required a significant effort of the company and its available resources, and resulted in significant cost to us. These efforts are increased because of our substantial international operations. As noted elsewhere in this 10-Q, we are continuing to make progress on our disclosure controls and procedures; however, because we have not completed training of the recent additions to our accounting staff, we do not believe our disclosure controls and procedures were effective as of June 30, 2005.

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

Interest Rate Risk

At June 30, 2005, we had approximately $ 2.3 million or 2.9 million Swiss Franc denominated term debt, of which approximately $538,000 is classified as long-term debt. The carrying value of these borrowings approximates fair value due to the short maturity dates of these instruments. We do not anticipate significant interest rate swings in the near future; however, any exchange loss or gain may significantly affect our balance sheet or statement of operations. A 10% increase in the interest rate on our debt would not have a material effect on our related interest expense.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2005, third parties manage approximately $ 8.0 million of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks. A 10% increase in the interest rate on our marketable securities would not have a material effect on our related interest income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including Richard D. Balanson, our Chief Executive Officer, and David H. Russian, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, they believe that:

•	We have made progress on our material weakness which existed at December 31, 2004 relating to adequate review of our financial closing procedures surrounding accrued expenses by increasing our internal accounting staff at our San Diego location from four to six persons, and at our Rossens, Switzerland location from two to three persons. All but one of these employees were hired during the second quarter and therefore are still learning the Company’s systems and procedures. Management intends to continue to monitor the effectiveness of the staffing.

•	We have implemented a Monitoring Plan to test the effectiveness of our controls for the year 2005. Based on this plan, we started testing on a quarterly basis during 2005 the Company’s business processes and controls identified at December 31, 2004. Testing to date indicates that our controls are functioning.

•	Because we have not completed training of our internal accounting staff, the Company’s disclosure controls and procedures were not effective as of June 30, 2005.

Changes in Internal Controls over Financial Reporting

As discussed above, we have implemented improvements to our internal controls over financial reporting by increasing our internal accounting staff in both of our locations (San Diego, California and Rossens, Switzerland) and by implementing a monitoring plan. There has not been any other change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Annual Meeting of Stockholders of Maxwell Technologies, Inc. was held on May 5, 2005. At the meeting, stockholders elected three Class III directors to serve on the Board of Directors until the 2008 Annual Meeting of Stockholders or until their successors have been duly elected and qualified.

The three directors elected at the meeting were Carlton Eibl, Robert Guyett and Thomas Ringer. The directors whose term of office as a director continued after the meeting are Mark Rossi, Jean Lavigne, José L. Cortes, Ed Caudill and Richard D. Balanson.

The votes cast for the three elected directors were as follows:

VOTES
Name of Director	FOR	WITHHELD
Carl Eibl	13,539,914	625,490
Robert Guyett	13,684,300	481,104
Thomas Ringer	13,568,240	597,164

The stockholders also passed the following resolutions:

1.	Ratification of the appointment of McGladrey & Pullen LLP as the Company’s independent registered accounting firm for the 2005 fiscal year.

2.	Approval of the Maxwell Technologies, Inc. 2004 Employee Stock Purchase Plan.

3.	Approval of the Maxwell Technologies, Inc. 2005 Omnibus Equity Incentive Plan.

For details on the Agenda for the Stockholders’ Annual Meeting, we hereby incorporate by reference the Proxy Statement (Form Type: DEF 14A), filed by the Company on April 4, 2005 with the Securities and Exchange Commission, pursuant to Section 14 (a) of the Securities and Exchange Act of 1934.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.36	Registrant’s Proxy Statement for Annual Stockholders’ Meeting held on May 5, 2005 (Form: DEF 14A, Schedule 14A Information), pursuant to Section 14 (a) of the Securities and Exchange Act of 1934, and filed with the Securities and Exchange Commission on April 4, 2005, is incorporated herein by reference.

10.37	Firm-Fixed-Price Subcontract Purchase Order dated February 14, 2005 between Registrant and Northrop Grumman Space and Mission Systems Corp. (incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (SEC file no. 001-15477)).

10.38	Purchase Order dated March 9, 2005 between Registrant and United States Advanced Battery Consortium. (Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (SEC file no. 001-15477)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2005	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ Richard D. Balanson
Richard D. Balanson
President and Chief Executive Officer

Date: August 8, 2005	By:	/s/ David H. Russian
David H. Russian
Vice President, Finance, Treasurer, Corporate Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)