Form 10-Q
period 2005-09-30
MAXWELL TECHNOLOGIES INC
filed 2005-11-07
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     YES  ☒    NO  ☐

The number of shares of the registrant’s Common Stock outstanding as of October 27, 2005 was 16,540,119 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the three month period ended September 30, 2005

PART I - Financial Information

Item 1.	Financial Statements

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes included thereto in the Annual Report on Form 10-K of Maxwell Technologies, Inc. and its subsidiaries (the “Company”). For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The unaudited consolidated balance sheet as of December 31, 2004 included herein has been derived from the audited consolidated financial statements as of December 31, 2004, but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In the opinion of the Company, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position as of September 30, 2005, and the consolidated results of its operations and cash flows for all periods presented.

Actual results could differ from those estimates and operating results for the three and nine month periods ended September 30, 2005 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2005.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$11,330	$10,740
Investments in marketable securities	474	2,055
Trade and other accounts receivable, net	7,040	6,911
Inventories, net	9,279	8,105
Prepaid expenses and other current assets	835	921

Total current assets	28,958	28,732
Property and equipment, net	10,074	10,892
Other intangible assets, net	1,606	1,891
Goodwill	18,828	21,101
Prepaid pension asset	5,259	5,060
Other non-current assets	—	50

	$64,725	$67,726

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,147	$7,291
Accrued warranty	769	701
Accrued employee compensation	2,221	1,591
Short-term borrowings and current portion of long-term debt	1,725	1,970
Deferred tax liability	249	357
Net liabilities of discontinued operations	702	1,045

Total current liabilities	11,813	12,955
Deferred tax liability	1,189	1,167
Long-term debt, excluding current portion	534	813
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 16,540 and 15,695 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1,654	1,569
Additional paid-in capital	135,583	126,317
Unearned compensation	(2,530)	—
Accumulated deficit	(86,480)	(81,306)
Accumulated other comprehensive income	2,962	6,211

Total stockholders’ equity	51,189	52,791

	$64,725	$67,726

See accompanying notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$12,024	$6,716	$32,828	$23,725
Cost of sales	8,556	5,198	23,384	17,388

Gross profit	3,468	1,518	9,444	6,337
Operating expenses:
Selling, general and administrative	3,117	2,484	9,643	7,045
Research and development	1,760	1,491	5,269	4,101
Amortization of other intangibles	19	19	57	57
Loss on disposal of property and equipment	42	123	42	42

Total operating expenses	4,938	4,117	15,011	11,245

Loss from operations	(1,470)	(2,599)	(5,567)	(4,908)
Interest income (expense), net	45	(11)	132	51
Other income, net	—	93	308	37

Loss from continuing operations before income taxes	(1,425)	(2,517)	(5,127)	(4,820)
Income tax benefit	(197)	(137)	(8)	(73)

Loss from continuing operations	(1,228)	(2,380)	(5,119)	(4,747)
Income (loss) from discontinued operations, net of tax	(107)	(34)	(55)	753

Net loss	$(1,335)	$(2,414)	$(5,174)	$(3,994)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.07)	$(0.17)	$(0.32)	$(0.33)
Income (loss) from discontinued operations, net of tax	(0.01)	—	(0.01)	0.05

Net loss per share	$(0.08)	$(0.17)	$(0.33)	$(0.28)

Shares used in computing basic and diluted net loss per share	16,242	14,461	15,915	14,431

See accompanying notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Loss from continuing operations	$(5,119)	$(4,747)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,854	2,503
Stock based compensation	81	—
Loss on sale of property and equipment	42	42
Provision for losses on accounts receivable	51	223
Changes in operating assets and liabilities:
Trade and other accounts receivable	(680)	(56)
Inventories	(1,616)	(1,561)
Prepaid expenses and other assets	(209)	350
Deferred income taxes	(71)	(74)
Accounts payable and accrued liabilities	(645)	(2,808)
Accrued employee compensation	711	(220)

Net cash used in operating activities	(4,601)	(6,348)

Investing activities:
Purchases of property and equipment	(2,561)	(2,143)
Proceeds from sale of property and equipment	—	17
Redemptions of marketable securities	5,437	1,551
Purchases of marketable securities	(3,806)	(881)

Net cash used in investing activities	(930)	(1,456)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(3,459)	(1,241)
Proceeds from long-term and short-term borrowings	3,274	1,921
Proceeds from issuance of Company stock	6,738	907

Net cash provided by financing activities	6,553	1,587

Increase (decrease) in cash and cash equivalents from continuing operations	1,022	(6,217)
Net cash (used in) provided by discontinued operations	(399)	309
Effect of exchange rate changes on cash and cash equivalents	(33)	(186)

Increase (decrease) in cash and cash equivalents	590	(6,094)
Cash and cash equivalents, beginning of period	10,740	9,784

Cash and cash equivalents, end of period	$11,330	$3,690

See accompanying notes to unaudited condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Business

Maxwell Technologies, Inc. is a Delaware corporation that develops, manufactures, and markets innovative, cost-effective energy storage and power delivery solutions. Our BOOSTCAP® ultracapacitor cells and multi-cell modules and POWERCACHE® backup power systems provide safe and reliable power solutions for applications in consumer electronics and industrial electronics, alternate energy generation, transportation and telecommunications. Our CONDIS® high-voltage grading and coupling capacitors help to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy. Our radiation-mitigated microelectronic products include power modules, memory modules and single board computers that incorporate powerful commercial silicon for superior performance and high reliability in aerospace and space applications.

References to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; references to “Maxwell SA” refer to our Swiss subsidiary, Maxwell Technologies, SA, references to “Electronic Components Group” refer to our former subsidiary, Maxwell Electronic Components Group, Inc., which has been merged into Maxwell; all references to “I-Bus/Phoenix” refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries, and references to “PurePulse” refer to our non-operating subsidiary, PurePulse Technologies, Inc.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows of Maxwell Technologies, Inc. for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. - GAAP), in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K.

The Company’s defense contracting business, which was sold in March 2001, and its PurePulse business, which was discontinued in September 2002, each of which was previously reported as a separate segment, have been classified as discontinued operations in the accompanying condensed consolidated financial statements (Note 5). Our Winding Equipment segment, which was sold in December 2003, and which was recorded as continuing operations through the first three month period of fiscal year 2004, subsequently was reclassified as discontinued operations. As a result of the reclassification of the Winding Equipment business, the Company now operates as a single reportable segment.

The preparation of financial statements in conformity with U.S. - GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates relate to the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets, the impact of loss contracts, potential warranty costs, remaining obligations for vacant leased facilities, and the valuation of deferred tax assets. We have net deferred tax assets before our valuation allowance, which are still available for us to use in the future to offset taxable income. The markets for many of the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, significant price erosion may occur over the life of certain products as the number of competitors continues to increase and price competition becomes intense. As a result of these issues and other factors, including those discussed in the section entitled “Risk Factors” below, actual results could differ from the estimates used by management.

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company’s fiscal quarters end on the last day of the calendar month on March 31, June 30, September 30, and December 31.

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Such revenue is typically recognized, according to the guidelines of Staff Accounting Bulletin Numbers 101 and 104, when title passes to the customer at either shipment from our facilities or receipt by our customer at their facility, depending on shipping terms. This method has been consistently applied from period to period. License revenue is recognized, when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. In general, we do not offer discounts and there is no right of return. We do not provide installation services or incur-post-sale obligations other than product warranty, which is accrued for at the time of sale. We also derive revenue on a percentage of completion basis for a product development contract. Those revenues, including estimated profits, are recognized as costs are incurred and include provisions for any anticipated losses.

Computation of Net Loss per Share

Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and restricted stock awards of the Company, assuming their exercise using the “treasury stock” method.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator
Basic:
Loss from continuing operations	$(1,228)	$(2,380)	$(5,119)	$(4,747)
Income (loss) from discontinued operations, net of tax	(107)	(34)	(55)	753

Net loss	$(1,335)	$(2,414)	$(5,174)	$(3,994)

Denominator
Basic:
Weighted average shares outstanding	16,242	14,461	15,915	14,431
Diluted:
Effect of dilutive securities:
Common stock options and restricted stock awards	—	—	—	—

Total weighted average common and potential common shares outstanding	16,242	14,461	15,915	14,431

Basic and diluted net loss per share:
Loss from continuing operations	$(0.07)	$(0.17)	$(0.32)	$(0.33)
Income from discontinued operations, net of tax	(0.01)	—	(0.01)	0.05

Basic and diluted net loss per share	$(0.08)	$(0.17)	$(0.33)	$(0.28)

For the three and nine month periods ended September 30, 2005 and 2004, incremental equivalent shares under common stock options and restricted stock awards of 1,146,860 and 885,054 for 2005, and 565,373 and 855,178 for 2004, respectively, were not included in the computation of diluted net loss per share as their impact would have been anti-dilutive.

Stock Option Plans

The Company has adopted the disclosure only provisions of Statement No. 123 of the Financial Accounting Standards Board (“FASB”), Accounting for Stock-Based Compensation (“Statement No. 123”) as amended by Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock Based Compensation – Transitions and Disclosure. In accordance with the provisions of Statement No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted in the periods ended September 30, 2005 and 2004. However, $81,000 of compensation expense was recognized for restricted stock awards during the three month period ended September 30, 2005. If the Company had elected to recognize compensation cost based on the fair value method prescribed by Statement No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(1,335)	$(2,414)	$(5,174)	$(3,994)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(296)	(768)	(933)	(2,437)

Pro forma net loss	$(1,631)	$(3,182)	$(6,117)	$(6,431)

Net loss per share:
Basic and diluted-as reported	$(0.08)	$(0.17)	$(0.33)	$(0.28)

Basic and diluted-pro forma	$(0.10)	$(0.22)	$(0.38)	$(0.45)

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

The pro forma adjustments shown above are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows:

	Risk- Free Interest Rates	Dividend Yields	Volatility Factors	Weighted- Average Expected Life
Three Months Ended
September 30, 2005	4.3%	—	57%	4 years
September 30, 2004	3.6%	—	56%	5 years
Nine Months Ended
September 30, 2005	4.2%	—	57%	4 years
September 30, 2004	3.4%	—	56%	5 years

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

Note 3 – Balance Sheet Details

Inventories

Inventories are accounted for at the lower of cost or market on the first-in, first-out basis and consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Inventories:
Raw material and purchased parts	$6,674	$5,454
Work-in-process	2,156	1,574
Finished goods	3,977	5,104
Inventory reserve	(3,528)	(4,027)

	$9,279	$8,105

Other Intangible Assets

Other Intangible Assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of September 30, 2005:
Developed core technology	$1,100	$(402)	$147	$845
Patents	988	(227)	—	761

	$2,088	$(629)	$147	$1,606

Goodwill

The change in the carrying amount of goodwill from December 31, 2004 to September 30, 2005 is as follows (in thousands):

Balance at December 31, 2004	$21,101
Foreign currency translation adjustments	(2,273)

Balance at September 30, 2005	$18,828

Warranty Reserve

We generally provide a warranty to our customers for one to two years in the normal course of business. We accrue for the estimated warranty costs at the time of recognizing revenue. The estimated warranty liability is calculated based on historical warranty costs and the historical time frame such costs are incurred plus any known warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the nine month period ended September 30, 2005 and year ended December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Accrued Warranty:
Beginning balance	$701	$1,262
New product warranties	259	489
Settlement of warranties	(134)	(746)
Other changes/adjustments to warranties	(57)	(304)

Ending balance	$769	$701

Note 4 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(1,335)	$(2,414)	$(5,174)	$(3,994)
Foreign currency translation adjustments	(184)	107	(3,250)	(438)
Unrealized gain (loss) on securities	5	6	1	(1)

Comprehensive Loss	$(1,514)	$(2,301)	$(8,423)	$(4,433)

Note 5 – Discontinued Operations

As part of a sale of the Company’s defense contracting business in 2001, the Company retained certain leases and lease obligations that will expire in 2006. As of September 30, 2005, net remaining lease obligations are $286,000, all of which has been reserved as it appears more likely than not the facility will remain vacant even though the owner continues to market the property. Additional liabilities of $123,000, which are included in the $286,000 reserve, were recognized for the three month period ended September 30, 2005.

In September 2002, the Company suspended the operations of its PurePulse Technologies, Inc. subsidiary. PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues. The Company continues to preserve its intellectual property and certain other technology assets for a possible future sale of such assets.

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

Operating results of the discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations. The businesses included in discontinued operations had $40,000 of royalty income in the three month period ended September 30, 2005 and no sales in the three month period ended September 30, 2004. Royalty income and product sales for the nine month periods ended September 30, 2005 and 2004 were $40,000 and $1.0 million, respectively. These amounts are included in discontinued operations in the accompanying consolidated statements of operations.

Note 6 – Related Parties

We transact business with one company considered to be a related party. Our Swiss subsidiary, Maxwell SA, leases its facility from Montena SA, which owns approximately 16% of the Company’s stock. Mr. Jose Cortes is the CEO of Montena SA and is a member of the Maxwell Technologies, Inc. board of directors. The amount of lease payments paid to Montena SA during the three month periods ended September 30, 2005 and 2004 were $197,000 and $194,000, respectively, and during the nine month periods ended September 30, 2005 and 2004 were $604,000 and $586,000, respectively.

Note 7 – Legal Proceedings

We have been named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf and alleges damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will not materially adversely affect the Company’s consolidated financial position, results of operations or cash flows.

Note 8 – Short-Term and Long-Term Borrowings

In March 2005, we renewed our $3.0 million U.S. credit line on substantially the same terms as the prior credit line. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime rate plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement requires us to maintain a minimum tangible net worth of $23.2 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. As of September 30, 2005, none of the U.S. credit line was drawn.

Maxwell SA, our Swiss subsidiary, has a 2.0 million Swiss Francs (approximately $1.5 million as of September 30, 2005) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.52%. Borrowings under the credit agreement are unsecured. As of September 30, 2005, the full amount of the credit line was drawn.

Maxwell SA, our Swiss subsidiary, has a 1.0 million Swiss Francs (approximately $774,000 as of September 30, 2005) overdraft credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 5.0%. Borrowings under the credit agreement are unsecured. As of September 30, 2005, none of the overdraft credit line was drawn.

Maxwell SA has a term loan with a maximum draw of 1.15 million Swiss Francs (approximately $890,000 as of September 30, 2005) for financing the acquisition of specific capital equipment. An installment payment of 230,000 Swiss Francs (approximately $184,000) was made on this term loan on June 1, 2005. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum draw and repaid over one to five years. As of September 30, 2005, the balance on this term loan was 920,000 Swiss Francs (approximately $712,000). The interest rate on the funds borrowed at September 30, 2005 was 4.0%.

Maxwell SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right of return on their advance if the product is not delivered by a specific date. As of September 30, 2005, there were no issued guarantees related to these product arrangements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$78	$89	$186	$267
Interest cost	132	124	316	372
Expected return on plan assets	(327)	(236)	(699)	(708)
Net loss/gain amortization	(1)	—	(2)	—

Net periodic benefit	$(118)	$(23)	$(199)	$(69)

Employer contributions paid during the three and nine month periods ended September 30, 2005, were $69,000 and $212,000, respectively. Employer contributions paid during the three and nine month periods ended September 30, 2004 were $304,000 and $450,000, respectively. Additional employer contributions of approximately $77,000 are expected to be paid during the remainder of fiscal 2005.

Note 10 – Contingencies

The Company is the subject of a government audit of a business sold in 2001. A contract, not assumed by the acquirers of the Company’s former defense contract business, entered into in 1990 and completed in the late 1990s is currently being audited by the U.S. Defense Department’s auditing services. The Company has submitted documentation supporting approximately $550,000 of costs associated with local and state taxes, which were charged to the contract. The Company believes such costs were properly charged.

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

Note 11 – Stock Activity

During the three and nine month periods ended September 30, 2005, 249,142 and 356,600 shares, respectively, were issued pursuant to the Company’s stock purchase plan, restricted stock awards, and exercises of stock options.

In July 2005, the Company sold 488,888 shares of its common stock at $11.25 per share pursuant to a Prospectus Supplement filed with the Securities and Exchange Commission (“SEC”), which represented the remaining amount available for sale on the Form S-3 registration statement filed in September 2004. The Company received proceeds of approximately $5.4 million (net of offering expenses) that the Company intends to use for working capital, purchase of equipment and general corporate purposes.

The Company’s 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”) provides for the grant of stock based awards, including incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock, and restricted stock unit awards. A total of 750,000 shares have been reserved for issuance under the Incentive Plan, and as of September 30, 2005, 185,000 shares had been issued for restricted stock awards to members of the board of directors and executive management. The restricted stock is subject to certain performance goals and a minimum one-year vesting period. All unvested restricted stock is forfeited upon voluntary termination or termination for cause. The Company has made estimates regarding whether achievement of performance goals is probable or not and when it expects those goals to be achieved. Stock compensation expense is recognized ratably from the date of the award through the estimated date of achievement using variable plan accounting. Based on the fair market value of its common stock at the end of the reporting period, the Company recorded unearned compensation totaling $2.5 million as a component of stockholders’ equity, in connection with the restricted stock awards. The Company recognized compensation expense of $81,000 in the three and nine month periods ended September 30, 2005 related to the restricted stock awards.

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

Executive Summary

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations first presents an overview of our business and strategic plan followed by a summary of the highlights from the three month period ended September 30, 2005, with a discussion of the different aspects of our business. On pages 14 to 17, we discuss our results of operations for the three and nine month periods ended September 30, 2005 compared with the three and nine month periods ended September 30, 2004. On pages 17 and 18, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” On pages 19 to 21, we discuss our critical accounting policies, the impact of inflation on our business and new accounting pronouncements impacting the Company. Finally, beginning on page 22, we discuss certain risks related to our business, financial condition and results of operations.

It should be noted the following discussion and the historical information included therein contain forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment in assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets, the estimation of loss contracts, the incurrence of losses on warranty costs and vacant leased facilities and the valuation of deferred tax assets. In addition, our estimation of liquidity for fiscal year 2005 may be significantly different than our actual results. Negative changes in revenues will affect our estimation in cost of sales, research and development, selling, general and administrative and other aspects of our business, including cash flows.

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

Maxwell operates as one business segment called High Reliability, which has two manufacturing locations (San Diego, California and Rossens, Switzerland) and is comprised of three product lines:

•	Ultracapacitors: Our primary product, ultracapacitors, includes our BOOSTCAP® ultracapacitor cells and multi-cell modules and POWERCACHE® backup power systems, which provide highly reliable power solutions for applications in consumer and industrial electronics, alternative energy creation and storage, transportation and telecommunications.

•	High-Voltage Capacitors: Our CONDIS® high-voltage grading and coupling capacitors are used in electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•	Radiation-Mitigated Microelectronic Products: Our RADPAK® radiation-mitigated microelectronic products include power modules, memory modules and single-board computers for applications in the space and satellite industries.

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

During the year ended December 31, 2004, we completed the discontinuance of our Winding Equipment product line segment, which was sold in December 2003, with the shipment of the final product order we were obligated to fulfill. Therefore, the financial statements for the three and nine month periods ended September 30, 2004 include the reclassification of the Winding Equipment product line segment to discontinued operations as required under FASB Statement No. 144.

Highlights of the Three Month Period Ended September 30, 2005

We realized sequential revenue growth of 9% over our prior quarter, which was driven by double-digit growth in Ultracapacitor and High Voltage product lines. We reported a net loss for the three month period ended September 30, 2005 of approximately $1.3 million, or $.08 per diluted share, versus a net loss of $2.4 million, or $0.17 per diluted share, for the three month period ended September 30, 2004.

During the three and nine month periods ended September 30, 2005, we continued to focus on developing strategic alliances, introducing new products, reducing product costs, and increasing revenue. Some of these efforts are described below:

•	In February 2005, Northrop Grumman Space Technology (NGST) selected Maxwell’s SCS750 single board computer for spacecraft control and payload data management for the National Polar-orbiting Operational Environmental Satellite System (NPOESS). We began hardware deliveries during the three month period ended September 30, 2005.

•	In March 2005, we received approval from the United States Advanced Battery Consortium (USABC) to commence development of a compact, low-cost, high-performance, 48-volt ultracapacitor-based electrical energy storage module for applications in passenger vehicles.

•	In April 2005, Diehl (Luftfahrt Elektronik GmbH), a leading producer of aerospace systems and controls, selected Maxwell’s BOOSTCAP® ultracapacitors to power emergency actuation systems for doors and evacuation slides in passenger aircraft, including the new Airbus 380 jumbo jet.

•	In July 2005, Maxwell raised approximately $5.4 million through the sale of common stock pursuant to a previously filed shelf registration statement.

•	In July 2005, Maxwell announced that Orbital Sciences Corp. has selected Maxwell’s SCS750 single board computer (SBC) to manage payload data for NASA’s Glory earth science mission. Glory is a three year mission that will investigate the composition of greenhouse gasses and the effect of solar radiation on the earth’s environment.

•	In August 2005, Maxwell announced that its Microelectronics unit has been certified to the stringent AS9100 quality assurance standard for suppliers to the aerospace industry. This certification was granted after an extensive audit of Maxwell’s Microelectronics unit verified that it meets aerospace industry-specific quality assurance standards for design, development, production, installation and servicing.

•	In September 2005, Maxwell announced that it has unveiled a compact, fully integrated, 48-volt multi-cell BOOSTCAP® ultracapacitor module to ease integration for heavy-duty transportation and industrial applications.

•	In October 2005, Maxwell announced that its BCAP0350 “D cell” ultracapacitor cells and multi-cell packs and modules have successfully completed Underwriters Laboratories’ (UL) recognition process, qualifying them to bear the UL Recognized Component Mark.

Results of Operations

Three Month Period Ended September 30, 2005 Compared with Same Period for September 30, 2004

Revenues

Revenues for the three month period ended September 30, 2005 were approximately $12.0 million compared with $6.7 million for the three month period ended September 30, 2004. This represents an increase of $5.3 million, or 79%. The increase in revenue is primarily attributable to increases in sales of ultracapacitors (approximately $2.4 million) and high voltage capacitors and microelectronics products (approximately $2.9 million). Increased ultracapacitor revenue was driven by demand from the windmill and public transportation markets. High voltage demand was driven by customers and markets in China. Microelectronics revenue increases were primarily attributable to the NPOESS contract awarded in the first quarter of 2005.

Gross Profit

For the three month periods ended September 30, 2005 and 2004, gross profit was approximately $3.5 million and $1.5 million, which represented 29% and 23% of revenue, respectively. Gross profit was favorably impacted by increased revenue for all three product lines as fixed manufacturing costs were spread over more units, increased focus on core product lines and improved manufacturing efficiencies.

Operating Expenses

Total Operating Expenses

Total operating expenses were approximately $4.9 million for the three month period ended September 30, 2005, compared with approximately $4.1 million for the same period in 2004. Operating expenses, as a percentage of revenue, for the three month periods ended September 30, 2005 and 2004 were 41% and 61%, respectively. The increase in operating expenses is explained in the selling, general and administrative and research and development sections below.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expense as a percentage of revenues decreased to 26% for the three month period ended September 30, 2005 from 37% for the three month period ended September 30, 2004 as a result of increased revenues. SG&A increased $633,000 for the three month period ended September 30, 2005 compared with the three month period ended September 30, 2004. The increase was primarily related to audit and SOX fees, additional accounting staff in both locations, and the reinstatement in 2005 of a 30% voluntary reduction in 2004 executive pay. Additionally, the Company recognized compensation expense of $81,000 in the three month period ended September 30, 2005 related to restricted stock awards.

Research & Development (R&D) Expense

As a percentage of revenue, R&D expense was 15% for the three month period ended September 30, 2005 compared with 22% for the same period in 2004, as a result of the increase in revenues. The increase of $269,000 in the R&D expense in 2005 as compared to 2004 relates primarily to increased costs associated with additional staff and expenses to support our unreimbursable efforts associated with the USABC project.

Loss from Continuing Operations before Income Taxes

The loss from continuing operations before income taxes decreased to approximately $1.4 million, or 12% of revenues for the three month period ended September 30, 2005 compared with $2.5 million, or 37% of revenues for the same period in 2004. The reduced loss was primarily related to the increases in revenue and gross profit margin, as discussed above.

Provision for Income Taxes

We recorded an income tax benefit of $197,000 for the three month period ended September 30, 2005 compared with an income tax benefit of $137,000 for the same period in 2004. The income tax benefit recorded in the three month period ended September 30, 2005 related to the extension of a temporary (five year) reduction in the federal tax rate at our Swiss subsidiary.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Nine Month Period Ended September 30, 2005 Compared to Same Period for September 30, 2004

Revenues

Revenues for the nine month period ended September 30, 2005 were $32.8 million compared with $23.7 million for the same period in 2004. This represents an increase of $9.1 million, or 38%. The increase in revenue is attributable to increases in sales of ultracapacitors of approximately $4.5 million, high voltage capacitors and microelectronics products of approximately $5.6 million partially offset by a reduction in Power Systems Products of $1.0 million. The revenue for the nine month period ended September 30, 2004 included the final $1.0 million in license fees from YEC in exchange for the right to manufacture our BOOSTCAP® ultracapacitors in China.

Included in the nine month period ended September 30, 2005 was approximately $2.9 million of revenue from two contracts recently awarded to us. One is a development program from USABC, for an advanced ultracapacitor automotive module and the other is a fixed fee contract for the development and delivery of space computer hardware where revenue is being recognized under the percentage of completion method of accounting.

Gross Profit

For the nine month period ended September 30, 2005 gross profit was approximately $9.4 million, or 29% of revenue, compared with $6.3 million, or 27% of revenue, for the nine month period ended September 30, 2004. The improvement in gross profit is partially offset by reserves of approximately $618,000 and $940,000 in the nine month period ended September 30, 2005 and 2004, respectively, for ultracapacitor orders received that were priced below our current product cost. Additionally, we recorded a reserve of approximately $450,000 in the third quarter of 2004 against our excess small-cell BOOSTCAP® inventories. The improvement in gross profit margin is primarily attributable to increases in sales and ultracapacitor manufacturing efficiencies for the nine month period ended September 30, 2005.

Operating Expenses

Total Operating Expenses

Total operating expenses were approximately $15.0 million for the nine month period ended September 30, 2005, compared with approximately $11.2 million for the same period in 2004. Operating expenses for the nine month period ended September 30, 2005 were approximately 46% of revenue compared with 47% of revenue for the same period in 2004. The increase in operating expenses is explained in the selling, general and administrative and research and development sections below.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses as a percentage of revenues were 29% for the nine month period ended September 30, 2005 compared with 30% for the same period in 2004. SG&A increased $2.6 million for the nine month period ended September 30, 2005 compared with the nine month period ended September 30, 2004. This increase was primarily related to audit and SOX fees, additional accounting staff in both locations, and the reinstatement in 2005 of a 30% voluntary reduction in 2004 executive pay. Additionally, the Company recognized compensation expense of $81,000 in the nine month period ended September 30, 2005 related to restricted stock awards.

Research & Development (R&D) Expense

Research and development (R&D) expenses as a percentage of revenue were 16% for the nine month period ended September 30, 2005 compared with 17% for the same period in 2004. The $1.2 million increase in R&D expenses was related primarily to engineering development costs, software license and process costs, and increased staff to support the unreimbursable efforts associated with the USABC project.

Loss from Continuing Operations before Income Taxes

The loss from continuing operations before income taxes increased to $5.1 million, or 16% of revenue for the nine month period ended September 30, 2005, compared with $4.8 million, or 20% of revenue for the same period in 2004. The increase was primarily related to the increase in operating expenses as discussed above.

Provision for Income Taxes

We recorded an income tax benefit of $8,000 for the nine month period ended September 30, 2005 compared with an income tax benefit of $73,000 for the same period ended September 30, 2004. The income tax benefit for the nine month period ended September 30, 2005 primarily related to the extension of a temporary (five year) reduction in the federal tax rate at our Swiss subsidiary, which required us to adjust our deferred tax liabilities. The reduction in deferred tax liabilities (approximately $204,000) was offset with tax liabilities generated from profitable Swiss operations (approximately $196,000). The Company’s tax rates have been adjusted to reflect the extension of the temporary reduction in the Swiss federal tax rate, which was renewed in September 2005. The provision for income taxes based on our Swiss subsidiary’s income cannot be offset by the Company’s consolidated loss from continuing operations.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States Federal taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States Federal taxes paid would not be material.

Discontinued Operations

In December 2003, Maxwell SA (our Swiss subsidiary formerly known as Montena Components Ltd.) sold all of the fixed assets, substantially all inventory, and all warranty and employee agreement obligations of its Winding Equipment business, located in Matran, Switzerland, to Metar SA, a new company formed by the former CEO of Montena Components Ltd and a Metar SA employee. The business was sold for $324,000, and we recognized a loss on disposal, net of tax, of $529,000. The new Metar company completed, during January through June 2004, certain work in progress related to customer orders received by Maxwell SA before the date of sale. We concluded our continuing involvement in the Winding Equipment business in the second quarter of 2004 with the shipment of the final Metar product order we were obligated to fulfill. The results of operations related to the Winding Equipment business which was reported as continuing operations through the nine month period ended September 30, 2004 (sales of $1.0 million and cost of sales of $205,000) have been reclassified as discontinued operations.

The businesses included in discontinued operations had $40,000 of royalty income in the three month period ended September 30, 2005 and no sales in the three month period ended September 30, 2004. Royalty income and product sales for the nine month periods ended September 30, 2005 and 2004 were $40,000 and $1.0 million, respectively. These amounts are included in discontinued operations in the accompanying consolidated statements of operations.

In March 2001, we sold our Government Systems business for $20.7 million and recorded a gain of $1.1 million, net of a $2.7 million provision mainly related to ongoing lease obligations. As of September 30, 2005 the remaining lease obligation, which expires in April 2006, was $286,000 which was fully reserved. An additional $123,000 reserve, included in the $286,000 reserve balance, was recognized during the three month period ended September 30, 2005. As of December 31, 2004 the remaining lease obligation was $650,000 with a reserve of $608,000.

Liquidity and Capital Resources

Changes in Cash Flow

During the nine month period ended September 30, 2005, we used $4.6 million of cash in operating activities, compared with $6.3 million during the same period in 2004. The reduction in the cash used in operating activities for the nine month period ended September 30, 2005 compared with the same period of the prior year is a result of an increase in liabilities due to deferred revenue for a product development contract and higher revenue volume, offset in part by an increase in the loss from continuing operations of approximately $372,000.

Accounts payable and other accrued liabilities were approximately $6.1 million at September 30, 2005 compared with approximately $7.3 million at December 31, 2004. The decrease is due to lower accrued liabilities for audit and SOX related expenses as well as lower reserves for loss contracts received in 2004 and shipped in 2005.

Investments in marketable securities decreased to approximately $474,000 at September 30, 2005 from approximately $2.1 million at December 31, 2004 as a result of net redemptions of approximately $1.6 million.

The Company purchased approximately $2.6 million and $2.1 million of property and equipment during the nine month periods ended September 30, 2005 and 2004, respectively.

In July 2005, the Company sold 488,888 shares of its common stock at $11.25 per share pursuant to a Prospectus Supplement filed with the Securities and Exchange Commission (“SEC”), which represented the remaining amount available for sale on the Form S-3 registration statement filed in September 2004. The Company received proceeds of approximately $5.4 million (net of offering expenses) that the Company intends to use for working capital, purchase of equipment and general corporate purposes.

Liquidity

In March 2005, we renewed our $3.0 million line of credit from a U.S. bank that is available for working capital needs; the line has not been used to date. We also have a line of credit for 2.0 million Swiss Francs (approximately $1.5 million at September 30, 2005) from a Swiss bank for working capital in Switzerland, which was renewed in August 2005. The line was fully used as of September 30, 2005. We also have a 920,000 Swiss Francs (approximately $712,000 as of September 30, 2005) term loan from a Swiss bank for capital equipment purchases as of September 30, 2005. We have an agreement with another Swiss bank, which allows us to maintain negative bank account balances up to 1.0 million Swiss Francs (approximately $774,000 as of September 30, 2005). We did not maintain any negative bank account balances as of September 30, 2005.

We raised approximately $10.1 million, net of offering expenses, in November 2004 from the sale of shares of common stock that were registered pursuant to the shelf registration statement on Form S-3 filed in September 2004. We raised an additional $5.4 million, net of offering expenses, in July 2005 from the sale of shares of common stock, which represented the remaining amount available for sale on the Form S-3 registration statement.

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

Short-term and Long-term Borrowings

Short-term Borrowings

Maxwell SA, our Swiss subsidiary, has a 2.0 million Swiss Francs (approximately $1.5 million as of September 30, 2005) credit agreement with a Swiss bank, which was renewed in August 2005. Borrowings under the credit agreement bear interest at 2.52%. Borrowings under the credit agreement are unsecured. As of September 30, 2005, the full amount of the credit line was drawn.

We have an agreement with another Swiss bank, which allows us to maintain negative bank account balances up to 1.0 million Swiss Francs (approximately $774,000 as of September 30, 2005). We did not maintain any negative bank account balances as of September 30, 2005.

Maxwell SA requires advances from customers for certain product lines and issues bank guarantees that give the customer the right of return on their advance if the product is not delivered by a specific date. As of September 30, 2005, we had issued no guarantees related to these product arrangements.

In March 2005, we renewed our $3.0 million U.S. credit line on substantially the same terms as the prior credit line. This line is secured by accounts receivable and assets of the Company and bears interest at the bank’s prime rate plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement requires us to maintain a minimum tangible net worth of $23.2 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. As of September 30, 2005, none of the U.S. credit line was drawn.

Long-term Borrowings

Maxwell SA has a term loan with a maximum draw of 1.15 million Swiss Francs (approximately $890,000, as of September 30, 2005) for financing the acquisition of specific capital equipment. An installment payment of 230,000 Swiss Francs (approximately $184,000 as of September 30, 2005) was made on this term loan on June 1, 2005. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan has been drawn to the maximum amount and is being repaid in annual installments over five years. As of September 30, 2005 the balance on this term loan is 920,000 Swiss Francs (approximately $712,000). The interest rate on the funds borrowed at September 30, 2005 was 4.0%.

Contractual Obligations

The following table identifies significant contractual obligations outstanding as of September 30, 2005 (in thousands):

	Payment due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$4,284	$1,534	$2,750	$—	$—
Purchase commitments (2)	9,263	9,125	138	—	—
Debt obligations (3)	2,259	1,725	534	—	—

Total	$15,806	$12,384	$3,422	$—	$—

(1)	Operating lease obligations represent building leases for U.S. and Switzerland locations as well as vehicle leases for management personnel at our Switzerland facility.

(2)	Purchase commitments primarily represent the value of non-cancelable purchase orders and an estimate of purchase orders that if cancelled would result in a significant penalty to the Company.

(3)	Debt obligations represent long-term and short-term borrowings and current portion of long-term debt.

Off-Balance Sheet Arrangements

As of September 30, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Such revenue is typically recognized, according to the guidelines of Staff Accounting Bulletin Numbers 101 and 104, when title passes to the customer at either shipment from our facilities or receipt by our customer at their facility, depending on shipping terms. This method has been consistently applied from period to period. License fee revenue is recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. In general, we do not offer discounts and there is no right of return. We do not provide installation services or incur-post-sale obligations other than product warranty, which is accrued for at the time of recognizing the revenue. We also derive revenue on a percentage of completion basis for a product development contract. Those revenues, including estimated profits, are recognized as costs are incurred and include provisions for any anticipated losses.

Production Costs

In anticipation of an increase in production capacity, expected efficiencies from economies of scale, and a new production line expected to reduce future costs, we have accepted ultracapacitor orders that were priced below our production costs. These orders have shipped at various times throughout the nine months ended September 30, 2005. We have reduced our production costs in the third quarter of 2005 to the point where our production costs are lower than the current selling price. We will be installing a new ultracapacitor production line in our facility located in Rossens, Switzerland. The new production line will create production efficiencies, thereby reducing production costs even further. Production efficiencies will be gained as each process of the line is implemented and as production volume increases. Actual production costs during the remainder of 2005 may differ from our estimates of these efficiencies and/or production volumes and could result in an adverse impact on our results of operations and the recording of additional losses.

Accounts Receivable

We establish and maintain customer credit limits based on references, financial information, credit-worthiness and payment history. Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect anticipated bad debts based on past collection history and any specific risks identified in the portfolio. We determine our bad debt reserve based on an analysis we make to measure our reserve requirements and we establish specific reserves when we recognize the inability of our customer to pay its obligation. If we become aware of increasing negative changes in the financial condition of our customers, or if economic conditions change adversely, we may have to increase the allowance. A significant increase in such allowances could adversely impact our financial condition and results of operations.

Remaining Lease Obligation from Discontinued Operations

We have provided an estimate of the liability of Government Systems business associated with a remaining lease obligation, which has been recorded in discontinued operations. In making this estimate, we considered factors such as the commercial real estate market, including our estimate as to how and when we will be able to sub-lease, terminate or buy out the remaining lease obligation. We expect that our estimated liability will be sufficient to conclude this lease obligation.

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

Warranty

We generally provide a warranty to our customers for one to two years in the normal course of business. We accrue for the estimated warranty at the time of recognizing revenue based on historical warranty costs and the historical time frame such costs are paid plus any known warranty exposure. We have limited historical experience with some of our products in evaluating the potential liability that could be created by claims under our warranty. If the claims made under such warranty exceed expected levels against which we have reserved, our results of operations and financial condition could be materially adversely affected. Further, warranty periods in other parts of the world are subject to local laws, which may impact our future reserves.

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

In assessing the implied fair value of goodwill, we have made assumptions regarding estimates of future cash flows and other operating factors. The most significant assumptions in the analysis of impairment involve estimates of revenue and expense forecasts of the reporting unit. If there are changes in business circumstances in the key assumptions used in estimating the fair value of the reporting unit, we may be required to recognize an impairment charge to reduce the carrying value of our goodwill. We cannot state with certainty that we may not incur charges for impairment of goodwill in the future if the fair value of the Company were to decrease due to market conditions or other unanticipated circumstances. Any additional impairment charges may adversely affect our results of operations.

Valuation Allowance for Deferred Tax Assets

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have had a recent history of operating losses are faced with a difficult burden of proof as to their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We determined it was appropriate to record a valuation allowance as of September 30, 2005 and December 31, 2004 against our deferred tax assets because at this time it is more likely than not that we will not be able to use these benefits based on the recent history of losses. The deferred tax assets are still available for us to use in the future to offset taxes on taxable income, which would result in the recognition of a tax benefit and a reduction to our effective tax rate.

Impact of Inflation

We believe inflation has not had a material impact on our results of operations for the three month periods ended September 30, 2005 and 2004. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R is scheduled to be effective beginning in the first quarter of fiscal 2006. SFAS 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

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

In May of 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior periods financial statements presented under the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (i.e. prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” This new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. In accordance with the effective date of SFAS No.154, the Company plans to adopt this new standard at the beginning of the Company’s fiscal year in 2006.

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

We expect that a small number of customers will continue to represent a large portion of our revenues for the foreseeable future. As a result, if our relationship with any of our customers were disrupted, we would lose a significant portion of our anticipated net revenues. Factors that could influence our relationships with our customers include:

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

We may not be able to develop and market our products successfully, and thus may not be able to achieve or maintain profitability in the future.

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

We believe that in the future we will need a substantial amount of additional capital for a number of purposes, including the following:

•	to meet potential volume production requirements for several of our product lines, in particular our ultracapacitors, which require high-speed automated production lines to achieve targeted customer volume and price requirements;

•	to expand our manufacturing capabilities and develop viable out-source partners and other production alternatives;

•	to fund our continuing expansion into commercial markets and compete effectively in those markets;

•	to develop new technology and cost effective solutions in our business; and

•	to acquire new or complementary businesses, product lines and technologies.

In July 2005, we raised approximately $5.4 million (net of offering expenses) through the sale of our common stock pursuant to a shelf registration statement on Form S-3; however there can be no assurance that any necessary additional financing will be available to us on acceptable terms or at all. If adequate funds are not available when needed, we may be required to change or delay our planned growth, which could result in decreased revenues, profits and a loss of customers. The issuance of additional shares will result in dilution of our current stockholders. Further, if additional financing is accomplished by the issuance of debt, the service cost, or interest, will reduce net income or increase net losses and may also require the issuance of warrants to purchase shares of common stock.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to customers, make up a large portion of our revenues. For example, one customer, ABB Ltd., accounted for approximately 24% of revenues in the third quarter of 2005. Our ability to make sales to OEM customers depends on our ability to compete effectively, primarily on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products of our OEM customers. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it could prevent us from achieving our sales targets and negatively impact our market share. Our OEM customers typically require a long development and engineering process before incorporating our products and services into their systems and products. This period of time is in addition to the time we spend on basic research and product development. As a result, we are vulnerable to changes in technology or end user preferences.

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

We have substantial operations in Switzerland. Having substantial international operations increases the difficulty of managing our financial reporting and internal controls and procedures. In addition, to the extent we are unable to respond to political, economic and other conditions in these countries effectively, our business, results of operations and financial condition could be materially adversely affected. Moreover, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could increase our tax rates.

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

Our performance also depends on our ability to identify, hire, train, retain and motivate qualified personnel, especially key executives, operations staff and highly skilled engineers. The industries in which we compete are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel in a highly competitive employment market. Our employees may terminate their employment with us at any time.

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

Some provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of Maxwell, even if such change in control would be beneficial to our stockholders. We have a staggered board of directors, which means that our directors are divided into three classes. The directors in each class are elected to serve three year terms. Since the three year terms of each class overlap the terms of the other classes of directors, the entire board of directors cannot be replaced in any one year. Furthermore, our certificate of incorporation contains a “fair price provision” which may require a potential acquirer to obtain the consent of our board to any business combination involving Maxwell.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses as well as loans. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. The amount of net exchange rate change on transactions was immaterial in the current and prior periods. We do not hedge our currency exposures.

Interest Rate Risk

At September 30, 2005, we had approximately $2.3 million or 2.9 million Swiss Franc denominated term debt, of which approximately $534,000 is classified as long-term debt. The carrying value of these borrowings approximates fair value due to the short maturity dates of these instruments. We do not anticipate significant interest rate swings in the near future; however, any exchange loss or gain may significantly affect our balance sheet or statement of operations. A 10% increase in the interest rate on our debt would not have a material effect on our related interest expense.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2005, third parties managed approximately $3.3 million of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks. A 10% increase in the interest rate on our marketable securities would not have a material effect on our related interest income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including Richard D. Balanson, our Chief Executive Officer, and Tim T. Hart, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based on this evaluation, they believe that:

•	We have made progress on our material weakness which existed at December 31, 2004 relating to adequate review of our financial closing procedures surrounding accrued expenses by increasing our internal accounting staff at our San Diego location from four to six persons, and at our Rossens, Switzerland location from two to three persons. All but one of these employees were hired during the second quarter and therefore are still learning the Company’s systems and procedures. Management continues to monitor the effectiveness of the staffing, and believes it is adequate at this time.

•	We have implemented a Monitoring Plan to test the effectiveness of our controls for the year 2005. Based on this plan we started testing on a quarterly basis during 2005 the Company’s business processes and controls identified at December 31, 2004. Testing to date indicates that our controls are functioning properly.

•	Because we have not completed the training and integration of our internal accounting staff which we believe will resolve the material weakness noted above, the Company’s disclosure controls and procedures were not effective as of September 30, 2005.

Changes in Internal Controls over Financial Reporting

As discussed above, we have implemented improvements to our internal controls over financial reporting by increasing our internal accounting staff in both of our locations (San Diego, California and Rossens, Switzerland) and by implementing a monitoring plan. There has not been any other change in our internal control over financial reporting that occurred during the three month period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. The Company’s disclosure controls and procedures have been designed to provide reasonable assurance that the controls and procedures will meet their objectives. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.39	Separation agreement dated August 18, 2005 between Registrant and former Chief Financial Officer (incorporated by reference to Registrant’s Form 8-K dated August 19, 2005).

10.40	Employment agreement dated August 19, 2005 between Registrant and current Chief Financial Officer (incorporated by reference to Registrant’s Form 8-K dated August 19, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2005	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ Richard D. Balanson
Richard D. Balanson
President and Chief Executive Officer

Date: November 4, 2005	By:	/s/ Tim T. Hart
Tim T. Hart
Vice President, Finance, Treasurer, Corporate Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)