Form 10-K
period 2005-12-31
MAXWELL TECHNOLOGIES INC
filed 2006-03-16
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.10 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2005 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock on the Nasdaq National Market was $55,405,403.

The number of shares of the registrant’s Common Stock outstanding as of March 8, 2006 was 16,933,196 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MAXWELL TECHNOLOGIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2005

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this document and incorporated herein by reference discuss our plans and strategies for our business or make other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “may,” “could,” “will,” “continue,” “seek,” “should,” “would” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views and beliefs of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our statements. Such risks, uncertainties and contingencies include the following:

•	decline in the domestic and global economies that may delay development and introduction by our customers of products that incorporate our products;

•	our success in introducing and marketing new products into existing and new markets;

•	our ability to manufacture existing and new products in volumes demanded by our customers and at competitive prices with adequate gross margins;

•	market success of the products into which our products are integrated;

•	our ability in growing markets to increase our market share relative to our competitors;

•	our ability to successfully integrate our business with operations of businesses we may acquire;

•	our ability to finance the growth of our business with internal resources or through outside financing at reasonable rates; and

•	our ability to produce our products at quality levels demanded by our customers.

Many of these factors are beyond our control. Additionally, there can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see “Risk Factors” beginning on page 17 of this document. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Introduction

We develop, manufacture and market highly reliable, cost-effective energy storage and power delivery components and systems. Our products are designed and manufactured to provide failure-free, very low maintenance, performance over the life of the applications into which they are integrated. We believe that by satisfying the stringent requirements of such high-reliability, high-value applications, our products will be able to command much higher profit margins than commodity products. We focus on the following three discrete lines of high-reliability products:

•	Ultracapacitors: Our primary focus, ultracapacitors, are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. Our BOOSTCAP® ultracapacitor cells and multi-cell packs and modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including transportation, energy, consumer and industrial electronics and telecommunications.

•	High-Voltage Capacitors: Our CONDIS® high-voltage capacitors are extremely robust devices that are designed and manufactured to perform reliably for decades in all climates. These products include grading and coupling capacitors and capacitive voltage dividers that are used to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•	Radiation-Mitigated Microelectronic Products: Our radiation-mitigated microelectronic products include high-performance, high-density power modules, memory modules and single board computers that incorporate our proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand environmental radiation effects and perform reliably in space.

In keeping with this strategic focus on high-value, high-margin product lines, over the past several years we have exited several non-strategic, low-margin businesses. These actions culminated with the sale of our Winding Equipment product line in December 2003, and the phase-out of our magnetics-based power systems product line, which was completed in the first quarter of 2004. These actions have enabled us to reduce operating expenses, improve efficiency, increase gross profit margins and intensify our focus on our core high-reliability product lines.

General Overview

Each of our high-reliability electronic component product lines addresses a distinct industry or, in the case of our ultracapacitor products, a group of distinct industry segments.

Ultracapacitors

Ultracapacitors offer energy storage and power delivery solutions for a wide range of electronic applications by bringing together in a single device energy storage characteristics generally found in batteries and power delivery characteristics generally found in the best electrolytic capacitors. For example, although batteries store significantly more electrical energy than ultracapacitors, they cannot deliver that energy as rapidly and efficiently as an ultracapacitor. Conversely, although electrolytic capacitors can deliver bursts of high power very rapidly, they cannot sustain that power delivery even for a full second because they have extremely limited energy storage capacity. Also, unlike batteries, which produce electrical energy through a chemical reaction that depletes their energy generation capability within a few thousand charge/discharge cycles, ultracapacitors’ energy storage and power delivery mechanisms involve no chemical reaction, so they can be charged and discharged hundreds of thousands to millions of times with minimal performance degradation. This ability to store energy, deliver bursts of power and perform reliably for many years with little or no maintenance makes ultracapacitors an attractive option for a wide range of power-consuming devices and systems.

Based on potential volumes, we believe that the transportation industry ultimately represents the largest market opportunity for ultracapacitors. These applications include braking energy recuperation and torque-augmentation systems for hybrid-electric buses, trucks and autos and electric trains, vehicle power network stabilization and distributed power nodes to support electronic subsystems, including power steering and brakes and electric air-conditioning. Ultracapacitors have advanced to high-volume commercial production in industrial electronics applications, including wind turbines and automated meter reading systems and other devices that incorporate wireless transmitters. Potential end-users in the telecommunications and cable television industries currently are testing and evaluating multi-cell ultracapacitor-based systems to replace batteries as the short-term bridge power element of uninterruptible power supply (UPS) back-up power systems.

High-Voltage Capacitors

High-voltage grading and coupling capacitors are used mainly in the electric utility industry. These devices prevent high-voltage arcing that can damage switches, circuit breakers, step-down transformers and other equipment responsible for the transport, distribution and measurement of high-voltage electrical energy in electric utility infrastructure. The market for these products consists of expansion and upgrading of existing infrastructure and new infrastructure in developing countries. Such installations are capital-intensive and frequently are subject to regulation, availability of government funding and general economic conditions. For example, while North America has the world’s largest installed base of electric utility infrastructure, and has begun to experience more frequent power interruptions and supply problems, utility deregulation, government budget deficits, and other factors have limited recent capital spending in what historically has been a very large market for utility infrastructure components. However, projects to meet growing demand for electrical energy in developing countries, such as the Three Gorges Dam in China, continue to drive increasing global demand for high-voltage capacitors.

Radiation-Mitigated Microelectronics

Radiation-mitigated microelectronic products are used almost exclusively in the space and satellite industry. Because satellites and spacecraft are extremely expensive to manufacture and launch, and space missions typically span years or even decades, and because it is impractical or impossible to repair or replace malfunctioning parts, the industry demands electronic components that are virtually failure-free. As satellites and spacecraft routinely encounter ionizing radiation from solar flares and other natural sources, these components must be able to withstand such radiation and continue to perform reliably. For that reason, until recently, suppliers of components for space applications used only special radiation-hardened silicon in the manufacture of such components. However, since the space market is relatively small and the process of producing “rad-hard” silicon is very expensive, only a few government-funded wafer fabrication facilities are capable of producing such material. In addition, because it takes several years to produce a rad-hard version of a new semiconductor, components using rad-hard silicon typically are several generations behind their current commercial counterparts in terms of density, processing power and functionality.

To address the performance gap between rad-hard and commercial silicon and provide components with both increased functionality and much higher processing power, Maxwell and a few other specialty components suppliers have developed shielding, packaging, and other novel radiation mitigation techniques that allow sensitive commercial semiconductors to withstand space radiation effects and perform as reliably as rad-hard parts. Although this market is limited in size, the value proposition for high-performance, radiation-tolerant components enables such specialty suppliers to generate profit margins much higher than those for commodity electronic components.

Business Strategy

Our primary objective is to make ultracapacitors a standard and often preferred energy storage and power delivery option for a wide variety of applications. To accomplish this, we focus on:

Providing proven and accepted energy storage and power delivery options by:

•	Facilitating the integration of ultracapacitor-based solutions into a wide range of devices and systems that require highly reliable electrical energy through: training engineers in the purpose and function of ultracapacitors; using educational techniques including publications, seminars and white papers; and integrating ultracapacitor mathematical models into broadly accepted simulation software, among other efforts;

•	Initiating and participating in a broad array of working groups, consortia and industry standards committees to disseminate knowledge of, and promote use of, ultracapacitors;

•	Demonstrating the broad application universe of ultracapacitors through competitions, demonstrations, government sponsored projects and other means; and

•	Collaborative development initiatives with key customers in strategic application fields.

Becoming a leading ultracapacitor supplier by:

•	Becoming a low-cost producer and focusing on price-enabled markets;

•	Designing and manufacturing products with “life-of-the-application” durability;

•	Being a highly reliable supplier through global sourcing;

•	Achieving superior performance and manufacturing quality while reducing product cost;

•	Developing and deploying enabling technologies and systems, including cell-to-cell and module-to-module balancing and integrated charging systems, among others;

•	Demonstrating the extremely high durability of our ultracapacitors in a range of applications through extensive in-house and third party testing;

•	Manufacturing products that contain no heavy metals and are therefore more environmentally friendly than batteries; and

•	Establishing and maintaining broad and deep protections of key intellectual property.

In addition to our market creation and commercialization strategies for ultracapacitors, we seek to expand revenue and market opportunities for our high-voltage capacitors and radiation-mitigated microelectronic products. While the latter are niche businesses with highly specialized applications, they are developed, manufactured and marketed high-margin products for which we are a technology leader. Going forward, we plan to maintain and expand this competitive position by leveraging our technological expertise to develop new products that not only meet the demands of our current markets, but address additional applications as well. For example, our microelectronics group has successfully introduced a new single-board computer (“SBC”) for the space and satellite market. In March 2005, Northrop Grumman Space Technologies selected our SCS750 SBC for spacecraft control and data management for the National Polar-orbiting Operational Environmental Satellite System, the U.S. government’s next generation weather satellite constellation. This product, which leverages our expertise in high-reliability and radiation-mitigation, enabled us to enter a new market by addressing an application that we did not previously serve. Likewise, in 2004, our high-voltage capacitor business introduced and delivered the first of a new line of capacitive voltage divider products.

Products and Applications

Our products incorporate our expertise and proprietary power and microelectronics technology at both the component and system level for specialized, high-value applications for which customers require ultra-high reliability.

Ultracapacitors

Ultracapacitors, also known as electrochemical capacitors (EC) or supercapacitors, store energy electrostatically by polarizing an organic salt solution within a sealed package. Although ultracapacitors are electrochemical devices, no chemical reaction is involved in their energy storage mechanism. This mechanism is fully reversible, allowing ultracapacitors to be rapidly charged and discharged hundreds of thousands to millions of times with minimal performance degradation, even in very high peak power applications.

Compared with electrolytic capacitors, which have very low energy storage capacity and discharge power too rapidly to be suitable for many power delivery applications, ultracapacitors have much greater energy storage capacity and can discharge power over time periods ranging from fractions of a second to several minutes.

Unlike batteries, ultracapacitors discharge and recharge in as little as fractions of a second. Although ultracapacitors store only about one-tenth as much electrical energy as a conventional battery, they can deliver stored energy as electric power up to 100 times more rapidly. Because they operate reliably through hundreds of thousands to millions of discharge/recharge cycles, compared with only up to a few thousand cycles for conventional batteries, ultracapacitors have significantly higher lifetime energy throughput, which equates to significantly lower cost on a life cycle basis.

We link our ultracapacitor cells together in packs and modules to satisfy higher voltage energy storage and power delivery requirements, and both individual cells and multi-cell products can be charged from any primary energy source, such as a battery, generator, fuel cell, solar panel or electrical outlet. Virtually any device or system whose peak power demands are greater than its average power requirement is a candidate for an ultracapacitor-based energy storage and power delivery solution.

Our ultracapacitor products have significant advantages over batteries, including:

•	delivery of up to 100 times more instantaneous power;

•	significantly lower weight per unit of electrical energy stored;

•	the ability to discharge much deeper and recharge much faster and more efficiently, thus producing less wasted energy in the form of heat;

•	the ability to operate reliably in extreme temperatures (-40 degrees C to +65 degrees C);

•	minimal to no maintenance requirements;

•	“life of the application” durability; and

•	minimal environmental issues associated with disposal because they contain no heavy metals.

Any device or system that requires electrical energy storage and repeated discharges of variable amounts of power represents a potential application for ultracapacitors. With no moving parts and no chemical reaction involved in their energy storage mechanism, ultracapacitors provide a simple, solid state-like, highly reliable solution to buffer short-term mismatches between power available and power required. Additionally, ultracapacitors offer the advantage of storing energy in the same form in which it is used, as electricity.

New power-consuming electronic products, such as wireless communication devices, increasing use of electric power in vehicles, and growing demand for highly reliable, maintenance-free, back-up power systems are creating significant markets for new and improved energy storage and power delivery products. In many applications, power demand varies widely from moment to moment, and peak power demand typically is much greater than the average power requirement. For example, automobiles require much more power to accelerate than to maintain a constant speed, and forklifts require more power to lift a heavy pallet than to move from place to place within a warehouse.

Engineers historically have addressed such peak power requirements by over-sizing the engine, battery or other primary energy source to satisfy all of a system’s power demands, including demands that occur infrequently and may last only a few seconds or less. Sizing the primary power source to meet such transient peak power requirements, rather than for average power requirements, is costly and inefficient. Primary energy sources can be designed to be smaller, lighter and less costly if they are coupled with specialized power components that can deliver or absorb brief bursts of high power on demand for periods of time ranging from fractions of a second to several minutes.

The following diagram depicts the separation of a primary energy storage source from a peak power delivery component to satisfy the requirements of a particular application. Highly reliable components that enable this separation permit new designs to optimize the size, efficiency and cost of the entire electrical power system.

Peak Power Application Model

Although conventional batteries have been the most widely used component for both primary energy sourcing and peak power delivery, ultracapacitors, advanced batteries and flywheels now enable system designers to separate and optimize these functions. Based in part on our ultracapacitor products’ rapidly declining cost, high performance and “life-of-the-application” durability, they are becoming a preferred solution for many energy storage and power delivery applications.

We offer our BOOSTCAP® ultracapacitors in numerous form factors, ranging from postage stamp size 4-farad small cells rated at 2.5 volts to cylindrical, 2.7-volt, 3,000-farad large cells that measure approximately two inches in diameter and six inches long. Applications such as bus, truck and auto drive trains, electric rail systems and UPS systems require integrated modules consisting of up to more than 1,000 ultracapacitor cells. To facilitate adoption of ultracapacitors for these larger systems, we have developed integration technologies, including proprietary electrical balancing and thermal management systems and interconnect technologies. We have applied for, or are in the process of applying for, patents for certain of these technologies. In 2004 and 2005, we introduced several standard multi-cell packs and modules to provide fully integrated solutions for applications requiring a wide range of voltages. Our current standard multi-cell products each incorporate from six to 18 of our large cells to provide “plug and play” solutions for applications requiring from 15 to 48 volts. In addition, they are designed to be easily linked together for even higher voltage applications. Our proprietary ultracapacitor electrode technology, integration capabilities and flexible module architecture also enable us to respond to strategic customers’ requests for custom modules to satisfy requirements not met by our standard products. In early 2006, we announced the introduction of more than 30 new products, including several additional cell form factors and corresponding multi-cell modules to better meet the diverse requirements of the automotive, transportation, industrial and consumer electronics markets.

The chart below describes a number of applications for our BOOSTCAP® ultracapacitors that are now in commercial production or are in the field-testing or prototyping and evaluation phase.

Market	Application	Stage of Commercialization
Telecommunications

Uninterruptible power supply systems (UPS)	Short-term “bridge” power in integrated systems using fuel cells for primary backup	Field testing and evaluation of multi-cell modules

Industrial Electronics

• Utility meters • Actuators • Memory boards	Wireless communication Energy storage Back-up power	Commercial production Commercial production Commercial production

Energy Generation

• Wind turbines	Blade pitch systems to optimize efficency	Commercial production

Fuel Cell Augmentation

• Stationary systems	Startup, bridge power and peak load buffering to reduce system size and cost	Field testing and evaluation

• Forklifts and other all-electric light mobility vehicles	Startup, braking energy recuperation and dynamic power for lifting	Initial commercialization

Transportation

• Hybrid-electric bus drive trains	Braking energy recuperation and reuse for torque augmentation	Commercial production

• Airplane door actuators	Backup power for emergency deployment if main power system fails	Commercial production

• Rail systems	Braking energy recuperation and reuse for electric train and tram propulsion (both stationary and onboard)	Field testing and evaluation of multi-cell systems developed by rail vehicle and system OEMs

	Capacitive starting systems for diesel locomotives	Prototyping and evaluation by locomotive OEMs

• Automobile systems	Braking energy recuperation and reuse for torque augmentation in hybrid power trains	Prototyping and evaluation

	Distributed power nodes for all-electric power steering, braking and other subsystems	Prototyping and evaluation by auto manufacturers and Tier I subsystem OEMs

Market	Application	Stage of Commercialization

	Power network buffering to prevent malfunctions due to voltage sags	Prototyping and evaluation by automotive OEMs

	After-market audio systems	Initial commercialization

• Diesel vehicles	Capacitive starting	Prototyping and evaluation by fleet operators and truck OEMs

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

We sell our high-voltage capacitor products to large systems integrators, such as ABB Ltd., Areva and Siemens AG, which install and service electrical utility infrastructure around the world.

Radiation-Mitigated Microelectronic Products

Manufacturers of commercial and military satellites and other spacecraft require microelectronic components and sub-systems that meet specific functional requirements and can withstand exposure to gamma rays, hot electrons and protons and other environmental radiation encountered in space. In the past, microelectronic components and systems for such special applications used only specially fabricated radiation-hardened silicon. However, the process of designing and producing rad-hard silicon is lengthy and expensive, and there are only a few specialty semiconductor fabricators, so supplies of rad-hard silicon are limited. As a result, demand for components made with the latest commercial silicon, protected by shielding and other radiation mitigation techniques, is growing. Commercial silicon provides higher functionality and costs significantly less than rad-hard silicon. Producing components and systems incorporating radiation-mitigated commercial silicon requires expertise in power electronics, circuit design, silicon selection, radiation shielding and extensive expertise in quality assurance testing.

We design, manufacture and market radiation-mitigated microelectronic products, including power modules, memory modules and single-board computers, for the space and satellite markets. Using highly adaptable, proprietary, packaging and shielding technology and other radiation mitigation techniques, we custom design products that allow satellite and spacecraft manufacturers to use powerful, low cost, commercial components that are protected with the level of radiation shielding required for reliable performance in the specific orbit or environment in which they are to be deployed.

Manufacturing

All of our manufacturing operations are conducted in two production facilities located in San Diego, California, and Rossens, Switzerland. Over the past several years, we have made substantial capital investments to outfit and expand our production facilities and incorporate the latest available mechanization and automation techniques and processes. We have trained our manufacturing personnel in advanced operational techniques including demand-based manufacturing. We have also added advanced information technology infrastructure and have implemented new business processes and systems to increase our manufacturing capacity and improve efficiency, planning and product quality. Our production facilities have been designed with flexible overhead power grids and modular manufacturing cells and equipment that allow factory operations to be reconfigured rapidly at minimal expense. With the completion of certain upgrades in 2005 and other upgrades currently underway, we believe that our manufacturing facilities and resources give us sufficient capacity to meet 2006 demand for all of our current product lines without significant additional capital expenditure.

Acceptance of our ultracapacitor products and high-voltage capacitor products depends in part on compliance and certification with a number of U.S. and foreign standards for electronic components and systems. Among the entities that promulgate such standards are Underwriters Laboratories, Canadian Standards Association and Committee European. We incorporate compliance with such standards into the quality assurance protocols we follow in manufacturing and testing these products.

Ultracapacitors

We produce the proprietary carbon electrode material upon which all of our ultracapacitor products are based at our San Diego production facility. In early 2006, we commenced installation of the first element of a major electrode production line expansion that will enable us to more than double current electrode output without additional direct labor. This initial expansion will give us sufficient capacity to support projected near-term cell production volumes. We have ordered a second element for delivery and installation later in 2006 that, when completed, will give us a total annual capacity of more than one million square meters of electrode material. Additional elements of capacity expansion can be added within a few months of placing an order with our current system equipment vendor.

We currently produce our large cell ultracapacitors on pilot production lines in both our San Diego and Rossens facilities. In late 2005, we completed installation of our first high-volume, fully automated manufacturing line for our 350- and 140-farad ultracapacitors in our Rossens facility. We have also redesigned our large cell products to facilitate automation and to incorporate lower-cost materials. In addition to facilitating the use of significantly lower-cost materials, the new designs reduce both the number of parts in a finished cell and the number of manufacturing process steps required to produce them.

Rather than further expanding our current ultracapacitor cell assembly lines in San Diego and Rossens, we plan to outsource additional increments of cell assembly capacity. We are currently negotiating with potential offshore manufacturing partners in Asia, with a goal of having multi-million cell assembly capabilities in place starting at the end of 2006.

In 2001, we installed an automated assembly line for our 4-farad and 10-farad small cell ultracapacitors in our San Diego production facility. This line can produce approximately 40,000 to 50,000 small cells per 24-hour production day, which is more than sufficient to meet our current and projected near term small cell production demand.

In 2003, we formed an ultracapacitor manufacturing and marketing alliance with Yeong-Long Technologies Co., Ltd., (“YEC”). YEC is a manufacturer of electrolytic capacitors headquartered in Taichung, Taiwan, with manufacturing and sales operations in mainland China, and annual sales of more than $200 million. We entered into this alliance to accelerate commercialization of our proprietary BOOSTCAP® ultracapacitors in China, and enhance Maxwell’s capabilities as a global supplier of ultracapacitors, with production facilities in North

America and Europe, and access to facilities in Asia. This alliance allows YEC to produce and sell our ultracapacitor products on a royalty-bearing basis in the Chinese market. It also provides for YEC to develop products in new form factors and gives us access to YEC’s manufacturing capacity for our distribution outside of China.

High-Voltage Capacitors

We produce our high-voltage grading and coupling capacitors in our Rossens, Switzerland facility. We believe we are the only high-voltage capacitor producer that manufactures its products with automated winding, stacking and assembly processes. This enables us to produce consistent, high quality and highly reliable products, and gives us sufficient capacity to satisfy growing global customer demand. Using advanced demand-based techniques, we upgraded the assembly portion of the process to a “cell-based,” “just-in-time” design in 2004, doubling our production capacity without adding direct labor, and significantly shortening order-to-delivery intervals. This upgrade also enabled us to manufacture products for the capacitive voltage divider market, which we did not previously serve. We believe that penetrating this market could materially increase our high voltage capacitor revenue potential.

Radiation-Mitigated Microelectronics Products

We produce our radiation-mitigated microelectronics products in our San Diego production facility. We have reengineered our production processes for radiation-mitigated microelectronics, resulting in substantial reductions in cycle time and a significant increase in yield. Customer audits have confirmed our belief that we have “top-tier” manufacturing capabilities for highly reliable, radiation-mitigated power modules, memory modules and single-board computers. In 2004, this facility earned QML-V and QML-Q certification by the Department of Defense procurement agency. There are fewer than 15 QML- certified microelectronics production facilities in the world.

Our radiation-mitigated microelectronics production operations include die characterization, packaging, electrical, environmental and life testing. As a result of manufacturing cycle time reductions and operator productivity increases achieved over the past several years, we believe that this facility is capable of doubling its current output without additional direct labor or capital expenditure, and therefore, we have ample capacity to meet foreseeable demand in the space and satellite markets.

Suppliers

We generally purchase components and materials, such as carbon powder, electronic components, dielectric materials and metal enclosures from a number of suppliers. For certain products, such as our radiation-mitigated microelectronic products and our high-voltage capacitors, we rely on a limited number of suppliers or a single supplier. Although we believe there are alternative sources for some of the components and materials that we currently obtain from a single source, there can be no assurance that we will be able to identify and qualify alternative suppliers in a timely manner. Therefore, in critical component areas, we “bank,” or store, critical high value materials, especially silicon die. We are working to reduce our dependence on sole and limited source suppliers through an extensive global sourcing effort.

Marketing and Sales

We market and sell our products through both direct and indirect sales organizations in North America, Europe and Asia for integration by our OEM customers into a wide range of end products. Because the introduction of products based on emerging technologies requires customer acceptance of new and unfamiliar technical approaches, and because many of our OEM customers have rigorous vendor qualification processes, the initial sale of our products can take months or even years.

Our principal marketing strategy is to cultivate long-term relationships by becoming a preferred vendor and competing for multiple supply opportunities with our key OEM customers. As these design-in sales tend to be technical and engineering-intensive, we organize customer-specific teams composed of sales, engineering, research and development and other technical and operational personnel to work closely with our customers across multiple disciplines to satisfy their requirements for form, fit, function and environmental needs. As time-to-market often is the primary consideration in our customers’ decisions to use our products, the initial sale and design-in process typically evolves into ongoing account management to ensure on-time delivery, responsive technical support and problem-solving.

Because of the distinct nature of each of our three product lines, we conduct discrete marketing programs intended to position and promote each product line. These include trade shows, seminars, advertising, product publicity, distribution of product literature and Internet websites. We employ marketing communications specialists and outside consultants to develop and implement our marketing programs, design and develop marketing materials, negotiate advertising media purchases, write and place product press releases and manage our marketing websites.

We have an alliance with YEC to manufacture and market our proprietary BOOSTCAP® ultracapacitor products in China. Through this alliance, we seek to expand our ultracapacitor product line and increase sales in China.

Competition

Each of our product lines has competitors, many of whom have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and larger installed customer bases than we have. In some of the target markets for our emerging technologies, we face competition both from products utilizing well-established, existing technologies and other novel or emerging technologies.

Ultracapacitors

Our ultracapacitor products have two types of competitors: other ultracapacitor suppliers and purveyors of energy storage and power delivery solutions based on other technologies. Although a number of companies are developing ultracapacitor technology, we currently have three principal competitors in the ultracapacitor or supercapacitor industry: Panasonic, a division of Matsushita Electric Industrial Co., Ltd., in Japan, EPCOS AG in Germany, and Ness Corporation in Korea. The key competitive factors in the ultracapacitor market are price, performance (energy stored and power delivered per unit volume), durability and reliability, operational lifetime and overall breadth of product offerings. We believe that our products compete favorably with respect to all of these competitive factors.

Ultracapacitors also compete with products based on other technologies, including advanced batteries in power quality and peak power applications, and flywheels, thermal storage and batteries in back-up energy storage applications. We believe that ultracapacitors’ high durability, long life, high performance and value proposition give them a competitive advantage over these alternative choices in many applications. In addition, integration of ultracapacitors with some of these alternative solutions may provide an optimized solution for the customer that neither can provide by itself. For example, combined solutions incorporating ultracapacitors with batteries for cold starting in diesel trucks have been in development for several years, and efforts currently are underway to standardize such systems.

High-Voltage Capacitors

Maxwell, through its acquisition in 2002 of Montena (now known as Maxwell Technologies SA) and its CONDIS® line of high-voltage capacitor products, is the world’s largest producer of high-voltage capacitors for use in electric utility infrastructure. Our principal competitors in the high-voltage capacitor markets are in-house production groups of certain of our customers and other independent manufacturers, such as the Coil Product Division of Trench Limited in Canada and Europe and Hochspannungsgeräte Porz GmbH in Germany. We

believe that we compete favorably, both as a consistent supplier of highly reliable high-voltage capacitors, and in terms of our expertise in high-voltage systems design. Over the last ten years, our largest customer, ABB Ltd., has transitioned from producing its grading and coupling capacitors internally to outsourcing substantially all of its needs to us.

Radiation-Mitigated Microelectronic Products

Our radiation-mitigated power modules, memory modules and single-board computers compete with the products of traditional radiation-hardened integrated circuit suppliers such as Honeywell Corporation, Lockheed Martin Corporation and BAE Systems. We also compete with commercial integrated circuit suppliers with product lines that have inherent radiation tolerance characteristics, such as National Semiconductor Corporation, Analog Devices Inc. and Temic Instruments B.V. in Europe. Our proprietary radiation-mitigation technologies enable us to provide flexible, high function, low-cost, radiation-mitigated products based on the most advanced commercial electronic circuits and processors. In addition, we compete with component product offerings from high reliability packaging houses such as Austin Semiconductor, Inc., White Microelectronics, Inc. and Teledyne Microelectronics, a unit of Teledyne Technologies, Inc.

Research and Development

We maintain active research and development (“R&D”) programs to improve existing products and develop new products. For the year ended December 31, 2005, our research and development expenditures totaled approximately $7.2 million, compared with $5.5 million and $5.8 million in the years ended December 31, 2004 and December 31, 2003, respectively. The decrease from 2003 to 2004 reflects the elimination of R&D expense associated with the non-core power systems and winding equipment product lines that we divested. In general, we focus our research and product development activities on:

•	designing and producing products that perform reliably for the life of the end products or systems into which they are integrated;

•	making our products less expensive to produce so as to improve our profit margins and to enable our products to penetrate new, price-enabled, markets;

•	designing our products to have superior technical performance;

•	designing new products that provide novel solutions to expand our market opportunities; and

•	designing our products to be compact and light.

Most of our current research, development and engineering activities are focused on material science, including electrically conducting and dielectric materials, ceramics and radiation-tolerant silicon and ceramic composites to reduce cost and improve performance, reliability and ease of manufacture. Additional efforts are focused on product design and manufacturing engineering and manufacturing processes for high-volume manufacturing.

•	The principal focus of our ultracapacitor development activities is to increase power and energy density, extend operational life and substantially reduce product cost. Our ultracapacitor designs focus on low-cost, high-capacity cells in standard sizes ranging from 4-farads to 3,000-farads, and corresponding multi-cell modules based on those form factors. We are developing and deploying families of products that better match customer performance and cost requirements, with a goal of penetrating price-enabled applications at multi-million unit volumes.

In March 2005, we announced a 24-month ultracapacitor technology research and development contract with the United States Advanced Battery Consortium (USABC). The USABC operates under the auspices of the U.S. Council for Automotive Research, an umbrella organization formed by DaimlerChrysler, Ford and General Motors to strengthen the technology base of the domestic auto industry through cooperative research. Maxwell is eligible to receive a total of approximately $3 million in matching funds from the U.S. Department of Energy over the term of this program, whose primary goal is development of a low-cost, high-performance, 48-volt ultracapacitor-based energy storage module for applications in passenger vehicles.

•	The principal focus of our high-voltage capacitor development efforts is to enhance performance and reliability while reducing the size, weight and manufacturing cost of our products. We also are directing our design efforts to develop high-voltage capacitors for additional applications.

•	The principal focus of our microelectronics product development activities is on circuit design and shielding and other radiation-mitigation techniques that allow the use of powerful commercial silicon components in space and satellite applications that require ultra high reliability. We also focus on creating system solutions that overcome the basic failure mechanisms of individual components through architectural approaches, including redundancy, mitigation and correction. This involves expertise in system architecture, including algorithm and micro-code development, circuit design and the physics of radiation effects on silicon electronic components.

Intellectual Property

We continue to place an increased emphasis on inventing proprietary processes and designs that significantly increase the value and uniqueness of our product portfolio, and on obtaining patents to provide the broadest possible protection for those products and related technologies. Our ultimate success will depend in part on our ability to protect existing patents, secure additional patent protection and develop new processes and designs not covered by the patents of third parties. As of December 31, 2005, Maxwell and its subsidiaries held 47 issued U.S. patents, had 60 pending U.S. patent applications and numerous provisional applications. Of the issued patents, 28 relate to our ultracapacitor products and technology and 14 relate to our microelectronics products and technology. Our subsidiary, PurePulse Technologies, Inc. (“PurePulse”), which suspended operations in 2002, holds 21 issued U.S. patents and has three pending U.S. patent applications. Our issued patents have various expiration dates ranging from 2010 to 2025.

Our pending patent applications and any future patent applications may not be allowed. We routinely seek to protect our new developments and technologies by applying for U.S. patents and corresponding foreign patents in the principal countries of Europe and Asia. At present, with the minor exception of microcode architectures within our radiation-mitigated microelectronics product line, we do not rely on licenses from any third parties to produce or commercialize our products.

Our existing patent portfolios and pending patent applications covering technologies associated with our ultracapacitor and microelectronic products relate primarily to:

Ultracapacitors

•	the physical composition of the electrode and its design and fabrication;

•	physical cell package designs and the processes used in their production;

•	cell-to-cell and module-to-module interconnect technologies that minimize equivalent series resistance and enhance the performance and longevity of BOOSTCAP® products; and

•	module and system designs that facilitate applications of ultracapacitor technology.

Microelectronics

•	system architectures that enable commercial silicon products to be used in radiation-intense space environments;

•	technologies and designs that improve packaging densities while mitigating the effect of radiation on commercial silicon; and

•	radiation-mitigation techniques that improve performance while protecting sensitive commercial silicon from the effects of environmental radiation in space.

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

Financial Information About Geographic Areas

	Year ending December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Revenues from external customers located in:
United States	$20,576	45%	$13,938	43%	$16,024	46%
All other countries	24,861	55%	18,274	57%	19,142	54%

Total	$45,437	100%	$32,212	100%	$35,166	100%

Long-lived assets:
United States	$10,090	32%	$9,337	28%	$10,742	33%
Switzerland	21,696	68%	24,547	72%	21,507	67%

Total	$31,786	100%	$33,884	100%	$32,249	100%

Risks Attendant to Foreign Operations and Dependence

We derive a significant portion of our revenues from sales to customers located outside the U.S. We expect our international sales to continue to represent a significant and increasing portion of our future revenues. As a result, our business will continue to be subject to certain risks, such as foreign government regulations, export controls, changes in tax laws, tax treaties, tariffs, freight rates and timely and accurate financial reporting from our international subsidiary. Additionally, as a result of our extensive international operations and significant revenue generated outside the U.S., the dollar amount of our current and future revenues, expenses and debt may be materially affected by fluctuations in foreign currency exchange rates. If we are unable to manage these risks effectively, it could impair our ability to increase international sales.

Similarly, assets or liabilities of our consolidated foreign subsidiary that are not denominated in its functional currency are subject to effects of currency fluctuations, which may affect our reported earnings.

We have substantial operations in Switzerland. Having substantial international operations increases the difficulty of managing our financial reporting and internal controls and procedures. In addition, to the extent we are unable to respond effectively to political, economic and other conditions in the countries where we operate and do business, our results of operations and financial condition could be materially adversely affected. Moreover, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could increase our tax expense.

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

Backlog

Backlog for continuing operations for the year ended December 31, 2005 was approximately $12.4 million, compared with $10.7 million as of December 31, 2004. Backlog consists of firm orders for products that will be delivered within 12 months. Because we have dramatically reduced production cycle times, our customers are less likely to commit firm purchase orders as far in advance of their production needs as they did in the past.

Significant Customers

Sales of high-voltage capacitors to ABB Ltd. amounted to approximately $10.6 million, or 23%, of our total revenue for the year ended December 31, 2005. We have a long term supply agreement with ABB Ltd. that was renewed in April 2004, and expires in April 2007.

Government Regulation

Due to the nature of our operations and the use of hazardous substances in some of our ongoing manufacturing and research and development activities, we are subject to stringent federal, state and local laws, rules, regulations and policies governing workplace safety and environmental protection. These include the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In the course of our historical operations, materials or wastes may have spilled or been released from properties owned or leased by us or on or under other locations where these materials and wastes have been taken for disposal. These properties and the materials and wastes spilled, released, or disposed thereon are subject to environmental laws that may impose strict liability, without regard to fault or the legality of the original conduct, for remediation of contamination resulting from such releases. Under such laws and regulations, we could be required to remediate previously spilled, released, or disposed substances or wastes, or to make capital improvements to prevent future contamination. Failure to comply with such laws and regulations also could result in the assessment of substantial administrative, civil and criminal penalties and even the issuance of injunctions restricting or prohibiting our activities. It is also possible that implementation of stricter environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general. While we believe we are in substantial compliance with existing environmental laws and regulations, we cannot be certain that we will not incur substantial costs in the future.

In addition, certain of our microelectronics products are subject to International Traffic in Arms export regulations when they are sold to customers outside the U.S. We routinely obtain export licenses for such product shipments outside the U.S.

Employees

As of December 31, 2005, we had 241 employees, consisting of 118 full-time employees, one part-time employee and 10 temporary employees in the U.S., and 80 full-time employees, 10 part-time employees and 22 temporary employees in Switzerland. None of our U.S. employees are members of a labor union. We believe that approximately 30% of our employees in Switzerland are members of a labor union. Swiss law prohibits employers from inquiring into the union status of employees. We consider our relations with our employees to be good.

Facilities

Our headquarters and principal research, manufacturing and marketing facilities occupy approximately 45,000 square feet under a renewable lease that expires in July 2007. In addition, we lease research, manufacturing and marketing facilities occupying 68,620 square feet in Rossens, Switzerland, under a renewable lease that expires in June 2009.

We have sufficient floor space to support foreseeable increases to our forecasted production requirements and, therefore, we believe that our facilities are adequate to meet our needs for the foreseeable future.

Item 1A. Risk Factors

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

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also result in decreased revenues, increased expenses or other adverse impacts that could result in a decline in the price of our common stock. You should also refer to the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.

We have a history of losses and we may not achieve or maintain profitability in the future, which may decrease the market value of our common stock.

We have incurred net losses in our last seven fiscal years. We cannot assure you that we will become profitable in the foreseeable future, if ever. Even if we do achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period as a result of a number of factors, including but not limited to the following:

•	the amounts invested in developing, manufacturing and marketing our products in any period as compared with the volume of sales of those products in the same period;

•	increasing number of competitors and resulting price competition;

•	fluctuations in demand for our products by our OEM customers;

•	the prices at which we sell our products and services compared with the prices of our competitors and our product costs;

•	the timing of our product introductions may lag behind those of our competitors;

•	inability to manufacture our products at a cost level that supports adequate gross margins;

•	negative impacts resulting from acquisitions we have made or may make; and

•	future changes in financial accounting standards or practices.

In addition, we incur significant costs developing and marketing products based on new technologies and, in order to increase our market share, we have sold, and may in the future sell, our products at profit margins below those we ultimately expect to achieve. We have in the past, and may in the future, make a strategic decision to accept certain orders to sell products to a limited number of customers at prices below our manufacturing costs. The impact of the foregoing may cause our operating results to be below the expectations of public market analysts and investors, which may result in a decrease in the market value of our common stock.

A small number of customers account for a significant portion of our revenues.

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. One customer, ABB Ltd., accounted for approximately 23% of our revenues in 2005. If our relationships with our large customers were disrupted, we could lose a significant portion of our anticipated revenues. Factors that could influence our relationships with our customers include:

•	our ability to sell our products at prices that are competitive with competing suppliers;

•	our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers; and

•	our ability to produce and deliver a sufficient quantity of our products in a timely manner to meet our customers’ requirements.

Our large cell ultracapacitors designed for transportation and industrial applications may not gain widespread commercial acceptance, which would adversely impact our growth opportunities, and our overall business prospects.

We have designed our large cell ultracapacitor products primarily for use in transportation and industrial applications. Currently, most of the major automotive companies are testing and developing alternative power sources to augment the current 12-volt electrical system or support the power requirements of hybrid drive systems. We believe our ultracapacitors provide an innovative alternative power solution for both of these applications, and we are currently collaborating technically with several automotive suppliers and auto companies regarding designing our ultracapacitors into their future products. However, the historic per unit cost of ultracapacitors has prevented ultracapacitors from gaining widespread commercial acceptance. In addition, there are other competing technologies such as advanced batteries, compressed gas and hydrolytic fluids as well as competing ultracapacitors. We believe that the long-term success of our ultracapacitor products will be determined by our ability to reduce the price of our products and outperform competing technologies, resulting in our ultracapacitors being widely designed into the next generation of hybrid drive systems and the first generation of up-rated 12 and 42-volt electrical systems. If our ultracapacitor products fail to achieve widespread commercial acceptance in the next generation of automotive systems, our future revenues and growth opportunities will be adversely impacted and our overall business prospects will be significantly impaired.

We may be unable to produce our large cell ultracapacitors in commercial quantities or reduce the cost of production enough to be commercially viable for widespread application, which would adversely impact our revenues and growth opportunities, and our overall business prospects.

If we are not able to produce large quantities of our large cell ultracapacitor products in the near future at a significantly lower per unit cost, our large cell ultracapacitors may not be a commercially viable alternative to competing energy storage and power delivery solutions. Although we have been selling BOOSTCAP® large cell ultracapacitors designed for transportation and industrial applications, we have only produced these products in limited quantities and at relatively high prices compared with traditional energy storage and power delivery devices. We are currently investing significant resources in improving our ultracapacitor cell and multi-cell module designs for higher performance and lower cost, and in automating and scaling up our manufacturing capacity to enable us to produce ultracapacitors in quantities sufficient to meet the needs of our potential customers. If we are unable to continue reducing our cost of production and establishing the capability to produce large quantities of ultracapacitors at a reduced cost, we may not be able to generate commercial acceptance of, and sufficient revenue from, these products to recover our significant investment in the development and manufacturing scale-up, and our overall business prospects will be significantly impaired.

It may also be difficult for us to solve management, technological, engineering and other problems, which may arise in connection with scaling up our manufacturing processes. These problems may include production volumes and yields, quality assurance, adequate and timely supply of materials and components and shortages of qualified management and other personnel. In addition, we may elect to have some of our products manufactured by third parties. If we outsource the manufacture of our products, we will face risks with respect to quality assurance, cost and the absence of close engineering support.

We may not be able to develop and market our products successfully, and thus may not be able to achieve or maintain profitability in the future.

If we are unable to develop and market our products successfully, we may not achieve or maintain profitability. In recent years, we have introduced many of our products into commercial markets and, upon such introductions, we also must demonstrate our capabilities as a reliable supplier of these products. Some of our products are alternatives to established products or provide capabilities that do not presently exist in the marketplace. Our products are sold in highly competitive and rapidly changing markets. Our products’ success is significantly affected by their cost, technology standards, performance and reliability and end-user preferences. The success of our products also depends on a number of factors, including our ability to:

•	maintain an engineering and marketing staff sufficiently skilled to identify and design new products;

•	identify and develop attractive markets for our new products and technologies and accurately anticipate demand;

•	develop appropriate sales and distribution channels;

•	develop and manufacture new products that we can sell at competitive prices, with adequate margins;

•	deliver products that meet our customers’ requirements for quality and reliability;

•	increase our manufacturing capacity and improve manufacturing efficiency to meet our customer demands while maintaining quality;

•	successfully respond to technological changes by improving our existing products and technologies;

•	demonstrate that our products have technological and/or economic advantages over competing products;

•	successfully respond to competitors that are more experienced, have significantly greater resources and have a larger base of customers; and

•	secure required raw materials at the prices necessary to manufacture and deliver competitive products.

If we are unable to secure qualified and adequate sources for our materials, components and sub-assemblies, we may not be able to make our products at competitive costs and we may have difficulty meeting customer demand, which could damage our relationships with our customers.

Our ability to manufacture products depends in part on our ability to secure qualified and adequate sources of materials, components and sub-assemblies at prices that enable us to make our products at competitive costs. Some of our suppliers are currently the sole source of one or more items that we need to manufacture our products. Although we seek to reduce our dependence on sole and limited source suppliers, the partial or complete loss of these sources could have at least a temporary adverse effect on our business and results of operations and damage customer relationships. Upon occasion, we have experienced difficulty in obtaining timely delivery of supplies from outside suppliers, which has delayed deliveries to our customers. There can be no assurance that such supply problems will not recur.

Our product lines may be subject to increased competition, and this may limit our ability to maintain our gross margins. If our competitors develop and commercialize products faster than we do, or commercialize products that are superior to or lower cost than our products, our commercial opportunities may be reduced or eliminated.

Market acceptance of our products will depend on competitive factors, many of which are beyond our control. Competition in our markets is intense and has been accentuated by the rapid pace of technological development. Our competitors include large fully-integrated electronics companies. We may not be able to develop, fund or invest in one or more of our product lines to the same degree or as quickly as our competitors do. Many of our competitors have substantially greater research and development capabilities and financial, manufacturing, technological, marketing and sales resources than we do, as well as more experience in research and development, product testing, manufacturing, marketing and sales. These organizations also compete with us to:

•	attract parties for collaborations or joint ventures;

•	license proprietary technology that is competitive with our technology; and

•	attract and hire scientific, engineering and marketing talent.

Our competitors may succeed in developing and commercializing products earlier than we do. Our competitors may also develop products or technologies that are superior to or lower cost than ours, and render our product candidates or technology obsolete or non-competitive. If we cannot successfully compete with new or existing products, our sales and revenue would suffer and we may not ever become profitable.

If our OEM customers fail to purchase our components or to sell sufficient quantities of their products incorporating our components, or if our OEM customers’ sales timing and volume fluctuates, it could prevent us from achieving our sales and market share goals.

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, make up a large portion of our revenues. For example, one customer, ABB Ltd., accounted for approximately 23% of our revenues in 2005. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products of our OEM customers. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it could prevent us from achieving our sales targets and negatively impact our market share. Our OEM customers typically require a long development and engineering process before incorporating our products into their systems and products. This period of time is in addition to the time we spend on basic research and product development. As a result, we are vulnerable to changes in technology or end user preferences.

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

We may face product liability or warranty claims, either directly or indirectly through our customers, and we have limited experience with some of our products as to our potential liability.

We offer our customers a warranty for our products. Any product defects could, in turn, lead to defects in our customers’ products that incorporate our products. Defects in our products could give rise to warranty claims against us or to liability for damages. Such defects could also lead to liability for consequential damages. Defects in our products could, moreover, impair the market’s acceptance of our products. Any of these events could have a material adverse effect on our business and financial condition. We have limited experience with some of our products in evaluating the potential liability that could be created by claims under our warranties. If the claims made under such warranties exceed our warranty reserves, our results of operations and financial condition could be materially adversely affected. Additionally, warranty periods in some foreign countries are mandated by law. Changes in such laws may affect the adequacy of our warranty reserves.

Unfavorable economic conditions in the U.S. and abroad may adversely affect our OEM customers and prevent us from achieving sales growth.

Many of our new products are components designed to be integrated into new products and systems to be introduced to the marketplace by our OEM customers. For example, unfavorable economic conditions in 2003 and 2004 resulted in reduced capital spending on U.S. electric utility infrastructure and delayed the introduction of certain new products by our OEM customers. A recurrence of such unfavorable economic conditions may adversely affect our ability to market and sell our new products in the future.

A prolonged economic downturn could materially harm our business.

Any negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a decrease in capital spending in many of the markets we serve. In particular, a downward cycle affecting the technology, automotive and industrial, and military and aerospace markets would likely result in a reduction in demand for our products. In addition, if our customers’ own markets and financial performance decline, we may not be able to collect outstanding amounts due to us. Any such circumstances could harm our consolidated financial position, results of operations and cash flows.

If we are unable to protect our intellectual property adequately, such as in the Peoples Republic of China (PRC), we could lose our competitive advantage in the industry segments in which we do business.

Our success depends in part on establishing and protecting our intellectual property rights. If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the industry segments in which we do business. Although we protect our intellectual property rights through patents, trademarks, copyrights, trade secrets and other measures, these steps may not prevent infringement, misappropriation or other misuse by third parties. We have taken steps to protect our intellectual property rights under the laws of certain foreign countries, but our efforts may not be effective to the extent that foreign laws are not as protective as the laws of the U.S. For example, we have licensed the rights to manufacture and market our patented ultracapacitor technology in the PRC to a company located in the PRC. Patent and other intellectual property rights receive substantially less protections in the PRC than is available in the United States. In addition, we face the possibility that third parties may “reverse engineer” our products to discover how they work and introduce competing products, or that third parties might independently develop products and intellectual property similar to ours.

We have increased our emphasis on protecting our technologies and products through patents. Our success depends on maintaining our patents, adding to them where appropriate, and developing products and applications without infringing the patent and proprietary rights of others. The following risks, among others, are involved in protecting our patents:

•	our patents may be circumvented or challenged and held unenforceable or invalid;

•	our pending or future patent applications may not be issued in a timely manner and may not provide the protections we seek; and

•	others may claim rights in the patented and other proprietary technology that we own or license.

If our patents are invalidated or if it is determined that we, or the licensor of the patent, do not hold sole rights to the patent, we could lose our competitive advantage in the industry segments in which we do business.

Competing research and patent activity in our product areas is substantial. Conflicting patent and other proprietary rights claims may result in disputes or litigation. Although we do not believe that our products or proprietary rights infringe third parties’ rights, infringement claims could be asserted against us in the future. Also, we may not be able to stop a third party product from infringing our proprietary rights without litigation. If we are forced to bring such claims or are subject to such claims by others, we could face time-consuming, costly litigation that may result in product shipment delays, damage payments or injunctions that could prevent us from making, using or selling infringing products. In addition, such litigation could increase our operating expenses and adversely impact our operating results. We may also be required to enter into royalty or licensing agreements on unfavorable terms as part of a judgment or settlement, which could negatively impact the amount of revenue derived from our products or proprietary rights.

Our reputation and ability to enter into alliances or other strategic arrangements may affect our success.

Our reputation is important to our growth and success. Since we anticipate licensing our technology to others, our reputation may be affected by the performance of the companies to which we license our technology. Our licenses may grant exclusivity with respect to certain uses or geographic areas. For example, we granted an exclusive license to YEC to manufacture and sell our BOOSTCAP® products in China, and to sell to other mutually agreed customers elsewhere in Asia. As a result, we will be wholly dependent on the success of the licensee for success with respect to any exclusive use or geographical area. As with YEC, we anticipate that future alliances may be with foreign partners or entities. As a result, such future alliances may be subject to the political climate and economies of the foreign countries where such partners reside and operate. We cannot be certain that our alliance partners or other partners will provide us with the support we anticipate, that such alliances or other relationships will be successful in developing our technology for use with their intended products, or that any alliances or other relationships will be successful in manufacturing and marketing their products. Any of our international operations will also be subject to certain external business risks such as exchange rate fluctuations, political instability or significant weakening of a local economy in which a foreign entity with which we have an affiliation operates or is located. Certain provisions of alliance agreements that are for our benefit may be subject to restrictions in foreign laws that limit our ability to enforce such contractual provisions. If these alliances are not successful our business and prospects could be negatively affected.

We face risks associated with marketing, distribution and sale of our products internationally and, if we are unable to manage these risks effectively, it could impair our ability to increase sales.

We derive a significant portion of our revenues from sales to customers located outside the U.S. We expect our international sales to continue to represent a significant and increasing portion of our future revenues. As a result, our business will continue to be subject to certain risks, such as foreign government regulations, export controls, changes in tax laws, tax treaties, tariffs, freight rates and timely and accurate financial reporting from our international subsidiary. Additionally, as a result of our extensive international operations and significant revenue generated outside the U.S., the dollar amount of our current and future revenues, expenses and debt may be materially affected by fluctuations in foreign currency exchange rates. If we are unable to manage these risks effectively, it could impair our ability to increase international sales.

Similarly, assets or liabilities of our consolidated foreign subsidiary that are not denominated in its functional currency are subject to effects of currency fluctuations, which may affect our reported earnings.

We have substantial operations in Switzerland. Having substantial international operations increases the difficulty of managing our financial reporting and internal controls and procedures. In addition, to the extent we are unable to respond effectively to political, economic and other conditions in the countries where we operate and do business, our results of operations and financial condition could be materially adversely affected. Moreover, changes in the mix of income from our foreign subsidiaries, expiration of tax holidays and changes in tax laws and regulations could increase our tax expense.

An ongoing contract audit by the Defense Department could result in charges to our earnings and have a negative effect on our cash position and we could be subject to additional future audits.

The Defense Department’s auditing agency is auditing a contract entered into in 1995 and completed in 1999 by a company we purchased. We have requested a release of liability from the prime contractor, but there is no assurance that such a release will be obtained and that we will not incur some liability.

If we are unable to retain key personnel, we could lose our technological and competitive advantage in some product areas and business segments.

Since many of our products employ emerging technologies, our success depends upon the continued service of our key technical and senior management personnel. Some of our scientists and engineers are the key developers of our products and technologies and are recognized as leaders in their area of expertise. The loss of such personnel could threaten our technological and competitive advantage in some product areas and product lines.

Our performance also depends on our ability to identify, hire, train, retain and motivate qualified personnel, especially key executives, operations staff and highly skilled engineers. The industries in which we compete are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel in a highly competitive employment market. All of our employees are “at will” and thus may terminate their employment with us at any time.

Our ability to increase market share and sales depends on our ability to hire, train and retain qualified marketing and sales personnel.

Because many of our products are new, we have limited experience marketing and selling them. To sell our products, our marketing and sales personnel must demonstrate the advantages of our products over competing products, and we must be able to demonstrate the value of new technology in order to sell new products to existing and new customers. The highly technical nature of the products we offer requires that we attract and retain qualified marketing and sales personnel, and we may have difficulty doing that in a highly competitive employment market. Also, as part of our sales and marketing strategy, we enter into arrangements with distributors and sales representatives to sell our products, and it is possible that our arrangements with outside distributors and sales representatives may not be successful.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, redundancy and backup, our internal information technology networking systems are vulnerable to damages from computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Additionally, from time to time, we install new or upgraded business management systems. To the extent such systems fail or are not properly implemented, we may experience material disruption to our business, including our ability to report operating results on a timely basis.

Changes in accounting rules for stock-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which has required us, starting in the first quarter of fiscal year 2006, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations will result in lower earnings per share, which could negatively impact our future stock price. In addition, if we reduce our stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, have created significant additional expenses for public companies. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, significantly increased general and administrative expenses and diversion of management time to such compliance activities. Our recent efforts to comply with section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations have required significant effort and resources, and resulted in significant cost to us. These efforts and expense are increased because of our substantial international operations.

Anti-takeover provisions in our certificate of incorporation and bylaws could prevent certain transactions and could make a takeover more difficult.

Some provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our stockholders. We have a classified board of directors, which means that our directors are divided into three classes that are elected to three-year terms on a staggered basis. Since the three year terms of each class overlap the terms of the other classes of directors, the entire board of directors cannot be replaced in any one year. Furthermore, our certificate of incorporation contains a “fair price provision” which may require a potential acquirer to obtain the consent of our board to any business combination involving us.

We have adopted a program under which our stockholders have rights to purchase our stock directly from us at a below-market price if a company or person attempts to buy us without negotiating with the board. This program is intended to encourage a buyer to negotiate with us, but may have the effect of discouraging offers from possible buyers.

The provisions of our certificate of incorporation and bylaws could delay, deter or prevent a merger, tender offer, or other business combination or change in control involving us that stockholders might consider to be in their best interests. This includes offers or attempted takeovers that could result in our stockholders receiving a premium over the market price for their shares of our common stock.

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

If the investors in our December 2005 financing convert their notes or exercise their warrants, it will have a dilutive effect upon our stockholders.

In December 2005 we issued notes and warrants to an institutional investor. Pursuant to the terms of the notes, the holders of such notes may convert the notes into shares of common stock at any time prior to their maturity at the Conversion Price, subject to adjustment upon specified events, including a price-based weighted average anti-dilution provision, and further subject to adjustment for stock splits, combinations or similar events specified in the notes. Subject to certain conditions, we can automatically convert the notes into common stock of the Company at the Conversion Price. Unless our shares of common stock trade at or above a weighted-average price of 115% of the then effective Conversion Price, we will be obligated to repay equal portions of the principal amount outstanding under the notes on a quarterly basis beginning two (2) years after the date of original issuance, provided that any holder may defer the receipt of any such payment for a period of up to two (2) years. As part of the transaction, we also issued to such investors warrants to purchase up to an additional 394,737 shares of our common stock at the Conversion Price, subject to anti-dilution provisions similar to the provisions set forth in the notes, and further subject to adjustment for stock splits, combinations or similar events. The warrants are exercisable immediately after the closing date of the private placement and expire five (5) years from the date of issuance. If the investor converts the notes or exercises the warrants, we will issue shares of our common stock and such issuances will be dilutive to our stockholders. Because the Conversion Price may be adjusted from time to time in accordance with the provisions of the notes and the warrants, the number of shares that could actually be issued may be greater than the amount described above. In addition, if such institutional investors or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly. Lastly, we have an obligation to file a registration on Form S-3 to cover the resale of the shares underlying the notes and warrants. We are subject to financial penalties for failure to file the registration statement and have it declared effective by the SEC.

We substantially increased our outstanding indebtedness with the issuance of certain subordinated convertible notes and we may not be able to pay our debt and other obligations.

In December 2005 we issued notes in the aggregate principal amount of $25 million in a private placement to an institutional investor. The notes accrue interest at a per annum rate equal to the Federal Funds Rate (as defined in the notes) plus 1.125%, subject to adjustment, with accrued interest payable quarterly. By issuing the notes we increased our indebtedness substantially. In addition, the holders of the notes have imposed certain restrictive covenants, including limits on our future indebtedness and limits on our ability to incur future liens and make certain restricted payments. Upon a change of control (as defined in the notes), the holders of the notes will have certain redemption rights. An event of default would occur under the notes for a number of reasons, including our failure to pay when due any principal, interest or late charges on the notes, certain defaults on our indebtedness, certain events of bankruptcy and our breach or failure to perform certain representations and obligations under the notes. Upon the occurrence of an event of default, our obligations under the notes may become due and payable in accordance with the terms thereof. All shares associated with the subordinated convertible debt and stock warrants are required to be registered by March 20, 2006. A penalty of $12,500 per day will accrue if the shares are not registered by the deadline.

As a result, the issuance of the notes may or will:

•	make it more difficult for us to obtain any necessary financing in the future for working capital, capital expenditures or other purposes;

•	make it more difficult for us to be acquired;

•	require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service;

•	limit our flexibility in planning for, or reacting to, changes in our business; and

•	make us more vulnerable in the event of a downturn in our business or industry conditions.

If we are unable to satisfy our payment obligations under the notes or otherwise are obliged to repay the notes prior to the due date, we could default on such notes, in which case our available cash could be depleted, perhaps seriously, and our ability to fund operations could be materially harmed.

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

We believe that in the future we will need a substantial amount of additional capital for a number of purposes, including the following:

•	to meet potential production volumes for our product lines, particularly our ultracapacitors, which require high-speed automated production lines to achieve targeted customer volume and price requirements;

•	to expand our manufacturing capabilities and develop viable out-source partners and other production alternatives;

•	to fund our continuing expansion into commercial markets and compete effectively in those markets;

•	to develop new technology and cost effective solutions in our business; and

•	to acquire new or complementary businesses, product lines and technologies.

In December 2005, we raised approximately $23.7 million (net of offering expenses) through a private placement of convertible debentures and warrants to purchase shares of our common stock. In July 2005, we raised approximately $5.4 million (net of offering expenses) through the sale of our common stock pursuant to a shelf registration statement on Form S-3. However there can be no assurance that additional financing will be available to us on acceptable terms or at all. If adequate funds are not available when needed, we may be required to change or delay our planned growth, which could result in decreased revenues, profits and a loss of customers. The issuance of additional shares will result in dilution of our current stockholders. Further, if additional financing is accomplished by the issuance of debt, the service cost, or interest, will reduce net income or increase net losses and may also require the issuance of additional warrants to purchase shares of common stock.

The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.

As of December 31, 2005, we had approximately $140.4 million of federal tax and state tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: 1) our ability to generate future taxable income and 2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. The issuance of shares of our commons stock could cause an “ownership change.” Such transactions include the issuance of shares of common stock upon future conversion or exercise of outstanding options, warrants and convertible preferred stock.

Item 1B. Unresolved Staff Comments

None.

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

Item 3. Legal Proceedings

From time to time we are involved in litigation arising out of our operations. We maintain liability insurances, including product liability coverage, in amounts we believe to be adequate. Our subsidiary, I-Bus/Phoenix, Inc., has been named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the county of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf, alleging damages relateing to the repurchase of I-Bus/Phoenix, Inc. shares. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will not materially adversely affect the financial position, results of operations or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders during the fourth quarter of 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Nasdaq National Market under the symbol “MXWL” since 1983. The following table sets forth the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low
Year Ended December 31, 2005
First Quarter	$11.14	$9.10
Second Quarter	12.26	7.44
Third Quarter	14.50	12.00
Fourth Quarter	15.67	12.25
Year Ended December 31, 2004
First Quarter	14.74	7.01
Second Quarter	17.64	12.25
Third Quarter	13.25	8.10
Fourth Quarter	11.60	8.95

As of March 8, 2006, there were 450 holders of record of our common stock. We believe that the number of beneficial owners of our common stock substantially exceeds this number.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently anticipate that any earnings will be retained for the development and expansion of our business and, therefore, we do not anticipate paying cash dividends on our capital stock in the foreseeable future. In addition, under our bank credit and convertible debt agreements, neither we nor any of our subsidiaries may, directly or indirectly, pay any cash dividends to our stockholders.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2005, we did not issue or sell unregistered securities not previously reported in a current report on Form 8-K or in a quarterly report on Form 10-Q.

Item 6. Selected Financial Data

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2005. This data is derived from the Company’s audited consolidated financial statements. During the year ended December 31, 2004, we completed the discontinuance of our Winding Equipment business segment, which we acquired in 2002. Therefore, the financial statements for fiscal 2004, 2003 and 2002 include the reclassification of the Winding Equipment business to discontinued operations.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Continuing Operations:
Total revenue	$45,437	$32,212	$35,166	$54,394	$77,856
Loss from continuing operations	$(6,254)	$(9,808)	$(6,212)	$(37,140)	$(8,221)
Income (loss) from discontinued operations, net of tax	(40)	733	(961)	(4,937)	(4,696)
Cumulative effect of accounting change, net of tax	—	—	878	—	—

Net loss	$(6,294)	$(9,075)	$(6,295)	$(42,077)	$(12,917)

Basic Net Loss Per Share:
Loss from continuing operations	$(0.39)	$(0.67)	$(0.44)	$(3.03)	$(0.82)
Income (loss) from discontinued operations, net of tax	—	0.05	(0.07)	(0.40)	(0.47)
Cumulative effect of accounting change, net of tax	—	—	0.06	—	—

Net loss per share	$(0.39)	$(0.62)	$(0.45)	$(3.43)	$(1.29)

Diluted Net Loss Per Share:
Loss from continuing operations	$(0.39)	$(0.67)	$(0.44)	$(3.03)	$(0.82)
Income (loss) from discontinued operations, net of tax	—	0.05	(0.07)	(0.40)	(0.47)
Cumulative effect of accounting change, net of tax	—	—	0.06	—	—

Net loss per share	$(0.39)	$(0.62)	$(0.45)	$(3.43)	$(1.29)

	As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Total assets	$88,464	$67,726	$63,013	$71,380	$85,704
Cash, cash equivalents, short-term investments in marketable securities and restricted cash	$34,456	$12,795	$11,307	$11,091	$25,559
Short-term borrowings and current portion of long-term debt	$1,695	$1,970	$1,851	$570	$—
Long-term debt excluding current portion	$22,212	$813	$—	$2,675	$6,000
Stockholders’ equity	$49,851	$52,791	$47,692	$49,951	$59,731
Shares outstanding	16,600	15,695	14,339	13,726	10,168

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2005, 2004 and 2003 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. In addition, the discussion and the historical information contain forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment in determining the allowance for inventory reserves, bad debt allowance, allowance for deferred tax assets and tax expenses in the future. Our estimation of liquidity for fiscal year 2006 may be significantly different than our actual results. Negative changes in revenues will affect our estimation in cost of sales, research and development, selling, general and administrative and other aspects of our business.

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan. Subsequently, we provide a summary of some of the highlights from the recently completed fiscal year, followed by a discussion of the different aspects of our business. We then proceed, on page 32, to discuss our results of operations for the year ended December 31, 2005 compared with the year ended December 31, 2004, and for the year ended December 31, 2004 compared with the year ended December 31, 2003. Thereafter, beginning on page 36, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” Beginning on page 39, we discuss our critical accounting policies, the impact of inflation on our business and new accounting pronouncements.

Overview

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.” In 1996, we changed our name to Maxwell Technologies, Inc. Presently headquartered in San Diego, California, we are a developer and manufacturer of innovative, cost-effective energy storage and power delivery solutions.

Maxwell operates as one operating segment called High Reliability, which has two manufacturing locations (San Diego, California and Rossens, Switzerland) and is comprised of three product lines:

•	Ultracapacitors: Our primary focus, ultracapacitors, are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. Our BOOSTCAP® ultracapacitor cells and multi-cell packs and modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including transportation, energy, consumer and industrial electronics and telecommunications.

•	High-Voltage Capacitors: Our CONDIS® high-voltage capacitors are extremely robust devices that are designed and manufactured to perform reliably for decades in all climates. These products include grading and coupling capacitors and capacitive voltage dividers that are used to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•	Radiation-Mitigated Microelectronic Products: Our radiation-mitigated microelectronic products include high-performance, high-density power modules, memory modules and single board computers that incorporate our proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand environmental radiation effects and perform reliably in space.

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

2005 Highlights

For 2005, we reported revenue of $45.4 million and a net loss of $6.3 million, or $0.39 per diluted share, versus revenue of $32.2 million and a net loss of $9.1 million, or $0.62 per diluted share for fiscal 2004. The lower net loss was a result of higher gross margin driven by increased revenue across all product lines and reduced production costs.

During fiscal 2005, we continued to focus on developing strategic alliances, introducing new products, improving liquidity, and reducing product costs and operating expenses. Some of these efforts are described below:

•	In February 2005, Northrop Grumman Space Technology (NGST) selected Maxwell’s SCS750 single board computer for spacecraft control and payload data management for the National Polar-orbiting Operational Environmental Satellite System (NPOESS). We began hardware deliveries during the three-month period ended September 30, 2005.

•	In March 2005, we received approval from the United States Advanced Battery Consortium (USABC) to commence development of a compact, low-cost, high-performance, 48-volt ultracapacitor-based electrical energy storage module for applications in passenger vehicles.

•	In April 2005, Diehl (Luftfahrt Elektronik GmbH), a leading producer of aerospace systems and controls, selected Maxwell’s BOOSTCAP® ultracapacitors to power emergency actuation systems for doors and evacuation slides in passenger aircraft, including the new Airbus 380 jumbo jet.

•	In July 2005, Maxwell raised approximately $5.4 million through the sale of common stock pursuant to a previously filed shelf registration statement.

•	In July 2005, Maxwell announced that Orbital Sciences Corp. selected Maxwell’s SCS750 single board computer (SBC) to manage payload data for NASA’s Glory earth science mission. Glory is a three-year mission that will investigate the composition of greenhouse gasses and the effect of solar radiation on the earth’s environment.

•	In August 2005, Maxwell announced that its Microelectronics unit had been certified to the stringent AS9100 quality assurance standard for suppliers to the aerospace industry. This certification was granted after an extensive audit of Maxwell’s Microelectronics unit verified that it meets aerospace industry-specific quality assurance standards for design, development, production, installation and servicing.

•	In September 2005, Maxwell announced a compact, fully integrated, 48-volt multi-cell BOOSTCAP® ultracapacitor module to ease integration for heavy-duty transportation and industrial applications.

•	In October 2005, Maxwell announced that its BCAP0350 “D cell” ultracapacitor cells and multi-cell packs and modules had successfully completed Underwriters Laboratories’ (UL) recognition process, qualifying them to bear the UL Recognized Component Mark.

•	In December 2005, Maxwell raised approximately $23.7 million, net of transaction fees, through the completion of a private placement of convertible debentures.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenue

Revenue for the year ended December 31, 2005 was $45.4 million, compared with $32.2 million for the year ended December 31, 2004. This represents an increase of $13.2 million, or 41%, from the prior year. Half of the revenue increase came from the Boostcap product line, which experienced increased demand for its products as well as growth from USABC contract revenue. Maxwell expects continued strong demand for its Boostcap products in 2006, however, contract revenue is expected to be lower in 2006. Approximately 40% of the revenue increase came from the High Tension product line, which experienced strong demand from customers in Asia. Management expects High Tension revenue to continue to increase in 2006, but at a lower rate than what was experienced in 2005. Microelectronics revenue provided approximately 15% of the 2005 revenue growth primarily due to revenue from the NPOESS contract. Maxwell expects Microelectronics revenue to continue growing in 2006 driven by the NPOESS contract and other product demand. Revenue for the year ended December 31, 2004 included $1.0 million in license fees received from Yeong-Long Technologies, Inc. (“YEC”) and $1.0 million from low-margin magnetics-based products, neither of which continued in 2005.

Gross Profit

Gross profit for 2005 was approximately $14.0 million, or 31% of revenue, compared with $6.9 million, or 21% of revenue, for the prior year. Included in 2005 gross profit was the impact of contract revenue from both the USABC and NPOESS contracts. These two contracts provided 7% of the total 31% gross profit for 2005. Included in 2004 gross profit was the impact of license fee revenue from YEC, which provided 3% of the total 21% of gross profit for 2004.

Excluding the impact of contract and license fee revenue, gross profit improvement during 2005 was driven primarily by the Boostcap product line, which drove product costs below selling prices accepted at the end of 2004. Boostcap volume increases drove 61% of the gross profit improvement with the remainder driven by price. Reserves of $2.3 million recorded for customer orders received in 2004, which were priced below projected production costs, were fully utilized during 2005. Additional reserves of approximately $618,000 were recorded in the first and third quarters of 2005 for customer orders received priced below production costs. We have received a customer order subsequent to December 31, 2005 that is priced below projected production costs and will require a reserve of approximately $352,000 in the first quarter of 2006. We expect to continue driving down production costs to meet the pricing requirements of the markets in which we compete. Additional reserves may be required against future orders depending on the degree to which we are able to reduce our product costs at the time orders are placed.

Selling, General & Administrative (SG&A) Expense

SG&A expenses were $14.1 million for 2005 compared with $10.2 million for 2004. During 2005, we recorded $361,000 for stock compensation expense and $614,000 for severance pay versus $112,000 of severance pay during 2004. Sales commissions increased $531,000 and audit fees increased $427,000 in 2005 versus 2004. The voluntary reduction in executive pay realized in 2004 was reinstated in 2005, and accounts for $354,000 of increased SG&A cost. Higher compensation costs, excluding executive pay, were $942,000, which was driven primarily by new hires supporting our growth. Stock compensation expense is expected to increase in the future as we implement the requirements of FAS123R in the first quarter of 2006, and as milestones are achieved related to restricted stock awards.

Research & Development (R&D) Expense

R&D expenses were $7.2 million for 2005 compared with $5.5 million for 2004. Increased R&D spending was a result of new product development efforts for Boostcap and Microelectronics product lines as well as higher spending on intellectual property efforts for patent filings. Boostcap development efforts included electrode, ultracapacitor, and module designs while Microelectronics development efforts focused on single board computer development. We expect to introduce a large number of new Boostcap products in 2006 and, therefore, expect to continue our investment in R&D at levels similar to 2005.

Provision (Benefit) For Income Taxes

We recorded a $49,000 tax provision during 2005 compared with a $712,000 tax provision during 2004. The provisions recorded relate to our Swiss subsidiary. The Swiss subsidiary had a tax holiday, which was extended in 2005 for an additional five years. The extended tax holiday reduced Maxwell’s provision for income taxes by $158,000 in 2005.

We have not recorded an income tax benefit for our net loss from fiscal 2005 due to the uncertainty surrounding the realization of the associated deferred tax asset. However, we did record a deferred tax asset, of approximately $2.5 million, and a deferred tax liability, of similar amount, for the embedded conversion rights of our convertible debentures. These amounts are netted in the Balance Sheet. Additionally, we have established a valuation allowance against deferred tax assets other than those related to convertible debentures. Should we become profitable, it is unlikely that cash payments will be required for income taxes during the time net operating loss carryforwards are available.

Discontinued Operations

The Winding Equipment product line included in discontinued operations had sales of $1.0 million and cost of sales of $205,000 during 2004, which are reflected in income from discontinued operations. There was no activity related to the discontinued Winding Equipment product line in 2005. See the discussion on discontinued operations in the 2004 to 2003 comparison below for more detail regarding the disposal transaction.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenue

Revenue for the year ended December 31, 2004 was $32.2 million, compared with $35.2 million for the year ended December 31, 2003. This represents a decrease of $3.0 million, or 8%, from the prior year. The decrease in revenue was caused by the planned phase out of low-margin magnetics-based products, which did not fit within the company’s focus on High Reliability products. In the first quarter of 2004, we recorded the final $1.0 million payment in license fees received from YEC in exchange for the right to manufacture our BOOSTCAP® ultracapacitors in China. The license fee payment is shown as a separate line item in our Consolidated Statements of Operations. Revenues for the year ended December 31, 2003 included $4.0 million in license fees received from YEC. High Reliability product revenues for both fiscal 2004 and 2003 were approximately $31.2 million.

Gross Profit

Gross profit for 2004 was approximately $6.9 million, or 21% of revenue, compared with $6.6 million, or 19% of revenue, for the prior year. Product gross profit, excluding YEC license fees, was approximately $5.9 million, or 19% of product revenue, for 2004, compared with $2.6 million, or 8% of product revenue, for 2003. Product gross profit in 2004 improved dramatically (approximately $3.3 million, or 126%) compared with the prior year due to the focus on core High Reliability product lines, the phase-out of low-margin product lines and improved manufacturing efficiencies.

The improvement in product gross profit was partially offset by reserves recorded of approximately $500,000 in the first quarter of 2004, approximately $440,000 in the third quarter of 2004 and approximately $1.4 million in the fourth quarter of 2004 for ultracapacitor orders received that were priced below our production costs. The orders placed in the third and fourth quarters of 2004 were part of a larger supply agreement. We also recorded reserves of approximately $450,000 in the third quarter and approximately $730,000 in the fourth quarter of 2004 for excess and obsolete inventories.

Selling, General & Administrative (SG&A) Expense

SG&A expenses were $10.2 million for 2004, compared with $11.4 million for 2003. This represents a decrease of $1.2 million, or 11%. During 2003, we recorded approximately $800,000 in charges related to reserves against loans made to a former subsidiary and accruals for severance to the former Chairman of the Company. Reductions in the labor force in the fourth quarter of 2003 also contributed to the overall decrease in 2004. Executive pay was voluntarily reduced 30% in 2004, which lowered expenses $328,000 as compared to the prior year. The savings resulting from the reductions in labor force and executive pay were partially offset by increased costs of approximately $1.0 million associated with our Sarbanes-Oxley compliance activities.

Research & Development (R&D) Expense

R&D expenses were $5.5 million for 2004 compared with $5.8 million for 2003. This represents a decrease of approximately $300,000, or 5%. Our R&D expenses varied slightly from year to year due to non-headcount expenses relating to materials and outside services. R&D efforts are focused on our single-board computer and ultracapacitor electrode and packaging technologies.

Provision (Benefit) For Income Taxes

For 2004, we recorded a $712,000 provision compared with a benefit of $96,000 during 2003. The provision booked in 2004 related primarily to the expected change in tax rates applicable to the net deferred tax liabilities for our Swiss subsidiary. The Swiss subsidiary has a tax holiday, which was set to expire in 2005 and, therefore, existing tax liabilities would have been realized at the higher non-tax holiday rate. The tax holiday was actually extended in 2005. The income tax benefit recorded in 2003 related to losses incurred in our Swiss subsidiary was offset against taxable income in 2004.

Discontinued Operations

In December 2003, Maxwell Technologies, SA (our Swiss subsidiary formerly known as Montena Components Ltd.) sold all of the fixed assets, substantially all inventory, and all warranty and employee agreement obligations of its Winding Equipment business, located in Matran, Switzerland, to Metar SA, a new company formed by the former CEO of Montena Components and a Metar employee. The business was sold for $324,000, and we recognized a loss on disposal, net of tax, of $529,000. The new Metar company completed during January through June 2004 certain work in progress related to customer orders received by Maxwell Technologies, SA before the date of sale. We concluded our continuing involvement in the Winding Equipment business in the second quarter of 2004 with the shipment of the final Metar product order that we were obligated to fulfill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations related to the Winding Equipment business which was recorded as continuing operations through the first quarter of 2004 have been reclassified as discontinued operations for fiscal 2004, and 2003. The Winding Equipment product line included in discontinued operations had sales of $1.0 million and cost of sales of $205,000 during 2004, which are reflected in income from discontinued operations.

In March 2001, we sold our Government Systems business for $20.7 million and recorded a gain of $1.1 million, net of a $2.7 million provision mainly related to ongoing lease obligations. As of December 31, 2005 and 2004, the remaining lease obligation, which expires in April 2006, is $204,000, and is fully reserved, and $650,000 with a reserve provision of $608,000, respectively.

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

In June 2003, we decided to discontinue marketing and supporting our electronic components tester business and recorded charges in cost of sales of $444,000 primarily attributable to excess inventory and equipment, $393,000 primarily attributable to warranty buy-outs, and $259,000 primarily attributable to expected future warranty returns in the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003, respectively. We reversed $177,000 of warranty reserves related to the tester business in Q4 2005. Sales for our electronic components tester business were immaterial in all periods presented.

In September 2002, we sold the I-Bus/Phoenix, Inc. business for $7.0 million in debt and certain other considerations. We also incurred $7.6 million in charges related to goodwill impairment and other asset write-downs related to that business. The loss on the disposition totaled $7.0 million as we fully reserved for the note due to risks of collectability. During 2003, we received final settlement payments of $475,000 from the new I- Bus Corporation, which was a partial recovery of the $7.0 million note. The recovery is reflected in “(Gain)/loss on sale of businesses” in the 2003 consolidated statements of operations.

In September 2002, we also sold our non-core TeknaSeal glass-to-metal seals business for $5.5 million in cash, of which $1.0 million was held in an escrow account and subsequently released to us over the succeeding four calendar quarters. We recorded a net gain of $200,000 in the fourth quarter of 2002 and recorded additional gains of $695,000 for the year ended December 31, 2003.

Other Events

In 2005, 2004 and 2003, we made an assessment of the Company’s goodwill and intangible assets and determined that there was no impairment. Accordingly, no goodwill impairments were recognized for the years ended December 31, 2005, 2004 and 2003.

Amortization of other intangibles was $76,000 for the years ended December 31, 2005, 2004 and 2003 and relates to the amortization of developed core technology acquired in conjunction with the 2002 acquisition of Montena Components and the amortization of ultracapacitor intellectual property that was recorded in conjunction with the 2003 merger of the Electronic Components Group, a majority-owned subsidiary, into Maxwell after the purchase of all shares not already owned by us.

Interest income, net was $198,000, $46,000 and $13,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The large increase in net interest income for 2005 is due to investments in marketable securities of funds received from stock offerings and convertible debt issuance.

The gain on embedded derivative liabilities of $800,000 is related to the convertible debentures issued in December 2005. The initial fair value of the embedded conversion features and warrants of $9.2 million as of December 20, 2005 are treated as a discount to the $25 million debenture and are amortized over the four-year life of the note. In addition, there are $1.3 million of prepaid fees related to the issuance of the convertible debt, which are also amortized over the four-year life of the note. The $100,000 of amortization of debt discount and prepaid fees is for the period of December 20, 2005 to December 31, 2005. A full quarter’s worth of amortized debt discount and prepaid fees would be $904,000 for each quarter in 2006 using the effective interest method. The fair value calculation at December 31, 2005 was impacted by the change in Maxwell’s stock price, which decreased $1 per share from December 20, 2005 to December 31, 2005 to $14.17 per share. The fair value of the embedded conversion features and warrants will be recalculated each reporting period and any difference in value from the prior period will be reflected in the Statement of Operations. If Maxwell’s stock price were to be $17 per share at March 31, 2006, we would recognize a $1.9 million expense to the Statement of Operations due to the fair value calculation for the first quarter of fiscal 2006. The future impact of fair value recalculations will be difficult to predict, given the historical volatility of Maxwell’s stock price, however, it is a non-cash item and will not impact cash flow.

An investment impairment of $500,000 was recorded in 2001 related to Maxwell’s ownership of approximately 1% of a privately-held company involved in support services in the areas of information technology, system and software integration and engineering and technical services under contract with various government agencies. Upon review of its annual financial statements and discussions with its chief financial officer, we were informed that the company had a negative net worth and had decided to restructure its operations to discontinue its information technology and software integration and engineering businesses and focus only on government contracting. Based on these facts and the uncertainty surrounding its ability to return to profitability, we concluded that the investment was impaired and we fully reserved for the investment. In 2003, we recovered $183,000 of the $500,000 recorded as impaired in 2001 and reflected the recovery as a gain on sale of business.

Liquidity and Capital Resources

Changes in Cash Flow

For the year ended December 31, 2005, cash used in operating activities was $5.1 million compared with $8.8 million for the year ended December 31, 2004 and $5.5 million for the year ended December 31, 2003. The use of cash for the years ended December 31, 2005, 2004, and 2003 was primarily attributed to operating losses from continuing operations. Our restructuring plan that started in 1999 was completed in early 2004, and we started realizing the benefit of our restructuring effort during 2004 and 2005. Performance indicators such as productivity, lower production cost and new product introductions have had a positive impact on reducing the net cash used in operating activities. The increased productivity should continue to improve our gross margins and reduce our operating expenses as a percentage of revenues in 2006. During 2005, accounts receivable and inventory balances grew in support of higher revenue levels, and accrued compensation increased due to severance for certain executives.

Capital expenditures for the years ended December 31, 2005, 2004 and 2003 were $3.8 million, $3.0 million and $2.4 million, respectively. Capital spending has been focused on automating production processes for the High Voltage and Boostcap product lines. Capital expenditures for 2006 are expected to be approximately $6.2 million, which will be invested primarily in production equipment to increase capacity for the higher customer demand of Boostcap products.

In February 2004, we secured a $3.0 million line of credit from a U.S. bank, which was renewed in 2005, that is available for working capital needs limited by the amount of eligible assets. The line has not been used to date and we have decided to not renew the credit line, which expired as of January 31, 2006. We also have a line of credit for 2 million Swiss Franc (approximately $1.5 million) from a Swiss bank for working capital in Switzerland. The line was fully used as of December 31, 2005 and 2004. We also have a 1.15 million Swiss Franc (approximately $874,000) term loan available from a Swiss bank for capital equipment purchases. Approximately, $699,000 was outstanding as of December 31, 2005. We had approximately $33.8 million in cash, cash equivalents and restricted cash and approximately $696,000 in short-term investments at the end of December 2005. We raised, net of issuance costs, approximately $10.1 million in November 2004 and $5.4 million in July 2005 from the sale of shares of common stock. We raised approximately $23.7 million, net of issuance fees, from convertible debentures in December 2005. In addition, the warrants issued as part of the convertible debt would provide $7.5 million additional liquidity if fully exercised. We believe the liquidity provided by the existing cash and cash equivalents and investments in marketable securities, and borrowing available under our line of credit, will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months.

Short-term and Long-term Borrowings

Short-term Borrowings

Maxwell’s European subsidiary, Maxwell Technologies SA, has a 2.0 million Swiss Franc (approximately $1.5 million as of December 31, 2005) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 2.52%. Borrowings under the credit agreement are unsecured and as of December 31, 2005, the full amount available under the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $760,000 as of December 31, 2005) overdraft credit agreement with a Swiss bank which renews annually. Borrowings under the credit agreement bear interest at 5.0%. Borrowings under the credit agreement are unsecured and as of December 31, 2005, none of the overdraft credit line was drawn.

Approximately $49,000 of letters of guarantee was outstanding as of December 31, 2005 primarily related to customer deposits at our Swiss subsidiary.

In February 2004, we secured a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. In March 2005, the credit line was renewed on substantially the same terms as the prior credit line. The line has not been used to date and management has decided not to renew the line in 2006, which expired on January 31, 2006. This line was secured by accounts receivable and assets of the Company and bore interest at the bank’s prime rate plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement required us to maintain a minimum tangible net worth of $35.7 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. At December 31, 2005, the Company was required to maintain 50% of their banking activities and investment balances with the bank providing the credit line. The Company was in compliance with all covenants as of December 31, 2005.

Long-term Borrowings

Maxwell Technologies, SA has a term loan with a maximum draw of 1.15 million Swiss Francs, or approximately $874,000, for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan has been borrowed up to the maximum limit and is being repaid over five years. As of December 31, 2005, approximately $699,000 was outstanding. The weighted average interest rate on the funds borrowed at December 31, 2005 was 4.0%.

Maxwell SA had a loan from the Montena SA pension plan for 300,000 Swiss Francs, or approximately $265,000, that was paid off during 2004.

Convertible Debentures

In December 2005, we issued $25 million in aggregate principal amount of senior subordinated convertible debentures due and payable from December 2007 through December 2009 and warrants to purchase 394,737 shares of Maxwell common stock. The net proceeds of the issuance totaled approximately $23.7 million after direct placement costs of approximately $1.3 million. The debentures are convertible into 1,315,790 shares of Maxwell’s common stock. The debentures and warrants are convertible at $19.00 per share subject to adjustment upon certain events such as the sale of equity by us. At December 31, 2005, the interest rate on the debentures was 5.375%. All shares associated with the subordinated convertible debt and stock warrants are required to be registered by March 20, 2006. A penalty of $12,500 per day will accrue if the shares are not registered by the deadline.

The debentures agreement requires us to maintain a minimum cash balance of at least $8.0 million. This amount is classified as restricted cash at December 31, 2005.

Stock Sale

In November 2004 and July 2005, the Company raised approximately $10.1 and $5.4 million, respectively, after deduction of expenses and fees through the sale of approximately 1.7 million shares of common stock to institutional investors. The Company sold the shares directly to the investors in a negotiated transaction in which no underwriters were used for placement. The shares had previously been registered under the Securities Act of

1933, as amended, pursuant to a shelf registration statement filed on Form S-3 with the Securities and Exchange Commission in September 2004.

Discontinued Operations

Cash from discontinued operations has fluctuated from a use of cash in 2003 and 2005 to a source of cash in 2004. The use of cash from discontinued operations has been caused primarily by the PurePulse business and by vacant facilities associated with the Government Systems business. The source of cash in 2004 was a result of the discontinued Winding Equipment business, which generated sales of $1 million in 2004 that more than offset the use of cash from the other discontinued operations. The Company expects the use of cash from discontinued operations to be significantly lower in 2006 than in 2005 as the lease of vacant facilities expires in April 2006.

Government Audits

The Company was the subject of government audits of two businesses sold or discontinued in 2001. A contract, not assumed by the acquirers of the Company’s former defense contract business, entered into in 1990 and completed in the late 1990s was being audited by the Defense Department’s auditing agency. The Defense Department’s audit was completed in 2005 and the Company reimbursed an immaterial amount to finalize the audit.

The Internal Revenue Service (IRS) had assessed the Company with a penalty of approximately $262,000 for failure to file Form W-2s for a business sold in 2001. The acquiring company of our former business did write the IRS stating that they would be responsible for the filing of 2001 Form W-2s. During 2005, the IRS fully released the Company from the $262,000 penalty.

The Defense Department’s auditing agency is auditing a contract entered into by our Microelectronics group as a subcontractor in 1995 and completed in 1999. The Company has requested a release of liability from the prime contractor. There is no assurance that such a release will be obtained or that the Company will not incur some liability. While management does not anticipate an unfavorable settlement of this matter, unfavorable results of the remaining audit would result in an adverse impact on the Company’s cash flow.

Other Events

In 2005, a customer brought to our attention a possible defect in a product that we source from another manufacturer and resell to the customer. We are in the process of investigating this matter, but are not yet able to determine what, if any, warranty exposure Maxwell may have, and therefore, we have not recorded any warranty reserve provision. We carry insurance that we believe would cover all or a portion of any obligation that might ultimately arise from this matter.

Minority Equity Interests in Subsidiaries

PurePulse, which suspended operations in 2002 and is classified as discontinued operations, has minority equity investors. These investors are former employees who were issued shares when PurePulse originally was incorporated and former employees who have exercised stock options in that entity. As of December 31, 2005 and 2004, minority investors owned approximately 18% of the outstanding stock of PurePulse.

Contractual Obligations

	Payment due by period (in thousands)
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating Lease Obligations (1)	$3,852	$1,525	$2,327	$—	$—
Purchase Commitments (2)	2,529	2,529	—	—	—
Debt Obligations (3)	27,219	1,695	25,524	—	—

Total	$33,600	$5,749	$27,851	$—	$—

(1)	Operating lease obligations represent building leases, for U.S. and Switzerland locations as well as vehicle leases for management personnel at our Switzerland facility.

(2)	Purchase commitments primarily represent the value of non-cancelable purchase orders and an estimate of purchase orders that if cancelled would result in a significant penalty to the Company.

(3)	Debt obligations represent long-term and short-term borrowings and current portion of long-term debt.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP. We have used certain assumptions and judgments in the preparation of these financial statements, which assumptions and estimates may potentially affect the reported amounts of assets and liabilities and the disclosure of contingencies as well as reported amounts of revenues and expenses. The following may involve a high degree of judgment and complexity and, as such, management assumptions and conclusions in these areas may significantly impact the results of operations of the Company.

Revenue Recognition

For the fiscal year ended December 31, 2005, substantially all of our revenue was derived from the sale of manufactured products directly to customers and revenue recognized at the time costs were incurred for certain long-term contracts. Licensing fees received for the right to manufacture our proprietary BOOSTCAP® ultracapacitors were another revenue category in fiscal years ended December 31, 2004 and 2003. Product revenue is recognized, according to the guidelines of Staff Accounting Bulletin Numbers 101 and 104, when title passes to the customer at either shipment from our facilities or receipt at their facility, depending on shipping terms, provided collectability is reasonably assured. In general no discounts are offered and there is no right of return. Revenue recognized at the time costs are incurred is calculated on a percentage of completion basis, in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and is limited by the funding of the prime contractor. License fee revenues are recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs.

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

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill no longer be amortized but is subject to an annual impairment test and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values of the reporting units, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. We have determined the fair value of our reporting units based on the market value of the Company’s stock. The market value of the Company’s stock at December 31, 2005 exceeded the carrying values of the reporting units and, therefore, the second step calculation to determine the implied fair value of goodwill was not necessary.

We cannot say with certainty that we may not incur charges for impairment of goodwill in the future if the fair value of Maxwell Technologies and Maxwell SA decrease due to market conditions, revisions in our assumptions or other unanticipated circumstances. Any additional impairment charges will adversely affect our results of operations.

Convertible Debentures

We account for convertible debentures and warrants in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19” were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders’ equity. The convertible debentures issued on December 20, 2005 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible debt on December 20, 2005 were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in our Statement of Operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at December 20, 2005 and December 31, 2005. The December 20, 2005 valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the four-year life of the debentures using the effective interest method. The December 31, 2005 valuation was used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the Statement of Operations. The Company’s stock price is one input used in the Black-Scholes calculation, which has a significant impact on the calculation. The $1 per share change in the Company’s stock price from December 20, 2005 to December 31, 2005 generated an $800,000 gain on embedded derivative liabilities in the Statement of Operations. The volatility of the Company’s stock price is likely to generate large swings in the valuations of the conversion features and warrants in future periods.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of our fiscal years in the three-year period ended December 31, 2005. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based payment, or SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R allows for either the modified prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is planning to adopt the modified prospective transition method.

On April 15, 2005, the Securities and Exchange Commission issued a final rule on the effective dates for application of SFAS No. 123R. SFAS No. 123R is effective beginning with the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. Presently, the Company has elected to adopt this statement effective January 1, 2006.

The impact of adoption of SFAS No. 123R cannot be predicted at this time because that will depend on the method of adoption elected, the fair value and number of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS No. 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma loss per share. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, requiring companies to treat idle facility costs, abnormal handling costs, freight and wasted materials as current period charges rather than as a portion of inventory costs. SFAS No. 151 is effective for the annual periods beginning after June 15, 2005. The Company has implemented SFAS No. 151 and it has not had an impact on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company has implemented SFAS No. 154 and it has not had an impact on the Company’s results of operations or financial position.

In June 2005, the Emerging Issues Task Force issued EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19 which provides guidance on the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 05-2 is to be applied to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has implemented EITF No. 05-2, and its impact was to require the classification of the conversion features of convertible debentures as derivative instruments.

In September 2005, the Emerging Issues Task Force issued EITF No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature which provides guidance on the application of SFAS No. 109, Accounting for Income Taxes. EITF No. 05-8 is to be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company has implemented EITF No. 05-8, and its impact was to require recognition of a deferred tax asset and a deferred tax liability of approximately $2.5 million related to the embedded conversion features of the convertible debentures.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Applications of Statement 133 to Beneficial Interests in Securitized Financial Assets. The Company is still evaluating the impact of SFAS No. 155.

Off Balance Sheet Arrangements

None.

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

Interest Rate Risk

At December 31, 2005, we had approximately $2.2 million or 2.9 million Swiss Franc denominated-debt, of which $524,000 is classified as long-term debt. The carrying value of these borrowings approximates fair value due to the short maturity dates of these instruments. We also had $25 million of long-term debt for convertible debentures issued on December 20, 2005, of which $22.2 million is classified as long-term debt. We do not anticipate significant interest rate swings in the near future; however, the exchange loss or gain may affect the consolidated balance sheet or the statement of operations. An increase in interest rates from 5.375% to 15.375% on our debt would have a $2.7 million effect on our related interest expense.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2005, third parties manage approximately $696,000 of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks. A 10% change in the interest rate on our marketable securities would not have a material effect on our interest income. The Company expects to invest more of the funds raised on December 20, 2005 in marketable securities and, therefore, a 10% change in interest rate would have a material effect on our interest income in the future.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto appear on pages 43 to 73 of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Maxwell Technologies, Inc.

San Diego, California

We have audited the consolidated balance sheets of Maxwell Technologies, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the 2005 and 2004 financial statement schedule listed at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxwell Technologies, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maxwell Technologies, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Maxwell Technologies, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of Maxwell Technologies, Inc.’s internal control over financial reporting.

/s/    MCGLADREY & PULLEN, LLP

San Diego, California

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Maxwell Technologies, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows of Maxwell Technologies, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2003. Our audit also included the 2003 financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Maxwell Technologies, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for its Swiss pension plan to conform with Statement of Financial Accounting Standards No. 87, as amended.

/s/    DELOITTE & TOUCHE LLP

San Diego, California

March 29, 2004

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$25,760	$10,740
Investments in marketable securities	696	2,055
Trade and other accounts receivable, net	6,915	6,911
Inventories, net	9,536	8,105
Prepaid expenses and other current assets	841	921

Total current assets	43,748	28,732
Property and equipment, net	10,368	10,892
Other intangible assets, net	1,541	1,891
Goodwill	18,549	21,101
Prepaid pension asset	4,930	5,060
Restricted cash	8,000	—
Other non-current assets	1,328	50

	$88,464	$67,726

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,870	$7,291
Accrued warranty	632	701
Accrued employee compensation	2,588	1,591
Short-term borrowings and current portion of long-term debt	1,695	1,970
Deferred tax liability	291	357
Net liabilities of discontinued operations	527	1,045

Total current liabilities	12,603	12,955
Deferred tax liability, long-term	1,198	1,167
Convertible debentures and long-term debt, excluding current portion	22,212	813
Stock warrants	2,600	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 16,600 and 15,695 shares issued and outstanding at December 31, 2005 and 2004, respectively	1,660	1,569
Additional paid-in capital	136,135	126,317
Unearned compensation	(2,438)	—
Accumulated deficit	(87,600)	(81,306)
Accumulated other comprehensive income	2,094	6,211

Total stockholders’ equity	49,851	52,791

	$88,464	$67,726

See accompanying notes to consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Sales	$45,437	$31,212	$31,166
License fees	—	1,000	4,000

Total revenue	45,437	32,212	35,166
Cost of sales (1)	31,403	25,301	28,554

Gross profit	14,034	6,911	6,612
Operating expenses (income):
Selling, general and administrative (1)	14,127	10,214	11,433
Research and development (1)	7,175	5,528	5,844
Amortization of other intangibles	76	76	76
Loss (gain) on sale of property and equipment	40	41	(1,417)
Gain on sale of businesses	—	—	(1,170)
Pension curtailment and settlement gain	—	—	(2,177)
Stock option compensation expense	—	—	313

Total operating expenses	21,418	15,859	12,902

Loss from operations	(7,384)	(8,948)	(6,290)
Interest income, net	198	46	13
Amortization of debt discount and prepaid costs	(100)	—	—
Gain on embedded derivative liabilities	800	—	—
Other income (expense), net	281	(194)	(31)

Loss from continuing operations before income taxes	(6,205)	(9,096)	(6,308)
Income tax provision (benefit)	49	712	(96)

Loss from continuing operations	(6,254)	(9,808)	(6,212)
(Loss) income from discontinued operations, net of tax	(40)	733	(961)

Loss before cumulative effect of accounting change	(6,294)	(9,075)	(7,173)
Cumulative effect of accounting change, net of tax	—	—	878

Net loss	$(6,294)	$(9,075)	$(6,295)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.39)	$(0.67)	$(0.44)
Income (loss) from discontinued operations, net of tax	—	0.05	(0.07)
Cumulative effect of accounting change, net of tax	—	—	0.06

Net loss per share	$(0.39)	$(0.62)	$(0.45)

Shares used in computing basic and diluted net loss per share	16,029	14,637	13,939

(1)	Included within cost of sales, selling, general and administrative and research and development are rental fees to a related party, Montena SA, totaling $797,000, $795,000 and $809,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

See accompanying notes to consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
Balance at January 1, 2003	13,726	$1,373	$114,176	$—	$(65,936)	$338	$49,951

Stock purchase and option plans	148	15	1,012	—	—	—	1,027
Shares issued for business acquisition	465	46	(46)	—	—	—	—
Net loss	—	—	—	—	(6,295)	—	(6,295)	$(6,295)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	3,112	3,112	3,112
Unrealized (loss) on marketable securities, net of taxes	—	—	—	—	—	(103)	(103)	(103)

Balance at December 31, 2003	14,339	1,434	115,142	—	(72,231)	3,347	47,692	$(3,286)

Stock purchase and option plans	167	16	1,022	—	—	—	1,038
Proceeds from issuance of common stock	1,189	119	10,153	—	—	—	10,272
Net loss	—	—	—	—	(9,075)	—	(9,075)	$(9,075)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	2,859	2,859	2,859
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	5	5	5

Balance at December 31, 2004	15,695	1,569	126,317	—	(81,306)	6,211	52,791	$(6,211)

Stock purchase and option plans	219	22	1,625	—	—	—	1,647
Proceeds from issuance of common stock	489	49	5,414	—	—	—	5,463
Restricted stock awards	197	20	2,779	(2,799)	—	—	—
Earned compensation	—	—	—	361	—	—	361
Net loss	—	—	—	—	(6,294)	—	(6,294)	$(6,294)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	(4,118)	(4,118)	(4,118)
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	1	1	1

Balance at December 31, 2005	16,600	$1,660	$136,135	$(2,438)	$(87,600)	$2,094	$49,851	$(10,411)

See accompanying notes to consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities:
Loss from continuing operations	$(6,254)	$(9,808)	$(6,212)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	3,548	3,553	3,608
Amortization	207	207	197
Amortization of debt discount and prepaid fees	100	—	—
Gain on embedded derivative liabilities	(800)	—	—
Pension benefit	(329)	(352)	(2,265)
Stock based compensation expense	361	—	313
Loss (gain) on sales of property and equipment	40	41	(1,417)
Gain on sales of business	—	—	(1,170)
(Gain from recoveries) provision for losses on accounts receivable	(96)	212	241
Net cash provided by (used in) discontinued operations	(559)	284	(1,255)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Trade and other accounts receivable	(489)	(861)	2,335
Inventories	(1,938)	(519)	4,449
Prepaid expenses and other assets	109	468	13
Deferred income taxes	(17)	597	(116)
Accounts payable and accrued liabilities	(18)	(2,556)	(4,302)
Accrued employee compensation	1,085	(104)	63

Net cash used in operating activities	(5,050)	(8,838)	(5,518)

Investing activities:
Proceeds from sale of businesses	—	—	632
Purchases of property and equipment	(3,809)	(3,022)	(2,439)
Proceeds from sale of property and equipment	—	263	8,872
Proceeds from sale of marketable securities	5,543	2,329	7,746
Purchases of marketable securities	(4,135)	(1,974)	(2,758)
Restricted cash	(8,000)	—	—

Net cash provided by (used in) investing activities	(10,401)	(2,404)	12,053

Financing activities:
Principal payments on long-term debt and short-term borrowings	(3,459)	(1,816)	(4,520)
Proceeds from long-term and short-term borrowings	25,374	2,448	3,013
Stock warrants	2,900	—	—
Deferred borrowing costs	(1,341)	—	—
Proceeds from issuance of company stock	7,110	11,310	714

Net cash provided by (used in) financing activities	30,584	11,942	(793)

Increase in cash and cash equivalents from operations	15,133	700	5,742
Effect of exchange rate changes on cash and cash equivalents	(113)	256	497

Increase in cash and cash equivalents	15,020	956	6,239
Cash and cash equivalents at beginning of year	10,740	9,784	3,545

Cash and cash equivalents at end of year	$25,760	$10,740	$9,784

Cash paid for:
Interest	$1,124	$82	$193
Income taxes	$9	$419	$164

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

Maxwell operates as a single operating segment, High Reliability, which is comprised of two manufacturing locations (San Diego, California and Rossens, Switzerland) and three product lines:

•	Ultracapacitors: Our primary focus, ultracapacitors, are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. Our BOOSTCAP® ultracapacitor cells and multi-cell packs and modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including transportation, energy, consumer and industrial electronics and telecommunications.

•	High-Voltage Capacitors: Our CONDIS® high-voltage capacitors are extremely robust devices that are designed and manufactured to perform reliably for decades in all climates. These products include grading and coupling capacitors and capacitive voltage dividers that are used to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•	Radiation-Mitigated Microelectronic Products: Our radiation-mitigated microelectronic products include high-performance, high-density power modules, memory modules and single board computers that incorporate our proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand environmental radiation effects and perform reliably in space.

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

Financial Statement Presentation

The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation. The PurePulse business, which was discontinued in September 2002 and was previously reported as a separate segment, and the Winding Equipment segment, which was sold in December 2003, and which was recorded as continuing operations through the first quarter of fiscal year 2004, have been reclassified as discontinued operations (Note 12). The results of operations of other business units that do not meet the criteria to be classified as a discontinued operation and were sold or otherwise disposed of are included in continuing operations through the date of sale. As a result of the reclassification of the Winding Equipment business, the Company is operating as a single reportable segment.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets and the incurrence of losses on warranty costs, the fair value of warrants and embedded conversion options related to convertible debentures, vacant leased facilities and other facilities offered for sale. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of such factors, actual results could differ from the estimates used by management.

Certain prior year amounts have been reclassified to conform to the current year presentation with no effect on total stockholders’ equity or net loss. The Company’s fiscal quarters end on the last day of the calendar month on March 31, June 30, September 30, and December 31.

Cash and Cash Equivalents, Investments in Marketable Securities

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized zero, zero and $49,000 in net realized gains in the years ended December 31, 2005, 2004 and 2003, respectively. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at December 31, 2005 and 2004 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
As of December 31, 2005:
U.S. Government and Agencies:
Maturing within 1 year	$324	$—	$324
Corporate Debt Securities:
Maturing within 1 year	371	1	372
Maturing between 1 and 5 years	—	—	—

Total	$695	$1	$696

Current	$695	$1	$696
Non-current	—	—	—
As of December 31, 2004:
U.S. Government and Agencies:
Maturing within 1 year	$1,845	$8	$1,853
Corporate Debt Securities:
Maturing within 1 year	199	3	202
Maturing between 1 and 5 years	50	—	50

Total	$2,094	$11	$2,105

Current	$2,044	$11	$2,055
Non-current	50	—	50

Restricted Cash

The Company’s convertible debentures agreement requires the Company to maintain minimum cash balances of at least $8.0 million. This amount is classified as restricted cash at December 31, 2005. No cash balances were restricted at December 31, 2004.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, investments in marketable securities, accounts receivable, accounts payable and borrowings. The Company believes the financial instruments’ recorded values approximate current values because of their nature and respective durations. The fair value of marketable securities is determined using quoted market prices for those securities or similar financial instruments. The fair value of long-term debt is based on quoted market prices for same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. The convertible debentures issued on December 20, 2005 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible debt on December 20, 2005 were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in our Statement of Operations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The fair value of convertible debentures is based on discounted cash flows of principal and interest payments.

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

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method. Depreciation and amortization is provided over the estimated useful lives of the related assets (three to ten years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the lease.

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

Goodwill and Intangible Assets

Goodwill, which represents the excess of the cost of an acquired business over the net of the fair value assigned to its assets acquired and liabilities assumed, is not amortized. Instead, goodwill is assessed for impairment under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (Note 7). Intangible assets with finite lives continue to be amortized on a straight-line basis over their useful lives of 10 to 12 years and are evaluated for impairment whenever events, or changes in circumstances, indicate that their carrying value may not be recoverable under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s accounts receivable. The Company’s accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. One customer, ABB Ltd., provided 23% and 36% of revenue in 2005 and 2004, respectively and comprised 28% and 23% of accounts receivable balances at December 31, 2005 and 2004, respectively.

Certain financial information by geographic region based on Company locations is provided below:

	Year ending December 31,
	2005	2004	2003
	(in thousands)
Revenues:
United States	$18,968	$16,773	$22,205
Europe	26,469	15,439	12,961

Total	$45,437	$32,212	$35,166

(Loss) income from operations:
United States	$(9,046)	$(8,119)	$(8,128)
Europe	1,662	(829)	1,838

Total	$(7,384)	$(8,948)	$(6,290)

Long-lived assets:
United States	$10,090	$9,337	$10,742
Europe	21,696	24,547	21,507

Total	$31,786	$33,884	$32,249

Revenue Recognition

For the fiscal year ended December 31, 2005, substantially all of our revenue was derived from the sale of manufactured products directly to customers and revenue recognized at the time costs were incurred for certain long-term contracts. Licensing fees received for the right to manufacture our proprietary BOOSTCAP® ultracapacitors were another revenue category in fiscal years ended December 31, 2004 and 2003. Product revenue is recognized, according to the guidelines of Staff Accounting Bulletin Numbers 101 and 104, when title passes to the customer at either shipment from our facilities or receipt at their facility, depending on shipping terms, provided collectability is reasonably assured. In general no discounts are offered and there is no right of return. Revenue recognized at the time costs are incurred is calculated on a percentage of completion basis, in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and is limited by the funding of the prime contractor. License fee revenues are recognized when the performance requirements have been met, the fee is fixed or determinable, and collection of fees is probable. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs.

Research and Development Expense

Research and development expenditures are expensed in the period incurred.

Advertising Expense

Advertising costs are expensed in the period incurred. Advertising expense was $265,000, $326,000 and $276,000 for fiscal 2005, 2004 and 2003, respectively.

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

Other Comprehensive Income (Loss)

Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments in marketable securities are reported, net of their related tax effect, to arrive at comprehensive loss. As of December 31, 2005, accumulated other comprehensive income consisted of $2.1 million of unrealized gain on foreign currency translation and $1,000 in unrealized gain on investments in marketable securities.

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

	Years Ended December 31,
	2005	2004	2003
Numerator
Basic:
Loss from continuing operations	$(6,254)	$(9,808)	$(6,212)
Income (loss) from discontinued operations, net of tax	(40)	733	(961)
Cumulative effect of accounting change, net of tax	—	—	878

Net loss	$(6,294)	$(9,075)	$(6,295)

Denominator
Basic:
Weighted average shares outstanding	16,029	14,637	13,939
Diluted:
Effect of dilutive securities:
Common stock options	—	—	—

Total weighted average common and potential common shares outstanding	16,029	14,637	13,939

Basic and diluted net loss per share:
Loss from continuing operations	$(0.39)	$(0.67)	$(0.44)
Income (loss) from discontinued operations, net of tax	—	0.05	(0.07)
Cumulative effect of accounting change, net of tax	—	—	0.06

Basic and diluted net loss per share	$(0.39)	$(0.62)	$(0.45)

For fiscal years 2005, 2004, and 2003, incremental equivalent shares under common stock options, of 981,844, 211,826, and 143,560 respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. Shares issuable on conversion of convertible debentures of 1,315,790 have also been excluded in the computation of diluted earnings per share as their impact would have been anti-dilutive.

Stock Compensation

The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock Based Compensation—Transitions and Disclosure. In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted to employees in the years ended December 31, 2005, 2004 and 2003. However, $361,000 of compensation expense was recognized for restricted stock awards during the year ended December 31, 2005. If the Company had elected to recognize compensation cost based on the fair value method prescribed by SFAS No. 123, the Company’s net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net loss as reported	$(6,294)	$(9,075)	$(6,295)
Add: Stock-based compensation expense included in net loss, as reported	361	—	313
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,634)	(3,267)	(3,997)

Pro forma net loss	$(7,567)	$(12,342)	$(9,979)

Net loss per share:
Basic and diluted—as reported	$(0.39)	$(0.62)	$(0.45)

Basic and diluted—pro forma	$(0.47)	$(0.84)	$(0.72)

The pro forma adjustments shown above are not indicative of future period pro forma adjustments when the calculation will reflect all applicable stock options. The fair value of Company options at the date of grant was estimated using the Black-Scholes option-pricing model with assumptions as follows:

Years Ended	Risk-Free Interest Rate	Dividend Yield	Volatility Factor	Weighted- Average Expected Term
December 31, 2005	4.4%	—	55.1%	4 Years
December 31, 2004	3.5%	—	52.0%	4 Years
December 31, 2003	3.3%	—	59.5%	5 Years

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based payment, or SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123. SFAS No. 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R allows for either the modified prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is planning to adopt the modified prospective transition method.

On April 15, 2005, the Securities and Exchange Commission issued a final rule on the effective dates for application of SFAS No. 123R. SFAS No. 123R is effective beginning with the first interim or annual reporting period of the Company’s first fiscal year beginning on or after June 15, 2005. Presently, the Company has elected to adopt this statement effective January 1, 2006.

The impact of adoption of SFAS No. 123R cannot be predicted at this time because that will depend on the method of adoption elected, the fair value and number of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS No. 123 assuming the application of the Black-Scholes model as described in the disclosure of pro forma net loss and pro forma loss per share. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, requiring companies to treat idle facility costs, abnormal handling costs, freight and wasted materials as current period charges rather than as a portion of inventory costs. SFAS No. 151 is effective for the annual periods beginning after June 15, 2005. The Company has implemented SFAS No. 151 and it has not had an impact on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company has implemented SFAS No. 154 and it has not had an impact on the Company’s results of operations or financial position.

In June 2005, the Emerging Issues Task Force issued EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19 which provides guidance on the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 05-2 is to be applied to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has implemented EITF No. 05-2, and its impact was to require the classification of the conversion features of convertible debentures as derivative instruments.

In September 2005, the Emerging Issues Task Force issued EITF No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature which provides guidance on the application of SFAS No. 109, Accounting for Income Taxes. EITF No. 05-8 is to be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company has implemented EITF No. 05-8, and its impact was to require recognition of a deferred tax asset and a deferred tax liability of approximately $2.5 million related to the embedded conversion features of the convertible debentures.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Applications of Statement 133 to Beneficial Interests in Securitized Financial Assets. The Company is still evaluating the impact of SFAS No. 155.

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

Business Enterprise Segments

The Company operates in one reportable operating segment, High Reliability, according to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements.

Note 2—Divestitures

The following divestitures occurred during the three years ended December 31, 2005. These divestitures did not meet the criteria to be accounted for as discontinued operations, except for the Winding Equipment business segment discussed below.

In June 2003, the Company decided to discontinue marketing and supporting a product line of electronic components testers and recorded charges in cost of sales of $444,000 primarily related to excess inventory and equipment, $393,000 primarily related to warranty buy-outs, and $259,000 related to expected future warranty returns in the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003, respectively. We reversed $177,000 of warranty reserves related to the tester business in Q4 2005. Sales for accelerated life testers product line were immaterial in all periods presented.

In December 2003, the Company’s Maxwell Technologies, SA subsidiary sold all fixed assets, substantially all inventory except work in process inventory, and all warranty and employee agreement obligations of its Metar Winding Equipment business segment, located in Matran, Switzerland to Metar SA, a new company, whose principal shareholder is a former CEO of Montena SA. The Company received $324,000 cash and recognized a loss on sale, net of tax, of $529,000, which is included within “Income (loss) from discontinued operations” in the accompanying consolidated statements of operations. The new Metar company completed during January through June 2004, certain work in progress related to customer orders received by Maxwell Technologies, SA before the date of sale. The Company concluded its continuing involvement in the Winding Equipment business in the second quarter of 2004 with the shipment of the final Metar product order owned by the Company. In accordance with SFAS No. 144, the results of operations related to the Winding Equipment business which was recorded as continuing operations through the first quarter of 2004 have been reclassified as discontinued operations for fiscal 2004, 2003 and 2002 (Note 12).

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

On September 29, 2002, the Company’s I-Bus/Phoenix, Inc. subsidiary sold substantially all of the assets, liabilities and business operations of its applied computing business, located principally in San Diego, California and Tangmere, United Kingdom, to I-Bus Corporation, a new company, whose principal shareholders are former I-Bus/Phoenix senior managers. During 2003, the Company received final settlement payments of $475,000 from the new I-Bus Corporation, which was a partial recovery of the $7.0 million subordinated note that was fully reserved for in 2002. This recovery is reflected in “Gain on sale of businesses” in the accompanying consolidated statements of operations.

On September 30, 2002, the Company sold substantially all of the assets, liabilities and business operations of its TeknaSeal glass-to-metal seals division in Minneapolis, Minnesota to a group of private investors. The aggregate selling price was $5.5 million in cash. The Company’s involvement with TeknaSeal ended during the year ended

December 31, 2003. During 2003, the Company recognized a gain of $695,000, which is included in “(Gain) loss on sale of businesses” in the accompanying consolidated statement of operations, upon the receipt of funds released through escrow. All amounts held in escrow were released to the Company as of December 31, 2003.

Note 3—Balance Sheet Details (in thousands):

	December 31,
	2005	2004
Trade and other accounts receivable, net:
Accounts receivable	$6,971	$7,304
Allowance for doubtful accounts	(56)	(393)

	$6,915	$6,911

Inventory:
Raw material and purchased parts	$7,397	$5,454
Work-in-process	1,257	1,574
Finished goods	4,184	5,104
Inventory reserve	(3,302)	(4,027)

	$9,536	$8,105

Property and equipment:
Machinery, furniture and office equipment	$20,139	$18,126
Computer hardware and software	6,280	5,826
Leasehold improvements	2,934	2,901

	29,353	26,853
Less accumulated depreciation and amortization	(18,985)	(15,961)

	$10,368	$10,892

Accounts payable and accrued liabilities
Accounts payable	$3,216	$2,855
Other accrued liabilities	2,579	4,083
Customer deposits	1,075	353

	$6,870	$7,291

Warranty Reserve Analysis

	Years Ended December 31,
	2005	2004
Accrued Warranty:
Beginning balance	$701	$1,262
New product warranties	313	489
Settlement of warranties	(329)	(746)
Other changes/adjustments to warranties	(53)	(304)

Ending balance	$632	$701

Note 4—Convertible Debentures

On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures due and payable in quarterly installments from December 2007 through December 2009 (the “Debentures”) and warrants to purchase 394,737 shares of Maxwell common stock. The net proceeds of the issuance totaled approximately $23.7 million after direct placement costs of approximately $1.3 million. The Debentures are convertible into 1,315,790 shares of Maxwell’s common stock at any time at the option of the holder. All shares associated with the subordinated convertible debt and stock warrants are required to be registered by March 20, 2006. A penalty of $12,500 per day will accrue if the shares are not registered by the deadline.

Interest is due quarterly, starting on April 1, 2006. The interest rate is the Federal Funds Rate plus 1.125% per annum. At issuance and at December 31, 2005, the interest rate on the Debentures was 5.375%. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. As of December 31, 2005, no interest has been paid and $40,000 had been accrued.

At the issuance date, the Debentures were convertible by the holder at any time into common shares at a price of $19.00 per share subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the conversion price of the Debenture. After eighteen months from the issue date, Maxwell may require that a specified amount of the principal of the Debentures be converted if certain conditions are satisfied for a period of 20 consecutive trading days.

Maxwell is accounting for the conversion option in the Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The discount attributable to the issuance date aggregate fair value of the conversion options and warrants, totaling $9.2 million, is being amortized using the effective interest method over the term of the Debentures.

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at their original issue date and their fair value on December 31, 2005 using Black-Scholes. The holder’s and Maxwell’s conversion rights and the warrants were adjusted to their respective fair market values at December 31, 2005. The fair value of the holder’s and Maxwell’s conversion rights at December 31, 2005 were $5.8 million which is included in “Convertible debentures and long-term debt” on the balance sheet. The effect of the fair market value adjustment was an $800,000 gain which is recorded as “Gain on embedded derivative liabilities.”

The warrants issued in connection with the issuance of the Debentures had an exercise price of $19.00 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the then current exercise price. As of December 31, 2005, the exercise price was $19.00 per share, or a total of $7.5 million. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of December 31, 2005.

In the event of any default or fundamental change as defined in the Debentures, the holder will be entitled to require Maxwell to redeem the Debentures (or any portion thereof) at a price equal to the greater of (i) the applicable redemption premium (ranging from 103%-115%) and (ii) the product of (x) the number of shares in to which the Debenture is convertible using the $19.00 per share conversion price and (y) the closing price of Maxwell’s common stock on the day preceding the default or fundamental change.

As long as Debentures are outstanding, the Company is required to maintain a cash balance in excess of $8.0 million. This amount is classified as restricted cash at December 31, 2005.

Note 5—Short-Term and Long-Term Borrowings

Short-term borrowings

Maxwell’s European subsidiary, Maxwell Technologies SA, has a 2.0 million Swiss Franc (approximately $1.5 million as of December 31, 2005) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 2.52% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of December 31, 2005 and 2004, the full amount available under the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $760,000 as of December 31, 2005) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 5.0%. Borrowings under the credit agreement are unsecured and as of December 31, 2005, none of the overdraft credit line was drawn.

Approximately $49,000 and $334,000 of letters of guarantee primarily related to customer deposits were outstanding as of December 31, 2005 and 2004, respectively.

In February 2004, we secured a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. In March 2005, the credit line was renewed on substantially the same terms as the prior credit line. The line has not been used to date and management has decided not to renew the line in 2006, which expired on January 31, 2006. This line was secured by accounts receivable and assets of the Company and bore interest at the bank’s prime rate plus 1.75%, but subject to a minimum interest rate of 5.75%. The agreement required us to maintain a minimum tangible net worth of $35.7 million plus 50% of any consideration from future equity and debt transactions plus 50% of net income in each fiscal quarter after the date of the agreement. At December 31, 2005, the Company was required to maintain 50% of their banking activities and investment balances with the bank providing the credit line. The Company was in compliance with all covenants as of December 31, 2005.

Long-term borrowings

Maxwell Technologies, SA has a term loan with a maximum draw of 1.15 million Swiss Francs, or approximately $874,000, for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of December 31, 2005, approximately $699,000 was outstanding. The weighted average interest rate on the funds borrowed at December 31, 2005 was 4.0%.

Maxwell Technologies, SA had a loan from the Montena SA pension plan for 300,000 Swiss Francs, or approximately $265,000, that was paid off during 2004.

Payments due on borrowings, including the convertible debentures, during each of the five years subsequent to December 31, 2005 are as follow (in thousands):

2006	$1,695
2007	2,953
2008	11,286
2009	11,285
2010	—

Subtotal payments	27,219
Unamortized discount attributed to conversion option and warrants	(9,200)
Fair value of conversion option	5,888

$23,907

Note 6—Stock Activity and Stock Plans

Stock Sale

In July 2005, the Company sold 488,888 shares of is common stock at $11.25 per share pursuant to a Prospectus Supplement filed with the Securities and Exchange Commission (“SEC”), which represented the remaining amount available for sale on the Form S-3 registration statement filed in September 2004. The Company received proceeds of approximately $5.4 million (net of offering expenses) that the Company intends to use for working capital, purchase of equipment and general corporate purposes.

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

Stock Option Plans

In December 1995, the Company adopted the 1995 Stock Option Plan under which, as amended, 3,340,000 shares of common stock were reserved for future grant. The Company’s 1999 Director Stock Option Plan, under which 75,000 shares were reserved for future grant, was adopted in 1999 and approved by the Company’s shareholders in January 2000. The plans provide for granting either Incentive Stock Options or Non-Qualified Stock Options to employees and non-employee members of the Company’s board of directors, respectively. In December 1999, the Company granted 294,030 non-qualified options to the Company’s then new President and Chief Executive Officer, Mr. Eibl, outside of the Company’s other option plans. In April 2002, in conjunction with the purchase of shares of its I-Bus/Phoenix and Electronic Components Group subsidiaries not already owned, the Company issued options to purchase approximately 520,000 shares of Maxwell common stock in exchange for options to purchase subsidiary common stock. This issuance of stock options was outside of the Company’s option plans. Options are also outstanding under expired stock option plans that were superseded by the current plans. Options granted under all stock option plans are for the purchase of common stock of the Company at not less than the stock’s fair market value at the date of grant. Employee options are generally exercisable in cumulative annual installments of 20–30 percent, while options in the 1999 Director Stock Option Plan are fully exercisable one year from date of grant. The options have terms of five to ten years.

In November 2002, the Board of Directors approved, and the Company established, a program to restore equity incentives for key employees and outside directors. In November 2002, options to purchase 853,461 shares of common stock with strike prices above $10, which were held by senior management and certain outside directors, were voluntarily cancelled by the option holders in exchange for the future issuance in late May 2003 of substitute stock options with a strike price equal to the then-prevailing market price of the common stock.

The Company’s 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”), approved by the shareholders, provides for the grant of stock based awards, including incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock, and restricted stock unit awards. A total of 750,000 shares have been reserved for issuance under the Incentive Plan, and as of December 31, 2005, 197,500 shares had been issued for restricted stock awards to members of executive management and the board of directors. Additionally, 105,400 shares cancelled from the expired 1995 stock option plan and 1,000 shares from the 1999 Directors’ plan are available for issuance. The restricted stock is subject to certain performance goals and a minimum one-year vesting period. All unvested restricted stock is forfeited upon voluntary termination or termination for cause. The Company has made estimates regarding whether achievement of performance goals is probable or not and when it expects those goals to be achieved. Stock compensation expense is recognized ratably from the date of the milestone achievement through the vesting date using variable plan accounting. Based on the fair market value of its common stock at the end of the reporting period, the Company recorded unearned compensation totaling $2.4 million as a component of stockholders’ equity, in connection with the restricted stock awards. The Company recognized compensation expense of $361,000 in the twelve month period ended December 31, 2005 related to the restricted stock awards. As of December 31, 2005, the Company has 470,900 shares available for future grant under its stock option plans.

The following table summarizes total aggregate stock option activity for the period January 1, 2003 through December 31, 2005:

	Number of Shares	Weighted Average Exercise Price
Balance at January 1, 2003	1,196,440	$10.50
Granted	1,860,316	$6.73
Exercised	(124,455)	$4.78
Forfeited	(208,318)	$9.14
Expired	(165,610)	$16.17

Balance at December 31, 2003	2,558,373	$7.81
Granted	271,502	$11.04
Exercised	(144,772)	$6.35
Forfeited	(39,502)	$8.29
Expired	(30,300)	$10.76

Balance at December 31, 2004	2,615,301	$8.18
Granted	199,800	$13.27
Exercised	(201,068)	$7.42
Forfeited	(115,400)	$8.76
Expired	(5,000)	$10.01

Balance at December 31, 2005	2,493,633	$8.62

The following table summarizes information concerning outstanding and exercisable Company common stock options at December 31, 2005:

Range of Exercise Prices	Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Under Options Exercisable	Weighted Average Exercise Price
$1.92 to $3.28	40,200	0.9	$2.45	40,200	$2.45
$3.29 to $6.55	909,353	5.7	$6.19	766,587	$6.18
$6.56 to $9.83	853,220	6.1	$8.11	803,970	$8.11
$9.84 to $13.10	420,658	7.7	$11.14	198,208	$10.95
$13.11 to $19.65	241,202	7.6	$14.07	116,202	$14.21
$19.66 to $22.93	8,000	1.1	$20.00	8,000	$20.00
$22.94 to $26.20	6,000	1.9	$25.88	6,000	$25.88
$26.21 to $29.48	8,000	2.1	$28.81	8,000	$28.81
$29.49 to $32.75	7,000	3.1	$32.75	7,000	$32.75

	2,493,633	6.2	$8.62	1,954,167	$8.16

The number of shares under options exercisable at December 31, 2005, 2004 and 2003 were 1,954,167, 1,879,188 and 1,202,931, respectively, with weighted average exercise prices of $8.16, $8.03 and $8.31, respectively. The estimated weighted average fair value at grant date for Company options granted during the years ended December 31, 2005, 2004 and 2003 was $6.10, $4.93 and $8.31 per share, respectively.

Stock Purchase Plans

In 2004, the Company established the 2004 Employee Stock Purchase Plan and a Director Stock Purchase Plan. The employee plan permits substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period. The director plan permits non-employee directors to purchase common stock at 100% of the trading price of the stock on the date a request for purchase is received. In the years ended December 31, 2005, 2004 and 2003, aggregate shares of 18,045, 22,160 and 23,404, respectively, were issued under the employee plan for aggregate proceeds to the Company of $156,000, $120,000 and $117,000 respectively. At December 31, 2005, 216,271 shares are reserved for future issuance under these plans.

Deferred Compensation

In 2003, the Company and its former Chairman of the Board entered into a services agreement whereby the former Chairman received an option to acquire 94,251 shares at the fair market value as of the date of the grant. The options are fully vested and have a fixed life of four years. Accordingly, the Company recorded compensation expense of $313,000, in 2003, representing the fair value of the options pursuant to the Black-Scholes valuation model. All options granted to our former Chairman of the Board have been exercised as of December 31, 2005.

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

Share Reservations

The following table summarizes the reservation of authorized unissued shares for issuance upon exercise and conversion of outstanding instruments:

# of Shares
Stock options	2,493,633
Convertible debentures	1,315,790
Warrants	394,747
Restricted stock awards	197,500
Equity compensation plans not approved by shareholders	283,030

Total	4,684,700

Note 7—Goodwill and Other Intangibles

The Company has implemented SFAS No. 142, Goodwill and Other Intangible Assets, and began applying the rules on accounting for goodwill and other intangible assets effective January 1, 2002. The SFAS No. 142 goodwill impairment test is a two-step process. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of their goodwill. SFAS No. 142 requires goodwill to be tested annually at the same time every year or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected December 31 as its annual testing date. As a result of the Company’s annual assessment as of December 31, 2005 and 2004, using the market approach, no impairment was indicated.

64.1

The change in the carrying amount of goodwill from January 1, 2004 to December 31, 2005 is as follows (in thousands):

Balance at January 1, 2004	$19,478
Foreign currency translation adjustments	1,623

Balance at December 31, 2004	21,101
Foreign currency translation adjustments	(2,552)

Balance at December 31, 2005	$18,549

Acquired intangible assets subject to amortization at December 31, 2005, and 2004 were as follows (in thousands):

	Useful Life	Gross Carrying Value	Accumulated Amortization	Cumulative Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2005:
Developed core technology	10 years	$1,100	$(434)	$133	$799
Patents	13 years	988	(246)	—	742

		$2,088	$(680)	$133	$1,541

As of December 31, 2004:
Developed core technology	10 years	$1,100	$(302)	$276	$1,074
Patents	13 years	988	(171)	—	817

		$2,088	$(473)	$276	$1,891

Amortization expense for intangible assets was $207,000, $197,000 and $197,000 for the years ended December 31, 2005, 2004 and 2003. The estimated amortization for each of the next five years ended December 31 is as follows (in thousands):

Fiscal Years
2006	$207
2007	207
2008	207
2009	207
2010	207
Thereafter	506

$1,541

Actual amortization expense to be reported in future periods could differ from these estimates as a result of foreign currency translation adjustments, impairments and other factors.

Note 8—Income Taxes

The provision (benefit) for income taxes based on loss from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Federal:
Current	$—	$—	$—
Deferred	(2,938)	(3,837)	(3,315)

	(2,938)	(3,837)	(3,315)
State:
Current	—	—	3
Deferred	(555)	(581)	104

	(555)	(581)	107
Foreign:
Current	84	—	(8)
Deferred	(35)	712	(91)

	49	712	(99)
Valuation allowance	3,493	4,418	3,211

	$49	$712	$(96)

The provision (benefit) for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to loss from continuing operations before income taxes. The primary components of such difference are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Taxes at federal statutory rate	$(2,110)	$(3,092)	$(2,511)
State taxes, net of federal benefit	(474)	(523)	(460)
Effect of tax rate differential for foreign subsidiary	(547)	885	(334)
Adjustment of federal and state net operating losses	—	(794)	—
Impact of asset basis difference in acquisitions	—	43	26
Tax credits	(256)	(225)	(249)
Valuation allowance, including tax benefits of stock activity	3,493	4,418	3,245
Other items not reflected in consolidated statements of operations	(57)	—	187

Tax provision (benefit)	$49	$712	$(96)

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2005. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly. The Company has recorded a valuation allowance of $43.2 million as of December 31, 2005 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $3.8 million for the year ended December 31, 2005. The valuation allowance includes stock option deductions totalling $1.2 million, the benefit of which will eventually be credited to equity.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

As of December 31, 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $94.8 million and $45.6 million, respectively. The federal loss carryforward begins to expire in calendar year 2011, while the state loss carryforwards will continue to expire in 2006 through 2015. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2005 of $3.6 million and $2.5 million, respectively.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes that may be required to be paid is not anticipated to be material.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company’s deferred tax assets and liabilities within continuing operations are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Tax loss carryforwards	$34,880	$30,812
Debt conversion rights	2,310	—
Research and development and other tax credit carryforwards	6,156	5,901
Uniform capitalization, contract and inventory related reserves	1,511	2,133
Environmental and restructuring provisions	81	242
Accrued vacation	274	207
Allowance for doubtful accounts	11	138
Deferred compensation	155	—
Other	123	39

	45,501	39,472
Deferred tax liabilities:
Tax depreciation less than (in excess of) book depreciation	217	(57)
Convertible debt discount, embedded conversion option	(2,487)	—
Inventory deduction	(198)	(261)
Intangible assets	(166)	(264)
Pension assets	(1,032)	(944)
Other	(93)	(55)

	(3,759)	(1,581)

Net deferred tax assets before valuation allowance	41,742	37,891
Valuation allowance	(43,231)	(39,415)

Net deferred tax liabilities	$(1,489)	$(1,524)

Note 9—Commitments and Contingencies

The Company is the subject of government audits of two businesses sold or discontinued in 2001. A contract, not assumed by the acquirers of the Company’s former defense contract business, entered into in 1990 and completed in the late 1990s was being audited by the Defense Department’s auditing agency. The Defense Department’s audit was completed in 2005 and the Company reimbursed an immaterial amount to finalize the audit.

The Internal Revenue Service (IRS) had assessed the Company with a penalty of approximately $262,000 for failure to file Form W-2s for a business sold in 2001. The acquiring company of our former business did write the IRS stating that they would be responsible for the filing of 2001 Form W-2s. During 2005, the IRS fully released the Company from the $262,000 penalty.

The Defense Department’s auditing agency is auditing a contract entered into by our Microelectronics group as a subcontractor in 1995 and completed in 1999. The Company has requested a release of liability from the prime contractor. There is no assurance that such a release will be obtained or that the Company will not incur some liability. While management does not anticipate an unfavorable settlement of these matters, unfavorable results of the remaining audit would result in an adverse impact on the Company’s cash flow.

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

In 2005, a customer brought to our attention a possible defect in a product that we source from another manufacturer and resell to the customer. We are in the process of investigating this matter, but are not yet able to determine what, if any, warranty exposure Maxwell may have, and therefore, we have not recorded any warranty reserve provision. We carry insurance that we believe would cover all or a portion of any obligation that might ultimately arise from this matter.

Note 10—Leases

Rental expense amounted to $1.5 million, $1.4 million and $1.5 million in the years ended December 31, 2005, 2004 and 2003, respectively, and was incurred primarily for facility rental. The Company’s facilities leases expire in July 2007 for its San Diego, California facility and June 2009 for its Rossens, Switzerland facility. Future annual minimum rental commitments and automobile leases as of December 31, 2005 are as follows (in thousands):

Fiscal Years
2006	$1,524
2007	1,210
2008	745
2009	372
2010	—

$3,851

Note 11—Pension and Other Postretirement Benefit Plans

Foreign Plans

In July 2002, the Company acquired Montena, including its pension plan covering its Swiss employees. The plan provides pension benefits to employees under the terms of the plan as required by Swiss law and regulations. The plan has characteristics of defined benefit, defined contribution and cash balance plans. For the year ended December 31, 2002, this plan was treated as a defined contribution plan; however, for the year ended December 31, 2003 in accordance with EITF 03-4, the plan has been classified as a defined benefit pension plan. The adoption of EITF 03-4 was accounted for as the effect of adopting a new accounting principle as of the beginning of the year, January 1, 2003, and resulted in a cumulative effect of an accounting change, net of tax, of $878,000 for the year ended December 31, 2003.

The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, participating employees are required to contribute an identical amount to the pension plan. The Company made pension contributions of $282,000, $296,000, and $302,000 in 2005, 2004 and 2003, respectively. This plan has a measurement date of December 31.

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

The following table reflects changes in pension benefits for the years ended December 31, 2005 and 2004:

	Pension Benefits
	Year ended December 31,
	2005	2004
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$12,099	$14,320
Service cost	198	216
Interest cost	343	426
Plan participant contributions	282	296
Benefits paid	(171)	(3,371)
Actuarial loss (gain)	794	(797)
Administrative expenses paid	(51)	(66)
Plan change	(104)	—
Curtailments	—	—
Special termination benefits/asset transfers in	—	—
Effect of foreign currency translation	(1,761)	1,075

Benefit obligation at end of year	11,629	12,099

Changes in plan assets:
Fair value of plan assets at beginning of year	19,101	18,971
Actual return on plan assets	4,561	1,277
Special termination benefits/asset transfers in	—	—
Company contributions	282	296
Plan participant contributions	282	296
Benefits paid	(171)	(3,371)
Administrative expenses paid	(51)	(66)
Effect of foreign currency translation	(2,934)	1,698

Fair value of plan assets at end of year	21,070	19,101

Funded status at end of year	9,441	7,002
Unrecognized prior service cost	(89)	—
Unrecognized net actuarial gain	(4,422)	(1,942)

Net amount recognized	$4,930	$5,060

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$5,389	$4,314
Accumulated other comprehensive (loss) income	(459)	746

Net amount recognized	$4,930	$5,060

The components of net periodic benefit cost to the Company of the plan are as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Components of net periodic benefit cost:
Service cost	$198	$216	$545
Interest cost	343	426	567
Expected return on plan assets	(858)	(938)	(899)
Prior service cost amortization	(10)	—	—
Net (gain) amortization	(2)	(56)	—
Curtailments	—	—	(2,023)
Settlements	—	—	(154)

Net periodic income	$(329)	$(352)	$(1,964)

	Pension Benefits
	Year ended December 31,
	2005	2004
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.60%	3.25%
Rate of compensation increase	2.00%	1.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.25%	3.50%
Expected long-term return on plan assets	5.00%	5.00%
Rate of compensation increase	1.50%	1.50%

	December 31,
	2005	2004
Percentage of the fair value of total plan assets held in each major category of plan assets:
Equity securities	20%	15%
Debt securities	20%	26%
Real estate	54%	50%
Other	6%	9%

Total	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2006	$675
2007	609
2008	601
2009	646
2010	641
Years 2011 through 2015	3,279

Total	$6,451

As noted in the table above, the accumulated benefit obligation was $11.6 million and $12.1 million as of December 31, 2005 and 2004, respectively.

The Company expects to contribute $358,000 to its foreign pension plan in fiscal 2006.

U.S. Plans

The Company has other post retirement benefit plans covering substantially all of its employees in the United States. Substantially all U.S. employees are eligible to elect coverage under contributory employee savings plans which provide for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company’s matching contributions under these plans totaled $187,000, $157,000 and $190,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 12—Discontinued Operations

In March 2001, the Company sold the assets of its defense contracting business in separate transactions with two buyers, for an aggregate sales price of approximately $20.7 million, the proceeds of which were recorded in 2001. The buyers assumed certain liabilities and ongoing contractual obligations of the business and hired most of the employees of the business. The Company retained certain leases and lease obligations expiring in 2006 and certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business. As of December 31, 2005, the net lease obligations are $204,000 and run through April 2006. The Company increased the reserves for net lease obligations by $720,000 in 2003, $485,000 in 2004 and $123,000 in 2005 which covers lease payments through the end of the lease.

In September 2002, the Company decided to suspend the operations of its majority owned PurePulse Technologies, Inc. subsidiary. PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals. The Company plans to preserve its intellectual property and certain other technology assets for a possible future sale of such assets. The carrying value of the assets at December 31, 2005 and 2004 was zero.

In December 2003, the Company’s Maxwell Technologies, SA subsidiary sold all fixed assets, substantially all inventory except work in process inventory, and all warranty and employee agreement obligations of its Metar Winding Equipment business segment, located in Matran, Switzerland to Metar SA, a new company, whose principal shareholder is a former CEO of Montena SA. The Company received $324,000 cash and recognized a loss on sale, net of tax, of $529,000. The new Metar company completed during January through June 2004 certain work in progress related to customer orders received by Maxwell Technologies, SA before the date of sale. The Company concluded its continuing involvement in the Winding Equipment business in the second quarter of 2004 with the shipment of the final Metar product order owned by the Company. In accordance with SFAS No. 144, the results of operations related to the Winding Equipment business which was recorded as continuing operations through the first quarter of 2004 have been reclassified as discontinued operations for fiscal 2004, 2003 and 2002.

Operating results of the discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations. The businesses included in discontinued operations had sales aggregating $1.1 million and $10.2 million in the years ended December 31, 2004 and 2003, respectively. These amounts are not included in net sales in the accompanying consolidated statements of operations.

Net liabilities of discontinued operations have been separately classified in the accompanying consolidated balance sheets as of December 31, 2005 and 2004 in the amounts of $527,000 and $1.0 million, respectively, and were comprised of $204,000 for lease obligations and $323,000 for minority interest in PurePulse as of December 31, 2005. As of December 31, 2004, the net liability balance was comprised of $608,000 for lease obligations and $437,000 for minority interest.

Results for discontinued operations, by business unit, consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Discontinued operations, net of tax:
Income (loss) from operations:
Winding Equipment	$—	$949	$(426)
PurePulse Technologies and Government Systems	(40)	(216)	(6)

	(40)	733	(432)
Loss on disposal:
Winding Equipment	—	—	(529)

	$(40)	$733	$(961)

Note 13—Related Party Transactions

Montena SA, the former parent company of Montena and a significant shareholder of Maxwell Technologies, Inc., is the lessor for the Company’s headquarters in Rossens, Switzerland. During the years ended December 31, 2005, 2004 and 2003, the Company paid $797,000, $795,000 and $809,000, respectively, in rental fees to Montena SA. Future rental commitments as of December 31, 2005 are $2.6 million. In January 2006, Montena, SA sold the building to an unrelated third party.

Maxwell Technologies, SA had a loan from Montena SA pension plan for 300,000 Swiss Francs, or approximately $265,000, that was paid off during 2004.

Note 14—Legal Proceedings

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

Note 15—Unaudited Quarterly Results of Operations

During the year ended December 31, 2004, we completed the discontinuation of the Company’s Winding Equipment business segment. Therefore, the following financial information for fiscal 2004 includes the reclassification of the Winding Equipment business to discontinued operations.

	Quarter Ended
	March 31		June 30		September 30		December 31
	(in thousands except per share data)
Year ended December 31, 2005:
Total revenue	$9,785		$11,019		$12,024		$12,609
Gross profit	2,789	(A)	3,187	(B)	3,468	(A)	4,590
Loss from continuing operations	(2,203)		(1,688)		(1,228)		(1,135	) (C)
Discontinued operations, net of tax	37		15		(107	)(D)	15
Net loss	$(2,166)		$(1,673)		$(1,335)		$(1,120)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.14)		$(0.11)		$(0.07)		$(0.07)
Discontinued operations, net of tax	—		—		(0.01)		0.01

Net loss per share	$(0.14)		$(0.11)		$(0.08)		$(0.06)

Year ended December 31, 2004:
Total revenue	$9,873	(E)	$7,136		$6,716		$8,487
Gross profit	2,958	(F)	1,861		1,518	(F)	574	(F)
Loss from continuing operations	(975)		(1,392)		(2,380	)(H)	(5,061	)(H)
Discontinued operations, net of tax	390		397	(G)	(34)		(20	)(G)
Net loss	$(585)		$(995)		$(2,414)		$(5,081)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.07)		$(0.10)		$(0.17)		$(0.33)
Discontinued operations, net of tax	0.02		0.03		—		—

Net loss per share	$(0.05)		$(0.07)		$(0.17)		$(0.33)

(A)	Includes charges of $572,000, and $46,000 in the first and third quarters of 2005, respectively, for customer orders which were priced below the Company’s production cost.
(B)	Includes credits of $260,000 for use of reserves from customer orders priced below cost in 2004 and $161,000 for use of reserves for excess and obsolete inventory.
(C)	Includes a credit of $800,000 for the gain on embedded derivative liabilities.
(D)	Includes charge of $123,000 for lease obligations related to vacant facilities of discontinued operations.
(E)	Includes license fees of $1 million.
(F)	Includes charges of $500,000, $440,000 and $1.4 million for customer orders received in the first, third and fourth quarters of 2004, respectively, which were priced below the Company’s production cost, as well as charges of $450,000 and $159,000 in the third and fourth quarters, respectively, for slow moving small cell BOOSTCAP® inventory and $733,000 in the fourth quarter for excess and obsolete inventory.
(G)	Includes charges of $250,000 and $235,000 in the second and fourth quarters, respectively, for lease obligations related to vacant facilities of discontinued operations.
(H)	Includes charges of $1.0 million for audit and consulting fees related to compliance activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 in the fourth quarter, charges of $150,000 for bad debt provisions in the third quarter.

Note 16—Subsequent Events

Maxwell has received a customer order subsequent to December 31, 2005 that is priced below projected production costs and will require a reserve of approximately $352,000 in the first quarter of 2006.

Schedule II

Valuation and Qualifying Accounts (in thousands)

	Balance at the Beginning of the Year	Charged to Expense	Acquisitions/ Transfers and Other	Write-offs Net of Recoveries	Balance at the End of the Year
Allowance for Doubtful Accounts:
December 31, 2003	684	241	17	(763)	179
December 31, 2004	179	212	5	(3)	393
December 31, 2005	393	(96)	(6)	(235)	56
Inventory Reserve:
December 31, 2003	2,026	3,070	74	(2,016)	3,154
December 31, 2004	3,154	3,190	32	(2,349)	4,027
December 31, 2005	4,027	1,015	(62)	(1,678)	3,302

74.1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have concluded an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Material Changes in Internal Controls

Subsequent to the evaluation and through the date of this filing of Form 10-K for fiscal year 2005, we have not identified any significant changes in our internal controls or in other factors that are reasonably likely to materially affect our internal controls. Control weaknesses noted in our previous interim period SEC filings were corrected in the fourth quarter of fiscal 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Maxwell Technologies, Inc.

San Diego, California

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting, that Maxwell Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Maxwell Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Maxwell Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Maxwell Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Maxwell Technologies, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/    MCGLADREY & PULLEN, LLP

San Diego, California

March 15, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information regarding our directors and executive officers as of March 3, 2006:

Name	Age	Position	Position Held Since
Richard D. Balanson	56	Chief Executive Officer, President and Director	April 2003
Jose L. Cortes	41	Director	July 2002
Edward Caudill	63	Director	December 2004
Mark Rossi * (1)	49	Director	November 1997
Jean Lavigne * (1)	68	Director	August 1999
Robert L. Guyett * (1)	69	Director	January 2000
Carlton J. Eibl	45	Director	July 1998
Thomas Ringer * (1)	74	Director	April 2004
Tim T. Hart	49	Vice President—Finance, Treasurer, Chief Financial Officer and Secretary	August 2005

*(1)	Audit Committee Members

Richard D. Balanson was appointed President and Chief Executive Officer of the Company in April 2003, and was elected a Class I director in May 2003. He joined the Company in 1999 as a Corporate Vice President and President of the Advanced Energy Products Unit, a subsidiary of the Company, assuming primary responsibility for development of the Company’s ultracapacitor product line. In 2000, he was appointed President of the Electronic Components Group, a subsidiary of the Company, and in May 2002 was promoted to the newly created position of President and Chief Operating Officer of the Company. From 1996 until he joined the Company, he was president and chief operating officer of 3D Systems, a California-based manufacturer of rapid prototyping equipment. Previously, from 1994 to 1996, he was general manager, executive vice president and a director of Maxtor Corp., a disk drive manufacturer, and from 1992 until 1994 was president and chief operating officer of Applied Magnetics, a producer of magnetic recording components.

Jose Cortes was appointed a Class I director in July 2002. Since 1999, Mr. Cortes has been chairman of Montena, SA, a holding company that sold its Montena Components, Ltd., subsidiary to the Company in July 2002. Since 1996, he has been a director of GroCor Asset Management, AG, an asset management firm, and, since 1996, he has been a partner in the firm of Cortes & Grossenbacher, a family office and private equity advisor. Mr. Cortes resides in Zürich, Switzerland.

Edward Caudill was appointed a Class I director in December 2004. From August 2002 until March 2005, he was president and chief executive officer and a director of Fleetwood Enterprises, a leading producer of recreational vehicles and manufactured housing. From 1999 until he joined Fleetwood, he was a corporate vice president of PACCAR, Inc., a manufacturer of heavy duty trucks, and before that was general manager of PACCAR’s subsidiary, Kenworth Truck Company. Previously, he was PACCAR’s vice president of purchasing, general manager of its parts distribution business, and held several management positions with Peterbilt Motors, another PACCAR truck division. Earlier in his career, he held senior level sales and manufacturing positions with Rockwell International and Eaton Corp.

Mark Rossi was appointed a Class II director in November 1997. Mr. Rossi is a senior managing director of Cornerstone Equity Investors, L.L.C., a New York-based private equity firm with assets under management in excess of $1 billion. Prior to the formation of Cornerstone Equity Investors in 1996, Mr. Rossi was president of Prudential Equity Investors, Inc. Mr. Rossi’s industry focus is on technology-related and telecommunications companies. Since December 1999, he has been a director, and in January 2003 was elected chairman of the board, of Novatel Wireless, Inc., a provider of wireless broadband access solutions. He is also a member of the board of directors of True Temper, Inc., a manufacturer of golf club shafts and other specialty steel products.

Jean Lavigne was appointed a Class II director in August 1999. From November 1993 until his retirement at the end of 2002, Mr. Lavigne served as vice president and country president in France and Belgium for Motorola, Inc., and he was president and chief executive officer of Motorola, SA. Prior to joining Motorola, Mr. Lavigne was with Digital Equipment Corporation in Europe where he was responsible for Interconnect Technology and served as a member of its European Government Affairs Team. Mr. Lavigne resides in Paris, France.

Robert L. Guyett was appointed a Class III director in January 2000 and was appointed Chairman in May 2003. Since 1995, he has been president and chief executive officer of Crescent Management Enterprises LLC, a consulting firm that provides financial management and investment advisory services. Since 1990, he has been a director of Newport Corp., a supplier of products and systems to the semiconductor, communications, electronics, research and life science markets. He is also a director and Treasurer of the Christopher Reeve Foundation and serves on the boards of several privately held companies. From 1991-1995, he was a director and chief financial officer of Engelhard Corp and from 1987-1991, he was a director and chief financial officer of Fluor Corporation.

Carlton J. Eibl was appointed a Class III director in July 1998 and served as Chief Executive Officer of the Company from November 1999 to April 2003. Since April 2003, he has been a managing director and chief operating officer of Enterprise Partners Venture Capital, a venture capital firm based in San Diego. From February 1999 until he formally joined the Company on December 1, 1999, Mr. Eibl served as president and chief operating officer of Stratagene Corporation, a privately held biotechnology company. Prior thereto, Mr. Eibl held various executive positions with Mycogen Corporation, a diversified, publicly held agribusiness and biotechnology company. Mr. Eibl joined Mycogen in 1993 as executive vice president and general counsel. In 1995, he was appointed president and chief operating officer of Mycogen and in 1997 he became chief executive officer of Mycogen. The Dow Chemical Company acquired Mycogen at the end of 1998.

Thomas Ringer was appointed a Class III director in April 2004. He is a former corporate executive and certified public accountant. Since 1991, he has been a director, and currently is chairman of the board and chair of the audit committee, of Document Sciences Corp., a Nasdaq-listed provider of content processing services. Since 1996, he has been a director, and formerly was audit committee chair of CalAmp Corp., a Nasdaq-listed electronics and software development firm. Since 1980, he has been a director, and currently is vice chairman of the board of Wedbush Morgan Securities, a California-based broker dealer, and since 1994, he has been a director, and currently is chairman of the board of M.S. Aerospace Inc., a manufacturer of standard and specialty fasterners. From 1980 to 1982, he was president and chief executive officer of Fujitsu Systems of America, formerly The TRW-Fujitsu Co., and in the 1980’s he was chairman and chief executive officer of Recognition Equipment, Inc., a NYSE company.

Tim T. Hart joined Maxwell in August 2005. From May 2003 to March 2005, he was chief financial officer of Seracare Life Sciences Inc., a Nasdaq-listed manufacturer and provider of biological products and services for diagnostic, therapeutic, drug discovery and research organizations worldwide. From 1991 until 2003, he was with Alliance Pharmaceutical Corp., a Nasdaq-listed biotechnology company, where he held the title of vice president, CFO and Treasurer. Before that he was a group controller with Cubic Corp., serving as the chief financial officer for six of the company’s international subsidiaries. Earlier, he became a Certified Public Accountant while working for Ernst & Whinney, a predecessor firm of Ernst & Young LLP.

Audit Committee

The Audit Committee consists of Robert L. Guyett, who is the chairman, Mark Rossi, Jean Lavigne, and Thomas Ringer, each of whom is an “independent director” as that term is defined under Rule 4200(a)(14) of the National Association of Securities Dealers, Inc. and Rule 10A-3 of the Securities Exchange Act of 1934. The Board has determined that Robert L. Guyett qualifies as an “audit committee financial expert” as defined under applicable rules of the Securities Exchange Commission.

Family relationships

There are no family relationships between any of the above Directors and Executives.

Legal proceedings

There have been no legal proceedings involving the above Directors and Executives within the last five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms received and the written representations of our executive officers, directors and greater than ten percent (10%) stockholders, we have determined that the following persons were each delinquent (based on an administrative oversight) with respect to one reporting obligation as set forth in Section 16(a) of the Exchange Act: Edward Caudill.

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics applies to all of the Company’s employees, officers (including the Company’s principal executive officer, principal financial officer, controller and persons performing similar functions) and directors. The Company’s Code of Business Conduct and Ethics is posted on the Company’s website at www.maxwell.com and can also be obtained free of charge by sending a request to the Company’s Corporate Secretary at Maxwell Technologies, Inc., 9244 Balboa Avenue, San Diego, California 92123. Any changes or waivers of the Code of Business Conduct and Ethics for the Company’s principal executive officer, principal financial officer, controller and persons performing similar functions will be disclosed on the Company’s website.

Item 11. Executive Compensation

	Annual Compensation			Long Term Compensation
							Awards			Payouts
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)			Restricted Stock Award(s) ($)	Securities Underlying Options		LTIP Payouts ($)	All Other Compensation ($) (1)
Richard D. Balanson, Ph.D President and Chief Executive Officer	2005 2004 2003	$ $ $	330,625 231,250 331,650	$	— 120,000 —	(2)	$921,050 — —	— — 439,710	(3)	— — —	$ $ $	19,400 15,218 6,000

Tim T. Hart (4) Vice President—Finance, Treasurer Chief Financial Officer and Secretary	2005 2004 2003		$68,462 — —		$25,000 — —		$354,250 — —	125,000 — —		— — —		$7,150 — —

Richard Smith (5) Former Executive Vice President Strategic Business Development	2005 2004 2003	$ $ $	203,462 142,307 200,000	$ $	— 15,500 60,000		$283,400 — —	— — 107,500	(6)	— — —	$ $ $	351,828 4,734 6,000

Robert Tressler (7) Former Senior Vice President Sales and Marketing	2005 2004 2003	$ $ $	245,472 128,076 180,000	$ $	— 15,000 60,000		— — —	— — 83,500		— — —	$ $ $	269,886 48,602 6,000

David H. Russian (8) Former VP—Finance, Treasurer Chief Financial Officer and Secretary	2005 2004 2003	$ $	210,192 20,770 —		— — —		— — —	— 125,000 —		— — —		$27,858 — —

(1)	All other compensation is comprised of the Company’s non-discretionary matching contribution to its 401(k) plan, medical benefits, severance, non-qualified option exercises and car allowance.
(2)	Bonus compensation in 2004 represents forgiveness of a loan from the Company to Dr. Balanson.
(3)	Includes substitute options issued in fiscal 2003 to purchase 274,710 shares.
(4)	Mr. Hart’s employment as Vice President—Finance, Chief Financial Officer, Treasurer and Secretary commenced on August 16, 2005.
(5)	Mr. Smith’s employment as Executive Vice President, Strategic Business Development terminated on January 1, 2006.
(6)	Includes substitute options issued in fiscal 2003 to purchase 32,500 shares.
(7)	Mr. Tressler’s employment as Senior Vice President, Sales and Marketing terminated on December 5, 2005.
(8)	Mr. Russian’s employment as Vice President—Finance, Chief Financial Officer, Treasurer and Secretary terminated on August 14, 2005.

Option Grants in Last Fiscal Year

The following table sets forth information concerning the stock option grants made to each of the Named Executive Officers during the 2005 fiscal year. No stock appreciation rights were granted to any of the Named Executive Officers during the 2005 fiscal year. The stock option grants shown in this table were made under the Company’s 2005 Omnibus Stock Option Plan.

			Individual Grants			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal 2005	Exercise of Base Price Per Share	Expiration Date	5%	10%
Richard D. Balanson.	—		—	—	—	—	—
Tim T. Hart	125,000	(2)	62.6%	$13.95	8/16/2015	$1,096,635	$2,779,088
David H. Russian	—		—	—	—	—	—
Richard Smith	—		—	—	—	—	—
Robert Tressler	—		—	—	—	—	—

(1)

There can be no assurance provided to any holder of the Company’s securities that the actual stock price appreciation over the 10 year option term will be at the assumed 5% and 10% compounded annual rates or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.
(2)	Initial grant in fulfillment of terms of Offer Letter, pursuant to which Mr. Hart joined the Company on August 16, 2005.

Option Exercises Table From 1/1/2005 to 12/31/2005

Optionee Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Securities Underlying Options as of 12/31/2005		Value of Unexercised In-The-Money Options as of 12/31/05
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard D. Balanson.	30,000	$234,850	410,389	52,000	$3,048,553	$415,480
Tim T. Hart	—	$—	—	125,000	$27,500	$—
David H. Russian	9,242	$41,731	28,258	87,500	$94,664	$324,086
Richard Smith	—	$—	149,000	14,500	$1,209,750	$99,335
Robert Tressler	18,500	$145,589	97,750	17,250	$394,336	$125,438

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

Richard D. Balanson, Ph.D.

In August 2003, the Company entered into an employment agreement with Dr. Balanson pursuant to which he agreed to serve as the Company’s President and Chief Executive Officer. The agreement provides for a base salary of $325,000 per year, which is subject to annual review and adjustment by the Compensation Committee. Under the terms of the agreement, Dr. Balanson is eligible to receive a cash bonus of up to 50% of his then-current base salary, depending upon the Board’s determination of Dr. Balanson’s success in achieving specified performance targets.

If Dr. Balanson’s employment is terminated by the Company without cause, (a) he will be entitled to receive all accrued salary and bonus through the date of termination, plus an amount equal to his annual base salary in effect on the date of termination, and (b) all stock options then held by Dr. Balanson will continue to vest according to their terms until the first anniversary of the termination date and shall be exercisable to the extent so vested until the 60th day following the first anniversary of the date of termination.

If Dr. Balanson resigns in connection with a change in control, he will be entitled to receive all accrued salary and bonuses through the date of termination, plus two cash payments, each equal to his annual base salary (the first such payment to be paid within 30 days and the second such payment to be paid within 1 year), plus a continuation of all benefit coverages for one year. In addition, upon any such termination event, all stock options held by Dr. Balanson will accelerate and become immediately exercisable.

Tim T. Hart

In August 2005, the Company entered into an employment agreement with Mr. Hart pursuant to which he agreed to serve as the Company’s Vice President—Finance, Chief Financial Officer, Treasurer and Secretary. The agreement provides for a base salary of $200,000 per year, which is subject to annual review and adjustment by the Compensation Committee. Under the terms of the agreement, Mr. Hart is eligible to receive a cash bonus of up to 50% of his then-current base salary, depending upon the Board’s determination of Mr. Hart’s success in achieving specified performance targets.

If Mr. Hart’s employment is terminated by the Company without cause, (a) he will be entitled to receive all accrued salary and bonus through the date of termination, plus an amount equal to one-half his annual base salary in effect on the date of termination, and (b) all stock options then held by Mr. Hart will continue to vest according to their terms until the six month anniversary of the termination date and shall be exercisable to the extent so vested until the 60th day following the six month anniversary of the date of termination.

If Mr. Hart resigns in connection with a change in control, he will be entitled to receive all accrued salary and bonuses through the date of termination, plus two cash payments, each equal to one-half his annual base salary (the first such payment to be paid within 30 days and the second such payment to be paid within 1 year), plus a continuation of all benefit coverages for six months. In addition, upon any such termination event, all stock options held by Mr. Hart will accelerate and become immediately exercisable.

David H. Russian

In November 2004, the Company entered into an employment agreement with Mr. Russian pursuant to which he agreed to serve as the Company’s Vice President—Finance, Chief Financial Officer, Treasurer and Secretary. The agreement provided for a base salary of $200,000 per year, subject to annual review and adjustment by the Compensation Committee. Under the terms of the agreement, Mr. Russian was eligible to receive a cash bonus of up to 50% of his then-current base salary, depending upon the Board’s determination of Mr. Russian’s success in achieving specified performance targets.

If Mr. Russian’s employment were to be terminated by the Company without cause, (a) he would have been entitled to receive all accrued salary and bonus through the date of termination, plus an amount equal to one-half his annual base salary in effect on the date of termination, and (b) all stock options then held by Mr. Russian would have continued to vest according to their terms until the six month anniversary of the termination date and be exercisable to the extent so vested until the 60th day following the six month anniversary of the date of termination.

In August 2005, Mr. Russian and the Company mutually agreed to terminate his employment agreement. The agreement provides for the resignation by Mr. Russian as the Vice President—Finance, Chief Financial Officer, Treasurer and Secretary, and, in exchange for mutual releases between the Company and Mr. Russian, as well as Mr. Russian’s continued obligation to refrain from disclosing trade secrets of the Company, the agreement provides for Mr. Russian to receive a severance payment of six months’ pay at his annual rate of pay, less payroll tax deductions through February 28, 2006. The agreement also provides for the continued vesting of all unvested stock options previously granted to Mr. Russian through the six month anniversary of the effective date of Mr. Russian’s resignation.

Richard Smith

In December 2003, the Company entered into an employment agreement with Mr. Smith pursuant to which he agreed to serve as the Company’s Vice President, Strategic Business Development. The agreement provided for a base salary of $200,000 per year, subject to annual review and adjustment by the Compensation Committee. Under the terms of the agreement, Mr. Smith was eligible to receive a cash bonus of up to 50% of his then-current base salary, depending upon the Board’s determination of Mr. Smith’s success in achieving specified performance targets.

If Mr. Smith’s employment were to be terminated by the Company without cause, (a) he would have been entitled to receive all accrued salary and bonus through the date of termination, plus an amount equal to one-half his annual base salary in effect on the date of termination, and (b) all stock options then held by Mr. Smith would have continued to vest according to their terms until the six month anniversary of the termination date and be exercisable to the extent so vested until the 60th day following the six month anniversary of the date of termination.

In December 2005, Mr. Smith and the Company mutually agreed to terminate his employment agreement. The agreement provides for the retirement of Mr. Smith as the Executive Vice President, Strategic Business Development, and, in exchange for mutual releases between the Company and Mr. Smith, as well as Mr. Smith’s continued obligation to refrain from disclosing trade secrets of the Company, the agreement provides for Mr. Smith to receive a severance payment of eighteen months’ pay at his annual rate of pay, less payroll tax deductions as well as health coverage costs through June 30, 2007. The agreement also provides for the continued vesting of all unvested stock options until December 31, 2006 and stock options scheduled to vest in 2007 are fully accelerated to vest on December 31, 2006. Restricted stock awards previously granted to Mr. Smith will not be forfeited and will continue to vest in accordance with the original terms of the Award for an additional eighteen months from the date of retirement.

Robert Tressler

In December 2003, the Company entered into an employment agreement with Mr. Tressler pursuant to which he agreed to serve as the Company’s Vice President of Sales. The agreement provided for a base salary of $180,000 per year, subject to annual review and adjustment by the Compensation Committee. Under the terms of the agreement, Mr. Tressler was eligible to receive a cash bonus of up to 50% of his then-current base salary, depending upon the Board’s determination of Mr. Tressler’s success in achieving specified performance targets.

If Mr. Tressler’s employment were to be terminated by the Company without cause, (a) he would have been entitled to receive all accrued salary and bonus through the date of termination, plus an amount equal to one-half his annual base salary in effect on the date of termination, and (b) all stock options then held by Mr. Tressler would have continued to vest according to their terms until the six month anniversary of the termination date and be exercisable to the extent so vested until the 60th day following the six month anniversary of the date of termination.

In December 2005, Mr. Tressler and the Company mutually agreed to terminate his employment agreement. The agreement provides for the resignation by Mr. Tressler as the Senior Vice President of Sales and Marketing, and, in exchange for mutual releases between the Company and Mr. Tressler, as well as Mr. Tressler’s continued obligation to refrain from disclosing trade secrets of the Company, the agreement provides for Mr. Tressler to receive a severance payment of Thirty-Two Thousand Dollars plus twenty-six weeks’ pay at his annual rate of pay, less payroll tax deductions, as well as health care coverage costs through June 30, 2006. The agreement also provides for the continued vesting of all unvested stock options previously granted to Mr. Tressler through the six month anniversary of the effective date of Mr. Tressler’s resignation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information for 2005

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2,691,133	$7.99	470,900
Equity compensation plans not approved by security holders (1)	1,993,567	$17.54	Not Applicable
Total	4,684,700	$12.05	470,900

(1)	On November 9, 1999 (the “Grant Date”), Mr. Eibl received a special one-time stock option grant (the “Option”) as an inducement for him to accept employment as the Company’s Chief Executive Officer. The Option is a non-qualified stock option to purchase an aggregate of 294,030 shares of the Company’s Common Stock at the purchase price of $8.75 per share. The Option term is a period of 120 months from and after the Grant Date. As of the date of this disclosure, the Option is fully vested.

Under the Option agreement, if Mr. Eibl ceases to be employed by the Company for any reason other than his death, Mr. Eibl may, during the sixty (60) day period following his termination with the Company, exercise the Option to the extent that the Option was exercisable on the date of his termination. The Option is subject to adjustment by reason of a recapitalization, reclassification, stock split, combination of shares, dividend or other distribution payable in capital stock. The Option may not be transferred, assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process.

In December 2005, we issued $25 million in aggregate principal amount of senior subordinated convertible debentures due and payable from December 2007 through December 2009 and warrants to purchase 394,737 shares of Maxwell common stock. The net proceeds of the issuance totaled approximately $23.7 million after direct placement costs of approximately $1.3 million. The debentures are convertible into 1,315,790 shares of Maxwell’s common stock. The debentures and warrants are convertible at $19.00 per share subject to adjustment upon certain events such as the sale of equity by us. At December 31, 2005, the interest rate on the debentures was 5.375%. All shares associated with the subordinated convertible debt and stock warrants are required to be registered by March 20, 2006. A penalty of $12,500 per day will accrue if the shares are not registered by the deadline.

Security Ownership of Certain Beneficial Owners and Management

	Beneficial Ownership
Name and Address of 5% Beneficial Ownership	Number of Shares (1)		Percentage of Total (2)
Montena, SA Herzogstrasse 14, 8044 Zürich, Switzerland	2,485,300		14.9%
Van Den Berg Management 805 Las Cimas Parkway, Suite 430, Austin, TX 78746	2,241,134	(3)	13.4%
Security Management Company, LLC One Security Benefit Place, Topeka, KS 66636-0001	1,871,300	(4)	11.2%
Royce & Associates, LLC 1414 Avenue of the Americas, 9th Floor, New York, NY 10019	878,200	(5)	5.2%

	Beneficial Ownership
Beneficial Ownership of Directors and Officers	Number of Shares (1)		Percentage of Total (2)
José L. Cortes	2,509,967	(6)	15.0%
Carlton J. Eibl	511,225	(7)	3.1%
Richard D. Balanson	494,212	(8)	3.0%
Tim T. Hart	25,000	(9)	*
Robert Guyett	43,667	(10)	*
Mark Rossi	46,667	(11)	*
Jean Lavigne	34,002	(12)	*
Thomas Ringer	16,667	(13)	*
Edward Caudill	26,667	(14)	*

All directors and executive officers as a group (9 persons)	3,708,074	(15)	22.2%

*	Less than one percent.
(1)	Information with respect to beneficial ownership is based on information furnished to the Company by each stockholder included in the table or included in filings with the SEC. The Company understands that, except as footnoted, each person in the table has sole voting and investment power for shares beneficially owned by such person, subject to community property laws where applicable.

(2)	Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 8, 2006 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Percentage of ownership is based on 16,735,696 shares of Common Stock outstanding on March 8, 2006.
(3)	Van Den Berg Management has sole voting power over 43,170 shares and shared voting power with respect to the balance and has sole power to dispose of 46,510 shares and shared dispositive power with respect to the balance. Information regarding this beneficial owner has been obtained solely from a review of the Schedule 13G/A filed with the SEC by Van Den Berg Management on January 9, 2006.
(4)	Information regarding this beneficial owner has been obtained solely from a review of the Schedule 13G/A filed with the SEC by Security Management Company, LLC on February 14, 2006.

85.1

(5)	Information regarding this beneficial owner has been obtained solely from a review of the Schedule 13G/A filed with the SEC by Royce & Associates, LLC on January 30, 2006.
(6)	Consists of 2,485,300 shares held by Montena, SA and an option to purchase 18,000 shares of Common Stock and 6,667 shares of Restricted Stock. Mr. Cortes is a principal in Montena, SA. Mr. Cortes may be deemed to exercise voting and investment power over such shares. Mr. Cortes disclaims beneficial ownership of such shares, except to his proportionate interest therein.
(7)	Consists of 21,528 shares of Common Stock held by Mr. Eibl personally, an option to purchase 483,030 shares of Common Stock and 6,667 shares of Restricted Stock.
(8)	Consists of 6,823 shares of Common Stock held by Dr. Balanson personally, an option to purchase 422,389 shares of Common Stock and 65,000 shares of Restricted Stock.
(9)	Mr. Hart became the Company’s Vice President—Finance, Chief Financial Officer, Treasurer and Secretary on August 16, 2005. Mr. Hart’s beneficial ownership consists of 25,000 shares of Restricted Stock.
(10)	Consists of 10,000 shares of Common Stock held in a Family Trust, an option to purchase 27,000 shares of Common Stock and 6,667 shares of Restricted Stock.
(11)	Consists of 10,000 shares of Common Stock held by Mr. Rossi personally, an option to purchase 30,000 shares of Common Stock and 6,667 shares of Restricted Stock.
(12)	Consists of 335 shares of Common Stock owned by Mr. Lavigne personally, an option to purchase 27,000 shares of Common Stock and 6,667 shares of Restricted Stock.
(13)	Consists of an option to purchase 10,000 shares of Common Stock and 6,667 shares of Restricted Stock.
(14)	Consists of 10,000 shares of Common Stock held in a Family Trust, an option to purchase 10,000 shares of Common Stock and 6,667 shares of Restricted Stock.
(15)	Includes options to purchase 1,027,419 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions

Montena SA, the former parent company of Montena and a significant shareholder of the Company, is the lessor for the Company’s headquarters in Rossens, Switzerland. During the years ended December 31, 2005, 2004 and 2003, the Company paid $797,000, $795,000 and $809,000, respectively, in rental fees to Montena SA. Future rental commitments as of December 31, 2005 are $2.6 million. In January 2006, Montena, SA sold the building to an unrelated third party.

Item 14. Principal Accountant Fees and Services

Audit Fees

As of February 28, 2006, the aggregate fees paid or payable to M&P for the fiscal year ended December 31, 2005 for professional services rendered in connection with the audit of the Company’s consolidated financial statements, reviews of the Company’s interim consolidated financial statements included in its Quarterly Reports on Form 10-Q, review of a registration statement filed on Form S-3, and the audit of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 were approximately $1,415,000. The audit of internal controls was approximately $830,000. For the fiscal year ended December 31, 2004, the aggregate fees paid to M&P for professional services rendered in connection with the audit of the Company’s consolidated financial statements, reviews of the Company’s interim consolidated financial statements included in its Quarterly Reports on Form 10-Q, review of a registration statement filed on Form S-3, and the audit of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 were approximately $1,487,000, with approximately $993,000 for the audit of internal controls.

Audit Related Fees

The Company did not engage M&P for professional services rendered in connection with statutory audits and the audit of the Company’s 401(k) Plan during the fiscal years ended December 31, 2005 or December 31, 2004.

Tax Fees

The Company did not engage M&P for professional services rendered in connection with tax advice or tax planning during the fiscal years ended December 31, 2005 or December 31, 2004.

All Other Fees

The Company did not engage M&P for any other professional services during the fiscal years ended December 31, 2005 or December 31, 2004.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee pre-approves all audit and permissible non-audit services prior to commencement of services. During fiscal year 2005, the Audit Committee approved 100% of the total fees that were paid to M&P.

The Audit Committee has determined the rendering of all other non-audit services by M&P is compatible with maintaining the auditor’s independence.

During the fiscal year ended December 31, 2005, none of the total hours expended on the Company’s financial audit by M&P was provided by persons other than M&P’s full-time permanent employees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1. Financial Statements. The consolidated financial statements required by this item are submitted in a separate section beginning on page 44 of this Annual Report on Form 10-K.

2. Financial Statement Schedules. The financial statement schedule entitled “Valuation and Qualifying Accounts” required by this item is submitted in a separate section beginning on page 74 of this Annual Report on Form 10-K.

3. Exhibits.

Exhibit Number	Description of Document

2.1	Asset Purchase Agreement dated December 10, 2003 between Registrant and Metar SA en constitution. (1)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions dated August 15, 2003 by and between Registrant and Horizon Christian Fellowship. (1)

2.3	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated September 26, 2003. (1)

2.4	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated October 13, 2003. (1)

2.5	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated December 23, 2003. (1)

3.1	Restated Certificate of Incorporation of Registrant. (14)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated November 22, 1996. (8)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated February 9, 1998. (2)

3.4	Amended and Restated Bylaws of Registrant. (3)

4.1	Rights Agreement dated November 5, 1999 between Registrant and Chase Mellon Shareholders Services, LLC, as Rights Agent. (13)

4.2	Amendment of Rights Agreement dated as of July 5, 2002. (15)

10.1	1995 Stock Option Plan of Registrant. (9)

10.2	Amendment No. One to Registrant’s 1995 Stock Option Plan dated March 19, 1997. (8)

10.3	Amendment No. Two to Registrant’s 1995 Stock Option Plan dated February 13, 1998. (17)

10.4	Amendment No. Three to Registrant’s 1995 Stock Option Plan dated January 28, 1999. (2)

10.5	Amendment No. Four to Registrant’s 1995 Stock Option Plan dated Nov. 22, 1999. (4)

10.6	Amendment No. Five to Registrant’s 1995 Stock Option Plan dated August 14, 2000. (16)

10.7	Stock Option Agreement under 1995 Stock Option Plan by and between Registrant and Kenneth Potashner, dated as of May 19, 2003. (15)

10.8	1999 Director Stock Option Plan of Registrant. (4)

10.9	Registrant’s 1994 Employee Stock Purchase Plan. (9)

Exhibit Number	Description of Document

10.10	Amendment Number One to Registrant’s 1994 Employee Stock Purchase Plan, effective as of April 30, 1997. (8)

10.12	PurePulse Technologies, Inc. 1994 Stock Option Plan. (10)

10.13	Shareholder Agreement among Registrant, PurePulse Technologies, Inc., Sanyo E&E Corporation and Three Oceans Inc., dated January 28, 1999. (2)

10.14

Seventh Amendment to Loan and Security Agreement dated June 30, 2003, among Registrant, Maxwell Electronic Components Group, Inc., I-Bus/Phoenix, Inc., PurePulse Technologies, Inc., MML Acquisition Corp. and Comerica Bank—California. (15)

10.15	Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated May 30, 2002. (5)

10.16	Amendment Number One to Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated June 28, 2002. (5)

10.17	Amendment Number Two to the Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated August 12, 2002. (6)

10.18	Asset Purchase Agreement dated as of September 30, 2002 between Maxwell Electronic Components Group, Inc. and TeknaSeal L.L.C. (7)

10.19	Services Agreement dated April 4, 2003 between Registrant and Carlton Eibl. (11)

10.20	Separation Agreement and General Release of Claims effective as of May 8, 2003 between Registrant and Kenneth Potashner. (12)

10.21	Employment Agreement dated August 1, 2003 between Registrant and Richard D. Balanson. (12)

10.22	Employment Agreement dated December 22, 2003 between Registrant and Tesfaye Hailemichael. (15)

10.23	Employment Agreement dated December 22, 2003 between Registrant and Richard Smith. (15)

10.24	Separation Agreement and General Release of All Claims effective as of October 31, 2003 between Registrant and James Baumker. (15)

10.25	Indemnity Agreement for Directors of Registrant dated December 2004. (15)

10.26	Loan and Security Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (15)

10.27	Schedule to Loan and Security Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (15)

10.28	Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (15)

10.29	Schedule to Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (15)

10.30	Export-Import Bank of the United States Agreement Executed by Borrower dated February 4, 2004 between Registrant, Export-Import Bank of the United States and Silicon Valley Bank. (15)

10.31	Intellectual Property Security Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (15)

10.32	Securities Account Control Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (15)

Exhibit Number	Description of Document

10.33

Stock Purchase Agreement dated November 5, 2004 between Registrant and each of MassMutual Strategic Balanced Fund, Citi FCP CitiEquity US Value Fund, ING Salomon Brothers All Cap Portfolio, Salomon Brothers Global Horizons US Fundamental Value Fund, GS Series Fundamental Value Fund, TA Idex Salomon All Cap Fund, ING Salomon Brothers Fundamental Value Portfolio, Salomon Brothers All Cap Value Fund, ATSF Salomon All Cap, Salomon Brothers Variable All Cap Value Fund, Smith Barney Fundamental Value Fund, GS Series Salomon Brothers Variable All Cap Value Fund, State of New Mexico State Investment Council. (18)

10.34

Amendment No. 1 to Stock Purchase Agreement dated November 5, 2004 between Registrant and each of MassMutual Strategic Balanced Fund, Citi FCP CitiEquity US Value Fund, ING Salomon Brothers All Cap Portfolio, Salomon Brothers Global Horizons US Fundamental Value Fund, GS Series Fundamental Value Fund, TA Idex Salomon All Cap Fund, ING Salomon Brothers Fundamental Value Portfolio, Salomon Brothers All Cap Value Fund, ATSF Salomon All Cap, Salomon Brothers Variable All Cap Value Fund, Smith Barney Fundamental Value Fund, GS Series Salomon Brothers Variable All Cap Value Fund, State of New Mexico State Investment Council. (18)

10.35	Separation Agreement and General Release of Claims effective as of November 10, 2004 between Registrant and Tesfaye Hailemichael. (18)

10.36	Employment Agreement dated November 10, 2004 between Registrant and David H. Russian. (18)

10.37	Firm-Fixed-Price Subcontract Purchase Order dated February 14, 2005 between Registrant and Northrop Grumman Space and Mission Systems Corp. (18)

10.38	Purchase Order dated March 9, 2005 between Registrant and United States Advanced Battery Consortium. (18)

10.39	Stock Purchase Agreement dated July 12, 2005 between the Company and Royce & Associates, LLC. (19)

10.40	Stock Purchase Agreement dated July 12, 2005 between the Company and Surveillance & Gestion Financiere S.A. (19)

10.41	Stock Purchase Agreement dated July 14, 2005 between the Company and The DJG Small Cap Fund. (19)

10.42	Separation agreement dated August 18, 2005 between Registrant and David H. Russian. (20)

10.43	Employment agreement dated August 19, 2005 between Registrant and Tim Hart. (20)

10.44	Securities Purchase Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (21)

10.45	Registration Rights Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (21)

10.46	Separation Agreement and General Release of All Claims effective as of December 29, 2005 between Registrant and Richard Smith. *

21.1	List of subsidiaries of Registrant. (18)

23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP *

23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2004.
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC file no. 000-10964).
(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC file no. 001-15477).
(4)	Incorporated herein by reference to Registrant’s Transition Report on Form 10-K for the transition period from August 1, 1999 to December 31, 1999 (SEC file no. 001-15477).
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2002.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2002.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2002.
(8)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC file no. 000-10964).
(9)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (SEC file no. 000-10964).
(10)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1996 (SEC file no. 000-10964).
(11)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(12)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(13)	Incorporated herein by reference to Registrant’s Form 8-A filed November 18, 1999 (SEC file no. 001-15477).
(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).
(15)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(16)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(17)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC file no. 000-10964).
(18)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2004.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2005.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2005.

(b) See the exhibits required by this item under Item 15(a)(3) above.

(c) See the financial statement schedule required by this item under Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March 2006.

MAXWELL TECHNOLOGIES, INC.

By:	/S/ RICHARD D. BALANSON
Richard D. Balanson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RICHARD D. BALANSON Richard D. Balanson	President, Chief Executive Officer and Director	March 15, 2006

/S/ TIM T. HART Tim T. Hart	Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/S/ CARLTON J. EIBL Carlton J. Eibl	Director	March 15, 2006

/S/ MARK ROSSI Mark Rossi	Director	March 15, 2006

/S/ JEAN LAVIGNE Jean Lavigne	Director	March 15, 2006

/S/ ROBERT L. GUYETT Robert L. Guyett	Director	March 15, 2006

/S/ JOSÉ CORTES José Cortes	Director	March 15, 2006

/S/ THOMAS RINGER Thomas Ringer	Director	March 15, 2006

/S/ EDWARD CAUDILL Edward Caudill	Director	March 15, 2006

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1. Financial Statements. The consolidated financial statements required by this item are submitted in a separate section beginning on page 45 of this Annual Report on Form 10-K.

2. Financial Statement Schedules. The financial statement schedule entitled “Valuation and Qualifying Accounts” required by this item is submitted in a separate section beginning on page 74 of this Annual Report on Form 10-K.

3. Exhibits.

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement dated December 10, 2003 between Registrant and Metar SA en constitution. (1)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions dated August 15, 2003 by and between Registrant and Horizon Christian Fellowship. (1)

2.3	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated September 26, 2003. (1)

2.4	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated October 13, 2003. (1)

2.5	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated December 23, 2003. (1)

3.1	Restated Certificate of Incorporation of Registrant. (14)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated November 22, 1996. (8)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated February 9, 1998. (2)

3.4	Amended and Restated Bylaws of Registrant. (3)

4.1	Rights Agreement dated November 5, 1999 between Registrant and Chase Mellon Shareholders Services, LLC, as Rights Agent. (13)

4.2	Amendment of Rights Agreement dated as of July 5, 2002. (15)

10.1	1995 Stock Option Plan of Registrant. (9)

10.2	Amendment No. One to Registrant’s 1995 Stock Option Plan dated March 19, 1997. (8)

10.3	Amendment No. Two to Registrant’s 1995 Stock Option Plan dated February 13, 1998. (17)

10.4	Amendment No. Three to Registrant’s 1995 Stock Option Plan dated January 28, 1999. (2)

10.5	Amendment No. Four to Registrant’s 1995 Stock Option Plan dated Nov. 22, 1999. (4)

10.6	Amendment No. Five to Registrant’s 1995 Stock Option Plan dated August 14, 2000. (16)

10.7	Stock Option Agreement under 1995 Stock Option Plan by and between Registrant and Kenneth Potashner, dated as of May 19, 2003. (15)

10.8	1999 Director Stock Option Plan of Registrant. (4)

10.9	Registrant’s 1994 Employee Stock Purchase Plan. (9)

10.10	Amendment Number One to Registrant’s 1994 Employee Stock Purchase Plan, effective as of April 30, 1997. (8)

10.12	PurePulse Technologies, Inc. 1994 Stock Option Plan. (10)

Exhibit Number	Description of Document
10.13	Shareholder Agreement among Registrant, PurePulse Technologies, Inc., Sanyo E&E Corporation and Three Oceans Inc., dated January 28, 1999. (2)

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

10.33

Stock Purchase Agreement dated November 5, 2004 between Registrant and each of MassMutual Strategic Balanced Fund, Citi FCP CitiEquity US Value Fund, ING Salomon Brothers All Cap Portfolio, Salomon Brothers Global Horizons US Fundamental Value Fund, GS Series Fundamental Value Fund, TA Idex Salomon All Cap Fund, ING Salomon Brothers Fundamental Value Portfolio, Salomon Brothers All Cap Value Fund, ATSF Salomon All Cap, Salomon Brothers Variable All Cap Value Fund, Smith Barney Fundamental Value Fund, GS Series Salomon Brothers Variable All Cap Value Fund, State of New Mexico State Investment Council. (18)

Exhibit Number	Description of Document
10.34

Amendment No. 1 to Stock Purchase Agreement dated November 5, 2004 between Registrant and each of MassMutual Strategic Balanced Fund, Citi FCP CitiEquity US Value Fund, ING Salomon Brothers All Cap Portfolio, Salomon Brothers Global Horizons US Fundamental Value Fund, GS Series Fundamental Value Fund, TA Idex Salomon All Cap Fund, ING Salomon Brothers Fundamental Value Portfolio, Salomon Brothers All Cap Value Fund, ATSF Salomon All Cap, Salomon Brothers Variable All Cap Value Fund, Smith Barney Fundamental Value Fund, GS Series Salomon Brothers Variable All Cap Value Fund, State of New Mexico State Investment Council. (18)

10.35	Separation Agreement and General Release of Claims effective as of November 10, 2004 between Registrant and Tesfaye Hailemichael. (18)

10.36	Employment Agreement dated November 10, 2004 between Registrant and David H. Russian. (18)

10.37	Firm-Fixed-Price Subcontract Purchase Order dated February 14, 2005 between Registrant and Northrop Grumman Space and Mission Systems Corp. (18)

10.38	Purchase Order dated March 9, 2005 between Registrant and United States Advanced Battery Consortium. (18)

10.39	Stock Purchase Agreement dated July 12, 2005 between the Company and Royce & Associates, LLC. (19)

10.40	Stock Purchase Agreement dated July 12, 2005 between the Company and Surveillance & Gestion Financiere S.A. (19)

10.41	Stock Purchase Agreement dated July 14, 2005 between the Company and The DJG Small Cap Fund. (19)

10.42	Separation agreement dated August 18, 2005 between Registrant and David H. Russian. (20)

10.43	Employment agreement dated August 19, 2005 between Registrant and Tim Hart. (20)

10.44	Securities Purchase Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (21)

10.45	Registration Rights Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (21)

10.46	Separation Agreement and General Release of All Claims effective as of December 29, 2005 between Registrant and Richard Smith. *

21.1	List of Subsidiaries of Registrant. (18)

23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen LLP. *

23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2004.
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC file no. 000-10964).
(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC file no. 001-15477).

(4)	Incorporated herein by reference to Registrant’s Transition Report on Form 10-K for the transition period from August 1, 1999 to December 31, 1999 (SEC file no. 001-15477).
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2002.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2002.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2002.
(8)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC file no. 000-10964).
(9)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (SEC file no. 000-10964).
(10)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1996 (SEC file no. 000-10964).
(11)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(12)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(13)	Incorporated herein by reference to Registrant’s Form 8-A filed November 18, 1999 (SEC file no. 001-15477).
(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).
(15)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(16)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(17)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC file no. 000-10964).
(18)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2004.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2005.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2005.

(b)	See the exhibits required by this item under Item 15(a)(3) above.

(c)	See the financial statement schedule required by this item under Item 15(a)(2) above.