Form 10-Q
period 2006-03-31
MAXWELL TECHNOLOGIES INC
filed 2006-05-10
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐                     Accelerated filer  ☒                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

The number of shares of the registrant’s Common Stock outstanding as of May 3, 2006 was 17,080,544 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2006

PART I - Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2005, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three month periods ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three month period ended March 31, 2006 and 2005, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

The following condensed balance sheet as of December 31, 2005, which has been derived from audited financial statements does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01 in these unaudited statements.

Actual results could differ from those estimates and operating results for the three-month period ended March 31, 2006 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2006.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENDSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$16,020	$25,760
Investments in marketable securities	7,726	696
Trade and other accounts receivable, net	7,811	6,915
Inventories, net	10,689	9,536
Prepaid expenses and other current assets	1,228	841

Total current assets	43,474	43,748
Property and equipment, net	11,407	10,368
Other intangible assets, net	1,498	1,541
Goodwill	18,682	18,549
Prepaid pension asset	5,124	4,930
Restricted cash	8,000	8,000
Other non-current assets	1,215	1,328

	$89,400	$88,464

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,801	$6,870
Accrued warranty	788	632
Accrued employee compensation	2,490	2,588
Short-term borrowings and current portion of long-term debt	1,709	1,695
Deferred tax liability	291	291
Net liabilities of discontinued operations	363	527

Total current liabilities	12,442	12,603
Deferred tax liability	1,198	1,198
Convertible debentures and long-term debt, excluding current portion	25,005	22,212
Stock warrants	4,100	2,600
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 17,057 and 16,600 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1,706	1,660
Additional paid-in capital	137,716	136,135
Unearned compensation	—	(2,438)
Accumulated deficit	(95,051)	(87,600)
Accumulated other comprehensive income	2,284	2,094

Total stockholders’ equity	46,655	49,851

	$89,400	$88,464

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$11,971	$9,785
Cost of sales	8,459	6,996

Gross profit	3,512	2,789
Operating expenses:
Selling, general and administrative	4,263	3,291
Research and development	2,206	1,750
Amortization of other intangibles	19	19
Gain on disposal of property and equipment	(66)	—

Total operating expenses	6,422	5,060

Loss from operations	(2,910)	(2,271)
Interest income (expense), net	(6)	39
Amortization of debt discount and prepaid costs	(904)	—
Loss on embedded derivatives and warrants	(3,500)	—
Other income (expense), net	(31)	173

Loss from continuing operations before income taxes	(7,351)	(2,059)
Income tax provision	175	144

Loss from continuing operations	(7,526)	(2,203)
Income from discontinued operations, net of tax	75	37

Net loss	$(7,451)	$(2,166)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.45)	$(0.14)
Income from discontinued operations, net of tax	—	—

Net loss per share	$(0.45)	$(0.14)

Shares used in computing basic and diluted net loss per share	16,651	15,716

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Loss from continuing operations	$(7,526)	$(2,203)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	888	939
Amortization	50	52
Amortization of debt discount and prepaid fees	904	—
Loss on embedded derivative liabilities and warrants	3,500	—
Pension Benefit	(194)	—
Stock based compensation	936	—
Gain on sale of property and equipment	(66)	—
Provision for losses on accounts receivable	73	115
Net cash used in discontinued operations	(89)	(163)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(937)	177
Inventories	(1,124)	(271)
Prepaid expenses and other assets	(386)	(415)
Deferred income taxes	—	130
Accounts payable and accrued liabilities	75	1,095
Accrued employee compensation	(104)	211

Net cash used in operating activities	(4,000)	(333)

Investing activities:
Purchases of property and equipment	(1,889)	(384)
Proceeds from sale of property and equipment	66	—
Redemptions of marketable securities	—	252
Purchases of marketable securities	(7,031)	(1,253)

Net cash used in investing activities	(8,854)	(1,385)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(1,523)	(1,691)
Proceeds from long-term and short-term borrowings	1,523	1,691
Proceeds from issuance of Company stock	3,140	580

Net cash provided by financing activities	3,140	580

Decrease in cash and cash equivalents from continuing operations	(9,714)	(1,138)
Effect of exchange rate changes on cash and cash equivalents	(26)	(57)

Decrease in cash and cash equivalents	(9,740)	(1,195)
Cash and cash equivalents, beginning of period	25,760	10,740

Cash and cash equivalents, end of period	$16,020	$9,545

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

Note 1 – Description of Business

Maxwell Technologies, Inc. (the “Company” or “Maxwell”) is a Delaware corporation headquartered in San Diego, California. The Company is a developer and manufacturer of innovative, cost-effective energy storage and power delivery solutions.

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

Cash and Cash Equivalents, Investments in Marketable Securities

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized zero, in net realized gains in the period ended March 31, 2006 and for the year ended December 31, 2005. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at March 31, 2006 and December 31, 2005 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
As of March 31, 2006:
U.S. Government and Agencies:
Maturing within 1 year	$—	$—	$—
Corporate Debt Securities:
Maturing within 1 year	7,728	(2)	7,726
Maturing between 1 and 5 years	—	—	—

Total	$7,728	$(2)	$7,726

Current	$7,728	$(2)	$7,726
Non-current	$—	$—	$—
As of December 31, 2005:
U.S. Government and Agencies:
Maturing within 1 year	$324	$—	$324
Corporate Debt Securities:
Maturing within 1 year	371	1	372
Maturing between 1 and 5 years	—	—	—

Total	$695	$1	$696

Current	$695	$1	$696
Non-current	$—	$—	$—

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities or receipt at their facility, depending on shipping terms, provided collectability is reasonably assured. This method has been consistently applied from period to period and there is no right of return. Revenue recognized at the time costs are incurred is calculated on a percentage of completion basis, in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator
Basic:
Loss from continuing operations	$(7,526)	$(2,203)
Income from discontinued operations, net of tax	75	37

Net loss	$(7,451)	$(2,166)

Denominator
Basic:
Weighted average shares outstanding	16,651	15,716
Diluted:
Effect of dilutive securities:
Common stock options	—	—

Total weighted average common and potential common shares outstanding	16,651	15,716

Basic and diluted net loss per share:
Loss from continuing operations	$(0.45)	$(0.14)
Income from discontinued operations, net of tax	—	—

Basic and diluted net loss per share	$(0.45)	$(0.14)

For the three-month periods ended March 31, 2006 and 2005, incremental equivalent shares under common stock options of 1,075,601 and 588,345, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. Shares issuable on conversion of convertible debentures of 1,315,790 have also been excluded in the computation of diluted earnings per share as their impact would have been anti-dilutive.

Stock Option Plans

The Company has two active stock-based employee compensation plans as of March 31, 2006, which are described more fully in Note 4. As of December 31, 2005 the Company had accounted for stock-based employee compensation by the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock Based Compensation—Transitions and Disclosure. In accordance with the provisions of SFAS No. 123, the Company applied Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans and accordingly, no compensation expense was recognized for Employee Stock Purchase Plan ( ESPP) and stock options granted to employees in 2005. The Company recognized $361,000 of compensation expense for restricted stock awards according to APB No. 25 for the year ended December 31, 2005.

Effective January 1, 2006 the company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (revised) (SFAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of these awards over the requisite employee service period. The Company elected the modified prospective method, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.

The Company’s loss before income taxes for the period ended March 31, 2006 is $936,000 higher than in the same period ended March 31, 2005. Basic and diluted loss per share for the period ended March 31, 2006 would have been ($0.39) if the Company had not adopted SFAS 123R, compared with the basic and diluted loss per share of ($0.45).

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This guidance provides us with up to one year for our initial adoption of the tax effect of statement 123R. The company is considering its alternatives which include the alternative transition method or the simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

Note 3 – Balance Sheet Details

Inventories

Inventories are accounted for at the lower of cost or market on the first-in, first-out basis and consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Inventories:
Raw material and purchased parts	$7,337	$7,397
Work-in-process	2,350	1,257
Finished goods	3,509	4,184
Inventory reserve	(2,507)	(3,302)

Net Inventory	$10,689	$9,536

Other Intangible Assets

Other Intangible Assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of March 31, 2006:
Developed core technology	$1,100	$(465)	$140	$775
Patents	988	(265)	—	723

Total Intangible Assets	$2,088	$(730)	$140	$1,498

Goodwill

The change in the carrying amount of goodwill from December 31, 2005 to March 31, 2006 is as follows (in thousands):

Balance at December 31, 2005	$18,549
Foreign currency translation adjustments	133

Balance at March 31, 2006	$18,682

Warranty Reserve

We generally provide a warranty to our customers for one to two years in the normal course of business. We accrue for the estimated warranty costs at the time of shipment. The estimated warranty liability is calculated based on historical warranty costs and the historical time frame within which such costs are paid plus any known warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the quarter ended March 31, 2006 and year ended December 31, 2005, respectively (in thousands):

	March 31, 2006	December 31, 2005
Accrued Warranty:
Beginning balance	$632	$701
New product warranties	206	313
Settlement of warranties	(54)	(329)
Other changes/adjustments to warranties	4	(53)

Ending balance	$788	$632

Note 4 – Stock-Based Compensation

On March 31, 2006, the Company has in effect two share-based compensation plans under which incentive stock options, non-qualified stock options and restricted stock awards have been granted to employees. The compensation cost that has been charged against income for those plans was $936,000 for the three-month period ended March 31, 2006. The compensation cost is included in COS, SG&A and R&D in the amounts of $57,000, $786,000 and $93,000 respectively.

Employee Stock Options and Employee Stock Purchase Plan (ESPP)

The information for the employee stock options and ESPP is presented for the modified prospective portion of these grants. This allows the Company to use the share-based compensation accounting outlined in SFAS 123R for the options that were granted and ESPP shares granted after December 31, 2005.

The Company’s 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”), approved by the shareholders, provides for the grant of stock based awards, including incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock, and restricted stock unit awards. This Incentive Plan had an initial 750,000 shares reserved for issuance with additional shares added to the plan from shares forfeited from the 1995 plan which may increase the number of shares available to be granted.

In 2004, the Company established the 2004 Employee Stock Purchase Plan (ESPP). The aggregate number of shares of common stock, which may be purchased under this Plan shall not exceed five hundred thousand (500,000) shares of common stock of the Company. As of March 31, 2006 the company has issued a total of 290,570 shares of common stock from the current and prior ESPP. The plan permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month purchase period.

The fair value of each option award granted after January 1, 2006 is estimated on the date of grant using the Black-Scholes valuation model for estimating the fair value of stock compensation granted, with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected dividends	—	—
Expected volatility	62.25%	61.00%
Average risk-free interest rate	4.42%	3.90%
Expected life (in years)	6.15	4.00

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on historical Company stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of our underlying stock price that is expected over a period of time, commensurate with the option life. This is expressed as an annual percentage rate required by our option-pricing model. The risk-free interest rate is derived from the average zero coupon rate for the option expected life, which approximates the rate in effect at the time of grant. The expected life calculation for the stock option plan is based on SAB 107 “shortcut approach.” The assumptions used in Black-Scholes valuation model for the ESPP plan is: expected dividend of zero, expected volatility 43%, average risk-free interest rate of 4.22% and the option life of .5 years which is based on actual life.

Share-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate of 7%. The ESPP forfeiture rate is 0% as the number of shares that will be purchased is calculated based on employee contributions made as of March 31, 2006. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

The following table summarizes the activity under the employee stock option plan, the ESPP is not presented because no stock has been issued under the ESPP plan for the period after implementing SFAS 123R. The Company did issue shares for ESPP in the first quarter of 2006 but these shares were recognized under the prior accounting treatment as they were for the last half of fiscal year 2005. The offering period of the ESPP plan commences on January 1, 2006 and shares will be purchased based on contributions made as of June 30, 2006:

	Employee Stock Options Number of Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding January 1, 2005	2,493,633	$8.62
Granted	149,575	14.12
Exercised	(370,168)	8.29
Forfeited	(120,881)	10.90
Expired	—	—

Outstanding at March 31, 2006	2,152,159	8.93	6.2	22,972
Vested or expected to vest at March 31, 2006	2,100,055	8.84	6.1	22,616
Exercisable at March 31, 2006	1,632,679	8.12	5.3	18,810

The weighted-average grant date fair value of employee options granted during the period ended March 31, 2006 was $8.60 per share. The total intrinsic value of options exercised during the period ended March 31, 2006 was $2.5 million. The fair value of the ESPP shares to be issued in July 2006 was calculated using the Black-Scholes valuation model was $3.93 per share. Total compensation expense recognized for the ESPP for the three moths ended March 31, 2006 was $15,000. The intrinsic value of the shares will be calculated when the shares are purchased on behalf of the employees on or about June 30, 2006.

As of March 31, 2006 there was $2.4 million of total unrecognized compensation cost related to nonvested stock option granted under the employee option plan. The cost is expected to be recognized over a weighted average period of 1.43 years. Compensation cost for employee options recognized in the period ended March 31, 2006 was $333,000.

Restricted Stock Awards

Beginning in 2005 the Company awarded Directors and selected senior management restricted stock awards under the Company’s 2005 Omnibus Equity Incentive Plan. Vesting of Restricted Stock Awards is contingent upon meeting various departmental, company, market or performance conditions and typically do not vest before a required one year service period. The restricted stock awards have a contractual life, which is typically ten years. The number of shares available for issuance as restricted stock awards and employee stock options combined is an initial 750,000 shares with additional shares added from forfeitures from the 1995 Stock Option Plan.

The fair value of each restricted stock award is calculated on the date of grant using the stock price on the date of grant. The fair value of awards with market performance conditions have been determined using a Monte Carlo calculation. Performance conditions have estimated achievement dates over which compensation expense is recognized. The requisite service period is the greater of the estimated achievement date or the minimum 12-month vesting period. This requisite service period is determined based on an analysis of all the terms and conditions of each grant. The company uses the requisite service period that is most likely to occur including the likelihood that the restricted stock award will not be earned. The initial requisite service period may be adjusted for changes in the expected outcomes of the related service or performance conditions with such changes recognized prospectively over the remaining requisite service period.

Share-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience of pre-vesting award cancellations, we have assumed an annualized forfeiture rate for restricted stock awards of 6.7%. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

For the year ended December 31, 2005 the Company had recognized $361,000 of compensation expense for restricted stock awards in according with APB No. 25. The Company was required to calculate the restricted stock award expense based on the market price of the Company’s stock at the end of each reporting period. Under SFAS 123R the company determines the fair value at grant date and expenses that amount over the requisite service period. As prescribed under SFAS 123R the Company has reassessed each restricted stock award that was active and not earned as of January 1, 2006 and determined appropriate share-based expense treatment under SFAS 123R.

The following table summarizes the activity under the restricted stock awards (in thousands, except for per share amounts):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	197,500	$9.72
Granted	80,003	13.48
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2006	277,503	$10.80

The total grant-date fair value of restricted stock awards granted during the period ended March 31, 2006 was $1.1 million. No awards vested during the period ended March 31, 2006. As of March 31, 2006 there was $1.7 million of total unrecognized compensation cost related to nonvested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 0.8 years.

Outstanding / Unsettled Option Plans

The Company adopted the provisions of SFAS 123R on January 1, 2006, the first day of the Company’s fiscal year, using a modified prospective method, where compensation cost is recognized beginning with the date of adoption. SFAS 123R is only applicable for new awards and to awards that are outstanding on the effective date and if awards are subsequently modified or cancelled.

The following is a summary of the equity incentive plans under which stock options have been granted prior to the Company adopting SFAS 123R that have not been modified or cancelled since the adoption:

•	The 1995 Stock Option Plan under which, as amended, 3,340,000 shares of common stock were reserved for future grant.

•	The Company’s 1999 Director Stock Option Plan, under which 75,000 shares were reserved for future grant, was adopted in 1999 and approved by the Company’s shareholders in January 2000.

•	In December 1999, the Company granted 294,030 non-qualified options to the Company’s then new President and Chief Executive Officer, Mr. Eibl, outside of the Company’s other option plans.

•	In April 2002, in conjunction with the purchase of shares of its I-Bus/Phoenix and Electronic Components Group subsidiaries not already owned, the Company issued options to purchase approximately 520,000 shares of Maxwell common stock in exchange for options to purchase subsidiary common stock. This issuance of stock options was outside of the Company’s option plans.

•	In November 2002, options to purchase 853,461 shares of common stock with strike prices above $10, previously held by senior management and certain outside directors, were voluntarily cancelled, in exchange for the future issuance (May 2003) of substitute stock options with a strike price equal to the then-prevailing market price of the common stock.

Options granted under these stock option plans are for the purchase of common stock of the Company at not less than the stock’s fair market value at the date of grant. They generally vest in cumulative annual installments of 20–30 percent over a four year period with a contractual term of ten years, while the restricted stock awards vest one year from date of grant and if the requirements of the award are completed with a typical contractual term of ten years. New shares of common stock will be issued to satisfy stock option exercises and restricted stock grants.

The following table summarizes information concerning outstanding Company option plans at March 31, 2006:

Range of Exercise Prices	Shares Under Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Under Options Exercisable	Weighted Average Exercise Price
$2.76 to $6.12	7,600	3.5	$4.26	4,200	$2.76
$6.13 to $6.18	745,636	5.2	$6.18	650,121	$6.18
$6.19 to $7.53	397,200	7.4	$7.36	377,500	$7.37
$7.54 to $8.35	60,000	7.6	$8.29	33,600	$8.33
$8.36 to $8.75	283,030	3.7	$8.75	283,030	$8.75
$8.76 to $11.81	233,040	6.1	$10.24	172,630	$10.07
$11.82 to $13.95	233,180	8.5	$13.67	41,200	$13.61
$13.96 to $25.88	177,473	8.3	$14.95	55,398	$16.70
$25.89 to $28.81	8,000	1.8	$28.81	8,000	$28.81
$28.82 to $32.75	7,000	2.8	$32.75	7,000	$32.75

	2,152,159	6.2	$8.93	1,632,679	$8.12

Pro Forma

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year period (dollars in thousands, except per-share data):

Three Months Ended March 31, 2005
Net loss as reported	$(2,166)
Add: employee stock compensation included in reported net loss	—
Less: employee stock compensation under SFAS No. 123	(359)

Pro forma net loss	$(2,525)

Earnings per share:
Basic – as reported	$(0.14)
Basic – pro forma	$(0.16)
Diluted – as reported	$(0.14)
Diluted - pro forma	$(0.16)

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was done in accordance with FASB Interpretation (“FIN”) No. 28 (i.e., accelerated method). Total compensation cost of options and restricted stock granted but not yet vested, as of March 31, 2006, $4.1 million, which is expected to be recognized over the weighted average period of 1.2 years.

Cash received from options exercised under all share-based payment arrangements for the quarter ended March 31, 2006 was $3,140,000. The stock option plans issue new shares to satisfy share option exercises and we expect these plans to have sufficient shares for all options to be issued in fiscal year 2006.

Note 5 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(7,451)	$(2,166)
Foreign currency translation adjustments	189	(1,468)
Unrealized (loss) gain on securities	1	(1)

Comprehensive loss	$(7,261)	$(3,635)

Note 6 – Discontinued Operations

As part of a sale of the Company’s defense contracting business in 2001, the Company retained certain leases and lease obligations expiring in 2006. As of March 31, 2006, the net lease obligations are $61,000 and run through April 2006, which covers the lease payments through the end of the lease.

In September 2002, the Company decided to suspend the operations of its PurePulse Technologies, Inc. subsidiary. PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals. The Company has preserved its intellectual property and certain other technology assets for a possible future sale of such assets. The carrying value of the assets at December 31, 2005 and March 31, 2006 was zero.

Operating results of the discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations. The businesses included in discontinued operations had no sales in the quarters ended March 31, 2006 and March 31, 2005.

Note 7 – Related Parties

We transacted business with one company considered to be a related party. Montena SA, the former parent company of Montena and a significant shareholder of Maxwell Technologies, Inc., was the lessor for the Company’s headquarters in Rossens, Switzerland. The amount of lease payments paid to Montena SA during the quarters ended March 31, 2006 and 2005 were zero and $207,000, respectively. In January 2006, Montena SA sold the building to an unrelated third party and all payments for the Rossens property lease in 2006 have been made to that unrelated party.

Note 8 – Legal Proceedings

We have been named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf and alleges damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. While the Company’s legal counsel cannot express an opinion on this matter, management believes that any liability of the Company that may arise out of or with respect to this matter will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company. The range of possible outcomes for this suit is estimated to be between $0 and $153,000.

Note 9—Convertible Debentures

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

Maxwell is accounting for the conversion option in the Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The discount attributable to the issuance date aggregate fair value of the conversion options, warrants and issuance costs totaling $9.2 million, is being amortized using the effective interest method over the term of the Debentures. For the three-month period ended March 31, 2006, $904,000 of the discount and prepaid fees was amortized and included in the Condensed Consolidated Statement of Operations.

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at December 31, 2005 and their fair value on March 31, 2006 using the Black-Scholes pricing model. The holder’s and Maxwell’s conversion rights and the warrants were adjusted to their respective fair market values at March 31, 2006. The net fair value of the holder’s and Maxwell’s conversion rights at March 31, 2006 were $7.8 million which is included in “Convertible debentures and long-term debt” on the balance sheet. The effect of the fair market value adjustment was a $3,500,000 charge, which is recorded as “Loss on embedded derivatives and warrants.”

The warrants issued in connection with the issuance of the Debentures had an exercise price of $19.00 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the then current exercise price. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of March 31, 2006.

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

As long as Debentures are outstanding, the Company is required to maintain an $8.0 million cash balance. This amount is classified as restricted cash at March 31, 2006 and December 31, 2005.

Note 10 – Short-Term and Long-Term Borrowings

Short-term borrowings

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs (approximately $1.5 million as of March 31, 2006) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.52% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of March 31, 2006 and 2005, the full amount of the credit line was drawn.

Maxwell SA has a 1.0 million Swiss Francs (approximately $766,000 as of March 31, 2006) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 5.0%. Borrowings under the credit agreement are unsecured and as of March 31, 2006, none of the overdraft credit line was drawn.

The company had a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. The line had not been used and management decided not to renew the line, which expired on January 31, 2006.

Long-term borrowings

Maxwell SA has a term loan with a maximum draw of 1.15 million Swiss Francs, (approximately $881,000 as of March 31, 2006), for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of March 31, 2006, approximately $705,000 was outstanding. The weighted average interest rate on the funds borrowed at March 31, 2006 was 4.0%.

Note 11 – Defined Benefit Plan

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

	Three Months Ended March 31,
	2006	2005
Service cost	$52	$54
Interest cost	76	92
Expected return on plan assets	(267)	(226)
Net loss/(gain) amortization	(55)	(1)

Net periodic benefit	$(194)	$(81)

Total employer contributions paid during the three-month periods ended March 31, 2006 and 2005 were $78,000 and $72,000, respectively. Additional employer contributions of approximately $195,000 are expected to be paid during the remainder of fiscal 2006.

Note 12 – Contingencies

The Defense Department’s auditing agency is auditing a contract entered into by our Microelectronics group as a subcontractor in 1995 and completed in 1999. The Company has requested a release of liability from the prime contractor. There is no assurance that such a release will be obtained or that the Company will not incur some liability. While management does not anticipate an unfavorable settlement of these matters, unfavorable results of the audit would result in an adverse impact on the Company’s cash flow and statement of operations.

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

In March 2006, a customer sent us a demand letter requesting payment of $535,000 for a tester product initially sold in 2002. The Company believes the request has no merit. We have communicated our position to the customer who has not responded to us as of the date of this filing.

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

For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see “Risk Factors” on page 28 of this document. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan. Subsequently, we provide a summary of some of the highlights from the quarter ended March 31, 2006, followed by a discussion of the different aspects of our business. We then proceed, on page 20, to discuss our results of operations for the quarter ended March 31, 2006 compared with the quarter ended March 31, 2005. Thereafter, beginning on page 22, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” Beginning on page 23, we discuss our critical accounting policies, the impact of inflation on our business and new accounting pronouncements.

Overview

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.” In 1996, we changed our name to Maxwell Technologies, Inc. headquartered in San Diego, California. We develop, manufacture and market highly reliable, cost-effective energy storage and power delivery components and systems. Our products are designed and manufactured to provide failure-free, very low maintenance, performance over the life of the applications into which they are integrated. We believe that by satisfying the stringent requirements of such high-reliability, high-value applications, our products will be able to command much higher profit margins than commodity products. We focus on the following three discrete lines of high-reliability products:

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

Highlights of the Quarter Ended March 31, 2006

We reported revenue of $12 million and a net loss for the three-month period ended March 31, 2006 of approximately $7.5 million, or $0.45 per diluted share, versus revenue of $9.8 million and a net loss of $2.2 million, or $0.14 per diluted share, for the three months ended March 31, 2005.

During the three months ended March 31, 2006, we continued to focus on developing strategic alliances, introducing new products, reducing product costs, and increasing revenue. Some of these efforts are described below:

•	In January 2006, General Hydrogen Corporation placed a 200,000 unit, three-year, purchase order for BOOSTCAP® ultracapacitors to enhance performance and energy management in its Hydricity® Pack technology with strategic pricing if volume thresholds specified in the purchase order are met.

•	In February 2006, Enercon GmbH, one of the world’s leading producers of wind energy systems, designated Maxwell as a preferred supplier, and placed a 1.5 million-unit purchase order for ultracapacitors for wind turbine blade pitch systems.

•	In February 2006, Maxwell announced that it would introduce more than 30 BOOSTCAP® ultracapacitor products over the next several months as part of a unique product family strategy featuring new “Power” and “Energy” product types to better meet the diverse requirements of the automotive, transportation, industrial and consumer electronics markets.

•	In March 2006, Maxwell entered into an agreement to supply its latest generation of proprietary carbon powder-based ultracapacitor electrode material to Yeong-Long Technologies Co., Ltd. (YEC), for YEC’s new line of small cell ultracapacitor products, and to assist YEC in setting up worldwide marketing and distribution.

•	In April 2006, Maxwell formed a toll manufacturing alliance with Belton Technology Group, a major Chinese manufacturer of precision components, flex circuits, circuit boards and other products, to support Maxwell’s forecasted growth for its BOOSTCAP® ultracapacitors and multi-cell modules, driven by automotive, transportation and industrial electronics applications that are advancing toward high-volume production.

•	In April 2006, Maxwell signed a contract with Shanghai Urban Electric Power Investment Development Corporation (SUEP), granting SUEP a license to manufacture and market ultracapacitor products based on Maxwell’s proprietary large cell and multi-cell module technology under its own brand in Mainland China. The contract, which also obligates SUEP to source ultracapacitor electrode material exclusively from Maxwell, has a six-year term, renewable by mutual agreement.

Results of Operations and Financial Condition —Quarter Ended March 31, 2006 Compared with Quarter Ended March 31, 2005

Total Revenue

Total revenue for the three months ended March 31, 2006 was approximately $12.0 million versus $9.8 million for the three months ended March 31, 2005. High Voltage and Boostcap product lines experienced higher revenue levels in 2006 compared with the same period in 2005 while Microelectronics revenue remained flat. High Voltage revenue grew approximately 40% due to strong demand in Asia. Boostcap revenue grew approximately 14% due primarily to higher demand for the D Cell product offset in part by lower contract revenue from the USABC contract. We expect continued strong demand for High Voltage and Boostcap products as well as lower contract revenue in future quarters during 2006. There will be no contract revenue for the Microelectronics product line in the second and third quarters of 2006 due to government funding limitations. We expect the funding limitation to be resolved by the fourth quarter of 2006 at which time we will catch up revenue in the fourth quarter of 2006 and recognize revenue for work performed in the second, third, and fourth quarters.

Gross Profit

For the three months ended March 31, 2006 and 2005, gross profit was approximately $3.5 million and $2.8 million respectively, which represented 29% of revenue. Included in gross profit for both quarters was the impact of contract revenue from the USABC and NPOESS contracts. Gross profit from contract revenue was approximately 5% and 10% of the total gross profit percentage for the three months ended March 31, 2006 and 2005, respectively. Also included in cost of sales for the three months ended March 31, 2006 is $57,000 of stock compensation expense related to our adoption of SFAS 123R.

Excluding the impact of contract revenue, gross profit improvement was driven primarily by the High Voltage product line. High Voltage revenue volume drove 53% of the gross profit improvement with the remainder driven by price. We recorded reserves of approximately $337,000 and $572,000 in the first quarter of 2006 and 2005, respectively, for ultracapacitor orders received that were priced below our current product cost. We expect to continue driving down production costs to meet the pricing requirements of the markets in which we compete. Additional reserves may be required against future orders depending on the degree to which we are able to reduce our product costs at the time orders are placed.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were approximately $4.3 million for the three months ended March 31, 2006, compared with $3.3 million for the three months ended March 31, 2005. As a percentage of revenues, SG&A expenses increased to 36% for the three months ended March 31, 2006 from 34% for the three months ended March 31, 2005. The approximate $1.0 million increase is primarily related to stock compensation expense for restricted stock and stock option awards of $786,000 recognized in 2006.

Research & Development (R&D) Expense

Research and development (R&D) expenses were approximately $2.2 million for the three months ended March 31, 2006 compared with approximately $1.8 million for the same period in 2005. As a percentage of revenue, R&D expense was 18% for the three months ended March 31, 2006 and 2005. Also, R&D expense for the three months ended March 31, 2006 includes approximately $93,000 of stock compensation expense related to our adoption of SFAS 123R. R&D spending continues to be focused on Boostcap product development and Microelectronics single board computer product development.

Provision For Income Taxes

We recorded a provision for income taxes of $175,000 for the three months ended March 31, 2006 compared with $144,000 for the three months ended March 31, 2005. The tax provisions are the result of our Swiss subsidiary generating profitable results.

The Company is currently evaluating its options with regard to establishing the beginning additional paid-in capital (APIC) pool of tax benefits related to the adoption of FAS123R. The short-cut method as described in FAS123R-3 is likely to be the method we adopt to establish our beginning APIC pool. We have until the fourth quarter of 2006 to establish the methodology to determine the APIC pool, which will be utilized against future tax expense related to stock option compensation.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Discontinued Operations

In March 2001, we sold our Government Systems business for $20.7 million and recorded a gain of $1.1 million, net of a $2.7 million provision mainly related to ongoing lease obligations. As of March 31, 2006 a reserve provision of $61,000 remains for the lease obligation, which expires in April 2006.

Liquidity and Capital Resources

Changes in Cash Flow

During the three months ended March 31, 2006, we used $4.0 million of cash in operating activities, as compared with $333,000 of cash used in operating activities during the same period in 2005. The activity in 2005 included a mispayment from a customer of approximately $1.7 million, which when excluded results in a use of cash of $2.0 million. The $2.0 million increase in the cash used in operating activities for the three months ended March 31, 2006 compared with the same period of the prior year is a result of higher inventory and accounts receivable balances supporting higher revenue levels primarily for the High Voltage product line. As revenue levels increase, additional cash will be required for working capital purposes.

Investments in marketable securities increased approximately $7.0 million at March 31, 2006 from approximately $696,000 at December 31, 2005 due to the Company investing proceeds from the convertible debentures issued at the end of 2005. Purchases of property, plant and equipment for $1.9 million during the first quarter of 2006 were related to increasing factory capacity for Boostcap and High Voltage product lines. We expect to spend approximately $8.4 million during 2006 to increase factory capacity.

Proceeds from the issuance of stock of $3.1 million during the first quarter of 2006 were a result of employees and former employees exercising stock options. Future stock option exercise activity cannot be predicted with any certainty.

Liquidity

In February 2004, we secured a $3.0 million line of credit from a U.S. bank, which was renewed in 2005, and was available for working capital needs limited by the amount of eligible assets. The line was not used and we decided to not renew the credit line, which expired as of January 31, 2006. We also have a line of credit for 2 million Swiss Francs (approximately $1.5 million) from a Swiss bank for working capital in Switzerland. The line was fully used as of March 31, 2006 and 2005. We have a 1 million Swiss Francs (approximately $766,000) overdraft credit agreement with a Swiss bank, none of which was utilized at the end of March 31, 2006 and 2005. We also have a 1.15 million Swiss Francs (approximately $881,000) term loan available from a Swiss bank for capital equipment purchases. Approximately, $705,000 was outstanding as of March 31, 2006. We had approximately $24.0 million in cash, cash equivalents and restricted cash and approximately $7.7 million in short-term investments at the end of March 2006. We raised, net of issuance costs, approximately $5.4 million in July 2005 from the sale of shares of common stock. We raised approximately $23.7 million, net of issuance fees, from convertible debentures in December 2005. In addition, the warrants issued as part of the convertible debt would provide $7.5 million additional liquidity if fully exercised. We believe the liquidity provided by the existing cash and cash equivalents and investments in marketable securities, and borrowing available under our lines of credit, will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months.

Debentures, Short Term and Long Term Borrowings

Convertible Debentures

On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures due and payable in quarterly installments from December 2007 through December 2009 (the “Debentures”) and warrants to purchase 394,737 shares of Maxwell common stock. The net proceeds of the issuance totaled approximately $23.7 million after direct placement costs of approximately $1.3 million. The Debentures are convertible into 1.3 million shares of Maxwell’s common stock at any time at the option of the holder.

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

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at December 31, 2005 and their fair value on March 31, 2006 using a Black-Scholes calculation. The fair value of the holder’s and Maxwell’s conversion rights at March 31, 2006 were $7.8 million, which is included in “Convertible debentures and long-term debt” on the balance sheet. The effect of the fair market value adjustment was a $3.5 million charge, which is recorded as “Loss on embedded derivative liabilities and warrants.”

The warrants issued in connection with the issuance of the Debentures had an exercise price of $19.00 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the then current exercise price. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of March 31, 2006.

As long as Debentures are outstanding, the Company is required to maintain a cash balance in excess of $8.0 million. This amount is classified as restricted cash at March 31, 2006 and December 31, 2005.

Short-term borrowings

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs (approximately $1.5 million as of March 31, 2006) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.52% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of March 31, 2006 and 2005, the full amount of the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $766,000 as of March 31, 2006) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 5.0%. Borrowings under the credit agreement are unsecured and as of March 31, 2006, none of the overdraft credit line was drawn.

In February 2004, we secured a $3.0 million credit line from a U.S. bank. Management decided not to renew the line, which had not been used. The credit line expired on January 31, 2006.

Long-term borrowings

Maxwell, SA has a term loan with a maximum draw of 1.15 million Swiss Francs, (approximately $881,000 as of March 31, 2006), for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of March 31, 2006, approximately $705,000 was outstanding. The weighted average interest rate on the funds borrowed at March 31, 2006 was 4.0%.

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

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no changes to these critical accounting policies subsequent to December 31, 2005, other than the adoption of SFAS 123R.

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Product revenue is recognized, according to the guidelines of Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities or receipt at their facility, depending on shipping terms, provided collectability is reasonably assured. This method has been consistently applied from period to period and there is no right of return. Revenue recognized at the time costs are incurred is calculated on a percentage of completion basis, in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and is limited by the funding of the prime contractor. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs.

Stock Compensation

The company has two active share-based payment plans which include options to purchase our common stock by our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value at the close of the day prior or the last day of each six-month offering period under our employee stock purchase plans (ESPP). The Company has also awarded Directors and senior management with restricted stock awards subject to certain market or performance conditions.

As of December 31, 2005 The Company had accounted for these share-based payment plans using the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock Based Compensation—Transitions and Disclosure. In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted to employees and for the ESPP under SFAS No. 123. For the year ended December 31, 2005 the company had recognized $361,000 of compensation expense for restricted stock awards according to APB No. 25. If the Company had elected to recognize compensation cost based on the fair value method prescribed by SFAS No. 123, the Company’s would have recognized $1.6 million as disclosed per the pro forma in the Company’s Annual Report on Form 10-k for the year ended December 31, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which replaces SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. The Company adopted the provisions of SFAS 123R on January 1, 2006, the first day of the Company’s fiscal year, using a modified prospective application, where compensation cost is recognized beginning with the effective date for new awards and to awards that are outstanding on the effective date and if awards are subsequently modified or cancelled. The change in accounting for the two active share-based payment plans will require the company to determine a value of the awards at the grant date and expense that amount over the requisite service period. The resulting financial statement impact for the current period, March 31, 2006 was $936,000, which includes $10,000 for non-employees. The change in accounting treatment creates a total compensation cost related to non-vested awards not yet recognized of $4.1 million with a weighted average period over which they are expected to be recognized of 1.2 years.

Estimates of share-based compensation expenses are significant to our financial statements. However, these expenses are based on an option valuation model and will never result in the payment of cash by the Company. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating the business performance of our operating segment.

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

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill no longer be amortized but is subject to an annual impairment test and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values of the reporting units, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. We cannot say with certainty that we may not incur charges for impairment of goodwill in the future if the fair value of Maxwell Technologies and Maxwell SA decrease due to market conditions, revisions in our assumptions or other unanticipated circumstances. Any impairment charges could adversely affect the results of our operations.

Convertible Debentures

We account for convertible debentures and warrants in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19” were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders’ equity. The convertible debentures issued on December 20, 2005 were evaluated and determined not conventional convertible and, therefore, because of certain terms and provisions, including liquidating damages under the associated registration rights agreement, the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible debt on December 20, 2005 were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in our Statement of Operations.

A Black-Scholes valuation calculation was applied to both of the conversion features and warrants at December 20, 2005, December 31, 2005 and March 31, 2006. The December 20, 2005 valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the four-year life of the debentures using the effective interest method. The March 31, 2006 and December 31, 2005 valuations were used to record the fair value of these instruments at the end of the reporting period with any difference from prior period calculations reflected in the Statement of Operations. The Company’s stock price, which is one input used in the Black-Scholes calculation, has a significant impact on the calculation. The $5.34 per share increase in the Company’s stock price from December 31, 2005 to March 31, 2006 generated a $3.5 million charge on embedded derivative liabilities and warrants in the Statement of Operations. The volatility of the Company’s stock price is likely to generate large swings in the valuations of the conversion features and warrants in future periods.

Pension

The company accounts for the retirement plan for our Swiss subsidiary as a defined benefit pension plan. This plan is implemented under the terms of the plan as required by Swiss law. In the periods ended March 31, 2006 and 2005 total company contributions were $78,000 and $72,000 respectively while the employee matches the company-funded amounts. The company anticipates contributing an additional $195,000 to this pension in 2006. The prepaid pension asset at March 31, 2006 and 2005 was $5.1 million and $4.9 million respectively. The Swiss pension is similar to our U.S. defined contribution plan (401K) in that the basis of the funding requirements does not rest solely on the company. Management believes that the Swiss plan is adequately funded and future payments do not appear significant based on the current funding status of the plan.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the periods presented. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Pending Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Applications of Statement 133 to Beneficial Interests in Securitized Financial Assets. The adoption date does not require any transaction as of March 31, 2006 to comply with this pronouncement.

In March 2006, the FASB issued the Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140 (SFAS No. 156). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 156 on our financial position and results of operations has not yet been determined.

Off Balance Sheet Arrangements

None.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Francs) revenue and operating expenses as well as loans. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. We do not hedge our currency exposures.

Interest Rate Risk

At March 31, 2006, we had approximately $2.2 million term debt, of which approximately $529,000 is classified as long-term debt. The carrying value of these borrowings approximates fair value due to the short maturity dates of these instruments. We also had $25 million of long-term debt for convertible debentures issued on December 20, 2005, of which $24.5 million is classified as long-term debt. We do not anticipate significant interest rate swings in the near future; however, the exchange loss or gain may significantly affect our balance sheet or statement of operations. A 10% increase in the interest rate on our debt would not have a material effect on our related interest expense.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2006, third parties manage approximately $7.7 million of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks. A 10% change in the interest rate on our marketable securities would not have a material effect on our related interest income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure the information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s management, including our principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, and each concluded that such disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d – 15(f) under the Exchange Act) during the last fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, may also result in decreased revenues, increased expenses or other adverse impacts that could result in a decline in the price of our common stock. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, including our consolidated financial statements and the related notes.

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

If we are not able to produce large quantities of our large cell ultracapacitor products in the near future at a significantly lower per unit cost, our large cell ultracapacitors may not be a commercially viable alternative to competing energy storage and power delivery solutions. Although we are selling BOOSTCAP® large cell ultracapacitors designed for transportation and industrial applications, we have only produced these products in limited quantities and at relatively high prices compared with traditional energy storage and power delivery devices.

We have invested significant resources in improving our ultracapacitor cell and multi-cell module designs for higher performance and lower cost, and in automating internal production and forming an offshore manufacturing alliance in China to scale up our manufacturing capacity to enable us to produce ultracapacitors in quantities sufficient to meet the needs of our potential customers. If we are unable to continue reducing our cost of production and establishing the capability to produce large quantities of ultracapacitors at a reduced cost, we may not be able to generate commercial acceptance of, and sufficient revenue from, these products to recover our significant investment in the development and manufacturing scale-up, and our overall business prospects will be significantly impaired.

It may also be difficult for us to solve management, technological, engineering and other problems, which may arise in connection with scaling up our manufacturing processes. These problems may include production volumes and yields, quality assurance, adequate and timely supply of materials and components and shortages of qualified management and other personnel. In addition, by relying on third parties for offshore manufacturing, we will face risks with respect to quality assurance, cost and the absence of close engineering support.

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

If we are unable to develop and market our products successfully, we may not achieve or maintain profitability. In recent years, we have introduced many of our products into commercial markets and, upon such introductions, we also must demonstrate our capabilities as a reliable supplier of these products. Some of our products are alternatives to established products or provide capabilities that do not presently exist in the marketplace. Our products are sold in highly competitive and rapidly changing markets. Our products’ success is significantly affected by their cost, technology standards, performance and reliability and end-user preferences. The success of our products also depends on a number of factors, including our ability to:

•	maintain engineering and marketing staff sufficiently skilled to identify and design new products;

•	identify and develop attractive markets for our new products and technologies and accurately anticipate demand;

•	develop appropriate sales and distribution channels;

•	develop and manufacture new products that we can sell at competitive prices, with adequate margins;

•	deliver products that meet our customers’ requirements for quality and reliability;

•	increase our manufacturing capacity and improve manufacturing efficiency to meet our customer demands while maintaining quality;

•	successfully respond to technological changes by improving our existing products and technologies;

•	demonstrate that our products have technological and/or economic advantages over competing products;

•	successfully respond to competitors that are more experienced, have significantly greater resources and have a larger base of customers; and

•	secure required raw materials at the prices necessary to manufacture and deliver competitive products.

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

Market acceptance of our products will depend on competitive factors, many of which are beyond our control. Competition in our markets is intense and has been accentuated by the rapid pace of technological development. Our competitors include large fully integrated electronics companies. We may not be able to develop, fund or invest in one or more of our product lines to the same degree or as quickly as our competitors do. Many of our competitors have substantially greater research and development capabilities and financial, manufacturing, technological, marketing and sales resources than we do, as well as more experience in research and development, product testing, manufacturing, marketing and sales. These organizations also compete with us to:

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

If our OEM customers fail to purchase our components or to sell sufficient quantities of their products incorporating our components, or if our OEM customers’ sales timing and volume fluctuate, it could prevent us from achieving our sales and market share goals.

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, make up the majority of our revenues. For example, one customer, ABB Ltd., accounted for approximately 25% of our revenues in the first quarter of 2006. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products of our OEM customers. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it could prevent us from achieving our sales targets and negatively impact our market share. Our OEM customers typically require a long development and engineering process before incorporating our products into their systems and products. This period of time is in addition to the time we spend on basic research and product development. As a result, we are vulnerable to changes in technology or end user preferences.

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

We offer our customers a warranty for our products. Any product defects could, in turn, lead to defects in our customers’ products that incorporate our products. Defects in our products could give rise to warranty claims against us or to liability for damages. Such defects could also lead to liability for consequential damages. Defects in our products could, moreover, impair the market’s acceptance of our products. Any of these events could have a material adverse effect on our business and financial condition. We have limited experience with some of our products in evaluating the potential liability that could be created by claims under our warranties. If the claims made under such warranties exceed our warranty reserves, our results of operations and financial condition could be materially adversely affected. Additionally, law mandates warranty periods in some foreign countries. Changes in such laws may affect the adequacy of our warranty reserves.

Unfavorable economic conditions in the U.S. and abroad may adversely affect our OEM customers and prevent us from achieving sales growth.

Most of our new products are components designed to be integrated into new products and systems to be introduced to the marketplace by our OEM customers. For example, unfavorable economic conditions in 2003 and 2004 resulted in reduced capital spending on U.S. electric utility infrastructure and delayed the introduction of certain new products by our OEM customers. A recurrence of such unfavorable economic conditions may adversely affect our ability to market and sell our new products in the future.

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

Our reputation is important to our growth and success. Since we anticipate licensing our technology to others, our reputation may be affected by the performance of the companies to which we license our technology. Our licenses may grant exclusivity with respect to certain uses or geographic areas. For example, we granted an exclusive license to YEC to manufacture and sell our small cell BOOSTCAP® products in China, and to sell to other mutually agreed customers elsewhere in Asia. As a result, we will be wholly dependent on the success of the licensee for success with respect to any exclusive use or geographical area. As with YEC, we anticipate that future alliances may be with foreign partners or entities. As a result, such future alliances may be subject to the political climate and economies of the foreign countries where such partners reside and operate. We cannot be certain that our alliance partners or other partners will provide us with the support we anticipate, that such alliances or other relationships will be successful in developing our technology for use with their intended products, or that any alliances or other relationships will be successful in manufacturing and marketing their products. Any of our international operations will also be subject to certain external business risks such as exchange rate fluctuations, political instability or significant weakening of a local economy in which a foreign entity with which we have an affiliation operates or is located. Certain provisions of alliance agreements that are for our benefit may be subject to restrictions in foreign laws that limit our ability to enforce such contractual provisions. If these alliances are not successful our business and prospects could be negatively affected.

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

Our performance also depends on our ability to identify, hire, train, retain and motivate qualified personnel, especially key executives, operations staff and highly skilled accountants and engineers. The industries in which we compete are characterized by a high level of employee mobility and aggressive recruiting of skilled personnel in a highly competitive employment market. All of our employees are “at will” and thus may terminate their employment with us at any time.

Our business and operations would suffer if we are unable to integrate new key personnel.

We have a significant number of employees, including senior management, that are new to us. It takes time for new employees to integrate into an organization and work well together as a team. If we are unable to effectively integrate our new employees, including senior management, into our our organization, our business and operations will be harmed.

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

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which requires, starting in the first quarter of fiscal year 2006, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statements of operations. The recognition of these expenses in our statements of operations will result in lower earnings per share, which could negatively impact our future stock price. In addition, if we reduce our stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

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

We may experience difficulty in manufacturing our products in increased quantities, outsourcing the manufacturing of our products and improving our manufacturing processes. If we are unable to improve our manufacturing processes and manufacture our products in increased quantities, or if the alliance we have formed to outsource the manufacturing of our products is not successful, we may be unable to increase sales and market share for our products and could also lose existing customers. We have limited experience in manufacturing our products in high volume and, therefore, it may be difficult for us to achieve the following results:

•	increase the quantity of the new products we manufacture while maintaining quality, especially those products that contain new technologies;

•	reduce our manufacturing costs to a level needed to produce adequate profit margins and avoid losses on committed sales agreements currently priced at below our product costs; and

•	design and procure additional automated manufacturing equipment.

It may also be difficult for us to solve management, technological, engineering and other problems, which may arise in connection with our manufacturing processes and in moving substantial manufacturing operations offshore. These problems may include production volumes and yields, quality assurance, adequate and timely supply of high quality materials and components and shortages of qualified management and other personnel.

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

We believe that in the future we will need a substantial amount of additional capital for a number of purposes, including the following:

•	to meet potential production volumes for our product lines, particularly our ultracapacitors, which require high-speed automated production lines to achieve targeted customer volume and price requirements;

•	to expand and out-source our manufacturing capabilities and develop other production alternatives;

•	to fund our continuing expansion into commercial markets and compete effectively in those markets;

•	to develop new technology and cost effective solutions in our business; and

•	to acquire new or complementary businesses, product lines and technologies.

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

As of December 31, 2005, we had approximately $140.4 million of federal tax and state tax net operating loss carry forwards. Realization of any benefit from our tax net operating losses is dependent on: 1) our ability to generate future taxable income and 2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. The issuance of shares of our commons stock could cause an “ownership change.” Such transactions include the issuance of shares of common stock upon future conversion or exercise of outstanding options, warrants and convertible preferred stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2006, 457,012 shares, were issued pursuant to the Company’s stock purchase plan, restricted stock awards, and exercises of stock options and resulted in cash received of $3.1 million from the issuance.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter other than the items contained in the proxy statement for the 2006 annual meeting of stockholders which was held May 4, 2006 was submitted to a vote of security holders during the first quarter of 2006.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2006	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ Richard D. Balanson
Richard D. Balanson
President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ Tim T. Hart
Tim T. Hart
Vice President – Finance, Treasurer, Chief Financial Officer and Secretary