Form 10-Q
period 2006-06-30
MAXWELL TECHNOLOGIES INC
filed 2006-08-09
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

The number of shares of the registrant’s Common Stock outstanding as of August 3, 2006 is 17,205,504 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2006

PART I - Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2005, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2006 and 2005, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The following condensed balance sheet as of December 31, 2005, which has been derived from audited financial statements does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In the opinion of management, these unaudited statements contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for the periods presented as required by Regulation S-X, Rule 10-01 in these unaudited statements.

Actual results could differ from those estimates and operating results for the three and six month periods ended June 30, 2006 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2006.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$13,405	$25,760
Investments in marketable securities	5,518	696
Trade and other accounts receivable, net	9,447	6,915
Inventories, net	14,195	9,536
Prepaid expenses and other current assets	1,539	841

Total current assets	44,104	43,748
Property and equipment, net	11,896	10,368
Other intangible assets, net	1,482	1,541
Goodwill	19,420	18,549
Prepaid pension asset	5,326	4,930
Restricted cash	8,000	8,000
Other non-current assets	1,288	1,328

	$91,516	$88,464

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,824	$6,870
Accrued warranty	1,166	632
Accrued employee compensation	2,926	2,588
Short-term borrowings and current portion of long-term debt	1,789	1,695
Deferred tax liability	291	291
Net liabilities of discontinued operations	106	527

Total current liabilities	16,102	12,603
Deferred tax liability	1,198	1,198
Convertible debentures and long-term debt, excluding current portion	25,434	22,212
Stock warrants	3,900	2,600
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 17,191 and 16,600 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,719	1,660
Additional paid-in capital	139,374	136,135
Unearned compensation	—	(2,438)
Accumulated deficit	(99,638)	(87,600)
Accumulated other comprehensive income	3,427	2,094

Total stockholders’ equity	44,882	49,851

	$91,516	$88,464

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Products	$12,148	$11,019	$24,119	$20,804
License fee	615	—	615	—

Total revenues	12,763	11,019	24,734	20,804
Cost of sales	10,402	7,832	18,861	14,828

Gross profit	2,361	3,187	5,873	5,976
Operating expenses:
Selling, general and administrative	3,912	3,235	8,175	6,526
Research and development	2,384	1,759	4,590	3,509
Amortization of other intangibles	19	19	38	38
Gain on disposal of property and equipment	—	—	(66)	—

Total operating expenses	6,315	5,013	12,737	10,073

Loss from operations	(3,954)	(1,826)	(6,864)	(4,097)
Interest income (expense) net	(65)	48	(71)	87
Amortization of debt discount and prepaid costs	(904)	—	(1,808)	—
Gain (loss) on embedded derivatives and warrants	400	—	(3,100)	—
Other income (loss), net	(67)	135	(98)	308

Loss from continuing operations before income taxes	(4,590)	(1,643)	(11,941)	(3,702)
Income tax (benefit) provision	(11)	45	164	189

Loss from continuing operations	(4,579)	(1,688)	(12,105)	(3,891)
Income from discontinued operations, net of tax	258	15	333	52

Net loss	$(4,321)	$(1,673)	$(11,772)	$(3,839)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.27)	$(0.11)	$(0.72)	$(0.25)
Income from discontinued operations, net of tax	0.02	—	0.02	—

Net loss per share	$(0.25)	$(0.11)	$(0.70)	$(0.25)

Shares used in computing basic and diluted net loss per share	16,831	15,781	16,741	15,749

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Loss from continuing operations	$(12,105)	$(3,891)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	1,863	1,869
Amortization	103	106
Amortization of debt discount and prepaid fees	1,807	—
Loss on embedded derivative liabilities	3,100	—
Pension benefit	(396)	(81)
Stock based compensation	1,629	—
Loss (gain) on sale of property and equipment	(66)	33
Provision for losses on accounts receivable	107	98
Net cash used in discontinued operations	(89)	(267)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(2,398)	(939)
Inventories	(4,444)	(1,575)
Prepaid expenses and other assets	(860)	(79)
Deferred income taxes	—	78
Accounts payable and accrued liabilities	3,368	2,834
Accrued employee compensation	296	801

Net cash used in operating activities	(8,085)	(1,013)

Investing activities:
Purchases of property and equipment	(3,114)	(2,021)
Proceeds from sale of property and equipment	66	—
Redemptions of marketable securities	2,208	2,935
Purchases of marketable securities	(7,030)	(3,543)

Net cash used in investing activities	(7,870)	(2,629)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(3,370)	(1,885)
Proceeds from long-term and short-term borrowings	3,180	1,691
Retirement of shares	(368)	—
Proceeds from issuance of Company stock	3,853	831

Net cash provided by financing activities	3,295	637

Decrease in cash and cash equivalents	(12,660)	(3,005)
Effect of exchange rate changes on cash and cash equivalents	305	(37)

Decrease in cash and cash equivalents	(12,355)	(3,042)
Cash and cash equivalents, beginning of period	25,760	10,740

Cash and cash equivalents, end of period	$13,405	$7,698

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

The preparation of financial statements in conformity with U.S. - GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets and the incurrence of losses on warranty costs, the fair value of warrants and embedded conversion options related to convertible debentures, and vacant leased facilities. The markets for most of the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of these issues noted and other factors, actual results could differ from the estimates used by management.

The Company’s fiscal quarters end on the last day of the calendar month on March 31, June 30, September 30, and December 31.

Cash and Cash Equivalents, Investments in Marketable Securities

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies; Bank Certificates of Deposit; commercial paper/ and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized zero, in net realized gains in the period ended June 30, 2006 and for the year ended December 31, 2005. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at June 30, 2006 and December 31, 2005 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
As of June 30, 2006:
Bank Certificates of Deposit, Maturing within 1 year	$899	$(3)	$896
Commercial Paper, Maturing within 1 year	2,736	—	2,736
Corporate Debt Securities, Maturing within 1 year	1,889	(3)	1,886

Total	$5,524	$(6)	$5,518

As of December 31, 2005:
U.S. Government and Agencies, Maturing within 1 year	$324	$—	$324
Corporate Debt Securities, Maturing within 1 year	371	1	372

Total	$695	$1	$696

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities, or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. This method has been consistently applied from period to period and there is no right of return. Revenue on fixed price government contracts is recognized at the time costs are incurred, is calculated on a percentage of completion basis, in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs. In the three months ended June 30, 2006 the Company recognized revenue for payments that relate to specific deliverables, in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This revenue involves a contract that grants a license to manufacture and market ultracapacitor products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract, obligates the manufacturer to source ultracapacitor electrode material from Maxwell, the agreement has no general right of return and requires no refunds.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator
Basic:
Loss from continuing operations	$(4,579)	$(1,688)	$(12,105)	$(3,891)
Income from discontinued operations, net of tax	258	15	333	52

Net loss	$(4,321)	$(1,673)	$(11,772)	$(3,839)

Denominator
Basic:
Weighted average shares outstanding	16,831	15,781	16,741	15,749
Diluted:
Effect of dilutive securities:
Common stock options and restricted stock awards	—	—	—	—

Total weighted average common shares outstanding	16,831	15,781	16,741	15,749

Basic and diluted net loss per share:
Loss from continuing operations	$(0.27)	$(0.11)	$(0.72)	$(0.25)
Income from discontinued operations, net of tax	0.02	—	0.02	—

Basic and diluted net loss per share	$(0.25)	$(0.11)	$(0.70)	$(0.25)

For the three and six-month periods ended June 30, 2006 and 2005, incremental equivalent shares under common stock options and restricted stock awards of 1,139,460 and 1,147,568 for 2006, and 316,491 and 143,561 for 2005, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. Shares issuable on conversion of convertible debentures of 1,315,790 have also been excluded in the computation of dilutive earnings per share as their impact would have been anti-dilutive.

Stock Option Plans

The Company has two active stock-based employee compensation plans as of June 30, 2006, which are described more fully in Note 4. As of December 31, 2005 the Company had accounted for stock-based employee compensation by the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock Based Compensation—Transitions and Disclosure. In accordance with the provisions of SFAS No. 123, the Company applied Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans and accordingly, no compensation expense was recognized for Employee Stock Purchase Plan (ESPP) and stock options granted to employees in 2005.

The Company recognized $361,000 of compensation expense for restricted stock awards according to APB No. 25 for the year ended December 31, 2005.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (revised) (SFAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of these awards over the requisite employee service period. The Company elected the modified prospective method, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective method, prior periods are not revised for comparative purposes. The expense recognition provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.

The Company’s loss before income taxes is higher due to stock compensation expense for the three and six month periods ended June 30, 2006 by $693,000 and $1.6 million respectively, than the same periods ended June 30, 2005.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This guidance provides us with up to one year to determine which method to use when calculating our pool of tax benefit from stock based compensation. The Company is considering its alternatives which include the method described in SFAS 123R or the simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

Note 3 – Balance Sheet Details

Inventories

Inventories are accounted for at the lower of cost or market on the first-in, first-out basis and consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Inventories:
Raw material and purchased parts	$10,129	$7,397
Work-in-process	3,642	1,257
Finished goods	3,292	4,184
Inventory reserve	(2,868)	(3,302)

Net Inventory	$14,195	$9,536

Other Intangible Assets

Other Intangible Assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of June 30, 2006:
Developed core technology	$1,100	$(498)	$176	$778
Patents	988	(284)	—	704

Total Intangible Assets	$2,088	$(782)	$176	$1,482

Goodwill

The change in the carrying amount of goodwill from December 31, 2005 to June 30, 2006 is as follows (in thousands):

Balance at December 31, 2005	$18,549
Foreign currency translation adjustments	871

Balance at June 30, 2006	$19,420

Warranty Reserve

We generally provide a warranty to our customers for one to two years in the normal course of business. We accrue for the estimated warranty costs at the time of shipment. The estimated warranty liability is calculated based on historical warranty costs and the historical time frame within which such costs are paid plus any known warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the six month period ended June 30, 2006 and year ended December 31, 2005, respectively (in thousands):

	June 30, 2006	December 31, 2005
Accrued Warranty:
Beginning balance	$632	$701
Product warranties	1,024	313
Settlement of warranties	(514)	(329)
Other changes/adjustments to warranties	24	(53)

Ending balance	$1,166	$632

Note 4 – Stock-Based Compensation

The Company has two share-based compensation plans in effect as of June 30, 2006, under which incentive stock options, non-qualified stock options, ESPP and restricted stock awards have been granted to employees. The compensation cost that has been charged against income for those plans for the three and six month periods ended June 30, 2006 is $684,000 and $1.6 million, respectively and zero for the same periods ended in 2005.

The information for the employee stock options and ESPP is presented for the modified prospective portion of these grants. This allows the Company to use the share-based compensation accounting outlined in SFAS 123R for options and ESPP shares granted after December 31, 2005.

Employee Stock Purchase Plan (ESPP)

In 2004, the Company established the 2004 ESPP. The aggregate number of shares of common stock, which may be purchased under this Plan shall not exceed five hundred thousand (500,000) shares of common stock of the Company. As of June 30, 2006 the Company has issued a total of 298,871 shares of common stock from the current and prior ESPP. The Company issued 8,301 shares of stock for ESPP on June 30, 2006 from employees contributions for the period January 1 through June 30, 2006.

The plan permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period commencing on January 1 and July 1, 2006. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the “look back” option of the ESPP is estimated based on the stock price on the first day of the purchase period using the Black-Scholes valuation model for estimating the fair value of stock compensation granted. The following assumptions are used in the valuation model: expected dividend of zero, expected volatility of 43%, average risk-free interest rate of 4.22%; option life of .5 years, which is based on actual life; and a forfeiture rate of 0% as the number of shares to be purchased is calculated based on employee contributions. The fair value of the ESPP shares to be granted during the six month period ended June 30, 2006 was calculated using the Black-Scholes valuation model for both a call and a put option, which resulted in a value of $3.93 per share. Total compensation expense recognized for the ESPP for the six months ended June 30, 2006 was $33,000. The intrinsic value of the shares purchased on behalf of the employees on or about June 30, 2006 was $63,000.

Employee Stock Options Plan

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

The fair value of each option award granted after January 1, 2006 is estimated on the date of grant using the Black-Scholes valuation model for estimating the fair value of stock compensation granted, with the following assumptions:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Expected dividends	—	—
Expected volatility	54.7% - 62.7%	60%
Average risk-free interest rate	4.4% - 5.0%	3.9%
Expected life (in years)	5.1 - 6.2	4.0

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on historical Company stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of our underlying stock price that is expected over a period of time, commensurate with the option life. This is expressed as an annual percentage rate required by our option-pricing model. For the six month period ended June 30, 2006 and 2005 the weighted average volatility is 61.1% and 60%, respectively. The Company does not consider implied volatility due to the low volume of traded stock options. The risk-free interest rate is derived from the zero coupon rate for the option expected life. The expected life calculation is based on the Company’s history of exercised options from previous equity-based share option grants.

Share-based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2006 is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience of pre-vesting option forfeitures, we have assumed an 18.12% annualized forfeiture rate for the three month period ended June 30, 2006. The forfeiture rate used for the three month period ended March 31, 2006 was estimated at 7%. This increase is based on an analysis of historical equity-based share option grants conducted by an independent third party. Under the true-up provisions of SFAS 123R, the Company recorded a recovery of prior expense of $73,000 because our current forfeiture rate was higher than previously estimated. If the actual forfeiture rate is lower than estimated we will record an additional expense.

The following table summarizes the activity under the employee stock option plan:

	Employee Stock Options Number of Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding January 1, 2005	2,493,633	$8.62
Granted	177,075	14.82
Exercised	(446,322)	8.25
Forfeited	(137,631)	10.76
Expired	(1,501)	25.87

Outstanding at June 30, 2006	2,085,254	9.07	5.95	$22,210
Vested or expected to vest at June 30, 2006	1,972,559	8.83	5.77	21,498
Exercisable at June 30, 2006	1,614,117	$8.03	5.11	$18,913

The weighted-average grant date fair value of employee options granted during the three and six month periods ended June 30, 2006 was $9.84 and $8.80 per share, respectively while the weighted-average grant date fair value for the three and six month periods ended June 30, 2005 was $7.85 and $8.73 per share, respectively. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was $847,000 and $3.4 million respectively while the total intrinsic value for the three and six month periods ended June 30, 2005 was $88,000 and $266,000 respectively.

As of June 30, 2006 there was $2.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the employee option plan. The cost is expected to be recognized over a weighted average period of 1.43 years. Compensation cost for employee options recognized in the three and six month periods ended June 30, 2006 was $201,000 and $534,000 respectively.

Restricted Stock Awards

Beginning in 2005 the Company awarded Directors and selected senior management restricted stock awards under the Company’s 2005 Omnibus Equity Incentive Plan. Vesting of Restricted Stock Awards is contingent upon meeting various departmental, company, market or performance conditions and requires a one year service period. The restricted stock awards have a contractual life, which is ten years. The number of shares available for issuance as restricted stock awards and employee stock options combined was an initial 750,000 shares with additional shares added from forfeitures from the 1995 Stock Option Plan.

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

Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience of pre-vesting award cancellations, we have assumed an annualized forfeiture rate for restricted stock awards of 5.8%. Under the true-up provisions of SFAS 123R, if the actual forfeiture rate is lower than estimated, a recovery of prior expense is recorded and if the actual forfeiture rate is higher than estimated an additional expense is recorded. The Company forfeiture rate change was immaterial in the period ended June 30, 2006 and no adjustment was recorded.

For the year ended December 31, 2005 the Company had recognized $361,000 of compensation expense for restricted stock awards in accordance with APB No. 25. The Company was required to calculate the restricted stock award expense based on the market price of the Company’s stock at the end of each reporting period. Under SFAS

123R the Company determines the fair value at grant date and expenses that amount over the requisite service period. As prescribed under SFAS 123R the Company has reassessed each restricted stock award that was active and not earned as of January 1, 2006 and determined appropriate share-based expense treatment under SFAS 123R.

The following table summarizes the activity under the restricted stock:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	197,500	$9.72
Granted	127,003	15.32
Vested	(86,663)	7.71
Forfeited	—	—

Nonvested at June 30, 2006	237,840	$13.44

The total grant date fair value of restricted stock awards granted during the three and six month periods ended June 30, 2006 was $868,000 and $1.9 million, respectively. Awards vested during the three and six months ended June 30, 2006 was 86,663. As of June 30, 2006 there was $2.1 million of total unrecognized compensation cost related to nonvested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 0.86 years.

Compensation cost for restricted stock awards, employee stock options, ESPP and non-employee stock compensation included in Cost of sales; Selling, general and administrative; and Research and development is:

	Three Months ended June 30, 2006	Six Months ended June 30, 2006
Stock-Based Compensation Costs:
Cost of sales	$50,000	$107,000
Selling, general and administrative	605,000	1,391,000
Research and development	38,000	131,000

Total Stock-Based Compensation Costs	$693,000	$1,629,000

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

•

In November 2002, options to purchase 853,461 shares of common stock with strike prices above $10 per share, previously held by senior management and certain outside directors, were voluntarily cancelled, in exchange for the future issuance (May 2003) of substitute stock options with a strike price equal to the then-prevailing market price of the common stock.

Options granted under these stock option plans are for the purchase of common stock of the Company at not less than the stock’s fair market value at the date of grant. They generally vest in cumulative annual installments of 20–30 percent over a four year period with a contractual term of ten years, while the restricted stock awards vest one year from date of grant and if the requirements of the award are completed with a term of ten years. New shares of common stock will be issued to satisfy stock option exercises and restricted stock grants.

Pro Forma

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if employee stock compensation expense had been determined based on the fair value at the grant date in accordance with SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to employee stock compensation expense in the prior-year periods (dollars in thousands, except per-share data).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(1,673)	$(3,839)
Add: employee stock compensation included in reported net loss	—	—
Less: employee stock compensation under SFAS No. 123	(278)	(637)
Pro forma net loss	$(1,951)	$(4,476)
Earnings per share, basic and diluted:
As reported	$(0.11)	$(0.25)
Pro forma	$(0.12)	$(0.28)

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was done in accordance with FASB Interpretation (“FIN”) No. 28 (i.e., accelerated method).

Total compensation cost of options and restricted stock granted but not yet vested, as of June 30, 2006 is $4.4 million, which is expected to be recognized over the weighted average period of 1.16 years. Cash received from options exercised under all share-based payment arrangements for the six month period ended June 30, 2006 was

$3.9 million. The stock option plans issue new shares to satisfy option exercises, and we expect these plans to have sufficient shares for all options to be issued in fiscal year 2006.

Note 5 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss as reported	$(4,321)	$(1,673)	$(11,772)	$(3,839)
Foreign currency translation adjustment	1,149	(1,598)	1,338	(3,066)
Unrealized loss on securities	(6)	(3)	(5)	(4)

Comprehensive Loss	$(3,178)	$(3,274)	$(10,439)	$(6,909)

Note 6 – Discontinued Operations

As part of a sale of the Company’s defense contracting business in 2001, the Company retained certain leases and lease obligations. Although the lease expired in April 2006 we have a lease obligations balance of $40,000 as of June 30, 2006 for any potential final billings for the discontinued operations of the Company’s defense contracting business.

In September 2002, the Company decided to suspend the operations of its PurePulse Technologies, Inc. subsidiary. PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals. During the three months ended June 30, preferred shareholders of PurePulse provided Maxwell with a release of liability in the process of completely shutting down the PurePulse discontinued operation. Accordingly, we reversed a reserve for potential liability to these preferred Shareholders of approximately $258,000. The Company has preserved its intellectual property and certain other technology assets for a possible future sale of such assets. The carrying value of the assets at December 31, 2005 and June 30, 2006 was zero.

Note 7 – Related Parties

We transacted business with one Company considered to be a related party. Montena SA, the former parent Company of Montena and a significant shareholder of Maxwell Technologies, Inc., was the lessor for the Company’s headquarters in Rossens, Switzerland. The amount of lease payments paid to Montena SA during the three months ended June 30, 2006 and 2005 were zero and $198,000, respectively and during the six months ended June 30, 2006 and 2005 were zero and $414,000, respectively. In January 2006, Montena SA sold the building to an unrelated third party and all payments for the Rossens property lease have been made to that unrelated party in 2006.

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

Note 9 – Convertible Debentures

On December 20, 2005, the Company issued $25.0 million in aggregate principal amount of senior subordinated convertible debentures due and payable in quarterly installments from December 2007 through December 2009 (the “Debentures”) and warrants to purchase 394,737 shares of Maxwell common stock. The net proceeds of the issuance totaled approximately $23.7 million after direct placement costs of approximately $1.3 million. The Debentures are convertible into 1,315,790 shares of Maxwell’s common stock at any time at the option of the holder.

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

The warrants issued in connection with the issuance of the Debentures had an exercise price of $19.00 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the then current exercise price. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of June 30, 2006.

Interest is due quarterly with the interest rate fixed to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. The Company decided to pay interest in common stock and issued 20,346 shares for the accrued interest payment due July 1, 2006.

Maxwell is accounting for the conversion option in the Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The discount attributable to the issuance date aggregate fair value of the conversion options, warrants and issuance costs totaling $9.2 million, is being amortized using the effective interest method over the term of the Debentures. For the three and six month periods ended June 30, 2006, $904,000 and $1.8 million respectively, of the discount and prepaid fees was amortized and included in the Condensed Consolidated Statement of Operations.

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at March 31, 2006 and their fair value on June 30, 2006, using the Black-Scholes pricing model. The effect of the fair market value adjustment for the holder’s and Maxwell’s conversion rights and the warrants for the three and six month periods ended June 30, 2006 was a $400,000 gain, and $3.1 million loss, respectively, which is recorded as “Gain (Loss) on embedded derivatives and warrants.” The fair value of the holder’s and Maxwell’s conversion rights at June 30, 2006 were $7.6 million which is included in “Convertible debentures and long-term debt” on the balance sheet. The fair value of the warrants at June 30, 2006 was $3.9 million and is included in “Stock warrants” on the balance sheet.

In the event of any default or fundamental change as defined in the Debentures, the holder will be entitled to require Maxwell to redeem the Debentures (or any portion thereof) at a price equal to the greater of (i) the applicable redemption premium (ranging from 103%-115%) and (ii) the product of (x) the number of shares into which the Debenture is convertible using the $19.00 per share conversion price and (y) the closing price of Maxwell’s common stock on the day preceding the default or fundamental change.

As long as Debentures are outstanding, the Company is required to maintain an $8.0 million cash balance. This amount is classified as restricted cash at June 30, 2006 and December 31, 2005.

Note 10 – Short-Term and Long-Term Borrowings

Short-term borrowings

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs (approximately $1.6 million as of June 30, 2006) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.52%

with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of June 30, 2006 and December 31, 2005, the full amount of the credit line was drawn.

Maxwell SA has a 1.0 million Swiss Francs (approximately $802,000 as of June 30, 2006) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 6.0%. Borrowings under the credit agreement are unsecured and as of June 30, 2006 and December 31, 2005, none of the overdraft credit line was drawn. This agreement requires our Swiss subsidiary to maintain a minimum equity amount of 5.0 million Swiss Francs. We were in compliance with this covenant as of June 30, 2006.

The Company had a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. The line had not been used and management decided not to renew the line, which expired on January 31, 2006.

Long-term borrowings

Maxwell SA has a term loan with a maximum draw of 1.2 million Swiss Francs, (approximately $922,000 as of June 30, 2006), for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of June 30, 2006, approximately $553,000 was outstanding. The weighted average interest rate on the funds borrowed at June 30, 2006 was 4.13%.

Maxwell, SA has a lease agreement for the acquisition of manufacturing equipment up to an amount of 1.5 million Swiss Francs (approximately $1.2 million as of June 30, 2006). Under this lease agreement borrowings are for a minimum purchase price of 250,000 Swiss Francs and the lease is secured by the equipment being purchased. The leasing fee is 2.22% of the acquisition price plus VAT and a residual value of .5% of the acquisition price. Equipment suppliers are paid directly by the bank with interest payable at a rate of 6.75% per annum until the entire amount has been borrowed at which time the lending arrangement converts to a lease. No borrowing under this credit agreement was outstanding as of June 30, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$54	$54	$106	$108
Interest cost	78	92	154	184
Expected return on plan assets	(278)	(146)	(545)	(372)
Net gain amortization	(56)	—	(111)	(1)

Net periodic benefit	$(202)	$—	$(396)	$(81)

Employer contributions of $87,000 and $71,000 were paid during the three month periods ended June 30, 2006 and 2005 respectively. Total employer contributions paid during the six months ended June 30, 2006 and 2005 were $165,000 and $143,000, respectively. Additional employer contributions of approximately $107,000 are expected to be paid during the remainder of fiscal 2006.

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

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan. Subsequently, we provide a summary of some of the highlights from the three and six months ended June 30, 2006, followed by a discussion of the different aspects of our business. We then proceed, on page 20, to discuss our results of operations for the three and six month periods ended June 30, 2006 compared with the three and six month periods ended June 30, 2005. Then, beginning on page 23, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” We then review our critical accounting policies beginning on page 25, along with the impact of inflation on our business and new accounting pronouncements.

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

Highlights of the Quarter Ended June 30, 2006

We reported revenue of $12.8 million and a net loss for the three-month period ended June 30, 2006 of approximately $4.3 million, or $0.25 loss per diluted share, versus revenue of $11.0 million and a net loss of $1.7 million, or $0.11 loss per diluted share, for the three month period ended June 30, 2005.

During the three and six month period ended June 30, 2006, we continued to focus on developing strategic alliances, introducing new products, reducing product costs, and increasing revenue. Some of these efforts are described below:

•	In January 2006, General Hydrogen Corporation placed a 200,000 unit, three-year, purchase order for BOOSTCAP® ultracapacitors to enhance performance and energy management in its Hydricity® Pack technology with strategic pricing if volume thresholds specified in the purchase order are met.

•	In February 2006, Enercon GmbH, one of the world’s leading producers of wind energy systems, designated Maxwell as a preferred supplier, and placed a 1.5 million-unit purchase order for ultracapacitors for wind turbine blade pitch systems.

•	In February 2006, Maxwell announced that it would introduce more than 30 BOOSTCAP® ultracapacitor products over the next several months as part of a unique product family strategy featuring new “Power” and “Energy” product types to better meet the diverse requirements of the automotive, transportation, industrial and consumer electronics markets.

•	In March 2006, Maxwell entered into an agreement to supply its latest generation of proprietary carbon powder-based ultracapacitor electrode material to Yeong-Long Technologies Co., Ltd. (YEC), for YEC’s new line of small cell ultracapacitor products, and to assist YEC in setting up worldwide marketing and distribution.

•	In April 2006, Maxwell formed a toll manufacturing alliance with Belton Technology Group, a major Chinese manufacturer of precision components, flex circuits, circuit boards and other products, to support Maxwell’s forecasted growth for its BOOSTCAP® ultracapacitors and multi-cell modules, driven by automotive, transportation and industrial electronics applications that are advancing toward high-volume production.

•	In April 2006, Maxwell signed a contract with Shanghai Urban Electric Power Investment Development Corporation (SUEP), granting SUEP a license to manufacture and market ultracapacitor products based on Maxwell’s proprietary large cell and multi-cell module technology under its own brand in Mainland China. The contract, which also obligates SUEP to source ultracapacitor electrode material exclusively from Maxwell, has a six-year term, renewable by mutual agreement.

•	In May 2006, Maxwell announced that it had introduced Energy and Power-type C cell ultracapacitor cells and multi-cell packs. The new 2.5-volt cells have the same external dimensions but weigh just one-third as much as the familiar C-size battery, and are designed for easy mounting on printed circuit boards and in other electrical devices and systems.

•	In June 2006, Maxwell announced it had signed supply agreements with seven new distribution partners, strengthening and expanding the company’s growing international channel network. Channel partners supply Maxwell’s BOOSTCAP® ultracapacitor products and provide support services to the company’s rapidly growing customer base in the transportation, automotive, telecommunications, and industrial and consumer electronics markets.

•	In June 2006, Maxwell announced a new “Quick-Turn” BOOSTCAP® ultracapacitor module program that offers shipment within 14 days of receipt of customer purchase orders for custom-configured multi-cell energy storage and power delivery solutions for systems requiring up to 540 volts. The Quick-Turn program leverages standard modular building blocks and proprietary balancing, monitoring and thermal transfer technologies to establish a new industry standard for flexibility and responsiveness to customer requirements.

Results of Operations and Financial Condition —Quarter Ended June 30, 2006 Compared with Quarter Ended June 30, 2005

Total Revenue

Total revenue for the three months ended June 30, 2006 was approximately $12.8 million versus $11.0 million for the three months ended June 30, 2005. Two product lines experienced higher revenue levels in 2006 compared with the same period in 2005. High Voltage revenue increased approximately 25%, our Boostcap revenue increased approximately 43% while Microelectronics revenue was lower approximately 19% than the comparable period in 2005. High Voltage revenue grew in part due to strong demand in Asia. Boostcap revenue grew due primarily to higher sales in Europe and due to a license fee of $615,000 recognized in the three month period ended June 30, 2006. We expect to recognize additional licensing fee revenue in the next two quarters of 2006.

Microelectronics revenue was negatively impacted due to delayed in revenue for one government contract. The U.S government approves their budget during the fourth quarter and we are dependent upon their approval of funding to continue recognizing revenue. This delay had a negative impact on revenue for the second quarter of 2006 from government funding limitations and we expect these funding limitations to impact third quarter revenue as well. We presume the funding limitations should be resolved in the fourth quarter of 2006 at which time we will recognize the revenue for work we have performed in the second, third, and fourth quarters.

Gross Profit

For the three month periods ended June 30, 2006 and 2005, gross profit was approximately $2.4 million and $3.2 million respectively, which represented 18% and 29% of revenue, respectively. The gross profit within the Boostcap product line for the three month period ended June 30, 2006 was impacted by a number of issues. First, our expected cost reductions to produce certain Boostcap product was delayed while customer demand increased for this product resulting in higher costs of sales. Second, and to a lesser extent, post product sales support and service costs for certain new products as well as prior versions of certain product designs were higher than expected. Additionally, we decreased our reserves in the second quarter of 2006 by $424,000 for prior orders that were priced below product costs, as compared with recording reserves of $409,000 for the same period in 2005. We expect to continue driving down production costs to meet the pricing requirements of the markets in which we compete. Reserves may be required against future orders depending on the degree to which we are able to reduce our product costs at the time orders are placed.

Although our overall gross profit was lower for the three months ended June 30, 2006, this was partially offset by an improvement in the gross profit of our High Voltage product line compared with the same period in 2005. High Voltage cost improvements were primary a result of reduced manufacturing cost while increased volume also contributed.

For the three month period ended June 30, 2006 cost of sales also included $50,000 of stock compensation expense related to our adoption of SFAS 123R versus the comparable period in 2005 where there was no expense for stock compensation.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were approximately $3.9 million for the three month period ended June 30, 2006, compared with $3.2 million for the three month period ended June 30, 2005. As a percentage of revenues, SG&A expenses increased to 31% for the three month period ended June 30, 2006 from 29% for the three month period ended June 30, 2005. The approximate $677,000 increase is primarily related to stock compensation expense for restricted stock and stock option awards of $605,000 recognized in 2006 related to our adoption of SFAS 123R.

Research & Development (R&D) Expense

Research and development (R&D) expenses were approximately $2.4 million for the three month period ended June 30, 2006 compared with approximately $1.8 million for the same period in 2005. As a percentage of revenue, R&D expense was 19% and 16% for the three month periods ended June 30, 2006 and 2005, respectively. R&D expense for the three month period ended June 30, 2006 includes approximately $38,000 of stock compensation expense related to our adoption of SFAS 123R. R&D spending continues to be focused on Boostcap product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded an income tax benefit of $11,000 for the three month period ended June 30, 2006 compared with a provision for income taxes of $45,000 for the three month period ended June 30, 2005. The tax benefit and provision are a result of our Swiss subsidiary’s operating results.

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

Discontinued Operations

In March 2001, we sold our Government Systems business for $20.7 million and recorded a gain of $1.1 million, net of a $2.7 million provision mainly related to ongoing lease obligations. As of June 30, 2006 a reserve provision of $40,000 remains for final lease close-out obligations. The lease expired in April 2006.

During the three months ended June 30, 2006 we reversed a reserve for potential liability to preferred shareholders in PurePulse of approximately $258,000. These preferred shareholders provided Maxwell with a release of liability in the process of completely shutting down the PurePulse discontinued operation.

Six Month Period Ended June 30, 2006 Compared with Six Month Period Ended June 30, 2005

Total Revenue

Total revenue for the six months ended June 30, 2006 was approximately $24.7 million versus $20.8 million for the six months ended June 30, 2005. Two product lines experienced higher revenue levels in 2006 compared with the same period in 2005. High Voltage revenue increased approximately 33% and Boostcap revenue increased approximately 30% while Microelectronics revenue was lower (approximately 11%) than the comparable period in 2005. High Voltage revenue grew in part due to strong demand in Asia. Boostcap revenue grew due primarily to higher sales in Europe and due to a license fee of $615,000 recognized in the six month period ended June 30, 2006.

Microelectronics revenue was negatively impacted due to delayed in revenue for one government contract. The U.S. government approves their budget during the fourth quarter and we are dependent upon their approval of funding to continue to recognize revenue. This delay had a negative impact on revenue for the six months ended June 30, 2006 from government funding limitations and we expect this funding limitation to impact third quarter revenue as well. We presume the funding limitation should be resolved in the fourth quarter of 2006 at which time we will recognize the revenue for work we have performed in the second, third, and fourth quarters.

Gross Profit

For the six month periods ended June 30, 2006 and 2005, gross profit was approximately $5.9 million and $6.0 million respectively, which represented 24% and 29% of revenue, respectively. The gross profit within the Boostcap product line for the six month period ended June 30, 2006 was impacted by a number of issues. First, our expected cost reductions to produce certain Boostcap product was delayed while customer demand increased for this product resulting in higher costs of sales. Second, and to a lesser extent, post product sales support and service costs for certain new products as well as prior versions of certain product designs were higher than expected. Additionally, we decreased our reserves for the six months ended June 30, 2006 by approximately $218,000 for prior orders that were priced below product costs, as compared with recording reserves of $572,000 for the same period in 2005. We expect to continue driving down production costs to meet the pricing requirements of the markets in which we compete. Reserves may be required against future orders depending on the degree to which we are able to reduce our product costs at the time orders are placed.

Although our overall gross profit was lower for the six months ended June 30, 2006, this was partially offset by an improvement in the gross profit of our High Voltage product line compared with the same period in 2005. High Voltage cost improvements were primary a result of reduced manufacturing cost while increased volume also contributed.

For the six month period ended June 30, 2006 cost of sales also included $107,000 of stock compensation expense related to our adoption of SFAS 123R versus the comparable period in 2005 where there was no expense for stock compensation.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were approximately $8.2 million for the six month period ended June 30, 2006, compared with $6.5 million for the six month period ended June 30, 2005. As a percentage of revenues, SG&A expenses increased to 33% for the six month period ended June 30, 2006 from 31%

for the six month period ended June 30, 2005. The approximate $1.6 million increase is primarily related to stock compensation expense for restricted stock and stock option awards of $1.4 million recognized in 2006 related to our adoption of SFAS 123R.

Research & Development (R&D) Expense

Research and development (R&D) expenses were approximately $4.6 million for the six month period ended June 30, 2006 compared with approximately $3.5 million for the same period in 2005. As a percentage of revenue, R&D expense was 19% and 17% for the six month periods ended June 30, 2006 and 2005, respectively. R&D expense for the six month period ended June 30, 2006 includes approximately $131,000 of stock compensation expense related to our adoption of SFAS 123R. R&D spending continues to be focused on Boostcap product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded an income tax provision of $164,000 for the six month period ended June 30, 2006 compared with $189,000 for the six month period ended June 30, 2005. The tax provisions are a result of our Swiss subsidiary operating results.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Liquidity and Capital Resources

Changes in Cash Flow

During the six month period ended June 30, 2006, we used $8.1 million of cash in operating activities, compared with $1.0 million of cash used in operating activities during the same period in 2005. The increase in the cash used in operating activities is a result of higher inventory and accounts receivable balances supporting higher revenue levels primarily for the Boostcap product line as well as additional inventory for current and future customer orders in our Microelectronic product line. As revenue levels increase, additional cash will be required for working capital purposes.

Investments in marketable securities increased to approximately $5.5 million at June 30, 2006 from approximately $696,000 at December 31, 2005 due to the Company investing proceeds from the convertible debentures issued at the end of 2005. Purchases of property, plant and equipment for $3.1 million during the six month period ended June 30, 2006 were related to increasing factory capacity for Boostcap and High Voltage product lines. We expect our total capital expenditures for 2006 to be approximately $8.5 million which will be focused on increasing factory capacity at both of our manufacturing sites.

The primary financing activity was proceeds from the issuance of stock of $3.9 million during the six month period ended June 30, 2006, which were a result of employees and former employees exercising stock options. Future stock option exercise activity cannot be predicted with any certainty.

Liquidity

In February 2004, we secured a $3.0 million line of credit from a U.S. bank, which was renewed in 2005, and was available for working capital needs limited by the amount of eligible assets. The line was not used and we decided to not renew the credit line, which expired in January, 2006. We also have a line of credit for 2 million Swiss Francs (approximately $1.6 million) from a Swiss bank for working capital in Switzerland. The line was fully used as of June 30, 2006 and 2005. We also have a 1.2 million Swiss Francs (approximately $922,000) term loan available from a Swiss bank for capital equipment purchases. Approximately $553,000 was outstanding as of June 30, 2006. We have a 1 million Swiss Francs (approximately $802,000) line of credit with another Swiss bank for working capital, none of which was utilized as of June 30, 2006. We entered into a lease agreement in May 2006 for the acquisition of manufacturing equipment up to the amount of 1.5 million Swiss Francs (approximately $1.2 million). The lease term is 48 months and no equipment has been purchased under this agreement as of June 30, 2006. We had approximately $21.4 million in cash, cash equivalents and restricted cash and approximately $5.5 million in short-term investments at the end of June 2006. We raised, net of issuance costs, approximately $5.4 million in July 2005 from the sale of shares of common stock. We raised approximately $23.7 million, net of issuance fees, from convertible debentures in December 2005. In addition, the warrants issued as part of the convertible debt would provide $7.5 million additional liquidity if fully exercised. We believe the liquidity provided by the existing cash and cash equivalents and investments in marketable securities, and borrowing available under our lines of credit, will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months.

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

Interest is due quarterly with the interest rate fixed to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. Maxwell chose to pay the July 1, 2006 interest payment in common stock and issued 20,346 shares for accrued interest.

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

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at their original issue date and their fair value on June 30, 2006 using a Black-Scholes calculation. The effect of the fair market value adjustment was a $400,000 gain in the three month period ended June 30, 2006, which is recorded as “Gain (loss) on embedded derivative liabilities.”

The fair value of the holder’s and Maxwell’s conversion rights at June 30, 2006 were $7.6 million, which is included in “Convertible debentures and long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debentures had an exercise price of $19.00 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the then current exercise price. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of June 30, 2006.

As long as Debentures are outstanding, the Company is required to maintain a cash balance of $8.0 million. This amount is classified as restricted cash at June 30, 2006 and December 31, 2005.

Short-term borrowings

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs (approximately $1.6 million as of June 30, 2006) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.52% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of June 30, 2006 and 2005, the full amount of the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $802,000 as of June 30, 2006) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 6.0%. Borrowings under the credit agreement are unsecured and as of June 30, 2006, none of the overdraft credit line was drawn. This agreement requires our Swiss subsidiary to maintain a minimum equity amount of 5 million Swiss Francs. We were in compliance with this covenant as of June 30, 2006.

In January, 2006, a $3.0 million credit line from a U.S. bank expired. The line had never been drawn and management decided not to renew the line.

Long-term borrowings

Maxwell, SA has a term loan with a maximum draw of 1.2 million Swiss Francs, (approximately $922,000 as of June 30, 2006), for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of June 30, 2006, approximately $553,000 was outstanding. The weighted average interest rate on the funds borrowed at June 30, 2006 was 4.13%.

Maxwell, SA has a lease agreement for the acquisition of manufacturing equipment up to an amount of 1.5 million Swiss Francs (approximately $1.2 million as of June 30, 2006). Under this lease agreement borrowings are for a minimum purchase of 250,000 Swiss Francs and the lease is secured by the equipment being purchased. The leasing fee is 2.22% of the acquisition price plus VAT and a residual value of .5% of the acquisition price. Equipment suppliers are paid directly by the bank with interest payable at a rate of 6.75% per annum until the entire amount has been borrowed at which time the lending arrangement converts to a lease. No borrowing under this credit agreement was outstanding as of June 30, 2006.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. In the preparation of these financial statements we use certain assumptions and judgments, which may involve a high degree of judgment and complexity, these assumptions and estimates significantly impact the reported amounts of assets and liabilities and the disclosure of contingencies as well as reported amounts of revenues and expenses. These critical accounting policies, under different conditions or using different assumptions or estimates could show materially different results on our financial condition and results of operations.

Our critical accounting policies are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. During the six month period ended June 30, 2006 there were no significant changes to these critical accounting policies, other than the accounting policy related to share-based compensation as discussed below.

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

As of December 31, 2005 The Company had accounted for these share-based payment plans using the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock Based Compensation—Transitions and Disclosure. In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted to employees and for the ESPP under SFAS No. 123. For the year ended December 31, 2005 the Company had recognized $361,000 of compensation expense for restricted stock awards according to APB No. 25. If the Company had elected to recognize compensation cost based on the fair value method prescribed by SFAS 123, the Company’s would have recognized $1.6 million as disclosed per the pro forma in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which replaces SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. The Company adopted the provisions of SFAS 123R on January 1, 2006, the first day of the Company’s fiscal year, using a modified prospective application, where compensation cost is recognized beginning with the effective date for new awards and to awards that are outstanding on the effective date and if awards are subsequently modified or cancelled. The change in accounting for the two active share-based payment plans requires the Company to determine a value of the awards at the grant date and expense that amount over the requisite service period. The resulting financial statement impact for the three and six months ended June 30, 2006 was $693,000 and $1.6 million respectively, which includes $9,000 and $19,000, respectively, for non-employees. The change in accounting treatment creates a total compensation cost related to non-vested awards not yet recognized as of June 30, 2006 of $4.4 million with a weighted average period over which they are expected to be recognized of 1.16 years.

Pending Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Francs) revenue and operating expenses as well as loans in Swiss Francs. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. We do not hedge our currency exposures.

Interest Rate Risk

At June 30, 2006, we had approximately $2.2 million term debt, of which approximately $553,000 is classified as long-term debt. The carrying value of these borrowings approximates fair value due to the short maturity dates of these instruments. We also had $25 million of long-term debt for convertible debentures issued on December 20, 2005, of which $25.1 million is classified as long-term debt. We do not anticipate significant interest rate swings in the near future; however, the exchange loss or gain may significantly affect our balance sheet or statement of operations. A 10% increase in the interest rate on our debt would not have a material effect on our related interest expense.

We invest excess cash in debt instruments of the U.S. Government and its agencies, bank certificates of deposit; commercial paper, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2006, third parties managed approximately $5.5 million of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks. A 10% change in the interest rate on our marketable securities would not have a material effect on our related interest income.

Item 4.	Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective as of June 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting

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

Item 1A. – Risk Factors

There have been no material changes, other than the item noted below, from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

We may enter into agreements and provide services before funding is approved or obtained.

We may provide services for projects that may not be funded prior to us providing goods or services. If funds are not approved we would not recognize the revenue even though we may incur the expenses. We provide these goods or services knowing that we may not receive compensation. If funding is not eventually obtained, any capitalized expenses or inventory that is unique to the specific customer would be expensed, which could adversely impact our consolidated financial position, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2006 the Company purchased and retired 17,941 shares of its common stock from employees whose restricted stock had vested; this purchase was not part of a repurchase program. The Company is required to withhold payroll taxes when awards vest. The Company provided the option to restricted stock holders of paying the required taxes from personal funds or by remitting to the Company an equivalent number of vested restricted stock. The price the Company paid for these shares was based on the market close price on June 22, 2006. The following table provides a summary of the transaction.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
June 22, 2006	17,941	$20.47	—	—

Total	17,941	$20.47	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual meeting of Stockholders of Maxwell Technologies Inc. was held May 4, 2006. At the meeting, stockholders elected three Class I directors to serve on the Board of Directors until the 2009 Annual Meeting of the Stockholders or until their successors have been duly elected and qualified.

The three directors elected at the meeting were José Cortes, Richard Balanson and Edward Caudill. The votes cast for the three elected directors were as follows:

	Votes
NAME	For	Withheld
José Cortes	13,192,357	71,269
Richard Balanson	13,199,995	63,631
Edward Caudill	12,873,640	389,986

The other matter voted on by the Stockholders of Maxwell Technologies, Inc. was the ratification of the appointment of McGladrey & Pullen LLP as the Company’s independent auditors for the 2006 fiscal year. The votes cast were as follows:

Ratification of the appointment of McGladrey & Pullen LLP

For	Votes Against	Abstain
13,256,887	3,410	3,329

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date: August 8, 2006	By:	/s/ Richard D. Balanson
Richard D. Balanson
President and Chief Executive Officer

Date: August 8, 2006	By:	/s/ Tim T. Hart
Tim T. Hart
Vice President – Finance, Treasurer, Chief Financial Officer and Secretary