Form 10-Q
period 2006-09-30
MAXWELL TECHNOLOGIES INC
filed 2006-11-09
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares of the registrant’s Common Stock outstanding as of November 6, 2006 is 17,257,450 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2006

PART I - Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2005, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Actual results could differ from those estimates and operating results for the three and nine month periods ended September 30, 2006 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2006.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$4,946	$25,760
Investments in marketable securities	7,835	696
Trade and other accounts receivable, net	11,361	6,915
Inventories, net	15,459	9,536
Prepaid expenses and other current assets	1,370	841

Total current assets	40,971	43,748
Property and equipment, net	12,391	10,368
Other intangible assets, net	1,428	1,541
Goodwill	19,373	18,549
Prepaid pension asset	5,530	4,930
Restricted cash	8,000	8,000
Other non-current assets	985	1,328

	$88,678	$88,464

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,071	$6,870
Accrued warranty	872	632
Accrued employee compensation	2,828	2,588
Short-term borrowings and current portion of long-term debt	2,544	1,695
Deferred tax liability	291	291
Net liabilities of discontinued operations	94	527

Total current liabilities	16,700	12,603
Deferred tax liability	1,198	1,198
Convertible debentures and long-term debt, excluding current portion	26,393	22,212
Stock warrants	3,850	2,600
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 17,234 and 16,600 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,723	1,660
Additional paid-in capital	140,447	136,135
Unearned compensation	—	(2,438)
Accumulated deficit	(104,994)	(87,600)
Accumulated other comprehensive income	3,361	2,094

Total stockholders’ equity	40,537	49,851

	$88,678	$88,464

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Products	$13,517	$12,024	$37,636	$32,828
License fee	494	—	1,109	—

Total revenues	14,011	12,024	38,745	32,828
Cost of sales	11,271	8,556	30,132	23,384

Gross profit	2,740	3,468	8,613	9,444
Operating expenses:
Selling, general and administrative	4,264	3,117	12,439	9,643
Research and development	2,427	1,760	7,017	5,269
Amortization of other intangibles	19	19	57	57
Loss (gain) on disposal of property and equipment	—	42	(66)	42

Total operating expenses	6,710	4,938	19,447	15,011

Loss from operations	(3,970)	(1,470)	(10,834)	(5,567)
Interest income (expense) net	(156)	45	(227)	132
Amortization of debt discount and prepaid costs	(904)	—	(2,712)	—
Gain (loss) on embedded derivatives and warrants	50	—	(3,050)	—
Other income (loss), net	(2)	—	(100)	308

Loss from continuing operations before income taxes	(4,982)	(1,425)	(16,923)	(5,127)
Income tax (benefit) provision	13	(197)	177	(8)

Loss from continuing operations	(4,995)	(1,228)	(17,100)	(5,119)
Loss from discontinued operations, net of tax	(361)	(107)	(28)	(55)

Net loss	$(5,356)	$(1,335)	$(17,128)	$(5,174)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.29)	$(0.07)	$(1.01)	$(0.32)
Loss from discontinued operations, net of tax	(0.02)	(0.01)	—	(0.01)

Net loss per share	$(0.31)	$(0.08)	$(1.01)	$(0.33)

Shares used in computing basic and diluted net loss per share	16,981	16,242	16,822	15,915

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Loss from continuing operations	$(17,100)	$(5,119)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	2,811	2,699
Amortization	154	155
Amortization of debt discount and prepaid fees	2,712	—
Loss on embedded derivative liabilities	3,050	—
Pension benefit	(600)	(159)
Stock based compensation	2,339	81
Loss (gain) on sale of property and equipment	(66)	42
Provision for losses on accounts receivable	100	51
Net cash used in discontinued operations	(461)	(399)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(4,303)	(680)
Inventories	(5,709)	(1,616)
Prepaid expenses and other assets	(501)	(50)
Deferred income taxes	—	(71)
Accounts payable and accrued liabilities	3,300	(645)
Accrued employee compensation	198	711

Net cash used in operating activities	(14,076)	(5,000)

Investing activities:
Purchases of property and equipment	(4,563)	(2,561)
Proceeds from sale of property and equipment	66	—
Redemptions of marketable securities	2,312	5,437
Purchases of marketable securities	(9,451)	(3,806)

Net cash used in investing activities	(11,636)	(930)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(3,370)	(3,459)
Proceeds from long-term and short-term borrowings	4,115	3,274
Retirement of shares	(368)	—
Proceeds from issuance of Company stock	4,235	6,738

Net cash provided by financing activities	4,612	6,553

Decrease in cash and cash equivalents	(21,100)	623
Effect of exchange rate changes on cash and cash equivalents	286	(33)

Increase (decrease) in cash and cash equivalents	(20,814)	590
Cash and cash equivalents, beginning of period	25,760	10,740

Cash and cash equivalents, end of period	$4,946	$11,330

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

The Company’s fiscal quarters end on the last day of the calendar month in March, June, September, and December.

Cash and Cash Equivalents, Investments in Marketable Securities

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies; bank certificates of deposit; commercial paper/ and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized zero, in net realized gains in the period ended September 30, 2006 and for the year ended December 31, 2005. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at September 30, 2006 and December 31, 2005 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
As of September 30, 2006:
Bank certificates of deposit, maturing within 1 year	$1,448	$(1)	$1,447

U.S. Government and agencies, maturing within 1 year	$991	$1	$992
Commercial paper, maturing within 1 year	2,726	1	2,727
Corporate debt securities, maturing within 1 year	2,668	1	2,669

Subtotal marketable securities	6,385	3	6,388

Total	$7,833	$2	$7,835

As of December 31, 2005:
U.S. Government and agencies, maturing within 1 year	$324	$—	$324
Corporate debt securities, maturing within 1 year	371	1	372

Total	$695	$1	$696

Revenue Recognition

We derive substantially all of our revenue from the sale of manufactured products. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities, or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. This method has been consistently applied from period to period and there is no right of return. Revenue on fixed price government contracts is recognized at the time costs are incurred and is calculated on a percentage of completion basis, in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs. In the three and nine months ended September 30, 2006 the Company recognized revenue that relates to specific deliverables, in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This revenue involves a contract that grants a license to manufacture and market ultracapacitor products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract, obligates the manufacturer to source ultracapacitor electrode material from Maxwell, the agreement has no general right of return and requires no refunds.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator
Basic:
Loss from continuing operations	$(4,995)	$(1,228)	$(17,100)	$(5,119)
Income from discontinued operations, net of tax	(361)	(107)	(28)	(55)

Net loss	$(5,356)	$(1,335)	$(17,128)	$(5,174)

Denominator
Basic:
Weighted average shares outstanding	16,981	16,242	16,822	15,915
Diluted:
Effect of dilutive securities:
Common stock options and restricted stock awards	—	—	—	—

Total weighted average common shares outstanding	16,981	16,242	16,822	15,915

Basic and diluted net loss per share:
Loss from continuing operations	$(0.29)	$(0.07)	$(1.01)	$(0.32)
Income from discontinued operations, net of tax	(0.02)	(0.01)	—	(0.01)

Basic and diluted net loss per share	$(0.31)	$(0.08)	$(1.01)	$(0.33)

For the three and nine-month periods ended September 30, 2006 and 2005, incremental equivalent shares under common stock options and restricted stock awards of 1,104,472 and 1,133,298 for 2006, and 1,146,860 and 885,054 for 2005, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. Shares issuable on conversion of convertible debentures of 1,315,790 have also been excluded in the computation of dilutive earnings per share as their impact would have been anti-dilutive.

Stock Option Plans

The Company has two active stock-based employee compensation plans as of September 30, 2006, which are described more fully in Note 4. Prior to January 1, 2006, the Company had accounted for stock-based employee compensation by the disclosure only provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock Based Compensation—Transitions and Disclosure. In accordance with the provisions of SFAS No. 123, the Company applied Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans and accordingly, no compensation expense was recognized for Employee Stock Purchase Plan (ESPP) and stock options granted to employees in 2005. The Company recognized $361,000 of compensation expense for restricted stock awards according to APB No. 25 for the year ended December 31, 2005.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of revised Statement of Financial Accounting Standards No. 123 (revised) (SFAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of these awards over the requisite employee service period. The Company elected the modified prospective method, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective method, prior periods are not revised for comparative purposes. The expense recognition provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.

The Company’s loss before income taxes includes stock based compensation expense for the three and nine month periods ended September 30, 2006 of $710,000 and $2.3 million respectively, for the three and nine month period ended September 30, 2005 the Company had expensed $81,000.

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

In August 2006, the Securities and Exchange Commission (“SEC”) issued new requirements for “Executive Compensation and Related Person Disclosure”. This ruling amends the disclosure requirements of total compensation for the principal executive officer, the principal financial officer, and three other most highly paid officers. In addition, this ruling expands the compensation disclosures for directors and requires that all compensation to each director be disclosed in a separate summary compensation table with improved narrative disclosure supplementing the tabular presentation. The Company anticipates adopting this ruling in the Company’s 2006 Annual Report on Form 10-K. or Proxy if applicable. The adoption of this ruling will have no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the Company’s fiscal year end. SFAS 158 is effective for the Company as of December 31, 2007, except for the measurement date provisions, which are effective December 31, 2009. The plan reported on our financial statement is regulated by the Swiss Government and is equally funded by the employees and the Company. We are still in the process of evaluating the full impact of adoption of SFAS 158. However, as the plan is over funded, we do not expect to have a material negative impact on the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Balance Sheet Details

Inventories

Inventory increased $5.9 million during the nine month period ended September 30, 2006 to support higher revenue levels primarily for the Boostcap product line as well as current and future customer orders in the Microelectronics line.

Inventories are accounted for at the lower of cost or market on the first-in, first-out basis and consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Inventories:
Raw material and purchased parts	$11,340	$7,397
Work-in-process	2,962	1,257
Finished goods	3,940	4,184
Inventory reserve	(2,783)	(3,302)

Net Inventory	$15,459	$9,536

Other Intangible Assets

Other Intangible Assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of September 30, 2006:
Developed core technology	$1,100	$(531)	$174	$743
Patents	988	(303)	—	685

Total Intangible Assets	$2,088	$(834)	$174	$1,428

Goodwill

The change in the carrying amount of goodwill from December 31, 2005 to September 30, 2006 is as follows (in thousands):

Balance at December 31, 2005	$18,549
Foreign currency translation adjustments	824

Balance at September 30, 2006	$19,373

Warranty Reserve

We generally provide a warranty to our customers for one to two years in the normal course of business. We accrue for the estimated warranty costs at the time of shipment. The estimated warranty liability is calculated based on historical warranty costs and the historical time frame within which such costs are paid plus any known warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the nine month period ended September 30, 2006 and year ended December 31, 2005, respectively (in thousands):

	September 30, 2006	December 31, 2005
Accrued Warranty:
Beginning balance	$632	$701
Product warranties	1,451	313
Settlement of warranties	(1,233)	(329)
Other changes/adjustments to warranties	22	(53)

Ending balance	$872	$632

Note 4 – Stock-Based Compensation

The Company has two share-based compensation plans in effect as of September 30, 2006, under which incentive stock options, non-qualified stock options, Employee Stock Purchase Plan (ESPP) and restricted stock awards have been granted to employees. Generally, stock options and restricted stock awards vest over periods of one to four years and have a maximum contractual period of ten years. The following is a summary of the equity incentive plans under which stock options have been granted;

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

The compensation cost that has been charged against income for those plans for the three and nine month periods ended September 30, 2006, is $696,000 and $2.3 million, respectively and $81,000 for the same periods ended in 2005.

The information for the employee stock options and ESPP is presented for the modified prospective portion of these grants. This allows the Company to use the share-based compensation accounting outlined in SFAS 123R for options and ESPP shares granted after December 31, 2005.

Employee Stock Purchase Plan (ESPP)

In 2004, the Company established the 2004 ESPP. The aggregate number of shares of common stock, which may be purchased under this Plan shall not exceed five hundred thousand (500,000) shares of common stock of the Company. As of September 30, 2006 the Company has issued a total of 24,353 shares of common stock from the current ESPP. The Company issued zero and 8,301 shares of stock for ESPP for the three and nine months ended September 30, 2006 respectively.

The plan permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period commencing on January 1 and July 1, 2006. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the “look back” option of the ESPP is estimated based on the stock price on the first day of the offering period using the Black-Scholes valuation model. The following assumptions were used in the valuation model for the three months ended September 30, 2006: expected dividend of zero, expected volatility of 54%, average risk-free interest rate of 5.04%; option life of .5 years, which is based on actual life; and a forfeiture rate of 0% as the number of shares to be purchased is calculated based on employee contributions. The fair value of the ESPP shares to be granted during the three month period September 30, 2006 was calculated for a 15% discount on the stock price; and by using the Black-Scholes valuation model for a call and a put option attributes of our ESPP, which resulted in a total value of $6.06 per share. Total compensation expense recognized for the ESPP for the three and nine months ended September 30, 2006 was $29,000 and $61,000 respectively.

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

The fair value of each option award granted after January 1, 2006 is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Expected dividends	—	—
Expected volatility	54.7% - 62.7%	57% - 61%
Average risk-free interest rate	4.4% - 5.0%	3.9% - 4.3%
Expected life (in years)	5.1 - 6.2	4.0

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on historical Company stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of our underlying stock price that is expected over a period of time, commensurate with the option life. This is expressed as an annual percentage rate required by our option-pricing model. For the nine month period September 30, 2006 and 2005 the weighted average volatility is 60.7% and 57%, respectively. The Company does not consider implied volatility due to the low volume of traded stock options. The risk-free interest rate is derived from the zero coupon rate for the option expected life. The expected life calculation is based on the Company’s history of exercised options from previous equity-based share option grants.

Share-based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2006 is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience of pre-vesting option forfeitures, we have assumed an 18.12% annualized forfeiture rate for the three month period ended September 30, 2006. The forfeiture rate had been estimated at 7.0% for the three month period ended March 31, 2006. The increase is based on an analysis of historical equity-based share option grants conducted by an independent third party. Under the true-up provisions of SFAS 123R, the Company recorded a recovery of prior expense of $73,000 because our current estimated forfeiture rate was higher than previously estimated. If the actual forfeiture rate is lower than estimated we will record an additional expense.

The following table summarizes the activity under the employee stock option plan:

	Employee Stock Options Number of Shares	Weighted Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding January 1, 2006	2,493,633	$8.62
Granted	187,075	15.04
Exercised	(489,041)	8.31
Forfeited	(145,251)	10.85
Expired	(1,501)	11.06

Outstanding at September 30, 2006	2,044,915	9.11	5.69	$23,139
Vested or expected to vest at September 30, 2006	1,947,599	8.89	5.34	22,488
Exercisable at September 30, 2006	1,622,498	$8.14	4.92	$19,967

The weighted-average grant date fair value of employee options granted during the three and nine month periods ended September 30, 2006 was $10.04 and $8.86 per share, respectively while the weighted-average grant date fair value for the three and nine month periods ended September 30, 2005 was $6.36 and $6.17 per share, respectively. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $410,000 and $3.8 million respectively while the total intrinsic value for the three and nine month periods ended September 30, 2005 was $408,000 and $674,000 respectively.

As of September 30, 2006 there was $2.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the employee option plan. The cost is expected to be recognized over a weighted average period of 2.03 years. Compensation cost for employee options recognized in the three and nine month periods ended September 30, 2006 was $260,000 and $794,000 respectively. Cash received from options exercised under all share-based payment arrangements for the nine month period ended September 30, 2006 was $4.2 million.

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

The fair value of each restricted stock award is calculated on the date of grant using the stock price on the date of grant. The fair value of awards with market conditions have been determined using a Monte Carlo calculation. Performance conditions have estimated achievement dates over which compensation expense is recognized. The requisite service period is the greater of the estimated achievement date or the minimum 12-month vesting period. This requisite service period is determined based on an analysis of all the terms and conditions of each grant. The Company uses the requisite service period that is most likely to occur including the likelihood that the restricted stock award will not be earned. The initial requisite service period may be adjusted for changes in the expected outcomes of the related service or performance conditions with such changes recognized prospectively over the remaining requisite service period.

Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience of pre-vesting award cancellations, we have assumed an annualized forfeiture rate for restricted stock awards of 5.8%. Under the true-up provisions of SFAS 123R, if the actual forfeiture rate is higher than estimated, a recovery of prior expense is recorded and if the actual forfeiture rate is lower than estimated an additional expense is recorded. The Company’s forfeiture rate change was immaterial in the period ended September 30, 2006 and no adjustment was recorded.

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

The following table summarizes the activity under the restricted stock plan:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	197,500	$9.72
Granted	127,003	15.32
Vested	(101,663)	7.85
Forfeited	—	—

Nonvested at September 30, 2006	222,840	$13.76

The total grant date fair value of restricted stock awards granted during the three and nine month periods ended September 30, 2006 was zero and $1.9 million, respectively. Awards vested during the three and nine months ended September 30, 2006 were 15,000 and 101,663, respectively. As of September 30, 2006 there was $1.6 million of total unrecognized compensation cost related to nonvested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 0.74 years.

Compensation cost for restricted stock awards, employee stock options, ESPP and non-employee stock compensation included in Cost of sales; Selling, general and administrative; and Research and development is:

	Three Months ended September 30, 2006	Nine Months ended September 30, 2006
Stock-Based Compensation Costs:
Cost of sales	$65,000	$172,000
Selling, general and administrative	606,000	1,997,000
Research and development	39,000	170,000

Total Stock-Based Compensation Costs	$710,000	$2,339,000

Outstanding / Unsettled Option Plans

The Company adopted the provisions of SFAS 123R on January 1, 2006, the first day of the Company’s fiscal year, using a modified prospective method, where compensation cost is recognized beginning with the date of adoption. SFAS 123R is applicable for new awards and to awards that are outstanding on the effective date and if prior awards are subsequently modified or cancelled.

Options granted under these stock option plans are for the purchase of common stock of the Company at not less than the stock’s fair market value at the date of grant. They generally vest in cumulative annual installments of 20–30 percent over a four year period with a contractual term of ten years, while the restricted stock awards vest one year from date of grant and if the requirements of the award are completed within a term of ten years. New shares of common stock will be issued to satisfy stock option exercises and restricted stock grants.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(1,335)	$(5,174)
Add : Stock-based compensation expense included in net loss – as reported	81	81
Less: total stock-based compensation expense determined under the fair value based method as under SFAS No. 123	(296)	(933)

Pro forma net loss	$(1,550)	$(6,026)

Earnings per share, basic and diluted:
As reported	$(0.08)	$(0.33)
Pro forma	$(0.10)	$(0.38)

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was done in accordance with FASB Interpretation (“FIN”) No. 28 (i.e., accelerated method).

Note 5 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss as reported	$(5,356)	$(1,335)	$(17,128)	$(5,174)
Foreign currency translation adjustment	(70)	(184)	1,268	(3,250)
Unrealized gain (loss) on securities	4	5	(1)	1

Comprehensive Loss	$(5,422)	$(1,514)	$(15,861)	$(8,423)

Note 6 – Discontinued Operations

As part of a sale of the Company’s defense contracting business in 2001, the Company retained certain leases and lease obligations. Although the lease expired in April 2006 we have a lease obligations balance of $40,000 as of September 30, 2006 for any potential final billings for the discontinued operations of the Company’s defense contracting business.

In September 2002, the Company decided to suspend the operations of its PurePulse Technologies, Inc. subsidiary. PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals. During the three months ended June 30, 2006, preferred shareholders of PurePulse provided Maxwell with a release of liability in the process of completely shutting down the PurePulse discontinued operation. Accordingly, we reversed a reserve for potential liability to these preferred Shareholders of approximately $259,000. The Company has preserved its intellectual property and certain other technology assets for a possible future sale of such assets. The carrying value of the assets at December 31, 2005 and September 30, 2006 was zero.

Note 7 – Related Parties

We transacted business with one Company considered to be a related party. Montena SA, the former parent Company of Montena our wholly owned subsidiary Maxwell SA and a significant shareholder of Maxwell Technologies, Inc., was the lessor for the Company’s headquarters in Rossens, Switzerland. The amount of lease payments paid to Montena SA during the three months ended September 30, 2006 and 2005 were zero and $197,000, respectively and during the nine months ended September 30, 2006 and 2005 were zero and $604,000, respectively. In January 2006, Montena SA sold the building to an unrelated third party and all payments for the Rossens property lease have been made to that unrelated party in 2006.

Note 8 – Legal Proceedings

We have been named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf and alleges damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. On September 12, 2006 a California jury ruled in favor of the plaintiff for the amount of $231,000. The Company has accrued a total expense of $290,000, including estimated interest expense, in discontinued operations.

On October 17, 2006, Maxwell filed a patent infringement lawsuit against Nesscap in the United States District Court for the Southern District of California alleging that Nesscap’s sales of its ultracapacitors in the United States violate Maxwell patent(s). Maxwell is seeking monetary damages and an injunction to stop Nesscap’s sales of infringing products.

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

The warrants issued in connection with the issuance of the Debentures had an exercise price of $19.00 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the then current exercise price. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of September 30, 2006.

Interest is due quarterly with the interest rate fixed to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. During the three month period ended June 30, 2006, 20,346 shares of common stock were issued in-lieu of cash to pay interest. Accrued interest of $402,000 was payable as of September 30, 2006.

Maxwell is accounting for the conversion option in the Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The discount attributable to the issuance date aggregate fair value of the conversion options, warrants and issuance costs totaling $9.2 million, is being amortized using the effective interest method over the term of the Debentures. For the three and nine month periods ended September 30, 2006, $904,000 and $2.7 million respectively, of the discount and prepaid fees was amortized and included in the Condensed Consolidated Statement of Operations.

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at June 30, 2006 and their fair value on September 30, 2006, using the Black-Scholes pricing model. The effect of the fair market value adjustment for the holder’s and Maxwell’s conversion rights and the warrants for the three and nine month periods ended September 30, 2006 was a $50,000 gain, and $3.05 million loss, respectively, which is recorded as “Gain (Loss) on embedded derivatives and warrants.” The fair value of the holder’s and Maxwell’s conversion rights at September 30, 2006 were $7.6 million which is included in “Convertible debentures and long-term debt” on the balance sheet. The fair value of the warrants at September 30, 2006 was $3.9 million and is included in “Stock warrants” on the balance sheet.

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

As long as Debentures are outstanding, the Company is required to maintain an $8.0 million cash balance. This amount is classified as restricted cash at September 30, 2006 and December 31, 2005.

Note 10 – Short-Term and Long-Term Borrowings

Short-term borrowings

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs (approximately $1.6 million as of September 30, 2006) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.52% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of September 30, 2006 and December 31, 2005, the full amount of the credit line was drawn.

Maxwell SA has a 1.0 million Swiss Francs (approximately $800,000 as of September 30, 2006) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 6.0%. Borrowings under the credit agreement are unsecured. As of September 30, 2006, 950,000 Swiss Francs (approximately ($760,000 was drawn on the overdraft credit line. As of December 31, 2005, none of the overdraft credit line was drawn. This agreement requires our Swiss subsidiary to maintain a minimum equity amount of 5.0 million Swiss Francs. We were in compliance with this covenant as of September 30, 2006.

The Company had a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. The line had not been used and management decided not to renew the line, which expired on January 31, 2006.

Long-term borrowings

Maxwell SA has a term loan with a maximum draw of 1.2 million Swiss Francs, (approximately $920,000 as of September 30, 2006), for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of September 30, 2006, approximately $552,000 was outstanding. The weighted average interest rate on the funds borrowed at September 30, 2006 was 4.13%.

Maxwell, SA has a lease agreement for the acquisition of manufacturing equipment up to an amount of 1.5 million Swiss Francs (approximately $1.2 million as of September 30, 2006). Under this lease agreement borrowings are for a minimum purchase price of 250,000 Swiss Francs and the lease is secured by the equipment being purchased. The leasing fee is 2.22% of the acquisition price plus VAT and a residual value of .5% of the acquisition price. Equipment suppliers are paid directly by the bank with interest payable at a rate of 6.75% per annum until the entire purchased amount has been borrowed at which time the lending arrangement converts to a lease. As of September 30, 2006 $172,000 of this credit agreement had been paid to suppliers.

The following table summarizes convertible debentures and long-term debt (in thousands):

	September 30, 2006	December 31, 2005
Maxwell SA credit agreement	$1,600	$1,520
Maxwell SA overdraft agreement	760	—
U.S. line of credit	—	—
Maxwell SA term loan	552	699
Maxwell SA lease agreement	172	—
Convertible debentures	25,853	21,688

Total convertible debentures and long-term debt	28,937	23,907
Less current portion	2,544	1,695

Convertible debentures and long-term debt, excluding current portion	$26,393	$22,212

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$54	$78	$160	$186
Interest cost	78	132	231	316
Expected return on plan assets	(280)	(327)	(824)	(699)
Net gain amortization	(56)	(1)	(167)	(2)

Net periodic benefit	$(204)	$(118)	$(600)	$(199)

Employer contributions of $92,000 and $69,000 were paid during the three month periods ended September 30, 2006 and 2005 respectively. Total employer contributions paid during the nine months ended September 30, 2006 and 2005 were $256,000 and $212,000, respectively. Additional employer contributions of approximately $16,000 are expected to be paid during the remainder of fiscal 2006.

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

In March 2006, a customer sent us a demand letter requesting payment of $535,000 for a tester product initially sold in 2002. The Company believes the request has no merit and no accrual has been made in the financial statements. We have communicated our position to the customer. As of the date of this filing there has been no resolution.

During the nine month period ended September 30, 2006, we used $14.1 million of cash in operating activities, compared with $5.0 million of cash used in operating activities during the same period in 2005. The increase in the cash used in operating activities is a result of higher inventory and accounts receivable balances supporting higher revenue levels primarily for the Boostcap product line as well as additional inventory for current and future customer orders in our Microelectronic product line. As revenue levels increase, additional cash will be required for working capital purposes.

The Company believes that the liquidity provided by existing cash, cash equivalents, investments in marketable securities, and borrowing available under our lines of credit, will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months if we are able to negotiate elimination of the current restriction on $8 million of cash. We are exploring other options, including a bridge financing and/or a private placement or public offering of marketable securities to provide additional liquidity.

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

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan. Subsequently, we provide a summary of some of the highlights from the three and nine months ended September 30, 2006, followed by a discussion of the different aspects of our business. We then proceed, on page 20, to discuss our results of operations for the three and nine month periods ended September 30, 2006 compared with the three and nine month periods ended September 30, 2005. Then, beginning on page 22, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” We then review our critical accounting policies beginning on page 24, along with the impact of inflation on our business and new accounting pronouncements.

Overview

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.” In 1996, we changed our name to Maxwell Technologies, Inc. We are headquartered in San Diego, California. We develop, manufacture and market highly reliable, cost-effective energy storage and power delivery components and systems. Our products are designed and manufactured to provide failure-free, very low maintenance, performance over the life of the applications into which they are integrated. We believe that by satisfying the stringent requirements of such high-reliability, high-value applications, our products will be able to command much higher profit margins than commodity products. We operate as a single operating segment, High Reliability, which is comprised of two manufacturing locations and three product lines:

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

Highlights of the Quarter Ended September 30, 2006

We reported revenue of $14.0 million and a net loss for the three-month period ended September 30, 2006 of approximately $5.4 million, or $0.31 loss per diluted share, versus revenue of $12.0 million and a net loss of $1.3 million, or $0.08 loss per diluted share, for the three month period ended September 30, 2005.

During the three and nine month period September 30, 2006, we continued to focus on developing strategic alliances, introducing new products, reducing product costs, increasing revenue, and production capacity and building and defending our intellectual property portfolio. Some of these efforts are described below:

•	In January 2006, General Hydrogen Corporation placed a 200,000 unit, three-year, purchase order for BOOSTCAP® ultracapacitors to enhance performance and energy management in its Hydricity® Pack technology with strategic pricing if volume thresholds specified in the purchase order are met.

•	In February 2006, Enercon GmbH, one of the world’s leading producers of wind energy systems, designated Maxwell as a preferred supplier, and placed a 1.5 million-unit purchase order for ultracapacitors for wind turbine blade pitch systems.

•	In February 2006, Maxwell announced that it would introduce more than 30 BOOSTCAP® ultracapacitor products over the next several months as part of a unique product family strategy featuring new “Power” and “Energy” product types to better meet the diverse requirements of the automotive, transportation, industrial and consumer electronics markets. At September 30, 2006 all 30 products had been introduced.

•	In March 2006, Maxwell entered into an agreement to supply its latest generation of proprietary carbon powder-based ultracapacitor electrode material to Yeong-Long Technologies Co., Ltd. (YEC), for YEC’s new line of small cell ultracapacitor products, and to assist YEC in setting up worldwide marketing and distribution.

•	In April 2006, Maxwell formed a toll manufacturing alliance with Belton Technology Group, a major Chinese manufacturer of precision components, flex circuits, circuit boards and other products, to support Maxwell’s forecasted growth for its BOOSTCAP® ultracapacitors and multi-cell modules, driven by automotive, transportation and industrial electronics applications that are advancing toward high-volume production.

•	In April 2006, Maxwell signed a contract with Shanghai Urban Electric Power Investment Development Corporation (SUEP), granting SUEP a license to manufacture and market ultracapacitor products based on Maxwell’s proprietary large cell and multi-cell module technology under its own brand in Mainland China. The contract, which also obligates SUEP to source ultracapacitor electrode material exclusively from Maxwell, has a six-year term, renewable by mutual agreement.

•	In May 2006, Maxwell announced that it had introduced Energy and Power-type C cell ultracapacitor cells and multi-cell packs. The new 2.5-volt cells have the same external dimensions but weigh just one-third as much as the familiar C-size battery, and are designed for easy mounting on printed circuit boards and in other electrical devices and systems.

•	In June 2006, Maxwell announced it had signed supply agreements with seven new distribution partners, strengthening and expanding the Company’s growing international channel network. Channel partners supply Maxwell’s BOOSTCAP® ultracapacitor products and provide support services to the Company’s rapidly growing customer base in the transportation, automotive, telecommunications, and industrial and consumer electronics markets.

•	In June 2006, Maxwell announced a new “Quick-Turn” BOOSTCAP® ultracapacitor module program that offers shipment within 14 days of receipt of customer purchase orders for custom-configured multi-cell energy storage and power delivery solutions for systems requiring up to 540 volts. The Quick-Turn program leverages standard modular building blocks and proprietary balancing, monitoring and thermal transfer technologies to establish a new industry standard for flexibility and responsiveness to customer requirements.

•	In August 2006, Maxwell announced it had signed a memorandum of understanding to collaborate on the development of a cold start system for the commercial transportation market. The collaboration is with Alcoa AFL Automotive a Tier 1 supplier to the automotive and commercial vehicle industries. The cold start system will incorporate Maxwell’s BOOSTCAP® ultracapacitors with AFL’s power management system to develop an efficient engine starting system.

•	In September 2006, Maxwell announced it had signed a memorandum of understanding with Kromberg & Schubert GmbH & Co. KG to incorporate Maxwell’s BOOSTCAP® ultracapacitors into a highly efficient, low-cost, engine starting system for automobiles.

Results of Operations and Financial Condition —Quarter Ended September 30, 2006 Compared with Quarter Ended September 30, 2005

Total Revenue

Total revenue for the three months ended September 30, 2006 was approximately $14.0 million versus $12.0 million for the three months ended September 30, 2005. Two product lines experienced higher revenue levels in 2006 compared with the same period in 2005. High Voltage revenue increased approximately 5%, our Boostcap revenue increased approximately 73% while Microelectronics revenue was lower approximately 22% than the comparable period in 2005. Boostcap revenue grew due primarily to higher sales in Europe and due to a license fee of $494,000 recognized in the three month period ended September 30, 2006. We expect to recognize additional licensing fee revenue for our Boostcap product line in the last quarter of 2006 and first quarter of 2007.

Microelectronics revenue was negatively impacted due to delayed funding of one government contract. The U.S government approves their budget during the fourth quarter and we are dependent upon their approval of funding to continue recognizing revenue. This delay had a negative impact on revenue for the third quarter of 2006 from government funding limitations. We anticipate the funding limitations will be resolved in the fourth quarter of 2006 at which time we will recognize the revenue for work we have performed in the second, third, and fourth quarters.

Gross Profit

For the three month periods ended September 30, 2006 and 2005, gross profit was approximately $2.7 million and $3.5 million respectively, which represented 20% and 29% of revenue, respectively. The gross profit within the Boostcap product line for the three month period ended September 30, 2006 decreased because of increased production costs associated with our ramp up and phase in of increased manufacturing capacity. The challenge continues to be the ability to ramp up production and keep pace with demand while simultaneously achieving anticipated production efficiencies. Once these efficiencies are fully in place we anticipate achieving the required cost reductions to meet our pricing strategy. We expect to continue driving down production costs to meet the pricing requirements of the markets in which we compete.

Although our overall gross profit was lower for the three months ended September 30, 2006, there was an improvement in the gross profit of our High Voltage products compared with the same period in 2005. High Voltage gross profit improvements were primarily a result of reduced manufacturing costs and increased volume.

For the three month period ended September 30, 2006 costs of sales also included $65,000 of stock compensation expense related to our adoption of SFAS 123R versus the comparable period where there was no expense for stock compensation.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were approximately $4.3 million for the three month period ended September 30, 2006, compared with $3.1 million for the three month period ended September 30, 2005. As a percentage of revenues, SG&A expenses increased to 30% for the three month period ended September 30, 2006 from 26% for the three month period ended September 30, 2005. The approximate $1.2 million increase is predominantly related to stock compensation expense for restricted stock and stock option awards of $606,000 recognized in 2006 related to our adoption of SFAS 123R, compared with $81,000 for the same period in 2005. Additionally, sales expense, including labor and labor related expenses, outside commissions and advertising, increased to support significantly increased Boostcap revenue.

Research & Development (R&D) Expense

Research and development (R&D) expenses were approximately $2.4 million for the three month period ended September 30, 2006 compared with approximately $1.8 million for the same period in 2005. As a percentage of revenue, R&D expense was 17% and 15% for the three month periods ended September 30, 2006 and 2005, respectively. R&D expense for the three month period ended September 30, 2006 includes approximately $39,000 of stock compensation expense related to our adoption of SFAS 123R. Additionally, R&D spending, including labor and labor related expenses, engineering development and design consulting, increased to support Boostcap product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded an income tax provision of $13,000 for the three month period ended September 30, 2006 compared with a provision for income tax of $197,000 for the three month period ended September 30, 2005. The tax provisions are a result of our Swiss subsidiary’s operating results.

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

Discontinued Operations

In March 2001, we sold our Government Systems business for $20.7 million and recorded a gain of $1.1 million, net of a $2.7 million provision mainly related to ongoing lease obligations. As of September 30, 2006 a reserve provision of $40,000 remains for final lease close-out obligations. The lease expired in April 2006.

In March, 2004 our discontinued operation of I-Bus/Phoenix was named as a defendant in a lawsuit filed that alleged damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. On September 12, 2006 a California jury ruled in the favor of the plaintiff for the amount of $231,000. The Company has accrued a total expense of $290,000, including accrued interest, in discontinued operations.

Nine month period September 30, 2006 Compared with Nine Month Period Ended September 30, 2005

Total Revenue

Total revenue for the nine months ended September 30, 2006 was approximately $38.7 million versus $32.8 million for the nine months ended September 30, 2005. Two product lines experienced higher revenue levels in 2006 compared with the same period in 2005. High Voltage revenue increased approximately 23% and Boostcap revenue increased approximately 47% while Microelectronics revenue was lower (approximately 15%) than the comparable period in 2005. High Voltage revenue grew in part due to strong demand in Asia. Boostcap revenue grew due primarily to higher sales in Europe and due to a license fee of $1.1 million recognized in the nine month period ended September 30, 2006.

Microelectronics revenue was negatively impacted due to delays in revenue for one government contract. The U.S. government approves their budget during the fourth quarter and we are dependent upon their approval of funding to continue to recognize revenue. We anticipate the funding limitation will be resolved in the fourth quarter of 2006 at which time we will recognize the revenue for work we have performed in the second, third, and fourth quarters.

Gross Profit

For the nine month periods ended September 30, 2006 and 2005, gross profit was approximately $8.6 million and $9.4 million respectively, which represented 22% and 29% of revenue, respectively. The gross profit within the Boostcap product line for the nine month period ended September 30, 2006 decreased because of increased production costs associated with our ramp up and phase in of increased manufacturing capacity. The challenge continues to be the ability to ramp up production and keep pace with demand while simultaneously achieving anticipated production efficiencies. Once these efficiencies are fully in place we anticipate achieving the required cost reductions to meet our pricing strategy. Second, and to a lesser extent, gross margins were lower due to higher than expected post product sales support and service costs for certain new and existing products.

Although our overall gross profit was lower for the nine months ended September 30, 2006, there was an improvement in the gross profit of our High Voltage products compared with the same period in 2005. High Voltage gross profit improvements were primarily a result of reduced manufacturing costs and increased volume.

For the nine month period ended September 30, 2006 costs of sales also included $172,000 of stock compensation expense related to our adoption of SFAS 123R versus none in the comparable period in 2005.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were approximately $12.4 million for the nine month period ended September 30, 2006, compared with $9.6 million for the nine month period ended September 30, 2005. As a percentage of revenues, SG&A expenses increased to 32% for the nine month period ended September 30, 2006 from 29% for the nine month period ended September 30, 2005. The approximate $2.8 million increase is primarily related to stock compensation expense for restricted stock and stock option awards of $2.0 million recognized in 2006 related to our adoption of SFAS 123R. Additionally, sales expense, including labor and labor related expenses, outside commissions and advertising, increased to support significantly increased Boostcap revenue.

Research & Development (R&D) Expense

Research and development (R&D) expenses were approximately $7.0 million for the nine month period ended September 30, 2006 compared with approximately $5.3 million for the same period in 2005. As a percentage of revenue, R&D expense was 18% and 16% for the nine month periods ended September 30, 2006 and 2005, respectively. R&D expense for the nine month period ended September 30, 2006 includes approximately $170,000 of stock compensation expense related to our adoption of SFAS 123R. Additionally, R&D spending, including labor and labor related expenses, engineering development and design consulting, increased to support Boostcap product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded an income tax provision of $177,000 for the nine month period ended September 30, 2006 compared with a tax benefit of $8,000 for the nine month period ended September 30, 2005. The tax provisions are a result of our Swiss subsidiary operating results.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Liquidity and Capital Resources

Changes in Cash Flow

During the nine month period ended September 30, 2006, we used $14.1 million of cash in operating activities, compared with $5.0 million of cash used in operating activities during the same period in 2005. The increase in the cash used in operating activities is a result of higher inventory and accounts receivable balances supporting higher revenue levels primarily for the Boostcap product line as well as additional inventory for current and future customer orders in our Microelectronic product line. As revenue levels increase, additional cash will be required for working capital purposes.

Investments in marketable securities increased to approximately $7.8 million at September 30, 2006 from approximately $696,000 at December 31, 2005 due to the Company investing proceeds from the convertible debentures issued at the end of 2005. Purchases of property, plant and equipment for $4.6 million during the nine month period ended September 30, 2006 were related to increasing factory capacity for Boostcap and High Voltage product lines. We expect our total capital expenditures for 2006 to be approximately $7.0 million which will be focused on increasing factory capacity at both of our manufacturing sites.

The primary financing activity was proceeds from the issuance of stock of $4.2 million during the nine month period ended September 30, 2006, which were a result of employees and former employees exercising stock options. Future stock option exercise activity cannot be predicted with any certainty.

Liquidity

As of September 30, 2006, we had approximately $12.9 million in cash, cash equivalents and restricted cash and approximately $7.8 million in short-term investments. We have a line of credit for 2 million Swiss Francs (approximately $1.6 million) from a Swiss bank for working capital in Switzerland. The line was fully used as of September 30, 2006. We also have a 1.2 million Swiss Francs (approximately $920,000) term loan available from a Swiss bank for capital equipment purchases. Approximately $552,000 of that facility was outstanding as of September 30, 2006. We have a 1 million Swiss Francs (approximately $800,000) line of credit with another Swiss bank for working capital, 950,000 Swiss Francs (approximately $760,000) of which was utilized as of September 30, 2006. We entered into a lease agreement in May 2006 for the acquisition of manufacturing equipment up to a maximum of 1.5 million Swiss Francs (approximately $1.2 million). The lease term is 48 months and $172,000 of the credit agreement had been used to purchase equipment under this agreement as of September 30, 2006. A $3.0 million line of credit from a U.S. bank, which was secured in 2004 and renewed in 2005, was not used and we decided to not to renew it in January, 2006.

We raised approximately $5.4 million, net of issuance expenses, from a private placement of common stock in July 2005. We raised approximately $23.7 million, net of issuance expenses, from the sale of convertible debentures in December 2005. Warrants issued as part of that convertible debt placement would provide and additional $7.5 million of cash if fully exercised. We believe that the liquidity provided by existing cash, cash equivalents, investments in marketable securities, and borrowing available under our lines of credit, will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months if we are able to negotiate elimination of the current restriction on $8 million of cash. We are exploring other options, including a bridge financing and/or a private placement or public offering of marketable securities to provide additional liquidity.

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

Interest is due quarterly with the interest rate fixed to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. At September 30, 2006 accrued interest of $402,000 was payable.

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

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at their original issue date and their fair value on September 30, 2006 using a Black-Scholes calculation. The effect of the fair market value adjustment was a $50,000 gain in the three month period ended September 30, 2006, which is recorded as “Gain (loss) on embedded derivative liabilities.”

The fair value of the holder’s and Maxwell’s conversion rights at September 30, 2006 were $7.6 million, which is included in “Convertible debentures and long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debentures had an exercise price of $19.00 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the then current exercise price. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of September 30, 2006.

As long as Debentures are outstanding, the Company is required to maintain a cash balance of $8.0 million. This amount is classified as restricted cash at September 30, 2006 and December 31, 2005.

Short-term borrowings

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs (approximately $1.6 million as of September 30, 2006) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 2.52% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of September 30, 2006 and 2005, the full amount of the credit line was drawn.

Maxwell SA has a 1.0 million Swiss Francs (approximately $800,000 as of September 30, 2006) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 6.0%. Borrowings under the credit agreement are unsecured. As of September 30, 2006, 950,000 Swiss Francs (approximately ($760,000) was drawn on the overdraft credit line. As of December 31, 2005, none of the overdraft credit line was drawn. This agreement requires our Swiss subsidiary to maintain a minimum equity amount of 5.0 million Swiss Francs. We were in compliance with this covenant as of September 30, 2006.

In January, 2006, a $3.0 million credit line from a U.S. bank expired. The line had never been drawn and management decided not to renew the line.

Long-term borrowings

Maxwell, SA has a term loan with a maximum draw of 1.2 million Swiss Francs, (approximately $920,000 as of September 30, 2006), for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of September 30, 2006, approximately $552,000 was outstanding. The weighted average interest rate on the funds borrowed at September 30, 2006 was 4.13%.

Maxwell, SA has a lease agreement for the acquisition of manufacturing equipment up to an amount of 1.5 million Swiss Francs (approximately $1.2 million as of September 30, 2006). Under this lease agreement borrowings are for a minimum purchase of 250,000 Swiss Francs and the lease is secured by the equipment being purchased. The leasing fee is 2.22% of the acquisition price plus VAT and a residual value of .5% of the acquisition price. Equipment suppliers are paid directly by the bank with interest payable at a rate of 6.75% per annum until the entire amount has been borrowed at which time the lending arrangement converts to a lease. As of September 30, 2006 $172,000 of this credit agreement had been paid to suppliers.

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

Our critical accounting policies are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. During the nine month period September 30, 2006 there were no significant changes to these critical accounting policies, other than the accounting policy related to share-based compensation as discussed below.

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

As of December 31, 2005 The Company had accounted for these share-based payment plans using the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock Based Compensation—Transitions and Disclosure. In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation expense has been recognized for stock options granted to employees and for the ESPP under SFAS No. 123. For the year ended December 31, 2005 the Company had recognized $361,000 of compensation expense for restricted stock awards according to APB No. 25. If the Company had elected to recognize compensation cost based on the fair value method prescribed by SFAS 123, the Company’s would have recognized $1.6 million as disclosed per the pro forma in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which replaces SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. The Company adopted the provisions of SFAS 123R on January 1, 2006, the first day of the Company’s fiscal year, using a modified prospective application, where compensation cost is recognized beginning with the effective date for new awards and to awards that are outstanding on the effective date and if awards are subsequently modified or cancelled. The change in accounting for the two active share-based payment plans requires the Company to determine a value of the awards at the grant date and expense that amount over the requisite service period. The resulting financial statement impact for the three and nine months ended September 30, 2006 was $710,000 and $2.3 million respectively, which includes $14,000 and $33,000, respectively, for non-employees. The change in accounting treatment creates a total compensation cost related to non-vested awards not yet recognized as of September 30, 2006 of $3.7 million with a weighted average period over which they are expected to be recognized of 1.02 years.

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

In August 2006, the Securities and Exchange Commission (“SEC”) issued new requirements for “Executive Compensation and Related Person Disclosure”. This ruling amends the disclosure requirements of total compensation for the principal executive officer, the principal financial officer, and three other most highly paid officers. In addition, this ruling expands the compensation disclosures for directors and requires that all compensation to each director be disclosed in a separate summary compensation table with improved narrative disclosure supplementing the tabular presentation. The Company anticipates adopting this ruling in the Company’s 2006 Annual Report on Form 10-K. or Proxy if applicable. The adoption of this ruling will have no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the Company’s fiscal year end. SFAS 158 is effective for the Company as of December 31, 2007, except for the measurement date provisions, which are effective December 31, 2009. The plan reported on our financial statements is regulated by the Swiss Government and is equally funded by the employees and the Company. We are still in the process of evaluating the full impact of adoption of SFAS 158. However, as the plan is over funded, we do not expect to have a material negative impact on the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Interest Rate Risk

At September 30, 2006, we had approximately $3.1 million term debt, of which approximately $540,000 million is classified as long-term debt. The carrying value of these borrowings approximates fair value due to the short maturity dates of these instruments. We also had $25 million of long-term debt for convertible debentures issued on December 20, 2005, of which $25.9 million is classified as long-term debt. We do not anticipate significant interest rate swings in the near future; however, the exchange loss or gain may significantly affect our balance sheet or statement of operations. A 10% increase in the interest rate on our debt would not have a material effect on our related interest expense.

We invest excess cash in debt instruments of the U.S. Government and its agencies, bank certificates of deposit; commercial paper, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2006, third parties managed approximately $7.8 million of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks. A 10% change in the interest rate on our marketable securities would not have a material effect on our related interest income.

Item 4.	Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective as of September 30, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company’s subsidiary I-Bus/Phoenix, Inc. was named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf and alleges damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. On September 12, 2006 a California jury ruled in favor of the plaintiff for the amount of $231,000. The Company has accrued a total expense of $290,000, including estimated interest expense, in discontinued operations.

On October 17, 2006, Maxwell filed a patent infringement lawsuit against Nesscap in the United States District Court for the Southern District of California alleging that Nesscap’s sales of its ultracapacitors in the United States violate Maxwell patent(s). Maxwell is seeking monetary damages and an injunction to stop Nesscap’s sales of infringing products.

Item 1A.	– Risk Factors

There have been no material changes, other than the items noted below, from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

We may enter into agreements for government contracts and provide services before funding is approved or obtained.

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

We face risks selling products internationally which are or may become regulated by the US Government.

Our radiation shielded products are being classified as International Traffic in Arms Regulations (ITAR) which subject them to the licensing jurisdiction of the Department of Sate in accordance with the International Traffic in Arms Regulations (22 CFR 120 through 130) and are designated a defense article under Category XV(e) of the United States Munitions List. This means that all international sales of our radiation shielded products require licensing which may have the following impact: a) approval of the license may or may not be granted, b) the time between the receipt of an order and shipment of product may be increased, and c) sales could be impacted due to a customers preference of using non-ITAR regulated products. Additionally, we may be subject to new regulations that have a potential to impact sales or our products that we sell internationally or domestically.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2006 there were no sales of unregistered securities that have not been previously reported in Form 8-K, the Company did not purchase its own securities, the only sale of registered securities was from employees exercising stock options and granting shares for interest expense as previously noted.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders for the three month period ended September 30, 2006.

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

MAXWELL TECHNOLOGIES, INC.

Date: November 9, 2006	By:	/s/ Richard D. Balanson
Richard D. Balanson
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Tim T. Hart
Tim T. Hart
Vice President – Finance, Treasurer,
Chief Financial Officer and Secretary