Form 10-K
period 2006-12-31
MAXWELL TECHNOLOGIES INC
filed 2007-03-16
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2006 based on the closing price of the Common Stock on the Nasdaq National Market was $123,789,057.

The number of shares of the registrant’s Common Stock outstanding as of March 9, 2007 was 17,407,885 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2007 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2006

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K and incorporated herein by reference discuss our plans and strategies for our business or make other forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “may,” “could,” “will,” “continue,” “seek,” “should,” “would” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views and beliefs of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our statements. Such risks, uncertainties and contingencies include the following:

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

PART I

Item 1. Business

Introduction

We develop, manufacture and market energy storage and power delivery products for transportation, industrial telecommunications and other applications and microelectronic products for space and satellite applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated. We believe that this “life-of-the-application” reliability differentiates our products from those of our competitors and enables them to command higher profit margins than commodity products. We focus on the following lines of high-reliability products:

•

Ultracapacitors: Our primary focus is on ultracapacitors, energy storage devices that possess a unique combination of high power density, long operational life and the ability to charge and discharge very rapidly. Our BOOSTCAP® ultracapacitor cells and multi-cell packs and modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including transportation, automotive, telecommunications, energy and consumer and industrial electronics.

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

•

Radiation-Mitigated Microelectronic Products: Our radiation-mitigated microelectronic products include high-performance, high-density power modules, memory modules and single board computers that incorporate our proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand the effects of environmental radiation and perform reliably in space.

In keeping with our strategic focus on high-value, high-margin product lines, we have exited several non-strategic, low-margin businesses to intensify our focus on our core high-reliability product lines. These actions culminated with the sale of our Winding Equipment product line in December 2003, and the phase-out of our power systems product line in 2004.

General Overview

Each of our high-reliability electronic component product lines addresses a specific industry or, in the case of our ultracapacitor products, several distinct industry segments.

Ultracapacitors

Ultracapacitors are used to enhance the efficiency and reliability of devices or systems that generate or consume electrical energy. They differ from other energy storage and power delivery products in that they combine rapid charge/discharge capabilities typically associated with film and electrolytic capacitors and energy storage capacity generally associated with batteries. Although batteries store significantly more electrical energy than ultracapacitors, they cannot deliver or absorb energy as rapidly and efficiently as an ultracapacitor. Conversely, although electrolytic capacitors can deliver bursts of high power very rapidly, they have extremely limited energy storage capacity, and therefore cannot sustain power delivery for as much as a full second. Also, unlike batteries, which store electrical energy by means of a chemical reaction and experience gradual depletion of their energy storage and delivery capability after a few thousand charge/discharge cycles, ultracapacitors’ energy storage and power delivery mechanisms involve no chemical reaction, so they can be charged and discharged hundreds of thousands to millions of times with minimal performance degradation. This ability to store energy, deliver bursts of power and perform reliably for many years with little or no maintenance makes ultracapacitors an attractive energy-enhancement option for a wide range of energy-consuming and generating devices and systems.

Based on potential volumes, we believe that the transportation industry represents the largest market opportunity for ultracapacitors. Transportation applications include braking energy recuperation and torque-augmentation systems for hybrid-electric buses, trucks and autos and electric rail vehicles, vehicle power network smoothing and stabilization and distributed power nodes to support electronic subsystems, including power steering and brakes and electric air-conditioning.

Our ultracapacitor products have advanced to commercial production in transportation applications such as hybrid-electric transit buses and industrial electronics applications such as wind energy, telecommunications and automated utility meter reading systems.

To reduce manufacturing cost and improve the performance of our ultracapacitor products, we have developed a proprietary “particle packaging” process to produce the carbon powder-based electrode material which accounts for a significant portion of the cost of an ultracapacitor cell. We believe that this process has enabled us to become the industry’s lowest-cost producer of electrode material, and we are now marketing it to other ultracapacitor manufacturers. Although we do not intend to license this electrode technology to other ultracapacitor or electrode manufacturers, we have licensed our proprietary cell architecture to manufacturers in Taiwan and China to expand and accelerate acceptance of our technology in the large and rapidly growing Chinese market.

High-Voltage Capacitors

High-voltage grading and coupling capacitors are used mainly in the electric utility industry. These devices prevent high-voltage arcing that can damage switches, circuit breakers, step-down transformers and other equipment that transmits, distributes or measures high-voltage electrical energy in electric utility infrastructure. The market for these products consists of expansion and upgrading of existing infrastructure and new infrastructure in developing countries. Such installations are capital-intensive and frequently are subject to regulation, availability of government funding and general economic conditions. For example, while North America has the world’s largest installed base of electric utility infrastructure, and has begun to experience more frequent power interruptions and supply problems, utility deregulation, government budget deficits, and other factors have limited recent capital spending in what historically has been a very large market for utility infrastructure components. However, projects to meet growing demand for electrical energy in developing countries, such as the Three Gorges Dam in China, continue to drive increasing global demand for high-voltage capacitors.

Radiation-Mitigated Microelectronics

Radiation-mitigated microelectronic products are used almost exclusively in the space and satellite industry. Because satellites and spacecraft are extremely expensive to manufacture and launch, and space missions typically span years or even decades, and because it is impractical or impossible to repair or replace malfunctioning parts, the industry demands electronic components that are virtually failure-free. As satellites and spacecraft routinely encounter ionizing radiation from solar flares and other natural sources, these components must be able to withstand such radiation and continue to perform reliably. For that reason, suppliers of components for space applications historically used only special radiation-hardened silicon in the manufacture of such components. However, since the space market is relatively small and the process of producing “rad-hard” silicon is very expensive, only a few government-funded wafer fabrication facilities are capable of producing such material. In addition, because it takes several years to produce a rad-hard version of a new semiconductor, components using rad-hard silicon typically are several generations behind their current commercial counterparts in terms of density, processing power and functionality.

To address the performance gap between rad-hard and commercial silicon and provide components with both increased functionality and much higher processing power, Maxwell and a few other specialty components suppliers have developed shielding, packaging, and other novel radiation mitigation techniques that allow sensitive commercial semiconductors to withstand space radiation effects and perform as reliably as rad-hard components. Although this market is limited in size, the value proposition for high-performance, radiation-tolerant components enables such specialty suppliers to generate profit margins much higher than those for commodity electronic components.

Business Strategy

Our primary objective is to significantly increase the company’s revenue and profit margins by creating and satisfying demand for ultracapacitor-based energy storage and power delivery solutions. To accomplish this, we are focusing on:

Establishing and expanding market opportunities for ultracapacitors by:

•	Collaborating with key existing and prospective customers in development of ultracapacitor-based solutions for strategic applications;

•	Demonstrating the efficiency and durability of our ultracapacitor products through extensive in-house and third party testing;

•	Integrating mathematical models for ultracapacitors into simulation software used by system designers;

•	Participating in a broad array of working groups, consortia and industry standards committees to disseminate knowledge of, and promote use of, ultracapacitors, and

•	Manufacturing products that contain no heavy metals and are therefore more environmentally friendly than batteries.

Becoming a preferred ultracapacitor supplier by:

•	Being a low-cost producer and focusing on price-enabled markets;

•	Designing and manufacturing products with “life-of-the-application” durability;

•	Being a highly reliable supplier through global sourcing;

•	Achieving superior performance and manufacturing quality while reducing product cost;

•	Developing and deploying enabling technologies and systems, including cell-to-cell and module-to-module balancing and integrated charging systems, among others;

•	Marketing high-performance, low-cost electrode material to other manufacturers, and

•	Establishing and maintaining broad and deep protections of key intellectual property.

We also seek to expand market opportunities and revenue for our high-voltage capacitors and radiation-mitigated microelectronic products. While these products have highly specialized applications, we are a technology leader in the market niches they serve, and thus are able to sell our products at attractive profit margins. Going forward, we plan to maintain and expand this competitive position by leveraging our technological expertise to develop new products that not only meet the demands of our current markets, but address additional applications. For example, our microelectronics group has successfully introduced a single-board computer (“SBC”) for the space and satellite market. In March 2005, Northrop Grumman Space Technologies selected our SCS750 SBC for spacecraft control and data management for the National Polar-orbiting Operational Environmental Satellite System, the U.S. government’s next generation weather satellite constellation. This product, which leverages our expertise in high-reliability and radiation-mitigation, enabled us to enter a new market by addressing an application that we did not previously serve. Likewise, in 2004, our high-voltage capacitor business introduced and delivered the first of a new line of capacitive voltage divider products.

Products and Applications

Our products incorporate our expertise and proprietary energy storage and power delivery and microelectronics technologies at both the component and system levels for specialized, high-value applications that demand “life-of-the-application” reliability.

Ultracapacitors

Ultracapacitors, also known as electrochemical double-layer capacitors (EDLC) or supercapacitors, store energy electrostatically by polarizing an organic salt solution within a sealed package. Although ultracapacitors are electrochemical devices, no chemical reaction is involved in their energy storage mechanism. This mechanism is fully reversible, allowing ultracapacitors to be rapidly charged and discharged hundreds of thousands to millions of times with minimal performance degradation, even in the most demanding peak power applications.

Unlike electrolytic capacitors, which have very low energy storage capacity and discharge power too rapidly to be suitable for many power delivery applications, ultracapacitors have much greater energy storage capacity and can discharge power over time periods ranging from fractions of a second to several minutes.

Unlike batteries, which require minutes or hours to fully charge or discharge, ultracapacitors discharge and recharge in as little as fractions of a second. Although ultracapacitors store only about one-tenth as much electrical energy as a battery of comparable size, they can deliver or absorb electric energy up to 100 times more rapidly than batteries. Because they operate reliably through hundreds of thousands to millions of full depth of discharge cycles, compared with only hundreds to a few thousand equivalent cycles for batteries, ultracapacitors have significantly higher lifetime energy throughput, which equates to significantly lower cost on a life cycle basis.

We link our ultracapacitor cells together in packs and modules to satisfy higher voltage energy storage and power delivery requirements. Both individual cells and multi-cell products can be charged from any primary energy source, such as a battery, generator, fuel cell, solar panel or electrical outlet. Virtually any device or system whose intermittent peak power demands are greater than its average continuous power requirement is a candidate for an ultracapacitor-based energy storage and power delivery solution.

Our ultracapacitor products have significant advantages over batteries, including:

•	efficient delivery of up to 100 times more instantaneous power;

•	significantly lower weight per unit of electrical energy stored;

•	the ability to discharge much deeper and recharge much faster and more efficiently, thus producing less wasted energy in the form of heat;

•	the ability to operate reliably and continuously in extreme temperatures (-40 degrees C to +65 degrees C);

•	minimal to no maintenance requirements;

•	“life of the application” durability; and

•	minimal environmental issues associated with disposal because they contain no heavy metals.

With no moving parts and no chemical reactions involved in their energy storage mechanism, ultracapacitors provide a simple, solid state-like, highly reliable solution to buffer short-term mismatches between power available and power required. Additionally, ultracapacitors offer the advantage of storing energy in the same form in which it is used, as electricity.

New applications, including increasing use of electric power in vehicles, wireless communication systems and growing demand for highly reliable, maintenance-free, back-up power for telecommunication and industrial installations are creating significant opportunities for more efficient and reliable energy storage and power delivery products. In many applications, power demand varies widely from moment to moment, and peak power demand typically is much greater than the average power requirement. For example, automobiles require 10 times more power to accelerate than to maintain a constant speed, and forklifts require more power to lift a heavy pallet of material than to move from place to place within a warehouse.

Engineers historically have addressed such peak power requirements by over-sizing the engine, battery or other primary energy source to satisfy all of a system’s power demands, including demands that occur infrequently and may last only fractions of a second. Sizing a primary power source to meet such transient peak power requirements, rather than for average power requirements, is costly and inefficient. If primary energy sources are coupled with specialized power components that can deliver or absorb brief bursts of high power on demand for periods of time ranging from fractions of a second to several minutes, such primary sources can be smaller, lighter and less costly.

The following diagram depicts the separation of a primary energy storage source from a peak power delivery component to satisfy the requirements of a particular application. Components that enable this separation allow designers to optimize the size, efficiency and cost of the entire electrical power system.

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

We offer our BOOSTCAP® ultracapacitors in numerous form factors, ranging from postage stamp size 4-farad small cells rated at 2.5 volts, to cylindrical, 2.7-volt, 3,000-farad large cells that measure approximately two inches in diameter and six inches long. Applications such as hybrid-electric bus, truck and auto drive trains, electric rail systems and UPS systems require integrated modules consisting of up to hundreds of ultracapacitor cells. To facilitate adoption of ultracapacitors for these larger systems, we have developed integration technologies, including proprietary electrical balancing and thermal management systems and interconnect technologies. We have applied for patents for certain of these technologies. In 2005 and 2006, we introduced several standard multi-cell packs and modules to provide fully integrated solutions for applications requiring up to thousands of volts of power. Our current standard multi-cell products each incorporate from six to 144 of our large cells to provide “plug and play” solutions for applications requiring from 15 to 390 volts. In addition, they are designed to be linked together for higher voltage applications. Our proprietary integration technology and flexible module architecture also enable us to respond to strategic customers’ requests for custom modules to satisfy requirements not met by our standard products. In 2006, we introduced more than 30 new products, including several additional cell form factors and corresponding multi-cell packs and modules to better meet the diverse requirements of the automotive, transportation, industrial and consumer electronics markets.

The chart below describes a number of representative applications for our BOOSTCAP® ultracapacitors that are now in commercial production or are in the field-testing or prototyping and evaluation phase.

Market	Application	Stage of Commercialization
Telecommunications

Uninterruptible power supply systems (UPS)	Short-term “bridge” power in integrated systems using fuel cells for primary backup	Field testing and evaluation of multi-cell modules

Industrial Electronics

• Utility meters • Actuators • Memory boards • Telecommunications	Wireless communication Energy storage Back-up power Wireless base station power quality	Commercial production Commercial production Commercial production Commercial production

Energy Generation

• Wind turbines	Blade pitch systems to optimize wind energy generation efficiency	Commercial production

Fuel Cell Augmentation

• Stationary systems	Startup, bridge power and peak load buffering to reduce system size and cost	Commercial production

• Forklifts and other all-electric light mobility vehicles	Startup, braking energy recuperation and dynamic power for lifting	Commercial production

Transportation

• Hybrid-electric transit bus drive trains	Braking energy recuperation and reuse for torque augmentation	Commercial production

• Airplane door actuators	Backup power for emergency deployment if main power system fails	Commercial production

• Rail systems	Braking energy recuperation and reuse for electric train and tram propulsion (both stationary and onboard)	Field testing and evaluation of multi-cell systems developed by rail vehicle and system OEMs

	Capacitive starting systems for diesel locomotives	Prototyping and evaluation by locomotive OEMs

Market	Application	Stage of Commercialization
• Automobile systems	Braking energy recuperation and reuse for torque augmentation in hybrid power trains	Prototyping and evaluation

	Distributed power nodes for all-electric power steering, braking and other subsystems	Prototyping and evaluation by auto manufacturers and Tier I subsystem OEMs

	Power network buffering to prevent malfunctions due to voltage sags	Prototyping and evaluation by automotive OEMs

	After-market audio systems	Initial commercialization

• Diesel vehicles	Capacitive starting	Prototyping and evaluation by Tier 1 integrators and truck OEMs

High-Voltage Capacitors

Electric utility infrastructure includes switches, circuit breakers, step-down transformers and measurement instruments that transmit, distribute and measure high-voltage electrical energy. High-voltage capacitors are used to protect these systems from high-voltage arcing. With operational lifetimes measured in decades, these applications require high reliability and durability.

Through our acquisition in 2002 of Montena Components Ltd., now known as Maxwell Technologies SA, and the CONDIS® line of high-voltage capacitor products, Maxwell has more than 20 years of experience in this industry, and is the world’s largest producer of such products for use in utility infrastructure. Engineers with specific expertise in high-voltage systems develop, design and test our high-voltage capacitor products in our development and production facility in Rossens, Switzerland. Our high-voltage capacitors are produced through a proprietary, automated, winding and assembly process to ensure consistent quality and reliability. We upgraded our high-voltage capacitor production facility in 2004 to double its output capacity and significantly shorten order-to-delivery intervals.

We sell our high-voltage capacitor products to large systems integrators, such as Areva and Siemens AG, which install and service electrical utility infrastructure around the world.

Radiation-Mitigated Microelectronic Products

Manufacturers of commercial and military satellites and other spacecraft require microelectronic components and sub-systems that meet specific functional requirements and can withstand exposure to gamma rays, hot electrons and protons and other environmental radiation encountered in space. In the past, microelectronic components and systems for such special applications used only specially fabricated radiation-hardened silicon. However, the process of designing and producing rad-hard silicon is lengthy and expensive, and there are only a few specialty semiconductor wafer fabricators, so supplies of rad-hard silicon are limited. As a result, demand for components made with the latest commercial silicon, protected by shielding and other radiation mitigation techniques, is growing. Commercial silicon provides higher functionality and costs significantly less than rad-hard silicon. Producing components and systems incorporating radiation-mitigated commercial silicon requires expertise in power electronics, circuit design, silicon selection, radiation shielding and extensive expertise in quality assurance testing.

We design, manufacture and market radiation-mitigated microelectronic products, including power modules, memory modules and single-board computers, for the space and satellite markets. Using highly adaptable, proprietary, packaging and shielding technology and other radiation mitigation techniques, we custom design products that allow satellite and spacecraft manufacturers to use powerful, low cost, commercial components that are protected with the level of radiation mitigation required for reliable performance in the specific orbit or environment in which they are to be deployed.

Manufacturing

All of our internal manufacturing operations are conducted in production facilities located in San Diego, California, and Rossens, Switzerland. In addition, we have begun outsourcing large cell ultracapacitor assembly to Belton Technology Group, a contract manufacturer based in Shenzhen, China. Over the past several years, we have made substantial capital investments to outfit and expand our internal production facilities and incorporate the latest available mechanization and automation techniques and processes. We have trained our manufacturing personnel in advanced operational techniques including demand-based manufacturing. We have also added advanced information technology infrastructure and have implemented new business processes and systems to increase our manufacturing capacity and improve efficiency, planning and product quality. Our production facilities have been designed with flexible overhead power grids and modular manufacturing cells and equipment that allow factory operations to be reconfigured rapidly at minimal expense. With the completion of certain upgrades in 2006, and other upgrades and capacity expansions currently underway, along with our contract manufacturing relationship with Belton in China, we believe that we have sufficient capacity to meet near-term demand for all of our product lines.

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

Ultracapacitors

We produce ultracapacitor cells on pilot production lines in both our San Diego and Rossens facilities, and have begun outsourcing large cell ultracapacitor assembly to Belton Technology Group, a contract manufacturer based in Shenzhen, China. In 2005, we completed installation of our first high-volume, fully automated manufacturing line for our 350- and 140-farad ultracapacitors in our Rossens facility. To reduce cost, simplify assembly and facilitate automation, we have redesigned our ultracapacitor products to incorporate lower-cost materials and to reduce both the number of parts in a finished cell and the number of manufacturing process steps required to produce them,. Rather than further expanding our current ultracapacitor cell assembly lines in San Diego and Rossens, we plan to outsource future additional increments of cell assembly capacity to low-cost countries.

We produce electrode material for our BOOSTCAP products, and for sale to other ultracapacitor manufacturers, such as Yeong-Long Technologies Co., Ltd., (YEC) and Shanghai Sanjiu Electric Equipment Company, Ltd. (Sanjiu) at our San Diego headquarters location. In 2006, we completed installation of the first element of a major electrode capacity expansion that enabled us to more than double previous electrode output without additional direct labor. That expansion gave us sufficient capacity to support both our current ultracapacitor production requirements and external electrode sales. During the first half of 2007 we expect to complete facility upgrades and installation of a second electrode production line that will give us a total annual capacity of more than one million square meters of electrode material, which is more than sufficient to meet our near-term volume requirements. As demand increases, additional increments of electrode production capacity can be added within a few months of placing an order with our current equipment vendor. We intend to continue producing this proprietary material internally, and do not contemplate licensing our particle packaging technology to ultracapacitor electrode customers or competing suppliers of such material.

In 2001, we installed an automated assembly line for our 4-farad and 10-farad small cell ultracapacitors in our San Diego production facility. This line can produce approximately 40,000 to 50,000 small cells per 24-hour production day, which is more than sufficient to meet our current and projected near term small cell production demand.

In 2003, we formed an ultracapacitor manufacturing and marketing alliance with YEC, a manufacturer of electrolytic capacitors headquartered in Taichung, Taiwan, with manufacturing and sales operations in mainland

China. We entered into this alliance to accelerate commercialization of our proprietary BOOSTCAP ultracapacitors in China, and to enhance Maxwell’s capabilities as a global supplier of ultracapacitors, with production facilities in North America and Europe, and access to facilities in Asia. This alliance allows YEC to produce and sell our ultracapacitor products on a royalty-bearing basis in the Chinese market. In 2006, we expanded our relationship with YEC to include supplying ultracapacitor electrode material to YEC for incorporation into its own ultracapacitor products, and to assist YEC in establishing worldwide distribution and marketing.

High-Voltage Capacitors

We produce our high-voltage grading and coupling capacitors in our Rossens, Switzerland facility. We believe we are the only high-voltage capacitor producer that manufactures its products with automated winding, stacking and assembly processes. This enables us to produce consistent, high quality and highly reliable products, and gives us sufficient capacity to satisfy growing global customer demand. Using advanced demand-based techniques, we upgraded the assembly portion of the process to a “cell-based,” “just-in-time” design in 2004, doubling our production capacity without adding direct labor, and significantly shortening order-to-delivery intervals. This upgrade also enabled us to manufacture products for the capacitive voltage divider market, which we did not previously serve. We believe that penetrating this new market could enable us to materially increase our High Tension capacitor revenue.

Radiation-Mitigated Microelectronics Products

We produce our radiation-mitigated microelectronics products in our San Diego production facility. We have reengineered our production processes for radiation-mitigated microelectronics, resulting in substantial reductions in cycle time and a significant increase in yield. In 2004, this facility earned QML-V and QML-Q certification by the Department of Defense procurement agency, making it one of fewer than 15 QML- certified microelectronics production facilities in the world.

Our radiation-mitigated microelectronics production operations include die characterization, packaging, electrical, environmental and life testing. As a result of manufacturing cycle time reductions and operator productivity increases achieved over the past several years, we believe that this facility is capable of doubling its current output without additional direct labor or capital expenditure, and therefore, that we have ample capacity to meet foreseeable demand in the space and satellite markets.

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

Marketing and Sales

We market and sell our products through both direct and indirect sales organizations in North America, Europe and Asia for integration by OEM customers into a wide range of end products. Because the introduction of products based on emerging technologies requires customer acceptance of new and unfamiliar technical approaches, and because many OEM customers have rigorous vendor qualification processes, the initial sale of our products often takes months or even years.

Our principal marketing strategy is to cultivate long-term relationships by becoming a preferred vendor and competing for multiple supply opportunities with our key OEM customers. As these design-in sales tend to be technical and engineering-intensive, we organize customer-specific teams composed of sales, engineering, research and development and other technical and operational personnel to work closely with our customers across multiple disciplines to satisfy their requirements for form, fit, function and environmental needs. As time-to-market often is a primary motivation for our customers to use our products, the initial sale and design-in process typically evolves into ongoing account management to ensure on-time delivery, responsive technical support and problem-solving.

Because of the distinct nature of each of our product lines, we conduct discrete marketing programs intended to position and promote each product line. These include trade shows, seminars, advertising, product publicity, distribution of product literature and Internet websites. We employ marketing communications specialists and outside consultants to develop and implement our marketing programs, design and develop marketing materials, negotiate advertising media purchases, write and place product press releases and manage our marketing websites.

We have an alliance with YEC to manufacture and market our proprietary small cell BOOSTCAP® ultracapacitor products in China. In addition, we sell electrode material to YEC for incorporation into its own ultracapacitor products, and have agreed to sell electrode material to Shanghai Sanjiu Electric Equipment Company, which has licensed our large cell technology and intends to introduce its own brand of ultracapacitor products in China in 2007.

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

Ultracapacitors

Our ultracapacitor products have two types of competitors: other ultracapacitor suppliers and purveyors of energy storage and power delivery solutions based on other technologies. Although a number of companies are developing ultracapacitor technology, our principal competitor in the supply of ultracapacitor or supercapacitor products is Panasonic, a division of Matsushita Electric Industrial Co., Ltd. In the supply of ultracapacitor electrode material to other ultracapacitor manufacturers, our primary competitor is W.L. Gore & Associates, Inc. The key competitive factors in the ultracapacitor industry are price, performance (energy stored and power delivered per unit volume), durability and reliability, operational lifetime and overall breadth of product offerings. We believe that our ultracapacitor products and electrode material compete favorably with respect to all of these competitive factors.

Ultracapacitors also compete with products based on other technologies, including advanced batteries in power quality and peak power applications, and flywheels, thermal storage and batteries in back-up energy storage applications. We believe that ultracapacitors’ high durability, long life, high performance and value proposition give them a competitive advantage over these alternative choices in many applications. In addition, integration of ultracapacitors with some of these competing products may provide optimized solutions that neither product can provide by itself. For example, combined solutions incorporating ultracapacitors with batteries for cold starting in diesel trucks have been in development for several years, and efforts currently are underway to standardize such systems.

High-Voltage Capacitors

Maxwell, through its acquisition in 2002 of Montena (now known as Maxwell Technologies SA) and its CONDIS® line of high-voltage capacitor products, is the world’s largest producer of high-voltage capacitors for use in electric utility infrastructure. Our principal competitors in the high-voltage capacitor markets are in-house production groups of certain of our customers and other independent manufacturers, such as the Coil Product Division of Trench Limited in Canada and Europe and Hochspannungsgeräte Porz GmbH in Germany. We believe that we compete favorably, both as a consistent supplier of highly reliable high-voltage capacitors, and in terms of our expertise in high-voltage systems design. Over the last ten years, our largest customer, has transitioned from producing its grading and coupling capacitors internally to outsourcing substantially all of its needs to us.

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

Research and Development

We maintain active research and development (“R&D”) programs to improve existing products and develop new products. For the year ended December 31, 2006, our research and development expenditures totaled approximately $10.1 million, compared with $7.2 million and $5.5 million in the years ended December 31, 2005 and December 31, 2004, respectively. In general, we focus our research and product development activities on:

•	designing and producing products that perform reliably for the life of the end products or systems into which they are integrated;

•	making our products less expensive to produce so as to improve our profit margins and to enable us to reduce prices so that our products can penetrate new, price-enabled, markets;

•	designing our products to have superior technical performance;

•	designing new products that provide novel solutions to expand our market opportunities; and

•	designing our products to be compact and light.

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

Ultracapacitors

The principal focus of our ultracapacitor development activities is to increase power and energy density, extend operational life and substantially reduce product cost. Our ultracapacitor designs focus on low-cost, high-capacity cells in standard sizes ranging from 4-farads to 3,000-farads, and corresponding multi-cell modules based on those form factors. In 2006 we introduced new Power and Energy families of ultracapacitor products to better match customer performance and cost requirements, with a goal of penetrating price-enabled applications at multi-million unit volumes.

In 2005, we entered into an ultracapacitor technology research and development contract with the United States Advanced Battery Consortium (USABC). The USABC operates under the auspices of the U.S. Council for Automotive Research, an umbrella organization formed by DaimlerChrysler, Ford and General Motors to strengthen the technology base of the domestic auto industry through cooperative research. Over the term of this program, whose primary goal was development of low-cost, high-performance, ultracapacitor-based energy storage modules for applications in passenger vehicles, Maxwell received a total of approximately $3 million and 616,000 in matching funds from the U.S. Department of Energy in 2005 and 2006 respectively.

High-voltage capacitors

The principal focus of our high-voltage capacitor development efforts is to enhance performance and reliability while reducing the size, weight and manufacturing cost of our products. We also are directing our design efforts to develop high-voltage capacitors for additional applications.

Microelectronic products

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

Intellectual Property

We place a strong emphasis on inventing proprietary processes and designs that significantly increase the value and uniqueness of our product portfolio, and on obtaining patents to provide the broadest possible protection for those products and related technologies. Our ultimate success will depend in part on our ability to protect existing patents, secure additional patent protection and develop new processes and designs not covered by the patents of third parties. As of December 31, 2006, Maxwell and its subsidiaries held 47 issued U.S. patents, had 78 U.S. patent applications pending and numerous provisional applications in process. Of the issued patents, 32 relate to our ultracapacitor products and technology and 15 relate to our microelectronics products and technology. Our subsidiary, PurePulse Technologies, Inc. (“PurePulse”), which suspended operations in 2002, holds 29 issued U.S. patents and has five pending U.S. patent applications. Our issued patents have various expiration dates ranging from 2010 to 2025.

Our pending patent applications and any future patent applications may not be allowed. We routinely seek to protect our new developments and technologies by applying for U.S. patents and corresponding foreign patents in the principal countries of Europe and Asia. At present, with the exception of microcode architectures within our radiation-mitigated microelectronics product line, we do not rely on licenses from any third parties to produce or commercialize our products.

Our existing patent portfolios and pending patent applications covering technologies associated with our ultracapacitor and microelectronic products relate primarily to:

Ultracapacitors

•	the physical composition of the electrode and its design and fabrication;

•	physical cell package designs and processes used in cell assembly;

•	cell-to-cell and module-to-module interconnect technologies that minimize equivalent series resistance and enhance the functionality, performance and longevity of BOOSTCAP® products; and

•	module and system designs that facilitate applications of ultracapacitor technology.

Microelectronics

•	system architectures that enable commercial silicon products to be used in radiation-intense space environments;

•	technologies and designs that improve packaging densities while mitigating the effect of radiation on commercial silicon; and

•	radiation-mitigation techniques that improve performance while protecting sensitive commercial silicon from the effects of environmental radiation in space.

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

Financial Information About Geographic Areas

	Year ending December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Revenues from external customers located in:
United States	$18,307	34%	$20,576	45%	$13,938	43%
All other countries	35,578	66%	24,861	55%	18,274	57%

Total	$53,885	100%	$45,437	100%	$32,212	100%

Long-lived assets:
United States	$10,751	30%	$10,090	32%	$9,337	28%
Switzerland	24,921	70%	21,696	68%	24,547	72%

Total	$35,672	100%	$31,786	100%	$33,884	100%

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

Backlog

Backlog for continuing operations for the year ended December 31, 2006 was approximately $6.7 million, compared with $12.4 million as of December 31, 2005. Backlog consists of firm orders for products that will be delivered within 12 months. Because we have dramatically reduced production cycle times, our customers are less likely to commit firm purchase orders as far in advance of their production needs as they did in the past.

Significant Customers

Sales to one customer amounted to approximately $9.7 million, or 18%, and $10.6 million, or 23%, of our total revenue for years ended December 31, 2006 and 2005, respectively.

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

Employees

As of December 31, 2006, we had 377 employees, consisting of 155 full-time, 2 part-time employee and 54 temporary employees in the U.S., and 123 full-time, 3 part-time and 40 temporary employees in Switzerland. We believe that approximately 30 percent of our employees in Switzerland are members of a labor union. Swiss law prohibits employers from inquiring into the union status of employees. We consider our relations with our employees to be good.

Available Information

We file or furnish annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available free of charge on our website at http://www.maxwell.com as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. You may also read and copy any document we file with or furnish to the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information found on our website is not part of this or any report that we file or furnish to the SEC.

Facilities

Our San Diego headquarters and principal research, manufacturing and marketing facility occupies approximately 45,000 square feet under a renewable lease that expires in July 2010. We also occupy a 16,500-square-foot production annex in San Diego under a renewable lease that expires in November 2010. In addition, we lease research, manufacturing and marketing facilities occupying 68,620 square feet in Rossens, Switzerland, under a renewable lease that expires in June 2009. We believe that we have sufficient floor space to support forecasted increases in production volume and, therefore, that our facilities are adequate to meet our needs for the foreseeable future.

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

We have incurred net losses in our last eight fiscal years. We cannot assure you that we will become profitable in the foreseeable future, if ever. Even if we do achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period as a result of a number of factors, including but not limited to the following:

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

In addition, we incur significant costs developing and marketing products based on new technologies and, in order to increase our market share, we have sold, and may in the future sell, our products at profit margins below those we ultimately expect to achieve. We have in the past, and may in the future, make a strategic decision to accept certain orders to sell products to a limited number of customers at prices below our manufacturing costs. The impact of the foregoing may cause our operating results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common stock.

We face risks selling products internationally which are or may become regulated by the US Government.

Our radiation shielded products are being classified as International Traffic in Arms Regulations (ITAR) which subject them to the licensing jurisdiction of the Department of State in accordance with the International Traffic in Arms Regulations (22 CFR 120 through 130) and are designated a defense article under Category XV(e) of the United States Munitions List. This means that all international sales of our radiation shielded products require licensing which may have the following impact: a) approval of the license may or may not be granted, b) the time between the receipt of an order and shipment of product may be increased, and c) sales could be impacted due to a customers preference of using non-ITAR regulated products. Additionally, we may be subject to new regulations that have a potential to impact sales or our products that we sell internationally or domestically.

We may enter into agreements and provide services before funding is approved or obtained.

We may provide services for projects before funding for such projects is approved or received. If funds are not received we would not recognize the revenue even though we may incur the expenses. We provide these goods or services knowing that we may not receive compensation. If funding is not eventually obtained, any capitalized expenses or inventory that is unique to the specific customer would be expensed, which could adversely impact our consolidated financial position, results of operations and cash flows.

A small number of customers account for a significant portion of our revenues.

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounts for more than 10% of our revenue. This customer accounted for approximately 18% of our revenues in 2006. If our relationships with our large customers were disrupted, we could lose a significant portion of our anticipated revenues. Factors that could influence our relationships with our customers include:

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

We may be unable to produce our large cell ultracapacitors in commercial quantities or reduce the cost of production enough to be commercially viable for widespread application, which would adversely impact our revenues and growth opportunities and our overall business prospects.

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

It may also be difficult for us to solve management, technological, engineering and other problems, which may arise in connection with scaling up our manufacturing processes. These problems may include production volumes and yields, quality assurance, adequate and timely supply of materials and components and shortages of qualified management and other personnel. In addition, we plan to have some of our products manufactured by third parties. If we outsource the manufacture of our products, we will face risks with respect to quality assurance, cost and the absence of close engineering support.

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

Our product lines may be subject to increased competition, and this may limit our ability to increase or maintain our gross margins. If our competitors develop and commercialize products faster than we do, or commercialize products that are superior to or lower cost than our products, our commercial opportunities may be reduced or eliminated.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, make up a large portion of our revenues. For example, we have one customer accounted for more than 10% of our revenue, this client accounted for approximately 18% of our revenues in 2006. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products of our OEM customers. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it could prevent us from achieving our sales targets and negatively impact our market share. Our OEM customers typically require a long development and engineering process before incorporating our products into their systems and products. This period of time is in addition to the time we spend on basic research and product development. As a result, we are vulnerable to changes in technology or end user preferences.

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

Our reputation is important to our growth and success. Since we anticipate licensing our technology to others, our reputation may be affected by the performance of the companies to which we license our technology. Our licenses may grant exclusivity with respect to certain uses or geographic areas. For example, we have granted licenses to YEC and Shanghai Sanjiu to manufacture and sell products based on our proprietary ultracapacitor designs in China. As a result, we will be dependent in part on the success of these licensees for success in China. We anticipate that future alliances may also be with foreign partners or entities. As a result, such future alliances may be subject to the political climate and economies of the foreign countries where such partners reside and operate. We cannot be certain that our alliance partners or other partners will provide us with the support we anticipate, that such alliances or other relationships will be successful in developing our technology for use with their intended products, or that any alliances or other relationships will be successful in manufacturing and marketing their products. Any of our international operations will also be subject to certain external business risks such as exchange rate fluctuations, political instability or significant weakening of a local economy in which a foreign entity with which we have an affiliation operates or is located. Certain provisions of alliance agreements that are for our benefit may be subject to restrictions in foreign laws that limit our ability to enforce such contractual provisions. If these alliances are not successful our business and prospects could be negatively affected.

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

We could be subject to future audits by the Defense Department which could result in charges to our earnings and have a negative effect on our cash position.

We enter into contracts that are subject to audits and the out come of an audit may have a negative impact of financial results.

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

As of December 31, 2006, we had approximately $184.7 million of federal tax and state tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: 1) our ability to generate future taxable income and 2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. The issuance of shares of our commons stock could cause an “ownership change.” Such transactions include the issuance of shares of common stock upon future conversion or exercise of outstanding options, warrants and convertible preferred stock.

The costs of litigation or third-party claims of intellectual property infringement may be significant and may negatively impact our operating results.

The company will defend its intellectual property and in doing so we may incur significant costs in our defense. We have in the past, and may in the future, make a strategic decision to file lawsuits against companies that we believe are utilizing our intellectual property without permission by the company. The costs could be substantial and if we do not prevail in our defense it may result in a decrease in the market value of our common stock. Also, the amount spent on our defense may be greater than the judgment that we might receive, which could have a negative impact on our operating capital.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have ongoing operations in San Diego, California and Rossens, Switzerland. In San Diego, we currently lease approximately 45,000 square feet of administrative, research and development, manufacturing and sales space. The San Diego lease expires in July 2010. We also occupy a 16,500-square-foot production annex in San Diego under a renewable lease that expires in November 2010. In Rossens, we currently lease approximately 68,620 square feet of manufacturing, sales and administrative space. The Rossens lease expires in June 2009.

Item 3. Legal Proceedings

In October 2006, Maxwell filed a patent infringement lawsuit against Nesscap in the United States District Court for the Southern District of California alleging that Nesscap’s sales of its ultracapacitors in the United States violate Maxwell patent(s). Maxwell is seeking monetary damages and an injunction to stop Nesscap’s sales of infringing products.

In December 2006, Nesscap filed a lawsuit against Maxwell in United States District Court for the District of Delaware in Wilmington Delaware claiming Maxwell has infringed on NessCap’s patented intellectual property. We consider this a counter suit by Nesscap and it does not have merit. We will continue to defend our proprietary intellectual property.

We were named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf and allege damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. On September 12, 2006 a California jury ruled in favor of the plaintiff for the amount of $231,000. The Company paid $435,000 to settle the lawsuit. The payment included interest on the judgment and the expense is included in discontinued operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Nasdaq National Market under the symbol “MXWL” since 1983. The following table sets forth the high and low sale prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low
Year Ended December 31, 2006
First Quarter	$19.70	$13.38
Second Quarter	22.21	16.88
Third Quarter	21.17	16.16
Fourth Quarter	19.65	12.42
Year Ended December 31, 2005
First Quarter	$11.14	$9.10
Second Quarter	12.26	7.44
Third Quarter	14.50	12.00
Fourth Quarter	15.67	12.25

As of March 9, 2007, there were 417 holders of record of our common stock. We believe that the number of beneficial owners of our common stock substantially exceeds this number.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connections with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006 (the “Proxy Statement”), and is incorporated in this report by reference.

Stock Performance Graph

Item 6. Selected Financial Data

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2006. This data is derived from the Company’s audited consolidated financial statements. During the year ended December 31, 2004, we completed the discontinuance of our Winding Equipment business segment, which we acquired in 2002. Therefore, the financial statements for fiscal 2004, 2003 and 2002 include the reclassification of the Winding Equipment business to discontinued operations. The adoption of SFAS No. 87 on January 1, 2003 resulted in a cumulative effect on an accounting change, net of tax of $878,000.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Continuing Operations:
Total revenue	$53,885	$45,437	$32,212	$35,166	$54,394
Loss from continuing operations	$(16,300)	$(6,254)	$(9,808)	$(6,212)	$(37,140)
Income (loss) from discontinued operations, net of tax	(195)	(40)	733	(961)	(4,937)
Cumulative effect of accounting change, net of tax	—	—	—	878	—

Net loss	$(16,495)	$(6,294)	$(9,075)	$(6,295)	$(42,077)

Basic Net Loss Per Share:
Loss from continuing operations	$(0.97)	$(0.39)	$(0.67)	$(0.44)	$(3.03)
Income (loss) from discontinued operations, net of tax	(0.01)	—	0.05	(0.07)	(0.40)
Cumulative effect of accounting change, net of tax	—	—	—	0.06	—

Net loss per share	$(0.98)	$(0.39)	$(0.62)	$(0.45)	$(3.43)

Diluted Net Loss Per Share:
Loss from continuing operations	$(0.97)	$(0.39)	$(0.67)	$(0.44)	$(3.03)
Income (loss) from discontinued operations, net of tax	(0.01)	—	0.05	(0.07)	(0.40)
Cumulative effect of accounting change, net of tax	—	—	—	0.06	—

Net loss per share	$(0.98)	$(0.39)	$(0.62)	$(0.45)	$(3.43)

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Total assets	$91,669	$88,464	$67,726	$63,013	$71,380
Cash, cash equivalents, short-term investments in marketable securities and restricted cash	$19,387	$34,456	$12,795	$11,307	$11,091
Short-term borrowings and current portion of long-term debt	$5,688	$1,695	$1,970	$1,851	$570
Long-term debt excluding current portion	$22,527	$22,212	$813	$—	$2,675
Stockholders’ equity	$45,883	$49,851	$52,791	$47,692	$49,951
Shares outstanding	17,261	16,600	15,695	14,339	13,726

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. In addition, the discussion and the historical information contain forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment in determining the allowance for inventory and warranty reserves, bad debt allowance, allowance for deferred tax assets and tax expenses in the future. Our estimation of liquidity for fiscal year 2007 may be significantly different than our actual results. Negative changes in revenues will affect our estimation in cost of sales, research and development, selling, general and administrative and other aspects of our business.

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan. Subsequently, we provide a summary of some of the highlights from the recently completed fiscal year, followed by a discussion of the different aspects of our business. We then proceed, on page 35, to discuss our results of operations for the year ended December 31, 2006 compared with the year ended December 31, 2005, and for the year ended December 31, 2005 compared with the year ended December 31, 2004. Thereafter, beginning on page 38, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” Beginning on page 42, we discuss our critical accounting policies, the impact of inflation on our business and new accounting pronouncements.

Overview

Maxwell Technologies, Inc. is a Delaware corporation is headquartered in San Diego, California we originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.” In 1996, we changed our name to Maxwell Technologies, Inc. We develop, manufacture and market energy storage and power delivery products for transportation, industrial telecommunications and other applications and microelectronic products for space and satellite applications.

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

During the year ended December 31, 2004, we completed the discontinuance of our Winding Equipment product line segment, which was sold in December 2003, with the shipment of the final product order that we were obligated to fulfill. Therefore, the financial statements for fiscal 2004, include the Winding Equipment product line segment in discontinued operations.

2006 Highlights

For 2006, we reported revenue of $53.9 million and a net loss of $16.5 million, or $0.98 per diluted share, versus revenue of $45.4 million and a net loss of $6.3 million, or $0.39 per diluted share for fiscal 2005. The higher net loss was a result of the production costs associated with our ramp up and phase in of increased manufacturing capacity within the BOOSTCAP® product line. We continue to face the challenge of ramping up production and keeping pace with demand while simultaneously achieving anticipated production efficiencies and cost reductions. We expect to continue driving down production costs to meet the pricing requirements of the markets in which we compete. Once these efficiencies are fully achieved we anticipate achieving the manufacturing costs to meet our pricing strategy.

During fiscal 2006, we developed strategic alliances, introduced new products, added capacity to meet future anticipated demand, provided capital improvements, perfected production processes. Some of these efforts are described below:

•

In January 2006, General Hydrogen Corporation placed a 200,000 unit, three-year, purchase order for BOOSTCAP® ultracapacitors to enhance performance and energy management in its Hydricity® Pack technology with strategic pricing conditioned on volume thresholds specified in the purchase order.

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

•

In March 2006, Maxwell entered into an agreement to supply its proprietary carbon powder-based ultracapacitor electrode material to Yeong-Long Technologies Co., Ltd. (YEC), for YEC’s new line of small cell ultracapacitor products, and to assist YEC in setting up worldwide marketing and distribution.

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

•

In April 2006, Maxwell signed a contract with Shanghai Urban Electric Power Investment Development Corporation (SUEP), granting SUEP a license to manufacture and market ultracapacitor products based on Maxwell’s proprietary large cell and multi-cell module technology under its own brand in Mainland China. The contract, which also obligates SUEP to source ultracapacitor electrode material exclusively from Maxwell, has a six-year term and is renewable by mutual agreement.

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

•

In August 2006, Maxwell announced it had signed a memorandum of understanding to collaborate on the development of a cold start system for the commercial transportation market. The collaboration is with Alcoa AFL Automotive a Tier 1 supplier to the automotive and commercial vehicle industries. The cold start system incorporates Maxwell’s BOOSTCAP® ultracapacitors with AFL’s power management system to provide an efficient engine starting system.

•

In September 2006, Maxwell announced it had signed a memorandum of understanding with Kromberg & Schubert GmbH & Co. KG to incorporate Maxwell’s BOOSTCAP® ultracapacitors into a highly efficient, low-cost, engine starting system for automobiles.

•

In November 2006, Maxwell announced it had introduced a compact, fully integrated, 125-volt BOOSTCAP® ultracapacitor module to provide an easy-to-integrate building block for scalable energy storage and power delivery solutions for heavy and hybrid and electric vehicles and heavy duty industrial applications requiring up to 1,500 volts.

•

In January 2007, Maxwell announced that it received a purchase order for 100,000 square meters of its proprietary ultracapacitor electrode material from Shanghai Electric Equipment Company, Ltd., (Sanjiu) which is preparing to introduce a line of ultracapacitor products based on Maxwell’s cell architecture and high-performance electrode for the Chinese transportation, electric utility and industrial markets.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Revenue

Revenue for the year ended December 31, 2006 was $53.9 million, compared with $45.4 million for the year ended December 31, 2005. Compared to 2005, total revenue increased $8.5 million, or 19%, from the prior year. Three quarters of the revenue increase came from the BOOSTCAP® product line, which experienced increased demand for its products as well as license revenue that totaled $1.4 million in 2006. Approximately 30% of the revenue increase came from the High Tension product line. Management expects High Tension revenue to continue to increase in 2007, but at a lower rate than what was experienced in 2006. Microelectronics revenue in 2006 was marginally lower than in 2005. Maxwell expects Microelectronics revenue to grow in 2007 driven by the NPOESS single board computer contract and demand for component products.

Management believes that license revenue will continue in 2007 and we anticipate continued strong demand for BOOSTCAP® products. While the overall growth prospects for 2007 remain bright, we do expect Company revenue for the first quarter of 2007 to be lower than it was in the fourth quarter 2006, due to a major customer’s internal production delays and due to shortages of other key materials for their products unrelated to ultracapacitors. As this customer finds alternative sources of these non-ultracapacitor key building blocks, we anticipate long term increased demand of our BOOSTCAP products.

Gross Profit

Gross profit for 2006 was approximately $12.3 million, or 23% of revenue, compared with $14.0 million, or 31% of revenue, for the prior year. The gross profit within the BOOSTCAP product line decreased because of increased production costs associated with our ramp up and phase in of increased manufacturing capacity. The challenge continues to be the ability to ramp up production and keep pace with demand while simultaneously achieving anticipated production efficiencies. Once these efficiencies are fully in place we anticipate achieving the required cost reductions to meet our pricing strategy. We expect to continue driving down production costs to meet the pricing requirements of the markets in which we compete.

Although our overall gross profit for 2006 was lower, there was an improvement in the gross profit of our High Tension products compared with 2005. High Tension gross profit improvements were primarily a result of reduced manufacturing costs and increased volume. Additionally, gross profit for Microelectronics products improved compared with 2005 primarily as a result of increased single board computer demand from NPOESS.

For the year ended December 31, 2006 costs of sales also included $211,000 of stock compensation expense related to our adoption of SFAS 123R versus the comparable period where there was no expense for stock compensation.

Selling, General & Administrative (SG&A) Expense

SG&A expenses were $16.4 million for 2006 compared with $14.1 million for 2005. The increase is predominantly related to stock compensation expense for restricted stock and stock option awards of $2.3 million recognized in 2006 related to our adoption of SFAS 123R, compared with $361,000 for the same period in 2005. Additionally, sales expense, including labor and labor related expenses, outside commissions and advertising, increased to support significantly increased BOOSTCAP revenue.

Research & Development (R&D) Expense

R&D expenses were $10.1 million for 2006 compared with $7.2 million for 2005. Increased R&D spending was a result of new product development efforts for BOOSTCAP and Microelectronics product lines as well as higher spending on intellectual property activity for patent filings. BOOSTCAP development efforts included electrode, ultracapacitor, and module designs while Microelectronics development efforts focused on single board computer development. We introduced several new BOOSTCAP products in 2006 and we anticipate continuing our investment in R&D at levels similar to 2007.

Provision (Benefit) For Income Taxes

We recorded a $208,000 tax provision during 2006 compared with a $49,000 tax provision during 2005. The provisions recorded relate to our Swiss subsidiary. The Swiss subsidiary has a tax holiday, which was extended in 2005 for an additional five years.

We have not recorded an income tax benefit for our net loss from fiscal 2006 due to the uncertainty surrounding the realization of the associated deferred tax asset. However, we have a recorded a deferred tax asset, of approximately $1.8 million, and a deferred tax liability of similar amount, for the embedded conversion rights of our convertible debentures. These amounts are netted in the Balance Sheet. Additionally, we have established a valuation allowance against deferred tax assets other than those related to convertible debentures.

Discontinued Operations

In March 2001, we sold our Government Systems business for $20.7 million and recorded a gain of $1.1 million, net of a $2.7 million provision mainly related to ongoing lease obligations. As of December 31, 2006 there was no reserve provision as the lease expired in April 2006.

We were named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf and allege damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. On September 12, 2006 a California jury ruled in favor of the plaintiff for the amount of $231,000. The Company paid $435,000, including interest. The expense is included in discontinued operations.

During fiscal 2006, preferred shareholders of PurePulse provided the Company with a release of liability. Accordingly, a reserve of approximately $259,000 was reversed and is included in discontinued operations.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenue

Revenue for the year ended December 31, 2005 was $45.4 million, compared with $32.2 million for the year ended December 31, 2004. This represents an increase of $13.2 million, or 41%, from the prior year. Half of the revenue increase came from the BOOSTCAP product line, which experienced increased demand for its products as well as growth from the USABC contract revenue. Microelectronics revenue provided approximately 15% of the 2005 revenue growth primarily due to revenue from the NPOESS contract. Revenue for the year ended December 31, 2004 included $1.0 million in license fees received from Yeong-Long Technologies, Inc. (“YEC”) and $1.0 million from low-margin magnetics-based products, neither of which continued in 2005.

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

Other Events

In 2006, 2005 and 2004, we made an assessment of the Company’s goodwill and intangible assets and determined that there was no impairment. Accordingly, no goodwill impairments were recognized for the years ended December 31, 2006, 2005 and 2004.

Amortization of other intangibles was $76,000 for the years ended December 31, 2006, 2005 and 2004 and relates to the amortization of developed core technology acquired in conjunction with the 2002 acquisition of Montena Components and the amortization of ultracapacitor intellectual property that was recorded in conjunction with the 2003 merger of the Electronic Components Group, a majority-owned subsidiary, into Maxwell after the purchase of all shares not already owned by the Company.

Net interest expense for the year ended December 31, 2006 was $431,000, and interest income was $198,000 and $46,000 for the years ended December 31, 2005 and 2004, respectively. The large increase in interest payments creating an expense amount in 2006 is due to the convertible debt that was issued in December 2005.

As a result of the registration rights on the shares acquired upon debt conversion and warrants exercised the fair value of the embedded conversion features and warrants are recorded as liabilities. The initial fair value of $9.2 million as of December 20, 2005 was treated as a discount to the $25 million debenture and is being amortized over the four-year life of the note. In addition, there was $1.3 million of prepaid fees related to the issuance of the convertible debt, which are also amortized over the four-year life of the note. The $100,000 of amortization of debt discount and prepaid fees is for the period of December 20, 2005 to December 31, 2005. The full year amortized debt discount and prepaid fees totals $3.6 million for the year ended December 31, 2006.

The fair value calculation at December 31, 2006 and 2005 was impacted by the change in Maxwell’s stock price and a reduction in the time which the holder has to exercise their rights. The fair value of the embedded conversion features and warrants will be recalculated each reporting period and any difference in value from the prior period will be reflected in the Statement of Operations. The future impact of fair value recalculations will be difficult to predict, given the historical volatility of Maxwell’s stock price, however, it is a non-cash item and will not impact cash flow.

Liquidity and Capital Resources

Changes in Cash Flow

For the year ended December 31, 2006, cash used in operating activities was $14.7 million compared with $5.1 million for the year ended December 31, 2005 and $8.8 million for the year ended December 31, 2004. The use of cash for the years ended December 31, 2006, 2005, and 2004 was primarily attributed to operating losses from continuing operations in addition to increase accounts receivable and inventory balances in support of higher revenue.

Capital expenditures for the years ended December 31, 2006, 2005 and 2004 were $6.8 million, $3.8 million and $3.0 million, respectively. Capital spending has been focused on automating production processes for the High Tension and BOOSTCAP product lines. Capital expenditures for 2007 are expected to be approximately $5.4 million, which will be invested primarily in production equipment to increase capacity for the higher customer demand of BOOSTCAP products.

The financing activities for the years ended December 31, 2006, 2005 and 2004 were $6.1 million, $30.6 million and $11.9 million with the majority of these proceeds from the issuance of stock and proceeds form long and short term borrowing.

Liquidity

As of December 31, 2006, we had approximately $16.2 million in cash, cash equivalents and restricted cash and approximately $3.2 million in short-term investments. We have a line of credit for 2 million Swiss Francs (approximately $1.6 million) from a Swiss bank for working capital in Switzerland. The line was fully used as of December 31, 2006. We also have a 1.2 million Swiss Francs (approximately $943,000) term loan from a Swiss bank for capital equipment purchases. Approximately $566,000 of that facility was outstanding as of

December 31, 2006. We have a 1 million Swiss Francs (approximately $820,000) line of credit with another Swiss bank for working capital, approximately $779,000 of the line was utilized as of December 31, 2006. We entered into a lease agreement in May 2006 for the acquisition of manufacturing equipment up to a maximum of 1.5 million Swiss Francs (approximately $1.2 million). The lease term is 48 months and $593,000 of the credit agreement had been used to purchase equipment under this agreement as of December 31, 2006. In December 2006 we secured a $1.0 million loan from a U.S. bank for capital equipment purchases, subject to a three-year repayment period as of December 31, 2006 the entire line of the credit was drawn. A $3.0 million line of credit from a U.S. bank, which was secured in 2004 and renewed in 2005, was never used and we decided to not to renew it in January, 2006.

We raised approximately $5.4 million, net of issuance expenses, from a private placement of common stock in July 2005. We raised approximately $23.7 million, net of issuance expenses, from the sale of convertible debentures in December 2005. Warrants issued as part of the convertible debt placement would provide an additional $7.5 million of cash if fully exercised. We believe that the liquidity provided by existing cash, cash equivalents, investments in marketable securities, and borrowing available under our lines of credit, will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months.

In November 2006 the company filed an S-3 with the Securities and Exchange Commission to from time to time sell up to an aggregate of $125,000,0000 of the company common stock, warrants or debt securities. If additional funds are required we have several options to raise capital that include negotiations to elimination the current restriction on $8 million of cash or other options that include a bridge financing and/or a private placement or public offering of marketable securities to provide additional liquidity.

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

Interest is due quarterly with the interest rate fixed to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. For fiscal year ended December 31, 2006 we made interest payments of $778,000 with 41,573 shares of Company common stock.

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

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion between the two measurement dates using a Black-Scholes calculation. The effect of the fair market value adjustment are recorded as “Gain (loss) on embedded derivative liabilities.”

The net fair value of the holder’s and Maxwell’s conversion rights at December 31, 2006 and 2005 were liabilities of $4.6 million, and $5.8 million respectfully, these amounts are included in “Convertible debentures and long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debentures had an exercise price of $19.00 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the then current exercise price. The fair value of the warrants at December 31, 2006 and 2005 was $1.9 million and $2.6 million respectively and is included in “Stock warrants” on the balance sheet. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of December 31, 2006.

As long as Debentures are outstanding, the Company is required to maintain a cash balance of $8.0 million. This amount is classified as restricted cash at December 31, 2006 and 2005.

Short-term borrowings

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs (approximately $1.6 million as of December 31, 2006) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 3.95% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of December 31, 2006 and 2005, the full amount of the credit line was drawn.

Maxwell SA has a 1.0 million Swiss Francs (approximately $820,000 as of December 31, 2006) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 3.4%. Borrowings under the credit agreement are unsecured and as of December 31, 2006, $779,000 was drawn on the overdraft credit line. The agreement requires our Swiss subsidiary to maintain a minimum equity amount of 5.0 million Swiss Francs, we were in compliance with this covenant as of December 31, 2006.

In January, 2006, a $3.0 million credit line from a U.S. bank expired. The line had never been drawn and management decided not to renew the line.

Long-term borrowings

Maxwell, SA has a term loan with a maximum draw of 1.2 million Swiss Francs, (approximately $943,000 as of December 31, 2006), for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of December 31, 2006, approximately $566,000 was outstanding. The weighted average interest rate on the funds borrowed at December 31, 2006 was 4.1%.

Maxwell, SA has a lease agreement for the acquisition of manufacturing equipment up to an amount of 1.5 million Swiss Francs (approximately $1.2 million as of December 31, 2006). Under this lease agreement borrowings are for a minimum purchase of 250,000 Swiss Francs and the lease is secured by the equipment being purchased. The leasing fee is 2.22% of the acquisition price plus VAT and a residual value of .5% of the acquisition price. Equipment suppliers are paid directly by the bank with interest payable at a rate of 6.75% per annum until the entire amount has been borrowed at which time the lending arrangement converts to a lease. As of December 31, 2006 $593,000 of this credit agreement had been paid to suppliers.

In December 2006, we secured a $1.0 million loan from a U.S. bank for capital equipment purchases, subject to a three-year repayment period. The agreement bears interest at a rate of the US Government Treasury note plus 825 basis points. As of December 31, 2006 the entire line of credit was drawn.

In December 2006 the Company secured a loan from a U.S. bank in the amount of $26,000 for a vehicle. The loan is subject to a five year repayment period. The agreement bears interest at a rate of 4.9% and as December 31, 2006 $26,000 was outstanding.

Stock Sale

In November 2004 and July 2005, the Company raised approximately $10.3 and $5.5 million, respectively, after deduction of expenses and fees through the sale of approximately 1.7 million shares of common stock to institutional investors. The Company sold the shares directly to the investors in a negotiated transaction in which no underwriters were used for placement. The shares had previously been registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement filed on Form S-3 with the Securities and Exchange Commission in September 2004.

Discontinued Operations

Cash from discontinued operations has fluctuated from a source of cash in 2004 to a use of cash in 2006 and 2005. The use of cash from discontinued operations has been caused primarily by the PurePulse business and by vacant facilities associated with the Government Systems business. The source of cash in 2004 was a result of the discontinued Winding Equipment business, which generated sales of $1 million in 2004 that more than offset the use of cash from the other discontinued operations.

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

The Defense Department’s auditing agency audited a contract entered into by our Microelectronics group as a subcontractor in 1995 and completed in 1999. The Company is contracted with a subcontractor, who received a letter after December 31, 2006 releasing them of any obligations from the primary contractor. We have received a verbal release from the subcontractor and have requested that they provide a letter releasing Maxwell from any obligations for the audit. Based on the information that we have received, we believe the contingent liability accrual is no longer probable. Therefore, the $464,000 liability was reversed in the fiscal year ending 2006.

Other Events

In 2005, a customer brought to our attention a possible defect in a product that we sourced from another manufacturer and resold to the customer. The matter has not been resolved and we have not yet been able to determine what, if any, warranty exposure Maxwell may have, and therefore, we have not recorded any warranty reserve provision. We carry insurance that we believe would cover all or a portion of any obligation that might ultimately arise from this matter.

Minority Equity Interests in Subsidiaries

PurePulse, which suspended operations in 2002 and is classified as discontinued operations, has minority equity investors. These investors are former employees who were issued shares when PurePulse originally was incorporated and former employees who have exercised stock options in that entity. As of December 31, 2006 and 2005, minority investors owned approximately 11% and 18%, respectively of the outstanding stock of PurePulse.

Contractual Obligations

	Payment due by period (in thousands)
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating Lease Obligations (1)	$5,956	$1,792	$3,427	$737	$—
Purchase Commitments (2)	6,999	6,999	—	—	—
Debt Obligations (3)	33,523	7,630	25,881	12	—

Total	$46,478	$16,421	$29,308	$749	$—

(1)	Operating lease obligations represent building leases, for U.S. and Switzerland locations.
(2)	Purchase commitments primarily represent the value of non-cancelable purchase orders and an estimate of purchase orders that if cancelled would result in a significant penalty to the Company.
(3)	Debt obligations represent long-term and short-term borrowings and current portion of long-term debt and interest.

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

Revenue Recognition

For the fiscal year ended December 31, 2006, substantially all of our revenue was derived from the sale of manufactured products directly to customers and revenue recognized at the time costs were incurred for certain long-term contracts. Licensing fees received for the right to manufacture products based on our proprietary ultracapacitors design was a revenue category in fiscal years ended December 31, 2006 and 2004. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities, or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. This method has been consistently applied from period to period and there is no right of return. Revenue on fixed price government contracts is recognized at the time costs are incurred and is calculated on a percentage of completion basis, in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs. In the fiscal year ended December 31, 2006 the Company recognized revenue that relates to specific deliverables, in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This revenue involves a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract, obligates the manufacturer to source ultracapacitor electrode material from Maxwell, the agreement has no general right of return and requires no refunds

Excess and Obsolete Inventory

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

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill no longer be amortized but is subject to an annual impairment test and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values of the reporting units, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting unit goodwill over the implied fair value of their goodwill. We have determined the fair value of our reporting units based on the market value of the Company’s stock. The market value of the Company’s stock at December 31, 2006 exceeded the carrying value of the reporting unit and, therefore, the second step calculation to determine the implied fair value of goodwill was not necessary.

We cannot say with certainty that we may not incur charges for impairment of goodwill in the future if the fair value of Maxwell Technologies and Maxwell SA decrease due to market conditions, revisions in our assumptions or other unanticipated circumstances. Any additional impairment charges will adversely affect our results of operations.

Convertible Debentures

We account for convertible debentures and warrants in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19” were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders’ equity. The convertible debentures issued on December 20, 2005 were evaluated and determined not to be conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible debt on December 20, 2005 were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in our Statement of Operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at December 20, 2005, December 31, 2006 and 2005. The December 20, 2005 valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the four-year life of the debentures using the effective interest method. The December 31, 2006 and 2005 valuations were used to record the fair value of these instruments at the end of the reporting periods with any difference from prior period calculations reflected in the Statement of Operations. The Company’s stock price is one input used in the Black-Scholes calculation, which has a significant impact on the calculation. The change in the Company’s stock price will have a gain or loss effect on embedded derivative liabilities in the Statement of Operations. The volatility of the Company’s stock price is likely to generate large swings in the valuations of the conversion features and warrants in future periods.

Stock Compensation

Effective January 1, 2006 the Company adopted the fair value recognition provisions of revised Statement of Financial Accounting Standards No. 123 (revised) (SFAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of these awards over the requisite employee service period. The Company elected the modified prospective method, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective method, prior periods are not revised for comparative purposes. The expense recognition provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date and awards subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.

In the prior period the Company adopted the disclosure only provisions of SFAS No. 123, as amended by SFAS No. 148 Accounting for Stock Based Compensation—Transitions and Disclosure. In accordance with the provisions of SFAS No. 123, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, $361,000 and zero compensation expense was recognized for the years ended December 31, 2005 and 2004.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of our fiscal years in the three-year period ended December 31, 2006. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Pending Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Fin 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement. SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS

158”). SFAS 158 requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the Company’s fiscal year end. SFAS 158 is effective for the Company as of December 31, 2007, except for the measurement date provisions, which are effective December 31, 2009. The plan reported on our financial statement is regulated by the Swiss Government and is equally funded by the employees and the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No 115 which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

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

Interest Rate Risk

At December 31, 2006, we had approximately $28.2 million in debt, of which $22.5 million is classified as long-term debt. We do not anticipate significant interest rate swings in the near future; however, if it does occur it may affect the consolidated balance sheet or the statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 1000 basis points in the interest rate would have a $2.8 million effect on our related interest expense.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2006, third parties manage approximately $3.2 million of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks. A 1000 basis point change in the interest rate on our marketable securities would not have a material effect on our interest income.

Fair Value Risk

We record an adjustment on our convertible debenture adjusting the fair value of the embedded conversion options and stock warrants. The change in these instruments is primarily impacted by the price of our stock at the end of each reporting period. This adjustment creates non-cash effect on our statement of operations which may have a significant impact.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto appear on pages 43 to 73 of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Maxwell Technologies, Inc.

San Diego, California

We have audited the consolidated balance sheets of Maxwell Technologies, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule of Maxwell Technologies, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxwell Technologies, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maxwell Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Maxwell Technologies, Inc.’s internal control over financial reporting and an opinion that Maxwell Technologies, Inc. had not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    MCGLADREY & PULLEN, LLP

San Diego, California

March 15, 2007

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$8,159	$25,760
Investments in marketable securities	3,228	696
Trade and other accounts receivable, net	9,749	6,915
Inventories, net	14,894	9,536
Prepaid expenses and other current assets	1,596	841

Total current assets	37,626	43,748
Property and equipment, net	13,621	10,368
Other intangible assets, net	1,395	1,541
Goodwill	19,786	18,549
Prepaid pension asset	10,371	4,930
Restricted cash	8,000	8,000
Other non-current assets	870	1,328

	$91,669	$88,464

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,383	$6,870
Accrued warranty	795	632
Accrued employee compensation	2,543	2,588
Short-term borrowings and current portion of long-term debt	5,688	1,695
Deferred tax liability	392	291
Net liabilities of discontinued operations	63	527

Total current liabilities	18,864	12,603
Deferred tax liability, long-term	2,545	1,198
Convertible debentures and long-term debt, excluding current portion	22,527	22,212
Stock warrants	1,850	2,600
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 17,261 and 16,600 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,726	1,660
Additional paid-in capital	141,294	136,135
Unearned compensation	—	(2,438)
Accumulated deficit	(104,361)	(87,600)
Accumulated other comprehensive income	7,224	2,094

Total stockholders’ equity	45,883	49,851

	$91,669	$88,464

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Sales	$52,438	$45,437	$31,212
License fees	1,447	—	1,000

Total revenue	53,885	45,437	32,212
Cost of sales	41,586	31,403	25,301

Gross profit	12,299	14,034	6,911
Operating expenses (income):
Selling, general and administrative	16,379	14,127	10,214
Research and development	10,062	7,175	5,528
Amortization of other intangibles	76	76	76
Loss (gain) on sale of property and equipment	(80)	40	41

Total operating expenses	26,437	21,418	15,859

Loss from operations	(14,138)	(7,384)	(8,948)
Interest income (expense), net	(431)	198	46
Amortization of debt discount and prepaid costs	(3,616)	(100)	—
Gain on embedded derivative and warrants	1,980	800	—
Other income (expense), net	113	281	(194)

Loss from continuing operations before income taxes	(16,092)	(6,205)	(9,096)
Income tax provision	208	49	712

Loss from continuing operations	(16,300)	(6,254)	(9,808)
Income (loss) from discontinued operations, net of tax	(195)	(40)	733

Net loss	$(16,495)	$(6,294)	$(9,075)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.97)	$(0.39)	$(0.67)
Income (loss) from discontinued operations, net of tax	(0.01)	—	0.05

Net loss per share	$(0.98)	$(0.39)	$(0.62)

Weighted average shares used in computing basic and diluted net loss per share	16,876	16,029	14,637

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
Balance at December 31, 2003	14,339	$1,434	$115,142	$—	$(72,231)	$3,347	$47,692
Stock purchase and option plans	167	16	1,022	—	—	—	1,038
Proceeds from issuance of common stock	1,189	119	10,153	—	—	—	10,272
Net loss	—	—	—	—	(9,075)	—	(9,075)	$(9,075)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	2,859	2,859	2,859
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	5	5	5

Balance at December 31, 2004	15,695	1,569	126,317	—	(81,306)	6,211	52,791	$(6,211)

Stock purchase and option plans	219	22	1,625	—	—	—	1,647
Proceeds from issuance of common stock	489	49	5,414	—	—	—	5,463
Restricted stock awards	197	20	2,779	(2,799)	—	—	—
Earned compensation	—	—	—	361	—	—	361
Net loss	—	—	—	—	(6,294)	—	(6,294)	$(6,294)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	(4,118)	(4,118)	(4,118)
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	1	1	1

Balance at December 31, 2005	16,600	$1,660	$136,135	$(2,438)	$(87,600)	$2,094	$49,851	$(10,411)

Stock purchase and option plans	511	51	5,936	—	—	—	5,987
Proceeds from issuance of common stock	—	—	—	—	—	—	—
Restricted stock awards	127	13	(1,451)	2,438	—	—	1,000
Shares issued for interest on convertible debt	41	4	774	—	—	—	778
Retirement of shares	(18)	(2)	(100)	—	(266)	—	(368)
Net loss	—	—	—	—	(16,495)	—	(16,495)	$(16,495)
Other comprehensive income:						—	—
Foreign currency translation adjustments	—	—	—	—	—	2,329	2,329	2,329
SFAS 158 Pension Adjustment	—	—	—	—	—	2,801	2,801	2,801
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	—	—	—

Balance at December 31, 2006	17,261	$1,726	$141,294	$—	$(104,361)	$7,224	$45,883	$(11,365)

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities:
Loss from continuing operations	$(16,300)	$(6,254)	$(9,808)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	3,811	3,548	3,553
Amortization	206	207	207
Amortization of debt discount and prepaid fees	3,616	100	—
Gain on embedded derivative liabilities	(1,980)	(800)	—
Pension benefit	(1,460)	(329)	(352)
Stock based compensation expense	2,710	361	—
Loss (gain) on sales of property and equipment	(80)	40	41
Shares issued for interest expense	778	—	—
(Gain from recoveries) provision for losses on accounts receivable	89	(96)	212
Net cash provided by (used in) discontinued operations	(659)	(559)	284
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Trade and other accounts receivable	(2,549)	(489)	(861)
Inventories	(4,708)	(1,938)	(519)
Prepaid expenses and other assets	(762)	109	468
Deferred income taxes	268	(17)	597
Accounts payable and accrued liabilities	2,452	(18)	(2,556)
Accrued employee compensation	(105)	1,085	(104)

Net cash used in operating activities	(14,673)	(5,050)	(8,838)

Investing activities:
Purchases of property and equipment	(6,846)	(3,809)	(3,022)
Proceeds from sale of property and equipment	299	—	263
Proceeds from sale of marketable securities	6,920	5,543	2,329
Purchases of marketable securities	(9,451)	(4,135)	(1,974)
Restricted cash		(8,000)	—

Net cash (used in) investing activities	(9,078)	(10,401)	(2,404)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(4,973)	(3,459)	(1,816)
Proceeds from long-term and short-term borrowings	7,158	25,374	2,448
Stock warrants	—	2,900	—
Deferred borrowing costs	—	(1,341)	—
Retirement of shares	(368)	—	—
Proceeds from issuance of company stock	4,277	7,110	11,310

Net cash provided by financing activities	6,094	30,584	11,942

Increase (decrease) in cash and cash equivalents from operations	(17,657)	15,133	700
Effect of exchange rate changes on cash and cash equivalents	56	(113)	256

Increase (decrease) in cash and cash equivalents	(17,601)	15,020	956
Cash and cash equivalents at beginning of year	25,760	10,740	9,784

Cash and cash equivalents at end of year	$8,159	$25,760	$10,740

Cash paid for:
Interest	$463	$1,124	$82
Income taxes	$10	$9	$419
Supplemental schedule of noncash investing and financing activities:
Shares issued for interest expense	$778	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.” In 1996, the Company changed its name to Maxwell Technologies, Inc. and is headquartered in San Diego, California.

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

Financial Statement Presentation

The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances are eliminated in consolidation. The PurePulse business, which was discontinued in September 2002 and was previously reported as a separate segment, and the Winding Equipment segment, which was sold in December 2003, and which was recorded as continuing operations through the first quarter of fiscal year 2004, have been reclassified as discontinued operations. The results of operations of other business units that do not meet the criteria to be classified as a discontinued operation and were sold or otherwise disposed of are included in continuing operations through the date of sale. As a result of the reclassification of the Winding Equipment business, the Company is operating as a single reportable segment.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets, including deferred income tax the incurrence of losses on warranty costs, stock compensation expense and the fair value of warrants and embedded conversion options related to convertible debentures. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of such factors, actual results could differ from the estimates used by management.

Certain prior year amounts have been reclassified to conform to the current year presentation with no effect on total stockholders’ equity or net loss. The Company’s fiscal year ends on December 31 and it’s fiscal quarters end on the last day of the calendar months March, June, September, and December.

Cash and Cash Equivalents, Investments in Marketable Securities

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, bank certificates of deposit; commercial paper and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized no net realized gains in the years ended December 31, 2006, 2005 and 2004. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at December 31, 2006 and 2005 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
As of December 31, 2006:
Bank Certificates of Deposit, Maturing within 1 year	$550	$—	$550
U.S. Government and Agencies, Maturing within 1 year	—	—	—
Commercial Paper, Maturing within 1 year	995	—	995
Corporate Debt Securities Maturing within 1 year	1,682	1	1,683

Total	$3,227	$1	$3,228

Current	$3,227	$1	$3,228
Non-current	—	—	—
As of December 31, 2005:
U.S. Government and Agencies, Maturing within 1 year	$324	$—	$324
Corporate Debt Securities, Maturing within 1 year	371	1	372

Total	$695	$1	$696

Current	$695	$1	$696
Non-current	—	—	—

Restricted Cash

The Company’s convertible debentures agreement requires the Company to maintain minimum cash balances of at least $8.0 million. This amount is classified as restricted cash at December 31, 2006 and 2005. No cash balances were restricted at December 31, 2004.

Fair Value of Financial Instruments

The convertible debentures issued on December 20, 2005 were evaluated and determined not to be conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued on December 20, 2005, in conjunction with the convertible debt were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in our Statement of Operations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The carrying value and the fair value of the convertible debentures at December 31, 2006 is approximately $19.0 million and $25 million, respectively. As of December 31, 2005, the carrying value and the fair value of the convertible debentures was approximately $15.9 million and $25 million, respectively. The fair value of convertible debentures was based on discounted cash flows of principal and interest payments, the discount value determined on the issue date of December 20, 2005 is amortized over the term of the debt. The carrying value of restricted cash and short term borrowings approximates fair value.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventories

Inventories are stated at the lower of cost or market. Finished goods and work-in-process inventory values are based on standard costs, which approximate average costs (first-in first-out method).

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

Goodwill and Intangible Assets

Goodwill, which represents the excess of the cost of an acquired business over the net of the fair value assigned to its assets acquired and liabilities assumed, is not amortized. Instead, goodwill is assessed for impairment under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Asset. The Company tests goodwill and indefinite lived intangible assets for impairment, and has established December 31 as the annual impairment test date, using a fair value approach. Intangible assets with finite lives continue to be amortized on a straight-line basis over their useful lives of 10 to 12 years and are evaluated for impairment whenever events, or changes in circumstances, indicate that their carrying value may not be recoverable under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Warranty Obligation

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty expenses. The estimated warranty liability is calculated based on historical warranty expenses plus any known or expected change warranty exposure.

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

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s accounts receivable. The Company’s accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. One customer provided 18% and 23% of revenue in 2006 and 2005, respectively and comprised 18% and 28% of accounts receivable balances at December 31, 2006 and 2005, respectively.

Certain financial information by Company locations is provided below:

	Year ending December 31,
	2006	2005	2004
	(in thousands)
Revenues:
United States	$18,658	$18,968	$16,773
Switzerland	35,227	26,469	15,439

Total	$53,885	$45,437	$32,212

Long-lived assets:
United States	$10,751	$10,090	$9,337
Switzerland	24,921	21,696	24,547

Total	$35,672	$31,786	$33,884

Revenue Recognition

For the fiscal year ended December 31, 2006, substantially all of our revenue was derived from the sale of manufactured products directly to customers and revenue recognized at the time costs were incurred for certain long-term contracts. Licensing fees received for the right to manufacture products based on our proprietary ultracapacitors design was a revenue category in fiscal years ended December 31, 2006 and 2004. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue

Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities, or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. This method has been consistently applied from period to period and there is no right of return. Revenue on fixed price government contracts is recognized at the time costs are incurred and is calculated on a percentage of completion basis, in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs. In the fiscal year ended December 31, 2006 the Company recognized revenue that relates to specific deliverables, in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This revenue involves a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract, obligates the manufacturer to source ultracapacitor electrode material from Maxwell, the agreement has no general right of return and allows for no refunds.

Research and Development Expense

Research and development expenditures are expensed in the period incurred.

Advertising Expense

Advertising costs are expensed in the period incurred. Advertising expense was $374,000, $265,000 and $326,000 for fiscal 2006, 2005 and 2004, respectively.

Shipping and Handling

The Company recognizes shipping and handling costs as a component of cost of sales. Total shipping and handling costs for the years ended 2006, 2005 and 2004 are $1,044,000, $511,000, and $190,000, respectively.

Patent Defense Costs

The company assesses each case individually however we may capitalize legal costs associated with patent defense lawsuits when a favorable outcome is probable.

Foreign Currencies

The Company’s primary foreign currency exposure is related to its subsidiary in Switzerland. Maxwell Technologies SA has Euro and local currency (Swiss Franc) revenue and operating expenses. Changes in these currency exchange rates impact the U.S. dollar amount of revenue and expenses. The functional currency of the Swiss subsidiary is the Swiss Franc. Assets and liabilities of Maxwell’s Swiss subsidiary are translated at year-end exchange rates, and revenues, expenses, gains and losses are translated at rates of exchange that approximate the rate in effect at the time of the transaction. The Company does not hedge its currency exposures.

Other Comprehensive Income (Loss)

Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments in marketable securities are reported, net of their related tax effect, to arrive at comprehensive loss. As of December 31, 2006, accumulated other comprehensive income consisted of

$4.4 million of unrealized gain on foreign currency translation, $2.8 million in SFAS 158 Pension adjustment, and $1,000 in unrealized gain on investments in marketable securities.

Income (Loss) Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is calculated on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and restricted stock awards of the Company, assuming their exercise using the “treasury stock” method. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004
Numerator
Basic:
Loss from continuing operations	$(16,300)	$(6,254)	$(9,808)
Income (loss) from discontinued operations, net of tax	(195)	(40)	733

Net loss	$(16,495)	$(6,294)	$(9,075)

Denominator
Basic:
Weighted average shares outstanding	16,876	16,029	14,637
Diluted:
Effect of dilutive securities:
Common stock options	—	—	—

Total weighted average common and potential common shares outstanding	16,876	16,029	14,637

Basic and diluted net loss per share:
Loss from continuing operations	$(0.97)	$(0.39)	$(0.67)
Income (loss) from discontinued operations, net of tax	(0.01)	—	0.05

Basic and diluted net loss per share	$(0.98)	$(0.39)	$(0.62)

For fiscal years 2006, 2005, and 2004, incremental equivalent shares under common stock options, of 1,145,952, 981,844, and 211,826 respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. Shares issuable on conversion of convertible debentures of 1,315,790 have also been excluded in the computation of diluted earnings per share as their impact would have been anti-dilutive.

Stock Compensation

Effective January 1, 2006 the Company adopted the fair value recognition provisions of revised Statement of Financial Accounting Standards No. 123 (revised) (SFAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of these awards over the requisite employee service period. The Company elected the modified prospective method, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective method, prior periods are not revised for comparative purposes. The expense recognition provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company elected the simplified method to calculate its hypothetical beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. The hypothetical APIC pool was calculated to be zero.

The prior period disclosure only provisions of SFAS No. 123, as amended by SFAS No. 148 Accounting for Stock Based Compensation—Transitions and Disclosure. In accordance with the provisions of SFAS No. 123, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, $361,000 and zero compensation expense was recognized for the year ended December 31, 2005 and 2004. If the Company had elected to recognize compensation cost based on the fair value method prescribed by SFAS No. 123, the Company’s net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
Net loss as reported	$(6,294)	$(9,075)
Add: Stock-based compensation expense included in net loss, as reported	361	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,634)	(3,267)

Pro forma net loss	$(7,567)	$(12,342)

Net loss per share:
Basic and diluted—as reported	$(0.39)	$(0.62)

Basic and diluted—pro forma	$(0.47)	$(0.84)

Pending Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Fin 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the Company’s fiscal year end. SFAS 158 is effective for the Company as of December 31, 2007, except for the measurement date provisions, which are effective December 31, 2009. The plan reported on our financial statement is regulated by the Swiss Government and is equally funded by the employees and the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No 115 which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

Business Enterprise Segments

The Company operates as one reportable operating segment, High Reliability, according to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. The chief operating decision maker does not regularly review discrete financial information below the consolidated level.

Revenue by product line is provided below (in thousands):

	Year ending December 31,
	2006	2005	2004
Revenues:
Ultracapacitors	$17,035	$12,093	$5,605
Radiation-Mitigated Microelectronic Products	12,703	13,188	11,063
High-Voltage Capacitors	22,700	20,156	14,544

Total	$52,438	$45,437	$31,212

Note 2—Divestitures

The following divestitures occurred during the three years ended December 31, 2006. These divestitures did not meet the criteria to be accounted for as discontinued operations, except for the Winding Equipment business segment discussed below.

In December 2003, the Company’s Maxwell Technologies, SA subsidiary sold all fixed assets, substantially all inventory except work in process inventory, and all warranty and employee agreement obligations of its Metar Winding Equipment business segment, located in Matran, Switzerland to Metar SA, a new company, whose principal shareholder is a former CEO of Montena SA. The Company received $324,000 cash and recognized a loss on sale, net of tax, of $529,000. The new Metar company completed during January through June 2004, certain work in progress related to customer orders received by Maxwell Technologies, SA before the date of sale. The Company concluded its continuing involvement in the Winding Equipment business in the second quarter of 2004 with the shipment of the final Metar product order owned by the Company. In accordance with SFAS No. 144, the results of operations related to the Winding Equipment business which was recorded as continuing operations through the first quarter of 2004 have been reclassified as discontinued operations for fiscal 2006, 2005 and 2004.

Note 3—Balance Sheet Details (in thousands):

	December 31,
	2006	2005
Trade and other accounts receivable, net:
Accounts receivable	$9,883	$6,971
Allowance for doubtful accounts	(134)	(56)

	$9,749	$6,915

Inventory:
Raw material and purchased parts	$10,452	$7,397
Work-in-process	3,518	1,257
Finished goods	3,709	4,184
Inventory reserve	(2,785)	(3,302)

	$14,894	$9,536

Property and equipment:
Machinery, furniture and office equipment	$23,022	$18,224
Computer hardware and software	6,505	6,280
Leasehold improvements	3,016	2,934
Construction in Progress	3,643	1,915

	36,186	29,353
Less accumulated depreciation and amortization	(22,565)	(18,985)

	$13,621	$10,368

Accounts payable and accrued liabilities
Accounts payable	$5,121	$3,216
Other accrued liabilities	3,185	2,579
Customer deposits	1,077	1,075

	$9,383	$6,870

Warranty Reserve Analysis

	Years Ended December 31,
	2006	2005
Accrued Warranty:
Beginning balance	$632	$701
New product warranties	1,352	313
Settlement of warranties	(1,223)	(329)
Other changes/adjustments to warranties	34	(53)

Ending balance	$795	$632

Note 4—Convertible Debentures

On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures principal due and payable in quarterly installments beginning December 2007 through December 2009 (the “Debentures”) and warrants to purchase 394,737 shares of Maxwell common stock. The net proceeds of the issuance totaled approximately $23.7 million after direct placement costs of approximately $1.3 million. The Debentures are convertible into 1,315,790 shares of Maxwell’s common stock at any time at the option of the holder.

Interest is due quarterly, beginning April 1, 2006. The interest rate is the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option for the fiscal year ended December 31, 2006 and 2005, the interest rate on the Debentures was 6.375% and 5.375% respectively. During the fiscal year ended December 31, 2006 41,573 shares of stock were issued in-lieu of cash to pay interest. Accrued interest of $402,000 and $40,000 had been accrued as of December 31, 2006 and 2005 respectively.

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

The warrants issued in connection with the issuance of the Debentures had an exercise price of $19.00 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the current exercise price of $19.00 per share, or a total of $7.5 million. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of December 31, 2006.

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

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at December 31, 2005 and the fair value at fiscal yearend using the Black-Scholes pricing model. The fair value of the warrants at December 31, 2006 and 2005 were $1.9 and $2.6 million respectively and is included in “Stock warrants” on the balance sheet. The net fair value of the liability to the holders and Maxwell’s conversion rights at December 31, 2006 and 2005 were liabilities of $4.6 and $5.8 million respectively which is included in “Convertible debentures and long-term debt” on the balance sheet. The effect of the fair market value adjustment was $2.0 million and $800,000 gains for the fiscal year ended December 31, 2006 and 2005 which is recorded as “Gain on embedded derivative and warrants”.

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

As long as Debentures are outstanding, the Company is required to maintain a cash balance in excess of $8.0 million. This amount is classified as restricted cash at December 31, 2006 and 2005.

Note 5—Short-Term and Long-Term Borrowings

Short-term borrowings

Maxwell’s European subsidiary, Maxwell Technologies SA, has a 2.0 million Swiss Franc (approximately $1.6 million as of December 31, 2006) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 3.95% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of December 31, 2006 and 2005, the full amount available under the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $820,000 as of December 31, 2006) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 3.4%. Borrowings under the credit agreement are unsecured and as of December 31, 2006, $779,000 of the overdraft credit line was drawn.

Approximately $26,000 and $49,000 of letters of guarantee primarily related to customer deposits were outstanding as of December 31, 2006 and 2005, respectively.

The Company had a $3.0 million credit line from a U.S. bank for working capital purposes, subject to a one-year repayment period. The line had not been used and management decided not to renew the line, which expired on January 31, 2006.

Long-term borrowings

Maxwell Technologies, SA has a term loan with a maximum draw of 1.2 million Swiss Francs, or approximately $943,000, for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of December 31, 2006, approximately $566,000 was outstanding. The weighted average interest rate on the funds borrowed at December 31, 2006 was 4.1%.

Maxwell, SA has a lease agreement for the acquisition of manufacturing equipment up to an amount of 1.5 million Swiss Francs (approximately $1.2 million as of December 31, 2006). Under this lease agreement borrowings are for a minimum purchase of 250,000 Swiss Francs and the lease is secured by the equipment being purchased. The leasing fee is 2.22% of the acquisition price plus VAT and a residual value of .5% of the acquisition price. Equipment suppliers are paid directly by the bank with interest payable at a rate of 6.75% per annum until the entire purchased amount has been borrowed at which time the lending arrangement converts to a lease. As of December 31, 2006 $593,000 of this credit agreement had been paid to suppliers.

In December 2006, we secured a $1.0 million credit line from a U.S. bank for capital equipment purchases, subject to a three-year repayment period. The agreement bears interest at a rate of the US government Treasury note plus 825 basis points. As of December 31, 2006 the entire line of credit was drawn.

In December 2006 the Company secured a loan from a U.S bank in the amount of $26,000 for a vehicle. The loan is subject to a five year repayment period. The agreement bears interest at a rate of 4.9% and as December 31, 2006 $26,000 was outstanding.

The following table summarizes convertible debentures and debt (in thousands):

	December 31, 2006	December 31, 2005
Maxwell SA credit agreement	$1,640	$1,520
Maxwell SA overdraft agreement	779	—
U.S. Vehicle loan	26	—
U.S. Capital Equipment loan	1,000	—
Maxwell SA term loan	566	699
Maxwell SA lease agreement	593	—
Convertible debentures	23,611	21,688

Total convertible debentures and long-term debt	28,215	23,907
Less current portion	5,688	1,695

Convertible debentures and long-term debt, excluding current portion	$22,527	$22,212

Payments due on borrowings, including the convertible debentures, during each of the five years subsequent to December 31, 2006 are as follow (in thousands):

2007	$5,688
2008	12,225
2009	11,679
2010	6
2011	5

Subtotal payments	29,603
Unamortized discount attributed to conversion option and warrants	(5,958)
Net fair value of conversion options	4,570

$28,215

Note 6—Stock Activity and Stock Plans

Stock Sale

In November 2006 the company filed an S-3 with the Security and Exchange Commission to from time to time sell up to an aggregate of $125,000,0000 of the Company’s common stock, warrants or debt securities. As of December 31, 2006 the company has not raised any capital under this filing.

In July 2005, the Company sold 488,888 shares of it’s common stock at $11.25 per share pursuant to a Prospectus Supplement filed with the Securities and Exchange Commission, which represented the remaining amount available for sale on the Form S-3 registration statement filed in September 2004. The Company received proceeds of approximately $5.5 million (net of offering expenses).

In November 2004, the Company raised approximately $10.3 million after deduction of expenses and fees through the sale of approximately 1.2 million shares of common stock to institutional investors. The Company sold the shares directly to the investors in a negotiated transaction in which no underwriters were used for placement. The shares had previously been registered under the Securities Act of 1933, as amended, pursuant to a shelf registration statement filed on Form S-3 with the Securities and Exchange Commission in September 2004.

Stock Option Plans

The Company has two active share-based compensation plans as of December 31, 2006; the 2004 ESPP and 2005 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, Employee Stock Purchase Plan (ESPP) and restricted stock awards have been granted to employees. Generally, stock options and restricted stock awards vest over periods of one to four years and have a maximum contractual period of ten years. The Company has granted equity incentive under stock options plans these plans which include:

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

The expense for all stock based compensation that has been charged against income for the year ended December 31, 2006 and 2005 is $2.7 million and $361,000, respectively. For the year ended December 31, 2006, the tax benefits associated with the exercise of non-qualified stock options, disqualifying dispositions of both Incentive Stock Options and stock acquired from the Company’s Employee Stock Purchase Plan was approximately $3.5 million.

The information for the employee stock options and ESPP is presented for the modified prospective portion of these grants. This allows the Company to use the share-based compensation accounting outlined in SFAS 123R for options and ESPP shares granted after December 31, 2005.

Employee Stock Purchase Plan (ESPP)

In 2004, the Company established the 2004 ESPP. The aggregate number of shares of common stock, which may be purchased under this Plan shall not exceed five hundred thousand (500,000) shares of common stock of the Company. As of December 31, 2006 the Company has issued a total of 34,470 shares of common stock from the current ESPP. For the year ended December 31, 2006, 2005 and 2004 the Company issued 18,239, 18,045 and 22,160 shares of stock for ESPP, respectively.

The plan permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the “look back” option of the ESPP is estimated based on the stock price on the first day of the offering period using the Black-Scholes valuation model. The following assumptions were used in the valuation model for the two six months periods ended June 30 and December 31, 2006: expected dividend of zero, expected volatility of 43% and 54%, respectively, average risk-free interest rate of 4.22% and 5.04%, respectively; option life of .5 years, which is based on actual life; and a forfeiture rate of 0% as the number of shares to be purchased is calculated based on employee contributions. The fair value of the ESPP shares to be granted during the year ended December 31, 2006 was calculated for a 15% discount on the stock price; and by using the Black-Scholes valuation model for a call and a put option attributes of our ESPP, which resulted in a total value of $3.93 and $6.06 per share for the two six months periods ended June 30 and December 31, 2006. Total compensation expense recognized for the ESPP for the year ended December 31, 2006 was $76,000, which had a total intrinsic value of $83,000.

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

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004
Expected dividends	—	—	—
Expected volatility	54.7% - 62.3%	55.1%	52%
Average risk-free interest rate	4.4% - 5.0%	4.4%	3.5%
Expected life (in years)	5.1 - 6.2	4.0	4.0

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on historical Company stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of our underlying stock price that is expected over a period of time, commensurate with the option life. This is expressed as an annual percentage rate required by our option-pricing model. For the year ended December 31, 2006 and 2005 the weighted average volatility is 59.5% and 57%, respectively. The Company does not consider implied volatility due to the low volume of traded stock options. The risk-free interest rate is derived from the zero coupon rate for the option expected life. The expected life calculation is based on the Company’s history of exercised options from previous equity-based share option grants.

Share-based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2006 is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates with a cumulative catch up adjustment.

The following table summarizes total aggregate stock option activity for the period January 1, 2006 through December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value as of
Balance at December 31, 2005	2,493,633	$8.62
Granted	235,575	$15.69
Exercised	(495,241)	$8.29
Forfeited	(158,501)	$11.00
Expired	(1,801)	$23.36

Balance at December 31, 2006	2,073,665	$9.31	5.47	$10,412,505
Vested or expected to vest at December 31, 2006	1,946,171	$8.97	5.25	$10,344,307
Exercisable at December 31, 2006	1,669,398	$8.21	4.69	$9,969,172

The number of shares under options exercisable at December 31, 2006, 2005 and 2004 were 1,669,398, 1,954,167 and 1,879,188, respectively, with weighted average exercise prices of $8.21, $8.16 and $8.03, respectively, and for options exercised we issue new shares.

The weighted-average grant date fair value of employee options granted for Company options granted during the years ended December 31, 2006, 2005 and 2004 was $9.11, $6.10 and $4.93 per share, respectively. The total intrinsic value of options exercised at December 31, 2006, 2005 and 2004 were $3.8 million, $1.0 million and 700,000, respectively.

As of December 31, 2006 there was $2.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the employee option plan. The cost is expected to be recognized over a weighted average period of 2.17 years. Compensation cost for employee options recognized for the year ended December 31, 2006 was $2.6. Cash received from options exercised under all share-based payment arrangements for the year ended December 31, 2006 was $3.5 million.

Restricted Stock Awards

Beginning in 2005 the Company awarded Directors and selected senior management restricted stock awards under the Company’s 2005 Omnibus Equity Incentive Plan. Vesting of restricted stock awards is contingent upon meeting various departmental, Company, market or performance conditions and requires a one year service period. The restricted stock awards have a contractual life of ten years. The number of shares available for issuance as restricted stock awards and employee stock options combined was an initial 750,000 shares with an additional, 121,902 shares cancelled from the expired 1995 stock option plan and 1,000 shares from the 1999 Directors’ plan added to the total available for issuance.

The fair value of each restricted stock award is calculated on the date of grant using the stock price on the date of grant. The fair value of awards with market conditions have been determined using a Monte Carlo calculation. Performance conditions have estimated achievement dates over which compensation expense is recognized. The requisite service period is the greater of the estimated achievement date or the minimum 12-month vesting period. This requisite service period is determined based on an analysis of all the terms and conditions of each grant. The Company uses the requisite service period that is most likely to occur including the likelihood that the restricted stock award will not be earned. The initial requisite service period may be adjusted for changes in the expected outcomes of the related service or performance conditions with such changes recognized as a cumulative catch-up adjustment.

Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience of pre-vesting award cancellations, we have assumed an annualized forfeiture rate for restricted stock awards of 5.8%. Under the true-up provisions of SFAS 123R, if the actual forfeiture rate is higher than estimated, a recovery of prior expense is recorded and if the actual forfeiture rate is lower than estimated an additional expense is recorded. The Company’s forfeiture rate change was immaterial in the year ended December 31, 2006 and no adjustment was recorded.

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

The following table summarizes the activity under the restricted stock plan:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	197,500	$9.72
Granted	127,003	15.32
Vested	(109,163)	8.30
Forfeited	(22,450)	14.36

Nonvested at December 31, 2006	192,890	$13.67

The total grant date fair value of restricted stock awards granted during the year ended December 31, 2006 and 2005 was $1.9 and $1.9 million, respectively. Awards vested during the year ended December 31, 2006 and 2005 was were 109,000 and zero, respectively. The total fair value of shares vested during 2006 was $906,000. As of December 31, 2006 there was $1.2 million of total unrecognized compensation cost related to nonvested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 0.64 years.

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

Share Reservations

The following table summarizes the reservation of authorized unissued shares for issuance upon exercise and conversion of outstanding instruments:

# of Shares
Stock options	2,073,655
Convertible debentures	1,315,790
Warrants	394,747
Restricted stock awards	192,890
Equity compensation plans not approved by shareholders	283,030

Total	4,260,112

Note 7—Goodwill and Other Intangibles

The Company has implemented SFAS No. 142, Goodwill and Other Intangible Assets, and began applying the rules on accounting for goodwill and other intangible assets effective January 1, 2002. The SFAS No. 142 goodwill impairment test is a two-step process. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of their goodwill. SFAS No. 142 requires goodwill to be tested annually at the same time every year or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected December 31 as its annual testing date. As a result of the Company’s annual assessment as of December 31, 2006 and 2005, using the market approach, no impairment was indicated.

The change in the carrying amount of goodwill from January 1, 2005 to December 31, 2006 is as follows (in thousands):

Balance at January 1, 2005	$21,101
Foreign currency translation adjustments	(2,552)

Balance at December 31, 2005	18,549
Foreign currency translation adjustments	1,237

Balance at December 31, 2006	$19,786

Acquired intangible assets subject to amortization at December 31, 2006, and 2005 were as follows (in thousands):

	Useful Life	Gross Carrying Value	Accumulated Amortization	Cumulative Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2006:
Developed core technology	10 years	$1,100	$(564)	$193	$729
Patents	13 years	988	(322)	—	666

		$2,088	$(886)	$193	$1,395

As of December 31, 2005:
Developed core technology	10 years	$1,100	$(434)	$133	$799
Patents	13 years	988	(246)	—	742

		$2,088	$(680)	$133	$1,541

Amortization expense for intangible assets was $206,000, $207,000 and $207,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated amortization for each of the next five years ended December 31 is as follows (in thousands):

Fiscal Years
2007	$205
2008	205
2009	205
2010	205
2011	205
Thereafter	516

$1,541

Actual amortization expense to be reported in future periods could differ from these estimates as a result of foreign currency translation adjustments, impairments and other factors.

Note 8—Income Taxes

The provision (benefit) for income taxes based on loss from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Federal:
Current	$—	$—	$—
Deferred	(5,827)	(2,938)	(3,837)

	(5,827)	(2,938)	(3,837)
State:
Current	—	—	—
Deferred	(1,372)	(555)	(581)

	(1,372)	(555)	(581)
Foreign:
Current	(52)	84	—
Deferred	260	(35)	712

	208	49	712
Valuation allowance	7,199	3,493	4,418

	$208	$49	$712

The provision (benefit) for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to loss from continuing operations before income taxes. The primary components of such difference are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Taxes at federal statutory rate	$(5,471)	$(2,110)	$(3,092)
State taxes, net of federal benefit	(895)	(474)	(523)
Effect of tax rate differential for foreign subsidiary	(99)	(547)	885
Adjustment of federal and state net operating losses	—	—	(794)
Impact of asset basis difference in acquisitions	—	—	43
Tax credits	(200)	(256)	(225)
Valuation allowance, including tax benefits of stock activity	6,309	3,493	4,418
Other items not reflected in consolidated statements of operations	564	(57)	—

Tax provision (benefit)	$208	$49	$712

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2006. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly. The Company has recorded a valuation allowance of $50.4 million as of December 31, 2006 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $7.2 million for the year ended December 31, 2006.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

As of December 31, 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $114.9 million and $69.6 million, respectively. The federal loss carryforward begins to expire in calendar year 2011, while the state loss carryforwards will begin to expire in 2010. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2006 and 2005 of $3.7 million and $2.7 million, respectively which begin to expire in 2014.

For the year ended December 31, 2006, the tax benefits associated with the exercise of non-qualified stock options, disqualifying dispositions of both Incentive Stock Options and stock acquired from the Company’s Employee Stock Purchase Plan in the approximate amount of $3.5 million did not reduce current income taxes payable and, accordingly, it is not included in the deferred tax asset relating to net operating loss (NOL) carryforwards, but it is included with the federal and California NOL carryforwards disclosed in this footnote. The tax benefits associated with stock options deductions from 1998 to 2006 in the approximate amount of $18.9 million were not recorded in Additional Paid-in Capital because their realization were not more likely than not to occur and, consequently a valuation allowance was recorded against the entire benefit.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary components of the Company’s deferred tax assets and liabilities within continuing operations are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Tax loss carryforwards	$41,800	$34,880
Debt conversion rights	1,820	2,310
Research and development and other tax credit carryforwards	6,334	6,156
Uniform capitalization, contract and inventory related reserves	1,203	1,511
Environmental and restructuring provisions		81
Accrued vacation	305	274
Allowance for doubtful accounts	16	11
Deferred compensation	118	155
Other	44	123

	51,640	45,501
Deferred tax liabilities:
Tax depreciation less than book depreciation	344	217
Convertible debt discount, embedded conversion option	(1,626)	(2,487)
Foreign net operating loss	174	—
Inventory deduction	(257)	(198)
Intangible assets	(146)	(166)
Pension assets	(2,494)	(1,032)
Other	(141)	(93)

	(4,146)	(3,759)

Net deferred tax assets before valuation allowance	47,494	41,742
Valuation allowance	(50,431)	(43,231)

Net deferred tax liabilities	$(2,937)	$(1,489)

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

The Defense Department’s auditing agency audited a contract entered into by our Microelectronics group as a subcontractor in 1995 and completed in 1999. The Company is contracted with a subcontractor, who received a letter after December 31, 2006 releasing them of any obligations from the primary contractor. We have received a verbal release from the subcontractor and have requested that they provide a letter releasing Maxwell from any obligations for the audit. Based on the information that we have received, we believe that the company no longer needs to carry a contingent liability. Therefore, the $464,000 liability was reversed in the fourth quarter of 2006.

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

Note 10—Leases

Rental expense amounted to $1.7 million, $1.5 million and $1.4 million in the years ended December 31, 2006, 2005 and 2004, respectively, and was incurred primarily for facility rental. The Company’s headquarter in San Diego, California facility leases expire in July 2007 we also occupy a 16,500-square-foot production annex in San Diego which that lease expires in November 2010 and our Rossens, Switzerland facility lease expires June 2009. Future annual minimum rental commitments as of December 31, 2005 are as follows (in thousands):

Fiscal Years
2007	$1,792
2008	1,893
2009	1,534
2010	737
2011	—

$5,956

Note 11—Pension and Other Postretirement Benefit Plans

Foreign Plans

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the Company’s fiscal year end. SFAS 158 is effective for the Company as of December 31, 2006.

The plan reported on our financial statement is regulated by the Swiss Government and is equally funded by the employees and the Company. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, participating employees are required to contribute an identical amount to the pension plan. The Company made pension contributions of $336,000, $282,000 and, $296,000 in 2006, 2005 and 2004, respectively. This plan has a measurement date of December 31.

The reported asset increased from $4.9 million for the year ended December 31, 2005 to $10.3 million the year ended December 31, 2006, $4.0 million of this increase is from the implementation of FASB 158. The Company does not have any rights to this asset, one half of the assets are contributed by the employees, and the plan is regulated by the Swiss Government. The asset is being reported on the Company balance sheet to comply with accounting pronouncements that require us to disclose the amount on our balance sheet.

The following table shows the incremental effect of applying SFAS 158 on individual line items in the Company’s December 31, 2006 Consolidated Balance Sheet (in thousand of dollars):

	Before Application of SFAS No. 158	Adjustment	After Application of SFAS No. 158
Prepaid Pension Asset	$6,390	$3,981	$10,371
Total Assets	87,688	3,981	91,669
Deferred income tax liabilities	1,757	1,180	2,937
Accumulated other comprehensive income	4,423	2,801	7,224

The following table reflects changes in pension benefits for the years ended December 31, 2006 and 2005:

	Pension Benefits
	Year ended December 31,
	2006	2005
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$11,629	$12,099
Service cost	214	198
Interest cost	308	343
Plan participant contributions	336	282
Benefits paid	(110)	(171)
Actuarial loss (gain)	543	794
Administrative expenses paid	(60)	(51)
Plan change	465	(104)
Special termination benefits/asset transfers in	108	—
Effect of foreign currency translation	968	(1,761)

Benefit obligation at end of year	14,401	11,629

Changes in plan assets:
Fair value of plan assets at beginning of year	21,070	19,101
Actual return on plan assets	1,482	4,561
Special termination benefits/asset transfers in	—	—
Company contributions	336	282
Plan participant contributions	336	282
Benefits paid	(110)	(171)
Administrative expenses paid	(60)	(51)
Effect of foreign currency translation	1,718	(2,934)

Fair value of plan assets at end of year	24,772	21,070

Funded status at end of year	10,371	9,441
Unrecognized prior service cost	—	(89)
Unrecognized net actuarial gain	—	(4,422)

Net amount recognized	$10,371	$4,930

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$5,972	$5,389
Foreign currency translation adjustment	418	—
Accumulated other comprehensive (loss) income	3,981	(459)

Net amount recognized	$10,371	$4,930

The components of net periodic benefit cost to the Company of the plan are as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Components of net periodic benefit cost:
Service cost	$214	$198	$216
Interest cost	308	343	426
Expected return on plan assets	(1,102)	(858)	(938)
Prior service cost amortization	(10)	(10)	—
Net (gain) amortization	(224)	(2)	(56)
Curtailments	—	—	—

Net periodic income	$(814)	$(329)	$(352)

	Pension Benefits
	Year ended December 31,
	2006	2005
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.00%	2.60%
Rate of compensation increase	2.00%	2.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.60%	3.25%
Expected long-term return on plan assets	5.00%	5.00%
Rate of compensation increase	2.00%	1.50%

	December 31,
	2006	2005
Percentage of the fair value of total plan assets held in each major category of plan assets:
Equity securities	27%	20%
Debt securities	20%	20%
Real estate	48%	54%
Other	5%	6%

Total	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2007	$894
2008	872
2009	914
2010	907
2011	935
Years 2012 through 2016	4,657

Total	$9,179

As noted in the table above, the accumulated benefit obligation was $14.4 million and $11.6 million as of December 31, 2006 and 2005, respectively.

The Company expects to contribute $437,000 to its foreign pension plan in fiscal 2007.

U.S. Plans

The Company has other post retirement benefit plans covering substantially all of its employees in the United States. Substantially all U.S. employees are eligible to elect coverage under contributory employee savings plans which provide for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company’s matching contributions under these plans totaled $172,000, $187,000 and $157,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 12—Discontinued Operations

In March 2001, the Company sold the assets of its defense contracting business in separate transactions with two buyers, for an aggregate sales price of approximately $20.7 million, the proceeds of which were recorded in 2001. The buyers assumed certain liabilities and ongoing contractual obligations of the business and hired most of the employees of the business. The Company retained certain leases and lease obligations expiring in 2006 and certain assets and liabilities of the business, including estimated amounts provided at closing for the expenses of the transaction and the net costs of winding up any remaining activities of the business. There were no net lease obligations for discontinued operations as of December 31, 2006, while in 2005 and 2004 the company increased the reserves for net lease obligations by $123,000 and $485,000 respectively.

In September 2002, the Company decided to suspend the operations of its majority owned PurePulse Technologies, Inc. subsidiary. PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals. The Company plans to preserve its intellectual property and certain other technology assets for a possible future sale of such assets. The carrying value of the assets at December 31, 2006 and 2005 was zero.

In December 2003, the Company’s Maxwell Technologies, SA subsidiary sold all fixed assets, substantially all inventory except work in process inventory, and all warranty and employee agreement obligations of its Metar Winding Equipment business segment, located in Matran, Switzerland to Metar SA, a new company, whose principal shareholder is a former CEO of Montena SA. The Company received $324,000 cash and recognized a loss on sale, net of tax, of $529,000. The new Metar company completed during January through June 2004 certain work in progress related to customer orders received by Maxwell Technologies, SA before the date of sale. The Company concluded its continuing involvement in the Winding Equipment business in the second quarter of 2004 with the shipment of the final Metar product order owned by the Company. In accordance with SFAS No. 144, the results of operations related to the Winding Equipment business which was recorded as continuing operations through the first quarter of 2004 have been reclassified as discontinued operations for fiscal 2004.

Operating results of the discontinued operations are shown separately, net of tax, in the accompanying consolidated statements of operations. The businesses included in discontinued operations had sales aggregating $1.1 million million in the year ended December 31, 2004. These amounts are not included in net sales in the accompanying consolidated statements of operations.

Net liabilities of discontinued operations have been separately classified in the accompanying consolidated balance sheets as of December 31, 2006 and 2005 in the amounts of $63,000 and $527,000, respectively, and were comprised of Defense contracting business of $63,000 as of December 31, 2006. As of December 31, 2005, the net liability balance was comprised of $204,000 for lease obligations, 255,000 for minority interest in PurePulse and $68,000 for Defense Contracting business.

Results for discontinued operations, by business unit, consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Discontinued operations, net of tax:
Income (loss) from operations:
Winding Equipment	$—	$—	$949
PurePulse Technologies and Government Systems	(195)	(40)	(216)

	$(195)	$(40)	$733

Note 13—Related Party Transactions

Montena SA, the former parent company of Montena and a significant shareholder of Maxwell Technologies, Inc., is the lessor for the Company’s headquarters in Rossens, Switzerland. During the years ended December 31, 2006, 2005 and 2004, the Company paid zero, $797,000 and $795,000, respectively, in rental fees to Montena SA. In January 2006, Montena SA sold the building to an unrelated third party and all payments for the Rossens property lease have been made to that unrelated party in 2006.

Maxwell Technologies, SA had a loan from Montena SA pension plan for 300,000 Swiss Francs, or approximately $265,000, that was repaid in 2004.

Note 14—Legal Proceedings

In October 2006, Maxwell filed a patent infringement lawsuit against Nesscap in the United States District Court for the Southern District of California alleging that Nesscap’s sales of its ultracapacitors in the United States violate Maxwell patent(s). Maxwell is seeking monetary damages and an injunction to stop Nesscap’s sales of infringing products. The company has capitalized the legal cost of this lawsuit as counsel believes a favorable outcome is probable. As of December 31, 2006 we have capitalized $418,000 of legal costs.

In December 2006 Nesscap filed a lawsuit against Maxwell in United States District Court for the District of Delaware in Wilmington Delaware claiming Maxwell has infringed on NessCap’s patented intellectual property. We consider this as a counter suit by Nesscap and it does not have merit.

We were named as a defendant in a suit filed on March 4, 2004 in the Superior Court of the State of California for the County of San Luis Obispo. This suit, Edmonds vs. I-Bus/Phoenix, Inc., was filed by the plaintiff on his behalf and allege damages concerning the repurchase of I-Bus/Phoenix, Inc. shares. On September 12, 2006 a California jury ruled in favor of the plaintiff for the amount of $231,000. The Company paid $435,000 to settle the lawsuit, the payment included interest on the judgment, the expense is included in discontinued operations.

Note 15—Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31		June 30		September 30		December 31
	(in thousands except per share data)
Year ended December 31, 2006:
Total revenue	$11,971		$12,763	(B)	$14,011	(B)	$15,140	(B)
Gross profit	3,512		2,361		2,740		3,686
Income (Loss) from continuing operations	(7,526	)(A)	(4,579	)(C)	(4,995	)(D)	800	(E)
Discontinued operations, net of tax	75		258		(361)		(167)
Net loss	$(7,451)		$(4,321)		$(5,356)		$633

Basic and diluted net loss per share:
Loss from continuing operations	$(0.45)		$(0.27)		$(0.29)		$0.04
Discontinued operations, net of tax	—		0.02		(0.02)		(0.01)

Net loss per share	$(0.45)		$(0.25)		$(0.31)		$0.03

Year ended December 31, 2005:
Total revenue	$9,785		$11,019		$12,024		$12,609
Gross profit	2,789	(F)	3,187	(G)	3,468	(F)	4,590
Loss from continuing operations	(2,203)		(1,688)		(1,228)		(1,135	)(H)
Discontinued operations, net of tax	37		15		(107	)(I)	15
Net loss	$(2,166)		$(1,673)		$(1,335)		$(1,120)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.14)		$(0.11)		$(0.07)		$(0.07)
Discontinued operations, net of tax	—		—		(0.01)		0.01

Net loss per share	$(0.14)		$(0.11)		$(0.08)		$(0.06)

(A)	Includes a loss on embedded derivatives of $3.5 million, a non cash expense for stock options of $936,000 and an amortization of debt discount of $904,000.
(B)	Includes license fee of $615,00, $494,000 and 338,000 for the second, third and fourth quarter respectively.
(C)	Includes a gain on embedded derivatives of $400,000, a non cash expense for stock options of $693,000 and an amortization of debt discount of $904,000.
(D)	Includes a gain on embedded derivatives of $50,000, a non cash expense for stock options of $710,000 and an amortization of debt discount of $904,000
(E)	Includes a gain on embedded derivatives of $5.0 million, a non cash expense for stock options of $368,000, an amortization of debt discount of $904,000 and reversal of $464,000 contingency accrual
(F)	Includes charges of $572,000, and $46,000 in the first and third quarters of 2005, respectively, for customer orders which were priced below the Company’s production cost.
(G)	Includes credits of $260,000 for use of reserves from customer orders priced below cost in 2004 and $161,000 for use of reserves for excess and obsolete inventory.
(H)	Includes a credit of $800,000 for the gain on embedded derivative liabilities.
(I)	Includes charge of $123,000 for lease obligations related to vacant facilities of discontinued operations.

Note 16—Subsequent Events

The Defense Department’s auditing agency audited a contract entered into by our Microelectronics group as a subcontractor in 1995 and completed in 1999. The Company is contracted with a subcontractor, who received a letter after December 31, 2006 releasing them of any obligations from the primary contractor. We have received a verbal release from the subcontractor and have requested that they provide a letter releasing Maxwell from any obligations for the audit. Based on the information that we have received, we believe that the company no longer needs to carry a contingent liability. Therefore, the $464,000 liability was reversed in the fiscal year ending 2006.

Schedule II

Valuation and Qualifying Accounts (in thousands)

	Balance at the Beginning of the Year	Charged to Expense	Acquisitions/ Transfers and Other	Write-offs Net of Recoveries	Balance at the End of the Year
Allowance for Doubtful Accounts:
December 31, 2004	179	212	5	(3)	393
December 31, 2005	393	(96)	(6)	(235)	56
December 31, 2006	56	113	6	(41)	134
Inventory Reserve:
December 31, 2004	3,154	3,190	32	(2,349)	4,027
December 31, 2005	4,027	1,015	(62)	(1,678)	3,302
December 31, 2006	3,302	1,258	38	(1,813)	2,785
Deferred Tax Asset Valuation Allowance:
December 31, 2004	34,998	—	4,417	—	39,415
December 31, 2005	39,415	—	3,816	—	43,231
December 31, 2006	43,231	—	7,200	—	50,431

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, due to a material weakness in the accounting for income taxes related to our Swiss subsidiary discussed in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

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

Based on its evaluation, management identified a material weakness in the operation of the Company’s internal controls limited to the accounting for income taxes related to our Swiss subsidiary as of December 31, 2006. A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Over the past few years the Company has outsourced preparation of the calculation of its tax provisions, including tax calculations related to its foreign operations, and its tax compliance to an external tax service provider.

There was one primary tax issue related to our Swiss pension plan that led management to conclude that a material weakness existed. Specifically, the Company did not record an income tax liability associated with an adjustment made as a result of the implementation of FAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans in the current year’s comprehensive income when, in fact, an income tax liability should have been recorded.

Management has concluded that the principal factors contributing to the material weakness in accounting for income taxes related to our Swiss subsidiary were (a) inadequate consideration of the provisions of FAS No. 109 Accounting for Income Taxes by our external tax service provider resulting in an error in the accounting for income taxes and (b) insufficient or ineffective review practices by our internal personnel. This material weakness resulted in an accounting error which was corrected prior to the issuance of the consolidated financial statements for the year ended December 31, 2006. Management has not identified any other material weaknesses in its internal control over financial reporting.

Because of the material weakness described above, management concluded that, as of December 31, 2006, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by COSO. McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements has also audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. The attestation report of McGladrey & Pullen, LLP follows this report.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

The Company has developed the following plan to remediate the material weakness identified above.

•

Hire additional personnel trained and experienced in United States and foreign income tax accounting. Management recognizes that appropriate tax accounting expertise is important for the Company to maintain effective internal controls on an ongoing basis;

•	Evaluate and, if necessary, supplement the resources provided by our external tax service provider;

•

Engage an additional outside tax advisor who will either (a) replace the external tax service provider, should our evaluation of resources provided by our additional outside tax advisor conclude that appropriate resources are not available or (b) engage an additional resource in the preparation and review of the work prepared by our current service provider. These multiple levels of review will ensure that complex tax issues are identified and the related analyses, judgments and estimates are appropriately documented, reviewed and applied on a timely basis;

•	Accelerate the timing of certain tax review activities during the financial statement closing process.

We anticipate the actions described above and the resulting improvements in controls will strengthen our internal control over financial reporting relating to accounting for income taxes, and will, over time, address the related material weakness that we identified as of December 31, 2006. However, because these remedial actions relate to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, we cannot yet be certain that these remediation efforts will sufficiently cure our identified material weakness. Additionally, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

Changes in Internal Control Over Financial Reporting

Subsequent to the evaluation and through the date of this filing of Form 10-K for fiscal year 2006, other than the material weakness noted above, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Maxwell Technologies, Inc.

San Diego, California

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Maxwell Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness in the accounting for income taxes of the Company’s foreign subsidiary, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Maxwell Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2006, the Company did not maintain adequate review of the accounting for income taxes of the Company’s foreign subsidiary. The material weakness resulted in an adjustment to the Company’s 2006 financial statements with respect to the deferred income tax liability, accumulated other comprehensive income and other comprehensive income. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 15, 2007 on those financial statements.

In our opinion, management’s assessment that Maxwell Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Maxwell Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows of Maxwell Technologies, Inc. and our report dated March 15, 2007 expressed an unqualified opinion.

/s/    MCGLADREY & PULLEN, LLP

San Diego, California

March 15, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1. Financial Statements. The consolidated financial statements required by this item are submitted in a separate section beginning on page      of this Annual Report on Form 10-K.

2. Financial Statement Schedules. The financial statement schedule entitled “Valuation and Qualifying Accounts” required by this item is submitted in a separate section beginning on page      of this Annual Report on Form 10-K.

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

10.35	Separation Agreement and General Release of Claims effective as of November 10, 2004 between Registrant and Tesfaye Hailemichael. (18)

10.36	Employment Agreement dated November 10, 2004 between Registrant and David H. Russian. (18)

10.37	Firm-Fixed-Price Subcontract Purchase Order dated February 14, 2005 between Registrant and Northrop Grumman Space and Mission Systems Corp. (18)

10.38	Purchase Order dated March 9, 2005 between Registrant and United States Advanced Battery Consortium. (18)

10.39	Stock Purchase Agreement dated July 12, 2005 between the Company and Royce & Associates, LLC. (19)

10.40	Stock Purchase Agreement dated July 12, 2005 between the Company and Surveillance & Gestion Financiere S.A. (19)

10.41	Stock Purchase Agreement dated July 14, 2005 between the Company and The DJG Small Cap Fund. (19)

10.42	Separation Agreement dated August 18, 2005 between Registrant and David H. Russian. (20)

10.43	Employment Agreement dated August 19, 2005 between Registrant and Tim Hart. (20)

10.44	Securities Purchase Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (21)

10.45	Registration Rights Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (21)

10.46	Separation Agreement and General Release of All Claims effective as of December 29, 2005 between Registrant and Richard Smith. (22)

10.47	Employment Agreement dated December 22, 2001 between Registrant and Alain R. Riedo. (23)

21.1	List of subsidiaries of Registrant. (18)

23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2004.

(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC file no. 000-10964).
(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC file no. 001-15477).
(4)	Incorporated herein by reference to Registrant’s Transition Report on Form 10-K for the transition period from August 1, 1999 to December 31, 1999 (SEC file no. 001-15477).
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2002.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2002.
(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2002.
(8)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC file no. 000-10964).
(9)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (SEC file no. 000-10964).
(10)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1996 (SEC file no. 000-10964).
(11)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
(12)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(13)	Incorporated herein by reference to Registrant’s Form 8-A filed November 18, 1999 (SEC file no. 001-15477).
(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).
(15)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(16)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(17)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC file no. 000-10964).
(18)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2004.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2005.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2005.
(22)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
(23)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2006.

(b) See the exhibits required by this item under Item 15(a)(3) above.

(c) See the financial statement schedule required by this item under Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2007.

MAXWELL TECHNOLOGIES, INC.

By:	/s/ RICHARD D. BALANSON
Richard D. Balanson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. BALANSON Richard D. Balanson	President, Chief Executive Officer and Director	March 16, 2007

/s/ TIM T. HART Tim T. Hart	Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ MARK ROSSI Mark Rossi	Director	March 16, 2007

/s/ JEAN LAVIGNE Jean Lavigne	Director	March 16, 2007

/s/ ROBERT L. GUYETT Robert L. Guyett	Director	March 16, 2007

/s/ JOSÉ CORTES José Cortes	Director	March 16, 2007

/s/ THOMAS RINGER Thomas Ringer	Director	March 16, 2007

/s/ EDWARD CAUDILL Edward Caudill	Director	March16, 2007

/s/ BURKHARD GOESCHEL Burkhard Goeschel	Director	March 16, 2007