Form 10-Q
period 2007-03-31
MAXWELL TECHNOLOGIES INC
filed 2007-05-07
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of May 3, 2007 was 17,394,586 shares.

TABLE OF C ONTENTS

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2007

PART I—Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The following condensed balance sheet as of December 31, 2006, which has been derived from audited financial statements does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Actual results could differ from those estimates and operating results for the three months ended March 31, 2007 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2007.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31,2007	December 31,2006
Assets
Current assets:
Cash and cash equivalents	$1,453	$8,159
Investments in marketable securities	695	3,228
Trade and other accounts receivable, net	10,656	9,749
Inventories, net	17,172	14,894
Prepaid expenses and other current assets	1,950	1,596

Total current assets	31,926	37,626
Property and equipment, net	14,331	13,621
Other intangible assets, net	1,343	1,395
Goodwill	19,814	19,786
Prepaid pension asset	10,531	10,371
Restricted cash	8,000	8,000
Other non-current assets	755	870

	$86,700	$91,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,963	$9,383
Accrued warranty	752	795
Accrued employee compensation	2,430	2,543
Short-term borrowings and current portion of long-term debt	8,467	5,688
Deferred tax liability	392	392
Net liabilities of discontinued operations	65	63

Total current liabilities	20,069	18,864
Deferred tax liability	2,156	2,545
Convertible debentures and long-term debt, excluding current portion	19,687	22,527
Stock warrants	1,464	1,850
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 17,395 and 17,261 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,727	1,726
Additional paid-in capital	142,510	141,294
Accumulated deficit	(108,403)	(104,361)
Accumulated other comprehensive income	7,490	7,224

Total stockholders’ equity	43,324	45,883

	$86,700	$91,669

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Products	$12,284	$11,971
License fees	272	—

Total Revenue	12,556	11,971
Cost of Sales	9,143	8,459

Gross profit	3,413	3,512
Operating expenses:
Selling, general and administrative	5,055	4,263
Research and development	2,817	2,206
Amortization of other intangibles	19	19
Loss (gain) on disposal of equipment	41	(66)

Total operating expenses	7,932	6,422

Loss from operations	(4,519)	(2,910)
Interest (expense), net	(319)	(6)
Amortization of debt discount and prepaid costs	(904)	(904)
Gain (loss) on embedded derivatives and warrants	1,499	(3,500)
Other income (expense), net	96	(31)

Loss from continuing operations before income taxes	(4,147)	(7,351)
Income tax (benefit) provision	(99)	175

Loss from continuing operations	(4,048)	(7,526)
Income from discontinued operations, net of tax	—	75

Net loss	$(4,048)	$(7,451)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.24)	$(0.45)
Income from discontinued operations, net of tax	—	—

Net loss per share	$(0.24)	$(0.45)

Shares used in computing basic and diluted net loss per share	17,086	16,651

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Loss from continuing operations	$(4,048)	$(7,526)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	981	888
Amortization	52	50
Amortization of debt discount and prepaid fees	904	904
Loss (gain) on embedded derivative liabilities and warrants	(1,499)	3,500
Pension Benefit	64	(194)
Stock based compensation	1,177	936
(Gain) loss on sale of equipment	41	(66)
Provision for losses on accounts receivable	3	73
Net cash used in discontinued operations	—	(89)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(885)	(937)
Inventories	(2,264)	(1,124)
Prepaid expenses and other assets	(349)	(386)
Deferred income taxes	(388)	—
Accounts payable and accrued liabilities	(1,460)	75
Accrued employee compensation	(114)	(104)

Net cash used in operating activities	(7,785)	(4,000)

Investing activities:
Purchases of equipment	(1,723)	(1,889)
Proceeds from sale of equipment	11	66
Redemptions of marketable securities	2,533	—
Purchases of marketable securities	—	(7,031)

Net cash provided (used) in investing activities	821	(8,854)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(842)	(1,523)
Proceeds from long-term and short-term borrowings	1,092	1,523
Retirement of Shares	(165)	—
Proceeds from issuance of Company stock	225	3,140

Net cash provided by financing activities	310	3,140

Decrease in cash and cash equivalents from continuing operations	(6,654)	(9,714)
Effect of exchange rate changes on cash and cash equivalents	(52)	(26)

Decrease in cash and cash equivalents	(6,706)	(9,740)
Cash and cash equivalents, beginning of period	8,159	25,760

Cash and cash equivalents, end of period	$1,453	$16,020

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

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Maxwell Technologies, Inc. is a Delaware corporation and is headquartered in San Diego, California. Originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.” in 1996, the Company changed its name to Maxwell Technologies, Inc.

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

The preparation of financial statements in conformity with U.S.—GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets and the incurrence of losses on warranty costs, the fair value of warrants and embedded conversion options related to convertible debentures. The markets for most of the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of these issues noted and other factors, actual results could differ from the estimates used by management.

The Company’s fiscal quarters end on the last day of the calendar month in March, June, September, and December.

Cash and Cash Equivalents, Investments in Marketable Securities

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, bank certificates of deposit; commercial paper and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized no net realized gains in the three months ended March 31, 2007 or for the year ended December 31, 2006. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at March 31, 2007 and December 31, 2006 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
As of March 31, 2007:
Corporate Debt Securities Maturing within 1 year	$694	$1	$695

Total	$694	$1	$695

Current	$694	$1	$695
As of December 31, 2006:
Bank Certificates of Deposit, Maturing within 1 year	$550	$—	$550
Commercial Paper, Maturing within 1 year	995	—	995
Corporate Debt Securities Maturing within 1 year	1,682	1	1,683

Total	$3,227	$1	$3,228

Current	$3,227	$1	$3,228

Revenue Recognition

We derive our revenue from the sale of manufactured products directly to customers. For certain long-term contracts revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitors design. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities, or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. This method has been consistently applied from period to period and there is no right of return. Revenue on fixed price government contracts is recognized at the time costs are incurred and is calculated on a percentage of completion basis, in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs. The Company recognizes revenue that relates to specific deliverables, in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This revenue involves a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract, obligates the manufacturer to source ultracapacitor electrode material from Maxwell, the agreement has no general right of return and allows for no refunds.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Numerator
Basic:
Loss from continuing operations	$(4,048)	$(7,526)
Income from discontinued operations, net of tax	—	75

Net loss	$(4,048)	$(7,451)

Denominator
Basic:
Weighted average shares outstanding	17,086	16,651
Diluted:
Effect of dilutive securities:
Common stock options	—	—

Total weighted average common and potential common shares outstanding	17,086	16,651

Basic and diluted net loss per share:
Loss from continuing operations	$(0.24)	$(0.45)
Income from discontinued operations, net of tax	—	—

Basic and diluted net loss per share	$(0.24)	$(0.45)

For the three months ended March 31, 2007 and 2006, incremental equivalent shares under common stock options of 854,160 and 1,075,601, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. Shares issuable on conversion of convertible debentures of 1,315,790 have also been excluded in the computation of diluted earnings per share as their impact would have been anti-dilutive.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of “Statement of Financial Accounting Standards No. 109”, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

The Company adopted Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.

At the adoption date of January 1, 2007, the Company had $3.17 million of unrecognized tax benefits. Of the total unrecognized tax benefits at the adoption date, the entire amount of $3.17 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $3.17 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact our effective tax rate.

The Company does not anticipate that the amount of unrecognized tax benefits as of March 31, 2007 will significantly increase within 12 months.

The Company recognizes interest and penalties as a component of income tax expense.

The Company is subject to taxation in the United States, various states and Switzerland. The tax years 2000 to 2006 are subject to examination by the major taxing jurisdictions in which the Company is subject to.

Pending Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No 115 (“SFAS 159”)which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

Note 3 – Balance Sheet Details

Inventories

Inventories are accounted for at the lower of cost or market on the first-in, first-out basis and consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Inventories:
Raw material and purchased parts	$12,080	$10,452
Work-in-process	2,676	3,518
Finished goods	5,109	3,709
Inventory reserve	(2,693)	(2,785)

	$17,172	$14,894

Other Intangible Assets

Other Intangible Assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of March 31, 2007:
Developed core technology	$1,100	$(597)	$193	$696
Patents	988	(341)	—	647

Total Intangible Assets	$2,088	$(938)	$193	$1,343

Goodwill

The change in the carrying amount of goodwill from December 31, 2006 to March 31, 2007 is as follows (in thousands):

Balance at December 31, 2006	$19,786
Foreign currency translation adjustments	28

Balance at March 31, 2007	$19,814

Warranty Reserve

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty expenses. The estimated warranty liability is calculated based on historical warranty expenses plus any known or expected warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the quarter ended March 31, 2007 and year ended December 31, 2006, respectively (in thousands):

	March 31, 2007	December 31, 2006
Accrued Warranty:
Beginning balance	$795	$632
New product warranties	21	1,352
Settlement of warranties	(65)	(1,223)
Other changes/adjustments to warranties	1	34

Ending balance	$752	$795

Note 4 – Stock-Based Compensation

The Company has two active share-based compensation plans as of March 31, 2007; the 2004 Employee Stock Purchase Plan (the “ESPP”) and the 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”) under which incentive stock options, non-qualified stock options and restricted stock awards are granted. The information for ESPP and the Omnibus Equity Incentive Plan is presented in the modified prospective method election since adopting SFAS 123R.

Employee Stock Options and Employee Stock Purchase Plan

The fair value of the ESPP shares to be granted during the offering period beginning January 1, 2007 and 2006 was calculated for a 15% discount on the stock price; and by using the Black-Scholes valuation model for a call and put option attributes of our ESPP, which resulted in a total value of $4.16 and $3.93 per share for the offering period beginning January 1, 2007 and 2006. Total compensation expense recognized for the ESPP for the three months ended March 31, 2007 and 2006 was $40,000 and $15,000 respectively.

Employee Stock Options Plan

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Expected dividends	—	—
Expected volatility	52.26%	62.25%
Expected forfeiture	18.1%	7.0%
Average risk-free interest rate	4.74%	4.42%
Expected life (in years)	4.57	6.15

The weighted-average grant date fair value of employee options granted during the three months ended March 31, 2007 and 2006 was $5.35 and $8.60 per share respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $50,000 and $2.5 million, respectively.

As of March 31, 2007 there was $2.6 million of total unrecognized compensation cost related to nonvested stock options granted under the incentive plan. The cost is expected to be recognized over a weighted average period of 2.5 years. Compensation cost for employee options recognized in the three months ended March 31, 2007 was $259,000.

Restricted Stock Awards

For the three months ended March 31, 2007 and 2006 the Company recognized $856,000 and $578,000, respectively, of compensation expense for restricted stock awards. Under SFAS 123R the company determines the fair value at grant date and expenses that amount over the requisite service period. As prescribed under SFAS 123R the Company has reassessed each restricted stock award that was active and not earned as of March 31, 2007 and determined appropriate share-based expense treatment under SFAS 123R. The following table summarizes the activity under the restricted stock awards (in thousands, except for per share amounts):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	193	$13.67
Granted	148	11.26
Vested	(45)	12.90
Forfeited	—	—
Nonvested at March 31, 2007	296	$12.58

The total grant-date fair value of restricted stock awards granted during the three months ended March 31, 2007 and 2006 was $1.7 million and $1.1 million, respectively. There were 45,053 and zero awards vested during the three months ended March 31, 2007 and 2006 with a grant date fair value of $581,000 and zero respectively. As of March 31, 2007 there was $2.1 million of total unrecognized compensation cost related to nonvested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 0.5 years.

Compensation cost for restricted stock awards, employee stock options, ESPP and non-employee stock compensation included in Cost of sales; Selling, general and administrative; and Research and development is (in thousands):

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Stock-Based Compensation Costs:
Cost of sales	$65	$57
Selling, general and administrative	1,065	786
Research and development	47	93

Total Stock-Based Compensation Costs	$1,177	$936

Note 5 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(4,048)	$(7,451)
Foreign currency translation adjustments	42	189
SFAS 158 adjustment	224	—
Unrealized (loss) gain on securities	—	1

Comprehensive loss	$(3,782)	$(7,261)

Note 6 – Legal Proceedings

In October 2006, Maxwell filed a patent infringement lawsuit against Nesscap in the United States District Court for the Southern District of California seeking monetary damages and an injunction to stop Nesscap’s sales of infringing products. In April 2007 a U.S. district judge granted a preliminary injunction to prohibit Nesscap’s sale of certain infringing ultracapacitor products in the United States. After an injunction bond is posted by Maxwell the injunction will prohibit Nesscap from making, using, selling or offering to sell its prismatic ultracapacitors in the United States while the litigation is pending.

In December 2006 Nesscap filed a lawsuit against Maxwell in United States District Court in the District of Delaware claiming Maxwell has infringed Nesscap’s patented intellectual property. In April this lawsuit was moved to the same district court in San Diego where Maxwell filed its action in October 2006.

The company has capitalized legal expenses associated with this lawsuit as counsel believes a favorable outcome is probable. As of March 31, 2007 we have capitalized $547,000 of legal costs.

Note 7 – Convertible Debentures

The Compnay issued a $25 million convertible debenture in 2005 and is accounting for the conversion option in the Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The discount attributable to the issuance date aggregate fair value of the conversion options, warrants and issuance costs totaling $9.2 million, is being amortized using the effective interest method over the term of the Debentures. For the three months ended March 31, 2007, $904,000 of the discount and prepaid fees was amortized and included in the condensed consolidated statement of operations.

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at December 31, 2006 and their fair value on March 31, 2007 using the Black-Scholes pricing model. The holder’s and Maxwell’s conversion rights and the warrants were adjusted to their respective fair market values at March 31, 2007. The net fair value of the holder’s and Maxwell’s conversion rights at March 31, 2007 was $3.5 million which is included in “Convertible debentures and long-term debt” on the balance sheet. The effect of the fair market value adjustment was a $1.5 million gain, which is recorded as “Gain (loss) on embedded derivatives and warrants.”

The warrants issued in connection with the issuance of the Debentures had an exercise price of $19.00 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the then current exercise price. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of March 31, 2007.

Note 8 – Defined Benefit Plan

We have a retirement plan for our Swiss subsidiary that is classified as a defined benefit pension plan. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. There is no offset provision based on the obligation level of the fund. In addition, the employee is required to contribute an identical amount to the pension plan. This plan has a measurement date of December 31. We adopted the provisions of SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) as of December 31, 2006.

Components of the net periodic benefit cost were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$76	$52
Interest cost	104	76
Expected return on plan assets	(306)	(267)
Prior service cost amortization	8
Net loss/(gain) amortization	(42)	(55)

Net periodic benefit	$(160)	$(194)

Total employer contributions paid during the three months ended March 31, 2007 and 2006 were $103,000 and $78,000, respectively. Additional employer contributions of approximately $334,000 are expected to be paid during the remainder of fiscal 2007.

Note 9 – Contingencies

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

In March 2006, a customer sent us a demand letter requesting payment of $535,000 for a tester product initially sold in 2002. We have concluded this matter by negotiating a settlement with the customer by agreeing to refund $300,000 of the purchase price, this amount was accrued in the three months ended March 31, 2007.

In April 2007, the Company was required to post a $700,000 bond before a court injunction of the patent infringement lawsuit against Nesscap was implemented. We purchased an injunction bond issued by a third party and we do not expect the bond to be called as we will comply with the underlying performance requirements.

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

For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A of this document or as disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 . We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan. Subsequently, we provide a summary of some of the highlights from the quarter ended March 31, 2007, followed by a discussion of the different aspects of our business. We then proceed, on page 14, to discuss our results of operations for the quarter ended March 31, 2007 compared with the quarter ended March 31, 2006. Thereafter, beginning on page 15, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” Beginning on page 16, we discuss our critical accounting policies, the impact of inflation on our business and pending accounting pronouncements.

Overview

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.” In 1996, we changed our name to Maxwell Technologies, Inc. We are headquartered in San Diego, California. We develop, manufacture and market energy storage and power delivery components and systems. Our products are designed and manufactured to provide failure-free, very low maintenance, performance over the life of the applications into which they are integrated. We believe that by satisfying the stringent requirements of such high-reliability, high-value applications, our products will be able to command much higher profit margins than commodity products. We operate as a single operating segment, High Reliability, which is comprised of three product lines:

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

Highlights of the Quarter Ended March 31, 2007

We reported revenue of $12.6 million and a net loss for the three months ended March 31, 2007 of approximately $4.0 million, or $0.24 per diluted share, versus revenue of $12.0 million and a net loss of $7.5 million, or $0.45 per diluted share, for the three months ended March 31, 2006.

During the three months ended March 31, 2007, we continued to focus on developing strategic alliances, introducing new products, increasing production capacity, reducing product costs, and increasing revenue. Some of these efforts are described below:

•

In January, Maxwell announced that it received a purchase order for 100,000 square meters of its proprietary ultracapacitor electrode material from Shanghai Sanjiu Electric Equipment Company, Ltd., (Sanjiu) which is preparing to introduce a line of ultracapacitor products based on Maxwell’s cell architecture and high-performance electrode for the Chinese transportation, electric utility and industrial markets.

•

In February, we announced that Professor Burkhard Goeschel, who retired in November 2006 as a member of the six-person Management Board of BMW Group, with overall responsibility for research, development and purchasing, has been appointed to Maxwell’s board of directors.

•

In March, we announced the introduction of a rugged 390-volt BOOSTCAP® ultracapacitor module to provide scalable, easy-to-integrate, energy storage and power delivery solutions for heavy hybrid and electric vehicles and heavy duty industrial applications requiring up to 1,170 volts.

•	In April, we announced the opening of a sales office in Shanghai, China, to market BOOSTCAP® ultracapacitor products, service customers and support distribution channel partners throughout Asia.

•

In April, we announced that a U.S. district judge granted a preliminary injunction to prohibit Nesscap’s sale of certain infringing ultracapacitor products in the United States. Maxwell Technologies has a patent infringement lawsuit against Nesscap alleging that Nesscap products infringe two of Maxwell’s U.S. patents. The injunction will bar Nesscap’s making, using, selling or offering to sell its prismatic ultracapacitors in the United States while the litigation is pending. Nesscap has also filed a patent infringement action against Maxwell in the United States District Court in the District of Delaware. Nesscap’s suit was moved to the same district court in San Diego where Maxwell filed its initial action.

Results of Operations and Financial Condition —Quarter Ended March 31, 2007 Compared with Quarter Ended March 31, 2006

Total Revenue

Total revenue for the three months ended March 31, 2007 was approximately $12.6 million versus $12.0 million for the three months ended March 31, 2006. Microelectronics and BOOSTCAP® product line experienced slightly higher revenue levels in 2007 compared with the same period in 2006. Microelectronics revenue increased even considering the negative impact from delayed funding in a government contract while our BOOSTCAP® revenue increased due, in part from licensing revenue. The High Voltage product line revenue remained relatively flat. We expect stronger demand in the second quarter of 2007 compared to the fist quarter of 2007 in all product lines along with continued licensing fee revenue in the second quarter of 2007.

Gross Profit

For the three months ended March 31, 2007 and 2006, gross profit was approximately $3.4 million and $3.5 million which represented 27% and 29% of revenue, respectively. The reduction in gross profit this quarter is primarily attributed to the absence of contract revenue from the USABC and NPOESS contracts as compared to the three months ended March 2006.

We continue to produce quality products, improve production efficiency, and reduce product costs while simultaneously ramping up production capacity to meet anticipated future demand. The gross profit is to some extent impacted by under-absorbed overhead costs for forecasted demand that is beyond actual order volume. Once the anticipated efficiencies are fully implemented and the anticipated demand comes in-line with our expectations, gross profit contribution percentages should increase.

Additionally, included in cost of sales for the three months ended March 31, 2007 and 2006 is $65,000 and $57,000 of stock compensation expense related to our adoption of SFAS 123R.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were approximately $5.1 million for the three months ended March 31, 2007, compared with $4.3 million for the three months ended March 31, 2006. As a percentage of revenues, SG&A expenses was 40% for the three months ended March 31, 2007 compared to 36% for the three months ended March 31, 2006. The approximate $700,000 increase from the prior quarter includes an approximate $300,000 increase in the stock compensation expense for restricted stock, ESPP and stock option awards recognized in 2007.

Research & Development (R&D) Expense

Research and development (R&D) expenses were approximately $2.8 million for the three months ended March 31, 2007 compared with approximately $2.2 million for the same period in 2006. As a percentage of revenues, R&D expense was 22% and 18% for the three months ended March 31, 2007 and 2006. R&D spending continues to be focused on BOOSTCAP® product development and Microelectronics single board computer product development.

Provision For Income Taxes

We recorded an income tax benefit of $99,000 for the three months ended March 31, 2007 compared with a provision for income tax of $175,000 for the three months ended March 31, 2006. The tax provisions are the result of our Swiss subsidiary generating profitable results.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Liquidity and Capital Resources

Changes in Cash Flow

During the three months ended March 31, 2007, we used $7.8 million of cash in operating activities, as compared with $4.0 million of cash used in operating activities during the same period in 2006. The activity in the first three months of 2007 included an increase in inventories of $2.3 million and reduction of Accounts Payable of $1.5 million, these items and the operating loss account for the majority of cash usage.

Investments in marketable securities decreased to $695,000 at March 31, 2007 from approximately $3.2 million at December 31, 2006 and these funds were used in the company’s operations. Purchases of property, plant and equipment for $1.7 million during the first quarter of 2007 were related to increasing factory capacity for BOOSTCAP® product. We expect to spend approximately $4.5 million in 2007 for capital expenditures.

Proceeds from the issuance of stock of $225,000 during the first quarter of 2007 were a result of stock options exercises and shares purchased under the ESPP. Future stock option exercise activity cannot be predicted with any certainty.

Liquidity

As of March 31, 2007, we had approximately $10.1 million in cash, cash equivalents, restricted cash and short-term investments. We have a line of credit for 2 million Swiss Francs (approximately $1.6 million) from a Swiss bank for working capital in Switzerland. The line was fully used as of March 31, 2007. We also have a 1.2 million Swiss Francs (approximately $944,000) term loan from a Swiss bank for capital equipment purchases. Approximately $567,000 of that facility was outstanding as of March 31, 2007. We have a 1 million Swiss Francs (approximately $821,000) line of credit with another Swiss bank for working capital; approximately $780,000 of the line was utilized as of March 31, 2007. We entered into a lease agreement in May 2006 for the acquisition of manufacturing equipment up to a maximum of 1.5 million Swiss Francs (approximately $1.2 million). The lease term is 48 months and $933,000 of the credit agreement had been used to purchase equipment under this agreement as of March 31, 2007. In December 2006 we secured a $1.0 million loan from a U.S. bank for capital equipment purchases, subject to a three-year repayment period and as of March 31, 2007 $921,000 was outstanding.

We raised approximately $5.4 million, net of issuance expenses, from a private placement of common stock in July 2005. We raised approximately $23.7 million, net of issuance expenses, from the sale of convertible debentures in December 2005. Warrants issued as part of the convertible debt placement would provide an additional $7.5 million of cash if fully exercised.

In November 2006, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125,000,000 of the Company common stock, warrants or debt securities. Should additional funds be required , we have several options for raising capital that include negotiations to eliminate the current restriction on $8 million of cash or a bridge financing, divesting of non-strategic assets, and/or a private placement or public offering of marketable securities to provide additional liquidity. We believe our current cash and investment balances and the various options we have to raise additional capital will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months.

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

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at December 31, 2006 and their fair value on March 31, 2007 using a Black-Scholes calculation. The fair value of the holder’s and Maxwell’s conversion rights at March 31, 2007 were $3.5 million, which is included in “Convertible debentures and long-term debt” on the balance sheet. The effect of the fair market value adjustment was a $1.5 million gain, which is recorded as “Gain (loss) on embedded derivative liabilities and warrants.”

The warrants issued in connection with the issuance of the Debentures had an exercise price of $19.00 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the then current exercise price. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of March 31, 2007.

As long as Debentures are outstanding, the Company is required to maintain a cash balance in excess of $8.0 million. This amount is classified as restricted cash at March 31, 2007 and December 31, 2006.

Short-term borrowings

Maxwell SA, our European subsidiary, has a 2.0 million Swiss Francs (approximately $1.6 million as of March 31, 2007) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 3.95% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of March 31, 2007 and 2006, the full amount of the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $821,000 as of March 31, 2007) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 3.4%. Borrowings under the credit agreement are unsecured and as of March 31, 2007, $780,000 was drawn on the overdraft credit line. The agreement requires our Swiss subsidiary to maintain a minimum equity amount of 5.0 million Swiss Francs, we were in compliance with this covenant as of March 31, 2007.

Long-term borrowings

Maxwell, SA has a term loan with a maximum draw of 1.2 million Swiss Francs, (approximately $944,000 as of March 31, 2007), for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of March 31, 2007 approximately $567,000 was outstanding. The weighted average interest rate on the funds borrowed at March 31, 2007 was 4.1%.

Maxwell, SA has a lease agreement for the acquisition of manufacturing equipment up to an amount of 1.5 million Swiss Francs (approximately $1.2 million as of March 31, 2007). Under this lease agreement borrowings are for a minimum purchase of 250,000 Swiss Francs and the lease is secured by the equipment being purchased. The leasing fee is 2.22% of the acquisition price plus VAT and a residual value of .5% of the acquisition price. Equipment suppliers are paid directly by the bank with interest payable at a rate of 6.75% per annum until the entire amount has been borrowed at which time the lending arrangement converts to a lease. As of March 31, 2007 $933,000 of this credit agreement had been paid to suppliers.

We secured a $1.0 million loan from a U.S. bank for capital equipment purchases, subject to a three-year repayment period. The agreement bears interest at the US Government Treasury Note rate plus 825 basis points. As of March 31, 2007, $921,000 of the loan was drawn.

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

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no changes to these critical accounting policies subsequent to December 31, 2006.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of “Statement of Financial Accounting Standards No. 109”, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

The Company adopted Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.

Revenue Recognition

We derive our revenue from the sale of manufactured products directly to customers. For certain long-term contracts revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitors design. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities, or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. This method has been consistently applied from period to period and there is no right of return. Revenue on fixed price government contracts is recognized at the time costs are incurred and is calculated on a percentage of completion basis, in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs. The Company recognizes revenue that relates to specific deliverables, in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This revenue involves a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract, obligates the manufacturer to source ultracapacitor electrode material from Maxwell, the agreement has no general right of return and allows for no refunds.

Stock Compensation

We value stock compensation based on the fair value recognition provisions of revised Statement of Financial Accounting Standards No. 123 (revised) Share-Based Payment (SFAS 123R), which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of these awards over the requisite employee service period. The Company elected the modified prospective method, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective method, prior periods are not revised for comparative purposes. The expense recognition provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date and awards subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation. The resulting financial statement impact for the three months ended March 31, 2007 and 2006 was $1.2 million and $936,000, respectively.

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

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill balances undergo an annual impairment test and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values of the reporting units, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. We cannot say with certainty that we may not incur charges for impairment of goodwill in the future if the fair value of Maxwell Technologies and Maxwell SA decrease due to market conditions, revisions in our assumptions or other unanticipated circumstances. Any impairment charges could adversely affect the results of our operations.

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

A Black-Scholes valuation calculation is applied to both the conversion features and warrants at the end of each period. The valuations were used to record the fair value of these instruments at the end of the reporting periods with any difference from prior period calculations reflected in the statement of operations. The Company’s stock price is one input used in the Black-Scholes calculation, which has a significant impact on the calculation. The change in the Company’s stock price will have a gain or loss effect on embedded derivative liabilities in the statement of operations. The volatility of the Company’s stock price is likely to generate large swings in the valuations of the conversion features and warrants in future periods.

Pension

The company accounts for the retirement plan for our Swiss subsidiary as a defined benefit pension plan under SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost.

This plan is implemented under the terms of the plan as required by Swiss law. In the three months ended March 31, 2007 and 2006 total company contributions were $103,000 and $78,000, respectively, while the employee matches the company-funded amounts. The company anticipates contributing an additional $334,000 to this pension in 2007. Management believes that the Swiss plan is adequately funded and future payments do not appear significant based on the current funding status of the plan.

The prepaid pension asset at March 31, 2007 and 2006 was $10.5 million and $5.19 million, respectively, the increase in the asset is primarily due to the implementation of SFAS 158. The Swiss pension is similar to our U.S. defined contribution plan (401K) since the Company does not have any rights to this asset, one half of the assets are contributed by the employees, and the plan is regulated by the Swiss Government. The Company does not have any rights to this asset the pension asset is being reported to comply with accounting pronouncements that require us to disclose the amount on our balance sheet.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the periods presented. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Pending Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No 115(“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

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

Interest Rate Risk

At March 31, 2007, we had approximately $28.2 million in debt, of which $19.7 million is classified as long-term debt. We do not anticipate significant interest rate swings in the near future; however, if they do occur it may affect the consolidated balance sheet or statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 1000 basis points in the interest rate would have a $2.8 million effect on our related interest expense.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2007, third parties manage approximately $695,000 of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks. A 1000 basis point change in the interest rate on our marketable securities would not have a material effect on our interest income.

Item 4.	Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were not effective as of March 31, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure the information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods specified in the Securities and Exchange Commissions rules and forms. As of the end of the period covered by this report, the Company’s management, including our principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act.

Based on this evaluation our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as a result of the unremediated material weakness relating to certain internal controls, further outlined below, surrounding the accounting for income taxes. To address this control weakness, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material weakness accounting for income taxes

At December 31, 2006, there was one primary tax issue related to our Swiss pension plan that led management to conclude that a material weakness existed. Specifically, the Company did not record an income tax liability associated with an adjustment made as a result of the implementation of FAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans in the prior year’s comprehensive income when, in fact, an income tax liability should have been recorded.

Management concluded that the principal factors contributing to the material weakness in accounting for income taxes related to our Swiss subsidiary were (a) inadequate consideration of the provisions of FAS No. 109 Accounting for Income Taxes by our external tax service provider resulting in an error in the accounting for income taxes and (b) insufficient or ineffective review practices by our internal personnel. This material weakness resulted in an accounting error which was corrected prior to the issuance of the consolidated financial statements for the year ended December 31, 2006. Management has not identified any other material weaknesses in its internal control over financial reporting.

Remediation Plans for Material Weakness in Internal control over Financial Reporting

•

The Company has engaged an additional outside tax advisor who will be an additional resource in the review of the work prepared by our current service provider. This additional level of review will ensure that complex tax issues are identified and the related analyses, judgments and estimates are appropriately documented, reviewed and applied on a timely basis;

•	We are still considering if additional personnel trained and experienced in United States and foreign income tax accounting are necessary;

•	We are evaluating and, if necessary, will supplement the resources provided by our primary external tax service provider;

•	Management believes that improved timing of certain tax review activities during the financial statement closing process will improve the review process.

Changes in Internal Controls over Financial Reporting

Other than as noted above in this Item 4, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d – 15(f) under the Exchange Act) during the last fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In October 2006, Maxwell filed a patent infringement lawsuit against Nesscap in the United States District Court for the Southern District of California seeking monetary damages and an injunction to stop Nesscap’s sales of infringing products. In April 2007 a U.S. district judge granted a preliminary injunction to prohibit Nesscap’s sale of certain infringing ultracapacitor products in the United States. After a injunction bond is posted by Maxwell the injunction will prohibit Nesscap from making, using, selling or offering to sell its prismatic ultracapacitors in the United States while the litigation is pending.

In December 2006, Nesscap filed a lawsuit against Maxwell in United States District Court in the District of Delaware claiming Maxwell has infringed Nesscap’s patented intellectual property. In April 2007, this lawsuit was moved to the same district court in San Diego where Maxwell filed its action in October 2006.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007 there were no sales of unregistered securities that have not been previously reported in Form 8-K, and the only sale of registered securities was from employees exercising stock options or vesting of restricted stock as previously noted.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to the Company. The following table shows the shares acquired by the Company upon forfeiture of restricted shares during the quarter ended March 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Program
January 25, 2007 - January 25, 2007	13,799	$12.03	—	—

Total	13,799	$12.03	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters other than the items contained in the proxy statement for the 2007 annual meeting of stockholders which was held May 3, 2007 was submitted to a vote of security holders during the first quarter of 2007.

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

Date: May 7, 2007	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ Richard D. Balanson
Richard D. Balanson
President and Chief Executive Officer

Date: May 7, 2007	By:	/s/ Tim T. Hart
Tim T. Hart
Vice President – Finance, Treasurer, Chief Financial Officer and Secretary