Form 10-Q
period 2007-06-30
MAXWELL TECHNOLOGIES INC
filed 2007-08-09
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

The number of shares of the registrant’s Common Stock outstanding as of August 3, 2007 is 18,843,972 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2007

PART I – Financial Information

Item 1. Financial Statements

The following condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six month periods ending June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2007 and 2006, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Actual results could differ from those estimates and operating results for the three and six month periods ended June 30, 2007 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2007.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$12,585	$8,159
Investments in marketable securities	698	3,228
Trade and other accounts receivable, net	10,204	9,749
Inventories, net	15,770	14,894
Prepaid expenses and other current assets	1,611	1,596

Total current assets	40,868	37,626
Property and equipment, net	14,659	13,621
Other intangible assets, net	2,589	1,395
Goodwill	19,661	19,786
Prepaid pension asset	10,617	10,371
Restricted cash	8,000	8,000
Other non-current assets	640	870

	$97,034	$91,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,834	$9,383
Accrued warranty	735	795
Accrued employee compensation	2,778	2,543
Short-term borrowings and current portion of long-term debt	12,963	5,688
Deferred tax liability	392	392
Net liabilities of discontinued operations	—	63

Total current liabilities	25,702	18,864
Deferred tax liability	2,156	2,545
Convertible debentures and long-term debt, excluding current portion	18,550	22,527
Stock warrants	1,930	1,850
Other long-term liabilities	417	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 18,701 and 17,261 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,858	1,726
Additional paid-in capital	155,607	141,294
Accumulated deficit	(116,371)	(104,361)
Accumulated other comprehensive income	7,185	7,224

Total stockholders’ equity	48,279	45,883

	$97,034	$91,669

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Products	$13,341	$12,148	$25,625	$24,119
License fee	281	615	553	615

Total revenues	13,622	12,763	26,178	24,734
Cost of sales	10,930	10,402	20,073	18,861

Gross profit	2,692	2,361	6,105	5,873
Operating expenses:
Selling, general and administrative	5,018	3,912	10,073	8,175
Research and development	3,094	2,384	5,911	4,590
Amortization of other intangibles	65	19	84	38
Loss (gain) on disposal of property and equipment	11	—	52	(66)

Total operating expenses	8,188	6,315	16,120	12,737

Loss from operations	(5,496)	(3,954)	(10,015)	(6,864)
Interest expense net	(310)	(65)	(629)	(71)
Amortization of debt discount and prepaid costs	(904)	(904)	(1,808)	(1,808)
Gain (loss) on embedded derivatives and warrants	(1,426)	400	73	(3,100)
Other income (loss), net	109	(67)	205	(98)

Loss from continuing operations before income taxes	(8,027)	(4,590)	(12,174)	(11,941)
Income tax (benefit) provision	(59)	(11)	(158)	164

Loss from continuing operations	(7,968)	(4,579)	(12,016)	(12,105)
Income from discontinued operations, net of tax	—	258	—	333

Net loss	$(7,968)	$(4,321)	$(12,016)	$(11,772)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.45)	$(0.27)	$(0.69)	$(0.72)
Income from discontinued operations, net of tax	—	0.02	—	0.02

Net loss per share	$(0.45)	$(0.25)	$(0.69)	$(0.70)

Shares used in computing basic and diluted net loss per share	17,710	16,831	17,399	16,741

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006 (Revised)
Operating activities:
Net loss	$(12,016)	$(11,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,063	1,863
Amortization	151	103
Amortization of debt discount and prepaid fees	1,808	1,807
Loss (gain) on embedded derivative liabilities	(73)	3,100
Pension benefit	(22)	(396)
Stock based compensation	2,032	1,629
Loss (gain) on sale of property and equipment	52	(66)
Provision for losses on accounts receivable	70	107
Changes in operating assets and liabilities:
Trade and other accounts receivable	(571)	(2,398)
Inventories	(908)	(4,444)
Prepaid expenses and other assets	(1,373)	(860)
Deferred income taxes	(389)	—
Accounts payable and accrued liabilities	(646)	3,368
Accrued employee compensation	242	296
Other long-term liabilities	419	—
Net liabilities of discontinued operations	—	(422)

Net cash used in operating activities	(9,161)	(8,085)

Investing activities:
Purchases of property and equipment	(3,232)	(3,114)
Proceeds from sale of property and equipment	21	66
Redemptions of marketable securities	2,530	2,208
Purchases of marketable securities	—	(7,030)

Net cash used in investing activities	(681)	(7,870)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(1,384)	(3,370)
Proceeds from long-term and short-term borrowings	3,308	3,180
Retirement of shares	(165)	(368)
Net proceeds from issuance of Company stock	12,606	3,853

Net cash provided by financing activities	14,365	3,295

Increase (decrease) in cash and cash equivalents	4,523	(12,660)
Effect of exchange rate changes on cash and cash equivalents	(97)	305

Increase (decrease) in cash and cash equivalents	4,426	(12,355)
Cash and cash equivalents, beginning of period	8,159	25,760

Cash and cash equivalents, end of period	$12,585	$13,405

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context otherwise requires, all references to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our European Subsidiary, Maxwell Technologies, SA.

Note 1 – Description of Business and Summary of Significant Accounting Policies

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

The preparation of financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets and the incurrence of losses on warranty costs, the fair value of warrants and embedded conversion options related to convertible debentures. The markets for most of the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of these issues noted and other factors, actual results could differ from the estimates used by management.

The Company’s fiscal quarters end on the last day of the calendar month in March, June, September, and December.

Cash and Cash Equivalents, Investments in Marketable Securities

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, bank certificates of deposit; commercial paper and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized no net realized gains in the six months ended June 30, 2007 or for the year ended December 31, 2006. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at June 30, 2007 and December 31, 2006 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
As of June 30, 2007:
Corporate Debt Securities, Maturing within 1 year	$698	$—	$698

Total	$698	$—	$698

As of December 31, 2006:
Bank Certificates of Deposit, Maturing within 1 year	$550	$—	$550
Commercial Paper, Maturing within 1 year	995	—	995
Corporate Debt Securities, Maturing within 1 year	1,682	1	1,683

Total	$3,227	$1	$3,228

Revenue Recognition

We derive our revenue from the sale of manufactured products directly to customers. For certain long-term contracts revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitors design. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities, or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customers. This method has been consistently applied from period to period and there is no right of return. Revenue on fixed price government contracts is recognized at the time costs are incurred and is calculated on a percentage of completion basis, in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs. The Company recognizes revenue that relates to specific deliverables, in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This revenue involves a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract, obligates the manufacturer to source ultracapacitor electrode material from Maxwell, the agreement has no general right of return and allows for no refunds.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator
Basic:
Loss from continuing operations	$(7,968)	$(4,579)	$(12,016)	$(12,105)
Income from discontinued operations, net of tax	—	258	—	333

Net loss	$(7,968)	$(4,321)	$(12,016)	$(11,772)

Denominator
Basic:
Weighted average shares outstanding	17,710	16,831	17,399	16,741
Diluted:
Effect of dilutive securities:
Common stock options and restricted stock awards	—	—	—	—

Total weighted average common shares outstanding	17,710	16,831	17,399	16,741

Basic and diluted net loss per share:
Loss from continuing operations	$(0.45)	$(0.27)	$(0.69)	$(0.72)
Income from discontinued operations, net of tax	—	0.02	—	0.02

Basic and diluted net loss per share	$(0.45)	$(0.25)	$(0.69)	$(0.70)

For the three and six-month periods ended June 30, 2007 and 2006, incremental equivalent shares under common stock options and restricted stock awards of 809,992 and 821,543 for 2007, and 1,139,460 and 1,147,568 for 2006, respectively, and the shares issuable on conversion of convertible debentures and the warrants for the three and six month periods ended June 30, 2007 and 2006 have also been excluded in the computation of dilutive earnings per share as their impact would have been anti-dilutive.

Presentation of Cash Flows beginning with Net Loss.

The Company had presented the consolidated statement of cash flows beginning with loss from continuing operations rather than net loss. SFAS 95 Statement of Cash Flows prescribes the use of net loss. Effective with the quarter ended June 30, 2007, the Company retroactively revised the consolidated statements of cash flows for the years ended December 31, 2004, 2005, 2006 and the three months ended March 31, 2006 and 2007 which are shown as follows:

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2006 (Revised)	Year Ended December 31, 2005 (Revised)	Year Ended December 31, 2004 (Revised)	Three Months ended March 31, 2007 (Revised)	Three Months ended March 31, 2006 (Revised)
Operating activities:
Net Loss	$(16,495)	$(6,294)	$(9,075)	$(4,048)	$(7,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,811	3,548	3,553	981	888
Amortization	206	207	207	52	50
Amortization of debt discount and prepaid fees	3,616	100	—	904	904
Loss (gain) on embedded derivative liabilities	(1,980)	(800)	—	(1,499)	3,500
Pension benefit (loss)	(1,460)	(329)	(352)	64	(194)
Stock based compensation	2,710	361	—	1,177	936
Loss (gain) on sale of property and equipment	(80)	40	41	41	(66)
Shares issued for interest expense	778	—	—	—	—
Provision for losses on accounts receivable	89	(96)	212	3	73
Changes in operating assets and liabilities:
Trade and other accounts receivable	(2,549)	(489)	(861)	(885)	(937)
Inventories	(4,708)	(1,938)	(519)	(2,264)	(1,124)
Prepaid expenses and other assets	(762)	109	468	(349)	(386)
Deferred income taxes	268	(17)	597	(388)	—
Accounts payable and accrued liabilities	2,452	(18)	(2,556)	(1,460)	75
Accrued employee compensation	(105)	1,085	(104)	(114)	(104)
Net liabilities of discontinued operations	(464)	(519)	(449)	—	(164)

Net cash used in operating activities	(14,673)	(5,050)	(8,838)	(7,785)	(4,000)

Investing activities:
Purchases of property and equipment	(6,846)	(3,809)	(3,022)	(1,723)	(1,889)
Proceeds from sale of property and equipment	299	—	263	11	66
Redemptions of marketable securities	6,920	5,543	2,329	2,533	—
Purchases of marketable securities	(9,451)	(4,135)	(1,974)	—	(7,031)
Restricted cash	—	(8,000)	—	—	—

Net cash (used in) provided by investing activities	(9,078)	(10,401)	(2,404)	821	(8,854)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(4,973)	(3,459)	(1,816)	(842)	(1,523)
Proceeds from long-term and short-term borrowings	7,158	25,374	2,448	1,092	1,523
Stock warrants	—	2,900	—	—	—
Deferred Borrowing Costs	—	(1,341)	—	—	—
Retirement of shares	(368)	—	—	(165)	—
Shares issued for interest expense	—	—	—	—	—
Net proceeds from issuance of Company stock	4,277	7,110	11,310	225	3,140

Net cash provided by financing activities	6,094	30,584	11,942	310	3,140

Increase (decrease) in cash and cash equivalents	(17,657)	15,133	700	(6,654)	(9,714)
Effect of exchange rate changes on cash and cash equivalents	56	(113)	256	(52)	(26)

Increase (decrease) in cash and cash equivalents	(17,601)	15,020	956	(6,706)	(9,740)
Cash and cash equivalents, beginning of period	25,760	10,740	9,784	8,159	25,760

Cash and cash equivalents, end of period	$8,159	$25,760	$10,740	$1,453	$16,020

The individual lines revised in the consolidated statements of cash flows for the six months ended June 30, 2006 the three months ended March 31, 2007 and 2006 and the years ended December 31, 2004, 2005, 2006 and are shown below:

(in thousands)

	Six Months Ended June 30, 2006 as reported	Revisions	Revised Six Months Ended June 30, 2006
Operating activities:
Loss from continuing operations	$(12,105)	$12,105	$—
Net Loss	$—	$(11,772)	$(11,772)
Net cash used in discontinued operations	$(89)	$89	$—
Net liabilities of discontinued operations	$—	$(422)	$(422)

	Three Months Ended March 31, 2007 as reported	Revisions	Revised Three Months Ended March 31, 2007
Operating activities:
Loss from continuing operations	$(4,048)	$4,048	$—
Net Loss	$—	$(4,048)	$(4,048)
Net cash used in discontinued operations	$—	$—	$—
Net liabilities of discontinued operations	$—	$—	$—

	Three Months Ended March 31, 2006 as reported	Revisions	Revised Three Months Ended March 31, 2006
Operating activities:
Loss from continuing operations	$(7,526)	$7,526	$—
Net Loss	$—	$(7,451)	$(7,451)
Net cash used in discontinued operations	$(89)	$89	$—
Net liabilities of discontinued operations	$—	$(164)	$(164)

	For the year ended December 31, 2006 as reported	Revisions	Revised For the year ended December 31, 2006
Operating activities:
Loss from continuing operations	$(16,300)	$16,300	$—
Net Loss	$—	$(16,495)	$(16,495)
Net cash used in discontinued operations	$(659)	$659	$—
Net liabilities of discontinued operations	$—	$(464)	$(464)

	For the year ended December 31, 2005 as reported	Revisions	Revised For the year ended December 31, 2005
Operating activities:
Loss from continuing operations	$(6,254)	$6,254	$—
Net Loss	$—	$(6,294)	$(6,294)
Net cash used in discontinued operations	$(559)	$559	$—
Net liabilities of discontinued operations	$—	$(519)	$(519)

	For the year ended December 31, 2004 as reported	Revisions	Revised For the year ended December 31, 2004
Operating activities:
Loss from continuing operations	$(9,808)	$9,808	$—
Net Loss	$—	$(9,075)	$(9,075)
Net cash provided by (used in) discontinued operations	$284	$(284)	$—
Net liabilities of discontinued operations	$—	$(449)	$(449)

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of “Statement of Financial Accounting Standards No. 109”, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007.

At the adoption date of January 1, 2007, the Company had $3.17 million of unrecognized tax benefits. Of the total unrecognized tax benefits at the adoption date, the entire amount of $3.17 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $3.17 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact the Company effective tax rate.

The Company does not anticipate that the amount of unrecognized tax benefits as of June 30, 2007 will significantly change within 12 months.

The Company recognizes interest and penalties as a component of income tax expense.

The Company is subject to taxation in the United States, federal and various states and Switzerland. The tax years 2000 to 2006 are subject to examination by the major taxing jurisdictions in which the Company is subject to.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

Note 3 – Balance Sheet Details

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Inventory written down to market establishes a new cost basis and its value can not be subsequently increased based upon changes in underlying facts and circumstances. Inventory consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Inventories:
Raw material and purchased parts	$11,014	$10,452
Work-in-process	3,260	3,518
Finished goods	4,006	3,709
Inventory reserve	(2,510)	(2,785)

Net Inventory	$15,770	$14,894

Other Intangible Assets

Other Intangible Assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of June 30, 2007:
Developed core technology	$1,100	$(630)	$187	$657
Patents	2,338	(406)	—	1,932

Total Intangible Assets	$3,438	$(1,036)	$187	$2,589

Goodwill

The change in the carrying amount of goodwill from December 31, 2006 to June 30, 2007 is as follows (in thousands):

Balance at December 31, 2006	$19,786
Foreign currency translation adjustments	(125)

Balance at June 30, 2007	$19,661

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

The following table sets forth an analysis of the warranty reserve activity for the six months ended June 30, 2007 and year ended December 31, 2006, respectively (in thousands):

	June 30, 2007	December 31, 2006
Accrued Warranty:
Beginning balance	$795	$632
Product warranty expense on sales	152	1,457
Change to prior warranty expense/accrual	(137)	(213)
Settlement of warranties	(72)	(1,115)
Currency exchange adjustment	(3)	34

Ending balance	$735	$795

Stock sale and change in additional paid in capital

In November 2006 the Company filed an S-3 with the Securities and Exchange Commission to from time to time sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. During the six months ended June 30, 2007 the Company’s additional paid in capital increased $14.3 million. The majority of this increase, $11.2 million, was from the sale of 1.15 million shares of common stock. The remainder of the increase was due to the sale of stock for the Company’s ESPP, the exercise of stock options and share based expense.

Note 4 – Stock-Based Compensation

The Company has two active share-based compensation plans as of June 30, 2007; the 2004 Employee Stock Purchase Plan (the “ESPP”) and the 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”) under which incentive stock options, non-qualified stock options and restricted stock awards are granted.

Employee Stock Options and Employee Stock Purchase Plan

The fair value of the ESPP shares to be purchased at the end of the offering periods that begin January 1 and July 1 is calculated for a 15% discount on the stock price; and by using the Black-Scholes valuation model for a call and put option attributes of the Company ESPP, resulted in a total value of $4.16 and $3.93 per share for the offering period beginning January 1, 2007 and 2006, respectively. Total compensation expense recognized for the ESPP for the six months ended June 30, 2007 and 2006 was $64,000 and $33,000 respectively.

Employee Stock Options Plan

The fair value of the warrants and embedded conversion option is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Expected dividends	—	—
Expected volatility	52.3% – 49.8%	54.7% – 62.7%
Average risk-free interest rate	4.7% – 4.6%	4.4% – 5.0%
Expected term/life (in years)	4.57	5.1 – 6.2

The weighted-average grant date fair value of employee options granted during the three and six months ended June 30, 2007 was $5.59 and $5.54 per share respectively while the weighted-average grant date fair value for the three and six months ended June 30 2006 was $9.84 and $8.80 per share respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $1.0 million and $1.1 million respectively and for the three and six months ended June 30, 2006 was $847,000 and $3.4 million respectively.

As of June 30, 2007 there was $2.4 million of total unrecognized compensation cost related to nonvested stock options granted under the incentive plan. The cost is expected to be recognized over a weighted average period of 2.4 years. Compensation cost for employee options recognized in the three and six months ended June 30, 2007 was $251,000 and $510,000 respectively while the expense recognized for the three and six months ended June 30, 2006 was $201,000 and $534,000 respectively.

Restricted Stock Awards

For the three and six months ended June 30, 2007 the Company recognized an expense of $566,000 and $1.4 million, respectively, while for the three and six months ended June 30 2006 the expense recognized was $466,000 and $1.0 million respectively for compensation expense for restricted stock awards. Under FASB No. 123 (revised) Share-Based Payment (“SFAS 123R”) the Company determines the fair value at grant date and expenses that amount over the requisite service period. As prescribed under SFAS 123R the Company has reassessed the probability of achievement of milestones for each restricted stock award that was active and not earned as of June 30, 2007 and determined appropriate share-based expense treatment under the SFAS 123R. The following table summarizes the activity under the restricted stock awards (in thousands, except for per share amounts):

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2007	193	$13.67
Granted	148	11.26
Vested	(53)	13.12
Forfeited	(13)	10.31
Non-vested at June 30, 2007	275	$12.64

The total grant-date fair value of restricted stock awards granted during the three and six months ended June 30, 2007 was $1.7 million and for the three and six months ended June 2006 was $868,000 and $1.9 million, respectively. There were 8,000 and 53,000 shares vested during the three and six months ended June 30, 2007 with a grant date fair value of $108,000 and $689,000, respectively. For the three and six months ended June 30, 2006 87,000 shares vested with a grant date fair value of $644,000. As of June 30, 2007 there was $1.2 million of total unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 0.4 years.

Compensation cost for restricted stock awards, employee stock options, ESPP and non-employee stock compensation included in Cost of sales; Selling, general and administrative; and Research and development is (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-Based Compensation Costs:
Cost of sales	$63	$50	$128	$107
Selling, general and administrative	758	605	1,823	1,391
Research and development	34	38	81	131

Total Stock-Based Compensation Costs	$855	$693	$2,032	$1,629

Note 5 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss as reported	$(7,968)	$(4,321)	$(12,016)	$(11,772)
Foreign currency translation adjustment	(305)	1,149	(261)	1,338
Pension plan adjustment	—	—	224	—
Unrealized loss on securities	—	(6)	(2)	(5)

Comprehensive loss	$(8,273)	$(3,178)	$(12,055)	$(10,439)

Note 6 – Legal Proceedings

In October 2006, Maxwell filed a patent infringement lawsuit against Nesscap in the United States District Court for the Southern District of California seeking monetary damages and an injunction to stop Nesscap’s sales of infringing products. In April 2007 a U.S. district judge granted a preliminary injunction to prohibit Nesscap’s sale of certain infringing ultracapacitor products in the United States. Subsequently, Nesscap filed an appeal staying the injunction until the court ruled to uphold the injunction. Maxwell posted an injunction bond and currently Ness is prohibited from making, using, selling or offering to sell its prismatic ultracapacitors in the United States while the litigation is pending.

In December 2006 Nesscap filed a lawsuit against Maxwell in United States District Court in the District of Delaware claiming Maxwell has infringed Nesscap’s patented intellectual property. At Maxwell’s request this lawsuit was moved to the same district court in San Diego where Maxwell filed its initial action.

The Company has capitalized legal expenses associated with this lawsuit as counsel believes a favorable outcome is probable. As of June 30, 2007 we have capitalized a total of $1.4 million of legal costs and is included in other intangible assets in the condensed consolidated balance sheet.

Note 7 – Convertible Debentures

The Company issued a $25 million convertible debenture in 2005 and is accounting for the conversion option in the Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The discount attributable to the issuance date aggregate fair value of the conversion options, warrants and issuance costs totaling $9.2 million, is being amortized using the effective interest method over the term of the Debentures. For the three months ended June 30, 2007 and 2006 $904,000 and for the six months ended June 30, 2007 and 2006 $1.8 million of the discount and prepaid fees was amortized and included in the condensed consolidated statement of operations.

At the issuance date, the Debentures were convertible by the holder at any time into 1,315,789 common shares at a price of $19.00 per share. The Company also issued 394,737 warrants in connection with the issuance of the Debentures, these had an exercise price of $19.00 at the issuance date. The exercise price, number of convertible shares and warrants are subject to adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the exercise price of $19.00 per share.

In May 2007 Maxwell sold a total 1.15 million shares of common stock at a price below $19.00 which caused an adjustment to the price and number of warrants and convertible debenture shares relating to the convertible debt. The price for the warrants and convertible shares were adjusted to $18.47 along with an increase of warrants of 11,399 to 406,136 and increased convertible debenture shares by 37,999 to a total of 1,353,788 shares.

The holder’s and Maxwell’s conversion rights and the warrants were adjusted to their respective fair market values at June 30, 2007 using the adjusted price of $18.47 and adjusted number of convertible shares and warrants. The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at March 31, 2007 and their fair value on June 30, 2007 using the Black-Scholes pricing model.

Maxwell may require that a specified amount of the principal of the Debentures be converted if certain conditions are satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applies a Z factor, which is a theoretical measurement of the probability of this occurrence. The Z factor used as of June 30, 2007 and 2006 was 16.9% and 37.6%, respectively, for forced conversion of 50% of the conversion option at 135% of the exercise price and 5.3% and 22.4%, respectively, for forced conversion of the remaining conversion option at 175% of the exercise price.

The fair value of the warrants and embedded conversion option is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Convertible Debentures as of June 30,		Warrants as of June 30,
	2007	2006	2007	2006
Black-Scholes Assumptions:
Exercise price	$18.47	$19.00	$18.47	$19.00
Market price	$14.22	$19.63	$14.22	$19.63
Expected dividends	—	—	—	—
Expected volatility	50.0%	48.7%	50.7%	53.8%
Average risk-free interest rate	4.88%	5.12%	4.90%	5.11%
Expected term/life (in years)	2.5	3.5	3.5	4.5

The net fair value of the holder’s and Maxwell’s conversion rights at June 30, 2007 was $4.4 million which is included in “Convertible debentures and long-term debt” on the balance sheet. The fair value of the warrants at June 30, 2007 was $1.9 million and is included in “Stock warrants” on the balance sheet. The effect of the fair market value adjustment for the three months ended June 30, 2007 was a $1.4 million loss, which is recorded as “Gain (loss) on embedded derivatives and warrants.”

The Company shall pay to each holder of registrable securities related to the embedded conversion feature and warrants liquidated damages of 1.5% of the aggregate purchase price every 30th day after a maintenance failure of the registration of the securities. These damages continue each 30 days (pro rated) until the registration failure is cured. As of June 30, 2007, if the Company was not in compliance we would incur damages of $375,000 every 30 days until we cured the maintenance failure. In addition if the damages are not paid in 30 days after they are due the Company would incur interest of 1.0% per month on the outstanding damages. We do not accrue any liability for the penalty for not keeping the registration statement effective, as the outcome is not probable.

The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of June 30, 2007.

Note 8 – Defined Benefit Plan

We have a retirement plan for the Company’s Swiss subsidiary that is classified as a defined benefit pension plan. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute, at a minimum the amount required by Swiss law, using the required percentage applied to the employee’s compensation. There is no offset provision based on the obligation level of the fund. In addition, the employee is required to contribute to the pension plan. This plan has a measurement date of December 31. We adopted the provisions of SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) as of December 31, 2006.

Components of the net periodic benefit (cost) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$(77)	$(54)	$(153)	$(106)
Interest cost	(105)	(78)	(208)	(154)
Expected return on plan assets	308	278	614	545
Prior service cost amortization	(8)	—	(17)	—
Net gain amortization	43	56	86	111

Net periodic benefit	$161	$202	$322	$396

Employer contributions of $114,000 and $87,000 were paid during the three months ended June 30, 2007 and 2006, respectively. Total employer contributions paid during the six months ended June 30, 2007 and 2006 were $217,000 and $165,000, respectively. Additional employer contributions of approximately $220,000 are expected to be paid during the remainder of fiscal 2007.

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

The Company has been alerted to a possible defect in a product that we sourced from another manufacturer and resold to the customer. We have discussed this issue with both parties and have not determined what, if any, warranty exposure Maxwell may have, and therefore, we have not recorded any warranty reserve provision. We carry insurance that we believe would cover all or a portion of any obligation that might ultimately arise from this matter.

In March 2006, a customer sent us a demand letter requesting payment of $535,000 for a tester product initially sold in 2002. We have concluded this matter by negotiating a settlement with the customer by agreeing to refund $300,000 of the purchase price. This amount was paid in the three months ended June 30, 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our European Subsidiary, Maxwell Technologies, SA.

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

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business. Subsequently, we provide a summary of some of the highlights from the six months ended June 30, 2007, followed by a discussion of the different aspects of our business. We then proceed to discuss our results of operations for the three and six month periods ended June 30, 2007 compared with the three and six month periods ended June 30, 2006. This is followed by an analysis of changes in our balance sheet and cash flows and discussion of our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” We then review our critical accounting policies and new accounting pronouncements along with the impact of inflation on our business.

Overview

Maxwell Technologies, Inc. is a Delaware corporation headquartered in San Diego, California that was originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.” In 1996, we changed our name to Maxwell Technologies, Inc. We develop, manufacture and market highly reliable, cost-effective energy storage and power delivery components and systems. Our products are designed and manufactured to provide failure-free, very low maintenance, performance over the life of the applications into which they are integrated. We believe that by satisfying the stringent requirements of such high-reliability, high-value applications, our products will be able to command higher margins than commodity products. We focus on the following three discrete lines of high-reliability products:

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

Highlights of the Quarter Ended June 30, 2007

We reported revenue of $13.6 million and a net loss for the three months ended June 30, 2007 of approximately $8.0 million, or $0.45 per diluted share, versus revenue of $12.8 million and a net loss of $4.3 million, or $0.25 per diluted share, for the three months ended June 30, 2006.

During the six months ended June 30, 2007, we continued to focus on developing strategic alliances, introducing new products, increasing production capacity, reducing product costs, and increasing revenue. Some of these efforts are described below:

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

•

In February, we announced that Professor Burkhard Goeschel, who retired in November 2006 as a member of the six-person Management Board of BMW Group, with overall responsibility for research, development and purchasing, had been appointed to Maxwell’s board of directors.

•

In March, we announced the introduction of a rugged 390-volt BOOSTCAP® ultracapacitor module to provide scalable, easy-to-integrate, energy storage and power delivery solutions for heavy hybrid and electric vehicles and heavy duty industrial applications requiring up to 1,170 volts.

•	In April, we announced the opening of a sales office in Shanghai, China, to market our BOOSTCAP® ultracapacitor products, service customers and support distribution channel partners throughout Asia.

•

In April, we announced that a U.S. district judge granted a preliminary injunction to prohibit Nesscap’s sale of certain infringing ultracapacitor products in the United States. Maxwell Technologies filed a patent infringement lawsuit against Nesscap in October 2006 alleging that Nesscap products infringe two of Maxwell’s U.S. patents. The injunction would bar Nesscap’s making, using, selling or offering to sell its prismatic ultracapacitors in the United States while the litigation is pending. Nesscap filed an appeal staying the injunction. The court has denied Nesscap’s appeal to the injunction.

•

In December 2006 Nesscap also filed a patent infringement action against Maxwell in the United States District Court in the District of Delaware. At Maxwell’s request, Nesscap’s suit was moved to the same district court in San Diego where Maxwell filed its initial action.

•	In May, we announced that Edward B. Caudill was elected Chairman of the Company’s board of directors.

•

In May, we announced that we will supply ultracapacitor cells and integration kits to the U.S. Department of Energy’s Argonne National Laboratory for a collaborative research project to assemble and evaluate an integrated ultracapacitor/lithium-ion battery energy storage system for hybrid-electric and plug-in hybrid vehicles.

•

In May, we announced the sale of 1.15 million shares in a public offering, resulting in gross proceeds to the Company of $11.5 million. The Company plans to use the proceeds for working capital and general corporate purposes.

•

In June, we announced that Azure Dynamics Corporation, a leading developer of hybrid-electric and electric powertrains for commercial vehicles, selected Maxwell’s BOOSTCAP® 390-volt heavy transportation ultracapacitor module (HTM) as the energy storage and power delivery component of its latest hybrid shuttle bus powertrain.

•

In July, we announced that we obtained a non-exclusive worldwide license from Enercon GmbH of Aurich, Germany, for a patent covering the use of ultracapacitors in wind energy systems, including their use as backup power source for wind turbine blade pitch systems. This will allow Maxwell to market its BOOSTCAP® ultracapacitor products to any wind turbine or blade pitch system manufacturer that wants to incorporate the technology into its products.

•

In July, we announced the signing of a memorandum of understanding with Valeo, a Tier 1 supplier to automakers worldwide, covering a development collaboration to incorporate Maxwell’s BOOSTCAP® ultracapacitors in Valeo’s StARS+X, ‘stop-start’ and regenerative braking system.

•

On July 24, we announced that the board of directors appointed David J. Schramm president and chief executive officer, replacing Richard D. Balanson, PhD, who will remain a part-time employee of the Company, functioning as a senior technical advisor.

Results of Operations and Financial Condition —Quarter Ended June 30, 2007 Compared with Quarter Ended June 30, 2006

Total Revenue

Total revenue for the three months ended June 30, 2007 was approximately $13.6 million versus $12.8 million for the three months ended June 30, 2006. BOOSTCAP®, Microelectronics and High Voltage product sales all increased in 2007 compared with the same period in 2006. Revenue increased despite a reduction of licensing revenue from the prior year’s quarter. High Voltage revenue experienced the largest percentage and dollar increase from quarter to quarter sales comparison, while other revenue categories were up slightly. We expect increased demand in the next quarter compared to prior years in all revenue categories except licensing revenue, as the current licensing agreement has concluded and the licensee will now be purchasing electrode raw materials in the second half of 2007.

Gross Profit

For the three months ended June 30, 2007 and 2006, gross profit was approximately $2.7 million and $2.4 million, respectively, which represented 20% and 18% of revenue, respectively. The increase in gross profit in absolute dollars is primarily attributed to the increase in High Voltage and Microelectronics sales and to a lesser extent BOOSTCAP® product sales. The increase occurred although the current quarters license revenue was 54% lower and we did not record contract revenue from the USABC or NPOESS contracts as compared with the three months ended June 30, 2006.

We continue to produce a quality product which is reflected in the reduction of settlement of warranties and product warranty expense we have accrued. We also have improved production efficiency, and reduced product costs while simultaneously ramping up and outsourcing production capacity to meet anticipated future demand. The gross profit is to some extent impacted by under-absorbed overhead costs for forecasted demand that is beyond actual order volume. Once the anticipated efficiencies are fully implemented and the anticipated demand comes in-line with our expectations, gross profit contribution percentage is expected to increase.

Additionally, included in cost of sales for the three months ended June 30, 2007 and 2006 is $63,000 and $50,000, respectively, of stock compensation expense.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were approximately $5.0 million for the three months ended June 30, 2007, compared with $3.9 million for the three months ended June 30, 2006. As a percentage of revenues, SG&A expenses were 37% for the three months ended June 30, 2007 compared with 31% for the three months ended June 30, 2006. The approximate $1.1 million increase from the prior year quarter includes an approximate increase of $350,000 in sales commissions; $330,000 in audit fees; $210,000 in wages; $70,000 in legal fees and a $150,000 increase in the stock compensation expense for restricted stock, ESPP and stock option awards recognized.

Research & Development (R&D) Expense

Research and development (R&D) expenses were approximately $3.1 million for the three months ended June 30, 2007 compared with approximately $2.4 million for the same period in 2006. As a percentage of revenues, R&D expense was 23% and 19%, respectively, for the three months ended June 30, 2007 and 2006. R&D spending continues to be focused mainly on BOOSTCAP® product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded income tax benefits of $59,000 and $11,000 for the three months ended June 30, 2007 and 2006, respectively.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Six Month Period Ended June 30, 2007 Compared with Six Month Period Ended June 30, 2006

Total Revenue

Total revenue for the six months ended June 30, 2007 was approximately $26.2 million versus $24.7 million for the six months ended June 30, 2006. Revenue increased in all three product lines with Microelectronics making up the largest dollar and percentage increase. We expect increased revenue in the second half of 2007 compared to the first half of 2007 in all revenue categories except licensing revenue as the current licensing agreement has concluded and the licensee will now be purchasing electrode materials in the second half of 2007.

Gross Profit

For the six months ended June 30, 2007 and 2006, gross profit was approximately $6.1 million and $5.9 million, respectively, which represented 23% and 24% of revenue, respectively. The reduction in gross profit percentage for the current six month period is mainly attributable to the absence of contract revenue from the USABC and NPOESS contracts as compared to the six months ended June 2006.

We continue to produce quality products which is reflected in the reduction of settlement of warranties and product warranty expense we have accrued. We also have improved production efficiency, and reduced product costs while simultaneously ramping up production capacity to meet anticipated future demand. The gross profit is to some extent impacted by under-absorbed overhead costs for forecasted demand that is beyond actual order volume. Once the anticipated efficiencies are fully implemented and the anticipated demand comes in-line with our expectations, gross profit contribution percentage is expected to increase.

Additionally, included in cost of sales for the six months ended June 30, 2007 and 2006 is $128,000 and $107,000, respectively, of stock compensation expense.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were approximately $10.1 million for the six months ended June 30, 2007, compared with $8.2 million for the six months ended June 30, 2006. As a percentage of revenues, SG&A expenses were 38% for the six months ended June 30, 2007 compared with 33% for the six months ended June 30, 2006. The approximate $1.9 million increase from the prior year period includes an approximate increase of $390,000 in sales commissions; $285,000 in audit fees; $505,000 in wages; $150,000 in legal and consulting expenses; and an approximate $430,000 increase in the stock compensation expense for restricted stock, ESPP and stock option awards recognized in 2007.

Research & Development (R&D) Expense

Research and development (R&D) expenses were approximately $5.9 million for the six months ended June 30, 2007 compared with approximately $4.6 million for the same period in 2006. As a percentage of revenues, R&D expense was 23% for the six months ended June 30, 2007 compared with 19% for six months ended June 30, 2006. R&D spending continues to be focused mainly on BOOSTCAP® product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded an income tax benefit of $158,000 for the six months ended June 30, 2007 compared with a provision for income tax of $164,000 for the six months ended June 30, 2006. The tax provision in 2006 was the result of our Swiss subsidiary generating profitable results.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $21.3 million in cash, cash equivalents, restricted cash and short-term investments.

We have a 1.2 million Swiss Francs (approximately $936,000) term loan from a Swiss bank for capital equipment purchases; approximately $374,000 of that facility was outstanding as of June 30, 2007. We have a 1 million Swiss Francs (approximately $814,000) line of credit with another Swiss bank for working capital; approximately $773,000 of the line was utilized as of June 30, 2007. We entered into a lease agreement in May 2006 for the acquisition of manufacturing equipment up to a maximum of 1.5 million Swiss Francs (approximately $1.2 million). The lease term is 48 months and $1.1 million of the credit agreement had been used to purchase equipment under this agreement as of June 30, 2007.

In November 2006, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125,000,000 of the Company’s common stock, warrants or debt securities. In May 2007 we sold 1.15 million shares in a public offering resulting in gross proceeds to the Company of $11.5 million. The Company plans to use the proceeds for working capital and general corporate purposes.

Should additional funds be required, we have several options for raising capital. These include negotiations to eliminate the current restriction on $8 million of cash, a bridge financing, divesting of non-strategic assets, and/or a private placement or public offering of marketable securities to provide additional liquidity. We believe our current cash and investment balances and the various options we have to raise additional capital will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months.

Debentures, Short Term and Long Term Borrowings

Convertible Debentures

On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures due and payable in quarterly installments from December 2007 through December 2009 (the “Debentures”). Interest is due quarterly with the interest rate fixed to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option.

At the issuance date, the Debentures were convertible by the holder at any time into 1,315,789 common shares at a price of $19.00 per share. We also issued 394,737 warrants in connection with the issuance of the Debentures, these had an exercise price of $19.00 at the issuance date. The exercise price, number of convertible shares and warrants are subject to adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price of $19.00 per share.

In June 2007 Maxwell sold a total 1.15 million shares at a price below $19.00 which caused an adjustment to the price and number of warrants and convertible debenture shares relating to the convertible debt. The price for the warrants and convertible shares was adjusted to $18.47 along with an increase of warrants of 11,399 to 406,136 and the convertible debenture shares increased by 37,999 to 1,353,788 shares.

The Debentures are convertible by the holder at any time into common shares however after eighteen months from the issue date, Maxwell may require that a specified amount of the principal of the Debentures be converted if certain conditions are satisfied for a period of 20 consecutive trading days. The warrants issued in connection with the issuance of the Debentures are exercisable at any time through December 20, 2010. No warrants had been exercised as of June 30, 2007.

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at March 31, 2007 and their fair value on June 30, 2007 using a Black-Scholes calculation. The fair value of the holder’s and Maxwell’s conversion rights (excluding warrants) at June 30, 2007 was $4.4 million, which is included in “Convertible debentures and long-term debt” on the balance sheet. The effect of the fair market value adjustment to warrants, the holders and Maxwell’s conversion rights for the three months ended June 30, 2007 was a $1.4 million loss, which is recorded as “Gain (loss) on embedded derivative liabilities and warrants.”

As long as Debentures are outstanding, the Company is required to maintain a cash balance in excess of $8.0 million. This amount is classified as restricted cash at June 30, 2007 and December 31, 2006.

Short-term borrowings

In April Maxwell SA, our European subsidiary, received a 2.0 million Swiss Francs (approximately $1.6 million as of June 30, 2007) short term loan with a Swiss bank. Borrowings under the credit agreement bear annual interest at 4.05% with repayment terms less than 12 months from the date of funding. Borrowings under the credit agreement are unsecured and as of June 30, 2007, the full amount of the credit line was drawn.

Maxwell SA, has a 2.0 million Swiss Francs (approximately $1.6 million as of June 30, 2007) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 3.95% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of June 30, 2007, the full amount of the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $814,000 as of June 30, 2007) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear annual interest at 3.4%. Borrowings under the credit agreement are unsecured and as of June 30, 2007, $773,000 was drawn on the overdraft credit line. The agreement requires our Swiss subsidiary to maintain a minimum equity amount of 5.0 million Swiss Francs; we were in compliance with this covenant as of June 30, 2007.

Long-term borrowings

Maxwell, SA has a term loan with a maximum draw of 1.2 million Swiss Francs, (approximately $936,000 as of June 30, 2007), for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of June 30, 2007 approximately $374,000 was outstanding. The weighted average annual interest rate on the funds borrowed at June 30, 2007 was 4.2%.

Maxwell, SA has a lease agreement for the acquisition of manufacturing equipment up to an amount of 1.5 million Swiss Francs (approximately $1.2 million as of June 30, 2007). Under this lease agreement borrowings are for a minimum purchase of 250,000 Swiss Francs and the lease is secured by the equipment being purchased. The leasing fee is 2.22% of the acquisition price plus VAT and a residual value of .5% of the acquisition price. Equipment suppliers are paid directly by the bank with interest payable at a rate of 6.75% per annum until the entire amount has been borrowed at which time the lending arrangement converts to a lease. As of June 30, 2007 $1.1 million of this credit agreement had been paid to suppliers.

We secured a $1.0 million loan from a U.S. bank for capital equipment purchases, subject to a three-year repayment period. The agreement bears interest at the US Government Treasury Note rate plus 825 basis points. As of June 30, 2007, $672,000 of the loan was drawn.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FASB No. 109, Accounting for Income Taxes, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007.

Revenue Recognition

We derive our revenue from the sale of manufactured products directly to customers. For certain long-term contracts revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitors design. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities, or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. If a volume discount is offered revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return. Revenue on fixed price government contracts is recognized at the time costs are incurred and is calculated on a percentage of completion basis, in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs. The Company recognizes revenue that relates to specific deliverables, in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This revenue involves a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract, obligates the manufacturer to source ultracapacitor electrode material from Maxwell, the agreement has no general right of return and allows for no refunds.

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

Inventory

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Inventory written down to market establishes a new cost basis and its value can not be subsequently increased based upon changes in underlying facts and circumstances.

Excess and Obsolete Inventory

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

Pension

The Company accounts for the retirement plan for its Swiss subsidiary as a defined benefit pension plan under SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost.

This plan is implemented under the terms of the plan as required by Swiss law. Management believes that the Swiss plan is adequately funded and future payments do not appear significant based on the current funding status of the plan.

The Swiss pension is similar to our U.S. defined contribution plan (401K) since the Company does not have any access to this asset, approximately one half of the assets are contributed by the employees, and the plan is regulated by the Swiss Government. The Company does not have any access or rights to this pension asset. The pension asset is being reported to comply with accounting pronouncements that require us to disclose the amount on our balance sheet.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Francs) revenue and operating expenses as well as loans. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. The Company has certain long term contracts in a currency other than U.S. dollars. A change of 100 basis points in the customers local currency would impact the value of the contract by approximately $163,000. We do not hedge our currency exposures.

Interest Rate Risk

At June 30, 2007, we had approximately $31.5 million in debt, of which $18.6 million is classified as long-term debt. We do not anticipate significant interest rate swings in the near future; however, if they do occur it may affect the consolidated balance sheet or statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would have a $315,000 effect on our related interest expense.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2007, third parties manage approximately $698,000 of the investment portfolio under guidelines approved by the Company’s Board of Directors. The balance of our cash is invested in money market accounts with banks. A 100 basis point change in the interest rate on our marketable securities would not have a material effect on our interest income.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were not effective as of June 30, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure the information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. As of the end of the period covered by this report, the Company’s management, including our principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act.

Based on this evaluation our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as a result of the unremediated material weakness relating to certain internal controls, surrounding the accounting for income taxes, further outlined below. To address this control weakness, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Controls over Financial Reporting

Other than as noted above in this Item 4, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d – 15(f) under the Exchange Act) during the last fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In October 2006, Maxwell filed a patent infringement lawsuit against Nesscap in the United States District Court for the Southern District of California seeking monetary damages and an injunction to stop Nesscap’s sales of infringing products. In April 2007 a U.S. district judge granted a preliminary injunction to bar Nesscap’s making, using, selling or offering to sell its prismatic ultracapacitors in the United States while the litigation is pending. Nesscap filed an appeal staying the injunction. The court has denied Nesscap’s appeal to the injunction.

In December 2006, Nesscap filed a lawsuit against Maxwell in United States District Court in the District of Delaware claiming Maxwell has infringed Nesscap’s patented intellectual property. In April 2007, at Maxwell’s request this lawsuit was moved to the same district court in San Diego where Maxwell filed its action in October 2006.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2007 there were no sales of unregistered securities. The Company sold 1.15 million shares of common stock that had been previously reported on Form 8-K with the SEC. Additionally, the Company has issued or sold new registered common stock shares for its ESPP, employees exercising stock options or vesting of restricted stock previously noted in this document.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual meeting of Stockholders of Maxwell Technologies Inc. was held May 3, 2007. At the meeting, stockholders elected three Class II directors to serve on the Board of Directors until the 2010 Annual Meeting of the Stockholders or until their successors have been duly elected and qualified.

The three directors elected at the meeting were Mark Rossi, Burkhard Goeschel and Jean Lavigne. The votes cast for the three elected directors were as follows:

NAME	Votes For	Votes Withheld
Mark Rossi	13,023,847	100,774
Burkhard Goeschel	13,030,407	94,214
Jean Lavigne	10,017,946	3,106,675

The second matter voted on by the Stockholders of Maxwell Technologies, Inc. was the ratification of the appointment of McGladrey & Pullen LLP as the Company’s independent auditors for the 2007 fiscal year. The votes cast were as follows:

Votes For	Votes Against	Abstain
12,963,210	34,688	126,723

The final matter voted on by the Stockholders of Maxwell Technologies, Inc. was the approval of an increase of the 2005 Omnibus Equity Incentive Plan from 750,000 to 1,750,000 shares. The votes cast were as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
5,579,866	3,263,895	113,186	4,167,674

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Transition agreement effective as of July 23, 2007 by and between the Company and Richard D Balanson. *

10.2	Employment agreement effective as of July 23, 2007 by and between the Company and David S. Schramm. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David Schramm
David Schramm President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Tim T. Hart
Tim T. Hart Vice President – Finance, Treasurer, Chief Financial Officer and Secretary