Form 10-Q
period 2007-09-30
MAXWELL TECHNOLOGIES INC
filed 2007-11-06
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission files number 1-15477

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

The number of shares of the registrant’s Common Stock outstanding as of November 2, 2007 is 20,385,993 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2007

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three and nine month periods ending September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2007 and 2006, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Actual results could differ from those estimates and operating results for the three and nine month periods ended September 30, 2007 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2007.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$9,693	$8,159
Investments in marketable securities	—	3,228
Trade and other accounts receivable, net	13,466	9,749
Inventories, net	14,807	14,894
Prepaid expenses and other current assets	1,521	1,596

Total current assets	39,487	37,626
Property and equipment, net	14,525	13,621
Other intangible assets, net	2,947	1,395
Goodwill	20,590	19,786
Prepaid pension asset	11,368	10,371
Restricted cash	8,000	8,000
Other non-current assets	525	870

	$97,442	$91,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,211	$9,383
Accrued warranty	682	795
Accrued employee compensation	2,455	2,543
Short-term borrowings and current portion of long-term debt	16,405	5,688
Deferred tax liability	392	392
Net liabilities of discontinued operations	—	63

Total current liabilities	30,145	18,864
Deferred tax liability	2,156	2,545
Convertible debentures and long-term debt, excluding current portion	14,613	22,527
Stock warrants	1,231	1,850
Other long-term liabilities	428	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 18,856 and 17,261 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,886	1,726
Additional paid-in capital	156,799	141,294
Accumulated deficit	(118,963)	(104,361)
Accumulated other comprehensive income	9,147	7,224

Total stockholders’ equity	48,869	45,883

	$97,442	$91,669

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Products	$14,218	$13,517	$39,843	$37,636
License fee	—	494	553	1,109

Total revenues	14,218	14,011	40,396	38,745
Cost of sales	10,872	11,271	30,945	30,132

Gross profit	3,346	2,740	9,451	8,613
Operating expenses:
Selling, general and administrative	4,128	4,264	14,201	12,439
Research and development	2,637	2,427	8,548	7,017
Amortization of other intangibles	64	19	148	57
Loss (gain) on disposal of property and equipment	—	—	52	(66)

Total operating expenses	6,829	6,710	22,949	19,447

Loss from operations	(3,483)	(3,970)	(13,498)	(10,834)
Interest expense net	(295)	(156)	(924)	(227)
Amortization of debt discount and prepaid costs	(904)	(904)	(2,712)	(2,712)
Gain (loss) on embedded derivatives and warrants	2,120	50	2,193	(3,050)
Other income (loss), net	217	(2)	422	(100)

Loss from continuing operations before income taxes	(2,345)	(4,982)	(14,519)	(16,923)
Income tax (benefit) provision	266	13	108	177

Loss from continuing operations	(2,611)	(4,995)	(14,627)	(17,100)
Loss from discontinued operations, net of tax	—	(361)	—	(28)

Net loss	$(2,611)	$(5,356)	$(14,627)	$(17,128)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.13)	$(0.29)	$(0.82)	$(1.01)
Loss from discontinued operations, net of tax	—	(0.02)	—	(0.00)

Net loss per share	$(0.13)	$(0.31)	$(0.82)	$(1.01)

Shares used in computing basic and diluted net loss per share	18,488	16,981	17,774	16,822

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006 (Revised)
Operating activities:
Net loss	$(14,627)	$(17,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,059	2,811
Amortization	248	154
Amortization of debt discount and prepaid fees	2,712	2,712
Loss (gain) on embedded derivative liabilities	(2,193)	3,050
Pension benefit	(773)	(600)
Stock based compensation	2,574	2,339
Loss (gain) on sale of property and equipment	52	(66)
Shares issued for interest expense	397	—
Provision for losses on accounts receivable	20	100
Changes in operating assets and liabilities:
Trade and other accounts receivable	(3,367)	(4,303)
Inventories	265	(5,709)
Prepaid expenses and other assets	(1,641)	(501)
Deferred income taxes	(389)	—
Accounts payable and accrued liabilities	446	3,300
Accrued employee compensation	(133)	198
Other long-term liabilities	409	—
Net liabilities of discontinued operations	—	(433)

Net cash used in operating activities	(12,941)	(14,076)

Investing activities:
Purchases of property and equipment	(3,666)	(4,563)
Proceeds from sale of property and equipment	21	66
Maturities of marketable securities	3,228	2,312
Purchases of marketable securities	—	(9,451)

Net cash used in investing activities	(417)	(11,636)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(4,055)	(3,370)
Proceeds from long-term and short-term borrowings	5,830	4,115
Retirement of shares	(246)	(368)
Net proceeds from issuance of Company stock	12,987	4,235

Net cash provided by financing activities	14,516	4,612

Increase (decrease) in cash and cash equivalents	1,158	(21,100)
Effect of exchange rate changes on cash and cash equivalents	376	286

Increase (decrease) in cash and cash equivalents	1,534	(20,814)
Cash and cash equivalents, beginning of period	8,159	25,760

Cash and cash equivalents, end of period	$9,693	$4,946

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

Maxwell operates as a single operating segment, High Reliability, which is comprised of two locations (San Diego, California and Rossens, Switzerland) and three product lines:

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

Cash and Cash Equivalents, Investments in Marketable Securities

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, bank certificates of deposit; commercial paper and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized no net realized gains in the nine months ended September 30, 2007 or for the year ended December 31, 2006. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at September 30, 2007 and December 31, 2006 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
As of September 30, 2007:
Corporate Debt Securities, Maturing within 1 year	$—	$—	$—

Total	$—	$—	$—

As of December 31, 2006:
Bank Certificates of Deposit, Maturing within 1 year	$550	$—	$550
Commercial Paper, Maturing within 1 year	995	—	995
Corporate Debt Securities, Maturing within 1 year	1,682	1	1,683

Total	$3,227	$1	$3,228

Revenue Recognition

We derive revenue from the sale of manufactured products directly to customers. For certain long-term contracts revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitors design. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities, or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return.

Revenue on fixed price government contracts is recognized at the time costs are incurred and is calculated on a percentage of completion basis, similar to contract accounting under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor. In prior years, certain continuing and discontinued segments involved revenues from both long-term and short-term fixed price contracts and cost plus contracts with the U.S. Government directly or through a prime contractor. Those revenues, including estimated profits, were recognized at the time the costs were incurred and included provisions for any anticipated losses. These contracts are subject to rate audits and other audits, which could result in the reduction of revenue in excess of estimated provisions. In turn, this could increase losses for the periods in which any such reduction occurs.

We recognize revenue that relates to specific deliverables, in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This revenue involves a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract, obligates the manufacturer to source ultracapacitor electrode material from Maxwell, the agreement has no general right of return and allows for no refunds.

For contract research and development arrangements that contain up-front or milestone-based payments, we recognize revenue using the proportional performance method based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the contract. Revenue recognition computed under this methodology is compared with the amount of non-refundable cash payments received or contractually receivable at the reporting date and the lesser of the two amounts is recognized as revenue at each reporting date. The proportional performance methodology applied by the Company, utilizes an input based measure, specifically costs incurred to date, to determine proportional performance because we believe the use of an input measure is a reasonable surrogate of proportional performance compared to an output based measure, such as milestones. Amounts billed in advance are recorded as deferred revenue on the balance sheet. Since payments received are generally non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received not previously recognized as revenue.

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

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator
Basic:
Loss from continuing operations	$(2,611)	$(4,995)	$(14,627)	$(17,100)
Loss from discontinued operations, net of tax	—	(361)	—	(28)

Net loss	$(2,611)	$(5,356)	$(14,627)	$(17,128)

Denominator
Basic:
Weighted average shares outstanding	18,488	16,981	17,774	16,822
Diluted:
Effect of dilutive securities:
Common stock options and restricted stock awards	—	—	—	—

Total weighted average common shares outstanding	18,488	16,981	17,774	16,822

Basic and diluted net loss per share:
Loss from continuing operations	$(0.13)	$(0.29)	$(0.82)	$(1.01)
Loss from discontinued operations, net of tax	—	(0.02)	—	(0.00)

Basic and diluted net loss per share	$(0.13)	$(0.31)	$(0.82)	$(1.01)

For the three and nine month periods ended September 30, 2007 and 2006, incremental equivalent shares under common stock options and restricted stock awards of 851,244 and 886,196 for 2007, and 1,104,472 and 1,133,298 for 2006, respectively, and the shares issuable on conversion of convertible debentures and the warrants for the three and nine month periods ended September 30, 2007 and 2006 have also been excluded in the computation of dilutive earnings per share as their impact would have been anti-dilutive.

Presentation of Cash Flows beginning with Net Loss.

Prior to the second quarter of fiscal 2007 we had presented the consolidated statement of cash flows beginning with loss from continuing operations rather than net loss. SFAS 95 Statement of Cash Flows prescribes the use of net loss. Beginning in the second quarter of fiscal 2007, in accordance with SFAS 95, the statement of cash flows starts with net loss. We have revised prior periods to be consistent with the current year presentation.

The individual lines revised in the consolidated statements of cash flows for the nine months ended September 30, 2006 are shown below:

(in thousands)

	Nine months ended September 30, 2006 as reported	Revisions	Revised Nine months ended September 30, 2006
Operating activities:
Loss from continuing operations	$(17,100)	$17,100	$—
Net Loss	$—	$(17,128)	$(17,128)
Net cash used in discontinued operations	$(461)	$461	$—
Net liabilities of discontinued operations	$—	$(433)	$(433)

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of “Statement of Financial Accounting Standards No. 109”, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007.

At the adoption date of January 1, 2007, we had $3.17 million of unrecognized tax benefits. Of the total unrecognized tax benefits at the adoption date, the entire amount of $3.17 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $3.17 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would impact the Company’s effective tax rate.

We do not anticipate that the amount of unrecognized tax benefits as of September 30, 2007 will significantly change within 12 months.

We recognize interest and penalties as a component of income tax expense.

We are subject to taxation in the United States, federal and various states and Switzerland. The tax years 2000 to 2006 are subject to examination by the major taxing jurisdictions in which the Company is subject.

Income Tax (Benefit) Provision

The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

Pending Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. We are currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 also includes an amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

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

	September 30, 2007	December 31, 2006
Inventories:
Raw material and purchased parts	$10,660	$10,452
Work-in-process	3,186	3,518
Finished goods	3,666	3,709
Inventory reserve	(2,705)	(2,785)

Net Inventory	$14,807	$14,894

Other Intangible Assets

Other Intangible Assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of September 30, 2007:
Developed core technology	$1,100	$(664)	$222	$658
Patents	2,759	(470)	—	2,289

Total Intangible Assets	$3,859	$(1,134)	$222	$2,947

Goodwill

The change in the carrying amount of goodwill from December 31, 2006 to September 30, 2007 is as follows (in thousands):

Balance at December 31, 2006	$19,786
Foreign currency translation adjustments	804

Balance at September 30, 2007	$20,590

Warranty Reserve

We provide product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. We accrue for the estimated warranty at the time of sale based on historical warranty expenses. The estimated warranty liability is calculated based on historical warranty expenses plus any known or expected warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the nine months ended September 30, 2007 and year ended December 31, 2006, respectively (in thousands):

	September 30, 2007	December 31, 2006
Accrued Warranty:
Beginning balance	$795	$632
Product warranty expense on sales	214	1,457
Charge to prior warranty expense/accrual	(257)	(213)
Settlement of warranties	(97)	(1,115)
Currency exchange adjustment	27	34

Ending balance	$682	$795

Stock sale and change in additional paid in capital

In November 2006 we filed an S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. During the nine months ended September 30, 2007 the Company’s additional paid in capital increased $15.5 million. The majority of this increase, $11.2 million, was from the sale of 1.15 million shares of common stock. The remainder of the increase was due to the sale of stock for the Company’s ESPP, the exercise of stock options and stock-based compensation and interest expenses.

Note 4 – Stock-Based Compensation

We have two active stock-based compensation plans as of September 30, 2007; the 2004 Employee Stock Purchase Plan (the “ESPP”) and the 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”) under which incentive stock options, non-qualified stock options and restricted stock awards are granted.

Employee Stock Options and Employee Stock Purchase Plan

The fair value of the ESPP shares to be purchased at the end of the offering periods that begin January 1 and July 1 is calculated for a 15% discount on the stock price; and by using the Black-Scholes valuation model for a call and put option attributes of ESPP, resulted in a total value of $4.36 and $6.06 per share for the offering period beginning July 1, 2007 and 2006, respectively and of $4.16 and $3.93 per share for the offering period beginning January 1, 2007 and 2006, respectively. Total compensation expense recognized for the ESPP for the three months ended September 30, 2007 and 2006 was $32,000 and $29,000, respectively. Total compensation expense recognized for the nine months ended September 30, 2007 and 2006 was $96,000 and $61,000, respectively.

Employee Stock Options Plan

The fair value of the stock based options is estimated using the Black-Scholes valuation model with the following assumptions:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Expected dividends	—	—
Expected volatility	52.3% – 49.8%	54.7% – 62.7%
Average risk-free interest rate	4.9% – 4.6%	4.4% – 5.0%
Expected term/life (in years)	4.57	5.1 – 6.2

The weighted-average grant date fair value of employee options granted during the three and nine months ended September 30, 2007 was $6.65 and $6.13 per share, respectively while the weighted-average grant date fair value for the three and nine months ended September 30, 2006 was $10.04 and $8.86 per share, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $175,000 and $1.2 million, respectively and for the three and nine months ended September 30, 2006 was $410,000 and $3.8 million, respectively.

As of September 30, 2007 there was $3.2 million of total unrecognized compensation cost related to nonvested stock options granted under the incentive plan. The cost is expected to be recognized over a weighted average period of 2.8 years. Compensation cost for employee options recognized in the three and nine months ended September 30, 2007 was $335,000 and $845,000, respectively while the expense recognized for the three and nine months ended September 30, 2006 was $260,000 and $794,000, respectively.

Restricted Stock Awards

For the three and nine months ended September 30, 2007 we recognized an expense of $177,000 and $1.6 million, respectively, while for the three and nine months ended September 30, 2006 the expense recognized was $407,000 and $1.5 million, respectively for compensation expense for restricted stock awards. Under FASB No. 123 (revised) Share-Based Payment (“SFAS 123R”) we determine the fair value at grant date and expenses that amount over the requisite service period. As prescribed under SFAS 123R we reassess the probability of achievement of milestones for each restricted stock award that was active and not earned as of September 30, 2007 and determined appropriate stock-based expense treatment under the SFAS 123R. The following table summarizes the activity under the restricted stock awards (in thousands, except for per share amounts):

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2007	193	$13.67
Granted	248	12.45
Vested	(70)	14.00
Forfeited	(13)	10.31
Non-vested at September 30, 2007	357	$12.88

The total grant-date fair value of restricted stock awards granted during the three and nine months ended September 30, 2007 was $1.4 million and $3.1 million, respectively, and for the three and nine months ended September 2006 was zero and $1.9 million, respectively. There were 17,000 and 70,000 shares vested during the three and nine months ended September 30, 2007 with a vest date fair value of $249,000 and $886,000, respectively. For the three and nine months ended September 30, 2006 there were 15,000 and 102,000 shares vested, respectively with a vest date fair value of $258,000 and $1.9 million, respectively. As of September 30, 2007 there was $1.9 million of total unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 1.6 years.

Compensation cost for restricted stock awards, employee stock options, ESPP and non-employee stock compensation included in Cost of sales; Selling, general and administrative; and Research and development is (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-Based Compensation Including Non-Employee, Expense Recognized:
Cost of sales	$122	$65	$250	$172
Selling, general and administrative	324	606	2,147	1,997
Research and development	96	39	177	170

Total Stock-Based Compensation Costs	$542	$710	$2,574	$2,339

Note 5 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss as reported	$(2,611)	$(5,356)	$(14,627)	$(17,128)
Foreign currency translation adjustment	1,962	(70)	1,701	1,268
Pension plan adjustment	—	—	224	—
Unrealized gain (loss) on securities	—	4	(2)	(1)

Comprehensive loss	$(649)	$(5,422)	$(12,704)	$(15,861)

We adopted SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) as reported in our Form 10-K for the year ended December 31, 2006. Upon adoption we misapplied the SFAS 158 pension adjustment of $2,801,000 as part of our Comprehensive Loss for the year ended December 31, 2006 which we presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive Loss. In the Statement we reported a total Comprehensive loss as of December 31, 2006 of $11,365,000 however we will revise this amount to $14,166,000 in our fiscal 2007 Form 10-K.

Note 6 – Legal Proceedings

In October 2006, Maxwell filed a patent infringement lawsuit against Nesscap in the United States District Court for the Southern District of California seeking monetary damages and an injunction to stop Nesscap’s sales of infringing products based on two of Maxwell’s patents. In April 2007, a U.S. district judge considered the first of the two patents and granted a preliminary injunction to prohibit Nesscap’s sale of infringing “prismtic” ultracapacitor products in the United States. Subsequently, Nesscap filed a motion to stay the preliminary injunction pending Nesscap’s appeal to the United States Court of Appeals for the Federal Circuit. The appeal court denied Nesscap’s motion. Maxwell posted an injunction bond and currently Nesscap is prohibited from making, using, selling or offering to sell its prismatic ultracapacitors in the United States while the litigation is pending. In August 2007, the district judge denied Maxwell’s motion for a preliminary injunction based on the second patent.

In December 2006 Nesscap filed a lawsuit against Maxwell in United States District Court in the District of Delaware claiming Maxwell has infringed Nesscap’s patented intellectual property. At Maxwell’s request this lawsuit was moved to the same district court in San Diego where Maxwell filed its initial action. Maxwell has filed a motion for a summary judgment of noninfringement, and a hearing is scheduled for the latter part of 2007.

The legal expenses associated with this lawsuit are capitalized, as management believes a favorable outcome is probable. Additionally, we believe the value of the intellectual property involved in the lawsuit will increase more than the costs associated with this lawsuit as a result of a successful outcome. As of September 30, 2007 we have capitalized a total of $1.8 million of legal costs which is included in other intangible assets in the condensed consolidated balance sheet.

Note 7 – Convertible Debentures

We issued a $25 million convertible debenture in 2005 and are accounting for the conversion option in the Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The discount attributable to the issuance date aggregate fair value of the conversion options, warrants and issuance costs totaling $9.2 million, is being amortized using the effective interest method over the term of the Debentures. For the three months ended September 30, 2007 and 2006, $904,000 and for the nine months ended September 30, 2007 and 2006, $2.7 million of the discount and prepaid fees were amortized and included in the condensed consolidated statement of operations.

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

In May 2007, Maxwell sold a total 1.15 million shares of common stock at a price below $19.00 which caused an adjustment to the price and number of warrants and convertible debenture shares relating to the convertible debt. The price for the warrants and convertible shares were adjusted to $18.47 along with an increase of warrants of 11,399 to 406,136 and increased convertible debenture shares by 37,999 to a total of 1,353,788 shares.

The holder’s and Maxwell’s conversion rights and the warrants were adjusted to their respective fair market values at September 30, 2007 using the adjusted price of $18.47 and adjusted number of convertible shares and warrants. The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at June 30, 2007 and their fair value on September 30, 2007 using the Black-Scholes pricing model.

Maxwell may require that a specified amount of the principal of the Debentures be converted if certain conditions are satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applies a Z factor, which is a theoretical measurement of the probability of this occurrence. The factor used as of September 30, 2007 and 2006 was 8.1% and 38.2%, respectively, for forced conversion of 50% of the conversion option at 135% of the exercise price and 1.5% and 23.6%, respectively, for forced conversion of the remaining conversion option at 175% of the exercise price.

The fair value of the warrants and embedded conversion option is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Convertible Debentures as of September 30,		Warrants as of September 30,
	2007	2006	2007	2006
Black-Scholes Assumptions:
Exercise price	$18.47	$19.00	$18.47	$19.00
Market price	$11.63	$20.34	$11.63	$20.34
Expected dividends	—	—	—	—
Expected volatility	54.9%	48.8%	52.4%	51.2%
Average risk-free interest rate	3.98%	4.61%	4.05%	4.60%
Expected term/life (in years)	2.2	3.2	3.2	4.2

The net fair value of the holder’s and Maxwell’s conversion rights at September 30, 2007 was $3.0 million which is included in “Convertible debentures and long-term debt” on the balance sheet. The fair value of the warrants at September 30, 2007 was $1.2 million and is included in “Stock warrants” on the balance sheet. The effect of the fair market value adjustment for the three months ended September 30, 2007 was a $2.1 million gain, which is recorded as “Gain (loss) on embedded derivatives and warrants.”

We are required to pay each holder of registrable securities related to the embedded conversion feature and warrants liquidated damages of 1.5% of the aggregate purchase price every 30th day after a maintenance failure of the registration of the securities. These damages continue each 30 days (pro rated) until the registration failure is cured. As of September 30, 2007, if the Company was not in compliance we would incur damages of $375,000 every 30 days until we cured the maintenance failure. In addition if the damages are not paid in 30 days after they are due we would incur interest of 1.0% per month on the outstanding damages. We do not accrue any liability for the penalty for not keeping the registration statement effective, as the outcome is not probable.

The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of September 30, 2007.

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

Components of the net periodic benefit (cost) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$(78)	$(54)	$(234)	$(160)
Interest cost	(106)	(78)	(317)	(231)
Expected return on plan assets	314	280	934	824
Prior service cost amortization	(9)	—	(25)	—
Net gain amortization	44	56	131	167

Net periodic benefit	$165	$204	$489	$600

Employer contributions of $116,000 and $92,000 were paid during the three months ended September 30, 2007 and 2006, respectively. Total employer contributions paid during the nine months ended September 30, 2007 and 2006 were $333,000 and $256,000, respectively. Additional employer contributions of approximately $104,000 are expected to be paid during the remainder of fiscal 2007.

Note 9 – Contingencies

We enter into indemnification agreements in the ordinary course of business in which the indemnified party is held harmless and is reimbursed for losses incurred from claims by third parties. In connection with divestitures of certain assets or businesses, the Company often provides indemnities to the buyer with respect to certain matters including, for example, environmental liabilities and unidentified liabilities related to periods prior to the disposition. Due to the uncertain nature of the indemnities, the maximum liability cannot be quantified. Liabilities for obligations are recorded where appropriate and when they are probable and can be reasonably estimated. Historically, the Company has not made significant payments for these obligations.

We were alerted to a possible defect in a product that we sourced from another manufacturer and resold to the customer. We have discussed this issue with both parties and have not determined what, if any, warranty exposure Maxwell may have, and therefore, we have not recorded any warranty reserve provision.

In April 2007, we were required to post a $700,000 bond before a court injunction of the patent infringement lawsuit against Nesscap was implemented. We purchased an injunction bond issued by a third party and we do not expect the bond to be called as we will comply with the underlying performance requirements.

Note 10 – Subsequent Event

On October 9, 2007 we offered for sale 1.3 million shares of common stock at a public offering price of $10.48, with an underwriting discounts and commission of $0.20 per share, the offering was underwritten by UBS Securities LLC. In addition, the Company granted UBS Securities LLC an over allotment option to purchase up to 195,000 additional shares which UBS subsequently exercised. The initial shares and the over allotment resulted in aggregate gross proceeds to the Company of $15.4 million and a total shares outstanding of 20,385,993.

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

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business. Subsequently, we provide a summary of some of the highlights from the nine months ended September 30, 2007, followed by a discussion of the different aspects of our business. We then proceed to discuss our results of operations for the three and nine month periods ended September 30, 2007 compared with the three and nine month periods ended September 30, 2006. This is followed by an analysis of changes in our balance sheet and cash flows and discussion of our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” We then review our critical accounting policies and new accounting pronouncements along with the impact of inflation on our business.

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

Highlights of the Quarter Ended September 30, 2007

We reported revenue of $14.2 million and a net loss for the three months ended September 30, 2007 of approximately $2.6 million, or $0.13 per diluted share, versus revenue of $14.0 million and a net loss of $5.4 million, or $0.31 per diluted share, for the three months ended September 30, 2006.

During the nine months ended September 30, 2007, we continued to focus on developing strategic alliances, introducing new products, increasing production capacity, reducing product costs, and increasing revenue. Some of these efforts are described below:

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

•

In July, we announced that the board of directors appointed David J. Schramm president and chief executive officer, replacing Richard D. Balanson, PhD, who will remain a part-time employee of the Company, functioning as a senior technical advisor.

•

In July we announced that our BOOSTCAP® ultracapacitor products have been certified by the official testing agency of the People’s Republic of China for energy storage applications in vehicles. The certification protocol included testing for electrical, mechanical, thermal, safety and lifetime performance.

•

In August we delivered our first space-qualified SCS750 single board computers (SBC) to Orbital Sciences Corp., prime contractor for NASA’s Glory earth sciences mission. The SBCs will manage payload data for Glory, a three-year mission that will investigate the composition of greenhouse gases and the effect of solar radiation on the earth’s environment.

•

In September we announced that we were awarded a contract by Mercedes Car Group to design and produce ultracapacitors for an advanced engineering hybrid-electric drive train program incorporating a braking energy recuperation system that enables it to increase fuel efficiency and reduce emissions.

•

In September we introduced a 75-volt BOOSTCAP® ultracapacitor module to provide a scaleable, cost-effective, low-maintenance solution to meet the backup power and power quality requirements of wind turbines and other renewable energy generation and industrial equipment applications.

•

In September we announced that Dantherm Power A/S, a leading developer of hydrogen and fuel cell-based power supply solutions, selected Maxwell’s BOOSTCAP® ultracapacitors as the short-duration “bridge power” element of its integrated uninterruptible power supply (UPS) systems for telecommunications and fiber broadband applications.

•

In October we announced that we won a contract valued at approximately $3 million from Astrium’s United Kingdom-based satellite unit to supply single board computers (SBC) for the European Space Agency’s (ESA) “Gaia” astronomy mission to survey more than a billion stars and other celestial bodies to trace the origin and evolution of the Milky Way Galaxy.

•

In October we announced the sale of 1.3 million shares of our common stock in a public offering underwritten by UBS Securities LLC, resulting in gross proceeds to the company of approximately $13.6 million. In addition, the company granted an over allotment option to purchase up to 195,000 additional shares.

•

In October UBS Securities LLC exercised its option to purchase an additional 195,000 shares of the Company’s common stock to cover over-allotments resulting in aggregate gross proceeds (including the initial 1.3 million shares) to the Company of $15.4 million.

Results of Operations and Financial Condition —Quarter Ended September 30, 2007 Compared with Quarter Ended September 30, 2006

The following table presents unaudited selected consolidated financial data (in thousands except per share amounts):

	Three Months Ended September 30,
	2007	2006
Revenue	$14,218	$14,011
Revenue % gain	1%	17%
Gross profit as a % of revenue	24%	20%
SG&A as % of revenue	29%	30%
R&D expense as % of revenue	19%	17%
Loss from continuing operations	$(2,611)	$(4,995)
Net Loss	$(2,611)	$(5,356)
Basic and diluted net loss per share	$(0.13)	$(0.31)

Net loss was $2.6 million, or $(0.13) per share, in the third quarter of fiscal 2007, compared with $5.4 million, or $(0.31) per share, in the same period one year ago. The $2.8 million improvement from the prior year period consists primarily of a $2.1 million gain on the embedded derivatives and warrants with the remaining change consisting of: $606,000 from increased gross profit and; $219,000 from an increase in other income which were offset by an increase of $253,000 in our income tax provision and $119,000 increase in operating expenses as compared with the same period one year ago.

Revenue

Revenue in the third quarter of fiscal 2007 increased 1% to $14.2 million, compared with $14.0 million in the same period one year ago. Revenue increased despite having no licensing revenue compared with the same period one year ago when we reported $494,000 in license fee revenue. Product revenue increased 5% or $701,000.

Based on our quarterly weighted-average calculation, the value of the Swiss Franc increased 3% to $0.8337 per U.S. dollar for the quarter ended September 30, 2007, up from $0.8088 per U.S. dollar for the same period one year ago. Fluctuation of foreign currency exchange rates increased revenue $344,000 in the third quarter of fiscal 2007.

Revenue mix by product line for the third quarter of 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Ultracapacitors	35%	43%
High-Voltage Capacitors	43%	38%
Microelectronic	22%	19%

Total	100%	100%

Gross Profit

Gross profit in the third quarter of fiscal 2007 increased 4% to 24% compared with 20% in the same period one year ago. The increase of gross profit is derived from two areas; $566,000 is from increased pricing and/or the reduction of costs of product and $40,000 from increased volume. An overall benefit in gross profit was due to the reduced costs as production of certain products moved to China. Specific cost reductions which include a decrease in scrap costs of approximately $128,000, purchase price variances decreased approximately $252,000 and freight expense decreased approximately $239,000. These savings were offset by an increase of approximately $230,000 in obsolescence expense. Additionally revenue and gross profit was negatively impacted by the absence of licensing revenue compared with $494,000 for the same period one year ago.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were 29% of revenue for the third quarter of fiscal 2007, which is down from 30% from the same period one year ago. The approximate $136,000 decrease from the prior year’s quarter includes an increase of $328,000 in labor; $103,000 in professional services; and $53,000 in expenses for our Shanghai office while these increases were offset by decreases of $282,000 for stock compensation expense; $217,000 in audit expense; and advertising expense $120,000.

Research & Development (R&D) Expense

Research and development (R&D) expenses were approximately $2.6 million for the third quarter of fiscal 2007 compared with approximately $2.4 million for the same period in 2006. As a percentage of revenues, R&D expense was 19% for the third quarter of fiscal 2007 and 17%, for the same period in 2006. The R&D expenditures increased due to additional facility expenses of $161,000, $57,000 in travel expense, and $166,000 in design and consulting assistance while these amounts were offset by a reduction in direct labor of $178,000. Our R&D spending continues to be a significant percentage of revenue and is focused mainly on BOOSTCAP® product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded an income tax provision of $266,000 for the third quarter of fiscal 2007 compared with approximately $13,000 for the same period in 2006. This provision is for our Swiss subsidiary’s operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

The following table presents unaudited selected consolidated financial data (in thousand except per share amounts):

	Nine Months Ended September 30,
	2007	2006
Revenue	$40,396	$38,745
Revenue % gain	4%	18%
Gross profit as a % of revenue	23%	22%
SG&A as % of revenue	35%	32%
R&D expense as % of revenue	21%	18%
Loss from continuing operations	$(14,627)	$(17,100)
Net Loss	$(14,627)	$(17,128)
Basic and diluted net loss per share	$(0.82)	$(1.01)

Net loss was $14.6 million, or $(0.82) per share, in the nine months ended September 30, 2007, compared with $17.1 million, or $(1.01) per share, in the same period one year ago. The $2.5 million improvement from the prior year’s period consists primarily of a $5.2 million improvement on the embedded derivatives and warrants compared with prior year. The remaining change consisting of: $838,000 from increased gross profit margin; $522,000 from an increase of other income and $69,000 reduction of our income tax provision. These improvements were offset by an increase of $3.5 million in our operating expenses compared with the same period one year ago.

Revenue

Revenue in the nine months ended September 30, 2007 increased 4% to $40.4 million, compared with $38.7 million in the same period one year ago. Revenue increased despite having a reduction of licensing revenue of $556,000 compared with the same period one year ago. Product revenue increased 6% or $2.2 million.

Based on our quarterly weighted-average calculation, the value of the Swiss Franc increased 3% to $0.8207 per U.S. dollar for the nine months ended September 30, 2007, up from $0.7939 per U.S. dollar for the same period one year ago. Fluctuation of foreign currency exchange rates increased revenue $1.1 million in the nine months ended September 30, 2007.

Revenue mix by product line for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Ultracapacitors	30%	34%
High-Voltage Capacitors	47%	45%
Microelectronic	23%	21%

Total	100%	100%

Gross Profit

Gross profit in the nine months ended September 30, 2007 increased 1% to 23% compared with 22% in the same period one year ago. The increase is derived from two areas; $548,000 from increased pricing and/or the reduction of costs of product and $364,000 from increased volume. An overall benefit in gross profit was due to the reduced costs as production of certain products moved to China. Specifically, cost reductions include scrap costs which decreased approximately $351,000, warranty repair costs decreased approximately $245,000, and obsolescence improved approximately $251,000. While conversely revenue and gross profit was negatively impacted by a reduction of $556,000 in licensing revenue compared with the same period one year ago.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were 35% of revenue for the nine months ended September 30, 2007, which is up from 32% from the same period one year ago. The approximate $1.8 million increase from the prior year period includes an increase of $1.2 million of labor; $223,000 of professional services; $150,000 of stock compensation; $80,000 of audit fees and $111,000 of expenses for our Shanghai office. These increases were offset by a decrease of $105,000 in advertising expense.

Research & Development (R&D) Expense

Research and development (R&D) expenses were approximately $8.5 million for the nine months ended September 30, 2007 compared with approximately $7.0 million for the same period in 2006. As a percentage of revenues, R&D expense was 21% for the nine months ended September 30, 2007 and 18% for the same period in 2006. Our R&D expenditures increased $1.5 million due to a $331,000 increase of facility expenses; $940,000 of design and consulting assistance and $231,000 of direct labor. Our spending continues to be a significant percentage of revenue and is focused mainly on BOOSTCAP® product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded an income tax provision of $108,000 for the nine months ended September 30, 2007 compared with approximately $177,000 for the same period in 2006. This provision is for our Swiss subsidiary’s operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $17.7 million in cash, cash equivalents and restricted cash.

We have a 1.2 million Swiss Francs (approximately $987,000) term loan from a Swiss bank for capital equipment purchases; approximately $395,000 of that facility was outstanding as of September 30, 2007. We have a 1 million Swiss Francs (approximately $859,000) line of credit with another Swiss bank for working capital; approximately $816,000 of the line was utilized as of September 30, 2007. We entered into a lease agreement in May 2006 for the acquisition of manufacturing equipment up to a maximum of 1.5 million Swiss Francs (approximately $1.3 million). The lease term is 48 months and $1.1 million of the credit agreement had been used to purchase equipment under this agreement as of September 30, 2007.

In November 2006, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125,000,000 of the Company’s common stock, warrants or debt securities. In May 2007 we sold 1,150,000 shares in a public offering resulting in gross proceeds to the Company of $11.5 million. In October, 2007 we sold 1,495,000 shares in a public offering resulting in gross proceeds to the Company of $15.4 million. The Company plans to use the proceeds for working capital and general corporate purposes.

Should additional funds be required, we have several options for raising capital. These include negotiations to eliminate the current restriction on $8 million of cash, a bridge financing, divesting of non-strategic assets, and/or a private placement or public offering of marketable securities to provide additional liquidity. We believe our current cash and the various options we have to raise additional capital will provide sufficient capital to fund our capital equipment and working capital requirements and potential operating losses for more than the next 12 months.

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

The Debentures are convertible by the holder at any time into common shares however after eighteen months from the issue date, Maxwell may require that a specified amount of the principal of the Debentures be converted if certain conditions are satisfied for a period of 20 consecutive trading days. The warrants issued in connection with the issuance of the Debentures are exercisable at any time through December 20, 2010. No warrants had been exercised as of September 30, 2007.

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion features at June 30, 2007 and their fair value on September 30, 2007 using a Black-Scholes calculation. The fair value of the holder’s and Maxwell’s conversion rights (excluding warrants) at September 30, 2007 was $3.0 million, which is included in “Convertible debentures and long-term debt” on the balance sheet. The effect of the fair market value adjustment to warrants, the holders and Maxwell’s conversion rights for the three months ended September 30, 2007 was a $2.1 million gain, which we record as “Gain (loss) on embedded derivative liabilities and warrants.”

As long as Debentures are outstanding, the Company is required to maintain a cash balance in excess of $8.0 million. This amount is classified as restricted cash at September 30, 2007 and December 31, 2006.

Short-term borrowings

In April Maxwell SA, our European subsidiary, received a 2.0 million Swiss Francs (approximately $1.7 million as of September 30, 2007) short term loan with a Swiss bank. Borrowings under the credit agreement bear annual interest at 4.40% with repayment terms less than 12 months from the date of funding. Borrowings under the credit agreement are unsecured and as of September 30, 2007, the full amount of the credit line was drawn.

Maxwell SA, has a 2.0 million Swiss Francs (approximately $1.7 million as of September 30, 2007) credit agreement with a Swiss bank. Borrowings under the credit agreement bear interest at 3.95% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of September 30, 2007, the full amount of the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $859,000 as of September 30, 2007) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear annual interest at 4.45%. Borrowings under the credit agreement are unsecured and as of September 30, 2007, $815,000 was drawn on the overdraft credit line. The agreement requires our Swiss subsidiary to maintain a minimum equity amount of 5.0 million Swiss Francs; we were in compliance with this covenant as of September 30, 2007.

Long-term borrowings

Maxwell, SA has a term loan with a maximum draw of 1.2 million Swiss Francs, (approximately $987,000 at September 30, 2007), for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. At September 30, 2007 approximately $395,000 was outstanding. The weighted average annual interest rate on the funds borrowed at September 30, 2007 was 4.2%.

Maxwell, SA had a lending arrangement which converts to a lease for the acquisition of manufacturing equipment up to an amount of 1.5 million Swiss Francs (approximately $1.3 million at September 30, 2007). The leasing fee is 2.22% of the acquisition price plus VAT and a residual value of .5% of the acquisition price. In July 2007 the lending arrangement converted to a lease with a total of 48 payments each 34,302 Swiss Francs, at September 30, 2007 the balance of the lease is $1.1 million.

We secured a $1.0 million loan from a U.S. bank for capital equipment purchases, subject to a three-year repayment period. The agreement bears interest at the US Government Treasury Note rate plus 825 basis points. At September 30, 2007, $593,000 of the loan was drawn.

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

Revenue Recognition

We derive revenue from the sale of manufactured products directly to customers. For certain long-term contracts revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitors design. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities, or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return.

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

We recognize revenue that relates to specific deliverables, in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This revenue involves a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract, obligates the manufacturer to source ultracapacitor electrode material from Maxwell, the agreement has no general right of return and allows for no refunds.

For contract research and development arrangements that contain up-front or milestone-based payments, we recognize revenue using the proportional performance method based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the contract. Revenue recognition computed under this methodology is compared with the amount of non-refundable cash payments received or contractually receivable at the reporting date and the lesser of the two amounts is recognized as revenue at each reporting date. The proportional performance methodology applied by the Company, utilizes an input based measure, specifically costs incurred to date, to determine proportional performance because we believes the use of an input measure is a reasonable surrogate of proportional performance compared with an output based measure, such as milestones. Amounts billed in advance are recorded as deferred revenue on the balance sheet. Since payments received are generally non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received not previously recognized as revenue.

Stock Compensation

We value stock compensation based on the fair value recognition provisions of revised Statement of Financial Accounting Standards No. 123 (revised) Share-Based Payment (SFAS 123R), which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of these awards over the requisite employee service period. The expense recognition provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date and awards subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Francs) revenue and operating expenses as well as loans. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. The Company has certain long term contracts in a currency other than U.S. dollars. A change of 100 basis points (or 1%) in the customer local currency would impact the value of the contract by approximately $173,000. We do not hedge our currency exposures.

Interest Rate Risk

At September 30, 2007, we had approximately $31.0 million in debt, of which $14.6 million is classified as long-term debt. We do not anticipate significant interest rate swings in the near future; however, if they do occur it may affect the consolidated balance sheet or statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would have a $310,000 effect on our related interest expense.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2007, we did not have any cash under the management of a third party.

Item 4.	Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were not effective as of September 30, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

In October 2006, Maxwell filed a patent infringement lawsuit against Nesscap in the United States District Court for the Southern District of California seeking monetary damages and an injunction to stop Nesscap’s sales of infringing products based on two on Maxwell’s patents. In April 2007 a U.S. district judge considered the first of the two patents and granted a preliminary injunction to prohibit Nesscap’s sale of infringing “prismtic” ultracapacitor products in the United States. Subsequently, Nesscap filed a motion to stay the preliminary injunction pending Nesscap’s appeal to the United States Court of Appeals for the Federal Circuit. The appeal court denied Nesscap’s motion. Maxwell posted an injunction bond and currently Nesscap is prohibited from making, using, selling or offering to sell its prismatic ultracapacitors in the United States while the litigation is pending. In August 2007, the district judge denied Maxwell’s motion for a preliminary injunction based on the second patent.

In December 2006 Nesscap filed a lawsuit against Maxwell in United States District Court in the District of Delaware claiming Maxwell has infringed Nesscap’s patented intellectual property. At Maxwell’s request this lawsuit was moved to the same district court in San Diego where Maxwell filed its initial action. Maxwell has filed a motion for a summary judgment of noninfringement, and a hearing is scheduled for the latter part of 2007.

We capitalize legal expenses associated with this lawsuit as management believes a favorable outcome is probable. Additionally, we believe the value of the intellectual property involved in the lawsuit will increase more than the costs associated with this lawsuit as a result of a successful outcome. As of September 30, 2007 we have capitalized a total of $1.8 million of legal costs which is included in other intangible assets in the condensed consolidated balance sheet.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2007 there were no sales of unregistered securities. The Company sold 1.15 million shares of common stock that had been previously reported on Form 8-K with the SEC. Additionally, the Company has issued or sold newly registered common stock shares for its ESPP, employees exercising stock options or vesting of restricted stock previously noted in this document.

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

Date: November 5, 2007	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David Schramm
David Schramm
President and Chief Executive Officer

Date: November 5, 2007	By:	/s/ Tim T. Hart
Tim T. Hart
Senior Vice President – Finance, Treasurer, Chief Financial Officer and Secretary