Form 10-K
period 2007-12-31
MAXWELL TECHNOLOGIES INC
filed 2008-03-03
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐  NO ☒

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2007 based on the closing price of the common stock on the NASDAQ Global Market was $126,736,106.

The number of shares of the registrant’s Common Stock outstanding as of February 25, 2008 was 20,458,938 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2008 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2007

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

Ultracapacitors

Ultracapacitors are used to enhance the efficiency and reliability of devices or systems that generate or consume electrical energy. They differ from other energy storage and power delivery products in that they combine rapid charge/discharge capabilities typically associated with film and electrolytic capacitors with energy storage capacity generally associated with batteries. Although batteries store significantly more electrical energy than ultracapacitors, they cannot deliver or absorb energy as rapidly and efficiently as an ultracapacitor. Conversely, although electrolytic capacitors can deliver bursts of high power very rapidly, they have extremely limited energy storage capacity, and therefore cannot sustain power delivery for as much as even a full second. Also, unlike batteries, which store electrical energy by means of a chemical reaction and experience gradual depletion of their energy storage and power delivery capability after a few thousand charge/discharge cycles, ultracapacitors’ energy storage and power delivery mechanisms involve no chemical reaction, so they can be charged and discharged hundreds of thousands to millions of times with minimal performance degradation. This ability to store energy, deliver bursts of power and perform reliably for many years with little or no maintenance makes ultracapacitors an attractive energy-efficiency option for a wide range of energy-consuming and generating devices and systems.

Based on potential volumes, we believe that the transportation industry represents the largest market opportunity for ultracapacitors. Transportation applications include braking energy recuperation and torque-augmentation systems for hybrid-electric buses, trucks and autos and electric rail vehicles, vehicle power network smoothing and stabilization and distributed power nodes to support various electronic subsystems, including power steering and brakes and electric air-conditioning.

Our ultracapacitor products have advanced to commercial production in transportation applications such as hybrid-electric transit buses and industrial electronics applications such as wind energy, telecommunications and automated utility meter reading systems. Other applications now in development include cold starting for trucks, autos and diesel generators and electrical system stabilization systems for autos.

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

High-Voltage Capacitors

High-voltage grading and coupling capacitors are used mainly in the electric utility industry. These devices prevent high-voltage arcing that can damage switches, circuit breakers, step-down transformers and other equipment that transmits, distributes or measures high-voltage electrical energy in electric utility infrastructure. The market for these products consists of expansion and upgrading of existing infrastructure and new infrastructure in developing countries. Such installations are capital-intensive and frequently are subject to regulation, availability of government funding and general economic conditions. For example, while North America has the world’s largest installed base of electric utility infrastructure, and is experiencing more frequent power interruptions and supply problems, utility deregulation, government budget deficits, and other factors have limited recent capital spending in what historically has been a very large market for utility infrastructure components. However, projects to meet growing demand for electrical energy in developing countries, such as China and India, continue to drive increasing global demand for high-voltage capacitors.

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

Business Strategy

Our primary objective is to significantly increase the company’s revenue and profit margins by creating and satisfying demand for ultracapacitor-based energy storage and power delivery solutions. To accomplish this, we are focusing on:

Establishing and expanding market opportunities for ultracapacitors by:

•	Collaborating with key existing and prospective customers in development of ultracapacitor-based solutions for strategic applications;

•	Demonstrating the efficiency and durability of our ultracapacitor products through extensive in-house and third party testing;

•	Integrating mathematical models for ultracapacitors into simulation software used by system designers;

•	Participating in a broad array of working groups, consortia and industry standards committees to disseminate knowledge of, and promote the use of, ultracapacitors; and

•	Manufacturing products that contain no heavy metals and are therefore more environmentally friendly than batteries.

Becoming a preferred ultracapacitor supplier by:

•	Being a low-cost producer and demonstrating ultracapacitors’ value proposition;

•	Designing and manufacturing products with “life-of-the-application” durability;

•	Building a robust supply chain through global sourcing;

•	Achieving superior performance and manufacturing quality while reducing product cost;

•	Developing and deploying enabling technologies and systems, including cell-to-cell and module-to-module balancing and integrated charging systems, among others;

•	Marketing high-performance, low-cost electrode material to other manufacturers; and

•	Establishing and maintaining broad and deep protections of key intellectual property.

We also seek to expand market opportunities and revenue for our high-voltage capacitors and radiation-mitigated microelectronic products. While these products have highly specialized applications, we are a technology leader in the markets they serve, and thus are able to sell our products at attractive profit margins. To maintain and expand this competitive position we are leveraging our technological expertise to develop new products that not only meet the demands of our current markets, but address additional applications. For example, our microelectronics group has successfully introduced a single-board computer (SBC) for the space and satellite market addressing an application that we did not previously serve. In March 2005, Northrop Grumman Space Technologies, prime contractor for the National Polar-orbiting Operational Environmental Satellite System, the U.S. government’s next generation weather satellite constellation, has selected the SCS750 for spacecraft control and data management; Orbital Sciences selected the SBS 750 to manage payload data for the National Aeronautics and Space Administration’s “Glory” earth sciences mission and took delivery of our first space-qualified SBCs in August 2007, and in October 2007, Astrium, a subsidiary of EADS, selected the SBS750 to process images gathered by a satellite it has contracted to produce for the European Space Agency’s “Gaia” astonomy mission.

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

Compared with batteries, which require minutes or hours to fully charge or discharge, ultracapacitors discharge and recharge in as little as fractions of a second. Although ultracapacitors store only about one-tenth as much electrical energy as a battery of comparable size, they can deliver or absorb electric energy up to 100 times more rapidly than batteries. Because they operate reliably through hundreds of thousands to millions of deep discharge cycles, compared with only hundreds to a few thousand equivalent cycles for batteries, ultracapacitors have significantly higher lifetime energy throughput, which equates to significantly lower cost on a life cycle basis.

We link our ultracapacitor cells together in packs and modules to satisfy energy storage and power delivery requirements of varying voltages. Both individual cells and multi-cell products can be charged from any primary energy source, such as a battery, generator, fuel cell, solar panel or electrical outlet. Virtually any device or system whose intermittent peak power demands are greater than its average continuous power requirement is a candidate for an ultracapacitor-based energy storage and power delivery solution.

Our ultracapacitor products have significant advantages over batteries, including:

•	efficient delivery of up to 100 times more instantaneous power;

•	significantly lower weight per unit of electrical energy stored;

•	the ability to discharge much deeper and recharge much faster and more efficiently, thus losing less energy to heat;

•	the ability to operate reliably and continuously in extreme temperatures (-40 degrees C to +65 degrees C);

•	minimal to no maintenance requirements;

•	“life of the application” durability; and

•	minimal environmental issues associated with disposal because they contain no heavy metals.

With no moving parts and no chemical reactions involved in their energy storage mechanism, ultracapacitors provide a simple, highly reliable, solid state-like solution to buffer short-term mismatches between power available and power required. Additionally, ultracapacitors offer the advantage of storing energy in the same form in which it is used, as electricity.

Emerging applications, including increasing use of electric power in vehicles, wireless communication systems and growing demand for highly reliable, maintenance-free, back-up power for telecommunication and industrial installations are creating significant opportunities for more efficient and reliable energy storage and power delivery products. In many applications, power demand varies widely from moment to moment, and peak power demand typically is much greater than the average power requirement. For example, automobiles require 10 times more power to accelerate than to maintain a constant speed, and forklifts require more power to lift a heavy pallet of material than to move from place to place within a warehouse.

Engineers historically have addressed such peak power requirements by over-sizing the engine, battery or other primary energy source to satisfy all of a system’s power demands, including demands that occur infrequently and may last only fractions of a second. Sizing a primary power source to meet such transient peak power requirements, rather than for average power requirements, is costly and inefficient. When primary energy sources are coupled with ultracapacitors, which can deliver or absorb brief bursts of high power on demand for periods of time ranging from fractions of a second to several minutes, the primary sources can be smaller, lighter and less costly.

The following diagram depicts the separation of a primary energy storage source from a peak power delivery component to satisfy the requirements of a particular application. Components that enable this separation allow designers to optimize the size, efficiency and cost of the entire electrical power system.

Peak Power Application Model

Although conventional batteries have been the most widely used component for both primary energy sourcing and peak power delivery, ultracapacitors, advanced batteries and flywheels now enable system designers to separate and optimize these functions. Based in part on our ultracapacitor products’ declining cost, high performance and “life-of-the-application” durability, they are becoming a preferred solution for many energy storage and power delivery applications.

We offer our BOOSTCAP® ultracapacitors in numerous form factors, ranging from postage stamp size 4-farad small cells rated at 2.5 volts, to cylindrical, 2.7-volt, 3,000-farad large cells that measure approximately two inches in diameter and six inches long. Applications such as hybrid-electric bus, truck and auto drive trains, electric rail systems and UPS systems require integrated modules consisting of up to hundreds of ultracapacitor cells. To facilitate adoption of ultracapacitors for these larger systems, we have developed integration technologies, including proprietary electrical balancing and thermal management systems and interconnect technologies. We have applied for patents for certain of these technologies. We offer a broad range of standard multi-cell packs and modules to provide fully integrated solutions for applications requiring up to 1,500 volts of power. Our current standard multi-cell products each incorporate from six to 48 of our large cells to provide “plug and play” solutions for applications requiring from 15 to 125 volts. In addition, they are designed to be linked together for higher voltage applications. Since 2005, we have introduced more than 30 new products, including several additional cell form factors and corresponding multi-cell packs and modules to better meet the diverse requirements of the automotive, transportation, industrial and consumer electronics markets.

The chart below describes a number of representative applications for our BOOSTCAP® ultracapacitors that are now in commercial production or are in the field-testing or prototyping and evaluation phase.

Market	Application	Stage of Commercialization
Telecommunications

Uninterruptible power supply systems (UPS)	Short-term “bridge” power in integrated systems using fuel cells for primary backup	Initial installations in service

Industrial Electronics

• Utility meters • Actuators • Memory boards • Telecommunications	Wireless communication Energy storage Back-up power Wireless base station power quality	Commercial production Commercial production Commercial production Commercial production

Energy Generation

• Wind turbines	Blade pitch systems to optimize wind energy generation efficiency	Commercial production

Fuel Cell Augmentation

• Stationary systems	Startup, bridge power and peak load buffering to reduce system size and cost	Commercial production

• Forklifts and other all-electric light mobility vehicles	Startup, braking energy recuperation and dynamic power for lifting	Commercial production

Transportation

• Hybrid-electric transit bus drive trains	Braking energy recuperation and reuse for torque augmentation	Commercial production

• Airplane door actuators	Backup power for emergency deployment if main power system fails	Commercial production

• Rail systems	Braking energy recuperation and reuse for electric train and tram propulsion (both stationary and onboard)	Commercial production

	Capacitive starting systems for diesel locomotives	Prototyping and evaluation by locomotive OEMs

• Automobile systems	Braking energy recuperation and reuse for torque augmentation in hybrid power trains	Prototyping and evaluation

	Distributed power nodes for all-electric power steering, braking and other subsystems	Prototyping and evaluation by auto manufacturers and Tier I subsystem OEMs

	Power network buffering to prevent malfunctions due to voltage sags	Initial series production design-in for 2010 model year

	After-market audio systems	Commercial production

• Diesel vehicles	Capacitive starting	Prototyping and evaluation by Tier 1 integrators and truck OEMs

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

We sell our high-voltage capacitor products to large systems integrators, such as Areva and Siemens AG, which install and service electrical utility infrastructure worldwide.

Radiation-Mitigated Microelectronic Products

Manufacturers of commercial and military satellites and other spacecraft require microelectronic components and sub-systems that meet specific functional requirements and can withstand exposure to gamma rays, hot electrons and protons and other environmental radiation encountered in space. In the past, microelectronic components and systems for such special applications used only specially fabricated radiation-hardened silicon. However, the process of designing and producing rad-hard silicon is lengthy and expensive, and there are only a few specialty semiconductor wafer fabricators, so supplies of rad-hard silicon are limited. Therefore, demand for space-qualified components made with higher-performance, lower-cost commercial silicon, protected by shielding and other radiation mitigation techniques, is growing. Producing our components and systems incorporating radiation-mitigated commercial silicon requires expertise in power electronics, circuit design, silicon selection, radiation shielding and extensive expertise in quality assurance testing.

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

Manufacturing

All of our internal manufacturing operations are conducted in production facilities located in San Diego, California, and Rossens, Switzerland. In addition, we have outsourced large cell ultracapacitor assembly to Belton Technology Group (Belton), a contract manufacturer based in Shenzhen, China. Over the past several years, we have made substantial capital investments to outfit and expand our internal production facilities and incorporate mechanization and automation techniques and processes. We have trained our manufacturing personnel in advanced operational techniques. We have also added information technology infrastructure and have implemented new business processes and systems to increase our manufacturing capacity and improve efficiency, planning and product quality. Our production facilities have been designed with flexible overhead power grids and modular manufacturing and equipment that allow factory operations to be reconfigured at minimal expense. With the completion of certain upgrades in 2007, and other upgrades and capacity expansions currently underway, along with our contract manufacturing relationship with Belton in China, we believe that we have sufficient capacity to meet near-term demand for all of our product lines.

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

Ultracapacitors

We produce ultracapacitor cells on production lines in both our San Diego and Rossens facilities, and have outsourced large cell ultracapacitor assembly to Belton, a contract manufacturer based in Shenzhen, China. In 2005, we completed installation of our first high-volume, fully automated manufacturing line for our 350- and 140-farad ultracapacitors in our Rossens facility. To reduce cost, simplify assembly and facilitate automation, we have redesigned our ultracapacitor products to incorporate lower-cost materials and to reduce both the number of parts in a finished cell and the number of manufacturing process steps required to produce them. Rather than further expanding our current ultracapacitor cell and multi-cell module assembly lines in San Diego and Rossens, we plan to outsource future additional increments of cell and module assembly capacity to countries with lower labor costs.

We produce electrode material for our BOOSTCAP® products, and for sale to other ultracapacitor manufacturers, such as Yeong-Long Technologies Co., Ltd., (YEC) and Shanghai Sanjiu Electric Equipment Company, Ltd. (Sanjiu) at our San Diego headquarters location. In 2007, we completed installation of an advanced carbon powder processing system as part of a major electrode capacity expansion that has enabled us to more than double previous electrode output without additional direct labor. This expansion gives us sufficient capacity to support both our current ultracapacitor production requirements and external electrode sales. As demand increases, additional increments of electrode production capacity can be added within a few months of placing an order with our current equipment vendor. We intend to continue producing this proprietary material internally, and do not contemplate licensing our particle packaging technology to ultracapacitor electrode customers or competing suppliers of such material.

In 2001, we installed an automated assembly line for our 4-farad and 10-farad small cell ultracapacitors in our San Diego production facility. This line can produce approximately 40,000 to 50,000 small cells per 24-hour production day, which is sufficient to meet our current and projected near term small cell production demand.

In 2003, we formed an ultracapacitor manufacturing and marketing alliance with YEC, a manufacturer of electrolytic capacitors headquartered in Taichung, Taiwan, with manufacturing and sales operations in mainland China. We entered into this alliance to accelerate commercialization of our proprietary BOOSTCAP® ultracapacitors in China, and to enhance Maxwell’s capabilities as a global supplier of ultracapacitors, with production facilities in North America and Europe, and access to facilities in Asia. This alliance allows YEC to produce and sell our ultracapacitor products on a royalty-bearing basis in the Chinese market. In 2006, we expanded our relationship with YEC to include supplying ultracapacitor electrode material produced in our San Diego manufacturing facility to YEC for incorporation into its own ultracapacitor products, and to assist YEC in establishing worldwide distribution and marketing.

High-Voltage Capacitors

We produce our high-voltage grading and coupling capacitors in our Rossens, Switzerland facility. We believe we are the only high-voltage capacitor producer that manufactures its products with automated winding, stacking and assembly processes. This enables us to produce consistent, high quality and highly reliable products, and gives us sufficient capacity to satisfy growing global customer demand. Using advanced demand-based techniques, we upgraded the assembly portion of the process to a “cell-based,” “just-in-time” design in 2004, doubling our production capacity without adding direct labor, and significantly shortening order-to-delivery intervals. This upgrade also enabled us to manufacture products for the capacitive voltage divider market, which we did not previously serve. We believe that penetrating this new market could enable us to materially increase our High-Voltage capacitor revenue.

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

Our radiation-mitigated microelectronics production operations include die characterization, packaging and electrical, environmental and life testing. As a result of manufacturing cycle time reductions and operator productivity increases achieved over the past several years, we believe that this facility is capable of doubling its current output without additional direct labor or capital expenditure, and therefore, that we have ample capacity to meet foreseeable demand in the space and satellite markets.

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

We design and conduct discrete marketing programs intended to position and promote each product line. These include trade shows, seminars, advertising, product publicity, distribution of product literature and Internet websites. We employ marketing communications specialists and outside consultants to develop and implement our marketing programs, design and develop marketing materials, negotiate advertising media purchases, write and place product press releases and manage our marketing websites.

We have an alliance with YEC to manufacture and market our proprietary small cell BOOSTCAP® ultracapacitor products in China. In addition, we sell electrode material both to YEC for incorporation into its own ultracapacitor products, and to Shanghai Sanjiu Electric Equipment Company, which has licensed our large cell technology and is introducing its own brand of ultracapacitor products in China.

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

High-Voltage Capacitors

Maxwell, through its acquisition in 2002 of Montena (renamed Maxwell Technologies SA) and its CONDIS® line of high-voltage capacitor products, is the world’s largest producer of high-voltage capacitors for use in electric utility infrastructure. Our principal competitors in the high-voltage capacitor markets are in-house production groups of certain of our customers and other independent manufacturers, such as the Coil Product Division of Trench Limited in Canada and Europe and Hochspannungsgeräte Porz GmbH in Germany. We believe that we compete favorably, both as a consistent supplier of highly reliable high-voltage capacitors, and in terms of our expertise in high-voltage systems design. Over the last ten years, our largest customer, has transitioned from producing its grading and coupling capacitors internally to outsourcing substantially all of its needs to us.

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

Research and Development

We maintain active research and development (“R&D”) programs to improve existing products and develop new products. For the year ended December 31, 2007, our research and development expenditures totaled approximately $11.3 million, compared with $10.1 million and $7.2 million in the years ended December 31, 2006 and December 31, 2005, respectively. In general, we focus our research and product development activities on:

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

Ultracapacitors

The principal focus of our ultracapacitor development activities is to increase power and energy density, extend operational life and substantially reduce product cost. Our ultracapacitor designs focus on low-cost, high-capacity cells in standard sizes ranging from 4-farads to 3,000-farads, and corresponding multi-cell modules based on those form factors. Since 2005, we have introduced more than 30 new products, with a goal of penetrating key strategic applications at multi-million unit volumes.

In 2005, we entered into an ultracapacitor technology research and development contract with the United States Advanced Battery Consortium (USABC). The USABC operates under the auspices of the U.S. Council for Automotive Research, an umbrella organization formed by Ford, General Motors and (formerly) DaimlerChrysler, to strengthen the technology base of the domestic auto industry through cooperative research. Over the term of this program, whose primary goal was development of low-cost, high-performance, ultracapacitor-based energy storage modules for applications in passenger vehicles, Maxwell received a total of approximately $3 million and $616,000 in matching funds from the U.S. Department of Energy in 2005 and 2006, respectively.

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

Intellectual Property

We place a strong emphasis on inventing proprietary processes and designs that significantly increase the value and uniqueness of our product portfolio, and on obtaining patents to provide the broadest possible protection for those products and related technologies. Our ultimate success will depend in part on our ability to protect existing patents, secure additional patent protection and develop new processes and designs not covered by the patents of third parties. As of December 31, 2007, Maxwell and its subsidiaries held 57 issued U.S. patents, had 99 U.S. patent applications pending and numerous provisional applications in process. Of the issued patents, 40 relate to our ultracapacitor products and technology and 17 relate to our microelectronics products and technology. Our subsidiary, PurePulse Technologies, Inc. (“PurePulse”), which suspended operations in 2002, holds 29 issued U.S. patents and has five pending U.S. patent applications. Our issued patents have various expiration dates ranging from 2010 to 2025.

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

Historically, our high-voltage capacitor products have been based on our know-how and trade secrets rather than on patents. We filed our first patent application covering our high-voltage capacitor technology in 2003, and we continue to pursue patent protection in addition to trade secret protection of certain aspects of our products’ design and production.

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

Financial Information by Geographic Areas

	Year ending December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Revenues from external customers located in:
United States	$17,195	30%	$18,307	34%	$20,576	45%
All other countries	40,166	70%	35,578	66%	24,861	55%

Total	$57,361	100%	$53,885	100%	$45,437	100%

Long-lived assets:
United States	$11,715	30%	$10,751	30%	$10,090	32%
Switzerland	27,676	70%	24,921	70%	21,696	68%

Total	$39,391	100%	$35,672	100%	$31,786	100%

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

Backlog

Backlog for continuing operations for the year ended December 31, 2007 was approximately $22.9 million, compared with $6.7 million as of December 31, 2006. Backlog consists of firm orders for products that will be delivered within 12 months.

Significant Customers

Sales to one customer amounted to approximately $10.6 million, or 18%, and $9.7 million, or 18%, of our total revenue for years ended December 31, 2007 and 2006, respectively.

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

Employees

As of December 31, 2007, we had 302 employees, consisting of 149 full-time, 1 part-time employee and 28 temporary employees in the U.S., and 111 full-time, 4 part-time and 9 temporary employees in Switzerland. We believe that approximately 30 percent of our employees in Switzerland are members of a labor union. Swiss law prohibits employers from inquiring into the union status of employees. We consider our relations with our employees to be good.

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

Facilities

Our San Diego headquarters and principal research, manufacturing and marketing facility occupies approximately 45,000 square feet under a renewable lease that expires in July 2010. We also occupy a 16,500-square-foot production annex in San Diego under a renewable lease that expires in November 2010. In addition, we lease research, manufacturing and marketing facilities occupying 68,620 square feet in Rossens, Switzerland, under a renewable lease that expires in December 2014 and we have an additional 5 year option thereafter. We believe that we have sufficient floor space to support forecasted increases in production volume and, therefore, that our facilities are adequate to meet our needs for the foreseeable future.

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

We have incurred net losses in our last nine fiscal years. We cannot assure you that we will become profitable in the foreseeable future, if ever. Even if we do achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period as a result of a number of factors, including but not limited to the following:

•	the amounts invested in developing, manufacturing and marketing our products in any period as compared with the volume of sales of those products in the same period;

•	increasing number of competitors and resulting price competition;

•	inability to manufacture our products at a cost level that supports adequate profit margins;

•	fluctuations in demand for our products by our OEM customers;

•	the prices at which we sell our products and services compared with the prices of our competitors and our product costs;

•	the timing of our product introductions may lag behind those of our competitors;

•	negative impacts resulting from acquisitions we have made or may make; and

•	future changes in financial accounting standards or practices.

In addition, we incur significant costs developing and marketing products based on new technologies and, in order to increase our market share, we have sold, and may in the future sell, our products at profit margins below those we ultimately expect to achieve. We have in the past, and may in the future, make a strategic decision to accept certain orders to sell products to a limited number of customers at prices below our manufacturing cost. Below-cost sales may significantly impact our operating results and cause these results to be below the expectations of securities analysts and investors, which may result in a decrease in the market value of our common stock.

We face risks selling products internationally which are or may become regulated by the US Government.

Our radiation mitigated microelectronic products are being classified as International Traffic in Arms Regulations (ITAR) which subject them to the licensing jurisdiction of the Department of State in accordance with the International Traffic in Arms Regulations (22 CFR 120 through 130) and are designated a defense article under Category XV(e) of the United States Munitions List. This means that all international sales of our radiation mitigated products require licensing, which makes our business more complex and may impact sales as follows: a) approval of the license may or may not be granted, b) the time between the receipt of an order and shipment of product may be increased, and c) sales could be reduced or lost entirely due to a customers preference of using non-ITAR regulated products. Additionally, we may be subject to new regulations that have a potential to impact sales or our products that we sell internationally or domestically.

We may enter into agreements and provide services before funding is approved or obtained.

We may provide services for projects before funding for such projects is approved or received. If funds are not received we would not recognize the revenue we anticipated to offset the expenses we incurred. We provide these goods or services knowing that there is a risk that we may not receive compensation. If funding is not eventually obtained, any capitalized expenses or inventory that is unique to the specific customer would be expensed, which could adversely impact our consolidated financial position, results of operations and cash flows.

A small number of customers account for a significant portion of our revenues.

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounts for more than 10% of our revenue. This customer accounted for approximately 18% of our revenues in 2007. If our relationships with our large customers were disrupted, we could lose a significant portion of our anticipated revenue. Factors that could influence our relationships with our customers include:

•	our ability to sell our products at prices that are competitive with competing suppliers;

•	our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers; and

•	our ability to produce and deliver a sufficient quantity of our products in a timely manner to meet our customers’ requirements.

Foreign currency exchange fluctuation risk

As a result of our extensive international operations and significant revenue generated outside the U.S., the dollar amount of our current and future revenues, expenses and debt may be materially affected by fluctuations in foreign currency exchange rates. If we are unable to manage these risks effectively, it could have a substantial impact on our consolidated financial position, results of operations and cash flow.

Our large cell ultracapacitors designed for transportation and industrial applications may not gain widespread commercial acceptance, which would adversely impact our growth opportunities, and our overall business prospects.

We have designed our large cell ultracapacitor products primarily for use in transportation and industrial applications. Currently, most of the major automotive companies are testing and developing alternative power sources to augment the current 12-volt electrical system or support the power requirements of hybrid drive systems. We believe our ultracapacitors provide an innovative alternative power solution for both of these applications, and we are currently collaborating technically with several automotive suppliers and auto companies regarding designing our ultracapacitors into their future products. However, the historic per unit cost of ultracapacitors has prevented ultracapacitors from gaining widespread commercial acceptance. In addition, there are other competing technologies such as advanced batteries, compressed gas and hydrolytic fluids as well as competing ultracapacitors. We believe that the long-term success of our ultracapacitor products will be determined by our ability to reduce the price of our products and outperform competing technologies, resulting in our ultracapacitors being designed into automotive electrical systems and the next generation of hybrid drive systems. If our ultracapacitor products fail to achieve commercial acceptance in the automotive and other transportation and industrial applications, our future revenues and growth opportunities will be adversely impacted and our overall business prospects will be significantly impaired.

We may be unable to produce our large cell ultracapacitors in commercial quantities or reduce the cost of production enough to be commercially viable for widespread application, which would adversely impact our revenues, operating results and growth opportunities and our overall business prospects.

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

It may also be difficult for us to solve management, technological, engineering and other problems, which may arise in connection with scaling up our manufacturing processes. These problems may include production volumes and yields, quality assurance, adequate and timely supply of materials and components and shortages of qualified management and other personnel. In addition, some of our products are now assembled by third parties. As we outsource assembly of our products, we face risks with respect to quality assurance, cost and the absence of close engineering support.

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

If we are unable to develop and market our products successfully, we may not achieve or maintain profitability. In recent years, we have introduced many of our products into commercial markets and, upon such introductions, we also must demonstrate our capabilities as a reliable supplier of these products. Some of our products are alternatives to established products or provide capabilities that do not presently exist in the marketplace. Our products are sold in highly competitive and rapidly changing markets. Our products’ success is significantly affected by their cost, technology standards, performance and reliability and end-user preferences. The success of our products also depends on a number of factors, including our ability to:

•	maintain engineering and marketing staffs sufficiently skilled to identify market opportunities and design new products;

•	identify and develop attractive markets for our new products and technologies and accurately anticipate demand;

•	develop appropriate sales and distribution channels;

•	develop and manufacture new products that we can sell at competitive prices, with adequate profit margins;

•	deliver products that meet our customers’ requirements for quality and reliability;

•	increase our manufacturing capacity and improve manufacturing efficiency to meet our customer demands while maintaining quality;

•	successfully respond to technological changes by improving our existing products and technologies;

•	demonstrate that our products have technological and/or economic advantages over competing products;

•	successfully respond to competitors that are more experienced, have significantly greater resources and have a larger base of customers; and

•	secure required raw materials in sufficient quantities and at prices required to manufacture and deliver competitive products.

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

Our product lines may be subject to increased competition, and this may limit our ability to increase or maintain our profit margins. If our competitors develop and commercialize products faster than we do, or commercialize products that are superior to or lower cost than our products, our commercial opportunities may be reduced or eliminated.

Market acceptance of our products depends on competitive factors, many of which are beyond our control. Competition in our markets is intense and has been accentuated by the rapid pace of technological development. Our competitors include large fully-integrated electronics companies. We may not be able to develop, fund or invest in one or more of our product lines to the same degree or as quickly as our competitors do. Many of our competitors have substantially greater research and development capabilities and financial, manufacturing, technological, marketing and sales resources than we do, as well as more experience in research and development, product testing, manufacturing, marketing and sales. These organizations also compete with us to:

•	attract parties for collaborations or joint ventures;

•	license proprietary technology that is competitive with our technology; and

•	attract and hire scientific, engineering and marketing talent.

Our competitors may succeed in developing and commercializing products earlier than we do. Our competitors may also develop products or technologies that are superior to or lower cost than ours, thus rendering our products, product candidates or technology obsolete or non-competitive. If we cannot successfully compete with new or existing products, our sales and revenue would suffer and we may not ever become profitable.

If our OEM customers fail to purchase our components or to sell sufficient quantities of their products incorporating our components, or if our OEM customers’ sales timing and volume fluctuates, it could prevent us from achieving our sales and market share goals.

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, make up a large portion of our revenues. For example, we have one customer that accounted for approximately 18% of our revenue in 2007. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it could prevent us from achieving our sales targets and negatively impact our market share. Our OEM customers typically require a long development and engineering process before incorporating our products into their systems and products. This period of time is in addition to the time we spend on basic research and product development. As a result, we are vulnerable to changes in technology or end user preferences.

Our opportunity to sell our products to our OEM customers typically occurs at infrequent intervals, depending on when the OEM customer designs a new product or enhances an existing one. If we are not aware of an OEM’s product development schedule, or if we cannot provide components or technologies at the time that they are developing their products, we may miss sales opportunities that may not reappear for some time.

We may face product liability or warranty claims, either directly or indirectly through our customers, and we have limited experience with some of our products as to our potential liability.

We offer our customers a warranty for our products. Any product defects could, in turn, lead to defects in our customers’ products that incorporate our products. Defects in our products could give rise to warranty claims against us or to liability for damages including, in certain circumstances, liability for consequential damages. For example, as described elsewhere in this 10-K, in 2005 a customer brought to our attention a possible defect in a product that was produced for Maxwell under contract by another manufacturer and resold to the customer. Maxwell is currently a party to a legal proceeding in Germany that will determine whether or not a defect existed. In the event that it is determined that a defect did exist, Maxwell and/or the manufacturer could potentially be liable to the customer for damages. Defects in our products could also impair the market’s acceptance of our products. Any of these events could have a material adverse effect on our business and financial condition. We have limited experience with some of our products in evaluating the potential liability that could be created by claims under our warranties. If the claims made under such warranties exceed our warranty reserves, our results of operations and financial condition could be materially adversely affected. Additionally, warranty periods in some foreign countries are mandated by law. Changes in such laws may affect the adequacy of our warranty reserves.

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

Any negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a decrease in capital spending in the markets we serve. In particular, a downward cycle affecting the transportation and automotive, industrial, electric utility or aerospace markets would likely result in reduced demand for our products. In addition, if our customers’ own markets and financial performance decline, we may not be able to collect outstanding amounts due to us. Any such circumstances could harm our consolidated financial position, results of operations and cash flows.

If we are unable to protect our intellectual property adequately, such as in the Peoples Republic of China (PRC), we could lose our competitive advantage in the industry segments in which we do business.

Our success depends in part on establishing and protecting our intellectual property rights. If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the industry segments in which we do business. Although we protect our intellectual property rights through patents, trademarks, copyrights, trade secrets and other measures, these steps may not prevent infringement, misappropriation or other misuse by third parties. We have taken steps to protect our intellectual property rights under the laws of certain foreign countries, but our efforts may not be effective to the extent that foreign laws are not as protective as the laws of the U.S. For example, we have licensed designs for our patented ultracapacitor products to a company located in the PRC. Patent and other intellectual property rights receive substantially less protections in the PRC than is available in the United States. In addition, we face the possibility that third parties may “reverse engineer” our products to discover how they work and introduce competing products, or that third parties might independently develop products and intellectual property similar to ours.

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

Competing research and patent activity in our product areas is substantial. In October 2006, we filed a lawsuit alleging infringement of four of our patents by NessCap, a Korean competitor, and in December 2006, NessCap filed a lawsuit alleging that one of our products infringes one of NessCap’s patents. Although we do not believe that our products or proprietary rights infringe third parties’ rights, this infringement claim has been asserted against us, and additional claims could be asserted against us in the future. As in our dispute with NessCap, if we are forced to bring such claims or are subject to such claims by others, we face time-consuming, costly litigation that could potentially result in product shipment delays, damage payments or injunctions that could prevent us from making, using or selling infringing products. In addition, such litigation increases our operating expenses and adversely impacts our operating results. We may also be required to enter into royalty or licensing agreements on unfavorable terms as part of a judgment or settlement, which could negatively impact the amount of revenue derived from our products or proprietary rights.

Our reputation and ability to enter into alliances or other strategic arrangements may affect our success.

Our reputation is important to our growth and success. Since we have licensed our technology to others, our reputation may be affected by the performance of the companies to which we have licensed our technology. Our licenses may grant exclusivity with respect to certain uses or geographic areas. For example, we have granted licenses to YEC in Taiwan and Shanghai Sanjiu in China to manufacture and sell products based on our proprietary ultracapacitor designs. As a result, we will be dependent in part on the success of these licensees for success in China. We anticipate that future alliances may also be with foreign partners or entities. As a result, such future alliances may be subject to the political climate and economies of the foreign countries where such partners reside and operate. We cannot be certain that our alliance partners will provide us with the support we anticipate, that such alliances or other relationships will be successful in developing our technology for use with their intended products, or that any alliances or other relationships will be successful in manufacturing and marketing their products. Our international operations also are subject to certain external business risks such as exchange rate fluctuations, political instability or significant weakening of a local economy in which a foreign entity with which we have an affiliation operates or is located. Certain provisions of alliance agreements that are for our benefit may be subject to restrictions in foreign laws that limit our ability to enforce such contractual provisions. If these alliances are not successful our business and prospects could be negatively affected.

We face risks associated with marketing, distribution and sale of our products internationally and, if we are unable to manage these risks effectively, it could impair our ability to increase sales.

We derive a significant portion of our revenues from sales to customers located outside the U.S. We expect international sales to continue to represent a significant and increasing portion of our future revenue. As a result, our business will continue to be subject to certain risks, such as foreign government regulations, export controls, changes in tax laws, tax treaties, tariffs, freight rates and timely and accurate financial reporting from our international subsidiary.

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

In the past we entered into contracts that are subject to government audits, and the outcome of such audits may have a negative impact on our financial results.

If we are unable to attract and retain key personnel, we could lose our technological and competitive advantage in some product areas and business segments.

Since many of our products employ emerging technologies, our success depends upon attracting and retaining key technical and management personnel. Some of our scientists and engineers are the key developers of our products and technologies and are recognized as leaders in their area of expertise. The loss of such personnel could threaten our technological and competitive advantage in some product areas and product lines.

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

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which required us, starting in the first quarter of fiscal year 2006, to calculate compensation costs for stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as compensation expense in our statements of operations. Recognition of these expenses in our statements of operations will result in larger loss per share, which could negatively impact our future stock price. In addition, if we reduce our stock- based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Market rules, have created significant additional expenses for public companies. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, significantly increased general and administrative expenses and diversion of management time to such compliance activities. Our efforts to comply with section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations have required significant effort and resources, and resulted in significant cost to us. These efforts and expense are further increased because of our substantial international operations.

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

Our common stock is traded on the NASDAQ Global Market. The trading volume of our common stock each day is relatively low. This means that sales or purchases of relatively small blocks of stock can have a significant impact on the price at which our stock is traded. We believe that factors such as quarterly fluctuations in financial results, announcements of new technologies impacting our products, announcements by competitors or changes in securities analysts’ recommendations could cause the price of our stock to fluctuate substantially. These fluctuations, as well as general economic conditions such as recessions or higher interest rates, may adversely affect the market price of our common stock.

We may experience difficulty manufacturing our products, which would prevent us from achieving increased sales and market share.

We may experience difficulty in manufacturing our products in increased quantities, outsourcing the manufacturing of our products and improving our manufacturing processes. If we are unable to manufacture our products in increased quantities, or if we are unable reduce manufacturing cost by outsourcing assembly of our products or improve our manufacturing processes, we may be unable to increase sales and market share for our products and could also lose existing customers. We have limited experience in manufacturing our products in high volume, and our future success will depend on our ability to:

•	increase the quantity of the new products we manufacture while maintaining quality;

•	reduce our manufacturing costs to a level needed to produce adequate profit margins and avoid losses on committed sales agreements currently priced at below our product costs; and

•	design and procure additional automated manufacturing equipment.

It may also be difficult for us to solve management, technological, engineering and other problems, which may arise in connection with our manufacturing processes. These problems may include production volumes and yields, quality assurance, adequate and timely supply of high quality materials and components and shortages of qualified management and other personnel. In addition, we have elected to have some of our products manufactured by third parties, and outsourced manufacturing involves risks with respect to quality assurance, cost and the absence of close engineering support.

If the investors in our December 2005 financing convert their notes or exercise their warrants, it will have a dilutive effect upon our stockholders.

In December 2005 we issued notes and warrants to an institutional investor. Pursuant to the terms of the notes, the holders of such notes may convert the notes into shares of common stock at any time prior to their maturity at the Conversion Price, subject to adjustment upon specified events, including a price-based weighted average anti-dilution provision, and further subject to adjustment for stock splits, combinations or similar events specified in the notes. Subject to certain conditions, we can automatically convert the notes into common stock of the Company at the Conversion Price. Unless our shares of common stock trade at or above a weighted-average price of 115% of the then effective Conversion Price, we will be obligated to repay equal portions of the principal amount outstanding under the notes on a quarterly basis beginning two (2) years after the date of original issuance, provided that the holder may defer the receipt of any such payment for a period of up to two (2) years. As part of the transaction, we also issued to such investors warrants to purchase up to an additional 419,440 shares of our common stock at the Conversion Price, subject to anti-dilution provisions similar to the provisions set forth in the notes, and further subject to adjustment for stock splits, combinations or similar events.

The warrants became exercisable immediately after the closing date of the private placement and expire five (5) years from the date of issuance. If the investor converts the notes or exercises the warrants, we will issue shares of our common stock and such issuances will be dilutive to our stockholders. Because the Conversion Price may be adjusted from time to time in accordance with the provisions of the notes and the warrants, the number of shares that could actually be issued may be greater than the amount described above. In addition, if such institutional investors or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

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

As a result, the issuance of the notes may or will:

•	make it more difficult for us to obtain financing in the future for working capital, capital expenditures or other purposes;

•	make it more difficult for us to be acquired;

•	require us to dedicate a substantial portion of our cash flow from operations and other capital resources to debt service;

•	limit our flexibility in planning for, or reacting to, changes in our business; and

•	make us more vulnerable in the event of a downturn in our business or industry conditions.

If we are unable to satisfy our payment obligations under the notes or otherwise are obliged to repay the notes prior to the due date, we could default on such notes, in which case our available cash could be depleted, and our ability to fund operations could be materially harmed.

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

These provisions restrict management’s ability to operate our business in accordance with management’s discretion and could limit our ability to grow and compete. Our credit agreements also require us to comply with certain financial covenants and ratios. If we fail to comply with any of such financial covenants or ratios, or otherwise default under our credit agreements, the lenders under such agreements could:

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

We believe that in the future we will need a substantial amount of additional capital for a number of purposes, including the following:

•

to meet potential production volumes for our products, particularly our ultracapacitors, which may require high-speed automated production lines to achieve targeted customer volume and price requirements;

•	to expand our manufacturing capabilities and develop viable outsource partners and other production alternatives;

•	to fund our continuing expansion into commercial markets and compete effectively in those markets;

•	to develop new technology and cost effective solutions in our business; and

•	to acquire new or complementary businesses, product lines and technologies.

In December 2005, we raised approximately $23.7 million (net of offering expenses) through a private placement of convertible debentures and warrants to purchase shares of our common stock. During 2007, we have raised approximately $26.6 million (net of offering expenses) through the sale of our common stock pursuant to a shelf registration statement on Form S-3. However there can be no assurance that additional financing will be available to us on acceptable terms or at all. If adequate funds are not available when needed, we may be required to change or delay our planned growth, which could result in decreased revenues, profits and a loss of customers. The issuance of additional shares will result in dilution of our current stockholders. Further, if additional financing is accomplished by the issuance of debt, the service cost, or interest, will reduce net income or increase net losses and may also require the issuance of additional warrants to purchase shares of common stock.

The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.

As of December 31, 2007, we had approximately $218.7 million of federal tax and state tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: 1) our ability to generate future taxable income and 2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. The issuance of shares of our commons stock could cause an “ownership change.” Such transactions include the issuance of shares of common stock upon future conversion or exercise of outstanding options, warrants and convertible preferred stock.

The costs of litigation or third-party claims of intellectual property infringement may be significant and may negatively impact our operating results.

The company will defend its intellectual property and in doing so we may incur significant costs in such defense. We have in the past, and may in the future, make a strategic decision to file lawsuits against companies that we believe are utilizing our intellectual property without our permission. Litigation costs have been, and may continue to be, substantial, and if we do not prevail in our defense it may result in a decrease in the market value of our common stock. Also, the amount spent on our defense may be greater than the judgment that we might receive, which could have a negative impact on our operating capital.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have ongoing operations in San Diego, California and Rossens, Switzerland. Our San Diego headquarters and principal research, manufacturing and marketing facility occupies approximately 45,000 square feet under a renewable lease that expires in July 2010. We also occupy a 16,500-square-foot production annex in San Diego under a renewable lease that expires in November 2010. In addition, we lease research, manufacturing and marketing facilities occupying 68,620 square feet in Rossens, Switzerland, under a renewable lease that expires in December 2014 and we have an additional 5 year option thereafter. We believe that we have sufficient floor space to support forecasted increases in production volume and, therefore, that our facilities are adequate to meet our needs for the foreseeable future.

Over the past several years, we have made substantial capital investments to outfit and expand our internal production facilities and incorporate mechanization and automation techniques and processes. We have trained our manufacturing personnel in the necessary operational techniques including. With the completion of certain upgrades in 2007, and other upgrades and capacity expansions currently underway, along with our contract manufacturing relationship with Belton Technology Group in China, we believe that we have sufficient capacity to meet near-term demand for all of our product lines

Item 3. Legal Proceedings

In October 2006, Maxwell filed a patent infringement lawsuit against NessCap in the United States District Court for the Southern District of California seeking monetary damages and an injunction to stop NessCap’s sales of infringing products based on four of Maxwell’s patents. In April 2007, a U.S. District judge considered the first of the four patents and granted a preliminary injunction to prohibit NessCap from making, using, selling, or offering for sale its “prismatic” ultracapacitor products in the United States. Subsequently, NessCap filed a motion to stay the preliminary injunction pending its appeal to the United States Court of Appeals for the Federal Circuit. The appeal court denied NessCap’s motion. Maxwell posted an injunction bond to cover possible losses suffered by NessCap as a result of the injunction in the unlikely event that the Court renders a holding of non-infringement. The second, third, and fourth patent cases remain pending against NessCap’s products.

In December 2006, NessCap filed a lawsuit against Maxwell in the United States District Court in the District of Delaware claiming Maxwell has infringed NessCap’s patented intellectual property. Maxwell moved for an alternate forum and the lawsuit was transferred to the same district court in San Diego where Maxwell’s other claims are pending. Maxwell subsequently filed a motion for summary judgment asserting non-infringement of NessCap’s patents and a hearing was held in November, 2007. In December, 2007, the

Court denied Maxwell’s motion for summary judgment, deciding instead to wait until the Court considers additional briefing on the issue of patent claim interpretation. The Court set a hearing for this claim interpretation in April, 2008.

The legal expenses associated with these two lawsuits are capitalized, as management believes a favorable outcome is probable. Additionally, Maxwell believes that final rulings in favor of Maxwell will provide an increase in the value of the intellectual property involved substantial enough to outweigh the legal costs incurred to date. As of December 31, 2007 Maxwell has capitalized a total of $2.1 million of legal costs which is included in intangible assets in the consolidated balance sheet.

In 2005, a customer brought to our attention a possible defect in a product that was produced for Maxwell under contract by another manufacturer and resold to the customer. In an effort to resolve the matter, Maxwell’s subsidiary, Maxwell Technologies SA, initiated a legal proceeding in Germany in late 2007 against the product manufacturer. The suit is currently in the discovery phase during which time the allegedly defective product will be analyzed by an expert who is tasked with determining: (a) if there is a defect; and (b) if there is a defect, if the defect is one stemming from manufacturing or from operating conditions. The expert’s opinion is expected no earlier than June 2008. In the event that a determination is made that a defect exists, any potential liability would depend upon the nature of the defect and the actual amount of any damages would be determined in a subsequent legal proceeding. The matter is still in its preliminary stages. As a result we have not yet been able to determine what, if any, warranty exposure Maxwell may have, and therefore, we have not recorded any warranty reserve provision. We carry insurance that may cover a portion of, and up to the entire obligation that might ultimately arise from this matter.

In December 2007, Maxwell, along with more than 150 other defendants, was named in an environmental suit. The suit, Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC, et al., was filed by the plaintiffs in the United States District Court for the Central District of California alleging damages related to hazardous waste contamination of the plaintiffs’ land. The plaintiff alleges that a prior service provider of Maxwell’s improperly disposed of hazardous material. In January 2008, Maxwell joined and adopted the Motion to Dismiss filed by defendants Omega Chemical PRP Group LLC and Omega Chemical PRP Group. That motion is scheduled to be heard in March 2008. In the meantime, Maxwell’s outside counsel is conferring with co-defendants’ counsel concerning a potential joint defense agreement whereby related defendants can share information in an effort to reduce the cost of defending the suit.

Maxwell has been included in this suit as a result of an earlier suit that was settled in 1999. In that suit, Maxwell was a potentially responsible party (PRP) at a site a short distance from the current site. That suit was settled by Maxwell paying approximately $37,000. While Maxwell’s legal counsel cannot provide any assurance as to the likely outcome of this matter at this early stage, if any liability does arise out of this matter, Maxwell does not believe such liability would materially affect the financial position, results of operations, or cash flows of Maxwell in an adverse manner.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the NASDAQ Global Market under the symbol “MXWL” since 1983. The following table sets forth the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
Year Ended December 31, 2007
First Quarter	$16.20	$10.31
Second Quarter	15.18	10.91
Third Quarter	16.50	10.75
Fourth Quarter	12.24	7.46
Year Ended December 31, 2006
First Quarter	$19.70	$13.38
Second Quarter	22.21	16.88
Third Quarter	21.17	16.16
Fourth Quarter	19.65	12.42

As of February 22, 2008 there were 408 holders of record of our common stock. We believe that the number of beneficial owners of our common stock substantially exceeds this number.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2007 (the “Proxy Statement”), and is incorporated in this report by reference.

Stock Performance Graph

Item 6. Selected Financial Data

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31. This data is derived from the Company’s audited consolidated financial statements. During the year ended December 31, 2004, we completed the discontinuance of our Winding Equipment business segment, which we acquired in 2002. Therefore, the financial statements for fiscal 2004 and 2003 include the reclassification of the Winding Equipment business to discontinued operations. The adoption of SFAS No. 87 on January 1, 2003 resulted in a cumulative effect on an accounting change, net of tax of $878,000.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Continuing Operations:
Total revenue	$57,361	$53,885	$45,437	$32,212	$35,166
Loss from continuing operations	(15,733)	(16,300)	(6,254)	(9,808)	(6,212)
Income (loss) from discontinued operations, net of tax	—	(195)	(40)	733	(961)
Cumulative effect of accounting change, net of tax	—	—	—	—	878

Net loss	$(15,733)	$(16,495)	$(6,294)	$(9,075)	$(6,295)

Basic and Diluted Net Loss Per Share:
Loss from continuing operations	$(0.86)	$(0.97)	$(0.39)	$(0.67)	$(0.44)
Income (loss) from discontinued operations, net of tax	—	(0.01)	—	0.05	(0.07)
Cumulative effect of accounting change, net of tax	—	—	—	—	0.06

Net loss per share	$(0.86)	$(0.98)	$(0.39)	$(0.62)	$(0.45)

	As of December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Total assets	$108,280	$91,669	$88,464	$67,726	$63,013
Cash, cash equivalents, short-term investments in marketable securities and restricted cash	$30,214	$19,387	$34,456	$12,795	$11,307
Short-term borrowings and current portion of long-term debt	$16,472	$5,688	$1,695	$1,970	$1,851
Long-term debt excluding current portion	$13,544	$22,527	$22,212	$813	$—
Stockholders’ equity	$62,112	$45,883	$49,851	$52,791	$47,692
Shares outstanding	20,417	17,261	16,600	15,695	14,339

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. In addition, the discussion and the historical information contain forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment in determining the allowance for inventory and warranty reserves, bad debt allowance, allowance for deferred tax assets and tax expenses in the future. Our estimation of liquidity for fiscal year 2008 may be significantly different than our actual results. Negative changes in revenues will affect our estimation in cost of sales, research and development, selling, general and administrative and other aspects of our business.

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan. Next, we provide a summary of some of the highlights from the recently completed fiscal year, followed by a discussion of the different aspects of our business. We then proceed, on page 35, to discuss our results of operations for the year ended December 31, 2007 compared with the year ended December 31, 2006, and for the year ended December 31, 2006 compared with the year ended December 31, 2005. Thereafter, we provide an analysis of changes in our balance sheet and cash flows, and discuss our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” We also provide a discussion of our critical accounting policies, the impact of inflation on our business and new accounting pronouncements.

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

2007 Highlights

For 2007, we reported revenue of $57.4 million and a net loss of $15.7 million, or $0.86 per diluted share, versus revenue of $53.9 million and a net loss of $16.5 million, or $0.98 per diluted share for fiscal 2006.

During fiscal 2007, we continued to focus on developing strategic alliances, introduced new products, increased production capacity to meet future anticipated demand, reduced product costs, funded capital improvements, strengthened senior management and perfected production processes. Some of these efforts are described below:

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

•

In May, we announced the sale of 1.0 million shares of our common stock, with an over allotment option to purchase up to 150,000 additional shares in a public offering, resulting in gross proceeds to the Company of $11.5 million, which includes the entire over-allotment option.

•

In July, we announced the signing of a memorandum of understanding with Valeo, a Tier 1 supplier to automakers worldwide, covering a development collaboration to incorporate Maxwell’s BOOSTCAP® ultracapacitors in Valeo’s StARS+X, ‘stop-start’ and regenerative braking system.

•

In July, we announced that the board of directors appointed David J. Schramm president and chief executive officer, replacing Richard D. Balanson, PhD, who remains a part-time employee of the Company, functioning as a senior technical advisor.

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

•

In October we announced the sale of 1.5 million shares of our common stock, with an over allotment option to purchase up to 195,000 additional shares in a public offering underwritten by UBS Securities LLC. This resulted in gross proceeds to the company of approximately $15.4 million, which includes the entire over-allotment option.

•

In November we announced an alliance with Tianjin Lishen Battery Joint-Stock Co., Ltd., (Lishen) who is China’s leading producer of rechargeable lithium-ion batteries. We plan to manufacture and market novel “hybrid” energy storage products combining the companies’ respective ultracapacitor and lithium-ion battery technologies.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

The following table presents selected consolidated financial information (in thousands, except per share amounts):

	Year ended December 31,
	2007	2006
Revenue	$57,361	$53,885
Revenue percentage increase	6%	19%
Gross profit as a percentage of revenue	25%	23%
SG&A as percentage of revenue	33%	30%
R&D expense as percentage of revenue	20%	19%
Loss from continuing operations	$(15,733)	$(16,300)
Net loss	$(15,733)	$(16,495)
Basic and diluted net loss per share	$(0.86)	$(0.98)

Revenue

Revenue for the year ended December 31, 2007 increased $3.5 million, or 6%, from the prior year. The majority of the revenue increase came from the High-Voltage capacitors (HV) product line, which generated a 17% increase in sales from 2006. This increase was due to two factors: 68% of the increase was from increased sales of HV products, while the exchange rate from Swiss Franc to U.S. dollars represented 32% of the HV revenue increase. We anticipate revenue for HV products will continue to increase. However, we are facing challenges in sourcing certain raw materials necessary for production. We continue to explore various sourcing options for these raw materials. We are also adding production capacity in our Rossens plant in order to meet customer demand.

License revenue totaled $553,000 in 2007, down from $1.4 million in 2006. The reduction is due to the completion of the license agreement through which we provided ultracapacitor cell designs and manufacturing know-how to Shanghai Urban Eclectic Power Investment Development Corporation. We are now fulfilling the sourcing agreement through which we supply ultracapacitor electrode material to this customer. Although historically license revenue has been sporadic, Management believes that there are significant additional opportunities to generate revenue from our technology and know-how. The Company will continue to explore various opportunities in 2008, some of which include the licensing of our intellectual property unrelated to electrode fabrication, to battery companies for improvements in production processes and battery performance.

MicroElectronics (ME) revenue increased $656,000, or 5% from the prior year. The increase was due to a $2.0 million increase in sales volume of ME components, mostly for our new single board computers, which was offset by a $1.3 million decrease in sales for the NPOESS project. Revenue for the NPOESS project decreased due to funding limitations of the program. We expect ME revenue to increase in 2008 as additional NPOESS funding becomes available and as demand for our single board computer products continue to grow. However, accounting revenue recognition rules require deferring all revenue for shipments of single board computer products until the final “flight rated” boards have been shipped and acceptance from the customer is received. These revenue recognition rules will continue to make ME revenue fluctuate from period to period.

BOOSTCAP® product revenue decreased by $1.4 million, or 9% from the prior year. The decrease was primarily attributable to lower-than-forecasted sales during the first half of the year to our largest customer, a wind turbine OEM, and lower sales than in the prior year to a power systems integrator for incorporation into a telecommunications power quality application in Europe. Sales to our wind turbine OEM customer increased to the anticipated quarterly run rate in the second half of 2007, and are expected to continue at or above the end-of-year rate, which would result in higher sales in 2008 than in 2007. We also expect additional sales in 2008 for the telecommunication application described above. In addition, increased design-in activity for bus, truck and electric rail applications is expected to contribute to higher BOOSTCAP® revenue in 2008. However, in the past we have also experienced various delays from major customer’s internal production problems or their shortages of other key materials for their products unrelated to ultracapacitors. These and other issues are out of our control and could have a significant impact on 2008 revenue.

We continue to work with customers who are finding various applications for our BOOSTCAP® products in a multitude of devices and systems. In most cases, our customers carry out their assessment of our products in-house. However, in some situations, the customer contracts with Maxwell to provide that service for a fee. In 2007, we recognized $1.9 million in non-recurring engineering fees. Although R&D endeavors may be specific to a particular customer application, they provide us with additional information that we can use for the utilization, construction, design and specifications of other BOOSTCAP® products along with the additional revenue we receive.

In 2008 we expect to realize the benefits of the past year’s changes that include the outsourcing of ultracapacitor manufacturing which will provide significant cost reductions for those products. Management has also reviewed the entire line of BOOSTCAP® products and has decided to discontinue production of certain low volume items and to increase prices of others to bring them more in line with the costs associated with a lower volume part. We also reviewed our standard price list and, considering the value our products provide to our customers, we are increasing pricing to better balance the volume/revenue equation.

Gross Profit

Gross profit for 2007 was approximately $14.4 million, or 25% of revenue, compared with $12.3 million, or 23% of revenue, for the prior year. The gross profit within the BOOSTCAP® product line increased primarily as a result of the increased off shore manufacturing of those products. The cost reduction benefit of moving finished good manufacturing off shore began to be realized in 2007. However, the impact of those costs savings were not fully reflected in financial results until the end of 2007 as the off shore inventory took the place of the higher cost inventory. As such, 2007 has been a process of implementing these efficiencies with the expectation that 2008 results will reflect benefits to our gross profit from cost reductions and other value-based pricing strategy. For the purpose of comparison to the previous year, in 2007 we had lower license revenue, while non-reoccurring engineering revenue increased, which also added to the gross profit.

Our overall gross profit for 2007 was higher than 2006, the improvement is due to increased volume and a change in the mix of products sold. The gross profit percentage increased slightly for BOOSTCAP® and Microelectronics products while High-Voltage gross profit margin percentage declined slightly in 2007, ending the year near an historical average. In 2008, we expect to see continued improvement in gross profit percentage for BOOSTCAP® products as expected increased product production will be spread over a relatively consistent overhead costs. While our two other products we anticipate to be more inline with historical averages.

For the year ended December 31, 2007 costs of sales also included $260,000 of stock compensation expense versus $211,000 in 2006.

Selling, General & Administrative (SG&A) Expense

SG&A expenses were $18.9 million for 2007 compared with $16.4 million for 2006. The increase is predominantly related to increased labor costs of $1.6 million, $1.1 million of which was from our increased sales and marketing staff and $500,000 was an increase in general and administrative which stems from expanded management capabilities. Our sales cost increased $171,000 in 2007 due to new costs associated with the establishment of a representation office in China. Stock compensation expense for restricted stock and stock option awards, although they have no effect on cash, increased $180,000 in 2007 to $2.5 million. Additionally, expenses for outside sales commissions increased $118,000 and the general and administrative expenses for travel increased $53,000 and consulting and other professional services increased $195,000 in 2007 compared with 2006.

Research & Development (R&D) Expense

R&D expenses were $11.3 million for 2007 compared with $10.1 million for 2006. Increased R&D spending was a result of new product development efforts for BOOSTCAP® and Microelectronics product lines as well as higher spending on intellectual property activity for patent filings. BOOSTCAP® development efforts included focusing on the continued improvement of the energy density of our ultracapacitor products. The goal is to evaluate and understand each fundamental component of the ultracapacitor and maximize its performance. We are involved with R&D partnerships to provide or assist in specific research for the application, utilization, construction, design, and specifications of our BOOSTCAP® products. In the situations where we are conducting involved research our clients pay for all or the majority of costs. Microelectronics development efforts have focused primarily on single board computer development.

Provision (Benefit) For Income Taxes

We recorded tax provisions during 2007 and 2006 of $65,000 and $208,000, respectively. The provisions recorded relate to our Swiss subsidiary. The Swiss subsidiary has a tax holiday, which was extended in 2005 for an additional five years.

We have not recorded an income tax benefit for our net loss from fiscal 2007 due to the uncertainty surrounding the realization of the associated deferred tax asset. However, we have a recorded a deferred tax asset, of approximately $524,000, and a deferred tax liability of similar amount, for the embedded conversion rights of our convertible debentures. These amounts are netted in the balance sheet. Additionally, we have established a valuation allowance against deferred tax assets.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Revenue

Revenue for the year ended December 31, 2006 was $53.9 million, compared with $45.4 million for the year ended December 31, 2005. Compared to 2005, total revenue increased $8.5 million, or 19%, from the prior year. Three quarters of the revenue increase came from the BOOSTCAP® product line, which experienced increased demand for its products as well as license revenue that totaled $1.4 million in 2006. Approximately 30% of the revenue increase came from the High-Voltage product line. Management expects High-Voltage revenue to continue to increase in 2007, but at a lower rate than what was experienced in 2006. Microelectronics revenue in 2006 was marginally lower than in 2005. Maxwell expects Microelectronics revenue to grow in 2007 driven by the NPOESS single board computer contract and demand for component products.

Gross Profit

Gross profit for 2006 was approximately $12.3 million, or 23% of revenue, compared with $14.0 million, or 31% of revenue, for the prior year. The gross profit within the BOOSTCAP® product line decreased because of increased production costs associated with our ramp up and phase in of increased manufacturing capacity. The challenge continues to be the ability to ramp up production and keep pace with demand while simultaneously achieving anticipated production efficiencies. Once these efficiencies are fully in place we anticipate achieving the required cost reductions to meet our pricing strategy. We expect to continue driving down production costs to meet the pricing requirements of the markets in which we compete.

Although our overall gross profit for 2006 was lower, there was an improvement in the gross profit of our High-Voltage products compared with 2005. High-Voltage gross profit improvements were primarily a result of reduced manufacturing costs and increased volume. Additionally, gross profit for Microelectronics products improved compared with 2005 primarily as a result of increased single board computer demand from NPOESS.

For the year ended December 31, 2006 costs of sales also included $211,000 of stock compensation expense related to our adoption of SFAS 123R versus the comparable period where there was no expense for stock compensation.

Selling, General & Administrative (SG&A) Expense

SG&A expenses were $16.4 million for 2006 compared with $14.1 million for 2005. The increase is predominantly related to stock compensation expense for restricted stock and stock option awards of $2.3 million recognized in 2006 related to our adoption of SFAS 123R, compared with $361,000 for the same period in 2005. Additionally, sales expense, including labor and labor related expenses, outside commissions and advertising, increased to support significantly increased BOOSTCAP® revenue.

Research & Development (R&D) Expense

R&D expenses were $10.1 million for 2006 compared with $7.2 million for 2005. Increased R&D spending was a result of new product development efforts for BOOSTCAP® and Microelectronics product lines as well as higher spending on intellectual property activity for patent filings. BOOSTCAP® development efforts included electrode, ultracapacitor, and module designs while Microelectronics development efforts focused on single board computer development. We introduced several new BOOSTCAP® products in 2006 and we anticipate continuing our investment in R&D at levels similar to 2007.

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

Other Events

We assess the Company’s goodwill and intangible assets annually or as economic conditions warrant an assessment and determined that there was no impairment. Accordingly, no goodwill impairments were recognized for the years ended December 31, 2007, 2006 and 2005.

Amortization of intangibles was $224,000, $76,000 and $76,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The increase from prior years of $148,000 relates to the amortization of the capitalized legal costs from the patent infringement lawsuit against NessCap as discussed above in Item 3. The remainder relates to the amortization of developed core technology acquired in conjunction with the 2002 acquisition of Montena Components and the amortization of ultracapacitor intellectual property that was recorded in conjunction with the 2003 merger of the Electronic Components Group, a majority-owned subsidiary, into Maxwell after the purchase of all shares not already owned by the Company.

Net interest expense for the years ended December 31, 2007 and 2006 were $1.1 million and $431,000, respectively and net interest income of $198,000 for the year ended December 31, 2005. The transition from interest income to expense is due to the interest payments on the convertible debenture issued in December 2005.

As a result of the registration rights on the shares acquired upon debt conversion and warrants exercised the fair value of the embedded conversion features and warrants are recorded as liabilities. The initial fair value of $9.2 million as of December 20, 2005 was treated as a discount to the $25 million debenture; in addition, there was $1.3 million of costs related to the issuance of the convertible debt, which are also amortized over the remaining current life of the note. The term of the debenture may be adjusted based on the holder’s election to extend the payment terms. Beginning with the first payment that was due December 2007, the holder deferred the initial payment and may elect to defer the next eight quarterly payments. Each payment can be deferred for a 24 month period, as such the installment payments may be delayed with the final payment on this debt may extend until December 2011. The amortization of the debt discount and deferred costs totaled $3.6 million for each of the years ended December 31, 2007 and 2006.

The fair value calculation at December 31, 2006 and 2005 was impacted by the change in Maxwell’s stock price and a reduction in the time which the holder has to exercise their rights. The fair value of the embedded conversion features and warrants will be recalculated each reporting period and any difference in value from the prior period will be reflected in the Statement of Operations. The future impact of fair value recalculations will be difficult to predict, given the historical volatility of Maxwell’s stock price, however, it is a non-cash item and does not impact cash flow.

Liquidity and Capital Resources

Changes in Cash Flow

For the year ended December 31, 2007, cash used in operating activities was $14.6 million compared with $14.7 million for the year ended December 31, 2006 and $5.1 million for the year ended December 31, 2005. The use of cash for the years ended December 31, 2007, 2006, and 2005 was primarily attributed to operating losses from continuing operations, patent defense costs and to increased accounts receivable and inventory balances in support of higher revenue.

Capital expenditures for the years ended December 31, 2007, 2006 and 2005 were $4.7 million, $6.8 million and $3.8 million, respectively. Capital spending has been focused on automating production processes for the High-Voltage and BOOSTCAP® product lines. Capital expenditures for 2008 are expected to be approximately $5.7 million, which will be invested primarily in production equipment to increase capacity for the higher customer demand of High-Voltage and BOOSTCAP® products.

The financing activities for the year ended December 31, 2007 totaled $29.8 million with the majority of this coming from the Company sale of $26.6 million in stock, net of offering costs. The sales were 1.15 million shares of common stock in the second quarter of 2007 and 1.5 million shares of common stock in the fourth quarter 2007. The sale of common stock was pursuant to a Prospectus Supplement filed with the Securities and Exchange Commission. The financing activities for the years ended December 31, 2006 and 2005 were increases in cash of $6.1 million and $30.6, respectively, with the majority of the activity in 2006 coming from the issuance of stock from options exercised and proceeds from long and short-term borrowings. In 2005 we sold approximately 489,000 shares of common stock and the Company received proceeds of approximately $5.4 million and placed a convertible debenture along with warrants to purchase shares of Maxwell common stock and we received net proceeds of approximately $23.7 million.

Liquidity

As of December 31, 2007, we had approximately $22.2 million in cash and cash equivalents, investment in marketable securities with an additional $8.0 million in and restricted cash for a total of $30.2 million. The cash restriction will be released after the convertible debenture is repaid. We have a 1 million Swiss Francs (approximately $888,000) line of credit with a Swiss bank for working capital, approximately $843,000 of the line was utilized as of December 31, 2007.

In November 2006 we filed an S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. During 2007 the Company sold $26.6 million in stock. The sales were 1.15 million shares of common stock in the second quarter of 2007 and 1.5 million shares of common stock in the fourth quarter 2007. During the year ended December 31, 2007 our patent defense costs totaled $1.6 million, we anticipate our expenditures for 2008 to be less than 2007. If additional funds are required we have several options to raise capital that include negotiations to eliminate the current restriction on $8 million of cash, bridge financing and/or a private placement or public offering of our common stock, preferred stock, or debt.

Debentures, Short-term and Long Term Borrowings

Convertible Debentures

On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures (the “Debentures”) along with warrants to purchase shares of Maxwell common stock. The net proceeds of the issuance totaled approximately $23.7 million after direct placement costs of approximately $1.3 million. The debenture is payable in quarterly installments of $2.8 million from March 2008 through December 2009, with the holder having the option to delay each installment 24 months. The holder elected to delay their first payment that was due in December 2007. The warrants initially issued were to purchase 395,000 shares of Maxwell common stock while the Debentures were convertible into 1.3 million shares of Maxwell’s common stock, at any time at the option of the holder, at a strike price of $19.00 per share. The number of warrants, conversion shares and the strike price are subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the strike price of $19.00 per share. In response to the equity sales in 2007 the number of warrants increased to 419,000 and the number of shares of common stock in the conversion feature increased to 1.4 million shares.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. For fiscal year ended December 31, 2007 we made interest payments of $794,000 with 65,248 shares of Company common stock.

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

The net fair value of the holder’s and Maxwell’s conversion rights at December 31, 2007 and 2006 were liabilities of $1.3 million, and $4.6 million respectfully, these amounts are included in “Convertible debentures and long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debentures had a fair value at December 31, 2007 and 2006 was $577,000 and $1.9 million respectively and is included in “Stock warrants” on the balance sheet. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of December 31, 2007.

As long as the Debentures are outstanding, the Company is required to maintain a cash balance of $8.0 million. This amount is classified as restricted cash at December 31, 2007 and 2006.

Short-term borrowings

Maxwell’s European subsidiary, Maxwell Technologies SA, (Maxwell SA) has a 2.0 million Swiss Franc (approximately $1.8 million as of December 31, 2007) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 4.65% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of December 31, 2007 and 2006, the full amount available under the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $888,000 as of December 31, 2007) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 4.45%. Borrowings under the credit agreement are unsecured and as of December 31, 2007, $843,000 of the overdraft credit line was drawn.

Maxwell SA, has a 2.0 million Swiss Francs (approximately $1.8 million as of December 31, 2007) short-term loan agreement with a Swiss bank. Borrowings under this short-term loan agreement bear interest at 4.55% with repayment terms extending beyond one month from the date of funding. Borrowings under the short-term loan agreement are unsecured and as of December 31, 2007, the full amount of the credit line was drawn.

Long-term borrowings

Maxwell SA, has a term loan with a maximum draw of 1.2 million Swiss Francs (approximately $1.0 million as of December 31, 2007) for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of December 31, 2007, approximately $408,000 was outstanding. The weighted average interest rate on the funds borrowed at December 31, 2007 was 4.2%.

In December 2006, we secured a $1.0 million credit line from a U.S. bank for capital equipment purchases, subject to a three-year repayment period. The agreement bears interest at a rate of the US government Treasury note plus 825 basis points. As of December 31, 2007 the interest rate was 12.99% with an amount outstanding of $511,000.

In December 2006 the Company secured a loan from a U.S bank in the amount of $26,000 for a vehicle. The loan is subject to a five year repayment period. The agreement bears interest at a rate of 4.9% and as December 31, 2007 $21,000 was outstanding.

Stock Sales

In November 2006 we filed an S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. During the fiscal year ended December 31, 2007 the Company sold $26.6 million in stock. The sales were 1.15 million shares of common stock in the second quarter of 2007 and 1.5 million shares of common stock in the fourth quarter 2007. In each case the sale of common stock was pursuant to a Prospectus Supplement filed with the Securities and Exchange Commission.

In July 2005, the Company sold 488,888 shares of its common stock at $11.25 per share pursuant to a Prospectus Supplement filed with the Securities and Exchange Commission, which represented the remaining amount available for sale on the Form S-3 registration statement filed in September 2004. The Company received proceeds of approximately $5.4 million.

Other Events

In 2005, a customer brought to our attention a possible defect in a product that we sourced from another manufacturer and resold to the customer. In late 2007 Maxwell SA, initiated a proceeding in Germany against the original manufacturer. This is currently in a discovery phase for analysis of Maxwell’s claim of product defect manufactured by the source company. These products were resold by Maxwell to end customers who have experienced issues with the product. In November of 2007, an “expert” was appointed to performing experiments on the allegedly defective product to determine: (a) if there is a defect; and (b) if there is a defect, if the defect is one stemming from manufacturing or from operating conditions. The expert’s opinion is expected no earlier than June 2008. The matter has not been resolved and we have not yet been able to determine what, if any, warranty exposure Maxwell may have, and therefore, we have not recorded any specific warranty reserve provision for this issue. We carry insurance that we believe would cover all or a portion of any obligation that might ultimately arise from this matter.

Minority Equity Interests in Subsidiaries

PurePulse, which suspended operations in 2002 and is classified as discontinued operations, has minority equity investors. These investors are former employees who were issued shares when PurePulse originally was incorporated and former employees who have exercised stock options in that entity. As of December 31, 2007 and 2006, minority investors owned approximately 11% of the outstanding stock of PurePulse.

Contractual Obligations

	Payment due by period (in thousands)
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating Lease Obligations (1)	$9,172	$1,978	$4,532	$1,775	$887
Purchase Commitments (2)	6,711	6,711	—	—	—
Debt Obligations (3)	31,977	17,871	14,106	—	—
Pension benefit payments (4)	11,699	958	2,094	2,208	6,439

Total	$59,599	$27,518	$20,732	$3,983	$7,326

(1)	Operating lease obligations represent building leases, for U.S. and Switzerland locations.
(2)	Purchase commitments primarily represent the value of non-cancelable purchase orders and an estimate of purchase orders that if cancelled would result in a significant penalty to the Company.
(3)	Debt obligations represent long-term and short-term borrowings and current portion of long-term debt and interest.
(4)	Pension benefit payments represent the expected amounts to be paid for pension benefits.

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

Revenue Recognition

We derive revenue from the sale of manufactured products directly to customers. For certain long-term contracts revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitor design. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return.

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

We recognize revenue that relates to multiple element contracts in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue to which this guidance applies includes a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract, obligates the manufacturer to source ultracapacitor electrode material from Maxwell. The agreement has no general right of return and allows for no refunds. Additionally, we have contracts where all the elements of the agreement need to be delivered and accepted by the customer prior to any revenue being recognized for the deliverables.

From time to time the Company has entered into multiple-element contractual arrangements with elements of software that are essential to the functionality of the delivered elements. The Company recognizes revenue on the delivered elements when vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements exists in accordance with Statement of Position No. 97-2, Software Revenue Recognition, (SOP 97-2).

During fiscal 2007, the Company entered into two contracts whereby we have delivered certain elements and VSOE of fair value of the undelivered elements does not exist. As of December 31, 2007, the Company has recorded approximately $574,000 of deferred revenue related to these contracts.

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

Excess and Obsolete Inventory and Lower Cost or Market Reserves

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

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard requires that goodwill no longer be amortized but is subject to an annual impairment test and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values of the reporting units, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting unit goodwill over the implied fair value of their goodwill. We have one reporting unit and we estimate the fair value of our reporting unit based on the market value of the Company’s outstanding common stock. The market value of the Company’s stock at December 31, 2007 exceeded the carrying value of the reporting unit and, therefore, the second step calculation to determine the implied fair value of goodwill was not necessary.

We cannot say with certainty that we may not incur charges for impairment of goodwill in the future if the fair value of Maxwell Technologies and Maxwell SA decrease due to market conditions, revisions in our assumptions or other unanticipated circumstances. Any impairment charges will adversely affect our results of operations.

Convertible Debentures

We account for the conversion factor of our convertible debentures and warrants in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard requires the conversion feature of our convertible debt to be separated from the host contract and presented as a derivative instrument. EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19” were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders’ equity. The convertible debentures issued on December 20, 2005 were evaluated and determined not to be conventionally convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible debt on December 20, 2005 were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in our Statement of Operations.

A Black-Scholes valuation calculation was applied to both the conversion features and warrants at each period end date. The December 20, 2005 valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the four-year life of the debentures using the effective interest method. The Company’s stock price is one input used in the Black-Scholes calculation, which has a significant impact on the calculation. The change in the Company’s stock price will have an effect on the gain or loss on embedded derivative liabilities in the Statement of Operations. The volatility of the Company’s stock price is likely to generate large swings in the valuations of the conversion features and warrants in future periods.

Stock Compensation

Effective January 1, 2006 we adopted the fair value recognition provisions of revised Statement of Financial Accounting Standards No. 123 (revised) (SFAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of these awards over the requisite employee service period. We applied the modified prospective method, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective method, prior periods are not revised for comparative purposes. The expense recognition provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date and awards subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.

In the prior period the we applied the disclosure only provisions of SFAS No. 123, as amended by SFAS No. 148 Accounting for Stock Based Compensation—Transitions and Disclosure. In accordance with the provisions of SFAS No. 123, we continued with Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option plans, we recognized $361,000 of compensation expense for the year ended December 31, 2005.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of our fiscal years in the three-year period ended December 31, 2007. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Pending Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement. SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Some provisions SFAS 157 are effective for us as of January 1, 2008. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No 115 which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not anticipate any material impact on our consolidated financial statements upon the adoption of this standard.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and local currency operating expenses and loans. During the year ended December 31, 2007, Maxwell SA had revenue of approximately 11.9 million Euro and 19.7 million Swiss Franc. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. We do not hedge our currency exposures.

Interest Rate Risk

At December 31, 2007, we had approximately $30.0 million in debt, of which $13.5 million is classified as long-term debt. We do not anticipate significant interest rate swings in the near future. However, if they occur it may affect the consolidated balance sheet or the statement of operations. The estimated impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would have a $300,000 effect on our related interest expense.

We invest excess cash in debt instruments of the U.S. Government and its agencies, high-quality corporate issuers and money market accounts. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our current policies do not allow the use of interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2007, third parties manage approximately $21.4 million of the investment portfolio under guidelines approved by our Board of Directors. The balance of our cash is invested in money market accounts with banks. A 100 basis point change in the interest rate on our marketable securities would have $214,000 effect on our interest income.

Fair Value Risk

We record an adjustment on our convertible debenture adjusting the fair value of the embedded conversion options and stock warrants. The change in these instruments is primarily impacted by the price of our stock at the end of each reporting period. This adjustment creates a non-cash effect on our statement of operations which may have a significant impact.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto appear on pages 49 to 80 of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Maxwell Technologies, Inc.

We have audited the consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of Maxwell Technologies, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maxwell Technologies, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of Maxwell Technologies Inc.’s and subsidiaries’ internal control over financial reporting.

/s/    MCGLADREY & PULLEN, LLP

San Diego, California

February 29, 2008

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$14,579	$8,159
Investments in marketable securities	7,635	3,228
Trade and other accounts receivable, net	13,933	9,749
Inventories, net	14,717	14,894
Prepaid expenses and other current assets	1,657	1,596

Total current assets	52,521	37,626
Property and equipment, net	14,636	13,621
Intangible assets, net	3,154	1,395
Goodwill	21,183	19,786
Prepaid pension asset	8,369	10,371
Restricted cash	8,000	8,000
Other non-current assets	417	870

	$108,280	$91,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,516	$9,383
Accrued warranty	768	795
Accrued employee compensation	2,885	2,543
Short-term borrowings and current portion of long-term debt	16,472	5,688
Deferred tax liability	378	392
Net liabilities of discontinued operations	—	63

Total current liabilities	30,019	18,864
Deferred tax liability, long-term	1,493	2,545
Convertible debentures and long-term debt, excluding current portion	13,544	22,527
Stock warrants	577	1,850
Other long-term liabilities	535	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 20,417 and 17,261 shares issued and outstanding at December 31, 2007 and 2006, respectively	2,042	1,726
Additional paid-in capital	172,899	141,294
Accumulated deficit	(120,094)	(104,361)
Accumulated other comprehensive income	7,265	7,224

Total stockholders’ equity	62,112	45,883

	$108,280	$91,669

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Sales	$54,876	$51,790	$42,994
License fees and service revenue	2,485	2,095	2,443

Total revenue	57,361	53,885	45,437
Cost of sales	43,010	41,586	31,403

Gross profit	14,351	12,299	14,034
Operating expenses (income):
Selling, general and administrative	18,887	16,379	14,127
Research and development	11,263	10,062	7,175
Amortization of intangibles	224	76	76
Loss (gain) on sale of equipment	63	(80)	40

Total operating expenses	30,437	26,437	21,418

Loss from operations	(16,086)	(14,138)	(7,384)
Interest income (expense), net	(1,064)	(431)	198
Amortization of debt discount and prepaid debt costs	(3,567)	(3,616)	(100)
Gain on embedded derivative and warrants	4,528	1,980	800
Other income (expense), net	521	113	281

Loss from continuing operations before income taxes	(15,668)	(16,092)	(6,205)
Income tax provision	65	208	49

Loss from continuing operations	(15,733)	(16,300)	(6,254)
Loss from discontinued operations	—	(195)	(40)

Net loss	$(15,733)	$(16,495)	$(6,294)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.86)	$(0.97)	$(0.39)
Loss from discontinued operations	—	(0.01)	—

Net loss per share	$(0.86)	$(0.98)	$(0.39)

Weighted average shares used in computing basic and diluted net loss per share	18,285	16,876	16,029

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss (revised)
Balance at December 31, 2004	15,695	$1,569	$126,317	$—	$(81,306)	$6,211	$52,791	$(6,211)

Employee stock purchase and exercise of stock options	219	22	1,625	—	—	—	1,647
Proceeds from issuance of common stock	489	49	5,414	—	—	—	5,463
Restricted stock awards	197	20	2,779	(2,799)	—	—	—
Earned compensation	—	—	—	361	—	—	361
Net loss	—	—	—	—	(6,294)	—	(6,294)	$(6,294)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	(4,118)	(4,118)	(4,118)
Unrealized gain on marketable securities	—	—	—	—	—	1	1	1

Balance at December 31, 2005	16,600	$1,660	$136,135	$(2,438)	$(87,600)	$2,094	$49,851	$(10,411)

Employee stock purchase, exercise of stock options and share-based compensation expense	511	51	5,936	—	—	—	5,987
Restricted stock awards	127	13	(1,451)	2,438	—	—	1,000
Shares issued for interest on convertible debt	41	4	774	—	—	—	778
Retirement of shares	(18)	(2)	(100)	—	(266)	—	(368)
Net loss	—	—	—	—	(16,495)	—	(16,495)	$(16,495)
Other comprehensive income						—	—
Foreign currency translation adjustments	—	—	—	—	—	2,329	2,329	2,329
Pension Adjustment	—	—	—	—	—	2,801	2,801

Balance at December 31, 2006	17,261	$1,726	$141,294	$—	$(104,361)	$7,224	$45,883	$(14,166)

Exercise of stock options	258	26	1,816	—	—	—	1,842
Share-based compensation expense	—	—	1,175	—	—	—	1,175
Proceeds from issuance of common stock	2,645	264	26,383	—	—	—	26,647
Restricted stock awards	212	21	1,740		—	—	1,761
Shares issued for interest on convertible debt	65	6	788	—	—	—	794
Retirement of shares	(24)	(1)	(297)	—	—	—	(298)
Net loss	—	—	—	—	(15,733)	—	(15,733)	$(15,733)
Other comprehensive income						—	—
Foreign currency translation adjustments	—	—	—	—	—	2,671	2,671	2,671
Pension Adjustment	—	—	—	—	—	(2,631)	(2,631)	(2,631)
Unrealized gain on marketable securities	—	—	—	—	—	1	1	1

Balance at December 31, 2007	20,417	$2,042	$172,899	$—	$(120,094)	$7,265	$62,112	$(15,692)

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities:
Net Loss	$(15,733)	$(16,495)	$(6,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,240	3,811	3,548
Amortization	360	206	207
Amortization of debt discount and prepaid debt costs	3,567	3,616	100
Gain on embedded derivative and warrant liabilities	(4,528)	(1,980)	(800)
Pension benefit	(659)	(1,460)	(329)
Stock based compensation expense	2,936	2,710	361
Loss (gain) on sales of property and equipment	63	(80)	40
Shares issued for interest expense	794	778	—
Provision for losses (recoveries) on accounts receivable	52	89	(96)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Trade and other accounts receivable	(3,645)	(2,549)	(489)
Inventories	493	(4,708)	(1,938)
Prepaid expenses and other assets	(2,046)	(762)	109
Deferred income taxes	(1,066)	268	(17)
Accounts payable and accrued liabilities	(180)	2,452	(18)
Accrued employee compensation	284	(105)	1,085
Net liabilities of discontinued operations	(63)	(464)	(519)
Other long-term liabilities	502	—	—

Net cash used in operating activities	(14,629)	(14,673)	(5,050)

Investing activities:
Purchases of property and equipment	(4,708)	(6,846)	(3,809)
Proceeds from sale of property and equipment	22	299	—
Proceeds from sale of marketable securities	3,228	6,920	5,543
Purchases of marketable securities	(7,635)	(9,451)	(4,135)
Restricted cash	—	—	(8,000)

Net cash used in investing activities	(9,093)	(9,078)	(10,401)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(7,817)	(4,973)	(3,459)
Proceeds from long-term and short-term borrowings	9,355	7,158	25,374
Stock warrants	—	—	2,900
Deferred debt costs	—	—	(1,341)
Retirement of shares	(298)	(368)	—
Proceeds from issuance of company stock	28,489	4,277	7,110

Net cash provided by financing activities	29,729	6,094	30,584

Increase (decrease) in cash and cash equivalents from operations	6,007	(17,657)	15,133
Effect of exchange rate changes on cash and cash equivalents	413	56	(113)

Increase (decrease) in cash and cash equivalents	6,420	(17,601)	15,020
Cash and cash equivalents at beginning of year	8,159	25,760	10,740

Cash and cash equivalents at end of year	$14,579	$8,159	$25,760

Cash paid for:
Interest	$1,094	$463	$1,124
Income taxes	$—	$10	$9
Supplemental schedule of noncash investing and financing activities:
Shares issued for interest payable	$794	$778	$—

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

Financial Statement Presentation

The consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiary. All significant intercompany transactions and account balances are eliminated in consolidation. The PurePulse business, which was discontinued in September 2002 and was previously reported as a separate segment, and the Winding Equipment segment, which was sold in December 2003, and which was recorded as continuing operations through the first quarter of fiscal year 2004, have been reclassified as discontinued operations. The results of operations of other business units that do not meet the criteria to be classified as a discontinued operation and were sold or otherwise disposed of are included in continuing operations through the date of sale. As a result of the reclassification of the Winding Equipment business, the Company is operating as a single reportable segment.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets, including deferred income taxes, the incurrence of losses on warranty costs, stock compensation expense and the fair value of warrants and embedded conversion options related to convertible debentures. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of such factors, actual results could differ from the estimates used by management.

Cash and Cash Equivalents, Investments in Marketable Securities

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, bank certificates of deposit; commercial paper and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized no net realized gains in the years ended December 31, 2007 and 2006. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at December 31, 2007 and 2006 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
As of December 31, 2007:
Commercial Paper, Maturing within 1 year	$7,635	—	$7,635

Total	$7,635	$—	$7,635

Current	$7,635	$—	$7,635
Non-current	—	—	—
As of December 31, 2006:
Bank Certificates of Deposit, Maturing within 1 year	$550	$—	$550
U.S. Government and Agencies, Maturing within 1 year	—	—	—
Commercial Paper, Maturing within 1 year	995	—	995
Corporate Debt Securities Maturing within 1 year	1,682	1	1,683

Total	$3,227	$1	$3,228

Current	$3,227	$1	$3,228
Non-current	—	—	—

Restricted Cash

The Company’s convertible debentures agreement requires the Company to maintain minimum cash balances of at least $8.0 million. This amount is classified as restricted cash at December 31, 2007, 2006 and 2005.

Presentation of Cash Flows beginning with Net Loss

Prior to the second quarter of fiscal 2007 we had presented the consolidated statement of cash flows beginning with loss from continuing operations rather than net loss. SFAS 95 Statement of Cash Flows prescribes the use of net loss. In the second quarter of fiscal 2007, we revised prior periods to be consistent with the current year presentation, the statement of cash flows begins with net loss, in accordance with SFAS 95.

Fair Value of Financial Instruments

The convertible debentures issued on December 20, 2005 were evaluated and determined not to be conventional convertible and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued on December 20, 2005, in conjunction with the convertible debt were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in our Statement of Operations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The carrying value and the fair value of the convertible debentures at December 31, 2007 is approximately $22.2 million and $23.7 million, respectively. As of December 31, 2006, the carrying value and the fair value of the convertible debentures were approximately $19.0 million and $22.9 million, respectively. The fair value of convertible debentures was based on discounted cash flows of principal and interest payments, the discount value determined on the issue date of December 20, 2005 is amortized over the term of the debt. The carrying value of restricted cash and short-term borrowings approximates fair value.

Accounts Receivables

Trade receivables are stated at gross invoiced amount less discounts, other allowances and provision for uncollectible accounts.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

Inventories

Inventories are stated at the lower of cost (first-in first-out basis) or market. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Inventory when written down to market value establishes a new cost basis and its value is not subsequently increased based upon changes in underlying facts and circumstances. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess obsolete inventories. Factors influencing these adjustments include inventories on-hand compared to estimated future usage and sales for existing and new products and assumptions about the likelihood of obsolescence.

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method. Depreciation and amortization is provided over the estimated useful lives of the related assets (three to ten years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the lease. Leasehold improvements funded by the landlord are recorded as assets and deferred liabilities are amortized over the lease term.

Long-Lived Assets

Property and equipment are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the property and equipment may not be recoverable. If the Company determines that the carrying value of the property and equipment may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the cost of an acquired business over the net of the fair value assigned to its assets acquired and liabilities assumed, is not amortized. Instead, goodwill is assessed for impairment under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Asset. The Company tests goodwill and has established December 31 as the annual impairment test date, using a fair value approach. Intangible assets with finite lives continue to be amortized on a straight-line basis over their useful lives of 10 to 12 years and are evaluated for impairment whenever events, or changes in circumstances, indicate that their carrying value may not be recoverable under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Warranty Obligation

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty expenses. The estimated warranty liability is calculated based on historical warranty expenses plus any known or expected change in warranty exposure. In accordance with SFAS No 48 Revenue Recognition When Right of Return Exists, if historical evidence of warranty returns does not exists, the Company will defer revenue until the warranty costs are estimable or the warranty period has passed.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of “Statement of Financial Accounting Standards No. 109”, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. The Company adopted FIN 48 on January 1, 2007.

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

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s accounts receivable. The Company’s accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. One customer provided 18% and 18% of revenue in 2007 and 2006, respectively and comprised 13% and 18% of accounts receivable balances at December 31, 2007 and 2006, respectively.

Revenue Recognition

We derive revenue from the sale of manufactured products directly to customers. For certain long-term contracts revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitor design. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return.

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

We recognize revenue that relates to multiple element contracts in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue to which this guidance applies includes a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract, obligates the manufacturer to source ultracapacitor electrode material from Maxwell. The agreement has no general right of return and allows for no refunds. Additionally, we have contracts where all the elements of the agreement need to be delivered and accepted by the customer prior to any revenue being recognized for the deliverables.

From time to time the Company has entered into multiple-element contractual arrangements with elements of software that are essential to the functionality of the delivered elements. The Company recognizes revenue on the delivered elements when vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements exists in accordance with Statement of Position No. 97-2, Software Revenue Recognition, (SOP 97-2).

During fiscal 2007, the Company entered into two contracts whereby we have delivered certain elements and VSOE of fair value of the undelivered elements does not exist. As of December 31, 2007, the Company has recorded approximately $574,000 of deferred revenue related to these contracts.

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

Advertising Expense

Advertising costs are expensed in the period incurred. Advertising expense was $206,000, $374,000 and $265,000 for fiscal 2007, 2006 and 2005, respectively.

Shipping and Handling

The Company recognizes shipping and handling costs as a component of cost of sales. Total shipping and handling costs for the years ended 2007, 2006 and 2005 was $857,000, $1,044,000, and $511,000, respectively.

Patent Defense Costs

The Company capitalizes patent legal defense costs as additional cost of the patents when a successful outcome in the patent defense case is probable. If the Company is ultimately unsuccessful the costs would be charged to expense. The legal expenses associated with our patent infringement lawsuit against Nesscap in the United States District Court for the Southern District of California are capitalized. Management believes a favorable outcome is probable. Additionally, we believe the value of the intellectual property involved in the lawsuit is greater than the costs associated with this lawsuit as a result of a successful outcome. As of December 31, 2007 we have capitalized a total of $2.1 million of legal costs which is included in intangible assets in the consolidated balance sheet. The recovery of costs upon a successful outcome will reduce the asset carrying value.

Foreign Currencies

The Company’s primary foreign currency exposure is related to its subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses. Changes in these currency exchange rates impact the U.S. dollar amount of revenue and expenses. The functional currency of the Swiss subsidiary is the Swiss Franc. Assets and liabilities of Maxwell SA are translated at year-end exchange rates, and revenues, expenses, gains and losses are translated at rates of exchange that approximate the rate in effect at the time of the transaction. The Company does not hedge its currency exposures. The Company has certain long term contracts in a currency other than U.S. dollars. A change of 100 basis points (or 1%) in the customer local currency would impact the cash flow of the contract by approximately $160,000. We do not hedge our currency exposures.

Other Comprehensive Income (Loss)

Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments, pension accounting and unrealized gains and losses on investments in marketable securities are reported, net of their related tax effect, to arrive at comprehensive loss. As of December 31, 2007, accumulated other comprehensive income consisted of $7.1 million of unrealized gain on foreign currency translation, $170,000 in Pension adjustment, and $1,000 in unrealized gain on investments in marketable securities.

For fiscal yearend 2006 we implemented FASB Statement No. 158 Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans (SFAS 158). The effect of SFAS 158 being implemented was to show the entire surplus of our Swiss employees retirement plan from the footnotes onto the balance sheet as an additional asset. The other part of the entry should have only been a direct addition to the ending balance of Accumulated Other Comprehensive Income. However, we also disclosed this amount as a component of comprehensive loss for the year ended December 31, 2006. As such our transitional implementation of SFAS 158 and the disclosure are being revised to clarify the proper implementation.

The line revised in comprehensive loss in the Consolidated Statement of Stockholders’ Equity and Comprehensive loss for the Year ended December 31, 2006 is shown below:

	Comprehensive Loss As reported	Revision	Comprehensive Loss (revised)
	(in thousands)
Net loss	$(16,495)	$—	$(16,495)
Other comprehensive income:
Foreign currency translation adjustments	2,329	—	2,329
SFAS 158 Pension Adjustment	2,801	(2,801)	—

Balance at December 31, 2006	$(11,365)	$(2,801)	$(14,166)

Loss Per Share

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

	Years Ended December 31,
	2007	2006	2005
Numerator
Basic and Diluted:
Loss from continuing operations	$(15,733)	$(16,300)	$(6,254)
Income (loss) from discontinued operations, net of tax	—	(195)	(40)

Net loss	$(15,733)	$(16,495)	$(6,294)

Denominator
Basic and Diluted:
Weighted average shares outstanding	18,285	16,876	16,029

Basic and diluted net loss per share:
Loss from continuing operations	$(0.86)	$(0.97)	$(0.39)
Income (loss) from discontinued operations, net of tax	—	(0.01)	—

Basic and diluted net loss per share	$(0.86)	$(0.98)	$(0.39)

For fiscal years 2007, 2006, and 2005, incremental equivalent shares under common stock options, of 699,401 1,145,952, and 981,844 respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. Shares issuable on conversion of convertible debentures of 1,398,132 have also been excluded in the computation of diluted earnings per share as their impact would have been anti-dilutive.

Stock Compensation

Effective January 1, 2006 the Company adopted the fair value recognition provisions of revised Statement of Financial Accounting Standards No. 123 (revised) (SFAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of these awards over the requisite employee service period. The Company used the modified prospective method, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective method, accordingly prior periods are not revised for comparative purposes. The expense recognition provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.

In 2005 the Company applied the disclosure only provisions of SFAS No. 123, as amended by SFAS No. 148 Accounting for Stock Based Compensation—Transitions and Disclosure. In accordance with the provisions of SFAS No. 123, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, and recorded $361,000 compensation expense for the year ended December 31, 2005. If the Company had elected to recognize compensation cost based on the fair value method prescribed by SFAS No. 123, the Company’s net loss per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

Years Ended December 31, 2005
Net loss as reported	$(6,294)
Add: Stock-based compensation expense included in net loss, as reported	361
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,634)

Pro forma net loss	$(7,567)

Net loss per share:
Basic and diluted—as reported	$(0.39)

Basic and diluted—pro forma	$(0.47)

Pending Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Some provisions of SFAS 157 are effective for the Company as of January 1, 2008. The Company is currently assessing the impact if any, on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations, (“SFAS 141R”), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009, the Company will apply this pronouncement prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of any future acquisitions.

Business Enterprise Information

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

Revenue by product line is provided below (in thousands):

	Year ending December 31,
	2007	2006	2005
Revenues:
Ultracapacitors	$17,435	$18,482	$12,093
Radiation-Mitigated Microelectronic Products	13,360	12,703	13,188
High-Voltage Capacitors	26,566	22,700	20,156

Total	$57,361	$53,885	$45,437

	Year ending December 31,
	2007	2006	2005
Revenues from external customers located in:
United States	$17,195	$18,307	$20,576
Germany	11,116	13,102	7,942
China	8,524	6,438	4,224
France	3,793	2,408	1,994
Sweden	3,199	2,734	1,790
Switzerland	2,711	2,277	1,637
Hong Kong	1,819	94	773
Canada	1,594	436	721
United Kingdom	1,340	52	526
All other countries	6,070	8,037	5,254

Total	$57,361	$53,885	$45,437

	Year ending December 31,
	2007	2006	2005
	(in thousands)
Long-lived assets:
United States	$11,715	$10,751	$10,090
Switzerland	27,675	24,921	21,696

Total	$39,390	$35,672	$31,786

Note 2—Balance Sheet Details (in thousands):

	December 31,
	2007	2006
Trade and other accounts receivable, net:
Accounts receivable	$14,020	$9,883
Allowance for doubtful accounts	(87)	(134)

	$13,933	$9,749

Inventory:
Raw material and purchased parts	$10,237	$10,452
Work-in-process	3,525	3,518
Finished goods	4,025	3,709
Inventory reserves	(3,070)	(2,785)

	$14,717	$14,894

Property and equipment:
Machinery, furniture and office equipment	$30,736	$23,022
Computer hardware and software	6,342	6,505
Leasehold improvements	4,063	3,016
Construction in Progress	293	3,643

	41,434	36,186
Less accumulated depreciation and amortization	(26,798)	(22,565)

	$14,636	$13,621

Accounts payable and accrued liabilities
Accounts payable	$4,640	$5,121
Other accrued liabilities	3,258	3,185
Customer deposits	1,618	1,077

	$9,516	$9,383

Warranty Reserve Analysis

	Years Ended December 31,
	2007	2006
Accrued Warranty:
Beginning balance	$795	$632
New product warranties	100	1,352
Settlement of warranties	(169)	(1,223)
Other changes/adjustments to warranties	42	34

Ending balance	$768	$795

Leasehold improvements

Certain leasehold improvements funded by the landlord are recorded as assets and deferred liabilities and are amortized over the lease term. As of December 31, 2007 and 2006 we had $679,000 and $114,000, respectively of unamortized leasehold improvements funded by the landlord. Of these amounts, $535,000 is included in Other long-term liabilities at December 31, 2007.

Note 3—Goodwill and Intangibles

The Company has implemented SFAS No. 142, Goodwill and Other Intangible Assets, and began applying the rules on accounting for goodwill and intangible assets effective January 1, 2002. The SFAS No. 142 goodwill impairment test is a two-step process. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated total fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of their goodwill. SFAS No. 142 requires goodwill to be tested annually at the same time every year or when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company selected December 31 as its annual testing date. As a result of the Company’s annual assessment as of December 31, 2007 and 2006, no impairment was indicated.

The change in the carrying amount of goodwill from January 1, 2006 to December 31, 2007 is as follows (in thousands):

Balance at January 1, 2006	$18,549
Foreign currency translation adjustments	1,237

Balance at December 31, 2006	19,786
Foreign currency translation adjustments	1,397

Balance at December 31, 2007	$21,183

Acquired intangible assets subject to amortization at December 31, 2007, and 2006 were as follows (in thousands):

	Useful Life	Gross Carrying Value	Accumulated Amortization	Cumulative Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2007:
Developed core technology	10 years	$1,100	$(700)	$244	$644
Patents	13 years	3,056	(546)	—	2,510

		$4,156	$(1,246)	$244	$3,154

As of December 31, 2006:
Developed core technology	10 years	$1,100	$(564)	$193	$729
Patents	13 years	988	(322)	—	666

		$2,088	$(886)	$193	$1,395

Amortization expense for intangible assets was $360,000, $206,000 and $207,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated amortization for each of the next five years ended December 31 is as follows (in thousands):

Fiscal Years
2008	$457
2009	457
2010	457
2011	457
2012	422
Thereafter	904

$3,154

Actual amortization expense to be reported in future periods could differ from these estimates as a result of foreign currency translation adjustments, impairments and other factors.

Note 4—Convertible Debentures

On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures (the “Debentures”) due and payable in quarterly installments from March 2008 through December 2009. The holder, at its election, can defer each quarterly payment one time, for a 24 month period, as such the final installment payments maybe delayed, at the holders’ election, until December 2011. The holder elected to delay the first payment of $2.8 million that was due in December 2007.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. For the fiscal year ended December 31, 2007 and 2006, the interest rate on the Debentures was 5.375% and 6.375% respectively. The debenture is payable in quarterly installments of $2.8 million from March 2008 through December 2009, with the holder having the option to delay each installment 24 months. The holder elected to delay their first payment that was due in December 2007. During the fiscal year ended December 31, 2007 and 2006, 65,248 and 41,573 shares of stock were issued in-lieu of cash to pay interest. At December 31, 2007 and 2006 accrued interest was $356,000 and $402,000, respectively.

At the issuance date, the Debentures were convertible by the holder at any time into 1,315,789 common shares. We also issued 394,737 warrants in connection with the issuance of the debentures, these had an exercise price of $19.00 at the issuance date. The exercise price, number of convertible shares and warrants are subject to adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price of $19.00 per share.

In June 2007 Maxwell sold a total 1.15 million shares and in October 2007 we sold 1.5 million of shares at a price below $19.00 which caused an adjustment to the price and number of warrants and convertible debenture shares relating to the convertible debt. The price for the warrants was adjusted to $17.88, the number of warrants increased to 419,440 shares, and the convertible debenture increased to 1,398,132 shares.

The Debentures are convertible by the holder at any time into common shares however after eighteen months from the issue date, Maxwell may require that a specified amount of the principal of the Debentures be converted if certain conditions are satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applies a Z factor, which is a theoretical measurement of the probability of this occurrence. The Z factor used as of December 31, 2007 and 2006 was 0.9% and 16.6%, respectively, for forced conversion of 50% of the conversion option at 135% of the exercise price and zero and 5.6%, respectively, for forced conversion of the remaining conversion option at 175% of the exercise price. The warrants issued in connection with the issuance of the Debentures are exercisable at any time through December 20, 2010. No warrants had been exercised as of December 31, 2007.

Maxwell is accounting for the conversion option in the Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The unamortized discount attributable to the issuance date aggregate fair value of the conversion options and warrants, was $2.8 million and $6.0 million as of December 31, 2007 and 2006, respectively, is being amortized using the effective interest method over the term of the Debentures.

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value at the end of the year and the fair value at the beginning of the year using the value calculated by the Black-Scholes pricing model. The fair value of the warrants at December 31, 2007 and 2006 were $577,000 and $1.9 million respectively and is included in “Stock warrants” on the balance sheet. The net fair value of the liability to the holders and Maxwell’s conversion rights at December 31, 2007 and 2006 were liabilities of $1.3 and $4.6 million respectively which is included in “Convertible debentures and long-term debt” on the balance sheet. The effect of the fair market value adjustment was $4.5 million and $2.0 million gains for the fiscal year ended December 31, 2007 and 2006, respectively, which is recorded as “Gain on embedded derivative and warrants”.

The fair value of the warrants and embedded conversion option is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Convertible Shares for the year ended December 31,		Warrants year ended December 31,
	2007	2006	2007	2006
Black-Scholes Assumptions:
Conversion / Exercise Price	$17.88	$19.00	$17.88	$19.00
Market Price	$8.27	$13.95	$8.27	$13.95
Expected dividends	—	—	—	—
Expected volatility	57.5%	50.4%	54.0%	49.0%
Average risk-free interest rate	3.05%	4.63%	3.07%	4.61%
Expected term/life (in years)	2.0	3.0	3.0	4.0

In the event of any default or fundamental change as defined in the Debentures, the holder will be entitled to require Maxwell to redeem the Debentures (or any portion thereof) at a price equal to the greater of (i) the applicable redemption premium (ranging from 103%-115%) and (ii) the product of (x) the number of shares in to which the Debenture is convertible using the $17.88 per share conversion price and (y) the closing price of Maxwell’s common stock on the day preceding the default or fundamental change.

The Company shall pay to each holder of registrable securities related to the embedded conversion feature and warrants liquidated damages of 1.5% of the aggregate purchase price every 30th day after a maintenance failure of the registration of the securities. These damages continue each 30 days (pro rated) until the registration failure is cured. As of December 31, 2007, if the Company was not in compliance we would incur damages of $375,000 every 30 days until we cured the maintenance failure. In addition if the damages are not paid in 30 days after they are due the Company would incur interest of 1.0% per month on the outstanding damages.

As long as Debentures are outstanding, the Company is required to maintain a cash balance in excess of $8.0 million. This amount is classified as restricted cash at December 31, 2007 and 2006.

Note 5—Short-Term and Long-Term Borrowings

Short-term borrowings

Maxwell’s European subsidiary, Maxwell SA, has a 2.0 million Swiss Franc (approximately $1.8 million at December 31, 2007) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 4.65% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of December 31, 2007 and 2006, the full amount available under the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $888,000 as of December 31, 2007) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 4.45%. Borrowings under the credit agreement are unsecured and as of December 31, 2007, $843,000 of the overdraft credit line was drawn.

Maxwell SA, has a 2.0 million Swiss Francs (approximately $1.8 million as of December 31, 2007) short-term loan with a Swiss bank. Borrowings under this short-term loan agreement bear interest at 4.55%. Borrowings under the short-term loan agreement are unsecured and as of December 31, 2007, the full amount of the credit line was drawn.

At December 31, 2007 and 2006 the Company had zero and $26,000, respectively outstanding in letters of guarantee primarily related to customer deposits.

Long-term borrowings

Maxwell SA has a term loan with a maximum draw of 1.2 million Swiss Francs (approximately $1.0 million as of December 31, 2007) for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of December 31, 2007, approximately $408,000 was outstanding. The weighted average interest rate on the funds borrowed at December 31, 2007 was 4.2%.

Maxwell, SA had a lending agreement for the acquisition of manufacturing equipment. The cost of this financing was 2.22% of the acquisition price plus VAT. In July 2007 the lending arrangement converted to total of 48 payments of 34,302 Swiss Francs each, at December 31, 2007 the balance of the obligation of $1.1 million.

In December 2006, the Company secured a $1.0 million credit line from a U.S. bank for capital equipment purchases, subject to a three-year repayment period. The agreement bears interest at a rate of the US government Treasury note plus 825 basis points. As of December 31, 2007 the interest rate was 12.99% with an amount outstanding of $511,000.

In December 2006 the Company secured a loan from a U.S bank in the amount of $26,000 for a vehicle. The loan is subject to a five year repayment period. The agreement bears interest at a rate of 4.9% and as of December 31, 2007 $21,000 was outstanding.

The following table summarizes convertible debentures and debt (in thousands):

	December 31, 2007	December 31, 2006
Maxwell SA credit agreement	$1,775	$1,640
Maxwell SA overdraft agreement	843	779
U.S. Vehicle loan	22	26
U.S. Capital equipment loan	511	1,000
Maxwell SA capital expenditure loan	408	566
Maxwell SA term loan	1,775	—
U.S. short-term loan	107	—
Maxwell SA lending agreement	1,106	593
Convertible debentures	23,469	23,611

Total convertible debentures and long-term debt	30,016	28,215
Less current portion	16,472	5,688

Convertible debentures and long-term debt, excluding current portion	$13,544	$22,527

Payments due on borrowings during each of the five years subsequent to December 31, 2007 are as follows, the amount for 2008 and 2009 including $11.1 and $11.1 million, respectively, for the convertible debentures payments which may be delayed up to 24 months at the borrowers discretion, (in thousands):

2008	$16,472
2009	12,287
2010	2,783
2011	5

Subtotal payments	31,547
Unamortized discount attributed to conversion option and warrants	(2,846)
Net fair value of conversion options	1,315

$30,016

Note 6—Stock Activity and Stock Plans

Stock Sales

In November 2006 the Company filed an S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. During the fiscal year ended December 31, 2007 the Company’s additional paid in capital increased $31.6 million. The majority of this increase, $26.6 million, was from the sale of 1.15 million shares of common stock in the second quarter of 2007 and 1.5 million shares of common stock in the fourth quarter 2007. These sales of common stock were pursuant to a Prospectus Supplement filed with the Securities and Exchange Commission. The remainder of the increase in paid in capital was due to the sale of stock for the Company’s Employee Stock Purchase Plan, the exercise of stock options and stock-based compensation and conversion of interest payable to common stock.

In July 2005, the Company sold 488,888 shares of its common stock at $11.25 per share pursuant to a Prospectus Supplement filed with the Securities and Exchange Commission, which represented the remaining amount available for sale on the Form S-3 registration statement filed in September 2004. The Company received proceeds of approximately $5.4 million (net of offering expenses).

Stock Option Plans

The Company has two active share-based compensation plans as of December 31, 2007; the 2004 ESPP and 2005 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, Employee Stock Purchase Plan (ESPP) and restricted stock awards have been granted to employees. Generally, stock options and restricted stock awards vest over periods of one to four years and have a maximum contractual period of ten years. Option and share award plans provide for accelerated vesting if there is a change in control. Stock options are granted at a price equal to the market price of Company stock at date of grant. The Company has also granted equity incentive under stock options plans which include:

•	The Company’s 1999 Director Stock Option Plan, under which 75,000 shares were reserved for future grant, was adopted in 1999 and approved by the Company’s shareholders in January 2000.

•	In December 1999, the Company granted 294,030 non-qualified options to the Company’s then new President and Chief Executive Officer, Mr. Eibl, outside of the Company’s other option plans.

The expense for all stock based compensation that has been charged against income for the years ended December 31, 2007, 2006 and 2005 is $2.9 million, $2.7 million and $361,000, respectively. For the year ended December 31, 2007, the tax benefits associated with the exercise of non-qualified stock options, disqualifying dispositions of both Incentive Stock Options and stock acquired from the Company’s Employee Stock Purchase Plan was approximately $1.5 million. No tax benefit has been recognized in 2007, 2006 and 2005.

Employee Stock Option Plan

The Company’s 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”), was approved by the shareholders and amended at the 2007 Annual Meeting of Stockholders at the May 3, 2007 meeting to replenish the equity incentive pool by increasing the number of shares of Common Stock reserved for issuance under the Incentive Plan from 750,000 shares to 1,750,000 shares. The Incentive Plan, provides for the grant of stock based awards, including incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock, and restricted stock unit awards. This Incentive Plan shares reserved for issuance is also replenished from shares forfeited, 139,000 shares cancelled from the expired 1995 stock option plan and 1,000 shares from the 1999 Directors’ plan added to the total available for issuance.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Expected dividends	—	—	—
Expected volatility range	49.5% - 52.3%	54.7% - 62.3%	55.1%
Average risk-free interest rate	4.1% - 4.9%	4.4% - 5.0%	4.4%
Expected term/life (in years)	4.6	5.1 -6.2	4.0

The dividend yield of zero is based on the fact that the Company never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on historical Company stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of our underlying stock price that is expected over a period of time, commensurate with the option life. This is expressed as an annual percentage rate required by our option-pricing model. For the year ended December 31, 2007 and 2006 the weighted average volatility is 50.6% and 59.5%, respectively. The Company does not consider implied volatility due to the low volume of traded stock options. The risk-free interest rate is derived from the zero coupon rate on U.S. Treasury instruments for the option expected life. The expected life calculation is based on the Company’s history of exercised options from previous equity-based share option grants.

Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates with a cumulative catch up adjustment.

The following table summarizes total aggregate stock option activity for the period January 1, 2006 through December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	2,073,665	$9.31
Granted	323,750	$12.94
Exercised	(232,454)	$6.73
Forfeited	(66,675)	$14.22
Expired	(27,075)	$16.25

Balance at December 31, 2007	2,071,211	$9.92	5.18	$1,378,088

Vested or expected to vest at December 31, 2007	1,885,403	$9.54	4.83	$1,377,765

Exercisable at December 31, 2007	1,573,704	$8.72	4.04	$1,377,164

The number of shares under option exercisable at December 31, 2007, 2006 and 2005 were 1,573,704 1,669,398 and 1,954,167, respectively, with weighted average exercise prices of $8.72, $8.21 and $8.16, respectively. The Company’s policy is to issue new shares for options exercised.

The weighted-average grant date fair value of employee options granted during the years ended December 31, 2007, 2006 and 2005 was $6.13, $9.11 and $6.10 per share, respectively. The total intrinsic value of options exercised at December 31, 2007, 2006 and 2005 were $1.3 million, $3.8 million and 1.0 million, respectively.

As of December 31, 2007 there was $2.8 million, or $1.7 million adjusted for estimated forfeitures, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the employee option plan. The cost is expected to be recognized over a weighted average period of 2.7 years. Compensation cost for all employee stock option arrangements recognized for the year ended December 31, 2007 was $2.9 million. Cash received from options exercised under all share-based payment arrangements for the year ended December 31, 2007 was $1.9 million.

Restricted Stock Awards

Beginning in 2005 the Company awarded Directors and selected senior management restricted stock awards under the Incentive Plan. Vesting of restricted stock awards is contingent upon period of service, or meeting various departmental, Company performance or market conditions and requires a one year service period. The restricted stock awards have a contractual life of ten years.

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

Based on our historical experience of pre-vesting award cancellations, management changed our assumed forfeiture rate from 5.8% to zero for restricted stock awards. Under the true-up provisions of SFAS 123R, if the actual forfeiture rate is higher than estimated, a recovery of prior expense is recorded and if the actual forfeiture rate is lower than estimated an additional expense is recorded. The Company’s forfeiture rate change and a true-up provision was recorded that increased the share-based compensation expense for restricted awards by $103,000 for the year ended December 31, 2007.

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

The following table summarizes the activity under the restricted stock plan (in thousands, except for per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	193	$13.67
Granted	247	12.45
Vested	(75)	15.53
Forfeited	(13)	10.31

Nonvested at December 31, 2007	352	$12.54

The total grant date fair value of restricted stock awards granted during the year ended December 31, 2007 for service and performance based awards was $1.7 million and $1.4 million, respectively. For the year ended December 31, 2006 service and performance based awards was zero and $1.9 million, respectively. For the year ended December 31, 2005 service and performance based awards was zero and $2.8 million, respectively.

The weighted average grant date fair value of shares granted during the years ended December 31, 2007 and 2006 was $12.45 and $15.32, respectively. The fair value of nonvested shares is determined based on the closing trading price of the Company shares on the grant date. Awards vested during the year ended December 31, 2007, 2006 and 2005 were 75,000, 109,000 and zero, respectively. All awards that have vested were performance type awards with a vest date fair value of $926,000, $906,000 and zero for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 there was $1.6 million of total unrecognized compensation cost related to nonvested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 1.7 years.

Employee Stock Purchase Plan (ESPP)

In 2004, the Company established the 2004 ESPP. The aggregate number of shares of common stock, which may be purchased under this Plan shall not exceed five hundred thousand (500,000) shares of common stock of the Company. As of December 31, 2007 the Company has issued a total of 49,806 shares of common stock from the current ESPP. For the year ended December 31, 2007, 2006 and 2005 the Company issued 25,453, 18,239 and 18,045 shares of stock for ESPP purchases, respectively.

The plan permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the “look back” option of the ESPP is estimated based on the fair value of the ESPP shares to be granted during the offering period by using the Black-Scholes valuation model for a call and a put option. The share price used for the model is a 15% discount on the stock price on the first day of the offering period; the number of shares to be purchased is calculated based on employee contributions; and by using the following assumptions:

	Six Month Period Ended December 31, 2007	Six Month Period Ended June 30, 2007	Six Month Period Ended December 31, 2006	Six Month Period Ended June 30, 2006
Expected dividends	—	—	—	—
Stock Price on valuation date	$14.22	$13.95	$19.63	$14.17
Expected volatility	53%	51%	54%	43%
Average risk-free interest rate	4.93%	5.06%	5.04%	4.22%
Expected life (in years)	.5	.5	.5	.5
Fair value per share	$4.36	$4.16	$6.06	$3.93

	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006
ESPP compensation expense recognized	$117,000	$76,000
Intrinsic value at respective purchase date	$62,000	$83,000

Share-based compensation expense recognized in the Consolidated Statement of Operation:

Compensation cost for restricted stock awards, employee stock options, ESPP and non-employee stock compensation included in Cost of sales; Selling, general and administrative; and Research and development is (in thousands):

	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006
Cost of sales	$260	$211
Selling, general and administrative	2,447	2,309
Research and development	229	190

Total Stock-Based Compensation Costs	$2,936	$2,710

Stockholder Rights Plan

In November 1999, the Company adopted a Stockholder Rights Plan as a successor to its previous plan, which expired in June 1999. In accordance with the plan, the Company distributed one non-voting common stock purchase right (“Right”) for each outstanding share of common stock. The Rights are not exercisable and will not trade separately from the common stock unless a person or group acquires, or makes a tender offer for, 20% or more of the Company’s common stock. Initially, each Right entitles the registered holder to purchase one share of Company common stock at a price of $75 per share, subject to certain anti-dilution adjustments. If the Rights become exercisable and certain conditions are met, then each Right owned by someone other than the acquiring person or group will entitle its holder to receive, upon exercise, Company common stock having a market value of twice the exercise price of the Right. In addition, the Company may redeem the Rights at a price of $0.01 per Right, subject to certain restrictions. The Stockholder Rights Plan expires on October 21, 2009.

Share Reservations

The following table summarizes the reservation of authorized unissued shares for issuance upon exercise and conversion of outstanding instruments:

Stock Option Plans:
2005 Omnibus equity incentive plan	1,457,231
2004 Employee stock purchase plan	450,194
1999 Directors stock option plan	35,335
1999 Non-qualified stock option plan	283,030
Convertible debenture and warrants	2,436,239

Total	4,662,029

Note 7—Income Taxes

The provision (benefit) for income taxes based on loss from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Federal:
Current	$—	$—	$—
Deferred	(4,479)	(5,827)	(2,938)

	(4,479)	(5,827)	(2,938)
State:
Current	—	—	—
Deferred	250	(1,372)	(555)

	250	(1,372)	(555)
Foreign:
Current	—	(52)	84
Deferred	65	260	(35)

	65	208	49
Valuation allowance	4,229	7,199	3,493

	$65	$208	$49

The provision (benefit) for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to loss from continuing operations before income taxes. The primary components of such difference are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Taxes at federal statutory rate	$(5,418)	$(5,471)	$(2,110)
State taxes, net of federal benefit	(1,077)	(895)	(474)
Effect of tax rate differential for foreign subsidiary	(263)	(99)	(547)
Tax credits	—	(200)	(256)
Valuation allowance, including tax benefits of stock activity	7,354	6,309	3,493
Other items not reflected in consolidated statements of operations	(531)	564	(57)

Tax provision	$65	$208	$49

The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2007. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly. The Company has recorded a valuation allowance of $54.6 million as of December 31, 2007 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $4.2 million for the year ended December 31, 2007.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

At December 31, 2007 the Company has federal, state and foreign tax net operating loss carryforwards of approximately $132.2 million, $87.0 million and $0.6 million respectively. The federal tax loss will begin to expire in 2020 and the state tax loss carryforwards will begin to expire in 2020, and the foreign tax loss carryforward will expire in 2013. Cumulative tax benefits associated with the exercise of non-qualified stock options, restricted stock grants, disqualifying dispositions of both Incentive Stock Option stock and stock acquired from the Company’s Employee Stock Purchase Plan for 2007 and 2006 in the approximate amount of $1.3 million and $3.5 million, respectively, did not reduce current income taxes payable and, accordingly, it is not included in the deferred tax asset relating to net operating loss (NOL) carryforwards, but it is included with the federal and state NOL carryforwards disclosed in this footnote. The tax benefits associated with stock options deductions from 1998 to 2005 in the approximate amount of $15.5 million were not recorded in Additional Paid-in Capital because their realization were not more likely than not to occur and, consequently a valuation allowance was recorded against the entire benefit. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2007 of $3.8 million and $2.8 million, respectively, which begin to expire in 2014.

Unremitted earnings of foreign subsidiary(ies) have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Items that give rise to significant portions of the deferred tax accounts are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Tax loss carryforwards	$48,238	$41,800
Debt conversion rights	524	1,820
Research and development and other tax credit carryforwards	3,265	6,334
Uniform capitalization, contract and inventory related reserves	1,375	1,203
Accrued vacation	368	305
Allowance for doubtful accounts	10	16
Deferred compensation	95	118
Other	412	44

	54,287	52,158
Deferred tax liabilities:
Tax depreciation less than book depreciation	519	344
Convertible debt discount, embedded conversion option	(774)	(1,626)
Inventory deduction	(204)	(257)
Stock based compensation	671	174
Intangible assets	(111)	(146)
Pension assets	(1,472)	(2,494)
Other	(127)	(141)

	(1,498)	(4,664)

Net deferred tax assets before valuation allowance	52,789	47,494
Valuation allowance	(54,660)	(50,431)

Net deferred tax liabilities	$(1,871)	$(2,937)

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. At the date of adoption, the Company had $3.17 million of unrecognized tax benefits. Of the total unrecognized benefits at the adoption date, the entire amount of $3.17 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $3.17 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition would reduce the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2007 will significantly increase or decrease within 12 months.

The Company recognizes interest and penalties as a component of income tax expense. The interest and penalties as of December 31, 2007 and for the years ended December 31, 2007, 2006 and 2005 were zero.

The Company’s United States federal income tax returns for tax years since 2005 are subject to examination by the Internal Revenue Service and its state income tax returns since 2004 are subject to examination by the state tax authorities. The Company’s foreign tax returns since 2000 are subject to examination by the foreign tax authorities.

Net operating losses from years from which the statute of limitations have expired (2005 and prior for federal and 2004 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$3,200
Gross increases or decreases	—
Settlements	—
Lapse of statute of limitations	—

Balance at December 31, 2007	$3,200

Note 8—Commitments and Contingencies

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

Note 9—Leases

Rental expense amounted to $1.9 million, $1.7 million and $1.5 million in the years ended December 31, 2007, 2006 and 2005, respectively, and was incurred primarily for facility rental. Our San Diego headquarters and principal research, manufacturing and marketing facility occupies approximately 45,000 square feet under a renewable lease that expires in July 2010. The Company also occupies a 16,500-square-foot production annex in San Diego under a renewable lease that expires in November 2010. In addition, the Company leases research, manufacturing and marketing facilities occupying 68,620 square feet in Rossens, Switzerland, under a renewable lease that expires in December 2014. Future annual minimum rental commitments as of December 31, 2007 are as follows (in thousands):

Fiscal Years
2008	$1,977
2009	2,019
2010	1,625
2011	888
2012	888
Thereafter	1,775

$9,172

Note 10—Pension and Other Postretirement Benefit Plans

Foreign Plan

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the total over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost.

This plan is regulated by the Swiss Government and is funded by the employees and the Company. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, participating employees are required to contribute to the pension plan. The Company made pension contributions of $498,000, $336,000 and, $282,000 in 2007, 2006 and 2005, respectively. This plan has a measurement date of December 31.

The reported prepaid pension asset decreased from $10.4 million to $8.4 million during the year ended December 31, 2007. The decrease is from worse than expected asset performance and an increase in the plan liabilities caused by an increase in the plan population and a change in assumptions. The Company does not have any rights to this asset, between 45% to 50% of the contributions to the plan is made by the employees.

The following table reflects changes in pension benefits for the years ended December 31, 2007 and 2006:

	Pension Benefits
	Year ended December 31,
	2007	2006
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$14,401	$11,629
Service cost	314	214
Interest cost	426	308
Plan participant contributions	408	336
Benefits paid	(996)	(110)
Actuarial loss (gain)	3,147	543
Administrative expenses paid	(58)	(60)
Plan change	—	465
Special termination benefits/asset transfers in	—	108
Effect of foreign currency translation	1,397	968

Projected benefit obligation at end of year	19,039	14,401

Changes in plan assets:
Fair value of plan assets at beginning of year	24,772	21,070
Actual return on plan assets	703	1,482
Special termination benefits/asset transfers in	—	—
Company contributions	498	336
Plan participant contributions	408	336
Benefits paid	(996)	(110)
Administrative expenses paid	(58)	(60)
Effect of foreign currency translation	2,081	1,718

Fair value of plan assets at end of year	27,408	24,772

Funded status at end of year	$8,369	$10,371

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$7,548	$5,972
Foreign currency translation adjustment	603	418
Accumulated other comprehensive income	218	3,981

Net amount recognized	$8,369	$10,371

The components of net periodic benefit cost to the Company of the plan are as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Components of net periodic benefit cost:
Service cost	$314	$214	$198
Interest cost	426	308	343
Expected return on plan assets	(1,257)	(1,102)	(858)
Prior service cost (credit) amortization	34	(10)	(10)
Net (gain) amortization	(176)	(224)	(2)
Curtailments	—	—	—

Net periodic (income)	$(659)	$(814)	$(329)

	Pension Benefits
	Year ended December 31,
	2007	2006
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.50%	3.00%
Rate of compensation increase	2.50%	2.00%
Measurement date	12/31/07	12/31/06
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.00%	2.60%
Expected long-term return on plan assets	5.00%	5.00%
Rate of compensation increase	2.00%	2.00%
Percentage of the fair value of total plan assets held in each major category of plan assets:
Equity securities	29%	27%
Debt securities	17%	20%
Real estate	49%	48%
Other	5%	5%

Total	100%	100%

The Pension Plan’s overall strategy and investment policy is managed by the board of the Plan. The overall long-term rate is based on historical information and it assumes that the rate of return is 3.2% for Swiss bonds, 5.4% for unhedged foreign bonds, 5.0% for real property, 7.9% for Swiss equities and 7.5% for Global equities. Based on the target asset allocation of 10% Swiss bonds, 15% non-Swiss bonds, 14% Global equities, 45% real estate, 3% alternative investments and 5% cash and other short-term investments, the expected long-term pension asset return is currently 5.0%.

2007
(in thousands)
Accumulated other comprehensive income consists of the following:
Net transition obligation	$—
Net prior service (costs)	(388)
Net gain	606

Gross accumulated other comprehensive income	$218

Amortization payments expected to be paid during the fiscal year ended December 31, 2008:
Amortization of net transition obligation	$—
Amortization of net prior service costs	36
Amortization of net loss	0

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2008	$958
2009	1,082
2010	1,012
2011	1,127
2012	1,081
Years 2013 through 2017	6,439

Total	$11,699

As noted in the table above, the projected benefit obligation was $19.0 million and $14.4 million as of December 31, 2007 and 2006, respectively.

The Company expects to contribute $520,000 to its foreign pension plan in fiscal 2008.

U.S. Plan

The Company has post retirement benefit plans covering its employees in the United States. Substantially all U.S. employees are eligible to elect coverage under contributory employee savings plan which provide for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company’s matching contributions under this plan totaled $197,000, $172,000 and $187,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 11—Discontinued Operations

In September 2002, the Company decided to suspend the operations of its majority owned PurePulse Technologies, Inc. subsidiary. PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals. The Company plans to preserve its intellectual property and certain other technology assets for a possible future sale of such assets. The carrying value of the assets at December 31, 2007 and 2006 was zero. Reported operating loss from discontinued operations was zero, $195,000 and $40,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Revenue from discontinued operations was zero for the years ended December 31, 2007, 2006 and 2005.

Note 12—Related Party Transactions

Montena SA, the former parent company of Montena and a significant shareholder of Maxwell Technologies, Inc., was the lessor for the Company’s headquarters in Rossens, Switzerland until the end of 2005. During 2005, the Company paid $797,000, in rental fees to Montena SA. In January 2006, Montena SA sold the building to an unrelated third party and all payments for the Rossens property lease have been made to that unrelated party since January 1, 2006.

Note 13—Legal Proceedings

From time to time Maxwell Technologies, Inc. becomes involved in litigation arising out of its operations.

In October 2006, Maxwell filed a patent infringement lawsuit against NessCap in the United States District Court for the Southern District of California seeking monetary damages and an injunction to stop NessCap’s sales of infringing products based on four of Maxwell’s patents. In April 2007, a U.S. District Judge considered the first of the four patents and granted a preliminary injunction to prohibit NessCap from making, using, selling, or offering for sale its “prismatic” ultracapacitor products in the United States. Subsequently, NessCap filed a motion to stay the preliminary injunction pending its appeal to the United States Court of Appeals for the Federal Circuit. The appeal court denied NessCap’s motion. Maxwell posted an injunction bond to cover any possible loss suffered by NessCap as a result of the injunction in the unlikely event that the Court renders a holding of non-infringement. The second, third, and fourth patents remain pending against NessCap’s products.

In December 2006, NessCap filed a lawsuit against Maxwell in the United States District Court in the District of Delaware claiming Maxwell has infringed NessCap’s patented intellectual property. Maxwell moved for an alternate forum and the lawsuit was transferred to the same district court in San Diego where Maxwell’s other claims are pending. Maxwell subsequently filed a motion for summary judgment asserting non-infringement of NessCap’s patents and a hearing was held in November, 2007. In December, 2007, the Court denied Maxwell’s motion for summary judgment, deciding instead to wait until the Court considers additional briefing on the issue of patent claim interpretation. The Court set a hearing for this claim interpretation in April, 2008.

The legal expenses associated with these two lawsuits are capitalized, as management believes a favorable outcome is probable. Additionally, the Company believes that final rulings in favor of Maxwell will provide an increase in the value of the intellectual property involved substantial enough to outweigh the legal costs incurred to date. As of December 31, 2007 Maxwell has capitalized a total of $2.1 million of legal costs which is included in intangible assets in the consolidated balance sheet.

In 2005, a customer brought to our attention a possible defect in a product that the Company sourced from another manufacturer and resold to the customer. With no movement to a resolution of this issue Maxwell’s subsidiary, Maxwell SA, in late 2007 initiated a proceeding in Germany against the product manufacturer. The Company is currently in a discovery phase and analysis of product manufactured by the product manufactured. In November of 2007, an “expert” was appointed to conduct analysis on the allegedly defective product to determine: (a) if there is a defect; and (b) if there is a defect, if the defect is one stemming from manufacturing or from operating conditions. The expert’s opinion is expected no earlier than June 2008. The matter has not been resolved and the Company has not yet been able to determine what, if any, warranty exposure Maxwell may have, and therefore, no warranty reserve provision has been recorded. The Company carries insurance that may cover a portion of, and up to the entire obligation that might ultimately arise from this matter.

In December 2007, Maxwell, along with more than 150 other defendants, was named in an environmental suit. The suit, Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC, et al., was filed by the plaintiffs in the United States District Court for the Central District of California alleging damages related to hazardous waste contamination of the plaintiffs’ land. The plaintiff alleges that a prior service provider of Maxwell’s improperly disposed of hazardous material. Maxwell has been included in this suit as a result of an earlier suit that was settled in 1999. In that suit, Maxwell was a potentially responsible party (PRP) at a site a short distance from the current site. That suit was settled by Maxwell paying approximately $37,000. While Maxwell’s legal counsel cannot provide any assurance as to the likely outcome of this matter at this early stage, if any liability does arise out of this matter, Maxwell does not believe such liability would materially affect the financial position, results of operations, or cash flows of Maxwell in an adverse manner. We accrue for environmental-related obligations when they are probable and amounts can be reasonably estimated. A feasibility study has not been completed for the site therefore, no liability is known or estimable. Where the available information is sufficient to estimate the amount of liability, that estimate would be used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range would be used.

Note 14—Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31		June 30		September 30		December 31
	(in thousands except per share data)
Year ended December 31, 2007:
Operating:
Total revenue	$12,556	(a)	$13,622	(a)	$14,218		$16,965
Gross profit	3,413		2,692		3,346		4,900
Net loss	(4,048	)(b)	(7,968	)(c)	(2,611	)(d)	(1,106	)(e)

Basic and diluted net loss per share	$(0.24)		$(0.45)		$(0.13)		$(0.04)

Year ended December 31, 2006:
Operating:
Total revenue	$11,971		$12,763	(f)	$14,011	(f)	$15,140	(f)
Gross profit	3,512		2,361		2,740		3,686
Income (Loss) from continuing operations	(7,526	)(g)	(4,579	)(h)	(4,995	)(i)	800	(j)
Discontinued operations, net of tax	75		258		(361)		(167)
Net loss	$(7,451)		$(4,321)		$(5,356)		$633

Basic and diluted net loss per share:
Loss from continuing operations	$(0.45)		$(0.27)		$(0.29)		$0.04
Discontinued operations, net of tax	—		0.02		(0.02)		(0.01)

Net loss per share	$(0.45)		$(0.25)		$(0.31)		$0.03

(a)	Includes license fee of $272,000, and $281,000 for the first and second quarter respectively.
(b)	Includes a gain on embedded derivatives of $1.5 million, a non cash expense for stock options of $1.2 million and an amortization of debt discount of $904,000.
(c)	Includes a loss on embedded derivatives of ($1.4) million, a non cash expense for stock options of $841,000 and an amortization of debt discount of $904,000.
(d)	Includes a gain on embedded derivatives of $2.1 million, a non cash expense for stock options of $544,000 and an amortization of debt discount of $904,000.
(e)	Includes a gain on embedded derivatives of $2.3 million, a non cash expense for stock options of $401,000 and an amortization of debt discount of $855,000.
(f)	Includes license fee of $615,00, $494,000 and 338,000 for the second, third and fourth quarter respectively.
(g)	Includes a loss on embedded derivatives of ($3.5) million, a non cash expense for stock options of $936,000 and an amortization of debt discount of $904,000.
(h)	Includes a gain on embedded derivatives of $400,000, a non cash expense for stock options of $693,000 and an amortization of debt discount of $904,000.
(i)	Includes a gain on embedded derivatives of $50,000, a non cash expense for stock options of $710,000 and an amortization of debt discount of $904,000.
(j)	Includes a gain on embedded derivatives of $5.0 million, a non cash expense for stock options of $368,000, an amortization of debt discount of $904,000 and reversal of $464,000 contingency accrual

Note 15—Subsequent Events

None.

Schedule II

Valuation and Qualifying Accounts (in thousands)

	Balance at the Beginning of the Year	Charged to Expense	Acquisitions/ Transfers and Other	Write-offs Net of Recoveries	Balance at the End of the Year
Allowance for Doubtful Accounts:
December 31, 2005	393	(96)	(6)	(235)	56
December 31, 2006	56	113	6	(41)	134
December 31, 2007	134	31	(43)	(35)	87
Inventory Reserve:
December 31, 2005	4,027	1,015	(62)	(1,678)	3,302
December 31, 2006	3,302	1,258	38	(1,813)	2,785
December 31, 2007	2,785	1,072	(90)	(697)	3,070
Deferred Tax Asset Valuation Allowance:
December 31, 2005	39,415	—	3,816	—	43,231
December 31, 2006	43,231	—	7,200	—	50,431
December 31, 2007	50,431	—	7,937	—	58,368

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer. Our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required disclosed in the reports that the Company files or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has not been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

Remediation of prior year material weakness

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

To remediate this material weakness in internal control over financial reporting management:

•	Engaged an additional outside tax advisor who is an additional resource in the review of the work prepared by our current service provider.

•	Improved timing of certain tax review activities during the financial statement closing process improved the review process.

At December 31, 2007 the remediation of the prior year material weakness of internal controls has been completed.

Subsequent to the evaluation and through the date of this filing of Form 10-K for fiscal year 2007, we have not identified any significant changes in our internal controls or in other factors that are reasonably likely to materially affect our internal controls. The control weakness noted in our previous annual report and interim period SEC filings have been corrected.

Item 9B. Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Maxwell Technologies, Inc.

We have audited Maxwell Technologies, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Maxwell Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Maxwell Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion.

/s/    MCGLADREY & PULLEN, LLP

San Diego, California

February 29, 2008

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

1. Financial Statements. The consolidated financial statements required by this item are submitted in a separate section beginning on page 49 of this Annual Report on Form 10-K.

2. Financial Statement Schedules. The financial statement schedule entitled “Valuation and Qualifying Accounts” required by this item is submitted in a separate section beginning on page 81 of this Annual Report on Form 10-K.

3. Exhibits.

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement dated December 10, 2003 between Registrant and Metar SA en constitution. (1)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions dated August 15, 2003 by and between Registrant and Horizon Christian Fellowship. (1)

2.3	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated September 26, 2003. (1)

2.4	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated October 13, 2003. (1)

2.5	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated December 23, 2003. (1)

3.1	Restated Certificate of Incorporation of Registrant. (11)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated November 22, 1996. (7)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated February 9, 1998. (2)

3.4	Amended and Restated Bylaws of Registrant. (3)

4.1	Rights Agreement dated November 5, 1999 between Registrant and Chase Mellon Shareholders Services, LLC, as Rights Agent. (10)

4.2	Amendment of Rights Agreement dated as of July 5, 2002. (12)

10.1	1995 Stock Option Plan of Registrant. (8)

10.2	Amendment No. One to Registrant’s 1995 Stock Option Plan dated March 19, 1997. (7)

10.3	Amendment No. Two to Registrant’s 1995 Stock Option Plan dated February 13, 1998. (14)

10.4	Amendment No. Three to Registrant’s 1995 Stock Option Plan dated January 28, 1999. (2)

10.5	Amendment No. Four to Registrant’s 1995 Stock Option Plan dated Nov. 22, 1999. (4)

10.6	Amendment No. Five to Registrant’s 1995 Stock Option Plan dated August 14, 2000. (13)

10.7	Stock Option Agreement under 1995 Stock Option Plan by and between Registrant and Kenneth Potashner, dated as of May 19, 2003. (12)

Exhibit Number	Description of Document
10.8	1999 Director Stock Option Plan of Registrant. (4)

10.9	Registrant’s 1994 Employee Stock Purchase Plan. (8)

10.10	Amendment Number One to Registrant’s 1994 Employee Stock Purchase Plan, effective as of April 30, 1997. (7)

10.11	PurePulse Technologies, Inc. 1994 Stock Option Plan. (9)

10.12	Shareholder Agreement among Registrant, PurePulse Technologies, Inc., Sanyo E&E Corporation and Three Oceans Inc., dated January 28, 1999. (2)

10.13	Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated May 30, 2002. (5)

10.14	Amendment Number One to Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated June 28, 2002. (5)

10.15	Amendment Number Two to the Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated August 12, 2002. (6)

10.16	Indemnity Agreement for Directors of Registrant dated December 2004. (12)

10.17	Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.18	Schedule to Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.19	Export-Import Bank of the United States Agreement Executed by Borrower dated February 4, 2004 between Registrant, Export-Import Bank of the United States and Silicon Valley Bank. (12)

10.20	Securities Account Control Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.21	Firm-Fixed-Price Subcontract Purchase Order dated February 14, 2005 between Registrant and Northrop Grumman Space and Mission Systems Corp. (15)

10.22	Employment Agreement dated August 19, 2005 between Registrant and Tim Hart. (16)

10.23	Securities Purchase Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (17)

10.24	Registration Rights Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (17)

10.25	Employment Agreement dated December 22, 2001 between Registrant and Alain R. Riedo. (18)

10.26	Employment Agreement dated April 2, 2007 between the Registrant and George Kriegler. (19)

10.27	Registrant’s 2005 Omnibus Equity Incentive Plan, as amended through May 3, 2007. (20)

10.28	Underwriting Agreement dated May 8, 2007 between the Registrant and UBS Securities, LLC. (21)

10.29	Transition agreement effective as of July 23, 2007 between the Company and Richard D. Balanson. (22)

10.30	Employment agreement effective as of July 23, 2007 between the Company and David S. Schramm. (22)

10.31	Underwriting Agreement between the Company and UBS Securities, LLC dated October 9, 2007. (23)

Exhibit Number	Description of Document

21.1	List of subsidiaries of Registrant. *

23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2004.
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC file no. 000-10964).
(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC file no. 001-15477).
(4)	Incorporated herein by reference to Registrant’s Transition Report on Form 10-K for the transition period from August 1, 1999 to December 31, 1999 (SEC file no. 001-15477).
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2002.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2002.
(7)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC file no. 000-10964).
(8)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (SEC file no. 000-10964).
(9)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1996 (SEC file no. 000-10964).
(10)	Incorporated herein by reference to Registrant’s Form 8-A filed November 18, 1999 (SEC file no. 001-15477).
(11)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).
(12)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(13)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC file no. 000-10964).
(15)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2004.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2005.
(18)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2006.

(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2007.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2007.
(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007.
(22)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2007.
(23)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2007.

(b) See the exhibits required by this item under Item 15(a)(3) above.

(c) See the financial statement schedule required by this item under Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of February 2008.

MAXWELL TECHNOLOGIES, INC.

By:	/S/ DAVID SCHRAMM
David Schramm President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID SCHRAMM David Schramm	President, Chief Executive Officer and Director	February 29, 2008

/S/ TIM T. HART Tim T. Hart	Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/S/ MARK ROSSI Mark Rossi	Director	February 29, 2008

/S/ JEAN LAVIGNE Jean Lavigne	Director	February 29, 2008

/S/ ROBERT L. GUYETT Robert L. Guyett	Director	February 29, 2008

/S/ JOSÉ CORTES José Cortes	Director	February 29, 2008

/S/ THOMAS RINGER Thomas Ringer	Director	February 29, 2008

/S/ EDWARD CAUDILL Edward Caudill	Director	February 29, 2008

/S/ BURKHARD GOESCHEL Burkhard Goeschel	Director	February 29, 2008