Form 10-Q
period 2008-03-31
MAXWELL TECHNOLOGIES INC
filed 2008-05-07
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

The number of shares of the registrant’s Common Stock outstanding as of May 5, 2008 is 20,821,690 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2008

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three month periods ending March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2008 and 2007, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The following condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Actual results could differ from those estimates and operating results for the three month period ended March 31, 2008 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2008.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$15,625	$14,579
Investments in marketable securities	5,024	7,635
Trade and other accounts receivable, net	14,063	13,933
Inventories, net	16,371	14,717
Prepaid expenses and other current assets	1,831	1,657

Total current assets	52,914	52,521
Property and equipment, net	15,883	14,636
Intangible assets, net	3,318	3,154
Goodwill	23,598	21,183
Prepaid pension asset	9,662	8,369
Restricted cash	8,000	8,000
Other non-current assets	326	417

	$113,701	$108,280

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,094	$9,516
Accrued warranty	809	768
Accrued employee compensation	3,357	2,885
Short-term borrowings and current portion of long-term debt	17,072	16,472
Deferred tax liability	378	378

Total current liabilities	33,710	30,019
Deferred tax liability, long-term	1,493	1,493
Convertible debenture and long-term debt, excluding current portion	12,060	13,544
Stock warrants	922	577
Other long-term liabilities	580	535
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 20,795 and 20,417 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2,077	2,042
Additional paid-in capital	176,561	172,899
Accumulated deficit	(125,651)	(120,094)
Accumulated other comprehensive income	11,949	7,265

Total stockholders’ equity	64,936	62,112

	$113,701	$108,280

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Sales	$16,777	$12,193
License fee and service revenue	557	363

Total revenues	17,334	12,556
Cost of sales	12,106	9,143

Gross profit	5,228	3,413
Operating expenses:
Selling, general and administrative	5,339	5,055
Research and development	3,207	2,817
Amortization of other intangibles	83	19
Loss on sale of equipment	—	41

Total operating expenses	8,629	7,932

Loss from operations	(3,401)	(4,519)
Interest expense net	(156)	(319)
Amortization of debt discount and prepaid debt costs	(728)	(904)
Gain (loss) on embedded derivatives and warrants	(993)	1,499
Other income (expense), net	(33)	96

Loss before income taxes	(5,311)	(4,147)
Income tax (benefit) provision	246	(99)

Net loss	$(5,557)	$(4,048)

Basic and diluted net loss per share	$(0.28)	$(0.24)

Weighted average shares used in computing basic and diluted net loss per share	20,164	17,086

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(5,557)	$(4,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,246	981
Amortization	121	52
Amortization of debt discount and prepaid fees	728	904
Loss (gain) on embedded derivative liabilities	993	(1,499)
Pension benefit	(60)	64
Stock based compensation	569	1,177
Loss on sale of equipment	—	41
Provision for losses on accounts receivable	101	3
Changes in operating assets and liabilities:
Trade and other accounts receivable	776	(885)
Inventories	(1,321)	(2,264)
Prepaid expenses and other assets	(37)	(349)
Deferred income taxes	—	(388)
Accounts payable and accrued liabilities	2,114	(1,460)
Accrued employee compensation	356	(114)
Other long-term liabilities	(23)	—

Net cash provided by (used in) operating activities	6	(7,785)

Investing activities:
Purchases of property and equipment	(1,393)	(1,723)
Proceeds from sale of equipment	—	11
Maturities of marketable securities	3,112	2,533
Purchases of marketable securities	(501)	—

Net cash provided by investing activities	1,218	821

Financing activities:
Principal payments on long-term debt and short-term borrowings	(1,202)	(842)
Proceeds from long-term and short-term borrowings	1,027	1,092
Retirement of shares	18	(165)
Net proceeds from issuance of Company stock	368	225

Net cash provided by financing activities	211	310

Increase (decrease) in cash and cash equivalents	1,435	(6,654)
Effect of exchange rate changes on cash and cash equivalents	(389)	(52)

Increase (decrease) in cash and cash equivalents	1,046	(6,706)
Cash and cash equivalents, beginning of period	14,579	8,159

Cash and cash equivalents, end of period	$15,625	$1,453

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets and the incurrence of losses on warranty costs, the fair value of warrants and embedded conversion options related to convertible debenture. The markets for most of the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of these issues noted and other factors, actual results could differ from the estimates used by management.

The Company’s fiscal quarters end on the last day of the calendar month in March, June, September, and December.

Cash and Cash Equivalents, Investments in Marketable Securities

Excess cash is invested in debt instruments of the U.S. Government and its agencies, bank certificates of deposit, commercial paper and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized no net realized gains for the three months ended March 31, 2008 or for the year ended December 31, 2007. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at March 31, 2008 and December 31, 2007 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
As of March 31, 2008:
Commercial Paper, Maturing within 1 year	$5,024	$—	$5,024

Total	$5,024	$—	$5,024

As of December 31, 2007:
Commercial Paper, Maturing within 1 year	$7,635	$—	$7,635

Total	$7,635	$—	$7,635

Revenue Recognition

Sales revenue is derived from the sale of manufactured products directly to customers. For certain long-term contracts, revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitor design. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return.

Revenue generated from fixed price contracts is recognized at the time costs are incurred and is calculated on a percentage of completion basis, in accordance with contract accounting under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor.

Revenue generated from contracts with multiple elements is recognized in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue to which this guidance applies includes a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract obligates the manufacturer to source ultracapacitor electrode material from Maxwell. The agreement has no general right of return and allows for no refunds. Additionally, we have contracts where all the elements of the agreement need to be delivered and accepted by the customer prior to any revenue being recognized for the deliverables.

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

During fiscal 2007, the Company entered into two contracts whereby we have delivered certain elements and VSOE of fair value of the undelivered elements does not exist. As of March 31, 2008, the Company has recorded approximately $1.7 million of deferred revenue related to these contracts.

For contract research and development arrangements that contain up-front or milestone-based payments, we recognize revenue using the proportional performance method based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the contract. Revenue recognition computed under this methodology is compared with the amount of non-refundable cash payments received or contractually receivable at the reporting date and the lesser of the two amounts is recognized as revenue at each reporting date. The proportional performance methodology applied by the Company utilizes an input based measure, specifically costs incurred to date, to determine proportional performance because we believe the use of an input measure is a reasonable surrogate of proportional performance compared to an output based measure, such as milestones. Amounts billed in advance are recorded as deferred revenue on the balance sheet. Since payments received are generally non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received but not previously recognized as revenue.

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

	Three Months Ended March 31,
	2008	2007
Numerator
Net loss	$(5,557)	$(4,048)

Denominator
Basic and Diluted:
Weighted average shares outstanding	20,164	17,086

Basic and diluted net loss per share	$(0.28)	$(0.24)

For the three month periods ended March 31, 2008 and 2007, incremental equivalent shares under common stock options, of 400,994 and 854,160, respectively, were not included in the computation of diluted earnings per share as their impact would have been anti-dilutive. Shares issuable on conversion of convertible debenture of 1,242,784 have also been excluded in the computation of diluted earnings per share as their impact would have been anti-dilutive.

Income Tax (Benefit) Provision

The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

Recent Accounting Pronouncements

FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”) effective January 1, 2008. Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159. We believe the current accounting is appropriate for our investments as we have the ability to hold our investments for the long-term, therefore, SFAS No. 159 did not have any impact on our consolidated financial condition or results of operations.

FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable. In February 2008, the FASB issued FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company has adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We have determined that our fair value measurements for financial assets are in accordance with the requirements of SFAS No. 157. The implementation of SFAS No. 157 did not have any impact on our consolidated financial condition or results of operations. Refer to note 9 for further discussion.

Note 3 – Balance Sheet Details

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Inventory written down to market establishes a new cost basis and its value can not be subsequently increased based upon changes in underlying facts and circumstances. Inventory consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Inventories:
Raw material and purchased parts	$11,368	$10,237
Work-in-process	3,926	3,525
Finished goods	4,189	4,025
Inventory reserve	(3,112)	(3,070)

Net Inventory	$16,371	$14,717

Other Intangible Assets

Other Intangible Assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of March 31, 2008:
Developed core technology	$1,100	$(738)	$326	$688
Patents	3,259	(629)	—	2,630

Total Intangible Assets	$4,359	$(1,367)	$326	$3,318

Goodwill

The change in the carrying amount of goodwill from December 31, 2007 to March 31, 2008 is as follows (in thousands):

Balance at December 31, 2007	$21,183
Foreign currency translation adjustments	2,415

Balance at March 31, 2008	$23,598

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

The following table sets forth an analysis of the warranty reserve activity for the three months ended March 31, 2008 (in thousands):

March 31, 2008
Accrued Warranty:
Beginning balance	$768
Product warranty expense on sales	167
Charge to prior warranty expense/accrual	(2)
Settlement of warranties	(196)
Currency exchange adjustment	72

Ending balance	$809

Stock sale and change in additional paid in capital

In November 2006 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. As of March 31, 2008 we received approximately $26.6 million from the sale of common stock pursuant to the registration statement on Form S-3 however, during the three months ended March 31, 2008 the Company did not raise additional capital from the sale of securities under the registration statement on Form S-3.

Note 4 – Stock-Based Compensation

The Company has two active stock-based compensation plans as of March 31, 2008; the 2004 Employee Stock Purchase Plan (the “ESPP”) and the 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”) under which employees purchase common stock, the Company issues incentive stock options, non-qualified stock options and restricted stock awards are granted.

Employee Stock Options Plan

The fair value of the stock based options is estimated using the Black-Scholes valuation model with the following assumptions:

	Three Month Period Ended March 31,
	2008	2007
Expected dividends	—	—
Expected volatility	52.3%	52.3%
Average risk-free interest rate	2.7%	4.7%
Expected term/life (in years)	4.72	4.57

The weighted average grant price during the three months ended March 31, 2008 and 2007 was $8.17 and $11.41, respectively. The number of options shares granted during the three months ended March 31, 2008 and 2007 were 178,500 and 126,250, respectively. The weighted-average grant date fair value of employee options granted during the three months ended March 31, 2008 and 2007 was $3.80 and $5.35 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $61,000 and $50,000, respectively.

As of March 31, 2008 there was a total unrecognized compensation cost related to nonvested stock options granted under the incentive plan of $3.1 million or $1.8 million adjusted for forfeitures at an annual rate of 18.1%. The cost is expected to be recognized over a weighted average period of 2.9 years. Compensation cost for employee options recognized in the three months ended March 31, 2008 and 2007 was $324,000 and $259,000, respectively.

Restricted Stock Awards

For the three months ended March 31, 2008 we recognized an expense for compensation expense for restricted stock awards of $198,000 of which $106,000 was service based and $92,000 performance based, for the three months ended March 31, 2007 the expense was $856,000 of which $63,000 was service based and $793,000 performance based. Under FASB No. 123 (revised) Share-Based Payment (“SFAS 123R”) we determine the fair value at grant date and expenses that amount over the requisite service period. As prescribed under SFAS 123R we reassess the probability of achievement of milestones for each restricted stock award that was active and not earned as of March 31, 2008 and determined appropriate stock-based expense treatment under the SFAS 123R. The following table summarizes the activity under the restricted stock awards (in thousands, except for per share amounts):

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2008	352	$12.54
Granted	24	8.13
Vested	(33)	11.49
Forfeited	—	—

Non-vested at March 31, 2008	343	$12.54

The total grant-date fair value of restricted stock awards granted during the three months ended March 31, 2008 and 2007 was $195,000 and $1.7 million, respectively. There were 33,000 and 45,000 shares vested during the three months ended March 31, 2008 and 2007 with a vest date fair value of $289,000 and $542,000, respectively. As of March 31, 2008 there was $1.5 million of total unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Options and Employee Stock Purchase Plan

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

	Three Months Ended March 31,
	2008	2007
Expected dividends	—	—
Stock Price on valuation date	$8.27	$13.95
Expected volatility	70.22%	50.51%
Average risk-free interest rate	3.37%	5.06%
Expected life (in years)	.5	.5
Fair value per share	$2.90	$4.16
ESPP compensation expense recognized	$49,400	$40,000

Stock based compensation expense

Compensation cost for restricted stock awards, employee stock options, ESPP and non-employee stock compensation included in Cost of sales; Selling, general and administrative; and research and development is (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock-Based Compensation Including Non-Employee, Expense Recognized:
Cost of sales	$95	$65
Selling, general and administrative	386	1,065
Research and development	88	47

Total Stock-Based Compensation Costs	$569	$1,177

Note 5 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss as reported	$(5,557)	$(4,048)
Foreign currency translation adjustment	4,684	42
Unrealized gain (loss) on securities	—	—

Comprehensive loss	$(873)	$(4,006)

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

In December 2006, NessCap filed a lawsuit against Maxwell in the United States District Court in the District of Delaware claiming Maxwell products infringe NessCap’s patented intellectual property. Maxwell moved for an alternate forum and the lawsuit was transferred to the same district court in San Diego where Maxwell’s patent claims against NessCap are pending. Maxwell subsequently filed a motion for summary judgment asserting non-infringement of NessCap’s patents and a hearing was held in November, 2007. In December, 2007, the Court denied Maxwell’s motion for summary judgment, deciding instead to wait until the Court considers additional briefs on the issue of patent claim interpretation. The Court held a claim construction hearing and subsequently issued its ruling in April, 2008. Maxwell’s outside counsel believes the claim construction issued by the Court places Maxwell in a favorable position for the lawsuit. A mandatory settlement conference was scheduled for May, however, prior to that conference Maxwell and NessCap signed a memorandum of understanding covering proposed terms for settling their patent disputes; refer to note 11, subsequent event.

The legal expenses associated with these two lawsuits are capitalized, as management believes a favorable outcome is probable. Additionally, Maxwell believes that final rulings in favor of Maxwell will provide a substantial enough increase in the value of the intellectual property involved to outweigh the legal costs incurred to date. As of March 31, 2008 Maxwell has capitalized a total of $2.3 million of legal costs which is included in intangible assets in the condensed consolidated balance sheet.

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

In December 2007, Maxwell, along with more than 150 other defendants, was named in an environmental suit. The suit, Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC, et al., was filed by the plaintiffs in the United States District Court for the Central District of California alleging damages related to hazardous waste contamination of the plaintiffs’ land. The plaintiff alleges that a prior service provider of Maxwell’s improperly disposed of hazardous material. In March 2008, Maxwell joined and adopted the motion to dismiss filed by defendants Omega Chemical PRP Group LLC and Omega Chemical PRP Group. That motion was denied, however, the Court elected to grant a motion to stay the proceedings. This action by the Court appears to have been granted in part due to an overwhelming flow of paper being created by all 150 defendants regarding this case and in part because the plaintiff has yet to perform a feasibility study. In the meantime, Maxwell’s outside counsel is conferring with co-defendants’ counsel to finalize a Joint Defense Agreement whereby related defendants can share information in an effort to reduce the cost of defending the suit.

Maxwell has been included in this suit as a result of an earlier suit that was settled in 1999. In that suit, Maxwell was a potentially responsible party (PRP) at a site a short distance from the current site. That suit was settled by Maxwell paying approximately $37,000. While Maxwell’s legal counsel cannot provide any assurance as to the likely outcome of this matter at this early stage, if any liability does arise out of this matter, Maxwell does not believe such liability would materially affect the financial position, results of operations, or cash flows of Maxwell in an adverse manner. The Company will evaluate what amount, if any, to accrue for probable liability upon an analysis of the feasibility study which is expected to be completed no earlier than June 2008.

Note 7 – Convertible Debenture

Maxwell accounts for the conversion option in the convertible debenture (the “Debenture”) and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The discount attributable to the issuance date aggregate fair value of the conversion options, warrants and issuance costs totaling $9.2 million, is being amortized using the effective interest method over the term of the Debenture. For the three months ended March 31, 2008 and 2007, $728,000 and $904,000 of the discount and prepaid fees were amortized and included in the condensed consolidated statement of operations.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. For the three months ended March 31, 2008 and 2007, the interest rate on the Debenture was 3.375% and 6.375% respectively.

The outstanding Debenture is payable in quarterly installments of $2.8 million from June 2008 through December 2009. The holder, at its election, can defer each quarterly payment one time, for a 24 month period. As a result the final installment payments may be delayed, at the holders’ election, until December 2011. The holder elected to delay the first payment that was due in December 2007 and elected to receive the second payment for which the Company elected to pay in 300,865 shares of stock that was issued in March 2008. During the three months ended March 31, 2008 and 2007 we paid in cash $356,000 and $402,000, respectively for accrued interest expense on the Debenture. At March 31, 2008 and 2007 accrued interest on the Debenture was $270,000 and $393,000, respectively.

At March 31, 2008, the Debenture were convertible by the holder at any time into 1,242,784 common shares. The Company also issued warrants in connection with the issuance of the Debenture. At March 31, 2008 the holder had a total of 419,440 shares which had an exercise price of $17.88. The exercise price and the number of convertible shares, and warrants have been adjusted from the original issued amounts and continue to be subjected to an adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price.

Maxwell may require that a specified amount of the principal of the Debenture be converted if certain conditions are satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applies a Z factor, which is a theoretical measurement of the probability of this occurrence. The factor used as of March 31, 2008 and 2007 was 4.7% and 10.0%, respectively, for forced conversion of 50% of the conversion option at 135% of the exercise price and 0.6% and 2.2%, respectively, for forced conversion of the remaining conversion option at 175% of the exercise price.

The fair value of the warrants and embedded conversion options is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Convertible Shares at March 31,		Warrants at March 31,
	2008	2007	2008	2007
Black-Scholes Assumptions:
Conversion / Exercise Price	$17.88	$19.00	$17.88	$19.00
Market Price	$10.19	$12.52	$10.19	$12.52
Expected dividends	—	—	—	—
Expected volatility	62.4%	49.7%	57.7%	50.3%
Average risk-free interest rate	1.60%	4.54%	1.74%	4.52%
Expected term/life (in years)	1.7	2.7	2.7	3.7

The change in fair value on revaluation of Debenture conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The fair value of the warrants at March 31, 2008 and 2007 were $922,000 and $1.5 million respectively and is included in “Stock warrants” on the balance sheet. The net fair value of the liability to the holders and Maxwell’s conversion rights at March 31, 2008 and 2007 was $2.0 and $3.5 million respectively which is included in “Convertible debenture and long-term debt” on the balance sheet. The effect of the fair market value adjustment of $993,000 loss and ($1.5) million gain for the three months ended March 31, 2008 and 2007, respectively, is recorded as “Loss (gain) on embedded derivative and warrants”.

In the event of any default or fundamental change as defined in the Debenture, the holder will be entitled to require Maxwell to redeem the Debenture (or any portion thereof) at a price equal to the greater of (i) the applicable redemption premium (ranging from 103%-115%) and (ii) the product of (x) the number of shares in to which the Debenture is convertible using the $17.88 per share conversion price and (y) the closing price of Maxwell’s common stock on the day preceding the default or fundamental change.

The Company shall pay to each holder of registrable securities related to the embedded conversion feature and warrants liquidated damages of 1.5% of the aggregate purchase price every 30th day after a maintenance failure of the registration of the securities. These damages continue each 30 days (pro rated) until the registration failure is cured. As of March 31, 2008, if the Company was not in compliance we would incur damages of $333,000 every 30 days until we cured the maintenance failure. In addition if the damages are not paid in 30 days after they are due the Company would incur interest of 1.0% per month on the outstanding damages.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance in excess of $8.0 million. This amount is classified as restricted cash at March 31, 2008 and 2007.

Note 8 – Defined Benefit Plan

We have a retirement plan for the Company’s Swiss subsidiary that is classified as a defined benefit pension plan. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute, at a minimum, the amount required by Swiss law, using the required percentage applied to the employee’s compensation. There is no offset provision based on the obligation level of the fund. In addition, the employee is required to contribute to the pension plan. This plan has a measurement date of December 31.

Components of the net periodic benefit (cost) were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Service cost	$(120)	$(76)
Interest cost	(171)	(104)
Expected return on plan assets	361	306
Prior service cost amortization	(10)	(8)
Net gain amortization	—	42

Net periodic benefit	$60	$160

Employer contributions of $129,000 and $103,000 were paid during the three months ended March 31, 2008 and 2007, respectively. Additional employer contributions of approximately $391,000 are expected to be paid during the remainder of fiscal 2008.

Note 9 – Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS No. 157 for non-recurring nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements. The Company has adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities includes fair value in goodwill impairment testing, and long lived asset impairment assessments.

SFAS No. 157 clarifies that fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Under SFAS No. 157, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are those that reflect our assumptions about what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•

Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of March 31, 2008, the financial assets to which SFAS No. 157 applied were investments in marketable securities and financial liabilities were for the conversion feature of the convertible debenture and warrants.

The fair value measurements related to these financial assets and liabilities are summarized as follows (in thousands):

		March 31, 2008	Quoted Prices in Active Market (Level 1)
Investment in marketable securities		$5,024	$5,024

Total level 1		$5, 024	$5,024

	December 31, 2007	Change in Fair value	March 31, 2008 Unobservable Data (Level 3)
Conversion features of convertible debenture (A)	$1,315	$648	$1,963
Warrants (A)	577	345	922

Total level 3	$1,892	$993	$2,885

(A)	Refer to note 7 – convertible debenture, for the valuation model and unobservable data used to calculate fair value of the conversion features of the convertible debenture and warrants issued by the Company.

Note 10 – Contingencies

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

In April 2007, we were required to post a $700,000 bond before a court injunction of the patent infringement lawsuit against Nesscap was implemented. We purchased an injunction bond issued by a third party and we do not expect the bond to be called as we intend to comply with the underlying performance requirements.

Note 11 – Subsequent Event

On May 5, 2008 Maxwell Technologies, Inc. and NessCap Co., Ltd. announced that the companies have agreed to a framework for settling the patent disputes relating to their respective ultracapacitor products and the companies signed a Memorandum of Understanding including a provision to immediately halt all ongoing patent infringement litigation between the companies. The proposed settlement terms will remain confidential pending final agreement and execution of definitive agreements. This announcement does not amend our treatment of our legal costs in this matter.

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

For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A of this document or as disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business. Subsequently, we provide a summary of some of the highlights from the three months ended March 31, 2008, followed by a discussion of the different aspects of our business. We then proceed to discuss our results of operations for the three month period ended March 31, 2008 compared with the three month period ended March 31, 2007. This is followed by an analysis of changes in our balance sheet and cash flows and discussion of our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” We then review our critical accounting policies and new accounting pronouncements along with the impact of inflation on our business.

Overview

Maxwell Technologies, Inc. is a Delaware corporation that is headquartered in San Diego, California. We originally incorporated in 1965 under the name “Maxwell Laboratories, Inc.” In 1996, we changed our name to Maxwell Technologies, Inc. We develop, manufacture and market energy storage and power delivery products for transportation, industrial telecommunications and other applications and microelectronic products for space and satellite applications.

Maxwell operates as one operating segment called High Reliability, which has two manufacturing locations (San Diego, California and Rossens, Switzerland) and is comprised of three product lines:

•

Ultracapacitors: Our primary focus is on ultracapacitors, energy storage devices that possess a unique combination of high power density, long operational life and the ability to charge and discharge very rapidly. Our BOOSTCAP® ultracapacitor cells and multi-cell modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including transportation, automotive, telecommunications, energy and consumer and industrial electronics.

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

Highlights of the Quarter Ended March 31, 2008

We reported revenue of $17.3 million and a net loss for the three months ended March 31, 2008 of approximately $5.6 million, or $0.28 per diluted share, versus revenue of $12.6 million and a net loss of $4.0 million, or $0.24 per diluted share, for the three months ended March 31, 2007.

During the three months ended March 31, 2008, we continued to focus on developing strategic alliances, introduced new products, increased production capacity to meet anticipated future demand, reduced product costs, funded capital improvements, strengthened senior management and improved production processes. Some of these efforts are described below:

•

In January we announced that Continental AG, one of the world’s leading automotive electronics suppliers, had selected Maxwell’s BOOSTCAP® ultracapacitors as the energy storage element of an electrical system stabilization Continental is developing for a major automaker.

•

In February we announced that our BOOSTCAP® ultracapacitor production facility in San Diego, California has been certified to the auto industry-specific, International Organization for Standardization (ISO) TS 16949 standard, confirming the company’s competence as an automotive supplier. Maxwell’s ultracapacitor plant in Rossens, Switzerland, earned ISO/TS certification in 2004, and our contract manufacturing operation in Shenzhen, China, was certified in 2006.

•

In March we announced that our Swiss subsidiary was honored as Supplier of the Year for the third time by Siemens Power Transmission & Distribution for our high voltage capacitors. According to Siemens, this award recognizes the supplier that best demonstrates ongoing commitments to lowering operational costs, innovation in product quality and delivery performance, technical support and manufacturing expertise. Maxwell received high ratings in technological innovation, supply capabilities, and overall quality in supplying CONDIS® high voltage capacitor products.

•

In April we announced a development collaboration through which Maxwell will produce lithium-ion battery electrodes for testing and evaluation by Johnson Controls-Saft Advanced Power Solutions. The electrodes for Li-Ion battery applications will incorporate Maxwell’s proprietary process, which has been used successfully in ultracapacitor applications. The collaboration aims to demonstrate optimized battery performance while reducing energy consumption, solvent recovery and manufacturing cost.

Results of Operations and Financial Condition —Quarter Ended March 31, 2008 Compared with Quarter Ended March 31, 2007

The following table presents unaudited selected consolidated financial data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Revenue	$17,334	$12,556
Revenue increase from the prior year’s quarter	38%	5%
Gross profit as a percentage of revenue	30%	27%
SG&A as percentage of revenue	31%	40%
R&D expense as percentage of revenue	19%	22%
Loss from Operations	$(3,401)	$(4,519)
Net Loss	$(5,557)	$(4,048)
Basic and diluted net loss per share	$(0.28)	$(0.24)

Net loss was $5.6 million, or $(0.28) per share, in the first quarter of fiscal 2008, compared with $4.0 million, or $(0.24) per share, in the same period one year ago. The $1.6 million increase in net loss from the prior year period consists of an increase in operating expenses of $0.7 million, and change in fair value from prior year quarter on our embedded derivatives and warrants of $2.5 million. The increases in these cash and non-cash expenditures were offset by an increased gross profit of $1.8 million. As a percentage of revenue, gross profit, SG&A expenses and R&D expense improved for the three months ended March 31, 2008 compared with the same period one year ago.

Revenue

Revenue in the first quarter of fiscal 2008 increased 38% to $17.3 million, compared with $12.6 million in the same period one year ago. Product revenue increased 38% or $4.6 million and license fee and service revenue increased 53% or $194,000.

Based on the quarterly weighted-average of the foreign exchange rate of the Swiss Franc to the U.S. dollar, the value of the Swiss Franc increased 16% to $0.9446 per U.S. dollar for the quarter ended March 31, 2008, up from $0.8124 per U.S. dollar for the same period one year ago. The increase in the Swiss Franc compared to the U.S. dollar alone increased revenue $1.6 million in the first quarter of fiscal 2008 compared to the same period one year ago.

Revenue mix by product line for the first quarter of 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Ultracapacitors	31%	26%
High-Voltage Capacitors	48%	50%
Microelectronics	21%	24%

Total	100%	100%

Gross Profit

Gross profit in the first quarter of fiscal 2008 increased $1.8 million or 53% compared with the same period one year ago. As a percentage of revenue, gross profit increased to 30% compared with 27% in the same period one year ago. The increase of gross profit is derived from two areas; $1.3 million is from increased pricing and/or the reduction of costs of product and $517,000 from increased volume. Revenue and gross profit were positively impacted by an increase in licensing and service fees of $194,000 compared with the same period one year ago. We also had specific cost reductions in warranty and rework expense that provided a favorable variance of $308,000 from the same period one year ago; we realized $758,000 of improvement in manufacturing costs due to higher production volume and favorable foreign currency exchange rates on purchases of raw material of $543,000, along with continued benefits in gross profit from reduced manufacturing costs as production of certain products was moved to China. The increased costs from the same period one year ago were primarily based on increased volumes which increased cost of goods sold at standard cost by $2.7 million and freight by $200,000; while our quarterly standard costs adjustment had an $868,000 decrease from prior quarter standard cost on certain existing inventory.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were 31% of revenue for the first quarter of fiscal 2008, which is down from 40% from the same period one year ago. Significant items of the approximate $284,000 increase from the prior year’s quarter includes an increase of $478,000 in personnel cost; $157,000 in outside commissions; $115,000 in bad debt expense; $115,000 in consulting and other professional services; and $62,000 in expenses for our Shanghai representation office. These increases were offset by decreases of $679,000 for stock compensation expense; and $60,000 in advertising expense.

Research & Development (R&D) Expense

Research and development (R&D) expenses were approximately $3.2 million for the first quarter of fiscal 2008 compared with approximately $2.8 million for the same period in 2007. As a percentage of revenues, R&D expense was 19% for the first quarter of fiscal 2008 and 22% for the same period in 2007. Significant items include, R&D expenditures increased due to additional facility expenses of $140,000, $147,000 in costs to support service fees, $36,000 in travel expense, and $148,000 in personnel cost and stock compensation expense while these amounts were offset by a reduction in design and consulting assistance of $147,000. Our R&D spending continues to represent a significant percentage of revenue and is focused mainly on BOOSTCAP® product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded an income tax provision of $246,000 for the first quarter of fiscal 2008 compared with approximately $99,000 income tax benefit for the same period in 2007. This provision is for our Swiss subsidiary’s operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Liquidity and Capital Resources

Changes in Cash Flow

For the three months ended March 31, 2008, cash provided by operating activities was $6,000 compared with cash used in operating activities of $7.8 million for the same period one year ago. Our operating loss of $5.6 million was offset by non cash expenses for depreciation, amortization, embedded derivative adjustment and stock based compensation expenses which totaled $3.7 million. We generated cash of $776,000 from the collection of receivables, and an increase in accounts payable provided favorable cash of $2.1 million. The primary use of cash was from an increase in inventory of $1.3 million to help support increased sales.

Capital expenditures are expected to be approximately $5.7 million for our 2008 fiscal year, which will be invested primarily in production equipment to increase capacity for the higher customer demand of High-Voltage and BOOSTCAP® products. As of March 31, 2008 we had purchased $1.4 million of capital equipment.

The net cash provided by financing activities for the three months ended March 31, 2008 totaled $211,000. Included in the net financing activities was a principal payment of $2.8 million on the convertible debenture with common stock, a non-cash event, and an additional $368,000 raised from the exercise of stock options and ESPP. Additionally, we paid off and re-borrowed a short term loan of $1.0 million.

Liquidity

As of March 31, 2008, we had approximately $20.6 million in cash and cash equivalents, investments in marketable securities and an additional $8.0 million in restricted cash for a total of $28.6 million. The cash restriction will be released when the convertible debenture is fully repaid.

In November 2006 we filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. During 2007 the Company received $26.6 million in cash from the sale of 2.65 million shares of the Company’s common stock. Cumulatively, through March 31, 2008 our patent defense costs totaled $2.3 million. We anticipate our expenditures for this matter in 2008 to be less than 2007. Maxwell continues to have cash requirements and if current cash balances are not sufficient to cover our activities and if additional funds are required we have several options to raise capital, which include negotiations to eliminate the current restriction on $8 million of cash, bridge financing and/or a private placement or public offering of our common stock, preferred stock, sale of various assets, or debt. The Company believes it will have adequate resources to fund working capital requirements and product development through the next 12 months.

Debenture, Short-term and Long Term Borrowings

Convertible Debenture

On December 20, 2005, the Company issued a senior subordinated convertible debenture in aggregate principal amount of $25 million (the “Debenture”) along with warrants to purchase shares of Maxwell common stock. The outstanding Debenture is payable in quarterly installments of $2.8 million from June 2008 through December 2009. The holder, at its election, can defer each quarterly payment one time, for a 24 month period, as such the final installment payments may be delayed, at the holders’ election, until December 2011. The holder elected to delay the first payment 24 months that was originally due December 2007. The holder then elected to receive the second payment of $2.8 million that was due in March 2008 which we elected to pay with 300,865 shares of common stock.

At March 31, 2008 the outstanding principal payments due on the Debenture were $22.2 million. Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. During the three months ended March 31, 2008 we made interest payments in cash of $356,000.

The change in fair value on revaluation of Debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and Debenture conversion between the two measurement dates using a Black-Scholes calculation. The effect of the fair market value adjustment is recorded as “Gain (loss) on embedded derivative liabilities.”

The net fair value of the holder’s and Maxwell’s conversion rights at March 31, 2008 was a net liability of $2.0 million, this amount is included in “Convertible debenture and long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debenture had a fair value at March 31, 2008 of $922,000, which is included in “Stock warrants” on the balance sheet. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of March 31, 2008.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance of $8.0 million. This amount is classified as restricted cash at March 31, 2008 and 2007.

Short-term borrowings

Maxwell’s European subsidiary, Maxwell Technologies SA, (Maxwell SA) has a 2.0 million Swiss Francs (approximately $2.0 million as of March 31, 2008) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 4.65% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of March 31, 2008 and 2007, the full amount available under the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $1.0 million as of March 31, 2008) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 4.45%. Borrowings under the credit agreement are unsecured and as of March 31, 2008, $954,000 of the overdraft credit line was drawn.

Maxwell SA, has a 2.0 million Swiss Francs (approximately $2.0 million as of March 31, 2008) short-term loan agreement with a Swiss bank. Borrowings under this short-term loan agreement bear interest at 4.55% with repayment terms extending beyond one month from the date of funding. Borrowings under the short-term loan agreement are unsecured and as of March 31, 2008, the full amount of the credit line was drawn.

Long-term borrowings

Maxwell SA, has a term loan with a maximum draw of 1.2 million Swiss Francs for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of March 31, 2008, approximately $462,000 was outstanding. The weighted average interest rate on the funds borrowed at March 31, 2008 was 4.2%.

Maxwell, SA had a lending agreement for the acquisition of manufacturing equipment up to 1.4 million Swiss Francs. After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 7.9%. At March 31, 2008 the balance of the obligation of $1.2 million.

In December 2006, we secured a $1.0 million credit line from a U.S. bank for capital equipment purchases, subject to a three-year repayment period. The agreement bears interest at a rate of the US government Treasury note plus 825 basis points. As of March 31, 2008 the interest rate was 12.99% with an amount outstanding of $427,000.

The Company has various financing agreements for vehicles in the US and Switzerland that originally totaled $132,000. The agreements are up to a five year repayment period with interest rates of 4.9%—7.0%, and at March 31, 2008 $125,000 was outstanding.

Other Events

In 2005, a customer brought to our attention a possible defect in a product that we sourced from another manufacturer and resold to the customer. In late 2007, Maxwell SA initiated a proceeding in Germany against the original manufacturer. This proceeding is currently in a discovery phase for analysis of Maxwell’s claim of product defect manufactured by the source company. These products were resold by Maxwell to end customers who have experienced issues with the product. In November of 2007, an “expert” was appointed to perform experiments on the allegedly defective product to determine: (a) if there is a defect; and (b) if there is a defect, if the defect is one stemming from manufacturing or from operating conditions. The expert’s opinion is expected no earlier than June 2008. The matter has not been resolved and we have not yet been able to determine what, if any, warranty exposure Maxwell may have, and therefore, we have not recorded any specific warranty reserve provision for this issue. We carry insurance that we believe would cover all or a portion of any obligation that might ultimately arise from this matter.

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

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no changes to these critical accounting policies subsequent to March 31, 2008.

Revenue Recognition

Sales revenue is derived from the sale of manufactured products directly to customers. For certain long-term contracts, revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitor design. Product revenue is recognized, according to the guidelines of SEC Staff Accounting Bulletin Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return.

Revenue generated from fixed price contracts is recognized at the time costs are incurred and is calculated on a percentage of completion basis, in accordance with contract accounting under Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor.

Revenue generated from contracts with multiple element is recognized in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue to which this guidance applies includes a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract obligates the manufacturer to source ultracapacitor electrode material from Maxwell. The agreement has no general right of return and allows for no refunds. Additionally, we have contracts where all the elements of the agreement need to be delivered and accepted by the customer prior to any revenue being recognized for the deliverables.

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

During fiscal 2007, the Company entered into two contracts whereby we have delivered certain elements and VSOE of fair value of the undelivered elements does not exist. As of March 31, 2008, the Company has recorded approximately $1.7 million of deferred revenue related to these contracts.

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

Convertible Debenture

We account for the convertible debenture and warrants in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard requires that the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19” were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders’ equity. The December 20, 2005 valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the four-year life of the Debenture using the effective interest method.

The convertible debenture issued on December 20, 2005 was evaluated and determined not to be a conventional convertible debt instrument and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued in conjunction with the convertible debenture on December 20, 2005 were also evaluated and determined to be derivative instrument and, therefore, classified as liabilities on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in our statement of operations.

A Black-Scholes valuation calculation is applied to both the conversion features and warrants at the end of each period. The valuations were used to record the fair value of these instruments at the end of the reporting periods with any difference from prior period calculations reflected in the statement of operations. The Company’s stock price is one input used in the Black-Scholes calculation, which has a significant impact on the calculation. The change in the Company’s stock price will have a gain or loss effect on embedded derivative liabilities in the statement of operations. The exercise price and the number of convertible shares, and warrants have been adjusted from the original issued amounts and continue to be subjected to an adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price. The volatility of the Company’s stock price is likely to generate large swings in the valuations of the conversion features and warrants in future periods.

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

The Swiss pension is similar to our U.S. defined contribution plan (401K) since the Company does not have any access to this asset, approximately 45% of the contributions are made by the employee, and the plan is regulated by the Swiss Government. The Company does not have any access or rights to this pension asset. The pension asset is being reported to comply with accounting pronouncements that require us to disclose the amount on our balance sheet.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the periods presented. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Pending Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect our consolidated financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Francs) revenue and operating expenses as well as loans. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. The Company has certain long term contracts in a currency other than U.S. dollars. A change of 100 basis points (or 1%) in the customer local currency would impact the value of the contract by approximately $158,000. We do not hedge our currency exposures.

Interest Rate Risk

At March 31, 2008, we had approximately $29.1 million in debt, of which $12.1 million is classified as long-term debt. We do not anticipate significant interest rate swings in the near future; however, if they do occur it may affect the consolidated balance sheet or statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would have a $291,000 effect on our related interest expense.

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

Under the direction of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. During the quarter ending on March 31, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2006, NessCap filed a lawsuit against Maxwell in the United States District Court in the District of Delaware claiming Maxwell products infringe NessCap’s patented intellectual property. Maxwell moved for an alternate forum and the lawsuit was transferred to the same district court in San Diego where Maxwell’s patent claims against NessCap are pending. Maxwell subsequently filed a motion for summary judgment asserting non-infringement of NessCap’s patents and a hearing was held in November, 2007. In December, 2007, the Court denied Maxwell’s motion for summary judgment, deciding instead to wait until the Court considers additional briefing on the issue of patent claim interpretation. The Court held a claim construction hearing and subsequently issued its ruling in April, 2008. Maxwell’s outside counsel believes the claim construction issued by the Court places Maxwell in a favorable position for this lawsuit. A mandatory settlement conference was scheduled for May, 2008 however, prior to that conference Maxwell and NessCap signed a memorandum of understanding covering proposed terms for settling their patent disputes. Refer to note 11, subsequent events.

The legal expenses associated with these two lawsuits are capitalized, as management believes a favorable outcome is probable. Additionally, Maxwell believes that final rulings in favor of Maxwell will provide an increase in the value of the intellectual property involved substantial enough to outweigh the legal costs incurred to date. As of March 31, 2008 Maxwell has capitalized a total of $2.3 million of legal costs which is included in intangible assets in the condensed consolidated balance sheet.

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

In December 2007, Maxwell, along with more than 150 other defendants, was named in an environmental suit. The suit, Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC, et al., was filed by the plaintiffs in the United States District Court for the Central District of California alleging damages related to hazardous waste contamination of the plaintiffs’ land. The plaintiff alleges that a prior service provider of Maxwell’s improperly disposed of hazardous material. In March 2008, Maxwell joined and adopted the Motion to Dismiss filed by defendants Omega Chemical PRP Group LLC and Omega Chemical PRP Group. That motion was denied, however, the Court elected to grant a motion to stay the proceedings. This action by the Court appears to have been granted in part due to an overwhelming flow of paper being created by all 150 defendants regarding this case and in part because the plaintiff has yet to perform a feasibility study. In the meantime, Maxwell’s outside counsel is conferring with co-defendants’ counsel to finalize a Joint Defense Agreement whereby related defendants can share information in an effort to reduce the cost of defending the suit.

Maxwell has been included in this suit as a result of an earlier suit that was settled in 1999. In that suit, Maxwell was a potentially responsible party (PRP) at a site a short distance from the current site. That suit was settled by Maxwell paying approximately $37,000. While Maxwell’s legal counsel cannot provide any assurance as to the likely outcome of this matter at this early stage, if any liability does arise out of this matter, Maxwell does not believe such liability would materially affect the financial position, results of operations, or cash flows of Maxwell in an adverse manner. The Company will evaluate what amount, if any, to accrue for probable liability upon an analysis of the feasibility study which is expected to be completed no earlier than June 2008.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2008, the Company elected under the terms of its outstanding Convertible Debenture to pay its quarterly installment obligation using 300,865 shares of Maxwell’s Common Stock, at a conversion price equal to 90% of the weighted average trading price on the five (5) trading days preceding the due date for the installment. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Date: May 6, 2008	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David Schramm
David Schramm
President and Chief Executive Officer

Date: May 6, 2008	By:	/s/ Tim T. Hart
Tim T. Hart
Senior Vice President – Finance, Treasurer, Chief Financial Officer and Secretary