Form 10-Q
period 2008-06-30
MAXWELL TECHNOLOGIES INC
filed 2008-08-07
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2008 is 21,141,819 shares.

TABLE OF CONTENTS

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2008

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six month periods ending June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In the opinion of management, these unaudited statements contain all adjustments (consisting of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation for the periods presented as required by Regulation S-X, Rule 10-01 in these unaudited statements.

Actual results could differ materially from those estimates and operating results for the three and six month period ended June 30, 2008 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2008.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$14,293	$14,579
Investments in marketable securities	699	7,635
Trade and other accounts receivable, net	15,004	13,933
Inventories, net	18,466	14,717
Prepaid expenses and other current assets	2,966	1,657

Total current assets	51,428	52,521
Property and equipment, net	17,908	14,636
Intangible assets, net	3,386	3,154
Goodwill	23,120	21,183
Prepaid pension asset	9,654	8,369
Restricted cash	8,825	8,000
Other non-current assets	246	417

Total assets	$114,567	$108,280

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$17,063	$9,516
Accrued warranty	606	768
Accrued employee compensation	3,988	2,885
Short-term borrowings and current portion of long-term debt	17,304	16,472
Deferred tax liability	378	378

Total current liabilities	39,339	30,019
Deferred tax liability, long-term	1,493	1,493
Convertible debenture and long-term debt, excluding current portion	9,313	13,544
Stock warrants	1,035	577
Other long-term liabilities	544	535

Total liabilities	51,724	46,168

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 21,178 and 20,417 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2,107	2,042
Additional paid-in capital	180,344	172,899
Accumulated deficit	(130,628)	(120,094)
Accumulated other comprehensive income	11,020	7,265

Total stockholders’ equity	62,843	62,112

Total liabilities and stockholders’ equity	$114,567	$108,280

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Sales	$19,112	$13,168	$35,889	$25,361
License fee and service revenue	505	454	1,062	817

Total revenues	19,617	13,622	36,951	26,178
Cost of sales	14,082	10,930	26,188	20,073

Gross profit	5,535	2,692	10,763	6,105
Operating expenses:
Selling, general and administrative	5,872	5,018	11,211	10,073
Research and development	3,586	3,094	6,793	5,911
Amortization of other intangibles	93	65	176	84
Loss on sale of equipment	—	11	—	52

Total operating expenses	9,551	8,188	18,180	16,120

Loss from operations	(4,016)	(5,496)	(7,417)	(10,015)
Interest expense, net	(111)	(310)	(267)	(629)
Amortization of debt discount and prepaid debt costs	(641)	(904)	(1,369)	(1,808)
Gain (loss) on embedded derivatives and warrants	33	(1,426)	(960)	73
Other income (expense), net	13	109	(20)	205

Loss before income taxes	(4,722)	(8,027)	(10,033)	(12,174)
Income tax (benefit) provision	255	(59)	501	(158)

Net loss	$(4,977)	$(7,968)	$(10,534)	$(12,016)

Loss per common share – basic and diluted	$(0.24)	$(0.45)	$(0.52)	$(0.69)

Weighted average shares used in computing basic and diluted net loss per share	20,520	17,710	20,342	17,399

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(10,534)	$(12,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,511	2,063
Amortization	254	151
Amortization of debt discount and prepaid fees	1,369	1,808
Loss (gain) on embedded derivative liabilities	960	(73)
Pension benefit	(122)	(22)
Stock based compensation	1,145	2,032
Loss on sale of equipment	—	52
Shares issued for interest payments	270	—
Provision for losses on accounts receivable	99	70
Changes in operating assets and liabilities:
Trade and other accounts receivable	(287)	(571)
Inventories	(3,321)	(908)
Prepaid expenses and other assets	(1,587)	(1,373)
Deferred income taxes	—	(389)
Accounts payable and accrued liabilities	6,926	(646)
Accrued employee compensation	1,011	242
Other long-term liabilities	(48)	419

Net cash used in operating activities	(1,354)	(9,161)

Investing activities:
Purchases of property and equipment	(4,893)	(3,232)
Proceeds from sale of equipment	—	21
Maturities of marketable securities	7,437	2,530
Purchases of marketable securities	(501)	—
Investments, restricted as to use	(825)	—

Net cash provided by (used in) investing activities	1,218	(681)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(3,311)	(1,384)
Proceeds from long-term and short-term borrowings	3,658	3,308
Retirement of shares	(18)	(165)
Net cash proceeds from issuance of Company stock	557	12,606

Net cash provided by financing activities	886	14,365

Increase in cash and cash equivalents	750	4,523
Effect of exchange rate changes on cash and cash equivalents	(1,036)	(97)

Increase (decrease) in cash and cash equivalents	(286)	4,426
Cash and cash equivalents, beginning of period	14,579	8,159

Cash and cash equivalents, end of period	$14,293	$12,585

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, and any amendments thereto adopted by the Financial Accounting Standards Board (“FASB”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary to present fairly the financial position, results of operations, and cash flows of Maxwell Technologies, Inc. for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include, but are not limited to, assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets, the incurrence of losses on warranty costs, the fair value of warrants and embedded conversion options related to convertible debenture, estimations of cost to complete for certain research and development contracts, estimation of the probability that the performance criteria of restricted stock awards will be met and the estimated time period in which it will be met and estimates related to bonus accrual and company forecasts. The markets for most of the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of these issues noted and other factors, actual results could differ from the estimates used by management.

Cash and Cash Equivalents and Investments in Marketable Securities

Excess cash is invested in debt instruments of the U.S. Government and its agencies, bank certificates of deposit, commercial paper and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized no net realized gains for the six months ended June 30, 2008 or for the year ended December 31, 2007. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at June 30, 2008 and December 31, 2007 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
As of June 30, 2008:
Commercial Paper, Maturing within 1 year	$699	$—	$699

Total	$699	$—	$699

As of December 31, 2007:
Commercial Paper, Maturing within 1 year	$7,635	$—	$7,635

Total	$7,635	$—	$7,635

As of June 30, 2008, we had $15.0 million in cash and cash equivalents and investments in marketable securities as well as an additional $8.8 million in restricted cash for a total of $23.8 million. Restricted cash of $8.0 million will be released when the convertible debenture is fully repaid. During the three months ended June 30, 2008 the balance of restricted cash increased $825,000 from December 31, 2007 balance due to the issuance of a letter of credit.

Cumulatively, through June 30, 2008 our patent defense costs totaled $2.5 million and with the companies signing a Memorandum of Understanding including a provision to immediately halt all ongoing patent infringement we anticipate our expenditures for this matter in 2008 to be significantly less than 2007.

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

Revenue Recognition

Sales revenue is derived from the sale of manufactured products directly to customers. For certain long-term contracts, revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitor design. Product revenue is recognized, according to the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return.

Revenue generated from fixed price contracts is recognized at the time costs are incurred and is calculated on a percentage of completion basis measured by the percentage of cost incurred to date to the estimated costs for each contract, in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 81-1, Accounting for Performance of

Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.

Revenue generated from contracts with multiple elements is recognized in accordance with Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue to which this guidance applies includes a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract obligates the manufacturer to source ultracapacitor electrode material from Maxwell. The agreement has no general right of return and allows for no refunds. Additionally, we have contracts where all the elements of the agreement need to be delivered and accepted by the customer prior to any revenue being recognized for the deliverables.

From time to time the Company has entered into multiple-element contractual arrangements with elements of software that are essential to the functionality of the delivered elements. The Company recognizes revenue on the delivered elements when vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements exists in accordance with SOP 97-2, Software Revenue Recognition, as modified by SOP 98-4.

During fiscal 2007, the Company entered into two contracts whereby the Company has delivered certain elements and VSOE of fair value of the undelivered elements does not exist. As of June 30, 2008, the Company has recorded approximately $1.7 million of deferred revenue related to these contracts.

For contract research and development arrangements that contain up-front or milestone-based payments, the Company recognizes revenue using the proportional performance method based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the contract. Revenue recognition computed under this methodology is compared with the amount of non-refundable cash payments received or contractually receivable at the reporting date and the lesser of the two amounts is recognized as revenue at each reporting date. The proportional performance methodology applied by the Company utilizes an input based measure, specifically costs incurred to date, to determine proportional performance because the Company believes the use of an input measure is a reasonable surrogate of proportional performance compared to an output based measure, such as milestones. Amounts billed in advance are recorded as deferred revenue on the balance sheet. Since payments received are generally non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received but not previously recognized as revenue.

Computation of Net Loss per Share

In accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, basic loss per share is calculated using the weighted average number of common shares outstanding. Potentially dilutive securities are not considered in the calculation of net loss per share, as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator
Basic:
Net loss	$(4,977)	$(7,968)	$(10,534)	$(12,016)
Denominator
Basic and diluted:
Total weighted average common shares	20,520	17,710	20,342	17,399

Basic and diluted net loss per share	$(0.24)	$(0.45)	$(0.52)	$(0.69)

The following table summarizes common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive (in thousands):

	June 30,
Common Stock	2008	2007
Outstanding options to purchase common stock	2,166	2,010
Restricted stock awards outstanding	426	450
Shares issuable on conversion of convertible debentures	1,087	1,354
Warrants to purchase common stock	419	406

Total	4,098	4,220

Income Tax (Benefit) Provision

The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

Recent Accounting Pronouncements

FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”) effective January 1, 2008. Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159. We did not elect the fair value option for any financial instruments, therefore, SFAS No. 159 did not have any impact on our consolidated financial condition or results of operations.

FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable. In February 2008, the FASB issued FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company has adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We have determined that our fair value measurements for financial assets are in accordance with the requirements of SFAS No. 157. The implementation of SFAS No. 157 did not have any material impact on our consolidated financial condition or results of operations. Refer to note 9 for further discussion.

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

	June 30, 2008	December 31, 2007
Inventories:
Raw material and purchased parts	$10,964	$10,237
Work-in-process	5,506	3,525
Finished goods	4,810	4,025
Inventory reserve	(2,814)	(3,070)

Net Inventory	$18,466	$14,717

Other Intangible Assets

Other Intangible Assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2007:
Developed core technology	$1,100	$(700)	$244	$644
Patents	3,056	(546)	—	2,510

Total Intangible Assets at December 31, 2007	$4,156	$(1,246)	$244	$3,154

As of June 30, 2008:
Developed core technology	$1,100	$(778)	$310	$632
Patents	3,476	(722)	—	2,754

Total Intangible Assets at June 30, 2008	$4,576	$(1,500)	$310	$3,386

Goodwill

The change in the carrying amount of goodwill from December 31, 2007 to June 30, 2008 is as follows (in thousands):

Balance at December 31, 2007	$21,183
Foreign currency translation adjustments	1,937

Balance at June 30, 2008	$23,120

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

The following table sets forth an analysis of the warranty reserve activity for the six months ended June 30, 2008 and 2007, is as follows (in thousands):

	Six Months Ended June 30,
Accrued Warranty:	2008	2007
Beginning balance	$768	$795
Product warranty expense on sales	175	152
Charge to prior warranty expense/accrual	(179)	(137)
Settlement of warranties	(210)	(72)
Currency exchange adjustment	52	(3)

Ending balance	$606	$735

Stock sale and change in additional paid in capital

In November 2006 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. As of June 30, 2008 we received approximately $26.6 million from the sale of common stock pursuant to the registration statement on Form S-3 however, during the six months ended June 30, 2008 the Company did not raise additional capital from the sale of securities under the registration statement on Form S-3.

For the six months ended June 30, 2008 additional paid in capital increased $7.4 million which consisted primarily of interest and principal paid with shares of common stock on our convertible debt of $5.8 million and $1.6 million was from the Company’s stock plans.

Note 4 – Stock-Based Compensation

The Company has two active stock-based compensation plans as of June 30, 2008; the 2004 Employee Stock Purchase Plan (the “ESPP”) and the 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”) under which employees purchase common stock, the Company issues incentive stock options, non-qualified stock options and restricted stock awards are granted.

Employee Stock Options Plan

Compensation expense recognized from employee options for the three and six months ended June 30, 2008 was $258,000 and $582,000, respectively, while compensation expense recognized from employee options for the three and six months ended June 30, 2007 was $251,000 and $510,000, respectively. For the six months ended June 30, 2008 and 2007 a total of employees stock options granted were 187,500 and 150,250, respectively with an average grant date Black-Scholes value per share of $3.87 and $5.54, respectively. The fair value of the stock based options is estimated using the Black-Scholes valuation model with the following assumptions:

	Six Months Ended June 30,
	2008	2007
Expected dividends	—	—
Expected volatility	52.3% - 54.7%	49.8% - 52.3%
Average risk-free interest rate	2.7% - 2.9%	4.6% - 4.7%
Expected term/life (in years)	4.72	4.57

Restricted Stock Awards

Under FASB SFAS No. 123 (revised) Share-Based Payment (“SFAS 123R”) we determine the fair value at grant date and expenses that amount over the requisite service period. As prescribed under SFAS 123R we reassess the probability of achievement of milestones for each restricted stock award that was active and not earned as of June 30, 2008 and determine appropriate stock-based expense treatment under the SFAS 123R. The following table summarizes the amount of compensation expense recognized for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service based restricted stock	$150	$81	$285	$143
Performance based restricted stock	89	485	181	1,279

Total compensation expense recognized for restricted stock awards	$239	$566	$466	$1,422

Employee Stock Purchase Plan

The ESPP permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the “look back” option of the ESPP is estimated based on the fair value of the ESPP shares to be granted during the offering period by using the Black-Scholes valuation model for a call and a put option. Compensation expense recognized from the ESPP for the three and six months ended June 30, 2008 was $50,000 and $99,000, respectively, while compensation expense recognized from the ESPP for the three and six months ended June 30, 2007 was $24,000 and $64,000, respectively. The share price used for the model is a 15% discount on the stock price on the first day of the offering period; the number of shares to be purchased is calculated based on employee contributions; and by using the following assumptions:

	Six Months Ended June 30,
	2008	2007
Expected dividends	$—	$—
Stock price on valuation date	8.27	13.95
Expected volatility	70.22%	50.51%
Average risk-free interest rate	3.37%	5.06%
Expected life (in years)	0.5	0.5
Fair value per share	$2.90	$4.16

Stock based compensation expense

Compensation cost for restricted stock awards, employee stock options, ESPP and non-employee stock compensation included in cost of sales; selling, general and administrative; and research and development is (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation including non-employee, expense recognized:
Cost of sales	$82	$63	$177	$128
Selling, general and administrative	385	758	798	1,823
Research and development	80	34	170	81

Total stock-based compensation costs	$547	$855	$1,145	$2,032

Note 5 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss as reported	$(4,977)	$(7,968)	$(10,534)	$(12,016)
Foreign currency translation adjustment	(929)	(305)	3,757	(261)
Pension plan adjustment	—	—	—	224
Unrealized gain (loss) on securities	—	—	(2)	(2)

Comprehensive loss	$(5,906)	$(8,273)	$(6,779)	$(12,055)

Note 6 – Legal Proceedings

In October 2006, Maxwell filed a patent infringement lawsuit against NessCap in the United States District Court for the Southern District of California seeking monetary damages and an injunction to stop NessCap’s sales of infringing products based on four of Maxwell’s patents. In April 2007, a U.S. District judge considered the first of the four patents and granted a preliminary injunction to prohibit NessCap from making, using, selling, or offering for sale its “prismatic” ultracapacitor products in the United States. Subsequently, NessCap filed a motion to stay the preliminary injunction pending its appeal to the United States Court of Appeals for the Federal Circuit. The appeal court denied NessCap’s motion. Maxwell posted a $700,000 injunction bond to cover possible losses suffered by NessCap as a result of the injunction in the unlikely event that the Court renders a holding of non-infringement. The second, third, and fourth patent cases remain pending against NessCap’s products.

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

A mandatory settlement conference was scheduled for May, however on May 5, 2008, prior to that conference Maxwell and NessCap signed a memorandum of understanding covering proposed terms for settling their patent disputes. Maxwell Technologies, Inc. and NessCap Co., Ltd. announced that the companies have agreed to a framework for settling the patent disputes relating to their respective ultracapacitor products and the companies signed a Memorandum of Understanding including a provision to immediately halt all ongoing patent infringement litigation between the companies. The proposed settlement terms will remain confidential pending final agreement and execution of definitive agreements. To date, the activities between the two parties are progressing according to the terms and milestones of the Memorandum of Understanding.

The legal expenses associated with these two lawsuits have been capitalized and the announcement does not amend our treatment of our legal costs in this matter. As of June 30, 2008 Maxwell has capitalized a total of $2.5 million of legal costs which is included in intangible assets in the condensed consolidated balance sheet.

In 2005, a customer brought to our attention a possible defect in a product that was produced for Maxwell under contract by another manufacturer and resold to the customer. In an effort to resolve the matter, Maxwell’s subsidiary, Maxwell Technologies SA, initiated a legal proceeding in Germany in late 2007 against the product manufacturer. The suit is currently in the discovery phase during which time the allegedly defective product will be analyzed by an expert who is tasked with determining: (a) if there is a defect; and (b) if there is a defect, if the defect is one stemming from manufacturing or from operating conditions. Recent communication from the German courts indicated that the expert would not begin any analysis of the products before mid June 2008 and the German courts indicate that the experts’ determination will take several months. In the event that a determination is made that a defect exists, any potential liability would depend upon the nature of the defect and the actual amount of any damages would be determined in a subsequent legal proceeding. Since the matter is still in its preliminary stages, we have not yet been able to determine what, if any, warranty exposure Maxwell may have, and therefore, we have not recorded any warranty reserve provision. Maxwell does, however, carry insurance that may cover a portion of such warranty liability that might ultimately arise from this matter.

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

Maxwell has been included in this suit as a result of an earlier suit that was settled in 1999. In that suit, Maxwell was a potentially responsible party (PRP) at a site a short distance from the current site. That suit was settled by Maxwell paying approximately $37,000. While Maxwell’s legal counsel cannot provide any assurance as to the likely outcome of this matter at this early stage, if any liability does arise out of this matter, Maxwell does not believe such liability would materially affect the financial position, results of operations, or cash flows of Maxwell in an adverse manner. The Company will evaluate what amount, if any, to accrue for probable liability upon an analysis of the feasibility study which, according to recent communication with Plaintiff’s counsel, has yet to be completed.

Unrelated to the Angeles Chemical matter and yet pertaining to the original Omega Chemical matter, the United States government has lodged two amendments to the Consent Decree which was approved by the US District Court for the Central District of California on February 23, 2001 and to which Maxwell was a named defendant. The First Amendment primarily amends the Statement of Work under the previously approved Consent Decree to add certain responsive activities necessary to address indoor contamination observed at a facility located adjacent to the Omega Chemical Corporation Superfund Site. The Second Amendment adds additional Settling Work Defendants and Settling Cash Defendants to those covered by the Consent Decree. These Amendments were submitted for lodging only thereby opening up the public comment period in order to allow the opportunity for public review and comment. If, upon completion of the public comment period, and consideration of any comments received, the United States continues to consent to the proposed Amendments, the United States will move for final approval of the Amendments. Maxwell’s outside counsel is of the opinion that neither Amendment will have a significant impact, if any, upon Maxwell and its liability with respect to the Omega Chemical Site.

Note 7 – Convertible Debenture

Maxwell accounts for the conversion option in the convertible debenture (the “Debenture”) and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The discount attributable to the issuance date aggregate fair value of the conversion options, warrants and issuance costs totaling $9.2 million, is being amortized using the effective interest method over the term of the Debenture. For the three months ended June 30, 2008 and 2007, $641,000 and $904,000, and $1.4 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively, of the discount and prepaid fees were amortized and included in the condensed consolidated statement of operations.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. As of June 30, 2008 and 2007, the interest rate on the Debenture was 3.125% and 6.375% respectively.

The outstanding principal of the Debenture at June 30, 2008 was $19.4 million and is payable in quarterly installments of $2.8 million through September 2009 and a final payment of $5.6 million in December 2009. The holder, at its election, can defer each quarterly payment one time, for up to 24 months. As a result the final installment payments may be delayed, at the holders’ election, until December 2011. The holder elected to delay the first payment that was due in December 2007 and has not elected to delay any other payments through June 30, 2008. At June 30, 2008 and 2007 accrued interest on the Debenture was $176,000 and $397,000, respectively. The following table summarizes principal and interest payments made on the Debenture for the three and six months ended June 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Value	Shares	Value	Shares
Principal paid with shares of common stock	$2,778	247	$—	—
Interest paid with shares of common stock	270	27	—	—
Interest paid with cash	—	—	393	N/A

Total Debenture payments	$3,048	274	$393	N/A

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
	Value	Shares	Value	Shares
Principal paid with shares of common stock	$5,556	548	$—	—
Interest paid with shares of common stock	270	27	—	—
Interest paid with cash	356	N/A	795	N/A

Total Debenture payments	$6,182	575	$795	N/A

At June 30, 2008, the Debenture was convertible by the holder at any time into 1,087,000 common shares. The Company also issued warrants in connection with the issuance of the Debenture. At June 30, 2008 the holder had a total of 419,000 warrants which had an exercise price of $17.88. The warrants are exercisable at any time through December 20, 2010. The exercise price and the number of convertible shares, and warrants have been adjusted from the original issued amounts and continue to be subjected to an adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price.

Maxwell may require that a specified amount of the principal of the Debenture be converted if certain conditions are satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applies a Z factor, which is a theoretical measurement of the probability of this occurrence. The factor used as of June 30, 2008 and 2007 was 5.6% and 16.9%, respectively, for forced conversion of 50% of the conversion option at 135% of the exercise price and 0.7% and 5.3%, respectively, for forced conversion of the remaining conversion option at 175% of the exercise price.

The fair value of the warrants and embedded conversion options is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Convertible Shares at June 30,		Warrants at June 30,
	2008	2007	2008	2007
Black-Scholes Assumptions:
Conversion / exercise price	$17.88	$18.47	$17.88	$18.47
Market price	$10.62	$14.22	$10.62	$14.22
Expected dividends	—	—	—	—
Expected volatility	65.7%	50.0%	60.6%	50.7%
Average risk-free interest rate	2.49%	4.88%	2.76%	4.90%
Expected term/life (in years)	1.5	2.5	2.5	3.5

The change in fair value on revaluation of Debenture conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The fair value of the warrants at June 30, 2008 and 2007 was $1.0 million and $1.9 million respectively and is included in “Stock warrants” on the balance sheet. The net fair value of the liability to the holders and Maxwell’s conversion rights at June 30, 2008 and 2007 was $1.9 million and $4.4 million respectively which is included in “Convertible debenture and long-term debt” on the balance sheet. The effect of the fair market value adjustment of $33,000 gain and $1.4 million loss for the three months ended June 30, 2008 and 2007, respectively, is recorded as “Loss (gain) on embedded derivative and warrants”. The effect of the fair market value adjustment of $960,000 loss and $73,000 gain for the six months ended June 30, 2008 and 2007, respectively, is recorded as “Loss (gain) on embedded derivative and warrants”.

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

The Company shall pay to each holder of registrable securities related to the embedded conversion feature and warrants liquidated damages of 1.5% of the aggregate purchase price every 30th day after a maintenance failure of the registration of the securities. These damages continue each 30 days (pro rated) until the registration failure is cured. As of June 30, 2008, if the Company was not in compliance we would have incurred damages of $292,000 every 30 days until the maintenance failure is cured. In addition if the damages are not paid in 30 days after they are due the Company would incur interest of 1.0% per month on the outstanding damages.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance in excess of $8.0 million, which is included in restricted cash at June 30, 2008 and 2007.

Note 8 – Defined Benefit Plan

Maxwell SA, a subsidiary of the Company, has a retirement plan that is classified as a defined benefit pension plan. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute, at a minimum, the amount required by Swiss law, using the required percentage applied to the employee’s compensation. There is no offset provision based on the obligation level of the fund. In addition, the employee is required to contribute to the pension plan. This plan has a measurement date of December 31.

Components of the net periodic benefit (cost) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$(125)	$(77)	$(245)	$(153)
Interest cost	(178)	(105)	(348)	(208)
Expected return on plan assets	375	308	735	614
Prior service cost amortization	(10)	(8)	(20)	(17)
Net gain amortization	—	43	—	86

Net periodic benefit	$62	$161	$122	$322

Employer contributions of $141,000 and $114,000 were paid during the three months ended June 30, 2008 and 2007, respectively. Total employer contributions of $270,000 and $217,000 were paid during the six months ended June 30, 2008 and 2007, respectively. Additional employer contributions of approximately $250,000 are expected to be paid during the remainder of fiscal 2008.

Note 9 – Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS 157 for non-recurring nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements. The Company has adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities include fair value in goodwill impairment testing, and long lived asset impairment assessments.

SFAS 157 clarifies that fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Under SFAS 157, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are those that reflect our assumptions about what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

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

As of June 30, 2008, the financial assets to which SFAS 157 applied were investments in marketable securities and financial liabilities were for the conversion feature of the convertible debenture and warrants.

Assets and (liabilities) measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements as of June 30, 2008
Description	Total	Level 1	Level 2	Level 3
Investments in marketable securities [1]	$699	$699	$—	$—
Conversion features of convertible debenture	(1,817)	—	—	(1,817)
Warrants	(1,035)	—	—	(1,035)

[1]	Level 1 fair value based on quoted prices in active market. The company did not have material unrealized gains or losses on investments in marketable securities as of June 30, 2008.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

Description	Convertible[2] Debenture	Warrants[2]
Beginning balance, December 31, 2007	$1,315	$577
Total unrealized loss included in income	502	458

Ending balance, June 30, 2008	$1,817	$1,035

[2]

Refer to note 7 – Convertible Debenture for the valuation model and unobservable data used to calculate fair value of the conversion features of the convertible debenture and warrants issued by the Company.

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

The Company was alerted to a possible defect in a product that was sourced from another manufacturer and resold to the customer. The Company has discussed this issue with both parties and has not determined what, if any, warranty exposure Maxwell may have, and therefore, has not recorded any warranty reserve provision.

In April 2007, The Company was required to post a $700,000 bond before a court injunction of the patent infringement lawsuit against Nesscap was implemented. The Company purchased an injunction bond issued by a third party and does not expect the bond to be called as the Company intends to comply with the underlying performance requirements.

Note 11 – Subsequent Event

On August 6, 2008 the Company announced that it intends to proceed with an equity distribution program with UBS Securities, LLC. Under the terms of the program Maxwell may offer and sell shares of its common stock, having an aggregate offering price of up to $15 million from time to time.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this document and incorporated herein by reference discuss our plans and strategies for our business or make other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “may,” “could,” “will,” “continue,” “seek,” “should,” “would” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views and beliefs of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our statements. Such risks, uncertainties and contingencies include, but are not limited to, the following:

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

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business. Subsequently, we provide a summary of some of the highlights from the six months ended June 30, 2008, followed by a discussion of the different aspects of our business. We then proceed to discuss our results of operations for the three and six months ended June 30, 2008 compared with the periods in 2007. This is followed by an analysis of changes in our balance sheet and cash flows and discussion of our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” We then review our critical accounting policies and new accounting pronouncements along with the impact of inflation on our business.

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

Our goal is to meet or exceed the life of the application product and service needs of our customers through continuous improvements of the effectiveness of all our business processes. We aim to design and manufacture our products to perform reliably for the life of the products and systems into which they are integrated. We seek to achieve high reliability through the application of proprietary technologies and rigorously controlled design, development, manufacturing and test processes. This high reliability strategy emphasizes the development and marketing of products that could enable us to achieve higher profit margins than commodity electronic components and systems.

Highlights of the Six Months Ended June 30, 2008

We reported revenue of $19.6 million and a net loss of $5.0 million, or $0.24 per diluted share, for the three months ended June 30, 2008; compared with revenue of $13.6 million and a net loss of $8.0 million, or $0.45 per diluted share, for the three months ended June 30, 2007. We reported revenue of $37.0 million and a net loss of $10.5 million, or $0.52 per share for the six months ended June 30, 2008; compared with revenue of $26.2 million and a net loss of $12.0 million, or $0.69 per share for the six months ended June 30, 2007.

During the six months ended June 30, 2008, we continued to focus on developing strategic alliances, introduced new products, increased production capacity to meet anticipated future demand, reduced product costs, funded capital improvements, augmented the board of directors and improved production processes. Some of these efforts are described below:

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

•

In April we announced a development collaboration through which Maxwell will produce lithium-ion battery electrodes for testing and evaluation by Johnson Controls-Saft Advanced Power Solutions. The electrodes for lithium-ion batteries will be fabricated through Maxwell’s proprietary process, which has been used successfully to make ultracapacitor electrodes. The collaboration aims to demonstrate optimized battery performance while reducing energy consumption, solvent recovery and manufacturing cost.

•

In May two new members were appointed to our board of directors. Yon Yoon Jorden, who has served as chief financial officer for four publicly traded companies, adding extensive experience in corporate finance and strategy to the board. Roger L. Howsmon is a seasoned corporate executive with extensive international marketing and business development experience and strong contacts in the transportation industry.

•

In June our common stock was added to the Russell 3000 and 2000 indexes. These indexes include 3000 and 2000 securities, respectively, based on market capitalization. The Russell indexes are constructed to provide comprehensive and unbiased broad market and small-cap barometers and are completely reconstituted annually.

•

In July we announced that Vossloh Kiepe GmbH, a leading producer of heavy vehicle drive systems, has selected our 125-volt BOOSTCAP® ultracapacitor modules for braking energy recuperation and torque assist in emission-free electric buses it is producing in collaboration with Van Hool NV for the Milan, Italy, municipal transit system. Shipments are expected to begin in the third quarter of 2008 with 300 125-volt BOOSTCAP® heavy duty transportation modules to be delivered by the end of the year.

Results of Operations and Financial Condition:

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

The following table presents unaudited selected consolidated financial data (in thousands, except per share amounts):

	Three Months Ended June 30,
	2008	2007
Revenue	$19,617	$13,622
Revenue increase from the prior year’s quarter	44%	7%
Gross profit as a percentage of revenue	28%	20%
SG&A as percentage of revenue	30%	37%
R&D expense as percentage of revenue	18%	23%
Loss from Operations	$(4,016)	$(5,496)
Net Loss	$(4,977)	$(7,968)
Basic and diluted net loss per share	$(0.24)	$(0.45)

Net loss was $5.0 million, or ($0.24) per share, in the second quarter of fiscal 2008, compared with $8.0 million, or $(0.45) per share, in the same period one year ago. The $3.0 million reduction in net loss from the prior year period is primarily due to the revenue increase of $6.0 million and a net effect from changes in interest expense, amortization of debt discount and prepaid debt costs, gain (loss) on embedded derivatives and warrants, and other income (expense) of $1.8 million, which is offset in part by increased cost of sales of $3.2 million, an increase of operating expenses of $1.4 million, and an increase in the income tax provision of $314,000. As a percentage of revenue, gross profit increased and SG&A expenses and R&D expenses decreased for the three months ended June 30, 2008 primarily due to the 44% increase in revenue in the current quarter compared with the same quarter of last year. With the ultracapacitor growth we have seen over the past several quarters and continuing strong demand for our high voltage and microelectronics products, we are expecting additional revenue growth in the third quarter.

Revenue

Revenue in the second quarter of fiscal 2008 increased 44% to $19.6 million, compared with $13.6 million in the same period one year ago. Product revenue increased 45% or $5.9 million and license fee and service revenue increased 11% or $51,000.

Based on the quarterly weighted-average of the foreign exchange rate of the Swiss Franc to the U.S. dollar, the value of the Swiss Franc increased 19% to $0.9703 per U.S. dollar for the quarter ended June 30, 2008, up from $0.8166 per U.S. dollar for the same period one year ago. The revenues generated in the current period from foreign operations which were measured using the weighted-average foreign exchange rate for the current period have increased $2.3 million compared to those same revenues measured with the weighted-average exchange rate for the same period one year ago.

Revenue mix by product line for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
Ultracapacitors	35%	28%
High-Voltage Capacitors	49%	49%
Microelectronics	16%	23%

Total	100%	100%

Gross Profit

Gross profit in the second quarter of fiscal 2008 increased $2.8 million or 106% compared with the same period one year ago. As a percentage of revenue, gross profit increased to 28% compared with 20% in the same period one year ago. The increase of gross profit resulted from an increase of $1.6 million due to higher average selling prices and/or net reduction of costs of product and increased volume of $1.2 million.

Gross profit increased $2.8 million primarily as a result of reductions in cost due to offshore manufacturing and changes in sales mix. Additionally, manufacturing efficiencies and cost reductions had a positive impact of $942,000 and cost savings of $549,000 due to increased sales volume. These increases to gross profit were offset by increases in freight expenses of $829,000, unfavorable foreign currency exchange rates on purchases of raw materials of $318,000, a strategic pricing impact of $221,000 and an increase in warranty and rework expense of $184,000.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were 30% of revenue for the second quarter of fiscal 2008, which is down from 37% from the same period one year ago, while total expense increased by $854,000, or 17%, from the prior year’s quarter. The decrease as a percentage of revenue was primarily due to the increase in revenues. This increase in absolute dollars was driven by increases of: $756,000 in personnel cost, $391,000 related to the exchange rate increase, $177,000 in travel expenses, $138,000 for recruiting, and $135,000 in director fees and expenses, which were offset in part by decreases of: $346,000 in stock-based compensation expense and $341,000 in audit fees. The increase in personnel and recruiting costs are due to an increase of headcount which is reflective of the increase of sales. Included in the increase of personnel costs is an increase of $350,000 of commissions paid on the higher sales of our high voltage capacitors compared with the second quarter of 2007.

Research & Development (R&D) Expense

Research and development (R&D) expenses were $3.6 million for the second quarter of fiscal 2008 compared with $3.1 million for the same period in 2007, an increase of $492,000 or 16%. However, as a percentage of revenues, R&D expense decreased to 18% for the second quarter of fiscal 2008 from 23% for the same period in 2007, primarily as a result of the increase in revenues. The increase of $492,000 was primarily driven by increases of: $226,000 of personnel cost, $115,000 in costs to support service fees, $112,000 of expense related to the exchange rate increase, $47,000 of stock-based compensation expense, and $33,000 for travel expenses, which were offset in part by decreases of: $147,000 in design and consulting costs and $15,000 in depreciation expense. The increase in personnel costs is related to increased headcount of 15 and is reflective of the increase in our revenue as well as a decrease in work previously outsourced. Our R&D spending continues to represent a significant percentage of revenue and is focused mainly on BOOSTCAP® product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded an income tax provision of $255,000 for the second quarter of fiscal 2008 compared with an income tax benefit of $59,000 for the same period in 2007. This provision is for our Swiss subsidiary’s operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

The following table presents unaudited selected consolidated financial data (in thousands, except per share amounts):

	Six Months Ended June 30,
	2008	2007
Revenue	$36,951	$26,178
Revenue increase from the prior year	41%	6%
Gross profit as a percentage of revenue	29%	23%
SG&A as percentage of revenue	30%	38%
R&D expense as percentage of revenue	18%	23%
Loss from Operations	$(7,417)	$(10,015)
Net Loss	$(10,534)	$(12,016)
Basic and diluted net loss per share	$(0.52)	$(0.69)

Net loss was $10.5 million, or ($0.52) per share, for the six months ended June 30, 2008, compared with $12.0 million, or ($0.69) per share, in the same period one year ago. The decrease of $1.5 million, or 12% reduction in net loss from the prior year period is primarily due to an increase in revenues of $10.8 million, offset by a cost of sales increase of $6.1 million, an operating expenses increase of $2.1 million and an income tax provision increase of $659,000.

Revenue

For the six months ended June 30, 2008 revenue increased 41% to $37.0 million, compared with $26.2 million in the same period one year ago. Product revenue increased 42% or $10.5 million and license fee and service revenue increased 30% or $245,000.

Based on the year to date weighted-average foreign exchange rate of the Swiss Franc to the U.S. dollar, the value of the Swiss Franc increased 18% to $0.9586 per U.S. dollar for the six months ended June 30, 2008, up from $0.8131 per U.S. dollar for the same period one year ago. The revenues generated in the current period from foreign operations which were measured using the weighted-average foreign exchange rate for the current period have increased $3.9 million compared to those same revenues measured with the weighted-average exchange rate for the same period one year ago.

Revenue mix by product line for the first six months of 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Ultracapacitors	33%	27%
High-Voltage Capacitors	49%	50%
Microelectronics	18%	23%

Total	100%	100%

Gross Profit

Gross profit in the six months ended June 20, 2008 increased $4.7 million or 76% compared with the same period one year ago. As a percentage of revenue, gross profit increased to 29% compared with 23% in the same period one year ago. The increase of gross profit is derived from two areas: $2.5 million from increased volume and $2.2 million from increased pricing and/or the net reduction of costs of product.

Gross profit increased $4.7 million primarily by reductions in cost due to offshore manufacturing and changes in sales mix. Additionally, manufacturing efficiencies and cost reductions had a positive impact of $1.1 million, while cost savings due to sales volume increases had a positive impact of $750,000, and favorable foreign currency exchange rates on purchases of raw materials of $617,000. These gross profit increases were offset by freight expenses increase of $1.1 million, a strategic pricing impact of $221,000, scrap expense increase of $201,000, an inventory reserve increase of $75,000, while our quarterly standard costs adjustment had a negative impact of $453,000 on gross profit due to a net reduction from prior year standard costs on certain existing inventory.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were 30% of revenue for the six months ended June 30, 2008, which is down from 38% from the same period one year ago, while total expense increased by $1.1 million, or 11%, from the same prior year period. The decrease as a percentage of revenue was due primarily to the increase in revenues. This increase in absolute dollars was driven by increases of: $1.2 million in personnel cost, $391,000 related to an increase in exchange rate, $200,000 in travel expenses, $198,000 of bad debt expense, $138,000 for recruiting, $147,000 in outside commissions, and $135,000 in director fees and expenses. The increases were offset in part by decreases of: $1.0 million in stock-based compensation expense and $393,000 in audit fees. The increase in personnel and recruiting costs are due to an increase of headcount to support the increase of sales. The increase of outside commissions is primarily due to an increase in sales of our radiation-mitigated microelectronics.

Research & Development (R&D) Expense

Research and development (R&D) expenses were $6.8 million for the six months ended June 30, 2008 compared with $5.9 million for the same period in 2007, an increase of $882,000 or 15%. However, as a percentage of revenues, R&D expense decreased to 18% for the first six months of fiscal 2008 from 23% for the same period in 2007, primarily as a result of the increase in revenues. The increase was driven by increases of: $332,000 of personnel cost, $270,000 in facilities expenses, $258,000 in costs to support service fees, $112,000 in expense related to an increase in exchange rates, $89,000 in stock-based compensation expense, and $69,000 for travel expenses, which were offset in part by decreases of: $293,000 in design and consulting costs and $28,000 in depreciation expense. The increase in personnel costs is reflective of the increase in our revenue as well as a decrease in work previously outsourced. Our R&D spending continues to represent a significant percentage of revenue and is focused mainly on BOOSTCAP® product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded an income tax provision of $501,000 for the six months ended June 30, 2008 compared with an income tax benefit of $158,000 for the same period in 2007. This provision is for our Swiss subsidiary’s operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Liquidity and Capital Resources

Changes in Cash Flow

Our net cash used in operating activities was $1.4 million for the six months ended June 30, 2008, which primarily resulted from a net loss of $10.5 million offset by net non-cash charges of $6.5 million and net working capital inflows of $2.7 million. The majority of working capital inflows were due to an increase in accounts payable and accrued liabilities which were primarily driven by an increase of inventory. This was an improvement from prior year net cash used in operating activities of $9.2 million for the six months ended June 30, 2007, which primarily resulted from a net loss of $12.0 million and net working capital outflows of $3.2 million offset by net non-cash charges of $6.0 million.

The net cash provided by investing activities was $1.2 million for the six months ended June 30, 2008, which primarily resulted from maturities of marketable securities of $7.4 million which was offset by capital expenditures of $4.9 million, restrictions on investments of $825,000 and purchases of marketable securities of $501,000. The net cash used in investing activities was $681,000 for the six months ended June 30, 2007, which primarily resulted from capital expenditures of $3.2 million which was offset by maturities of marketable securities of $2.5 million, and proceeds from the sale of equipment of $21,000. Through the six months ended June 30, 2008 we had purchased $4.9 million in capital equipment. Our total capital expenditures are expected to be approximately $10.4 million for our 2008 fiscal year, which will be invested primarily in production equipment to increase capacity for the higher customer demand of High-Voltage and BOOSTCAP® products.

The net cash provided by financing activities for the six months ended June 30, 2008 was $886,000, which primarily resulted from proceeds from long-term and short-term borrowing of $3.7 million and net proceeds from the issuance of common stock of $557,000, which were offset by principal payments on long-term and short-term debt of $3.3 million. The net cash provided by financing activities for the six months ended June 30, 2007 was $14.4 million, which primarily resulted from net proceeds from the issuance of common stock of $12.6 million and proceeds from the issuance of long-term and short-term debt of $3.3 million, which were offset by principal payments on long-term and short-term debt of $1.4 million and retirement of shares of $165,000.

Liquidity

As of June 30, 2008, we had $15.0 million in cash and cash equivalents and investments in marketable securities as well as an additional $8.8 million in restricted cash for a total of $23.8 million. The balance of restricted cash increased $825,000 this quarter due to the issuance of a letter of credit, while the remaining $8 million of the restricted cash will be released when the convertible debenture is fully repaid.

Cumulatively, through June 30, 2008 our patent defense costs totaled $2.5 million and with the companies signing a Memorandum of Understanding including a provision to immediately halt all ongoing patent infringement litigation, we anticipate our expenditures for this matter in 2008 to be significantly less than 2007.

In November 2006 we filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. During 2007 the Company received $26.6 million in cash from the sale of 2.65 million shares of the Company’s common stock. Maxwell continues to have cash requirements and if current cash balances are not sufficient to cover our activities and if additional funds are required we have several options to raise capital, which include negotiations to eliminate the current restriction on $8 million of cash, bridge financing and/or a private placement or public offering of our common stock, preferred stock, sale of various assets, or debt. The Company believes it will have adequate resources to fund working capital requirements, capital equipment additions and product development expenditures through the next 12 months.

Debenture, Short-term and Long Term Borrowings

Convertible Debenture

On December 20, 2005, we issued a senior subordinated convertible debenture in aggregate principal amount of $25 million (the “Debenture”) along with warrants to purchase shares of Maxwell common stock. The outstanding Debenture is payable in quarterly installments of $2.8 million through September 2009 and a final payment of $5.6 million in December 2009. The holder, at its election, can defer each quarterly payment one time, for up to 24 months. As a result the final installment payments may be delayed, at the holders’ election, until December 2011. The holder elected to delay the first payment 24 months that was originally due December 2007. The holder then elected to receive the next two payments each of $2.8 million that were due which we elected to pay with a total of 548,000 shares of common stock.

At June 30, 2008 the outstanding principal payments due on the Debenture were $19.4 million. Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. During the six months ended June 30, 2008 we made interest payments in cash of $356,000 and common stock with a value of $270,000.

The change in fair value on revaluation of Debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and Debenture conversion between the two measurement dates using a Black-Scholes calculation. The effect of the fair market value adjustment is recorded as “Gain (loss) on embedded derivative liabilities.”

The net fair value of the holder’s and Maxwell’s conversion rights at June 30, 2008 was a net liability of $1.8 million, this amount is included in “Convertible debenture and long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debenture had a fair value at June 30, 2008 of $1.0 million, which is included in “Stock warrants” on the balance sheet. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised through June 30, 2008.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance of $8.0 million. This amount is classified as restricted cash at June 30, 2008 and 2007.

Short-term borrowings

Maxwell SA has a 2.0 million Swiss Francs (approximately $2.0 million as of June 30, 2008) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 4.65% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of June 30, 2008 the full amount available under the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $1.0 million as of June 30, 2008) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 4.45%. Borrowings under the credit agreement are unsecured and as of June 30, 2008, $932,000 of the overdraft credit line was drawn.

Maxwell SA, has a 2.0 million Swiss Francs (approximately $2.0 million as of June 30, 2008) short-term loan agreement with a Swiss bank. Borrowings under this short-term loan agreement bear interest at 4.55% with repayment terms extending beyond one month from the date of funding. Borrowings under the short-term loan agreement are unsecured and as of June 30, 2008, the full amount of the credit line was drawn.

We have various short-term financing agreements for insurance premiums. The agreements are typically for a 6 month period with an interest rate of 4.25%. At June 30, 2008 $371,000 was outstanding.

Long-term borrowings

Maxwell SA, has a term loan with a maximum draw of 1.2 million Swiss Francs for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of June 30, 2008, approximately $226,000 was outstanding. The weighted average interest rate on the funds borrowed at June 30, 2008 was 4.1%.

Maxwell, SA had a lending agreement for the acquisition of manufacturing equipment up to 1.4 million Swiss Francs. After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 7.9%. As of June 30, 2008 the balance of the obligation of $1.1 million.

In December 2006, we secured a $1.0 million credit line from a U.S. bank for capital equipment purchases, subject to a three-year repayment period. The agreement bears interest at a rate of 12.99%, with an amount outstanding of $340,000 at June 30, 2008.

We have various financing agreements for vehicles in the US and Switzerland. These agreements are for up to a five year repayment period with interest rates of 4.9%—7.0%. At June 30, 2008 $148,000 was outstanding.

Other Events

In 2005, a customer brought to our attention a possible defect in a product that we sourced from another manufacturer and resold to the customer. In late 2007, Maxwell SA initiated a proceeding in Germany against the original manufacturer. The proceeding is currently in the discovery phase during which time the allegedly defective product will be analyzed by an expert who is tasked with determining: (a) if there is a defect; and (b) if there is a defect, if the defect is one stemming from manufacturing or from operating conditions. Recent communication from the German courts indicated that the expert would not begin any analysis of the products before mid June 2008 and the German courts indicate that the experts’ determination will take several months. The matter has not been resolved and we have not yet been able to determine what, if any, warranty exposure Maxwell may have, and therefore, we have not recorded any specific warranty reserve provision for this issue. Maxwell does, however, carry insurance that may cover a portion of such warranty liability that might ultimately arise from this matter.

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

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no changes to these critical accounting policies subsequent to June 30, 2008.

Revenue Recognition

Sales revenue is derived from the sale of manufactured products directly to customers. For certain long-term contracts, revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitor design. Product revenue is recognized, according to the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Numbers 101 Revenue Recognition in Financial Statements, and 104 Revenue Recognition, when title passes to the customer at either shipment from our facilities or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return.

Revenue generated from fixed price contracts is recognized at the time costs are incurred and is calculated on a percentage of completion basis measured by the percentage of cost incurred to date to the estimated costs for each contract, in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts and is limited by the funding of the prime contractor. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.

Revenue generated from contracts with multiple elements is recognized in accordance with Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue to which this guidance applies includes a contract that grants a license to manufacture and market products in Mainland China, using Maxwell’s proprietary large cell and multi-cell module technology under a separate brand. The contract obligates the manufacturer to source ultracapacitor electrode material from Maxwell. The agreement has no general right of return and allows for no refunds. Additionally, we have contracts where all the elements of the agreement need to be delivered and accepted by the customer prior to any revenue being recognized for the deliverables.

From time to time we have entered into multiple-element contractual arrangements with elements of software that are essential to the functionality of the delivered elements. The Company recognizes revenue on the delivered elements when vendor-specific objective evidence (VSOE) of the fair value of the undelivered elements exists in accordance with SOP 97-2, Software Revenue Recognition, as modified by SOP 98-4.

During fiscal 2007, we entered into two contracts whereby we have delivered certain elements and VSOE of fair value of the undelivered elements does not exist. As of June 30, 2008, we have recorded approximately $1.7 million of deferred revenue related to these contracts.

For contract research and development arrangements that contain up-front or milestone-based payments, we recognize revenue using the proportional performance method based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the contract. Revenue recognition computed under this methodology is compared with the amount of non-refundable cash payments received or contractually receivable at the reporting date and the lesser of the two amounts is recognized as revenue at each reporting date. The proportional performance methodology applied by us, utilizes an input based measure, specifically costs incurred to date, to determine proportional performance because we believe the use of an input measure is a reasonable surrogate of proportional performance compared to an output based measure, such as milestones. Amounts billed in advance are recorded as deferred revenue on the balance sheet. Since payments received are generally non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received not previously recognized as revenue.

Stock Compensation

We value stock compensation based on the fair value recognition provisions of revised Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised) Share-Based Payment (“SFAS 123R”), which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of these awards over the requisite employee service period. The expense recognition provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date and awards subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.

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

Foreign Currency Translation

The functional currency for our Swiss subsidiary is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity in the condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in other income (expense), net in the condensed consolidated statements of operations.

The Company has significant intercompany debt that is considered long-term in nature and therefore the foreign currency transaction each period is reported in the same manner as translation adjustments and included in accumulated other comprehensive income (loss).

Goodwill

We account for goodwill in accordance with FASB SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires that goodwill balances undergo an annual impairment test and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The first step consists of estimating the fair value of each reporting unit and comparing those estimated fair values with the carrying values of the reporting units, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. We cannot say with certainty that we may not incur charges for impairment of goodwill in the future if the fair value of Maxwell Technologies and Maxwell SA decrease due to market conditions, revisions in our assumptions or other unanticipated circumstances. Any impairment charges could adversely affect the results of our operations.

Convertible Debenture

We account for the convertible debenture and warrants in accordance with FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires that the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF 05-2, The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19 were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders’ equity. The December 20, 2005 valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the four-year life of the Debenture using the effective interest method.

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

A Black-Scholes valuation calculation is applied to both the conversion features and warrants at the end of each period. The valuations were used to record the fair value of these instruments at the end of the reporting periods with any difference from prior period calculations reflected in the statement of operations. Our stock price is one input used in the Black-Scholes calculation, which has a significant impact on the calculation. The change in our stock price will have a gain or loss effect on embedded derivative liabilities in the statement of operations. The exercise price and the number of convertible shares, and warrants have been adjusted from the original issued amounts and continue to be subjected to an adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price. The volatility of our stock price is likely to generate large swings in the valuations of the conversion features and warrants in future periods.

Pension

We account for the retirement plan for its Swiss subsidiary as a defined benefit pension plan under FASB SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the over funded or under funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost.

This plan is implemented under the terms of the plan as required by Swiss law. We believe that the Swiss plan is adequately funded and future payments do not appear significant based on the current funding status of the plan.

The Swiss defined benefit Pension Plan is similar to our U.S. defined contribution plan (401K) in that we do not have any access to this asset, approximately 45% of the contributions are made by the employee and the plan is regulated by the (Swiss) Government. In addition, we do not have any access or rights to this pension asset. The pension asset is being reported to comply with accounting pronouncements that require us to disclose the amount on our balance sheet.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the periods presented. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Pending Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated financial condition and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for our interim and annual financial statements beginning after November 15, 2008. We do not expect the adoption of this FSP will have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect our consolidated financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles U.S. GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of this statement will have a material impact on the Company’s financial statements.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Francs) revenue and operating expenses as well as loans. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. The Company has certain long term contracts in a currency other than U.S. dollars. A change of 100 basis points (or 1%) in the customer local currency would impact the value of the contract by approximately $138,000. We do not hedge our currency exposures.

Interest Rate Risk

At June 30, 2008, we had approximately $26.6 million in debt, of which $9.3 million is classified as long-term debt. We do not anticipate significant interest rate swings in the near future; however, if they do occur it may affect the consolidated balance sheet or statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would have a $266,000 effect on our related interest expense.

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

Our management evaluated, under the supervision and with the participation of our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the last fiscal quarter pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In June and March 2008, the Company elected under the terms of its outstanding Convertible Debenture to pay its quarterly installment obligation using Maxwell’s Common Stock in the amount of 247,106 and 300,865 shares respectively, at a conversion price equal to 90% of the weighted average trading price on the five (5) trading days preceding the due date for the installment. Additionally in April 2008 the Company elected to pay an interest payment on the Convertible Debenture with 26,512 shares of Common Stock. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual meeting of Stockholders of Maxwell Technologies Inc. was held May 8, 2008. At the meeting, stockholders elected two Class III directors to serve on the Board of Directors until the 2011 Annual Meeting of the Stockholders or until their successors have been duly elected and qualified.

The two directors elected at the meeting were Robert Guyett and David Schramm. The votes cast for the two elected directors were as follows:

NAME	Votes For	Votes Withheld
Robert Guyett	15,711,063	322,020
David Schramm	15,751,401	281,682

The second matter voted on by the Stockholders of Maxwell Technologies, Inc. was the ratification of the appointment of McGladrey & Pullen LLP as the Company’s independent auditors for the 2008 fiscal year. The votes cast were as follows:

Votes For	Votes Against	Abstain
15,866,628	57,677	108,780

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2008	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David Schramm
David Schramm
President and Chief Executive Officer

Date: August 6, 2008	By:	/s/ Tim T. Hart
Tim T. Hart
Senior Vice President – Finance, Treasurer, Chief Financial Officer and Secretary