Form 10-Q
period 2008-09-30
MAXWELL TECHNOLOGIES INC
filed 2008-11-04
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2008 is 21,839,519 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2008

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Actual results could differ materially from those estimates and operating results for the three and nine month periods ended September 30, 2008 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2008.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12,793	$14,579
Investments in marketable securities	—	7,635
Trade and other accounts receivable, net	13,439	13,933
Inventories, net	18,983	14,717
Prepaid expenses and other current assets	2,520	1,657

Total current assets	47,735	52,521
Property and equipment, net	16,488	14,636
Intangible assets, net	3,876	3,154
Goodwill	21,678	21,183
Prepaid pension asset	9,169	8,369
Restricted cash	8,825	8,000
Other non-current assets	176	417

Total assets	$107,947	$108,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,193	$9,516
Accrued warranty	823	768
Accrued employee compensation	3,731	2,885
Short-term borrowings and current portion of long-term debt	16,721	16,472
Deferred tax liability	378	378

Total current liabilities	34,846	30,019
Deferred tax liability, long-term	1,493	1,493
Convertible debenture and long-term debt, excluding current portion	7,226	13,544
Stock warrants	1,687	577
Other long-term liabilities	746	535

Total liabilities	45,998	46,168

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 21,814 and 20,417 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,181	2,042
Additional paid-in capital	188,066	172,899
Accumulated deficit	(136,335)	(120,094)
Accumulated other comprehensive income	8,037	7,265

Total stockholders’ equity	61,949	62,112

Total liabilities and stockholders’ equity	$107,947	$108,280

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Sales	$21,340	$13,727	$57,229	$39,088
License fee and service revenue	407	491	1,469	1,308

Total revenues	21,747	14,218	58,698	40,396
Cost of sales	15,239	10,872	41,427	30,945

Gross profit	6,508	3,346	17,271	9,451
Operating expenses:
Selling, general and administrative	5,976	4,128	17,187	14,201
Research and development	4,003	2,637	10,796	8,548
Amortization of intangibles	94	64	270	148
Loss on sale of equipment	—	—	—	52

Total operating expenses	10,073	6,829	28,253	22,949

Loss from operations	(3,565)	(3,483)	(10,982)	(13,498)
Interest expense, net	(132)	(295)	(399)	(924)
Amortization of debt discount and prepaid debt costs	(553)	(904)	(1,922)	(2,712)
Gain (loss) on embedded derivatives and warrants	(1,011)	2,120	(1,971)	2,193
Other income (expense), net	(435)	217	(455)	422

Loss from continuing operations before income taxes	(5,696)	(2,345)	(15,729)	(14,519)
Income tax provision	11	266	512	108

Net loss	$(5,707)	$(2,611)	$(16,241)	$(14,627)

Net loss per share – basic and diluted	$(0.27)	$(0.13)	$(0.79)	$(0.82)

Weighted average shares used in computing basic and diluted net loss per share	20,992	18,488	20,560	17,774

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(16,241)	$(14,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,738	3,059
Amortization	409	248
Amortization of debt discount and prepaid fees	1,922	2,712
Loss (gain) on embedded derivative liabilities	1,971	(2,193)
Pension benefit	(182)	(773)
Stock based compensation	2,056	2,574
Loss on sale of equipment	—	52
Shares issued for interest payments	446	397
Provision for losses on accounts receivable	258	20
Changes in operating assets and liabilities:
Trade and other accounts receivable	468	(3,367)
Inventories	(4,224)	265
Prepaid expenses and other current assets	(1,276)	(1,641)
Deferred income taxes	—	(389)
Accounts payable and accrued liabilities	3,390	446
Accrued employee compensation	844	(133)
Other long-term liabilities	(71)	409

Net cash used in operating activities	(6,492)	(12,941)

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,336)	(3,666)
Proceeds from sale of equipment	—	21
Purchase of intangible asset	(152)	—
Maturities of marketable securities	8,136	3,228
Purchases of marketable securities	(501)	—
Cash and cash equivalents, restricted as to use	(825)	—

Net cash provided by (used in) investing activities	1,322	(417)

FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(4,709)	(4,055)
Proceeds from long-term and short-term borrowings	4,251	5,830
Retirement of shares	(72)	(246)
Net cash proceeds from issuance of common stock	4,543	12,987

Net cash provided by financing activities	4,013	14,516

Increase (decrease) in cash and cash equivalents	(1,157)	1,158
Effect of exchange rate changes on cash and cash equivalents	(629)	376

Increase (decrease) in cash and cash equivalents	(1,786)	1,534
Cash and cash equivalents, beginning of period	14,579	8,159

Cash and cash equivalents, end of period	$12,793	$9,693

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include, but are not limited to, assessing the collectability of accounts receivable, the usage and recoverability of inventories and long-lived assets, impairment of goodwill, the incurrence of losses on warranty costs, the fair value of warrants and embedded conversion options related to convertible debenture, estimations of cost to complete for certain projects and research and development contracts, estimation of the probability that the performance criteria of restricted stock awards will be met and the estimated time period in which it will be met and estimates related to bonus accrual and company forecasts. The markets for most of the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of these issues noted and other factors, actual results could differ materially from the estimates used by management.

Cash and Cash Equivalents and Investments in Marketable Securities

Excess cash is invested in debt instruments of the U.S. Government and its agencies, bank certificates of deposit, commercial paper and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized no net realized gains for the nine months ended September 30, 2008 or for the year ended December 31, 2007. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at September 30, 2008 and December 31, 2007 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
As of September 30, 2008:
Commercial paper, maturing within 1 year	$—	$—	$—

Total	$—	$—	$—

As of December 31, 2007:
Commercial paper, maturing within 1 year	$7,635	$—	$7,635

Total	$7,635	$—	$7,635

As of September 30, 2008, we had $12.8 million in cash and cash equivalents as well as an additional $8.8 million in restricted cash for a total of $21.6 million. Restricted cash of $8.0 million will be released when the convertible debenture is fully repaid. During the nine months ended September 30, 2008 the balance of restricted cash increased $825,000 due to the issuance of a letter of credit.

Cumulatively, through September 30, 2008 the Company has capitalized patent defense costs of $2.5 million and with the companies signing a Memorandum of Understanding including a provision to immediately halt all ongoing patent infringement. The Company anticipate our expenditures for this matter in 2008 to be significantly less than 2007.

In November 2006 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. During 2007 the Company received $26.6 million in cash from the sale of 2.65 million shares of the Company’s common stock. In August 2008 the Company entered into an Equity Distribution Agreement (“EDA”) with UBS Securities LLC (“UBS”) to, from time to time, sell up to $15 million of the Company’s common stock. The Company has received $3.6 million in cash from the sale of 297,000 shares of the Company’s common stock since entering into the EDA.

Maxwell continues to have cash requirements and if current cash balances are not sufficient to cover our activities and if additional funds are required the Company has several options to raise capital, which include continued sale of shares under the EDA, negotiations to eliminate the current restriction on $8 million of cash, bridge financing and/or a private placement or public offering of the Company’s common stock, preferred stock, sale of various assets, or debt. The Company believes it will have adequate resources to fund working capital requirements and product development through the next 12 months.

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

During fiscal 2007, the Company entered into two contracts whereby the Company has delivered certain elements and VSOE of fair value of the undelivered elements did not exist. As of September 30, 2008, the Company has recorded approximately $1.7 million of deferred revenue related to these contracts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator
Basic:
Net loss	$(5,707)	$(2,611)	$(16,241)	$(14,627)
Denominator
Basic and diluted:
Total weighted average common shares	20,992	18,488	20,560	17,774

Basic and diluted net loss per share	$(0.27)	$(0.13)	$(0.79)	$(0.82)

The following table summarizes common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive (in thousands):

	September 30,
Common Stock	2008	2007
Outstanding options to purchase common stock	2,127	2,135
Restricted stock awards outstanding	391	362
Shares issuable on conversion of convertible debentures	942	1,354
Warrants to purchase common stock	424	406

Total	3,884	4,257

Income Tax (Benefit) Provision

The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

Recent Accounting Pronouncements

FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”) was effective January 1, 2008. Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159. We did not elect the fair value option for any financial instruments, therefore, SFAS No. 159 did not have any impact on our consolidated financial condition or results of operations.

FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) was effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable. In February 2008, the FASB issued FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” to clarify the application of SFAS No. 157 and how an entity would determine fair value in an inactive market. The Company has adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We have determined that our fair value measurements for financial assets are in accordance with the requirements of SFAS No. 157. The implementation of SFAS No. 157 did not have any material impact on our consolidated financial condition or results of operations. Refer to note 10 for further discussion.

Note 3 – Balance Sheet Details

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Inventory written down to market establishes a new cost basis and its value cannot be subsequently increased based upon changes in underlying facts and circumstances. Inventory consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Inventories:
Raw material and purchased parts	$11,571	$10,237
Work-in-process	4,873	3,525
Finished goods	5,455	4,025
Inventory reserve	(2,916)	(3,070)

Net Inventory	$18,983	$14,717

Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2007:
Patents	$3,056	$(546)	$—	$2,510
Developed core technology	1,100	(700)	244	644

Total intangible assets at December 31, 2007	$4,156	$(1,246)	$244	$3,154

As of September 30, 2008:
Patents	$3,476	$(816)	$—	$2,660
Developed core technology	1,100	(816)	266	550
Patent license agreement (5 year life)	741	(23)	(52)	666

Total intangible assets at September 30, 2008	$5,317	$(1,655)	$214	$3,876

Goodwill

The change in the carrying amount of goodwill from December 31, 2007 to September 30, 2008 is as follows (in thousands):

Balance at December 31, 2007	$21,183
Foreign currency translation adjustments	495

Balance at September 30, 2008	$21,678

Warranty Reserve

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty expenses, as well as any known or expected warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the nine months ended September 30, 2008 and 2007, is as follows (in thousands):

	Nine Months Ended September 30,
Accrued Warranty:	2008	2007
Beginning balance	$768	$795
Product warranty expense on sales	612	214
Charge to prior warranty expense/accrual	(190)	(257)
Settlement of warranties	(391)	(97)
Currency exchange adjustment	24	27

Ending balance	$823	$682

Note 4 – Equity

Stock sale and Equity Distribution Agreement

In November 2006 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. In 2007 we received approximately $26.6 million from the sale of common stock pursuant to the registration statement on Form S-3.

On August 8, 2008, the Company entered into an Equity Distribution Agreement (“EDA”) with UBS Securities LLC (“UBS”). The EDA provides that we may offer and sell shares of our common stock, par value $0.10 per share, having an aggregate offering price of up to $15 million (the “Shares”) from time to time through UBS, as sales agent. In exchange for its services as sales agent, we will pay UBS a commission equal to 3.5% of the gross sales price of the Shares sold. Under the terms of the EDA, we may also sell Shares from time to time to UBS as principal for its own account at a price to be agreed upon at the time of sale. Any sale of Shares to UBS as principal would be pursuant to the terms of a separate terms agreement substantially in the form attached as Annex 1 to the EDA. The terms of the EDA do not obligate us to sell any minimum number of Shares through or to UBS.

During the three and nine months ended September 30, 2008 the Company issued 297,000 shares to UBS under the EDA in exchange for proceeds of $3,633,000, net of commissions of $132,000.

Change in Additional Paid in Capital

For the nine months ended September 30, 2008 additional paid in capital increased $15.2 million which consisted primarily of interest and principal paid with shares of common stock on our convertible debt of $8.7 million, proceeds from the issuance of common stock of $3.5 million under the EDA and $3.0 million was from the Company’s stock plans.

Note 5 – Stock-Based Compensation

The Company has two active stock-based compensation plans as of September 30, 2008; the 2004 Employee Stock Purchase Plan (the “ESPP”) and the 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”) under which employees purchase common stock, the Company issues incentive stock options, non-qualified stock options and restricted stock awards are granted.

Employee Stock Options Plan

Compensation expense recognized from employee stock options for the three months ended September 30, 2008 and 2007 was $362,000 and $335,000, respectively, and $944,000 and $845,000 for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007 the total employees’ stock options granted were 188,500 and 322,750, respectively with an average grant date Black-Scholes value per share of $3.88 and $6.13, respectively. The fair value of the stock based options is estimated using the Black-Scholes valuation model with the following assumptions:

	Nine Months Ended September 30,
	2008	2007
Expected dividends	—	—
Expected volatility	52.3% - 55.7%	49.8% - 52.3%
Average risk-free interest rate	2.7% - 3.1%	4.6% - 4.9%
Expected term/life (in years)	4.72	4.57

Restricted Stock Awards

Under FASB SFAS No. 123 (revised) Share-Based Payment (“SFAS 123R”) we determine the fair value at grant date and expense that amount over the requisite service period. As prescribed under SFAS 123R we reassess the probability of achievement of milestones for each restricted stock award that was active and not earned as of September 30, 2008 and determine appropriate stock-based expense treatment under SFAS 123R. The following table summarizes the amount of compensation expense recognized for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service based restricted stock	$160	$148	$445	$292
Performance based restricted stock	315	29	497	1,307

Total compensation expense recognized for restricted stock awards	$475	$177	$942	$1,599

Employee Stock Purchase Plan

The ESPP permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the “look back” option of the ESPP is estimated based on the fair value of the ESPP shares to be granted during the offering period by using the Black-Scholes valuation model for a call and a put option. Compensation expense recognized from the ESPP for the three months ended September 30, 2008 and 2007 was $46,000 and $32,000, respectively, and $144,000 and $96,000 for the nine months ended September 30, 2008 and 2007, respectively. The share price used for the model is a 15% discount on the stock price on the first day of the offering period; the number of shares to be purchased is calculated based on employee contributions; and by using the following assumptions:

	For the offering period beginning July 1 and ending December 31,
	2008	2007
Expected dividends	$—	$—
Stock price on valuation date	10.62	14.22
Expected volatility	71.84%	53.19%
Average risk-free interest rate	2.17%	4.93%
Expected life (in years)	0.5	0.5
Fair value per share	$3.75	$4.36

Stock based compensation expense

Compensation cost for employee stock options, restricted stock awards, ESPP and non-employee stock compensation included in cost of sales; selling, general and administrative; and research and development is (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation including non-employee, expense recognized:
Cost of sales	$118	$122	$296	$250
Selling, general and administrative	650	324	1,448	2,147
Research and development	117	96	287	177

Total stock-based compensation costs	$885	$542	$2,031	$2,574

Note 6 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss as reported	$(5,707)	$(2,611)	$(16,241)	$(14,627)
Foreign currency translation adjustment	(2,982)	1,962	775	1,701
Pension plan adjustment	—	—	—	224
Unrealized gain (loss) on securities	(1)	—	(3)	(2)

Comprehensive loss	$(8,690)	$(649)	$(15,469)	$(12,704)

Note 7 – Legal Proceedings

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

A mandatory settlement conference was scheduled for May, however, prior to that conference Maxwell Technologies, Inc. and NessCap Co., Ltd. announced that the companies have agreed to a framework for settling the patent disputes relating to their respective ultracapacitor products and the companies signed a Memorandum of Understanding including a provision to immediately halt all ongoing patent infringement litigation between the companies. The proposed settlement terms will remain confidential pending final agreement and execution of definitive agreements. To date, the activities between the two parties are progressing according to the terms and milestones of the Memorandum of Understanding.

The legal expenses associated with these two lawsuits have been capitalized and the announcement does not amend our treatment of our legal costs in this matter. As of September 30, 2008 Maxwell has capitalized a total of $2.5 million of legal costs which is included in intangible assets in the condensed consolidated balance sheet.

In 2005, a customer brought to our attention a possible defect in a product that was produced for Maxwell under contract by another manufacturer and resold to the customer. In an effort to resolve the matter, Maxwell’s subsidiary, Maxwell Technologies SA, initiated a legal proceeding in Germany in late 2007 against the product manufacturer. The suit is currently in the discovery phase during which time the allegedly defective product will be analyzed by an expert who is tasked with determining: (a) if there is a defect; and (b) if there is a defect, if the defect is one stemming from manufacturing or from operating conditions. Recently the German courts held a meeting with all of the parties subject to the proceeding to confer with the expert. At that meeting the expert did not issue any report on his findings. The next scheduled meeting is for late November. In the event that a determination is made that a defect exists, any potential liability would depend upon the nature of the defect and the actual amount of any damages would be determined in a subsequent legal proceeding. Since the matter is still in its preliminary stages, we have not yet been able to determine what, if any, warranty exposure Maxwell may have, and therefore, we have not recorded any warranty reserve provision. Maxwell does, however, carry insurance that may cover a portion of such warranty liability that might ultimately arise from this matter.

In December 2007, Maxwell, along with more than 150 other defendants, was named in an environmental suit. The suit, Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC, et al., was filed by the plaintiffs in the United States District Court for the Central District of California alleging damages related to hazardous waste contamination of the plaintiffs’ land. The plaintiff alleges that a prior service provider of Maxwell’s improperly disposed of hazardous material. In March 2008, Maxwell joined and adopted the motion to dismiss filed by defendants Omega Chemical PRP Group LLC and Omega Chemical PRP Group. That motion was denied, however, the Court elected to grant a motion to stay the proceedings. This action by the Court appears to have been granted in part due to an overwhelming flow of paper being created by all 150 defendants regarding this case and in part because the plaintiff has yet to perform a feasibility study. In September 2008 Angeles Chemical Company filed a motion to lift the stay and for leave to file a first amended complaint. That motion was denied. In the meantime, Maxwell’s outside counsel is conferring with co-defendants’ counsel to finalize a Joint Defense Agreement whereby related defendants can share information in an effort to reduce the cost of defending the suit.

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

Note 8 – Convertible Debenture

Maxwell accounts for the conversion option in the convertible debenture (the “Debenture”) and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The discount attributable to the issuance date aggregate fair value of the conversion options, warrants and issuance costs totaling $9.2 million, is being amortized using the effective interest method over the term of the Debenture. For the three months ended September 30, 2008 and 2007, $553,000 and $904,000, and $1.9 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively, of the discount and prepaid fees were amortized and included in the condensed consolidated statement of operations.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. As of September 30, 2008 and 2007, the interest rate on the Debenture was 3.125% and 5.875% respectively.

The outstanding principal of the Debenture at September 30, 2008 was $16.7 million and is payable in quarterly installments of $2.8 million through September 2009 and a final payment of $5.6 million in December 2009. The holder, at its election, can defer each quarterly payment one time, for up to 24 months. As a result the final installment payments may be delayed, at the holders’ election, until December 2011. The holder elected to delay the first payment that was due in December 2007 and has not elected to delay any other subsequent payments through September 30, 2008. At September 30, 2008 and 2007 accrued interest on the Debenture was $151,000 and $397,000, respectively. The following table summarizes principal and interest incurred on the Debenture for the three and nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
	Value	Shares	Value	Shares
Principal paid with shares of common stock	$2,778	264	$—	—
Interest paid with shares of common stock	151	11	397	35

Total Debenture payments	$2,929	275	$397	35

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
	Value	Shares	Value	Shares
Principal paid with shares of common stock	$8,333	812	$—	—
Interest paid with shares of common stock	598	54	795	65
Interest paid with cash	—	N/A	393	N/A

Total Debenture payments	$8,931	866	$1,188	65

At September 30, 2008, the Debenture was convertible by the holder at any time into 942,152 common shares. The Company also issued warrants in connection with the issuance of the Debenture. At September 30, 2008 the holder had a total of 423,980 warrants which had an exercise price of $17.69. The warrants are exercisable at any time through December 20, 2010. The exercise price and the number of convertible shares, and warrants have been adjusted from the original issued amounts and continue to be subjected to an adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price.

Maxwell may require that a specified amount of the principal of the Debenture be converted if certain conditions are satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applies a Z factor, which is a theoretical measurement of the probability of this occurrence. The factor used as of September 30, 2008 and 2007 was 12.7% and 8.1%, respectively, for forced conversion of 50% of the conversion option at 135% of the exercise price and 2.9% and 1.5%, respectively, for forced conversion of the remaining conversion option at 175% of the exercise price.

The fair value of the warrants and embedded conversion options is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Convertible Shares at September 30,		Warrants at September 30,
	2008	2007	2008	2007
Black-Scholes Assumptions:
Conversion / exercise price	$17.69	$18.47	$17.69	$18.47
Market price	$13.34	$11.63	$13.34	$11.63
Expected dividends	—	—	—	—
Expected volatility	70.7%	54.9%	64.8%	52.4%
Average risk-free interest rate	1.78%	3.98%	2.06%	4.05%
Expected term/life (in years)	1.0	2.2	2.2	3.2

The change in fair value on revaluation of Debenture conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The fair value of the warrants at September 30, 2008 and 2007 was $1.7 million and $1.2 million respectively and is included in “Stock warrants” on the balance sheet. The net fair value of the liability to the holders and Maxwell’s conversion rights at September 30, 2008 and 2007 was $2.2 million and $3.0 million respectively which is included in “Convertible debenture and long-term debt” on the balance sheet. The effect of the fair market value adjustment for the three months ended September 30, 2008 and 2007 was $1.0 million loss and $2.1 million gain, respectively. The effect of the fair market value adjustment the nine months ended September 30, 2008 and 2007 was $2.0 million loss and $2.2 million gain, respectively. These adjustments are recorded as “Loss (gain) on embedded derivative and warrants”.

In the event of any default or fundamental change as defined in the Debenture, the holder will be entitled to require Maxwell to redeem the Debenture (or any portion thereof) at a price equal to the greater of (i) the applicable redemption premium (ranging from 103%-115%) and (ii) the product of (x) the number of shares in to which the Debenture is convertible using the $17.69 per share conversion price and (y) the closing price of Maxwell’s common stock on the day preceding the default or fundamental change.

The Company shall pay to each holder of registrable securities related to the embedded conversion feature and warrants liquidated damages of 1.5% of the aggregate purchase price every 30th day after a maintenance failure of the registration of the securities. These damages continue each 30 days (pro rated) until the registration failure is cured. As of September 30, 2008, if the Company was not in compliance we would have incurred damages of $250,000 every 30 days until the maintenance failure is cured. In addition if the damages are not paid in 30 days after they are due the Company would incur interest of 1.0% per month on the outstanding damages.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance in excess of $8.0 million, which is included in restricted cash at September 30, 2008 and 2007.

Note 9 – Defined Benefit Plan

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

Components of the net periodic benefit (cost) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$(120)	$(78)	$(365)	$(234)
Interest cost	(171)	(106)	(519)	(317)
Expected return on plan assets	361	314	1,095	934
Prior service cost amortization	(10)	(9)	(29)	(25)
Net gain amortization	—	44	—	131

Net periodic benefit	$60	$165	$182	$489

Employer contributions of $140,000 and $116,000 were paid during the three months ended September 30, 2008 and 2007, respectively. Total employer contributions of $410,000 and $333,000 were paid during the nine months ended September 30, 2008 and 2007, respectively. Additional employer contributions of approximately $110,000 are expected to be paid during the remainder of fiscal 2008.

Note 10 – Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosure with respect to fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS 157 for non-recurring nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” to clarify the application of SFAS No. 157 and how an entity would determine fair value in an inactive market. The Company has adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities include long lived asset impairment assessments.

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

As of September 30, 2008, the financial assets to which SFAS 157 applied were financial liabilities for the conversion feature of the convertible debenture and warrants.

Liabilities held by the Company and measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements as of September 30, 2008
Description	Total	Level 1	Level 2	Level 3
Conversion features of convertible debenture	$2,176	—	—	$2,176
Warrants	1,687	—	—	1,687

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

Description	Convertible[1] Debenture	Warrants[1]
Beginning balance, December 31, 2007	$1,315	$577
Total unrealized loss included in income	861	1,110

Ending balance, September 30, 2008	$2,176	$1,687

[1]

Refer to note 8 – Convertible Debenture for the valuation model and unobservable data used to calculate fair value of the conversion features of the convertible debenture and warrants issued by the Company.

Note 11 – Related Party

Maxwell, SA made payments to Metar Machines (Metar) for commissions on sales of our High Voltage products. Metar has established business relationships in Asia that provide additional sales opportunity for High Voltage products. Montena Ltd is a minority shareholder of Metar Machines. A member of Maxwell Technologies, Inc. board of directors, José Cortes, is the majority shareholder of Montena Ltd. Total expense for this non-exclusive sales commission of $54,000 and $20,000 were recognized during the three months ended September 30, 2008 and 2007, respectively. The expense included accounts payable amounts of $54,000 and $31,000 as of the three months ended September 30, 2008 and 2007, respectively. Total expense of $184,000 and $86,000 were recognized during the nine months ended September 30, 2008 and 2007, respectively. All expenses are classified as a Sales and Marketing expense in the Statement of Operations.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this document and incorporated herein by reference discuss our plans and strategies for our business or make other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “may,” “could,” “will,” “continue,” “seek,” “should,” “would” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views and beliefs of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our statements. Such risks, uncertainties and contingencies include, but are not limited to, the following:

•

financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others.

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

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business. Subsequently, we provide a summary of some of the highlights from the nine months ended September 30, 2008, followed by a discussion of the different aspects of our business. We then proceed to discuss our results of operations for the three and nine months ended September 30, 2008 compared with the periods in 2007. This is followed by an analysis of changes in our balance sheet and cash flows and discussion of our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” We then review our critical accounting policies and new accounting pronouncements along with the impact of inflation on our business.

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

Highlights of the Nine Months Ended September 30, 2008

We reported revenue of $21.7 million and a net loss of $5.7 million, or $0.27 per diluted share, for the three months ended September 30, 2008; compared with revenue of $14.2 million and a net loss of $2.6 million, or $0.13 per diluted share, for the three months ended September 30, 2007. We reported revenue of $58.7 million and a net loss of $16.2 million, or $0.79 per share for the nine months ended September 30, 2008; compared with revenue of $40.4 million and a net loss of $14.6 million, or $0.82 per share for the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, we continued to focus on developing strategic alliances, introduced new products, increased production capacity to meet anticipated future demand, reduced product costs, funded capital improvements, augmented the board of directors and improved production processes. Some of these efforts are described below:

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

•

In May two new members were appointed to our board of directors: Yon Yoon Jorden, who has served as chief financial officer for four publicly traded companies, adding extensive experience in corporate finance and strategy to the board and Roger L. Howsmon, a seasoned corporate executive with extensive international marketing and business development experience, adding strong contacts in the transportation industry.

•

In June our common stock was added to the Russell 3000 and 2000 indexes. These indexes include 3000 and 2000 securities, respectively, based on market capitalization. The Russell indexes are constructed to provide comprehensive and unbiased broad market and small-cap barometers and are completely reconstituted annually.

•

In July we announced that Vossloh Kiepe GmbH, a leading producer of heavy vehicle drive systems, has selected our 125-volt BOOSTCAP® ultracapacitor modules for braking energy recuperation and torque assist in emission-free electric buses it is producing in collaboration with Van Hool NV for the Milan, Italy, municipal transit system. Shipments began in the third quarter, with 300 125-volt BOOSTCAP® heavy duty transportation modules to be delivered by the end of the year.

•	In August we announced the promotion of Larry Longden to the new position of vice president & general manager of the company’s Microelectronics product group.

•

In September we announced that Plug Power, Inc., a leading developer of hydrogen fuel cell-based power systems for electric lift trucks, has selected Maxwell’s BOOSTCAP® ultracapacitors to enhance performance and energy management in its line of GenDrive™ power units. Plug Power placed a purchase order for Maxwell’s BOOSTCAP MC2600 2,600-farad ultracapacitor cells to be delivered during the third and fourth quarters.

•

In September we announced that LTi REEnergy GmbH (LTi), one of the world’s leading producers of electro-mechanical wind turbine blade pitch control systems, selected Maxwell’s BOOSTCAP® ultracapacitors to supply backup power for LTi’s PitchMaster® blade pitch control system.

Results of Operations and Financial Condition:

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

The following table presents unaudited selected consolidated financial data (in thousands, except per share amounts):

	Three Months Ended September 30,
	2008	2007
Revenue	$21,747	$14,218
Revenue increase from the prior year’s quarter	53%	1%
Gross profit as a percentage of revenue	30%	24%
SG&A as percentage of revenue	27%	29%
R&D expense as percentage of revenue	18%	19%
Loss from operations	$(3,565)	$(3,483)
Net loss	$(5,707)	$(2,611)
Basic and diluted net loss per share	$(0.27)	$(0.13)

Net loss was $5.7 million, or $0.27 per share, in the third quarter of fiscal 2008, compared with $2.6 million, or $0.13 per share, in the same period one year ago. The $3.1 million increase in net loss from the same period prior year is primarily due to increases in cost of sales of $4.4 million, an increase of operating expenses of $3.2 million, and an increase in the loss of embedded derivatives and warrants of $3.1 million. These were offset in part by the revenue increase of $7.5 million. As a percentage of revenue, gross profit increased and SG&A expenses and R&D expenses decreased for the three months ended September 30, 2008 primarily due to the 53% increase in revenue in the current quarter compared with the same quarter of last year.

Revenue

Revenue in the third quarter of fiscal 2008 increased 53% to $21.7 million, compared with $14.2 million in the same period one year ago. Product revenue increased 55% or $7.6 million and license fee and service revenue decreased 17% or $84,000.

Based on the quarterly weighted-average of the foreign exchange rate of the Swiss Franc to the U.S. dollar, the value of the Swiss Franc increased 12% to $0.9370 per U.S. dollar for the quarter ended September 30, 2008, up from $0.8337 per U.S. dollar for the same period one year ago. The revenues generated during the three months ended September 30, 2008 from foreign operations increased $1.6 million due to the increase in foreign exchange rate.

Revenue mix by product line for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Ultracapacitors	35%	35%
High-Voltage Capacitors	46%	43%
Microelectronics	19%	22%

Total	100%	100%

Gross Profit

Gross profit in the third quarter of fiscal 2008 increased $3.2 million or 95% compared with the same period one year ago. As a percentage of revenue, gross profit increased to 30% compared with 24% in the same period one year ago. Higher gross profit resulted from an increase in the volume of sales of $1.8 million and an increase of $1.4 million due to higher average selling prices and/or net reduction of costs of product.

Gross profit increased $3.2 million primarily as a result of reductions in cost due to offshore manufacturing, increased volume of sales and improved sales mix. The increase in gross profit was burdened by unfavorable foreign currency exchange rates on purchases of raw materials of $389,000, increases in freight expenses of $387,000, and an increase in warranty and rework expense of $212,000 which had a negative impact on our gross profit.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were 27% of revenue for the third quarter of fiscal 2008, compared with 29% from the same period one year ago, while total expense increased by $1.8 million, or 45%, from the prior year’s quarter. This increase in absolute dollars was driven by increases of: $326,000 of commissions paid on the higher sales of our high voltage capacitors compared with the third quarter of 2007, $326,000 in stock-based compensation expense, $317,000 in personnel cost, $219,000 related to an increase in the exchange rate, $174,000 in travel expenses, $153,000 of bad debt expense, and $90,000 of expenses associated with our new office in Germany. The increase in personnel and recruiting costs are due to an increase of headcount which is reflective of the increase of sales.

Research & Development (R&D) Expense

Research and development (R&D) expenses were $4 million for the third quarter of fiscal 2008 compared with $2.6 million for the same period in 2007, an increase of $1.4 million or 52%. However, as a percentage of revenues, R&D expense was 18% for the third quarter of fiscal 2008 and is comparable to 19% for the same period in 2007. The increase of $1.4 million was primarily driven by increases of: $495,000 of personnel cost, $446,000 of design and development costs, $235,000 of costs related to the application of patents internationally, and $109,000 of facilities expenses; were offset in party by a decrease of $124,000 in costs to support service fees. The increase in personnel costs is related an increase in headcount and is reflective of the increase in our revenue as well as a decrease in work previously outsourced. Our R&D spending continues to represent a significant percentage of revenue and is focused mainly on BOOSTCAP® product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded an income tax provision of $11,000 for the third quarter of fiscal 2008 compared with an income tax provision of $266,000 for the same period in 2007. This provision is for our Swiss subsidiary’s operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

The following table presents unaudited selected consolidated financial data (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2008	2007
Revenue	$58,698	$40,396
Revenue increase from the prior year	45%	4%
Gross profit as a percentage of revenue	29%	23%
SG&A as percentage of revenue	29%	35%
R&D expense as percentage of revenue	18%	21%
Loss from operations	$(10,982)	$(13,498)
Net loss	$(16,241)	$(14,627)
Basic and diluted net loss per share	$(0.79)	$(0.82)

Net loss was $16.2 million, or $0.79 per share, for the nine months ended September 30, 2008, compared with $14.6 million, or $0.82 per share, in the same period one year ago. The increase in our net loss from the same period prior year of $1.6 million, or 11% is primarily due to increases in: cost of sales of $10.5 million, operating expenses of $5.3 million and the loss on embedded derivatives and warrants of $4.2 million, offset in part by an increase in revenues of $18.3 million.

Revenue

For the nine months ended September 30, 2008 revenue increased 45% to $58.7 million, compared with $40.4 million in the same period one year ago. Product revenue increased 46% or $18.1 million and license fee and service revenue increased 12% or $161,000.

Based on the year to date weighted-average foreign exchange rate of the Swiss Franc to the U.S. dollar, the value of the Swiss Franc increased 16% to $0.9507 per U.S. dollar for the nine months ended September 30, 2008, up from $0.8207 per U.S. dollar for the same period one year ago. The revenues generated during the nine months ended September 30, 2008 from foreign operations increased $5.5 million due to the increase in foreign exchange rate.

Revenue mix by product line for the first nine months of 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Ultracapacitors	34%	30%
High-Voltage Capacitors	48%	47%
Microelectronics	18%	23%

Total	100%	100%

Gross Profit

Gross profit in the nine months ended September 30, 2008 increased $7.8 million or 83% compared with the same period one year ago. As a percentage of revenue, gross profit increased to 29% compared with 23% in the same period one year ago. The increase of gross profit is derived from two areas: $4.3 million from increased volume and $3.5 million from increased pricing and/or the net reduction of costs of product.

Gross profit increased $7.8 million primarily by reductions in cost due to offshore manufacturing and improved sales mix. The increase in gross profit was burdened by increases in freight expenses of $1.3 million, additional costs of $794,000 related to our quarterly standard cost adjustments and a strategic pricing impact of $221,000 which had a negative impact on our gross profit.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were 29% of revenue for the nine months ended September 30, 2008, which is down from 35% from the same period one year ago, while total expense increased by $3 million, or 21%, from the same prior year period. The decrease as a percentage of revenue was due primarily to the increase in revenues. This increase in absolute dollars was driven by increases of: $1.2 million in personnel costs, $676,000 of commissions paid on the higher sales of our high voltage capacitors compared with the same period in 2007, $610,000 related to an increase in exchange rates, $374,000 in travel expenses, $340,000 of bad debt expenses, $169,000 for recruiting, $126,000 of expenses associated with our new office in Germany, and $125,000 in director fees and expenses related to an increased number of directors on the board and the expense of an every other year meeting that is held at our Rossens, Switzerland office. These increases were offset in part by decreases of: $699,000 of stock-based compensation expense, $367,000 in audit fees, and $128,000 of advertising expense. The increase in personnel and recruiting costs are due to an increase of headcount which is reflective of the increase of sales.

Research & Development (R&D) Expense

Research and development (R&D) expenses were $10.8 million for the nine months ended September 30, 2008 compared with $8.5 million for the same period in 2007, an increase of $2.3 million or 26%. However, as a percentage of revenues, R&D expense decreased to 18% for the first nine months of fiscal 2008 from 21% for the same period in 2007, primarily as a result of the increase in revenues. The increase of $2.3 million was driven by increases of: $827,000 of personnel cost, $327,000 in facilities expenses, $275,000 of costs related to the application of patents internationally, $152,000 in design and development costs, $134,000 in costs to support service fees, $112,000 in expense related to an increase in exchange rates, and $110,000 in stock-based compensation expense. The increase in personnel costs is reflective of the increase in our revenue. Our R&D spending continues to represent a significant percentage of revenue and is focused mainly on BOOSTCAP® product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded an income tax provision of $512,000 for the nine months ended September 30, 2008 compared with an income tax provision of $108,000 for the same period in 2007. This provision is for our Swiss subsidiary’s operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Liquidity and Capital Resources

Changes in Cash Flow

Our net cash used in operating activities was $6.5 million for the nine months ended September 30, 2008, which primarily resulted from a net loss of $16.2 million and net working capital outflows of $869,000. These were offset by net non-cash charges of $10.6 million. This was an improvement from prior year net cash used in operating activities of $12.9 million for the nine months ended September 30, 2007, which primarily resulted from a net loss of $14.6 million and net working capital outflows of $4.4 million offset by net non-cash charges of $6.1 million.

The net cash provided by investing activities was $1.3 million for the nine months ended September 30, 2008, which primarily resulted from the maturities of marketable securities of $8.1 million. This was offset by capital expenditures of $5.3 million, restrictions on investments of $825,000, purchases of marketable securities of $501,000 and purchase of intangible asset of $152,000. The net cash used in investing activities was $417,000 for the nine months ended September 30, 2007, which primarily resulted from capital expenditures of $3.7 million. This was offset by maturities of marketable securities of $3.2 million, and proceeds from the sale of equipment of $21,000. Through the nine months ended September 30, 2008 we had purchased $5.4 million in capital equipment. Our total capital expenditures are expected to be approximately $9.0 million for our 2008 fiscal year, which will be invested primarily in production equipment to increase capacity for the higher customer demand of High-Voltage and BOOSTCAP® products.

The net cash provided by financing activities for the nine months ended September 30, 2008 was $4 million, which primarily resulted from net proceeds from the issuance of common stock of $4.5 million and proceeds from long-term and short-term borrowing of $4.3 million. These were offset by principal payments on long-term and short-term debt of $4.7 million. The net cash provided by financing activities for the nine months ended September 30, 2007 was $14.5 million, which primarily resulted from net proceeds from the issuance of common stock of $13.0 million and proceeds from the issuance of long-term and short-term debt of $5.8 million. These were offset by principal payments on long-term and short-term debt of $4.1 million and retirement of shares of $246,000.

Liquidity

As of September 30, 2008, we had $12.8 million in cash and cash equivalents as well as an additional $8.8 million in restricted cash for a total of $21.6 million. The balance of restricted cash increased $825,000 this year due to the issuance of a letter of credit, while the remaining $8 million of the restricted cash will be released when the convertible debenture is fully repaid.

Cumulatively, through September 30, 2008 our patent defense costs totaled $2.5 million and with the parties in this litigation signing a Memorandum of Understanding including a provision to immediately halt all ongoing patent infringement litigation, we anticipate our expenditures for this matter in 2008 to be significantly less than 2007.

In November 2006 we filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. During 2007 the Company received $26.6 million in cash from the sale of 2.65 million shares of the Company’s common stock. In August 2008 we entered into an Equity Distribution Agreement (“EDA”) with UBS Securities LLC (“UBS”) to, from time to time, sell up to $15 million of our common stock. We have received $3.6 million in cash from the sale of 297,000 shares of our common stock since entering into the EDA.

We continue to have cash requirements which may be adversely impacted by the diminished credit availability and extreme volatility in security prices as a result of the current deterioration in global financial markets. If current cash balances are not sufficient to cover our activities and if additional funds are required we have several options to raise capital, which include continued sale of shares under the EDA, negotiations to eliminate the current restriction on $8 million of cash, bridge financing and/or a private placement or public offering of our common stock, sale of various assets, or debt. In connection with our EDA and in response to the high level of volatility of securities pricing in the current marketplace we believe we will still be able to obtain additional funding in the future through our EDA regardless of potential further declines in our common stock price as a result of the continued decline in the overall economy. In addition, we have been in discussions with other financial institutions and investment banks who have expressed interest in providing additional sources of funding to the Company.

The Company may consider the option to eliminate the current restriction on $8 million of its cash balances. We acknowledge that eliminating this restriction may require the Company to incur future economic obligations. The Company considers this a viable option to secure additional funding should other sources of credit availability diminish.

Based on the Company’s assessment of our potential financing alternatives, we believe we will have adequate resources to fund working capital requirements, obligations as they become due, capital equipment additions and product development expenditures through the next 12 months.

Debenture, Short-term and Long Term Borrowings

Convertible Debenture

On December 20, 2005, we issued a senior subordinated convertible debenture in aggregate principal amount of $25 million (the “Debenture”) along with warrants to purchase shares of Maxwell common stock. The outstanding Debenture is payable in quarterly installments of $2.8 million through September 2009 and a final payment of $5.6 million in December 2009. The holder, at its election, can defer each quarterly payment one time, for up to 24 months. As a result the final installment payments may be delayed, at the holders’ election, until December 2011. The holder elected to delay the December 2007 payment 24 months. The holder then elected to receive the next three payments each of $2.8 million that were due which we elected to pay with a total of 812,000 shares of common stock.

At September 30, 2008 the outstanding principal due on the Debenture was $16.7 million. Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. During the nine months ended September 30, 2008 we made interest payments in cash of $356,000 and common stock with a value of $446,000.

The change in fair value on revaluation of Debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and Debenture conversion between the two measurement dates using a Black-Scholes calculation. The effect of the fair market value adjustment is recorded as “Gain (loss) on embedded derivative liabilities.”

The net fair value of the holder’s and Maxwell’s conversion rights at September 30, 2008 was a net liability of $2.2 million, this amount is included in “Convertible debenture and long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debenture had a fair value at September 30, 2008 of $1.7 million, which is included in “Stock warrants” on the balance sheet. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised through September 30, 2008.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance of $8.0 million. This amount is classified as restricted cash at September 30, 2008 and 2007.

Short-term borrowings

Maxwell SA has a 2.0 million Swiss Francs (approximately $1.8 million as of September 30, 2008) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 4.65% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of September 30, 2008 the full amount available under the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $911,000 as of September 30, 2008) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 4.35%. Borrowings under the credit agreement are unsecured and as of September 30, 2008, $882,000 of the overdraft credit line was drawn.

Maxwell SA, has a 2.0 million Swiss Francs (approximately $1.8 million as of September 30, 2008) short-term loan agreement with a Swiss bank. Borrowings under this short-term loan agreement bear interest at 4.55% with repayment terms extending beyond one month from the date of funding. Borrowings under the short-term loan agreement are unsecured and as of September 30, 2008, the full amount of the credit line was drawn.

Maxwell SA, has a term loan with a maximum draw of 1.2 million Swiss Francs for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of September 30, 2008, approximately $210,000 was outstanding. The weighted average interest rate on the funds borrowed at September 30, 2008 was 4.1%.

We have various short-term financing agreements for insurance premiums. The agreements are typically for a nine month period with an interest rate of 4.25%. At September 30, 2008 $249,000 was outstanding.

Long-term borrowings

Maxwell, SA had a lending agreement for the acquisition of manufacturing equipment up to 1.5 million Swiss Francs. After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 7.9%. As of September 30, 2008 the balance of the obligation was $909,000.

In December 2006, we secured a $1.0 million credit line from a U.S. bank for capital equipment purchases, subject to a three-year repayment period. The agreement bears interest at a rate of 12.99%, with an amount outstanding of $250,000 at September 30, 2008.

We have various financing agreements for vehicles in the US and Switzerland. These agreements are for up to a five year repayment period with interest rates of 4.9%—7.0%. At September 30, 2008 $124,000 was outstanding.

Other Events

In 2005, a customer brought to our attention a possible defect in a product that was produced for Maxwell under contract by another manufacturer and resold to the customer. In an effort to resolve the matter, Maxwell’s subsidiary, Maxwell Technologies SA, initiated a legal proceeding in Germany in late 2007 against the product manufacturer. The suit is currently in the discovery phase during which time the allegedly defective product will be analyzed by an expert who is tasked with determining: (a) if there is a defect; and (b) if there is a defect, if the defect is one stemming from manufacturing or from operating conditions. Recently the German courts held a meeting with all of the parties subject to the proceeding to confer with the expert. At that meeting the expert did not issue any report on his findings. The next scheduled meeting is for late November. In the event that a determination is made that a defect exists, any potential liability would depend upon the nature of the defect and the actual amount of any damages would be determined in a subsequent legal proceeding. Since the matter is still in its preliminary stages, we have not yet been able to determine what, if any, warranty exposure Maxwell may have, and therefore, we have not recorded any warranty reserve provision. Maxwell does, however, carry insurance that may cover a portion of such warranty liability that might ultimately arise from this matter.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP. We have used certain assumptions and judgments in the preparation of these financial statements, which assumptions and estimates may potentially affect the reported amounts of assets and liabilities and the disclosure of contingencies as well as reported amounts of revenues and expenses. Many of these items may involve a higher degree of judgment and complexity and, as such, management assumptions and conclusions in these areas may significantly impact the results of operations of the Company.

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no changes to these critical accounting policies subsequent to September 30, 2008.

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

During fiscal 2007, we entered into two contracts whereby we have delivered certain elements and VSOE of fair value of the undelivered elements does not exist. As of September 30, 2008, we have recorded approximately $1.7 million of deferred revenue related to these contracts.

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

Inventory

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Inventory written down to market establishes a new cost basis and its value cannot be subsequently increased based upon changes in underlying facts and circumstances.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Francs) revenue and operating expenses as well as loans. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. The Company has certain long term contracts in a currency other than U.S. dollars. A change of 100 basis points (or 1%) in the customer local currency would impact the value of the contracts by approximately $114,000. We do not hedge our currency exposures.

Interest Rate Risk

At September 30, 2008, we had approximately $23.9 million in debt, of which $7.2 million is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet or statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would have a $239,000 effect on our related interest expense.

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

Our management evaluated, under the supervision and with the participation of our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the last fiscal quarter pursuant to Rule 13a-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 except the addition of the following Risk Factor due to current economic events during the three months ended September 30, 3008:

Our Growth is Subject to a Number of Economic Risks

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired. Although our total revenues continue to improve in the third quarter of 2008, the current tightening of credit in financial markets could adversely affect the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services. Our global business can also be adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, construction activity, financial strength of customers and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Swiss Franc and other currencies may also adversely affects our results. We are unable to predict the duration and severity of the current disruption in financial markets and the adverse economic conditions that might occur in the U.S. and other countries and the effect such events might have on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.32	Equity Distribution Agreement, dated August 8, 2008, between us and UBS Securities, LLC, including the form of Terms Agreement. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2008	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David Schramm
David Schramm
President and Chief Executive Officer

Date: November 3, 2008	By:	/s/ Tim T. Hart
Tim T. Hart
Senior Vice President – Finance, Treasurer, Chief Financial Officer and Secretary