Form 10-K
period 2008-12-31
MAXWELL TECHNOLOGIES INC
filed 2009-02-20
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2008 based on the closing price of the common stock on the NASDAQ Global Market was $189,498,883.

The number of shares of the registrant’s Common Stock outstanding as of February 16, 2009 was 22,577,387 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2009 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2008, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2008

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K and incorporated herein by reference discuss our plans and strategies for our business or make other forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “may,” “could,” “will,” “continue,” “seek,” “should,” “would” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views and beliefs of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our statements. Such risks, uncertainties and contingencies include the following:

•

financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among others things, extreme volatility in securities prices, diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others;

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

For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Item 1a. “Risk Factors” of this document. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Introduction

We develop, manufacture and market energy storage and power delivery products for transportation, industrial telecommunications and other applications and microelectronic products for space and satellite applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated. We believe that this “life-of-the-application” reliability gives our products a competitive advantage and enables them to command higher profit margins than commodity products. We focus on the following lines of high-reliability products:

•

Ultracapacitors: Our primary focus is on ultracapacitors, energy storage devices that are characterized by high power density, long operational life and the ability to charge and discharge very rapidly. Our BOOSTCAP® ultracapacitor cells and multi-cell modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including transportation, automotive, telecommunications, energy and consumer and industrial electronics.

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

•

Radiation-Mitigated Microelectronic Products: Our radiation-mitigated microelectronic products for satellites and spacecraft include high-performance single board computers and components, such as high-density memory and power modules. These products incorporate our proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand the effects of environmental radiation and perform reliably in space.

General Overview

Each of these high-reliability electronic component product lines addresses a specific industry or, in the case of our ultracapacitor products, several distinct industry segments.

Ultracapacitors

Ultracapacitors enhance the efficiency and reliability of devices or systems that generate or consume electrical energy. They differ from other energy storage and power delivery products in that they combine rapid charge/discharge capabilities typically associated with film and electrolytic capacitors with energy storage capacity generally associated with batteries. Although batteries store significantly more electrical energy than ultracapacitors, they cannot charge and discharge as rapidly and efficiently as ultracapacitors. Conversely, although electrolytic capacitors can deliver bursts of high power very rapidly, they have extremely limited energy storage capacity, and therefore cannot sustain power delivery for as much as a full second. Also, unlike batteries, which store electrical energy by means of a chemical reaction and experience gradual depletion of their energy storage and power delivery capability over a few thousand charge/discharge cycles, ultracapacitors’ energy storage and power delivery mechanisms involve no chemical reaction, so they can be charged and discharged hundreds of thousands to millions of times with minimal performance degradation. This ability to store energy, deliver bursts of power and perform reliably for many years with little or no maintenance makes ultracapacitors an attractive energy-efficiency option for a wide range of energy-consuming and generating devices and systems.

Based on potential volumes, we believe that the transportation industry represents the largest market opportunity for ultracapacitors. Transportation applications include braking energy recuperation and torque-augmentation systems for hybrid-electric buses, trucks and autos and electric rail vehicles, vehicle power network smoothing and stabilization, cold starting systems for internal combustion vehicles and burst power for idle stop-start systems.

Our ultracapacitor products have advanced to commercial production in transportation applications such as hybrid-electric transit buses and industrial electronics applications such as wind energy, telecommunications and automated utility meter reading systems.

To reduce manufacturing cost and improve the performance of our ultracapacitor products, we developed a proprietary, solvent-free, process to produce the carbon film electrode material which accounts for a significant portion of the cost of ultracapacitor cells. This process has enabled us to become a low-cost producer of electrode material, and our cost position has enabled us to market electrode material to other ultracapacitor manufacturers. Although we do not intend to license this electrode technology to other ultracapacitor or electrode manufacturers, we have licensed our proprietary cell architecture to manufacturers in China, Taiwan and Korea to expand and accelerate acceptance of ultracapacitor products in large and rapidly growing Asian markets.

High-Voltage Capacitors

High-voltage grading and coupling capacitors are used mainly in the electric utility industry. These devices prevent high-voltage arcing that can damage switches, circuit breakers, step-down transformers and other equipment that transmits, distributes or measures high-voltage electrical energy in electric utility infrastructure. The market for these products consists of expansion, upgrading and maintenance of existing infrastructure and new infrastructure installations in developing countries. Such installations are capital-intensive and frequently are subject to regulation, availability of government funding and general economic conditions. For example, while North America has the world’s largest installed base of electric utility infrastructure, and is experiencing more frequent power interruptions and supply problems, utility deregulation, government budget deficits, and other factors have limited recent capital spending in what historically has been a very large market for utility infrastructure components. However, projects to meet growing demand for electrical energy in developing countries, such as China and India, continue to drive increasing global demand for high-voltage capacitors.

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

To address the performance gap between rad-hard and commercial silicon and provide components with both increased functionality and significantly greater processing power, Maxwell and a few other specialty components suppliers have developed shielding, packaging, and other novel radiation mitigation techniques that allow sensitive commercial semiconductors to withstand space radiation effects and perform as reliably as rad-hard components. Although this market is limited in size, the value proposition for high-performance, radiation-tolerant, components enables us to generate profit margins much higher than those for commodity electronic components.

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

We also seek to expand market opportunities and revenue for our high-voltage capacitors and radiation-mitigated microelectronic products. While these products have highly specialized applications, we are a technology leader in the markets they serve, and thus are able to sell our products at attractive profit margins. To maintain and expand this competitive position we are leveraging our technological expertise to develop new products that not only meet the demands of our current markets, but also address additional applications. For example, our microelectronics group has successfully introduced a single-board computer (SBC) for the space and satellite market, addressing an application that we did not previously serve. In 2005, Northrop Grumman Space Technologies, prime contractor for the National Polar-orbiting Operational Environmental Satellite System, the U.S. government’s next generation weather satellite constellation, selected our SCS750 SBC for spacecraft control and data management. Orbital Sciences selected the SCS750 to manage payload data for the National Aeronautics and Space Administration’s “Glory” earth sciences mission and took delivery of our first space-qualified SBCs in 2007. In October 2007, Astrium, a subsidiary of EADS, selected the SCS750 to process images gathered by a satellite Astrium has contracted to produce for the European Space Agency’s “Gaia” astronomy mission.

Products and Applications

Our products incorporate our expertise and proprietary energy storage and power delivery and microelectronics technologies at both the component and system levels for specialized, high-value applications that demand “life-of-the-application” reliability.

Ultracapacitors

Ultracapacitors, also known as electrochemical double-layer capacitors (EDLC) or supercapacitors, store energy electrostatically by polarizing an organic salt solution within a sealed package. Although ultracapacitors are electrochemical devices, no chemical reaction is involved in their energy storage mechanism. This mechanism is fully reversible, allowing ultracapacitors to be rapidly charged and discharged hundreds of thousands to millions of times with minimal performance degradation, even in the most demanding heavy charge/discharge applications.

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

We link our ultracapacitor cells together in multi-cell modules to satisfy energy storage and power delivery requirements of varying voltages. Both individual cells and multi-cell products can be charged from any primary energy source, such as a battery, generator, fuel cell, solar panel or electrical outlet. Virtually any device or system whose intermittent peak power demands are greater than its average continuous power requirement is a candidate for an ultracapacitor-based energy storage and power delivery solution.

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

Engineers historically have addressed transient peak power requirements by over-sizing the engine, battery or other primary energy source to satisfy all of a system’s power demands, including demands that occur infrequently and may last only fractions of a second. Sizing a primary power source to meet brief peak power requirements, rather than for average power requirements, is costly and inefficient. When a primary energy source is coupled with ultracapacitors, which can deliver or absorb brief bursts of high power on demand for periods of time ranging from fractions of a second to several minutes, the primary source can be smaller, lighter and less costly.

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

We offer our BOOSTCAP® ultracapacitors in numerous form factors, ranging from postage stamp size 4-farad small cells rated at 2.5 volts, to cylindrical, 2.7-volt, 3,000-farad large cells that measure approximately two inches in diameter and six inches long. Applications such as hybrid-electric bus, truck and auto drive trains, electric rail systems and UPS systems require integrated modules consisting of up to hundreds of ultracapacitor cells. To facilitate adoption of ultracapacitors for these larger systems, we have developed integration technologies, including proprietary electrical balancing and thermal management systems and interconnect technologies. We have applied for patents for certain of these technologies. We offer a broad range of standard multi-cell modules to provide fully integrated solutions for applications requiring up to 1,500 volts of power. Our current standard multi-cell products each incorporate from six to 48 of our large cells to provide “plug and play” solutions for applications requiring from 15 to 125 volts. In addition, our multi-cell modules are designed to be linked together for higher voltage applications. Since 2005, we have introduced more than 30 new products, including several additional cell form factors and corresponding multi-cell modules to better meet the diverse requirements of the automotive, transportation, industrial and consumer electronics markets.

The chart below describes a number of representative applications for our BOOSTCAP® ultracapacitors that are now in commercial production or are in the field-testing or prototyping and evaluation phase.

Market	Application	Stage of Commercialization
Telecommunications

Uninterruptible power supply systems (UPS)	Short-term “bridge” power in integrated systems using fuel cells for primary backup	Initial installations in service

Industrial Electronics

• Utility meters • Actuators • Memory boards • Telecommunications	Wireless communication Energy storage Back-up power Wireless base station power quality	Commercial production Commercial production Commercial production Commercial production

Energy Generation

• Wind turbines	Blade pitch systems to optimize wind energy generation efficiency	Commercial production

Fuel Cell Augmentation

• Stationary systems	Startup, bridge power and peak load buffering to reduce system size and cost	Commercial production

• Forklifts and other all-electric light mobility vehicles	Startup, braking energy recuperation and dynamic power for lifting	Commercial production

Transportation

• Hybrid-electric transit bus drive trains	Braking energy recuperation and reuse for torque augmentation	Commercial production

• Airplane door actuators	Backup power for emergency deployment if main power system fails	Commercial production

• Rail systems	Braking energy recuperation and reuse for electric train and tram propulsion (both stationary and onboard)	Commercial production

	Capacitive starting systems for diesel locomotives	Prototyping and evaluation by locomotive OEMs

• Automobile systems	Braking energy recuperation and reuse for torque augmentation in hybrid power trains	Prototyping and evaluation

	Power network buffering to prevent malfunctions due to voltage sags	Initial series production scheduled for 2010

	After-market audio systems	Commercial production

• Diesel vehicles	Capacitive starting	Initial systems in operation in diesel transit buses

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

We sell our high-voltage capacitor products to large systems integrators, such as Areva and Siemens AG, which install and service power plants and electrical utility infrastructure worldwide.

Radiation-Mitigated Microelectronic Products

Manufacturers of satellites and other spacecraft require microelectronic components and sub-systems that meet specific functional requirements and can withstand exposure to gamma rays, hot electrons and protons and other environmental radiation encountered in space. In the past, microelectronic components and systems for such special applications used only specially fabricated radiation-hardened silicon. However, the process of designing and producing rad-hard silicon is lengthy and expensive, and there are only a few specialty semiconductor wafer fabricators, so supplies of rad-hard silicon are limited. Therefore, demand for space-qualified components made with higher-performance, lower-cost commercial silicon, protected by shielding and other radiation mitigation techniques, is growing. Producing our components and systems incorporating radiation-mitigated commercial silicon requires expertise in power electronics, circuit design, silicon selection, radiation shielding and extensive expertise in quality assurance testing.

We design, manufacture and market radiation-mitigated microelectronic products, including single-board computers and components such as memory and power modules, for the space and satellite markets. Using highly adaptable, proprietary, packaging and shielding technology and other radiation mitigation techniques, we custom design products that allow satellite and spacecraft manufacturers to use powerful, low cost, commercial semiconductors that are protected with the level of radiation mitigation required for reliable performance in the specific orbit or environment in which they are to be deployed.

Manufacturing

Our internal manufacturing operations are conducted in production facilities located in San Diego, California, and Rossens, Switzerland. We have made substantial capital investments to outfit and expand our internal production facilities and incorporate mechanization and automation techniques and processes. We have trained our manufacturing personnel in advanced operational techniques and have added information technology infrastructure and have implemented new business processes and systems to increase our manufacturing capacity and improve efficiency, planning and product quality. In 2007, we outsourced assembly of our MC family of large cell ultracapacitors, and subsequently, assembly of multi-cell modules based on MC cells, to Belton Technology Group (Belton), a contract manufacturer based in Shenzhen, China. We are in the process of outsourcing assembly of our BC family of ultracapacitor products and multi-cell modules based on BC cells to the Lishen Battery Company (Lishen), China’s largest producer of lithium-ion batteries, based in Tianjin. With the completion of certain upgrades and capacity expansions currently underway, along with our contract manufacturing relationships with Belton and Lishen in China, we believe that we have sufficient capacity to meet near-term demand for all of our product lines.

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

Ultracapacitors

We currently produce 10-farad PC ultracapacitor cells on a production line in our San Diego facility and produce our BC family of ultracapacitor products in our Rossens facility. As noted above, we have outsourced large cell, ultracapacitor cell and multi-cell module assembly to a contract manufacturer in China, and we are in the process of moving assembly of our BC ultracapacitor cells and multi-cell modules to a second contract manufacturer in China. To reduce cost, simplify assembly and facilitate automation, we have redesigned our ultracapacitor products to incorporate lower-cost materials and to reduce both the number of parts in a finished cell and the number of manufacturing process steps required to produce them. We plan to outsource all future additional increments of cell and module assembly capacity to countries with low-cost labor.

We produce electrode material for our BOOSTCAP® products, and for sale to other ultracapacitor manufacturers, such as Yeong-Long Technologies Co., Ltd., (YEC) and Shanghai Sanjiu Electric Equipment Company, Ltd. (Sanjiu), at our San Diego headquarters location. In 2007, we completed installation of an advanced carbon powder processing system as part of a major electrode capacity expansion that has enabled us to more than double previous electrode output without additional direct labor. This expansion gives us sufficient capacity to support both our current ultracapacitor production requirements and external electrode sales. As demand increases, additional increments of electrode production capacity can be added within a few months of placing an order with our current equipment vendor. We intend to continue producing this proprietary material internally, and do not contemplate licensing our solvent-free electrode fabrication process to ultracapacitor electrode customers or competing suppliers of such material.

In 2003, we formed an ultracapacitor manufacturing and marketing alliance with YEC, an ultracapacitor manufacturer headquartered in Taichung, Taiwan, with manufacturing and sales operations in mainland China. We entered into this alliance to accelerate commercialization of our proprietary BOOSTCAP® ultracapacitors in China, and to utilize YEC’s production capabilities for assembly of certain Maxwell-branded ultracapacitor products. In 2006, we expanded our relationship with YEC to include supplying ultracapacitor electrode material produced in our San Diego manufacturing facility to YEC for incorporation into its own line of ultracapacitor products, and to assist YEC in establishing worldwide distribution and marketing.

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

Suppliers

We generally purchase components and materials, such as carbon powder, electronic components, dielectric materials and ceramic insulators from a number of suppliers. For certain products, such as our radiation-mitigated microelectronic products and our high-voltage capacitors, we rely on a limited number of suppliers or a single supplier. Although we believe there are alternative sources for some of the components and materials that we currently obtain from a single source, there can be no assurance that we will be able to identify and qualify alternative suppliers in a timely manner. Therefore, in critical component areas, we “bank,” or store, critical high value materials, especially silicon die. We are working to reduce our dependence on sole and limited source suppliers through an extensive global sourcing effort.

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

Our principal marketing strategy is to cultivate long-term relationships by becoming a preferred vendor and competing for multiple supply opportunities with our key OEM and integrator customers. As these design-in sales tend to be technical and engineering-intensive, we organize customer-specific teams composed of sales, engineering, research and development and other technical and operational personnel to work closely with our customers across multiple disciplines to satisfy their requirements for form, fit, function and environmental needs. As time-to-market often is a primary motivation for our customers to use our products, the initial sale and design-in process typically evolves into ongoing account management to ensure on-time delivery, responsive technical support and problem-solving.

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

We have an alliance with YEC to manufacture and market small cell BOOSTCAP® ultracapacitor products in China. In addition, we sell electrode material both to YEC for incorporation into its own ultracapacitor products, and to Shanghai Sanjiu Electric Equipment Company, which has licensed our large cell technology and is introducing its own brand of ultracapacitor products in China.

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

Ultracapacitors

Our ultracapacitor products have two types of competitors: other ultracapacitor suppliers and purveyors of energy storage and power delivery solutions based on batteries or other technologies. Although a number of companies are developing ultracapacitor technology, our principal competitors in the supply of ultracapacitor or supercapacitor products are Panasonic, a division of Matsushita Electric Industrial Co., Ltd., NessCap Co., Ltd., and Groupe Bollore. In the supply of ultracapacitor electrode material to other ultracapacitor manufacturers, our primary competitor is W.L. Gore & Associates, Inc. The key competitive factors in the ultracapacitor industry are price, performance (energy stored and power delivered per unit volume), durability and reliability, operational lifetime and overall breadth of product offerings. We believe that our ultracapacitor products and electrode material compete favorably with respect to all of these competitive factors.

Ultracapacitors also compete with products based on other technologies, including advanced batteries in power quality and peak power applications, and flywheels, thermal storage and batteries in back-up energy storage applications. We believe that ultracapacitors’ high durability, long life, high performance and value proposition give them a competitive advantage over these alternative choices in many applications. In addition, integration of ultracapacitors with some of these competing products may provide optimized solutions that neither product can provide by itself. For example, a combined solution incorporating ultracapacitors with batteries for cold starting in diesel transit buses went into production in 2008.

High-Voltage Capacitors

Maxwell, through its acquisition in 2002 of Montena (renamed Maxwell Technologies SA) and its CONDIS® line of high-voltage capacitor products, is the world’s largest producer of high-voltage capacitors for use in electric utility infrastructure. Our principal competitors in the high-voltage capacitor markets are in-house production groups of certain of our customers and other independent manufacturers, such as the Coil Product Division of Trench Limited in Canada and Europe and Hochspannungsgeräte Porz GmbH in Germany. We believe that we compete favorably, both as a consistent supplier of highly reliable high-voltage capacitors, and in terms of our expertise in high-voltage systems design. Over the last ten years, our largest customer has transitioned from producing its grading and coupling capacitors internally to outsourcing substantially all of its requirements to us.

Radiation-Mitigated Microelectronic Products

Our radiation-mitigated single-board computers and components compete with the products of traditional radiation-hardened integrated circuit suppliers such as Honeywell Corporation, Lockheed Martin Corporation and BAE Systems. We also compete with commercial integrated circuit suppliers with product lines that have inherent radiation tolerance characteristics, such as National Semiconductor Corporation, Analog Devices Inc. and Temic Instruments B.V. in Europe. Our proprietary radiation-mitigation technologies enable us to provide flexible, high function, low-cost, radiation-mitigated products based on the most advanced commercial electronic circuits and processors. In addition, we compete with component product offerings from high reliability packaging houses such as Austin Semiconductor, Inc., White Microelectronics, Inc. and Teledyne Microelectronics, a unit of Teledyne Technologies, Inc.

Research and Development

We maintain active research and development (“R&D”) programs to improve existing products and develop new products. For the year ended December 31, 2008, our research and development expenditures totaled approximately $14.8 million, compared with $11.3 million and $10.1 million in the years ended December 31, 2007 and December 31, 2006, respectively. In general, we focus our research and product development activities on:

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

In 2005, we entered into an ultracapacitor technology research and development contract with the United States Advanced Battery Consortium (USABC). The USABC operates under the auspices of the U.S. Council for Automotive Research, an umbrella organization formed by Ford, General Motors and (formerly) DaimlerChrysler, to strengthen the technology base of the domestic auto industry through cooperative research. Maxwell received a total of approximately $3 million and $616,000 in matching funds from the U.S. Department of Energy in 2005 and 2006, respectively over the term of this program, whose primary goal was development of low-cost, high-performance, ultracapacitor-based energy storage modules for applications in passenger vehicles.

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

Intellectual Property

We place a strong emphasis on inventing proprietary processes and designs that increase the value and uniqueness of our product portfolio. In an effort to assist in protecting this added value and uniqueness, we focus a significant amount of energy on obtaining patents to provide the broadest and strongest possible protection for those products and related technologies. Our ultimate success will depend in part on our ability to protect our existing patents, to secure additional patent protection in a manner which bolsters our existing patent portfolio and to develop new processes and designs not currently claimed by the patents of third parties. As of December 31, 2008, Maxwell and its subsidiaries held 71 issued U.S. patents and 64 pending U.S. patent applications. Of these issued patents, 36 relate to our ultracapacitor products and technology, 2 relate to our high voltage capacitor products and technology, and 16 relate to our microelectronics products and technology. Our subsidiary, PurePulse Technologies, Inc. (“PurePulse”), which suspended operations in 2002, holds 17 issued U.S. patents. Our issued patents have various expiration dates ranging from 2010 to 2027.

Our pending patent applications and any future patent applications may not be allowed. We routinely seek to protect our new developments and technologies by applying for patents in jurisdictions in which we hope to obtain a market advantage, which includes, most commonly, the United States and the principal countries of Europe and Asia. At present, with the exception of microcode architectures within our radiation-mitigated microelectronics product line, we do not rely on licenses from any third parties to produce or commercialize our products.

Our existing patent portfolios and pending patent applications covering technologies associated with our ultracapacitor and microelectronic products relate primarily to:

Ultracapacitors

•	physical compositions of the electrode, including its design and fabrication;

•	physical cell package designs as well as the affiliated processes used in cell assembly;

•	cell-to-cell and module-to-module interconnect technologies that minimize equivalent series resistance and enhance the functionality, performance and longevity of BOOSTCAP® products; and

•	module and system designs that facilitate applications of ultracapacitor technology.

Microelectronics

•	system architectures that enable commercial silicon products to be used in radiation-intense space environments;

•	technologies and designs that improve packaging densities while mitigating the effect of radiation on commercial silicon;

•	radiation-mitigation techniques that improve performance while protecting sensitive commercial silicon from the effects of environmental radiation in space; and

•	fault-tolerant computer systems with a plurality of processors which avoid deficiencies typically experienced by similar systems due to ionizing radiation.

High Voltage Capacitors:

•

manufacture of cells which significantly reduces exposure of internal components to impurities, moisture and other undesired materials which lead to longer manufacturing times and reduced performance characteristics.

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

We use employee and third party confidentiality and nondisclosure agreements to protect our trade secrets and unpatented know-how. We require each of our employees to enter into a proprietary rights and nondisclosure agreement in which the employee agrees to maintain the confidentiality of all our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment with us. In addition, we regularly enter into nondisclosure agreements with third parties, such as potential product development partners and customers, to protect any information disclosed in the pursuit of securing possible fruitful business endeavors.

Financial Information by Geographic Areas

	Year ending December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Revenues from external customers located in:
United States	$23,184	28%	$17,195	30%	$18,307	34%
All other countries	59,013	72%	40,166	70%	35,578	66%

Total	$82,197	100%	$57,361	100%	$53,885	100%

Long-lived assets:
United States	$14,189	32%	$11,715	30%	$10,751	30%
Switzerland	30,246	68%	27,676	70%	24,921	70%

Total	$44,435	100%	$39,391	100%	$35,672	100%

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

Backlog

Backlog for continuing operations for the year ended December 31, 2008 was approximately $38.3 million, compared with $22.9 million as of December 31, 2007. Backlog consists of firm orders for products that will be delivered within 12 months.

Significant Customers

Sales to one customer amounted to approximately $12.1 million, or 15%, and $10.6 million, or 18%, of our total revenue for years ended December 31, 2008 and 2007, respectively.

Government Regulation

Due to the nature of our operations and the use of hazardous substances in some of our manufacturing and research and development activities, we are subject to stringent federal, state and local laws, rules, regulations and policies governing workplace safety and environmental protection. These include the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In the course of our historical operations, materials or wastes may have spilled or been released from properties owned or leased by us or on or under other locations where these materials and wastes have been taken for disposal. These properties and the materials and wastes spilled, released, or disposed thereon are subject to environmental laws that may impose strict liability, without regard to fault or the legality of the original conduct, for remediation of contamination resulting from such releases. Under such laws and regulations, we could be required to remediate previously spilled, released, or disposed substances or wastes, or to make capital improvements to prevent future contamination. Failure to comply with such laws and regulations also could result in the assessment of substantial administrative, civil and criminal penalties and even the issuance of injunctions restricting or prohibiting our activities. It is also possible that implementation of stricter environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general. While we believe we are in substantial compliance with existing environmental laws and regulations, we cannot be certain that we will not incur substantial costs in the future.

In addition, certain of our microelectronics products are subject to International Traffic in Arms export regulations when they are sold to customers outside the U.S. We routinely obtain export licenses for such product shipments outside the U.S.

Employees

As of December 31, 2008, we had 346 employees, consisting of 175 full-time, 1 part-time employee and 16 temporary employees in the U.S., and 124 full-time, 4 part-time and 26 temporary employees in Switzerland. We believe that approximately 30 percent of our employees in Switzerland are members of a labor union. Swiss law prohibits employers from inquiring into the union status of employees. We consider our relations with our employees to be good.

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

We have a history of losses and cannot assure you that we will become profitable in the foreseeable future, if ever. Even if we do achieve profitability, we may experience significant fluctuations in our revenues and we may incur net losses from period to period as a result of a number of factors, including but not limited to the following:

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

Our Growth is Subject to a Number of Economic Risks

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired. Although our total revenues continued to improve in 2008, the current tightening of credit in financial markets could adversely affect the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services. Our global business can also be adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, construction activity, financial strength of customers and government procurement. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Swiss Franc and other currencies may also adversely affect our results. We are unable to predict the duration and severity of the current disruption in financial markets and the adverse economic conditions that might occur in the U.S. and other countries and the effect such events might have on our business.

We might require additional capital to support business growth and operations, and this capital might not be available.

We intend to continue to make investments to support our business growth and operations and may require additional funds to respond to business challenges, including the need to develop new products or enhance our existing products, enhance our operating infrastructure, complete our development activities, continue manufacturing at cost levels that support adequate profit margins and possibly acquire complementary businesses and technologies. In the future we may need to engage in equity or debt financings to secure additional funds to support our operations and investments in new products, if we are unable to finance such activities from the proceeds of our continuing operations.

If we raise additional funds through issuances of equity or other transaction involving securities exercisable or convertible into our equitable securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Further, any debt financing may involve restrictive covenants on the company.

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

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounts for more than 10% of our revenue. This customer accounted for approximately 15% of our revenues in 2008. If our relationships with our large customers were disrupted, we could lose a significant portion of our anticipated revenue. Factors that could influence our relationships with our customers include:

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

If we are not able to produce large quantities of our large cell ultracapacitor products in the near future at a significantly lower per unit cost, our large cell ultracapacitors may not be a commercially viable alternative to competing energy storage and power delivery solutions. Although we have been selling BOOSTCAP® large cell ultracapacitors designed for transportation and industrial applications, we have only produced these products in limited quantities and at relatively high prices compared with traditional energy storage and power delivery devices. We are currently investing significant resources in improving our ultracapacitor cell and multi-cell module designs for higher performance and lower cost, and in automating and scaling up our manufacturing capacity both domestically and offshore to enable us to produce ultracapacitors in quantities sufficient to meet the needs of our potential customers. If we are unable to continue reducing our cost of production (which is in part dependent on increasing our sales volumes) and establishing the capability to produce large quantities of ultracapacitors at a reduced cost, we may not be able to generate commercial acceptance of, and sufficient revenue from, these products to recover our significant investment in the development and manufacturing scale-up, and our overall business prospects will be significantly impaired.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, make up a large portion of our revenues. For example, we have one customer that accounted for approximately 15% of our revenue in 2008. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it could prevent us from achieving our sales targets and negatively impact our market share. Our OEM customers typically require a long development and engineering process before incorporating our products into their systems and products. This period of time is in addition to the time we spend on basic research and product development. As a result, we are vulnerable to changes in technology or end user preferences.

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

The current volatility in global economic conditions and the financial markets may adversely affect our business and results of operations.

The current volatility and disruption to the capital and credit markets has reached unprecedented levels and has significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and further declines in consumer confidence and economic growth. These conditions have led and could further lead to reduced spending. Because many of our new products are components designed to be integrated into new products and systems to be introduced to the marketplace by our OEM customers, we believe that the macroeconomic environment and the deteriorating consumer confidence and spending, as well as access to credit, have impacted and could continue to impact demand for such products. A continuing impact on demand could materially adversely affect our business and results of operations. In addition, the Company’s access to credit and capital could be adversely impacted as well.

A prolonged economic downturn could materially harm our business.

Any negative trends in the general economy, including trends resulting from actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a decrease in capital spending in the markets we serve. In particular, the current economic crisis affecting the automotive industry, as well as a downward cycle affecting the transportation, industrial, electric utility or aerospace markets would likely result in reduced demand for our products. In addition, if our customers’ own markets and financial performance decline, we may not be able to collect outstanding amounts due to us. Any such circumstances could harm our consolidated financial position, results of operations and cash flows.

If we are unable to protect our intellectual property adequately, such as in the Peoples Republic of China (PRC), we could lose our competitive advantage in the industry segments in which we do business.

Our success depends in part on establishing and protecting our intellectual property rights. If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the industry segments in which we do business. Although we protect our intellectual property rights through patents, trademarks, copyrights, trade secrets and other measures, these steps may not prevent infringement, misappropriation or other misuse by third parties. We have taken steps to protect our intellectual property rights under the laws of certain foreign countries, but our efforts may not be effective to the extent that foreign laws are not as protective as the laws of the U.S. For example, we have licensed designs for our patented ultracapacitor products to a company located in the PRC. Patent and other intellectual property rights receive substantially less protections in the PRC than are available in the United States. In addition, we face the possibility that third parties may “reverse engineer” our products to discover how they work and introduce competing products, or that third parties might independently develop products and intellectual property similar to ours.

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

Competing research and patent activity in our product areas is substantial. For example, in October 2006, we filed a lawsuit alleging infringement of four of our patents by NessCap, a Korean competitor, and in December 2006, NessCap filed a lawsuit alleging that one of our products infringes one of NessCap’s patents. Although we do not believe that our products or proprietary rights infringe third parties’ rights, this infringement claim has been asserted against us, and additional claims could be asserted against us in the future. As in our dispute with NessCap, if we are forced to bring such claims or are subject to such claims by others, we face time-consuming, costly litigation that could potentially result in product shipment delays, damage payments or injunctions that could prevent us from making, using or selling infringing products. In addition, such litigation increases our operating expenses and adversely impacts our operating results. We may also be required to enter into royalty or licensing agreements on unfavorable terms as part of a judgment or settlement, which could negatively impact the amount of revenue derived from our products or proprietary rights.

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

Changes to existing accounting pronouncements or taxation rules or practices may affect how we conduct our business and affect our reported results of operations.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. During the first quarter of fiscal 2006, we adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123—revised 2004, or SFAS No. 123R, Share-Based Payment, which replaced Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. Adoption of this statement had a significant impact on our 2006 financial statements and is expected to have a significant impact on our future financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. Other new accounting pronouncements or taxation rules, including any change from U.S. GAAP to International Financial Reporting Standards, and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

The capital markets have been experiencing extreme volatility and disruption for more than 12 months. Recently, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices for certain issuers, including, but not limited to, the company. The price of our common stock may be negatively affected in the future in a manner unrelated to our business. The markets have also exerted downward pressure on the value of the marketable securities carried on our balance sheet, including corporate debentures and corporate bonds, and the values of these securities may be negatively affected in the future.

We may experience difficulty manufacturing our products, which would prevent us from achieving increased sales and market share.

We may experience difficulty in manufacturing our products in increased quantities, outsourcing the manufacturing of our products and improving our manufacturing processes. If we are unable to manufacture our products in increased quantities, or if we are unable to reduce manufacturing cost by outsourcing assembly of our products or improve our manufacturing processes, we may be unable to increase sales and market share for our products and could also lose existing customers. We have limited experience in manufacturing our products in high volume, and our future success will depend on our ability to:

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

In December 2005 we issued notes and warrants to an institutional investor. Pursuant to the terms of the notes, the holders of such notes may convert the notes into shares of common stock at any time prior to their maturity at the Conversion Price, subject to adjustment upon specified events, including a price-based weighted average anti-dilution provision, and further subject to adjustment for stock splits, combinations or similar events specified in the notes. Subject to certain conditions, we can automatically convert the notes into common stock of the Company at the Conversion Price. Unless our shares of common stock trade at or above a weighted-average price of 115% of the then effective Conversion Price, we will be obligated to repay equal portions of the principal amount outstanding under the notes on a quarterly basis beginning two (2) years after the date of original issuance, provided that the holder may defer the receipt of any such payment for a period of up to two (2) years. As part of the transaction, we also issued to such investors warrants to purchase up to an additional 430,540 shares of our common stock at the Conversion Price, subject to anti-dilution provisions similar to the provisions set forth in the notes, and further subject to adjustment for stock splits, combinations or similar events. The warrants became exercisable immediately after the closing date of the private placement and expire four (4) years from the date of issuance. If the investor converts the notes or exercises the warrants, we will issue shares of our common stock and such issuances will be dilutive to our stockholders. Because the Conversion Price may be adjusted from time to time in accordance with the provisions of the notes and the warrants, the number of shares that could actually be issued may be greater than the amount described above. In addition, if such institutional investors or our other stockholders sell substantial amounts of our common stock in the public market during a short period of time, our stock price may decline significantly.

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

These provisions restrict management’s ability to operate our business in accordance with management’s discretion and could limit our ability to grow and compete. Our credit agreements also require us to comply with certain financial covenants and ratios. If we fail to comply with any such financial covenants or ratios, or otherwise default under our credit agreements, the lenders under such agreements could:

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

During 2007, we have raised approximately $26.6 million (net of offering expenses) through the sale of our common stock pursuant to a shelf registration statement on Form S-3. In August 2008, we entered into an Equity Distribution Agreement (“EDA”) with UBS Securities LLC (“UBS”). The EDA provides that we may offer and sell shares of our common stock, par value $0.10 per share, having an aggregate offering price of up to $15 million. During 2008, we raised approximately $5.6 million (net of commissions) under the EDA. However there can be no assurance that additional financing will be available to us on acceptable terms or at all. If adequate funds are not available when needed, we may be required to change or delay our planned growth, which could result in decreased revenues, profits and a loss of customers. The issuance of additional shares will result in dilution of our current stockholders. Further, if additional financing is accomplished by the issuance of debt, the service cost, or interest, will reduce net income or increase net losses and may also require the issuance of additional warrants to purchase shares of common stock.

The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.

As of December 31, 2008, we had approximately $215 million of federal tax and state tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: 1) our ability to generate future taxable income and 2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. The issuance of shares of our common stock could cause an “ownership change.” Such transactions include the issuance of shares of common stock upon future conversion or exercise of outstanding options, warrants and convertible preferred stock.

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

Over the past several years, we have made substantial capital investments to outfit and expand our internal production facilities and incorporate mechanization and automation techniques and processes. We have trained our manufacturing personnel in the necessary operational techniques. With the completion of certain upgrades in 2007, and other upgrades and capacity expansions currently underway, along with our contract manufacturing relationship with Belton Technology Group in China, we believe that we have sufficient capacity to meet near-term demand for all of our product lines.

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

A mandatory settlement conference was scheduled for May 2008, however, prior to that conference Maxwell Technologies, Inc. and NessCap Co., Ltd. announced that the companies had agreed to a framework for settling the patent disputes relating to their respective ultracapacitor products and the companies signed a Memorandum of Understanding including a provision to immediately halt all ongoing patent infringement litigation between the companies. The proposed settlement terms will remain confidential pending final agreement and execution of definitive agreements. To date, the activities between the two parties are progressing according to the terms and milestones of the Memorandum of Understanding.

The legal expenses associated with these two lawsuits have been capitalized and the announcement does not amend our treatment of our legal costs in this matter. As of December 31, 2008 Maxwell has capitalized a total of $2.5 million of legal costs which is included in intangible assets in the condensed consolidated balance sheet.

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

In December 2007, Maxwell, along with more than 150 other defendants, was named in an environmental suit. The suit, Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC, et al., was filed by the plaintiffs in the United States District Court for the Central District of California alleging damages related to hazardous waste contamination of the plaintiffs’ land. The plaintiff alleges that a prior service provider of Maxwell’s improperly disposed of hazardous material. In March 2008, Maxwell joined and adopted the motion to dismiss filed by defendants Omega Chemical PRP Group LLC and Omega Chemical PRP Group. That motion was denied; however, the Court elected to grant a motion to stay the proceedings. This action by the Court appears to have been granted in part due to an overwhelming flow of paper being created by all 150 defendants regarding this case and in part because the plaintiff has yet to perform a feasibility study. In September 2008 Angeles Chemical Company filed a motion to lift the stay and for leave to file a first amended complaint. That motion was denied. In the meantime, Maxwell’s outside counsel is conferring with co-defendants’ counsel to finalize a Joint Defense Agreement whereby related defendants can share information in an effort to reduce the cost of defending the suit. To date, the plaintiff has yet to complete a feasibility study and therefore most actions related to defending this matter have been placed on hold.

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

These Amendments were submitted for lodging only thereby opening up the public comment period in order to allow the opportunity for public review and comment. No comments were lodged during the public comment period, and, consequently, the United States will move for final approval of the Amendments. Maxwell’s outside counsel is of the opinion that neither Amendment has a significant impact, if any, upon Maxwell and its liability with respect to the Omega Chemical Site.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the NASDAQ Global Market under the symbol “MXWL” since 1983. The following table sets forth the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
Year Ended December 31, 2008
First Quarter	$11.89	$7.10
Second Quarter	14.00	9.52
Third Quarter	14.75	9.50
Fourth Quarter	13.79	4.00
Year Ended December 31, 2007
First Quarter	$16.20	$10.31
Second Quarter	15.18	10.91
Third Quarter	16.50	10.75
Fourth Quarter	12.24	7.46

As of February 16, 2009 there were 413 holders of record of our common stock. We believe that the number of beneficial owners of our common stock substantially exceeds this number.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2008 (the “Proxy Statement”), and is incorporated in this report by reference.

Stock Performance Graph

Item 6.	Selected Financial Data

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31. This data is derived from the Company’s audited consolidated financial statements. During the year ended December 31, 2004, we completed the discontinuance of our Winding Equipment business segment, which we acquired in 2002. Therefore, the financial statements for fiscal 2004 include the reclassification of the Winding Equipment business to discontinued operations.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Continuing operations:
Total revenue	$82,197	$57,361	$53,885	$45,437	$32,212
Loss from continuing operations	(15,034)	(15,733)	(16,300)	(6,254)	(9,808)
Income (loss) from discontinued operations, net of tax	—	—	(195)	(40)	733

Net loss	$(14,808)	$(15,733)	$(16,495)	$(6,294)	$(9,075)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.71)	$(0.86)	$(0.97)	$(0.39)	$(0.67)
Income (loss) from discontinued operations, net of tax	—	—	(0.01)	—	0.05

Net loss per share	$(0.71)	$(0.86)	$(0.98)	$(0.39)	$(0.62)

	As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Total assets	$102,313	$108,280	$91,669	$88,464	$67,726
Cash, cash equivalents, short-term investments in marketable securities and restricted cash	$20,576	$30,214	$19,387	$34,456	$12,795
Short-term borrowings and current portion of long-term debt	$18,888	$16,472	$5,688	$1,695	$1,970
Long-term debt excluding current portion	$582	$13,544	$22,527	$22,212	$813
Stockholders’ equity	$63,247	$62,112	$45,883	$49,851	$52,791
Shares outstanding	22,521	20,417	17,261	16,600	15,695

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2008, 2007 and 2006 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. In addition, the discussion and the historical information contain forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, including deferred income taxes, the incurrence of losses on warranty costs, stock compensation expense, impairment of goodwill and other intangible assets, estimations of the cost to complete for certain projects and research and development projects, estimation of the probability that the performance criteria of restricted stock awards will be met and the fair value of warrants and embedded conversion options related to convertible debentures. Our estimation of liquidity for fiscal year 2009 may be significantly different than our actual results. Negative changes in revenues will affect our estimation in cost of sales, research and development, selling, general and administrative and other aspects of our business.

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business and strategic plan. Subsequently, we provide a summary of some of the highlights from the recently completed fiscal year, followed by a discussion of the different aspects of our business. We then proceed to discuss our results of operations for the year ended December 31, 2008 compared with the year ended December 31, 2007, and for the year ended December 31, 2007 compared with the year ended December 31, 2006. This is followed by an analysis of changes in our balance sheet and cash flows and discussion of our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” We then review our critical accounting policies and new accounting pronouncements along with the impact of inflation on our business.

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

2008 Highlights

For 2008, we reported revenue of $82.2 million and a net loss of $14.8 million, or $0.71 per diluted share, versus revenue of $57.4 million and a net loss of $15.7 million, or $0.86 per diluted share for fiscal 2007.

During fiscal 2008, we continued to focus on developing strategic alliances, introduced new products, increased production capacity to meet future anticipated demand, reduced product costs, funded capital improvements, augmented the board of directors and improved production processes. Some of these efforts are described below:

•

In January 2009 we announced that Vanner Inc., a manufacturer of electrical power conversion products, has selected our BOOSTCAP® ultracapacitor modules to provide burst power for a retrofit diesel engine starter system that Vanner has won a contract to install in Chicago transit buses.

•

In November we introduced a new family of BOOSTCAP® ultracapacitor products specifically designed to meet the power and energy requirements of industrial and consumer electronics applications. Typical applications benefiting from ultracapacitor cells in the 25-to-150-farad range include: robotics and factory automation, uninterrupted power supply (UPS) systems for industrial and telecommunications installations, renewable energy systems (including solar and wind energy generation systems), cordless power tools and consumer electronics.

•

In October we delivered 220 modules to Woojin Industrial Systems for a 1500-volt DC system that will be installed during the second quarter of 2009. Earlier this year, Woojin took delivery of 72 modules and completed installation of a 750-volt DC system for testing and evaluation on the Gyengsan light rail transit track. Woojin is the contractor selected by the Korean federal government’s Korean Railroad Research Institute (KRRI), which is overseeing installation of a high-efficiency, ultracapacitor-based, braking energy recuperation system in a subway station in Seoul. In the Gyengsan light rail installation, preliminary testing conducted by KRRI and Woojin during system development projected that the recuperation system would reduce grid power consumption by more than 20 percent, which, if matched in actual operation could save enough energy to recoup the initial investment in less than four years.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

The following table presents selected consolidated financial information (in thousands, except per share amounts):

	Year ended December 31,
	2008	2007
Revenue	$82,197	$57,361
Revenue percentage increase	43%	6%
Gross profit as a percentage of revenue	33%	25%
SG&A as percentage of revenue	29%	33%
R&D expense as percentage of revenue	18%	20%
Loss from operations	$(12,242)	$(16,086)
Net loss	$(14,808)	$(15,733)
Basic and diluted net loss per share	$(0.71)	$(0.86)

Revenue

Revenue in fiscal 2008 increased 43% to $82.2 million, compared with $57.4 million in the same period one year ago. Product revenue increased 46% or $25.3 million, while license fee and service revenue decreased 20% or $505,000.

Based on the yearly weighted-average of the foreign exchange rate of the Swiss Franc to the U.S. dollar, the value of the Swiss Franc increased 11% to $0.9245 per U.S. dollar for the year ended December 31, 2008, up from $0.8351 per U.S. dollar for the same period one year ago. The revenues reported for the year ended December 31, 2008 increased $5.5 million due to the increase in foreign exchange rate.

Revenue mix by product line for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
Ultracapacitors	35%	31%
High-Voltage Capacitors	46%	46%
Microelectronics	19%	23%

Total	100%	100%

We expect revenue to continue to grow in 2009 although at a more moderate pace. Nearly all of the revenue growth in 2009 is expected to come from ultracapacitor products.

Gross Profit

Gross profit in 2008 increased $12.5 million, or 87%, to $26.9 million compared with 2007. As a percentage of revenue, gross profit increased to 33% in 2008 compared with 25% in 2007. Higher gross profit resulted from an increase in the volume of sales of $6.2 million and an increase of $6.3 million due to higher average selling prices and/or net reduction of costs of product.

The increase in gross profit was burdened by increases in freight expenses of $1.5 million which had a negative impact on our gross profit.

We expect gross profit to improve in 2009 but once again, at a more moderate pace than the growth in 2008, but as shown above we can have significant impact from fluctuations in exchange rates that is outside of our control. Almost all of the gross profit improvement in 2009 is expected to come from ultracapacitor products.

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were 29% of revenue in 2008, compared with 33% in 2007, while total expense increased by $5.0 million, or 26%. This increase in absolute dollars was driven by increases of: $1.9 million in personnel costs, $1.1 million of commissions paid for our high voltage capacitors products compared with 2007, $893,000 related to an increase in exchange rates and $421,000 in travel expenses. The increase in personnel costs is due to an increase in headcount which reflects the increase of sales.

We expect SG&A expenses in absolute dollars to continue to trend upwards as revenues increase. However, we expect the total increase in 2009 to be less than the increase that occurred in 2008 compared with 2007.

Research & Development (R&D) Expense

Research and development (R&D) expenses were $14.8 million in 2008 compared with $11.3 million in 2007, an increase of $3.5 million or 32%. However, as a percentage of revenues, R&D expense was 18% in 2008 compared with 20% in 2007. The increase of $3.5 million was primarily driven by increases of: $1.4 million in personnel costs, $830,000 in travel expenses, $816,000 of design and development costs and $298,000 related to an increase in exchange rates. The increase in personnel costs is related to an increase in headcount and reflects the increase in revenue as well as a decrease in work previously outsourced. Our R&D spending continues to represent a significant percentage of revenue and is focused mainly on BOOSTCAP® product development and Microelectronics single board computer product development.

In 2009 we currently expect R&D expenses to be at approximately the same level as they were in 2008.

Provision (Benefit) For Income Taxes

We recorded an income tax benefit of $226,000 in 2008 compared with an income tax provision of $65,000 in 2007. This provision is for our Swiss and U.S. operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

The following table presents selected consolidated financial information (in thousands, except per share amounts):

	Year ended December 31,
	2007	2006
Revenue	$57,361	$53,885
Revenue percentage increase	6%	19%
Gross profit as a percentage of revenue	25%	23%
SG&A as percentage of revenue	33%	30%
R&D expense as percentage of revenue	20%	19%
Loss from operations	$(16,086)	$(14,138)
Net loss	$(15,733)	$(16,495)
Basic and diluted net loss per share	$(0.86)	$(0.98)

Revenue

Revenue in fiscal 2007 increased 6% to $57.4 million, compared with $53.9 million in the same period one year ago. Product revenue increased 6% or $3.1 million and license fee and service revenue increased 19% or $390,000.

Based on the yearly weighted-average of the foreign exchange rate of the Swiss Franc to the U.S. dollar, the value of the Swiss Franc increased 5% to $0.8351 per U.S. dollar for the year ended December 31, 2007, up from $0.7984 per U.S. dollar for the same period one year ago. The revenues generated during the year ended December 31, 2007 from foreign operations increased $1.6 million due to the increase in foreign exchange rate.

Revenue mix by product line for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Ultracapacitors	31%	34%
High-Voltage Capacitors	46%	42%
Microelectronics	23%	24%

Total	100%	100%

Gross Profit

Gross profit in 2007 increased $2.1 million or 17% compared with 2006. As a percentage of revenue, gross profit increased to 25% in 2007 compared with 23% in 2006. Higher gross profit resulted from an increase in the volume of sales of $900,000 and an increase of $1.2 million due to higher average selling prices and/or net reduction of costs of product.

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

Selling, General & Administrative (SG&A) Expense

Selling, general and administrative (SG&A) expenses were 33% of revenue in 2007, compared with 30% in 2006, and total expense increased by $2.5 million, or 15%. The increase was driven by increases of: $1.6 million in labor costs, $195,000 in consulting and professional services, $180,000 in stock-based compensation expense, $171,000 of additional costs associated with opening our sales office in China, $118,000 in outside sales commissions and $53,000 in travel and travel related expenses.

Research & Development (R&D) Expense

Research and development (R&D) expenses were $11.3 million in 2007 compared with $10.1 million in 2007, an increase of $1.2 million or 12%. As a percentage of revenues, R&D expense was 20% in 2007 compared with 19% in 2006. Increased R&D spending was a result of new product development efforts for BOOSTCAP® and Microelectronics product lines as well as higher spending on intellectual property activity for patent filings. BOOSTCAP® development efforts included focusing on the continued improvement of the energy density of our ultracapacitor products. The goal is to evaluate and understand each fundamental component of the ultracapacitor and maximize its performance. We are involved with R&D partnerships to provide or assist in specific research for the application, utilization, construction, design, and specifications of our BOOSTCAP® products. In the situations where we are conducting involved research our clients pay for all or the majority of costs. Microelectronics development efforts have focused primarily on single board computer development.

Provision (Benefit) For Income Taxes

We recorded an income tax provision of $65,000 in 2007 compared with an income tax provision of $208,000 in 2006. This provision is for our Swiss subsidiary’s operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Other Events

We assess the Company’s goodwill and intangible assets annually or as economic conditions warrant an assessment and determined that there was no impairment. We also assess the impairment of long-term assets. Accordingly, no goodwill or other asset impairments were recognized for the years ended December 31, 2008, 2007 and 2006.

Amortization of intangibles was $364,000, $224,000 and $76,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The increase from the prior years relates to the amortization of new patents in 2008 and 2007.

Net interest expense for the years ended December 31, 2008, 2007 and 2006 was $481,000, $1.1 million and $431,000, respectively.

As a result of the registration rights on the shares which would be acquired upon debt conversion and warrant exercises’ the fair value of the embedded conversion features and warrants are recorded as liabilities. The initial fair value of $9.2 million as of December 20, 2005 was treated as a discount to the $25 million debenture; in addition, there was $1.3 million of costs related to the issuance of the convertible debt, which are also amortized over the remaining current life of the note. The term of the debenture may be adjusted based on the holder’s election to extend the payment terms. Beginning with the first payment that was due December 2007, the holder deferred the initial payment and may elect to defer the next four quarterly payments due in 2009. Each of those payments can be deferred for a 24 month period, with the final payment on this debt extended until December 2011. The amortization of the debt discount and deferred costs totaled $2.4 million for the year ended December 31, 2008 and $3.6 million for each of the years ended December 31, 2007 and 2006.

The fair value calculation at December 31, 2008 and 2007 was impacted by the change in Maxwell’s stock price and a reduction in the time which the holder has to exercise their rights. The fair value of the embedded conversion features and warrants will be recalculated each reporting period and any difference in value from the prior period will be reflected in the Statement of Operations. The future impact of fair value recalculations is difficult to predict, given the historical volatility of Maxwell’s stock price, however, it is a non-cash item and does not impact cash flow.

Liquidity and Capital Resources

Changes in Cash Flow

Our net cash used in operating activities was $7.0 million for the year ended December 31, 2008, which primarily resulted from a net loss of $14.8 million and net working capital outflows of $1.8 million. These were offset by net non-cash charges of $10.1 million. Our net cash used in operating activities for the year ended December 31, 2007 was $14.6 million, which primarily resulted from a net loss of $15.7 million and net working capital outflows of $5.7 million, offset by net non-cash charges of $6.8 million. Our net cash used in operating activities for the year ended December 31, 2006 was $14.7 million, which primarily resulted from a net loss of $16.5 million and net working capital outflows of $5.9 million, offset by net non-cash charges of $7.7 million. The net cash used in operating activities in 2008 of $7.0 million was an improvement from prior years net cash used in operating activities of $14.6 million and $14.7 million, respectively, for the years ended December 31, 2007 and 2006. The improvement of cash used in operating activities from 2007 to 2008 of $7.7 million was primarily driven by a decrease in the loss from operations of $3.8 million, an improvement in the collection of receivables of $3.7 million and an impact from changes in accounts payable and accrued liabilities of $2.8 million. These improvements were offset by an increase in inventories of $4.0 million. Although sales increased 43%, accounts receivable actually went down in 2008 due to an improvement in collections that brought our average days sales outstanding down to 62 days in 2008 from 75 days in 2007. The income in accounts payable was related to the increase in inventory.

Our net cash provided by investing activities was $381,000 for the year ended December 31, 2008, and was the result of $8.1 million in cash received from the maturities of marketable securities, offset by $7.1 million in capital expenditures, $501,000 in purchases of marketable securities and $149,000 in purchases of intangible assets. Our net cash used in investing activities was $9.1 million for the year ended December 31, 2007, and primarily resulted from $7.6 million in purchases of marketable securities and $4.7 million in capital expenditures, offset by $3.2 million in cash received from the maturities of marketable securities. Our net cash used in investing activities was $9.1 million for the year ended December 31, 2006, and was the result of $9.5 million in purchases of marketable securities and $6.8 million in capital expenditures, offset by $6.9 million in cash received from the maturities of marketable securities and $299,000 in proceeds from the sale of equipment. Capital spending has been focused on improving production processes for the High-Voltage and BOOSTCAP® product lines. Capital expenditures for 2009 are expected to be approximately the same as 2008 and will be invested primarily in production equipment to increase the production capacity to meet higher customer demand of High-Voltage and BOOSTCAP® products.

Our net cash provided by financing activities was $4.1 million for the year ended December 31, 2008, and was the result of $7.7 million in proceeds from the issuance of long-term and short-term debt and $6.6 million from the issuance of common stock, offset by $10.1 million of principal payments on long-term and short-term debt and $103,000 from the retirement of shares. The $6.6 million from the issuance of common stock was driven by $5.6 million raised through our Equity Distribution Agreement (“EDA”). Our net cash provided by financing activities was $29.7 million for the year ended December 31, 2007, and was the result of $28.5 million from the issuance of common stock and $9.4 million in proceeds from the issuance of long-term and short-term debt, offset by $7.8 million of principal payments on long-term and short-term debt and $298,000 from the retirement of shares. The $28.5 million from the issuance of common stock was driven by $26.6 million raised under an S-3 filed in November 2006. Our net cash provided by financing activities was $6.1 million for the year ended December 31, 2006, and was the result of $7.2 million in proceeds from the issuance of long-term and short-term debt and $4.3 million from the issuance of common stock, offset by $5.0 million of principal payments on long-term and short-term debt and $368,000 from the retirement of shares.

Liquidity

As of December 31, 2008, we had approximately $12.6 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $20.6 million. The cash restriction will be released when the convertible debenture is repaid. We have a 1 million Swiss Francs (approximately $947,000 on December 31, 2008) line of credit with a Swiss bank for working capital; approximately $917,000 of the line was utilized as of December 31, 2008.

In November 2006 we filed an S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. During 2007 the Company received $26.6 million in cash from the sale of 2.7 million shares of common stock. In August 2008 we entered into an EDA with UBS Securities LLC (“UBS”) to, from time to time, sell up to $15 million of our common stock. We have received $5.6 million in cash from the sale of 687,000 shares of our common stock since entering into the EDA.

We continue to have cash requirements which may be adversely impacted by the diminished credit availability and extreme volatility in security prices as a result of the current deterioration in global financial markets. If current cash balances are not sufficient to cover our activities and if additional funds are required we have several options to raise capital, which include continued sale of shares under the EDA, negotiations to eliminate the current restriction on $8 million of cash, using capital leases to finance new equipment, bridge financing and/or a private placement or public offering of our common stock, a strategic partner investment, sale of various assets, or debt. In connection with our EDA and in response to the high level of volatility of securities pricing in the current marketplace we believe we will still be able to obtain additional funding in the future through our EDA regardless of potential further declines in our common stock price as a result of the continued decline in the overall economy. In addition, we have been in discussions with other financial institutions and investment banks who have expressed interest in providing additional sources of funding to the Company.

The Company may consider negotiations to eliminate the current restriction on $8 million of its cash balances. We acknowledge that eliminating this restriction may require the Company to incur future economic obligations. The Company considers this a viable option to secure additional funding should other sources of credit availability diminish.

Based on the Company’s assessment of our potential financing alternatives, we believe we will have adequate resources to fund working capital requirements, obligations as they become due, capital equipment additions and product development expenditures through the next 12 months.

Debentures, Short-term and Long Term Borrowings

Convertible Debentures

On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures (the “Debentures”) along with warrants to purchase shares of Maxwell common stock. The net proceeds of the issuance totaled approximately $23.7 million after direct placement costs of approximately $1.3 million. The debenture is payable in quarterly installments of $2.8 million from March 2008 through December 2009, with the holder having the option to delay each installment 24 months. The holder elected to delay the first payment that was due in December 2007. The warrants initially issued were to purchase 395,000 shares of Maxwell common stock while the Debentures were convertible into 1.3 million shares of Maxwell’s common stock, at any time at the option of the holder, at a strike price of $19.00 per share. The number of warrants, conversion shares and the strike price are subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the strike price of $19.00 per share.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. For the fiscal year ended December 31, 2008 we made principal payments of $9.7 million with 1.1 million shares of Company common stock as well as $1.4 million in cash and interest payments of $597,000 with 54,000 shares of Company common stock as well as $356,000 in cash.

After eighteen months from the issue date, Maxwell may require that a specified amount of the principal of the Debentures be converted if certain conditions are satisfied for a period of 20 consecutive trading days. None of these conditions have occurred since the issuance of the Debentures.

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and debenture conversion between the two measurement dates using a Black-Scholes calculation. The effect of the fair market value adjustment are recorded as “Gain (loss) on embedded derivative liabilities.”

The net fair value of the holder’s and Maxwell’s conversion rights at December 31, 2008 and 2007 were liabilities of $357,000 and $1.3 million, respectively. These amounts are included in “Short-term borrowings and current portion of long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debentures had a fair value at December 31, 2008 and 2007 of $318,000 and $577,000 respectively and is included in “Stock warrants” on the balance sheet. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised as of December 31, 2008.

As long as the Debentures are outstanding, the Company is required to maintain a cash balance of $8.0 million. This amount is classified as restricted cash at December 31, 2008 and 2007.

Short-term borrowings

Maxwell’s European subsidiary, Maxwell Technologies SA, (Maxwell SA) has a 2.0 million Swiss Franc (approximately $1.9 million as of December 31, 2008) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 3.90% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of December 31, 2008 and 2007, the full amount available under the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $947,000 as of December 31, 2008) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 4.40%. Borrowings under the credit agreement are unsecured and as of December 31, 2008, $917,000 of the overdraft credit line was drawn.

Maxwell SA, has a 2.0 million Swiss Francs (approximately $1.9 million as of December 31, 2008) short-term loan agreement with a Swiss bank. Borrowings under this short-term loan agreement bear interest at 2.85% with repayment terms extending beyond one month from the date of funding. Borrowings under the short-term loan agreement are unsecured and as of December 31, 2008, the full amount of the credit line was drawn.

Maxwell SA, has a term loan with a maximum draw of 1.2 million Swiss Francs (approximately $1.1 million as of December 31, 2008) for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter-bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of December 31, 2008, approximately $218,000 was outstanding. The weighted average interest rate on the funds borrowed at December 31, 2008 was 3.76%.

We have various short-term financing agreements for insurance premiums. The agreements are typically for a nine month period with an interest rate of 4.25%. At December 31, 2008 $84,000 was outstanding.

Long-term borrowings

Maxwell, SA had a lending agreement for the acquisition of manufacturing equipment up to 1.5 million Swiss Francs. After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 7.9%. As of December 31, 2008 the balance of the obligation was $863,000 with the final payment due in 2011.

We have various financing agreements for vehicles in the US and Switzerland. These agreements are for up to a five year repayment period with interest rates of 4.9%—7.0%. At December 31, 2008 $112,000 was outstanding.

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

Minority Equity Interests in Subsidiaries

PurePulse, which suspended operations in 2002 and was classified as discontinued operations in 2006, has minority equity investors. These investors are former employees who were issued shares when PurePulse originally was incorporated and former employees who have exercised stock options in that entity. As of December 31, 2008 and 2007 minority investors owned approximately 11% of the outstanding stock of PurePulse.

Contractual Obligations

	Payment due by period (in thousands)
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating Lease Obligations (1)	$7,551	$2,079	$3,578	$1,894	$—
Purchase Commitments (2)	9,719	9,719	—	—	—
Debt Obligations (3)	22,990	22,371	619	—	—
Pension benefit payments (4)	13,610	1,226	2,310	2,544	7,530

Total	$53,870	$35,395	$6,507	$4,438	$7,530

(1)	Operating lease obligations represent building leases, for U.S. and Switzerland locations.
(2)	Purchase commitments primarily represent the value of non-cancelable purchase orders and an estimate of purchase orders that if cancelled would result in a significant penalty to the Company.
(3)	Debt obligations represent long-term and short-term borrowings and current portion of long-term debt of $19.5 million and interest of $3.5 million.
(4)	Pension benefit payments represent the expected amounts to be paid for pension benefits.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP. We have used certain assumptions and judgments in the preparation of these financial statements, which assumptions and estimates may potentially affect the reported amounts of assets and liabilities and the disclosure of contingencies as well as reported amounts of revenues and expenses. Many of these items may involve a higher degree of judgment and complexity and, as such, management assumptions and conclusions in these areas may significantly impact the results of operations of the Company. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, including deferred income taxes, the incurrence of losses on warranty costs, stock compensation expense, impairment of goodwill and other intangible assets, estimations of the cost to complete for certain projects and research and development projects, estimation of the probability that the performance criteria of restricted stock awards will be met and the fair value of warrants and embedded conversion options related to convertible debentures. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of such factors, actual results could differ from the estimates used by management.

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

During fiscal 2007, we entered into two contracts whereby we have delivered certain elements and VSOE of fair value of the undelivered elements does not exist. As of December 31, 2008, one of these contracts remained open and we have recorded approximately $1.9 million of deferred revenue related to these contracts.

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

Inventory

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Inventory written down to market establishes a new cost basis and its value cannot be subsequently increased based upon changes in underlying facts and circumstances. Unabsorbed and underabsorbed costs are treated as expense in the period incurred.

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

Goodwill

We account for goodwill in accordance with FASB SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires that goodwill balances undergo an annual impairment test and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The first step consists of estimating the fair value of a reporting unit and comparing those estimated fair values with the carrying values of the reporting unit, which includes the allocated goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of the reporting unit’s assets and liabilities from its estimated fair value, which was calculated in step one. The impairment charge represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. We cannot say with certainty that we may not incur charges for impairment of goodwill in the future if the fair value of Maxwell Technologies and Maxwell SA decrease due to market conditions, revisions in our assumptions or other unanticipated circumstances. Any impairment charges could adversely affect the results of our operations. Based on the financial information reviewed by management, we have one reporting unit.

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

Fair Value Measurement

FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”) was effective January 1, 2008. Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159. We did not elect the fair value option for any financial instruments; therefore, SFAS No. 159 did not have any impact on our consolidated financial condition or results of operations.

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

The Swiss defined benefit Pension Plan is similar to our U.S. defined contribution plan (401K) in that we do not have any access to this asset, approximately 45% to 50% of the contributions are made by the employees and the plan is regulated by the (Swiss) Government. In addition, we do not have any access or rights to this pension asset. The pension asset is being reported to comply with accounting pronouncements that require us to disclose the amount on our balance sheet because the Company can make excess distribution to employees and may be able to absorb future losses from decreases in plan assets or increases in benefit obligation.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of our fiscal years in the three-year period ended December 31, 2008. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. The Company is required to adopt FSP APB 14-1 beginning in the first quarter of 2009.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009. Many of the warrants issued by the Company contain a strike price adjustment feature, which upon adoption of EITF 07-5, will result in the instruments no longer being considered indexed to the Company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for many warrants outstanding at that date. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial position, results of operations, or cash flows.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Francs) revenue and operating expenses as well as loans in Swiss Francs. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. The Company has certain long term contracts in a currency other than U.S. dollars. A change of 100 basis points (or 1%) in the customer local currency would impact the value of the contracts by approximately $106,000. We do not hedge our currency exposures.

Interest Rate Risk

At December 31, 2008, we had approximately $19.5 million in debt, of which $582,000 was classified as long-term debt. We do not anticipate significant interest rate swings in the near future. However, if they occur it may affect the consolidated balance sheet or the statement of operations. The estimated impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would have a $195,000 effect on our related interest expense.

Fair Value Risk

We record an adjustment on our convertible debenture adjusting the fair value of the embedded conversion options and stock warrants. The change in the value of these instruments is primarily impacted by the price of our stock at the end of each reporting period. This adjustment creates a non-cash effect on our statement of operations which may have a significant impact.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto appear on pages 52 to 89 of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Maxwell Technologies, Inc.

We have audited the consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of Maxwell Technologies, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maxwell Technologies, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2009 expressed an unqualified opinion on the effectiveness of Maxwell Technologies Inc.’s and subsidiaries’ internal control over financial reporting.

/s/    MCGLADREY & PULLEN, LLP

San Diego, California

February 19, 2009

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,576	$14,579
Restricted cash	8,000	—
Investments in marketable securities	—	7,635
Trade and other accounts receivable, net	14,107	13,933
Inventories, net	18,502	14,717
Prepaid expenses and other current assets	1,645	1,657

Total current assets	54,830	52,521
Property and equipment, net	17,355	14,636
Intangible assets, net	3,755	3,154
Goodwill	22,408	21,183
Prepaid pension asset	2,592	8,369
Restricted cash	—	8,000
Other non-current assets	1,373	417

Total assets	$102,313	$108,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,592	$9,516
Accrued warranty	905	768
Accrued employee compensation	4,353	2,885
Short-term borrowings and current portion of long-term debt	18,888	16,472
Deferred tax liability	456	378

Total current liabilities	37,194	30,019
Deferred tax liability, long-term	—	1,493
Long-term debt, excluding current portion	582	13,544
Stock warrants	318	577
Other long-term liabilities	972	535

Total liabilities	39,066	46,168

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 22,521 and 20,417 shares issued and outstanding at December 31, 2008 and 2007, respectively	2,253	2,042
Additional paid-in capital	192,228	172,899
Accumulated deficit	(134,902)	(120,094)
Accumulated other comprehensive income	3,668	7,265

Total stockholders’ equity	63,247	62,112

Total liabilities and stockholders’ equity	$102,313	$108,280

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Sales	$80,217	$54,876	$51,790
License fees and service revenue	1,980	2,485	2,095

Total revenue	82,197	57,361	53,885
Cost of sales	55,342	43,010	41,586

Gross profit	26,855	14,351	12,299
Operating expenses (income):
Selling, general and administrative	23,886	18,887	16,379
Research and development	14,847	11,263	10,062
Amortization of intangibles	364	224	76
Loss (gain) on sale of equipment	—	63	(80)

Total operating expenses	39,097	30,437	26,437

Loss from operations	(12,242)	(16,086)	(14,138)
Interest expense, net	(481)	(1,064)	(431)
Amortization of debt discount and prepaid debt costs	(2,388)	(3,567)	(3,616)
Gain on embedded derivative and warrants	1,217	4,528	1,980
Other income (expense), net	(1,140)	521	113

Loss from continuing operations before income taxes	(15,034)	(15,668)	(16,092)
Income tax provision (benefit)	(226)	65	208

Loss from continuing operations	(14,808)	(15,733)	(16,300)
Loss from discontinued operations	—	—	(195)

Net loss	$(14,808)	$(15,733)	$(16,495)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.71)	$(0.86)	$(0.97)
Loss from discontinued operations	—	—	(0.01)

Net loss per share	$(0.71)	$(0.86)	$(0.98)

Weighted average shares used in computing basic and diluted net loss per share	20,819	18,285	16,876

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
Balance at December 31, 2005	16,600	$1,660	$136,135	$(2,438)	$(87,600)	$2,094	$49,851	$(10,411)

Employee stock purchase, exercise of stock options and share-based compensation expense	511	51	5,936	—	—	—	5,987
Restricted stock awards	127	13	(1,451)	2,438	—	—	1,000
Shares issued for interest on convertible debt	41	4	774	—	—	—	778
Retirement of shares	(18)	(2)	(100)	—	(266)	—	(368)
Net loss	—	—	—	—	(16,495)	—	(16,495)	$(16,495)
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	2,329	2,329	2,329
Pension adjustment	—	—	—	—	—	2,801	2,801

Balance at December 31, 2006	17,261	$1,726	$141,294	$—	$(104,361)	$7,224	$45,883	$(14,166)

Exercise of stock options	258	26	1,816	—	—	—	1,842
Share-based compensation expense	—	—	1,175	—	—	—	1,175
Proceeds from issuance of common stock	2,645	264	26,383	—	—	—	26,647
Restricted stock awards	212	21	1,740		—	—	1,761
Shares issued for interest on convertible debt	65	6	788	—	—	—	794
Retirement of shares	(24)	(1)	(297)	—	—	—	(298)
Net loss	—	—	—	—	(15,733)	—	(15,733)	$(15,733)
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	2,671	2,671	2,671
Pension adjustment	—	—	—	—	—	(2,631)	(2,631)	(2,631)
Unrealized gain on marketable securities	—	—	—	—	—	1	1	1

Balance at December 31, 2007	20,417	$2,042	$172,899	$—	$(120,094)	$7,265	$62,112	$(15,692)

Exercise of stock options	159	16	1,159	—	—	—	1,175
Share-based compensation expense	—	—	1,267	—	—	—	1,267
Proceeds from issuance of common stock	687	69	5,362	—	—	—	5,431
Restricted stock awards	107	11	1,439		—	—	1,450
Shares issued for interest on convertible debt	54	5	592	—	—	—	597
Shares issued for principal on convertible debt	1,107	111	9,612	—	—	—	9,723
Retirement of shares	(10)	(1)	(102)	—	—	—	(103)
Net loss	—	—	—	—	(14,808)	—	(14,808)	$(14,808)
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	—	1,646	1,646	1,646
Pension adjustment, net of tax of $1,701	—	—	—	—	—	(5,240)	(5,240)	(5,240)
Unrealized loss on marketable securities	—	—	—	—	—	(3)	(3)	(3)

Balance at December 31, 2008	22,521	$2,253	$192,228	$—	$(134,902)	$3,668	$63,247	$(18,405)

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net loss	$(14,808)	$(15,733)	$(16,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,941	4,240	3,811
Amortization	573	360	206
Amortization of debt discount and prepaid debt costs	2,388	3,567	3,616
Gain on embedded derivative and warrant liabilities	(1,217)	(4,528)	(1,980)
Pension benefit	(237)	(659)	(1,460)
Stock based compensation expense	2,717	2,936	2,710
Loss (gain) on sales of property and equipment	—	63	(80)
Shares issued for interest expense	597	794	778
Provision for losses on accounts receivable	341	52	89
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Trade and other accounts receivable	41	(3,645)	(2,549)
Inventories	(3,508)	493	(4,708)
Prepaid expenses and other assets	(1,574)	(2,046)	(762)
Deferred income taxes	(1,415)	(1,066)	268
Accounts payable and accrued liabilities	2,649	(180)	2,452
Accrued employee compensation	1,409	284	(105)
Net liabilities of discontinued operations	—	(63)	(464)
Other long-term liabilities	128	502	—

Net cash used in operating activities	(6,975)	(14,629)	(14,673)

Investing activities:
Purchases of property and equipment	(7,105)	(4,708)	(6,846)
Proceeds from sale of property and equipment	—	22	299
Maturities of marketable securities	8,136	3,228	6,920
Purchases of marketable securities	(501)	(7,635)	(9,451)
Purchases of intangible assets	(149)	—	—

Net cash provided by (used in) investing activities	381	(9,093)	(9,078)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(10,082)	(7,817)	(4,973)
Proceeds from long-term and short-term borrowings	7,686	9,355	7,158
Retirement of shares	(103)	(298)	(368)
Proceeds from issuance of company stock	6,606	28,489	4,277

Net cash provided by financing activities	4,107	29,729	6,094

Increase (decrease) in cash and cash equivalents from operations	(2,487)	6,007	(17,657)
Effect of exchange rate changes on cash and cash equivalents	484	413	56

Increase (decrease) in cash and cash equivalents	(2,003)	6,420	(17,601)
Cash and cash equivalents at beginning of year	14,579	8,159	25,760

Cash and cash equivalents at end of year	$12,576	$14,579	$8,159

Cash paid for:
Interest	$660	$1,094	$463
Income taxes	$168	$—	$10
Supplemental schedule of noncash investing and financing activities:
Shares issued for interest payable	$597	$794	$778
Shares issued for payment on long-term debt	$9,723	$—	$—
Purchase of intangible asset under note	$592	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, all references to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our European Subsidiary, Maxwell Technologies, SA;, all references to “Electronic Components Group” refer to our former subsidiary, Maxwell Electronic Components Group, Inc., which has been merged into Maxwell; all references to “I-Bus/Phoenix” refer to our subsidiary, I-Bus/Phoenix, Inc., and its subsidiaries; and all references to “PurePulse” refer to our non-operating subsidiary, PurePulse Technologies, Inc.

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

Liquidity and Management’s Plan

As of December 31, 2008, the Company had approximately $12.6 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $20.6 million. The cash restriction will be released when the convertible debenture is repaid. The Company had a 1 million Swiss Francs (approximately $947,000 on December 31, 2008) line of credit with a Swiss bank for working capital; approximately $917,000 of the line was utilized as of December 31, 2008.

In November 2006 the Company filed an S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. During 2007 the Company received $26.6 million in cash from the sale of 2.7 million shares of common stock. In August 2008 the Company entered into an EDA with UBS Securities LLC (“UBS”) to, from time to time, sell up to $15 million of our common stock. We have received $5.6 million in cash from the sale of 687,000 shares of our common stock since entering into the EDA.

The Company continues to experience negative cash flows from operations and its ability to meet its cash requirements may be adversely impacted by the diminished credit availability and extreme volatility in security prices as a result of the current deterioration in global financial markets. In response to these conditions, management has commenced the implementation of numerous programs through which it anticipates the Company may generate positive cash flows from operations in 2009 sufficient to finance its operations. The anticipated improvements in cash flows are primarily through the combination of inventory management, manufacturing and quality improvements, product cost reductions (including a shift to off-shore manufacturing in China), and an overall improvement in operating results driven primarily by increased revenues and improved gross margins from the Company’s Boostcap product line.

If the Company’s cash balances are not sufficient to cover its activities and obligations as they become due, management will be required to attempt to raise additional funds. While there are no certainties that the Company will be successful in its efforts, it is currently management’s belief that the Company has several options to raise capital, which include the continued sale of shares under the EDA, negotiations to eliminate the current restriction on $8 million of cash, using capital leases to finance new equipment, bridge financing and/or a private placement or public offering of our common stock, a strategic partner investment, sale of various assets, or debt. In connection with the EDA and in response to the high level of volatility of securities pricing in the current marketplace management believes the Company will still be able to obtain additional funding in the future through the EDA regardless of potential further declines in the Company’s common stock price resulting from potential continued declines in the overall economy. In addition, management has been in discussions with other financial institutions and investment banks who have expressed interest in providing additional sources of funding to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company may consider negotiations to eliminate the current restriction on $8 million of its cash balances. We acknowledge that eliminating this restriction may require the Company to incur future economic obligations. The Company considers this a viable option to secure additional funding should other sources of credit availability diminish.

Based on the Company’s assessment of our potential financing alternatives, we believe we will have adequate resources to fund working capital requirements, obligations as they become due, capital equipment additions and product development expenditures through the next 12 months.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applies and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, including deferred income taxes, the incurrence of losses on warranty costs, stock compensation expense, impairment of goodwill and other intangible assets, estimations of the cost to complete for certain projects and research and development projects, estimation of the probability that the performance criteria of restricted stock awards will be met and the fair value of warrants and embedded conversion options related to convertible debentures. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of such factors, actual results could differ from the estimates used by management.

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

During fiscal 2007, the Company entered into two contracts whereby we have delivered certain elements and VSOE of fair value of the undelivered elements does not exist. As of December 31, 2008, one of these contracts remained open and the Company has recorded approximately $1.9 million of deferred revenue related to these contracts.

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

Cash and Cash Equivalents, Investments in Marketable Securities

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, bank certificates of deposit; commercial paper and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized no net realized gains in the years ended December 31, 2008 and 2007. The Company uses the specific identification method on sales of investments.

Maturities and gross unrealized gains on investments in marketable securities at December 31, 2008 and 2007 are as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Gain	Estimated Fair Value
As of December 31, 2008:
Commercial Paper, Maturing within 1 year	$—	—	$—

Total	$—	$—	$—

As of December 31, 2007:
Commercial Paper, Maturing within 1 year	$7,635	—	$7,635

Total	$7,635	$—	$7,635

Restricted Cash

The Company’s convertible debentures agreement requires the Company to maintain minimum cash balances of at least $8.0 million. This amount is classified as current restricted cash at December 31, 2008 and restricted cash at December 31, 2007.

Fair Value of Financial Instruments

The convertible debentures issued on December 20, 2005 were evaluated and determined not to be conventional convertible debentures and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued on December 20, 2005, in conjunction with the convertible debt were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in our Statement of Operations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. It is not practicable to estimate the fair value of the convertible debentures at December 31, 2008 based on the current liquidity crisis and the specific terms associated with the debt. The carrying value of restricted cash and short-term borrowings approximates fair value.

Accounts Receivable

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

Inventories

Inventories are stated at the lower of cost (first-in first-out basis) or market. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Inventory when written down to market value establishes a new cost basis and its value is not subsequently increased based upon changes in underlying facts and circumstances. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess obsolete inventories. Factors influencing these adjustments include inventories on-hand compared to estimated future usage and sales for existing and new products and assumptions about the likelihood of obsolescence. Unabsorbed and underabsorbed costs are treated as expense in the period incurred.

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

Long-Lived Assets

Property and equipment are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the property and equipment may not be recoverable. If the Company determines that the carrying value of the property and equipment is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the cost of an acquired business over the net of the fair value assigned to its assets acquired and liabilities assumed, is not amortized. Instead, goodwill is assessed for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Asset. The Company tests goodwill and has established December 31 as the annual impairment test date, using a fair value approach. Intangible assets with finite lives continue to be amortized on a straight-line basis over their useful lives of 10 to 12 years and are evaluated for impairment whenever events, or changes in circumstances, indicate that their carrying value may not be recoverable under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of “Statement of Financial Accounting Standards No. 109”, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. The Company adopted FIN 48 on January 1, 2007 with no effect on operations or stockholders’ equity.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions primarily in California and such balances commonly exceed the $250,000 insured amount by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s accounts receivable. The Company’s accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. One customer provided 15%, 18% and 18% of revenue in 2008, 2007 and 2006, respectively and comprised 15% and 13% of accounts receivable balances at December 31, 2008 and 2007, respectively.

Research and Development Expense

Research and development expenditures are expensed in the period incurred.

Advertising Expense

Advertising costs are expensed in the period incurred. Advertising expense was $70,000, $206,000 and $374,000 for fiscal 2008, 2007 and 2006, respectively.

Shipping and Handling

The Company recognizes shipping and handling costs as a component of cost of sales. Total shipping and handling cost of sales was $1.3 million, $857,000, and $1.0 million for the years ended 2008, 2007 and 2006, respectively.

Patent Defense Costs

The Company capitalizes patent legal defense costs as additional cost of the patents when a successful outcome in the patent defense case is probable. If the Company is ultimately unsuccessful the costs would be charged to expense. The legal expenses associated with our patent infringement lawsuit against Nesscap in the United States District Court for the Southern District of California are capitalized. Management believes a favorable outcome is probable. Additionally, we believe the value of the intellectual property involved in the lawsuit is greater than the costs associated with this lawsuit as a result of a successful outcome. As of December 31, 2008 we have capitalized a total of $2.5 million of legal costs which is included in intangible assets in the consolidated balance sheet. The recovery of costs upon a successful outcome will reduce the asset carrying value.

Foreign Currencies

The Company’s primary foreign currency exposure is related to its subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses. Changes in these currency exchange rates impact the U.S. dollar amount of revenue and expenses as well as loans in Swiss Francs. The functional currency of the Swiss subsidiary is the Swiss Franc. Assets and liabilities of Maxwell SA are translated at year-end exchange rates, and revenues, expenses, gains and losses are translated at rates of exchange that approximate the rate in effect at the time of the transaction. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity in the condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in other income (expense), net in the condensed consolidated statements of operations. The Company does not hedge its currency exposures. The Company has certain long term contracts in a currency other than U.S. dollars.

Other Comprehensive Income (Loss)

Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. Net loss and other comprehensive loss, including foreign currency translation adjustments, pension accounting and unrealized gains and losses on investments in marketable securities are reported, net of their related tax effect, to arrive at comprehensive loss. Accumulated other comprehensive income consisted of the following (in thousands):

	December 31,
	2008	2007
Accumulated other comprehensive income:
Unrealized gain on foreign currency translation	$8,740	$7,094
Pension adjustment	(5,070)	170
Unrealized gain (loss) on investments	(2)	1

	$3,668	$7,265

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

Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding. Diluted loss per share is calculated on the basis of the weighted average number of common shares outstanding plus any dilutive effect of outstanding stock options and restricted stock awards of the Company, assuming their exercise using the “treasury stock” method. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Numerator
Basic and Diluted:
Loss from continuing operations	$(14,808)	$(15,733)	$(16,300)
Loss from discontinued operations, net of tax	—	—	(195)

Net loss	$(14,808)	$(15,733)	$(16,495)

Denominator
Basic and Diluted:
Weighted average shares outstanding	20,819	18,285	16,876

Basic and diluted net loss per share:
Loss from continuing operations	$(0.71)	$(0.86)	$(0.97)
Loss from discontinued operations, net of tax	—	—	(0.01)

Basic and diluted net loss per share	$(0.71)	$(0.86)	$(0.98)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive (in thousands):

Common Stock	2008	2007	2006
Outstanding options to purchase common stock	2,104	2,071	2,074
Restricted stock awards outstanding	380	352	193
Shares issuable on conversion of convertible debentures	797	1,398	1,316
Warrants to purchase common stock	431	419	395

Total	3,712	4,240	3,978

Stock-Based Compensation

The Company’s primary types of share-based compensation consist of stock options, restricted stock and an employee stock purchase plan, which are accounted for in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”).

Recent Accounting Pronouncements

FASB Statement No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”) was effective January 1, 2008. Under this standard, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159. We did not elect the fair value option for any financial instruments; therefore, SFAS No. 159 did not have any impact on our consolidated financial condition or results of operations.

FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”) was effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability

(i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable. In February 2008, the FASB issued FSP 157-2 which allows companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” to clarify the application of SFAS No. 157 and how an entity would determine fair value in an inactive market. The Company has adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. We have determined that our fair value measurements for financial assets are in accordance with the requirements of SFAS No. 157. The implementation of SFAS No. 157 did not have any material impact on our consolidated financial condition or results of operations. Refer to note 4 for further discussion.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. The Company is required to adopt FSP APB 14-1 beginning in the first quarter of 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated financial condition and results of operations.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our first quarter of 2009. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial position, results of operations, or cash flows.

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

Revenue by product line is provided below (in thousands):

	Year ending December 31,
	2008	2007	2006
Revenues:
Ultracapacitors	$28,747	$17,435	$18,482
Radiation-Mitigated Microelectronic Products	15,610	13,360	12,703
High-Voltage Capacitors	37,840	26,566	22,700

Total	$82,197	$57,361	$53,885

	Year ending December 31,
	2008	2007	2006
Revenues from external customers located in:
United States	$23,184	$17,195	$18,307
Germany	20,463	11,116	13,102
China	13,881	8,524	6,438
France	3,871	3,793	2,408
Sweden	2,707	3,199	2,734
Switzerland	5,214	2,711	2,277
Hong Kong	2,932	1,819	94
Canada	1,708	1,594	436
United Kingdom	1,862	1,340	52
All other countries	6,375	6,070	8,037

Total	$82,197	$57,361	$53,885

	Year ending December 31,
	2008	2007	2006
	(in thousands)
Long-lived assets:
United States	$14,189	$11,715	$10,751
Switzerland	30,246	27,675	24,921

Total	$44,435	$39,390	$35,672

Note 2—Balance Sheet Details (in thousands):

	December 31,
	2008	2007
Trade and other accounts receivable, net:
Accounts receivable	$14,541	$14,020
Allowance for doubtful accounts	(434)	(87)

	$14,107	$13,933

Inventory:
Raw material and purchased parts	$10,141	$10,237
Work-in-process	4,802	3,525
Finished goods	6,465	4,025
Inventory reserves	(2,906)	(3,070)

	$18,502	$14,717

Property and equipment:
Machinery, furniture and office equipment	$35,288	$30,736
Computer hardware and software	6,670	6,342
Leasehold improvements	4,231	4,063
Construction in Progress	3,500	293

	49,689	41,434
Less accumulated depreciation and amortization	(32,334)	(26,798)

	$17,355	$14,636

Accounts payable and accrued liabilities
Accounts payable	$7,250	$4,640
Other accrued liabilities	2,838	3,258
Customer deposits	2,504	1,618

	$12,592	$9,516

Warranty Reserve Analysis

	Years Ended December 31,
	2008	2007
Accrued Warranty:
Beginning balance	$768	$795
New product warranties	763	458
Settlement of warranties	(666)	(427)
Other changes/adjustments to warranties	40	(58)

Ending balance	$905	$768

Leasehold improvements

Certain leasehold improvements funded by the landlord are recorded as assets and deferred liabilities and are amortized over the shorter of the estimated useful life or the lease term. As of December 31, 2008 and 2007 we had $628,000 and $679,000, respectively of unamortized leasehold improvements funded by the landlord. Of these amounts, $476,000 is included in other long-term liabilities at December 31, 2008.

Note 3—Goodwill and Intangibles

The Company annually reviews for impairment of goodwill under SFAS No. 142, Goodwill and Other Intangible Assets. The SFAS No. 142 goodwill impairment test is a two-step process. The first step consists of estimating the fair value of the reporting unit and comparing the estimated fair value with the carrying value, which includes the goodwill. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated total fair value, which was calculated in step one. An impairment charge would represent the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of their goodwill. SFAS No. 142 requires goodwill to be tested annually at the same time every year or when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The Company selected December 31 as its annual testing date. As a result of the Company’s annual assessment as of December 31, 2008 and 2007, no impairment was indicated.

The change in the carrying amount of goodwill from January 1, 2007 to December 31, 2008 is as follows (in thousands):

Balance at January 1, 2007	$19,786
Foreign currency translation adjustments	1,397

Balance at December 31, 2007	21,183
Foreign currency translation adjustments	1,225

Balance at December 31, 2008	$22,408

Acquired intangible assets subject to amortization at December 31, 2008, and 2007 were as follows (in thousands):

	Useful Life	Gross Carrying Value	Accumulated Amortization	Cumulative Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2008:
Developed core technology	10 years	$1,100	$(851)	$284	$533
Patents	13 years	3,476	(910)	—	2,566
Patent license agreement	5 years	741	(56)	(29)	656

		$5,317	$(1,817)	$255	$3,755

As of December 31, 2007:
Developed core technology	10 years	$1,100	$(700)	$244	$644
Patents	13 years	3,056	(546)	—	2,510

		$4,156	$(1,246)	$244	$3,154

Amortization expense for intangible assets was $571,000, $360,000 and $206,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated amortization for each of the next five years ended December 31 is as follows (in thousands):

Fiscal Years
2009	$583
2010	583
2011	583
2012	583
2013	583
Thereafter	840

$3,755

Actual amortization expense to be reported in future periods could differ from these estimates as a result of foreign currency translation adjustments, impairments and other factors.

Note 4—Fair Value Measurement

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

SFAS 157 clarifies that fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Under SFAS 157, fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are those that reflect our assumptions about what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•

Level 2—Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3—Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2008, the financial instruments to which SFAS 157 applied were financial liabilities for the conversion feature of the convertible debenture and warrants.

Liabilities held by the Company and measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements as of December 31, 2008
Description	Total	Level 1	Level 2	Level 3
Conversion features of convertible debenture	$357	—	—	$357
Warrants	$318	—	—	$318

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

Description	Convertible[1] Debenture	Warrants[1]
Beginning balance, December 31, 2007	$1,315	$577
Total unrealized gain included in income	(958)	(259)

Ending balance, December 31, 2008	$357	$318

[1]

Refer to note 5—Convertible Debenture for the valuation model and unobservable data used to calculate fair value of the conversion features of the convertible debenture and warrants issued by the Company.

Note 5—Convertible Debentures

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

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. Subject to certain limitations in the Debenture, all or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. As of December 31, 2008 and 2007 the interest rate on the Debentures was 1.375% and 5.375%, respectively. The debenture is payable in quarterly installments of $2.8 million from March 2008 through December 2009, with the holder having the option to delay each installment 24 months. The holder elected to delay the first payment that was due in December 2007. At December 31, 2008 and 2007 accrued interest was $91,600 and $356,000, respectively.

At the issuance date, the Debentures were convertible by the holder at any time into 1,315,789 common shares. We also issued 394,737 warrants in connection with the issuance of the debentures; these had an exercise price of $19.00 at the issuance date. The exercise price, number of convertible shares and warrants are subject to adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price of $19.00 per share.

In 2007 Maxwell sold 2.7 million shares and in 2008 we sold 687,000 shares at a price below $19.00 which caused an adjustment to the price and number of warrants and convertible debenture shares relating to the convertible debt. The price for the warrants has adjusted to $17.42, the number of warrants has increased to 430,496 shares, and the outstanding balance of the convertible debenture adjusted to 797,215 shares as of December 31, 2008.

The principal and interest paid with shares of common stock and with cash were as follows (in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Value	Shares	Value	Shares	Value	Shares
Principal paid with shares of common stock	$9,723	1,107	$—	—	$—	—
Principal paid with cash	1,388	N/A	—	—	—	—

Total debenture principal payments	$11,111	1,107	$—	—	$—	—

Interest paid with shares of common stock	$597	54	$794	65	$778	42
Interest paid with cash	356	N/A	795	N/A	375	N/A

Total debenture interest payments	$953	54	$1,589	65	$1,153	42

The Debentures are convertible by the holder at any time into common shares, however after eighteen months from the issue date, Maxwell may require that a specified amount of the principal of the Debentures be converted if certain conditions are satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applies a Z factor, which is a theoretical measurement of the probability of this occurrence. The Z factor used as of December 31, 2008 and 2007 was 0.0% and 0.9%, respectively, for forced conversion of 50% of the conversion option at 135% of the exercise price and zero, for forced conversion of the remaining conversion option at 175% of the exercise price. The warrants issued in connection with the issuance of the Debentures are exercisable at any time through December 20, 2010. No warrants had been exercised as of December 31, 2008.

Maxwell is accounting for the conversion option in the Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF No. 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The unamortized discount attributable to the issuance date aggregate fair value of the conversion options and warrants was $757,000 and $2.8 million as of December 31, 2008 and 2007, respectively, is being amortized using the effective interest method over the term of the Debentures.

The change in fair value on revaluation of debenture conversion rights and warrant liabilities represents the difference between the fair value at the end of the year and the fair value at the beginning of the year using the value calculated by the Black-Scholes pricing model. The fair value of the warrants at December 31, 2008 and 2007 were $318,000 and $577,000 respectively and is included in “Stock warrants” on the balance sheet. The net fair value of the liability to the holders and Maxwell’s conversion rights at December 31, 2008 and 2007 were liabilities of $357,000 and $1.3 million respectively which is included in “Short-term borrowings and current portion of long-term debt” on the balance sheet. The effect of the fair market value adjustment was $1.2 million and $4.5 million gains for the fiscal year ended December 31, 2008 and 2007, respectively, which is recorded as “Gain on embedded derivative and warrants”.

The fair value of the warrants and embedded conversion option is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Convertible Shares as of December 31,		Warrants as of December 31,
	2008	2007	2008	2007
Black-Scholes Assumptions:
Conversion / Exercise Price	$17.42	$17.88	$17.42	$17.88
Market Price	$5.07	$8.27	$5.07	$8.27
Expected dividends	—	—	—	—
Expected volatility	99.6%	57.5%	82.9%	54.0%
Average risk-free interest rate	0.37%	3.05%	0.76%	3.07%
Expected term/life (in years)	1.0	2.0	2.0	3.0

In the event of any default or fundamental change as defined in the Debentures, the holder will be entitled to require Maxwell to redeem the Debentures (or any portion thereof) at a price equal to the greater of (i) the applicable redemption premium (ranging from 103%-115%) and (ii) the product of (x) the number of shares in to which the Debenture is convertible using the $17.42 per share conversion price and (y) the closing price of Maxwell’s common stock on the day preceding the default or fundamental change.

The Company shall pay to each holder of registrable securities related to the embedded conversion feature and warrants liquidated damages of 1.5% of the aggregate purchase price every 30th day after a maintenance failure of the registration of the securities. These damages continue each 30 days (pro rated) until the registration failure is cured. As of December 31, 2008, if the Company was not in compliance we would incur damages of $208,000 every 30 days until we cured the maintenance failure. In addition if the damages are not paid in 30 days after they are due the Company would incur interest of 1.0% per month on the outstanding damages.

As long as Debentures are outstanding, the Company is required to maintain a cash balance in excess of $8.0 million. This amount is classified as restricted cash at December 31, 2008 and 2007.

Note 6—Short-Term and Long-Term Borrowings

Short-term borrowings

Maxwell’s European subsidiary, Maxwell SA, has a 2.0 million Swiss Franc (approximately $1.9 million at December 31, 2008) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 3.90% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of December 31, 2008 and 2007, the full amount available under the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $947,000 as of December 31, 2008) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 4.40%. Borrowings under the credit agreement are unsecured and as of December 31, 2008, $917,000 of the overdraft credit line was drawn.

Maxwell SA, has a 2.0 million Swiss Francs (approximately $1.9 million as of December 31, 2008) short-term loan with a Swiss bank. Borrowings under this short-term loan agreement bear interest at 2.85%. Borrowings under the short-term loan agreement are unsecured and as of December 31, 2008, the full amount of the credit line was drawn.

Maxwell SA, has a term loan with a maximum draw of 1.2 million Swiss Francs (approximately $1.1 million as of December 31, 2008) for financing specific capital equipment expenditures. Borrowings under the term loan are secured by the equipment being purchased. This credit agreement bears interest at the Swiss inter- bank borrowing rate plus 2.0%. The term loan can be borrowed in quarterly advances up to the maximum limit and repaid over one to five years. As of December 31, 2008, approximately $218,000 was outstanding. The weighted average interest rate on the funds borrowed at December 31, 2008 was 3.76%.

We have various short-term financing agreements for insurance premiums. The agreements are typically for a nine month period with an interest rate of 4.25%. At December 31, 2008 $84,000 was outstanding with the final payment due in 2011.

Long-term borrowings

Maxwell, SA had a lending agreement for the acquisition of manufacturing equipment up to 1.5 million Swiss Francs. After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 7.9%. As of December 31, 2008 the balance of the obligation was $863,000.

We have various financing agreements for vehicles in the US and Switzerland. These agreements are for up to a five year repayment period with interest rates of 4.9% – 7.0%. At December 31, 2008 $112,000 was outstanding.

The following table summarizes convertible debentures and debt (in thousands):

	December 31, 2008	December 31, 2007
Maxwell SA credit agreement	$1,894	$1,775
Maxwell SA overdraft agreement	916	843
U.S. Vehicle loan	15	22
U.S. Capital equipment loan	—	511
Maxwell SA capital expenditure loan	218	408
Maxwell SA term loan	1,894	1,775
U.S. short-term loan	84	107
Maxwell SA auto leases	97	—
Maxwell SA lending agreement	863	1,106
Convertible debentures	13,489	23,469

Total convertible debentures and long-term debt	19,470	30,016
Less current portion	18,888	16,472

Convertible debentures and long-term debt, excluding current portion	$582	$13,544

Payments due on borrowings during each of the five years subsequent to December 31, 2008 are as follows. The amount for 2009 includes $13.9 million for the convertible debentures payments which four of the final five payments may be delayed up to 24 months at the lender’s discretion, (in thousands):

2009	$19,288
2010	577
2011	5

Subtotal payments	19,870
Unamortized discount attributed to conversion option and warrants	(757)
Net fair value of conversion options	357

$19,470

Note 7—Stock Activity and Stock Plans

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

During the year ended December 31, 2008 the Company issued 687,000 shares to UBS under the EDA in exchange for proceeds of $5,569,000, net of commissions of $202,000.

Change in Additional Paid in Capital

For the year ended December 31, 2008 additional paid in capital increased $19.3 million which consisted primarily of interest and principal paid with shares of common stock on our convertible debt of $10.2 million, proceeds from the issuance of common stock of $5.4 million under the EDA and $3.9 million was from the Company’s stock plans. For the year ended December 31, 2007 additional paid in capital increased $31.6 million which consisted primarily of proceeds from the issuance of common stock of $26.6 million, $4.7 million was from the Company’s stock plans and interest paid with shares of common stock on our convertible debt of $788,000.

Stock Option Plans

The Company has two active share-based compensation plans as of December 31, 2008; the 2004 ESPP and 2005 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, Employee Stock Purchase Plan (ESPP) and restricted stock awards have been granted to employees. Generally, stock options and restricted stock awards vest over periods of one to four years and have a maximum contractual period of ten years. Option and share award plans provide for accelerated vesting if there is a change in control. Stock options are granted at a price equal to the market price of Company stock at date of grant. The Company has also granted equity incentive under stock options plans which include:

•	The Company’s 1999 Director Stock Option Plan, under which 75,000 shares were reserved for future grant, was adopted in 1999 and approved by the Company’s shareholders in January 2000.

•	In December 1999, the Company granted 294,030 non-qualified options to the Company’s then new President and Chief Executive Officer, Mr. Eibl, outside of the Company’s other option plans.

The expense for all stock based compensation that has been charged against income for the years ended December 31, 2008, 2007 and 2006 is $2.7 million, $2.9 million and $2.7 million, respectively. For the year ended December 31, 2008, the tax benefits associated with the exercise of non-qualified stock options, restricted stock grants, disqualifying dispositions of both Incentive Stock Options and stock acquired from the Company’s Employee Stock Purchase Plan was approximately $1.9 million. No tax benefit was recognized in 2008, 2007 and 2006.

Employee Stock Option Plan

The Company’s 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”), was approved by the shareholders and amended at the 2007 Annual Meeting of Stockholders at the May 3, 2007 meeting to replenish the equity incentive pool by increasing the number of shares of Common Stock reserved for issuance under the Incentive Plan from 750,000 shares to 1,750,000 shares. The Incentive Plan, provides for the grant of stock based awards, including incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock, and restricted stock unit awards. This Incentive Plan shares reserved for issuance is also replenished from shares forfeited, 152,000 shares cancelled from the expired 1995 stock option plan and 1,000 shares from the 1999 Directors’ plan added to the total available for issuance.

The fair value of each option award granted is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006
Expected dividends	—	—	—
Expected volatility range	52.2% - 60.5%	49.5% - 52.3%	54.7% - 62.3%
Risk-free interest rate range	2.6% - 3.1%	4.1% - 4.9%	4.4% - 5.0%
Expected term/life (in years)	4.7	4.6	5.1 - 6.2

The dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on historical Company stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of our underlying stock price that is expected over a period of time, commensurate with the option life. This is expressed as an annual percentage rate required by our option-pricing model. For the year ended December 31, 2008, 2007 and 2006 the weighted average volatility is 52.6%, 50.6% and 59.5%, respectively. The Company does not consider implied volatility due to the low volume of traded stock options. The risk-free interest rate is derived from the zero coupon rate on U.S. Treasury instruments for the option expected life. The expected life calculation is based on the Company’s history of exercised options from previous equity-based share option grants.

Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates with a cumulative catch up adjustment.

The following table summarizes total aggregate stock option activity for the period December 31, 2007 through December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	2,071,221	$9.92
Granted	191,500	$8.29
Exercised	(104,771)	$7.55
Cancelled	(54,325)	$15.04

Balance at December 31, 2008	2,103,615	$9.76	4.69	$—

Vested or expected to vest at December 31, 2008	1,912,736	$9.53	4.34	$—

Exercisable at December 31, 2008	1,639,300	$9.20	3.66	$—

The number of shares under option exercisable at December 31, 2008, 2007 and 2006 were 1,639,300, 1,573,704 and 1,669,398, respectively, with weighted average exercise prices of $9.20, $8.72 and $8.21, respectively. The Company’s policy is to issue new shares for options exercised.

The weighted-average grant date fair value of employee options granted during the years ended December 31, 2008, 2007 and 2006 was $3.88, $6.13 and $9.11 per share, respectively. The total intrinsic value of options exercised at December 31, 2007, 2006 and 2005 were $1.3 million, $3.8 million and 1.0 million, respectively.

As of December 31, 2008 there was $2.2 million, or $1.2 million adjusted for estimated forfeitures, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the employee option plan. The cost is expected to be recognized over a weighted average period of 2.35 years. Cash received from options exercised under all share-based payment arrangements for the year ended December 31, 2008 was $1.2 million.

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

The fair value of each restricted stock award is calculated on the date of grant using the stock price on the date of grant. The fair value of awards with market conditions has been determined using a Monte Carlo calculation. Performance conditions have estimated achievement dates over which compensation expense is recognized. The requisite service period is the greater of the estimated achievement date or the minimum 12-month vesting period. This requisite service period is determined based on an analysis of all the terms and conditions of each grant. The Company uses the requisite service period that is most likely to occur including the likelihood that the restricted stock award will not be earned. The initial requisite service period may be adjusted for changes in the expected outcomes of the related service or performance conditions with such changes recognized as a cumulative catch-up adjustment.

Based on our historical experience of pre-vesting award cancellations during 2007, management changed our assumed forfeiture rate from 5.8% to zero for restricted stock awards. Under the true-up provisions of SFAS 123R, if the actual forfeiture rate is higher than estimated, a recovery of prior expense is recorded and if the actual forfeiture rate is lower than estimated an additional expense is recorded. The Company’s forfeiture rate change and a true-up provision was recorded that increased the share-based compensation expense for restricted awards by $103,000 for the year 2007.

The following table summarizes the activity under the restricted stock plan (in thousands, except for per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	352	$12.54
Granted	182	10.51
Vested	(79)	13.41
Forfeited	(75)	11.27

Nonvested at December 31, 2008	380	$11.79

The total grant date fair value of restricted stock awards granted during the year ended December 31, 2008 for service and performance based awards were $280,000 and $1.6 million, respectively. For the year ended December 31, 2007 service and performance based awards was $1.7 and $1.4 million, respectively. For the year ended December 31, 2006 service and performance based awards were zero and $1.9 million, respectively.

The weighted average grant date fair value of shares granted during the years ended December 31, 2008, 2007 and 2006 was $10.51, $12.45 and $15.32, respectively. The fair value of nonvested shares is determined based on the closing trading price of the Company shares on the grant date. Awards vested during the year ended December 31, 2008, 2007 and 2006 were 79,000, 75,000 and 109,000, respectively. Awards vesting in 2008 had a vest date fair value for service and performance based awards of $768,000 and $295,000, respectively. All awards that have vested were performance type awards with a vest date fair value of $926,000 and $906,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2008 there was $2.0 million of total unrecognized compensation cost related to nonvested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 1.0 years.

Employee Stock Purchase Plan (ESPP)

In 2004, the Company established the 2004 ESPP. The aggregate number of shares of common stock, which may be purchased under this Plan shall not exceed five hundred thousand (500,000) shares of common stock of the Company. As of December 31, 2008 the Company has issued a total of 104,469 shares of common stock from the current ESPP. For the year ended December 31, 2008, 2007 and 2006 the Company issued 54,663, 25,453 and 18,239 shares of stock for ESPP purchases, respectively.

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

	Six Month Period Ended December 31, 2008	Six Month Period Ended June 30, 2008	Six Month Period Ended December 31, 2007	Six Month Period Ended June 30, 2007
Expected dividends	—	—	—	—
Stock Price on valuation date	$10.62	$8.27	$14.22	$13.95
Expected volatility	72%	70%	53%	51%
Average risk-free interest rate	2.17%	3.37%	4.93%	5.06%
Expected life (in years)	.5	.5	.5	.5
Fair value per share	$3.75	$2.90	$4.36	$4.16

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
ESPP compensation expense recognized	$172,000	$117,000
Intrinsic value at respective purchase date	$154,000	$62,000

Share-based compensation expense recognized in the Consolidated Statement of Operation:

Compensation cost for restricted stock awards, employee stock options, ESPP and non-employee stock compensation included in Cost of sales; Selling, general and administrative; and Research and development is (in thousands):

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Cost of sales	$352	$260
Selling, general and administrative	2,000	2,447
Research and development	365	229

Total Stock-Based Compensation Costs	$2,717	$2,936

Stockholder Rights Plan

In November 1999, the Company adopted a Stockholder Rights Plan as a successor to its previous plan, which expired in June 1999. In accordance with the plan, the Company distributed one non-voting common stock purchase right (“Right”) for each outstanding share of common stock. The Rights are not exercisable and will not trade separately from the common stock unless a person or group acquires, or makes a tender offer for, 20% or more of the Company’s common stock. Initially, each Right entitles the registered holder to purchase one share of Company common stock at a price of $75 per share, subject to certain anti-dilution adjustments. If the Rights become exercisable and certain conditions are met, then each Right owned by someone other than the acquiring person or group will entitle its holder to receive, upon exercise, Company common stock having a market value of twice the exercise price of the Right. In addition, the Company may redeem the Rights at a price of $0.01 per Right, subject to certain restrictions. If the current plan is not amended or replaced the Stockholder Rights Plan will expire on October 21, 2009.

Share Reservations

The following table summarizes the reservation of authorized unissued shares for issuance upon exercise and conversion of outstanding instruments as of December 31, 2008:

Stock Option Plans:
2005 Omnibus equity incentive plan	1,363,485
2004 Employee stock purchase plan	395,531
1999 Directors stock option plan	26,335
1999 Non-qualified stock option plan	243,030
Convertible debenture and warrants	1,227,711

Total	3,256,092

Note 8—Income Taxes

The provision (benefit) for income taxes based on loss from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Federal:
Current	$—	$—	$—
Deferred	1,778	(4,479)	(5,827)

	1,778	(4,479)	(5,827)
State:
Current	4	—	—
Deferred	1,336	250	(1,372)

	1,340	250	(1,372)
Foreign:
Current	169	—	(52)
Deferred	62	65	260

	231	65	208
Valuation allowance	(3,575)	4,229	7,199

	$(226)	$65	$208

The provision (benefit) for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to loss from continuing operations before income taxes. The primary components of such difference are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Taxes at federal statutory rate	$(5,107)	$(5,418)	$(5,471)
State taxes, net of federal benefit	(915)	(1,077)	(895)
Effect of tax rate differential for foreign subsidiary	7	(263)	(99)
Deferred tax profit	(456)	—	—
Tax credits	—	—	(200)
Valuation allowance, including tax benefits of stock activity	5,327	7,354	6,309
Nondeductible interest	1,095	—	—
Other	(177)	(531)	564

Tax provision (benefit)	$(226)	$65	$208

The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2008. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly. The Company has recorded a valuation allowance of $51.1 million as of December 31, 2008 to reflect the estimated amount of deferred tax assets that may not be realized. The Company decreased its valuation allowance by $3.6 million for the year ended December 31, 2008.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

At December 31, 2008 the Company has federal, state and foreign tax net operating loss carryforwards of approximately $130.3 million, $85.0 million and $1.4 million respectively. The federal tax loss will begin to expire in 2020 and the state tax loss carryforwards will begin to expire in 2012, and the foreign tax loss carryforward will expire in 2014. The excess tax benefits associated with the exercise of non-qualified stock options, restricted stock grants, disqualifying dispositions of both Incentive Stock Option stock and stock acquired from the Company’s Employee Stock Purchase Plan for 2008 and 2007 in the approximate amount of $1.9 million and $1.8 million, respectively, did not reduce current income taxes payable and, accordingly, it is not included in the deferred tax asset relating to net operating loss (NOL) carryforwards, but it is included with the federal and state NOL carryforwards disclosed in this footnote. The tax benefits associated with stock options deductions from 1998 to 2005 in the approximate amount of $15.5 million were not recorded in Additional Paid-in Capital because their realization were not more likely than not to occur and, consequently a valuation allowance was recorded against the entire benefit. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2008 of $3.9 million and $3.1 million, respectively, which begin to expire in 2014.

Unremitted earnings of foreign subsidiary(ies) have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Items that give rise to significant portions of the deferred tax accounts are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Tax loss carryforwards	$47,606	$48,238
Debt conversion rights	142	524
Research and development and other tax credit carryforwards	28	3,265
Uniform capitalization, contract and inventory related reserves	1,446	1,375
Accrued vacation	415	368
Allowance for doubtful accounts	119	10
Deferred compensation	124	95
Stock-based compensation	884	671
Tax basis depreciation less book depreciation	722	519
Other	15	412

	51,501	55,477
Deferred tax liabilities:
Convertible debt discount, embedded conversion option	(206)	(774)
Inventory deduction	(260)	(204)
Intangible assets	(91)	(111)
Pension assets	(173)	(1,472)
Other	(142)	(127)

	(872)	(2,688)

Net deferred tax assets before valuation allowance	50,629	52,789
Valuation allowance	(51,085)	(54,660)

Net deferred tax liabilities	$(456)	$(1,871)

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. At the date of adoption, the Company had $3.17 million of unrecognized tax benefits. Of the total unrecognized benefits at December 31, 2008, approximately $7.1 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $7.1 million. To the extent such portion of unrecognized tax benefits is recognized at a time such valuation allowance no longer exists, the recognition of the entire $7.1 million would reduce the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2008 will significantly increase or decrease within 12 months.

The Company recognizes interest and penalties as a component of income tax expense. The interest and penalties as of December 31, 2008 and for the years ended December 31, 2008, 2007 and 2007 were zero.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$3,265
Increase in prior period positions	3,660
Increase in current period positions	218

Balance at December 31, 2008	$7,143

Note 9—Commitments and Contingencies

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

Note 10—Leases

Rental expense amounted to $2.0 million, $1.9 million and $1.7 million in the years ended December 31, 2008, 2007 and 2006, respectively, and was incurred primarily for facility rental. Our San Diego headquarters and principal research, manufacturing and marketing facility occupies approximately 45,000 square feet under a renewable lease that expires in July 2010. The Company also occupies a 16,500-square-foot production annex in San Diego under a renewable lease that expires in November 2010. In addition, the Company leases research, manufacturing and marketing facilities occupying 68,620 square feet in Rossens, Switzerland, under a renewable lease that expires in December 2014. Future annual minimum rental commitments as of December 31, 2008 are as follows (in thousands):

Fiscal Years
2009	$2,079
2010	1,684
2011	947
2012	947
2013	947
Thereafter	946

$7,550

Note 11—Pension and Other Postretirement Benefit Plans

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

This plan is regulated by the Swiss Government and is funded by the employees and the Company. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, participating employees are required to contribute to the pension plan. The Company made pension contributions of $577,000, $498,000 and, $336,000 in 2008, 2007 and 2006, respectively, and 45% to 50% of the contributions to the plan are made by the employees. This plan has a measurement date of December 31. The Company does not have any rights to this asset.

The reported prepaid pension asset decreased from $8.4 million to $2.6 million during the year ended December 31, 2008. The decrease is a combination of an increase in the plan liabilities caused by an increase in the plan participants and a decrease in plan assets caused by a negative return on assets in 2008.

The following table reflects changes in pension benefits for the years ended December 31, 2008 and 2007:

	Pension Benefits
	Year ended December 31,
	2008	2007
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$19,039	$14,401
Service cost	477	314
Interest cost	678	426
Plan participant contributions	472	408
Benefits paid	(1,143)	(996)
Actuarial loss	3,286	3,147
Administrative expenses paid	(71)	(58)
Plan change	—	—
Special termination benefits/asset transfers in	—	—
Effect of foreign currency translation	1,358	1,397

Projected benefit obligation at end of year	24,096	19,039

Changes in plan assets:
Fair value of plan assets at beginning of year	27,408	24,772
Actual return (loss) on plan assets	(2,330)	703
Special termination benefits/asset transfers in	—	—
Company contributions	577	498
Plan participant contributions	472	408
Benefits paid	(1,143)	(996)
Administrative expenses paid	(71)	(58)
Effect of foreign currency translation	1,775	2,081

Fair value of plan assets at end of year	26,688	27,408

Funded status at end of year	$2,592	$8,369

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$8,960	$7,548
Foreign currency translation adjustment	567	603
Accumulated other comprehensive income (loss)	(6,935)	218

Net amount recognized	$2,592	$8,369

The components of net periodic benefit cost to the Company of the plan are as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Components of net periodic benefit cost:
Service cost	$477	$314	$214
Interest cost	678	426	308
Expected return on plan assets	(1,430)	(1,257)	(1,102)
Prior service cost (credit) amortization	38	34	(10)
Net (gain) amortization	—	(176)	(224)
Curtailments	—	—	—

Net periodic (income)	$(237)	$(659)	$(814)

	Pension Benefits
	Year ended December 31,
	2008	2007
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.75%	3.50%
Rate of compensation increase	2.50%	2.50%
Measurement date	12/31/08	12/31/07
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.50%	3.00%
Expected long-term return on plan assets	5.00%	5.00%
Rate of compensation increase	2.50%	2.00%
Percentage of the fair value of total plan assets held in each major category of plan assets:
Equity securities	12%	29%
Debt securities	11%	17%
Real estate	36%	49%
Other	41%[1]	5%

Total	100%	100%

1	The plan assets held as of December 31, 2008 included a large portion of cash and short-term investments from recent sales of certain real estate property that was not reinvested as of year end.

The Pension Plan’s overall strategy and investment policy is managed by the board of the Plan. The overall long-term rate is based on historical information and it assumes that the rate of return is 3.3% for Swiss bonds, 5.1% for unhedged foreign bonds, 5.0% for real property, 6.8% for Swiss equities and 7.2% for Global equities. Based on the target asset allocation of 10% Swiss bonds, 15% non-Swiss bonds, 14% Global equities, 45% real estate, 3% alternative investments and 5% cash and other short-term investments, the expected long-term pension asset return is currently 5.0%.

2008
(in thousands)
Accumulated other comprehensive loss consists of the following:
Net transition obligation	$—
Net prior service cost	(375)
Net gain	(6,560)

Accumulated other comprehensive loss before taxes as of December 31, 2008	$(6,935)

Expected amortization during the fiscal year ended December 31, 2009:
Amortization of net transition obligation	$—
Amortization of net prior service costs	39
Amortization of net loss	375

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2009	$1,226
2010	1,127
2011	1,184
2012	1,232
2013	1,312
Years 2014 through 2018	7,530

Total	$13,611

As noted in the pension benefits table, the projected benefit obligation was $24.1 million and $19.0 million as of December 31, 2008 and 2007, respectively.

The Company expects to contribute approximately $607,000 to its foreign pension plan in fiscal 2009.

U.S. Plan

The Company has post retirement benefit plans covering its employees in the United States. Substantially all U.S. employees are eligible to elect coverage under contributory employee savings plan which provide for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company’s matching contributions under this plan totaled $236,000, $197,000 and $172,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 12—Discontinued Operations

In September 2002, the Company decided to suspend the operations of its majority owned PurePulse Technologies, Inc. subsidiary. PurePulse had been designing and developing systems that generate extremely intense, broad-spectrum, pulsed light to purify water and inactivate viruses and other pathogens that contaminate vaccines and products sourced from human or animal tissues, such as plasma derivatives, transfusion blood components and biopharmaceuticals. The Company plans to preserve its intellectual property and certain other technology assets for a possible future sale of such assets. The carrying value of the assets at December 31, 2008 and 2007 was zero. Reported operating loss from discontinued operations was zero, zero and $195,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Revenue from discontinued operations was zero for the years ended December 31, 2008, 2007 and 2006.

Note 13—Related Party Transactions

Maxwell, SA made payments to Metar Machines (Metar) for commissions on sales of our High Voltage products. Metar has established business relationships in Asia that provide additional sales opportunity for High Voltage products. Montena Ltd is a minority shareholder of Metar Machines. A member of Maxwell Technologies, Inc. board of directors, José Cortes, is the majority shareholder of Montena Ltd. Total expense for this non-exclusive sales commission recognized during the years ended December 31, 2008 and 2007 were $260,000 and $119,000, respectively. Included in accounts payable are amounts of $39,000 and $27,000 as of December 31, 2008 and 2007, respectively. All expenses are classified as a Sales and Marketing expense in the Statement of Operations.

Maxwell, SA Pension Plan has provided a long term loan of 700,000 Swiss Francs ($633,000 as of December 31, 2008) to Montena Properties SA. Montena Properties SA is 100% owned by Montena SA. The loan has been negotiated to be completely repaid by December 12, 2010 and bears an interest rate of 4.25%. A member of Maxwell Technologies, Inc’s Board of Directors, Jose Cortes, is also a director of Montena SA, as well as a stockholder. The loan was provided to Montena Properties SA prior to Mr. Cortes becoming a director of Maxwell and Montena.

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

A mandatory settlement conference was scheduled for May 2008, however, prior to that conference Maxwell Technologies, Inc. and NessCap Co., Ltd. announced that the companies had agreed to a framework for settling the patent disputes relating to their respective ultracapacitor products and the companies signed a Memorandum of Understanding including a provision to immediately halt all ongoing patent infringement litigation between the companies. The proposed settlement terms will remain confidential pending final agreement and execution of definitive agreements. To date, the activities between the two parties are progressing according to the terms and milestones of the Memorandum of Understanding.

The legal expenses associated with these two lawsuits have been capitalized and the announcement does not amend our treatment of our legal costs in this matter. As of December 31, 2008 Maxwell has capitalized a total of $2.5 million of legal costs which is included in intangible assets in the condensed consolidated balance sheet.

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

In December 2007, Maxwell, along with more than 150 other defendants, was named in an environmental suit. The suit, Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC, et al., was filed by the plaintiffs in the United States District Court for the Central District of California alleging damages related to hazardous waste contamination of the plaintiffs’ land. The plaintiff alleges that a prior service provider of

Maxwell’s improperly disposed of hazardous material. In March 2008, Maxwell joined and adopted the motion to dismiss filed by defendants Omega Chemical PRP Group LLC and Omega Chemical PRP Group. That motion was denied, however, the Court elected to grant a motion to stay the proceedings. This action by the Court appears to have been granted in part due to an overwhelming flow of paper being created by all 150 defendants regarding this case and in part because the plaintiff has yet to perform a feasibility study. In September 2008 Angeles Chemical Company filed a motion to lift the stay and for leave to file a first amended complaint. That motion was denied. In the meantime, Maxwell’s outside counsel is conferring with co-defendants’ counsel to finalize a Joint Defense Agreement whereby related defendants can share information in an effort to reduce the cost of defending the suit. To date, the plaintiff has yet to complete a feasibility study and therefore most actions related to defending this matter have been placed on hold.

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

Unrelated to the Angeles Chemical matter and yet pertaining to the original Omega Chemical matter, the United States government has lodged two amendments to the Consent Decree which was approved by the US District Court for the Central District of California on February 23, 2001 and to which Maxwell was a named defendant. The First Amendment primarily amends the Statement of Work under the previously approved Consent Decree to add certain responsive activities necessary to address indoor contamination observed at a facility located adjacent to the Omega Chemical Corporation Superfund Site. The Second Amendment adds additional Settling Work Defendants and Settling Cash Defendants to those covered by the Consent Decree. These Amendments were submitted for lodging only thereby opening up the public comment period in order to allow the opportunity for public review and comment. No comments were lodged during the public comment period, and, consequently, the United States moved for final approval of the Amendments. Maxwell’s outside counsel is of the opinion that neither Amendment has a significant impact, if any, upon Maxwell and its liability with respect to the Omega Chemical Site.

Note 15—Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31		June 30		September 30		December 31
	(in thousands except per share data)
Year ended December 31, 2008
Operating:
Total revenue	$17,334		$19,617		$21,747		$23,499
Gross profit	5,228		5,535		6,508		9,584
Net income (loss)	(5,557	)(a)	(4,977	)(b)	(5,705	)(c)	1,431	(d)

Basic net income (loss) per share	$(0.28)		$(0.24)		$(0.27)		$0.08

Diluted net income (loss) per share	$(0.28)		$(0.24)		$(0.27)		$0.07

Year ended December 31, 2007
Operating:
Total revenue	$12,556	(e)	$13,622	(e)	$14,218		$16,965
Gross profit	3,413		2,692		3,346		4,900
Net loss	(4,048	)(f)	(7,968	)(g)	(2,611	)(h)	(1,106	)(i)

Basis and diluted net loss per share	$(0.24)		$(0.45)		$(0.13)		$(0.04)

(a)	Includes a loss on embedded derivatives of ($993,000), a non-cash expense for stock options of $569,000 and an amortization of debt discount of $728,000.
(b)	Includes a gain on embedded derivatives of $33,000, a non-cash expense for stock options of $576,000 and an amortization of debt discount of $641,000.
(c)	Includes a loss on embedded derivatives of ($1.0) million, a non-cash expense for stock options of $911,000 and an amortization of debt discount of $553,000.
(d)	Includes a gain on embedded derivatives of 3.2 million, a non-cash expense for stock options of $661,000 and an amortization of debt discount of $466,000.
(e)	Includes license fee of $272,000, and $281,000 for the first and second quarter, respectively.
(f)	Includes a gain on embedded derivatives of $1.5 million, a non-cash expenses for stock options of $1.2 million and an amortization of debt discount of $904,000.
(g)	Includes a loss on embedded derivatives of ($1.4) million, a non-cash expense for stock options of $841,000 and an amortization of debt discount of $904,000.
(h)	Includes a gain on embedded derivatives of $2.1 million, a non-cash expense for stock options of $544,000 and an amortization of debt discount of $904,000.
(i)	Includes a gain on embedded derivatives of $2.3 million, a non-cash expense for stock options of $401,000 and an amortization of debt discount of $855,000.

Schedule II

Valuation and Qualifying Accounts (in thousands)

	Balance at the Beginning of the Year	Charged to Expense	Acquisitions/ Transfers and Other	Write-offs Net of Recoveries	Balance at the End of the Year
Allowance for Doubtful Accounts:
December 31, 2006	56	113	6	(41)	134
December 31, 2007	134	31	(43)	(35)	87
December 31, 2008	87	433	(56)	(30)	434
Inventory Reserve:
December 31, 2006	3,302	1,258	38	(1,813)	2,785
December 31, 2007	2,785	1,072	(90)	(697)	3,070
December 31, 2008	3,070	484	20	(668)	2,906

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer (principal executive officer) and our chief financial officer (principal financial officer). Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required disclosed in the reports that the Company files or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Management’s Annual Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

McGladrey & Pullen LLP, the independent registered public accounting firm that audited the consolidated financial statements of Maxwell in this Annual Report on Form 10-K, has issued an unqualified opinion on the effectiveness of Maxwell’s controls over financial reporting as of December 31, 2008 which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Maxwell Technologies, Inc.

We have audited Maxwell Technologies, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Maxwell Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Maxwell Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 19, 2009 expressed an unqualified opinion.

/s/    MCGLADREY & PULLEN, LLP

San Diego, California

February 19, 2009

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

3. Exhibits.

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement dated December 10, 2003 between Registrant and Metar SA en constitution. (1)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions dated August 15, 2003 by and between Registrant and Horizon Christian Fellowship. (1)

2.3	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated September 26, 2003. (1)

2.4	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated October 13, 2003. (1)

2.5	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated December 23, 2003. (1)

3.1	Restated Certificate of Incorporation of Registrant. (11)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated November 22, 1996. (7)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated February 9, 1998. (2)

3.4	Amended and Restated Bylaws of Registrant. (3)

4.1	Rights Agreement dated November 5, 1999 between Registrant and Chase Mellon Shareholders Services, LLC, as Rights Agent. (10)

4.2	Amendment of Rights Agreement dated as of July 5, 2002. (12)

10.1	1995 Stock Option Plan of Registrant. (8)

10.2	Amendment No. One to Registrant’s 1995 Stock Option Plan dated March 19, 1997. (7)

10.3	Amendment No. Two to Registrant’s 1995 Stock Option Plan dated February 13, 1998. (14)

10.4	Amendment No. Three to Registrant’s 1995 Stock Option Plan dated January 28, 1999. (2)

10.5	Amendment No. Four to Registrant’s 1995 Stock Option Plan dated Nov. 22, 1999. (4)

10.6	Amendment No. Five to Registrant’s 1995 Stock Option Plan dated August 14, 2000. (13)

10.7	Stock Option Agreement under 1995 Stock Option Plan by and between Registrant and Kenneth Potashner, dated as of May 19, 2003. (12)

Exhibit Number	Description of Document
10.8	1999 Director Stock Option Plan of Registrant. (4)

10.9	Registrant’s 1994 Employee Stock Purchase Plan. (8)

10.10	Amendment Number One to Registrant’s 1994 Employee Stock Purchase Plan, effective as of April 30, 1997. (7)

10.11	PurePulse Technologies, Inc. 1994 Stock Option Plan. (9)

10.12	Shareholder Agreement among Registrant, PurePulse Technologies, Inc., Sanyo E&E Corporation and Three Oceans Inc., dated January 28, 1999. (2)

10.13	Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated May 30, 2002. (5)

10.14	Amendment Number One to Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated June 28, 2002. (5)

10.15	Amendment Number Two to the Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated August 12, 2002. (6)

10.16	Indemnity Agreement for Directors of Registrant dated December 2004. (12)

10.17	Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.18	Schedule to Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.19	Export-Import Bank of the United States Agreement Executed by Borrower dated February 4, 2004 between Registrant, Export-Import Bank of the United States and Silicon Valley Bank. (12)

10.20	Securities Account Control Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.21	Firm-Fixed-Price Subcontract Purchase Order dated February 14, 2005 between Registrant and Northrop Grumman Space and Mission Systems Corp. (15)

10.22	Employment Agreement dated August 19, 2005 between Registrant and Tim Hart. (16)

10.23	Securities Purchase Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (17)

10.24	Registration Rights Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (17)

10.25	Employment Agreement dated December 22, 2001 between Registrant and Alain R. Riedo. (18)

10.26	Employment Agreement dated April 1, 2008 between the Registrant and George Kriegler. (19)

10.27	Registrant’s 2005 Omnibus Equity Incentive Plan, as amended through May 3, 2007. (20)

10.28	Underwriting Agreement dated May 8, 2007 between the Registrant and UBS Securities, LLC. (21)

10.29	Transition agreement effective as of July 23, 2007 between the Company and Richard D. Balanson. (22)

10.30	Employment agreement effective as of July 23, 2007 between the Company and David J. Schramm. (22)

10.31	Underwriting Agreement between the Company and UBS Securities, LLC dated October 9, 2007. (23)

10.32	Equity Distribution Agreement, dated August 8, 2008, between the Company and UBS Securities, LLC, including the form of Terms Agreement. (24)

10.33	Amendment No. 1 dated December 19, 2008 to Employment Agreement between the Company and David J. Schramm.*

10.34	Amendment No. 1 dated December 19, 2008 to Employment Agreement between the Company and George Kreigler.*

10.35	Amendment No. 1 dated December 19, 2008 to Employment Agreement between the Company and Tim Hart.*

21.1	List of subsidiaries of Registrant. *

23.1	Consent of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2004.
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC file no. 000-10964).
(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC file no. 001-15477).
(4)	Incorporated herein by reference to Registrant’s Transition Report on Form 10-K for the transition period from August 1, 1999 to December 31, 1999 (SEC file no. 001-15477).
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2002.
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2002.
(7)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC file no. 000-10964).
(8)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (SEC file no. 000-10964).
(9)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1996 (SEC file no. 000-10964).
(10)	Incorporated herein by reference to Registrant’s Form 8-A filed November 18, 1999 (SEC file no. 001-15477).
(11)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).
(12)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(13)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC file no. 000-10964).
(15)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2004.
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 19, 2005.
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2005.
(18)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2006.
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 4, 2008.
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2007.
(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007.
(22)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2007.
(23)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2007.
(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2008.

(b) See the exhibits required by this item under Item 15(a)(3) above.

(c) See the financial statement schedule required by this item under Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of February 2009.

MAXWELL TECHNOLOGIES, INC.

By:	/S/ DAVID J. SCHRAMM
David J. Schramm President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID J. SCHRAMM David J. Schramm	President, Chief Executive Officer and Director	February 20, 2009

/S/ TIM T. HART Tim T. Hart	Vice President, Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2009

/S/ MARK ROSSI Mark Rossi	Director	February 20, 2009

/S/ JEAN LAVIGNE Jean Lavigne	Director	February 20, 2009

/S/ ROBERT L. GUYETT Robert L. Guyett	Director	February 20, 2009

/S/ JOSÉ CORTES José Cortes	Director	February 20, 2009

/S/ EDWARD CAUDILL Edward Caudill	Director	February 20, 2009

/S/ BURKHARD GOESCHEL Burkhard Goeschel	Director	February 20, 2009

/S/ ROGER HOWSMON Roger Howsmon	Director	February 20, 2009

/S/ YON YOON JORDEN Yon Yoon Jorden	Director	February 20, 2009