Form 10-Q
period 2009-03-31
MAXWELL TECHNOLOGIES INC
filed 2009-05-05
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2009 is 23,129,051 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2009

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The following condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Actual results could differ materially from those estimates and operating results for the three months ended March 31, 2009 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2009.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,359	$12,576
Restricted cash	8,000	8,000
Trade and other accounts receivable, net of allowance for doubtful accounts of $375 and $434 at March 31, 2009 and December 31, 2008, respectively	17,845	14,107
Inventories, net	19,362	18,502
Prepaid expenses and other current assets	1,780	1,645

Total current assets	54,346	54,830
Property and equipment, net	16,920	17,355
Intangible assets, net	3,296	3,755
Goodwill	20,828	22,408
Prepaid pension asset	2,420	2,592
Other non-current assets	1,324	1,373

Total assets	$99,134	$102,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,529	$12,592
Accrued warranty	855	905
Accrued employee compensation	4,059	4,353
Short-term borrowings and current portion of long-term debt	15,989	18,888
Deferred tax liability	456	456

Total current liabilities	35,888	37,194
Long-term debt, excluding current portion	444	582
Stock warrants	678	318
Other long-term liabilities	891	972

Total liabilities	37,901	39,066

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 23,083 and 22,521 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2,309	2,253
Additional paid-in capital	195,620	192,228
Accumulated deficit	(137,867)	(134,902)
Accumulated other comprehensive income	1,171	3,668

Total stockholders’ equity	61,233	63,247

Total liabilities and stockholders’ equity	$99,134	$102,313

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Sales	$22,459	$16,589
License fee and service revenue	—	557

Total revenues	22,459	17,146
Cost of sales	15,406	12,106

Gross profit	7,053	5,040
Operating expenses:
Selling, general and administrative	5,046	5,184
Research and development	3,694	3,207
Amortization of intangibles	94	83

Total operating expenses	8,834	8,474

Loss from operations	(1,781)	(3,434)
Interest expense, net	(75)	(156)
Amortization of debt discount and prepaid debt costs	(379)	(728)
Loss on embedded derivatives and warrants	(607)	(993)

Loss from continuing operations before income taxes	(2,842)	(5,311)
Income tax provision	123	246

Net loss	$(2,965)	$(5,557)

Net loss per share – basic and diluted	$(0.13)	$(0.28)

Weighted average shares used in computing basic and diluted net loss per share	22,345	20,164

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(2,965)	$(5,557)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,272	1,246
Amortization	163	121
Amortization of debt discount and prepaid debt costs	379	728
Loss on embedded derivatives and warrants	607	993
Pension cost (benefit)	101	(60)
Stock-based compensation	738	569
Shares issued for interest payments	92	—
Provision for losses on accounts receivable	252	101
Changes in operating assets and liabilities:
Trade and other accounts receivable	(4,740)	776
Inventories	(1,272)	(1,321)
Prepaid expenses and other assets	(83)	(37)
Accounts payable and accrued liabilities	2,332	2,114
Accrued employee compensation	(199)	356
Other long-term liabilities	(18)	(23)

Net cash provided by (used in) operating activities	(3,341)	6

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,523)	(1,393)
Maturities of marketable securities	—	3,112
Purchases of marketable securities	—	(501)

Net cash provided by (used in) investing activities	(1,523)	1,218

FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(3,984)	(1,202)
Proceeds from long-term and short-term borrowings	845	1,027
Retirement of shares	—	18
Net cash proceeds from issuance of common stock	2,618	368

Net cash provided by (used in) financing activities	(521)	211

Increase (decrease) in cash and cash equivalents from operations	(5,385)	1,435
Effect of exchange rate changes on cash and cash equivalents	168	(389)

Increase (decrease) in cash and cash equivalents	(5,217)	1,046
Cash and cash equivalents, beginning of period	12,576	14,579

Cash and cash equivalents, end of period	$7,359	$15,625

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

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

Maxwell has two manufacturing locations (San Diego, California and Rossens, Switzerland). In addition, we have a contract manufacturer in the Longgang District, Shenzhen China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

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

Liquidity and Management’s Plan

As of March 31, 2009, the Company had approximately $7.4 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $15.4 million. The cash restriction will be released when the convertible debenture is repaid.

In November 2006 the Company filed an S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. In August 2008 the Company entered into an Equity Distribution Agreement (“EDA”) with UBS Securities LLC (“UBS”) to, from time to time, sell up to $15 million of our common stock. The Company has received approximately $8.1 million in cash from the sale of 1,161,000 shares of our common stock since entering into the EDA.

The Company continues to experience negative cash flows from operations and its ability to meet its cash requirements may be adversely impacted by the diminished credit availability and extreme volatility in security prices as a result of the current deterioration in global financial markets. In response to these conditions, management has commenced the implementation of numerous programs through which it anticipates the Company may generate positive cash flows sufficient to finance its operations. The anticipated improvements in cash flows are primarily through the combination of inventory management, manufacturing and quality improvements, product cost reductions (including a shift to off-shore manufacturing in China), and an overall improvement in operating results driven primarily by increased revenues and improved gross margins from the Company’s Boostcap product line.

If the Company’s cash balances are not sufficient to cover its activities and obligations as they become due, management will be required to attempt to raise additional funds. While there are no certainties that the Company will be successful in its efforts, it is currently management’s belief that the Company has several options to raise capital, which include the continued sale of shares under the EDA, negotiations to eliminate the current restriction on $8 million of cash, using capital leases to finance new equipment, bridge financing and/or a private placement or public offering of our common stock, a strategic partner investment, sale of various assets, or debt. In connection with the EDA and in response to the high level of volatility of securities pricing in the current marketplace, management believes the Company will still be able to obtain additional funding in the future through the EDA regardless of potential further declines in the Company’s common stock price resulting from potential continued declines in the overall economy. In addition, management has been in discussions with other financial institutions and investment banks who have expressed interest in providing additional sources of funding to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s assessment of its potential financing alternatives, management believes it will have adequate resources to fund working capital requirements, obligations as they become due, capital equipment additions and product development expenditures through the next 12 months.

Reclassifications

Certain prior period amounts in the condensed consolidated statement of operations have been reclassified to conform to the current period presentation. These reclassifications do not impact the reported net loss and do not have a material impact on the presentation of the overall financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, including deferred income taxes, the incurrence of losses on warranty costs, stock compensation expense, impairment of goodwill and other intangible assets, estimations of the cost to complete certain projects, successful recoverability of patents, estimation of the probability that the performance criteria of restricted stock awards will be met and the fair value of warrants and embedded conversion options related to convertible debentures. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of such factors, actual results could differ materially from the estimates used by management.

Cash and Cash Equivalents and Investments in Marketable Securities

Excess cash is invested in debt instruments of the U.S. Government and its agencies, bank certificates of deposit, commercial paper and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents, and those with original maturities greater than three months on the date of purchase are considered investments in marketable securities. The Company’s investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized no net realized gains for the three months ended March 31, 2009 or for the year ended December 31, 2008. The Company uses the specific identification method on sales of investments.

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

During fiscal 2007, the Company entered into two contracts whereby the Company has delivered certain elements and VSOE of fair value of the undelivered elements did not exist. As of March 31, 2009, one of these contracts remained open and the Company has recorded approximately $1.9 million of deferred revenue related to these contracts.

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

	Three Months Ended March 31,
	2009	2008
Numerator
Basic:
Net loss	$(2,965)	$(5,557)
Denominator
Basic and diluted:
Total weighted average common shares	22,345	20,164

Basic and diluted net loss per share	$(0.13)	$(0.28)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive (in thousands):

	March 31,
Common Stock	2009	2008
Outstanding options to purchase common stock	2,248	2,193
Restricted stock awards outstanding	385	343
Shares issuable on conversion of convertible debentures	648	1,243
Warrants to purchase common stock	438	419

Total	3,719	4,198

Income Tax (Benefit) Provision

The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

Pending Accounting Pronouncements

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”). FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP 157-4”). FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. The pronouncement is effective for periods ending after June 15, 2009. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2; provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This also modifies the requirements for recognizing other-than-temporary impaired debt securities and revises the existing impairment model for such securities by modifying the current “intent and ability” indicator in determining whether a debt security is other-than-temporarily impaired. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

Note 3 – Balance Sheet Details

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. The manufacturing overhead rate is calculated based on normal capacity. Inventory written down to market establishes a new cost basis and its value cannot be subsequently increased based upon changes in underlying facts and circumstances. Inventory consists of the following (in thousands):

	March 31, 2009	December 31, 2008
Inventories:
Raw material and purchased parts	$11,031	$10,141
Work-in-process	5,586	4,802
Finished goods	5,469	6,465
Inventory reserve	(2,724)	(2,906)

Net Inventory	$19,362	$18,502

Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of March 31, 2009:
Patents	$3,276	$(1,004)	$—	$2,272
Developed core technology	1,100	(887)	241	454
Patent license agreement	741	(89)	(82)	570

Total intangible assets at March 31, 2009	$5,117	$(1,980)	$159	$3,296

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2008:
Patents	$3,476	$(910)	$—	$2,566
Developed core technology	1,100	(851)	284	533
Patent license agreement (5 year life)	741	(56)	(29)	656

Total intangible assets at December 31, 2008	$5,317	$(1,817)	$255	$3,755

Goodwill

The change in the carrying amount of goodwill from December 31, 2008 to March 31, 2009 is as follows (in thousands):

Balance at December 31, 2008	$22,408
Foreign currency translation adjustments	(1,580)

Balance at March 31, 2009	$20,828

Warranty Reserve

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty expenses, as well as any known or expected warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the three months ended March 31, 2009 and 2008, as follows (in thousands):

	Three Months Ended March 31,
Accrued Warranty:	2009	2008
Beginning balance	$905	$768
Product warranty expense on sales	117	167
Charge to prior warranty expense/accrual	(8)	(2)
Settlement of warranties	(85)	(196)
Currency exchange adjustment	(74)	72

Ending balance	$855	$809

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

During the three months ended March 31, 2009, the Company issued 473,000 shares to UBS under the EDA in exchange for proceeds of $2.4 million, net of commissions of $91,000 and audit and legal fees of $59,000.

Change in Additional Paid in Capital

For the three months ended March 31, 2009, additional paid in capital increased $3.4 million which consisted primarily of proceeds from the issuance of common stock of $2.4 million under the EDA, $908,000 was from the Company’s stock plans and $90,000 of interest paid with shares of common stock on our convertible debt.

Note 5 – Stock-Based Compensation

The Company has two active stock-based compensation plans as of March 31, 2009; the 2004 Employee Stock Purchase Plan (the “ESPP”) and the 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”) under which employees purchase common stock. The Company issues and grants incentive stock options, non-qualified stock options and restricted stock awards.

Employee Stock Options Plan

Compensation expense recognized from employee stock options for the three months ended March 31, 2009 and 2008 was $308,000 and $324,000, respectively. For the three months ended March 31, 2009 and 2008 the total employees’ stock options granted were 171,350 and 178,500, respectively with an average grant date fair value per share of $3.73 and $8.17, respectively. The fair value of the stock based options is estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,
	2009	2008
Expected dividends	—	—
Expected volatility	66.8%	52.3%
Average risk-free interest rate	1.9%	2.7%
Expected term/life (in years)	4.80	4.72

Restricted Stock Awards

In accordance with FASB SFAS No. 123, Share-Based Payment (revised 2004) (“SFAS 123R”) the Company determines the fair value at grant date and expenses that amount over the requisite service period. As prescribed under SFAS 123R we reassess the probability of achievement of milestones for each restricted stock award that was not vested as of March 31, 2009 and determine appropriate stock-based expense treatment. The following table summarizes the amount of compensation expense recognized for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Service based restricted stock	$149	$106
Performance based restricted stock	150	92

Total compensation expense recognized for restricted stock awards	$299	$198

Employee Stock Purchase Plan

The ESPP permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the “look back” option of the ESPP is estimated based on the fair value of the ESPP shares to be granted during the offering period by using the Black-Scholes valuation model for a call and a put option. Compensation expense recognized from the ESPP for the three months ended March 31, 2009 and 2008 was $81,000 and $49,000, respectively. The share price used for the model is a 15% discount on the stock price on the first day of the offering period; the number of shares to be purchased is calculated based on employee contributions; and by using the following assumptions:

	For the offering period beginning January 1 and ending June 30,
	2009	2008
Expected dividends	$—	$—
Stock price on valuation date	5.07	8.27
Expected volatility	121.0%	70.22%
Average risk-free interest rate	0.27%	3.37%
Expected life (in years)	0.5	0.5
Fair value per share	$2.43	$2.90

Restricted Stock Units

Beginning in 2009, the non-employee directors of the Company will no longer be paid a quarterly retainer in cash. Instead, each of the non-employee directors of the Company will automatically be granted restricted stock unit (“RSU”) awards under the 2005 Omnibus Equity Incentive Plan. These grants are non-discretionary. On the last trading day of each calendar quarter, each non-employee director who has been a director for the full quarter will automatically receive an RSU award covering a number of shares of our Common Stock determined by dividing $6,250 by the closing selling price of our Common Stock on the last trading day of the calendar quarter. These quarterly RSU awards will be fully vested on the date of automatic grant. Each RSU award granted pursuant to this retainer program will be settled and shares issued thereunder on the earliest to occur of (i) February 15 of the calendar year following the calendar year in which granted, (ii) 60 days after the director’s service terminates or (iii) the occurrence of a change of control.

Under SFAS 123R the Company determines the fair value at grant date and expense that amount over the requisite service period. The following table summarizes the amount of compensation expense recognized for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Service based restricted stock units	$50	$—

Total compensation expense recognized for restricted stock units	$50	$—

Stock based compensation expense

Compensation cost for employee stock options, restricted stock awards, RSU awards, ESPP and non-employee stock compensation included in cost of sales; selling, general and administrative; and research and development is (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock-based compensation including non-employee, expense recognized:
Cost of sales	$102	$95
Selling, general and administrative	526	386
Research and development	110	88

Total stock-based compensation costs	$738	$569

Note 6 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss as reported	$(2,965)	$(5,557)
Foreign currency translation adjustment	(2,497)	4,684

Comprehensive loss	$(5,462)	$(873)

Note 7 – Legal Proceedings

There have been no material changes from the legal proceedings disclosed in Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 except the settlement described below that occurred during the three months ended March 31, 2009.

In February 2009, the Company entered into a settlement agreement with NessCap. In the settlement agreement, Maxwell and NessCap agreed to drop all pending claims against each other and agreed to a ten year, worldwide cross license of each company’s patents and a mutual covenant not to sue on patents either party has a right to assert. As part of the settlement agreement, NessCap has paid $200,000 to Maxwell and must pay $200,000 in annual installments in the years 2010 through 2013 for a total of $1 million. During the case the Company capitalized patent legal defense costs as additional costs of the patents and is now amortizing these capitalized costs over the remaining lives of these patents. Payments received from NessCap under this settlement have been and will continue to be netted against these capitalized patent legal defense costs upon receipt.

Note 8 – Convertible Debenture

Maxwell accounts for the conversion option in the convertible debenture (the “Debenture”) and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The discount attributable to the issuance date aggregate fair value of the conversion options, warrants and issuance costs totaling $9.2 million, is being amortized using the effective interest method over the term of the Debenture. For the three months ended March 31, 2009 and 2008, $379,000 and $728,000, of the discount and prepaid fees were amortized and included in the condensed consolidated statement of operations.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. As of March 31, 2009 and 2008, the interest rate on the Debenture was 1.375% and 3.375% respectively.

The outstanding principal of the Debenture at March 31, 2009 was $11.1 million and is payable in quarterly installments of $2.8 million through September 2009 and a final payment of $5.6 million in December 2009. The holder, at its election, can defer each quarterly payment one time, for up to 24 months. As a result the final payment may be delayed, at the holders’ election, until December 2011. The holder elected to delay the first payment that was due in December 2007 and has not elected to delay any other subsequent payments through March 31, 2009. At March 31, 2009 and December 31, 2008 accrued interest on the Debenture was $46,000 and $91,600, respectively. The following table summarizes principal and interest incurred on the Debenture for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Value	Shares	Value	Shares
Principal paid with cash	$2,778	—	$—	—
Principal paid with shares of common stock	—	—	2,778	301
Interest paid with cash	—	—	356	—
Interest paid with shares of common stock	92	18	—	—

Total Debenture payments	$2,870	18	$3,134	301

At March 31, 2009, the Debenture was convertible by the holder at any time into 648,366 common shares. The Company also issued warrants in connection with the issuance of the Debenture. At March 31, 2009 the holder had a total of 437,647 warrants which had an exercise price of $17.14. The warrants are exercisable at any time through December 20, 2010. The exercise price and the number of convertible shares, and warrants have been adjusted from the original issued amounts and continue to be subject to an adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price.

Maxwell may require that a specified amount of the principal of the Debenture be converted if certain conditions are satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applies a Z factor, which is a theoretical measurement of the probability of this occurrence. The factor used as of March 31, 2009 and 2008 was 0% and 4.7%, respectively, for forced conversion of 50% of the conversion option at 135% of the exercise price and 0% and 0.6%, respectively, for forced conversion of the remaining conversion option at 175% of the exercise price.

The fair value of the warrants and embedded conversion options is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Convertible Shares at March 31,		Warrants at March 31,
	2009	2008	2009	2008
Black-Scholes Assumptions:
Conversion / exercise price	$17.14	$17.88	$17.14	$17.88
Market price	$6.95	$10.19	$6.95	$10.19
Expected dividends	—	—	—	—
Expected volatility	111.6%	62.4%	91.0%	57.7%
Average risk-free interest rate	0.57%	1.60%	0.81%	1.74%
Expected term/life (in years)	0.75	1.70	1.72	2.70

The change in fair value on revaluation of Debenture conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The fair value of the warrants at March 31, 2009 and December 31, 2008 was $678,000 and $318,000 respectively and is included in “Stock warrants” on the balance sheet. The net fair value of the liability to the holders and Maxwell’s conversion rights at March 31, 2009 and December 31, 2008 was $604,000 and $357,000 respectively which is included in “Short-term borrowings and current portion of long-term debt” on the balance sheet. The effect of the fair market value adjustment for the three months ended March 31, 2009 and 2008 was a $607,000 loss and $993,000 loss, respectively. This adjustment is recorded as “Loss on embedded derivative and warrants.”

In the event of any default or fundamental change as defined in the Debenture, the holder will be entitled to require Maxwell to redeem the Debenture (or any portion thereof) at a price equal to the greater of (i) the applicable redemption premium (ranging from 103%-115%) and (ii) the product of (x) the number of shares in to which the Debenture is convertible using the $17.14 per share conversion price and (y) the closing price of Maxwell’s common stock on the day preceding the default or fundamental change.

The Company shall pay to each holder of registrable securities related to the embedded conversion feature and warrants liquidated damages of 1.5% of the aggregate purchase price every 30th day after a maintenance failure of the registration of the securities. These damages continue each 30 days (pro rated) until the registration failure is cured. As of March 31, 2009, if the Company was not in compliance we would have incurred damages of $167,000 every 30 days until the maintenance failure is cured. In addition, if the damages are not paid in 30 days after they are due the Company would incur interest of 1.0% per month on the outstanding damages.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance in excess of $8.0 million, which is included in restricted cash at March 31, 2009 and December 31, 2008.

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

Components of the net periodic benefit (cost) were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Service cost	$(163)	$(120)
Interest cost	(149)	(171)
Expected return on plan assets	306	361
Prior service cost amortization	(9)	(10)
Net loss amortization	(86)	—

Net periodic benefit (cost)	$(101)	$60

Employer contributions of $139,000 and $129,000 were paid during the three months ended March 31, 2009 and 2008, respectively. Additional employer contributions of approximately $419,000 are expected to be paid during the remainder of fiscal 2009.

Note 10 – Fair Value Measurement

The Company records certain liabilities at fair value under SFAS No. 157, Fair Value Measurements (“SFAS 157”). As of March 31, 2009, the financial assets to which SFAS 157 applied were financial liabilities for the conversion feature of the convertible debenture and warrants.

Liabilities held by the Company and measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements as of March 31, 2009
Description	Total	Level 1	Level 2	Level 3
Conversion features of convertible debenture	$604	—	—	$604
Warrants	678	—	—	678

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

Description	Convertible[1] Debenture	Warrants[1]
Beginning balance, December 31, 2008	$357	$318
Total unrealized loss included in income	247	360

Ending balance, March 31, 2009	$604	$678

[1]

Refer to note 8 – Convertible Debenture for the valuation model and unobservable data used to calculate fair value of the conversion features of the convertible debenture and warrants issued by the Company.

Note 11 – Related Party

Maxwell, SA made payments to Metar Machines (Metar) for commissions on sales of our High Voltage products. Metar has established business relationships in Asia that provide additional sales opportunity for High Voltage products. Montena, SA (“Montena”) was the majority shareholder of Metar Machines, however, as of May 5, 2009, Montena had sold its interest in Metar. A member of Maxwell Technologies, Inc. Board of Directors, José Cortes, is also a director of Montena. Mr. Cortes is also a minority shareholder of Genturica Ltd. and Genturica Ltd. is the majority shareholder of Montena. Total expense for this non-exclusive sales commission recognized during the three months ended March 31, 2009 and 2008 were $57,000 and $8,000, respectively. Included in accounts payable are amounts of $0 and $39,000 as of March 31, 2009 and 2008, respectively. All expenses are classified as selling, general and administrative expense in the statement of operations. Metar and Maxwell use the same independent sales agent in China. See Note 12 below for further information.

Maxwell, SA Pension Plan has provided a long term loan of 700,000 Swiss Francs (approximately $609,000 as of March 31, 2009) to Montena Properties SA. Montena Properties SA is 100% owned by Montena SA. The loan has been negotiated to be completely repaid by December 12, 2010 and bears an interest rate of 4.25%. As stated earlier, a member of Maxwell Technologies, Inc’s Board of Directors, José Cortes, is also a director of Montena SA, as well as an indirect minority stockholder. The loan was provided to Montena Properties SA prior to Mr. Cortes becoming a director of Maxwell and Montena.

Note 12 – Commitments and Contingencies

As a result of Maxwell’s international operations, the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As a result of an internal review, the Company is currently conducting an inquiry into the nature of certain payments made to the Company’s independent sales agent in China with respect to sales of Maxwell’s high voltage capacitor products produced by our Swiss subsidiary. These payments equaled the difference between our list price for certain products and the amount that the independent sales agent was able to sell such products to certain customers in China. These payments had previously been recorded as commissions; however, a portion of those payments may actually have been rebated directly or indirectly to customers. The Company recorded commissions to the agent of $1.8 million, $653,000 and $178,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These commissions were based on sales of $8.2 million, $3.4 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. This independent sales agent also works as an independent sales agent for Metar (see Note 11 above).

For the three months ended March 31, 2009 and 2008, the Company recorded commissions to the agent of $585,000 and $188,000, respectively. These amounts are recorded as a reduction to revenue for the periods presented. In 2008, this amount was recorded as commission expense and included in selling, general and administrative expense in the condensed consolidated statement of operations.

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

For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A of this document or as disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business. Subsequently, we provide a summary of some of the highlights from the three months ended March 31, 2009, followed by a discussion of the different aspects of our business. We then proceed to discuss our results of operations for the three months ended March 31, 2009 compared with the same period in 2008. This is followed by an analysis of changes in our balance sheet and cash flows and discussion of our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” We then review our critical accounting policies and new accounting pronouncements along with the impact of inflation on our business.

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

Maxwell has two manufacturing locations (San Diego, California and Rossens, Switzerland). In addition, we have a contract manufacturer in the Longgang District, Shenzhen China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

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

Highlights of the Three Months Ended March 31, 2009

We reported revenue of $22.5 million and a net loss of $3.0 million, or $0.13 per diluted share, for the three months ended March 31, 2009; compared with revenue of $17.1 million and a net loss of $5.6 million, or $0.28 per diluted share, for the three months ended March 31, 2008.

During the three months ended March 31, 2009, we continued to focus on developing strategic alliances, introduced new products, increased production capacity to meet anticipated future demand, reduced product costs, funded capital improvements, augmented executive management and improved production processes. Some of these efforts are described below:

•

In April we received purchase orders with a total value of approximately $13.5 million from three of China’s leading transit bus producers for BOOSTCAP® ultracapacitor modules to support braking energy recuperation and torque assist functions in diesel-electric hybrid transit buses.

•	In March we announced the appointment of Kevin S. Royal senior vice president, chief financial officer, treasurer and secretary. Mr. Royal began employment at Maxwell on April 20, 2009.

•

In January we announced that Vanner Inc., a manufacturer of electrical power conversion products, has selected our BOOSTCAP® ultracapacitor modules to provide burst power for a retrofit diesel engine starter system that Vanner has won a contract to install in Chicago transit buses.

Results of Operations and Financial Condition:

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

The following table presents unaudited selected consolidated financial data (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Revenue	$22,459	$17,146
Revenue increase from the prior year’s quarter	31%	38%
Gross profit as a percentage of revenue	31%	29%
SG&A as percentage of revenue	22%	30%
R&D expense as percentage of revenue	16%	19%
Loss from operations	$(1,781)	$(3,434)
Net loss	$(2,965)	$(5,557)
Basic and diluted net loss per share	$(0.13)	$(0.28)

Our net loss was $3.0 million, or $0.13 per share, in the first quarter of fiscal 2009, compared with $5.6 million, or $0.28 per share, in the same period one year ago. The $2.6 million decrease in our net loss from the same period in the prior year is primarily due to a revenue increase of $5.3 million, a decrease in the loss on embedded derivative and warrants of $386,000 and a decrease in the amortization of debt discount and prepaid debt costs of $349,000. These were offset in part by the increases in cost of sales of $3.3 million and an increase in operating expenses of $360,000. As a percentage of revenue, gross profit increased and SG&A expenses and R&D expenses decreased for the three months ended March 31, 2009 primarily due to the 31% increase in revenue in the current quarter compared with the same quarter of last year.

Revenue

Revenue in the first quarter of fiscal 2009 increased 31% to $22.5 million, compared with $17.1 million in the same period one year ago. Product revenue increased 35% or $5.9 million and license fee and service revenue decreased 100% or $557,000. The increase in product revenue was primarily due to increased volume.

Based on the quarterly weighted-average of the foreign exchange rate of the Swiss Franc to the U.S. dollar, the value of the Swiss Franc decreased 7% to $0.8722 per U.S. dollar for the quarter ended March 31, 2009, down from $0.9383 per U.S. dollar for the same period one year ago. The revenues generated during the three months ended March 31, 2009 from foreign operations decreased $1.1 million due to the decrease in foreign exchange rate.

Revenue mix by product line for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Ultracapacitors	34%	31%
High-Voltage Capacitors	45%	48%
Microelectronics	21%	21%

Total	100%	100%

Gross Profit

Gross profit in the first quarter of fiscal 2009 increased $2.0 million or 40% compared with the same period one year ago. Gross profit increased $1.6 million due to an increase in the volume of sales and $388,000 due to higher average selling prices and/or net reduction of costs of product. As a percentage of revenue, gross profit increased to 31% compared with 29% in the same period one year ago.

In 2009 we began shipping ultracapacitors via ocean freight as a replacement for air freight. The total freight costs as a percentage of ultracapacitor revenue decreased to 5% in the first quarter of fiscal 2009 compared with 10% in the same period one year ago. This, along with the increase in sales had a positive impact on our gross profit. The increase in gross profit in the first quarter of fiscal 2009 was burdened by unfavorable foreign currency exchange rates of $1.7 million. In addition, the gross profit for the three months ended March 31, 2008 was favorably impacted by nonrecurring license fees and service revenues that have 100% gross profit. There were no license fees and service revenues during the three months ended March 31, 2009.

Selling, General & Administrative (SG&A) Expense

        Selling, general and administrative (SG&A) expenses were 22% of revenue for the first quarter of fiscal 2009, compared with 30% from the same period one year ago, while total expense decreased by $138,000, or 3%, from the prior year’s quarter. This decrease in absolute dollars was driven by a decreases of: $612,000 related to a decrease in exchange rates, $71,000 in commissions, and $40,000 in travel. These decreases were offset, in part, by increases of: $211,000 in personnel cost, $186,000 of expenses associated with our new office in Germany, $140,000 in stock-based compensation expense and $49,000 in legal fees.

Research & Development (R&D) Expense

Research and development (R&D) expenses were $3.7 million for the first quarter of fiscal 2009 compared with $3.2 million for the same period in 2008, an increase of $487,000 or 15%. However, as a percentage of revenues, R&D expense was 16% for the first quarter of fiscal 2009, an improvement from the 19% for the same period in 2008. The increase of $487,000 was primarily driven by an increase of $408,000 of personnel costs and $95,000 of depreciation. These increases were offset, in part by a decrease of $54,000 related to a decrease in exchange rates. Our R&D spending continues to represent a significant percentage of revenue and is focused mainly on BOOSTCAP® product development and Microelectronics single board computer product development.

Provision for Income Taxes

We recorded an income tax provision of $123,000 for the first quarter of fiscal 2009 compared with $246,000 for the same period in 2008. This provision is for our Swiss subsidiary’s operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Commitments and Contingencies

As a result of our international operations, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As a result of an internal review, we are currently conducting an inquiry into the nature of certain payments made to our independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. These payments equaled the difference between our list price for certain products and the amount that the independent sales agent was able to sell such products to certain customers in China. These payments had previously been recorded as commissions; however, a portion of those payments may actually have been rebated directly or indirectly to customers. We recorded commissions to the agent of $1.8 million, $653,000 and $178,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These commissions were based on sales of $8.2 million, $3.4 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. This independent sales agent also works as an independent sales agent for Metar (see Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report).

For the three months ended March 31, 2009 and 2008, we recorded commissions to the agent of $585,000 and $188,000, respectively. These amounts are recorded as a reduction to revenue for the periods presented. In 2008, this amount was recorded as commission expense and included in selling, general and administrative expense in the condensed consolidated statement of operations.

We are in the process of evaluating how these payments should be treated for FCPA purposes. Our internal review will also include a thorough examination of all of our international operations and business practices, as well as a review of our compliance programs. Depending on the results of these activities, we may take certain remedial actions, including terminating our relationship with its independent sales agent in China which could harm our business. We may further determine to voluntarily disclose the results of our review to the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”). In the event that our internal review or any governmental investigation identifies violations of law, the DOJ, the SEC or other governmental authorities could seek civil or criminal sanctions, including monetary fines and penalties, against the Company and/or its employees, as well as additional changes to our business practices and compliance programs, which could have a material adverse effect on our business, results of operations or financial condition.

Liquidity and Capital Resources

Changes in Cash Flow

Our net cash used in operating activities was $3.3 million for the three months ended March 31, 2009, which primarily resulted from a net loss of $3.0 million and net working capital outflows of $4.0 million. These were offset by net non-cash charges of $3.6 million. The net cash provided by operating activities of $6,000 for the three months ended March 31, 2008, was the result of net non-cash charges of $3.7 million and net working capital inflows of $1.9 million, offset by a net loss of $5.6 million. The increase in cash used in operations for the three months ended March 31, 2009 compared to the cash provided by operations for the three months ended March 31, 2008 of $3.3 million was primarily driven by increases in trade and other accounts receivables of $5.5 million and decreases in accrued employee compensation of $555,000, offset in part by a decrease in our net loss of $2.6 million and increases in accounts payable of $218,000.

The net cash used in investing activities was $1.5 million for the three months ended March 31, 2009, which resulted from capital expenditures of $1.5 million. The net cash provided by investing activities was $1.2 million for the three months ended March 31, 2008, which primarily resulted from maturities of marketable securities of $3.1 million. This was offset by capital expenditures of $1.4 million and purchases of marketable securities of $501,000.

The net cash used in financing activities for the three months ended March 31, 2009 was $521,000, which primarily resulted from principal payments on long-term and short-term debt of $4.0 million. This was offset by net proceeds from the issuance of common stock of $2.6 million and proceeds from long-term and short-term borrowing of $845,000. The net cash provided by financing activities for the three months ended March 31, 2008 was $211,000, which primarily resulted from proceeds from the issuance of long-term and short-term debt of $1.0 million and net proceeds from the issuance of common stock of $368,000. These were offset by principal payments on long-term and short-term debt of $1.2 million.

Liquidity

As of March 31, 2009, we had approximately $7.4 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $15.4 million. The cash restriction will be released when the convertible debenture is repaid. The Company had a 1 million Swiss Francs (approximately $870,000 on March 31, 2009) line of credit with a Swiss bank for working capital; approximately $853,000 of the line was utilized as of March 31, 2009.

In November 2006 we filed an S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. In August 2008 we entered into an Equity Distribution Agreement (“EDA”) with UBS Securities LLC (“UBS”) to, from time to time, sell up to $15 million of our common stock. We have received $8.1 million in cash from the sale of 1.2 million shares of our common stock since entering into the EDA.

We continue to experience negative cash flows from operations and our ability to meet our cash requirements may be adversely impacted by the diminished credit availability and extreme volatility in security prices as a result of the current deterioration in global financial markets. In response to these conditions, we have commenced the implementation of numerous cost reduction programs which we anticipate may generate positive cash flows sufficient to finance our operations. The anticipated improvements in cash flows are primarily through the combination of inventory management, manufacturing and quality improvements, product cost reductions (including a shift to off-shore manufacturing in China), and an overall improvement in operating results driven primarily by increased revenues and improved gross margins from the Company’s Boostcap product line.

If our cash balances are not sufficient to cover our activities and obligations as they become due, we will be required to raise additional funds. While there are no certainties that we will be successful in our efforts, it is currently our belief that the we have several options to raise capital, which include the continued sale of shares under the EDA, negotiations to eliminate the current restriction on $8 million of cash, using capital leases to finance new equipment, bridge financing and/or a private placement or public offering of our common stock, a strategic partner investment, sale of various assets, or debt. In connection with the EDA and in response to the high level of volatility of securities pricing in the current marketplace management believes we will still be able to obtain additional funding in the future through the EDA regardless of potential further declines in our common stock price resulting from potential continued declines in the overall economy. In addition, we have been in discussions with other financial institutions and investment banks who have expressed interest in providing additional sources of funding to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our assessment of our potential financing alternatives, we believe we will have adequate resources to fund working capital requirements, obligations as they become due, capital equipment additions and product development expenditures through the next 12 months.

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

At March 31, 2009 the outstanding principal due on the Debenture was $11.1 million. Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. During the three months ended March 31, 2009 we made interest payments in common stock of $92,000.

The change in fair value on revaluation of Debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and Debenture conversion between the two measurement dates using a Black-Scholes calculation. The effect of the fair market value adjustment is recorded as “Loss on embedded derivatives and warrants.”

The net fair value of the holder’s and Maxwell’s conversion rights at March 31, 2009 was a net liability of $604,000, and is included in “Short-term borrowings and current portion of long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debenture had a fair value at March 31, 2009 of $678,000, which is included in “Stock warrants” on the balance sheet. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised through March 31, 2009.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance of $8.0 million. This amount is classified as restricted cash at March 31, 2009 and December 31, 2008.

Short-term borrowings

Maxwell SA has a 2.0 million Swiss Francs (approximately $1.7 million as of March 31, 2009) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 3.90% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of March 31, 2009 and December 31, 2008 the full amount available under the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Francs (approximately $870,000 as of March 31, 2009) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 2.12%. Borrowings under the credit agreement are unsecured and as of March 31, 2009 and December 31, 2008, $853,000 and $917,000, respectively, of the overdraft credit line was drawn.

Maxwell SA, has a 2.0 million Swiss Francs (approximately $1.7 million as of March 31, 2009) short-term loan agreement with a Swiss bank. Borrowings under this short-term loan agreement bear interest at 2.85% with repayment terms extending beyond one month from the date of funding. Borrowings under the short-term loan agreement are unsecured and as of March 31, 2009 and December 31, 2008, the full amount of the credit line was drawn.

Long-term borrowings

Maxwell, SA had a lending agreement for the acquisition of manufacturing equipment up to 1.5 million Swiss Francs. After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 7.9%. As of March 31, 2009 and December 31, 2008 the balance of the obligation was $720,000 and $863,000, respectively, with final payment due in 2011.

We have various financing agreements for vehicles in the US and Switzerland. These agreements are for up to a five year repayment period with interest rates of 4.9% to 7.0%. As of March 31, 2009 and December 31, 2008 $90,000 and $112,000, respectively, was outstanding.

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

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no changes to these critical accounting policies subsequent to March 31, 2009.

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

During fiscal 2007, we entered into two contracts whereby we have delivered certain elements and VSOE of fair value of the undelivered elements does not exist. As of March 31, 2009, we have recorded approximately $1.9 million of deferred revenue related to these contracts.

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

Stock Compensation

We value stock compensation based on the fair value recognition provisions of revised Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123, Share-Based Payment (revised 2004) (“SFAS 123R”), which establishes accounting for stock-based awards exchanged for employee services and requires companies to expense the estimated grant date fair value of these awards over the requisite employee service period. The expense recognition provisions of SFAS 123R apply to new awards and to unvested awards that are outstanding on the effective date and awards subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date are being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.

Inventory

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. The manufacturing overhead rate is calculated based on normal capacity. Inventory written down to market establishes a new cost basis and its value cannot be subsequently increased based upon changes in underlying facts and circumstances.

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

The Swiss defined benefit Pension Plan is similar to our U.S. defined contribution plan (401K) in that we do not have any access to this asset, approximately 45% of the contributions are made by the employee and the plan is regulated by the Swiss Government. In addition, we do not have any access or rights to this pension asset. The pension asset is being reported to comply with accounting pronouncements that require us to disclose the amount on our balance sheet.

Patent Defense Costs

We capitalize patent legal defense costs as additional cost of the patents when a successful outcome in the patent defense case is probable. If the Company is ultimately unsuccessful the costs would be charged to expense. The legal expenses associated with our patent infringement lawsuit against NessCap in the United States District Court for the Southern District of California were capitalized. Additionally, we believe the value of the intellectual property involved in the lawsuit is greater than the costs associated with this lawsuit as a result of a successful outcome. As of March 31, 2009 we have capitalized a total of $2.5 million of legal costs which is included in intangible assets in the balance sheet. The recovery of costs upon a successful outcome will reduce the asset carrying value.

Foreign Currency Translation

The functional currency for our Swiss subsidiary is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity in the condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in selling, general and administrative expense in the condensed consolidated statements of operations.

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

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,(“FSP 157-4”). FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The pronouncement is effective for periods ending after June 15, 2009. We do not expect the adoption of this statement to have a material impact on our financial statements.

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2; provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This also modifies the requirements for recognizing other-than-temporary impaired debt securities and reuses the existing impairment model for such securities by modifying the current “intent and ability” indicator in determining whether a debt security is other-than-temporarily impaired. We do not expect the adoption of this statement to have a material impact on our financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Francs) revenue and operating expenses as well as loans. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. The Company has certain long term contracts in a currency other than U.S. dollars. A change of 100 basis points (or 1%) in the customer local currency would impact the value of the contracts by approximately $71,000. We do not hedge our currency exposures.

Interest Rate Risk

At March 31, 2009, we had approximately $16.4 million in debt, of which $444,000 is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet or statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would have a $164,000 effect on our related interest expense.

Fair Value Risk

We record an adjustment on our convertible debenture adjusting the fair value of the embedded conversion options and stock warrants. The change in the value of theses instruments is primarily impacted by the price of our stock at the end of each reporting period. This adjustment creates a non-cash effect on our statement of operations which may have a significant impact.

Item 4.	Controls and Procedures

Our management evaluated, under the supervision and with the participation of our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the last fiscal quarter pursuant to Rule 13a-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 except the addition of the following Risk Factor:

Our international operations are subject us to the U.S. Foreign Corrupt Practices Act, or FCPA. If we fail to comply with the laws and regulations thereunder we could be subject to civil and criminal penalties.

As a result of our international operations, we are subject to the FCPA, which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As a result of an internal review, we are currently conducting an inquiry into the nature of certain payments made to our independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. These payments equaled the difference between our list price for certain products and the amount that the independent sales agent was able to sell such products to certain customers in China. These payments had previously been recorded as commissions; however, a portion of those payments may actually have been rebated directly or indirectly to customers. We recorded commissions to the agent of $1.8 million, $653,000 and $178,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These commissions were based on sales of $8.2 million, $3.4 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. This independent sales agent also works as an independent sales agent for Metar (see Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report).

For the three months ended March 31, 2009 and 2008, we recorded commissions to the agent of $585,000 and $188,000, respectively. These amounts are recorded as a reduction to revenue for the periods presented. In 2008, this amount was recorded as commission expense and included in selling, general and administrative expense in the condensed consolidated statement of operations.

We are in the process of evaluating how these payments should be treated for FCPA purposes. Our internal review will also include a thorough examination of all of our international operations and business practices, as well as a review of our compliance programs. Depending on the results of these activities, we may take certain remedial actions, including terminating our relationship with its independent sales agent in China which could harm our business. We may further determine to voluntarily disclose the results of our review to the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”). In the event that our internal review or any governmental investigation identifies violations of law, the DOJ, the SEC or other governmental authorities could seek civil or criminal sanctions, including monetary fines and penalties, against the Company and/or its employees, as well as additional changes to our business practices and compliance programs, which could have a material adverse effect on our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Employment agreement effective as of March 23, 2009 between the Company and Kevin S. Royal. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2009	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date: May 5, 2009	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President – Finance, Treasurer, Chief Financial Officer and Secretary