Form 10-Q
period 2009-06-30
MAXWELL TECHNOLOGIES INC
filed 2009-08-10
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2009 is 25,971,611 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2009

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Actual results could differ materially from those estimates and operating results for the three and six months ended June 30, 2009 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2009.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$31,516	$12,576
Restricted cash	—	8,000
Trade and other accounts receivable, net of allowance for doubtful accounts of $478 and $434 at June 30, 2009 and December 31, 2008, respectively	18,841	14,107
Inventories, net	19,332	18,502
Prepaid expenses and other current assets	2,084	1,645

Total current assets	71,773	54,830
Property and equipment, net	16,680	17,355
Intangible assets, net	3,197	3,755
Goodwill	21,877	22,408
Prepaid pension asset	2,597	2,592
Restricted cash	8,000	—
Other non-current assets	1,293	1,373

Total assets	$125,417	$102,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,327	$12,592
Accrued warranty	865	905
Accrued employee compensation	5,623	4,353
Short-term borrowings and current portion of long-term debt	13,306	18,888
Deferred tax liability	456	456

Total current liabilities	35,577	37,194
Convertible debenture and long-term debt, excluding current portion	5,525	582
Stock warrants	2,511	318
Other long-term liabilities	910	972

Total liabilities	44,523	39,066

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 25,886 and 22,521 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2,589	2,253
Additional paid-in capital	218,500	192,228
Accumulated deficit	(143,202)	(134,902)
Accumulated other comprehensive income	3,007	3,668

Total stockholders’ equity	80,894	63,247

Total liabilities and stockholders’ equity	$125,417	$102,313

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Sales	$24,754	$18,473	$47,213	$35,062
License fee and service revenue	—	505	—	1,062

Total revenues	24,754	18,978	47,213	36,124
Cost of sales	15,839	14,082	31,245	26,188

Gross profit	8,915	4,896	15,968	9,936
Operating expenses:
Selling, general and administrative	5,628	5,220	10,674	10,404
Research and development	4,098	3,586	7,792	6,793
Amortization of intangibles	87	93	181	176

Total operating expenses	9,813	8,899	18,647	17,373

Loss from operations	(898)	(4,003)	(2,679)	(7,437)
Interest expense, net	(68)	(111)	(143)	(267)
Amortization of debt discount and prepaid debt costs	(243)	(641)	(622)	(1,369)
Gain (loss) on embedded derivatives and warrants	(3,807)	33	(4,414)	(960)

Loss from continuing operations before income taxes	(5,016)	(4,722)	(7,858)	(10,033)
Income tax provision	319	255	442	501

Net loss	$(5,335)	$(4,977)	$(8,300)	$(10,534)

Net loss per share – basic and diluted	$(0.22)	$(0.24)	$(0.36)	$(0.52)

Weighted average shares used in computing basic and diluted net loss per share	23,862	20,520	23,108	20,342

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(8,300)	$(10,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,591	2,511
Amortization	319	254
Amortization of debt discount and prepaid debt costs	622	1,369
Loss on embedded derivatives and warrants	4,414	960
Pension cost (benefit)	204	(122)
Stock-based compensation	1,579	1,145
Shares issued for interest payments	92	270
Provision for losses on accounts receivable	24	99
Changes in operating assets and liabilities:
Trade and other accounts receivable	(4,955)	(287)
Inventories	(842)	(3,321)
Prepaid expenses and other assets	(282)	(1,587)
Accounts payable and accrued liabilities	2,700	6,926
Accrued employee compensation	1,296	1,011
Other long-term liabilities	(36)	(48)

Net cash used in operating activities	(574)	(1,354)

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,159)	(4,893)
Maturities of marketable securities	—	7,437
Purchases of marketable securities	—	(501)
Cash and cash equivalents, restricted as to use	—	(825)

Net cash provided by (used in) investing activities	(2,159)	1,218

FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(4,957)	(3,311)
Proceeds from long-term and short-term borrowings	1,744	3,658
Retirement of shares	(20)	(18)
Net cash proceeds from issuance of common stock	24,957	557

Net cash provided by financing activities	21,724	886

Increase in cash and cash equivalents from operations	18,991	750
Effect of exchange rate changes on cash and cash equivalents	(51)	(1,036)

Increase (decrease) in cash and cash equivalents	18,940	(286)
Cash and cash equivalents, beginning of period	12,576	14,579

Cash and cash equivalents, end of period	$31,516	$14,293

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

Liquidity and Management’s Plan

As of June 30, 2009, the Company had approximately $31.5 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $39.5 million. The cash restriction will be released when the convertible debenture is repaid or converted.

The Company’s ability to meet its cash requirements may be adversely impacted by the diminished credit availability and extreme volatility in security prices as a result of the current deterioration in global financial markets. In response to these conditions, management has commenced the implementation of numerous programs through which it anticipates the Company may generate positive cash flows sufficient to finance its operations. The anticipated improvements in cash flows are primarily through the combination of inventory management, manufacturing and quality improvements, product cost reductions (including a shift to off-shore manufacturing in China) and an overall improvement in operating results driven primarily by increased revenues and improved gross margins from the Company’s Boostcap product line.

Although the Company was able to raise $18.6 million from the sale of 2.3 million shares, net of expenses, through an underwritten public offering during the six months ended June 30, 2009, if it continues generate net losses and use cash in it operations, management may be required to raise additional funds. While there are no certainties that the Company will be successful in its efforts, it is currently management’s belief that the Company has several options to raise capital. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s assessment of its current and long-term obligations, management believes it will have adequate resources to fund working capital requirements, obligations as they become due, capital equipment additions and product development expenditures through the next 12 months.

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

Revenue Recognition

Sales revenue is derived from the sale of manufactured products directly to customers. For certain long-term contracts, revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitor design. Product revenue is recognized, according to the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Numbers 101, Revenue Recognition in Financial Statements, and 104, Revenue Recognition, when title passes to the customer at either shipment from our facilities or receipt at the customer facility, depending on shipping terms, provided collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return.

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

From time to time the Company has entered into multiple-element contractual arrangements with elements of software that are essential to the functionality of the delivered elements. Additionally, the Company has contracts where all the elements of the agreement need to be delivered and accepted by the customer prior to any revenue being recognized for the deliverables. The Company recognizes revenue on the delivered elements when vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements exists in accordance with SOP 97-2, Software Revenue Recognition, as modified by SOP 98-4. The Company has entered into a contract whereby the Company has delivered certain elements and VSOE of fair value of the undelivered elements did not exist. As of June 30, 2009, the Company has recorded approximately $1.9 million of deferred revenue related to these contracts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator
Basic:
Net loss	$(5,335)	$(4,977)	$(8,300)	$(10,534)
Denominator
Basic and diluted:
Total weighted average common shares	23,862	20,520	23,108	20,342

Basic and diluted net loss per share	$(0.22)	$(0.24)	$(0.36)	$(0.52)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive (in thousands):

	June 30,
Common Stock	2009	2008
Outstanding options to purchase common stock	1,679	2,166
Restricted stock awards outstanding	399	426
Shares issuable on conversion of convertible debentures	685	1,087
Warrants to purchase common stock	462	419

Total	3,225	4,098

Income Tax (Benefit) Provision

The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP 157-4”). FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. The pronouncement is effective for periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2; provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This also modifies the requirements for recognizing other-than-temporary impaired debt securities and revises the existing impairment model for such securities by modifying the current “intent and ability” indicator in determining whether a debt security is other-than-temporarily impaired. The pronouncement is effective for periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. As this pronouncement is only disclosure-related, it did not have an impact on the financial position and results of operations.

In May 2009, the FASB issued and we adopted SFAS No. 165, Subsequent Events , (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.

Pending Accounting Pronouncements

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, (“SFAS 168”) and approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The implementation of SFAS 168 will have no impact on the Company’s consolidated financial statements.

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

	June 30, 2009	December 31, 2008
Inventories:
Raw material and purchased parts	$9,987	$10,141
Work-in-process	5,827	4,802
Finished goods	6,177	6,465
Inventory reserve	(2,659)	(2,906)

Net Inventory	$19,332	$18,502

Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of June 30, 2009:
Patents	$3,276	$(1,090)	$—	$2,186
Developed core technology	1,100	(924)	267	443
Patent license agreement	741	(123)	(50)	568

Total intangible assets at June 30, 2009	$5,117	$(2,137)	$217	$3,197

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2008:
Patents	$3,476	$(910)	$—	$2,566
Developed core technology	1,100	(851)	284	533
Patent license agreement (5 year life)	741	(56)	(29)	656

Total intangible assets at December 31, 2008	$5,317	$(1,817)	$255	$3,755

Goodwill

The change in the carrying amount of goodwill from December 31, 2008 to June 30, 2009 is as follows (in thousands):

Balance at December 31, 2008	$22,408
Foreign currency translation adjustments	(531)

Balance at June 30, 2009	$21,877

Warranty Reserve

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty expenses, as well as any known or expected warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the six months ended June 30, 2009 and 2008, as follows (in thousands):

	Six Months Ended June 30,
Accrued Warranty:	2009	2008
Beginning balance	$905	$768
Product warranty expense on sales	225	175
Charge to prior warranty expense/accrual	(51)	(179)
Settlement of warranties	(162)	(210)
Foreign currency exchange adjustment	(52)	52

Ending balance	$865	$606

Note 4 – Equity

Stock sale and Equity Distribution Agreement

In November 2006 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. On August 8, 2008, the Company entered into an Equity Distribution Agreement (“EDA”) with UBS Securities LLC (“UBS”). The EDA provides that we may offer and sell shares of our common stock, par value $0.10 per share, having an aggregate offering price of up to $15 million (the “Shares”) from time to time through UBS, as sales agent. In exchange for its services as sales agent, the Company will pay UBS a commission equal to 3.5% of the gross sales price of the Shares sold. In May 2009 the Company issued shares of common stock, par value $0.10 per share (the “Shares”) through a public offering underwritten by Roth Capital Partners (“Roth”) for 2 million Shares with an over-allotment option to purchase an additional 300,000 Shares. In exchange for its services as underwriter, the Company paid Roth a commission of 7% of the gross sales price of the Shares sold.

During the six months ended June 30, 2009, the Company raised $25.0 million under the S-3, Employee Stock Purchase Plan and the exercise of stock options under the Omnibus Equity Incentive Plan. This $25.0 million consists of $18.6 million in cash from the sale of 2.3 million shares, net of commissions of $1.4 million and audit and legal fees of $249,000; $2.4 million from the issuance of 473,000 shares to UBS under the EDA, net of commissions of $91,000 and audit and legal fees of $59,000; $3.8 million from the exercise of stock options; and $178,000 under the Employee Stock Purchase Plan. Beginning in April 2009 the Company suspended the EDA program.

Change in Additional Paid in Capital

For the six months ended June 30, 2009, additional paid in capital increased $26.3 million which consisted primarily of proceeds from the issuance of common stock of $18.3 million, $2.4 million raised under the EDA, $5.5 million from the Company’s stock plans and $90,000 of interest paid with shares of common stock on our convertible debt.

Note 5 – Stock-Based Compensation

The Company has two active stock-based compensation plans as of June 30, 2009; the 2004 Employee Stock Purchase Plan (the “ESPP”) and the 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”) under which employees purchase common stock. The Company issues and grants incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units.

Employee Stock Options Plan

Compensation expense recognized from employee stock options for the three months ended June 30, 2009 and 2008 was $287,000 and $258,000, respectively and $595,000 and $582,000 for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008 the total employees’ stock options granted were 301,350 and 187,500, respectively with an average grant date fair value per share of $4.06 and $3.87, respectively. The fair value of the stock based options is estimated using the Black-Scholes valuation model with the following assumptions:

	Six Months Ended June 30,
	2009	2008
Expected dividends	—	—
Expected volatility (weighted average)	69.0%	52.4%
Average risk-free interest rate (weighted average)	1.8%	2.7%
Expected term/life (weighted average in years)	4.52	4.72

Restricted Stock Awards

In accordance with FASB SFAS No. 123, Share-Based Payment (revised 2004) (“SFAS 123R”) the Company determines the fair value at grant date and expenses that amount over the requisite service period. As prescribed under SFAS 123R we reassess the probability of achievement of milestones for each restricted stock award that was not vested as of June 30, 2009 and determine appropriate stock-based expense treatment. The following table summarizes the amount of compensation expense recognized for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service based restricted stock	$106	$150	$255	$285
Performance based restricted stock	336	89	486	181

Total compensation expense recognized for restricted stock awards	$442	$239	$741	$466

Employee Stock Purchase Plan

The ESPP permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the “look back” option of the ESPP is estimated based on the fair value of the ESPP shares to be granted during the offering period by using the Black-Scholes valuation model for a call and a put option. Compensation expense recognized from the ESPP for the three months ended June 30, 2009 and 2008 was $62,000 and $50,000, respectively and $143,000 and $99,000 for the six months ended June 30, 2009 and 2008, respectively. The share price used for the model is a 15% discount on the stock price on the first day of the offering period; the number of shares to be purchased is calculated based on employee contributions; and by using the following assumptions:

	For the offering period beginning January 1 and ending June 30,
	2009	2008
Expected dividends	$—	$—
Stock price on valuation date	5.07	8.27
Expected volatility	121.0%	70.22%

	For the offering period beginning January 1 and ending June 30,
	2009	2008
Average risk-free interest rate	0.27%	3.37%
Expected life (in years)	0.5	0.5
Fair value per share	$2.43	$2.90

Restricted Stock Units

Beginning January 1, 2009 the non-employee directors of the Company will no longer be paid a quarterly retainer in cash. Instead, the Company will automatically grant non-discretionary restricted stock unit (“RSU”) awards under the 2005 Omnibus Equity Incentive Plan.

On the last trading day of each calendar quarter, each non-employee director who has been a director for the full quarter will automatically receive an RSU award covering a number of shares of our Common Stock determined by dividing $6,250 by the closing selling price of the Company’s Common Stock on the last trading day of the calendar quarter. These quarterly RSU awards will be fully vested on the date of automatic grant. Each RSU award granted pursuant to this retainer program will be settled and shares issued thereunder on the earliest to occur of (i) February 15 of the calendar year following the calendar year in which granted, (ii) 60 days after the director’s service terminates or (iii) the occurrence of a change of control.

Under SFAS 123R the Company determines the fair value at grant date and expenses that amount over the requisite service period. The following table summarizes the amount of compensation expense recognized for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service based restricted stock unit awards	$50	$—	$100	$—

Total compensation expense recognized for restricted stock unit awards	$50	$—	$100	$—

Stock based compensation expense

Compensation cost for employee stock options, restricted stock awards, RSU awards and ESPP included in cost of sales; selling, general and administrative; and research and development is (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense recognized:
Cost of sales	$101	$82	$203	$177
Selling, general and administrative	624	385	1,150	798
Research and development	116	80	226	170

Total stock-based compensation costs	$841	$547	$1,579	$1,145

Note 6 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss as reported	$(5,335)	$(4,977)	$(8,300)	$(10,534)
Foreign currency translation adjustment	1,836	(929)	(661)	3,757
Unrealized loss on securities	—	—	—	(2)

Comprehensive loss	$(3,499)	$(5,906)	$(8,961)	$(6,779)

Note 7 – Legal Proceedings

There have been no material changes from the legal proceedings disclosed in Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 except the settlement described below.

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

Note 8 – Convertible Debenture

Maxwell accounts for the conversion option in the convertible debenture (the “Debenture”) and the associated warrants as derivative liabilities in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and EITF 05-2, The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19. The discount at the issuance date attributable to the aggregate fair value of the conversion options, warrants and issuance costs totaling $9.2 million, is being amortized using the effective interest method over the term of the Debenture. For the three months ended June 30, 2009 and 2008, $243,000 and $641,000 and $622,000 and $1.4 million for the six months ended June 30, 2009 and 2008, respectively, of the discount and prepaid fees were amortized and included in the condensed consolidated statement of operations.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. As of June 30, 2009 and 2008, the interest rate on the Debenture was 1.375% and 3.125% respectively.

The outstanding principal of the Debenture at June 30, 2009 was $11.1 million and is payable in installments of $2.8 million in September 2009, $5.6 million in December 2009 and $2.8 million in June 2011. The holder, at its election, can defer each quarterly payment one time, for up to 24 months. As a result, the final payment may be delayed, at the holders’ election, until December 2011. The holder elected to delay the payment that was due in December 2007 until December 2009 and the payment that was due in June 2009 until June 2011. At June 30, 2009 and December 31, 2008 accrued interest on the Debenture was $38,000 and $91,600, respectively. The following table summarizes principal and interest incurred on the Debenture for the three and six months ended June 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Value	Shares	Value	Shares
Principal paid with cash	$—	—	$—	—
Principal paid with shares of common stock	—	—	2,778	247
Interest paid with cash	46	N/A	—	—
Interest paid with shares of common stock	—	—	270	27

Total Debenture payments	$46	—	$3,048	274

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Value	Shares	Value	Shares
Principal paid with cash	$2,778	N/A	$—	—
Principal paid with shares of common stock	—	—	5,556	548
Interest paid with cash	46	N/A	356	N/A
Interest paid with shares of common stock	92	18	270	27

Total Debenture payments	$2,916	18	$6,182	575

At June 30, 2009, the Debenture was convertible by the holder at any time into 685,100 common stock. The Company also issued warrants in connection with the issuance of the Debenture. At June 30, 2009 the holder had a total of 462,500 warrants which had an exercise price of $16.22. The warrants are exercisable at any time through December 20, 2010. The exercise price and the number of convertible shares, and warrants have been adjusted from the original issued amounts and continue to be subject to an adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price.

Maxwell may require that a specified amount of the principal of the Debenture be converted if certain conditions are satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applies a Z factor, which is a theoretical measurement of the probability of this occurrence. The factor used as of June 30, 2009 and 2008 was 28.8% and 5.6%, respectively, for forced conversion of 50% of the conversion option at 135% of the exercise price and 15.4% and 0.7%, respectively, for forced conversion of the remaining conversion option at 175% of the exercise price.

The fair value of the warrants and embedded conversion options is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Convertible Shares at June 30,		Warrants at June 30,
	2009	2008	2009	2008
Black-Scholes Assumptions:
Conversion / exercise price	$16.22	$17.88	$16.22	$17.88
Market price	$13.83	$10.62	$13.83	$10.62
Expected dividends	—	—	—	—
Expected volatility	103.5%	65.7%	94.5%	60.6%
Average risk-free interest rate	0.56%	2.49%	0.84%	2.76%
Expected term/life (in years)	1.0	1.5	1.5	2.5

The change in fair value on revaluation of Debenture conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The fair value of the warrants at June 30, 2009 and December 31, 2008 was $2.5 million and $318,000 respectively and is included in “Stock warrants” on the balance sheet. The net fair value of the liability to the holders and Maxwell’s conversion rights at June 30, 2009 and December 31, 2008 was $2.6 million and $357,000 respectively which is included in “Convertible debenture and long-term debt” on the balance sheet. The effect of the fair market value adjustment for the three months ended June 30, 2009 and 2008 was a $3.8 million loss and $33,000 gain, respectively and $4.4 million loss and $960,000 loss for the six months ended June 30, 2009 and 2008, respectively. These adjustments are recorded as “Gain (loss) on embedded derivative and warrants.”

In the event of any default or fundamental change as defined in the Debenture, the holder will be entitled to require Maxwell to redeem the Debenture (or any portion thereof) at a price equal to the greater of (i) the applicable redemption premium (ranging from 103%-115%) or (ii) the product of (x) the number of shares which the Debenture is convertible using the $16.22 per share conversion price and (y) the closing price of Maxwell’s common stock on the day preceding the default or fundamental change.

The Company shall pay to each holder of registrable securities related to the embedded conversion feature and warrants liquidated damages of 1.5% of the aggregate purchase price every 30th day after a maintenance failure of the registration of the securities. These damages continue each 30 days (pro rated) until the registration failure is cured. As of June 30, 2009, if the Company was not in compliance we would have incurred damages of $167,000 every 30 days until the maintenance failure is cured. In addition, if the damages are not paid in 30 days after they are due the Company would incur interest of 1.0% per month on the outstanding damages.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance in excess of $8.0 million, which is included in restricted cash at June 30, 2009 and December 31, 2008. At December 31, 2008 the restricted was classified as a current asset. However, since the holder of the Debenture elected to delay the payment that was due in June 2009 until June 2011, the restricted cash was classified as a non-current asset as of June 30, 2009.

Note 9 – Defined Benefit Plan

Maxwell SA, a subsidiary of the Company, has a retirement plan that is classified as a defined benefit pension plan. The pension benefit (cost) is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute, at a minimum, the amount required by Swiss law, using the required percentage applied to the employee’s compensation. There is no offset provision based on the obligation level of the fund. In addition, the employee is required to contribute to the pension plan. This plan has a measurement date of December 31.

Components of the net periodic benefit (cost) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$(168)	$(125)	$(331)	$(245)
Interest cost	(153)	(178)	(302)	(348)
Expected return on plan assets	315	375	622	735

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Prior service cost amortization	(9)	(10)	(18)	(20)
Net gain amortization	(89)	—	(175)	—

Net periodic benefit (cost)	$(104)	$62	$(204)	$122

Employer contributions of $139,000 and $141,000 were paid during the three months ended June 30, 2009 and 2008, respectively. Total employer contributions of $278,000 and $270,000 were paid during the six months ended June 30, 2009 and 2008, respectively. Additional employer contributions of approximately $329,000 are expected to be paid during the remainder of fiscal 2009.

Note 10 – Fair Value Measurement

The convertible debentures issued on December 20, 2005 were evaluated and determined not to be conventional convertible debentures and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued on December 20, 2005, in conjunction with the convertible debt were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in our Statement of Operations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. It is not practicable to estimate the fair value of the convertible debentures at June 30, 2009 based on the current liquidity crisis and the specific terms associated with the debt.

The carrying value of restricted cash and short-term borrowings approximates fair value.

The Company records certain liabilities at fair value under SFAS No. 157, Fair Value Measurements (“SFAS 157”). As of June 30, 2009, the financial instruments to which SFAS 157 applied were financial liabilities for the conversion feature of the convertible debenture and warrants.

Liabilities held by the Company and measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements as of June 30, 2009
Description	Total	Level 1	Level 2	Level 3
Conversion features of convertible debenture	$2,578	—	—	$2,578
Warrants	2,511	—	—	2,511

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

Description	Convertible[1] Debenture	Warrants[1]
Beginning balance, December 31, 2008	$357	$318
Total unrealized loss included in income	2,221	2,193

Ending balance, June 30, 2009	$2,578	$2,511

[1]

Refer to note 8 – Convertible Debenture for the valuation model and unobservable data used to calculate fair value of the conversion features of the convertible debenture and warrants issued by the Company.

Note 11 – Related Party

Maxwell, SA made payments to Metar Machines (Metar) for commissions on sales of our High Voltage products. Metar has established business relationships in Asia that provide additional sales opportunity for High Voltage products. Montena, SA (“Montena”) was the majority shareholder of Metar Machines until March 22, 2009. A member of Maxwell Technologies, Inc. Board of Directors, José Cortes, is also a director of Montena. Mr. Cortes is also a minority shareholder of Genturica Ltd. and Genturica Ltd. is the majority shareholder of Montena. As of March 22, 2009, Montena had sold its interest in Metar. Further, the Company has terminated its agreement with Metar as of May 14, 2009. Therefore, Metar is no longer a related party. Total expense for this non-exclusive sales commission recognized during the three months ended June 30, 2009 and 2008 were $71,000 and $96,000, respectively and $128,000 and $104,000 for the six months ended June 30, 2009 and 2008, respectively. There was no payable to Metar as of June 30, 2009 and 2008, respectively. All expenses are classified as selling, general and administrative expense in the statement of operations. Metar and Maxwell used the same independent sales agent in China. See Note 12 below for further information.

Maxwell, SA Pension Plan has provided a long term loan of 700,000 Swiss Francs (approximately $645,000 as of June 30, 2009) to Montena Properties SA. Montena Properties SA is 100% owned by Montena SA. The loan has been negotiated to be completely repaid by December 12, 2010 and bears an interest rate of 4.25%. As stated earlier, a member of Maxwell Technologies, Inc’s Board of Directors, José Cortes, is also a director of Montena SA, as well as an indirect minority stockholder. The loan was provided to Montena Properties SA prior to Mr. Cortes becoming a director of Maxwell and Montena.

Note 12 – Commitments and Contingencies

As a result of Maxwell’s international operations, the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As a result of an internal review, the Company is currently conducting an inquiry into the nature of certain payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. These payments equaled the difference between the quoted price for certain products and the amount that the independent sales agent was able to sell such products to certain customers in China. These payments had previously been recorded as commissions; however, a portion of those payments may actually have been rebated directly or indirectly to customers. The Company recorded commissions to the agent of $1.8 million, $653,000 and $178,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These commissions were based on sales of $8.2 million, $3.4 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. This independent sales agent also works as an independent sales agent for Metar (see Note 11 above). Maxwell terminated its relationship with this independent sales agent as of May 20, 2009.

For the three months ended June 30, 2009 and 2008, the Company recorded commissions to the agent of $0 and $639,000, respectively and $585,000 and $827,000 for the six months ended June 30, 2009 and 2008, respectively. These amounts are recorded as a reduction to revenue for the periods presented.

Maxwell is in the process of evaluating how these payments should be treated for FCPA purposes, which could harm the Company’s business. The Company’s internal review is focused on a thorough examination of all of its international operations and business practices, as well as a review of its compliance programs. The Company has taken certain remedial actions, including terminating its relationship with the independent sales agent in China as well as terminating its relationship with Metar, which could harm the Company’s business.

The Company is not yet complete with its internal review. As this review progresses, the Company is voluntarily sharing information related to its internal review with the SEC and Department of Justice (“DOJ”) and has provided certain documents as requested by the SEC in connection with their review of this matter. In the event that this internal review or any governmental investigation identifies violations of law, the DOJ, the SEC or other governmental authorities could seek civil or criminal sanctions, including monetary fines and penalties, against the Company and/or its employees, as well as additional changes to the Company’s business practices and compliance programs, which could have a material adverse effect on its business, results of operations or financial condition. An estimate of the possible loss or range of loss for this matter cannot be made. Therefore, no loss has been recognized.

Note 13 – Subsequent Events

In accordance with SFAS 165, we have evaluated subsequent events through August 10, 2009, the date of issuance of the unaudited condensed consolidated financial statements. During this period we did not have any material recognizable subsequent events.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this document and incorporated herein by reference discuss our plans and strategies for our business or make other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “may,” “could,” “will,” “continue,” “seek,” “should,” “would” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views and beliefs of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our statements. Such risks, uncertainties and contingencies include, but are not limited to, the following:

•

financial markets in the United States, Europe and Asia have been experiencing disruption for several months, including, among other things, increased volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others;

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

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business. Subsequently, we provide a summary of some of the highlights from the six months ended June 30, 2009, followed by a discussion of the different aspects of our business. We then proceed to discuss our results of operations for the three and six months ended June 30, 2009 compared with the same periods in 2008. This is followed by an analysis of changes in our balance sheet and cash flows and discussion of our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” We then review our critical accounting policies and new accounting pronouncements along with the impact of inflation on our business.

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

Highlights of the Six Months Ended June 30, 2009

We reported revenue of $24.8 million and a net loss of $5.3 million, or $0.22 per diluted share, for the three months ended June 30, 2009; compared with revenue of $19.0 million and a net loss of $5.0 million, or $0.24 per diluted share, for the three months ended June 30, 2008. We reported revenue of $47.2 million and a net loss of $8.3 million, or $0.36 per diluted share, for the six months ended June 30, 2009; compared with revenue of $36.1 million and a net loss of $10.5 million, or $0.52 per diluted share, for the six months ended June 30, 2008.

During the six months ended June 30, 2009, we continued to focus on developing strategic alliances, introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, funding capital improvements, augmenting executive management and improving production processes. Some of these efforts are described below:

•	In July we announced the appointment of Sacha Jenny to vice president and general manager of our Swiss subsidiary, Maxwell Technologies SA.

•	In July we entered into a global catalog distribution agreement with Mouser Electronics, Inc., known for its rapid introduction of the newest products.

•

In June we entered into a strategic alliance with ISE Corporation, a leading designer and manufacturer of hybrid propulsion systems and components for heavy duty vehicles, to develop and market ultracapacitor-based energy storage solutions for hybrid buses and trucks.

•

In May we raised money from the sale of two million shares of common stock in a public offering underwritten by Roth Capital Partners. In June the underwriter exercised its option to purchase and additional 300,000 shares. In total we sold 2.3 million shares for a total of $18.6 million, net of expenses.

•

In April we received purchase orders with a total value of approximately $13.5 million from three of China’s leading transit bus producers for BOOSTCAP® ultracapacitor modules to support braking energy recuperation and torque assist functions in diesel-electric hybrid transit buses.

•	In March we announced the appointment of Kevin S. Royal to senior vice president, chief financial officer, treasurer and secretary. Mr. Royal began employment at Maxwell on April 20, 2009.

•

In January we announced that Vanner Inc., a manufacturer of electrical power conversion products, has selected our BOOSTCAP® ultracapacitor modules to provide burst power for a retrofit diesel engine starter system that Vanner has won a contract to install in Chicago transit buses.

Results of Operations and Financial Condition:

The Second Quarter of 2009 Compared with the Second Quarter of 2008

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended June 30,
	2009	2008
Revenue	100%	100%
Cost of sales	64%	74%

Gross profit	36%	26%
Operating expenses:
Selling, general and administrative	23%	28%
Research and development	17%	19%

Total operating expenses	40%	47%

Loss from operations	(4)%	(21)%
Other expense, net	(16)%	(4)%

Loss from continuing operations before income taxes	(20)%	(25)%
Income tax provision	2%	1%

Net loss	(22)%	(26)%

Loss from operations for the second quarter of 2009 improved $3.1 million, or 78%, compared to the same period one year ago. Various items influenced the improvement in our operations; the primary influences include an increase in gross profit and decreases in our operational costs of selling, general and administrative and research and development when compared as a percentage of revenue. More specifics of these areas are discussed below.

Net loss for the second quarter of 2009 was $358,000 greater than the same period one year ago. Net loss reported in the current quarter was $5.3 million, or $0.22 per share, while net loss was $5.0 million, or $0.24 per share, in the same quarter one year ago. The increase in net loss was driven by a loss on embedded derivatives and warrants of $3.8 million for the second quarter of 2009, compared to a gain on embedded derivatives and warrants of $33,000 for the same period in 2008.

Revenue and Gross Profit

The following table presents a comparison of second quarter 2009 and 2008 revenue, cost of sales and gross profit for the quarters ended June 30, 2009 and 2008 (in thousands, except percentage):

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue	$24,754	100%	$18,978	100%	$5,776	30%
Cost of sales	15,839	64	14,082	74	1,757	12

Gross profit	$8,915	36%	$4,896	26%	$4,019	82%

Revenue. In the second quarter of 2009, revenue increased 30% to $24.8 million, compared to $19.0 million in the same period one year ago. Product revenue increased 34% or $6.3 million and license fee and service revenue decreased 100% or $505,000. The primary influence in the increase of revenue was increased volume in our ultracapacitor product line.

A substantial amount of our revenue is generated through our Swiss subsidiary. As such the fluctuation of the Swiss Franc to U.S. dollar, our reporting currency, can materially impact revenue. The quarterly weighted-average foreign exchange rate of the U.S. dollar to the Swiss Franc decreased 7% to $0.8984 per Swiss Franc for the quarter ended June 30, 2009, down from $0.9703 per Swiss Franc for the same period one year ago. To quantify this change, the revenue from foreign operations generated during the second quarter of 2009 compared to the same period on year ago decreased $1.3 million due to the decrease in foreign exchange rates.

The following table presents revenue mix by product line for the quarters ended June 30, 2009 and 2008:

	Quarters Ended June 30,
	2009	2008
Ultracapacitors	43%	36%
High-Voltage Capacitors	41%	48%
Microelectronics	16%	16%

Total	100%	100%

Gross Profit. In the second quarter of 2009, gross profit increased $4.0 million or 82% compared with the same period one year ago. Gross profit increased $2.5 million due to net reductions of product costs and $1.5 million due to an increase in the volume of sales. As a percentage of revenue, gross profit increased to 36% compared to 26% in the same period one year ago.

With the increase in sales of our ultracacitors product line, volume has reached a point where more cost effective means of shipment of product could be used. We are now utilizing a higher mix of ocean freight instead of shipping via air. The financial implication of this change is that total freight costs during the second quarter of 2009 have decreased $738,000, or 58%, compared to the same period one year ago. As a percentage of ultracapacitor product revenue, freight costs have decreased to 5% in the second quarter of fiscal 2009 from 20% in the same period one year ago. The Gross profit for the second quarter of 2009 was negatively impacted because we had no license fee or service revenue compared to $505,000 of license fee and service revenue in the second quarter of 2008. License fee and service revenue have a relatively high gross profit.

Selling, General & Administrative (SG&A) Expense

The following table presents selling, general and administrative (SG&A) expense for the quarters ended June 30, 2009 and 2008 (in thousands, except percentage):

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Selling, general and administrative	$5,628	23%	$5,220	28%	$408	8%

SG&A expenses were 23% of revenue for second quarter of 2009, compared with 28% from the same period one year ago, while total expense increased by $408,000, or 8%, from the same period one year ago. The increase in absolute dollars was primarily driven by increases of $627,000 related to personnel costs, $189,000 related to stock-based compensation, $202,000 of expenses related to our new office in Germany and $150,000 of legal and professional fees primarily related to our internal review of our international operations. These increases were offset, in part by an increase in net foreign currency transaction gains of $349,000 and decreases of $158,000 related to a decrease in exchange rates, $73,000 in director fees, $121,000 of travel expenses, $76,000 of consulting and $56,000 of advertising and promotion expenses.

Research & Development (R&D) Expense

The following table presents research and development (R&D) expense for the Quarter ended June 30, 2009 and 2008 (in thousands, except percentage):

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$4,098	17%	$3,586	19%	$512	14%

R&D expenses were 17% of revenue for the second quarter of 2009, compared with 19% from the same period one year ago, while total expenses increased by $512,000 or 14%, from the same period one year ago. The increase in absolute dollars was primarily driven by increases of $356,000 for product introduction costs, $287,000 related to personnel costs, $137,000 for tools and supplies and $64,000 of depreciation expense. These increases were offset, in part by decreases of $151,000 of design and consulting, $92,000 of facility costs, and $63,000 related to a decrease in exchange rates.

Provision for Income Taxes

We recorded an income tax provision of $319,000 for the second quarter of fiscal 2009 compared with $255,000 for the same period in 2008. This provision is for our Swiss subsidiary’s operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Six Months Ended June 30,
	2009	2008
Revenue	100%	100%
Cost of sales	66%	72%

Gross profit	34%	28%
Operating expenses:
Selling, general and administrative	23%	29%
Research and development	17%	19%

Total operating expenses	40%	48%

Loss from operations	(6)%	(20)%
Other income (expense), net	(11)%	(8)%

Loss from continuing operations before income taxes	(17)%	(28)%
Income tax provision	1%	1%

Net loss	(18)%	(29)%

Loss form operations for the six months ended June 30, 2009 improved $4.8 million, or 64%, compared to the same period one year ago. Various items influenced the improvement in our operations; the primary influences include an increase in gross profit and decreases in our operational costs of SG&A and R&D when compared as a percentage of revenue. More specifics of these areas are discussed below.

Net loss for the six months ended June 30, 2009 improved $2.2 million, or 21%, compared to the same period one year ago. Net loss reported for the six months ended June 30, 2009 was $8.3 million, or $0.36 per share, while net loss was $10.5 million, or $0.52 per share, in the same period one year ago. The improvement in net loss was impacted by $3.5 million of greater losses on embedded derivatives and warrants during the six months ended June 30, 2009 compared to the same period on year ago.

Revenue and Gross Profit

The following table presents revenue, cost of sales and gross profit for the six months ended June 30, 2009 and 2008 (in thousands, except percentage):

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue	$47,213	100%	$36,124	100%	$11,089	31%
Cost of sales	31,245	66	26,188	72	5,057	19

Gross profit	$15,968	34%	$9,936	28%	$6,032	61%

Revenue. During the six months ended June 30, 2009, revenue increased 31% to $47.2 million, compared with $36.1 million in the same period one year ago. Product revenue increased 35% or $12.2 million and license fee and service revenue decreased 100% or $1.1 million. The primary influence in the increase of revenue was increased volume in our ultracapacitor product line.

A substantial amount of our revenue is generated through our Swiss subsidiary. As such the fluctuation of the Swiss Franc to U.S. dollar, our reporting currency, can materially impact revenue. The year to date weighted-average foreign exchange rate of the U.S. dollar to the Swiss Franc decreased 8% to $0.8856 per Swiss Franc for the six months ended June 30, 2009, down from $0.9586 per Swiss Franc for the same period one year ago. To quantify this change, the revenues from foreign operations generated during the six months ended June 30, 2009 compared to the same period one year ago decreased $2.5 million due to the decrease in foreign exchange rates.

The following table presents revenue mix by product line for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Ultracapacitors	39%	34%
High-Voltage Capacitors	43%	48%
Microelectronics	18%	18%

Total	100%	100%

Gross Profit. During the six months ended June 30, 2009, gross profit increased $6.0 million or 61% compared with the same period one year ago. Gross profit increased $3.1 million due to an increase in the volume of sales and $2.9 million due to net reductions of product costs. As a percentage of revenue, gross profit increased to 34% compared with 28% in the same period one year ago.

With the increase in sales of our ultracacitors product line, volume has reached a point where cost effective means of shipment of product could be used. We are now utilizing a higher mix of ocean freight instead of shipping via air. The financial implication of this change is that total freight costs during the six months ended June 30, 2009 have decreased $844,000, or 48%, compared to the same period one year ago. As a percentage of ultracapacitor product revenue, freight costs have decreased to 5% during the six months ended June 30, 2009 compared with 16% in the same period one year ago. The increase in gross profit during the six months ended June 30, 2009 compared to the same period one year ago was burdened by unfavorable foreign currency exchange rates of $1.3 million. The gross profit for the six months ended June 30, 2009 was negatively impacted because we had no license fee or service revenue compared to $1.1 million of license fee and service revenue for the six months ended June 30, 2008. License fee and service revenue have a relatively high gross profit.

Selling, General & Administrative (SG&A) Expense

The following table presents selling, general and administrative (SG&A) expense for the six months ended June 30, 2009 and 2008 (in thousands, except percentage):

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Selling, general and administrative	$10,674	23%	$10,404	29%	$270	3%

SG&A expenses were 23% of revenue for the six months ended June 30, 2009, compared with 29% from the same period one year ago, while total expense increased by $270,000, or 3%, from the same period one year ago. This increase in absolute dollars was primarily driven by increases of $758,000 related to personnel costs, $388,000 of expenses related to our new office in Germany, $252,000 related to stock-based compensation, $164,000 for facility costs and $150,000 of legal and professional fees primarily related to our internal review of our international operations. These increases were offset, in part by an increase in net foreign currency transaction gains of $837,000 and decreases of $282,000 related to a decrease in exchange rates, $201,000 of travel expenses, $111,000 of consulting, and $51,000 of advertising and promotion expenses.

Research & Development (R&D) Expense

The following table presents research and development (R&D) expense for the six months ended June 30, 2009 and 2008 (in thousands, except percentage):

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$7,792	17%	$6,793	19%	$999	15%

R&D expenses were 17% of revenue for the six months ended June 30, 2009, compared with 19% from the same period one year ago, while total expenses increased by $1.0 million, from the same period one year ago. The increase in absolute dollars was primarily driven by increases of $587,000 for product introduction costs, $464,000 related to personnel costs, $159,000 of depreciation expense and $126,000 for tools and supplies. These increases were offset, in part by decreases of $160,000 for design and consulting and $117,000 related to a decrease in exchange rates.

Provision for Income Taxes

We recorded an income tax provision of $442,000 for the six months ended June 30, 2009 compared with $501,000 for the same period in 2008. This provision is for our Swiss subsidiary’s operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States taxes paid would not be material.

Commitments and Contingencies

As a result of our international operations, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As a result of an internal review, we are currently conducting an inquiry into the nature of certain payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. These payments equaled the difference between our quoted price for certain products and the amount that the independent sales agent was able to sell such products to certain customers in China. These payments had previously been recorded as commissions; however, a portion of those payments may actually have been rebated directly or indirectly to customers. We recorded commissions to the agent of $1.8 million, $653,000 and $178,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These commissions were based on sales of $8.2 million, $3.4 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. This independent sales agent also works as an independent sales agent for Metar (see Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report). We terminated our relationship with this independent sales agent as of May 20, 2009.

For the quarters ended June 30, 2009 and 2008, we recorded commissions to the agent of $0 and $639,000, respectively and $585,000 and $827,000 for the six months ended June 30, 2009 and 2008, respectively. These amounts are recorded as a reduction to revenue for the periods presented. In 2008, this amount was recorded as commission expense and was included in selling, general and administrative expense in the condensed consolidated statement of operations.

We are in the process of evaluating how these payments should be treated for FCPA purposes, which cold harm our business. Our internal review is focused on a thorough examination of all of our international operations and business practices, as well as a review of our compliance programs. We have taken certain remedial actions, including terminating our relationship with the independent sales agent in China as well as terminating our relationship with Metar, which could harm our business.

We are not yet complete with our internal review. As we progress, we are voluntarily sharing information related to our internal review with the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) and have provided certain documents as requested by the SEC in connection with their review of this matter. In the event that our internal review or any governmental investigation identifies violations of law, the DOJ, the SEC or other governmental authorities could seek civil or criminal sanctions, including monetary fines and penalties, against the Company and/or its employees, as well as additional changes to our business practices and compliance programs, which could have a material adverse effect on our business, results of operations or financial condition. An estimate of the possible loss or range of loss for this matter cannot be made. Therefore, no loss has been recognized.

Liquidity and Capital Resources

Changes in Cash Flow

Our net cash used in operating activities was $574,000 for the six months ended June 30, 2009, which primarily resulted from a net loss of $8.3 million, offset by net non-cash charges of $9.8 million, and net working capital outflows of $2.1 million. The net cash used in operating activities of $1.4 million for the six months ended June 30, 2008 was the result of a net loss of $10.5 million, offset by net non-cash charges of $6.5 million and net working capital inflows of $2.7 million. The reduction in net loss of $2.2 million in the first six months of 2009 compared to the same period in 2008 was primarily driven by a reduction in loss from operations of $4.7 million offset by net increases in other expenses of $2.5 million. The increase in net non-cash charges of $3.3 million in the first six months of 2009 compared to the same period in 2008 was primarily driven by an increase in the loss on embedded derivatives and warrants of $3.5 million, an increase in stock-based compensation expense of $434,000 and an increase in pension cost of $326,000, offset in part by a decrease in amortization of debt discount and prepaid debt costs of $747,000. The net working capital outflows of $2.1 million in the first six months of 2009 was primarily driven by increases in trade and other accounts receivable of $5.0 million and an increase in inventory of $842,000, offset by increases in accounts payable and accrued liabilities of $2.7 million and an increase in accrued employee compensation of $1.3 million.

The net cash used in investing activities was $2.2 million for the six months ended June 30, 2009, which resulted from capital expenditures. The net cash provided by investing activities was $1.2 million for the six months ended June 30, 2008, which primarily resulted from maturities of marketable securities of $7.4 million. This was offset by capital expenditures of $4.9 million, restrictions on cash and cash equivalents of $825,000 and purchases of marketable securities of $501,000.

The net cash provided by financing activities for the six months ended June 30, 2009 was $21.7 million, which primarily resulted from the issuance of common stock of $25.0 million and proceeds from long-term and short-term borrowing of $1.7 million. These were offset by principal payments on long-term and short-term debt of $5.0 million. The net cash provided by financing activities for the six months ended June 30, 2008 was $866,000, which primarily resulted from proceeds from the issuance of long-term and short-term debt of $3.7 million and net proceeds from the issuance of common stock of $557,000. These were offset by principal payments on long-term and short-term debt of $3.3 million.

Liquidity

As of June 30, 2009, we had approximately $31.5 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $39.5 million. The cash restriction will be released when the convertible debenture is repaid or converted.

In November 2006, we filed an S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. In August 2008 we entered into an Equity Distribution Agreement (“EDA”) with UBS Securities LLC (“UBS”) to, from time to time, sell up to $15 million of our common stock. We have received $8.1 million in cash from the sale of 1.2 million shares of our common stock since entering into the EDA. Beginning in April 2009 we suspended the EDA program. In May 2009 we issued shares of common stock, par value $0.10 per share (the “Shares”) through a public offering underwritten by Roth Capital Partners (“Roth”) for 2 million Shares with an over-allotment option to purchase an additional 300,000 Shares. In exchange its services as underwriter, we paid Roth a commission of 7% of the gross sales price of the Shares sold. During the six months ended June 30, 2009, the Company received $18.6 million in cash from the sale of 2.3 million shares, net of expenses.

Our ability to meet cash requirements may be adversely impacted by the diminished credit availability and extreme volatility in security prices as a result of the current deterioration in global financial markets. In response to these conditions, we have commenced the implementation of numerous programs through which we anticipate we may generate positive cash flows sufficient to finance our operations. The anticipated improvements in cash flows are primarily through the combination of inventory management, manufacturing and quality improvements, product cost reductions (including a shift to off-shore manufacturing in China) and an overall improvement in operating results driven primarily by increased revenues and improved gross margins from our Boostcap product line.

Although we were able to raise $18.6 million through an underwritten public offering during the six months ended June 30, 2009, if we continue to generate net losses and use cash in our operations, we may be required to raise additional funds. While there are no certainties that we will be successful in our efforts, it is currently our belief that we have several options to raise capital. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our assessment of our current and long-term obligations, we believe we will have adequate resources to fund working capital requirements, obligations as they become due, capital equipment additions and product development expenditures through the next 12 months.

Debenture, Short-term and Long Term Borrowings

Convertible Debenture

On December 20, 2005, we issued a senior subordinated convertible debenture in aggregate principal amount of $25 million (the “Debenture”) along with warrants to purchase shares of Maxwell common stock. The outstanding Debenture is payable in installments of $2.8 million in September 2009, $5.6 million in December 2009 and $2.8 million in June 2011. The holder, at its election, can defer each quarterly payment one time, for up to 24 months. As a result, the final payment may be delayed, at the holders’ election, until December 2011. The holder elected to delay the payment that was due in December 2007 until December 2009 and the payment that was due in June 2009 until June 2011.

At June 30, 2009 the outstanding principal due on the Debenture was $11.1 million. Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. During the six months ended June 30, 2009 we made interest payments in common stock of $92,000.

The change in fair value on revaluation of Debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and Debenture conversion rights between the two measurement dates using a Black-Scholes calculation. The effect of the fair market value adjustment is recorded as “Gain (loss) on embedded derivatives and warrants.”

The net fair value of the holder’s and Maxwell’s conversion rights at June 30, 2009 was a net liability of $2.6 million, and is included in “Convertible debenture and long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debenture had a fair value at June 30, 2009 of $2.5 million, which is included in “Stock warrants” on the balance sheet. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised through June 30, 2009.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance of $8.0 million. This amount is classified as restricted cash at June 30, 2009 and December 31, 2008.

Short-term borrowings

Maxwell SA has a 2.0 million Swiss Franc (approximately $1.8 million as of June 30, 2009) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 3.90% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of June 30, 2009 and December 31, 2008 the full amount available under the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Franc (approximately $921,000 as of June 30, 2009) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 2.12%. Borrowings under the credit agreement are unsecured and as of June 30, 2009 and December 31, 2008, $892,000 and $917,000, respectively, of the overdraft credit line was drawn.

Maxwell SA, has a 2.0 million Swiss Franc (approximately $1.8 million as of June 30, 2009) short-term loan agreement with a Swiss bank. Borrowings under this short-term loan agreement bear interest at 2.85% with repayment terms extending beyond one month from the date of funding. Borrowings under the short-term loan agreement are unsecured and as of June 30, 2009 and December 31, 2008, the full amount of the credit line was drawn.

Long-term borrowings

Maxwell, SA had a lending agreement for the acquisition of manufacturing equipment up to 1.5 million Swiss Franc. After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 7.9%. As of June 30, 2009 and December 31, 2008 the balance of the obligation was $682,000 and $863,000, respectively, with final payment due in 2011.

We have various financing agreements for vehicles in Switzerland. These agreements are for up to a five year repayment period with interest rates of 4.9% to 7.0%. As of June 30, 2009 and December 31, 2008 $100,000 and $112,000, respectively, was outstanding.

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,(“FSP 157-4”). FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The pronouncement is effective for periods ending after June 15, 2009. The adoption of this statement did not have a material impact on our financial statements.

In April 2009, the FASB issued Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP 115-2 and FSP 124-2; provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This also modifies the requirements for recognizing other-than-temporary impaired debt securities and reuses the existing impairment model for such securities by modifying the current “intent and ability” indicator in determining whether a debt security is other-than-temporarily impaired. The pronouncement is effective for periods ending after June 15, 2009. The adoption of this statement did not have a material impact on our financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. As this pronouncement is only disclosure-related, it did not have an impact on our financial position and results of operations.

In May 2009, the FASB issued and we adopted SFAS No. 165, Subsequent Events , (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. The adoption of this statement did not have a material impact on our financial statements.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, (“SFAS 168”) and approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The implementation of SFAS 168 will have no impact on our consolidated financial statements.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Francs) revenue and operating expenses as well as loans. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. The Company has certain long term contracts in a currency other than U.S. dollars. A change of 100 basis points (or 1%) in the customer local currency would impact the value of the contracts by approximately $74,000. We do not hedge our currency exposures.

Interest Rate Risk

At June 30, 2009, we had approximately $18.8 million in debt, of which $5.5 million is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet or statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would have a $188,000 effect on our related interest expense.

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

Our management evaluated, under the supervision and with the participation of our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the last fiscal quarter pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of our international operations, we are subject to the FCPA, which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As a result of an internal review, we are currently conducting an inquiry into the nature of certain payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. These payments equaled the difference between our quoted price for certain products and the amount that the independent sales agent was able to sell such products to certain customers in China. These payments had previously been recorded as commissions; however, a portion of those payments may actually have been rebated directly or indirectly to customers. We recorded commissions to the agent of $1.8 million, $653,000 and $178,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These commissions were based on sales of $8.2 million, $3.4 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. This independent sales agent also works as an independent sales agent for Metar (see Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report). We terminated our relationship with this independent sales agent as of May 20, 2009.

For the three months ended June 30, 2009 and 2008, we recorded commissions to the agent of $0 and $639,000, respectively and $585,000 and $827,000 for the six months ended June 30, 2009 and 2008, respectively. These amounts are recorded as a reduction to revenue for the periods presented. In 2008, this amount was recorded as commission expense and was included in selling, general and administrative expense in the condensed consolidated statement of operations.

We are in the process of evaluating how these payments should be treated for FCPA purposes, which could harm our business. Our internal review is focused on a thorough examination of all of our international operations and business practices, as well as a review of our compliance programs. We have taken certain remedial actions, including terminating our relationship with the independent sales agent in China as well as terminating our relationship with Metar, which could harm our business.

We are not yet complete with our internal review. As we progress, we are voluntarily sharing information related to our internal review with the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) and have provided certain documents as requested by the SEC in connection with their review of this matter. In the event that our internal review or any governmental investigation identifies violations of law, the DOJ, the SEC or other governmental authorities could seek civil or criminal sanctions, including monetary fines and penalties, against the Company and/or its employees, as well as additional changes to our business practices and compliance programs, which could have a material adverse effect on our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Maxwell Technologies Inc. was held May 20, 2009. At the meeting, stockholders elected three Class I directors to serve on the Board of Directors until the 2012 Annual Meeting of the Stockholders or until their successors have been duly elected and qualified.

The three directors elected at the meeting were Josè L. Cortes, Edward Caudill and Roger Howsmon. The votes cast for the three elected directors were as follows:

NAME	Votes For	Votes Against
Josè L. Cortes	18,420,181	514,878
Edward Caudill	18,297,807	637,252
Roger Howsmon	18,204,858	730,201

The second matter voted on by the stockholders of Maxwell Technologies, Inc. was to approve an amendment to the Restated Certificate of Incorporation to authorize 5,000,000 shares of preferred stock which the Board of Directors may authorize to be issued from time to time in one or more series, with such rights, preferences and restrictions as are fixed by the Board of Directors. The second matter was not approved by the stockholders. The votes cast were as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
2,242,982	10,901,979	32,392	5,757,706

The third matter voted on by the stockholders of Maxwell Technologies, Inc. was the ratification of the appointment of McGladrey & Pullen LLP as the Company’s independent auditors for the 2009 fiscal year. The votes cast were as follows:

Votes For	Votes Against	Abstain
18,510,591	99,887	324,581

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Form of Restricted Stock Unit Award Agreement. *

10.2	Separation Agreement and General Release of all Claims between Registrant and Tim Hart. *

10.3	Termination Agreement between Registrant and Alain R. Riedo. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2009	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date: August 10, 2009	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer, Treasurer and Secretary