Form 10-Q
period 2009-09-30
MAXWELL TECHNOLOGIES INC
filed 2009-11-05
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

The number of shares of the registrant’s Common Stock outstanding as of October 30, 2009 is 26,169,677 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2009

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Actual results could differ materially from those estimates and operating results for the three and nine months ended September 30, 2009 and are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2009.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$30,233	$12,576
Restricted cash	—	8,000
Trade and other accounts receivable, net of allowance for doubtful accounts of $522 and $434 at September 30, 2009 and December 31, 2008, respectively	20,634	14,107
Inventories, net	19,050	18,502
Prepaid expenses and other current assets	1,612	1,645

Total current assets	71,529	54,830
Property and equipment, net	17,341	17,355
Intangible assets, net	3,084	3,755
Goodwill	22,783	22,408
Prepaid pension asset	2,760	2,592
Restricted cash	8,000	—
Other non-current assets	1,282	1,373

Total assets	$126,779	$102,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,227	$12,592
Accrued warranty	840	905
Accrued employee compensation	5,564	4,353
Short-term borrowings and current portion of long-term debt	10,768	18,888
Deferred tax liability	456	456

Total current liabilities	32,855	37,194
Convertible debenture and long-term debt, excluding current portion	9,812	582
Stock warrants	3,769	318
Other long-term liabilities	609	972

Total liabilities	47,045	39,066

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 26,056 and 22,521 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,615	2,253
Additional paid-in capital	220,298	192,228
Accumulated deficit	(147,839)	(134,902)
Accumulated other comprehensive income	4,660	3,668

Total stockholders’ equity	79,734	63,247

Total liabilities and stockholders’ equity	$126,779	$102,313

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Sales	$26,101	$20,973	$73,314	$56,035
License fee and service revenue	—	407	—	1,469

Total revenues	26,101	21,380	73,314	57,504
Cost of sales	16,164	15,239	47,409	41,427

Gross profit	9,937	6,141	25,905	16,077
Operating expenses:
Selling, general and administrative	7,288	6,044	17,962	16,448
Research and development	4,274	4,003	12,066	10,796
Amortization of intangibles	86	94	267	270

Total operating expenses	11,648	10,141	30,295	27,514

Loss from operations	(1,711)	(4,000)	(4,390)	(11,437)
Interest expense, net	(59)	(132)	(202)	(399)
Amortization of debt discount and prepaid debt costs	(73)	(553)	(695)	(1,922)
Loss on embedded derivatives and warrants	(2,761)	(1,011)	(7,175)	(1,971)

Loss from continuing operations before income taxes	(4,604)	(5,696)	(12,462)	(15,729)
Income tax provision	33	11	475	512

Net loss	$(4,637)	$(5,707)	$(12,937)	$(16,241)

Net loss per share – basic and diluted	$(0.18)	$(0.27)	$(0.54)	$(0.79)

Weighted average shares used in computing basic and diluted net loss per share	25,673	20,992	23,974	20,560

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(12,937)	$(16,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,866	3,738
Amortization	480	409
Amortization of debt discount and prepaid debt costs	695	1,922
Loss on embedded derivatives and warrants	7,175	1,971
Pension cost (benefit)	313	(182)
Stock-based compensation	2,478	2,056
Shares issued for interest payments	92	446
Shares issued for bonus payments	638	—
Loss on sale of property and equipment	34	—
Provision for losses on accounts receivable	80	258
Changes in operating assets and liabilities:
Trade and other accounts receivable	(6,487)	468
Inventories	(223)	(4,224)
Prepaid expenses and other assets	264	(1,276)
Accounts payable and accrued liabilities	2,308	3,390
Accrued employee compensation	1,144	844
Other long-term liabilities	(353)	(71)

Net cash used in operating activities	(433)	(6,492)

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,785)	(5,336)
Purchase of intangible asset	—	(152)
Maturities of marketable securities	—	8,136
Purchases of marketable securities	—	(501)
Cash and cash equivalents, restricted as to use	—	(825)

Net cash provided by (used in) investing activities	(3,785)	1,322

FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(9,598)	(4,709)
Proceeds from long-term and short-term borrowings	6,305	4,251
Retirement of shares	(450)	(72)
Net cash proceeds from issuance of common stock	25,675	4,543

Net cash provided by financing activities	21,932	4,013

Increase (decrease) in cash and cash equivalents from operations	17,714	(1,157)
Effect of exchange rate changes on cash and cash equivalents	(57)	(629)

Increase (decrease) in cash and cash equivalents	17,657	(1,786)
Cash and cash equivalents, beginning of period	12,576	14,579

Cash and cash equivalents, end of period	$30,233	$12,793

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary to present fairly the financial position, results of operations, and cash flows of Maxwell Technologies, Inc. for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted.

Liquidity and Management’s Plan

As of September 30, 2009, the Company had approximately $30.2 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $38.2 million. The cash restriction will be released when the convertible debenture is repaid or converted.

The Company’s ability to meet its cash requirements may be adversely impacted by the diminished credit availability and extreme volatility in security prices as a result of the current deterioration in global financial markets. In response to these conditions, management has commenced the implementation of numerous programs through which it anticipates the Company may generate positive cash flows sufficient to finance its operations. The anticipated improvements in cash flows are primarily through the combination of inventory management, manufacturing and quality improvements, product cost reductions and an overall improvement in operating results driven primarily by increased revenues and improved gross profit from the Company’s Boostcap product line.

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

Revenue Recognition

Sales revenue is derived from the sale of manufactured products directly to customers. For certain long-term contracts, revenue is recognized at the time costs are incurred and for licensing fees we recognize revenue from the right to manufacture products based on our proprietary ultracapacitor design. Product revenue is recognized, according to the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Numbers 101, Revenue Recognition in Financial Statements, and 104, Revenue Recognition, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from a customer); (2) title passes to the customer at either shipment from our facilities or receipt at the customer facility, depending on shipping terms; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return.

Revenue generated from fixed price contracts is recognized at the time costs are incurred and is calculated on a percentage of completion basis measured by the percentage of cost incurred to date to the estimated costs for each contract, as required by the Construction-Type and Production-Type Contracts Subtopic of the FASB ASC and is limited by the funding of the prime contractor. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.

From time to time the Company has entered into multiple-element contractual arrangements with elements of software that are essential to the functionality of the delivered elements. Additionally, the Company has contracts where all the elements of the agreement need to be delivered and accepted by the customer prior to any revenue being recognized for the deliverables. The Company recognizes revenue on the delivered elements when vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements exists in accordance with the Software Revenue Recognition Subtopic of the FASB ASC. The Company has entered into a contract whereby the Company has delivered certain elements and VSOE of fair value of the undelivered elements did not exist. As of September 30, 2009, the Company has recorded approximately $1.9 million of deferred revenue related to these contracts.

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

Foreign Currency Derivative Instruments

As part of its risk management strategy, Maxwell uses forward contracts to hedge certain foreign currency exposures. Maxwell’s objective is to offset gains or losses resulting from these exposures with opposing gains or losses on the forward contracts, thereby reducing volatility of earnings created by these foreign currency exposures. In accordance with the Derivatives and Hedging Topic of the FASB ASC, the fair values of the forward contracts are estimated based on quoted market prices and all forward contracts are recorded in “Accounts payable and accrued liabilities” on the Condensed Consolidated Balance Sheet at fair value. Any gains or losses recognized on these contracts are recorded in “Cost of sales” and “Selling, general and administrative” expense on the Condensed Consolidated Statement of Operations.

Computation of Net Loss per Share

In accordance with the Earnings Per Share Topic of the FASB ASC, basic loss per share is calculated using the weighted average number of common shares outstanding. Potentially dilutive securities are not considered in the calculation of net loss per share, as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator
Basic:
Net loss	$(4,637)	$(5,707)	$(12,937)	$(16,241)
Denominator
Basic and diluted:
Total weighted average common shares	25,673	20,992	23,974	20,560

Basic and diluted net loss per share	$(0.18)	$(0.27)	$(0.54)	$(0.79)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive (in thousands):

	September 30,
Common Stock	2009	2008
Outstanding options to purchase common stock	1,719	2,127
Restricted stock awards outstanding	359	391
Shares issuable on conversion of convertible debentures	685	942
Warrants to purchase common stock	462	424

Total	3,225	3,884

Income Tax (Benefit) Provision

The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which provides amendments to the Fair Value Measurements and Disclosures—Overall Subtopic of the FASB ASC for the fair value measurement of liabilities. This update provides clarification for the fair value measurement of liabilities in which a quoted market price in an active market for an identical liability is not available. The amendments in this update clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this update did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASU 2009-01, Generally Accepted Accounting Principles and approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental US GAAP. The Codification does not change previous US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All prior accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The implementation of this update did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB updated and we adopted the Subsequent Events Topic of the FASB ASC to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This topic is effective in the first interim period ending after June 15, 2009. The adoption of this update did not have a material impact on the Company’s financial statements.

In April 2009, the FASB updated the Fair Value Measurements and Disclosures Topic of the FASB ASC to provide guidelines for making fair value measurements more consistent with the principles presented in this Topic. This update provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. The pronouncement is effective for periods ending after June 15, 2009. The adoption of this update did not have a material impact on the Company’s financial statements.

In April 2009, the FASB updated the Debt and Equity Securities Topic of the FASB ASC to give additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This update applies to debt securities. This also modifies the requirements for recognizing other-than-temporary impaired debt securities and revises the existing impairment model for such securities by modifying the current “intent and ability” indicator in determining whether a debt security is other-than-temporarily impaired. The pronouncement is effective for periods ending after June 15, 2009. The adoption of this update did not have a material impact on the Company’s financial statements.

In April 2009, the FASB updated the Financial Instruments Topic of the FASB ASC to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This update also requires those disclosures in all interim financial statements. As this update is only disclosure-related, it did not have an impact on the financial position and results of operations.

Pending Accounting Pronouncements

In September 2009, the FASB reached a consensus on ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this update will have on our consolidated financial statements.

In December 2008, the FASB updated the Retirement Benefits Topic of the FASB ASC to require more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. This update also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by this update must be provided for fiscal years ending after December 15, 2009. As this update is only disclosure-related, it will not have an impact on the financial position and results of operations.

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

	September 30, 2009	December 31, 2008
Inventories:
Raw material and purchased parts	$9,540	$10,141
Work-in-process	4,358	4,802
Finished goods	7,728	6,465
Inventory reserve	(2,576)	(2,906)

Net Inventory	$19,050	$18,502

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of September 30, 2009:
Patents	$3,276	$(1,176)	$—	$2,100
Developed core technology	1,100	(962)	287	425
Patent license agreement	741	(158)	(24)	559

Total intangible assets at September 30, 2009	$5,117	$(2,296)	$263	$3,084

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2008:
Patents	$3,476	$(910)	$—	$2,566
Developed core technology	1,100	(851)	284	533
Patent license agreement (5 year life)	741	(56)	(29)	656

Total intangible assets at December 31, 2008	$5,317	$(1,817)	$255	$3,755

Goodwill

The change in the carrying amount of goodwill from December 31, 2008 to September 30, 2009 is as follows (in thousands):

Balance at December 31, 2008	$22,408
Foreign currency translation adjustments	375

Balance at September 30, 2009	$22,783

Warranty Reserve

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty expenses, as well as any known or expected warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the nine months ended September 30, 2009 and 2008, as follows (in thousands):

	Nine Months Ended September 30,
Accrued Warranty:	2009	2008
Beginning balance	$905	$768
Product warranty expense on sales	427	612
Charge to prior warranty expense/accrual	(72)	(190)
Settlement of warranties	(389)	(391)
Foreign currency exchange adjustment	(31)	24

Ending balance	$840	$823

Note 4 – Equity

Stock sale and Equity Distribution Agreement

In November 2006 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. On August 8, 2008, the Company entered into an Equity Distribution Agreement (“EDA”) with UBS Securities, LLC (“UBS”). The EDA provides that we may offer and sell shares of our common stock, par value $0.10 per share, having an aggregate offering price of up to $15 million from time to time through UBS, as sales agent. In exchange for its services as sales agent, the Company will pay UBS a commission equal to 3.5% of the gross sales price of the shares sold. Beginning in April 2009 the Company suspended the EDA program.

In May 2009 the Company issued shares of common stock, par value $0.10 per share through a public offering underwritten by Roth Capital Partners (“Roth”) for 2 million shares with an over-allotment option to purchase an additional 300,000 shares. In exchange for its services as underwriter, the Company paid Roth a commission of 7% of the gross sales price of the shares sold.

During the nine months ended September 30, 2009, the Company raised $25.7 million under the S-3, Employee Stock Purchase Plan and the exercise of stock options under the Omnibus Equity Incentive Plan. This $25.7 million consists of $18.6 million in cash from the sale of 2.3 million shares, net of commissions, audit and legal fees; $2.4 million from the sale of 473,000 shares under the EDA, net of commissions, audit and legal fees; $4.2 million from the exercise of stock options and $433,000 under the Employee Stock Purchase Plan.

Change in Additional Paid in Capital

For the nine months ended September 30, 2009, additional paid in capital increased $28.1 million which consisted primarily of proceeds from the issuance of common stock of $18.3 million, $7.7 million from the Company’s stock plans, $2.4 million raised under the EDA and $90,000 of interest paid with shares of common stock on our convertible debt, offset by $447,000 from the retirement of shares.

Note 5 – Stock-Based Compensation

The Company has two active stock-based compensation plans as of September 30, 2009; the 2004 Employee Stock Purchase Plan (the “ESPP”) and the 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”) under which employees purchase common stock. The Company issues and grants incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units.

Employee Stock Options Plan

Compensation expense recognized from employee stock options for the three months ended September 30, 2009 and 2008 was $488,000 and $362,000, respectively and $1.1 million and $944,000 for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008 the total employee stock options granted were 402,350 and 188,500, respectively with an average grant date fair value per share of $5.09 and $3.88, respectively. The fair value of the stock options is estimated using the Black-Scholes valuation model with the following assumptions:

	Nine Months Ended September 30,
	2009	2008
Expected dividends	—	—
Expected volatility	68.9%	52.3% - 55.7%
Average risk-free interest rate	2.0%	2.7% - 3.1%
Expected term/life (in years)	4.59	4.72

Restricted Stock Awards

In accordance with the Stock Compensation Topic of the FASB ASC the Company determines the fair value at grant date and expenses that amount over the requisite service period. Maxwell reassess the probability of achievement of milestones for each restricted stock award that was not vested as of September 30, 2009 and determines appropriate accounting treatment. The following table summarizes the amount of compensation expense recognized for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service based restricted stock	$153	$160	$408	$445
Performance based restricted stock	148	315	634	497

Total compensation expense recognized for restricted stock awards	$301	$475	$1,042	$942

Employee Stock Purchase Plan

The ESPP permits substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the ESPP is estimated based on the fair value of the ESPP shares to be granted during the offering period by using the Black-Scholes valuation model for a call and a put option. Compensation expense recognized from the ESPP for the three months ended September 30, 2009 and 2008 was $60,000 and $46,000, respectively and $203,000 and $144,000 for the nine months ended September 30, 2009 and 2008, respectively. The share price used for the model is a 15% discount on the stock price on the first day of the offering period; the number of shares to be purchased is calculated based on employee contributions. The table below summarizes the assumptions used in valuing the ESPP shares:

	For the offering period beginning July 1 and ending December 31,
	2009	2008
Expected dividends	$—	$—
Stock price on valuation date	13.83	10.62
Expected volatility	87.57%	71.84%
Average risk-free interest rate	0.35%	2.17%
Expected life (in years)	0.5	0.5
Fair value per share	$4.94	$3.75

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

The Company determines the fair value at grant date and expenses that amount over the requisite service period. The following table summarizes the amount of compensation expense recognized for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service based restricted stock unit awards	$50	$—	$150	$—

Total compensation expense recognized for restricted stock unit awards	$50	$—	$150	$—

Stock based compensation expense

Compensation cost for employee stock options, restricted stock awards, RSU awards and ESPP included in cost of sales; selling, general and administrative; and research and development is (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense recognized:
Cost of sales	$97	$118	$300	$296
Selling, general and administrative	682	650	1,832	1,448
Research and development	120	117	346	287

Total stock-based compensation costs	$899	$885	$2,478	$2,031

Note 6 – Comprehensive Loss

The components of other comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss as reported	$(4,637)	$(5,707)	$(12,937)	$(16,241)
Foreign currency translation adjustment	1,653	(2,982)	992	775
Unrealized loss on securities	—	(1)	—	(3)

Comprehensive loss	$(2,984)	$(8,690)	$(11,945)	$(15,469)

Note 7 – Legal Proceedings

There have been no material changes from the legal proceedings disclosed in Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 except the settlement described below.

In February 2009, the Company entered into a settlement agreement with NessCap Co., Ltd., and NessCap, Inc. (“NessCap”). In the settlement agreement, Maxwell and NessCap agreed to drop all pending claims against each other and agreed to a ten year, worldwide cross license of each company’s patents and a mutual covenant not to sue on patents either party has a right to assert. As part of the settlement agreement, NessCap has paid $200,000 to Maxwell and must pay $200,000 in annual installments in the years 2010 through 2013 for a total of $1 million. During the case the Company capitalized patent legal defense costs as additional costs of the patents and is now amortizing these capitalized costs over the remaining lives of these patents. Payments received from NessCap under this settlement have been and will continue to be netted against these capitalized patent legal defense costs upon receipt.

Note 8 – Convertible Debenture

Maxwell accounts for the conversion option in the convertible debenture (the “Debenture”) and the associated warrants as derivative liabilities in accordance with the Derivatives and Hedging Topic of the FASB ASC. The discount at the issuance date attributable to the aggregate fair value of the conversion options, warrants and issuance costs totaling $9.2 million, is being amortized using the effective interest method over the term of the Debenture. For the three months ended September 30, 2009 and 2008, $73,000 and $553,000 and $695,000 and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively, of the discount and prepaid fees were amortized and included in the condensed consolidated statement of operations.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. As of September 30, 2009 and 2008, the interest rate on the Debenture was 1.375% and 3.125%, respectively.

The outstanding principal of the Debenture at September 30, 2009 was $11.1 million; payable in installments of $5.6 million in December 2009, $2.8 million in June 2011 and $2.8 million in September 2011. The holder, at its election, can defer each quarterly payment one time, for up to 24 months. As a result, the final payment may be delayed, at the holders’ election, until December 2011. The holder elected to delay the payment that was due in December 2007 until December 2009, the payment that was due in June 2009 until June 2011 and the payment that was due in September 2009 until September 2011. At September 30, 2009 and December 31, 2008 accrued interest on the Debenture was $39,000 and $91,600, respectively. The following table summarizes principal and interest incurred on the Debenture for the three and nine months ended September 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Value	Shares	Value	Shares
Principal paid with cash	$—	—	$—	—
Principal paid with shares of common stock	—	—	2,778	264
Interest paid with cash	38	N/A	—	—
Interest paid with shares of common stock	—	—	176	16

Total Debenture payments	$38	—	$2,954	280

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Value	Shares	Value	Shares
Principal paid with cash	$2,778	N/A	$—	—
Principal paid with shares of common stock	—	—	8,333	812
Interest paid with cash	84	N/A	356	N/A
Interest paid with shares of common stock	92	18	446	43

Total Debenture payments	$2,954	18	$9,135	855

At September 30, 2009, the Debenture was convertible by the holder at any time into 685,100 common stock. The Company also issued warrants in connection with the issuance of the Debenture. At September 30, 2009 the holder had a total of 462,500 warrants which had an exercise price of $16.22 per share. The warrants are exercisable at any time through December 20, 2010. The exercise price and the number of convertible shares, and warrants have been adjusted from the original issued amounts and continue to be subject to an adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price.

Maxwell may require that a specified amount of the principal of the Debenture be converted if certain conditions are satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applies a Z factor, which is a theoretical measurement of the probability of this occurrence. The probability used as of September 30, 2009 and 2008 was 36.3% and 12.7%, respectively, for forced conversion of 50% of the conversion option at 135% of the original exercise price and 23.3% and 2.9%, respectively, for forced conversion of the remaining conversion option at 175% of the original exercise price. The original exercise price was $19.00 per share.

The fair value of the warrants and embedded conversion options is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Convertible Shares at September 30,		Warrants at September 30,
	2009	2008	2009	2008
Black-Scholes Assumptions:
Conversion / exercise price	$16.22	$17.69	$16.22	$17.69
Market price	$18.43	$13.34	$18.43	$13.34
Expected dividends	—	—	—	—
Expected volatility	90.4%	70.7%	95.3%	64.8%
Average risk-free interest rate	0.75%	1.78%	0.56%	2.06%
Expected term/life (in years)	1.5	1.0	1.2	2.2

The change in fair value on revaluation of Debenture conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The fair value of the warrants at September 30, 2009 and December 31, 2008 was $3.8 million and $318,000 respectively and is included in “Stock warrants” on the balance sheet. The net fair value of the liability to the holder’s and Maxwell’s conversion rights at September 30, 2009 and December 31, 2008 was $4.1 million and $357,000 respectively which is included in “Convertible debenture and long-term debt” on the balance sheet. The effect of the fair market value adjustment for the three months ended September 30, 2009 and 2008 was a $2.8 million loss and $1.0 million loss, respectively and $7.2 million loss and $2.0 million loss for the nine months ended September 30, 2009 and 2008, respectively. These adjustments are recorded as “Loss on embedded derivative and warrants.”

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

The Company shall pay to each holder of registrable securities related to the embedded conversion feature and warrants liquidated damages of 1.5% of the aggregate purchase price every 30th day after a maintenance failure of the registration of the securities. These damages continue each 30 days (pro rated) until the registration failure is cured. As of September 30, 2009, if the Company was not in compliance we would have incurred damages of $167,000 every 30 days until the maintenance failure is cured. In addition, if the damages are not paid in 30 days after they are due the Company would incur interest of 1.0% per month on the outstanding damages.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance in excess of $8.0 million, which is included in restricted cash at September 30, 2009 and December 31, 2008. At December 31, 2008 the restricted cash was classified as a current asset. However, since the holder of the Debenture elected to delay the payments that were due in June and September 2009 until June and September 2011, respectively, the restricted cash was classified as a non-current asset as of September 30, 2009.

Note 9 – Foreign Currency Derivative Instruments

Maxwell uses forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in one month. These contracts are considered economic hedges and are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, and therefore, the change in the instrument’s fair value is recognized currently in earnings.

Losses on foreign currency forward contracts included in cost of sales and selling, general and administrative are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Losses on foreign currency forward contracts recognized:
Cost of sales	$196	$—	$196	$—
Selling, general and administrative	552	—	552	—

Total	$748	$—	$748	$—

As of September 30, 2009, the total notional amount of foreign currency forward contracts not designated as hedges was $5.5 million. The fair value of these derivatives not designated as hedging instruments was $50,000 at September 30, 2009 and is included in “Accounts payable and accrued liabilities” on the Condensed Consolidated Balance Sheet. For additional information, refer to Note 11 – Fair Value Measurements.

These losses were partially offset by gains on those monetary assets and liabilities noted above. Foreign currency transactions gains on those monetary assets and liabilities included in cost of sales and selling, general and administrative are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$124	$—	$124	$—
Selling, general and administrative	526	—	526	—

Total	$650	$—	$650	$—

Note 10 – Defined Benefit Plan

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

Components of the net periodic benefit (cost) were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$(176)	$(120)	$(507)	$(365)
Interest cost	(161)	(171)	(463)	(519)
Expected return on plan assets	331	361	953	1,095
Prior service cost amortization	(10)	(10)	(28)	(29)
Net gain amortization	(93)	—	(268)	—

Net periodic benefit (cost)	$(109)	$60	$(313)	$182

Employer contributions of $147,000 and $140,000 were paid during the three months ended September 30, 2009 and 2008, respectively. Total employer contributions of $425,000 and $410,000 were paid during the nine months ended September 30, 2009 and 2008, respectively. Additional employer contributions of approximately $182,000 are expected to be paid during the remainder of fiscal 2009.

Note 11 – Fair Value Measurement

The convertible debentures issued on December 20, 2005 were evaluated and determined not to be conventional convertible debentures and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued on December 20, 2005, in conjunction with the convertible debt were also evaluated and determined to be a derivative instrument and, therefore, classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value for each reporting period with changes in fair value recorded in our Statement of Operations. The fair value of embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. It is not practicable to estimate the fair value of the convertible debenture at September 30, 2009 based on the current liquidity crisis and the specific terms associated with the debt.

The carrying value of restricted cash and short-term borrowings approximates fair value.

The Company records certain liabilities at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of September 30, 2009, the financial instruments to which this Topic applied were financial liabilities for the conversion feature of the convertible debenture, warrants and foreign currency forward contracts.

Liabilities held by the Company and measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements as of September 30, 2009
Description	Total	Level 1	Level 2	Level 3
Conversion features of convertible debenture	$4,081	—	—	$4,081
Warrants	3,769	—	—	3,769
Foreign currency forward contracts	50	50	—	—

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

Description	Convertible[1] Debenture	Warrants[1]
Beginning balance, December 31, 2008	$357	$318
Total unrealized loss included in income	3,724	3,451

Ending balance, September 30, 2009	$4,081	$3,769

[1]

Refer to note 8 – Convertible Debenture for the valuation model and unobservable data used to calculate fair value of the conversion features of the convertible debenture and warrants issued by the Company.

Note 12 – Related Party

Maxwell, SA made payments to Metar Machines (Metar) for commissions on sales of our High Voltage products. Metar has established business relationships in Asia that provide additional sales opportunity for High Voltage products. Montena, SA (“Montena”) was the majority shareholder of Metar Machines until March 22, 2009. A member of Maxwell Technologies, Inc. Board of Directors, José Cortes, is also a director of Montena. Mr. Cortes is also a minority shareholder of Genturica Ltd. and Genturica Ltd. is the majority shareholder of Montena. As of March 22, 2009, Montena had sold its interest in Metar. Further, the Company has terminated its agreement with Metar as of May 14, 2009, and Metar is no longer a related party. Total expense for this non-exclusive sales commission recognized during the three months ended September 30, 2009 and 2008 were $0 and $54,000, respectively and $128,000 and $184,000 for the nine months ended September 30, 2009 and 2008, respectively. The expense included accounts payable of $0 and $54,000 as of September 30, 2009 and December 31, 2008, respectively. All expenses are classified as selling, general and administrative expense in the statement of operations. Metar and Maxwell used the same independent sales agent in China. See Note 13 below for further information.

Maxwell, SA Pension Plan has provided a long term loan of 700,000 Swiss Francs (approximately $676,000 as of September 30, 2009) to Montena Properties SA. Montena Properties SA is 100% owned by Montena SA. The loan has been negotiated to be completely repaid by December 12, 2010 and bears an interest rate of 4.25%. As stated earlier, a member of Maxwell Technologies, Inc’s Board of Directors, José Cortes, is also a director of Montena SA, as well as an indirect minority stockholder. The loan was provided to Montena Properties SA prior to Mr. Cortes becoming a director of Maxwell and Montena.

Note 13 – Commitments and Contingencies

As a result of Maxwell’s international operations, the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As a result of an internal review, the Company is currently conducting an inquiry into the nature of certain payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. These payments equaled the difference between the quoted price for certain products and the amount that the independent sales agent was able to sell such products to certain customers in China. These payments had previously been recorded as commissions; however, a portion of those payments may actually have been rebated directly or indirectly to customers. The Company recorded commissions to the agent of $1.8 million, $653,000 and $178,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These commissions were based on sales of $8.2 million, $3.4 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. This independent sales agent also worked as an independent sales agent for Metar (see Note 12 above). Maxwell terminated its relationship with this independent sales agent as of May 20, 2009.

For the three months ended September 30, 2009 and 2008, the Company recorded commissions to the agent of $0 and $367,000, respectively and $585,000 and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively. These commissions were based on sales of $0 and $2.3 million for the three months ended September 30, 2009 and 2008, respectively, and $3.1 million and $5.6 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts are recorded as a reduction to revenue for the periods presented. In 2008, these amounts were recorded as commission expense and were included in selling, general and administrative expense in the condensed consolidated statement of operations.

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

The Company has not yet completed its internal review. As this review progresses, the Company is voluntarily sharing information related to its internal review with the SEC and Department of Justice (“DOJ”) and has provided certain documents as requested by the SEC in connection with their review of this matter. In the event that this internal review or any governmental investigation identifies violations of law, the DOJ, the SEC or other governmental authorities could seek civil and/or criminal sanctions, including monetary fines and penalties, against the Company and/or its employees, as well as additional changes to the Company’s business practices and compliance programs, which could have a material adverse effect on its business, results of operations or financial condition. An estimate of the possible loss or range of loss for this matter cannot be made. Therefore, no loss has been recognized.

Note 14 – Subsequent Events

In accordance with the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events through November 5, 2009, the date of issuance of the unaudited condensed consolidated financial statements. On October 16, 2009, at the election of the holder, $1.5 million of Maxwell’s convertible debenture was converted into a total of 90,301 shares of Maxwell’s Common Stock, resulting in a reduction to the outstanding principal balance. The fair value of the stock on that day of $1.9 million was recorded as an increase in stockholders’ equity. This conversion resulted in a reduction to the holder’s and Maxwell’s conversion rights of $481,000 and the recognition of a gain on embedded derivative and warrants of $51,000.

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

Executive Summary

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of our business. Subsequently, we provide a summary of some of the highlights from the nine months ended September 30, 2009, followed by a discussion of the different aspects of our business. We then proceed to discuss our results of operations for the three and nine months ended September 30, 2009 compared with the same periods in 2008. This is followed by an analysis of changes in our balance sheet and cash flows and discussion of our capital requirements and financing activities in the section entitled “Liquidity and Capital Resources.” We then review recent and pending accounting pronouncements along with the market risks on our business.

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

Highlights of the Nine Months Ended September 30, 2009

We reported revenue of $26.1 million and a net loss of $4.6 million, or $0.18 per diluted share, for the third quarter of 2009; compared with revenue of $21.4 million and a net loss of $5.7 million, or $0.27 per diluted share, for the same quarter in 2008. We reported revenue of $73.3 million and a net loss of $12.9 million, or $0.54 per diluted share, for the nine months ended September 30, 2009; compared with revenue of $57.5 million and a net loss of $16.2 million, or $0.79 per diluted share, for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, we continued to focus on developing strategic alliances, introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, funding capital improvements, augmenting executive management and improving production processes. Some of these efforts are described below:

•

In September, we announced the availability of our PC-10 ultracapacitor with proprietary electrode for enhancing the reliability of backup power in enterprise storage, powering smart utility meters, and benefiting a variety of other industrial applications.

•

In September, we announced that Continental AG, one of the world’s leading automotive electronics and mechatronics suppliers, has selected Maxwell’s BOOSTCAP® ultracapacitors as the energy storage element of a voltage stabilization system it has developed for automobiles.

•	In August, we announced the promotion of George Kreigler III to the new position of chief operating officer, with overall responsibility for our operations in the U.S., Europe and Asia.

•	In July, we announced the appointment of Sacha Jenny to vice president and general manager of our Swiss subsidiary, Maxwell Technologies SA.

•	In July, we entered into a global catalog distribution agreement with Mouser Electronics, Inc., known for its rapid introduction of the newest products.

•

In May, we raised money from the sale of two million shares of common stock in a public offering underwritten by Roth Capital Partners. In June the underwriter exercised its option to purchase and additional 300,000 shares. In total we sold 2.3 million shares for a total of $18.6 million, net of expenses.

•

In April, we received purchase orders with a total value of approximately $13.5 million from three of China’s leading transit bus producers for BOOSTCAP® ultracapacitor modules to support braking energy recuperation and torque assist functions in diesel-electric hybrid transit buses.

•	In March, we announced the appointment of Kevin S. Royal as senior vice president, chief financial officer, treasurer and secretary. Mr. Royal began employment at Maxwell on April 20, 2009.

•

In January, we announced that Vanner Inc., a manufacturer of electrical power conversion products, has selected our BOOSTCAP® ultracapacitor modules to provide burst power for a retrofit diesel engine starter system that will be installed in Chicago transit buses.

Results of Operations and Financial Condition:

The Third Quarter of 2009 Compared with the Third Quarter of 2008

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended September 30,
	2009	2008
Revenue	100%	100%
Cost of sales	62%	71%

Gross profit	38%	29%
Operating expenses:
Selling, general and administrative	28%	28%
Research and development	16%	19%

Total operating expenses	44%	47%

Loss from operations	(6)%	(18)%
Other expense, net	(12)%	(9)%

Loss from continuing operations before income taxes	(18)%	(27)%
Income tax provision	0%	0%

Net loss	(18)%	(27)%

Loss from operations for the third quarter of 2009 improved $2.3 million, or 57%, compared with the same quarter one year ago. Various items influenced the improvement in our operations; the primary influences include an increase in gross profit and decreases in costs of research and development as a percentage of revenue. Additional year over year fluctuations are discussed below.

Net loss for the third quarter of 2009 was $1.1 million lower than the same quarter one year ago. Net loss reported in the current quarter was $4.6 million, or $0.18 per share, while net loss was $5.7 million, or $0.27 per share, in the same quarter one year ago. The decrease in net loss was driven by a decrease in the loss from operations of $2.3 million and amortization of debt discount of $480,000, offset in part by an increase in the loss on embedded derivative and warrants of $1.8 million.

Revenue and Gross Profit

The following table presents a comparison of third quarter 2009 and 2008 revenue, cost of sales and gross profit for the quarters ended September 30, 2009 and 2008 (in thousands, except percentage):

	Quarter Ended September 30, 2009		Quarter Ended September 30, 2008		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue	$26,101	100%	$21,380	100%	$4,721	22%
Cost of sales	16,164	62%	15,239	71%	925	6%

Gross profit	$9,937	38%	$6,141	29%	$3,796	62%

Revenue. In the third quarter of 2009, revenue increased 22% to $26.1 million, compared with $21.4 million in the same quarter one year ago. Product revenue increased 24% or $5.1 million and license fee and service revenue decreased 100% or $407,000. The increase in total revenue was influenced primarily by higher volume in our ultracapacitor and microelectronic product lines.

A substantial amount of our revenue is generated through our Swiss subsidiary. As such, reported revenue can be materially impacted by the fluctuation of the Swiss Franc to U.S. dollar, our reporting currency. However, the impact for comparing revenue for the third quarter of 2009 compared with the same quarter one year ago was less than half of one percent as the weighted-average foreign exchange rate of the U.S. dollar to the Swiss Franc was $0.9414 per Swiss Franc for the quarter ended September 30, 2009 compared with $0.9370 per Swiss Franc for the same quarter one year ago.

The following table presents revenue mix by product line for the quarters ended September 30, 2009 and 2008:

	Quarters Ended September 30,
	2009	2008
Ultracapacitors	40%	36%
High-Voltage Capacitors	40%	45%
Microelectronics	20%	19%

Total	100%	100%

Gross Profit. In the third quarter of 2009, gross profit increased $3.8 million or 62% compared with the same quarter one year ago. Gross profit increased $2.4 million due to net reductions of product costs and $1.4 million due to an increase in the sales volume. As a percentage of revenue, gross profit increased to 38% compared with 29% in the same period one year ago.

As sales of our ultracacitors product line have increased, the volume has reached a point where more cost effective means of shipping can be used. We are now utilizing a higher mix of ocean freight rather than air freight. As a result, freight costs during the third quarter of 2009 have decreased $552,000, or 43%, compared with the same quarter one year ago. As a percentage of ultracapacitor product revenue, freight costs have decreased to 4% in the third quarter of 2009, down from 13% in the same quarter one year ago. The increase in gross profit during the third quarter of 2009 compared with the same quarter one year ago improved by $405,000 due to favorable foreign currency exchange rates. Gross profit for the third quarter of 2009 was impacted negatively by lower license fee and service revenue of $407,000 compared with the third quarter of 2008.

Selling, General & Administrative (SG&A) Expense

The following table presents selling, general and administrative (SG&A) expense for the third quarter of 2009 and 2008 (in thousands, except percentage):

	Third Quarter 2009		Third Quarter 2008		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Selling, general and administrative	$7,288	28%	$6,044	28%	$1,244	21%

SG&A expenses were 28% of revenue for third quarter of 2009, which is the same as the quarter one year ago, although total expense increased by $1.2 million, or 21%. The increase in expense of $1.2 million was driven primarily by $482,000 of executive severance, increases of $433,000 in labor costs, $365,000 of legal and professional fees related primarily to our internal review of our international operations, $155,000 of expenses related to German sales operations and $111,000 in commissions. These increases were partially offset by decreases of $191,000 in travel costs, $109,000 in corporate legal fees and $102,000 in depreciation expense.

Research & Development (R&D) Expense

The following table presents research and development (R&D) expense for the third quarter of 2009 and 2008 (in thousands, except percentage):

	Quarter Ended September 30, 2009		Quarter Ended September 30, 2008		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$4,274	16%	$4,003	19%	$271	7%

R&D expenses were 16% of revenue for the third quarter of 2009, compared with 19% from the same quarter one year ago, while total expenses increased by $271,000 or 7%. The increase in absolute dollars was driven primarily by increases of $299,000 of labor costs and $88,000 of product introduction costs. These increases were partially offset by a decrease in facility costs of $72,000.

Provision for Income Taxes

We recorded an income tax provision of $33,000 for the third quarter of 2009 compared with $11,000 for the same quarter in 2008. This provision is related to our Swiss operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Nine Months Ended September 30,
	2009	2008
Revenue	100%	100%
Cost of sales	65%	72%

Gross profit	35%	28%
Operating expenses:
Selling, general and administrative	25%	29%
Research and development	16%	19%

Total operating expenses	41%	48%

Loss from operations	(6)%	(20)%
Other expense, net	(11)%	(7)%

Loss from continuing operations before income taxes	(17)%	(27)%
Income tax provision	1%	1%

Net loss	(18)%	(28)%

Loss from operations for the nine months ended September 30, 2009 improved $4.4 million, or 6%, compared with the same period one year ago. Various items influenced the improvement in our operations; the primary influences include an increase in gross profit and decreases in SG&A and R&D as a percentage of revenue. More specifics of these areas are discussed below.

Net loss for the nine months ended September 30, 2009 improved $3.3 million, or 20%, compared with the same period one year ago. Net loss reported for the nine months ended September 30, 2009 was $12.9 million, or $0.54 per share, while net loss was $16.2 million, or $0.79 per share, in the same period one year ago. The improvement in net loss was impacted negatively by $5.2 million of higher losses on embedded derivatives and warrants during the nine months ended September 30, 2009 compared with the same period one year ago.

Revenue and Gross Profit

The following table presents revenue, cost of sales and gross profit for the nine months ended September 30, 2009 and 2008 (in thousands, except percentage):

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue	$73,314	100%	$57,504	100%	$15,810	27%
Cost of sales	47,409	65%	41,427	72%	5,982	14%

Gross profit	$25,905	35%	$16,077	28%	$9,828	61%

Revenue. During the nine months ended September 30, 2009, revenue increased 27% to $73.3 million, compared with $57.5 million in the same period one year ago. Product revenue increased 31% or $17.3 million and license fee and service revenue decreased 100% or $1.5 million. The increase in total revenue was influenced primarily by higher volume in our ultracapacitor and microelectronic product lines.

A substantial amount of our revenue is generated through our Swiss subsidiary. As such reported revenue can be materially impacted by the fluctuation of the Swiss Franc to U.S. dollar, our reporting currency. The year to date weighted-average foreign exchange rate of the U.S. dollar to the Swiss Franc decreased 5% to $0.9030 per Swiss Franc for the nine months ended September 30, 2009, down from $0.9506 per Swiss Franc for the same period one year ago. To quantify this change, the revenues from foreign operations generated during the nine months ended September 30, 2009 compared with the same period one year ago decreased $2.4 million due to the decrease in foreign exchange rates.

The following table presents revenue mix by product line for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Ultracapacitors	39%	34%
High-Voltage Capacitors	42%	47%
Microelectronics	19%	19%

Total	100%	100%

Gross Profit. During the nine months ended September 30, 2009, gross profit increased $9.8 million or 61% compared with the same period one year ago. Gross profit increased $5.4 million due to net reductions of product costs and $4.4 million due to an increase in the volume of sales. As a percentage of revenue, gross profit increased to 35% compared with 28% in the same period one year ago.

As sales of our ultracacitors product line have increased, the volume has reached a point where cost effective means of shipping can be used. We are now utilizing a higher mix of ocean freight rather than air freight. As a result, freight costs during the nine months ended September 30, 2009 have decreased $1.4 million, or 51%, compared with the same period one year ago. As a percentage of ultracapacitor product revenue, freight costs have decreased to 7% during the nine months ended September 30, 2009 compared with 34% in the same period one year ago. The increase in gross profit during the nine months ended September 30, 2009 compared with the same period one year ago was reduced by $903,000 due to unfavorable foreign currency exchange rates. Gross profit for the nine months ended September 30, 2009 was negatively impacted by lower license fee and service revenue of $1.5 million compared with the same period in 2008.

Selling, General & Administrative (SG&A) Expense

The following table presents selling, general and administrative (SG&A) expense for the nine months ended September 30, 2009 and 2008 (in thousands, except percentage):

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Selling, general and administrative	$17,962	25%	$16,448	29%	$1,514	9%

SG&A expenses were 25% of revenue for the nine months ended September 30, 2009, compared with 29% from the same period one year ago, while total expense increased by $1.5 million, or 9%. This increase in absolute dollars was driven primarily by increases of $1.2 million of labor, $519,000 of expenses related to German sales operations, $509,000 of legal and professional fees related primarily to our internal review of our international operations, $482,000 of executive severance and $234,000 of stock-based compensation expense. These increases were partially offset by greater foreign currency transaction gains of $827,000, decreases of $447,000 in travel expenses and $243,000 related to a decrease in exchange rates.

Research & Development (R&D) Expense

The following table presents research and development (R&D) expense for the nine months ended September 30, 2009 and 2008 (in thousands, except percentage):

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$12,066	16%	$10,796	19%	$1,270	12%

R&D expenses were 16% of revenue for the nine months ended September 30, 2009, compared with 19% from the same period one year ago, while total expenses increased by $1.3 million. The increase in absolute dollars was driven primarily by increases of $851,000 of labor, $587,000 of product introduction costs and $129,000 of tools and supplies; offset in part by decreases of $144,000 of facility costs and $100,000 related to decreases in exchange rates.

Provision for Income Taxes

We recorded an income tax provision of $475,000 for the nine months ended September 30, 2009 compared with $512,000 for the same period in 2008. This provision is related to our Swiss operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

Commitments and Contingencies

As a result of our international operations, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As a result of an internal review, we are currently conducting an inquiry into the nature of certain payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. These payments equaled the difference between our quoted price for certain products and the amount that the independent sales agent was able to sell such products to certain customers in China. These payments had previously been recorded as commissions; however, a portion of those payments may actually have been rebated directly or indirectly to customers. We recorded commissions to the agent of $1.8 million, $653,000 and $178,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These commissions were based on sales of $8.2 million, $3.4 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. This independent sales agent also worked as an independent sales agent for Metar (see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report). We terminated our relationship with this independent sales agent as of May 20, 2009.

For the quarters ended September 30, 2009 and 2008, we recorded commissions to the agent of $0 and $367,000, respectively and $585,000 and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively. These commissions were based on sales of $0 and $2.3 million for the three months ended September 30, 2009 and 2008, respectively, and $3.1 million and $5.6 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts are recorded as a reduction to revenue for the periods presented. In 2008, these amounts were recorded as commission expense and were included in selling, general and administrative expense in the condensed consolidated statement of operations.

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

We have not yet completed our internal review. As we progress, we are voluntarily sharing information related to our internal review with the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) and have provided certain documents as requested by the SEC in connection with their review of this matter. In the event that our internal review or any governmental investigation identifies violations of law, the DOJ, the SEC or other governmental authorities could seek civil and/or criminal sanctions, including monetary fines and penalties, against the Company and/or its employees, as well as additional changes to our business practices and compliance programs, which could have a material adverse effect on our business, results of operations or financial condition. An estimate of the possible loss or range of loss for this matter cannot be made. Therefore, no loss has been recognized.

Liquidity and Capital Resources

Changes in Cash Flow

Our net cash used in operating activities was $433,000 for the nine months ended September 30, 2009, which resulted primarily from a net loss of $12.9 million and net working capital outflows of $3.3 million, offset by net non-cash charges of $15.8 million. The net cash used in operating activities of $6.5 million for the nine months ended September 30, 2008 was the result of a net loss of $16.2 million and net working capital outflows of $869,000, offset by net non-cash charges of $10.6 million. The reduction in net loss of $3.7 million in the first nine months of 2009 compared with the same period in 2008 was driven primarily by a reduction in loss from operations of $7.0 million offset by net increases in other expenses of $3.7 million. The increase in net non-cash charges of $5.2 million in the first nine months of 2009 compared with the same period in 2008 was driven primarily by an increase in the loss on embedded derivatives and warrants. The net working capital outflows of $3.3 million in the first nine months of 2009 was driven primarily by increases in trade and other accounts receivable of $6.5 million, offset by increases in accounts payable and accrued liabilities of $2.3 million and an increase in accrued employee compensation of $1.1 million.

The net cash used in investing activities was $3.8 million for the nine months ended September 30, 2009, which resulted from capital expenditures. The net cash provided by investing activities was $1.3 million for the nine months ended September 30, 2008, which resulted primarily from maturities of marketable securities of $8.1 million, offset by capital expenditures of $5.3 million, restrictions on cash and cash equivalents of $825,000, purchases of marketable securities of $501,000 and purchases of intangible assets of $152,000.

The net cash provided by financing activities for the nine months ended September 30, 2009 was $21.9 million, which resulted primarily from the issuance of common stock of $25.7 million and proceeds from long-term and short-term borrowing of $6.3 million, offset by principal payments on long-term and short-term debt of $9.6 million and the retirement of our common stock in the amount of $450,000. The net cash provided by financing activities for the nine months ended September 30, 2008 was $4.0 million, which resulted primarily from net proceeds from the issuance of common stock of $4.5 million and proceeds from the issuance of long-term and short-term debt of $4.2 million, offset by principal payments on long-term and short-term debt of $4.7 million.

Liquidity

As of September 30, 2009, we had approximately $30.2 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $38.2 million. The cash restriction will be released when the convertible debenture is repaid or converted.

In November 2006, we filed an S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. In August 2008 we entered into an Equity Distribution Agreement (“EDA”) with UBS Securities LLC (“UBS”) to, from time to time, sell up to $15 million of our common stock. We have received $8.1 million in cash from the sale of 1.2 million shares of our common stock since entering into the EDA. Beginning in April 2009 we suspended the EDA program. In May 2009 we issued shares of common stock, par value $0.10 per share through a public offering underwritten by Roth Capital Partners (“Roth”) for 2 million shares with an over-allotment option to purchase an additional 300,000 shares. In exchange for its services as underwriter, we paid Roth a commission of 7% of the gross sales price of the shares sold. During the nine months ended September 30, 2009, the Company received $18.6 million in cash from the sale of 2.3 million shares, net of expenses.

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

Although we were able to raise $18.6 million through an underwritten public offering during the second quarter of 2009, we may be required to raise additional funds if we continue to generate net losses and use cash in our operations. While there are no certainties that we will be successful in our efforts, it is currently our belief that we have several options to raise capital.

Based on our assessment of our current and long-term obligations, we believe we will have adequate resources to fund working capital requirements, obligations as they become due, capital equipment additions and product development expenditures through the next 12 months.

Debenture, Short-term and Long Term Borrowings

Convertible Debenture

On December 20, 2005, we issued a senior subordinated convertible debenture in aggregate principal amount of $25 million (the “Debenture”) along with warrants to purchase shares of Maxwell common stock. The outstanding Debenture of $11.1 million is payable in installments of $5.6 million in December 2009, $2.8 million in June 2011 and $2.7 million in September 2011. The holder, at its election, can defer each quarterly payment one time, for up to 24 months. As a result, the final payment of $2.7 million may be delayed, at the holders’ election, until December 2011. The holder elected to delay the payment that was due in December 2007 until December 2009, the payment that was due in June 2009 until June 2011 and the payment that was due in September 2009 until September 2011.

At September 30, 2009 the outstanding principal due on the Debenture was $11.1 million. Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. During the nine months ended September 30, 2009 we made interest payments in common stock of $92,000.

The change in fair value on revaluation of Debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and Debenture conversion rights between the two measurement dates using a Black-Scholes calculation. The effect of the fair market value adjustment is recorded as “Gain (loss) on embedded derivatives and warrants.”

The net fair value of the holder’s and Maxwell’s conversion rights at September 30, 2009 was a net liability of $3.6 million, and is included in “Convertible debenture and long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debenture had a fair value at September 30, 2009 of $357,000, which is included in “Stock warrants” on the balance sheet. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised through September 30, 2009.

As long as the Debenture is outstanding, the Company is required to maintain a restricted cash balance of $8.0 million.

Short-term borrowings

Maxwell SA, has a 2.0 million Swiss Franc (approximately $1.9 million as of September 30, 2009) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 3.90% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of September 30, 2009 and December 31, 2008 the full amount available under the credit line was drawn.

Maxwell SA, has a 1.0 million Swiss Franc (approximately $965,000 as of September 30, 2009) overdraft credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 2.12%. Borrowings under the credit agreement are unsecured and as of September 30, 2009 and December 31, 2008, $934,000 and $917,000, respectively, of the overdraft credit line was drawn.

Maxwell SA, has a 2.0 million Swiss Franc (approximately $1.9 million as of September 30, 2009) short-term loan agreement with a Swiss bank. Borrowings under this short-term loan agreement bear interest at 2.85% with repayment terms extending beyond one month from the date of funding. Borrowings under the short-term loan agreement are unsecured and as of September 30, 2009 and December 31, 2008, the full amount of the credit line was drawn.

Long-term borrowings

Maxwell SA, had a lending agreement for the acquisition of manufacturing equipment up to 1.5 million Swiss Franc. After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 7.9%. As of September 30, 2009 and December 31, 2008 the balance of the obligation was $630,000 and $863,000, respectively, with final payment due in 2011.

We have various financing agreements for vehicles in Switzerland. These agreements are for up to a five year repayment period with interest rates of 4.9% to 7.0%. As of September 30, 2009 and December 31, 2008 $118,000 and $112,000, respectively, was outstanding.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which provides amendments to the Fair Value Measurements and Disclosures—Overall Subtopic of the FASB ASC for the fair value measurement of liabilities. This update provides clarification for the fair value measurement of liabilities in which a quoted market price in an active market for an identical liability is not available. The amendments in this Update clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this Update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this update did not have a material impact on our financial statements.

In June 2009, the FASB issued ASU 2009-01, Generally Accepted Accounting Principles and approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental US GAAP. The Codification does not change previous US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All prior accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The implementation of this update did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB updated and we adopted the Subsequent Events Topic of the FASB ASC to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This topic is effective in the first interim period ending after June 15, 2009. The adoption of this update did not have a material impact on our financial statements.

In April 2009, the FASB updated the Fair Value Measurements and Disclosures Topic of the FASB ASC to provide guidelines for making fair value measurements more consistent with the principles presented in this Topic. This update provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures. The pronouncement is effective for periods ending after June 15, 2009. The adoption of this update did not have a material impact on our financial statements.

In April 2009, the FASB updated the Debt and Equity Securities Topic of the FASB ASC to give additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This update applies to debt securities. This also modifies the requirements for recognizing other-than-temporary impaired debt securities and revises the existing impairment model for such securities by modifying the current “intent and ability” indicator in determining whether a debt security is other-than-temporarily impaired. The pronouncement is effective for periods ending after June 15, 2009. The adoption of this update did not have a material impact on our financial statements.

In April 2009, the FASB updated the Financial Instruments Topic of the FASB ASC to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This update also requires those disclosures in all interim financial statements. As this update is only disclosure-related, it did not have an impact on the financial position and results of operations.

Pending Accounting Pronouncements

In September 2009, the FASB reached a consensus on ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this update will have on our consolidated financial statements.

In December 2008, the FASB updated the Retirement Benefits Topic of the FASB ASC to require more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. This update also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by this update must be provided for fiscal years ending after December 15, 2009. As this update is only disclosure-related, it will not have an impact on the financial position and results of operations.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA, has Euro and local currency (Swiss Francs) revenue and operating expenses as well as local currency loans. Changes in these currency exchange rates impact the U.S. dollar amount of revenue, expenses and debt. The Company has certain long term contracts in a currency other than U.S. dollars. A change of 100 basis points (or 1%) in the customer local currency would impact the value of the contracts by approximately $60,000.

As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates.

Interest Rate Risk

At September 30, 2009, we had approximately $20.1 million in debt, of which $9.4 million is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet or statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points in the interest rate would have a $201,000 effect on our related interest expense.

Fair Value Risk

We record an adjustment on our convertible debenture adjusting the fair value of the embedded conversion options and stock warrants. The change in the value of theses instruments is impacted primarily by the price of our stock at the end of each reporting period. This adjustment creates a non-cash effect on our statement of operations which may have a significant impact.

Item 4.	Controls and Procedures

Our management evaluated, under the supervision and with the participation of our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the last fiscal quarter pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our international operations are subject us to the U.S. Foreign Corrupt Practices Act, or FCPA. If we fail to comply with the laws and regulations thereunder we could be subject to civil and/or criminal penalties.

As a result of our international operations, we are subject to the FCPA, which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As a result of an internal review, we are currently conducting an inquiry into the nature of certain payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. These payments equaled the difference between our quoted price for certain products and the amount that the independent sales agent was able to sell such products to certain customers in China. These payments had previously been recorded as commissions; however, a portion of those payments may actually have been rebated directly or indirectly to customers. We recorded commissions to the agent of $1.8 million, $653,000 and $178,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These commissions were based on sales of $8.2 million, $3.4 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. This independent sales agent also worked as an independent sales agent for Metar (see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report). We terminated our relationship with this independent sales agent as of May 20, 2009.

For the three months ended September 30, 2009 and 2008, we recorded commissions to the agent of $0 and $367,000, respectively and $585,000 and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively. These commissions were based on sales of $0 and $2.3 million for the three months ended September 30, 2009 and 2008, respectively, and $3.1 million and $5.6 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts are recorded as a reduction to revenue for the periods presented. In 2008, these amounts were recorded as commission expense and were included in selling, general and administrative expense in the condensed consolidated statement of operations.

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

We have not yet completed our internal review. As we progress, we are voluntarily sharing information related to our internal review with the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) and have provided certain documents as requested by the SEC in connection with their review of this matter. In the event that our internal review or any governmental investigation identifies violations of law, the DOJ, the SEC or other governmental authorities could seek civil and/or criminal sanctions, including monetary fines and penalties, against the Company and/or its employees, as well as additional changes to our business practices and compliance programs, which could have a material adverse effect on our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Employment agreement effective as of September 21, 2009 between the Company and George Kreigler. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2009	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date: November 5, 2009	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary