Form 10-Q
period 2010-03-31
MAXWELL TECHNOLOGIES INC
filed 2010-05-04
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-15477

MAXWELL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2390133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5271 Viewridge Court, Suite 100, San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

(858) 503-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2010 is 26,417,355 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2010

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The following condensed balance sheet as of December 31, 2009, which has been derived from audited financial statements, does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. In the opinion of management, these unaudited statements contain all adjustments (consisting of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation for the periods presented as required by Regulation S-X, Rule 10-01.

Actual results could differ materially from those estimates. In addition, operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2010.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$30,066	$29,582
Trade and other accounts receivable, net of allowance for doubtful accounts of $408 and $386 at March 31, 2010 and December 31, 2009, respectively	19,515	20,485
Inventories, net	18,545	17,788
Prepaid expenses and other current assets	1,699	1,776

Total current assets	69,825	69,631
Property and equipment, net	16,783	17,080
Intangible assets, net	2,551	2,922
Goodwill	22,439	22,799
Prepaid pension asset	7,726	7,653
Restricted cash	8,000	8,000
Other non-current assets	731	734

Total assets	$128,055	$128,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,923	$23,672
Accrued warranty	486	588
Accrued employee compensation	3,747	4,615
Short-term borrowings and current portion of long-term debt	5,133	5,245
Stock warrants	488	2,465
Deferred tax liability	906	906

Total current liabilities	36,683	37,491
Deferred tax liability, long-term	1,097	1,097
Convertible debenture and long-term debt, excluding current portion	10,107	11,452
Other long-term liabilities	807	787

Total liabilities	48,694	50,827

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 26,390 and 26,321 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,639	2,633
Additional paid-in capital	225,544	224,575
Accumulated deficit	(156,572)	(157,814)
Accumulated other comprehensive income	7,750	8,598

Total stockholders’ equity	79,361	77,992

Total liabilities and stockholders’ equity	$128,055	$128,819

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Sales	$26,623	$22,459
Cost of sales	16,412	15,406

Gross profit	10,211	7,053
Operating expenses:
Selling, general and administrative	7,175	5,046
Research and development	4,582	3,694
Amortization of intangibles	81	94

Total operating expenses	11,838	8,834

Loss from operations	(1,627)	(1,781)
Interest expense, net	(50)	(75)
Amortization of debt discount and prepaid debt costs	(21)	(379)
Gain (loss) on embedded derivatives and warrants	3,249	(607)

Income (loss) from continuing operations before income taxes	1,551	(2,842)
Income tax provision	309	123

Net income (loss)	$1,242	$(2,965)

Net income (loss) per share:
Basic	$0.05	$(0.13)
Diluted	$0.05	$(0.13)

Weighted average common shares outstanding:
Basic	26,095	22,345
Diluted	26,784	22,345

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$1,242	$(2,965)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,354	1,272
Amortization	155	163
Amortization of debt discount and prepaid debt costs	21	379
Loss (gain) on embedded derivatives and warrants	(3,249)	607
Pension cost (benefit)	(51)	101
Stock-based compensation	623	738
Shares issued for interest payments	—	92
Provision for losses on accounts receivable	25	252
Changes in operating assets and liabilities:
Trade and other accounts receivable	1,472	(4,740)
Inventories	(885)	(1,272)
Prepaid expenses and other assets	240	(83)
Accounts payable and accrued liabilities	2,341	2,332
Accrued employee compensation	(849)	(199)
Other long-term liabilities	(20)	(18)

Net cash provided by (used in) operating activities	2,419	(3,341)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,189)	(1,523)

Net cash used in investing activities	(1,189)	(1,523)

FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(3,015)	(3,984)
Proceeds from long-term and short-term borrowings	2,913	845
Retirement of shares	(91)	—
Net cash proceeds from issuance of common stock	443	2,618

Net cash provided by (used in) financing activities	250	(521)

Increase (decrease) in cash and cash equivalents from operations	1,480	(5,385)
Effect of exchange rate changes on cash and cash equivalents	(996)	168

Increase (decrease) in cash and cash equivalents	484	(5,217)
Cash and cash equivalents, beginning of period	29,582	12,576

Cash and cash equivalents, end of period	$30,066	$7,359

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context otherwise requires, all references to “Maxwell” and the “Company” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our European Subsidiary, Maxwell Technologies, SA.

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1996, the Company changed its name to Maxwell Technologies, Inc.

Maxwell has two manufacturing locations (San Diego, California and Rossens, Switzerland). In addition, we have two contract manufacturers, located in Shenzhen, China and Tianjin, China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

•

Ultracapacitors: The Company’s primary focus is on ultracapacitors, energy storage devices that possess a unique combination of high power density, long operational life and the ability to charge and discharge very rapidly. The Company’s BOOSTCAP® ultracapacitor cells and multi-cell modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including transportation, automotive, telecommunications, renewable energy and consumer and industrial electronics.

•

High-Voltage Capacitors: The Company’s CONDIS® high-voltage capacitors are extremely robust devices that are designed and manufactured to perform reliably for decades in all climates. These products include grading and coupling capacitors and capacitive voltage dividers that are used to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•

Radiation-Mitigated Microelectronic Products: The Company’s radiation-mitigated microelectronic products include high-performance, high-density power modules, memory modules and single board computers that incorporate the Company’s proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand environmental radiation effects and perform reliably in space.

The Company’s products are designed and manufactured to perform reliably for the life of the products and systems into which they are integrated. The Company achieves high reliability through the application of proprietary technologies and rigorously controlled design, development, manufacturing and test processes.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary to present fairly the financial position, results of operations, and cash flows of Maxwell Technologies, Inc. for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted in the accompanying interim consolidated financial statements.

Liquidity

As of March 31, 2010, the Company had approximately $30.1 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $38.1 million. The cash restriction will be released when the convertible debenture is repaid or converted.

Based on the Company’s assessment of its current and long-term obligations, management believes it will have adequate resources to fund working capital requirements, obligations as they become due, capital equipment additions and product development expenditures for the next several years.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, provisions for deferred income taxes, the incurrence of warranty obligations, stock compensation expense, impairment of goodwill and other intangible assets, estimations of the cost to complete certain projects, recoverability of patents, estimation of the probability that the performance criteria of restricted stock awards will be met and the fair value of warrants and embedded conversion options related to convertible debentures. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion generally occurs over the life of a product. As a result of such factors, actual results could differ materially from the estimates used by management.

Revenue Recognition

Sales revenue is derived from the sale of manufactured products directly to customers. For certain long-term contracts, revenue is recognized at the time costs are incurred. Product revenue is recognized, according to the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Numbers 101, Revenue Recognition in Financial Statements, and 104, Revenue Recognition, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from a customer); (2) title passes to the customer at either shipment from our facilities or receipt at the customer facility, depending on shipping terms; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return.

Revenue generated from fixed price contracts is recognized on a percentage of completion basis measured by the percentage of cost incurred to date to the estimated costs for each contract, as required by the Construction-Type and Production-Type Contracts Subtopic of the FASB ASC, and is limited by the funding of the prime contractor. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.

From time to time the Company has entered into multiple-element contractual arrangements with elements of software that are essential to the functionality of the delivered elements. Additionally, the Company has contracts where all the elements of the agreement need to be delivered and accepted by the customer prior to any revenue being recognized for the deliverables. The Company recognizes revenue on the delivered elements when vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements exists in accordance with the Software Revenue Recognition Subtopic of the FASB ASC. The Company has entered into a contract whereby the Company has delivered certain elements and VSOE of fair value of the undelivered elements did not exist. As of March 31, 2010, the Company has recorded approximately $1.9 million of deferred revenue, which is included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheet.

For contract research and development arrangements that contain up-front or milestone-based payments, the Company recognizes revenue using the proportional performance method based on the percentage of costs incurred relative to the total costs estimated to be incurred to complete the contract. Revenue recognition computed under this methodology is compared with the amount of non-refundable cash payments received or contractually receivable at the reporting date and the lesser of the two amounts is recognized as revenue at each reporting date. The proportional performance methodology applied by the Company utilizes an input based measure, specifically costs incurred to date, to determine proportional performance because the Company believes the use of an input measure is a reasonable surrogate of proportional performance compared to an output based measure, such as milestones. Amounts billed in advance are recorded as deferred revenue, which is included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheet. Since payments received are generally non-refundable, the termination of a contract by a customer prior to its completion could result in an immediate recognition of deferred revenue relating to payments already received but not previously recognized as revenue.

Foreign Currency Derivative Instruments

As part of its risk management strategy, Maxwell uses forward contracts to hedge certain foreign currency exposures. Maxwell’s objective is to offset gains or losses resulting from these exposures with opposing gains or losses on the forward contracts, thereby reducing volatility of earnings created by these foreign currency exposures. In accordance with the Derivatives and Hedging Topic of the FASB ASC, the fair values of the forward contracts are estimated based on quoted market prices and all forward contracts are recorded in “prepaid expenses and other current assets” or “accounts payable and accrued liabilities” on the condensed consolidated balance sheet at fair value. Any gains or losses recognized on these contracts are recorded in “cost of sales” and “selling, general and administrative” expense on the condensed consolidated statement of operations.

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss) as reported	$1,242	$(2,965)
Foreign currency translation adjustment	(850)	(2,497)
Unrealized loss on securities	2	—

Comprehensive income (loss)	$394	$(5,462)

Computation of Net Income (Loss) per Share

In accordance with the Earnings Per Share Topic of the FASB ASC, basic income (loss) per share is calculated using the weighted average number of common shares outstanding. Potentially dilutive securities are not considered in the calculation of net loss per share, as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator
Net income (loss)	$1,242	$(2,965)

Denominator
Weighted-average common shares outstanding	26,095	22,345
Effect of potentially dilutive securities
Outstanding options to purchase common stock	434	—
Restricted stock awards outstanding	247	—
Restricted stock unit awards	8	—

Weighted-average common shares outstanding, assuming dilution	26,784	22,345

Net income (loss) per share
Basic	$0.05	$(0.13)
Diluted	$0.05	$(0.13)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be antidilutive (in thousands):

	March 31,
Common Stock	2010	2009
Outstanding options to purchase common stock	313	2,248
Restricted stock awards outstanding	—	385
Shares issuable on conversion of convertible debentures	514	648
Warrants to purchase common stock	462	438
Restricted stock unit awards	—	1

Income Tax Provision

The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

Pending Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, to improve the disclosures about fair value measurements. This update requires the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), the Company will be required to present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). This update provides clarification as to the level of disaggregation in determining the appropriate classes of assets and liabilities. This update clarifies disclosures about inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As this update is only disclosure-related, it does not have an impact on the Company’s financial position and results of operations.

In October 2009, the FASB reached a consensus on ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This new pronouncement allows the Company to recognize revenue on multiple-deliverable arrangements earlier than in previous years. Although the Company is unable to estimate what those amounts will be in the future, the amounts recognized for multiple-deliverable revenue arrangements were approximately zero dollars, $896,000 and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. There was no revenue recognized for multiple-deliverable revenue arrangements during the three months ended March 31, 2010. As of March 31, 2010 and December 31, 2009, there was approximately $1.9 million of deferred revenue related to multiple-deliverable revenue arrangements.

Note 2 – Balance Sheet Details

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

	March 31, 2010	December 31, 2009
Inventories:
Raw material and purchased parts	$10,620	$10,190
Work-in-process	3,772	3,685
Finished goods	6,880	6,555
Inventory reserve	(2,727)	(2,642)

Net inventory	$18,545	$17,788

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of March 31, 2010:
Patents	$3,076	$(1,344)	$—	$1,732
Developed core technology	1,100	(1,041)	282	341
Patent license agreement	741	(230)	(33)	478

Total intangible assets at March 31, 2010	$4,917	$(2,615)	$249	$2,551

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2009:
Patents	$3,276	$(1,263)	$—	$2,013
Developed core technology	1,100	(1,002)	288	386
Patent license agreement	741	(194)	(24)	523

Total intangible assets at December 31, 2009	$5,117	$(2,459)	$264	$2,922

Goodwill

The change in the carrying amount of goodwill from December 31, 2009 to March 31, 2010 is as follows (in thousands):

Balance at December 31, 2009	$22,799
Foreign currency translation adjustments	(360)

Balance at March 31, 2010	$22,439

Warranty Reserve

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty expenses, as well as any known or expected warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the three months ended March 31, 2010 and 2009, as follows (in thousands):

	Three Months Ended March 31,
Accrued Warranty:	2010	2009
Beginning balance	$588	$905
Product warranty expense on sales	89	117
Charge to prior warranty expense/accrual	—	(8)
Settlement of warranties	(183)	(85)
Foreign currency translation adjustment	(8)	(74)

Ending balance	$486	$855

Sale of Stock and Change in Additional Paid in Capital

In November 2006, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities (the “Shelf Registration Statement”). Through May 2009, the Company received $48.6 million in cash from the sale of 5.8 million shares of common stock through pubic offerings and Equity Distribution Agreements through this Shelf Registration Statement. As of January 2010, the Shelf Registration Statement is no longer effective.

For the three months ended March 31, 2010, additional paid in capital increased $969,000, related to $1.1 million associated with the Company’s stock-based compensation plans, offset by $91,000 for the retirement of shares.

Note 3 – Fair Value Measurement

The convertible debentures (the “Debenture”) issued on December 20, 2005 were evaluated and determined not to be conventional convertible debentures and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued on December 20, 2005 in conjunction with the convertible debt were also evaluated and determined to be a derivative instrument and, therefore, are classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value at each reporting period with changes in fair value recorded in the statement of operations. The fair value of the embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The carrying value and fair value of the convertible debenture was approximately $8.3 million and $7.8 million, respectively, as of March 31, 2010. The fair value of the convertible debentures was based on the discounted cash flows of principal and interest payments using an interest rate of 5.88%.

The carrying value of restricted cash and short-term borrowings approximates fair value because the short maturity of these instruments.

The Company records certain liabilities at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of March 31, 2010, the financial instruments to which this Topic applied were financial liabilities for the conversion feature of the convertible debenture, warrants and foreign currency forward contracts.

The foreign currency forward contracts are valued using quoted market prices. As of March 31, 2010, the fair value of foreign currency derivative instruments was nominal.

Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements as of March 31, 2010
Description	Total	Level 1	Level 2	Level 3
Conversion features of convertible debenture	$1,752	—	—	$1,752
Warrants	488	—	—	488

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type (in thousands):

Description	Convertible[1] Debenture	Warrants[1]
Beginning liability balance, December 31, 2009	$3,024	$2,465
Total unrealized gain included in net loss	(1,272)	(1,977)

Ending liability balance, March 31, 2010	$1,752	$488

[1]

Refer to Note 4 – Convertible Debenture for the valuation model and unobservable data used to calculate the fair value of the conversion features of the convertible debenture and warrants issued by the Company.

Note 4 – Convertible Debenture

Maxwell accounts for the conversion option in the Debenture and the associated warrants as derivative liabilities in accordance with the Derivatives and Hedging Topic of the FASB ASC. The Debenture was issued on December 20, 2005 for $25 million in aggregate principal of senior subordinated convertible debt, due and payable in quarterly installments of $2.8 million beginning December 2007 through December 2009. However, the holder, at its election, could defer each quarterly payment one time, for a 24 month period. As the holder elected to defer some quarterly installments, the outstanding principal of the Debenture at March 31, 2010 was $8.3 million; this amount is payable with equal installments in June, September and December 2011.

The discount at the issuance date attributable to the aggregate fair value of the conversion options and warrants and the issuance costs totaling $9.2 million, are being amortized using the effective interest method over the term of the Debenture. For the three months ended March 31, 2010 and 2009, $21,000 and $379,000, respectively, of the discount and prepaid fees was amortized and included in the condensed consolidated statement of operations.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. As of March 31, 2010 and December 31, 2009, the interest rate on the Debenture was 1.375%. At March 31, 2010 and December 31, 2009 accrued interest on the Debenture was $28,000 and $34,000, respectively.

The following table summarizes principal and interest incurred on the Debenture for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Value	Shares	Value	Shares
Principal paid with cash	$—	—	$2,778	N/A
Interest paid with cash	34	N/A	—	—
Interest paid with shares of common stock	—	—	92	18

Total Debenture payments	$34	—	$2,870	18

At March 31, 2010, the Debenture was convertible by the holder at any time into 513,845 shares of common stock. The Company also issued warrants in connection with the issuance of the Debenture. At March 31, 2010, a total of 462,461 warrants were outstanding, which had an exercise price of $16.22 per share. The warrants are exercisable at any time through December 20, 2010. The exercise price and the number of convertible shares and warrants have been adjusted from the originally issued amounts and continue to be subject to an adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price.

Maxwell may require that a specified amount of the principal of the Debenture be converted if certain conditions are satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applies a Z factor, which is a theoretical measurement of the probability of this occurrence. The probability used as of March 31, 2010 and December 31, 2009 was 14.2% and 35.2%, respectively, for forced conversion of 50% of the conversion option at 135% of the original exercise price and 4.6% and 22.4%, respectively, for forced conversion of the remaining conversion option at 175% of the original exercise price. The original exercise price was $19.00 per share.

The fair value of the warrants and embedded conversion options is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Convertible Shares		Warrants
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Black-Scholes Assumptions:
Conversion / exercise price	$16.22	$16.22	$16.22	$16.22
Market price	$12.39	$17.84	$12.39	$17.84
Expected dividends	—	—	—	—
Expected volatility	82.2%	86.9%	52.5%	67.7%
Average risk-free interest rate	0.72%	0.98%	0.31%	0.47%
Expected term/life (in years)	1.5	1.7	0.7	1.0

The change in fair value on revaluation of the Debenture conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The fair value of the warrants at March 31, 2010 and December 31, 2009 was $488,000 and $2.5 million, respectively and is included in “stock warrants” on the balance sheet. The net fair value of the liability for the holder’s and Maxwell’s conversion rights at March 31, 2010 and December 31, 2009 was $1.8 million and $3.0 million, respectively, which is included in “convertible debenture and long-term debt” on the balance sheet. The effect of the fair market value adjustment for the three months ended March 31, 2010 and 2009 was a $3.2 million gain and $607,000 loss, respectively. These adjustments are recorded as “gain (loss) on embedded derivative and warrants.”

In the event of any default or fundamental change as defined in the Debenture, the holder will be entitled to require Maxwell to redeem the Debenture (or any portion thereof) at a price equal to the greater of (i) the applicable redemption premium (ranging from 103%-115%) or (ii) the product of (x) the number of shares into which the Debenture is convertible using the $16.22 per share conversion price and (y) the closing price of Maxwell’s common stock on the day preceding the default or fundamental change.

The Company shall pay to each holder of registerable securities related to the embedded conversion feature and warrants liquidated damages of 1.5% of the aggregate purchase price every 30th day after a failure of the registration of the securities.

These damages continue each 30 days (pro rated) until the registration failure is cured. As of March 31, 2010, if the Company was not in compliance it would have incurred damages of $238,000 every 30 days until the failure was cured. In addition, if the damages are not paid in 30 days after they are due the Company would incur interest of 1.0% per month on the outstanding damages.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance of $8.0 million, which is classified as restricted cash at March 31, 2010 and December 31, 2009.

Note 5 – Foreign Currency Derivative Instruments

Maxwell uses forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in one month. These contracts are considered economic hedges and are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC. Therefore, the change in the instrument’s fair value is recognized currently in earnings.

Gains (losses) on foreign currency forward contracts included in cost of sales and selling, general and administrative are (in thousands):

	Three Months Ended March 31,
	2010	2009
Gains (losses) on foreign currency forward contracts recognized:
Cost of sales	$268	$—
Selling, general and administrative	(189)	—

Total	$79	$—

As of March 31, 2010, the total notional amount of foreign currency forward contracts not designated as hedges was $3.4 million. The fair value of these derivatives not designated as hedging instruments was nominal at March 31, 2010 and is included in “accounts payable and accrued liabilities” on the balance sheet. For additional information, refer to Note 3 – Fair Value Measurements.

The gains (losses) on foreign currency forward contracts were partially offset by gains (losses) on those underlying monetary assets and liabilities. Foreign currency transactions gains (losses) on those monetary assets and liabilities included in cost of sales and selling, general and administrative are (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of sales	$(172)	$—
Selling, general and administrative	151	—

Total	$(21)	$—

Note 6 – Stock-Based Compensation

The Company has two active stock-based compensation plans as of March 31, 2010: the 2004 Employee Stock Purchase Plan (the “ESPP”) under which employees purchase common stock; and the 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”) under which the Company may grant incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units.

Employee Stock Options

Compensation expense recognized from employee stock options for the three months ended March 31, 2010 and 2009 was $416,000 and $308,000, respectively. For the three months ended March 31, 2010 and 2009 the total employee stock options granted were 195,650 and 171,350, respectively, with an average grant date fair value per share of $9.13 and $3.73, respectively. The fair value of the stock options is estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended March 31,
	2010	2009
Expected dividends	—	—
Expected volatility	69.4%	66.8%
Average risk-free interest rate	2.7%	1.9%
Expected term/life (in years)	4.8	4.8

Restricted Stock Awards

In accordance with the Stock Compensation Topic of the FASB ASC the Company determines the fair value of restricted stock awards at the grant date and expenses that amount over the requisite service period. At each reporting period, the Company reassesses the probability of achievement of performance milestones for each restricted stock award and adjusts stock-based compensation expense based on the awards that are expected to vest. The following table summarizes the amount of compensation expense recognized for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Service based restricted stock	$166	$149
Performance based restricted stock	(82)	150

Total compensation expense recognized for restricted stock awards	$84	$299

Employee Stock Purchase Plan

The ESPP permits substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the ESPP shares to be granted during the offering period is estimated using the Black-Scholes valuation model for a call and a put option. Compensation expense recognized for the ESPP for the three months ended March 31, 2010 and 2009 was $73,000 and $81,000, respectively. The share price used for the model is a 15% discount on the stock price on the first day of the offering period; the number of shares to be purchased is calculated based on employee contributions. The table below summarizes the assumptions used in valuing the ESPP shares:

	For the offering period beginning January 1 and ending June 30,
	2010	2009
Expected dividends	$—	$—
Stock price on valuation date	17.84	5.07
Expected volatility	53.3%	121.0%
Average risk-free interest rate	0.20%	0.27%
Expected life (in years)	0.5	0.5
Fair value per share	$5.35	$2.43

Restricted Stock Units

As of January 1, 2009, the non-employee directors of the Company were no longer paid a quarterly retainer in cash. Instead, the Company granted non-discretionary restricted stock unit (“RSU”) awards under the 2005 Omnibus Equity Incentive Plan.

On the last trading day of each calendar quarter, each non-employee director who has been a director for the full quarter will automatically receive an RSU award covering a number of shares of the Company’s common stock determined by dividing $6,250 by the closing selling price of the Company’s common stock on the last trading day of the calendar quarter. These quarterly RSU awards will be fully vested on the date of automatic grant. Each RSU award granted pursuant to this retainer program will be settled and shares issued thereunder on the earliest to occur of (i) February 15 of the calendar year following the calendar year in which granted, (ii) 60 days after the director’s service terminates or (iii) the occurrence of a change of control.

The Company determines the fair value at the grant date and expenses that amount immediately. Total compensation expense recognized for service based restricted stock unit awards was $50,000 during the three months ended March 31, 2010 and 2009.

Stock-based Compensation Expense

Compensation cost for employee stock options, restricted stock awards, RSU awards and the ESPP included in cost of sales; selling, general and administrative; and research and development is (in thousands):

	Three Months Ended March 31,
	2010	2009
Stock-based compensation expense recognized:
Cost of sales	$116	$102
Selling, general and administrative	493	526
Research and development	14	110

Total stock-based compensation costs	$623	$738

Note 7 – Commitments and Contingencies

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

As a result of Maxwell’s international operations, the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As a result of an internal review, the Company is currently conducting an inquiry into the nature of certain payments made to our former independent sales agent in China with respect to sales of its high voltage capacitor products produced by the Swiss subsidiary. These payments equaled the difference between Maxwell’s quoted price for certain products and the amount that the independent sales agent was able to sell such products to certain customers in China. These payments had previously been recorded as commissions; however, a portion of those payments may actually have been rebated directly or indirectly to customers. Maxwell recorded commissions to the agent of $585,000, $1.8 million and $653,000 for the years ended December 31, 2009, 2008 and 2007, respectively. These commissions were based on sales of $3.1 million, $8.2 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts were previously recorded as revenue and commission expense; however, they have been reclassified as a reduction to revenue for all periods presented. The Company terminated its relationship with this independent sales agent as of May 20, 2009.

Maxwell is in the process of evaluating how these payments should be treated for FCPA purposes. The Company’s internal review is focused on a thorough examination of all of its international operations and business practices, as well as a review of its compliance programs. The Company has taken certain remedial actions, including terminating its relationship with the independent sales agent in China as well as terminating its relationship with Metar SA, a former related party to the Company. The termination of these relationships and the ongoing investigation could harm the Company’s business.

Maxwell has not yet completed its internal review. As the Company progresses, management is voluntarily sharing information related to its internal review with the SEC and DOJ and has provided certain documents as requested by the SEC and DOJ in connection with their review of this matter. In the event that the Company’s internal review or any governmental investigation identifies violations of law, the DOJ, the SEC or other governmental authorities could seek civil and/or criminal sanctions, including monetary fines and penalties, against the Company and/or its employees, as well as additional changes to its business practices and compliance programs, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

In the fourth quarter of 2009 and in connection with the internal review of the matters described above, the Company recorded an accrual of $9.3 million for the potential settlement with the SEC and DOJ. The amount recorded was based on the Company’s estimation of loss as required under GAAP and discussions with both government agencies. These discussions have resulted in an estimate of a potential settlement range of $9.3 million to $20.0 million. The top end of the range of $20.0 million represents the combined first offer of settlement put forth by the relevant governmental agencies. Discussions with the SEC and DOJ are ongoing in an effort to resolve these matters, but whether an agreement can be reached and on what terms, is uncertain. The amount of any disgorgements, penalties and/or fines that the Company could face depends on a number of eventual factors which are not currently known or have not yet been resolved with the relevant government authorities, including findings by relevant authorities regarding the amount, nature and scope of any improper payments, the amount of any pecuniary gain involved, the Company’s ability to pay and the level of cooperation provided to government authorities during the investigations. There can be no assurance that a settlement will be reached at all, or that any final settlement amount will not be more or less than the accrual of $9.3 million. Actual payments to the government agencies in connection with any settlement could have a material adverse effect on the Company’s business, results of operations and financial condition. As of March 31, 2010, the balance of the accrual was $9.3 million.

Note 8 – Legal Proceedings

There have been no material changes from the legal proceedings disclosed in Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 except the product defect matter described below.

Product Defect Matter

In 2005, a customer claimed a possible defect in a product that was produced for the Company under contract by another manufacturer, Epcos AG, and resold to the customer. In an effort to resolve the matter, the Company’s Swiss subsidiary, Maxwell SA, initiated a legal proceeding in Germany in late 2007 against the product manufacturer. The suit is currently in the discovery phase during which time the court appointed technical expert issued an opinion that: (a) a defect in a substantial number of the products existed; and (b) the defect is one stemming from manufacturing of the products and not from operating conditions of the end use system. Epcos AG has formally opposed the validity of the expert’s opinion, which is standard practice within this type of proceeding. The parties have plans to enter into settlement negotiations in the near term to allocate liability for the damages associated with the defective products. Since the matter is still in its preliminary stages and no quantified damages assertions have been formally made, the Company has not yet been able to determine what, if any, warranty exposure it may have, and therefore, has not recorded any warranty reserve provision. The Company does, however, carry insurance that may cover a portion of such warranty liability that might ultimately arise from this matter.

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

Components of the net periodic benefit/(cost) were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Service cost	$(155)	$(163)
Interest cost	(151)	(149)
Expected return on plan assets	367	306
Prior service cost amortization	(10)	(9)
Net loss amortization	—	(86)

Net periodic benefit (cost)	$51	$(101)

Employer contributions of $159,000 and $139,000 were paid during the three months ended March 31, 2010 and 2009, respectively. Additional employer contributions of approximately $464,000 are expected to be paid during the remainder of fiscal 2010.

Note 10 – Related Party

Maxwell, SA’s pension plan has provided a long term loan of 700,000 Swiss Francs (approximately $664,000 as of March 31, 2010) to Montena Properties SA. Montena Properties SA is 100% owned by Montena SA. The loan has been negotiated to be completely repaid by December 12, 2010 and bears an interest rate of 4.25%. A member of Maxwell Technologies, Inc’s Board of Directors, José Cortes, is also the Chairman of the Board of Montena SA, as well as an indirect minority stockholder. The loan was provided to Montena Properties SA prior to Mr. Cortes becoming a director of Maxwell.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this document and incorporated herein by reference discuss our plans and strategies for our business or make other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “may,” “could,” “will,” “continue,” “seek,” “should,” “would” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views and beliefs of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our statements. Such risks, uncertainties and contingencies include, but are not limited to, the following:

•	financial markets disruption, including, among other things, volatility in securities prices and diminished liquidity and credit availability;

•	decline in the domestic and global economies that may delay development and introduction of new products by our customers;

•	our success in introducing and marketing new products into existing and new markets;

•	our ability to manufacture existing and new products in volumes demanded by our customers and at competitive prices with adequate gross margins;

•	market success of the products into which our products are integrated;

•	our ability in growing markets to increase our market share relative to our competitors;

•	our ability to successfully integrate our business with operations of businesses we may acquire;

•	our ability to finance the growth of our business with internal resources or through outside financing at reasonable rates; and

•	our ability to produce our products at quality levels demanded by our customers.

Many of these factors are beyond our control. Additionally, there can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A, of this document and Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview

•	Highlights of the Three Months Ended March 31, 2010

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Pending Accounting Pronouncements

•	Off Balance Sheet Arrangements

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

Maxwell has two manufacturing locations (San Diego, California and Rossens, Switzerland). In addition, we have two contract manufacturers in Shenzhen, China and Tianjin, China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

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

Highlights of the Three Months Ended March 31, 2010

We reported revenue of $26.6 million and net income of $1.2 million, or $0.05 per diluted share, for the first quarter of 2010; compared with revenue of $22.5 million and a net loss of $3.0 million, or $0.13 per diluted share, for the same quarter in 2009.

During the three months ended March 31, 2010, we continued to focus on developing strategic alliances, introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, capital investments to facilitate growth, augmenting executive management and improving production processes. Some of these efforts are described below:

•

In March, we announced that capacity expansion and process improvements in our production facility will position our CONDIS® family of high voltage capacitor products to support a potential growth in sales.

•

In March, we announced that Voith Turbo, a leading producer of heavy vehicle drive systems, has selected Maxwell’s 125-volt Boostcap® ultracapacitor modules for braking energy recuperation and torque assist in low-emission, fuel-efficient, hybrid-electric transit bus drive systems. Voith and Maxwell have entered into a strategic supply agreement through which Maxwell is Voith’s exclusive supplier of ultracapacitor modules assembled in the United States to meet local content requirements.

•

In February, we introduced and began shipping our new K2 Series large cell Boostcap® ultracapacitors. The K2 series Boostcap® cells operate at 2.7 volts and incorporate design and construction enhancements to ensure high performance, durability and long operating lifetime. This design advancement allowed us to improve the performance of our large cell ultracapacitor product line, while maintaining the same form and function as well as reducing the cost of the product.

•

In February, we announced the realignment and expansion of our executive team reflecting the increased focus we are placing on product development, marketing and business development to strengthen and expand our presence in the marketplace and realize the full potential of our ultracapacitor technology. We changed the scope of vice president Michael Liedtke’s responsibilities to include business development, market intelligence and strategic planning, appointed Van M. Andrews vice president, ultracapacitor sales and marketing and promoted Jeremy Cowperthwaite to the newly created position of vice president, ultracapacitor engineering.

Results of Operations

The First Quarter of 2010 Compared with the First Quarter of 2009

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended March 31,
	2010	2009
Revenue	100%	100%
Cost of sales	62%	69%

Gross profit	38%	31%
Operating expenses:
Selling, general and administrative	27%	23%
Research and development	17%	16%

Total operating expenses	44%	39%

Loss from operations	(6)%	(8)%
Other income (expense), net	12%	(4)%

Income (loss) from continuing operations before income taxes	6%	(12)%
Income tax provision	1%	1%

Net income (loss)	5%	(13)%

Net income for the first quarter of 2010 was $4.2 million greater than the net loss in the same quarter one year ago. Our net income reported in the current quarter was $1.2 million, or $0.05 per diluted share, compared with a net loss of $3.0 million, or $0.13 per diluted share, in the same quarter one year ago. The increase in net income was primarily driven by an increase in the net gain on embedded derivative and warrants of $3.9 million, as well as an increase in revenue and profit margin.

Revenue and Gross Profit

The following table presents a comparison of revenue, cost of sales and gross profit for the quarters ended March 31, 2010 and 2009 (in thousands, except percentages):

	Quarter Ended March 31, 2010		Quarter Ended March 31, 2009		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue	$26,623	100%	$22,459	100%	$4,164	19%
Cost of sales	16,412	62%	15,406	69%	1,006	7%

Gross profit	$10,211	38%	$7,053	31%	$3,158	45%

Revenue. In the first quarter of 2010, revenue increased 19% to $26.6 million, compared with $22.5 million in the same quarter one year ago. The increase in revenue was influenced primarily by higher volume in our ultracapacitor product line.

A substantial amount of our revenue is generated through our Swiss subsidiary. As such, reported revenue can be materially impacted by the fluctuation of the Swiss Franc to U.S. dollar, our reporting currency. The quarterly weighted-average foreign exchange rate of the U.S. dollar to the Swiss Franc increased 8% to $0.9429 per Swiss Franc for the quarter ended March 31, 2010, up from $0.8722 per Swiss Franc for the same period one year ago. To quantify this change, the revenue from foreign operations generated during the first quarter of 2010 compared with the same period one year ago increased $1.2 million due to fluctuations in foreign exchange rates.

The following table presents revenue mix by product line for the quarters ended March 31, 2010 and 2009:

	Quarters Ended March 31,
	2010	2009
Ultracapacitors	52%	34%
High-Voltage Capacitors	32%	45%
Microelectronics	16%	21%

Total	100%	100%

Gross Profit. In the first quarter of 2010, gross profit increased $3.2 million or 45% compared with the same quarter one year ago. As a percentage of revenue, gross profit increased to 38% compared with 31% in the same period one year ago. Higher gross profit resulted primarily from $1.9 million in net reductions of product costs and $1.3 million due to an increase in revenue volume. Product cost reductions were driven primarily by advancements in our manufacturing process and product design. The product design advancements allowed us to reduce product cost while improving the performance of our large cell ultracapacitor product line.

Selling, General & Administrative (SG&A) Expense

The following table presents selling, general and administrative expense for the first quarter of 2010 and 2009 (in thousands, except percentages):

	Quarter Ended March 31, 2010		Quarter Ended March 31, 2009		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Selling, general and administrative	$7,175	27%	$5,046	23%	$2,129	42%

SG&A expenses were 27% of revenue for first quarter of 2010, up from 23% in the same quarter one year ago. The increase in SG&A expense in the first quarter of 2010 compared with the same quarter one year ago was $2.1 million, or 42%. The increase was driven primarily by increases of $1.0 million in labor, $973,000 related to fluctuations in foreign exchange rates, $183,000 in legal and professional fees related to our internal investigation of potential U.S. Foreign Corrupt Practices Act (“FCPA”) violations and $146,000 in travel expenses. These increases to the SG&A expenses in the first quarter of 2010 compared to the first quarter of 2009 were partially offset by a decrease of $137,000 in external audit fees. The increase in labor was driven primarily by increases in sales and marketing personnel.

Research & Development (R&D) Expense

The following table presents research and development expense for the first quarter of 2010 and 2009 (in thousands, except percentages):

	Quarter Ended March 31, 2010		Quarter Ended March 31, 2009		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$4,582	17%	$3,694	16%	$888	24%

R&D expenses were 17% of revenue for the first quarter of 2010, compared with 16% from the same quarter one year ago, while total expenses increased by $888,000, or 24%. The increase in absolute dollars was driven primarily by increases of $454,000 for materials, tools and supplies used in product development, $174,000 in labor, $113,000 in consulting fees, $74,000 in legal expenses and $72,000 related to fluctuations in foreign exchange rates. These increases in R&D expenses in the first quarter of 2010 compared with the same period in 2009 were partially offset by a decrease of $96,000 in stock-based compensation expense. The increases in R&D costs related primarily to product improvement initiatives and development of new applications for our ultracapacitor and high-voltage product lines.

Provision for Income Taxes

We recorded an income tax provision of $309,000 for the first quarter of 2010 compared with $123,000 for the same quarter in 2009. This provision is related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

Commitments and Contingencies

As a result of our international operations, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As a result of an internal review, we are currently conducting an inquiry into the nature of certain payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. These payments equaled the difference between our quoted price for certain products and the amount that the independent sales agent was able to sell such products to certain customers in China. These payments had previously been recorded as commissions; however, a portion of those payments may actually have been rebated directly or indirectly to customers. We recorded commissions to the agent of $585,000, $1.8 million and $653,000 for the years ended December 31, 2009, 2008 and 2007, respectively. These commissions were based on sales of $3.1 million, $8.2 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts were previously recorded as revenue and commission expense; however, they have been reclassified as a reduction to revenue for all periods presented. The Company terminated its relationship with this independent sales agent as of May 20, 2009.

We are in the process of evaluating how these payments should be treated for FCPA purposes. Our internal review is focused on a thorough examination of all of our international operations and business practices, as well as a review of our compliance programs. We have taken certain remedial actions, including terminating our relationship with the independent sales agent in China as well as terminating our relationship with Metar SA, a former related party. The termination of these relationships and the ongoing investigation could harm our business.

We have not yet completed our internal review. As we progress, we are voluntarily sharing information related to our internal review with the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) and have provided certain documents as requested by the SEC and DOJ in connection with their review of this matter. In the event that our internal review or any governmental investigation identifies violations of law, the DOJ, the SEC or other governmental authorities could seek civil and/or criminal sanctions, including monetary fines and penalties, against the Company and/or its employees, as well as additional changes to its business practices and compliance programs, which could have a material adverse effect on our business, results of operations and financial condition.

In the fourth quarter of 2009 and in connection with the internal review of the matters described above, we recorded an accrual of $9.3 million for the potential settlement with the SEC and DOJ. The amount recorded was based on our estimation of loss as required under GAAP and discussions with both government agencies. These discussions have resulted in an estimate of a potential settlement range of $9.3 million to $20.0 million. The top end of the range of $20.0 million represents the combined first offer of settlement put forth by the relevant governmental agencies. Discussions with the SEC and DOJ are ongoing in an effort to resolve these matters, but whether an agreement can be reached and on what terms, is uncertain. The amount of any profit disgorgements, penalties and/or fines that we could face depends on a number of eventual factors which are not currently known or have not yet been resolved with the relevant government authorities, including findings by relevant authorities regarding the amount, nature and scope of any improper payments, the amount of any pecuniary gain involved, our ability to pay and the level of cooperation provided to government authorities during the investigations. There can be no assurance that a settlement will be reached at all, or that any final settlement amount will not be more or less than the accrual of $9.3 million. Actual payments to the government agencies in connection with any settlement could have a material adverse effect on our business, results of operations and financial condition. As of March 31, 2010, the balance of the accrual was $9.3 million.

Liquidity and Capital Resources

Changes in Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities for the first quarter of 2010 and 2009 (in thousands):

	Quarter Ended March 31,
	2010	2009
Total cash provided by (used in):
Operating activities	$2,419	$(3,341)
Investing activities	(1,189)	(1,523)
Financing activities	250	(521)
Effect of exchange rate changes on cash and cash equivalents	(996)	168

Increase (decrease) in cash and cash equivalents	$484	$(5,217)

Net cash provided by operating activities was $2.4 million for the first quarter of 2010, which resulted primarily from net working capital inflows of $2.3 million and net income of $1.2 million, offset by net non-cash gains of $1.1 million. The net cash provided by operating activities was driven primarily by an increase in accounts payable and accrued liabilities of approximately $2.3 million due to increased manufacturing in the first quarter of 2010. Additionally, we were able to reduce accounts receivable by approximately $1.5 million through collection efforts. The cash inflows from changes in accounts payable and accounts receivable were partially offset by an increase in inventory of $885,000 to meet anticipated demand for our BOOSTCAP® product line. Accrued employee compensation decreased by $849,000 driven primarily by payment of 2009 annual incentive compensation in the first quarter of 2010. The net cash used in operating activities of $3.3 million for the first quarter of 2009 resulted primarily from net working capital outflows of $4.0 million and a net loss of $3.0 million, offset by net non-cash charges of $3.6 million.

Net cash used in investing activities was $1.2 million and $1.5 million for the first quarter of 2010 and 2009, respectively, which resulted from capital expenditures. The majority of the capital expenditures in 2010 and 2009 have been focused on increasing our production capacity to meet anticipated increases in demand.

Net cash provided by financing activities for the first quarter of 2010 was $250,000, which resulted from proceeds from short-term borrowings of $2.9 million and $443,000 from the issuance of common stock under our stock-based compensation plans, offset by payments on short-term borrowings of $3.0 million and $91,000 from the retirement of shares. The net cash used in financing activities for the first quarter of 2009 was $521,000, which resulted from principal payments on long-term and short-term debt of $4.0 million, offset by net proceeds from the issuance of common stock of $2.6 million and proceeds from the issuance of long-term and short-term debt of $845,000.

Liquidity

As of March 31, 2010, we had approximately $30.1 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $38.1 million. The cash restriction will be released when the convertible debenture is repaid or converted.

In November 2006, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities (the “Shelf Registration Statement”). Through May 2009 the Company received $48.6 million in cash from the sale of 5.8 million shares of common stock through public offerings and Equity Distribution Agreements through this Shelf Registration Statement. As of January 2010, the Shelf Registration Statement is no longer effective.

As discussed above, we have accrued $9.3 million for the potential settlement of potential FCPA violations. Principal payments on our convertible debenture of $8.3 million are due throughout 2011, with the final payment due in December 2011. Additionally, we have $8.0 million of restricted cash that will be released when the debenture is repaid. We believe that cash from operating activities, combined with available cash balances, will be sufficient to fund our working capital requirements, settlement of potential FCPA violations, debenture payments, obligations as they become due, planned capital equipment additions and product development expenditures for the next several years.

Debenture, Short-term and Long Term Borrowings

Convertible Debenture

On December 20, 2005, we issued a senior subordinated convertible debenture in aggregate principal amount of $25 million (the “Debenture”) along with warrants to purchase shares of Maxwell common stock. However, the holder, at its election, could defer each quarterly payment one time, for a 24 month period. As the holder has elected to defer some quarterly installments, the outstanding principal of the Debenture at March 31, 2010 of $8.3 million is payable in equal installments in June, September and December 2011.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. During the three months ended March 31, 2010, we made interest payments in cash of $34,000.

The change in fair value on revaluation of the Debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and the Debenture conversion rights between the two measurement dates using a Black-Scholes calculation. The effect of the fair market value adjustment is recorded as “gain (loss) on embedded derivatives and warrants.”

The net fair value of the holder’s and Maxwell’s conversion rights at March 31, 2010 was a net liability of $1.8 million, and is included in “convertible debenture and long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debenture had a fair value at March 31, 2010 of $488,000, which is included in “stock warrants” on the balance sheet. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised through March 31, 2010.

As long as the Debenture is outstanding, the Company is required to maintain a restricted cash balance of $8.0 million.

Short-term borrowings

Maxwell’s European subsidiary, Maxwell SA, has a 2.0 million Swiss Franc denominated (approximately $1.9 million at March 31, 2010) bank credit agreement with a Swiss bank, which renews annually. Borrowings under the credit agreement bear interest at 3.9% with repayment terms extending beyond one month from the date of funding. Borrowings under the credit agreement are unsecured and as of March 31, 2010 and December 31, 2009, the full amount available under the credit line was drawn.

Maxwell SA, also has a 3.0 million Swiss Franc denominated (approximately $2.8 million as of March 31, 2010) short-term loan with a Swiss bank, which renews quarterly. Borrowings under this short-term loan agreement bear interest at 2.0%. Borrowings under the short-term loan agreement are unsecured and as of March 31, 2010 and December 31, 2009, the full amount of the credit line was drawn.

Long-term borrowings

Maxwell SA entered into a lending agreement for the acquisition of manufacturing equipment in an amount up to 1.5 million Swiss Francs. After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 2.22%. As of March 31, 2010 and December 31, 2009, the balance of the obligation was $448,000 and $543,000, respectively, with final payment due in 2011.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2009.

Pending Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, to improve the disclosures about fair value measurements. This update requires us to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), we will be required to present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). This update provides clarification as to the level of disaggregation in determining the appropriate classes of assets and liabilities. This update clarifies disclosures about inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As this update is only disclosure-related, it does not have an impact on our financial position or results of operations.

In October 2009, the FASB reached a consensus on ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This new pronouncement allows us to recognize revenue on multiple-deliverable arrangements earlier than in previous years. Although we are unable to estimate what those amounts will be in the future, the amounts recognized for multiple-deliverable revenue arrangements were approximately zero dollars, $896,000 and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. There was no revenue recognized for multiple-deliverable revenue arrangements during the three months ended March 31, 2010. As of March 31, 2010 and December 31, 2009, there was approximately $1.9 million of deferred revenue related to multiple-deliverable revenue arrangements.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. The Company has a long term contract with a customer in a currency other than U.S. dollar. A change of 100 basis points (or 1%) in the customer’s local currency would impact the value of the contract by approximately $44,000.

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

Interest Rate Risk

At March 31, 2010, we had approximately $15.2 million in debt, of which $10.1 million is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet and statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $152,000 effect on interest expense.

Fair Value Risk

We record a quarterly adjustment related to our convertible debenture to adjust the embedded conversion options and stock warrants to fair value. The change in the fair value of these instruments is impacted primarily by the price of our stock at the end of each reporting period. This adjustment creates a non-cash effect on our statement of operations which may have a significant impact.

Item 4.	Controls and Procedures

Our management evaluated, under the supervision and with the participation of our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the last fiscal quarter pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2, 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2010	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date: May 4, 2010	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary