Form 10-Q
period 2010-06-30
MAXWELL TECHNOLOGIES INC
filed 2010-08-06
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2010 is 26,456,221 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2010

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Actual results could differ materially from those estimates. In addition, operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2010.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$28,201	$29,582
Trade and other accounts receivable, net of allowance for doubtful accounts of $354 and $386 at June 30, 2010 and December 31, 2009, respectively	24,675	20,485
Inventories, net	17,808	17,788
Prepaid expenses and other current assets	2,034	1,776

Total current assets	72,718	69,631
Property and equipment, net	17,406	17,080
Intangible assets, net	1,809	2,922
Goodwill	22,016	22,799
Prepaid pension asset	7,757	7,653
Restricted cash	8,000	8,000
Other non-current assets	1,128	734

Total assets	$130,834	$128,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,430	$23,672
Accrued warranty	501	588
Accrued employee compensation	5,199	4,615
Short-term borrowings and current portion of long-term debt	7,820	5,245
Stock warrants	239	2,465
Deferred tax liability	906	906

Total current liabilities	46,095	37,491
Deferred tax liability, long-term	1,097	1,097
Convertible debenture and long-term debt, excluding current portion	6,280	11,452
Other long-term liabilities	726	787

Total liabilities	54,198	50,827

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 26,403 and 26,321 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,641	2,633
Additional paid-in capital	226,321	224,575
Accumulated deficit	(159,156)	(157,814)
Accumulated other comprehensive income	6,830	8,598

Total stockholders’ equity	76,636	77,992

Total liabilities and stockholders’ equity	$130,834	$128,819

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales	$29,579	$24,754	$56,202	$47,213
Cost of sales	17,742	15,839	34,154	31,245

Gross profit	11,837	8,915	22,048	15,968
Operating expenses:
Selling, general and administrative	11,164	5,628	18,339	10,674
Research and development	3,954	4,098	8,536	7,792
Amortization of intangibles	51	87	132	181

Total operating expenses	15,169	9,813	27,007	18,647

Loss from operations	(3,332)	(898)	(4,959)	(2,679)
Interest expense, net	(48)	(68)	(98)	(143)
Amortization of debt discount and prepaid debt costs	(20)	(243)	(41)	(622)
Gain (loss) on embedded derivatives and warrants	1,226	(3,807)	4,475	(4,414)

Loss from continuing operations before income taxes	(2,174)	(5,016)	(623)	(7,858)
Income tax provision	410	319	719	442

Net loss	$(2,584)	$(5,335)	$(1,342)	$(8,300)

Net loss per share:
Basic and diluted	$(0.10)	$(0.22)	$(0.05)	$(0.36)
Weighted average common shares outstanding:
Basic and diluted	26,155	23,862	26,125	23,108

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(1,342)	$(8,300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,738	2,591
Amortization	277	319
Amortization of debt discount and prepaid debt costs	41	622
Loss (gain) on embedded derivatives and warrants	(4,475)	4,414
Pension cost (benefit)	(100)	204
Stock-based compensation	1,366	1,579
Shares issued for interest payments	—	92
Provision for losses on accounts receivable	30	24
Changes in operating assets and liabilities:
Trade and other accounts receivable	(3,928)	(4,955)
Inventories	(300)	(842)
Prepaid expenses and other assets	63	(282)
Accounts payable and accrued liabilities	7,936	2,700
Accrued employee compensation	625	1,296
Other long-term liabilities	(43)	(36)

Net cash provided by (used in) operating activities	2,888	(574)

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,308)	(2,159)

Net cash used in investing activities	(3,308)	(2,159)

FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(6,007)	(4,957)
Proceeds from long-term and short-term borrowings	5,791	1,744
Retirement of shares	(122)	(20)
Net cash proceeds from issuance of common stock	510	24,957

Net cash provided by financing activities	172	21,724

Increase (decrease) in cash and cash equivalents from operations	(248)	18,991
Effect of exchange rate changes on cash and cash equivalents	(1,133)	(51)

Increase (decrease) in cash and cash equivalents	(1,381)	18,940
Cash and cash equivalents, beginning of period	29,582	12,576

Cash and cash equivalents, end of period	$28,201	$31,516

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

Maxwell has two manufacturing locations (San Diego, California and Rossens, Switzerland). In addition, the Company has two contract manufacturers, located in Shenzhen, China and Tianjin, China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

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

Liquidity

As of June 30, 2010, the Company had approximately $28.2 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $36.2 million. The cash restriction will be released when the convertible debenture is fully repaid or converted.

Based on the Company’s assessment of its current and long-term obligations, management believes it will have adequate resources to fund working capital requirements, obligations as they become due, capital equipment additions and product development expenditures for the next several years.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, provisions for deferred income taxes, the incurrence of warranty obligations, stock compensation expense, impairment of goodwill and other intangible assets, estimations of the cost to complete certain projects, recoverability of patents, estimation of the probability that the performance criteria of restricted stock awards will be met and the fair value of warrants and embedded conversion options related to convertible debentures. The markets for the Company’s products are extremely competitive and are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition is intense and significant price erosion may occur over the life of a product. As a result of such factors, actual results could differ materially from the estimates used by management.

Revenue Recognition

Sales revenue is derived from the sale of manufactured products directly to customers. For certain long-term contracts, revenue is recognized at the time costs are incurred. Product revenue is recognized, according to the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Numbers 101, Revenue Recognition in Financial Statements, and 104, Revenue Recognition, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from a customer); (2) title passes to the customer at either shipment from the Company’s facilities or receipt at the customer facility, depending on shipping terms; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return.

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

From time to time the Company has entered into multiple-element contractual arrangements with elements of software that are essential to the functionality of the delivered elements. Additionally, the Company has contracts where all the elements of the agreement need to be delivered and accepted by the customer prior to any revenue being recognized for the deliverables. The Company recognizes revenue on the delivered elements when vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements exists in accordance with the Software Revenue Recognition Subtopic of the FASB ASC. The Company has entered into a contract whereby the Company has delivered certain elements and VSOE of fair value of the undelivered elements did not exist. As of June 30, 2010, the Company has recorded approximately $1.6 million of deferred revenue, net of deferred costs of $677,000, which is included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheet.

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

Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss as reported	$(2,584)	$(5,335)	$(1,342)	$(8,300)
Foreign currency translation adjustment	(920)	1,836	(1,770)	(661)
Unrealized gain on securities	—	—	2	—

Comprehensive loss	$(3,504)	$(3,499)	$(3,110)	$(8,961)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator
Net loss	$(2,584)	$(5,335)	$(1,342)	$(8,300)

Denominator
Weighted average common shares outstanding – basic and diluted	26,155	23,862	26,125	23,108

Net loss per share
Basic and diluted	$(0.10)	$(0.22)	$(0.05)	$(0.36)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive (in thousands):

	June 30,
Common Stock	2010	2009
Outstanding options to purchase common stock	1,776	1,679
Restricted stock awards outstanding	234	399
Shares issuable on conversion of convertible debentures	514	685
Warrants to purchase common stock	462	462
Restricted stock unit awards	8	11

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

In October 2009, the FASB reached a consensus on ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This new pronouncement allows the Company to recognize revenue on multiple-deliverable arrangements earlier than in previous years. Although the Company is unable to estimate what those amounts will be in the future, the amounts recognized for multiple-deliverable revenue arrangements were approximately zero dollars and $896,000 for the years ended December 31, 2009 and 2008, respectively. As of June 30, 2010 and December 31, 2009, there was approximately $1.6 million and $1.9 million, respectively, of deferred revenue related to multiple-deliverable revenue arrangements.

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

	June 30, 2010	December 31, 2009
Inventories:
Raw material and purchased parts	$9,470	$10,190
Work-in-process	3,860	3,685
Finished goods	7,257	6,555
Inventory reserve	(2,779)	(2,642)

Net inventory	$17,808	$17,788

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of June 30, 2010:
Patents	$2,476	$(1,395)	$—	$1,081
Developed core technology	1,100	(1,078)	274	296
Patent license agreement	741	(264)	(45)	432

Total intangible assets at June 30, 2010	$4,317	$(2,737)	$229	$1,809

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2009:
Patents	$3,276	$(1,263)	$—	$2,013
Developed core technology	1,100	(1,002)	288	386
Patent license agreement	741	(194)	(24)	523

Total intangible assets at December 31, 2009	$5,117	$(2,459)	$264	$2,922

Goodwill

The change in the carrying amount of goodwill from December 31, 2009 to June 30, 2010 is as follows (in thousands):

Balance at December 31, 2009	$22,799
Foreign currency translation adjustments	(783)

Balance at June 30, 2010	$22,016

Warranty Reserve

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty expenses, as well as any known or expected warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the six months ended June 30, 2010 and 2009, as follows (in thousands):

	Six Months Ended June 30,
Accrued Warranty:	2010	2009
Beginning balance	$588	$905
Product warranty expense on sales	367	225
Charge to prior warranty expense/accrual	(14)	(51)
Settlement of warranties	(421)	(162)
Foreign currency translation adjustment	(19)	(52)

Ending balance	$501	$865

Change in Additional Paid in Capital

For the six months ended June 30, 2010, additional paid in capital increased $1.7 million, due to $1.9 million associated with the Company’s stock-based compensation plans, offset by $121,000 for the retirement of shares.

Note 3 – Fair Value Measurement

The convertible debentures (the “Debenture”) issued on December 20, 2005 were evaluated and determined not to be conventional convertible debentures and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement the embedded conversion option was bifurcated and has been accounted for as a derivative liability instrument. The stock warrants issued on December 20, 2005 in conjunction with the convertible debt were also evaluated and determined to be a derivative instrument and, therefore, are classified as a liability on the balance sheet. The accounting guidance also requires that the conversion feature and warrants be recorded at fair value at each reporting period with changes in fair value recorded in the statement of operations. The fair value of the embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The carrying value and fair value of the convertible debenture was approximately $8.3 million and $7.9 million, respectively, as of June 30, 2010. The fair value of the convertible debentures was based on the discounted cash flows of principal and interest payments using an interest rate of 5.88%.

The carrying value of restricted cash and short-term borrowings approximates fair value because the short maturity of these instruments.

The Company records certain assets and liabilities at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of June 30, 2010, the financial instruments to which this Topic applied were financial liabilities for the conversion feature of the convertible debenture, warrants and foreign currency forward contracts.

The foreign currency forward contracts are valued using quoted market prices. As of June 30, 2010, the fair value of foreign currency derivative instruments was nominal.

Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements as of June 30, 2010
Description	Total	Level 1	Level 2	Level 3
Conversion features of convertible debenture	$775	—	—	$775
Warrants	239	—	—	239

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type (in thousands):

Description	Convertible[1] Debenture	Warrants[1]
Beginning liability balance, December 31, 2009	$3,024	$2,465
Total unrealized gain included in net loss	(2,249)	(2,226)

Ending liability balance, June 30, 2010	$775	$239

[1]

Refer to Note 4 – Convertible Debenture for the valuation model and unobservable data used to calculate the fair value of the conversion features of the convertible debenture and warrants issued by the Company.

Note 4 – Convertible Debenture

Maxwell accounts for the conversion option in the Debenture and the associated warrants as derivative liabilities in accordance with the Derivatives and Hedging Topic of the FASB ASC. The Debenture was issued on December 20, 2005 for $25 million in aggregate principal of senior subordinated convertible debt, due and payable in quarterly installments of $2.8 million beginning December 2007 through December 2009. However, the holder, at its election, could defer each quarterly payment one time, for a 24 month period. As the holder elected to defer some quarterly installments, the outstanding principal of the Debenture at June 30, 2010 was $8.3 million; this amount is payable with equal installments in June, September and December 2011.

The discount at the issuance date attributable to the aggregate fair value of the conversion options and warrants and the issuance costs totaling $9.2 million, are being amortized using the effective interest method over the term of the Debenture. For the three months ended June 30, 2010 and 2009, $20,000 and $243,000, respectively, and $41,000 and $622,000 for the six months ended June 30, 2010 and 2009, respectively, of the discount and prepaid fees was amortized and included in the condensed consolidated statement of operations.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. As of June 30, 2010 and December 31, 2009, the interest rate on the Debenture was 1.375%. At June 30, 2010 and December 31, 2009 accrued interest on the Debenture was $29,000 and $34,000, respectively.

The following table summarizes principal and interest incurred on the Debenture for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Interest paid with cash	$28	$46

Total Debenture interest payments	$28	$46

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Value	Shares	Value	Shares
Principal paid with cash	$—	—	$2,778	—
Interest paid with cash	62	—	46	—
Interest paid with shares of common stock	—	—	92	18

Total Debenture payments	$62	—	$2,916	18

At June 30, 2010, the Debenture was convertible by the holder at any time into 513,845 shares of common stock. The Company also issued warrants in connection with the issuance of the Debenture. At June 30, 2010, a total of 462,461 warrants were outstanding, which had an exercise price of $16.22 per share. The warrants are exercisable at any time through December 20, 2010. The exercise price and the number of convertible shares and warrants have been adjusted from the originally issued amounts and continue to be subject to an adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price.

Maxwell may require that a specified amount of the principal of the Debenture be converted if certain conditions are satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applies a Z factor, which is a theoretical measurement of the probability of this occurrence. The probability used as of June 30, 2010 and December 31, 2009 was 2.4% and 35.2%, respectively, for forced conversion of 50% of the conversion option at 135% of the original exercise price and 0.1% and 22.4%, respectively, for forced conversion of the remaining conversion option at 175% of the original exercise price. The original exercise price was $19.00 per share.

The fair value of the warrants and embedded conversion options is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Convertible Shares		Warrants
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Black-Scholes Assumptions:
Conversion / exercise price	$16.22	$16.22	$16.22	$16.22
Market price	$11.40	$17.84	$11.40	$17.84
Expected dividends	—	—	—	—
Expected volatility	57.7%	86.9%	56.3%	67.7%
Average risk-free interest rate	0.39%	0.98%	0.22%	0.47%
Expected term/life (in years)	1.2	1.7	0.5	1.0

The change in fair value on revaluation of the Debenture conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The fair value of the warrants at June 30, 2010 and December 31, 2009 was $239,000 and $2.5 million, respectively and is included in “stock warrants” on the balance sheet. The net fair value of the liability for the holder’s and Maxwell’s conversion rights at June 30, 2010 and December 31, 2009 was $775,000 and $3.0 million, respectively, which is included in “convertible debenture and long-term debt” on the balance sheet. The effect of the fair market value adjustment for the three months ended June 30, 2010 and 2009 was a $1.2 million gain and a $3.8 million loss, respectively, and a $4.5 million gain and a $4.4 million loss for the six months ended June 30, 2010 and 2009, respectively. These adjustments are recorded as “gain (loss) on embedded derivative and warrants.”

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

The Company shall pay to each holder of registrable securities related to the embedded conversion feature and warrants liquidated damages of 1.5% of the aggregate purchase price every 30th day after a failure of the registration of the securities. These damages continue each 30 days (pro rated) until the registration failure is cured. As of June 30, 2010, if the Company was not in compliance it would have incurred damages of $238,000 every 30 days until the failure was cured. In addition, if the damages are not paid in 30 days after they are due the Company would incur interest of 1.0% per month on the outstanding damages.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance of $8.0 million, which is classified as restricted cash at June 30, 2010 and December 31, 2009.

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

Gains (losses) on foreign currency forward contracts included in cost of sales and selling, general and administrative are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gains (losses) on foreign currency forward contracts recognized:
Cost of sales	$87	$—	$355	$—
Selling, general and administrative	(81)	—	(270)	—

Total	$6	—	$85	—

As of June 30, 2010, the total notional amount of foreign currency forward contracts not designated as hedges was approximately $3.8 million. The fair value of these derivatives not designated as hedging instruments was nominal at June 30, 2010 and is included in “prepaid expenses and other current assets” on the balance sheet. For additional information, refer to Note 3 – Fair Value Measurements.

The gains (losses) on foreign currency forward contracts were partially offset by gains (losses) on those underlying monetary assets and liabilities. Foreign currency transactions gains (losses) on those monetary assets and liabilities included in cost of sales and selling, general and administrative are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of sales	$(133)	$—	$(304)	$—
Selling, general and administrative	19	—	169	—

Total	$(114)	—	$(135)	—

Note 6 – Stock-Based Compensation

The Company has two active stock-based compensation plans as of June 30, 2010: the 2004 Employee Stock Purchase Plan (the “ESPP”) under which employees purchase common stock; and the 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”) under which the Company may grant incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units.

Employee Stock Options

Compensation expense recognized from employee stock options for the three months ended June 30, 2010 and 2009 was $384,000 and $287,000, respectively, and $800,000 and $595,000 for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009 the total employee stock options granted were 200,650 and 301,350, respectively, with an average grant date fair value per share of $9.09 and $4.06, respectively. The fair value of the stock options is estimated using the Black-Scholes valuation model with the following assumptions:

	Six Months Ended June 30,
	2010	2009
Expected dividends	—	—
Expected volatility	69.4%	69.0%
Average risk-free interest rate	2.7%	1.8%
Expected term/life (in years)	4.8	4.5

Restricted Stock Awards

In accordance with the Stock Compensation Topic of the FASB ASC, the Company determines the fair value of restricted stock awards at the grant date and expenses that amount over the requisite service period. At each reporting period, the Company reassesses the probability of achievement of performance milestones for each restricted stock award and adjusts stock-based compensation expense based on the awards that are expected to vest. The following table summarizes the amount of compensation expense recognized for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service based restricted stock	$224	$106	$391	$255
Performance based restricted stock	70	336	(12)	486

Total compensation expense recognized for restricted stock awards	$294	$442	$379	$741

Employee Stock Purchase Plan

The ESPP permits substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the ESPP shares to be granted during the offering period is estimated using the Black-Scholes valuation model for a call and a put option. Compensation expense recognized for the ESPP for the three months ended June 30, 2010 and 2009 was $15,000 and $62,000, respectively, and $87,000 and $143,000 for the six months ended June 30, 2010 and 2009, respectively. The share price used for the model is a 15% discount on the stock price on the first day of the offering period; the number of shares to be purchased is calculated based on employee contributions. The table below summarizes the assumptions used in valuing the ESPP shares:

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

The Company determines the fair value at the grant date and expenses that amount immediately. Total compensation expense recognized for service based restricted stock unit awards was $50,000 during the three months ended June 30, 2010 and 2009 and $100,000 for the six months ended June 30, 2010 and 2009.

Stock-based Compensation Expense

Compensation cost for employee stock options, restricted stock awards, RSU awards and the ESPP included in cost of sales; selling, general and administrative; and research and development is (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense recognized:
Cost of sales	$89	$101	$205	$203
Selling, general and administrative	575	624	1,068	1,150
Research and development	79	116	93	226

Total stock-based compensation costs	$743	$841	$1,366	$1,579

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

As a result of Maxwell’s international operations, the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As a result of an internal review, the Company is currently conducting an inquiry into the nature of certain payments made to its former independent sales agent in China with respect to sales of its high voltage capacitor products produced by the Swiss subsidiary. These payments equaled the difference between Maxwell’s quoted price for certain products and the amount that the independent sales agent was able to sell such products to certain customers in China. These payments had previously been recorded as commissions; however, a portion of those payments may actually have been rebated directly or indirectly to customers. Maxwell recorded commissions to the agent of $585,000, $1.8 million and $653,000 for the years ended December 31, 2009, 2008 and 2007, respectively. These commissions were based on sales of $3.1 million, $8.2 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts were previously recorded as revenue and commission expense; however, they have been reclassified as a reduction to revenue for all periods presented. The Company terminated its relationship with this independent sales agent as of May 20, 2009.

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

As previously disclosed, the Company has engaged in settlement discussions with the SEC and DOJ with regard to the ongoing FCPA investigations. The Company has negotiated an agreement in principle with the SEC to resolve the ongoing FCPA investigations for a payment of approximately $6.35 million in two installments, with half paid on signing and the remaining half upon the one year anniversary of the signing, as well as certain other settlement terms. The settlement with the SEC remains subject to final approval of the Commission. Settlement discussions with the DOJ are ongoing, and the Company has made an offer to the DOJ to settle the ongoing investigation for $6.35 million. The Company is awaiting a response from the DOJ to its most recent offer. As with all potential settlements with the DOJ, there are numerous other aspects of the settlement, in addition to the monetary penalties, that also need to be resolved. In the fourth quarter of 2009, the company accrued $9.3 million for a potential settlement, and has accrued an additional $3.4 million in the second quarter of 2010 to reflect the full amount of its pending settlement offers to the SEC and DOJ. However, there can be no assurance that the settlement with the SEC will be approved or that the Company will be able to settle with the DOJ for $6.35 million. Previous discussions with the SEC and DOJ have resulted in an estimate of potential settlement of up to $20.0 million – representing the combined first offer of settlement put forth by the SEC and DOJ. The total accrual as of June 30, 2010 of $12.7 million represents the Company’s assessment of the best estimate of settlement within the anticipated settlement range.

Note 8 – Legal Proceedings

There have been no material changes from the legal proceedings disclosed in Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 except the product defect and omega chemical matters described below.

Product Defect Matter

In 2005, a customer claimed a possible defect in a product that was produced for the Company under contract by another manufacturer, Epcos AG, and resold to the customer. In an effort to resolve the matter, the Company’s Swiss subsidiary, Maxwell SA, initiated a legal proceeding in Germany in late 2007 against the product manufacturer. The suit is currently in the discovery phase during which time the court appointed technical expert issued an opinion that: (a) a defect in a substantial number of the products existed; and (b) the defect is one stemming from manufacturing of the products and not from operating conditions of the end use system. Epcos AG has formally opposed the validity of the expert’s opinion, which is standard practice within this type of proceeding, and the expert is now expected to submit a follow up written opinion. The parties have plans to enter into settlement negotiations in the near term to allocate liability for the damages associated with the defective products. Since the matter is still in its preliminary stages and no quantified damages assertions have been formally made, the Company has not yet been able to determine what, if any, warranty exposure it may have, and therefore, has not recorded any warranty reserve provision. The Company does, however, carry insurance that may cover a portion of such warranty liability that might ultimately arise from this matter.

Omega Chemical

In August 2009, unrelated to the Angeles Chemical matter and yet pertaining to the original Omega Chemical matter, the Omega PRP Organized Group (OPOG) submitted a good faith offer letter to parties who settled their portion of the Omega matter for 100% of their respective liabilities for the original Omega Chemical clean up efforts. Within the offer letter, OPOG solicited additional funding for additional clean up efforts it claims are necessary to remediate the Omega Chemical site. Maxwell has joined several other parties receiving the same good faith offer letter from OPOG to review and assess the validity of OPOG’s claim for further clean up funding. To review the state of the Omega Chemical site and assist in determining the validity of such claims, including cost estimates, these collaborating parties hired an outside consultant, made by OPOG and submitted a counter offer to OPOG in accordance with the consultant’s recommendations which identifies Maxwell’s liability in the amount of $48,000. In July, OPOG submitted an additional counter offer which allocates Maxwell’s liability in the amount of $136,000 and includes a conditional indemnification for both the Omega Chemical matter and the Angeles Chemical matter along with any additional matters pertaining to activities stemming from the Omega site. The total accrual for this matter as of June 30, 2010 is $136,000, based on the additional counter offer.

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

Components of the net periodic benefit (cost) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$(148)	$(168)	$(303)	$(331)
Interest cost	(144)	(153)	(295)	(302)
Expected return on plan assets	350	315	717	622
Prior service cost amortization	(9)	(9)	(19)	(18)
Net gain amortization	—	(89)	—	(175)

Net periodic benefit (cost)	$49	$(104)	$100	$(204)

Employer contributions of $149,000 and $139,000 were paid during the three months ended June 30, 2010 and 2009, respectively. Total employer contributions of $308,000 and $278,000 were paid during the six months ended June 30, 2010 and 2009, respectively. Additional employer contributions of approximately $302,000 are expected to be paid during the remainder of fiscal 2010.

Note 10 – Related Party

Maxwell SA’s pension plan has provided a long term loan of 700,000 Swiss Francs (approximately $650,000 as of June 30, 2010) to Montena Properties SA. Montena Properties SA is 100% owned by Montena SA. The loan has been renegotiated to be repaid in full by or before November 15, 2011 and bears an interest rate of 4.5%. A member of Maxwell Technologies, Inc’s Board of Directors, José Cortes, is also the Chairman of the Board of Montena SA, as well as an indirect minority stockholder. The loan was provided to Montena Properties SA prior to Mr. Cortes becoming a director of Maxwell.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this document and incorporated herein by reference discuss our plans and strategies for our business or make other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “may,” “could,” “will,” “continue,” “seek,” “should,” “would” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views and beliefs of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our statements. Such risks, uncertainties and contingencies include, but are not limited to, the following:

•	financial markets disruption, including, among other things, volatility in securities prices and diminished liquidity and credit availability;

•	decline in the domestic and global economies that may delay development and introduction of new products by our customers;

•	our success in introducing and marketing new products into existing and new markets;

•	our ability to manufacture existing and new products in volumes demanded by our customers and at competitive prices with adequate gross margins;

•	market success of the products into which our products are integrated;

•	the timing and success of new product introductions by third parties into which our products are integrated;

•	our ability in growing markets to increase our market share relative to our competitors;

•	our ability to successfully integrate our business with operations of businesses we may acquire;

•	our ability to finance the growth of our business with internal resources or through outside equity or debt financing on reasonable terms or at reasonable rates; and

•	our ability to produce our products at quality levels demanded by our customers.

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

Executive Summary

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview

•	Highlights of the Six Months Ended June 30, 2010

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Pending Accounting Pronouncements

•	Off Balance Sheet Arrangements

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

Highlights of the Six Months Ended June 30, 2010

We reported revenue of $29.6 million and a net loss of $2.6 million, or $0.10 per diluted share, for the second quarter of 2010; compared with revenue of $24.8 million and a net loss of $5.3 million, or $0.22 per diluted share, for the same quarter in 2009. We reported revenue of $56.2 million and a net loss of $1.3 million, or $0.05 per diluted share, for the six months ended June 30, 2010; compared with revenue of $47.2 million and a net loss of $8.3 million, or $0.36 per diluted share, for the six months ended June 30, 2009.

During the six months ended June 30, 2010, we continued to focus on developing strategic alliances, introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, capital investments to facilitate growth, augmenting executive management and improving production processes. Some of these efforts are described below:

•

In May, we announced that Robert L. Guyett had been elected chairman of the company’s board of directors. Guyett, 73, joined Maxwell’s board in January 2000, and previously served as chairman from May 2003 through May 2007. He also chairs the board’s Audit Committee and serves on the Compensation and Governance, Nominating and Strategy Committees. Since 1995, he has been President and Chief Executive Officer of Crescent Management Enterprises LLC, a consulting firm that provides financial management and investment advisory services. He is a director of Newport Corp., a NASDAQ-listed supplier of products and systems to the semiconductor, communications, electronics, research and life science markets. He also serves on the boards of privately held companies and is a director and treasurer of the Christopher and Dana Reeve Foundation. Earlier in his career, he was a director and chief financial officer of Engelhard Corp. and before that was a director and chief financial officer of Fluor Corporation.

•

In May, we announced an agreement with Rutronik Elektronische Bauelemente GmbH through which Rutronik will distribute Maxwell’s BOOSTCAP® ultracapacitor products throughout Europe. Under this new contract, Rutronik will especially address the European industrial, automotive, renewable energies and other key energy storage market segments with Maxwell’s ultracapacitor products.

•

In March, we announced that capacity expansion and process improvements in our production facility will position our CONDIS® family of high voltage capacitor products to support a potential growth in sales.

•

In March, we announced that Voith Turbo, a leading producer of heavy vehicle drive systems, had selected Maxwell’s 125-volt Boostcap® ultracapacitor modules for braking energy recuperation and torque assist in low-emission, fuel-efficient, hybrid-electric transit bus drive systems. Voith and Maxwell have entered into a strategic supply agreement through which Maxwell is Voith’s exclusive supplier of ultracapacitor modules assembled in the United States to meet local content requirements.

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

•

In February, we announced the realignment and expansion of our executive team reflecting the increased focus we are placing on product development, marketing and business development to strengthen and expand our presence in the marketplace. We changed the scope of vice president Michael Liedtke’s responsibilities to business development, market intelligence and strategic planning, appointed Van M. Andrews vice president, ultracapacitor sales and marketing and promoted Jeremy Cowperthwaite to the newly created position of vice president, ultracapacitor engineering.

Results of Operations

The Second Quarter of 2010 Compared with the Second Quarter of 2009

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended June 30,
	2010	2009
Revenue	100%	100%
Cost of sales	60%	64%

Gross profit	40%	36%
Operating expenses:
Selling, general and administrative	38%	23%
Research and development	13%	17%

Total operating expenses	51%	40%

Loss from operations	(11)%	(4)%
Other expense, net	4%	(16)%

Loss from continuing operations before income taxes	(7)%	(20)%
Income tax provision	2%	2%

Net loss	(9)%	(22)%

Our net loss for the second quarter of 2010 improved $2.8 million compared with the same quarter one year ago. Our net loss reported in the current quarter was $2.6 million, or $0.10 per diluted share, compared with a net loss of $5.3 million, or $0.22 per diluted share, in the same quarter one year ago. The net loss comparison is affected by a $3.4 million additional accrual in the second quarter of 2010 for the potential settlement of alleged U.S. Foreign Corrupt Practices Act (“FCPA”) violations and a gain on embedded derivative and warrants of $1.2 million in the second quarter of 2010 compared with a loss on embedded derivative and warrants of $3.8 million in the same quarter one year ago. Excluding the settlement accrual and the gain or loss on embedded derivative and warrants, our net loss for the second quarter of 2010 improved by $1.1 million compared with the same period one year ago, driven primarily by an increase in revenues combined with an improvement in gross profit. More specifics of these areas are discussed below.

Revenue and Gross Profit

The following table presents a comparison of revenue, cost of sales and gross profit for the quarters ended June 30, 2010 and 2009 (in thousands, except percentages):

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Revenue	$29,579	100%	$24,754	100%	$4,825	19%
Cost of sales	17,742	60%	15,839	64%	1,903	12%

Gross profit	$11,837	40%	$8,915	36%	$2,922	33%

Revenue. In the second quarter of 2010, revenue increased 19% to $29.6 million, compared with $24.8 million in the same quarter one year ago. Ultracapacitor revenue increased by 48%, to $15.9 million in the second quarter of 2010, compared with $10.7 million in the same quarter one year ago. Sales of high voltage capacitor and microelectronics products totaled $13.7 million in the second quarter of 2010, down 2% from the $14.0 million recorded in the same quarter one year ago. The increase in revenue from our ultracapacitor product line was influenced primarily by continuing strong demand for energy storage and power delivery systems for wind turbines, hybrid transit buses and backup power.

A substantial amount of our revenue is generated through our Swiss subsidiary. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. dollar, our reporting currency. Since the quarterly weighted average of the U.S. Dollar against the Swiss Franc during the second quarter of 2010 was $0.8956 per Swiss Franc compared with $0.8984 per Swiss Franc in the same period one year ago, there was little impact from exchange rates when comparing the second quarter of 2010 to the same quarter in 2009.

Gross Profit. In the second quarter of 2010, gross profit increased $2.9 million or 33% compared with the same quarter one year ago. As a percentage of revenue, gross profit increased to 40% compared with 36% in the same period one year ago. Higher gross profit resulted primarily from $1.7 million due to an increase in revenue volume and $1.2 million in net reductions of product costs. Product cost reductions were driven primarily by advancements in our manufacturing process and product design. The product design advancements allowed us to reduce product cost while improving the performance of our large cell ultracapacitor product line.

Selling, General & Administrative (SG&A) Expense

The following table presents a comparison of selling, general and administrative expense for the second quarter of 2010 and 2009 (in thousands, except percentages):

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Selling, general and administrative	$11,164	38%	$5,628	23%	$5,536	98%

SG&A expenses were 38% of revenue for second quarter of 2010, up from 23% in the same quarter one year ago, and total expenses increased $5.5 million, or 98%, from the same quarter one year ago. The increase in absolute dollars was driven primarily by a $3.4 million additional accrual for the potential settlement of alleged FCPA violations and approximately $1.1 million in net foreign exchange transaction losses in the second quarter of 2010 compared with approximately $400,000 in net foreign exchange transaction gains in the same quarter one year ago. The foreign exchange transaction losses were driven by the weakening of the Euro against the U.S. Dollar and Swiss Franc.

Research & Development (R&D) Expense

The following table presents a comparison of research and development expense for the second quarter of 2010 and 2009 (in thousands, except percentages):

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$3,954	13%	$4,098	17%	$(144)	(4)%

R&D expenses were 13% of revenue for the second quarter of 2010, compared with 17% from the same quarter one year ago, and total expenses decreased by $144,000, or 4%. The decrease in absolute dollars was driven primarily by decreases in the cost of inventory and other materials used for product development.

Provision for Income Taxes

We recorded an income tax provision of $410,000 for the second quarter of 2010 compared with $319,000 for the same quarter in 2009. This provision is related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

The Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Six Months Ended June 30,
	2010	2009
Revenue	100%	100%
Cost of sales	61%	66%

Gross profit	39%	34%
Operating expenses:
Selling, general and administrative	33%	23%
Research and development	15%	17%

Total operating expenses	48%	40%

Loss from operations	(9)%	(6)%
Other income (expense), net	8%	(11)%

Loss from continuing operations before income taxes	(1)%	(17)%
Income tax provision	1%	1%

Net income (loss)	(2)%	(18)%

Our net loss for the six months ended June 30, 2010 improved $7.0 million compared with the same period one year ago. Our net loss for the six months ended June 30, 2010 was $1.3 million, or $0.05 per diluted share, compared with a net loss of $8.3 million, or $0.36 per diluted share, in the same period one year ago. The net loss comparison is affected by a $3.4 million additional accrual in the second quarter of 2010 for the potential settlement of alleged FCPA violations and a gain on embedded derivative and warrants of $4.5 million for the six months ended June 30, 2010, compared with a loss on embedded derivative and warrants of $4.4 million in the same period one year ago. Excluding the settlement accrual and the gain on embedded derivative and warrants, net loss for the six months ended June 30, 2010 improved by $1.5 million compared with the same period one year ago, driven primarily by an increase in revenues combined with an improvement in gross profit. More specifics of these areas are discussed below.

Revenue and Gross Profit

The following table presents a comparison of revenue, cost of sales and gross profit for the six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Revenue	$56,202	100%	$47,213	100%	$8,989	19%
Cost of sales	34,154	61%	31,245	66%	2,909	9%

Gross profit	$22,048	39%	$15,968	34%	$6,080	38%

Revenue. During the six months ended June 30, 2010, revenue increased 19% to $56.2 million, compared with $47.2 million in the same period one year ago. Ultracapacitor revenue increased by 61%, to $29.7 million during the six months ended June 30, 2010, compared with $18.5 million in the same period one year ago. Sales of high voltage capacitor and microelectronics products totaled $26.5 million during the six months ended June 30, 2010, down 8% from the $28.7 million recorded in the same period one year ago. The increase in revenue from our ultracapacitor product line was influenced primarily by continuing strong demand for energy storage and power delivery systems for wind turbines, hybrid transit buses and backup power.

A substantial amount of our revenue is generated through our Swiss subsidiary. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Frank during the six months ended June 30, 2010 compared with the same period one year ago, revenue was positively impacted by $1.2 million.

Gross Profit. During the six months ended June 30, 2010, gross profit increased $6.1 million or 38% compared with the same period one year ago. As a percentage of revenue, gross profit increased to 39% compared with 34% in the same period one year ago. Higher gross profit resulted primarily from $3.1 million due to an increase in revenue volume and $3.0 million in net reductions of product costs. Product cost reductions were driven primarily by advancements in our manufacturing process and product design. The product design advancements allowed us to reduce product cost while improving the performance of our large cell ultracapacitor product line.

Selling, General & Administrative (SG&A) Expense

The following table presents a comparison of selling, general and administrative expense for the six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Selling, general and administrative	$18,339	33%	$10,674	23%	$7,665	72%

SG&A expenses were 33% of revenue for the six months ended June 30, 2010, up from 23% in the same period one year ago, and total expenses increased $7.7 million, or 72%, from the same period one year ago. The increase in absolute dollars and as a percentage of revenue was driven primarily by a $3.4 million additional accrual for the potential settlement of alleged FCPA violations, approximately $1.3 million of net foreign exchange transaction losses during the six months ended June 30, 2010 compared with approximately $900,000 of net foreign exchange transaction gains in the same period one year ago and approximately $1.2 million in higher labor costs due to increases in our sales and marketing operations. The foreign exchange transaction losses were driven by the weakening of the Euro against the U.S. Dollar and Swiss Franc.

Research & Development (R&D) Expense

The following table presents a comparison of research and development expense for the six months ended June 30, 2010 and 2009 (in thousands, except percentages):

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$8,536	15%	$7,792	17%	$744	10%

R&D expenses were 15% of revenue for the six months ended June 30, 2010, compared with 17% from the same period one year ago, while total expenses increased by $744,000, or 10%. The increase in absolute dollars was driven primarily by increases of $265,000 of materials related to new product development, $232,000 of labor expense and $141,000 of consulting expense.

Provision for Income Taxes

We recorded an income tax provision of $719,000 for the six months ended June 30, 2010 compared with $442,000 for the same period in 2009. This provision is related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

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

As previously disclosed, we have engaged in settlement discussions with the SEC and DOJ with regard to the ongoing FCPA investigations. We have negotiated an agreement in principle with the SEC to resolve the ongoing FCPA investigations for a payment of approximately $6.35 million in two installments, with half paid on signing and the remaining half upon the one year anniversary of the signing, as well as certain other settlement terms. The settlement with the SEC remains subject to final approval of the Commission. Settlement discussions with the DOJ are ongoing, and we have made an offer to the DOJ to settle the ongoing investigation for $6.35 million. We are awaiting a response from the DOJ to our most recent offer. As with all potential settlements with the DOJ, there are numerous other aspects of the settlement, in addition to the monetary penalties, that also need to be resolved. In the fourth quarter of 2009, we accrued $9.3 million for a potential settlement, and have accrued an additional $3.4 million in the second quarter of 2010 to reflect the full amount of our pending settlement offers to the SEC and DOJ. However, there can be no assurance that the settlement with the SEC will be approved or that the Company will be able to settle with the DOJ for $6.35 million. Previous discussions with the SEC and DOJ have resulted in an estimate of potential settlement of up to $20.0 million – representing the combined first offer of settlement put forth by the SEC and DOJ. The total accrual as of June 30, 2010 of $12.7 million represents our assessment of the best estimate of settlement within the anticipated settlement range.

Liquidity and Capital Resources

Changes in Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Total cash provided by (used in):
Operating activities	$2,888	$(574)
Investing activities	(3,308)	(2,159)
Financing activities	172	21,724
Effect of exchange rate changes on cash and cash equivalents	(1,133)	(51)

Increase (decrease) in cash and cash equivalents	$(1,381)	$18,940

Net cash provided by operating activities was $2.9 million for the six months ended June 30, 2010, which resulted primarily from net working capital inflows of $4.4 million, offset by a net loss of $1.3 million and net non-cash gains of $123,000. The improvement in cash provided by operating activities was driven primarily by an improvement in operating results and an increase in accounts payable, offset in part by an increase in accounts receivable. The increase in accounts payable was driven primarily by an increase in payment terms and the timing of payments. The increase in accounts receivable was driven primarily by the timing of customer billings at the end of the second quarter of 2010. The net cash used in operating activities was $574,000 for the six months ended June 30, 2009, which primarily resulted from a net loss of $8.3 million, offset by net non-cash charges of $9.8 million, and net working capital outflows of $2.1 million.

Net cash used in investing activities was $3.3 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively, which resulted from capital expenditures. The majority of the capital expenditures in 2010 and 2009 have been focused on increasing our production capacity to meet anticipated increases in demand.

Net cash provided by financing activities for the six months ended June 30, 2010 was $172,000, which resulted from proceeds from short-term borrowings of $5.8 million and $510,000 from the issuance of common stock under our stock-based compensation plans, offset by payments on short-term borrowings of $6.0 million and $122,000 from the retirement of shares. The net cash provided by financing activities for the six months ended June 30, 2009 was $21.7 million, which primarily resulted from the issuance of common stock of $25.0 million and proceeds from long-term and short-term borrowing of $1.7 million, offset by principal payments on long-term and short-term debt of $5.0 million.

Liquidity

As of June 30, 2010, we had approximately $28.2 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $36.2 million. The cash restriction will be released when the convertible debenture is fully repaid or converted.

As discussed above, we have accrued $12.7 million for the potential settlement of alleged FCPA violations. Principal payments on our convertible debenture of $8.3 million are due throughout 2011, with the final payment due in December 2011. Additionally, we have $8.0 million of restricted cash that will be released when the debenture is fully repaid or converted. We believe that cash from operating activities, combined with available cash balances, will be sufficient to fund our working capital requirements, settlement of potential FCPA violations, debenture payments, obligations as they become due, planned capital equipment additions and product development expenditures for the next several years.

Debenture, Short-term and Long Term Borrowings

Convertible Debenture

On December 20, 2005, we issued a senior subordinated convertible debenture in aggregate principal amount of $25 million (the “Debenture”) along with warrants to purchase shares of Maxwell common stock. However, the holder, at its election, could defer each quarterly payment one time, for a 24 month period. As the holder has elected to defer some quarterly installments, the outstanding principal of the Debenture at June 30, 2010 of $8.3 million is payable in equal installments in June, September and December 2011.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. During the six months ended June 30, 2010, we made interest payments in cash of $62,000.

The change in fair value on revaluation of the Debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and the Debenture conversion rights between the two measurement dates using a Black-Scholes calculation. The effect of the fair market value adjustment is recorded as “gain (loss) on embedded derivatives and warrants.”

The net fair value of the holder’s and Maxwell’s conversion rights at June 30, 2010 was a net liability of $775,000, and is included in “convertible debenture and long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debenture had a fair value at June 30, 2010 of $239,000, which is included in “stock warrants” on the balance sheet. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised through June 30, 2010.

As long as the Debenture is outstanding, the Company is required to maintain a restricted cash balance of $8.0 million.

Short-term borrowings

Maxwell’s European subsidiary, Maxwell SA, has a 3.0 million Swiss Franc denominated (approximately $2.8 million as of June 30, 2010) credit agreement with a Swiss bank, which renews quarterly and bears interest at 2.0%. Borrowings under the short-term loan agreement are unsecured and as of June 30, 2010 and December 31, 2009, the full amount of the credit line was drawn.

Maxwell SA, also has a 2.0 million Swiss Franc denominated (approximately $1.9 million as of June 30, 2010) credit agreement with a Swiss bank, which renews annually and bears interest at 3.9%. Borrowings under the credit agreement are unsecured and as of June 30, 2010 and December 31, 2009, the full amount available under the credit line was drawn.

Long-term borrowings

Maxwell SA entered into a lending agreement for the acquisition of manufacturing equipment in an amount up to 1.5 million Swiss Francs. After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 2.22%. As of June 30, 2010 and December 31, 2009, the balance of the obligation was $354,000 and $543,000, respectively, with final payment due in 2011.

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

In October 2009, the FASB reached a consensus on ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor-specific objective evidence (“VSOE”) or ii) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This new pronouncement allows us to recognize revenue on multiple-deliverable arrangements earlier than in previous years. Although we are unable to estimate what those amounts will be in the future, the amounts recognized for multiple-deliverable revenue arrangements were approximately zero dollars and $896,000 for the years ended December 31, 2009 and 2008, respectively. As of June 30, 2010 and December 31, 2009, there was approximately $1.6 million and $1.9 million, respectively, of deferred revenue related to multiple-deliverable revenue arrangements.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. The Company has a long term contract with a customer in a currency other than U.S. dollar. A change of 100 basis points (or 1%) in the customer’s local currency would impact the value of the contract by approximately $25,000.

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

Interest Rate Risk

At June 30, 2010, we had approximately $14.1 million in debt, of which $6.3 million is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet and statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $141,000 effect on interest expense.

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

Our management evaluated, under the supervision and with the participation of our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the last fiscal quarter pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2, 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

10.1	Consulting Agreement effective as of June 30, 2010 between the Company and Edward Caudill. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date: August 6, 2010	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary