Form 10-Q
period 2010-09-30
MAXWELL TECHNOLOGIES INC
filed 2010-11-09
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

The number of shares of the registrant’s Common Stock outstanding as of November 5, 2010 is 26,587,013 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2010

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Actual results could differ materially from those estimates. In addition, operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2010.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$32,077	$29,582
Trade and other accounts receivable, net of allowance for doubtful accounts of $244 and $386 at September 30, 2010 and December 31, 2009, respectively	26,053	20,485
Inventories, net	19,301	17,788
Prepaid expenses and other current assets	2,583	1,776

Total current assets	80,014	69,631
Property and equipment, net	19,938	17,080
Intangible assets, net	1,749	2,922
Goodwill	23,870	22,799
Prepaid pension asset	8,726	7,653
Restricted cash	8,000	8,000
Other non-current assets	1,075	734

Total assets	$143,372	$128,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,542	$23,672
Accrued warranty	399	588
Accrued employee compensation	5,532	4,615
Short-term borrowings and current portion of long-term debt	11,025	5,245
Stock warrants	514	2,465
Deferred tax liability	906	906

Total current liabilities	56,918	37,491
Deferred tax liability, long-term	1,097	1,097
Convertible debenture and long-term debt, excluding current portion	4,111	11,452
Other long-term liabilities	743	787

Total liabilities	62,869	50,827

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 26,486 and 26,321 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2,649	2,633
Additional paid-in capital	227,664	224,575
Accumulated deficit	(161,506)	(157,814)
Accumulated other comprehensive income	11,696	8,598

Total stockholders’ equity	80,503	77,992

Total liabilities and stockholders’ equity	$143,372	$128,819

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$31,452	$26,101	$87,654	$73,314
Cost of revenue	19,130	16,164	53,284	47,409

Gross profit	12,322	9,937	34,370	25,905
Operating expenses:
Selling, general and administrative	8,747	7,288	27,086	17,962
Research and development	4,432	4,274	12,968	12,066
Amortization of intangibles	50	86	182	267

Total operating expenses	13,229	11,648	40,236	30,295

Loss from operations	(907)	(1,711)	(5,866)	(4,390)
Interest expense, net	(46)	(59)	(144)	(202)
Amortization of debt discount and prepaid debt costs	(21)	(73)	(62)	(695)
Gain (loss) on embedded derivatives and warrants	(814)	(2,761)	3,661	(7,175)

Loss from continuing operations before income taxes	(1,788)	(4,604)	(2,411)	(12,462)
Income tax provision	562	33	1,281	475

Net loss	$(2,350)	$(4,637)	$(3,692)	$(12,937)

Net loss per share:
Basic and diluted	$(0.09)	$(0.18)	$(0.14)	$(0.54)
Weighted average common shares outstanding:
Basic and diluted	26,195	25,673	26,149	23,974

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(3,692)	$(12,937)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,071	3,866
Amortization	404	480
Amortization of debt discount and prepaid debt costs	62	695
Loss (gain) on embedded derivatives and warrants	(3,661)	7,175
Pension cost (benefit)	(153)	313
Stock-based compensation	2,043	2,478
Shares issued for interest payments	—	92
Shares issued for bonus payments	—	638
Loss on sale of property and equipment	—	34
Provision (recovery) for losses on accounts receivable	(119)	80
Changes in operating assets and liabilities:
Trade and other accounts receivable	(3,831)	(6,487)
Inventories	(1,083)	(223)
Prepaid expenses and other assets	(242)	264
Accounts payable and accrued liabilities	13,584	2,308
Accrued employee compensation	1,171	1,144
Other long-term liabilities	(59)	(353)

Net cash provided by (used in) operating activities	8,495	(433)

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,626)	(3,785)

Net cash used in investing activities	(6,626)	(3,785)

FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(8,944)	(9,598)
Proceeds from long-term and short-term borrowings	8,718	6,305
Retirement of shares	(148)	(450)
Net cash proceeds from issuance of common stock	1,210	25,675

Net cash provided by financing activities	836	21,932

Increase in cash and cash equivalents from operations	2,705	17,714
Effect of exchange rate changes on cash and cash equivalents	(210)	(57)

Increase in cash and cash equivalents	2,495	17,657
Cash and cash equivalents, beginning of period	29,582	12,576

Cash and cash equivalents, end of period	$32,077	$30,233

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context otherwise requires, all references to “Maxwell” and the “Company” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our Swiss subsidiary, Maxwell Technologies, SA.

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1996, the Company changed its name to Maxwell Technologies, Inc.

Maxwell has two manufacturing locations in San Diego, California and Rossens, Switzerland. In addition, the Company has two contract manufacturers located in Shenzhen, China and Tianjin, China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

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

•

High-Voltage Capacitors: The Company’s CONDIS® high-voltage capacitors are extremely robust devices that are designed and manufactured to perform reliably for decades in all climates. These products include grading and coupling capacitors and capacitive voltage dividers that are used to ensure the safety and reliability of electric utility infrastructure and other applications involving transportation, distribution and measurement of high-voltage electrical energy.

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

Liquidity

As of September 30, 2010, the Company had approximately $32.1 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $40.1 million in cash, cash equivalents and restricted cash. The cash restriction will be released when the convertible debenture is fully repaid or converted.

Based on the Company’s assessment of its current and long-term obligations, management believes it will have adequate resources to fund working capital requirements, settlement of alleged U.S. Foreign Corrupt Practice Act violations, obligations as they become due, planned capital equipment additions and product development expenditures for the next several years.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Estimates have been prepared on the basis of the most current information available. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, provisions for deferred income taxes, the incurrence of warranty obligations, stock-based compensation expense, impairment of goodwill and other intangible assets, estimation of potential losses associated with litigation and other claims, the cost to complete certain projects, the probability that the performance criteria of restricted stock awards will be met and the fair value of warrants and embedded conversion options related to the convertible debenture. Actual results could differ materially from the estimates used by management.

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

From time to time the Company has entered into multiple-element contractual arrangements with elements of software that are essential to the functionality of the delivered elements. Additionally, the Company has contracts where all the elements of the agreement need to be delivered and accepted by the customer prior to any revenue being recognized for the deliverables. The Company recognizes revenue on the delivered elements when vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements exists in accordance with the Software Revenue Recognition Subtopic of the FASB ASC. The Company has entered into a contract whereby the Company has delivered certain elements and VSOE of the fair value of the undelivered elements does not exist, therefore, revenue has been deferred The Company also records deferred revenue associated with advance payments from customers. As of September 30, 2010, the Company has recorded approximately $1.8 million of deferred revenue, net of deferred costs of $740,000, which is included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheet.

Foreign Currency Derivative Instruments

As part of its risk management strategy, Maxwell uses forward contracts to hedge certain foreign currency exposures. Maxwell’s objective is to offset gains or losses resulting from these exposures with opposing gains or losses on the forward contracts, thereby reducing volatility of earnings created by these foreign currency exposures. In accordance with the Derivatives and Hedging Topic of the FASB ASC, the fair values of the forward contracts are estimated based on quoted market prices and all forward contracts are recorded in “prepaid expenses and other current assets” or “accounts payable and accrued liabilities” on the condensed consolidated balance sheets at fair value. Any gains or losses recognized on these contracts are recorded in “cost of revenue” and “selling, general and administrative” expense in the condensed consolidated statement of operations.

Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss as reported	$(2,350)	$(4,637)	$(3,692)	$(12,937)
Foreign currency translation adjustment	4,866	1,653	3,096	992
Unrealized gain on securities	—	—	2	—

Comprehensive income (loss)	$2,516	$(2,984)	$(594)	$(11,945)

Computation of Net Loss per Share

In accordance with the Earnings Per Share Topic of the FASB ASC, basic loss per share is calculated using the weighted average number of common shares outstanding. Potentially dilutive securities are not considered in the calculation of net loss per share, as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator
Net loss	$(2,350)	$(4,637)	$(3,692)	$(12,937)

Denominator
Weighted average common shares outstanding – basic and diluted	26,195	25,673	26,149	23,974

Net loss per share
Basic and diluted	$(0.09)	$(0.18)	$(0.14)	$(0.54)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive (in thousands).

	September 30,
	2010	2009
Outstanding options to purchase common stock	1,712	1,719
Restricted stock awards outstanding	210	359
Shares issuable on conversion of convertible debenture	514	685
Warrants to purchase common stock	462	462
Restricted stock unit awards	11	14

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

In October 2009, the FASB reached a consensus on ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This new pronouncement allows the Company to recognize revenue on multiple-deliverable arrangements earlier than in previous years. Although the Company is unable to estimate what those amounts will be in the future, there were no amounts recognized for multiple-deliverable revenue arrangements for the year ended December 31, 2009 and $896,000 for the year ended December 31, 2008. As of September 30, 2010 and December 31, 2009, there was approximately $1.7 million and $2.1 million, respectively, of deferred revenue related to multiple-deliverable revenue arrangements.

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

	September 30, 2010	December 31, 2009
Inventories:
Raw material and purchased parts	$10,771	$10,190
Work-in-process	3,182	3,685
Finished goods	7,993	6,555
Inventory reserve	(2,645)	(2,642)

Net inventory	$19,301	$17,788

Intangible Assets

Intangible assets consist of the following (in thousands):

	Gross Carrying Value	Foreign Currency Adjustment	Accumulated Amortization	Net Carrying Value
As of September 30, 2010:
Patents	$2,476	$—	$(1,446)	$1,030
Developed core technology	1,100	301	(1,118)	283
Patent license agreement	741	(3)	(302)	436

Total intangible assets at September 30, 2010	$4,317	$298	$(2,866)	$1,749

	Gross Carrying Value	Foreign Currency Adjustment	Accumulated Amortization	Net Carrying Value
As of December 31, 2009:
Patents	$3,276	$—	$(1,263)	$2,013
Developed core technology	1,100	288	(1,002)	386
Patent license agreement	741	(24)	(194)	523

Total intangible assets at December 31, 2009	$5,117	$264	$(2,459)	$2,922

Goodwill

The change in the carrying amount of goodwill from December 31, 2009 to September 30, 2010 is as follows (in thousands):

Balance at December 31, 2009	$22,799
Foreign currency translation adjustments	1,071

Balance at September 30, 2010	$23,870

Warranty Reserve

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty experience, including warranty return rates and related expenses, as well as any known or expected warranty exposure.

The following table sets forth an analysis of the warranty reserve activity for the nine months ended September 30, 2010 and 2009 (in thousands).

	Nine Months Ended September 30,
Accrued Warranty Activity:	2010	2009
Beginning balance	$588	$905
Product warranty expense on sales	479	427
Charge to prior warranty expense/accrual	(30)	(72)
Settlement of warranties	(653)	(389)
Foreign currency translation adjustment	15	(31)

Ending balance	$399	$840

Change in Additional Paid in Capital

For the nine months ended September 30, 2010, additional paid in capital increased $3.1 million, due to $3.2 million associated with the Company’s stock-based compensation plans, offset by $140,000 for the retirement of shares.

Note 3 – Fair Value Measurement

The convertible debenture (the “Debenture”) issued on December 20, 2005 was evaluated and determined not to be a conventional convertible debenture and, therefore, because of certain terms and provisions including liquidated damages under the associated registration rights agreement the embedded conversion options were bifurcated and have been accounted for as derivative liability instruments. The stock warrants issued on December 20, 2005 in conjunction with the Debenture were also evaluated and determined to be a derivative instrument and, therefore, are classified as a liability on the balance sheet. The accounting guidance also requires that the conversion features and warrants be recorded at fair value at each reporting period with changes in fair value recorded in the statement of operations. The fair value of the embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The carrying value and fair value of the convertible debenture was approximately $8.3 million and $7.9 million, respectively, as of September 30, 2010. The fair value of the convertible debenture was based on the discounted cash flows of principal and interest payments using an interest rate of 5.88%.

The carrying value of restricted cash and short-term borrowings approximates fair value due to the short maturity of these instruments.

The foreign currency forward contracts are valued using quoted market prices. As of September 30, 2010, the fair value of foreign currency forward contracts was nominal.

The Company records certain assets and liabilities at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of September 30, 2010, the financial instruments to which this Topic applied were financial liabilities for the conversion features of the convertible debenture, warrants and foreign currency forward contracts.

Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements as of September 30, 2010
Description	Total	Level 1	Level 2	Level 3
Conversion features of convertible debenture	$1,314	—	—	$1,314
Warrants	514	—	—	514

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type (in thousands).

Description	Convertible[1] Debenture Conversion Features	Warrants[1]
Beginning liability balance, December 31, 2009	$3,024	$2,465
Total unrealized gain included in net loss	(1,710)	(1,951)

Ending liability balance, September 30, 2010	$1,314	$514

[1]

Refer to Note 4 – Convertible Debenture for the valuation model and unobservable data used to calculate the fair value of the conversion features of the convertible debenture and warrants issued by the Company.

Note 4 – Convertible Debenture

Maxwell accounts for the conversion options in the Debenture and the associated warrants as derivative liabilities in accordance with the Derivatives and Hedging Topic of the FASB ASC. The Debenture was issued on December 20, 2005 for $25 million in aggregate principal of senior subordinated convertible debt, due and payable in quarterly installments of $2.8 million beginning December 2007 through December 2009. However, the holder, at its election, could defer each quarterly payment one time, for a 24 month period. As the holder elected to defer some quarterly installments, the outstanding principal of the Debenture at September 30, 2010 was $8.3 million; this amount is payable with equal installments in June, September and December 2011.

The discount at the issuance date attributable to the aggregate fair value of the conversion options and warrants and the issuance costs totaling $9.2 million, are being amortized using the effective interest method over the term of the Debenture. For the three months ended September 30, 2010 and 2009, $21,000 and $73,000, respectively, and $62,000 and $695,000 for the nine months ended September 30, 2010 and 2009, respectively, of the discount and prepaid fees was amortized and included in the condensed consolidated statement of operations.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. As of September 30, 2010 and December 31, 2009, the interest rate on the Debenture was 1.375%. At September 30, 2010 and December 31, 2009, accrued interest on the Debenture was $29,000 and $34,000, respectively.

The following table summarizes principal and interest incurred on the Debenture for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands).

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Interest paid with cash	$29	$38

Total Debenture interest payments	$29	$38

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Value	Shares	Value	Shares
Principal paid with cash	$—	—	$2,778	—
Interest paid with cash	91	—	84	—
Interest paid with shares of common stock	—	—	92	18

Total Debenture payments	$91	—	$2,954	—

At September 30, 2010, the Debenture was convertible by the holder at any time into 513,845 shares of common stock. The Company also issued warrants in connection with the issuance of the Debenture. At September 30, 2010, a total of 462,461 warrants were outstanding, which had an exercise price of $16.22 per share. The warrants are exercisable at any time through December 20, 2010. The exercise price and the number of convertible shares and warrants have been adjusted from the originally issued amounts and continue to be subject to an adjustment upon certain events, such as the sale of equity securities by Maxwell at a price below the current exercise price.

Additionally, Maxwell may require that a specified amount of the principal of the Debenture be converted if certain conditions are satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applies a Z factor, which is a theoretical measurement of the probability of this occurrence. The probability used as of September 30, 2010 and December 31, 2009 was 9.0% and 35.2%, respectively, for forced conversion of 50% of the conversion option at 135% of the original exercise price and 1.2% and 22.4%, respectively, for forced conversion of the remaining conversion option at 175% of the original exercise price. The original exercise price was $19.00 per share.

The fair value of the warrants and embedded conversion options is estimated on the balance sheet date using the Black-Scholes valuation model with the following assumptions:

	Convertible Shares		Warrants
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Black-Scholes Assumptions:
Conversion / exercise price	$16.22	$16.22	$16.22	$16.22
Market price	$14.61	$17.84	$14.61	$17.84
Expected dividends	—	—	—	—
Expected volatility	56.5%	86.9%	62.5%	67.7%
Average risk-free interest rate	0.27%	0.98%	0.16%	0.47%
Expected term/life (in years)	1.0	1.7	0.22	1.0

The change in fair value on revaluation of the Debenture conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The fair value of the warrants at September 30, 2010 and December 31, 2009 was $514,000 and $2.5 million, respectively and is included in “stock warrants” on the balance sheet. The net fair value of the liability for the holder’s and Maxwell’s conversion rights at September 30, 2010 and December 31, 2009 was $1.3 million and $3.0 million, respectively, which is included in “convertible debenture and long-term debt” on the balance sheet. The effect of the fair market value adjustment for the three months ended September 30, 2010 and 2009 was a $814,000 loss and a $2.8 million loss, respectively, and a $3.7 million gain and a $7.2 million loss for the nine months ended September 30, 2010 and 2009, respectively. These adjustments are recorded as “gain (loss) on embedded derivative and warrants.”

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

The Company shall pay to each holder of registrable securities related to the embedded conversion feature and warrants liquidated damages of 1.5% of the aggregate purchase price every 30th day after a failure of the registration of the securities. These damages continue each 30 days (pro rated) until the registration failure is cured. As of September 30, 2010, if the Company was not in compliance it would have incurred damages of $238,000 every 30 days until the failure was cured. In addition, if the damages are not paid in 30 days after they are due the Company would incur interest of 1.0% per month on the outstanding damages.

As long as the Debenture is outstanding, the Company is required to maintain a cash balance of $8.0 million, which is classified as restricted cash at September 30, 2010 and December 31, 2009.

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

Gains (losses) on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gains (losses) on foreign currency forward contracts recognized in:
Cost of revenue	$(59)	$196	$296	$196
Selling, general and administrative expense	705	552	435	552

Total	$646	748	$731	748

As of September 30, 2010, the total notional amount of foreign currency forward contracts not designated as hedges was approximately $36.8 million. The fair value of these derivatives not designated as hedging instruments was nominal at September 30, 2010 and is included in “prepaid expenses and other current assets” on the balance sheet.

The gains (losses) on foreign currency forward contracts were partially offset by gains (losses) on the underlying monetary assets and liabilities. Foreign currency transactions gains (losses) on the underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$754	$124	$450	$124
Selling, general and administrative expense	(838)	526	(669)	526

Total	$(84)	650	$(219)	650

Note 6 – Stock-Based Compensation

The Company has two active stock-based compensation plans as of September: the 2004 Employee Stock Purchase Plan (the “ESPP”) under which employees purchase common stock; and the 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”) under which the Company may grant incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units.

Employee Stock Options

Compensation expense recognized from employee stock options for the three months ended September 30, 2010 and 2009 was $387,000 and $488,000, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, total employee stock options granted were 200,650 and 402,350, respectively, with an average grant date fair value per share of $9.09 and $5.09, respectively. The fair value of the stock options is estimated using the Black-Scholes valuation model with the following assumptions:

	Nine Months Ended September 30,
	2010	2009
Expected dividends	—	—
Expected volatility	69.4%	68.9%
Average risk-free interest rate	2.7%	2.9%
Expected term/life (in years)	4.8	4.6

Restricted Stock Awards

In accordance with the Stock Compensation Topic of the FASB ASC, the Company determines the fair value of restricted stock awards at the grant date and expenses that amount over the requisite service period. At each reporting period, the Company reassesses the probability of achievement of performance milestones for each restricted stock award and adjusts stock-based compensation expense based on the awards that are expected to vest. The following table summarizes the amount of compensation expense recognized for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service-based restricted stock	$226	$153	$617	$408
Performance-based restricted stock	(39)	148	(51)	634

Total compensation expense recognized for restricted stock awards	$187	$301	$566	$1,042

Employee Stock Purchase Plan

The ESPP permits substantially all employees to purchase common stock through payroll deductions at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period commencing on January 1 and July 1. The number of shares purchased is based upon the participants’ contributions made during the offering period.

The fair value of the ESPP shares to be granted during the offering period is estimated using the Black-Scholes valuation model for a call and a put option. Compensation expense recognized for the ESPP for the three months ended September 30, 2010 and 2009 was $58,000 and $60,000, respectively, and $146,000 and $203,000 for the nine months ended September 30, 2010 and 2009, respectively. The share price used for the model is a 15% discount on the stock price on the first day of the offering period; the number of shares to be purchased is calculated based on employee contributions. The table below summarizes the assumptions used in valuing the ESPP shares:

	For the offering period beginning January 1 and ending September 30,
	2010	2009
Expected dividends	$—	$—
Stock price on valuation date	11.40	13.83
Expected volatility	54.7%	87.6%
Average risk-free interest rate	0.22%	0.35%
Expected life (in years)	0.5	0.5
Fair value per share	$4.39	$4.94

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

The Company determines the fair value at the grant date and expenses that amount immediately. Total compensation expense recognized for service-based restricted stock unit awards was $44,000 and $50,000 during the three months ended September 30, 2010 and 2009, respectively, and $144,000 and $150,000 for the nine months ended September 30, 2010 and 2009, respectively.

Stock-based Compensation Expense

Compensation cost for employee stock options, restricted stock awards, RSU awards and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense recognized:
Cost of revenue	$105	$97	$310	$300
Selling, general and administrative expense	556	682	1,625	1,832
Research and development expense	15	120	108	346

Total stock-based compensation costs	$676	$899	$2,043	$2,478

Note 7 – Commitments and Contingencies

The Company enters into indemnification agreements in the ordinary course of business in which the indemnified party is held harmless and is reimbursed for losses incurred from claims by third parties.

As a result of Maxwell’s international operations, the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As previously disclosed in its SEC filings, the Company has been conducting an internal review into payments it made to its former independent sales agent in China with respect to sales of its high voltage capacitor products produced by its Swiss subsidiary. These payments may have violated the FCPA. The Company has taken certain remedial actions, including terminating its relationship with the independent sales agent in China as well as terminating its relationship with Metar SA, a former related party to the Company. The termination of these relationships and the ongoing investigation could harm the Company’s business.

Throughout the internal review, management has voluntarily provided information related to its internal review to the SEC and DOJ and has provided certain documents as requested by the SEC and DOJ in connection with their reviews of this matter. In the event that the Company’s internal review or any governmental investigation identifies violations of law, the DOJ, the SEC or other governmental authorities could seek civil and/or criminal sanctions, including monetary fines and penalties, against the Company and/or its employees, as well as additional changes to its business practices and compliance programs, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

As previously disclosed, the Company has engaged in settlement discussions with the SEC and DOJ with regard to the ongoing FCPA investigations. The Company has negotiated an agreement in principle with the SEC to resolve the ongoing FCPA investigation for a settlement payment of approximately $6.4 million, payable in two installments, with half paid upfront and the remaining half within 360 days of the Final Judgment, as well as certain other settlement terms. Settlement discussions with the DOJ are ongoing. The Company anticipates final resolution of this matter with both the SEC and the DOJ in the near future. As with all prospective settlements with government entities, final settlement remains subject to approval of the SEC and DOJ. Further, there are numerous other aspects of the prospective settlements, in addition to the monetary settlement amounts, that also need to be resolved.

In the fourth quarter of 2009, the Company accrued $9.3 million for potential settlements with the SEC and DOJ, and in the second quarter of 2010 an additional $3.4 million was accrued. As a result of the ongoing discussions with the DOJ, the Company accrued an additional $1.7 million in the third quarter of 2010. However, there can be no assurance that negotiations to-date with the SEC and DOJ will result in final resolution, or that the amount of the loss upon final resolution will not differ significantly from the current estimate. Previous discussions with the SEC and DOJ have resulted in an estimate of potential settlement of up to $20.0 million – representing the combined first offers of settlement put forth by the SEC and DOJ. The total accrual as of September 30, 2010 of $14.4 million represents the Company’s assessment of the best estimate of settlement.

Note 8 – Legal Proceedings

The legal proceedings in which the Company is engaged could have a material adverse effect on the Company’s business, results of operations and financial condition. Other than the product defect and Omega Chemical matters, as well as a new shareholder derivative suit, described below, there have been no additional material changes to the legal proceedings disclosed in Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Product Defect Matter

In 2005, a customer claimed a possible defect in a product that was produced for the Company under contract by another manufacturer, Epcos AG, and resold to the customer. In an effort to resolve the matter, the Company’s Swiss subsidiary, Maxwell SA, initiated a legal proceeding in Germany in late 2007 against the product manufacturer. The suit is currently in the discovery phase during which time the court-appointed technical expert issued an opinion that: (a) a defect in a substantial number of the products existed; and (b) the defect is one stemming from manufacturing of the products and not from operating conditions of the end use system. Epcos AG opposed the validity of the expert’s opinion, which is standard practice within this type of proceeding, and the expert is now expected to submit a follow-up written opinion. Since the matter is still in its preliminary stages and no quantified damages assertions have been formally made, the Company has not yet been able to determine what, if any, warranty exposure it may have, and therefore, has not recorded any warranty reserve provision.

Omega Chemical

In August 2009, unrelated to the Angeles Chemical matter and yet pertaining to the original Omega Chemical matter, the Omega PRP Organized Group (“OPOG”) submitted a good faith offer letter to parties who settled their portion of the Omega matter for 100% of their respective liabilities for the original Omega Chemical clean up efforts. Within the offer letter, OPOG solicited additional funding for additional clean up efforts it claims are necessary to remediate the Omega Chemical site. Maxwell has joined several other parties receiving the same good faith offer letter from OPOG to review and assess the validity of OPOG’s claim for further clean up funding. To review the state of the Omega Chemical site and assist in determining the validity of such claims, including cost estimates made by OPOG, these collaborating parties hired an outside consultant and submitted a counter offer to OPOG in accordance with the consultant’s recommendations which identifies Maxwell’s liability in the amount of $48,000. In July 2010, OPOG submitted an additional counter offer which allocates Maxwell’s liability in the amount of $136,000 and includes a conditional indemnification for both the Omega Chemical matter and the Angeles Chemical matter along with any additional matters pertaining to activities stemming from the Omega site. The total accrual for this matter as of September 30, 2010 is $136,000, based on the additional counter offer. In October 2010, the collaborating parties reached a mutual understanding with OPOG regarding both the settlement amount and the terms and conditions of such a settlement. Accordingly, and pending completion of the settlement formalities, the Company has accrued the full anticipated settlement amount for resolution of the matter.

Shareholder Derivative Suit

In August 2010, a shareholder derivative action was filed in the Superior Court for San Diego County, California, allegedly on behalf of and for the benefit of the Company, against certain of our current and former officers and directors alleging, among other claims, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint was titled Lozides v. Schramm et al. and alleged that the individual defendants allowed the Company to violate the U.S. Foreign Corrupt Practices Act (“FCPA”) and failed to maintain internal controls and accounting systems for compliance with the FCPA. In September 2010, Washtenaw County Employees’ Retirement System v. Guyett et al., another derivative action was filed in the same court against certain of our current and former officers and directors, as well as a member of our management team, alleging substantially similar claims. In October 2010, the two actions were consolidated. A joint stipulation was filed shortly thereafter setting forth a proposed schedule for responding to the consolidated action. Because the consolidated action is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, the Company cannot predict the ultimate outcome of this action and therefore the Company has not accrued an amount for any potential expenses associated with this action.

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

Components of the net periodic benefit (cost) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$(159)	$(176)	$(461)	$(507)
Interest cost	(154)	(161)	(450)	(463)
Expected return on plan assets	376	331	1,093	953
Prior service cost amortization	(10)	(10)	(29)	(28)
Net gain amortization	—	(93)	—	(268)

Net periodic benefit (cost)	$53	$(109)	$153	$(313)

Employer contributions of $160,000 and $147,000 were paid during the three months ended September 30, 2010 and 2009, respectively. Total employer contributions of $468,000 and $425,000 were paid during the nine months ended September 30, 2010 and 2009, respectively. Additional employer contributions of approximately $171,000 are expected to be paid during the remainder of fiscal 2010.

Note 10 – Related Party

Maxwell SA’s pension plan has provided a long term loan of 700,000 Swiss Francs (approximately $712,000 as of September 30, 2010) to Montena Properties SA. Montena Properties SA is 100% owned by Montena SA. The loan has been renegotiated to be repaid in full by or before November 15, 2011 and bears an interest rate of 4.5%. A member of Maxwell Technologies, Inc’s Board of Directors, José Cortes, is also the Chairman of the Board of Montena SA, as well as an indirect minority stockholder. The loan was provided to Montena Properties SA prior to Mr. Cortes becoming a director of Maxwell.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our Swiss subsidiary, Maxwell Technologies, SA.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview

•	Highlights of the Three and Nine Months Ended September 30, 2010

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Pending Accounting Pronouncements

•	Off Balance Sheet Arrangements

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

Maxwell has two manufacturing locations in San Diego, California and Rossens, Switzerland. In addition, we have two contract manufacturers in Shenzhen, China and Tianjin, China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

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

•

High-Voltage Capacitors: Our CONDIS® high-voltage capacitors are designed and manufactured to perform reliably for decades in all climates. These products include grading and coupling capacitors and capacitive voltage dividers that are used to ensure the safety and reliability of electric utility infrastructure and other applications involving transportation, distribution and measurement of high-voltage electrical energy.

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

Highlights of the Three and Nine Months Ended September 30, 2010

        We reported revenue of $31.5 million and a net loss of $2.4 million, or $0.09 per diluted share, for the third quarter of 2010; compared with revenue of $26.1 million and a net loss of $4.6 million, or $0.18 per diluted share, for the same quarter in 2009. We reported revenue of $87.7 million and a net loss of $3.7 million, or $0.14 per diluted share, for the nine months ended September 30, 2010; compared with revenue of $73.3 million and a net loss of $12.9 million, or $0.54 per diluted share, for the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, we continued to focus on developing strategic alliances, introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, augmenting executive management and improving production processes. Some of these efforts are described below:

•

In October, we announced the delivery of production-level quantities of BOOSTCAP® ultracapacitors to Continental AG, one of the world’s leading automotive electronics and mechatronics suppliers, for Continental’s “E-booster” voltage stabilization system for micro hybrid automobiles.

•	In September, we announced the delivery of BOOSTCAP® ultracapacitor cells and multi-cell modules for more than 1,000 hybrid transit bus drive systems through the first three quarters of 2010.

•

In August, we reported that sales of BOOSTCAP® ultracapacitor products for wind energy applications through the first three quarters of 2010 are running more than 40 percent ahead of wind-related sales in the same period last year, and we estimated that more than 13,000 BOOSTCAP-equipped turbines are in operation worldwide.

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

•	In March, we announced capacity expansion and process improvements in our production facility or our CONDIS® family of high voltage capacitor.

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

Results of Operations

The Third Quarter of 2010 Compared with the Third Quarter of 2009

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated.

	Quarter Ended September 30,
	2010	2009
Revenue	100%	100%
Cost of revenue	61%	62%

Gross profit	39%	38%
Operating expenses:
Selling, general and administrative	28%	28%
Research and development	14%	16%

Total operating expenses	42%	44%

Loss from operations	(3)%	(6)%
Other expense, net	(2)%	(11)%

Loss from continuing operations before income taxes	(5)%	(17)%
Income tax provision	2%	0%

Net loss	(7)%	(17)%

Our net loss for the third quarter of 2010 improved $2.3 million compared with the same quarter one year ago. Our net loss reported in the current quarter was $2.4 million, or $0.09 per diluted share, compared with a net loss of $4.6 million, or $0.18 per diluted share, in the same quarter one year ago. The net loss comparison is affected by a $1.7 million additional accrual in the third quarter of 2010 for the potential settlement of alleged U.S. Foreign Corrupt Practices Act (“FCPA”) violations and a loss on embedded derivatives and warrants of $814,000 in the third quarter of 2010 compared with a loss on embedded derivatives and warrants of $2.8 million in the same quarter one year ago. Excluding the settlement accrual and the loss on embedded derivatives and warrants, our net loss for the third quarter of 2010 improved by $2.0 million compared with the same period one year ago, driven primarily by an increase in revenues combined with an improvement in gross profit and operating margins. More specifics of these areas are discussed below.

Revenue and Gross Profit

The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended September 30, 2010 and 2009 (in thousands, except percentages).

	Quarter Ended September 30, 2010		Quarter Ended September 30, 2009
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$31,452	100%	$26,101	100%	$5,351	21%
Cost of revenue	19,130	61%	16,164	62%	2,966	18%

Gross profit	$12,322	39%	$9,937	38%	$2,385	24%

Revenue. In the third quarter of 2010, revenue increased 21% to $31.5 million, compared with $26.1 million in the same quarter one year ago. Ultracapacitor revenue increased by 78%, to $18.6 million in the third quarter of 2010, compared with $10.5 million in the same quarter one year ago. Sales of high voltage capacitor and microelectronics products totaled $12.8 million in the third quarter of 2010, down 18% from the $15.6 million recorded in the same quarter one year ago. The increase in revenue from our ultracapacitor product line was influenced primarily by continuing strong demand for energy storage and power delivery systems for wind energy, hybrid and electric transit vehicles, micro hybrid automotive systems, backup power and wireless communications. The decline in our combined high voltage capacitor and microelectronics product revenues was a result of fewer deliveries of our single board computer products during the current quarter and a shift in the mix of high voltage product sales.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the quarter ended September 30, 2010 compared with the same period one year ago, revenue was positively impacted by $668,000.

Gross Profit. In the third quarter of 2010, gross profit increased $2.4 million or 24% compared with the same quarter one year ago. As a percentage of revenue, gross profit increased to 39% compared with 38% in the same period one year ago. Gross profit was $2.0 million higher due to an increase in revenue volume and $348,000 higher due to reductions in product costs. Product cost reductions were driven primarily by advancements in our manufacturing process and product design. The product design advancements allowed us to reduce product cost of our large cell ultracapacitor product line.

Selling, General and Administrative (SG&A) Expense

The following table presents a comparison of selling, general and administrative expense for the third quarter of 2010 and 2009 (in thousands, except percentages).

	Quarter Ended September 30, 2010		Quarter Ended September 30, 2009
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Selling, general and administrative expense	$8,747	28%	$7,288	28%	$1,459	20%

SG&A expenses were 28% of revenue for third quarter of 2010, consistent with the same quarter one year ago, while total expenses increased $1.5 million, or 20%, from the same quarter one year ago. The increase in absolute dollars was driven primarily by a $1.7 million accrual for the potential settlement of alleged FCPA violations. In addition, $128,000 in net foreign exchange transaction losses were recorded in the third quarter of 2010 compared with approximately $465,000 in net foreign exchange transaction losses in the same quarter one year ago. The Company hedges intercompany and third-party asset and liability balances denominated in currencies other than the local currency. The net foreign exchange transaction gains or losses recognized are the transaction gains and losses incurred on the hedged assets and liabilities, net of the gains and losses realized on the hedge contracts.

Research and Development (R&D) Expense

The following table presents a comparison of research and development expense for the second quarter of 2010 and 2009 (in thousands, except percentages).

	Quarter Ended September 30, 2010		Quarter Ended September 30, 2009
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development expense	$4,432	14%	$4,274	16%	$158	4%

R&D expenses were 14% of revenue for the third quarter of 2010, compared with 16% for the same quarter one year ago, and total expenses increased by $158,000, or 4%. The increase in absolute dollars was driven primarily by an increase in expenses related to consulting services and materials used for product development of $331,000, offset by a decrease in legal fees of $171,000.

Provision for Income Taxes

We recorded an income tax provision of $562,000 for the third quarter of 2010 compared with $33,000 for the same quarter in 2009. This provision is related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

The Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated.

	Nine Months Ended September 30,
	2010	2009
Revenue	100%	100%
Cost of revenue	61%	65%

Gross profit	39%	35%
Operating expenses:
Selling, general and administrative	31%	25%
Research and development	15%	16%

Total operating expenses	46%	41%

Loss from operations	(7)%	(6)%
Other expense, net	(4)%	(11)%

Loss from continuing operations before income taxes	(3)%	(17)%
Income tax provision	1%	1%

Net loss	(4)%	(18)%

Our net loss for the nine months ended September 30, 2010 improved $9.2 million compared with the same period one year ago. Our net loss for the nine months ended September 30, 2010 was $3.7 million, or $0.14 per diluted share, compared with a net loss of $12.9 million, or $0.54 per diluted share, in the same period one year ago. The net loss comparison is affected by a $5.1 million accrual for the potential settlement of alleged FCPA violations and a gain on embedded derivatives and warrants of $3.7 million for the nine months ended September 30, 2010, compared with a loss on embedded derivatives and warrants of $7.2 million in the same period one year ago. Excluding the settlement accrual and the gain on embedded derivative and warrants, net loss for the nine months ended September 30, 2010 improved by $3.5 million compared with the same period one year ago, driven primarily by an increase in revenues combined with an improvement in gross profit. More specifics of these areas are discussed below.

Revenue and Gross Profit

The following table presents a comparison of revenue, cost of revenue and gross profit for the nine months ended September 30, 2010 and 2009 (in thousands, except percentages).

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$87,654	100%	$73,314	100%	$14,340	20%
Cost of revenue	53,284	61%	47,409	65%	5,875	12%

Gross profit	$34,370	39%	$25,905	35%	$8,465	33%

Revenue. During the nine months ended September 30, 2010, revenue increased 20% to $87.7 million, compared with $73.3 million in the same period one year ago. Ultracapacitor revenue increased by 67%, to $48.3 million during the nine months ended September 30, 2010, compared with $28.9 million in the same period one year ago. Sales of high voltage capacitor and microelectronics products totaled $39.3 million during the nine months ended September 30, 2010, down 11% from the $44.4 million recorded in the same period one year ago. The increase in revenue from our ultracapacitor product line was influenced primarily by continuing strong demand for energy storage and power delivery systems for wind energy, hybrid and electric transit vehicles, micro hybrid automotive systems, backup power and wireless communications.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the nine months ended September 30, 2010 compared with the same period one year ago, revenue was positively impacted by $1.9 million.

Gross Profit. During the nine months ended September 30, 2010, gross profit increased $8.5 million or 33% compared with the same period one year ago. As a percentage of revenue, gross profit increased to 39% compared with 35% in the same period one year ago. Gross profit was higher by $5.1 million due to an increase in revenue volume and by $3.4 million due to reductions of product costs. Product cost reductions were driven primarily by advancements in our manufacturing processes and product design. The product design advancements allowed us to reduce product cost of our large cell ultracapacitor product line.

Selling, General and Administrative (SG&A) Expense

The following table presents a comparison of selling, general and administrative expense for the nine months ended September 30, 2010 and 2009 (in thousands, except percentages).

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
.	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Selling, general and administrative expense	$27,086	31%	$17,962	25%	$9,124	51%

SG&A expenses were 31% of revenue for the nine months ended September 30, 2010, up from 25% in the same period one year ago, and total expenses increased $9.1 million, or 51%, from the same period one year ago. The increase in absolute dollars and as a percentage of revenue was driven primarily by a $5.1 million additional accrual for the potential settlement of alleged FCPA violations and $895,000 in higher labor costs due to increases in our sales and marketing operations. In addition, the Company recorded net foreign exchange transaction losses during the nine months ended September 30, 2010 of $1.6 million compared with $827,000 of net foreign exchange transaction gains in the same period one year ago. The Company hedges intercompany and third-party asset and liability balances denominated in currencies other than the local currency. The net foreign exchange transaction gains or losses recognized are the transaction gains and losses incurred on the hedged assets and liabilities, net of the gains and losses realized on the hedge contracts.

Research and Development (R&D) Expense

The following table presents a comparison of research and development expense for the nine months ended September 30, 2010 and 2009 (in thousands, except percentages).

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development expense	$12,968	15%	$12,066	16%	$902	7%

R&D expenses were 15% of revenue for the nine months ended September 30, 2010, compared with 16% for the same period one year ago, while total expenses increased by $902,000, or 7%. The increase in absolute dollars was driven primarily by an increase in expenses related to consulting services and materials used for product development of $544,000 and an increase of $231,000 in labor expense.

Provision for Income Taxes

We recorded an income tax provision of $1.3 million for the nine months ended September 30, 2010 compared with $475,000 for the same period in 2009. This provision is related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

Commitments and Contingencies

As a result of our international operations, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As previously disclosed in our periodic filings, we have been conducting an internal review regarding payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. These payments may have violated the FCPA. We have taken certain remedial actions, including terminating of our relationship with the independent sales agent in China as well as terminating our relationship with Metar SA, a former related party. The termination of these relationships and the ongoing investigation could harm our business.

Throughout our internal review, we have voluntarily provided information related to our internal review to the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) and have provided certain documents as requested by the SEC and DOJ in connection with their reviews of this matter. In the event that our internal review or any governmental investigation identifies violations of law, the DOJ, the SEC or other governmental authorities could seek civil and/or criminal sanctions, including monetary fines and penalties, against the Company and/or its employees, as well as additional changes to its business practices and compliance programs, which could have a material adverse effect on our business, results of operations and financial condition.

As previously disclosed, we have engaged in settlement discussions with the SEC and DOJ with regard to the ongoing FCPA investigations. We have negotiated an agreement in principle with the SEC to resolve the ongoing FCPA investigations for a payment of approximately $6.35 million in two installments, with half paid upfront and the remaining half upon the one year anniversary of the signing, as well as certain other settlement terms. Settlement discussions with the DOJ are ongoing. As with all prospective settlements with government entities, final settlement remains subject to approval of the SEC and DOJ. Further, there are numerous other aspects of the prospective settlements, in addition to the monetary settlement amounts, that also need to be resolved. In the fourth quarter of 2009, we accrued $9.3 million for a potential settlement, and in the second quarter of 2010 we accrued an additional $3.4 million. As a result of the ongoing discussions with the DOJ, we have accrued an additional $1.7 million in the third quarter of 2010. However, there can be no assurance that negotiations to-date with the SEC and DOJ will result in final resolution, or that the amount of the loss upon final resolution will not differ significantly from the current estimate. Previous discussions with the SEC and DOJ have resulted in an estimate of potential settlement of up to $20.0 million – representing the combined first offer of settlement put forth by the SEC and DOJ. The total accrual as of September 30, 2010 of $14.4 million represents our assessment of the best estimate of settlement.

Liquidity and Capital Resources

Changes in Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2010 and 2009 (in thousands).

	Nine Months Ended September 30,
	2010	2009
Total cash provided by (used in):
Operating activities	$8,495	$(433)
Investing activities	(6,626)	(3,785)
Financing activities	836	21,932
Effect of exchange rate changes on cash and cash equivalents	(210)	(57)

Increase in cash and cash equivalents	$2,495	$17,657

Net cash provided by operating activities was $8.5 million for the nine months ended September 30, 2010, which resulted primarily from net working capital inflows of $9.5 million, offset by a net loss of $3.7 million which includes $2.6 million in net non-cash charges. The improvement in cash provided by operating activities was driven primarily by an improvement in operating results and an increase in accounts payable, offset in part by an increase in accounts receivable. The increase in accounts payable was driven primarily by an increase in payment terms and the timing of payments. The increase in accounts receivable was driven primarily by the timing of customer billings at the end of the third quarter of 2010. The net cash used in operating activities was $433,000 for the nine months ended September 30, 2009, which primarily resulted from a net loss of $12.9 million and net working capital outflows of $3.3 million, offset by net non-cash charges of $15.9 million.

Net cash used in investing activities was $6.6 million and $3.8 million for the nine months ended September 30, 2010 and 2009, respectively, which resulted from capital expenditures. The majority of the capital expenditures in 2010 and 2009 have been focused on increasing our production capacity to meet anticipated increases in demand.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $836,000, which resulted from proceeds from borrowings of $8.7 million and $1.2 million from the issuance of common stock under our stock-based compensation plans, offset by payments on borrowings of $8.9 million. The net cash provided by financing activities for the nine months ended September 30, 2009 was $21.9 million, which primarily resulted from proceeds from the issuance of common stock of $25.7 million and proceeds from borrowing of $6.3 million, offset by payments on borrowings of $9.6 million and $450,000 paid to retire shares.

Liquidity

As of September 30, 2010, we had approximately $32.1 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $40.1 million in cash, cash equivalents and restricted cash. The cash restriction will be released when the convertible debenture is fully repaid or converted.

        As discussed above, we have accrued $14.4 million for the potential settlement of alleged FCPA violations. Principal payments on our convertible debenture of $8.3 million are due throughout 2011, with the final payment due in December 2011. Additionally, we have $8.0 million of restricted cash that will be released when the debenture is fully repaid or converted. We believe that cash from operating activities, combined with available cash balances, will be sufficient to fund our working capital requirements, settlement of alleged FCPA violations, debenture payments, obligations as they become due, planned capital equipment additions and product development expenditures for at least the next twelve months.

Debenture and Other Borrowings

Convertible Debenture

On December 20, 2005, we issued a senior subordinated convertible debenture in aggregate principal amount of $25 million (the “Debenture”) along with warrants to purchase shares of Maxwell common stock. However, the holder, at its election, could defer each quarterly payment one time, for a 24 month period. As the holder has elected to defer some quarterly installments, the outstanding principal of the Debenture at September 30, 2010 of $8.3 million is payable in equal installments in June, September and December 2011.

Interest is due quarterly with the interest rate tied to the Federal Funds Rate plus 1.125% per annum. All or a portion of the accrued and unpaid interest may be paid in shares of Maxwell’s common stock at the Company’s option. During the nine months ended September 30, 2010, we made interest payments in cash of $91,000.

The change in fair value on revaluation of the Debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and the Debenture conversion rights between the two measurement dates using a Black-Scholes calculation. The effect of the fair market value adjustment is recorded as “gain (loss) on embedded derivatives and warrants.”

The net fair value of the holder’s and Maxwell’s conversion rights at September 30, 2010 was a net liability of $1.3 million, and is included in “convertible debenture and long-term debt” on the balance sheet.

The warrants issued in connection with the issuance of the Debenture had a fair value at September 30, 2010 of $514,000, which is included in “stock warrants” on the balance sheet. The warrants are exercisable at any time through December 20, 2010. No warrants had been exercised through September 30, 2010.

As long as the Debenture is outstanding, the Company is required to maintain a restricted cash balance of $8.0 million.

Lines of credit

Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc denominated (approximately $3.1 million as of September 30, 2010) credit agreement with a Swiss bank, which renews quarterly and bears interest at 2.0%. Borrowings under the short-term loan agreement are unsecured and as of September 30, 2010 and December 31, 2009, the full amount of the credit line was drawn.

Maxwell SA, also has a 2.0 million Swiss Franc denominated (approximately $2.0 million as of September 30, 2010) credit agreement with a Swiss bank, which renews annually and bears interest at 3.9%. Borrowings under the credit agreement are unsecured and as of September 30, 2010 and December 31, 2009, the full amount available under the credit line was drawn.

Equipment financing

Maxwell SA entered into a lending agreement for the acquisition of manufacturing equipment in an amount up to 1.5 million Swiss Francs. After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 2.22%. As of September 30, 2010 and December 31, 2009, the balance of the obligation was $295,000 and $543,000, respectively, with final payment due in 2011.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There has been no substantial change to our significant accounting policies or critical accounting estimates since the end of fiscal 2009.

Pending Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, to improve the disclosures about fair value measurements. This update requires us to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), we will be required to present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). This update provides clarification as to the level of disaggregation in determining the appropriate classes of assets and liabilities and clarifies disclosures about inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As this update is only disclosure-related, it does not have an impact on our financial position or results of operations.

In October 2009, the FASB reached a consensus on ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor-specific objective evidence (“VSOE”) or ii) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This new pronouncement allows us to recognize revenue on multiple-deliverable arrangements earlier than in previous years. Although we are unable to estimate what those amounts will be in the future, there were no amounts recognized for multiple-deliverable revenue arrangements for the year ended December 31, 2009 and $896,000 for the year ended December 31 2008. As of September 30, 2010 and December 31, 2009, there was approximately $1.7 million and $2.1 million, respectively, of deferred revenue related to multiple-deliverable revenue arrangements.

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

Interest Rate Risk

At September 30, 2010, we had approximately $15.1 million in debt, $4.1 million of which is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet and statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $151,000 effect on interest expense.

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

Our management evaluated, under the supervision and with the participation of our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the last fiscal quarter pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2010	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary