Form 10-K
period 2010-12-31
MAXWELL TECHNOLOGIES INC
filed 2011-03-10
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2010 based on the closing price of the common stock on the NASDAQ Global Market was $277,132,381.

The number of shares of the registrant’s Common Stock outstanding as of March 2, 2011 was 27,769,689 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2011 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2010, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2010

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our Swiss Subsidiary, Maxwell Technologies, SA; and all references to “PurePulse” refer to our non-operating subsidiary, PurePulse Technologies, Inc.

Some of the statements contained in this Annual Report on Form 10-K and incorporated herein by reference discuss our plans and strategies for our business or make other forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “may,” “could,” “will,” “continue,” “seek,” “should,” “would” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views and beliefs of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our statements. Such risks, uncertainties and contingencies include, but are not limited to, the following:

•

risks related to our international operations including, but not limited to, our ability to adequately comply with the changing rules and regulations in countries where our business is conducted, our ability to oversee and control our foreign subsidiaries and their operations, our ability to effectively manage foreign currency exchange rate fluctuations arising from our international operations, and our ability to continue to comply with the U.S. Foreign Corrupt Practices Act as well as the anti-bribery laws of foreign jurisdictions and the terms and conditions of our settlement agreements with the Securities and Exchange Commission and the Department of Justice.

•	our ability to remain competitive and stimulate customer demand through successful introduction of new products, and to match our production capacity to customer demand;

•

dependence upon the sale of products to a small number of customers and vertical markets, some of which are heavily dependent on government funding or government subsidies which may or may not continue in the future;

•	successful acquisition, development and retention of key personnel;

•	our ability to effectively manage our reliance upon certain suppliers of key component parts and specialty equipment;

•	our ability to manage product quality problems;

•	our ability to protect our intellectual property rights and to defend claims against us;

•	our ability to effectively identify, enter into, manage and benefit from strategic alliances;

•	occurrence of a catastrophic event at any of our facilities; and,

•	our ability to obtain sufficient capital to meet our operating or other needs.

Many of these factors are beyond our control. Additionally, there can be no assurance that we will not incur new or additional unforeseen costs or risks in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

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

Introduction

Maxwell was incorporated under the name Maxwell Laboratories, Inc. in 1965. The Company made an initial public offering of common stock in 1983, and changed its name to Maxwell Technologies, Inc. in 1996. Today, we develop, manufacture and market energy storage and power delivery products for transportation, industrial, telecommunications and other applications and microelectronic products for space and satellite applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated. We believe that this “life-of-the-application” reliability gives our products a competitive advantage and enables them to command higher profit margins than commodity products. We focus on the following lines of high-reliability products:

•

Ultracapacitors: Our primary focus is on ultracapacitors, energy storage devices that are characterized by high power density, long operational life and the ability to charge and discharge very rapidly. Our BOOSTCAP® ultracapacitor cells and multi-cell modules provide energy storage and power delivery solutions for applications in multiple industries, including transportation, automotive, telecommunications, renewable energy and industrial electronics.

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

•

Radiation-Hardened Microelectronic Products: Our radiation-hardened microelectronic products for satellites and spacecraft include single board computers and components, such as high-density memory and power modules. Many of these products incorporate our proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand the effects of environmental radiation and perform reliably in space.

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

Based on potential volumes, we believe that the transportation industry represents the largest market opportunity for ultracapacitors. Transportation applications include braking energy recuperation and torque- augmentation systems for hybrid-electric buses, trucks and autos and electric rail vehicles, vehicle power network smoothing and stabilization, engine starting systems for internal combustion vehicles and burst power for idle stop-start systems.

Our ultracapacitor products have become a standard and often preferred energy storage solution for transportation applications such as hybrid-electric transit buses and electric rail systems and industrial electronics applications such as wind energy, telecommunications, information technology and automated utility meters in “smart grid” systems.

To reduce manufacturing cost and improve the performance of our ultracapacitor products, we developed a proprietary, solvent-free, process to produce the carbon film electrode material which accounts for a significant portion of the cost of ultracapacitor cells. This process has enabled us to become a low-cost producer of electrode material, and our favorable cost position has enabled us to market electrode material to other ultracapacitor manufacturers. Although we do not intend to license this electrode technology to other ultracapacitor or electrode manufacturers, we have licensed our proprietary cell architecture to manufacturers in China, Taiwan and Korea to expand and accelerate acceptance of ultracapacitor products in large and rapidly growing global markets.

High-Voltage Capacitors

High-voltage grading and coupling capacitors and capacitive voltage dividers are used mainly in the electric utility industry. Grading and coupling capacitors are key components of circuit breakers that prevent high-voltage arcing that can damage switches, step-down transformers and other equipment that transmits or distributes high-voltage electrical energy in electric utility infrastructure and high voltage laboratories. Capacitive voltage dividers measure voltage and power levels in overhead transmission lines. The market for these products consists of expansion, upgrading and maintenance of existing infrastructure and new infrastructure installations in developing countries. Such installations are capital-intensive and frequently are subject to regulation, availability of government funding and general economic conditions. For example, while North America has a large installed base of electric utility infrastructure, and has experienced power interruptions and supply problems, utility deregulation, government budget deficits, and other factors have limited recent capital spending in what historically has been a very large market for utility infrastructure components. We experienced a decline in sales of our high voltage products in 2010, which may correlate to global economic conditions, including limited credit availability to finance utility grid projects. However, we believe that credit availability and general global economic conditions have begun to improve and that our high voltage product sales may recover to a growth pattern in future years as projects to increase the availability of electrical energy in developing countries and infrastructure modernization and renovation in developed countries drive increased demand for our high-voltage products.

Radiation-Hardened Microelectronics

Radiation-hardened microelectronic products are used almost exclusively in space and satellite applications. Because satellites and spacecraft are extremely expensive to manufacture and launch, and space missions typically span years or even decades, and because it is impractical or impossible to repair or replace malfunctioning parts, the industry demands electronic components that are virtually failure-free. Because satellites and spacecraft routinely encounter ionizing radiation from solar flares and other natural sources, onboard microelectronic components must be able to withstand such radiation and continue to perform reliably. For that reason, suppliers of components for space applications historically used only special radiation-hardened silicon in the manufacture of such components. However, since the space market is relatively small and the process of producing “rad-hard” silicon is very expensive, only a few government-funded wafer fabrication facilities are capable of producing such material. In addition, because it takes several years to produce a rad-hard version of a new semiconductor, components using rad-hard silicon typically are several generations behind their current commercial counterparts in terms of density, processing power and functionality.

To address the performance gap between rad-hard and commercial silicon and provide components with both increased functionality and significantly greater processing power, Maxwell and a few other specialty components suppliers have developed shielding, packaging, and other radiation mitigation techniques that allow sensitive commercial semiconductors to withstand space radiation effects and perform as reliably as components incorporating rad-hard semiconductors. Although this market is limited in size, the value proposition for high-performance, radiation-tolerant, components enables us to generate profit margins much higher than those for commodity electronic components.

Business Strategy

Our primary objective is to significantly increase the company’s revenue and profit margins by creating and satisfying demand for ultracapacitor-based energy storage and power delivery solutions. To accomplish this, we are focusing on:

Establishing and expanding market opportunities for ultracapacitors by:

•	Collaborating with key existing and prospective customers in development of ultracapacitor-based solutions for strategic applications;

•	Demonstrating the efficiency, durability and safety of our ultracapacitor products through extensive internal and third party testing;

•	Integrating mathematical models for ultracapacitors into simulation software used by system designers;

•	Participating in a broad array of working groups, consortia and industry standards committees to disseminate knowledge of, and promote the use of, ultracapacitors; and

•	Manufacturing products that are environmentally compatible.

Becoming a preferred ultracapacitor supplier by:

•	Being a low-cost producer and demonstrating ultracapacitors’ value proposition;

•	Designing and manufacturing products with “life-of-the-application” durability;

•	Building a robust supply chain through global sourcing;

•	Achieving superior performance and manufacturing quality while reducing product cost;

•	Developing and deploying enabling technologies and systems, including cell-to-cell and module-to-module balancing and integrated charging systems, among others;

•	Marketing high-performance, low-cost electrode material to other manufacturers; and

•	Establishing and maintaining broad and deep protections of key intellectual property.

We also seek to expand market opportunities and revenue for our high-voltage capacitors and radiation-hardened microelectronic products. While these products have highly specialized applications, we are a technology leader in the markets they serve, and thus are able to sell our products at attractive profit margins. To maintain and expand this competitive position we are leveraging our technological expertise to develop new products that not only meet the demands of our current markets, but also address additional applications. For example, our microelectronics group introduced an advanced single-board computer (SBC) for the space and satellite market, addressing an application that we did not previously serve. In 2005, Northrop Grumman Space Technologies, prime contractor for the National Polar-orbiting Operational Environmental Satellite System, the U.S. government’s next generation weather satellite constellation, selected our SCS750 SBC for spacecraft control and data management. In October 2007, Astrium, a subsidiary of EADS, selected the SCS750 to process images gathered by a satellite Astrium has contracted to produce for the European Space Agency’s “Gaia” astronomy mission.

Products and Applications

Our products incorporate our know-how and proprietary energy storage and power delivery and microelectronics technologies at both the component and system levels for specialized, high-value applications that demand “life-of-the-application” reliability.

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

Compared with electrolytic capacitors, which have very low energy storage capacity and discharge power too rapidly to be suitable for many power delivery applications, ultracapacitors have much greater energy storage capacity and can deliver energy over time periods ranging from fractions of a second to several minutes.

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

We link our ultracapacitor cells together in multi-cell modules to satisfy energy storage and power delivery requirements of varying voltages. Both individual cells and multi-cell products can be charged from any primary energy source, such as a battery, generator, fuel cell, solar panel, wind turbine or electrical outlet. Virtually any device or system whose intermittent peak power demands are greater than its average continuous power requirement is a candidate for an ultracapacitor-based energy storage and power delivery solution.

Our ultracapacitor products have significant advantages over batteries, including:

•	the ability to deliver up to 100 times more instantaneous power;

•	significantly lower weight per unit of electrical energy stored;

•	the ability to discharge deeper and recharge faster and more efficiently, minimizing energy loss;

•	the ability to operate reliably and continuously in extreme temperatures (-40 degrees C to +65 degrees C);

•	minimal to no maintenance requirements;

•	“life of the application” durability; and

•	minimal environmental issues associated with disposal because they contain no heavy metals.

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

We offer our BOOSTCAP® ultracapacitors cells in cylindrical and prismatic form factors, ranging in capacitance from 5 to 3,000 farads. Applications such as hybrid-electric bus, truck and auto drive trains, electric rail systems and UPS systems require integrated modules consisting of up to hundreds of ultracapacitor cells. To facilitate adoption of ultracapacitors for these larger systems, we have developed integration technologies, including proprietary electrical balancing and thermal management systems and interconnect technologies. We have applied for patents for certain of these technologies. We offer a broad range of standard multi-cell modules to provide fully integrated solutions for applications requiring up to 1,500 volts of power. Our current standard multi-cell products each incorporate from six to 48 of our large cells to provide “plug and play” solutions for applications requiring from 16 to 125 volts. In addition, our multi-cell modules are designed to be linked together for higher voltage applications.

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

We sell our high-voltage capacitor products to large systems integrators, which install and service power plants and electrical utility infrastructure worldwide.

Radiation-Hardened Microelectronic Products

Manufacturers of satellites and other spacecraft require microelectronic components and sub-systems that meet specific functional requirements and can withstand exposure to gamma rays, hot electrons and protons and other environmental radiation encountered in space. In the past, microelectronic components and systems for such special applications used only specially fabricated radiation-hardened silicon. However, the process of designing and producing rad-hard silicon is lengthy and expensive, and there are only a few specialty semiconductor wafer fabricators, so supplies of rad-hard silicon are limited. Therefore, demand for space-qualified components made with higher-performance, lower-cost commercial silicon, protected by shielding and other radiation mitigation techniques, has grown. Producing our components and systems incorporating radiation-hardened commercial silicon requires expertise in power electronics, circuit design, silicon selection, radiation shielding and quality assurance testing.

We design, manufacture and market radiation-hardened microelectronic products, including single-board computers and components such as memory and power modules, for the space and satellite markets. Using highly adaptable, proprietary, packaging and shielding technology and other radiation mitigation techniques, we design and manufacture products that allow satellite and spacecraft manufacturers to use powerful, low cost, commercial semiconductors that are protected with the level of radiation mitigation required for reliable performance in the specific orbit or environment in which they are to be deployed.

Manufacturing

Our internal manufacturing operations are conducted in production facilities located in San Diego, California, and Rossens, Switzerland. We have made substantial capital investments to outfit and expand our internal production facilities and incorporate mechanization and automation techniques and processes. We have trained our manufacturing personnel in advanced operational techniques, added information technology infrastructure and implemented new business processes and systems to increase our manufacturing capacity and improve efficiency, planning and product quality. All of our ultracapacitor electrode material is produced at our San Diego facility. We are in the process of installing new electrode fabrication equipment that will double current production capacity by the end of 2011. In 2007, we outsourced assembly of our 60mm diameter large cell ultracapacitors, and subsequently, assembly of large cell-based multi-cell modules, to Belton Technology Group (“Belton”), a contract manufacturer based in Shenzhen, China. During the first quarter of 2011, Belton installed a new large cell assembly module that doubled its previous production capacity, and further capacity expansion is scheduled to be completed during the second half of 2011. In 2010 we outsourced assembly of our mid-size “D-cell” ultracapacitor products and D-cell-based multi-cell modules to the Lishen Battery Company, China’s largest producer of lithium-ion batteries, based in Tianjin. With the completion of the above-noted electrode and large cell ultracapacitor capacity expansions, we believe that we will have sufficient capacity to meet near-term demand for all of our product lines.

Ultracapacitors

We currently produce 10-farad prismatic ultracapacitor cells on a production line in our San Diego facility. As noted above, we have outsourced assembly of all other cell types and multi-cell modules to contract manufacturers in Asia. To reduce cost, simplify assembly and facilitate automation, we have redesigned our ultracapacitor products to incorporate lower-cost materials and to reduce both the number of parts in a finished cell and the number of manufacturing process steps required to produce them. We intend to continue outsourcing future additional increments of cell and module assembly capacity to countries with low-cost labor, but plan to continue to produce our proprietary electrode material only in internal production facilities.

We produce electrode material for our BOOSTCAP® products, and for sale to other ultracapacitor manufacturers, such as Yeong-Long Technologies Co., Ltd., (“YEC”) and Shanghai Sanjiu Electric Equipment Company, Ltd., at our San Diego headquarters location. In 2007, we completed installation of an advanced carbon powder processing system as part of a major electrode capacity expansion that more than doubled previous electrode output without additional direct labor, and we are in the process of installing a new generation of electrode fabrication equipment that will enable us to double capacity. This expansion will give us sufficient capacity to support both our current ultracapacitor production requirements and external electrode demand in the near term. As demand increases, additional increments of electrode production capacity can be added within a few months of placing an order with our current equipment vendor. We intend to continue producing this proprietary material internally, and do not contemplate licensing our solvent-free electrode fabrication process to ultracapacitor electrode customers or competing suppliers of such material.

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

High-Voltage Capacitors

We produce our high-voltage grading and coupling capacitors in our Rossens, Switzerland facility. We believe we are the only high-voltage capacitor producer that manufactures its products with stacking, assembly and automated winding processes. This enables us to produce consistent, high quality and highly reliable products, and gives us sufficient capacity to satisfy anticipated global customer demand. Using advanced demand-based techniques, we upgraded the assembly portion of the process to a “cell-based,” “just-in-time” design in 2004, doubling our production capacity without adding direct labor, and significantly shortening order-to-delivery intervals. This upgrade and subsequent capacity expansion also enabled us to manufacture products for the capacitive voltage divider market, which we did not previously serve.

Radiation-Hardened Microelectronics Products

We produce our radiation-hardened microelectronics products in our San Diego production facility. We have reengineered our production processes for microelectronic products, resulting in substantial reductions in cycle time and a significant increase in yield. This facility maintains the QML-V and QML-Q certifications, issued by the Department of Defense procurement agency.

Our microelectronics production operations include die characterization, packaging and electrical, environmental and life testing. As a result of manufacturing cycle time reductions and operator productivity increases achieved over the past several years, we believe that this facility is capable of significantly increasing its current output with minimal additional direct labor or capital expenditure, and therefore, that we have ample capacity to meet foreseeable demand in the space and satellite markets.

Suppliers

We generally purchase components and materials, such as carbon powder, electronic components, dielectric materials and ceramic insulators from a number of suppliers. For certain products, such as our radiation-hardened microelectronic products and our high-voltage capacitors, we rely on a limited number of suppliers or a single supplier. Although we believe there are alternative sources for some of the components and materials that we currently obtain from a single source, there can be no assurance that we will be able to identify and qualify alternative suppliers in a timely manner. Therefore, in critical component areas, we “bank,” or store, critical high value materials, especially silicon die. We are working to reduce our dependence on sole and limited source suppliers through an extensive global sourcing effort.

Marketing and Sales

We market and sell our products through both direct and indirect sales organizations in North and South America, Europe and Asia for integration by OEM customers into a wide range of end products. Because the introduction of products based on emerging technologies requires customer acceptance of new and unfamiliar technical approaches, and because many OEM customers have rigorous vendor qualification processes, the design-in process and initial sale of our products often takes months or even years.

Our principal marketing strategy is to identify applications for which our products and technology offer a competitive value proposition, to become a preferred vendor on the basis of service and price, and to negotiate supply agreements that enable us to establish long-term relationships with key OEM and integrator customers. As these design-in sales tend to be technical and engineering-intensive, we organize customer-specific teams composed of sales, applications engineering and other technical and operational personnel to work closely with our customers across multiple disciplines to satisfy their requirements for form, fit, function and environmental needs. As time-to-market often is a primary motivation for our customers to use our products, the initial sale and design-in process typically evolves into ongoing account management to ensure on-time delivery, responsive technical support and problem-solving.

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

We have an alliance with YEC to assemble and market small cell BOOSTCAP® ultracapacitor products. In addition, we sell electrode material to YEC, both for Maxwell-branded products and for incorporation into YEC’s own ultracapacitor products, and to Shanghai Sanjiu Electric Equipment Company, which has licensed our large cell architecture and has introduced its own brand of ultracapacitor products in China.

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

Ultracapacitors

Our ultracapacitor products have two types of competitors: other ultracapacitor suppliers and purveyors of energy storage and power delivery solutions based on batteries or other technologies. Although a number of companies are developing ultracapacitor products and technology, our principal competitors in the supply of ultracapacitor or supercapacitor products are Panasonic, a division of Matsushita Electric Industrial Co., Ltd., NessCap Co., Ltd., LS Mtron, a unit of LS Cable, and Groupe Bollore. In the supply of ultracapacitor electrode material to other ultracapacitor manufacturers, our primary competitor is W.L. Gore & Associates, Inc. The key competitive factors in the ultracapacitor industry are price, performance (energy stored and power delivered per unit volume), durability and reliability, operational lifetime and overall breadth of product offerings. We believe that our ultracapacitor products and electrode material compete favorably with respect to all of these competitive factors.

Ultracapacitors also compete with products based on other technologies, including advanced batteries in power quality and peak power applications, and flywheels, thermal storage and batteries in back-up energy storage applications. We believe that ultracapacitors’ durability, long life, performance and value give them a competitive advantage over these alternative choices in many applications. In addition, integration of ultracapacitors with some of these competing products may provide optimized solutions that neither product can provide by itself. For example, a combined solution incorporating ultracapacitors with batteries for engine starting in diesel transit buses was designed by a customer and went into production in 2008.

High-Voltage Capacitors

Maxwell, through its acquisition in 2002 of Montena Components Ltd., now known as Maxwell Technologies SA, and its CONDIS® line of high-voltage capacitor products, is the world’s largest producer of high-voltage capacitors for use in electric utility infrastructure. Our principal competitors in the high-voltage capacitor markets are in-house production groups of certain of our customers and other independent manufacturers, such as the Coil Product Division of Trench Limited in Canada and Europe and Hochspannungsgeräte Porz GmbH in Germany. We believe that we compete favorably, both as a consistent supplier of highly reliable high-voltage capacitors, and in terms of our expertise in high-voltage systems design. Over the last ten years, our largest customer has transitioned from producing its grading and coupling capacitors internally to outsourcing substantially all of its requirements to us.

Radiation-Hardened Microelectronic Products

Our radiation-hardened single-board computers and components compete with the products of traditional radiation-hardened integrated circuit suppliers such as Honeywell Corporation, Lockheed Martin Corporation and BAE Systems. We also compete with commercial integrated circuit suppliers with product lines that have inherent radiation tolerance characteristics, such as National Semiconductor Corporation, Analog Devices Inc. and Temic Instruments B.V. in Europe. Our proprietary radiation-hardened technologies enable us to provide flexible, high function, cost-competitive, radiation-hardened products based on the most advanced commercial electronic circuits and processors. In addition, we compete with component product offerings from high reliability packaging houses such as Austin Semiconductor, Inc., Microsemi Corporation and Teledyne Microelectronics, a unit of Teledyne Technologies, Inc.

Research and Development

We maintain active research and development programs to improve existing products and develop new products. For the year ended December 31, 2010, our research and development expenditures totaled approximately $17.7 million, compared with $16.0 million and $14.8 million in the years ended December 31, 2009 and December 31, 2008, respectively. In general, we focus our research and product development activities on:

•	designing and producing products that perform reliably for the life of the end products or systems into which they are integrated;

•	making our products less expensive to produce so as to improve our profit margins and to enable us to reduce prices so that our products can penetrate new, price-enabled applications;

•	designing our products to have superior technical performance;

•	designing our products to be compact and light; and

•	designing new products that provide novel solutions to expand our market opportunities.

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

Ultracapacitors

The principal focus of our ultracapacitor development activities is to increase power and energy density, extend operational life and reduce manufacturing cost. Our ultracapacitor designs focus on low-cost, high-capacity cells in standard sizes ranging from 5 to 3,000-farads, and corresponding multi-cell modules based on those form factors.

High-voltage capacitors

The principal focus of our high-voltage capacitor development efforts is to enhance performance and reliability while reducing the size, weight and manufacturing cost of our products. We also are directing our design efforts to develop high-voltage capacitors for additional applications.

Microelectronic products

The principal focus of our microelectronics product development activities is on circuit design, shielding and other radiation-hardened techniques that allow the use of powerful commercial silicon components in space and satellite applications that require ultra high reliability. We also focus on creating system solutions that overcome the basic failure mechanisms of individual components through architectural approaches, including redundancy, mitigation and correction. This involves expertise in system architecture, including algorithm and microcode development, circuit design and the physics of radiation effects on silicon electronic components.

Intellectual Property

We place a strong emphasis on inventing, protecting and exploiting proprietary technologies, processes and designs which bring intrinsic value and uniqueness to our product portfolio. In an effort to assist in protecting this added value and uniqueness, we place a high priority on obtaining patents to provide the broadest and strongest possible protection for those products and related technologies. Our future success will depend in part on our ability to protect our existing patents, secure additional patent protection in a manner that strengthens our overall patent portfolio and develop new technologies, processes and designs not currently claimed by the patents of third parties. As of December 31, 2010, we held 95 issued U.S. patents and 42 pending U.S. patent applications which relate to our core technologies, processes and designs. Of these issued patents, 66 relate to our ultracapacitor products and technology, five relate to our high voltage capacitor products and technology, and 24 relate to our microelectronics products and technology. Our subsidiary, PurePulse Technologies, Inc. (“PurePulse”), which suspended operations in 2002, holds ten issued U.S. patents. Our issued patents have various expiration dates ranging from 2014 to 2029.

Our pending patent applications and any future patent applications may not be allowed by the specific patent offices around the world in which we are seeking patents on advanced technologies and products. We routinely seek to protect our new developments and technologies by applying for patents in jurisdictions in which we strive to obtain a market advantage, including, most commonly, the United States and the principal countries of Europe and Asia. At present, with the exception of microcode architectures within our Radiation-hardened microelectronics product line, we do not rely on licenses from any third parties to produce our products.

Our existing patent portfolios and pending patent applications relate primarily to:

Ultracapacitors

•	compositions of the electrode, including its formulation, design and fabrication techniques;

•	physical cell package designs as well as the affiliated processes used in cell assembly;

•

cell-to-cell and module-to-module interconnect technologies that minimize equivalent series resistance and enhance the functionality, performance and longevity of ultracapacitor products including system level electronics; and

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

High Voltage Capacitors

•

manufacture of capacitors in a manner which significantly reduces exposure of internal components to impurities, moisture and other undesirable materials in an effort to avoid longer manufacturing times and reduced performance characteristics without these technical advancements.

Historically, our high-voltage capacitor products have been based on our know-how and trade secrets rather than on patents. We filed our first patent application covering our high-voltage capacitor technology in 2003, and we continue to pursue patent protection in addition to trade secret protection of certain aspects of our products’ design and production.

While our primary strategy for protecting our proprietary technologies, processes and designs is related to obtaining patents, we also apply for trademark registrations which identify the source of the products with the

Company. Additionally, we promote our technologies, processes and designs in association with these registered trademarks to further distinguish our products from those of our competitors. As of December 31, 2010, we have eleven formal trademark registrations within the U.S.

Establishing and protecting proprietary products and technologies is a key element of our corporate strategy. Although we attempt to protect our intellectual property rights through patents, trademarks, copyrights, trade secrets and other measures, there can be no assurance that these steps will be adequate to prevent infringement, misappropriation or other misuse by third parties, or will be adequate under the laws of some foreign countries, which may not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

Financial Information by Geographic Areas

	Year ending December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Revenues from external customers located in:
China	$30,835	25%	$16,905	17%	$12,123	15%
Germany	27,579	23%	24,800	24%	20,463	25%
United States	22,248	18%	25,534	25%	23,184	29%
All other countries (1)	41,220	34%	34,076	34%	24,669	31%

Total	$121,882	100%	$101,315	100%	$80,439	100%

Long-lived assets:
United States	$10,865	52%	$7,131	40%	$6,949	38%
Switzerland	5,259	25%	7,824	44%	9,285	51%
China	4,786	23%	2,859	16%	1,921	11%

Total	$20,910	100%	$17,814	100%	$18,155	100%

(1)	Revenue from external customers located in countries included in “All other countries” do not individually compromise more than 10% of total revenues for any of the years presented.

Risks Attendant to Foreign Operations and Dependence

We have substantial operations in Switzerland, and we derive a significant portion of our revenues from sales to customers located outside the U.S. We expect our international sales to continue to represent a significant and increasing amount of our future revenues. As a result, our business will continue to be subject to certain risks, such as foreign government regulations, export controls, changes in tax laws, tax treaties, tariffs and freight rates. Additionally, as a result of our extensive international operations and significant revenue generated outside the U.S., the dollar amount of our current and future revenues, expenses and debt may be materially affected by fluctuations in foreign currency exchange rates. If we are unable to manage these risks effectively, it could impair our ability to achieve our targets for sales and profitability.

Similarly, assets and liabilities of our Swiss subsidiary that are not denominated in its functional currency are subject to effects of currency fluctuations, which may affect our reported earnings.

Having substantial international operations increases the complexity of managing our financial reporting and internal controls and procedures. In addition, to the extent we are unable to respond effectively to political, economic and other conditions in the countries where we operate and do business, our results of operations and financial condition could be materially adversely affected. Moreover, changes in the mix of income from our domestic and foreign operations, expiration of tax holidays and changes in tax laws and regulations could increase our tax expense.

As a result of our international operations, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business, as well as the anti-bribery laws of other jurisdictions. As previously disclosed in our periodic filings, we conducted an internal review regarding payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. These payments violated the FCPA. In January 2011, we settled charges with the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) related to this matter. In addition to a monetary settlement, the Company will periodically report to the SEC and DOJ on the Company’s internal compliance program concerning anti-bribery.

Backlog

Backlog for continuing operations for the year ended December 31, 2010 was approximately $21.3 million, compared with $48.3 million as of December 31, 2009. Backlog consists of firm orders for products that will be delivered within 12 months.

Significant Customers

There were no sales to one customer amounting to more than 10% of our total revenue for the year ended December 31, 2010. Sales to one customer amounted to approximately $9.7 million, or 10%, of our total revenue for the year ended December 31, 2009.

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

Employees

As of December 31, 2010, we had 368 employees in four countries, as follows: 185 full-time, one part-time and 38 temporary employees in the U.S., 115 full-time, seven part-time and seven temporary employees in Switzerland, 12 full-time employees and one temporary employee in China and 2 full-time employees in Germany. We believe that approximately 30 percent of our employees in Switzerland are members of a labor union. Swiss law prohibits employers from inquiring into the union status of employees. We consider our relations with our employees to be good.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available free of charge on our website at http://www.maxwell.com as soon as reasonably practicable following the time that they are filed with the SEC. You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information found on our website is not part of this or any report that we file with the SEC.

Facilities

We have ongoing operations in San Diego, California and Rossens, Switzerland. In San Diego, we occupy a 45,000 square foot facility for research and manufacturing operations under a renewable lease that expires in July 2015. We occupy an 11,864 square foot facility located in San Diego for our corporate offices under a renewable lease expiring in July 2015. We have a 16,500 square foot production annex in San Diego under a lease extension that expires in May 2011. In addition, we have a 36,673 square foot facility in San Diego for our principle research and marketing operations under a renewable lease that expires December 2018. We also lease research, manufacturing and marketing facilities in Rossens, Switzerland, occupying 68,620 square feet, under a renewable lease that expires in December 2019 and we have two additional five year options thereafter. We believe that we have sufficient floor space to support forecasted increases in production volume and, therefore, that our facilities are adequate to meet our needs for the foreseeable future.

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

Our business is subject to unique risks related to its international operations including the risk that we will be unable to adequately comply with the changing rules and regulations in countries where our business is conducted.

We derive a significant portion of our revenue and earnings from international operations. Such operations outside the U.S. are subject to special risks and restrictions, including: fluctuations in currency values and foreign currency exchange rates, import and export requirements and trade policy, anti-corruption laws, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls and cash repatriation restrictions, data privacy requirements, labor laws, and anti-competition regulations, and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Compliance with these U.S. and foreign laws and regulations increases the costs of doing business in foreign jurisdictions and these costs may continue to increase in the future as a result of changes in such laws and regulations or in their interpretation. Furthermore, we have implemented policies and procedures designed to ensure compliance with these laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies. Any such violations could individually or in the aggregate materially adversely affect our financial condition or operating results.

Our success could be negatively impacted if we fail to control, oversee and direct foreign subsidiaries and their operations.

We currently own foreign subsidiaries located within Europe and a representative office located in Shanghai where the employees and cultures represent some vast differences from those employees and cultures within the United States. While the cultural values and philosophies of the people located in Europe are generally viewed to be in alignment with that of U.S. persons, there are still some significant differences. For example, the respective European data privacy laws take a harsher position regarding the protection of employee personal data and, consequently, there is less information shared with the U.S. parent corporation regarding employees working for our European subsidiaries. Additionally, the people and the systems our foreign entities use, including, notably, our Swiss subsidiary and the representative office located in Shanghai, utilize a primary language other than English for communications.

Our exposure to fluctuations in foreign currency exchange rates arising from international operations could result in reduced gross margins or even financial losses.

Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales in Europe as well as non-U.S. dollar denominated operating expenses incurred throughout the world. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings, and generally will lead us to raise international pricing, potentially reducing demand for our products. In some circumstances, due to competition or other reasons, we may decide not to raise local prices to the full extent of the strengthening of the U.S. dollar, or at all, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to realize a reduction in its overall gross margin. Additionally, strengthening of foreign currencies may also increase our cost of product components denominated in those currencies, thus also adversely affecting earnings.

Our business activities are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery laws, as well as the restrictions agreed to in our respective settlements with the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”). If we fail to comply with the laws and regulations or the terms of either settlement agreement, then we could be subject to civil and/or criminal penalties as well as further expenses related to an additional internal investigation.

Due to our status as a U.S. issuer, we are subject to the FCPA, which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or retaining business. During 2009 and 2010, we conducted an internal review into the nature of certain payments made to an independent third party sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary, Maxwell SA.

According to court documents, Maxwell SA, engaged a Chinese agent to sell products in China, and from at least July 2002 through May 2009, paid more than $2.5 million to this agent to secure contracts with Chinese customers. The agent in turn used Maxwell SA’s money to bribe officials at state-owned entities in connection with sales contracts. In its books and records, the Company mischaracterized the payments as sales-commission expenses.

In January 2011, we reached settlements with the SEC and DOJ with respect to charges asserted by the SEC and DOJ relating to this matter. We settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, we will pay a total of $6.35 million in profit disgorgement and prejudgment interest, in two installments, with $3.175 paid in the first quarter of 2011, and the remaining $3.175 million payable in the first quarter of 2012. Under the terms of the settlement with the DOJ, we will pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, and $2.25 million payable in the first quarters of 2012 and 2013. As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If we remain in compliance with the terms of the DPA, at the conclusion of the term, the charges against us will be dismissed with prejudice. Further, under the terms of the agreements, we will periodically report to the SEC and DOJ on our internal compliance program concerning anti-bribery.

Our failure to comply with any terms or conditions of the respective settlement agreements, including, notably, payment obligations or ongoing compliance obligations, could result in additional criminal and/or civil penalties as well as continued expenses related to additional investigations and defense costs for addressing such a default.

We depend upon component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the U.S.

Substantially all of our components and products are manufactured in whole or in part by a few third-party manufacturers. Many of these manufacturers are located outside of the U.S., and are concentrated in several general locations. We have also outsourced much of our transportation and logistics management. While these arrangements may lower operating costs, they also reduce our direct control over production and distribution. It is uncertain what affect such diminished control will have on the quality or quantity of products delivered, or our flexibility to respond to changing conditions. In addition, we rely on third-party manufacturers to adhere to the terms and conditions of the agreements in place with each party. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, we may remain responsible to the customer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect our reputation, financial condition and operating results.

To remain competitive and stimulate customer demand, we must introduce and commercialize new products successfully as well as adequately educate our prospective customers on the products we offer.

Our ability to compete successfully depends heavily on our ability to ensure a continuing and timely introduction of innovative new products and technologies to the marketplace. We believe that we are unique in that we are the technology leader for the technologies we deliver and typically must first educate the customer regarding the implementation of our solution in their systems before the customer is capable of designing in our products. As a result, we must make significant investments in research and development efforts as well as sales and marketing efforts, including applications engineering resources. By contrast, many of our competitors seek to compete primarily through aggressive pricing and very low cost structures. If we are unable to continue to develop and sell innovative new products or if we are unable to effectively educate the prospective customer on the value proposition offered by the implementation of our products, then our ability to maintain a competitive advantage could be negatively affected and our financial condition and operating results could be adversely affected.

The successful management of new product introductions will be necessary for our growth.

Given our position as the technology leader for the products and solutions we offer, there are a considerable number of new product concepts in the pipeline. Our ability to effectively manage and accurately determine which new products to pursue and which new products to abandon will be necessary for us to meet our growth targets. There are a number of reasons why a new product concept may be abandoned, including greater than anticipated development costs, technical difficulties, regulatory obstacles, competition, inability to prove the original concept, lack of demand, and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. Commercial success frequently depends on being the first provider of the technology to the market, and many of our competitors are also making considerable investments in similar new energy storage technology. Consequently, if we are not able to fund our research and development activities appropriately and deliver new products to the markets we serve on a timely basis, our growth and operations will be harmed. Additionally, as the market leader for the technology markets we practice, competitors follow us closely and follow our lead thereby requiring us to move on to the next innovation quickly enough to continue to serve as the market leader for technology.

Competition in the energy storage domain has significantly affected, and will continue to affect, our sales.

Many companies are engaged in or are starting to engage in designing, developing and producing energy storage solutions as a consequence of the push for clean energy solutions, including, most notably, government funding opportunities associated with pursuing such clean energy solutions. Consequently, more companies are pursuing opportunities in the energy storage domain and such new parties are entering the markets in which we currently do business as competitors. The success of these new competitors could render our existing products less competitive, resulting in reduced sales compared to our expectations or past results. For example, significant amounts of U.S. government funds are being invested in development of batteries which exhibit better performance characteristics as well as allow for low cost manufacturing efforts. An increasing number of parties are submitting proposals for and receiving this government funding and, consequently, these new better performing batteries that include power delivery functionality could compete for market share with our existing ultracapacitor products.

Our success depends largely on the acquisition of, as well as continued service and availability of, key personnel.

Much of our future success depends on the continued availability and service of key personnel, including our senior executive management team as well as highly skilled employees in technical, marketing and staff positions. Due to the complexity and immaturity of the technologies involved in the product lines produced and the markets we serve, we may be unable to find the right personnel with the background needed to achieve our goals and objectives. As the market leader for the technologies we develop, there are limited opportunities to hire personnel from competitors or from companies who have worked closely with similar or identical technology. Consequently, we seek to hire individuals who are capable of performing in an environment where they are expected to create with limited resources and references to past experiences. We may struggle to find such gifted personnel who also thrive in a high growth business atmosphere and who are capable of keeping pace with the fast environment encouraged by the technologies we create and the markets we serve. These uniquely talented personnel are in high demand in the technology industry and competition for acquiring such individuals is intense. Some of our scientists and engineers are the key developers of our products and technologies and are recognized as leaders in their area of expertise. Without first attracting the personnel with the appropriate baseline skill sets and then retaining such personnel, we could fail to maintain our technological and competitive advantage.

Our inability to manage rapid growth in personnel, including development and training of such personnel in an immature industry, as well as to map out succession planning, could impede our success.

Our business has grown rapidly. This growth has placed, and any future growth would continue to place, a significant strain on our limited personnel, management and other resources. Also, due to the learning curve associated with the immature products and services provided by us and the anticipated rapid growth of our product demands and revenues, we face risks related to managing personnel in such a growth environment. We may fail to accurately gauge the growth in personnel required at the appropriate time without incurring the additional cost and expense of the additional personnel before they are needed. We will also need to determine how to best add this new talent and transfer information and know-how without sacrificing the ongoing demands of the business. For example, each new hire will need to learn quickly about our products and technology. Since there is limited information available in the public domain, this information will need to be passed from existing personnel to new personnel all while the existing personnel continues to complete their ongoing job duties. Additionally, our ability to grow management talent below the senior executive level will be imperative to achieving our goals. In a smaller organization, the senior executive management team is capable of handling and being involved in several tasks and decision making forums. However, once the Company makes significant progress toward meeting its growth targets, the time constraints will be felt more severely by the senior executive team and some of the tasks they are currently capable of handling on their own will need to be transferred to the management team reporting to them. Accordingly, growing the next level of management and identifying key personnel for succession planning will become critical to our ongoing success.

Our success as a reliable supplier to our customers is highly dependent upon our ability to effectively manage our reliance upon certain suppliers of key component parts and specialty equipment.

Because we currently obtain certain key components including, but not limited to carbon, binder, separator, paper, aluminum piece parts, die, printed circuit boards and certain finished goods from single or limited sources, we are subject to significant supply and pricing risks. If the particular supplier is unable to provide the appropriate quantity and/or quality of the raw material at the prices required, then we will be unable to produce and deliver our finished goods to customers thereby losing out on revenue generation and, potentially, incurring penalties for failing to timely perform. Additionally, we use some custom components that are not common to the rest of the industries served by our suppliers and which are often available from only one source. Also, when a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decide to concentrate on the production of common components instead of components customized to meet our unique requirements. If the supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to us, then our financial condition and operating results could be adversely affected.

Conversely, diversifying our supplier base to ensure that we have multiple suppliers for each key raw material typically involves additional costs including, but not limited to: higher prices for the raw materials as a direct consequence of purchasing lower volumes from each supplier; additional costs associated with qualifying additional suppliers; and increased resource expense in managing an additional supplier for factors including quality, timely delivery and other standards. If we fail to balance the interests between the reliance upon a single supplier and expense associated with diversifying the supply chain base, then we could face a situation in which the actual gross profit realized are lower than our gross profit targets.

Our products and services may experience quality problems from time to time that could result in decreased sales and operating margin.

In the case of its ultracapacitor products, we sell relatively new technology which can contain defects in design and manufacture. As a direct consequence of the immaturity of this technology, we are still learning about the technology and its potential quality issues which could arise during operation. Additionally, we are still learning, along with our customers, how the products will operate in the system into which our customers are incorporating the products. Consequently, we are not always capable of anticipating the defects or quality problems the products are likely to experience in the field. Products sold into high performance environments such as heavy transportation and automotive markets can possibly experience additional operating characteristics that can unexpectedly interfere with the operation of our products. With this sometimes limited understanding of the applicability and operation of our products in varying end user applications, we also strive to respond quickly in modifying the products to accommodate such concerns. As such, the release time of next generation products is relatively short thereby forcing us to assume additional risks associated with expediting the release of new or modified products. We are also building our infrastructure to adequately and efficiently handle a potential recall and the reverse logistics involved in returning our products to our facilities in the event that any defects are found. There can be no assurance that we will be able to detect and fix all defects in the products we sell or will be able to efficiently handle all issues related to product returns. Failure to do so could result in lost revenue, harm to our reputation, and significant warranty and other expenses, and could have an adverse impact on our financial condition and operating results.

Efforts to protect our intellectual property rights and to defend claims against us can increase our costs and will not always succeed; any failures could adversely affect sales and profitability and restrict our ability to do business.

Intellectual property (“IP”) rights are crucial to our business, particularly for our ultracapacitor and microelectronics product lines. We endeavor to obtain and protect our intellectual property rights which we feel will allow us to obtain or maintain our competitive advantage in the marketplace. There can be no assurance that the portions of IP which we deem to be strategic and therefore worthy of protection will be accurately recognized and pursued. When these strategic intellectual property rights are identified, then we will seek formal protection in jurisdictions in which our products are produced or used, jurisdictions in which competitors are producing or importing their products, and in jurisdictions into which our products are imported. Different nations may provide limited rights and inconsistent duration of protection for our products. Additionally, we may be unable to obtain protection for our intellectual property in key jurisdictions.

Even if protection is obtained, competitors or others in the chain of commerce may raise legal challenges to our rights or illegally infringe our rights, including through means that may be difficult to prevent or detect. For example, a certain portion of our IP portfolio is related to unique process steps performed during the manufacture of our products and which are not readily recognizable in the physical embodiment of the final product. It may be difficult to identify and prove that a competitor is infringing on our rights to such process steps. Further, we are required to divulge certain of our IP to our business partners to enable them to provide quality product or raw materials to us in order for us to accomplish our business goals. To the extent that such disclosure occurs in China or other jurisdictions in which the ability to protect IP is more limited, we may begin to lose our competitive edge. In addition, because of the rapid pace of technology advancements, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents from applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline products or, to the extent they cover key technologies on which we have unknowingly relied, required that we seek to obtain a license or cease using the technology, no matter how valuable to our business. We may not be able to obtain such a license on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our sales and results of operations.

Our inability to effectively identify, enter into, manage and benefit from strategic alliances, may limit our ability to pursue certain growth objectives and/or strategies.

Our reputation is important to our growth and success. As a leader in an emerging technology industry, we recognize the value in identifying, selecting and managing key strategic alliances. We are mainly focusing our business on the specific products we deliver and pursuit of strategic alliances with other companies can allow us to provide customers with integrated or other new products and services derived from the alliances. To be successful, we must first be able to define and identify opportunities which will be strategic to the growth plan for us. Additionally, we cannot be certain that our alliance partners will provide us with the support we anticipate or that such alliance or other relationships will be successful in developing our technology for use with their intended products, or that any alliances or other relationships will be successful in manufacturing and marketing integrated products. Our success is also highly dependent upon our ability to manage the respective parameters of all strategic alliances, promote the benefits to us, and to not prohibit or discourage other opportunities which may be beneficial to us in the future. Also, certain provisions of alliance agreements that are for our benefit may be subject to restrictions in foreign laws that limit our ability to enforce such contractual provisions. Currently, we have alliances with several partners both in the U.S. and throughout the world. We anticipate that future alliances may also be with foreign partners or entities. As a result, such future alliances may be subject to the political climate and economies of the foreign countries where such partners reside and operate. If the strategic alliances we pursue are not successful, our business and prospects could be negatively affected.

Should a catastrophic event occur at any of our facilities, we could face significant reconstruction or remediation costs, penalties, third party liability and loss of production capacity, which could affect our business.

Weather conditions, natural disasters or other catastrophic events could cause significant disruptions in operations. In turn, the quality, cost and volumes of the products we are able to produce and sell will be affected, which will affect our sales and profitability. Natural disasters or industrial accidents could also damage our manufacturing facilities, or those of our major suppliers or major customers, which could affect our costs and our ability to meet supply. For example, our sole manufacturing facilities for electrode and microelectronics are located in San Diego, California, an area known for natural wildfires and earthquakes. Weather conditions, natural disasters or industrial accidents could also affect our manufacturing facilities, or those of our major suppliers or major customers, which could affect our costs and our ability to meet supply or could reduce demand.

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing partners and customers. Our business operations are subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for our products, make it difficult or impossible for us to produce and deliver products to our customers, including channel partners, or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing partners and component suppliers. The majority of our research and development activities, our corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing partners, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses could be incurred and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected.

We may be subject to information technology system failures, network disruptions and breaches in data security.

Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer, including channel partner orders, impeding the manufacture or shipment of products, processing transactions, reporting financial results, or the unintentional disclosure of confidential information of our own or of our customers, or damage to our reputation. While management has taken steps to address these concerns by implementing sophisticated network security, data and system redundancy, where appropriate, and internal control measures, there can be no assurance that a system failure or loss or data security breach will not adversely affect our financial condition and operating results.

Our ability to match our production capacity for our ultracapacitor products to the level of product actually demanded by customers has a significant effect on our sales, costs and growth potential.

Customers’ decisions are affected by market, economic and government regulation conditions which can be difficult to accurately gauge in advance. Failure to provide customers and channel partners with enough inventories of our products can reduce our sales. Conversely, increased capacity which exceeds actual customer demands for our products increases our costs and, consequently, reduces our profit margins on the products delivered. Although we have implemented policies and procedures for refining the forecasting methods used by customers and a more sophisticated mechanism for gauging the sales pipeline to better project timing of new customer demand, there can be no assurance that these mechanisms will match our production capacity with customer demands. Additionally, we are continuing to develop new and improved products, which may require the implementation of new manufacturing processes and equipment lines. As such, we could fail to meet either revenue or profit margin targets.

A substantial percentage of our total revenue depends on the sale of products to a small number of customers, and we may enter or grow in certain markets that degrade the overall profit margin of our business.

Sales to a relatively small number of customers, including channel partners, as opposed to direct retail sales to end customers, make up a large portion of our revenues. Our ability to make sales to these limited numbers of customers depends on our ability to compete on price, delivery and quality. For example, our microelectronics products are primarily used within the space industries. Within the space community there are a limited number of customers for our products and each customer represents a significant portion of our revenue. If our relationships with such large customers are disrupted, we could lose a significant portion of our anticipated revenue. Factors that could influence our relationships with our customers include: our ability to sell our products at prices that are competitive with competing suppliers; our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers; our ability to produce and deliver a sufficient quantity of our products in a timely manner to meet our customers’ requirements; and our financial condition and perceived viability as a long term supplier. Additionally, as we continue to pursue sales of our products into markets which traditionally have lower margin rates than our current business, for example, the automotive and consumer markets, we may be forced to reduce our margins to remain competitive in these markets. If we continue to pursue these markets and reduce our margins to increase sales, then we could experience degradation in our overall profit margins.

Our products, especially our ultracapacitor products, are relatively new and based upon emerging technologies, the cost and performance advantages of which are not yet fully understood by our customers.

Due in large part to the immaturity of our products, including notably our ultracapacitor based solutions, we have limited experience marketing and selling them. To sell our products, our marketing and sales personnel must demonstrate the advantages of our products over competing products, and we must be able to demonstrate the value of new technology in order to sell new products to existing and new customers. A failure to effectively communicate the value proposition of our products to customers could result in a failure to meet our revenue targets.

Many of our customers are currently the benefactors of government funding or government subsidies.

Our products are currently sold into a limited number of vertical markets which are either directly funded by or partially subsidized with government funding in the respective markets where our customers exist. Our ultracapacitor products provide numerous technology and environmental benefits for many of the applications in which our customers are using these products. As the technology utilized for these devices is still relatively immature, the costs associated with producing the products is high as compared with the current solution used by customers today. However, many government entities have determined that they view certain prevailing interests, including, for example, reduction of pollution, to outweigh the costs associated with incorporating these clean technologies and therefore are willing to allocate government funding to encourage companies, including our customers, to spend additional money to produce goods which reduce pollution or energy consumption. If the government entities elect to change their policy on government subsidies or decide to cancel certain government funding programs, then our customers could cancel or reduce orders for our products. Similarly, our microelectronics and high voltage capacitor products are consumed by markets which are either directly funded by or controlled by the respective government bodies in the jurisdictions where our customers do business. For example, our microelectronics products are used in the space community which is ultimately run by the space agencies of the governments where we do business. Also, our high voltage capacitor products are largely used for electric utility infrastructures which are largely controlled by the respective governments supplying power and electricity to its populations.

We may not be able to obtain sufficient capital to meet our operating or other needs, which could require us to change our business strategy and result in decreased profitability and a loss of customers.

We believe that in the future we will need a substantial amount of additional capital for a number of potential purposes, including the following:

•

to meet potential production volumes for our products, particularly our ultracapacitors, which may require high-speed automated production lines to achieve targeted customer volume and price requirements;

•	to expand our manufacturing capabilities and develop viable outsourcing opportunities and other production alternatives;

•	to fund our continuing expansion into commercial markets and compete effectively in those markets;

•	to develop new technology and cost effective solutions in our business; and

•	to acquire new or complementary businesses, product lines or technologies.

During 2007, we raised approximately $26.6 million (net of offering expenses) through the sale of our common stock pursuant to a shelf registration statement on Form S-3. In August 2008, we entered into an Equity Distribution Agreement (“EDA”) with UBS Securities LLC (“UBS”). The EDA provided that we could offer and sell shares of our common stock, having an aggregate offering price of up to $15 million. During 2008, we raised approximately $5.6 million (net of commissions) under the EDA. During 2009, we raised approximately $18.6 million (net of offering expenses) through the sale of our common stock pursuant to the shelf registration statement on Form S-3 and $2.4 million (net of commissions) under the EDA. We have suspended any further sales under the EDA and the shelf registration statement is no longer effective. There can be no assurance that additional financing will be available to us on acceptable terms or at all. If adequate funds are not available when needed, we may be required to change or delay our planned growth, which could result in decreased revenues, profits and a loss of customers. The issuance of additional shares will result in dilution to our current stockholders. Further, if additional financing is accomplished by the issuance of debt, the service cost, or interest, will reduce net income or increase net losses, and we may also be required to issue warrants to purchase shares of common stock in connection with issuing such debt.

The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.

As of December 31, 2010, we had approximately $266 million of federal tax and state tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: 1) our ability to generate future taxable income and 2) the absence of certain future “ownership changes” to our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. The issuance of shares of our common stock could cause an “ownership change.” Such transactions include the issuance of shares of common stock upon future conversion or exercise of outstanding options, and warrants.

Our stock price continues to be volatile.

Our stock has at times experienced substantial price volatility due to a number of factors, including but not limited to variations between its actual and anticipated financial results, announcements by us and our competitors, and uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, we believe our stock price reflects high future growth and profitability expectations. If we fail to meet these expectations then our stock price may significantly decline which could have an adverse impact on investor confidence and employee retention.

Unfavorable results of legal proceedings could materially adversely affect us.

We are subject to various legal proceedings and claims that have arisen out of the ordinary conduct of its business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. We are involved in major lawsuits concerning intellectual property, torts, contracts, shareholder litigation and other matters, as well as governmental inquiries and investigations, the outcomes of which may be significant to results of operations in the period recognized or limit our ability to engage in our business activities. In recognition of these considerations, we may enter into material settlements. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that would adversely affect a portion of our business and might materially affect our financial condition and operating results. While we have insurance related to our business operations, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. We have recorded reserves for potential liabilities where we believe the liability to be probable and reasonably estimable. However, our actual costs may be materially different from this estimate. The degree to which we may ultimately be responsible for the particular matters reflected in the reserve is uncertain.

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

We have ongoing operations in San Diego, California and Rossens, Switzerland. In San Diego, we occupy a 45,000 square foot facility for research and manufacturing operations under a renewable lease that expires in July 2015. We occupy an 11,864 square foot facility located in San Diego for our corporate offices under a renewable lease expiring in July 2015. We have a 16,500 square foot production annex in San Diego under a lease extension that expires in May 2011. In addition, we have a 36,673 square foot facility in San Diego for our principle research and marketing operations under a renewable lease that expires December 2018. We also lease research, manufacturing and marketing facilities in Rossens, Switzerland, occupying 68,620 square feet, under a renewable lease that expires in December 2019 and we have two additional five year options thereafter. We believe that we have sufficient floor space to support forecasted increases in production volume and, therefore, that our facilities are adequate to meet our needs for the foreseeable future.

Over the past several years, we have made substantial capital investments to outfit and expand our internal production facilities and incorporate mechanization and automation techniques and processes. Additionally, we have trained our manufacturing personnel in the necessary operational techniques. With the completion of certain upgrades and expansions in recent years, and other upgrades and capacity expansions currently underway, along with our contract manufacturing relationships with Belton Technology Group and Tianjin Lishen Battery Joint-Stock Co. Ltd. in China, we believe that we have sufficient capacity to meet near-term demand for all of our product lines.

Item 3.	Legal Proceedings

NessCap Patent Infringement Matter

In October 2006, we filed a patent infringement lawsuit against NessCap Co., Ltd. and NessCap, Inc. (“NessCap”) in the United States District Court for the Southern District of California seeking monetary damages and an injunction to stop NessCap’s sales of infringing products based on four of our patents. In December 2006, NessCap filed a lawsuit against us in the United States District Court in the District of Delaware claiming our products infringe NessCap’s patented intellectual property. In February 2009, we entered into a definitive settlement agreement with NessCap. In the settlement agreement, the parties agreed to release all claims against each other on issues related to the lawsuit and agreed to a ten year, worldwide cross license of certain patent rights of each company. Following the execution of the definitive settlement agreement, the matters were formally concluded by dismissing all pending matters in both the District Court and the United States Court of Appeals. As part of the settlement agreement, NessCap must pay us $1 million in annual installments of $200,000 through 2013. In 2010, NessCap posted a letter of credit for all remaining settlement payments owed to us in accordance with the terms of the settlement. During the case, we had capitalized the patent defense costs as additional cost of the patents. The full settlement amount of $1 million has been netted against these capitalized patent defense costs, and the net amount is being amortized over the remaining lives of these patents. As of December 31, 2010, $400,000 has been received from NessCap for this settlement and the remaining $600,000 receivable has been accrued on the consolidated balance sheet as of December 31, 2010.

Product Defect Matter

In 2005, a customer claimed a possible defect in a product that was produced for our Swiss subsidiary, Maxwell SA, under contract by a third party manufacturer, Epcos AG, and resold to the customer. In an effort to resolve the matter, Maxwell SA initiated a legal proceeding in Germany in late 2007 against Epcos AG. The suit is currently in the independent pre-trial discovery phase during which time the court-appointed technical expert has collected evidence and issued an opinion that: (a) a defect in a substantial number of the products existed; and (b) the defect is one stemming from manufacturing of the products and not from operating conditions of the end use system. Epcos AG opposed the validity of the expert’s opinion, which is standard practice within this type of proceeding, and the expert is now expected to submit a follow-up written opinion addressing in further detail the basis for the expert’s conclusions. Since the matter is still in its preliminary stages and no quantified damages assertions have been formally made, we have not yet been able to determine what, if any, warranty exposure we may have, and therefore, we have not recorded any warranty provision.

Angeles Chemical and Omega Chemical Matters

In December 2007, we were named in an environmental suit along with more than 150 other defendants. The suit, Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC, et al., was filed by the plaintiffs in the United States District Court for the Central District of California alleging damages related to hazardous waste contamination of the plaintiffs’ land (the “Angeles Site”). The plaintiff alleges that a prior service provider of ours improperly disposed of hazardous material on property upstream from the plaintiffs’ land (the “Omega Site”).

In August 2009, unrelated to the Angeles Chemical matter and yet pertaining to the original Omega Site, the Omega PRP Organized Group (“OPOG”) initiated additional clean up efforts to remediate the Omega Site and, consequently, submitted a good faith offer letter for these additional clean up efforts to parties who had previously settled their liability related to the Omega Site. In December 2010, we joined several other parties in executing a settlement agreement with OPOG which allocates our settlement liability in the amount of $120,000, and includes indemnification for current and future remediation efforts for the Omega Site, as well as conditional indemnification for the Angeles Chemical matter and any additional matters pertaining to activities stemming from the Omega Site. The settlement amount of $120,000 was paid in full as of December 31, 2010.

Shareholder Derivative Suit

In August 2010, a shareholder derivative action was filed in the Superior Court for San Diego County, California, allegedly on behalf of and for the benefit of us, against certain of our current and former officers and directors alleging, among other claims, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint was titled Lozides v. Schramm et al. and alleged that the individual defendants allowed us to violate the U.S. Foreign Corrupt Practices Act (“FCPA”) and failed to maintain internal controls and accounting systems for compliance with the FCPA. In September 2010, Washtenaw County Employees’ Retirement System v. Guyett et al., another derivative action, was filed in the same court against certain of our current and former officers and directors, as well as a member of our management team, alleging substantially similar claims. In October 2010, the two actions were consolidated. A joint stipulation was filed shortly thereafter setting forth a proposed schedule for responding to the consolidated action. Because the consolidated action is derivative in nature, it does not seek monetary damages from us. However, we may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, we cannot predict the ultimate outcome of this action and therefore we have not accrued an amount for any potential costs associated with this action.

FCPA Matter

As a result of our international operations, we are subject to the U.S. FCPA which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As previously disclosed in our SEC filings, we conducted an internal review into payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary.

In January 2011, we reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities law violations. We settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, we will pay a total of $6.35 million in profit disgorgement and prejudgment interest, in two installments, with $3.175 million paid in the first quarter of 2011, and the remaining $3.175 million payable in the first quarter of 2012. Under the terms of the settlement with the DOJ, we will pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, and $2.25 million payable in the first quarters of 2012 and 2013. As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If we remain in compliance with the terms of the DPA, at the conclusion of the term, the charges against us will be dismissed with prejudice. Further, under the terms of the agreements, we will periodically report to the SEC and DOJ on our internal compliance program concerning anti-bribery. The settlement amounts had been fully accrued as of September 30, 2010.

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

	High	Low
Year Ended December 31, 2010
First Quarter	$19.20	$11.48
Second Quarter	15.12	11.04
Third Quarter	14.89	10.16
Fourth Quarter	19.37	14.52
Year Ended December 31, 2009
First Quarter	$7.64	$4.50
Second Quarter	14.37	6.63
Third Quarter	19.72	12.25
Fourth Quarter	21.81	14.30

As of March 2, 2011, there were 372 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently anticipate that any earnings will be retained for the development and expansion of our business and, therefore, we do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated in this report by reference.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is for each fiscal year in the five-year period ended December 31, 2010. This data is derived from the Company’s audited consolidated financial statements.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$121,882	$101,315	$80,439	$56,708	$53,707
Loss from continuing operations	(6,056)	(22,912)	(14,808)	(15,733)	(16,300)
Loss from discontinued operations, net of tax	—	—	—	—	(195)

Net loss	$(6,056)	$(22,912)	$(14,808)	$(15,733)	$(16,495)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.23)	$(0.94)	$(0.71)	$(0.86)	$(0.97)
Loss from discontinued operations, net of tax	—	—	—	—	(0.01)

Net loss per share	$(0.23)	$(0.94)	$(0.71)	$(0.86)	$(0.98)

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Total assets	$149,811	$128,819	$102,313	$108,280	$91,669
Cash, cash equivalents, short-term investments in marketable securities and restricted cash	$47,829	$37,582	$20,576	$30,214	$19,387
Short-term borrowings and current portion of long-term debt	$3,511	$5,245	$18,888	$16,472	$5,688
Long-term debt, excluding current portion	$12,608	$11,452	$582	$13,544	$22,527
Stockholders’ equity	$88,023	$77,992	$63,247	$62,112	$45,883
Shares outstanding	27,182	26,321	22,521	20,417	17,261

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2010, 2009 and 2008 should be read in conjunction with our consolidated financial statements and the related notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. In addition, the discussion contains forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, deferred income taxes, the incurrence of warranty obligations, stock compensation expense, impairment of goodwill and other intangible assets, the cost to complete certain projects, the probability that the performance criteria of restricted stock awards will be met and the fair value of embedded conversion options related to convertible debentures.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	2010 Highlights

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Critical Accounting Estimates

•	Pending Accounting Pronouncements

•	Off Balance Sheet Arrangements

•	Outlook

Executive Overview

Maxwell is a global leader in developing, manufacturing and marketing advanced energy storage and power delivery products for transportation, industrial, telecommunications and other applications, and microelectronic products for space and satellite applications. Our strategy is to establish a compelling value proposition for our products by designing and manufacturing them to perform reliably with minimal maintenance for the life of the applications into which they are integrated. We have three product lines: ultracapacitors with applications in multiple industries, including transportation, automotive, telecommunications, energy and consumer and industrial electronics; high-voltage capacitors primarily applied in electrical utility infrastructure; and radiation-hardened microelectronic products for space and satellite applications.

Our primary objective is to grow revenue and profit margins by creating and satisfying demand for our ultracapacitor-based energy storage and power delivery solutions. We are focusing on establishing and expanding market opportunities for ultracapacitors and being the preferred supplier for ultracapacitor products worldwide. We believe that the transportation industry represents the largest market opportunity for ultracapacitors, primarily for applications related to electrical system augmentation, and braking energy recuperation and hybrid electric drive systems for transit buses, trucks and autos, and electric rail vehicles. Various backup power applications, including instantly available power for wind turbine blade pitch systems, also represent a significant and rapidly growing market opportunity.

We also seek to expand market opportunities for our high-voltage capacitor and radiation-hardened microelectronic products. The market for high-voltage capacitors consists mainly of expansion, upgrading and maintenance of existing electrical utility infrastructure and new infrastructure installations in developing countries. Such installations are capital-intensive and frequently are subject to regulation, availability of government funding and general economic conditions. Although the market for microelectronics products for space and satellite applications is relatively small, the specialized nature of these products and the requirement for failure-free reliability allows us the opportunity to generate profit margins significantly higher than those for commodity electronic components.

In 2010, total revenues were $121.9 million representing an increase of 20% compared with 2009, or an increase of 127% compared with five years ago (2006). This revenue growth is primarily attributable to increased ultracapacitor product sales, which grew in 2010 by 56% compared with 2009, and 271% compared with five years ago. Further, overall gross profit in 2010 was 38%, compared with 35% in 2009 and 23% five years ago. The increase in gross margin was driven mainly by significantly improved profitability for our ultracapacitor products related to increased sales volume and reduced manufacturing costs. For the first time in the last five years, we generated positive cash flow from operations of $8.7 million in 2010, reflecting our efforts to expand revenues while better managing manufacturing costs and operating expenses. As of December 31, 2010, we had cash, cash equivalents and restricted cash of $47.8 million, which we believe will be sufficient to fund operations for at least the next twelve months. However, in the future, we may decide to supplement planned cash flow provided from operations by issuing debt or equity.

Going forward, we will continue to focus on growing our business and strengthening our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus will be to grow our ultracapacitor business through continued market penetration in primary applications, including automotive, transportation and wind energy. In order to achieve our growth objectives, we will need to overcome risks and challenges facing our business. Significant risks and challenges we face include the ability to achieve and maintain profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; and hiring, developing, training and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on achieving higher profit margins and managing operating costs, and on developing new products and promoting the value proposition of our products over competing technologies. In addition, we have plans to augment current manufacturing capacity and infrastructure in the coming years which we believe will be sufficient to accommodate our planned growth. We believe that with sound management, the Company is well positioned to continue and accelerate the financial and operational progress exhibited by our results of operations in 2010.

2010 Highlights

During 2010, we continued to focus on developing strategic alliances, introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, funding capital improvements, augmenting executive management and improving production processes. Some of these efforts are described below:

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

•

In May, we announced that Robert L. Guyett had been elected chairman of the Company’s board of directors. Guyett, 73, joined Maxwell’s board in January 2000, and previously served as chairman from May 2003 through May 2007. He also chairs the board’s Audit Committee and serves on the Compensation and Governance, Nominating and Strategy Committees. Since 1995, he has been President and Chief Executive Officer of Crescent Management Enterprises LLC, a consulting firm that provides financial management and investment advisory services. He is a director of Newport Corp., a NASDAQ-listed supplier of products and systems to the semiconductor, communications, electronics, research and life science markets. He also serves on the boards of privately held companies and is a director and treasurer of the Christopher and Dana Reeve Foundation. Earlier in his career, he was a director and chief financial officer of Engelhard Corp. and before that, was a director and chief financial officer of Fluor Corporation.

•

In May, we announced an agreement with Rutronik Elektronische Bauelemente GmbH through which Rutronik will distribute Maxwell’s BOOSTCAP® ultracapacitor products throughout Europe. Under this new contract, Rutronik will especially address the European industrial, automotive, renewable energies and other key energy storage market segments with Maxwell’s ultracapacitor products.

•	In March, we announced capacity expansion and process improvements in our production facility for our CONDIS® family of high voltage capacitors.

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

•

In February, we announced the realignment and expansion of our executive team reflecting the increased focus we are placing on product development, marketing and business development to strengthen and expand our presence in the marketplace. We changed the scope of vice president Michael Liedtke’s responsibilities to business development, market intelligence and strategic planning, appointed Van M. Andrews senior vice president, ultracapacitor sales and marketing, and promoted Jeremy Cowperthwaite to the newly created position of vice president, ultracapacitor engineering.

Results of Operations

The following table presents certain statement of operations data expressed as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Total revenue	100%	100%	100%
Cost of revenue	62%	65%	69%

Gross profit	38%	35%	31%
Operating expenses:
Selling, general and administrative	29%	33%	29%
Research and development	15%	16%	19%

Total operating expenses	44%	49%	48%

Operating loss	(6)%	(14)%	(17)%
Other income (expense), net	2%	(6)%	(1)%

Loss from operations before income taxes	(4)%	(20)%	(18)%
Income tax provision (benefit)	1%	3%	0%

Net loss	(5)%	(23)%	(18)%

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

In 2010, net loss decreased $16.9 million, or 74%, compared with the prior year. Net loss reported for 2010 was $6.1 million, or $0.23 per share, while net loss was $22.9 million, or $0.94 per share, in 2009. The decrease in net loss was driven primarily by an increase in revenues combined with improvements in gross profit and operating margins. In addition, there was a decrease of $4.2 million in accruals for settlement of U.S. FCPA violations and in 2010, we recorded a $2.3 million gain, versus a $5.3 million loss in 2009, on embedded derivatives and warrants. Offsetting these improvements, we incurred a $1.4 million charge related to an impairment and depreciation adjustment for assets that we no longer believe are probable of sale and were reclassified during the fourth quarter from held-for-sale to held-and-used.

Revenue and Gross Profit

The following table presents revenue, cost of revenue and gross profit for the years ended December 31, 2010 and 2009 (in thousands, except percentage):

	Year Ended December 31, 2010		Year Ended December 31, 2009		Increase	% Change
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$121,882	100%	$101,315	100%	$20,567	20%
Cost of revenue	74,995	62%	66,026	65%	8,969	14%

Gross profit	$46,887	38%	$35,289	35%	$11,598	33%

Revenue in 2010 increased 20% to $121.9 million, compared with $101.3 million in 2009. Ultracapacitor revenue increased by 56% to $68.5 million in 2010, compared with $43.8 million in the prior year. Sales of high voltage capacitor products totaled $35.7 million for 2010, down 10% from the $39.8 million recorded in 2009. Revenue from our microelectronic products was flat year-over-year. The increase in revenue from our ultracapacitor product line was influenced primarily by continuing strong demand for energy storage and power delivery systems for wind energy, hybrid and electric transit vehicles, micro hybrid automotive systems, backup power and wireless communications. The decline in our high voltage capacitor product revenues was a result of a shift in the mix of high voltage product sales to lower priced products.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during 2010 compared with 2009, revenue was positively impacted by $2.4 million.

The following table presents revenue mix by product line for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Ultracapacitors	56%	43%
High-Voltage Capacitors	29%	39%
Microelectronics	15%	18%

Total	100%	100%

Gross profit in 2010 increased $11.6 million, or 33%, to $46.9 million compared with 2009. As a percentage of revenue, gross profit increased to 38% in 2010 compared with 35% in 2009. Of the increase in gross profit in absolute dollars, $7.2 million related to an increase in the volume of sales, $2.7 million was due to net reductions of product costs, and $1.7 million related to net foreign exchange gains recorded in 2010 compared with net foreign exchange losses recorded in 2009. We hedge intercompany and third-party asset and liability balances denominated in currencies other than the local currency. The net foreign exchange gains or losses recognized are the transaction gains and losses incurred on the hedged assets and liabilities, net of the gains and losses realized on the hedge contracts. Product cost reductions were driven primarily by advancements in our manufacturing process and product design. The product design advancements allowed us to reduce product cost of our large cell ultracapacitor product line.

Selling, General & Administrative Expense

The following table presents selling, general and administrative expense for the years ended December 31, 2010 and 2009 (in thousands, except percentage):

	Year Ended December 31, 2010		Year Ended December 31, 2009		Increase	% Change
	Amount	% of Revenue	Amount	% of Revenue
Selling, general and administrative	$35,413	29%	$33,111	33%	$2,302	7%

Selling, general and administrative expenses were 29% of revenue in 2010, compared with 33% in 2009, while total expense increased by $2.3 million, or 7%. The increase in absolute dollars was driven primarily by $2.1 million in higher labor costs due to increases in our sales and marketing operations, and an increase in net foreign exchanges losses. In 2010, we recorded net foreign exchange losses of $1.7 million compared with $396,000 in net foreign exchange gains in 2009. In addition, facilities-related expenses increased by $550,000 in 2010, and travel-related expenses increased by $421,000. We also recorded an asset impairment of $880,000 in 2010, related to equipment that was reclassified from held-for-sale to held-and-used. These increases were offset by a $4.2 million decrease in expense for the accrual for settlement of the FCPA matter. In 2010, we recorded accruals for settlement of the FCPA matter of $5.1 million, while in 2009 we recorded accruals for settlement of the FCPA matter of $9.3 million.

Research and Development Expense

The following table presents research and development expense for the years ended December 31, 2010 and 2009 (in thousands, except percentage):

	Year Ended December 31, 2010		Year Ended December 31, 2009		Increase	% Change
	Amount	% of Revenue	Amount	% of Revenue
Research and development	$17,736	15%	$15,955	16%	$1,781	11%

Research and development expense was $17.7 million in 2010 compared with $16.0 million in 2009, an increase of approximately $1.8 million or 11%. However, as a percentage of revenues, research and development expense was 15% in 2010 compared with 16% in 2009. The increase in absolute dollars was driven primarily by an increase in expenses of $870,000 related to consulting services and materials used for product development, an increase of $590,000 in labor expense and an increase of $439,000 in facilities and information technology expenses. During 2010, we continued to expand our efforts to develop existing and new products.

Amortization of debt discount and prepaid debt costs

Amortization of debt discount and prepaid debt costs was $83,000 in 2010 compared with $737,000 in 2009, a decrease of approximately $654,000. The amortization period for the debt discount and prepaid debt costs was associated with the original payment terms for the convertible debentures, wherein final payment was due on December 31, 2010, however, the holder elected to defer three quarterly installments to 2011.

Gain (loss) on embedded derivatives and warrants

The gain on embedded derivatives was $2.3 million in 2010 compared with a loss of $5.3 million in 2009. The gain or loss recorded on the embedded derivative and warrants primarily represents the change in the fair market value on revaluation of the debenture conversion rights and warrants at the end of the year compared to the beginning of the year. In December 2010, the warrants were exercised in full, and in February 2011, the remaining principal balance of the convertible debentures was converted to shares of our common stock. Following these transactions, there will be no further impact to the consolidated statement of operations related to the fair value measurement of these derivative instruments and warrants.

Provision For Income Taxes

We recorded an income tax provision of $1.6 million for the year ended December 31, 2010 compared with $2.5 million for the year ended December 31, 2009. This provision is primarily related to our Swiss operations. The 2009 tax provision included a one-time non-cash tax provision of $1.7 million associated with the transfer of certain intellectual property from Switzerland to the U.S. in order to maximize utilization of U.S. federal and state net operating loss carryforwards. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

In 2009, net loss increased $8.1 million, or 55%, compared with the same period one year ago. Net loss reported for 2009 was $22.9 million, or $0.94 per share, while net loss was $14.8 million, or $0.71 per share, in 2008. The increase in net loss was impacted by an accrual of $9.3 million for potential settlement of U.S. FCPA violations and $6.5 million of higher losses on embedded derivatives and warrants during the year ended December 31, 2009 compared with 2008.

Revenue and Gross Profit

The following table presents revenue, cost of revenue and gross profit for the years ended December 31, 2009 and 2008 (in thousands, except percentage):

	Year Ended December 31, 2009		Year Ended December 31, 2008		Increase	% Change
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$101,315	100%	$80,439	100%	$20,876	26%
Cost of revenue	66,026	65%	55,342	69%	10,684	19%

Gross profit	$35,289	35%	$25,097	31%	$10,192	41%

Revenue in 2009 increased 26% to $101.3 million, compared with $80.4 million in 2008. Product revenue increased 29% or $22.9 million, while license fee and service revenue decreased 100% or $2.0 million. The increase in total revenue was influenced primarily by higher volume in our ultracapacitor and microelectronic product lines. Increases in ultracapacitor volumes were driven primarily by continuing strong demand for ultracapacitor-based energy storage systems for wind turbines and hybrid busses. The increase in volume of microelectronic revenue was driven by timing of certain satellite projects and management does not expect this higher level of volume to continue.

A substantial amount of our revenue is generated through our Swiss subsidiary. As such, reported revenue can be materially impacted by the fluctuation of the Swiss Franc to U.S. dollar, our reporting currency. However, the impact for comparing revenue in 2009 compared with 2008 was less than half of one percent as the weighted-average foreign exchange rate of the U.S. dollar to the Swiss Franc was $0.92113 per Swiss Franc for the year ended December 31, 2009 compared with $0.92561 per Swiss Franc for 2008.

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

Selling, General & Administrative Expense

The following table presents selling, general and administrative expense for the years ended December 31, 2009 and 2008 (in thousands, except percentage):

	Year Ended December 31, 2009		Year Ended December 31, 2008		Increase	% Change
	Amount	% of Revenue	Amount	% of Revenue
Selling, general and administrative	$33,111	33%	$23,268	29%	$9,843	42%

Selling, general and administrative expenses were 33% of revenue in 2009, compared with 29% in 2008, while total expense increased by $9.8 million, or 42%. When comparing 2009 to 2008 several material items that occurred in 2009 but not in 2008 should be considered. In the fourth quarter of 2009, we accrued $9.3 million for the potential settlement of FCPA violations. In 2009 we incurred approximately $700,000 in legal and professional services related to our international investigation of the FCPA violations. Approximately $500,000 was paid in executive severance in 2009. In addition to these new items, labor expense increased approximately $1.2 million in 2009 compared with 2008. This increase was driven primarily by increases in selling and marketing personnel and is consistent with the increase in revenues. These increases to the 2009 selling, general and administrative expense compared with 2008 were partially offset by greater foreign currency transaction gains of $1.5 million and a decrease of $400,000 in travel-related expenses.

Research and Development Expense

The following table presents research and development expense for the years ended December 31, 2009 and 2008 (in thousands, except percentage):

	Year Ended December 31, 2009		Year Ended December 31, 2008		Increase	% Change
	Amount	% of Revenue	Amount	% of Revenue
Research and development	$15,955	16%	$14,847	19%	$1,108	7%

Research and development expense was $16.0 million in 2009 compared with $14.8 million in 2008, an increase of approximately $1.1 million or 7%. However, as a percentage of revenues, research and development expense was 16% in 2009 compared with 19% in 2008. The increase in absolute dollars of $1.1 million was driven primarily by increases in labor costs due to a focus on new and existing product development.

Provision (Benefit) For Income Taxes

We recorded an income tax provision of $2.5 million for the year ended December 31, 2009 compared with an income tax benefit of $226,000 for 2008. This provision is related to our Swiss operations. The 2009 tax provision included a one-time non-cash tax provision of $1.7 million associated with the transfer of certain intellectual property from Switzerland to the U.S. in order to maximize utilization of U.S. federal and state net operating loss carryforwards. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

Liquidity and Capital Resources

Changes in Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	Years Ended December 31,
	2010	2009	2008
Total cash provided by (used in):
Operating activities	$8,748	$(999)	$(6,975)
Investing activities	(8,794)	(4,951)	381
Financing activities	9,920	22,696	4,107
Effect of exchange rate changes on cash and cash equivalents	373	260	484

Increase (decrease) in cash and cash equivalents	$10,247	$17,006	$(2,003)

Net cash provided by operating activities was $8.7 million in 2010. Although there was a net loss of $6.1 million for 2010, the net loss included net non-cash charges of $7.4 million. In addition, while working capital balances remained relatively consistent year-over-year, long-term liabilities increased by $7.7 million in 2010 primarily related to long-term settlement payments negotiated with the SEC and DOJ related to the FCPA matter. Net cash used in operating activities was $1.0 million in 2009 and $7.0 million in 2008. The improvement in operating cashflows from 2009 to 2010 was driven primarily by an improvement in operating results and the increase in long-term liabilities noted above.

Our net cash used in investing activities was $8.8 million for the year ended December 31, 2010, compared with $5.0 million used in investing activities for the year ended December 31, 2009 and $381,000 provided by investing activities for the year ended December 31, 2008. The cash used in investing activities in 2010 and 2009 was primarily related to capital expenditures focused on increasing our production capacity to meet anticipated increases in demand. In 2008, capital expenditures of $7.1 million were offset by cash proceeds from the maturity of marketable securities of $8.1 million.

Our net cash provided by financing activities was $9.9 million for the year ended December 31, 2010, compared with $22.7 million in 2009 and $4.1 million in 2008. During the year ended December 31, 2009, we raised $21.0 million from the sale of common stock under a shelf registration statement and an equity distribution agreement. During the year ended December 31, 2010, we received cash proceeds of $7.5 million from the exercise of stock warrants.

Liquidity

As of December 31, 2010, we had approximately $39.8 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $47.8 million. The cash restriction was released in February 2011 when the convertible debentures were converted to shares of our common stock. Working capital increased to $57.4 million as of December 31, 2010 from $32.1 million as of December 31, 2009.

In November 2006, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities (“Shelf Registration Statement”). During 2007, we received $26.6 million in cash from the sale of 2.7 million shares of common stock. In August 2008, we entered into an Equity Distribution Agreement (“EDA”) with UBS Securities LLC (“UBS”) to, from time to time, sell up to $15 million of our common stock. We have received $5.6 million in cash from the sale of 687,000 shares of our common stock since entering into the EDA. The EDA was suspended in April 2009. In May 2009, we raised $18.6 million in cash from the sale of 2.3 million shares of common stock through a public offering underwritten by Roth Capital Partners. As of January 2010, the shelf registration statement is no longer effective.

As discussed in Item 3, we have accrued $14.4 million for the settlement of FCPA violations, of which $6.7 million was paid in the first quarter of 2011, and $5.4 million and $2.3 million are payable in the first quarters of 2012 and 2013, respectively. Additionally, as of December 31, 2010, we had outstanding $8.3 million in principal amount of our convertible debentures. In February 2011, this principal amount was converted into shares of our common stock, and the restriction on $8.0 million of previously restricted cash was released. Management believes that cash from operating activities, combined with available cash balances, will be sufficient to fund our operations, obligations as they become due, and capital equipment expenditures for at least the next twelve months. However, in the future, we may decide to supplement planned cash flow provided from operations by issuing debt or equity.

Debentures, Short-term and Long Term Borrowings

Convertible Debentures

On December 20, 2005, we issued $25 million in aggregate principal amount of senior subordinated convertible debentures (“Debentures”) along with warrants to purchase shares of our common stock. The net proceeds of the issuance totaled approximately $23.7 million after direct placement costs of approximately $1.3 million. The Debentures were payable in quarterly installments of $2.8 million from March 2008 through December 2009, with the holder having the option to delay each installment 24 months. The holder elected to delay the quarterly payments that were due in June, September and December 2009 to June, September and December 2011, respectively. The warrants initially issued were to purchase 395,000 shares of our common stock and the Debentures were initially convertible into 1.3 million shares of common stock, at any time at the option of the holder, at a strike price of $19.00 per share. The number of warrants, conversion shares and the strike price were subject to adjustment upon certain events such as the sale of equity securities by Maxwell at a price below the strike price of $19.00 per share. On December 20, 2010, the holders of the warrants exercised their right to purchase 462,461 shares of common stock, resulting in cash proceeds of $7.5 million. As of December 31, 2010, the principal balance of $8.3 million of the convertible debentures was convertible into 513,845 shares of our common stock at the option of the holder at a conversion price of $16.22. In February 2011, the holder of the convertible debentures elected to convert the remaining principal balance into shares of our common stock.

For the year ended December 31, 2010, we made interest payments of $115,000 in cash based on the Federal Funds Rate plus 1.125% per annum.

The change in fair value on revaluation of the convertible debenture conversion rights and warrant liabilities represents the difference between the fair value of the warrants and conversion rights between the two measurement dates using a Black-Scholes calculation. The effect of the fair market value adjustment is recorded as “gain (loss) on embedded derivative liabilities.”

The net fair value of the holder’s and Maxwell’s conversion rights at December 31, 2010 and 2009 was a liability of $2.1 million and $3.0 million, respectively. As of December 31, 2010 and 2009, this amount is classified within non-current liabilities, as a component of “long-term debt, excluding current portion”.

While the Debentures were outstanding, we were required to maintain a cash balance of $8.0 million, which is classified as restricted cash at December 31, 2010 and 2009. At December 31, 2010, the restricted cash was classified as a current asset, since the convertible debentures were due in full during 2011.

Short-term borrowings

Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.2 million as of December 31, 2010) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 1.95%. Borrowings under the short-term loan agreement are unsecured and as of December 31, 2010 and 2009, the full amount of the loan was drawn.

Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of December 31, 2010) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of December 31, 2010 and 2009, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.

Maxwell SA entered into a lending agreement for the acquisition of manufacturing equipment in an amount up to 1.5 million Swiss Francs (approximately $1.6 million as of December 31, 2010). After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 2.22%. As of December 31, 2010 and 2009, the balance of the obligation was $210,000 and $543,000, respectively, with final payment due in 2011.

Long-term borrowings

Maxwell SA has a 2.0 million Swiss Franc-denominated (approximately $2.1 million as of December 31, 2010) credit agreement with a Swiss bank, which renews every two years and bears interest at 2.5%. Borrowings under the credit agreement are unsecured and as of December 31, 2010 and 2009, the full amount available under the credit line was drawn.

The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 4.9% to 7.0%. At December 31, 2010 and 2009, $177,000 and $84,000, respectively, was outstanding under these financing agreements.

Minority Equity Interests in Subsidiaries

PurePulse, which suspended operations in 2002 and was classified as discontinued operations in 2006, has minority equity investors. These investors are former employees who were issued shares when PurePulse originally was incorporated and former employees who have exercised stock options in that entity. As of December 31, 2010 and 2009 minority investors owned approximately 11% of the outstanding stock of PurePulse.

Contractual Obligations

	Payment due by period (in thousands)
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating Lease Obligations (1)	$20,984	$3,113	$6,139	$5,838	$5,894
Purchase Commitments (2)	8,304	8,304	—	—	—
Debt Obligations (3)	14,351	3,720	2,298	—	8,333
Pension benefit payments (4)	25,340	1,335	2,817	3,207	17,981
FCPA Settlement (5)	14,350	6,675	7,675	—	—

Total (6)	$83,329	$23,147	$18,929	$9,045	$32,208

(1)	Operating lease obligations represent building leases, for U.S. and Switzerland locations.
(2)	Purchase commitments primarily represent the value of non-cancelable purchase orders and an estimate of purchase orders that if cancelled would result in a significant penalty.
(3)	Debt obligations represent the convertible debentures, long-term and short-term borrowings and interest payable of $278,000. The principal balance of $8.3 million of the convertible debentures was converted into shares of our common stock in February 2011.
(4)	Pension benefit payments represent the expected amounts to be paid for pension benefits.
(5)	On January 31, 2011, the Company reached settlements with the SEC and DOJ with respect to the FCPA matter.
(6)	Due to the uncertainty with respect to the timing of future cashflows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $424,000 of unrecognized tax benefits have been excluded from the contractual obligations table above.

Critical Accounting Estimates

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

We believe the following are either (i) critical accounting policies that require us to make significant estimates or assumptions in the preparation of our consolidated financial statements or (ii) other key accounting policies that may require us to make difficult or subjective judgments.

Revenue Recognition

Nature of Estimates Required. Sales revenue is primarily derived from the sale of products directly to customers. For certain long-term contracts, revenue is recognized at the time costs are incurred and for license fees and service revenue is recognized when the performance requirements have been met.

Assumptions and Approach Used. Product revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from a customer); (2) title passes to the customer at either shipment from our facilities or receipt at the customer facility, depending on shipping terms; (3) price is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collectability is reasonably assured. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents are used to verify product delivery. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction. If a volume discount is offered, revenue is recognized at the lowest price offered to the customer. We assess the collectability of accounts receivable based primarily upon creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Revenue generated from certain long-term, fixed price contracts is recognized on a percentage of completion basis measured by the percentage of cost incurred to date to the estimated costs for each contract and is limited by the funding of the primary contractor. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. The estimated contract costs are based on historical experience and assumptions regarding future contractual obligations. We regularly review these estimates and consider the impact of recurring business risks and uncertainties inherent in the contracts, such as implementation delays due to factors within or outside our control.

From time to time, we have entered into multiple-deliverable contractual arrangements with elements of software that are essential to the functionality of the delivered elements. Additionally, we have contracts where all the elements of the agreement need to be delivered and accepted by the customer prior to any revenue being recognized for the agreement. We recognize revenue on the delivered elements when vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements exists. In 2007, we entered into one contract whereby we previously delivered certain elements and VSOE of fair value of the undelivered elements did not exist. The undelivered element was delivered in 2010 and previously deferred revenue was recognized.

Changes in cost estimates and the fair values of certain deliverables could negatively impact our operating results. In addition, unforeseen conditions could arise over the contract term that may have a significant impact on operating results.

Excess and Obsolete Inventory

Nature of Estimates Required. Estimates are principally based on assumptions regarding the ability to sell the items in our inventory. Due to the uncertainty and potential volatility of these estimated factors, changes in our assumptions could materially affect our results of operations.

Assumptions and Approach Used. Our estimate for excess and obsolete inventory is evaluated on a quarterly basis and is based on rolling historical inventory usage and assumptions regarding future product sales and requirements. As actual levels of inventory change or specific products become slow moving or obsolete, our estimated reserve may materially change.

Convertible Debt Conversion Features

Nature of Estimates Required. Each reporting period we value the holder’s conversion option and the forced conversion option associated with our convertible debentures as derivative liabilities. To calculate the value of these features we use the Black-Scholes pricing model along with a Z factor statistical model which is used to calculate the probability for the forced conversion option.

Assumptions and Approach Used. The Black-Scholes pricing model requires the estimation of the expected term, on which all of the other variables are dependent. The expected term that we have used is based on the weighted average estimated holding period of each principal payment and as of December 31, 2010, we estimated that each payment will be outstanding until its due date. However, if certain conditions are satisfied for a period of 20 consecutive trading days we may require that a specified amount of the outstanding principal of the Debentures be converted. Furthermore, at the holder’s election, all or a portion of the outstanding principal may be converted into shares of common stock at anytime. Either of these scenarios could reduce the expected term and therefore effect the estimated liability. Additionally, other estimates we make impact our estimate of the probability of the forced conversion option. This conversion is based on the current variance between our market stock price and the exercise price, which would indicate the likelihood of the conversion to equity prior to the final payment. The holding period estimate also impacts other variables, including expected volatility and risk-free interest rate. Each of these variables could have a potentially significant impact on the carrying value of the debt and materially affect our results of operations.

At December 31, 2010, we estimated the holding period as 0.7 years, which resulted in the estimation of the net fair value of the holder’s and Maxwell’s conversion rights as a liability of $2.1 million. The effect of the fair value adjustment was a $931,000 gain for the year ended December 31, 2010. In February 2011, the holder of the convertible debentures elected to convert the remaining principal balance of the convertible debentures into shares of our common stock. The gain recognized in the consolidated statement of operations in 2011 will be primarily based on the market value of the common stock on the date of conversion.

Pension

Nature of Estimates Required. We use several significant assumptions within the actuarial models that measure the pension benefit obligations and to estimate the fair values of real estate assets.

Assumptions and Approach Used. Discount rate and expected return on assets are important elements of plan expense and asset and liability measurement. In addition, we appraise the fair value of real estate assets annually. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. For example, at December 31, 2009 we estimated benefit payments of approximately $1.1 million would be paid in 2010, but the actual benefits paid in 2010 were $444,000. The projected benefit obligation as of December 31, 2010 was $25.3 million and the fair value of plan assets was $30.7 million.

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

Assumptions and Approach Used. Our estimate of warranty is evaluated on a quarterly basis and is based on prior experience data for return rates and historical costs, as well as expectations about the future. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product recalls or increases in product failure rates, repair or field replacement costs and additional development costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross profit and gross margins would be reduced. To that extent, if actual experience varies from our estimates or specific data becomes available, it is used to modify our reserve that was estimated based on historical averages to ensure that the reserves are within the range of likely outcomes.

Stock-Based Compensation

Nature of Estimates Required. Our stock-based awards include stock option grants, restricted stock, restricted stock units, and an employee stock purchase plan. We record compensation expense for our stock-based awards in accordance with the criteria set forth in the Stock Compensation Subtopic of the Financial Accounting Standards Board Accounting Standards Codification. Under the guidance, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our stock options. The Black-Scholes model meets the requirements of the guidance, but the fair values generated by the model may not be indicative of the actual fair values of our equity awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The fair value of our restricted stock and restricted stock units is based on the closing market price of our common stock on the date of grant.

Assumptions and Approach Used. We estimate an expected dividend yield of zero because we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on our historical stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of our underlying stock price that is expected over a period of time commensurate with the expected option life. The risk-free interest rate is derived from the zero coupon rate on U.S. Treasury instruments for the option’s expected life. The expected life calculation is based on the actual life of historical stock option grants.

Stock-based compensation expense recognized in the consolidated statement of operations is based on options and awards ultimately expected to vest. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates with a cumulative catch up adjustment.

We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of stock-based awards, we may be required to accelerate, increase or cancel any remaining, unrecognized stock-based compensation expense. To the extent that we grant additional equity securities our stock-based compensation expense will increase by the fair value of the additional grants. Compensation expense is only recognized for those awards that are expected to vest and therefore we estimate a forfeiture rate and revise those estimates in subsequent periods if the actual forfeitures differs from the prior estimates. In addition, for restricted stock awards with performance-based vesting criteria, we estimate the probability of achievement of the performance criteria and recognize compensation expense related to those awards expected to vest. Compensation expense may be significantly impacted in the future to the extent our estimates differ from actual results.

Income Taxes

Nature of Estimates Required. We record an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses, is not likely.

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

Assumptions and Approach Used. We disclose information concerning contingent liabilities with respect to these claims and proceedings for which an unfavorable outcome is more than remote. We recognize liabilities for these claims and proceedings as appropriate based upon the probability of loss and our ability to estimate losses and to fairly present, in conjunction with the disclosures of these matters in our consolidated financial statements, management’s view of our exposure. We review outstanding claims and proceedings with external counsel as appropriate to assess probability and estimates of loss. We will recognize a liability related to claims and proceedings at such time as an unfavorable outcome becomes probable and the amount can be reasonably estimated. When the reasonable estimate is a range, the recognized liability will be the best estimate within the range. If no amount in the range is a better estimate than any other amount, the minimum amount of the range will be recognized.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of our fiscal years in the three-year period ended December 31, 2010. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Pending Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, to improve the disclosures about fair value measurements. This standard requires us to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), we will be required to present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). This update provides clarification as to the level of disaggregation in determining the appropriate classes of assets and liabilities and clarifies disclosures about inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within the fiscal year of adoption. As this update is only disclosure-related, it is not expected to have a significant impact on our financial position or results of operations.

In October 2009, the FASB reached a consensus on ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) vendor-specific objective evidence (“VSOE”) or ii) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This new pronouncement will allow us to recognize revenue on multiple-deliverable arrangements earlier than in previous years. Although we are unable to estimate what those amounts will be in the future, $3.0 million was recognized for multiple-deliverable revenue arrangements for the year ended December 31, 2010 and no amounts were recognized for multiple- deliverable revenue arrangements for the year ended December 31 2009. As of December 31, 2010 and 2009, there was $0 and $2.1 million, respectively, of deferred revenue related to multiple-deliverable revenue arrangements.

Off Balance Sheet Arrangements

None.

Outlook

We will continue to focus on growth opportunities for our ultracapacitor product line in 2011 by identifying and pursuing new and expanded applications in multiple industries, including transportation, automotive, renewable energy, backup power and industrial electronics. We have increased production capacity for all of our ultracapacitor products, both internally and through offshore contract assembly relationships. We expect growth of our large cell ultracapacitor products to be augmented in 2011 by increasing sales for voltage stabilization and idle-stop-start functionality in micro hybrid automobiles. We expect total revenue to continue to grow in 2011 at a rate comparable and potentially higher than that experienced in 2010, driven primarily by increasing sales of ultracapacitor products.

Advances in manufacturing processes, design enhancements for our large and medium-size ultracapacitor products, low-cost offshore assembly and material sourcing and increasing sales volume, are all expected to contribute to continuing improvement of our manufacturing cost structure. We expect gross profit, as a percentage of revenue, to continue to increase in 2011 but at a more moderate pace than the growth in 2010.

As we continue to increase revenue, we expect selling, general and administrative expenses to increase with the addition of sales personnel as well as customer facing application engineers who will work on improving ultracapacitor applications and developing new applications. We also expect research and development expenses for our ultracapacitor product line to increase as we continue to focus on material science and new product design and development. Although operating expenses are expected to increase in absolute dollars, we expect operating expenses to remain consistent with, or decline slightly from, 2010 operating expenses as a percentage of revenue. We expect that continued revenue growth and gross profit improvement may enable the Company to generate profit from operations in 2011.

Capital expenditures are expected to be approximately $12.5 million in 2011. Forty percent of our planned capital spending is focused on advances in ultracapacitor manufacturing processes and production capacity expansion. Increasing our high voltage capacitor production capacity based on our current product mix makes up another thirty percent of our planned capital spending. An additional twenty percent will support research and development for our microelectronics product line. The remaining ten percent of our planned capital spending is related to build out of a new corporate research and development facility and implementation of a financial planning and analysis application, as well as other IT applications, to support expected growth.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue, and operating expenses as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates.

Interest Rate Risk

At December 31, 2010, we had approximately $16.1 million in debt, $12.6 million of which is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet and statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $58,000 effect on interest expense. In calculating this impact, $8.3 million in principal balance of our convertible debentures that was outstanding as of December 31, 2010 has been excluded because the amount was converted into shares of our common stock in February 2011.

Fair Value Risk

We record a quarterly adjustment to our convertible debentures to adjust for the change in fair value of the embedded conversion options. The change in the fair value of these conversion options is primarily impacted by the price of our stock at the end of each reporting period. This adjustment creates a non-cash effect on our statement of operations which may have a significant impact.

We have a pension asset of $5.3 million at December 31, 2010, including plan assets of $30.7 million, which are recorded at fair value. The plan assets consist of 55% debt and equity securities, 37% real estate and 8% cash and cash equivalents. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. The fair value of debt and equity securities is determined based on quoted prices in active markets for identical assets and is subject to interest rate risk. We manage our risk by having a diversified portfolio. See Note 11 to the consolidated financial statements for further discussion on the pension assets.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto appear on pages 50 to 84 of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Maxwell Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of Maxwell Technologies, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maxwell Technologies, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of Maxwell Technologies, Inc.’s internal control over financial reporting.

/s/    MCGLADREY & PULLEN, LLP

San Diego, California

March 10, 2011

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$39,829	$29,582
Restricted cash	8,000	—
Trade and other accounts receivable, net of allowance for doubtful accounts of $151 and $386 at December 31, 2010 and 2009, respectively	27,141	20,485
Inventories, net	19,290	17,788
Prepaid expenses and other current assets	2,713	1,776

Total current assets	96,973	69,631
Property and equipment, net	20,129	17,080
Intangible assets, net	1,651	2,922
Goodwill	24,956	22,799
Pension asset	5,321	7,653
Restricted cash	—	8,000
Other non-current assets	781	734

Total assets	$149,811	$128,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,115	$23,672
Accrued warranty	449	588
Accrued employee compensation	6,079	4,615
Short-term borrowings and current portion of long-term debt	3,511	5,245
Stock warrants	—	2,465
Deferred tax liability	1,373	906

Total current liabilities	39,527	37,491
Deferred tax liability, long-term	1,166	1,097
Long-term debt, excluding current portion (see pro forma information at Note 15)	12,608	11,452
Other long-term liabilities	8,487	787

Total liabilities	61,788	50,827

Commitments and contingencies (Note 10 and Note 13)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 27,182 and 26,321 shares issued and outstanding at December 31, 2010 and 2009, respectively	2,715	2,633
Additional paid-in capital	238,419	224,575
Accumulated deficit	(163,870)	(157,814)
Accumulated other comprehensive income	10,759	8,598

Total stockholders’ equity (see pro forma information at Note 15)	88,023	77,992

Total liabilities and stockholders’ equity	$149,811	$128,819

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenue	$121,882	$101,315	$80,439
Cost of revenue	74,995	66,026	55,342

Gross profit	46,887	35,289	25,097
Operating expenses:
Selling, general and administrative	35,413	33,111	23,268
Research and development	17,736	15,955	14,847
Amortization of intangibles	233	353	364

Total operating expenses	53,382	49,419	38,479

Operating loss	(6,495)	(14,130)	(13,382)
Interest expense, net	(188)	(254)	(481)
Amortization of debt discount and prepaid debt costs	(83)	(737)	(2,388)
Gain (loss) on embedded derivative and warrants	2,341	(5,251)	1,217

Loss from operations before income taxes	(4,425)	(20,372)	(15,034)
Income tax provision (benefit)	1,631	2,540	(226)

Net loss	$(6,056)	$(22,912)	$(14,808)

Net loss per share—basic and diluted	$(0.23)	$(0.94)	$(0.71)

Weighted average shares used in computing basic and diluted net loss per share	26,234	24,457	20,819

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
Balance at December 31, 2007	20,417	$2,042	$172,899	$(120,094)	$7,265	$62,112
Exercise of stock options	159	16	1,159	—	—	1,175
Share-based compensation	107	11	2,706	—	—	2,717
Proceeds from issuance of common stock	687	69	5,362	—	—	5,431
Shares issued for interest on convertible debt	54	5	592	—	—	597
Shares issued for principal on convertible debt	1,107	111	9,612	—	—	9,723
Repurchase of shares	(10)	(1)	(102)	—	—	(103)
Net loss	—	—	—	(14,808)	—	(14,808)	$(14,808)
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	1,646	1,646	1,646
Pension adjustment, net of tax of $1,701	—	—	—	—	(5,240)	(5,240)	(5,240)
Unrealized loss on marketable securities	—	—	—	—	(3)	(3)	(3)

Balance at December 31, 2008	22,521	2,253	192,228	(134,902)	3,668	63,247	$(18,405)

Exercise of stock options	757	76	5,498	—	—	5,574
Share-based compensation	30	3	2,697	—	—	2,700
Proceeds from issuance of common stock	2,773	277	20,728	—	—	21,005
Shares issued for bonus payment	85	9	629	—	—	638
Shares issued for interest on convertible debt	19	2	90	—	—	92
Conversion of principal into shares of common stock	171	17	3,197	—	—	3,214
Repurchase of shares	(35)	(4)	(492)	—	—	(496)
Net loss	—	—	—	(22,912)	—	(22,912)	$(22,912)
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	939	939	939
Pension adjustment, net of tax of $922	—	—	—	—	3,991	3,991	3,991

Balance at December 31, 2009	26,321	2,633	224,575	(157,814)	8,598	77,992	$(17,982)

Exercise of stock options	319	32	3,258	—	—	3,290
Share-based compensation	114	8	2,619	—	—	2,627
Shares issued for exercise of warrants	462	46	8,509	—	—	8,555
Repurchase of shares	(34)	(4)	(542)	—	—	(546)
Net loss	—	—	—	(6,056)	—	(6,056)	$(6,056)
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	5,529	5,529	5,529
Pension adjustment, net of tax benefit of $807	—	—	—	—	(3,370)	(3,370)	(3,370)
Realized gain on marketable securities	—	—	—	—	2	2	2

Balance at December 31, 2010	27,182	$2,715	$238,419	$(163,870)	$10,759	$88,023	$(3,895)

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net loss	$(6,056)	$(22,912)	$(14,808)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,027	5,293	4,941
Amortization of intangible assets	535	643	573
Amortization of debt discount and prepaid debt costs	83	737	2,388
(Gain) loss on embedded derivative and warrant liabilities	(2,341)	5,251	(1,217)
Pension (benefit) cost	(209)	574	(237)
Stock based compensation expense	2,627	2,700	2,717
Shares issued for bonus payment	—	638	—
Loss on sales and impairment of property and equipment	880	34	—
Shares issued for interest expense	—	92	597
Provision for losses on accounts receivable	(159)	(52)	341
Changes in operating assets and liabilities:
Trade and other accounts receivable	(4,485)	(6,792)	41
Inventories	(1,175)	905	(3,508)
Prepaid expenses and other assets	(19)	655	(1,574)
Deferred income taxes	(110)	1,547	(1,415)
Accounts payable and accrued liabilities	4,012	9,620	2,649
Accrued employee compensation	1,374	245	1,409
Other long-term liabilities	7,764	(177)	128

Net cash provided by (used in) operating activities	8,748	(999)	(6,975)

Investing activities:
Purchases of property and equipment	(8,794)	(4,951)	(7,105)
Maturities of marketable securities	—	—	8,136
Purchases of marketable securities	—	—	(501)
Purchases of intangible assets	—	—	(149)

Net cash (used in) provided by investing activities	(8,794)	(4,951)	381

Financing activities:
Principal payments on long-term debt and short-term borrowings	(11,073)	(12,604)	(10,082)
Proceeds from long-term and short-term borrowings	10,749	9,217	7,686
Proceeds from exercise of stock warrants	7,500	—	—
Repurchase of shares	(546)	(496)	(103)
Proceeds from issuance of common stock under equity compensation plans	3,290	5,574	6,606
Proceeds from issuance of common stock under secondary security offerings	—	21,005	—

Net cash provided by financing activities	9,920	22,696	4,107

Increase (decrease) in cash and cash equivalents from operations	9,874	16,746	(2,487)
Effect of exchange rate changes on cash and cash equivalents	373	260	484

Increase (decrease) in cash and cash equivalents	10,247	17,006	(2,003)
Cash and cash equivalents at beginning of year	29,582	12,576	14,579

Cash and cash equivalents at end of year	$39,829	$29,582	$12,576

Cash paid for:
Interest	$267	$314	$660
Income taxes	$12	$21	$168
Supplemental schedule of noncash investing and financing activities:
Shares issued for interest payable	$—	$92	$597
Shares issued for payment on long-term debt	$—	$—	$9,723
Conversion of principal into shares of common stock	$—	$2,778	$—
Purchase of intangible asset under note	$—	$—	$592
Stock warrant liability settled in shares of common stock	$1,055	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, all references to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our Swiss Subsidiary, Maxwell Technologies, SA; and all references to “PurePulse” refer to our non-operating subsidiary, PurePulse Technologies, Inc.

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California and has two manufacturing locations (San Diego, California and Rossens, Switzerland). In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

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

•

Radiation-Hardened Microelectronic Products: Our radiation-hardened microelectronic products include high-performance, high-density power modules, memory modules and single board computers that incorporate our proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand environmental radiation effects and perform reliably in space.

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

Liquidity

As of December 31, 2010, the Company had approximately $39.8 million in cash and cash equivalents with an additional $8.0 million in restricted cash for a total of $47.8 million. The cash restriction was released in February 2011 when the remaining principal balance of the Company’s convertible debentures was converted into shares of the Company’s common stock.

In January 2011, the Company reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities law violations. Under the terms of the settlement with the SEC, the Company will pay a total of $6.35 million in profit disgorgement and prejudgment interest in two installments, with $3.175 million paid in the first quarter of 2011, and the remaining $3.175 million payable in the first quarter of 2012. Under the terms of the settlement with the DOJ, the Company will pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, and $2.25 million payable in each of the first quarters of 2012 and 2013.

Based on the Company’s assessment of its current and long-term obligations, management believes it will have adequate resources to fund operations, obligations as they become due, and capital equipment expenditures for at least the next twelve months.

Reclassifications

Certain prior period amounts in the consolidated statements of operations have been reclassified to conform to the current period presentation. These reclassifications do not impact the reported net loss and do not have a material impact on the presentation of the overall financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, including deferred income taxes, the incurrence of warranty obligations, stock- based compensation expense, impairment of goodwill and other intangible assets, estimation of the cost to complete certain projects, estimation of the probability that the performance criteria of restricted stock awards will be met and the fair value of warrants and embedded conversion options related to the convertible debentures.

Revenue Recognition

Revenue is derived primarily from the sale of manufactured products directly to customers. For certain long-term contracts, revenue is recognized at the time costs are incurred. Product revenue is recognized, according to the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Numbers 101, Revenue Recognition in Financial Statements, and 104, Revenue Recognition, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from a customer); (2) title passes to the customer at either shipment from the Company’s facilities or receipt at the customer facility, depending on shipping terms; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collectability is reasonably assured. If a volume discount is offered, revenue is recognized at the lowest price to the customer. This method has been consistently applied from period to period and there is no right of return.

Revenue generated from fixed price contracts is recognized on a percentage of completion basis measured by the percentage of cost incurred to date to the estimated costs for each contract, as required by the Construction-Type and Production-Type Contracts Subtopic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), and is limited by the funding of the prime contractor. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.

From time to time the Company has entered into multiple-element contractual arrangements with elements of software that are essential to the functionality of the delivered elements. Additionally, the Company has contracts where all the elements of the agreement need to be delivered and accepted by the customer prior to any revenue being recognized for the agreement. The Company recognizes revenue on the delivered elements when vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements exists in accordance with the Software Revenue Recognition Subtopic of the FASB ASC. In 2007, the Company entered into a contract whereby the Company delivered certain elements and VSOE of fair value of the undelivered elements did not exist at the time certain elements were delivered. During the year ended December 31, 2010, the Company recorded $3.0 million of revenue that had previously been deferred related to this contract.

Cash and Cash Equivalents

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, bank certificates of deposit, commercial paper and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents.

Restricted Cash

The Company’s convertible debenture agreement requires the Company to maintain a minimum cash balance of at least $8.0 million. This amount is classified as restricted cash at December 31, 2010 and 2009. In February 2011, the holder of the Company’s convertible debentures elected to convert the remaining principal balance of the convertible debentures into shares of the Company’s common stock. As a result of the conversion, the restricted cash balance of $8.0 million in the consolidated balance sheets is no longer restricted.

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are stated at gross invoiced amount less discounts, other allowances and an allowance for uncollectible accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance for doubtful accounts based on known troubled accounts, historical experience and other currently available evidence.

Inventories

Inventories are stated at the lower of cost (first-in first-out basis) or market. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Inventory when written down to market value establishes a new cost basis and its value is not subsequently increased based upon changes in underlying facts and circumstances. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess or obsolete inventories. Factors influencing these adjustments include inventories on-hand compared to historical and estimated future sales for existing and new products and assumptions about the likelihood of obsolescence. Unabsorbed and underabsorbed costs are treated as expense in the period incurred.

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method. Depreciation and amortization is provided over the estimated useful lives of the related assets (three to ten years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the lease. Leasehold improvements funded by the landlord are recorded as assets and deferred liabilities and are amortized over the lease term. As of December 31, 2010 and 2009, the Company had $745,000 and $466,000, respectively, of unamortized leasehold improvements funded by the landlord. The Company has a related amount of deferred rent of $871,000, which is included in accrued liabilities and other long-term liabilities, at December 31, 2010.

Goodwill

Goodwill, which represents the excess of the cost of an acquired business over the net fair value assigned to its assets and liabilities, is not amortized. Instead, goodwill is assessed for impairment under the Intangibles—Goodwill and Other Topic of the FASB ASC. The Company has established December 31 as the annual impairment test date and tests goodwill, using a fair value approach. No impairments of goodwill were reported during the years ended December 31, 2010, 2009 and 2008.

Long-Lived Assets and Intangible Assets

Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived or intangible asset exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives of ten to thirteen years. In 2010, the Company recorded an impairment of property and equipment of $880,000 to reduce the carrying value of equipment to its estimated fair value. This impairment charge related to the reclassification of assets that were previously classified as held-for-sale, to held-and-used, during the fourth quarter of 2010. No impairments of property and equipment or intangible assets were recorded during the years ended December 31, 2009 and 2008.

Warranty Obligation

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure.

Income Taxes

The Company accounts for income taxes in accordance with the Income Taxes Topic of the FASB ASC, which requires the use of the liability method of accounting for deferred income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their reported amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The guidance also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits.

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

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s accounts receivable. The Company’s accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs credit evaluations of its customers and generally requires no collateral. There were no sales to a single customer amounting to more than 10% of total revenue for the year ended December 31, 2010. One customer accounted for 10% and 15% of total revenue in 2009 and 2008, respectively, and comprised 8% and 15% of the accounts receivable balance at December 31, 2009 and 2008, respectively.

Research and Development Expense

Research and development expenditures are expensed in the period incurred.

Advertising Expense

Advertising costs are expensed in the period incurred. Advertising expense was $256,000, $52,000 and $70,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Shipping and Handling Expense

The Company recognizes shipping and handling costs as a component of cost of revenue. Total shipping and handling expense included in cost of revenue was $1.3 million, $878,000, and $1.3 million for the years ended 2010, 2009 and 2008, respectively.

Patent Defense Costs

The Company capitalizes patent defense costs as additional cost of the patents when a successful outcome in the patent defense case is probable. If the Company is ultimately unsuccessful the costs would be charged to expense. Legal expenses associated with a previous patent infringement lawsuit against NessCap were capitalized and are being amortized over the remaining life of the patents. In February 2009, the Company entered into a settlement agreement with NessCap, whereby Maxwell and NessCap agreed to drop all pending claims against each other and entered into a ten year, worldwide cross license of each company’s patents. As part of the settlement agreement, NessCap must pay $1 million to Maxwell in annual installments of $200,000 through 2013. In 2010, NessCap posted a letter of credit for all remaining settlement payments owed to the Company in accordance with the terms of the settlement. During the case, the Company had capitalized the patent defense costs as additional cost of the patents. The full settlement amount of $1 million has been netted against these capitalized patent defense costs, and the net amount is being amortized over the remaining lives of these patents. As of December 31, 2010, unamortized patent defense costs of $617,000 are classified as intangible assets in the consolidated balance sheet.

Foreign Currencies

The Company’s primary foreign currency exposure is related to its subsidiary in Switzerland, which has Euro and local currency (Swiss Franc) revenue and operating expenses, and local currency loans. Changes in these currency exchange rates impact the reported U.S. dollar amount of revenue, expenses and debt. The functional currency of the Swiss subsidiary is the Swiss Franc. Assets and liabilities of the Swiss subsidiary are translated at month-end exchange rates, and revenues, expenses, gains and losses are translated at rates of exchange that approximate the rate in effect at the time of the transaction. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in cost of revenue and selling, general and administrative expenses in the consolidated statements of operations.

Foreign Currency Derivative Instruments

As part of its risk management strategy, the Company uses forward contracts to hedge certain foreign currency exposures. Maxwell’s objective is to offset gains or losses resulting from these exposures with opposing gains or losses on the forward contracts, thereby reducing volatility of earnings created by these foreign currency exposures. In accordance with the Derivatives and Hedging Topic of the FASB ASC, the fair values of the forward contracts are estimated based on quoted market prices and all forward contracts are recorded in “prepaid expenses and other current assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets at fair value. Any gains or losses recognized on these contracts are recorded in “cost of revenue” and “selling, general and administrative” expense in the consolidated statements of operations.

Other Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in equity during a period from non-owner sources, and includes net loss, foreign currency translation adjustments, pension adjustments and unrealized gains and losses on investments in marketable securities, net of their related tax effect. Accumulated other comprehensive income consists of the following (in thousands):

	December 31,
	2010	2009
Unrealized gain on foreign currency translation	$15,208	$9,679
Pension adjustment, net of taxes	(4,449)	(1,079)
Unrealized loss on investments	—	(2)

	$10,759	$8,598

Net Loss Per Share

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated using the weighted average number of common shares outstanding, plus any dilutive potential common shares related to outstanding stock options, restricted stock awards, restricted stock unit awards and warrants to purchase common shares, assuming their exercise using the treasury stock method as prescribed by the Earnings Per Share Topic of the FASB ASC. Diluted weighted-average shares outstanding also include shares issuable upon potential conversion of the Company’s convertible debentures. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008
Numerator
Net loss	$(6,056)	$(22,912)	$(14,808)

Denominator
Basic and Diluted:
Weighted average shares outstanding	26,234	24,457	20,819

Basic and diluted net loss per share	$(0.23)	$(0.94)	$(0.71)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive (in thousands):

Common Stock	2010	2009	2008
Outstanding options to purchase common stock	1,515	1,625	2,104
Restricted stock awards outstanding	96	253	380
Shares issuable on conversion of convertible debentures	514	514	797
Warrants to purchase common stock	—	462	431
Restricted stock unit awards	14	16	—

Stock-Based Compensation

The Company’s primary types of stock-based compensation awards include stock options, restricted stock awards, restricted stock units, and an employee stock purchase plan. The Company records compensation expense for stock-based awards in accordance with the criteria set forth in the Stock Compensation Subtopic of the FASB ASC. Under the guidance, the fair value of each stock option is estimated on the date of grant using an option pricing model that meets certain requirements. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. The determination of the fair value of stock options utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The fair value of restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the date of grant.

Share-based compensation expense recognized in the consolidated statement of operations is based on stock options and restricted stock ultimately expected to vest. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods with a cumulative catch up adjustment if actual forfeitures differ from those estimates.

Pending Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, to improve the disclosures about fair value measurements. This standard requires the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), the Company will be required to present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). This update provides clarification as to the level of disaggregation in determining the appropriate classes of assets and liabilities. This update clarifies disclosures about inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures were effective for interim and reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for years beginning after December 15, 2010, and for interim periods within the fiscal year of adoption. As this update is only disclosure-related, it is not expected to have a significant impact on the financial position and results of operations.

In September 2009, the FASB reached a consensus on ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This new pronouncement will allow the Company to recognize revenue on multiple-deliverable arrangements earlier than in previous years. Although the Company is unable to estimate what those amounts will be in the future, the amount recognized for multiple-deliverable revenue arrangements was $3.0 million, $0 and $896,000 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, there was $0 and $2.1 million, respectively of deferred revenue related to multiple-deliverable revenue arrangements.

Business Enterprise Information

The Company operates as one operating segment, High Reliability, according to the Disclosures about Segments of an Enterprise and Related Information Topic of the FASB ASC, which establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements. The Company’s chief operating decision maker does not regularly review discrete financial information below the consolidated level.

Revenues by product line and geographic area are presented below (in thousands):

	Year ending December 31,
	2010	2009	2008
Revenues by product line:
Ultracapacitors	$68,501	$43,790	$28,747
Radiation-Hardened Microelectronic Products	17,673	17,738	15,610
High-Voltage Capacitors	35,708	39,787	36,082

Total	$121,882	$101,315	$80,439

	Year ending December 31,
	2010	2009	2008
Revenues from external customers located in:
China	$30,835	$16,905	$12,123
Germany	27,579	24,800	20,463
United States	22,248	25,534	23,184
All other countries (1)	41,220	34,076	24,669

Total	$121,882	$101,315	$80,439

(1)	Revenue from external customers located in countries included in “All other countries” do not individually compromise more than 10% of total revenues for any of the years presented.

Long-lived assets by geographic location are as follows (in thousands):

	Year ending December 31,
	2010	2009	2008
Long-lived assets:
United States	$10,865	$7.131	$6,949
Switzerland	5,259	7,824	9,285
China	4,786	2,859	1,921

Total	$20,910	$17,814	$18,155

Note 2—Balance Sheet Details (in thousands):

	Year ending December 31,
	2010	2009
Inventory:
Raw material and purchased parts	$11,238	$10,190
Work-in-process	3,732	3,685
Finished goods	7,013	6,555
Inventory reserves	(2,693)	(2,642)

	$19,290	$17,788

Property and equipment:
Machinery, furniture and office equipment	$48,846	$40,475
Computer hardware and software	8,232	6,506
Leasehold improvements	5,852	4,363
Construction in progress	326	1,085

	63,256	52,429
Less accumulated depreciation and amortization	(43,127)	(35,349)

	$20,129	$17,080

Accounts payable and accrued liabilities:
Accounts payable	$14,949	$7,955
FCPA settlement	6,675	9,300
Other accrued liabilities	6,068	4,029
Customer deposits	423	2,388

	$28,115	$23,672

Other long-term liabilities:
FCPA settlement	$7,675	$—
Other long-term liabilities	812	787

	$8,487	$787

Accrued warranty:
Beginning balance	$588	$905
New product warranties	499	511
Settlement of warranties	(671)	(795)
Other changes/adjustments to warranties	33	(33)

Ending balance	$449	$588

Note 3—Goodwill and Intangibles

The Company reviews goodwill for impairment annually according to the Intangibles—Goodwill and Other Topic of the FASB ASC. The goodwill impairment test is a two-step process. The first step consists of estimating the fair value and comparing the estimated fair value with the carrying value of the reporting unit. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated total fair value, which was calculated in step one. An impairment charge would represent the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The guidance requires goodwill to be tested annually at the same time every year or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected December 31 as its annual testing date. As a result of the Company’s annual assessments as of December 31, 2010, 2009, and 2008, no impairment was indicated.

The change in the carrying amount of goodwill during 2009 and 2010 was as follows (in thousands):

Balance at December 31, 2008	$22,408
Foreign currency translation adjustments	391

Balance at December 31, 2009	22,799
Foreign currency translation adjustments	2,157

Balance at December 31, 2010	$24,956

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value.

The composition of intangible assets subject to amortization at December 31, 2010 and 2009 was as follows (in thousands):

	Useful Life	Gross Carrying Value	Accumulated Amortization	Cumulative Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2010:
Patents	13 years	$2,476	$(1,496)	$—	$980
Developed core technology	10 years	1,100	(1,160)	312	252
Patent license agreement	5 years	741	(341)	19	419

		$4,317	$(2,997)	$331	$1,651

As of December 31, 2009:
Patents	13 years	$3,276	$(1,263)	$—	$2,013
Developed core technology	10 years	1,100	(1,002)	288	386
Patent license agreement	5 years	741	(194)	(24)	523

		$5,117	$(2,459)	$264	$2,922

Amortization expense for intangible assets was $535,000, $643,000 and $571,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated amortization for each of the next five years ended December 31 is as follows (in thousands):

Fiscal Years
2011	$505
2012	444
2013	332
2014	204
2015	166

$1,651

Actual amortization expense to be reported in future periods could differ from these estimates as a result of intangible asset acquisitions, foreign currency translation adjustments, impairments and other factors.

Note 4—Convertible Debentures

On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures (the “Debentures”) due and payable in quarterly installments of $2.8 million which commenced December 2008. However, the holder, at its election, could defer each quarterly payment one time, for a 24 month period. As the holder had elected to defer some quarterly installments, the outstanding principal of the Debentures at December 31, 2010 was $8.3 million; this amount was converted into shares of the Company’s common stock in February 2011.

As of December 31, 2010 and 2009, the interest rate on the Debentures was 1.375%, and the accrued interest was $29,000 and $34,000, respectively.

At the issuance date, the Debentures were convertible by the holder at any time into 1,315,789 common shares. The Company also issued 394,737 warrants in connection with the issuance of the Debentures; these warrants had an expiration date of December 20, 2010 and an exercise price of $19.00 at the issuance date. The exercise price, number of convertible shares and warrants were subject to adjustment upon certain events, such as the sale of equity securities by the Company. Since the issuance date, the Company has sold 6.1 million shares through various offerings at a price below $19.00 which had adjusted the conversion and warrant price to $16.22. The change in warrant price had increased the number of warrants to 462,461. As of December 31, 2010, the Debentures were convertible into 513,845 shares. In February 2011, the holder of the Debentures converted the remaining $8.3 million principal balance into 514,086 shares of the Company’s common stock at a conversion price of $16.21 per share.

In December 2010, the holders of the warrants exercised their right to purchase 462,461 shares of common stock, resulting in cash proceeds of $7.5 million to the Company. On the exercise date, the common stock had a fair value of $8.6 million, which was based on the closing market price. The exercise of the warrants resulted in the settlement of the stock warrants liability.

In the fourth quarter of 2009, the holder of the Debentures converted $2.8 million of principal into 171,000 shares of common stock. On the conversion dates, the common stock had a fair value of $3.2 million, which was based on the closing market price. This conversion resulted in a loss of $436,000 which is recorded as a “gain (loss) on embedded derivative and warrants” in the consolidated statement of operations. The principal and interest paid with cash, or paid with or converted into shares of common stock, and the proceeds from warrant exercises, are as follows (in thousands):

	Year Ended December 31, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Value	Shares	Value	Shares	Value	Shares
Exercise of warrants	$7,500	462	$—	—	$—	—

Conversion of principal into shares of common stock	$—	—	$2,778	171	$9,723	1,107
Principal paid with cash	—	—	2,778	—	1,388	—

Total debenture principal payments	$—	—	$5,556	171	$11,111	1,107

Interest paid with shares of common stock	$—	—	$92	19	$597	54
Interest paid with cash	115	—	122	—	356	—

Total debenture interest payments	$115	—	$214	19	$953	54

Until the conversion of the remaining principal balance of the Debentures in February 2011, the principal balance was convertible by the holder at any time into common shares. In addition, after eighteen months from the issue date, the Company could have required that a specified amount of the principal of the Debentures be converted if certain conditions were satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion the Company applied a Z factor, which is a theoretical measurement of the probability of this occurrence. The Z factor used as of December 31, 2010 and 2009 was 21.5% and 35.2%, respectively, for forced conversion of 50% of the conversion option at 135% of the exercise price and 4.7% and 22.4%, respectively, for forced conversion of the remaining conversion option at 175% of the exercise price. The warrants issued in connection with the Debentures were exercisable at any time through December 20, 2010. All the warrants had been exercised as of December 31, 2010.

Maxwell has accounted for the conversion options in the Debentures and the associated warrants as derivative liabilities in accordance the Derivatives and Hedging Topic of the FASB ASC. The remaining unamortized discount attributable to the issuance date aggregate fair value of the conversion options and warrants was $47,000 and $118,000 as of December 31, 2010 and 2009, respectively, and is being amortized using the effective interest method over the term of the Debentures.

The change in fair value on revaluation of the Debentures conversion rights and warrant liabilities represents the difference between the fair value at the end of the year or exercise date and the fair value at the beginning of the year using the value calculated by the Black-Scholes pricing model. The fair value of the warrants at December 31, 2009 was $2.5 million and is included in “stock warrants” on the consolidated balance sheet. The net fair value of the holder’s and Maxwell’s conversion rights at December 31, 2010 and 2009 was a liability of $2.1 million and $3.0 million, respectively. As of December 31, 2010, the convertible debenture balance, along with the fair value of the conversion features, is classified within long-term liabilities as a component of “long-term debt, excluding current portion” in the consolidated balance sheet. The effect of the fair market value adjustment was a $2.3 million gain and a $4.8 million loss for the year ended December 31, 2010 and 2009, respectively, which is recorded as “gain (loss) on embedded derivative and warrants” in the consolidated statements of operations.

The fair values of the warrants and embedded conversion options were estimated on the balance sheet dates using the Black-Scholes valuation model with the following assumptions:

	Convertible Shares as of December 31,		Warrants as of December 31,
	2010	2009	2010	2009
Black-Scholes Assumptions:
Conversion / Exercise Price	$16.22	$16.22	—	$16.22
Market Price	$18.89	$17.84	—	$17.84
Expected dividends	—	—	—	—
Expected volatility	52.6%	86.9%	—	67.7%
Average risk-free interest rate	0.25%	0.98%	—	0.47%
Expected term/life (in years)	0.7	1.7	—	1.0

As long as the Debentures were outstanding, the Company was required to maintain a minimum cash balance of $8.0 million. This amount is classified as restricted cash at December 31, 2010 and 2009.

Note 5—Fair Value Measurement

The convertible debentures issued on December 20, 2005 were evaluated and determined not to be conventional convertible debentures and, therefore, because of certain terms and provisions, including liquidating damages under the associated registration rights agreement, the embedded conversion features were bifurcated and have been accounted for as derivative liability instruments. The stock warrants issued on December 20, 2005, in conjunction with the convertible debt, were also evaluated and determined to be a derivative instrument and, therefore, were classified as a liability on the balance sheet until exercised in December 2010. The accounting guidance also requires that the conversion features and warrants be recorded at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The fair values of the embedded conversion options and stock warrants are based on a Black-Scholes fair value calculation. The discount value determined on the issue date of December 20, 2005 is being amortized over the term of the debt. The carrying value and fair value of the convertible debentures was approximately $8.3 million and $8.0 million, respectively, as of December 31, 2010. The fair value of the convertible debentures was based on discounted cash flows of principal and interest payments using an interest rate of 5.88%.

The carrying value of restricted cash and short-term and long-term borrowings (other than the convertible debentures) approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.

The Company records certain liabilities at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of December 31, 2010, the financial instruments to which this topic applied were financial liabilities for the conversion features of the convertible debentures, stock warrants and foreign currency forward contracts.

The foreign currency derivative instruments are valued using quoted market prices. As of December 31, 2010, the fair value of foreign currency derivative instruments was nominal.

Liabilities held by the Company and measured at fair value on a recurring basis are summarized as follows (in thousands):

	Fair Value Measurements as of December 31, 2010
Description	Total	Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Conversion features of convertible debentures	$2,093	$—	$—	$2,093

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

Description	Convertible[1] Debenture	Warrants[1]
Beginning liability balance, December 31, 2008	$357	$318
Total unrealized loss included in net loss	2,667	2,147

Ending liability balance, December 31, 2009	3,024	2,465
Total unrealized gain included in net loss	(931)	(1,410)
Liability settled on exercise of warrants	—	(1,055)

Ending liability balance, December 31, 2010	$2,093	$—

[1]	Refer to Note 4—Convertible Debentures for the valuation model and unobservable data used to calculate fair value of the conversion features of the convertible debentures and warrants.

Note 6—Short-Term and Long-Term Borrowings

Short-term borrowings

Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.2 million as of December 31, 2010) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 1.95%. Borrowings under the short-term loan agreement are unsecured and as of December 31, 2010 and 2009, the full amount of the loan was drawn.

Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of December 31, 2010) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of December 31, 2010 and 2009, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.

Maxwell SA entered into a lending agreement for the acquisition of manufacturing equipment in an amount up to 1.5 million Swiss Francs (approximately $1.6 million as of December 31, 2010). After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 2.22%. As of December 31, 2010 and 2009, the balance of the obligation was $210,000 and $543,000, respectively, with final payment due in 2011.

Long-term borrowings

Maxwell SA has a 2.0 million Swiss Franc-denominated (approximately $2.1 million as of December 31, 2010) credit agreement with a Swiss bank, which renews every two years and bears interest at 2.5%. Borrowings under the credit agreement are unsecured and as of December 31, 2010 and 2009, the full amount available under the credit line was drawn.

The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 4.9% to 7.0%. At December 31, 2010 and 2009, $177,000 and $84,000, respectively, was outstanding under these agreements.

The following table summarizes debt outstanding (in thousands):

	December 31, 2010	December 31, 2009
Maxwell SA credit agreement	$2,141	$1,932
Maxwell SA overdraft agreement	—	966
Maxwell SA short-term loan	3,211	1,932
Maxwell SA auto leases	177	84
Maxwell SA lending agreement	210	543
Convertible debentures (including unamortized discount and net fair value of conversion options)	10,380	11,240

Total debt	16,119	16,697
Less current portion	3,511	5,245

Long-term debt, excluding current portion	$12,608	$11,452

Contractually scheduled payments due on borrowings subsequent to December 31, 2010 are as follows (in thousands):

2011	$3,511
2012	2,228
Convertible debentures	8,333

Total payments	14,072
Unamortized discount attributed to conversion options and warrants	(47)
Net fair value of conversion options on convertible debentures	2,094

Total debt	$16,119

In February 2011, the remaining principal balance of the convertible debentures of $8.3 million was converted into shares of the Company’s common stock and, accordingly, the balance has been classified as long-term as of December 31, 2010.

Note 7—Foreign Currency Derivative Instruments

Maxwell uses forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in one month. These contracts are considered economic hedges and are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instruments is recognized currently in the consolidated statement of operations.

Net gains (losses) on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of revenue	$213	$(241)	$—
Selling, general and administrative	1,625	(482)	—

Total	$1,838	$(723)	$—

As of December 31, 2010, the total notional amount of foreign currency forward contracts not designated as hedges was $43.3 million. The fair value of these derivatives was nominal at December 31, 2010, because the contracts were entered into in close proximity to year end with spot rates approximating current exchange rates. For additional information, refer to Note 5—Fair Value Measurement.

The net gains and losses on foreign currency derivative contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of revenue	$717	$210	$—
Selling, general and administrative	(1,471)	481	—

Total	$(754)	$691	$—

Note 8—Stock Activity and Stock Plans

Stock Sale and Equity Distribution Agreement

In November 2006, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. On August 8, 2008, the Company entered into an Equity Distribution Agreement (“EDA”) with UBS Securities, LLC (“UBS”). The EDA provided that the Company could sell up to an aggregate of $15 million of the Company’s common stock from time to time through UBS. In exchange for its services as sales agent, the Company paid UBS a commission equal to 3.5% of the gross sales price of the shares sold. In April 2009, the Company suspended the EDA program. As of January 2010, the shelf registration statement is no longer effective.

In May 2009, the Company issued two million shares of common stock, par value $0.10 per share, through a public offering underwritten by Roth Capital Partners (“Roth”), with an over-allotment option to purchase an additional 300,000 shares. In exchange for its services as underwriter, the Company paid Roth a commission of 7% of the gross sales price of the shares sold.

During the year ended December 31, 2009, the Company raised $26.6 million through the shelf registration statement, the EDA, and its equity incentive plans. This $26.6 million consists of $18.6 million in cash from the sale of 2.3 million shares, net of offering costs; $2.4 million from the sale of 473,000 shares under the EDA, net of offering costs; $4.9 million from the exercise of stock options and $671,000 under the Company’s employee stock purchase plan.

Equity Incentive Plans

The Company has two active share-based compensation plans as of December 31, 2010: the 2004 Employee Stock Purchase Plan (“ESPP”) and the 2005 Omnibus Equity Incentive Plan, under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units are granted to employees and non-employee directors. Generally, stock options, restricted stock awards and restricted stock unit awards vest over periods of one to four years and have a maximum contractual period of ten years. The 2005 Omnibus Equity Incentive Plan provides for accelerated vesting if there is a change of control. Stock options are granted at a price equal to the market price of the Company’s stock on the date of grant.

Stock-based compensation expense recorded in the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 was $2.6 million, $2.7 million and $2.7 million, respectively. For the year ended December 31, 2010, the tax benefit associated with the exercise of non-qualified stock options, restricted stock grants, disqualifying dispositions of both incentive stock options and stock issued under the Company’s ESPP, was approximately $7.5 million. No tax benefit was recognized in 2010, 2009 or 2008, because excess tax benefits were not realized by the Company.

Stock Options

The Company’s 2005 Omnibus Equity Incentive Plan (the “Incentive Plan”), as amended, provides for an equity incentive pool of 2,750,000 shares. Shares reserved for issuance are replenished by forfeited shares. Additionally, equity awards forfeited under the Company’s 1995 stock option plan are added to the total available for issuance under the Incentive Plan.

The fair value of stock options is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Expected dividends	—	—	—
Weighted average expected volatility range	69.5%	68.9%	52.2% - 60.5%
Weighted average risk-free interest rate range	2.4%	2.0%	2.6% - 3.1%
Weighted average expected term/life (in years)	4.8	4.6	4.7

The dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s stock measured over a period commensurate with the expected option term. The Company does not consider implied volatility due to the low volume of publicly traded stock options. The risk-free interest rate is derived from the zero coupon rate on U.S. Treasury instruments with terms comparable to the option’s expected term. The expected term is based on the Company’s historical experience from previous stock option grants.

Stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods with a cumulative catch up adjustment if actual forfeitures differ from those estimates.

The following table summarizes total aggregate stock option activity for the period December 31, 2009 through December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2009	1,624,692	$9.97
Granted	250,650	16.00
Exercised	(318,522)	8.85
Cancelled	(42,060)	11.74
Balance at December 31, 2010	1,514,760	$11.16	6.12	$11,720,171

Vested or expected to vest at December 31, 2010	1,414,990	$10.97	5.92	$11,204,879

Exercisable at December 31, 2010	928,380	$10.44	4.64	$7,846,448

The number of shares exercisable at December 31, 2010, 2009 and 2008 was 928,380, 998,097 and 1,639,300, respectively, with weighted average exercise prices of $10.44, $9.87 and $9.20, respectively.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008 was $9.27, $5.17 and $3.88 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.3 million, $2.6 million and $279,000, respectively.

As of December 31, 2010, there was $3.2 million, or $2.1 million adjusted for estimated forfeitures, of total unrecognized compensation cost related to nonvested stock options granted under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.4 years. Cash proceeds from option exercises for the year ended December 31, 2010 was $2.8 million.

Restricted Stock Awards

Beginning in 2005, the Company awarded directors of its board and certain senior management members restricted stock awards under the Incentive Plan. Vesting of restricted stock awards is contingent upon a period of service, or meeting various performance conditions. The restricted stock awards have a contractual life of ten years.

The fair value of each restricted stock award is determined on the date of grant based on the closing stock price. Performance conditions have estimated achievement dates over which compensation expense is recognized. The requisite service period is the greater of the estimated achievement date or the minimum 12-month vesting period. This requisite service period is determined based on an analysis of the terms and conditions of each grant. The Company uses the requisite service period that is most likely to occur, including the likelihood that the restricted stock award will not be earned. The initial requisite service period may be adjusted for changes in the expected outcomes of the related performance conditions, with such changes recognized as a true-up adjustment in the consolidated statement of operations.

Based on the Company’s historical experience of pre-vesting award cancellations, management has estimated that no forfeitures will occur for restricted stock awards. If actual forfeitures differ from this estimate, a true-up adjustment will be recorded to reflect expense only for those awards that ultimately vest.

The following table summarizes restricted stock award activity (in thousands, except for per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	253	$11.05
Granted	57	15.71
Vested/Released	(170)	12.94
Forfeited	(44)	12.33

Nonvested at December 31, 2010	96	$13.76

The total grant date fair value of service-based restricted stock awards granted during the year ended December 31, 2010 was $503,000. No performance-based restricted stock awards were granted during 2010.

The weighted average grant date fair value of shares granted during the years ended December 31, 2010, 2009 and 2008 was $15.71, $10.91 and $10.51, respectively. Share awards released during the years ended December 31, 2010 and 2009 were 170,000 and 202,000, respectively. Share awards vested in 2010, 2009 and 2008 had a vest date fair value of $434,000, $502,000 and $768,000, respectively, for service-based awards, and $2.2 million, $2.0 million and $295,000, respectively, for performance-based awards. As of December 31, 2010, there was $518,000 of unrecognized compensation cost related to nonvested restricted stock awards granted under the Incentive Plan that are expected to vest. The cost is expected to be recognized over a weighted average period of 0.6 year.

Employee Stock Purchase Plan

In 2004, the Company established the 2004 Employee Stock Purchase Plan (“ESPP”). The aggregate number of shares of common stock which may be purchased under the ESPP shall not exceed five hundred thousand (500,000) shares of common stock of the Company. As of December 31, 2010, the Company has issued a total of 249,668 shares of common stock from the current ESPP. For the years ended December 31, 2010 and 2009, the Company issued 44,664 and 100,535 shares, respectively, under the ESPP.

The ESPP permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the “look back” option of the ESPP shares issued during the offering period is estimated using the Black-Scholes valuation model for a call and a put option. The share price used for the model is a 15% discount on the stock price on the first day of the offering period; the number of shares to be purchased is calculated based on employee contributions, and by using the following assumptions:

	Six Month Period Ended December 31, 2010	Six Month Period Ended June 30, 2010	Six Month Period Ended December 31, 2009	Six Month Period Ended June 30, 2009
Expected dividends	$—	$—	$—	$—
Stock price on valuation date	11.40	17.84	13.83	5.07
Expected volatility	55%	53%	88%	121%
Average risk-free interest rate	0.22%	0.20%	0.35%	0.27%
Expected life (in years)	.5	.5	.5	.5
Fair value per share	$4.39	$5.35	$4.94	$2.43

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
ESPP compensation expense recognized	$191,000	$238,000	$172,000
Intrinsic value at respective purchase date	$251,000	$681,000	$154,000

Restricted Stock Units

As of January 1, 2009, the non-employee directors of the Company were no longer paid a quarterly retainer in cash. Instead, the Company granted restricted stock unit (“RSU”) awards under the 2005 Omnibus Equity Incentive Plan.

On the last trading day of each calendar quarter, each non-employee director who had been a director for the full quarter automatically received an RSU award for a number of shares determined by dividing $6,250 by the closing price of the Company’s common stock on the last trading day of the calendar quarter. These quarterly RSU awards fully vested on the date of grant. Each RSU award granted pursuant to this retainer program will be settled and shares issued thereunder on the earliest to occur of (i) February 15 of the calendar year following the calendar year in which granted, (ii) 60 days after the director’s service terminates or (iii) the occurrence of a change of control.

The Company determines the fair value at grant date and expenses that amount immediately since the RSUs are vested upon the date of grant. The fair value is based on the closing market price of the Company’s stock on the date of grant. The following table summarizes the amount of compensation expense recognized for the years ended December 31, 2010 and 2009 (in thousands, except share data):

	Year Ended December 31, 2010	Year Ended December 31, 2009
Service-based restricted stock unit awards granted	13,715	16,320

Total compensation expense recognized for restricted stock unit awards	$188	$200

Stock-based Compensation Expense

Compensation cost for restricted stock, restricted stock units, employee stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cost of revenue	$304	$342	$352
Selling, general and administrative	2,096	1,921	2,000
Research and development	227	437	365

Total stock-based compensation expense	$2,627	$2,700	$2,717

Share Reservations

The following table summarizes the reservation of shares for issuance upon exercise, vesting or release of share-based compensation awards as of December 31, 2010:

2005 Omnibus Equity Incentive Plan	2,290,849
2004 Employee Stock Purchase Plan	250,332
1999 Director Stock Option Plan	12,000
1995 Stock Option Plan	391,540

Total	2,944,721

Note 9—Income Taxes

For financial reporting purposes, net loss before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States	$(12,903)	$(40,013)	$(14,375)
Foreign	8,478	19,641	(659)

Total	$(4,425)	$(20,372)	$(15,034)

The provision (benefit) for income taxes based on loss from continuing operations is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Federal:
Current	$13	$—	$—
Deferred	(4,183)	(8,452)	1,778

	(4,170)	(8,452)	1,778
State:
Current	5	5	4
Deferred	60	(1,457)	1,336

	65	(1,452)	1,340
Foreign:
Current	1,006	1,454	169
Deferred	607	625	62

	1,613	2,079	231

Valuation allowance	4,123	10,365	(3,575)

	$1,631	$2,540	$(226)

The provision (benefit) for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to loss from continuing operations before income taxes. The primary components of such difference are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Taxes at federal statutory rate	$(1,504)	$(6,891)	$(5,107)
State taxes, net of federal benefit	(284)	(677)	(915)
Effect of tax rate differential for foreign subsidiary	(1,356)	(1,801)	7
Deferred tax profit	—	—	(456)
Valuation allowance, including tax benefits of stock activity	4,123	10,365	1,169
Nondeductible interest	(313)	852	1,095
Foreign tax credit	(183)	—	—
Stock compensation	155	306	279
FCPA settlement	1,156	408	—
Return to provision adjustments	(1,512)	(40)	4,158
Subpart F income inclusion	948	—	—
Other	401	18	(456)

Tax provision (benefit)	$1,631	$2,540	$(226)

The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2010. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly, and recorded as a tax benefit with the exception of $15.5 million which will result in additional paid in capital as discussed below. The Company has recorded a valuation allowance of $65.6 million as of December 31, 2010 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $4.1 million for the year ended December 31, 2010.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

At December 31, 2010, the Company has federal and state net operating loss carryforwards of approximately $158.7 million and $106.8 million, respectively. The federal tax loss carryforwards will begin to expire in 2020 and the state tax loss carryforwards will begin to expire in 2012. The excess tax benefits associated with the exercise of non-qualified stock options, restricted stock grants, and disqualifying dispositions of both incentive stock option stock and stock acquired from the Company’s Employee Stock Purchase Plan, for 2010 and 2009 in the amount of $2.8 million and $2.7 million, respectively, did not reduce current income taxes payable and, accordingly, are not included in the deferred tax asset relating to net operating loss (“NOL”) carryforwards, but are included with the federal and state NOL carryforwards disclosed in this footnote. The tax benefits associated with stock option deductions from 1998 to 2005 in the amount of $15.5 million were not recorded in additional paid-in capital because their realization was not more likely than not to occur and, consequently, a valuation allowance was recorded against the entire benefit. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2010 of $4.9 million and $4.3 million, respectively. The federal credits will begin to expire in 2011 unless utilized and the state credits have an indefinite life.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the U.S. taxes that may be payable on distribution to the U.S. because it is not anticipated such earnings will be remitted to the U.S. If remitted, the additional U.S. taxes paid would not be material.

Items that give rise to significant portions of the deferred tax accounts are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Tax loss carryforwards	$57,354	$50,944
Debt conversion rights	784	1,204
Research and development and other tax credit carryforwards	202	19
Uniform capitalization, contract and inventory related reserves	952	1,182
Accrued vacation	630	461
Allowance for doubtful accounts	—	88
Stock-based compensation	537	884
Tax basis depreciation less book depreciation	979	976
Intangible assets	1,272	229
Deferred revenue	—	766
Expenses capitalized for tax	—	909
FCPA settlement	2,379	3,224
Other	656	870

	65,745	61,756
Deferred tax liabilities:
Inventory deduction	(270)	(770)
Intangible assets	—	(71)
Pension assets	(1,166)	(1,097)
Allowance for doubtful accounts	(1,109)	—
Other	(167)	(371)

	(2,712)	(2,309)

Net deferred tax assets before valuation allowance	63,033	59,447
Valuation allowance	(65,572)	(61,450)

Net deferred tax liabilities	$(2,539)	$(2,003)

The Company adopted the provisions of the Accounting for Uncertainty in Income Taxes Topic of the FASB ASC on January 1, 2007. Of the total unrecognized benefits at December 31, 2010, approximately $8.9 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $8.9 million. To the extent unrecognized tax benefits are recognized at a time when a valuation allowance does not exist, the recognition of the tax benefit would reduce the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2010 will significantly increase or decrease within 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$7,943
Increase in prior period positions	465
Increase in current period positions	964

Balance at December 31, 2010	$9,372

The Company recognizes interest and penalties as a component of income tax expense. Interest and penalties for the year ended December 31, 2010 was $14,000 and for the years ended December 31, 2009 and 2008 was zero.

The Company’s U.S. federal income tax returns for tax years subsequent to 2007 are subject to examination by the Internal Revenue Service and its state income tax returns subsequent to 2006 are subject to examination by state tax authorities. The Company’s foreign tax returns subsequent to 2001 are subject to examination by the foreign tax authorities.

Net operating losses from years from which the statute of limitations have expired (2005 and prior for federal and 2004 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

Note 10—Leases

Rental expense amounted to $2.5 million, $2.1 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, and was incurred primarily for facility leases. Future annual minimum rental commitments as of December 31, 2010 are as follows (in thousands):

Fiscal Years
2011	$3,113
2012	3,041
2013	3,098
2014	3,209
2015	2,629
Thereafter	5,894

$20,984

Note 11—Pension and Other Postretirement Benefit Plans

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

The Company’s plan is regulated by the Swiss Government and is funded by the employees and the Company. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, participating employees are required to contribute to the pension plan. The Company made pension contributions of $635,000, $589,000 and $577,000 in 2010, 2009 and 2008, respectively, and 45% of the contributions to the plan are made by the employees. This plan has a measurement date of December 31. The Company does not have any rights to the assets of the plan.

The reported pension asset decreased from $7.7 million to $5.3 million during the year ended December 31, 2010. The asset decrease is a combination of an actuarial loss due to participant experience, a loss due to assumption changes and an actual loss on return on assets.

For the year ended December 31, 2009, the total lump sum benefits paid out of the plan were greater than the employer service costs plus interest cost and so a settlement recognition was required. Because there was no related restructuring program and additionally the plan population actually increased during the year, there was a related curtailment.

The accumulated benefit obligation was approximately $24.0 million and $18.7 million as of December 31, 2010 and 2009, respectively.

The following table reflects changes in the pension benefit obligation and plan assets, and the amounts recognized in the consolidated balance sheets for the years ended and as of December 31, 2010 and 2009 (in thousands):

	Pension Benefits
	Year ended December 31,
	2010	2009
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$19,542	$24,096
Service cost	629	690
Interest cost	614	629
Plan participant contributions	519	482
Benefits paid	(444)	(373)
Actuarial loss (gain)	2,068	(4,473)
Administrative expenses paid	(77)	(71)
Settlement	—	(1,696)
Effect of foreign currency translation	2,489	258

Projected benefit obligation at end of year	25,340	19,542

Changes in plan assets:
Fair value of plan assets at beginning of year	27,195	26,688
Actual (loss) return on plan assets	(162)	1,045
Company contributions	635	589
Plan participant contributions	519	482
Benefits paid	(444)	(373)
Administrative expenses paid	(77)	(71)
Settlements	—	(1,696)
Effect of foreign currency translation	2,996	531

Fair value of plan assets at end of year	30,662	27,195

Funded status at end of year	$5,321	$7,653

Amounts recognized in the consolidated balance sheets consist of:

	As of December 31,
	2010	2009
Net long-term pension asset	$5,321	$7,653

Accumulated other comprehensive loss consists of the following:
Net transition obligation	$—	$—
Net prior service cost	279	343
Net loss	5,419	1,734

Accumulated other comprehensive loss before taxes	$5,698	$2,077

The components of net periodic pension cost (income) and other amounts recognized in other comprehensive loss before income taxes are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Components of net periodic pension cost (income):
Service cost	$629	$690	$477
Interest cost	614	629	678
Expected return on plan assets	(1,491)	(1,298)	(1,430)
Prior service cost amortization	39	38	38
Net (gain) loss amortization	—	365	—
Settlement cost	—	150	—

Net periodic pension cost (income)	$(209)	$574	$(237)

Other amounts recognized in other comprehensive loss before income taxes are as follows:
Prior service cost amortization	$(39)	$(38)	$(38)
Loss (gain) on value of plan assets	1,592	(402)	3,693
Actuarial loss (gain) on benefit obligation	2,068	(4,473)	3,286

Total recognized in other comprehensive loss	$3,621	$(4,913)	$6,941

Total recognized in net periodic pension cost (income) and other comprehensive loss	$3,412	$(4,339)	$6,704

Assumptions used to determine the benefit obligation and net periodic benefit cost are as follows:

	Pension Benefits
	Year ended December 31,
	2010		2009
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.75%		3.25%
Rate of compensation increase	2.50%		2.50%
Measurement date	12/31/2010		12/31/2009
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.75%		3.25%
Expected long-term return on plan assets	5.00%		5.50%
Rate of compensation increase	2.50%		2.50%
Percentage of the fair value of total plan assets held in each major category of plan assets:
Equity securities	34	% [2]	25%
Debt securities	21%		24%
Real estate	37%		37%
Other	8%		14	% [1]

Total	100%		100%

[1]

The plan assets held as of December 31, 2009 included a large portion of cash and short-term investments from recent sales of certain real estate property that was not reinvested as of December 31, 2009.

[2]	The increase as a percentage invested in equity securities in 2010 occurred from the investment of the year end cash position held in 2009.

The pension plan’s overall strategy and investment policy is managed by the board of the plan. The overall long-term rate is based on the target asset allocation of 10% Swiss bonds, 15% non-Swiss bonds (10% unhedged and 5% hedged), 8% Swiss equities, 14% global equities, 45% real estate, 3% alternative investments and 5% cash and other short-term investments.

The 2011 expected future long-term rate of return is estimated to be 5.0%, which is based on historical asset rate of returns for each asset allocation classification at a 1.9% rate for Swiss bonds, 2.9% for unhedged foreign bonds, 1.3% for hedged foreign bonds, 5.6% for real property, 7.6% for Swiss equities, 8.4% for global equities, 5.6% for alternative investments and 1.9% for cash. The 2010 expected long-term rate of return was 5.5% and was based on the historical asset rates of return of 2.7% for Swiss bonds, 3.7% for unhedged foreign bonds, 2.9% for hedged foreign bonds, 5.7% for real property, 8.1% for Swiss equities and 9.1% for global equities and 2.1% for cash.

(in thousands)
Expected amortization during the year ended December 31, 2011:
Amortization of net transition obligation	$—
Amortization of net prior service costs	44
Amortization of net loss	292

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2011	$1,335
2012	1,372
2013	1,445
2014	1,659
2015	1,548
Years 2016 through 2020	7,454

Total	$14,813

The Company expects to contribute approximately $659,000 to the pension plan in 2011.

Investment objectives:

The primary investment goal of the pension plan is to achieve a total annualized return of 5% over the long-term. The investments are evaluated, compared and benchmarked to plans with similar investment strategies. The plan also attempts to minimize risk by not having any single security or class of securities with a disproportionate impact on the plan. As a guideline, assets are diversified by asset classes (equity, fixed income, real estate, and alternative investments).

The fair value of the plans assets at December 31, 2010, by asset category, are as follows:

		Fair Value Measurements at December 31, 2010
(in thousands)	Total	Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash:
Held in Swiss Franc, Euro and USD denominated	$1,131	$1,131	$—	$—
Equity securities:
Investment Funds	15,568	15,568	—	—

Fixed income / Bond securities:
Bonds	1,295	1,295	—	—
Direct loan/note	749	—	749	—

Total fixed income / Bond securities	2,044	1,295	749	—

Real estate investments:
Real estate investment in specific properties 100% owned by the plan	11,217	—	—	11,217

Total real estate	11,217	—	—	11,217

Alternative investments/ Structured products:
Structured product	384	384	—	—
Other assets (accounts receivable, assets at real estate management company Structured product)	318	—	318	—

Net assets of pension plan	$30,662	$18,378	$1,067	$11,217

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

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions. These investments can include; real estate owned by the Pension Plan stated at appraised value obtained from an independent source to the Plan and the Company; real estate investment that has potential long term investment liquidation processes; hedge funds that might have monthly, quarterly or annual restraints on redemptions or may require advance notice for a redemption

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the prior year period by investment type:

Description	Real estate investments
Beginning balance, December 31, 2009	$10,184
Total unrealized losses included in net loss[1]	(70)
Foreign currency translation adjustments	1,103

Ending balance, December 31, 2010	$11,217

[1]	Total unrealized losses are reported as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

U.S. Plan

The Company has post retirement benefit plans covering its employees in the United States. Substantially all U.S. employees are eligible to elect coverage under a contributory employee savings plan which provides for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company’s matching contributions under this plan totaled $379,000, $384,000 and $236,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 12—Related Party Transactions

During the years ended December 31, 2009 and 2008, the Company’s Swiss subsidiary, Maxwell SA, made payments to a related party, Metar Machines (“Metar”), for commissions on certain product sales. Until March 22, 2009, Montena SA (“Montena”) was the majority shareholder of Metar, and a member of the Company’s board of directors, José Cortes, is also a director of Montena. Mr. Cortes is also a minority shareholder of Genturica Ltd., which is the majority shareholder of Montena. As of March 22, 2009, Montena had sold its interest in Metar and as of May 14, 2009, the Company terminated its agreement with Metar, Therefore, Metar is no longer a related party. Total expense recognized for this sales commission during the years ended December 31, 2009 and 2008 was $128,000 and $260,000, respectively, which is classified as selling, general and administrative expense in the accompanying consolidated statements of operations.

Maxwell SA’s pension plan provided a long term loan of 700,000 Swiss Francs (approximately $749,000 as of December 31, 2010) to Montena Properties SA, which is 100% owned by Montena. As stated earlier, a member of the Company’s board of directors, José Cortes, is also a director and indirect minority stockholder of Montena. The loan was provided to Montena Properties SA prior to Mr. Cortes becoming a director of Maxwell and Montena. The loan was repaid in full in March 2011.

Note 13—Legal Proceedings

NessCap Patent Infringement Matter

In October 2006, the Company filed a patent infringement lawsuit against NessCap Co., Ltd. and NessCap, Inc. (“NessCap”) in the United States District Court for the Southern District of California seeking monetary damages and an injunction to stop NessCap’s sales of infringing products based on four of the Company’s patents. In December 2006, NessCap filed a lawsuit against the Company in the United States District Court in the District of Delaware claiming the Company’s products infringe NessCap’s patented intellectual property. In February 2009, the Company entered into a definitive settlement agreement with NessCap. In the settlement agreement, the parties agreed to release all claims against each other on issues related to the lawsuit and agreed to a ten year, worldwide cross license of certain patent rights of each company. Following the execution of the definitive settlement agreement, the matters were formally concluded by dismissing all pending matters in both the District Court and the United States Court of Appeals. As part of the settlement agreement, NessCap must pay the Company $1 million in annual installments of $200,000 through 2013. In 2010, NessCap posted a letter of credit for all remaining settlement payments owed in accordance with the terms of the settlement. During the case, the Company had capitalized the patent defense costs as additional cost of the patents. The full settlement amount of $1 million has been netted against these capitalized patent defense costs, and the net amount is being amortized over the remaining lives of these patents. As of December 31, 2010, $400,000 has been received from NessCap for this settlement and the remaining $600,000 receivable has been accrued on the consolidated balance sheet as of December 31, 2010.

Product Defect Matter

In 2005, a customer claimed a possible defect in a product that was produced for the Company’s Swiss subsidiary, Maxwell SA, under contract by a third party manufacturer, Epcos AG, and resold to the customer. In an effort to resolve the matter Maxwell SA initiated a legal proceeding in Germany in late 2007 against Epcos AG. The suit is currently in the independent pre-trial discovery phase during which time the court-appointed technical expert has collected evidence and issued an opinion that: (a) a defect in a substantial number of the products existed; and (b) the defect is one stemming from manufacturing of the products and not from operating conditions of the end use system. Epcos AG opposed the validity of the expert’s opinion, which is standard practice within this type of proceeding, and the expert is now expected to submit a follow-up written opinion addressing in further detail the basis for the expert’s conclusions identified above. Since the matter is still in its preliminary stages and no quantified damages assertions have been formally made, the Company has not yet been able to determine what, if any, warranty exposure it may have, and therefore, has not recorded any warranty provision.

Angeles Chemical and Omega Chemical Matters

In December 2007, the Company was named in an environmental suit along with more than 150 other defendants. The suit, Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC, et al., was filed by the plaintiffs in the United States District Court for the Central District of California alleging damages related to hazardous waste contamination of the plaintiffs’ land (the “Angeles Site”). The plaintiff alleges that a prior service provider of the Company improperly disposed of hazardous material on property upstream from the plaintiffs’ land (the “Omega Site”).

In August 2009, unrelated to the Angeles Chemical matter and yet pertaining to the original Omega Site, the Omega PRP Organized Group (“OPOG”) initiated additional clean up efforts to remediate the Omega Site and, consequently, submitted a good faith offer letter for these additional clean up efforts to parties who had previously settled their liability related to the Omega Site for 100% of their respective liabilities. In December 2010, the Company joined several other parties in executing a settlement agreement with OPOG which allocates the Company’s settlement liability in the amount of $120,000 and includes indemnification for current and future remediation efforts for the Omega Site as well as conditional indemnification for the Angeles Chemical matter along with any additional matters pertaining to activities stemming from the Omega Site. The settlement amount of $120,000 was paid in full as of December 31, 2010.

Shareholder Derivative Suit

In August 2010, a shareholder derivative action was filed in the Superior Court for San Diego County, California, allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors alleging, among other claims, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint was titled Lozides v. Schramm et al. and alleged that the individual defendants allowed the Company to violate the U.S. Foreign Corrupt Practices Act (“FCPA”) and failed to maintain internal controls and accounting systems for compliance with the FCPA. In September 2010, Washtenaw County Employees’ Retirement System v. Guyett et al., another derivative action was filed in the same court against certain of the Company’s current and former officers and directors, as well as a member of the Company’s management team, alleging substantially similar claims. In October 2010, the two actions were consolidated. A joint stipulation was filed shortly thereafter setting forth a proposed schedule for responding to the consolidated action. Because the consolidated action is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, the Company cannot predict the ultimate outcome of this action and therefore the Company has not accrued an amount for any potential expenses associated with this action.

FCPA Matter

As a result of our international operations, the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. As previously disclosed in the Company’s SEC filings, the Company conducted an internal review into payments made to the Company’s former independent sales agent in China with respect to sales of the Company’s high voltage capacitor products produced by the Company’s Swiss subsidiary.

In January 2011, the Company reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities law violations.

The Company settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, the Company will pay a total of $6.35 million in profit disgorgement and prejudgment interest, in two installments, with $3.175 million paid in the first quarter of 2011, and the remaining $3.175 million payable in the first quarter of 2012.

Under the terms of the settlement with the DOJ, the Company will pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, and $2.25 million payable in each of the first quarters of 2012 and 2013. As part of the settlement, the Company entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If the Company remains in compliance with the terms of the DPA, at the conclusion of the term, the charges against the Company will be dismissed with prejudice.

Further, under the terms of the agreements, the Company will periodically report to the SEC and DOJ on the Company’s internal compliance program concerning anti-bribery. The settlement amounts had been fully accrued as of September 30, 2010. As of December 31, 2010, $6.7 million is included in accrued liabilities and $7.7 million is included in other long-term liabilities on the accompanying consolidated balance sheet.

Note 14—Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31		June 30		September 30		December 31
	(in thousands except per share data)
Year ended December 31, 2010
Operating:
Total revenue	$26,623		$29,579		$31,452		$34,228
Gross profit	10,211		11,837		12,322		12,517
Net income (loss)	1,242	(a)	(2,584	)(b)	(2,350	)(c)	(2,364	)(d)

Basic and diluted net income (loss) per share	$0.05		$(0.10)		$(0.09)		$(0.09)

Year ended December 31, 2009
Operating:
Total revenue	$22,459		$24,754		$26,101		$28,001
Gross profit	7,053		8,915		9,937		9,384
Net loss	(2,965	)(e)	(5,335	)(f)	(4,637	)(g)	(9,975	)(h)

Basic and diluted net loss per share	$(0.13)		$(0.22)		$(0.18)		$(0.39)

(a)	Includes a gain on embedded derivatives of $3.2 million, a non-cash expense for stock-based compensation of $623,000 and amortization of debt discount of $21,000.
(b)	Includes an additional accrual for potential settlement of FCPA violations of $3.4 million, a gain on embedded derivatives of $1.2 million, a non-cash expense for stock-based compensation of $743,000 and amortization of debt discount of $20,000.
(c)	Includes an additional accrual for potential settlement of FCPA violations of $1.7 million, a loss on embedded derivatives of $814,000, a non-cash expense for stock-based compensation of $677,000 and amortization of debt discount of $21,000.
(d)	Includes an asset impairment and related depreciation charge totaling $1.4 million, a loss on embedded derivatives of $1.3 million, a non-cash expense for stock-based compensation of $584,000 and amortization of debt discount of $21,000.
(e)	Includes a loss on embedded derivatives of $607,000, a non-cash expense for stock-based compensation of $738,000 and amortization of debt discount of $379,000.
(f)	Includes a loss on embedded derivatives of $3.8 million, a non-cash expense for stock-based compensation of $841,000 and amortization of debt discount of $243,000.
(g)	Includes a loss on embedded derivatives of $2.8 million, a non-cash expense for stock-based compensation of $899,000 and amortization of debt discount of $73,000.
(h)	Includes an accrual for potential settlement of FCPA violations of $9.3 million, a gain on embedded derivatives of $1.9 million, a non-cash expense for stock-based compensation of $222,000 and amortization of debt discount of $42,000.

Note 15—Subsequent Events

Settlement of Foreign Corrupt Practices Act (“FCPA”) Matter

In January 2011, the Company reached settlements with the SEC and the DOJ with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities law violations. Under the terms of the settlement with the SEC, the Company will pay a total of $6.35 million in profit disgorgement and prejudgment interest in two installments, with $3.175 million paid in the first quarter of 2011, and the remaining $3.175 million payable in the first quarter of 2012. Under the terms of the settlement with the DOJ, the Company will pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, and $2.25 million payable in each of the first quarters of 2012 and 2013.

Conversion of Remaining Principal Balance of Convertible Debentures

On February 24, 2011, the holder of the Company’s convertible debentures, Sandell Asset Management Corp., elected to convert the remaining principal balance of $8.3 million of the convertible debentures into 514,086 shares of the Company’s common stock. The conversion price was $16.21 per share. As a result of the conversion, the restricted cash balance of $8.0 million in the consolidated balance sheets is no longer restricted. The following financial information gives effect to the transaction as if it took place on December 31, 2010.

PROFORMA CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)

	December 31, 2010 As Reported	Pro Forma Adjustments (unaudited)		December 31, 2010 Pro Forma (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,829	$8,000	(1)	$47,829
Restricted cash	8,000	(8,000	)(1)	—
Trade and other accounts receivable	27,141	—		27,141
Inventories, net	19,290	—		19,290
Prepaid expenses and other current assets	2,713	(8	)(2)	2,705

Total current assets	96,973	(8)		96,965
Property and equipment, net	20,129	—		20,129
Intangible assets, net	1,651	—		1,651
Goodwill	24,956	—		24,956
Pension asset	5,321	—		5,321
Other non-current assets	781	—		781

Total assets	$149,811	$(8)		$149,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,115	$—		$28,115
Accrued warranty	449	—		449
Accrued employee compensation	6,079	—		6,079
Short-term borrowings and current portion of long-term debt	3,511	—		3,511
Deferred tax liability	1,373	—		1,373

Total current liabilities	39,527	—		39,527
Deferred tax liability, long-term	1,166	—		1,166
Long-term debt, excluding current portion	12,608	(10,380	)(3)	2,228
Other long-term liabilities	8,487	—		8,487

Total liabilities	61,788	(10,380)		51,408

Commitments and contingencies
Stockholders’ equity:
Common stock	2,715	52	(3)	2,767
Additional paid-in capital	238,419	9,659	(3)	248,078
Accumulated deficit	(163,870)	661	(4)	(163,209)
Accumulated other comprehensive income	10,759	—		10,759

Total stockholders’ equity	88,023	10,372		98,395

Total liabilities and stockholders’ equity	$149,811	$(8)		$149,803

The pro forma adjustments are as follows:

(1)	to reclassify restricted cash to non-restricted cash
(2)	to write off the balance of unamortized debt issue costs
(3)	to record the conversion of the outstanding convertible debentures balance into shares of the Company’s common stock. The amount includes the principal balance of $8.3 million, the unamortized debt discount of $47,000, and the fair value of the holder’s and the Company’s conversion rights of $2.1 million.
(4)	the net pro forma impact to the consolidated statement of operations of the conversion of the convertible debentures. The actual gain recorded in 2011 will differ as it will reflect the conversion of the convertible debentures into shares of the Company’s common stock at a market value as of the actual conversion date of February 24, 2011.

Schedule II

Valuation and Qualifying Accounts (in thousands)

	Balance at the Beginning of the Year ($)	Charged to Expense ($)	Acquisitions/ Transfers and Other ($)	Write-offs Net of Recoveries ($)	Balance at the End of the Year ($)
Allowance for Doubtful Accounts:
December 31, 2008	87	433	(56)	(30)	434
December 31, 2009	434	(52)	4	—	386
December 31, 2010	386	(159)	13	(89)	151
Inventory Reserve:
December 31, 2008	3,070	484	20	(668)	2,906
December 31, 2009	2,906	283	(29)	(518)	2,642
December 31, 2010	2,642	504	68	(521)	2,693

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities and Exchange Act of 1934 (the “Exchange Act”). This controls evaluation was done under the supervision and with the participation of management, including our chief executive officer (principal executive officer) and our chief financial officer (principal financial officer). Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required disclosed in the reports that the Company files or submit to the SEC is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

McGladrey & Pullen LLP, the independent registered public accounting firm that audited the consolidated financial statements of Maxwell in this Annual Report on Form 10-K, has issued an unqualified opinion on the effectiveness of Maxwell’s controls over financial reporting as of December 31, 2010 which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Maxwell Technologies, Inc.

We have audited Maxwell Technologies, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Maxwell Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Maxwell Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion.

/s/    MCGLADREY & PULLEN, LLP

San Diego, California

March 10, 2011

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

1. Financial Statements. The consolidated financial statements required by this item are submitted in a separate section beginning on page 48 of this Annual Report on Form 10-K.

2. Financial Statement Schedules. The financial statement schedule entitled “Valuation and Qualifying Accounts” required by this item is submitted in a separate section beginning on page 85 of this Annual Report on Form 10-K.

3. Exhibits.

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement dated December 10, 2003 between Registrant and Metar SA en constitution. (1)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions dated August 15, 2003 by and between Registrant and Horizon Christian Fellowship. (1)

2.3	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated September 26, 2003. (1)

2.4	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated October 13, 2003. (1)

2.5	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated December 23, 2003. (1)

3.1	Restated Certificate of Incorporation of Registrant. (11)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated November 22, 1996. (7)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated February 9, 1998. (2)

3.4	Amended and Restated Bylaws of Registrant. (3)

4.1	Rights Agreement dated November 5, 1999 between Registrant and Chase Mellon Shareholders Services, LLC, as Rights Agent. (10)

4.2	Amendment of Rights Agreement dated as of July 5, 2002. (12)

10.1	1995 Stock Option Plan of Registrant. (8)

10.2	Amendment No. One to Registrant’s 1995 Stock Option Plan dated March 19, 1997. (7)

10.3	Amendment No. Two to Registrant’s 1995 Stock Option Plan dated February 13, 1998. (14)

10.4	Amendment No. Three to Registrant’s 1995 Stock Option Plan dated January 28, 1999. (2)

10.5	Amendment No. Four to Registrant’s 1995 Stock Option Plan dated Nov. 22, 1999. (4)

10.6	Amendment No. Five to Registrant’s 1995 Stock Option Plan dated August 14, 2000. (13)

10.7	Stock Option Agreement under 1995 Stock Option Plan by and between Registrant and Kenneth Potashner, dated as of May 19, 2003. (12)

Exhibit Number	Description of Document
10.8	1999 Director Stock Option Plan of Registrant. (4)

10.9	Registrant’s 1994 Employee Stock Purchase Plan. (8)

10.10	Amendment Number One to Registrant’s 1994 Employee Stock Purchase Plan, effective as of April 30, 1997. (7)

10.11	PurePulse Technologies, Inc. 1994 Stock Option Plan. (9)

10.12	Shareholder Agreement among Registrant, PurePulse Technologies, Inc., Sanyo E&E Corporation and Three Oceans Inc., dated January 28, 1999. (2)

10.13	Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated May 30, 2002. (5)

10.14	Amendment Number One to Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated June 28, 2002. (5)

10.15	Amendment Number Two to the Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated August 12, 2002. (6)

10.16	Indemnity Agreement for Directors of Registrant dated December 2004. (12)

10.17	Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.18	Schedule to Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.19	Export-Import Bank of the United States Agreement Executed by Borrower dated February 4, 2004 between Registrant, Export-Import Bank of the United States and Silicon Valley Bank. (12)

10.20	Securities Account Control Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.21	Firm-Fixed-Price Subcontract Purchase Order dated February 14, 2005 between Registrant and Northrop Grumman Space and Mission Systems Corp. (15)

10.22	Securities Purchase Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (16)

10.23	Registration Rights Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (16)

10.24	Registrant’s 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (17)

10.25	Underwriting Agreement dated May 8, 2007 between the Registrant and UBS Securities, LLC. (18)

10.26	Transition agreement effective as of July 23, 2007 between the Company and Richard D. Balanson. (19)

10.27	Employment agreement effective as of July 23, 2007 between the Company and David J. Schramm. (19)

10.28	Underwriting Agreement between the Company and UBS Securities, LLC dated October 9, 2007. (20)

10.29	Equity Distribution Agreement, dated August 8, 2008, between the Company and UBS Securities, LLC, including the form of Terms Agreement. (21)

10.30	Amendment No. 1 dated December 19, 2008 to Employment Agreement between the Company and David J. Schramm. (22)

Exhibit Number	Description of Document
10.31	Employment agreement effective as of March 23, 2009 between the Company and Kevin S. Royal. (23)

10.32	Underwriting Agreement between the Company and Roth Capital Partners, LLC dated May 18, 2009. (24)

10.33	Form of Restricted Stock Unit Award Agreement. (25)

10.34	Separation Agreement and General Release of all Claims between Registrant and Tim Hart. (25)

10.35	Termination Agreement between Registrant and Alain R. Riedo. (25)

10.36	Employment Agreement effective as of September 21, 2009 between the Registrant and George Kreigler. (26)

10.37	Amendment to Employment Agreement between the Registrant and George Kreigler effective as of December 27, 2010. *

10.38	Form of Restricted Stock Agreement for Service-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. *

10.39	Form of Restricted Stock Agreement for Performance-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. *

21.1	List of Subsidiaries of Registrant. *

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2004 (SEC file no. 001-15477).
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC file no. 000-10964).
(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC file no. 001-15477).
(4)	Incorporated herein by reference to Registrant’s Transition Report on Form 10-K for the transition period from August 1, 1999 to December 31, 1999 (SEC file no. 001-15477).
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2002 (SEC file no. 001-15477).
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2002 (SEC file no. 001-15477).
(7)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC file no. 000-10964).
(8)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1995 (SEC file no. 000-10964).
(9)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1996 (SEC file no. 000-10964).
(10)	Incorporated herein by reference to Registrant’s Form 8-A filed November 18, 1999 (SEC file no. 001-15477).
(11)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).

(12)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC file no. 001-15477).
(13)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC file no. 001-15477).
(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC file no. 000-10964).
(15)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2004 (SEC file no. 001-15477).
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2005 (SEC file no. 001-15477).
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010 (SEC file no. 001-15477).
(18)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007 (SEC file no. 001-15477).
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2007 (SEC file no. 001-15477).
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2007 (SEC file no. 001-15477).
(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2008 (SEC file no. 001-15477).
(22)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2008.
(23)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on May 5, 2009 (SEC file no. 001-15477).
(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2009 (SEC file no. 001-15477).
(25)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on August 10, 2009 (SEC file no. 001-15477).
(26)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on November 5, 2009 (SEC file no. 001-15477).

(b) See the exhibits required by this item under Item 15(a)(3) above.

(c) See the financial statement schedule required by this item under Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March 2011.

MAXWELL TECHNOLOGIES, INC.

By:	/S/ DAVID J. SCHRAMM
David J. Schramm President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID J. SCHRAMM David J. Schramm	President, Chief Executive Officer and Director	March 10, 2011

/S/ KEVIN S. ROYAL Kevin S. Royal	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	March 10, 2011

/S/ MARK ROSSI Mark Rossi	Director	March 10, 2011

/S/ JEAN LAVIGNE Jean Lavigne	Director	March 10, 2011

/S/ ROBERT L. GUYETT Robert L. Guyett	Director	March 10, 2011

/S/ JOSÉ CORTES José Cortes	Director	March 10, 2011

/S/ BURKHARD GOESCHEL Burkhard Goeschel	Director	March 10, 2011

/S/ ROGER HOWSMON Roger Howsmon	Director	March 10, 2011

/S/ YON YOON JORDEN Yon Yoon Jorden	Director	March 10, 2011