Form 10-Q
period 2011-03-31
MAXWELL TECHNOLOGIES INC
filed 2011-05-05
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

The number of shares of the registrant’s Common Stock outstanding as of May 2, 2011 is 27,948,502 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2011

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The following condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Actual results could differ materially from those estimates. In addition, operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2011.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$33,063	$39,829
Restricted cash	—	8,000
Trade and other accounts receivable, net of allowance for doubtful accounts of $213 and $151 at March 31, 2011 and December 31, 2010, respectively	32,301	27,141
Inventories, net	22,913	19,290
Prepaid expenses and other current assets	2,657	2,713

Total current assets	90,934	96,973
Property and equipment, net	22,257	20,129
Intangible assets, net	1,526	1,651
Goodwill	25,338	24,956
Pension asset	5,642	5,321
Other non-current assets	471	781

Total assets	$146,168	$149,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,261	$28,115
Accrued warranty	367	449
Accrued employee compensation	4,942	6,079
Short-term borrowings and current portion of long-term debt	3,470	3,511
Deferred tax liability	1,373	1,373

Total current liabilities	39,413	39,527
Deferred tax liability, long-term	1,166	1,166
Long-term debt, excluding current portion	2,282	12,608
Other long-term liabilities	3,049	8,487

Total liabilities	45,910	61,788

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 27,950 and 27,182 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2,779	2,715
Additional paid-in capital	249,558	238,419
Accumulated deficit	(163,674)	(163,870)
Accumulated other comprehensive income	11,595	10,759

Total stockholders’ equity	100,258	88,023

Total liabilities and stockholders’ equity	$146,168	$149,811

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$35,259	$26,623
Cost of revenue	21,375	16,412

Gross profit	13,884	10,211
Operating expenses:
Selling, general and administrative	7,934	7,175
Research and development	5,972	4,582
Amortization of intangibles	51	81

Total operating expenses	13,957	11,838

Loss from operations	(73)	(1,627)
Interest expense, net	(36)	(50)
Amortization of debt discount and prepaid debt costs	(55)	(21)
Gain on embedded derivatives and warrants	1,086	3,249

Income from operations before income taxes	922	1,551
Income tax provision	726	309

Net income	$196	$1,242

Net income per share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05
Weighted average common shares outstanding:
Basic	27,285	26,095
Diluted	28,112	26,784

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$196	$1,242
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,477	1,354
Amortization of intangible assets	134	155
Amortization of debt discount and prepaid debt costs	55	21
Gain on embedded derivatives and warrants	(1,086)	(3,249)
Pension benefit	(26)	(51)
Stock-based compensation expense	917	623
Provision for losses on accounts receivable	60	25
Changes in operating assets and liabilities:
Trade and other accounts receivable	(5,066)	1,472
Inventories	(3,538)	(885)
Prepaid expenses and other assets	406	240
Accounts payable and accrued liabilities	457	2,341
Accrued employee compensation	(1,159)	(849)
Other long-term liabilities	(5,551)	(20)

Net cash provided by (used in) operating activities	(12,724)	2,419

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,900)	(1,189)

Net cash used in investing activities	(2,900)	(1,189)

FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(3,136)	(3,015)
Proceeds from long-term and short-term borrowings	3,152	2,913
Repurchase of shares	(46)	(91)
Proceeds from issuance of common stock under equity compensation plans	992	443
Release of restricted cash	8,000	—

Net cash provided by financing activities	8,962	250

Increase (decrease) in cash and cash equivalents from operations	(6,662)	1,480
Effect of exchange rate changes on cash and cash equivalents	(104)	(996)

Increase (decrease) in cash and cash equivalents	(6,766)	484
Cash and cash equivalents, beginning of period	39,829	29,582

Cash and cash equivalents, end of period	$33,063	$30,066

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context otherwise requires, all references to “Maxwell” and the “Company” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our Swiss subsidiary, Maxwell Technologies, SA.

Note 1 – Description of Business and Basis of Presentation

Description of Business

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California and has two manufacturing locations (San Diego, California and Rossens, Switzerland). In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

•

Ultracapacitors: The Company’s primary focus, ultracapacitors, are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. The Company’s BOOSTCAP® ultracapacitor cells and multi-cell packs and modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including transportation, energy, consumer and industrial electronics and telecommunications.

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

•

Radiation-Hardened Microelectronic Products: The Company’s radiation-hardened microelectronic products include high-performance, high-density power modules, memory modules and single board computers that incorporate our proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand environmental radiation effects and perform reliably in space.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, including deferred income taxes, the incurrence of warranty obligations, stock-based compensation expense, impairment of goodwill and other intangible assets, estimation of the cost to complete certain projects, estimation of the probability that the performance criteria of restricted stock awards will be met and the fair value of embedded conversion options related to the convertible debentures.

Warranty Obligation

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure.

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income as reported	$196	$1,242
Foreign currency translation adjustment	752	(850)
Pension adjustment, net of taxes	84	—
Realized gain on investments	—	2

Comprehensive income	$1,032	$394

Net Income per Share

In accordance with the Earnings Per Share Topic of the FASB ASC, basic income per share is calculated using the weighted average number of common shares outstanding during the period. Dilutive income per share includes the impact of additional commons shares that would have been outstanding if dilutive potential common shares were issued. The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator
Net income	$196	$1,242
Effect of assumed conversion of convertible debentures
Interest on convertible debentures	20	28

Net income, assuming dilution	$216	$1,270

Denominator
Weighted-average common shares outstanding	27,285	26,095
Effect of potentially dilutive securities
Options to purchase common stock	482	434
Restricted stock awards	31	247
Restricted stock unit awards	—	8
Convertible debentures	314	—

Weighted-average common shares outstanding, assuming dilution	28,112	26,784

Net income per share
Basic	$0.01	$0.05
Diluted net income, plus assumed conversion, per share	$0.01	$0.05

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income per share calculation because to do so would be antidilutive (in thousands):

	March 31,
Common Stock	2011	2010
Outstanding options to purchase common stock	382	313
Restricted stock awards outstanding	174	—
Shares issuable on conversion of convertible debentures	—	514
Warrants to purchase common stock	—	462

Change in Additional Paid in Capital

For the three months ended March 31, 2011, additional paid in capital increased $11.1 million, related to shares issued for principal payments on convertible debt of $9.3 million and $1.9 million associated with the Company’s stock-based compensation plans, offset by $46,000 for the repurchase of shares.

Note 2 – Balance Sheet Details

Inventories

	March 31, 2011	December 31, 2010
Raw material and purchased parts	$11,109	$11,238
Work-in-process	4,810	3,732
Finished goods	9,795	7,013
Inventory reserve	(2,801)	(2,693)

Net inventories	$22,913	$19,290

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of March 31, 2011:
Patents	$2,476	$(1,548)	$—	$928
Developed core technology	1,100	(1,201)	315	214
Patent license agreement	741	(379)	22	384

Total intangible assets at March 31, 2011	$4,317	$(3,128)	$337	$1,526

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2010:
Patents	$2,476	$(1,496)	$—	$980
Developed core technology	1,100	(1,160)	312	252
Patent license agreement	741	(341)	19	419

Total intangible assets at December 31, 2010	$4,317	$(2,997)	$331	$1,651

Goodwill

The change in the carrying amount of goodwill from December 31, 2010 to March 31, 2011 is as follows (in thousands):

Balance at December 31, 2010	$24,956
Foreign currency translation adjustments	382

Balance at March 31, 2011	$25,338

Accrued Warranty

	Three Months Ended March 31,
	2011	2010
Beginning balance	$449	$588
Product warranty expense on sales	78	89
Charge to prior warranty expense/accrual	(144)	—
Settlement of warranties	(20)	(183)
Foreign currency translation adjustment	4	(8)

Ending balance	$367	$486

Note 3 – Convertible Debentures

On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures (the “Debentures”) due and payable in quarterly installments of $2.8 million which commenced December 2008. However, the holder, at its election, could defer each quarterly payment one time, for a 24 month period. As the holder had elected to defer some quarterly installments, the outstanding principal of the Debentures at December 31, 2010 was $8.3 million. As of December 31, 2010, the interest rate on the Debentures was 1.375% and the accrued interest was $29,000.

At the issuance date, the Debentures were convertible by the holder at any time into 1,315,789 common shares. The Company also issued 394,737 warrants in connection with the issuance of the Debentures; these warrants had an expiration date of December 20, 2010 and an exercise price of $19.00 at the issuance date. The exercise price, number of convertible shares and warrants were subject to adjustment upon certain events, such as the sale of equity securities by the Company. After the issuance date, the Company sold 6.1 million shares through various offerings at a price below $19.00 which had adjusted the conversion and warrant price to $16.22. The change in warrant price had increased the number of warrants to 462,461. In December 2010, the holders of the warrants exercised their right to purchase 462,461, which resulted in the settlement of the stock warrants liability.

As of December 31, 2010, the Debentures were convertible into 513,845 shares. In February 2011, the holder of the Debentures converted the remaining $8.3 million principal balance into 514,086 shares of the Company’s common stock at a conversion price of $16.21 per share. On the conversion date, the common stock had a fair value of $9.3 million, which was based on the closing market price. This conversion resulted in a gain of $1.0 million, which is included in “gain on embedded derivatives and warrants” in the consolidated statement of operations.

The interest paid with cash and principal converted into shares of common stock are as follows (in thousands):

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Value	Shares	Value	Shares
Conversion of principal into shares of common stock	$8,333	514	$—	—
Interest paid with cash	17	N/A	34	N/A

Total debenture payments	$8,350	514	$34	—

Until the conversion of the remaining principal balance in February 2011, the principal balance was convertible by the holder at any time into common shares. In addition, after eighteen months from the issue date, the Company could have required that a specified amount of the principal of the Debentures be converted if certain conditions were satisfied for a period of 20 consecutive trading days. To determine a fair value of this forced conversion, the Company applied a Z factor, which is a theoretical measurement of the probability of this occurrence. The probability used as of December 31, 2010 was 21.5% for forced conversion of 50% of the conversion option at 135% of the original exercise price, and 4.7% for forced conversion of the remaining conversion option at 175% of the original exercise price.

The Company accounted for the conversion options in the Debentures and the associated warrants as derivative liabilities in accordance with the Derivatives and Hedging Topic of the FASB ASC. The discount at the issuance date attributable to the aggregate fair value of the conversion options and warrants and the issuance costs totaling $9.2 million was amortized using the effective interest method over the term of the Debentures. The remaining unamortized discount was $47,000 at December 31, 2010. For the three months ended March 31, 2011 and 2010, $6,000 and $21,000, respectively, of the discount and prepaid fees were amortized. Upon conversion of the remaining principal balance of the Debentures into shares of the Company’s common stock in February 2011, the remaining unamortized discount was written off and is included in “amortization of debt discount and prepaid debt costs” in the consolidated statement of operations.

The change in fair value on revaluation of the conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period or conversion date and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The net fair value of the liability for the holder’s and Maxwell’s conversion rights at

December 31, 2010 was a liability of $2.1 million which is included in “long-term debt, excluding current portion” in the consolidated balance sheet. The effect of the fair market value adjustment for the three months ended March 31, 2011 and 2010 was a $78,000 and $3.2 million gain, respectively, which is recorded as “gain on embedded derivatives and warrants” in the consolidated statement of operations.

The fair value of the embedded conversion options was estimated on December 31, 2010 using the Black-Scholes valuation model with the following assumptions:

Black-Scholes Assumptions:
Conversion / Exercise price	$16.22
Market Price	$18.89
Expected dividends	—
Expected volatility	52.6%
Average risk-free interest rate	0.25%
Expected term/life (in years)	0 .7

As long as the Debentures were outstanding, the Company was required to maintain a minimum cash balance of $8.0 million. This amount was classified as restricted cash at December 31, 2010. The cash restriction was released in February 2011 when the outstanding principal amount of the convertible debentures were converted to shares of the Company’s common stock.

Note 4 – Fair Value Measurement

The Company records certain liabilities at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of March 31, 2011, the financial instruments to which this topic applied were financial liabilities for foreign currency forward contracts. The foreign currency derivative instruments are valued using quoted market prices. As of March 31, 2011, the fair value of foreign currency derivative instruments was nominal.

The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.

The convertible debentures issued on December 20, 2005 were evaluated and determined not to be conventional convertible debentures and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement, the embedded conversion features were bifurcated and have been accounted for as derivative liability instruments until settled in February 2011. The stock warrants issued on December 20, 2005 in conjunction with the convertible debentures were also evaluated and determined to be a derivative instrument and, therefore, were classified as a liability on the balance sheet until exercised in December 2010. The accounting guidance requires that the conversion features and warrants be recorded at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The fair values of the embedded conversion options and stock warrants are based on Black-Scholes fair value calculations. In February 2011, the holder of the Debentures converted the remaining $8.3 million principal balance into shares of the Company’s common stock, and therefore there was no fair value measurement to be made as of March 31, 2011.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type (in thousands):

Description	Convertible[1] Debentures
Beginning liability balance, December 31, 2010	$2,093
Total realized gain included in net income	(1,086)
Liability settled on conversion of Debentures	(1,007)

Ending liability balance, March 31, 2011	$—

[1]

Refer to Note 3 – Convertible Debentures for the valuation model and unobservable data used to calculate the fair value of the conversion features of the convertible debentures and warrants issued by the Company.

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

Net gains (losses) on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$(116)	$268
Selling, general and administrative	4	(189)

Total	$(112)	$79

As of March 31, 2011, the total notional amount of foreign currency forward contracts not designated as hedges was $23.5 million. The fair value of these derivatives was nominal at March 31, 2011, because the contracts were entered into in close proximity to quarter end with spot rates approximating current exchange rates. For additional information, refer to Note 4 – Fair Value Measurement.

The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$85	$(172)
Selling, general and administrative	(92)	151

Total	$(7)	$(21)

Note 6 – Stock Plans

The Company has two active stock-based compensation plans as of March 31, 2011: the 2004 Employee Stock Purchase Plan (“ESPP”) and the 2005 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units are granted to employees and non-employee directors.

Stock Options

Compensation expense recognized from employee stock options for the three months ended March 31, 2011 and 2010 was $480,000 and $416,000, respectively. No stock options were granted during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company granted 195,650 employee stock options with an average grant date fair value per share of $9.13. The fair value of stock options is estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Three Months Ended March 31, 2010
Expected dividends	—
Expected volatility	69.4%
Average risk-free interest rate	2.7%
Expected term/life (in years)	4.8

Restricted Stock Awards

During the three months ended March 31, 2011 and 2010, the Company granted 213,016 and 32,000 shares, respectively, subject to restricted stock awards with an average grant date fair value per share of $18.97 and $15.71, respectively. The following table summarizes the amount of compensation expense recognized for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Service-based restricted stock	$288	$166
Performance-based restricted stock	60	(82)

Total compensation expense recognized for restricted stock awards	$348	$84

Restricted Stock Units

During the three months ended March 31, 2011, non-employee directors of the Company were granted a total of 22,036 restricted stock units with an average grant date fair value per share of $19.06, which vest one year from the date of grant, as part of their annual retainer compensation. During the three months ended March 31, 2010, non-employee directors of the Company were granted a total of 4,032 restricted stock units with an average grant date fair value per share of $12.39, which were fully vested on the date of grant, in payment of their quarterly retainer fees. As of January 1, 2011, the Company began paying the quarterly retainer in cash instead of restricted stock units.

Total compensation expense recognized for service-based restricted stock unit awards was $58,000 and $50,000 during the three months ended March 31, 2011 and 2010, respectively.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period.

Compensation expense recognized for the ESPP for the three months ended March 31, 2011 and 2010 was $89,000 and $73,000, respectively. The fair value of the ESPP shares issued during the offering period is estimated using the Black-Scholes valuation model for a call and a put option, and by using the following assumptions:

	For the offering period beginning January 1 and ending June 30,
	2011	2010
Expected dividends	$—	$—
Stock price on valuation date	18.89	17.84
Expected volatility	48.1%	53.3%
Average risk-free interest rate	0.19%	0.20%
Expected life (in years)	0.5	0.5
Fair value per share	$5.51	$5.35

Stock-based Compensation Expense

Compensation cost for restricted stock, restricted stock units, employee stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$119	$116
Selling, general and administrative	646	493
Research and development	152	14

Total stock-based compensation expense	$917	$623

Note 7 – Defined Benefit Plan

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

Components of net periodic pension income are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Service cost	$186	$155
Interest cost	168	151
Expected return on plan assets	(380)	(367)
Prior service cost amortization	—	10

Net periodic pension income	$(26)	$(51)

Employer contributions of $185,000 and $159,000 were paid during the three months ended March 31, 2011 and 2010, respectively. Additional employer contributions of approximately $470,000 are expected to be paid during the remainder of fiscal 2011.

Note 8 – Related Party Transaction

Maxwell SA’s pension plan provided a long term loan of 700,000 Swiss Francs (approximately $753,000 as of March 1, 2011) to Montena Properties SA, which is 100% owned by Montena. A member of the Company’s board of directors, José Cortes, is also a director and indirect minority stockholder of Montena. The loan was provided to Montena Properties SA prior to Mr. Cortes becoming a director of Maxwell and Montena. The loan was repaid in full on March 1, 2011.

Note 9 – Legal Proceedings

There have been no material changes to the legal proceedings disclosed in Note 13 of the Notes to Consolidated Financial Statements included in Part II, Item 8, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except for developments related to the derivative suit described below.

Shareholder Derivative Suit

In August 2010, a shareholder derivative action was filed in the Superior Court for San Diego County, California, allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors alleging, among other claims, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint was titled Lozides v. Schramm et al. and alleged that the individual defendants allowed the Company to violate the U.S. Foreign Corrupt Practices Act (“FCPA”) and failed to maintain internal controls and accounting systems for compliance with the FCPA. In September 2010, Washtenaw County Employees’ Retirement System v. Guyett et al., another derivative action, was filed in the same court against certain of the Company’s current and former officers and directors, as well as a member of the Company’s management team, alleging substantially similar claims. In October 2010, the two actions were consolidated. The amended consolidated shareholder derivative complaint was filed on March 24, 2011 against certain of the Company’s current and former directors and officers, as well as members of the Company’s management team, bringing similar claims as the previous complaints. The Company’s response to the consolidated complaint is currently due no later than May 9, 2011. Because the consolidated action is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, the Company cannot predict the ultimate outcome of this action and therefore has not accrued an amount for any potential costs associated with this action.

Note 10 – Subsequent Events

On April 5, 2011, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to, from time to time, sell up to an aggregate of $125 million of the Company’s common stock, warrants or debt securities. The registration statement has not yet been declared effective by the SEC.

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

For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A, of this document and Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Three Months Ended March 31, 2011

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Off Balance Sheet Arrangements

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

In Q1 2011, revenues were $35.3 million, representing an increase of 32% compared with the same period one year ago. Considering longer term growth, revenues were $121.9 million in 2010, representing an increase of 127% compared with five years ago (2006). This revenue growth is primarily attributable to increased ultracapacitor product sales, which grew in Q1 2011 by 55% compared with Q1 2010, and have grown 271% when comparing 2010 with five years ago. Further, overall gross profit in Q1 2011 was 39% compared with 38% in Q1 2010, and was 38% in 2010 compared with 23% five years ago. The improvement in gross profit has been driven mainly by significantly improved profitability for our ultracapacitor products related to increased sales volume and reduced manufacturing costs. For the first time in the last five fiscal years, we generated positive cash flow from operations of $8.7 million in 2010, reflecting our efforts to expand revenues while better managing manufacturing costs and operating expenses. As of March 31, 2011, we had cash and cash equivalents of $33.1 million, which we believe will be sufficient to fund operations for at least the next twelve months. However, in the future, we may decide to supplement planned cash flow provided from operations by securing additional bank lines of credit, issuing debt or equity.

Going forward, we will continue to focus on growing our business and strengthening our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus will be to grow our ultracapacitor business through continued market penetration in primary applications, including automotive, transportation and wind energy. In order to achieve our growth objectives, we will need to overcome risks and challenges facing our business. Significant risks and challenges we face include the ability to achieve and maintain profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; and hiring, developing, training and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on achieving higher profit margins and managing operating costs, and on developing new products and promoting the value proposition of our products over competing technologies. In addition, we have plans to augment current manufacturing capacity and infrastructure in the coming years which we believe will be sufficient to accommodate our planned growth. We believe that with sound management, the Company is well positioned to continue to accelerate the financial and operational progress exhibited by our recent results of operations.

Highlights of the Three Months Ended March 31, 2011

During the three months ended March 31, 2011, we continued to focus on developing strategic alliances, introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, augmenting executive management and improving production processes. Some of these efforts are described below:

•

In April, we announced that ShinMaywa Industries, Ltd., a leading Japanese producer of special purpose trucks, has designed Maxwell’s BOOSTCAP® ultracapacitors into an all-electric loading mechanism for garbage trucks that eliminates fuel consumption, CO2 emissions and noise during loading and unloading.

•

In March, we announced that the North American office of United Kingdom’s Vehicle Certification Agency has granted European Economic Community -Type Approval and Conformity of Production clearance to Maxwell’s 125-volt Heavy Transportation Module.

•

In February, we announced that a leading producer of instrument transformers for the Russian utility grid has selected CONDIS®capacitive voltage dividers produced by Maxwell’s Swiss subsidiary for integration into thousands of capacitive voltage transformers that will be installed over the next several years as part of a multi-billion dollar renovation of Russia’s utility infrastructure.

•

In February, we introduced a 56-volt ultracapacitor module designed specifically to address the short-term ride-through and bridge power requirements of uninterruptible power supply systems for mission-critical installations such as data centers, hospitals, factories and telecommunication facilities.

Results of Operations

The First Quarter of 2011 Compared with the First Quarter of 2010

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended March 31,
	2011	2010
Revenue	100%	100%
Cost of revenue	61%	62%

Gross profit	39%	38%
Operating expenses:
Selling, general and administrative	22%	27%
Research and development	17%	17%

Total operating expenses	39%	44%

Operating loss	0%	(6)%
Other income, net	3%	12%

Income from operations before income taxes	3%	6%
Income tax provision	2%	1%

Net income	1%	5%

Net income reported for the three months ended March 31, 2011 was $196,000, or $0.01 per diluted share, compared with net income of $1.2 million, or $0.05 per diluted share, in the same quarter one year ago. The decrease in net income was primarily driven by a decrease in the gain on embedded derivative and warrants of $2.2 million, offset by an increase in revenue combined with improvements in gross profit and operating margins.

Revenue and Gross Profit

The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended March 31, 2011 and 2010 (in thousands, except percentages):

	Quarter Ended March 31, 2011		Quarter Ended March 31, 2010		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue	$35,259	100%	$26,623	100%	$8,636	32%
Cost of revenue	21,375	61%	16,412	62%	4,963	30%

Gross profit	$13,884	39%	$10,211	38%	$3,673	36%

Revenue. In the first quarter of 2011, revenue increased 32% to $35.3 million, compared with $26.6 million in the same quarter one year ago. The increase in revenue was influenced primarily by higher volume in our ultracapacitor product line influenced by continuing strong demand for energy storage and power delivery systems for wind energy, hybrid energy and electric transit vehicles, and micro hybrid automotive systems.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the quarter ended March 31, 2011 compared with the same period one year ago, revenue was positively impacted by $1.1 million.

Gross Profit. In the first quarter of 2011, gross profit increased $3.7 million or 36% compared with the same quarter one year ago. As a percentage of revenue, gross profit increased to 39% compared with 38% in the same period one year ago. Of the increase in gross profit in absolute dollars, $3.3 million related to an increase in the volume of sales, and $566,000 was due to net reductions of product costs. Offsetting these increases was a decrease in gross profit in absolute dollars of $205,000 related to net foreign exchange losses recorded in the three months ended March 31, 2011 compared with net foreign exchange gains recorded in the same quarter one year ago. We hedge intercompany and third-party asset and liability balances denominated in currencies other than the local currency. The net foreign exchange gains or losses recognized are the transaction gains and losses incurred on the hedged assets and liabilities, net of the gains and losses realized on the hedge contracts. Product cost reductions were driven primarily by advancements in our manufacturing process and product design. The product design advancements allowed us to reduce product cost of our large cell ultracapacitor product line.

Selling, General and Administrative Expense

The following table presents selling, general and administrative expense for the first quarter of 2011 and 2010 (in thousands, except percentages):

	Quarter Ended March 31, 2011		Quarter Ended March 31, 2010		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Selling, general and administrative	$7,934	23%	$7,175	27%	$759	11%

Selling, general and administrative expenses were 23% of revenue for first quarter of 2011, down from 27% in the same quarter one year ago. The increase in absolute dollars in selling, general and administrative expense in the first quarter of 2011 compared with the same quarter one year ago was $759,000, or 11%. This increase was driven primarily by an increase of $387,000 in labor costs primarily due to increased bonus compensation as well as headcount growth in our sales and marketing operations, and an increase of $172,000 in legal fees. In addition, recruiting expenses increased by $91,000 due to headcount additions and information technology expenses increased by $77,000 due to personnel growth and infrastructure investments.

Research and Development Expense

The following table presents research and development expense for the first quarter of 2011 and 2010 (in thousands, except percentages):

	Quarter Ended March 31, 2011		Quarter Ended March 31, 2010		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$5,972	17%	$4,582	17%	$1,390	30%

Research and development expenses were 17% of revenue for the first quarter of 2011, consistent with the same quarter one year ago, while total expenses increased by $1.4 million, or 30%. The increase in absolute dollars was driven primarily by an increase of $886,000 in labor expense due to headcount additions and sub-contractor costs, and an increase of $548,000 related to materials used for product development.

Provision for Income Taxes

The effective tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

We recorded an income tax provision of $726,000 for the first quarter of 2011 compared with $309,000 for the same quarter in 2010. This provision is related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

Liquidity and Capital Resources

Changes in Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities for the first quarter of 2011 and 2010 (in thousands):

	Quarter Ended March 31,
	2011	2010
Total cash provided by (used in):
Operating activities	$(12,724)	$2,419
Investing activities	(2,900)	(1,189)
Financing activities	8,962	250
Effect of exchange rate changes on cash and cash equivalents	(104)	(996)

Increase (decrease) in cash and cash equivalents	$(6,766)	$484

Net cash used in operating activities was $12.7 million for the first quarter of 2011. Although the Company generated net income, net of non-cash items, of $1.7 million, the usage of cash was driven by an increase in accounts receivable of $5.1 million, an increase of inventories of $3.5 million, and a decrease in other long-term liabilities of $5.6 million. The increase in accounts receivable was due to significant sales in the last two weeks of the quarter. The increase in inventories was related to anticipated product demand and planned larger quantities shipped by sea versus air to reduce freight costs. The decrease in other long-term liabilities was due to the reclassification to accrued liabilities of $5.4 million in settlement payments due to the SEC and DOJ in the first quarter of 2012 related to the Foreign Corrupt Practices Act matter, while settlement payments totaling $6.7 million were made to the SEC and DOJ during the first quarter of 2011. Net cash provided by operating activities was $2.4 million for the first quarter of 2010, which related primarily to an increase in accounts payable and accrued liabilities during the period.

Net cash used in investing activities was $2.9 million and $1.2 million for the first quarters of 2011 and 2010, respectively. Cash used in investing activities in the first quarter of 2011 and 2010 related to capital expenditures. Capital expenditures in the first quarter of 2011 were primarily focused on investments in a corporate research and development facility and information technology infrastructure. In 2010, capital expenditures were primarily focused on increasing our production capacity to meet anticipated increases in demand.

Net cash provided by financing activities was $9.0 million and $250,000 for the first quarters of 2011 and 2010, respectively. Net cash provided by financing activities in the first quarter of 2011 primarily resulted from proceeds from the issuance of common stock under our stock-based compensation plans, as well as the release of $8.0 million in restricted cash upon the settlement of the remaining principal balance of our convertible debentures. Net cash provided by financing activities in the first quarter of 2010 primarily resulted from proceeds from the issuance of common stock under our stock-based compensation plans.

Liquidity

As of March 31, 2011, we had approximately $33.1 million in cash and cash equivalents, and working capital of $51.5 million. As of March 31, 2011 we have accrued $7.7 million for the settlement of FCPA violations, with $5.4 million and $2.3 million payable in the first quarters of 2012 and 2013, respectively.

In April 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. Management believes that cash from operating activities, combined with available cash balances, will be sufficient to fund our operations, obligations as they become due, and capital equipment expenditures for at least the next twelve months. However, in the future, we may decide to supplement planned cash flow provided from operations by securing additional bank lines of credit, issuing debt or equity.

Short-term and Long-term Borrowings

Short-term borrowings

Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.3 million as of March 31, 2011) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 2.2%. Borrowings under the short-term loan agreement are unsecured and as of March 31, 2011 and December 31, 2010, the full amount of the loan was drawn.

Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of March 31, 2011) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of March 31, 2011 and December 31, 2010, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.

Maxwell SA entered into a lending agreement for the acquisition of manufacturing equipment in an amount up to 1.5 million Swiss Francs (approximately $1.6 million as of March 31, 2011). After the acquisition of the equipment was completed, the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 2.22%. As of March 31, 2011 and December 31, 2010, the balance of the obligation was $111,000 and $210,000, respectively, with final payment due in the third quarter of 2011.

Long-term borrowings

Maxwell SA has a 2.0 million Swiss Franc-denominated (approximately $2.2 million as of March 31, 2011) credit agreement with a Swiss bank, which renews every two years and bears interest at 2.5%. Borrowings under the credit agreement are unsecured and as of March 31, 2011 and December 31, 2010, the full amount available under the credit line was drawn.

The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 4.9% to 7.0%. At March 31, 2011 and December 31, 2010, $196,000 and $177,000, respectively, was outstanding under these financing agreements.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2010.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. In addition, our Swiss pension plan maintains certain plan investments in the Euro currency and changes in currency rates impact the reported amount of our net pension asset.

Fair Value Risk

We had a net pension asset of $5.6 million and $5.3 million at March 31, 2011 and December 31, 2010, respectively. As of the last fair value measurement date of December 31, 2010, the net pension asset included plan assets with a fair value of $30.7 million. The plan assets consisted of 55% debt and equity securities, 37% real estate and 8% cash and cash equivalents. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. We manage our risk by having a diversified portfolio.

Item 4.	Controls and Procedures

Our management evaluated, under the supervision and with the participation of our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the last fiscal quarter. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Date: May 5, 2011	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date: May 5, 2011	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary