Form 10-K/A
period 2010-12-31
MAXWELL TECHNOLOGIES INC
filed 2011-07-22
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-15477

MAXWELL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2390133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5271 Viewridge Court, Suite 100 San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

This Form 10-K/A (this “Amendment”) amends the Form 10-K filed by Maxwell Technologies, Inc. on March 10, 2011 to revise the disclosure under the heading “Evaluation of Disclosure Controls and Procedures” under “Item 9A. Controls and Procedures”. The amended disclosure includes revised language to (1) describe our disclosure controls and procedures in order to be consistent with and not modify the language that appears in the definition of “disclosure controls and procedures” set forth in Rule 13a-15(e) of the Exchange Act, and (2) to clearly state the date at which our Principal Executive Officer and Principal Financial Officer are concluding on the effectiveness of our disclosure controls and procedures.

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

No other item or disclosure appearing in the 2010 Annual Report on Form 10-K is affected by this Amendment. This report on Form 10-K/A is presented as of the filing date of the 2010 Annual Report on Form 10-K and does not reflect events occurring after that date, or modify or update other items or disclosures in the 2010 Annual Report on Form 10-K. Accordingly, this Amendment should be read in conjunction with the 2010 Annual Report on Form 10-K and our other filings with the SEC.

In this Amendment, “the Company,” “we”, “us” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of July 2011.

MAXWELL TECHNOLOGIES, INC.

By:	/s/ DAVID J. SCHRAMM
David J. Schramm
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. SCHRAMM David J. Schramm	President, Chief Executive Officer and Director	July 22, 2011

/s/ KEVIN S. ROYAL Kevin S. Royal	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	July 22, 2011

/s/ MARK ROSSI Mark Rossi	Director	July 22, 2011

/s/ JEAN LAVIGNE Jean Lavigne	Director	July 22, 2011

/s/ ROBERT L. GUYETT Robert L. Guyett	Director	July 22, 2011

/s/ JOSÉ CORTES José Cortes	Director	July 22, 2011

/s/ BURKHARD GOESCHEL Burkhard Goeschel	Director	July 22, 2011

/s/ ROGER HOWSMON Roger Howsmon	Director	July 22, 2011

/s/ YON YOON JORDEN Yon Yoon Jorden	Director	July 22, 2011