Form 10-Q
period 2011-06-30
MAXWELL TECHNOLOGIES INC
filed 2011-08-08
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

The number of shares of the registrant’s Common Stock outstanding as of August 1, 2011 is 27,978,177 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2011

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Actual results could differ materially from those estimates. In addition, operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2011.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$29,791	$39,829
Restricted cash	—	8,000
Trade and other accounts receivable, net of allowance for doubtful accounts of $366 and $151 at June 30, 2011 and December 31, 2010, respectively	35,791	27,141
Inventories, net	26,911	19,290
Prepaid expenses and other current assets	2,939	2,713

Total current assets	95,432	96,973
Property and equipment, net	24,952	20,129
Intangible assets, net	1,438	1,651
Goodwill	27,423	24,956
Pension asset	6,387	5,321
Other non-current assets	382	781

Total assets	$156,014	$149,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,758	$28,115
Accrued warranty	304	449
Accrued employee compensation	6,931	6,079
Short-term borrowings and current portion of long-term debt	3,685	3,511
Deferred tax liability	1,373	1,373

Total current liabilities	44,051	39,527
Deferred tax liability, long-term	1,166	1,166
Long-term debt, excluding current portion	2,504	12,608
Other long-term liabilities	3,070	8,487

Total liabilities	50,791	61,788

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 27,955 and 27,182 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,780	2,715
Additional paid-in capital	250,341	238,419
Accumulated deficit	(164,891)	(163,870)
Accumulated other comprehensive income	16,993	10,759

Total stockholders’ equity	105,223	88,023

Total liabilities and stockholders’ equity	$156,014	$149,811

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$38,463	$29,579	$73,722	$56,202
Cost of revenue	22,987	17,742	44,362	34,154

Gross profit	15,476	11,837	29,360	22,048
Operating expenses:
Selling, general and administrative	11,747	11,164	19,681	18,339
Research and development	5,297	3,954	11,269	8,536
Amortization of intangibles	51	51	102	132

Total operating expenses	17,095	15,169	31,052	27,007

Loss from operations	(1,619)	(3,332)	(1,692)	(4,959)
Interest expense, net	(25)	(48)	(61)	(98)
Amortization of debt discount and prepaid debt costs	—	(20)	(55)	(41)
Gain on embedded derivatives and warrants	—	1,226	1,086	4,475

Loss from operations before income taxes	(1,644)	(2,174)	(722)	(623)
Income tax provision (benefit)	(427)	410	299	719

Net loss	$(1,217)	$(2,584)	$(1,021)	$(1,342)

Net loss per share:
Basic and diluted	$(0.04)	$(0.10)	$(0.04)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	27,669	26,155	27,478	26,125

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(1,021)	$(1,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,095	2,738
Amortization of intangible assets	275	277
Amortization of debt discount and prepaid debt costs	55	41
Gain on embedded derivatives and warrants	(1,086)	(4,475)
Pension benefit	(54)	(100)
Stock-based compensation expense	1,706	1,366
Provision for losses on accounts receivable	203	30
Changes in operating assets and liabilities:
Trade and other accounts receivable	(7,628)	(3,928)
Inventories	(7,098)	(300)
Prepaid expenses and other assets	303	63
Accounts payable and accrued liabilities	3,167	7,936
Accrued employee compensation	688	625
Other long-term liabilities	(5,567)	(43)

Net cash provided by (used in) operating activities	(12,962)	2,888

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,291)	(3,308)

Net cash used in investing activities	(7,291)	(3,308)

FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(6,650)	(6,007)
Proceeds from long-term and short-term borrowings	6,472	5,791
Repurchase of shares	(121)	(122)
Proceeds from issuance of common stock under equity compensation plans	1,061	510
Release of restricted cash	8,000	—

Net cash provided by financing activities	8,762	172

Effect of exchange rate changes on cash and cash equivalents	1,453	(1,133)

Decrease in cash and cash equivalents	(10,038)	(1,381)
Cash and cash equivalents, beginning of period	39,829	29,582

Cash and cash equivalents, end of period	$29,791	$28,201

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context otherwise requires, all references to “Maxwell” and “the Company” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our Swiss subsidiary, Maxwell Technologies, SA.

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

Warranty Obligation

The Company provides product warranties on all product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure.

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss as reported	$(1,217)	$(2,584)	$(1,021)	$(1,342)
Foreign currency translation adjustment	5,308	(920)	6,060	(1,770)
Pension adjustment, net of taxes	90	—	174	—
Realized gain on investments	—	—	—	2

Comprehensive income (loss)	$4,181	$(3,504)	$5,213	$(3,110)

Net Loss per Share

In accordance with the Earnings Per Share Topic of the FASB ASC, basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of diluted net loss per share, as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator
Net loss	$(1,217)	$(2,584)	$(1,021)	$(1,342)

Denominator
Weighted average common shares outstanding – basic and diluted	27,669	26,155	27,478	26,125

Net loss per share
Basic and diluted	$(0.04)	$(0.10)	$(0.04)	$(0.05)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	June 30,
Common Stock	2011	2010
Outstanding options to purchase common stock	1,404	1,776
Restricted stock awards outstanding	259	234
Shares issuable on conversion of convertible debentures	—	514
Warrants to purchase common stock	—	462
Restricted stock unit awards	22	8

Change in Additional Paid in Capital

For the six months ended June 30, 2011, additional paid in capital increased $11.9 million related to shares issued for principal payments on convertible debt of $9.3 million and $2.7 million associated with the Company’s stock-based compensation plans, offset by $121,000 for the repurchase of shares.

Pending Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for the Company beginning in fiscal 2012. The Company does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

Note 2 – Balance Sheet Details (in thousands)

Inventories

	June 30, 2011	December 31, 2010
Raw material and purchased parts	$10,533	$11,238
Work-in-process	6,330	3,732
Finished goods	12,974	7,013
Inventory reserve	(2,926)	(2,693)

Net inventories	$26,911	$19,290

Intangible Assets

Intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of June 30, 2011:
Patents	$2,476	$(1,598)	$—	$878
Developed core technology	1,100	(1,242)	327	185
Patent license agreement	741	(417)	51	375

Total intangible assets at June 30, 2011	$4,317	$(3,257)	$378	$1,438

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2010:
Patents	$2,476	$(1,496)	$—	$980
Developed core technology	1,100	(1,160)	312	252
Patent license agreement	741	(341)	19	419

Total intangible assets at December 31, 2010	$4,317	$(2,997)	$331	$1,651

Goodwill

The change in the carrying amount of goodwill from December 31, 2010 to June 30, 2011 is as follows:

Balance at December 31, 2010	$24,956
Foreign currency translation adjustments	2,467

Balance at June 30, 2011	$27,423

Accrued Warranty

	Six Months Ended June 30,
	2011	2010
Beginning balance	$449	$588
Product warranty expense	86	367
Settlement of warranties	(155)	(421)
Other changes/adjustments	(76)	(33)

Ending balance	$304	$501

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

At the issuance date, the Debentures were convertible by the holder at any time into 1,315,789 common shares. The Company also issued 394,737 warrants in connection with the issuance of the Debentures; these warrants had an expiration date of December 20, 2010 and an exercise price of $19.00 at the issuance date. The exercise price, number of convertible shares and warrants were subject to adjustment upon certain events, such as the sale of equity securities by the Company. After the issuance date, the Company sold 6.1 million shares through various offerings at a price below $19.00 which adjusted the conversion and warrant price to $16.22. The change in warrant price increased the number of warrants to 462,461. In December 2010, the holders of the warrants exercised their right to purchase 462,461 shares of common stock, which resulted in the settlement of the stock warrants liability.

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

The interest paid with cash and principal converted into shares of common stock are as follows (in thousands):

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Value	Shares	Value	Shares
Conversion of principal into shares of common stock	$8,333	514	$—	—
Interest paid with cash	17	N/A	62	N/A

Total debenture payments	$8,350	514	$62	—

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

The Company accounted for the conversion options in the Debentures and the associated warrants as derivative liabilities in accordance with the Derivatives and Hedging Topic of the FASB ASC. The discount at the issuance date attributable to the aggregate fair value of the conversion options and warrants and the issuance costs totaling $9.2 million was amortized using the effective interest method over the term of the Debentures. The remaining unamortized discount was $47,000 at December 31, 2010. For the three months ended June 30, 2011 and 2010, $0 and $20,000, respectively, and $6,000 and $41,000 for the six months ended June 30, 2011 and 2010, respectively, of the discount and prepaid fees were amortized. Upon conversion of the remaining principal balance of the

Debentures into shares of the Company’s common stock in February 2011, the remaining unamortized discount was written off and is included in “amortization of debt discount and prepaid debt costs” in the consolidated statement of operations.

The change in fair value on revaluation of the conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period or conversion date and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The net fair value of the liability for the holder’s and Maxwell’s conversion rights at December 31, 2010 was a liability of $2.1 million which is included in “long-term debt, excluding current portion” in the consolidated balance sheet. The effect of the fair market value adjustment for the three months ended June 30, 2011 and 2010 was a $0 and $1.2 million gain, respectively, and a $78,000 and $4.5 million gain for the six months ended June 30, 2011 and 2010, respectively, which is recorded as “gain on embedded derivatives and warrants” in the consolidated statement of operations.

The fair value of the embedded conversion options was estimated on December 31, 2010 using the Black-Scholes valuation model with the following assumptions:

Black-Scholes Assumptions:
Conversion / exercise price	$16.22
Market price	$18.89
Expected dividends	—
Expected volatility	52.6%
Average risk-free interest rate	0.25%
Expected term/life (in years)	0 .7

As long as the Debentures were outstanding, the Company was required to maintain a minimum cash balance of $8.0 million. This amount was classified as restricted cash at December 31, 2010. The cash restriction was released in February 2011 when the outstanding principal amount of the convertible debentures was converted to shares of the Company’s common stock.

Note 4 – Fair Value Measurements

The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of June 30, 2011, the financial instruments to which this topic applied were financial assets for foreign currency forward contracts, which are valued using quoted market prices. As of June 30, 2011, the fair value of these foreign currency forward contracts was $244,000 (asset), which is recorded in “prepaid expenses and other current assets” in the consolidated balance sheet.

The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.

The convertible debentures issued on December 20, 2005 were evaluated and determined not to be conventional convertible debentures and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement, the embedded conversion features were bifurcated and have been accounted for as derivative liability instruments until settled in February 2011. The stock warrants issued on December 20, 2005 in conjunction with the convertible debentures were also evaluated and determined to be a derivative instrument and, therefore, were classified as a liability on the balance sheet until exercised in December 2010. The accounting guidance requires that the conversion features and warrants be recorded at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The fair values of the embedded conversion options and stock warrants are based on Black-Scholes fair value calculations. In December 2010, the stock warrants were exercised, and in February 2011, the remaining $8.3 million principal balance was converted into shares of the Company’s common stock, therefore, there was no fair value measurement to be made as of June 30, 2011.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type (in thousands):

Description	Convertible[1] Debentures
Beginning liability balance, December 31, 2010	$2,093
Total realized gain included in net loss	(1,086)
Liability settled on conversion of Debentures	(1,007)

Ending liability balance, June 30, 2011	$—

[1]

Refer to Note 3 – Convertible Debentures for the valuation model and unobservable data used to calculate the fair value of the conversion features of the convertible debentures and warrants issued by the Company.

Note 5 – Foreign Currency Derivative Instruments

Maxwell uses forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in one month. These contracts are considered economic hedges and are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instrument is recognized currently in the consolidated statement of operations.

Net gains (losses) on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$(122)	$87	$(238)	$355
Selling, general and administrative	1,958	(81)	2,015	(270)

Total	$1,836	$6	$1,777	$85

As of June 30, 2011, the total notional amount of foreign currency forward contracts not designated as hedges was $26.1 million. The fair value of these derivatives was $244,000 (asset) at June 30, 2011. For additional information, refer to Note 4 – Fair Value Measurement.

The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$138	$(133)	$223	$(304)
Selling, general and administrative	(2,088)	19	(2,189)	169

Total	$(1,950)	$(114)	$(1,966)	$(135)

Note 6 – Stock Plans

The Company has two active stock-based compensation plans as of June 30, 2011: the 2004 Employee Stock Purchase Plan and the 2005 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.

Stock Options

Compensation expense recognized from employee stock options for the three months ended June 30, 2011 and 2010 was $336,000 and $384,000, respectively, and $815,000 and $800,000 for the six months ended June 30, 2011 and 2010, respectively. No stock options were granted during the six months ended June 30, 2011. During the three and six months ended June 30, 2010, the Company granted 5,000 and 200,650 employee stock options, respectively, with an average grant date fair value per share of $7.70 and $9.09, respectively. The fair value of stock options was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Expected dividends	—	—
Expected volatility	69.2%	69.4%
Average risk-free interest rate	2.3%	2.7%
Expected term/life (in years)	4.8	4.8

Restricted Stock Awards

During the three months ended June 30, 2011 and 2010, the Company granted 2,900 and 4,384 shares, respectively, subject to restricted stock awards with an average grant date fair value per share of $16.46 and $11.40, respectively. During the six months ended June 30, 2011 and 2010, the Company granted 215,916 and 32,000 shares, respectively, subject to restricted stock awards with an average grant date fair value per share of $18.94 and $15.71, respectively. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service based restricted stock	$234	$224	$465	$391
Performance based restricted stock	90	70	150	(12)

Total compensation expense recognized for restricted stock awards	$324	$294	$615	$379

Restricted Stock Units

During the six months ended June 30, 2011, non-employee directors of the Company were granted a total of 22,036 restricted stock units, with an average grant date fair value per share of $19.06, which vest one year from the date of grant, as part of their annual retainer compensation. No restricted stock units were granted during the three months ended June 30, 2011. During the three and six months ended June 30, 2010, non-employee directors of the Company were granted a total of 4,384 and 8,416 restricted stock units, respectively, with an average grant date fair value per share of $11.40 and $11.87, respectively, which were fully vested on the date of grant, in payment of their quarterly retainer fees. As of January 1, 2011, the Company began paying the quarterly retainer in cash instead of restricted stock units.

Total compensation expense recognized for service-based restricted stock unit awards was $105,000 and $50,000 during the three months ended June 30, 2011 and 2010, respectively, and $163,000 and $100,000 for the six months ended June 30, 2011 and 2010, respectively.

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

Compensation expense recognized for the ESPP for the three months ended June 30, 2011 and 2010 was $24,000 and $15,000, respectively, and $113,000 and $87,000 for the six months ended June 30, 2011 and 2010, respectively. The fair value of the ESPP shares issued during the offering period is estimated using the Black-Scholes valuation model for a call and a put option, and by using the following assumptions:

	For the offering period beginning January 1 and ending June 30,
	2011	2010
Expected dividends	$—	$—
Market price	18.89	17.84
Expected volatility	48.1%	53.3%
Average risk-free interest rate	0.19%	0.20%
Expected life/term (in years)	0.5	0.5
Fair value per share	$5.51	$5.35

Stock-based Compensation Expense

Compensation cost for restricted stock, restricted stock units, employee stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$84	$89	$203	$205
Selling, general and administrative	597	575	1,242	1,068
Research and development	108	79	261	93

Total stock-based compensation expense	$789	$743	$1,706	$1,366

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

Components of net periodic pension income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$202	$148	$388	$303
Interest cost	182	144	351	295
Expected return on plan assets	(412)	(350)	(793)	(717)
Prior service cost amortization	—	9	—	19

Net periodic pension income	$(28)	$(49)	$(54)	$(100)

Employer contributions of $200,000 and $149,000 were paid during the three months ended June 30, 2011 and 2010, respectively. Total employer contributions of $385,000 and $308,000 were paid during the six months ended June 30, 2011 and 2010, respectively. Additional employer contributions of approximately $296,000 are expected to be paid during the remainder of fiscal 2011.

Note 8 – Legal Proceedings

There have been no material changes from the legal proceedings disclosed in Note 13 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 except for developments related to the derivative suit and the customer claim described below.

Shareholder Derivative Suit

In August 2010, a shareholder derivative action was filed in the Superior Court for San Diego County, California, allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors alleging, among other claims, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint was titled Lozides v. Schramm et al. and alleged that the individual defendants allowed the Company to violate the U.S. Foreign Corrupt Practices Act (“FCPA”) and failed to maintain internal controls and accounting systems for compliance with the FCPA. In September 2010, Washtenaw County Employees’ Retirement System v. Guyett et al., another derivative action, was filed in the same court against certain of the Company’s current and former officers and directors, as well as a member of the Company’s management team, alleging substantially similar claims. In October 2010, the two actions were consolidated. The amended consolidated shareholder derivative complaint was filed on March 24, 2011 against certain of the Company’s current and former directors and officers, as well as members of the Company’s management team, bringing similar claims as the previous complaints. On May 6, 2011, the defendants filed a demurrer (motion to dismiss) for all claims asserted under the complaint. On June 23, 2011, the plaintiffs filed an opposition to this demurrer contesting the validity of the defendants’ grounds for dismissal. There is a hearing scheduled for August 12, 2011, wherein the court will consider the parties’ respective filings. Because the consolidated action is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, the Company cannot predict the ultimate outcome of this action and therefore has not accrued an amount for any potential costs associated with this action.

Customer Claim

In 2005, a customer claimed a possible defect in a product that was produced for the Company’s Swiss subsidiary, Maxwell SA, under contract by a third party manufacturer, Epcos AG, and resold to the customer. In July 2011, the Company reached an agreement in principal with the customer to settle any and all claims for consideration of 1.8 million Euro (approximately $2.6 million as of June 30, 2011), with 500,000 Euro (approximately $725,000 as of June 30, 2011) payable to the customer up front and the remaining amount of 1.3 million Euro (approximately $1.9 million as of June 30, 2011) available to the customer as a discount on future purchases of the Company’s products. This agreement is not yet final, and is therefore subject to change until a written agreement between the parties is executed. The Company is continuing to pursue recovery of damages from the manufacturer of the defective product, but at this time is unable to ascertain the amount of the recovery, if any. The anticipated settlement amount of 1.8 million Euro (approximately $2.6 million as of June 30, 2011) due from the Company to the customer has been fully accrued in the consolidated balance sheet as of June 30, 2011.

Note 9 – Subsequent Event

In July 2011, the Company entered into a memorandum of understanding with a financial institution to obtain a line of credit to borrow up to $27.5 million, with $15 million of the line of credit available to support increases in working capital and $12.5 million available to provide long term financing for capital expenditures and commercial real estate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “Maxwell,” “the Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our Swiss subsidiary, Maxwell Technologies, SA.

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Six Months Ended June 30, 2011

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Off Balance Sheet Arrangements

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

In Q2 2011, revenues were $38.5 million, representing an increase of 30% compared with the same period one year ago. This revenue growth is primarily attributable to increased ultracapacitor product sales, which grew in Q2 2011 by 54% compared with Q2 2010. Ultracapacitor cells and modules for wind turbine blade pitch systems, and for hybrid and electric drive systems for public transit vehicles continue to be the main drivers of ultracapacitor sales growth, along with increasing contributions from a stop-start idle elimination system for autos in Europe and various backup power applications. Sales of microelectronics and high-voltage capacitor products were $14.0 million for Q2 2011, up 2% from Q2 2010, and both of these mature product lines continued to make significant contributions to the bottom line.

Overall gross profit in Q2 2011 was 40%, which is in line with our target for gross profit. Long-term improvements in gross profit have been driven mainly by significantly improved profitability for our ultracapacitor products related to increased sales volume and reduced manufacturing costs. In 2010, we generated positive cash flow from operations of $8.7 million, reflecting our efforts to expand revenues while better managing manufacturing costs and operating expenses. As of June 30, 2011, we had cash and cash equivalents of $29.8 million, which we believe will be sufficient to fund operations for at least the next twelve months. In addition, in July 2011, we entered into a memorandum of understanding with a financial institution to obtain a line of credit to borrow up to $27.5 million. In the future, we may decide to supplement these sources of cash by issuing debt or equity.

Going forward, we will continue to focus on growing our business and strengthening our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus will be to grow our ultracapacitor business through continued market penetration in primary applications, including automotive, transportation and wind energy. In order to achieve our growth objectives, we will need to overcome risks and challenges facing our business. Significant risks and challenges we face include the ability to achieve and maintain profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; and hiring, developing, training and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on achieving higher profit margins and managing operating costs, and on developing new products and promoting the value proposition of our products over competing technologies. In addition, we are in the process of augmenting current manufacturing capacity and infrastructure in order to accommodate our planned growth. We believe that the Company is well positioned to continue to accelerate the financial and operational progress exhibited by our recent results of operations.

Highlights of the Six Months Ended June 30, 2011

During the six months ended June 30, 2011, we continued to focus on developing strategic alliances, introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes. Some of these efforts are described below:

•	In June, we introduced a 12-volt ultracapacitor module that ensures reliable engine starting for commercial trucks and other heavy vehicles.

•

In May, we announced that we were selected to supply ultracapacitors to Flextronics Automotive, a segment of Flextronics and a leading global automotive supplier, for the energy storage module of a recuperation system that Flextronics Automotive will produce to reduce fuel consumption and emissions in commercial vehicles.

•

In April, we announced that ShinMaywa Industries, Ltd., a leading Japanese producer of special purpose trucks, designed Maxwell’s BOOSTCAP® ultracapacitors into an all-electric loading mechanism for garbage trucks that eliminates fuel consumption, CO2 emissions and noise during loading and unloading.

•

In March, we announced that the North American office of United Kingdom’s Vehicle Certification Agency has granted European Economic Community -Type Approval and Conformity of Production clearance to Maxwell’s 125-volt Heavy Transportation Module.

•

In March, we announced that we were awarded a $7 million cost-shared technology development contract by the United States Advanced Battery Consortium LLC to develop an advanced energy storage system for power-assist hybrid electric vehicles.

•

In February, we announced that a leading producer of instrument transformers for the Russian utility grid selected CONDIS®capacitive voltage dividers produced by Maxwell’s Swiss subsidiary for integration into thousands of capacitive voltage transformers that will be installed over the next several years as part of a multi-billion dollar renovation of Russia’s utility infrastructure.

•

In February, we introduced a 56-volt ultracapacitor module designed specifically to address the short-term ride-through and bridge power requirements of uninterruptible power supply systems for mission-critical installations such as data centers, hospitals, factories and telecommunication facilities.

Results of Operations

The Second Quarter of 2011 Compared with the Second Quarter of 2010

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended June 30,
	2011	2010
Revenue	100%	100%
Cost of revenue	60%	60%

Gross profit	40%	40%
Operating expenses:
Selling, general and administrative	30%	38%
Research and development	14%	13%

Total operating expenses	44%	51%

Loss from operations	(4)%	(11)%
Other income, net	—	4%

Loss from operations before income taxes	(4)%	(7)%
Income tax provision (benefit)	(1)%	2%

Net loss	(3)%	(9)%

Net loss reported for the three months ended June 30, 2011 was $1.2 million, or $0.04 per diluted share, compared with a net loss of $2.6 million, or $0.10 per diluted share, in the same quarter one year ago. During the three months ended June 30, 2011 and 2010, we recorded accruals for settlements of legal matters of $2.6 million and $3.4 million, respectively. Further, during the three months ended June 30, 2010, we recorded a gain on embedded derivatives and warrants of $1.2 million. During the current period, we continued to achieve improved operating results due to revenue growth combined with a reduction in operating expenses as a percent of revenue.

Revenue and Gross Profit

The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended June 30, 2011 and 2010 (in thousands, except percentages):

	Quarter Ended June 30, 2011		Quarter Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Revenue	$38,463	100%	$29,579	100%	$8,884	30%
Cost of revenue	22,987	60%	17,742	60%	5,245	30%

Gross profit	$15,476	40%	$11,837	40%	$3,639	31%

Revenue. In the second quarter of 2011, revenue increased 30% to $38.5 million, compared with $29.6 million in the same quarter one year ago. The increase in revenue was influenced primarily by higher volume in our ultracapacitor product line associated with continuing strong demand for energy storage and power delivery systems for wind energy, hybrid energy and electric transit vehicles, and micro hybrid automotive systems.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the quarter ended June 30, 2011 compared with the same period one year ago, revenue was positively impacted by $2.4 million.

Gross Profit. In the second quarter of 2011, gross profit increased $3.6 million or 31% compared with the same quarter one year ago. As a percentage of revenue, gross profit was 40%, consistent with the same period one year ago. Of the increase in gross profit in absolute dollars, $3.6 million related to an increase in the volume of sales, and $268,000 was due to net reductions in product costs.

Offsetting these increases was a decrease in gross profit in absolute dollars of $184,000 related to decreased net foreign exchange gains recorded in the three months ended June 30, 2011 compared with the same quarter one year ago. We hedge intercompany and third-party asset and liability balances denominated in currencies other than the local currency. The net foreign exchange gains or losses recognized are the transaction gains and losses incurred on the hedged assets and liabilities, net of the gains and losses realized on the hedge contracts.

Selling, General and Administrative Expense

The following table presents selling, general and administrative expense for the second quarter of 2011 and 2010 (in thousands, except percentages):

	Quarter Ended June 30, 2011		Quarter Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Selling, general and administrative	$11,747	30%	$11,164	38%	$583	5%

Selling, general and administrative expenses were 30% of revenue for second quarter of 2011, down from 38% in the same quarter one year ago. The increase in absolute dollars in selling, general and administrative expense in the second quarter of 2011 compared with the same quarter one year ago was $583,000, or 5%. This increase was driven primarily by an increase of $978,000 in labor costs primarily due to increased bonus compensation as well as headcount growth in our sales and marketing operations, and an increase of $285,000 in fees associated with legal and other external service providers. These increases were offset by a decrease in net foreign exchange losses of $1.1 million. In the second quarter of 2011, we recorded net foreign exchange losses of $131,000 compared with $1.2 million in net foreign exchange losses in the same quarter one year ago. The remainder of the increase in selling, general and administrative expenses is due to increases in various expense categories driven primarily by the ongoing growth of the Company. Increased legal fees during the quarter ended June 30, 2011 compared to the same quarter one year ago relate to ongoing legal matters, including indemnification of certain past officers concerning the FCPA matter, efforts related to protection of our intellectual property, and other corporate matters. Due to the ongoing nature of these matters, we anticipate incurring legal fees in excess of historical levels for the remainder of 2011.

Research and Development Expense

The following table presents research and development expense for the second quarter of 2011 and 2010 (in thousands, except percentages):

	Quarter Ended June 30, 2011		Quarter Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$5,297	14%	$3,954	13%	$1,343	34%

Research and development expenses were 14% of revenue for the second quarter of 2011, up from 13% in the same quarter one year ago, while total expenses increased by $1.3 million, or 34%. The increase in absolute dollars was driven primarily by an increase of $774,000 in labor expense due to headcount additions and sub-contractor costs, and an increase of $496,000 related to materials used for product development.

Provision for Income Taxes

The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

We recorded an income tax benefit of $427,000 for the second quarter of 2011 compared with an income tax provision of $410,000 for the same quarter in 2010. During the second quarter of 2011, we recorded a tax benefit of $565,000 related to an accrual for the anticipated settlement of a legal matter by our Swiss subsidiary. Excluding this impact, we recorded a tax provision of $138,000 related to income generated by our Swiss subsidiary for the second quarter of 2011, compared with a tax provision of $410,000 for the same quarter in 2010. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

The Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Six Months Ended June 30,
	2011	2010
Revenue	100%	100%
Cost of revenue	60%	61%

Gross profit	40%	39%
Operating expenses:
Selling, general and administrative	27%	33%
Research and development	15%	15%

Total operating expenses	42%	48%

Loss from operations	(2)%	(9)%
Other income, net	1%	8%

Loss from operations before income taxes	(1)%	(1)%
Income tax provision	1%	1%

Net loss	(2)%	(2)%

Net loss reported for the six months ended June 30, 2011 was $1.0 million, or $0.04 per diluted share, compared with a net loss of $1.3 million, or $0.05 per diluted share, in the same quarter one year ago. During the six months ended June 30, 2011 and 2010, we recorded accruals for settlements of legal matters of $2.6 million and $3.4 million, respectively. Further, during the six months ended June 30, 2011 and 2010, we recorded gains on embedded derivatives and warrants of $1.1 million and $4.5 million, respectively. During the six months ended June 30, 2011, we continued to achieve improved operating results due to revenue growth combined with improvements in gross profit and operating margins.

Revenue and Gross Profit

The following table presents revenue, cost of revenue and gross profit for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Revenue	$73,722	100%	$56,202	100%	$17,520	31%
Cost of revenue	44,362	60%	34,154	61%	10,208	30%

Gross profit	$29,360	40%	$22,048	39%	$7,312	33%

Revenue. During the six months ended June 30, 2011, revenue increased 31% to $73.7 million, compared with $56.2 million in the same period one year ago. The increase in revenue was influenced primarily by higher volume in our ultracapacitor product line associated with continuing strong demand for energy storage and power delivery systems for wind energy, hybrid energy and electric transit vehicles, and micro hybrid automotive systems.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the six months ended June 30, 2011 compared with the same period one year ago, revenue was positively impacted by $2.9 million.

Gross Profit. During the six months ended June 30, 2011, gross profit increased $7.3 million or 33% compared with the same period one year ago. As a percentage of revenue, gross profit increased to 40% compared with 39% in the same period one year ago. Of the increase in gross profit in absolute dollars, $6.9 million related to an increase in the volume of sales and $828,000 was due to net reductions of product costs. Offsetting these increases was a decrease in gross profit in absolute dollars of $390,000 related to net foreign exchange losses recorded in the six months ended June 30, 2011 compared with net foreign exchanges gains recorded in the same period one year ago. We hedge intercompany and third-party asset and liability balances denominated in currencies other than the local currency. The net foreign exchange gains or losses recognized are the transaction gains and losses incurred on the hedged assets and liabilities, net of the gains and losses realized on the hedge contracts.

Selling, General and Administrative Expense

The following table presents a comparison of selling, general and administrative expense for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
.	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Selling, general and administrative	$19,681	27%	$18,339	33%	$1,342	7%

Selling, general and administrative expenses were 27% of revenue for the six months ended June 30, 2011, down from 33% in the same period one year ago, and total expenses increased $1.3 million, or 7%, from the same period one year ago. This increase was driven primarily by an increase of $1.4 million in labor costs primarily due to increased bonus compensation as well as headcount growth in our sales and marketing operations, an increase of $482,000 in fees associated with legal and other external service providers, and an increase of $202,000 in information technology expenses due to infrastructure investments, offset by a decrease in net foreign exchange losses of $1.3 million. In the six months ended June 30, 2011, we recorded net foreign exchange losses of $227,000 compared with $1.5 million in net foreign exchange losses in the same quarter one year ago. The remainder of the increase in selling, general and administrative expenses is due to increases in various expense categories driven primarily by the ongoing growth of the Company. Increased legal fees during the six months ended June 30, 2011 compared to the same period one year ago relate to ongoing legal matters, including indemnification of certain past officers concerning the FCPA matter, efforts related to protection of our intellectual property, and other corporate matters. Due to the ongoing nature of these matters, we anticipate incurring legal fees in excess of historical levels for the remainder of 2011.

Research and Development Expense

The following table presents research and development expense for the six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$11,269	15%	$8,536	15%	$2,733	32%

Research and development expenses were 15% of revenue for the six months ended June 30, 2011, consistent with the same period one year ago, while total expenses increased by $2.7 million, or 32%. The increase in absolute dollars was driven primarily by an increase of $1.7 million in labor expense due to headcount additions and sub-contractor costs, and an increase of $1.0 million related to materials used for product development.

Provision for Income Taxes

The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

We recorded an income tax provision of $299,000 for the six months ended June 30, 2011, compared with an income tax provision of $719,000 for the same period in 2010. During the second quarter of 2011, we recorded a tax benefit of $565,000 related to an accrual for the anticipated settlement of a legal matter by our Swiss subsidiary. Excluding this impact, we recorded a tax provision of $864,000 related to income generated by our Swiss subsidiary for the six months ended June 30, 2011, compared with a tax provision of $719,000 for the same period in 2010. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

Liquidity and Capital Resources

Changes in Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Total cash provided by (used in):
Operating activities	$(12,962)	$2,888
Investing activities	(7,291)	(3,308)
Financing activities	8,762	172
Effect of exchange rate changes on cash and cash equivalents	1,453	(1,133)

Decrease in cash and cash equivalents	$(10,038)	$(1,381)

Net cash used in operating activities was $13.0 million for the six months ended June 30, 2011. Although we generated $3.2 million from net loss excluding non-cash items, the usage of cash was driven primarily by an increase in accounts receivable of $7.6 million and an increase in inventories of $7.1 million. The increase in accounts receivable was due to revenue growth as well as significant sales in the last month of the quarter. The increase in inventories was related to anticipated product demand. In addition, we made settlement payments totaling $6.7 million to the SEC and DOJ during the first quarter of 2011. Excluding this impact, and the reclassification of $5.4 million from other long-term liabilities, cash flows were positively impacted by a $4.9 million increase in accounts payable and accrued liabilities, which correlates to the increase in inventory. Net cash provided by operating activities was $2.9 million for the six months ended June 30, 2010, which related primarily to an increase in accounts payable and accrued liabilities, offset by an increase in accounts receivable.

Net cash used in investing activities was $7.3 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively, and related to capital expenditures. Capital expenditures in the six months ended June 30, 2011 were primarily focused on investments in a corporate research and development facility, information technology infrastructure and increased production capacity. In 2010, capital expenditures were primarily focused on increasing our production capacity to meet anticipated increases in demand.

Net cash provided by financing activities was $8.8 million and $172,000 for the six months ended June 30, 2011 and 2010, respectively. Net cash provided by financing activities in the six months ended June 30, 2011 primarily resulted from proceeds from the issuance of common stock under our stock-based compensation plans of $1.1 million, as well as the release of $8.0 million in restricted cash upon the settlement of the remaining principal balance of our convertible debentures. Net cash provided by financing activities in the six months ended June 30, 2010 primarily resulted from proceeds from the issuance of common stock under our stock-based compensation plans.

Liquidity

As of June 30, 2011, we had approximately $29.8 million in cash and cash equivalents, and working capital of $51.4 million. As of June 30, 2011, we have accrued $7.7 million for the settlement of FCPA violations, with $5.4 million and $2.3 million payable in the first quarters of 2012 and 2013, respectively. In addition, we have accrued approximately $2.6 million for the anticipated settlement of a customer dispute, of which approximately $725,000 is anticipated to be paid in cash during the last half of 2011, with the remaining amount available to the customer as a discount on future purchases of our products in 2012 and 2013. This settlement is not yet final, and is therefore subject to change until a written agreement between the parties is executed.

Management believes that cash from operating activities, combined with available cash balances, will be sufficient to fund our operations, obligations as they become due, and capital equipment expenditures for at least the next twelve months. In addition, in July 2011, we entered into a memorandum of understanding with a financial institution to obtain a line of credit to borrow up to $27.5 million. In the future, we may decide to supplement planned cash flow provided from operations and the anticipated line of credit by issuing debt or equity. In April 2011, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. While we have no immediate plans to sell stock or issue debt, the shelf-registration statement will allow us to do so opportunistically in order to minimize dilution to current shareholders.

As of June 30, 2011, the amount of cash and short-term investments held by foreign subsidiaries was $5.5 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay U.S. taxes to repatriate these funds. However, due to the Company’s substantial net operating loss carryforwards, repatriation would have an immaterial impact on the Company’s current tax rate and cash flows.

Short-term and Long-term Borrowings

Short-term borrowings

Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.6 million as of June 30, 2011) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 2.2%. Borrowings under the short-term loan agreement are unsecured and as of June 30, 2011 and December 31, 2010, the full amount of the loan was drawn.

Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.2 million as of June 30, 2011) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of June 30, 2011 and December 31, 2010, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.

Maxwell SA entered into a lending agreement for the acquisition of manufacturing equipment in an amount up to 1.5 million Swiss Francs. After the acquisition of the equipment was completed, the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 2.22%. As of June 30, 2011 and December 31, 2010, the balance of the obligation was $0 and $210,000, respectively, with the final payment made in the second quarter of 2011.

Long-term borrowings

Maxwell SA has a 2.0 million Swiss Franc-denominated (approximately $2.4 million as of June 30, 2011) credit agreement with a Swiss bank, which renews every two years and bears interest at 2.5%. Borrowings under the credit agreement are unsecured and as of June 30, 2011 and December 31, 2010, the full amount available under the credit line was drawn.

The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 4.9% to 7.0%. At June 30, 2011 and December 31, 2010, $240,000 and $177,000, respectively, was outstanding under these financing agreements.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2010.

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

Fair Value Risk

We had a net pension asset of $6.4 million and $5.3 million at June 30, 2011 and December 31, 2010, respectively. As of the last fair value measurement date of December 31, 2010, the net pension asset included plan assets with a fair value of $30.7 million. The plan assets consisted of 55% debt and equity securities, 37% real estate and 8% cash and cash equivalents. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. We manage our risk by having a diversified portfolio.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2, 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. **

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2011	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date: August 8, 2011	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary