Form 10-K/A
period 2010-12-31
MAXWELL TECHNOLOGIES INC
filed 2011-08-11
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

This Form 10-K/A (this “Amendment”) amends the Form 10-K filed by Maxwell Technologies, Inc. on March 10, 2011. On July 22, 2011, we filed Amendment No. 1 to our Form 10-K to revise the disclosure under the heading “Evaluation of Disclosure Controls and Procedures” under “Item 9A. Controls and Procedures”, however, we inadvertently omitted the certifications of our Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002. This Amendment No. 2 on Form 10-K/A is made solely to include the required certifications.

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

PART II

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

1

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

Exhibits: See the exhibit index to this amendment on Form 10-K/A, which is incorporated herein by reference.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August 2011.

MAXWELL TECHNOLOGIES, INC.

By:	/S/ DAVID J. SCHRAMM
David J. Schramm President and Chief Executive Officer Duly Authorized Representative

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.