Form 10-Q
period 2011-09-30
MAXWELL TECHNOLOGIES INC
filed 2011-11-07
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

The number of shares of the registrant’s Common Stock outstanding as of November 1, 2011 is 28,133,679 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2011

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

In the opinion of management, these unaudited statements contain all adjustments (consisting of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation for the periods presented as required by Regulation S-X, Rule 10-01.

In addition, operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2011.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$30,988	$39,829
Restricted cash	—	8,000
Trade and other accounts receivable, net of allowance for doubtful accounts of $457 and $151 at September 30, 2011 and December 31, 2010, respectively	31,838	27,141
Inventories, net	27,965	19,290
Prepaid expenses and other current assets	3,191	2,713

Total current assets	93,982	96,973
Property and equipment, net	26,985	20,129
Intangible assets, net	1,259	1,651
Goodwill	25,592	24,956
Pension asset	6,125	5,321
Other non-current assets	246	781

Total assets	$154,189	$149,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,340	$28,115
Accrued warranty	261	449
Accrued employee compensation	7,037	6,079
Short-term borrowings and current portion of long-term debt	3,409	3,511
Deferred tax liability	1,373	1,373

Total current liabilities	44,420	39,527
Deferred tax liability, long-term	1,166	1,166
Long-term debt, excluding current portion	2,292	12,608
Other long-term liabilities	3,028	8,487

Total liabilities	50,906	61,788

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 28,123 and 27,182 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,797	2,715
Additional paid-in capital	252,525	238,419
Accumulated deficit	(164,593)	(163,870)
Accumulated other comprehensive income	12,554	10,759

Total stockholders’ equity	103,283	88,023

Total liabilities and stockholders’ equity	$154,189	$149,811

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$41,096	$31,452	$114,818	$87,654
Cost of revenue	24,547	19,130	68,909	53,284

Gross profit	16,549	12,322	45,909	34,370
Operating expenses:
Selling, general and administrative	9,544	8,747	29,225	27,086
Research and development	5,707	4,432	16,976	12,968
Amortization of intangibles	51	50	153	182

Total operating expenses	15,302	13,229	46,354	40,236

Income (loss) from operations	1,247	(907)	(445)	(5,866)
Interest expense, net	(27)	(46)	(88)	(144)
Amortization of debt discount and prepaid debt costs	—	(21)	(55)	(62)
Gain (loss) on embedded derivatives and warrants	—	(814)	1,086	3,661

Income (loss) from operations before income taxes	1,220	(1,788)	498	(2,411)
Income tax provision	922	562	1,221	1,281

Net income (loss)	$298	$(2,350)	$(723)	$(3,692)

Net income (loss) per share:
Basic	$0.01	$(0.09)	$(0.03)	$(0.14)
Diluted	$0.01	$(0.09)	$(0.03)	$(0.14)
Weighted average common shares outstanding:
Basic	27,733	26,195	27,564	26,149
Diluted	28,161	26,195	27,564	26,149

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(723)	$(3,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,335	4,071
Amortization of intangible assets	422	404
Amortization of debt discount and prepaid debt costs	55	62
Gain on embedded derivatives and warrants	(1,086)	(3,661)
Pension benefit	(83)	(153)
Stock-based compensation expense	2,440	2,043
Provision for (recovery of) losses on accounts receivable	304	(119)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(4,430)	(3,831)
Inventories	(8,621)	(1,083)
Prepaid expenses and other assets	722	(242)
Accounts payable and accrued liabilities	4,204	13,584
Accrued employee compensation	954	1,171
Other long-term liabilities	(5,583)	(59)

Net cash provided by (used in) operating activities	(7,090)	8,495

INVESTING ACTIVITIES:
Purchases of property and equipment	(10,994)	(6,626)

Net cash used in investing activities	(10,994)	(6,626)

FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(10,254)	(8,944)
Proceeds from long-term and short-term borrowings	10,047	8,718
Repurchase of shares	(154)	(148)
Proceeds from issuance of common stock under equity compensation plans	2,561	1,210
Release of restricted cash	8,000	—

Net cash provided by financing activities	10,200	836

Effect of exchange rate changes on cash and cash equivalents	(957)	(210)

Increase (decrease) in cash and cash equivalents	(8,841)	2,495
Cash and cash equivalents, beginning of period	39,829	29,582

Cash and cash equivalents, end of period	$30,988	$32,077

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unless the context otherwise requires, all references to “Maxwell” and “the Company” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to the Company’s Swiss subsidiary, Maxwell Technologies, SA.

Note 1 – Description of Business and Basis of Presentation

Description of Business

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California and has two manufacturing locations (San Diego, California and Rossens, Switzerland). In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

•

Ultracapacitors: The Company’s primary focus, ultracapacitors, are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. The Company’s ultracapacitor cells and multi-cell packs and modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including transportation, energy, consumer and industrial electronics and telecommunications.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, including deferred income taxes, the incurrence of warranty obligations, impairment of goodwill and other intangible assets, estimation of the cost to complete certain projects, and estimation of the value of stock-based compensation awards, including the probability that the performance criteria of restricted stock awards will be met.

Warranty Obligation

The Company provides product warranties on all product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure.

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) as reported	$298	$(2,350)	$(723)	$(3,692)
Foreign currency translation adjustment	(4,399)	4,866	1,661	3,096
Pension adjustment, net of taxes	(40)	—	134	—
Realized gain on investments	—	—	—	2

Comprehensive income (loss)	$(4,141)	$2,516	$1,072	$(594)

Net Income (Loss) per Share

In accordance with the Earnings Per Share Topic of the FASB ASC, basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted income per share includes the impact of additional common shares that would have been outstanding if dilutive potential common shares were issued. Potentially dilutive securities are not considered in the calculation of diluted net loss per share, as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator
Net income (loss)	$298	$(2,350)	$(723)	$(3,692)

Denominator
Weighted average common shares outstanding	27,733	26,195	27,564	26,149
Effect of potentially dilutive securities
Options to purchase common stock	410	—	—	—
Restricted stock awards	8	—	—	—
Restricted stock unit awards	10	—	—	—

Weighted average common shares outstanding, assuming dilution	28,161	26,195	27,564	26,149

Net income (loss) per share
Basic	$0.01	$(0.09)	$(0.03)	$(0.14)
Diluted	$0.01	$(0.09)	$(0.03)	$(0.14)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Outstanding options to purchase common stock	344	1,712	1,248	1,712
Restricted stock awards outstanding	141	210	183	210
Shares issuable on conversion of convertible debentures	—	514	—	514
Warrants to purchase common stock	—	462	—	462
Restricted stock unit awards	22	11	22	11

Change in Additional Paid in Capital

For the nine months ended September 30, 2011, additional paid in capital increased $14.1 million. The increase related to $9.3 million in shares issued for principal payments on convertible debt and $5.0 million associated with the Company’s stock-based compensation plans, offset by $154,000 for the repurchase of shares.

Pending Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for the Company beginning in the first quarter of fiscal 2012. The Company does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

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

In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The new guidance is intended to reduce the complexity and costs of the annual goodwill impairment test by allowing companies to make a qualitative evaluation about the likelihood of goodwill impairment. If a company concludes that it is more likely than not that the carrying amount of a reporting unit is greater than its fair value, then it will be required to perform the first step of the two-step quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount. Otherwise, performing the two-step impairment test is unnecessary. This new guidance is effective for annual and interim goodwill impairment tests beginning after December 15, 2011, with early adoption permitted. The Company anticipates early adoption of this standard in the forth quarter of 2011. The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

Note 2 – Balance Sheet Details (in thousands)

Inventories

	September 30, 2011	December 31, 2010
Raw material and purchased parts	$11,545	$11,238
Work-in-process	6,098	3,732
Finished goods	13,389	7,013
Inventory reserve	(3,067)	(2,693)

Net inventories	$27,965	$19,290

Intangible Assets

Intangible assets consisted of the following:

	Gross Carrying Value	Foreign Currency Adjustment	Accumulated Amortization	Net Carrying Value
As of September 30, 2011:
Patents	$2,476	$—	$(1,649)	$827
Developed core technology	1,100	309	(1,283)	126
Patent license agreement	741	20	(455)	306

Total intangible assets at September 30, 2011	$4,317	$329	$(3,387)	$1,259

	Gross Carrying Value	Foreign Currency Adjustment	Accumulated Amortization	Net Carrying Value
As of December 31, 2010:
Patents	$2,476	$—	$(1,496)	$980
Developed core technology	1,100	312	(1,160)	252
Patent license agreement	741	19	(341)	419

Total intangible assets at December 31, 2010	$4,317	$331	$(2,997)	$1,651

Goodwill

The change in the carrying amount of goodwill from December 31, 2010 to September 30, 2011 is as follows:

Balance at December 31, 2010	$24,956
Foreign currency translation adjustments	636

Balance at September 30, 2011	$25,592

Accrued Warranty

	Nine Months Ended September 30,
	2011	2010
Beginning balance	$449	$588
Product warranties issued	242	479
Settlement of warranties	(160)	(653)
Change related to preexisting warranties	(283)	(30)
Other changes/adjustments	13	15

Ending balance	$261	$399

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

As of December 31, 2010, the Debentures were convertible into 513,845 shares. In February 2011, the holder of the Debentures converted the remaining $8.3 million principal balance into 514,086 shares of the Company’s common stock at a conversion price of $16.21 per share. On the conversion date, the common stock had a fair value of $9.3 million, which was based on the closing market price. This conversion resulted in a gain of $1.0 million, which is included in “gain (loss) on embedded derivatives and warrants” in the consolidated statement of operations.

Interest paid with cash and principal converted into shares of common stock are as follows (in thousands):

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Value	Shares	Value	Shares
Conversion of principal into shares of common stock	$8,333	514	$—	—
Interest paid with cash	17	N/A	91	N/A

Total debenture payments	$8,350	514	$91	—

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

The Company accounted for the conversion options in the Debentures and the associated warrants as derivative liabilities in accordance with the Derivatives and Hedging Topic of the FASB ASC. The discount at the issuance date attributable to the aggregate fair value of the conversion options and warrants and the issuance costs totaling $9.2 million was amortized using the effective interest method over the term of the Debentures. The remaining unamortized discount was $47,000 at December 31, 2010. For the three months ended September 30, 2011 and 2010, $0 and $20,000, respectively, and $6,000 and $41,000 for the nine months ended September 30, 2011 and 2010, respectively, of the discount and prepaid fees were amortized. Upon conversion of the remaining principal balance of the Debentures into shares of the Company’s common stock in February 2011, the remaining unamortized discount was written off and is included in “amortization of debt discount and prepaid debt costs” in the consolidated statement of operations.

The change in fair value on revaluation of the conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period or conversion date and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The net fair value of the liability for the holder’s and Maxwell’s conversion rights at December 31, 2010 was a liability of $2.1 million which is included in “long-term debt, excluding current portion” in the consolidated balance sheet. The effect of the fair market value adjustment for the three months ended September 30, 2011 and 2010 was a $0 and $814,000 loss, respectively, and a $78,000 and $3.7 million gain for the nine months ended September 30, 2011 and 2010, respectively, which is recorded as “gain (loss) on embedded derivatives and warrants” in the consolidated statement of operations.

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

Note 4 – Fair Value Measurements

The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of September 30, 2011, the financial instruments to which this topic applied were financial assets for foreign currency forward contracts, which are valued using quoted market prices. As of September 30, 2011, the fair value of these foreign currency forward contracts was $2.8 million (liability), which is recorded in “accounts payable and accrued liabilities” in the consolidated balance sheet.

The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.

The convertible debentures issued on December 20, 2005 were evaluated and determined not to be conventional convertible debentures and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement, the embedded conversion features were bifurcated and have been accounted for as derivative liability instruments until settled in February 2011. The stock warrants issued on December 20, 2005 in conjunction with the convertible debentures were also evaluated and determined to be a derivative instrument and, therefore, were classified as a liability on the balance sheet until exercised in December 2010. The accounting guidance requires that the conversion features and warrants be recorded at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The fair values of the embedded conversion options and stock warrants are based on Black-Scholes fair value calculations. In December 2010, the stock warrants were exercised, and in February 2011, the remaining $8.3 million principal balance was converted into shares of the Company’s common stock, therefore, there was no fair value measurement to be made as of September 30, 2011.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type (in thousands):

Description	Convertible[1] Debentures
Beginning liability balance, December 31, 2010	$2,093
Total realized gain included in net loss	(1,086)
Liability settled on conversion of Debentures	(1,007)

Ending liability balance, September 30, 2011	$—

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

Net gains (losses) on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$(45)	$(59)	$(282)	$296
Selling, general and administrative	(1,273)	705	742	435

Total	$(1,318)	$646	$460	$731

As of September 30, 2011, the total notional amount of foreign currency forward contracts not designated as hedges was $27.2 million. The fair value of these derivatives was $2.8 million (liability) at September 30, 2011. For additional information, refer to Note 4 – Fair Value Measurements.

The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$(74)	$754	$149	$450
Selling, general and administrative	1,271	(838)	(918)	(669)

Total	$1,197	$(84)	$(769)	$(219)

Note 6 – Stock Plans

The Company has two active stock-based compensation plans as of September 30, 2011: the 2004 Employee Stock Purchase Plan and the 2005 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.

Stock Options

Compensation expense recognized from employee stock options for the three months ended September 30, 2011 and 2010 was $322,000 and $387,000, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively. No stock options were granted during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company granted 200,650 employee stock options with an average grant date fair value per share of $9.09. No stock options were granted during the three months ended September 30, 2010. The fair value of stock options was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Nine Months Ended September 30, 2010
Expected dividends	—
Expected volatility	69.4%
Average risk-free interest rate	2.7%
Expected term/life (in years)	4.8

Restricted Stock Awards

During the three months ended September 30, 2011, the Company granted 1,200 shares subject to restricted stock awards with an average grant date fair value per share of $15.60. No restricted stock awards were granted during the three months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, the Company granted 217,116 and 32,000 shares, respectively, subject to restricted stock awards with an average grant date fair value per share of $18.92 and $15.71, respectively. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service-based restricted stock	$170	$226	$635	$617
Performance-based restricted stock	91	(39)	241	(51)

Total compensation expense recognized for restricted stock awards	$261	$187	$876	$566

Restricted Stock Units

During the nine months ended September 30, 2011, non-employee directors of the Company were granted a total of 22,036 restricted stock units, with an average grant date fair value per share of $19.06, which vest one year from the date of grant, as part of their annual retainer compensation. No restricted stock units were granted during the three months ended September 30, 2011. During the three and nine months ended September 30, 2010, non-employee directors of the Company were granted a total of 2,989 and 11,405 restricted stock units, respectively, with an average grant date fair value per share of $14.61 and $12.59, respectively, which were fully vested on the date of grant, in payment of their quarterly retainer fees. As of January 1, 2011, the Company began paying the quarterly retainer in cash instead of restricted stock units.

Total compensation expense recognized for service-based restricted stock unit awards was $106,000 and $44,000 during the three months ended September 30, 2011 and 2010, respectively, and $268,000 and $144,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

Compensation expense recognized for the ESPP for the three months ended September 30, 2011 and 2010 was $46,000 and $58,000, respectively, and $159,000 and $146,000 for the nine months ended September 30, 2011 and 2010, respectively. The fair value of the ESPP shares was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected dividends	$—	$—	$—	$—
Market price	$16.19	$11.40	$18.01	$14.95
Expected volatility	33%	55%	43%	54%
Average risk-free interest rate	.10%	.22%	.16%	.21%
Expected life/term (in years)	0.5	0.5	0.5	0.5
Fair value per share	$3.94	$4.39	$5.00	$4.92

Stock-based Compensation Expense

Compensation cost for restricted stock, restricted stock units, employee stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$89	$105	$292	$310
Selling, general and administrative	531	556	1,773	1,625
Research and development	115	15	375	108

Total stock-based compensation expense	$735	$676	$2,440	$2,043

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

Components of net periodic pension income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$213	$159	$601	$461
Interest cost	193	154	543	450
Expected return on plan assets	(435)	(376)	(1,227)	(1,093)
Prior service cost amortization	—	10	—	29

Net periodic pension income	$(29)	$(53)	$(83)	$(153)

Employer contributions of $207,000 and $160,000 were paid during the three months ended September 30, 2011 and 2010, respectively. Total employer contributions of $592,000 and $468,000 were paid during the nine months ended September 30, 2011 and 2010, respectively. Additional employer contributions of approximately $157,000 are expected to be paid during the remainder of fiscal 2011.

Note 8 – Legal Proceedings

Customer Claim

In 2005, a customer claimed a possible defect in a product that was produced for the Company’s Swiss subsidiary, Maxwell SA, under contract by a third party manufacturer, Epcos AG, and resold to the customer. In July 2011, the Company reached an agreement in principal with the customer to settle any and all claims for consideration of 1.8 million Euro (approximately $2.4 million as of September 30, 2011), with 500,000 Euro (approximately $670,000 as of September 30, 2011) payable to the customer up front and the remaining amount of 1.3 million Euro (approximately $1.7 million as of September 30, 2011) available to the customer as a specified discount on future purchases of the Company’s products. Any balance remaining of the 1.3 million Euro not used as product discount by December 31, 2014 is payable in cash at that time. This agreement is not yet final, and is therefore subject to change until a written agreement between the parties is executed. The Company is continuing to pursue recovery of damages from the manufacturer of the defective product, but at this time is unable to ascertain the amount of the recovery, if any. The anticipated settlement amount of 1.8 million Euro (approximately $2.4 million as of September 30, 2011) due from the Company to the customer has been fully accrued in “accounts payable and accrued liabilities” in the consolidated balance sheet as of September 30, 2011.

FCPA Matter

As a result of its international operations, the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Beginning in 2009, the Company conducted an internal review into payments made to its former independent sales agent in China with respect to sales of the Company’s high voltage capacitor products produced by the Company’s Swiss subsidiary. In January 2011, the Company reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities law violations. The Company settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, the Company agreed to pay a total of $6.4 million in profit disgorgement and prejudgment interest, in two installments, with $3.2 million paid in the first quarter of 2011, and the remaining $3.2 million payable in the first quarter of 2012. Under the terms of the settlement with the DOJ, the Company agreed to pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, and $2.3 million payable in each of the first quarters of 2012 and 2013. As part of the settlement, the Company entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If the Company remains in compliance with the terms of the DPA, at the conclusion of the term, the charges against the Company will be dismissed with prejudice. Further, under the terms of the agreements, the Company will periodically report to the SEC and DOJ on the Company’s internal compliance program concerning anti-bribery. As of September 30, 2011, $5.4 million is included in “accounts payable and accrued liabilities” and $2.3 million is included in “other long-term liabilities” on the accompanying consolidated balance sheet.

Shareholder Derivative Suit

In August 2010, a shareholder derivative action was filed in the Superior Court for San Diego County, California, allegedly on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors alleging, among other claims, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint was titled Lozides v. Schramm et al. and alleged that the individual defendants allowed the Company to violate the U.S. Foreign Corrupt Practices Act (“FCPA”) and failed to maintain internal controls and accounting systems for compliance with the FCPA. In September 2010, Washtenaw County Employees’ Retirement System v. Guyett et al., another derivative action, was filed in the same court against certain of the Company’s current and former officers and directors, as well as a member of the Company’s management team, alleging substantially similar claims. In October 2010, the two actions were consolidated. The amended consolidated shareholder derivative complaint was filed on March 24, 2011 against certain of the Company’s current and former directors and officers, as well as members of the Company’s management team, bringing similar claims as the previous complaints. On May 6, 2011, the defendants filed a demurrer (motion to dismiss) for all claims asserted under the complaint. On June 23, 2011, the plaintiffs filed an opposition to this demurrer contesting the validity of the defendants’ grounds for dismissal. On August 12, 2011, the court considered the parties’ respective filings and granted in part and denied in part the defendants’ demurrer. Mediation is scheduled for December 15, 2011. Because the consolidated action is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, the Company cannot predict the ultimate outcome of this action and therefore has not accrued an amount for any potential costs associated with this action.

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

•	successful acquisition, development and retention of key personnel;

•	our ability to effectively manage our reliance upon certain suppliers of key component parts and specialty equipment;

•	our ability to manage product quality problems;

•	our ability to protect our intellectual property rights and to defend claims against us;

•	our ability to effectively identify, enter into, manage and benefit from strategic alliances;

•	occurrence of a catastrophic event in any of the geographies in which we conduct significant business; and,

•	our ability to obtain sufficient capital to meet our operating or other needs.

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Nine Months Ended September 30, 2011

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Off Balance Sheet Arrangements

Executive Overview

Maxwell is a global leader in developing, manufacturing and marketing advanced energy storage and power delivery products for transportation, industrial, telecommunications and other applications, and microelectronic products for space and satellite applications. Our strategy is to establish a compelling value proposition for our products by designing and manufacturing them to perform reliably with minimal maintenance for the life of the applications into which they are integrated. We have three product lines: ultracapacitors with applications in multiple industries, including transportation, automotive, telecommunications, renewable energy and consumer and industrial electronics; high-voltage capacitors primarily applied in electrical utility infrastructure; and radiation-hardened microelectronic products for space and satellite applications.

Our primary objective is to grow revenue and profit margins by creating and satisfying demand for our ultracapacitor-based energy storage and power delivery solutions. We are focusing on establishing and expanding market opportunities for ultracapacitors and being the preferred supplier for ultracapacitor products worldwide. We believe that the transportation industry represents the largest market opportunity for ultracapacitors, primarily for applications related to electrical system augmentation, and braking energy recuperation and hybrid electric drive systems for transit buses, trucks and autos, and electric rail vehicles. Various backup power applications, including instantly available power for uninterruptible power supply (UPS) systems and solid state drives (SSD) in enterprise computing systems, also represent a significant and rapidly growing market opportunity.

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

In Q3 2011, revenues were $41.1 million, representing an increase of 31% compared with the same period one year ago. This revenue growth is primarily attributable to increased ultracapacitor product sales, which were $24.9 million in Q3 2011, up by 34% compared with $18.6 million in Q3 2010. Ultracapacitor products for hybrid and electric drive systems for public transit vehicles, stop-start idle-elimination systems in autos and backup power applications in SSD and UPS systems were significant growth drivers in Q3 2011. Sales of microelectronics and high-voltage capacitor products were $16.2 million for Q3 2011, up 26% from Q3 2010, and both of these mature product lines continued to make significant contributions to the bottom line.

Overall gross profit margin as a percentage of revenue in Q3 2011 was 40%. Long-term improvements in gross margin have been driven mainly by significantly improved profitability for our ultracapacitor products resulting from increased sales volume and reduced manufacturing costs. We plan to continue to focus on reducing the costs of our ultracapacitor products through material cost reduction, design improvements and manufacturing productivity improvements.

As of September 30, 2011, we had cash and cash equivalents of $31.0 million, which we believe will be sufficient to fund operations for at least the next twelve months. In addition, we are considering obtaining a line of credit to provide addtional funding for working capital and capital expenditure requirements. In the future, we may also decide to supplement these sources of cash by issuing debt or equity. In April 2011, we filed a shelf-registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities.

Going forward, we will continue to focus on growing our business and strengthening our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus will be to grow our ultracapacitor business through further market penetration in primary applications, including automotive, transportation and backup power. In order to achieve our growth objectives, we will need to manage risks and overcome challenges facing our business. Significant risks and challenges we face include the ability to achieve and maintain profitability; the ability to develop our management team and product development infrastructure to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; and hiring, developing, training and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on achieving higher profits, and on developing new products and promoting the value proposition of our products versus competing technologies. We believe that the Company is well positioned to continue to achieve the financial and operational progress exhibited by our recent results of operations.

Highlights of the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, we continued to focus on developing strategic alliances, introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes. Some of these efforts are described below:

•

In September, we announced that Zhengzhou Yutong Bus Co., Ltd. (Yutong), China’s largest bus manufacturer, selected Maxwell ultracapacitors for energy storage and power delivery in fuel-efficient, low-emission, diesel-electric hybrid buses that Yutong is producing for public transit agencies worldwide.

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

Results of Operations

The Third Quarter of 2011 Compared with the Third Quarter of 2010

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended September 30,
	2011	2010
Revenue	100%	100%
Cost of revenue	60%	61%

Gross profit	40%	39%
Operating expenses:
Selling, general and administrative	23%	28%
Research and development	14%	14%

Total operating expenses	37%	42%

Income (loss) from operations	3%	(3)%
Other income (expense), net	—	(2)%

Income (loss) from operations before income taxes	3%	(5)%
Income tax provision (benefit)	2%	2%

Net income (loss)	1%	(7)%

Net income reported for the three months ended September 30, 2011 was $298,000, or $0.01 per diluted share, compared with a net loss of $2.4 million, or $0.09 per share, in the same quarter one year ago. During the three months ended 2010, we recorded an accrual for settlement of a legal matter of $1.7 million. Further, during the three months ended September 30, 2010, we recorded a loss on embedded derivatives and warrants of $814,000. During the current period, we continued to achieve improved operating results due to revenue growth combined with improvements in gross profit and operating margin.

Revenue and Gross Profit

The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended September 30, 2011 and 2010 (in thousands, except percentages):

	Quarter Ended September 30, 2011		Quarter Ended September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$41,096	100%	$31,452	100%	$9,644	31%
Cost of revenue	24,547	60%	19,130	61%	5,417	28%

Gross profit	$16,549	40%	$12,322	39%	$4,227	34%

Revenue. In the third quarter of 2011, revenue increased 31% to $41.1 million, compared with $31.5 million in the same quarter one year ago. The increase in revenue was influenced primarily by higher volume in our ultracapacitor product line associated with continuing strong demand for energy storage and power delivery systems for hybrid energy and electric transit vehicles and micro hybrid automotive systems, as well as backup power applications for enterprise computing systems.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the quarter ended September 30, 2011 compared with the same period one year ago, revenue was positively impacted by $2.1 million.

Gross Profit. In the third quarter of 2011, gross profit increased $4.2 million or 34% compared with the third quarter of 2010. As a percentage of revenue, gross profit increased to 40% compared with 39% in the same quarter one year ago. Of the increase in gross profit in absolute dollars, $3.8 million related to an increase in the volume of sales, and $1.3 million was due to net reductions in product costs. Offsetting this increase was a decrease in gross profit in absolute dollars of $815,000 related to decreased net foreign exchange gains recorded in the three months ended September 30, 2011 compared with the same quarter one year ago. We hedge intercompany and third-party asset and liability balances denominated in currencies other than the local currency. The net foreign exchange gains or losses recognized are the transaction gains and losses incurred on the hedged assets and liabilities, net of the gains and losses realized on the hedge contracts.

Selling, General and Administrative Expense

The following table presents selling, general and administrative expense for the third quarter of 2011 and 2010 (in thousands, except percentages):

	Quarter Ended September 30, 2011		Quarter Ended September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Selling, general and administrative	$9,544	23%	$8,747	28%	$797	9%

Selling, general and administrative expenses were 23% of revenue for the third quarter of 2011, down from 28% in the same quarter one year ago. The increase in absolute dollars in selling, general and administrative expense in the third quarter of 2011 compared with the same quarter one year ago was $797,000, or 9%. This increase was driven primarily by an increase of $688,000 in labor costs primarily due to headcount growth in our sales and marketing operations, and an increase of $982,000 in legal expenses. The remainder of the increase in selling, general and administrative expenses relates to increases in various expense categories, primarily recruiting fees related to personnel growth and selling expenses, to support our revenue growth. These increases were offset by a decrease associated with a $1.7 million charge in Q3 2010 related to settlement of the FCPA matter. Increased legal fees during the quarter ended September 30, 2011 related to certain ongoing legal matters, including indemnification of certain past officers concerning the FCPA matter, efforts related to protection of our intellectual property, and other corporate matters. Due to the ongoing nature of these matters, we anticipate incurring legal fees in excess of historical levels for the remainder of 2011.

Research and Development Expense

The following table presents research and development expense for the third quarter of 2011 and 2010 (in thousands, except percentages):

	Quarter Ended September 30, 2011		Quarter Ended September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$5,707	14%	$4,432	14%	$1,275	29%

Research and development expenses were 14% of revenue for the third quarter of 2011, consistent with the same quarter one year ago, while total expenses increased by $1.3 million, or 29%. The increase was driven by the continued expansion of our research and development activities, including an increase of $1.2 million in labor expense due to headcount additions, and an increase of $452,000 in facilities and information technology expenses related to expansion of our research and development facilities. These increases were offset by additional government funding of our research and development activities of $740,000.

Provision for Income Taxes

The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

We recorded an income tax provision of $922,000 for the third quarter of 2011 compared with an income tax provision of $562,000 for the same quarter in 2010. This provision is primarily related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

The Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
Revenue	100%	100%
Cost of revenue	60%	61%

Gross profit	40%	39%
Operating expenses:
Selling, general and administrative	25%	31%
Research and development	15%	15%

Total operating expenses	40%	46%

Loss from operations	—	(7)%
Other income (expense), net	—	4%

Loss from operations before income taxes	—	(3)%
Income tax provision	1%	1%

Net loss	(1)%	(4)%

Net loss reported for the nine months ended September 30, 2011 was $723,000, or $0.03 per share, compared with a net loss of $3.7 million, or $0.14 per share, in the same quarter one year ago. During the nine months ended September 30, 2011 and 2010, we recorded accruals for settlements of legal matters of $2.4 million and $5.1 million, respectively. Further, during the nine months ended September 30, 2011 and 2010, we recorded gains on embedded derivatives and warrants of $1.1 million and $3.7 million, respectively. During the nine months ended September 30, 2011, we continued to achieve improved operating results due to revenue growth combined with improvements in gross profit and operating margins.

Revenue and Gross Profit

The following table presents revenue, cost of revenue and gross profit for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$114,818	100%	$87,654	100%	$27,164	31%
Cost of revenue	68,909	60%	53,284	61%	15,625	29%

Gross profit	$45,909	40%	$34,370	39%	$11,539	34%

Revenue. During the nine months ended September 30, 2011, revenue increased 31% to $114.8 million, compared with $87.7 million in the same period one year ago. The increase in revenue was influenced primarily by higher volume in our ultracapacitor product line associated with continuing strong demand for energy storage and power delivery systems for hybrid energy and electric transit vehicles and micro hybrid automotive systems, as well as backup power applications for enterprise computing systems.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the nine months ended September 30, 2011 compared with the same period one year ago, revenue was positively impacted by $5.2 million.

Gross Profit. During the nine months ended September 30, 2011, gross profit increased $11.5 million or 34% compared with the same period one year ago. As a percentage of revenue, gross profit increased to 40% compared with 39% in the same period one year ago. Of the increase in gross profit in absolute dollars, $10.6 million related to an increase in the volume of sales and $2.1 million was due to net reductions of product costs. Offsetting this increase was a decrease in gross profit in absolute dollars of $1.2 million related to net foreign exchange losses recorded in the nine months ended September 30, 2011 compared with net foreign exchanges gains recorded in the same period one year ago. We hedge intercompany and third-party asset and liability balances denominated in currencies other than the local currency. The net foreign exchange gains or losses recognized are the transaction gains and losses incurred on the hedged assets and liabilities, net of the gains and losses realized on the hedge contracts.

Selling, General and Administrative Expense

The following table presents a comparison of selling, general and administrative expense for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Selling, general and administrative	$29,225	25%	$27,086	31%	$2,139	8%

Selling, general and administrative expenses were 25% of revenue for the nine months ended September 30, 2011, down from 31% in the same period one year ago, and total expenses increased $2.1 million, or 8%, from the same period one year ago. This increase was driven primarily by an increase of $2.1 million in labor costs primarily due to headcount growth in our sales and marketing operations, and an increase in legal fees of $1.3 million. The remainder of the increase in selling, general and administrative expenses is due to increases in various expense categories, primarily recruiting, information technology expenses and selling expenses, to support our revenue growth. These increases were offset by a decrease associated with a $1.7 million charge in Q3 2010 related to settlement of the FCPA matter. In addition, these increases were offset by a decrease in net foreign exchange losses of $1.4 million. In the nine months ended September 30, 2011, we recorded net foreign exchange losses of $229,000 compared with $1.6 million in net foreign exchange losses in the same quarter one year ago. Increased legal fees during the nine months ended September 30, 2011 related to certain ongoing legal matters, including indemnification of certain past officers concerning the FCPA matter, efforts related to protection of our intellectual property, and other corporate matters. Due to the ongoing nature of these matters, we anticipate incurring legal fees in excess of historical levels for the remainder of 2011.

Research and Development Expense

The following table presents research and development expense for the nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$16,976	15%	$12,968	15%	$4,008	31%

Research and development expenses were 15% of revenue for the nine months ended September 30, 2011, consistent with the same period one year ago, while total expenses increased by $4.0 million, or 31%. The increase was driven by the continued expansion of our research and development activities, including an increase of $2.9 million in labor expense due to headcount additions, an increase of $1.3 million in facilities and information technology expenses related to expansion of our research and development facilities, and an increase of $884,000 related to outsourced product development activities. These increases were offset by additional government funding of our research and development activities of $2.0 million.

Provision for Income Taxes

The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

We recorded an income tax provision of $1.2 million for the nine months ended September 30, 2011, compared with an income tax provision of $1.3 million for the same period in 2010. During the nine months ended September 30, 2011, we recorded a tax benefit of $565,000 related to an accrual for the anticipated settlement of a legal matter by our Swiss subsidiary. Excluding this impact, we recorded a tax provision of $1.8 million related to income generated by our Swiss subsidiary for the nine months ended September 30, 2011, compared with a tax provision of $1.3 million for the same period in 2010. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

Liquidity and Capital Resources

Changes in Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Total cash provided by (used in):
Operating activities	$(7,090)	$8,495
Investing activities	(10,994)	(6,626)
Financing activities	10,200	836
Effect of exchange rate changes on cash and cash equivalents	(957)	(210)

Increase (decrease) in cash and cash equivalents	$(8,841)	$2,495

Net cash used in operating activities was $7.1 million for the nine months ended September 30, 2011. This usage of cash related primarily to increased inventory levels of $8.6 million and an increase in accounts receivable balances of $4.4 million. The increase in accounts receivable was due to revenue growth as well as significant sales in the last month of the quarter. The increase in inventories was related to anticipated product demand. In addition, we made settlement payments totaling $6.7 million to the SEC and DOJ during the first quarter of 2011. Excluding this impact, and the reclassification of $5.4 million from other long-term liabilities, cash flows were positively impacted by a $5.8 million increase in accounts payable and accrued liabilities, which correlates to the increase in inventory. In addition, included in net cash used in operating activities are net non-cash charges of $6.4 million which negatively impact the statement of operations but do not impact cash. Net cash provided by operating activities was $8.5 million for the nine months ended September 30, 2010, which related primarily to an increase in accounts payable and accrued liabilities, offset by an increase in accounts receivable.

Net cash used in investing activities was $11.0 million and $6.6 million for the nine months ended September 30, 2011 and 2010, respectively, and related to capital expenditures. Capital expenditures in the nine months ended September 30, 2011 were primarily focused on investments in a corporate research and development facility, information technology infrastructure and increased production capacity. In 2010, capital expenditures were primarily focused on increasing our production capacity to meet anticipated increases in demand.

Net cash provided by financing activities was $10.2 million and $836,000 for the nine months ended September 30, 2011 and 2010, respectively. Net cash provided by financing activities in the nine months ended September 30, 2011 primarily resulted from proceeds from the issuance of common stock under our stock-based compensation plans of $2.6 million, as well as the release of $8.0 million in restricted cash upon the settlement of the remaining principal balance of our convertible debentures. Net cash provided by financing activities in the nine months ended September 30, 2010 primarily resulted from proceeds from the issuance of common stock under our stock-based compensation plans.

Liquidity

As of September 30, 2011, we had approximately $31.0 million in cash and cash equivalents, and working capital of $49.6 million. As of September 30, 2011, we have accrued $7.7 million for the settlement of FCPA violations, with $5.4 million and $2.3 million payable in the first quarters of 2012 and 2013, respectively. In addition, we have accrued approximately $2.4 million for the anticipated settlement of a customer dispute, of which approximately $670,000 is anticipated to be paid in cash during the fourth quarter of 2011, with the remaining amount available to the customer as a discount on future purchases of our products through December 31, 2014. Any balance not used as product discount by December 31, 2014 is payable in cash at that time. This settlement is not yet final, and is therefore subject to change until a written agreement between the parties is executed.

Management believes that cash from operating activities, combined with available cash balances, will be sufficient to fund our operations, obligations as they become due, and capital equipment expenditures for at least the next twelve months. In addition, we are considering obtaining a line of credit to provide additional funding for working capital and capital expenditure requirements. In the future, we may also decide to supplement these sources of cash by issuing debt or equity. In April 2011, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. While we have no immediate plans to sell stock or issue debt, the shelf-registration statement will allow us to do so opportunistically in order to minimize dilution to current shareholders.

As of September 30, 2011, the amount of cash and short-term investments held by foreign subsidiaries was $8.4 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay U.S. taxes to repatriate these funds. However, due to the Company’s substantial net operating loss carryforwards, repatriation would have an immaterial impact on the Company’s current tax rate and cash flows.

Short-term and Long-term Borrowings

Short-term borrowings

Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.3 million as of September 30, 2011) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 2.2%. Borrowings under the short-term loan agreement are unsecured and as of September 30, 2011 and December 31, 2010, the full amount of the loan was drawn.

Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of September 30, 2011) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of September 30, 2011 and December 31, 2010, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.

Maxwell SA entered into a lending agreement for the acquisition of manufacturing equipment in an amount up to 1.5 million Swiss Francs. After the acquisition of the equipment was completed, the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 2.22%. As of September 30, 2011 and December 31, 2010, the balance of the obligation was $0 and $210,000, respectively, with the final payment made in the third quarter of 2011.

Long-term borrowings

Maxwell SA has a 2.0 million Swiss Franc-denominated (approximately $2.2 million as of September 30, 2011) credit agreement with a Swiss bank, which renews every two years and bears interest at 2.5%. Borrowings under the credit agreement are unsecured and as of September 30, 2011 and December 31, 2010, the full amount available under the credit line was drawn.

The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 4.9% to 7.0%. At September 30, 2011 and December 31, 2010, $196,000 and $177,000, respectively, was outstanding under these financing agreements.

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

Fair Value Risk

We had a net pension asset of $6.1 million and $5.3 million at September 30, 2011 and December 31, 2010, respectively. As of the last fair value measurement date of December 31, 2010, the net pension asset included plan assets with a fair value of $30.7 million. The plan assets consisted of 55% debt and equity securities, 37% real estate and 8% cash and cash equivalents. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. We manage our risk by having a diversified portfolio.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2, 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. **

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2011	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date: November 7, 2011	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary