Form 10-K
period 2011-12-31
MAXWELL TECHNOLOGIES INC
filed 2012-02-16
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of Common Stock held by non-affiliates as of June 30, 2011 based on the closing price of the common stock on the NASDAQ Global Market was $423,516,201.

The number of shares of the registrant’s Common Stock outstanding as of February 6, 2012 was 28,212,494 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2011 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2011

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to “Maxwell,” “the Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to our Swiss Subsidiary, Maxwell Technologies, SA; and all references to “PurePulse” refer to our non-operating subsidiary, PurePulse Technologies, Inc.

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

•	our ability to remain competitive and stimulate customer demand through successful introduction of new products, and to educate our prospective customers on the products we offer;

•

dependence upon the sale of products to a small number of customers and vertical markets, some of which are heavily dependent on government funding or government subsidies which may or may not continue in the future;

•	successful acquisition, development and retention of key personnel;

•	our ability to effectively manage our reliance upon certain suppliers of key component parts, specialty equipment and logistical services;

•	our ability to match production volume to actual customer demand;

•	our ability to manage product quality problems;

•	our ability to protect our intellectual property rights and to defend claims against us;

•	our ability to effectively identify, enter into, manage and benefit from strategic alliances;

•	occurrence of a catastrophic event at any of our facilities;

•	occurrence of a technology systems failure, network disruption, or breach in data security; and,

•	our ability to obtain sufficient capital to meet our operating or other needs.

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

Introduction

Maxwell was incorporated under the name Maxwell Laboratories, Inc. in 1965. The Company made an initial public offering of common stock in 1983, and changed its name to Maxwell Technologies, Inc. in 1996. Today, we develop, manufacture and market energy storage and power delivery products for transportation, industrial, telecommunications and other applications and microelectronic products for space and satellite applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated. We believe that this “life-of-the-application” reliability gives our products a competitive advantage and enables them to command higher profit margins than commodity products. We focus on the following lines of high-reliability products:

•

Ultracapacitors: Our primary focus is on ultracapacitors, energy storage devices that are characterized by high power density, long operational life and the ability to charge and discharge very rapidly. Our ultracapacitor products provide energy storage and power delivery solutions for applications in multiple industries, including transportation, automotive, information technology, renewable energy and industrial electronics.

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

Our ultracapacitor products have become a standard and often preferred energy storage solution for transportation applications such as hybrid-electric transit buses and electric rail systems and industrial electronics applications such as wind energy, automated utility meters in “smart grid” systems and backup power for telecommunications and information technology installations.

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

High-Voltage Capacitors

High-voltage grading and coupling capacitors and capacitive voltage dividers are used mainly in the electric utility industry. Grading and coupling capacitors are key components of circuit breakers that prevent high-voltage arcing that can damage switches, step-down transformers and other equipment that transmits or distributes high-voltage electrical energy in electric utility infrastructure and high voltage laboratories. Capacitive voltage dividers measure voltage and power levels in overhead transmission lines. The market for these products consists of expansion, upgrading and maintenance of existing infrastructure and new infrastructure installations in developing countries. Such installations are capital-intensive and frequently are subject to regulation, availability of government funding and general economic conditions. For example, while North America has a large installed base of electric utility infrastructure, and has experienced power interruptions and supply problems, utility deregulation, government budget deficits, and other factors have limited recent capital spending in what historically has been a very large market for utility infrastructure components. We experienced a decline in sales of our high voltage products in 2010, which may correlate to global economic conditions, including limited credit availability to finance utility grid projects. However, credit availability and general global economic conditions improved somewhat in 2011, and, excluding the impact of foreign currency exchange rate fluctuations, sales of our high voltage products in 2011 remained flat as compared with 2010. We believe that our high voltage product sales may recover to a growth pattern in future years as projects to increase the availability of electrical energy in developing countries and infrastructure modernization and renovation in developed countries drive increasing demand for our high-voltage products.

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

We also seek to expand market opportunities and revenue for our high-voltage capacitors and radiation-hardened microelectronic products. While these products have highly specialized applications, we are a technology leader in the markets they serve, and thus are able to sell our products at attractive profit margins. To maintain and expand this competitive position we are leveraging our technological expertise to develop new products that not only meet the demands of our current markets, but also address additional applications. For example, our microelectronics group introduced an advanced single-board computer (“SBC”) for the space and satellite market, addressing an application that we did not previously serve. In 2005, Northrop Grumman Space Technologies, prime contractor for the National Polar-orbiting Operational Environmental Satellite System, the U.S. government’s next generation weather satellite constellation, selected our SCS750 SBC for spacecraft control and data management. In October 2007, Astrium, a subsidiary of EADS, selected the SCS750 to process images gathered by a satellite Astrium has contracted to produce for the European Space Agency’s “Gaia” astronomy mission.

Products and Applications

Our products incorporate our know-how and proprietary energy storage and power delivery and microelectronics technologies at both the component and system levels for specialized, high-value applications that demand “life-of-the-application” reliability.

Ultracapacitors

Ultracapacitors, also known as electrochemical double-layer capacitors (“EDLC”) or supercapacitors, store energy electrostatically by polarizing an organic salt solution within a sealed package. Although ultracapacitors are electrochemical devices, no chemical reaction is involved in their energy storage mechanism. Their electrostatic energy storage mechanism is fully reversible, allowing ultracapacitors to be rapidly charged and discharged hundreds of thousands to millions of times with minimal performance degradation, even in the most demanding heavy charge/discharge applications.

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

Engineers historically have addressed transient peak power requirements by over-sizing the engine, battery or other primary energy source to satisfy all of a system’s power demands, including demands that occur infrequently and may last only fractions of a second. Sizing a primary power source to meet brief peak power requirements, rather than for average power requirements, is costly and inefficient. When a primary energy source is coupled with ultracapacitors, which can deliver or absorb brief bursts of high power on demand for periods of time ranging from fractions of a second to several minutes, the primary energy source can be smaller, lighter and less expensive.

The following diagram depicts the separation of a primary energy storage source from a peak power delivery component to satisfy the requirements of a particular application. Components that enable this separation allow designers to optimize the size, efficiency and cost of the entire electrical power system.

Peak Power Application Model

Although batteries have been the most widely used component for both energy storage and peak power delivery, ultracapacitors, more advanced batteries and flywheels now enable system designers to separate and optimize these functions. Based in part on our ultracapacitor products’ declining cost, high performance and “life-of-the-application” durability, they are becoming a preferred solution for many energy storage and power delivery applications.

We offer our ultracapacitors cells in cylindrical and prismatic form factors, ranging in capacitance from 1 to 3,000 farads. Applications such as hybrid-electric bus, truck and auto drive trains, electric rail systems and UPS systems require integrated energy storage systems consisting of up to hundreds of ultracapacitor cells. To facilitate adoption of ultracapacitors for these larger systems, we have developed integration technologies, including proprietary electrical balancing and thermal management systems and interconnect technologies. We have applied for patents for certain of these technologies. We offer a broad range of standard multi-cell modules to provide fully integrated solutions for applications requiring up to 1,500 volts of power. Our current standard multi-cell products each incorporate from six to 48 of our large cells to provide “plug and play” solutions for applications requiring from 16 to 125 volts. In addition, our multi-cell modules are designed to be linked together for higher voltage applications.

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

Manufacturing

Our internal manufacturing operations are conducted in production facilities located in San Diego, California, and Rossens, Switzerland, and we are in the process of establishing a second U.S. production facility in Peoria, Arizona, near Phoenix. We have made substantial capital investments to outfit and expand our internal production facilities and incorporate mechanization and automation techniques and processes. We have trained our manufacturing personnel in advanced operational techniques, added information technology infrastructure and implemented new business processes and systems to increase our manufacturing capacity and improve efficiency, planning and product quality. All of our ultracapacitor electrode material currently is produced at our San Diego facility, where we have installed new electrode fabrication equipment that doubled production capacity between 2009 and 2011. By the end of 2012, we will bring online additional electrode production capacity in Peoria that will roughly match the current capacity of the San Diego facility. In 2007, we outsourced assembly of our 60mm diameter large cell ultracapacitors, and subsequently, assembly of large cell-based multi-cell modules to Belton Technology Group (“Belton”), a contract manufacturer based in Shenzhen, China. During the first quarter of 2011, Belton installed a new large cell assembly module that doubled its previous production capacity, and further capacity expansion is scheduled to be completed during 2012. In 2010, we outsourced assembly of our mid-size “D-cell” ultracapacitor products and D-cell-based multi-cell modules to the Lishen Battery Company (“Lishen”), China’s largest producer of lithium-ion batteries, based in Tianjin. With the completion of the above-noted electrode and large cell ultracapacitor capacity expansions, we believe that we will have sufficient capacity to meet near-term demand for all of our product lines.

Ultracapacitors

We currently produce 10-farad prismatic ultracapacitor cells and our new engine start module, on production lines in our San Diego facility. As noted above, we have outsourced assembly of all other cell types and multi-cell modules to contract manufacturers in Asia. To reduce cost, simplify assembly and facilitate automation, we have redesigned our ultracapacitor products to incorporate lower-cost materials and to reduce both the number of parts in a finished cell and the number of manufacturing process steps required to produce them. We intend to continue outsourcing future additional increments of cell and module assembly capacity to countries with low-cost labor, but plan to continue to produce our proprietary electrode material only in internal production facilities.

We produce electrode material for our own ultracapacitor products, and for sale to other ultracapacitor manufacturers, such as Yeong-Long Technologies Co., Ltd., (“YEC”) and Shanghai Sanjiu Electric Equipment Company, Ltd., at our San Diego headquarters location. In 2007, we completed installation of an advanced carbon powder processing system as part of a major electrode capacity expansion in San Diego, and we will install a similar system in our Peoria Arizona facility in 2012. This new facility will give us sufficient capacity to support both our current ultracapacitor production requirements and external electrode demand in the near term. As demand increases, additional increments of electrode production capacity can be added within a few months of placing an order with established equipment vendors. We intend to continue producing this proprietary material internally, and do not contemplate licensing our solvent-free electrode fabrication process to ultracapacitor electrode customers or competing suppliers of such material.

In 2003, we formed an ultracapacitor manufacturing and marketing alliance with YEC, an ultracapacitor manufacturer headquartered in Taichung, Taiwan, with manufacturing and sales operations in mainland China. We entered into this alliance to accelerate commercialization of our ultracapacitor products in China, and to utilize YEC’s production capabilities for assembly of certain Maxwell-branded ultracapacitor products. In 2006, we expanded our relationship with YEC to include supplying ultracapacitor electrode material produced in our San Diego manufacturing facility to YEC for incorporation into its own line of ultracapacitor products, and to assist YEC in establishing worldwide distribution and marketing.

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

Marketing and Sales

We market and sell our products worldwide through both direct and indirect sales for integration by OEM customers into a wide range of end products. Because the introduction of products based on emerging technologies requires customer acceptance of new and unfamiliar technical approaches, and because many OEM customers have rigorous vendor qualification processes, the design-in process and initial sale of our products often takes months or even years.

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

We have an alliance with YEC to assemble and market small cell ultracapacitor products. In addition, we sell electrode material to YEC, both for Maxwell-branded products and for incorporation into YEC’s own ultracapacitor products, and to Shanghai Sanjiu Electric Equipment Company, which has licensed our large cell architecture and has introduced its own brand of ultracapacitor products in China.

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

Ultracapacitors also compete with products based on other technologies, including advanced batteries in power quality and peak power applications, and flywheels, thermal storage and batteries in back-up energy storage applications. We believe that ultracapacitors’ durability, long life, performance and value give them a competitive advantage over these alternative choices in many applications. In addition, integration of ultracapacitors with some of these competing products may provide optimized solutions that neither product can provide by itself. For example, Tier 1 auto parts supplier Continental AG designed a combined solution incorporating ultracapacitors with batteries for engine starting in a stop-start idle elimination system for “micro hybrid” autos that was introduced by French automaker PSA Peugeot Citroen in 2010, and has now been installed in more than 300,000 cars.

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

Research and Development

We maintain active research and development programs to improve existing products and develop new products. For the year ended December 31, 2011, our research and development expenditures totaled approximately $22.3 million, compared with $17.7 million and $16.0 million in the years ended December 31, 2010 and December 31, 2009, respectively. In general, we focus our research and product development activities on:

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

Ultracapacitors

The principal focus of our ultracapacitor development activities is to increase power and energy density, reduce internal resistance, extend operational life and reduce manufacturing cost. Our ultracapacitor designs focus on low-cost, high-capacity cells in standard sizes ranging from 1 to 3,000 farads, and corresponding multi-cell modules based on those form factors.

High-voltage capacitors

The principal focus of our high-voltage capacitor development efforts is to enhance performance and reliability while reducing the size, weight and manufacturing cost of our products. We also are directing our design efforts to develop high-voltage capacitors for additional applications.

Microelectronic products

The principal focus of our microelectronics product development activities is on circuit design, shielding and other radiation-hardening techniques that allow the use of powerful commercial silicon components in space and satellite applications that require ultra-high reliability. We also focus on creating system solutions that overcome the basic failure mechanisms of individual components through architectural approaches, including redundancy, mitigation and correction. This involves expertise in system architecture, including algorithm and microcode development, circuit design and the physics of radiation effects on silicon electronic components.

Intellectual Property

We place a strong emphasis on inventing, protecting and exploiting proprietary technologies, processes and designs which bring intrinsic value and uniqueness to our product portfolio. In an effort to assist in protecting this added value and uniqueness, we place a high priority on obtaining patents to provide the broadest and strongest possible protection for those products and related technologies. Our future success will depend in part on our ability to protect our existing patents, secure additional patent protection in a manner that strengthens our overall patent portfolio and develop new technologies, processes and designs not currently claimed by the patents of third parties. As of December 31, 2011, we held 87 issued U.S. patents and 22 pending U.S. patent applications which relate to our core technologies, processes and designs. Of these issued patents, 55 relate to our ultracapacitor products and technology, five relate to our high voltage capacitor products and technology, and 27 relate to our microelectronics products and technology. Our subsidiary, PurePulse Technologies, Inc. (“PurePulse”), which suspended operations in 2002, holds nine issued U.S. patents. Our issued patents have various expiration dates ranging from 2015 to 2030.

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

While our primary strategy for protecting our proprietary technologies, processes and designs is related to obtaining patents, we also apply for trademark registrations which identify the source of the products with the Company. Additionally, we promote our technologies, processes and designs in association with these registered trademarks to further distinguish our products from those of our competitors. As of December 31, 2011, we have eleven formal trademark registrations within the U.S.

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

Financial Information by Geographic Areas

	Year ending December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Revenues from external customers located in:
China	$43,187	27%	$30,835	25%	$16,905	17%
Germany	32,911	21%	27,579	23%	24,800	24%
United States	30,608	20%	22,248	18%	25,534	25%
All other countries (1)	50,605	32%	41,220	34%	34,076	34%

Total	$157,311	100%	$121,882	100%	$101,315	100%

Long-lived assets:
United States	$17,675	61%	$10,865	52%	$7,131	40%
China	5,916	21%	4,786	23%	2,859	16%
Switzerland	5,211	18%	5,259	25%	7,824	44%

Total	$28,802	100%	$20,910	100%	$17,814	100%

(1)	Revenue from external customers located in countries included in “All other countries” do not individually compromise more than 10% of total revenues for any of the years presented.

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

Having substantial international operations increases the complexity of managing our financial reporting and internal controls and procedures. In addition, to the extent that we are unable to respond effectively to political, economic and other conditions in the countries where we operate and do business, our results of operations and financial condition could be materially adversely affected. Moreover, changes in the mix of income from our domestic and foreign operations, expiration of tax holidays and changes in tax laws and regulations could increase our tax expense.

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

Backlog

Product backlog as of December 31, 2011 was approximately $31.5 million, compared with $21.3 million as of December 31, 2010. Backlog consists of firm orders for products that will be delivered within 12 months.

Significant Customers

There were no sales to one customer amounting to more than 10% of our total revenue for the years ended December 31, 2011 and 2010. Sales to one customer, ABB Ltd., amounted to approximately $9.7 million, or 10%, of our total revenue for the year ended December 31, 2009.

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

Employees

As of December 31, 2011, we had 435 employees in five countries, as follows: 215 full-time, one part-time and 65 temporary employees in the U.S., 104 full-time, 15 part-time and nine temporary employees in Switzerland, 21 full-time employees in China, four full-time employees in Germany, and one full-time employee in the United Kingdom. We are unable to estimate the percent of our Swiss employees that are members of a labor union, as Swiss law prohibits employers from inquiring into the union status of employees. We consider our relations with our employees to be good.

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

Facilities

We have ongoing operations in San Diego, California and Rossens, Switzerland and are in the process of opening a production facility in Peoria, Arizona. In San Diego, we occupy a 45,000 square foot facility for research and manufacturing operations under a renewable lease that expires in July 2015. We occupy an 11,864 square foot facility located in San Diego for our corporate offices under a renewable lease expiring in July 2015. In addition, we have a 36,367 square foot facility in San Diego for our principle research and marketing operations under a renewable lease that expires December 2018. Our Peoria Arizona facility occupies 123,048 square feet under a renewable lease that expires in June 2022 and we have two additional five year options thereafter. We also lease research, manufacturing and marketing facilities in Rossens, Switzerland, occupying 60,762 square feet, under a renewable lease that expires in December 2019 and we have two additional five year options thereafter. We also have small sales offices in Shanghai, China; Gilching, Germany; and Great Yarmouth, United Kingdom, under lease arrangements. We believe that we have sufficient space to support forecasted increases in production volume and, that our facilities are adequate to meet our needs for the foreseeable future.

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

We currently own foreign subsidiaries located within Europe and China where the employees and cultures represent certain vast differences from employees and cultures within the United States where our corporate headquarters is situated. While the cultural values and philosophies of the people located in Europe are generally viewed to be in alignment with that of U.S. persons, there are still some significant differences. For example, the respective European data privacy laws take a harsher position regarding the protection of employee personal data and, consequently, there is less information shared with the U.S. parent corporation regarding employees working for our European subsidiaries. Additionally, the human resources and the systems our foreign entities use can represent vast differences, notably, our Swiss subsidiary and Shanghai subsidiary utilize a primary language other than English for communications.

Our exposure to fluctuations in foreign currency exchange rates arising from international operations could harm our financial condition and operating results.

Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales in Europe as well as non-U.S. dollar denominated operating expenses incurred throughout the world. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings, and generally will lead us to raise international pricing, potentially reducing demand for our products. In some circumstances, due to competition or other reasons, we may decide not to raise local prices to the full extent to offset unfavorable exchange rate fluctuations, or at all, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to realize a reduction in our overall gross margin as the U.S. dollar value of our foreign currency-denominated expenses increases.

Our business activities are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery laws, as well as the restrictions agreed to in our respective settlements with the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”). If we fail to comply with anti-bribery laws and regulations or the terms of either settlement agreement, we could be subject to civil and/or criminal penalties as well as further expenses related to an additional internal investigation.

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

According to court documents, Maxwell SA, engaged a Chinese agent to sell products in China, and from at least July 2002 through May 2009, paid more than $2.5 million to this agent to secure contracts with Chinese customers. The agent in turn used Maxwell SA’s money to influence officials at state-owned entities in connection with sales contracts. In its books and records, the Company mischaracterized the payments as sales-commission expenses.

In January 2011, we reached settlements with the SEC and DOJ with respect to charges asserted by the SEC and DOJ relating to this matter. We settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, we will pay a total of $6.4 million in profit disgorgement and prejudgment interest, in two installments, with $3.2 paid in each of the first quarters of 2011 and 2012. Under the terms of the settlement with the DOJ, we will pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, 2.3 million paid in the first quarter of 2012, and $2.3 million payable in the first quarter of 2013. As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If we remain in compliance with the terms of the DPA, at the conclusion of the term, the charges against us brought by the DOJ will be dismissed with prejudice. Further, under the terms of the agreements, we will periodically report to the SEC and DOJ on our internal compliance program concerning anti-bribery.

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

Substantially all of our components and products are manufactured in whole or in part by a few third-party manufacturers. Many of these manufacturers are located outside of the U.S., but are concentrated in a few general locations. We have also outsourced much of our transportation and logistics management. While these arrangements may lower operating costs, they also reduce our direct control over production and distribution. Such diminished control could have an adverse effect on the quality or quantity of our products, or our flexibility to respond to changing conditions. In addition, we rely on third-party manufacturers to adhere to the terms and conditions of the agreements in place with each party. For example, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, we may remain responsible to the customer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect our reputation, financial condition and operating results.

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

The successful management of new market applications and new product introductions will be necessary for our growth.

Given our position as the technology leader for the products and solutions we offer, there are a considerable number of new product concepts in the pipeline. Our ability to effectively accurately determine which new products or applications to pursue and which products to abandon will be necessary for us to meet our growth targets and remain competitive within the markets into which we sell our products. There are a number of reasons why a new product concept or market application may be abandoned, including greater than anticipated development costs, technical difficulties, regulatory obstacles, competition, inability to prove the original concept, lack of demand or acceptance, and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. Commercial success frequently depends on being the first provider of the technology to the market, and many of our competitors are also making considerable investments in similar new energy storage technology. Consequently, if we are not able to fund our research and development activities appropriately and deliver new products to the markets we serve on a timely basis, our growth and operations will be harmed. Additionally, as the market leader for the technology markets in which we practice, competitors follow us closely and follow our lead thereby requiring us to move on to the next innovation quickly enough to continue to serve as the market leader for technology.

Competition in the energy storage domain has significantly affected, and will continue to affect, our sales.

Many companies are engaged in or are starting to engage in designing, developing and producing energy storage solutions as a consequence of the push for clean energy solutions, including, most notably, government funding opportunities associated with pursuing such clean energy solutions. Consequently, more companies are pursuing opportunities in the energy storage domain and such new parties are entering the markets in which we currently do business as competitors. The success of these new competitors could render our existing products less competitive, resulting in reduced sales compared to our expectations or past results. For example, significant amounts of U.S. government funds are being invested in development of batteries with better performance characteristics or lower manufacturing costs than battery technologies currently on the market. An increasing number of parties are submitting proposals for and receiving this government funding and, consequently, these new better-performing batteries that include power delivery functionality could compete for market share with our existing ultracapacitor products.

Our success depends largely on the acquisition of, as well as the continued availability and service of, key personnel.

Much of our future success depends on the continued availability and service of key personnel, including our senior executive management team as well as highly skilled employees in technical, marketing and staff positions. Due to the complexity and immaturity of the technologies involved in the product we produce and the markets we serve, we may be unable to find the right personnel with the background needed to serve our goals and objectives. As the market leader for the technologies we develop, there are limited opportunities to hire personnel from competitors or from companies who have worked closely with similar or identical technology. Consequently, we seek to hire individuals who are capable of performing in an environment where they are expected to create with limited resources and references to past experiences. We may struggle to find such gifted personnel who also thrive in a high growth business atmosphere and who are capable of keeping pace with the fast environment encouraged by the technologies we create and the markets we serve. These uniquely talented personnel are in high demand in the technology industry and competition for acquiring such individuals is intense. Some of our scientists and engineers are the key developers of our products and technologies and are recognized as leaders in their area of expertise. Without first attracting the personnel with the appropriate baseline skill sets and then retaining such personnel, we could fail to maintain our technological and competitive advantage.

Our inability to manage rapid growth in personnel, including development and training of such personnel in an immature industry, as well as to map out succession planning, could impede our success.

Our business has grown rapidly. This growth has placed, and any future growth would continue to place, a significant strain on our limited personnel, management and other resources. Also, due to the learning curve associated with the immature products and services provided by us and the anticipated rapid growth of our product demands and revenues, we face risks related to managing personnel in such a growth environment. We may fail to accurately gauge the growth in personnel required at the appropriate time without incurring the additional cost and expense of the additional personnel before they are needed. We will also need to determine how to best add this new talent and transfer information and know-how without sacrificing the ongoing demands of the business. For example, each new hire will need to learn quickly about our products and technologies. Since there is limited information available in the public domain, this information will need to be passed from existing personnel to new personnel all while the existing personnel continue to complete their ongoing job duties. Additionally, our ability to grow management talent below the senior executive level will be imperative to achieving our goals. In a smaller organization, the senior executive management team is capable of handling and being involved in several tasks and decision making forums. However, once the Company makes significant progress toward meeting its growth targets, the time constraints will be felt more severely by the senior executive team and some of the tasks they are currently capable of handling on their own will need to be transferred to the management team reporting to them. Accordingly, growing the next level of management and identifying key personnel for succession planning will become critical to our ongoing success.

Our success as a reliable supplier to our customers is highly dependent upon our ability to effectively manage our reliance upon certain suppliers of key component parts and specialty equipment.

Because we currently obtain certain key components including, but not limited to carbon, binder, separator, paper, aluminum piece parts, die, printed circuit boards and certain finished goods from single or limited sources, we are subject to significant supply and pricing risks. If the particular supplier is unable to provide the appropriate quantity and/or quality of the raw material at the prices required, then we will be unable to produce and deliver our finished goods to customers thereby losing out on revenue generation and, potentially, incurring penalties for failing to timely perform. Additionally, we use some custom components that are not common to the rest of the industries served by our suppliers and which are often available from only one source. Also, when a component or product uses new technologies, initial capacity constraints may exist until the particular supplier’s yield has matured or manufacturing capacity has increased. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decide to concentrate on the production of common components instead of components customized to meet our unique requirements. If the supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to us, then our financial condition and operating results could be adversely affected.

Conversely, diversifying our supplier base to ensure that we have multiple suppliers for each key raw material typically involves additional costs including, but not limited to: higher prices for the raw materials as a direct consequence of purchasing lower volumes from each supplier; additional costs associated with qualifying additional suppliers; and increased resource expense in managing an additional supplier for factors including quality, timely delivery and other standards. If we fail to balance the interests between the reliance upon a single supplier and expense associated with diversifying the supply chain base, then our actual gross profit could fail to meet our targets.

Our products and services may experience quality problems from time to time that could result in decreased sales and operating margin.

In the case of our ultracapacitor products, we sell relatively new technology which could contain defects in design and manufacture. As a direct consequence of the immaturity of this technology, we are still learning about the technology and its potential quality issues which could arise during operation. Additionally, we are still learning, along with our customers, how the products will operate in the systems into which our customers are incorporating the products. Consequently, we are not always capable of anticipating the defects or quality problems the products are likely to experience in the field. Products sold into high performance environments such as heavy transportation and automotive markets could experience additional operating characteristics that could unexpectedly interfere with the intended operation of our products. With this sometimes limited understanding of the applicability and operation of our products in varying end user applications, we also strive to respond quickly in modifying the products to accommodate such concerns. As such, the release time of next generation products is relatively short thereby forcing us to assume additional risks associated with expediting the release of new or modified products. We are also building our infrastructure to adequately and efficiently handle any potential recall and the reverse logistics involved in returning our products to our facilities in the event that any defects are found. There can be no assurance that we will be able to detect and fix all defects in the products we sell or will be able to efficiently handle all issues related to product returns. Failure to do so could result in lost revenue, harm to our reputation, and significant warranty and other expenses, and could have an adverse impact on our financial condition and operating results.

Efforts to protect our intellectual property rights and to defend claims against us could increase our costs and will not always succeed; any failures could adversely affect sales and profitability and restrict our ability to do business.

Intellectual property (“IP”) rights are crucial to our business, particularly for our ultracapacitor and microelectronics product lines. We endeavor to obtain and protect our intellectual property rights which we feel will allow us to obtain or maintain our competitive advantage in the marketplace. However, there can be no assurance that we will be able to adequately identify and protect the portions of IP which are strategic to our business. When strategic intellectual property rights are identified, then we will seek formal protection in jurisdictions in which our products are produced or used, jurisdictions in which competitors are producing or importing their products, and jurisdictions into which our products are imported. Different nations may provide limited rights and inconsistent duration of protection for our products. Additionally, we may be unable to obtain protection for our intellectual property in key jurisdictions. For example, the patent prosecution and enforcement system within China is less mature than the systems in other jurisdictions and therefore we may be less able to enforce our rights.

Even if protection is obtained, competitors or others in the chain of commerce may raise legal challenges to our rights or illegally infringe our rights, including through means that may be difficult to prevent or detect. For example, a certain portion of our IP portfolio is related to unique process steps performed during the manufacture of our products and which are not readily recognizable in the physical embodiment of the final product. It may be difficult to identify and prove that a competitor is infringing on our rights to such process steps. Further, we are required to divulge certain of our IP to our business partners to enable them to provide quality product or raw materials to us in order for us to accomplish our business goals. To the extent that such disclosure occurs in

China or other jurisdictions in which the ability to protect IP is more limited, we may begin to lose our competitive edge. In addition, because of the rapid pace of technology advancements, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents stemming from pending patent applications that were unknown to us prior to issuance. These patents could reduce the value of our commercial or pipeline products or, to the extent they cover key technologies on which we have unknowingly relied, require that we seek to obtain a license or cease using the technology, no matter how valuable to our business. We may not be able to obtain such a license on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our financial condition and results of operations.

Our inability to effectively identify, enter into, manage and benefit from strategic alliances, may limit our ability to pursue certain growth objectives and/or strategies.

Our reputation is important to our growth and success. As a leader in an emerging technology industry, we recognize the value in identifying, selecting and managing key strategic alliances. We are mainly focusing our business on the specific products we deliver and pursuit of strategic alliances with other companies could allow us to provide customers with integrated or other new products and services derived from the alliances. To be successful, we must first be able to define and identify opportunities which align with our growth plan. Additionally, we cannot be certain that our alliance partners will provide us with the support we anticipate, that such alliance or other relationships will be successful in developing our technology for use with their intended products, or that any alliances or other relationships will be successful in manufacturing and marketing integrated products. Our success is also highly dependent upon our ability to manage the respective parameters of all strategic alliances, promote the benefits to us, and to not prohibit or discourage other opportunities which may be beneficial to us in the future. Also, certain provisions of alliance agreements that are for our benefit may be subject to restrictions of foreign laws that limit our ability to enforce such contractual provisions. Currently, we have alliances with several partners both in the U.S. and throughout the world. We anticipate that future alliances may also be with foreign partners or entities. As a result, such future alliances may be subject to the political climate and economies of the foreign countries where such partners reside and operate. If the strategic alliances we pursue are not successful, our business and prospects could be negatively affected.

Should a catastrophic event or other significant business interruption occur at any of our facilities, we could face significant reconstruction or remediation costs, penalties, third party liability and loss of production capacity, which could affect our business.

Weather conditions, natural disasters or other catastrophic events could cause significant disruptions in operations. In turn, the quality, cost and volumes of the products we are able to produce and sell will be affected, which will affect our sales and profitability. Natural disasters or industrial accidents could also damage our manufacturing facilities or infrastructure, or those of our major suppliers or major customers, which could affect our costs and our ability to meet supply. For example, currently, our sole manufacturing facilities for electrode and microelectronics are located in San Diego, California, an area known for natural wildfires and earthquakes. However, we are in the process of opening a second manufacturing facility for electrode in Peoria, Arizona, which will provide for an alternative manufacturing location in the event we are impacted by a catastrophic event or other significant business interruption at one of our manufacturing locations. Weather conditions, natural disasters or industrial accidents could also affect our manufacturing facilities, or those of our major suppliers or major customers, which could affect our costs and our ability to deliver products, or could reduce demand.

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing partners and customers. Our business operations are subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to produce and deliver products to our customers, including channel partners, or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing partners and component suppliers. The majority of our research and development activities, our corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing partners, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses could be incurred and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. While we may purchase insurance policies to cover the direct economic impact experienced following such a natural disaster, there can no assurance that such insurance policy will cover the full extent of our financial loss nor will it cover losses which are not economic in nature such as, for example only, our business and reputation as a reliable supplier.

We may be subject to information technology systems failures, network disruptions and breaches in data security.

Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, processing of transactions or reporting of financial results, or causing the unintentional disclosure of confidential information of our own or of our customers. While management has taken steps to address these concerns by implementing network security, certain data and system redundancy and internal control measures, there can be no assurance that the measures we have implemented to date would be sufficient in the event of a system failure, loss of data or security breach. As a result, in the event of such an event or failure, our financial condition and operating results could be adversely affected.

Our ability to match our production plans for our ultracapacitor products to the level of product actually demanded by customers has a significant effect on our sales, costs and growth potential.

Customers’ decisions are affected by market, economic and government regulation conditions which can be difficult to accurately gauge in advance. Failure to provide customers and channel partners with demanded quantities of our products could reduce our sales. Conversely, increased capacity which exceeds actual customer demands for our products increases our costs and, consequently, reduces our profit margins on the products delivered. Although we have implemented policies and procedures for refining the forecasting methods used by customers and a more sophisticated mechanism for gauging the sales pipeline to better project timing of new customer demand, there can be no assurance that these mechanisms will match our production plans with customer demands. Additionally, we are continuing to develop new and improved products, which may require the implementation of new manufacturing processes and equipment lines. As a result of all of these factors, we could fail to meet either revenue or profit margin targets.

A substantial percentage of our total revenue depends on the sale of products within a small number of vertical markets and a small number of geographic regions, and the decline in the size of a vertical market or reduction of consumption within a geographic region, could impede our growth and profitability.

Sales within a relatively small number of vertical markets and a small number of geographic regions, make up a large portion of our revenues. Our ability to grow our sales within this limited number of markets and regions depends on our ability to compete on price, delivery and quality. For example, our microelectronics products are primarily used within the space industries. Within the space community there are a limited number of customers for our products and each customer represents a significant portion of our revenue. If our relationships with such large customers are disrupted, we could lose a significant portion of our anticipated revenue. Factors that could influence our relationships with our customers include: our ability to sell our products at prices that are competitive with competing suppliers; our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers; our ability to produce and deliver a sufficient quantity of our products in a timely manner to meet our customers’ requirements; and our financial condition and perceived viability as a long term supplier. Similarly, we currently sell our products into a small number of vertical markets. If a particular market into which we sell experiences a decline, then our customers will decrease their own consumption of our products thereby reducing our revenues. For example, if consumers are no longer accepting of the use of solid state disc drives within their computers, then our direct customers will no longer consume products from us for incorporation into such solid state disc drives. Additionally, as we continue to pursue sales of our products into markets which traditionally have lower margin rates than our current business, for example, the automotive and consumer markets, we may be forced to reduce our margins to remain competitive in these markets. If we continue to pursue these markets and reduce our margins to increase sales, then we could experience degradation in our overall profit margins. Finally, a substantial portion of our revenues stem from sales to customers within a limited number of geographic regions including, notably, China and Germany. Collectively, almost half of our revenues are from customers situated in China or Germany. If certain factors were to arise including, for example, a catastrophic event or shift in economic health and stability within a particular region, then customers within these regions may reduce their consumption of our products resulting in reduced revenues for us.

Many of our customers are currently the benefactors of government funding or government subsidies.

Our products are currently sold into a limited number of vertical markets which are either directly funded by or partially subsidized with government funding in the respective markets where our customers exist. Our ultracapacitor products provide numerous technology and environmental benefits for many of the applications in which our customers are using these products. As the technology utilized for these devices is still relatively immature, the costs associated with producing the products is high as compared with the current solution used by customers today. However, many government entities have determined that they view certain prevailing interests, including, for example, reduction of pollution, to outweigh the costs associated with incorporating these clean technologies and therefore are willing to allocate government funding to encourage companies, including our customers, to spend additional money to produce goods which reduce pollution or energy consumption. If the government entities elect to change their policy on government subsidies or decide to cancel certain government funding programs, then our customers could cancel or reduce orders for our products. Similarly, our microelectronics and high voltage capacitor products are consumed by markets which are either directly funded by or controlled by the respective government bodies in the jurisdictions where our customers do business. For example, our microelectronics products are used in the space community which is ultimately run by the space agencies of the governments where we do business. Likewise, our high voltage capacitor products are largely used for electric utility infrastructures which are largely controlled by the respective governments supplying power and electricity to its populations.

We may not be able to obtain sufficient capital to meet our operating or other needs, which could require us to change our business strategy and result in decreased profitability and a loss of customers. Namely, if we fail to meet the debt covenants imposed by our credit facility, we could lose access to that credit facility.

We believe that in the future we will need a substantial amount of additional capital for a number of potential purposes, including the following:

•	to meet potential production volumes for our products, particularly our ultracapacitors, which may require customized production lines to achieve targeted customer volume and price requirements;

•	to expand our manufacturing capabilities and develop viable outsourcing opportunities and other production alternatives;

•	to fund our continuing expansion into commercial markets and compete effectively in those markets;

•	to develop new technology and cost effective solutions in our business; and

•	to acquire new or complementary businesses, product lines or technologies.

In December 2011, we entered into a credit agreement with Wells Fargo (“Credit Agreement”) which grants us a line of credit and equipment term loan facility, as long as we remain in compliance with various terms and conditions. These term and conditions include certain restrictions and financial covenants, and it is uncertain whether we will be able to meet such financial covenants over the term of the Credit Agreement. If we fail to comply with the terms and conditions of this Credit Agreement, then the line of credit may be withdrawn, we may be required to immediately repay any outstanding obligation, and the additional funds will not be available to us to fund our growth.

In addition, in April 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. In August 2011, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date.

There can be no assurance that these additional sources of financing will ultimately be available to us on acceptable terms or at all. If adequate funds are not available when needed, we may be required to change or delay our planned growth, which could result in decreased revenues, profits and loss of customers. Also, the issuance of additional shares will result in dilution to our current stockholders. If additional financing is accomplished by the issuance of debt, the service cost, or interest, will reduce net income or increase net loss, and we may also be required to issue warrants to purchase shares of common stock in connection with issuing such debt.

The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.

As of December 31, 2011, we had approximately $268 million of U.S. federal tax and state tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: 1) our ability to generate future taxable income and 2) the absence of certain future “ownership changes” to our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. The issuance of shares of our common stock could cause an “ownership change.” Such transactions include the issuance of shares of common stock upon future conversion or exercise of outstanding options.

Our stock price continues to be volatile.

Our stock has at times experienced substantial price volatility due to a number of factors, including but not limited to variations between our actual and anticipated financial results, announcements by us or our competitors, and uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, we believe our stock price reflects high future growth and profitability expectations. If we fail to meet these expectations then our stock price may significantly decline which could have an adverse impact on investor confidence and employee retention.

Unfavorable results of legal proceedings could materially adversely affect us.

We are subject to various legal proceedings and claims that have arisen out of the ordinary conduct of our business and are not yet resolved, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and could cause significant expense and diversion of management attention. From time to time, we are involved in major lawsuits concerning intellectual property, torts, contracts, shareholder litigation, administrative proceedings and other matters, as well as governmental inquiries and investigations, the outcomes of which may be significant to our results of operations or limit our ability to engage in our business activities. In recognition of these considerations, we may enter into material settlements to avoid ongoing costs and efforts in defending or pursuing a matter. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that could adversely affect our business and materially affect our financial condition and operating results. While we have insurance related to our business operations, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. We have recorded reserves for potential liabilities where we believe the liability to be probable and reasonably estimable. However, our actual costs may be materially different from this estimate.

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

We have ongoing operations in San Diego, California and Rossens, Switzerland and are in the process of opening a production facility in Peoria, Arizona. In San Diego, we occupy a 45,000 square foot facility for research and manufacturing operations under a renewable lease that expires in July 2015. We occupy an 11,864 square foot facility located in San Diego for our corporate offices under a renewable lease expiring in July 2015. In addition, we have a 36,367 square foot facility in San Diego for our principle research and marketing operations under a renewable lease that expires December 2018. Our Peoria Arizona facility occupies 123,048 square feet under a renewable lease that expires in June 2022 and we have two additional five year options thereafter. Further, we lease research, manufacturing and marketing facilities in Rossens, Switzerland, occupying 60,762 square feet, under a renewable lease that expires in December 2019 and we have two additional five year options thereafter. We also have small sales offices in Shanghai, China; Gilching, Germany; and Great Yarmouth, United Kingdom, under lease arrangements. We believe that we have sufficient space to support forecasted increases in production volume and, that our facilities are adequate to meet our needs for the foreseeable future.

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

Customer Claim

In 2005, a customer claimed a possible defect in a product that was produced for our Swiss subsidiary, Maxwell SA, under contract by a third party manufacturer, Epcos AG, and resold to the customer. In July 2011, we reached an agreement in principal with the customer to settle any and all claims for consideration of 1.8 million Euro (approximately $2.3 million as of December 31, 2011), with 500,000 Euro (approximately $648,000 as of December 31, 2011) payable to the customer up front and the remaining amount of 1.3 million Euro (approximately $1.7 million as of December 31, 2011) available to the customer as a specified discount on future purchases of our products. Any balance remaining of the 1.3 million Euro not used as product discount by December 31, 2014 is payable in cash at that time. This agreement is not yet final, and is therefore subject to change until a written agreement between the parties is executed. We are continuing to pursue recovery of damages from the manufacturer of the defective product, but at this time we are unable to ascertain the amount of the recovery, if any. The anticipated settlement amount of 1.8 million Euro (approximately $2.3 million as of December 31, 2011) due from us to the customer has been fully accrued in “accounts payable and accrued liabilities” in the consolidated balance sheet as of December 31, 2011.

FCPA Matter

As a result of being a publicly traded company in the U.S., we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Beginning in 2009, we conducted an internal review into payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. In January 2011, we reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities law violations. We settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, we agreed to pay a total of $6.4 million in profit disgorgement and prejudgment interest, in two installments, with $3.2 million paid in each of the first quarters of 2011 and 2012. Under the terms of the settlement with the DOJ, we agreed to pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, $2.3 million paid in the first quarter of 2012, and $2.3 million payable in the first quarter of 2013. As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If we remain in compliance with the terms of the DPA, at the conclusion of the term, the charges against us asserted by the DOJ will be dismissed with prejudice. Further, under the terms of the agreements, we will periodically report to the SEC and DOJ on our internal compliance program concerning anti-bribery. As of December 31, 2011, $5.4 million is included in “accounts payable and accrued liabilities” and $2.3 million is included in “other long-term liabilities” on the accompanying consolidated balance sheet.

Shareholder Derivative Suit

In August 2010 and September 2010, two separate shareholder derivative actions were filed in the Superior Court for San Diego County, California, on behalf of and for the benefit of us, against certain of our current and former officers and directors alleging, among other claims, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. In October 2010, these two actions were consolidated, and in March 2011 a consolidated and amended shareholder derivative complaint was filed bringing similar claims as the previous complaints. The consolidated and amended complaint was titled Loizides v. Schramm et al. and alleged that the individual defendants failed to prevent us from violating the U.S. Foreign Corrupt Practices Act (“FCPA”) and failed to maintain internal controls and accounting systems for compliance with the FCPA. On December 15, 2011, all parties attended mediation, wherein at the conclusion of the hearing the mediator proposed a settlement amount of $3.0 million to be paid to plaintiffs’ counsels, with $2.7 million to be paid by our insurance carrier and $290,000 to be paid by us. In addition to the monetary amount and as part of the proposed settlement, we would be required to ensure that certain corporate governance measures are in place and enforced. On February 8, 2012, the Board of Directors of the Company approved these settlement terms. The agreement is subject to, among other things, court approval and notice to our shareholders. On February 9, 2012, the parties executed a stipulation of settlement, and the plaintiffs filed a motion for court approval of the settlement. On February 14, 2012, the court entered an order that preliminarily approved the proposed settlement, subject to further consideration at a settlement hearing scheduled for April 12, 2012, which will likely result in a dismissal of the consolidated derivative action with prejudice. As of December 31, 2011, we have accrued a liability of $3.0 million based on the anticipated settlement amount, which is included in “accounts payable and accrued liabilities”, and a receivable of $2.7 million, which is included in “trade and other accounts receivable”, for the amount payable by our insurance carrier.

Customer Bankruptcy Matter

In January 2011, we attended a bankruptcy proceeding in the United States Bankruptcy Court for the Southern District of California for a previous customer, ISE Corp., in order to bid on certain intellectual property and physical assets that were being auctioned. During this proceeding, an offer for sale was presented for any and all potential claims held by the previous customer against us. These potential claims related primarily to payments made to us prior to the previous customer filing bankruptcy, as well as a potential intellectual property dispute between us and the previous customer. At the January 2011 bankruptcy proceeding, we bid $250,000 to purchase the right to any and all future claims against us stemming from rights held by the previous customer. However, following the auction, the previous customer essentially declined the previous offer for settlement with us. Since this time, in the interest of a more expedient resolution to this matter, we have increased our settlement offer to $500,000. Recently, the parties have been unable to progress with settlement discussions until other matters with the previous customer’s estate are resolved with third parties. We believe that we have strong legal defenses against any and all potential claims related to this matter, and do not believe a settlement amount in excess of $500,000 is likely. Our current estimate of the range of loss on this matter is $500,000 to $1,000,000, with the low end of this range based on our outstanding settlement offer, and the high end of the range based on the opposing party’s counter offer of $871,000, which only represented the preference payment claim, plus some amount for the intellectual property dispute. The proposed settlement amount of $500,000 has been fully accrued in “accounts payable and accrued liabilities” in the consolidated balance sheet as of December 31, 2011.

DCIS Matter

In 2007, we delivered products to two separate customers who were incorporating our products into larger systems for use by agencies of the U.S. government. In 2008, one of these customers reported intermittent failures in the products delivered to it by us and replacement units were provided to that customer. In March 2010, we were contacted by an agent from the Defense Criminal Investigative Services (“DCIS”) requesting a meeting to discuss the failures that occurred with our products delivered to a specific customer. In April 2011, the DCIS agent contacted us again to request a follow up meeting to ask additional questions. Essentially, we believe that the DCIS agent is considering the appropriateness of our actions regarding the discovered product failures and whether the failure reported by this particular customer would be applicable to another customer to which the same products were delivered. In June 2011, the DCIS served a subpoena on us requesting that we produce certain documents. In December 2011, we completed our production of documents requested under the subpoena. To date, no formal actions have been taken by DCIS with respect to any documents provided by us. Further, we have not identified any documents or facts that appear to indicate any wrongdoing, including, potentially, any violation of laws or regulations. At this time, we believe it is remote that we will incur any penalties, fines or other monetary settlements as a result of this matter, and as such have not accrued any amount associated with this matter. However, given the passage of time on this matter and the indeterminate amount of time that this matter could remain open, we have determined that there is a reasonable possibility that this matter could have a material impact on our financial condition. However, based on the stage of this matter, we are unable to estimate a range of loss.

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

	High	Low
Year Ended December 31, 2011
First Quarter	$19.65	$15.25
Second Quarter	18.93	13.78
Third Quarter	20.49	13.81
Fourth Quarter	21.49	14.25
Year Ended December 31, 2010
First Quarter	$19.20	$11.48
Second Quarter	15.12	11.04
Third Quarter	14.89	10.16
Fourth Quarter	19.37	14.52

As of February 6, 2012, there were 351 registered holders of our common stock, and 290 registered holders of restricted common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently anticipate that any earnings will be retained for the development and expansion of our business and, therefore, we do not anticipate paying cash dividends on our capital stock in the foreseeable future. Also, over the remaining term of our credit facility, which is scheduled to expire in April 2015, we are not permitted to declare or pay dividends.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated in this report by reference.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

Item 6.	Selected Financial Data

The selected consolidated financial data presented below is for each fiscal year in the five-year period ended December 31, 2011. This data is derived from the Company’s audited consolidated financial statements.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$157,311	$121,882	$101,315	$80,439	$56,708
Net income (loss)	$849	$(6,056)	$(22,912)	$(14,808)	$(15,733)
Net income (loss) per share
Basic	$0.03	$(0.23)	$(0.94)	$(0.71)	$(0.86)
Diluted	$0.03	$(0.23)	$(0.94)	$(0.71)	$(0.86)

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Total assets	$156,936	$149,811	$128,819	$102,313	$108,280
Cash, cash equivalents, short-term investments in marketable securities and restricted cash	$29,289	$47,829	$37,582	$20,576	$30,214
Short-term borrowings and current portion of long-term debt	$5,431	$3,511	$5,245	$18,888	$16,472
Long-term debt, excluding current portion	$68	$12,608	$11,452	$582	$13,544
Stockholders’ equity	$103,331	$88,023	$77,992	$63,247	$62,112
Shares outstanding	28,174	27,182	26,321	22,521	20,417

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations for the years ended December 31, 2011, 2010 and 2009 should be read in conjunction with our consolidated financial statements and the related notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. In addition, the discussion contains forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, deferred income taxes, the incurrence of warranty obligations, stock compensation expense, impairment of goodwill and other intangible assets, the cost to complete certain projects, the probability that the performance criteria of restricted stock awards will be met and accruals for estimated losses from legal matters.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	2011 Highlights

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Critical Accounting Estimates

•	Pending Accounting Pronouncements

•	Off Balance Sheet Arrangements

•	Outlook

Executive Overview

Maxwell is a global leader in developing, manufacturing and marketing advanced energy storage and power delivery products for transportation, industrial, information technology and other applications, and microelectronic products for space and satellite applications. Our strategy is to establish a compelling value proposition for our products by designing and manufacturing them to perform reliably with minimal maintenance over long operational lifetimes. We have three product lines: ultracapacitors with applications in multiple industries, including transportation, automotive, information technology, renewable energy and consumer and industrial electronics; high-voltage capacitors primarily applied in electrical utility infrastructure; and radiation-hardened microelectronic products for space and satellite applications.

Our primary objective is to grow revenue and profit margins by creating and satisfying demand for our ultracapacitor-based energy storage and power delivery solutions. We are focusing on establishing and expanding market opportunities for ultracapacitors and being the preferred supplier for ultracapacitor products worldwide. We believe that the transportation industry represents the largest market opportunity for ultracapacitors, primarily for applications related to engine starting, electrical system augmentation, and braking energy recuperation and hybrid electric drive systems for transit buses, trucks and autos, and electric rail vehicles. Various backup power applications, including instantly available power for uninterruptible power supply and wind turbine blade pitch systems, also represent a significant market opportunity.

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

In 2011, revenues were $157.3 million, representing an increase of 29% compared with 2010. This revenue growth is primarily attributable to increased ultracapacitor product sales, which grew in 2011 by 42% compared with 2010. Further, overall gross profit in 2011 was 39%, compared with 38% in 2010. The increase in gross margin was driven mainly by significantly improved profitability for our ultracapacitor products related to increased sales volume and reduced manufacturing costs. As of December 31, 2011, we had cash and cash equivalents of $29.3 million, which we believe will be sufficient to fund operations for at least the next twelve months. However, in the future, we may decide to supplement planned cash flow provided from operations by issuing debt or equity.

Going forward, we will continue to focus on growing our business and strengthening our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus will be to grow our ultracapacitor business through continued market penetration in primary applications, including automotive, transportation and backup power. In order to achieve our growth objectives, we will need to overcome risks and challenges facing our business. Significant risks and challenges we face include the ability to maintain profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; and hiring, developing and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on achieving higher profits, and on developing new products and promoting the value proposition of our products over competing technologies. In addition, we are augmenting current manufacturing capacity and infrastructure, which we believe will be sufficient to accommodate our planned growth. We believe that the Company is well positioned to sustain the financial and operational progress exhibited by our results of operations in 2011.

2011 Highlights

During 2011, we continued to focus on researching new technologies, developing strategic alliances, introducing new products, increasing production capacity, reducing product costs, funding capital improvements, and improving production processes. Some of these efforts are described below:

•

In November, we announced that our Swiss subsidiary will evaluate the use of graphene as a commercial-scale electrode material through a European Union (EU)-funded technology development program entitled, ElectroGraph.

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

•

In April, we announced that ShinMaywa Industries, Ltd., a leading Japanese producer of special purpose trucks, designed Maxwell’s ultracapacitors into an all-electric loading mechanism for garbage trucks that eliminates fuel consumption, CO2 emissions and noise during loading and unloading.

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

Results of Operations

The following table presents certain statement of operations data expressed as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Total revenue	100%	100%	100%
Cost of revenue	61%	62%	65%

Gross profit	39%	38%	35%
Operating expenses:
Selling, general and administrative	24%	29%	33%
Research and development	14%	15%	16%

Total operating expenses	38%	44%	49%

Operating income (loss)	1%	(6)%	(14)%
Other income (expense), net	1%	2%	(6)%

Income (loss) from operations before income taxes	2%	(4)%	(20)%
Income tax provision	1%	1%	3%

Net income (loss)	1%	(5)%	(23)%

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Net income reported for 2011 was $849,000, or $0.03 per share, while net loss was $6.1 million, or $0.23 per share, in 2010. During 2011, we continued to achieve improved operating results due to revenue growth combined with improvements in gross profit and operating margins. In 2011, we achieved positive income from operations of $1.8 million, compared with an operating loss of $6.5 million in 2010. Revenue grew by 29% in 2011 compared with 2010, while both cost of revenue and operating expenses declined as a percentage of revenue.

Revenue and Gross Profit

The following table presents revenue, cost of revenue and gross profit for the years ended December 31, 2011 and 2010 (in thousands, except percentage):

	Year Ended December 31, 2011		Year Ended December 31, 2010		Increase	% Change
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$157,311	100%	$121,882	100%	$35,429	29%
Cost of revenue	95,254	61%	74,995	62%	20,259	27%

Gross profit	$62,057	39%	$46,887	38%	$15,170	32%

Revenue in 2011 increased 29% to $157.3 million, compared with $121.9 million in 2010. Ultracapacitor product revenue increased by 42% to $97.0 million in 2011, compared with $68.5 million in the prior year. Sales of high voltage capacitor products totaled $42.3 million for 2011, up 18% from the $35.7 million recorded in 2010. Revenue from our microelectronic products was relatively flat year-over-year. The increase in revenue was influenced primarily by higher volume in our ultracapacitor product line associated with continuing strong demand for energy storage and power delivery systems for hybrid energy and electric transit vehicles and micro hybrid automotive systems, as well as backup power applications for enterprise computing systems, and the sale of our proprietary electrode material.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during 2011 compared with 2010, revenue was positively impacted by $6.3 million.

The following table presents revenue mix by product line for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Ultracapacitors	62%	56%
High-Voltage Capacitors	27%	29%
Microelectronics	11%	15%

Total	100%	100%

Gross profit in 2011 increased $15.2 million, or 32%, to $62.1 million compared with 2010. As a percentage of revenue, gross profit increased to 39% in 2011 compared with 38% in 2010. Of the increase in gross profit in absolute dollars, $13.6 million related to an increase in the volume of sales and $2.7 million was due to net reductions of product costs. Offsetting these increases was a decrease in gross profit in absolute dollars of $1.2 million related to net foreign exchange losses recorded in 2011 compared with net foreign exchange gains recorded in 2010. We hedge intercompany and third-party asset and liability balances denominated in currencies other than the local currency. The net foreign exchange gains or losses recognized are the transaction gains and losses incurred on the hedged assets and liabilities, net of the gains and losses realized on the hedge contracts. Product cost reductions related primarily to our high-voltage capacitors product line, and were due to price increases, material cost reductions, and a shift in sales mix to higher margin products. In addition, product design advancements allowed us to continue to reduce the product costs of our large cell ultracapacitor product line.

Selling, General & Administrative Expense

The following table presents selling, general and administrative expense for the years ended December 31, 2011 and 2010 (in thousands, except percentage):

	Year Ended December 31, 2011		Year Ended December 31, 2010		Increase	% Change
	Amount	% of Revenue	Amount	% of Revenue
Selling, general and administrative	$37,741	24%	$35,413	29%	$2,328	7%

Selling, general and administrative expenses were 24% of revenue in 2011, compared with 29% in 2010, while total expense increased by $2.3 million, or 7%. The increase in absolute dollars was driven primarily by an increase of $2.8 million in legal fees and an increase of $1.4 million in labor costs due to headcount growth in our sales and marketing operations. Increased legal fees in 2011 related to certain ongoing legal matters, including indemnification of certain past officers concerning the FCPA matter, efforts related to protection of our intellectual property, and other corporate matters. In addition, we experienced an increase in recruiting expenses, information technology expenses, marketing consulting fees, and selling expenses totaling approximately $1.8 million, related to the ongoing growth of our business. In 2011, we also recorded an accrual for the anticipated settlement of a customer dispute of $2.3 million. Offsetting these increases was a decrease in net foreign exchange losses of $1.2 million, primarily due to a change in hedging strategy. In 2011, we recorded net foreign exchange losses of $498,000 compared with $1.7 million in net foreign exchange losses in 2010. Further offsetting these increases were decreases associated with a $5.1 million charge in 2010 related to settlement of the FCPA matter and an asset impairment of $880,000 related to equipment that was reclassified from held-for-sale to held-and-used.

Research and Development Expense

The following table presents research and development expense for the years ended December 31, 2011 and 2010 (in thousands, except percentage):

	Year Ended December 31, 2011		Year Ended December 31, 2010		Increase	% Change
	Amount	% of Revenue	Amount	% of Revenue
Research and development	$22,330	14%	$17,736	15%	$4,594	26%

Research and development expense was $22.3 million in 2011 compared with $17.7 million in 2010, an increase of approximately $4.6 million or 26%. However, as a percentage of revenues, research and development expense was 14% in 2011 compared with 15% in 2010. The increase in absolute dollars was driven by the continued expansion of our research and development activities, including primarily an increase of $3.5 million in labor expense due to headcount additions, an increase of $1.6 million in facilities and information technology expenses related to expansion of our research and development facilities, and an increase of $1.2 million in expenses related to new product development and research programs partially funded by governments. These increases were offset by additional government funding of our research and development activities of $2.0 million.

Amortization of debt discount and prepaid debt costs

Amortization of debt discount and prepaid debt costs was $55,000 in 2011 compared with $83,000 in 2010, a decrease of approximately $28,000. The amortization period for the debt discount and prepaid debt costs was associated with the original payment terms for the convertible debentures, wherein final payment was due on December 31, 2010, however, the holder elected to defer three quarterly installments to 2011.

Gain (loss) on embedded derivatives and warrants

The gain on embedded derivatives was $1.1 million in 2011 compared with $2.3 million in 2010. The gain or loss recorded on the embedded derivative and warrants primarily represents the change in the fair market value on revaluation of the debenture conversion rights and warrants at the end of the year, or conversion dates, compared to the beginning of the year. In December 2010, the warrants were exercised in full, and in February 2011, the remaining principal balance of the convertible debentures was converted to shares of our common stock. Following these transactions, there will be no further impact to the consolidated statement of operations related to the fair value measurement of these derivative instruments and warrants.

Provision for Income Taxes

We recorded an income tax provision of $1.9 million for the year ended December 31, 2011 compared with $1.6 million for the year ended December 31, 2010. This provision is primarily related to our Swiss operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2011. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.

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

Provision for Income Taxes

We recorded an income tax provision of $1.6 million for the year ended December 31, 2010 compared with $2.5 million for the year ended December 31, 2009. This provision is primarily related to our Swiss operations. The 2009 tax provision included a one-time non-cash tax provision of $1.7 million associated with the transfer of certain intellectual property from Switzerland to the U.S. in order to maximize utilization of U.S. federal and state net operating loss carryforwards. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

Liquidity and Capital Resources

Changes in Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	Years Ended December 31,
	2011	2010	2009
Total cash provided by (used in):
Operating activities	$(5,101)	$8,748	$(999)
Investing activities	(14,466)	(8,794)	(4,951)
Financing activities	10,432	9,920	22,696
Effect of exchange rate changes on cash and cash equivalents	(1,405)	373	260

Increase (decrease) in cash and cash equivalents	$(10,540)	$10,247	$17,006

Net cash used in operating activities was $5.1 million in 2011. This usage of cash related primarily to increased inventory levels of $8.1 million and an increase in accounts receivable balances of $9.1 million. The increase in accounts receivable is due to revenue growth as well as significant sales in the last month of 2011. The increase in inventories relates to anticipated sales growth, as well as a change in our inventory management strategy to ensure that we are able to meet our customers’ delivery requirements. In addition, we made settlement payments totaling $6.7 million to the SEC and DOJ during the first quarter of 2011. Excluding this cash outflow, there was a $9.6 million increase in accounts payable and accrued liabilities and other long-term liabilities primarily correlating to the increase in inventory, which positively impacted cash flows. In addition, included in 2011 net income of $849,000 are net non-cash charges of $9.2 million which negatively impact the statement of operations but do not impact cash. Net cash provided by operating activities was $8.7 million in 2010 and net cash used in operating activities was $1.0 million in 2009. Although we achieved positive net income in 2011 of $849,000 compared with a net loss of $6.1 million in 2010, which contributed to an improvement in our operating cash flows, this improvement in cash flows was offset by settlement payments in 2011 to the SEC and DOJ of $6.7 million, as well as a significant consumption of cash related to increased accounts receivable and inventory balances, as compared with 2010.

Our net cash used in investing activities was $14.5 million for the year ended December 31, 2011, compared with $8.8 million in 2010 and $5.0 million in 2009. Capital expenditures in 2011 were primarily focused on investments in a corporate research and development facility, information technology infrastructure and increased production capacity. Cash used in investing activities in 2010 and 2009 was primarily related to capital expenditures focused on increasing our production capacity to meet future demand.

Our net cash provided by financing activities was $10.4 million for the year ended December 31, 2011, compared with $9.9 million in 2010 and $22.7 million in 2009. During the year ended December 31, 2011, cash proceeds resulted primarily from the issuance of common stock under our stock-based compensation plans of $2.8 million, as well as the release of $8.0 million in restricted cash upon the settlement of the remaining principal balance of our convertible debentures. During the year ended December 31, 2010, we received cash proceeds of $7.5 million from the exercise of stock warrants.

Liquidity

As of December 31, 2011, we had approximately $29.3 million in cash and cash equivalents, and working capital of $46.2 million. In addition, our credit facility provides for aggregate borrowings up to $27.5 million, with $15 million available to fund operations and $12.5 million available to finance capital expenditures through April 30, 2012. As of December 31, 2011, no amounts were outstanding under this credit facility, therefore, the full amount was available to us. However, we are subject to certain financial covenants and other requirements under the credit agreement, and if we fail to meet these requirements, the credit facility may not be available to us.

Management believes that cash we expect to generate from operations, combined with available cash balances, will be sufficient to fund our operations, obligations as they become due, and capital equipment expenditures for at least the next twelve months. In addition, we may choose to access funds from our credit facility to supplement our existing cash balances and cash from operating activities. In the future, we may also issue equity. In April 2011, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities.

As of December 31, 2011, we have accrued $7.7 million for the settlement of FCPA violations, with $5.4 million paid in the first quarter of 2012 and $2.3 million payable in the first quarter of 2013. In addition, we have accrued approximately $2.3 million for the anticipated settlement of a customer dispute, of which approximately $648,000 is anticipated to be paid in cash during the first half of 2012, with the remaining amount available to the customer as a discount on future purchases of our products through December 31, 2014. Any balance not used as product discount by December 31, 2014 would be payable in cash at that time. This settlement is not yet final, and is therefore subject to change until a written agreement between the parties is executed.

As of December 31, 2011, the amount of cash and short-term investments held by foreign subsidiaries was $10.6 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay U.S. taxes to repatriate these funds. However, due to the Company’s substantial net operating loss carryforwards, repatriation would have an immaterial impact on the Company’s current tax rate and cash flows.

Credit Facility

In December 2011, we entered into a credit agreement whereby we obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan up to a maximum of $12.5 million (the “Equipment Term Loan”) (together, the “Credit Facility”). In general, amounts borrowed under the Credit Facility are secured by a lien on all of our assets other than our intellectual property. In addition, under the credit agreement, we are required to pledge 65% of our equity interests in our Swiss subsidiary. We have also agreed not to encumber any of our intellectual property. The agreement also contains certain restrictive covenants that limit our ability to, amongst other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on our property; (iii) enter into a merger or similar transaction; (iiii) invest in another entity; (iv) declare or pay dividends; and (v) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that we must meet on a quarterly basis during the term of the credit agreement include a minimum liquidity ratio, a minimum quick ratio, and quarterly EBITDA and net income targets. It is uncertain whether we will be able to meet these financial covenants over the term of the credit agreement. If we fail to comply with the terms and conditions of this credit agreement, then the credit facility may be withdrawn and the bank could require us to immediately repay any outstanding obligation.

Revolving Line of Credit

We may use borrowings under the Revolving Line of Credit for general working capital and corporate purposes. Amounts borrowed under the Revolving Line of Credit bear interest, payable monthly, at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. We must also pay an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit. The Revolving Line of Credit matures on December 5, 2013, and may be prepaid in whole or in part at any time.

Equipment Term Loan

We may use borrowings under the Equipment Term Loan to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. Amounts borrowed under the Equipment Term Loan bear interest at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. Interest under the Equipment Term Loan is payable monthly through April 30, 2012, after which time principal and interest owned shall be repaid in 36 equal monthly installments such that the Equipment Term Loan has been fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time.

As of December 31, 2011, no amounts were outstanding under either the Revolving Line of Credit or the Equipment Term Loan. Further, as of December 31, 2011, the Company was in compliance with the terms of the credit agreement, therefore, the full amount of the credit facility was available to us.

Other Borrowings

Short-term borrowings

Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.2 million as of December 31, 2011) short-term loan agreement with a Swiss bank, which renews semi-annually and bears interest at 2.25%. Borrowings under the short-term loan agreement are unsecured and as of December 31, 2011 and 2010, the full amount of the loan was drawn.

Maxwell SA has a 2.0 million Swiss Franc-denominated (approximately $2.1 million as of December 31, 2011) credit agreement with a Swiss bank, which renews annually and bears interest at 2.5%. Borrowings under the credit agreement are unsecured and as of December 31, 2011 and 2010, the full amount available under the credit line was drawn.

Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of December 31, 2011) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of December 31, 2011 and 2010, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.

Maxwell SA entered into a lending agreement for the acquisition of manufacturing equipment in an amount up to 1.5 million Swiss Francs. After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 2.22%. As of December 31, 2011 and 2010, the balance of the obligation was $0 and $210,000, respectively, with the final payment made in the second quarter of 2011.

Long-term borrowings

The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 4.9% to 7.0%. At December 31, 2011 and 2010, $164,000 and $177,000, respectively, was outstanding under these agreements.

Dividends

Over the remaining term of the Credit Facility, which is scheduled to expire in April 2015, we are not permitted to declare or pay dividends.

Contractual Obligations

	Payment due by period (in thousands)
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating Lease Obligations (1)	$26,159	$3,753	$8,022	$6,380	$8,004
Purchase Commitments (2)	13,131	13,131	—	—	—
Debt Obligations (3)	5,636	5,563	73	—	—
Pension benefit payments (4)	26,723	1,375	3,197	3,282	18,869
FCPA Settlement (5)	7,675	5,425	2,250	—	—

Total (6)	$79,324	$29,247	$13,542	$9,662	$26,873

(1)	Operating lease obligations primarily represent building leases.
(2)	Purchase commitments primarily represent the value of non-cancelable purchase orders and an estimate of purchase orders that if cancelled would result in a significant penalty.
(3)	Debt obligations represent long-term and short-term borrowings and interest payable of $137,000.
(4)	Pension benefit payments represent the expected amounts to be paid for pension benefits.
(5)	Amounts represent remaining settlement payments due to the SEC and DOJ with respect to the FCPA matter.
(6)	Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $448,000 of unrecognized tax benefits have been excluded from the contractual obligations table above.

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

Revenue Recognition

Nature of Estimates Required. Sales revenue is primarily derived from the sale of products directly to customers. For certain long-term contracts, revenue is recognized ratably as costs are incurred, or upon the delivery of final work products or the satisfaction of contractually-defined milestones. For license fees and services, revenue is recognized when the performance requirements have been met.

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

Revenue recognized on a percentage of completion basis is measured by the percentage of cost incurred to date to the estimated costs for each contract and is limited by the funding of the primary contractor. Provisions for estimated losses, if any, on incomplete contracts are made in the period in which such losses are determined. The estimated contract costs are based on historical experience and assumptions regarding future contractual obligations. We regularly review these estimates and consider the impact of recurring business risks and uncertainties inherent in the contracts, such as implementation delays due to factors within or outside our control. Under the milestone method, revenue is recognized for the contractual consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone is determined to be substantive.

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

Assumptions and Approach Used. Discount rate and expected return on assets are important elements of plan expense and asset and liability measurement. We evaluate these critical assumptions at least annually. In addition, we appraise the fair value of real estate assets annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The projected benefit obligation as of December 31, 2011 was $26.7 million and the fair value of plan assets was $33.1 million.

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

Assumptions and Approach Used. We estimate an expected dividend yield of zero because we have never paid cash dividends and have no present intention to pay cash dividends. In addition, over the remaining term of the Credit Facility, which is scheduled to expire in April 2015, we are not permitted to declare or pay dividends. Expected volatility is based on our historical stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of our underlying stock price that is expected over a period of time commensurate with the expected option life. The risk-free interest rate is derived from the zero coupon rate on U.S. Treasury instruments for the option’s expected life. The expected life calculation is based on the actual life of historical stock option grants.

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

Income Taxes

Nature of Estimates Required. We record an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses, is not likely. Not included in the net operating loss deferred tax asset is approximately $8.8 million of deferred tax asset attributable to excess stock option deductions. According to a provision within Accounting Standards Codification 718, Stock Compensation, concerning when tax benefits related to excess stock option deductions can be credited to paid-in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate it is more likely than not than the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.

Assumptions and Approach Used. Deferred income taxes arise from temporary differences between tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Significant judgments and estimates are required in this evaluation. If we determine that we are able to realize a portion or all of these deferred tax assets in the future, we will record an adjustment to increase their recorded value and a corresponding adjustment to increase income or additional paid in capital, as appropriate, in that same period.

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

Minority Equity Interests in Subsidiaries

PurePulse, which suspended operations in 2002 and was classified as discontinued operations in 2006, has minority equity investors. These investors are former employees who were issued shares when PurePulse originally was incorporated and former employees who have exercised stock options in that entity. As of December 31, 2011 and 2010 minority investors owned approximately 11% of the outstanding stock of PurePulse, however, since PurePulse suspended operations in 2002 the consolidation of this entity has a nominal impact on our financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for any of our fiscal years in the three-year period ended December 31, 2011. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Pending Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, we must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. In December 2011, the FASB indefinitely deferred the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. This new guidance and deferral is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of the standard update to impact our financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This standard will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the adoption of the standard update to impact our financial position or results of operations, as it only requires additional disclosure in our financial statements.

Off Balance Sheet Arrangements

None.

Outlook

We will continue to focus on growth opportunities for our ultracapacitor product line in 2012 by identifying and pursuing new and expanded applications in multiple industries, including transportation, automotive, renewable energy, backup power and industrial electronics. We have increased production capacity for all of our ultracapacitor products, both internally and through offshore contract assembly relationships. We expect growth of our large cell ultracapacitor products to be augmented in 2012 by increasing sales for voltage stabilization and idle-stop-start functionality in micro hybrid automobiles. We expect total revenue to continue to grow in 2012 at a rate similar to that experienced in 2011, driven primarily by increasing sales of ultracapacitor products. However, for the first quarter of 2012, considering the impact of normal seasonal softness, including the impact of the Chinese New Year, we expect revenue growth to be lower than the expected annual rate.

Advances in manufacturing processes, design enhancements for our large and medium-size ultracapacitor products, low-cost offshore assembly and material sourcing and increasing sales volume, have all contributed to improvement of our manufacturing cost structure in recent years. In 2012, we expect to maintain or slightly improve the gross profit level of 39% achieved in 2010.

As we continue to increase revenue, we expect selling, general and administrative expenses to increase with the addition of sales personnel as well as customer facing application engineers who will assist customers in implementing current ultracapacitor applications and developing new applications. We also expect research and development expenses for our ultracapacitor product line to increase as we continue to focus on material science and new product design and development. In 2012, although operating expenses are expected to increase in absolute dollars, we expect operating expenses to remain consistent with, or decline slightly from, 2011 operating expenses as a percentage of revenue. We expect that continued revenue growth and gross profit improvement will enable the Company to generate profit from operations in 2012.

Capital expenditures are expected to be approximately $23.5 million in 2012. Fifty five percent of our planned capital spending is focused on ultracapacitor production capacity expansion and investments to improve manufacturing processes. Increasing our high voltage capacitor production capacity based on our current product mix makes up another twenty percent of our planned capital spending. An additional twenty percent will support research and development for our microelectronics product line. The remaining five percent of our planned capital spending is related to completion of a new corporate research and development facility and implementation of a financial planning and analysis application, as well as other IT applications, to support expected growth.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue, and operating expenses as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. We enter into these foreign currency forward contracts on the last business day of each calendar quarter, therefore, as of December 31, 2011, the impact of any theoretical change in foreign currency exchange rates on the hedged monetary assets and liabilities would be equally offset by the gains and losses on the foreign currency forward contracts.

Interest Rate Risk

At December 31, 2011, we had approximately $5.5 million in debt, $68,000 of which is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet and statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $55,000 effect on interest expense.

Fair Value Risk

We have a pension asset of $6.4 million at December 31, 2011, including plan assets of $33.1 million, which are recorded at fair value. The plan assets consist of 86% debt and equity securities, 12% real estate and 2% cash and cash equivalents. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. The fair value of debt and equity securities is determined based on quoted prices in active markets for identical assets and is subject to interest rate risk. We manage our risk by having a diversified portfolio. See Note 12 to the consolidated financial statements for further discussion on the pension assets.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto appear on pages 51 to 85 of this Annual Report on Form 10-K.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Maxwell Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of Maxwell Technologies, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maxwell Technologies, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2012 expressed an unqualified opinion on the effectiveness of Maxwell Technologies, Inc.’s internal control over financial reporting.

/s/    MCGLADREY & PULLEN, LLP

San Diego, California

February 16, 2012

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$29,289	$39,829
Restricted cash	—	8,000
Trade and other accounts receivable, net of allowance for doubtful accounts of $577 and $151 at December 31, 2011 and 2010, respectively	36,131	27,141
Inventories, net	27,232	19,290
Prepaid expenses and other current assets	3,125	2,713

Total current assets	95,777	96,973
Property and equipment, net	28,541	20,129
Intangible assets, net	1,111	1,651
Goodwill	24,887	24,956
Pension asset	6,359	5,321
Other non-current assets	261	781

Total assets	$156,936	$149,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$37,145	$28,115
Accrued warranty	258	449
Accrued employee compensation	6,243	6,079
Short-term borrowings and current portion of long-term debt	5,431	3,511
Deferred tax liability	499	1,373

Total current liabilities	49,576	39,527
Deferred tax liability, long-term	933	1,166
Long-term debt, excluding current portion	68	12,608
Other long-term liabilities	3,028	8,487

Total liabilities	53,605	61,788

Commitments and contingencies (Note 11 and Note 14)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 28,174 and 27,182 shares issued and outstanding at December 31, 2011 and 2010, respectively	2,815	2,715
Additional paid-in capital	252,907	238,419
Accumulated deficit	(163,021)	(163,870)
Accumulated other comprehensive income	10,630	10,759

Total stockholders’ equity	103,331	88,023

Total liabilities and stockholders’ equity	$156,936	$149,811

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenue	$157,311	$121,882	$101,315
Cost of revenue	95,254	74,995	66,026

Gross profit	62,057	46,887	35,289
Operating expenses:
Selling, general and administrative	37,741	35,413	33,111
Research and development	22,330	17,736	15,955
Amortization of intangibles	203	233	353

Total operating expenses	60,274	53,382	49,419

Operating income (loss)	1,783	(6,495)	(14,130)
Interest expense, net	(109)	(188)	(254)
Amortization of debt discount and prepaid debt costs	(55)	(83)	(737)
Gain (loss) on embedded derivative and warrants	1,086	2,341	(5,251)

Income (loss) from operations before income taxes	2,705	(4,425)	(20,372)
Income tax provision	1,856	1,631	2,540

Net income (loss)	$849	$(6,056)	$(22,912)

Net income (loss) per share:
Basic	$0.03	$(0.23)	$(0.94)
Diluted	$0.03	$(0.23)	$(0.94)
Weighted average common shares outstanding:
Basic	27,637	26,234	24,457
Diluted	28,161	26,234	24,457

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance at December 31, 2008	22,521	$2,253	$192,228	$(134,902)	$3,668	$63,247
Exercise of stock options and ESPP proceeds	757	76	5,498	—	—	5,574
Share-based compensation	30	3	2,697	—	—	2,700
Proceeds from issuance of common stock	2,773	277	20,728	—	—	21,005
Shares issued for bonus payment	85	9	629	—	—	638
Shares issued for interest on convertible debt	19	2	90	—	—	92
Conversion of debenture into shares of common stock	171	17	3,197	—	—	3,214
Repurchase of shares	(35)	(4)	(492)	—	—	(496)
Net loss	—	—	—	(22,912)	—	(22,912)	$(22,912)
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	939	939	939
Pension adjustment, net of tax of $922	—	—	—	—	3,991	3,991	3,991

Balance at December 31, 2009	26,321	2,633	224,575	(157,814)	8,598	77,992	$(17,982)

Exercise of stock options and ESPP proceeds	319	32	3,258	—	—	3,290
Share-based compensation	114	8	2,619	—	—	2,627
Shares issued for exercise of warrants	462	46	8,509	—	—	8,555
Repurchase of shares	(34)	(4)	(542)	—	—	(546)
Net loss	—	—	—	(6,056)	—	(6,056)	$(6,056)
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	5,529	5,529	5,529
Pension adjustment, net of tax benefit of $807	—	—	—	—	(3,370)	(3,370)	(3,370)
Realized gain on marketable securities	—	—	—	—	2	2	2

Balance at December 31, 2010	27,182	2,715	238,419	(163,870)	10,759	88,023	$(3,895)

Exercise of stock options and ESPP proceeds	310	32	2,787	—	—	2,819
Share-based compensation	177	17	2,565	—	—	2,582
Conversion of debenture into shares of common stock	514	51	9,290	—	—	9,341
Repurchase of shares	(9)	—	(154)	—	—	(154)
Net income	—	—	—	849	—	849	$849
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	(628)	(628)	(628)
Pension adjustment, net of tax of $86	—	—	—	—	499	499	499

Balance at December 31, 2011	28,174	$2,815	$252,907	$(163,021)	$10,630	$103,331	$720

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$849	$(6,056)	$(22,912)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,800	6,027	5,293
Amortization of intangible assets	559	535	643
Amortization of debt discount and prepaid debt costs	55	83	737
(Gain) loss on embedded derivative and warrant liabilities	(1,086)	(2,341)	5,251
Pension (benefit) cost	(109)	(209)	574
Stock based compensation expense	2,582	2,627	2,700
Shares issued for bonus payment and interest	—	—	730
Loss on sales and impairment of property and equipment	—	880	34
Provision (recovery) on accounts receivable	427	(159)	(52)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(9,112)	(4,485)	(6,792)
Inventories	(8,121)	(1,175)	905
Prepaid expenses and other assets	87	(19)	655
Deferred income taxes	(1,108)	(110)	1,547
Accounts payable and accrued liabilities	8,469	4,012	9,620
Accrued employee compensation	179	1,374	245
Other long-term liabilities	(5,572)	7,764	(177)

Net cash provided by (used in) operating activities	(5,101)	8,748	(999)

Investing activities:
Purchases of property and equipment	(14,466)	(8,794)	(4,951)

Net cash used in investing activities	(14,466)	(8,794)	(4,951)

Financing activities:
Principal payments on long-term debt and short-term borrowings	(12,462)	(11,073)	(12,604)
Proceeds from long-term and short-term borrowings	12,229	10,749	9,217
Proceeds from exercise of stock warrants	—	7,500	—
Repurchase of shares	(154)	(546)	(496)
Proceeds from issuance of common stock under equity compensation plans	2,819	3,290	5,574
Proceeds from (cost of) issuance of common stock under secondary security offerings	—	—	21,005
Release of restricted cash	8,000	—	—

Net cash provided by financing activities	10,432	9,920	22,696

Increase (decrease) in cash and cash equivalents from operations	(9,135)	9,874	16,746
Effect of exchange rate changes on cash and cash equivalents	(1,405)	373	260

Increase (decrease) in cash and cash equivalents	(10,540)	10,247	17,006
Cash and cash equivalents at beginning of year	39,829	29,582	12,576

Cash and cash equivalents at end of year	$29,289	$39,829	$29,582

Cash paid for:
Interest	$166	$267	$314
Income taxes	$3,329	$12	$21
Supplemental schedule of noncash investing and financing activities:
Shares issued for interest payable	$—	$—	$92
Conversion of debenture into shares of common stock	$9,341	$—	$2,778
Stock warrant liability settled in shares of common stock	$—	$1,055	$—

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

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California and has two manufacturing locations, San Diego, California and Rossens, Switzerland, and is in the process of opening a manufacturing facility in Peoria, Arizona. In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

•

Ultracapacitors: Our primary focus, ultracapacitors, are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. Our ultracapacitor cells and multi-cell packs and modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including transportation, automotive, information technology, renewable energy and industrial electronics.

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

Liquidity

As of December 31, 2011, the Company had approximately $29.3 million in cash and cash equivalents. In addition, in December 2011, we obtained a line of credit to borrow up to $27.5 million, with $15 million of the line of credit available to support increases in working capital and $12.5 million available to provide long term financing for capital expenditures. In the future, we may supplement these sources of cash by issuing debt or equity. In April 2011, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities.

In January 2011, the Company reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other securities law violations. Under the terms of the settlement with the SEC, the Company will pay a total of $6.4 million in profit disgorgement and prejudgment interest in two installments, with $3.2 million paid in each of the first quarters of 2011 and 2012. Under the terms of the settlement with the DOJ, the Company will pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, $2.3 million paid in the first quarter of 2012 and $2.3 million payable in the first quarter of 2013.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, deferred income taxes, the incurrence of warranty obligations, stock-based compensation expense, impairment of goodwill and other intangible assets, estimation of the cost to complete certain projects, the probability that the performance criteria of restricted stock awards will be met and the fair value of warrants and accruals for estimated losses from legal matters.

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

Revenue generated from certain long-term, fixed price contracts is recognized either on a percentage of completion basis or on a milestone basis, depending on which method management determines best reflects the progress of performance under the contract. Under the milestone method, revenue is recognized for the contractual consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone is determined to be substantive. Under the percentage of completion basis, revenue is measured by the percentage of cost incurred to date to the estimated costs for each contract, as required by the Construction-Type and Production-Type Contracts Subtopic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), and is limited by the funding of the prime contractor. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined.

Cash and Cash Equivalents

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, bank certificates of deposit, commercial paper and high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less from purchase are considered cash equivalents.

Restricted Cash

At December 31, 2010, the Company’s convertible debenture agreement required the Company to maintain a minimum cash balance of at least $8.0 million. This amount was classified as restricted cash at December 31, 2010. In February 2011, the holder of the Company’s convertible debentures elected to convert the remaining principal balance of the convertible debentures into shares of the Company’s common stock. As a result of the conversion, the restricted cash balance of $8.0 million was released.

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are stated at gross invoiced amount less an allowance for uncollectible accounts. The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance for doubtful accounts based on known troubled accounts, historical experience and other currently available evidence.

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

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method. Depreciation is provided over the estimated useful lives of the related assets (three to ten years). Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the lease. Leasehold improvements funded by the landlord are recorded as assets and deferred liabilities and are amortized over the lease term. As of December 31, 2011 and 2010, the Company had $3.7 million and $745,000, respectively, of unamortized leasehold improvements funded by landlords. The Company had a related amount of deferred rent of $2.1 million and $871,000, respectively, which is included in accrued liabilities and other long-term liabilities, at December 31, 2011 and 2010.

Goodwill

Goodwill, which represents the excess of the cost of an acquired business over the net fair value assigned to its assets and liabilities, is not amortized. Instead, goodwill is assessed for impairment under the Intangibles—

Goodwill and Other Topic of the FASB ASC. The Company has established December 31 as the annual impairment test date. The Company first makes a qualitative assessment as to whether goodwill is impaired and if it is more likely than not that goodwill is impaired, the Company performs a two-step quantitative impairment analysis to determine if goodwill is impaired. The Company may also determine to skip the qualitative assessment in any year and move directly to the quantitative test. No impairments of goodwill were reported during the years ended December 31, 2011, 2010 and 2009.

Long-Lived Assets and Intangible Assets

Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived or intangible asset exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives of ten to thirteen years. In 2010, the Company recorded an impairment of property and equipment of $880,000 to reduce the carrying value of equipment to its estimated fair value. This impairment charge related to the reclassification of assets that were previously classified as held-for-sale, to held-and-used, during the fourth quarter of 2010. No impairments of property and equipment or intangible assets were recorded during the years ended December 31, 2011 and 2009.

Warranty Obligation

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure.

Income Taxes

Deferred income taxes are provided on a liability method in accordance with the Income Taxes Topic of the FASB ASC, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their reported amounts at each period end. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The guidance also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions primarily in California and in Switzerland. In California, cash balances commonly exceed the $250,000 Federal Deposit Insurance Corporation insurance limit. In Switzerland, the banks where the Company has cash deposits are either government-owned, or in the case of cash deposited with non-government banks, deposits are insured up to 100,000 Swiss Francs. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk with respect to such cash and cash equivalents.

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s accounts receivable. The Company’s accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs credit evaluations of its customers and generally requires no collateral. There were no sales to a single customer amounting to more than 10% of total revenue for the years ended December 31, 2011 and 2010. One customer accounted for 10% of total revenue in 2009. In addition, one customer accounted for 12% of total accounts receivable as of December 31, 2011.

Research and Development Expense

Research and development expenditures are expensed in the period incurred. Third-party funding of research and development expense under cost-sharing arrangements is recorded as an offset to research and development expense in the period the expenses are incurred.

Advertising Expense

Advertising costs are expensed in the period incurred. Advertising expense was $287,000, $256,000 and $52,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Shipping and Handling Expense

The Company recognizes shipping and handling costs as a component of cost of revenue. Total shipping and handling expense included in cost of revenue was $2.9 million, $1.3 million, and $878,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Patent Defense Costs

The Company capitalizes patent defense costs as additional cost of the patents when a successful outcome in the patent defense case is probable. If the Company is ultimately unsuccessful the costs would be charged to expense. Legal expenses associated with a previous patent infringement lawsuit against NessCap were capitalized and are being amortized over the remaining life of the patents. In February 2009, the Company entered into a settlement agreement with NessCap, whereby Maxwell and NessCap agreed to drop all pending claims against each other and entered into a ten year, worldwide cross license of each company’s patents. As part of the settlement agreement, NessCap must pay $1 million to Maxwell in annual installments of $200,000 through 2013. In 2010, NessCap posted a letter of credit for all remaining settlement payments owed to the Company in accordance with the terms of the settlement. During the case, the Company had capitalized the patent defense costs as additional cost of the patents. The full settlement amount of $1 million has been netted against these capitalized patent defense costs, and the net amount is being amortized over the remaining lives of these patents. As of December 31, 2011, unamortized patent defense costs of $681,000 are classified as intangible assets in the consolidated balance sheet.

Foreign Currencies

The Company’s primary foreign currency exposure is related to its subsidiary in Switzerland, which has Euro and local currency (Swiss Franc) revenue and operating expenses, and local currency loans. Changes in these currency exchange rates impact the reported U.S. dollar amount of revenue, expenses and debt. The functional currency of the Swiss subsidiary is the Swiss Franc. Assets and liabilities of the Swiss subsidiary are translated at month-end exchange rates, and revenues, expenses, gains and losses are translated at rates of exchange that approximate the rate in effect at the time of the transaction. Any translation adjustments resulting from this process are presented separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in cost of revenue and selling, general and administrative expenses in the consolidated statements of operations.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in equity during a period from non-owner sources, and includes net loss, foreign currency translation adjustments, pension adjustments and unrealized gains and losses on investments in marketable securities, net of their related tax effect. Accumulated other comprehensive income consists of the following (in thousands):

	December 31,
	2011	2010
Unrealized gain on foreign currency translation	$14,580	$15,208
Pension adjustment, net of taxes	(3,950)	(4,449)

	$10,630	$10,759

Net Income (Loss) per Share

In accordance with the Earnings Per Share Topic of the FASB ASC, basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the impact of additional common shares that would have been outstanding if dilutive potential common shares were issued. Potentially dilutive securities are not considered in the calculation of diluted net loss per share, as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009
Numerator
Net income (loss)	$849	$(6,056)	$(22,912)

Denominator
Weighted average common shares outstanding	27,637	26,234	24,457
Effect of potentially dilutive securities
Options to purchase common stock	420	—	—
Convertible debentures	77	—	—
Restricted stock awards	20	—	—
Restricted stock unit awards	7	—	—

Weighted average common shares outstanding, assuming dilution	28,161	26,234	24,457

Net income (loss) per share
Basic	$0.03	$(0.23)	$(0.94)
Diluted	$0.03	$(0.23)	$(0.94)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive (in thousands):

Common Stock	2011	2010	2009
Outstanding options to purchase common stock	334	1,515	1,625
Restricted stock awards outstanding	10	96	253
Shares issuable on conversion of convertible debentures	—	514	514
Warrants to purchase common stock	—	—	462
Restricted stock unit awards	—	14	16

Stock-Based Compensation

The Company’s primary types of stock-based compensation awards include stock options, restricted stock awards, restricted stock units, and an employee stock purchase plan. The Company records compensation expense for stock-based awards in accordance with the criteria set forth in the Stock Compensation Subtopic of the FASB ASC. Under the guidance, the fair value of each stock option is estimated on the date of grant using an option pricing model that meets certain requirements. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. The determination of the fair value of stock options utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The fair value of restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the date of grant. In addition, for restricted stock awards with performance-based vesting criteria, the Company estimates the probability of achievement of the performance criteria and recognize compensation expense related to those awards expected to vest.

Share-based compensation expense recognized in the consolidated statement of operations is based on stock options and restricted stock ultimately expected to vest. The guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods with a cumulative catch up adjustment if actual forfeitures differ from those estimates.

Pending Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. In December 2011, the FASB indefinitely deferred the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. This new guidance and deferral is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of this standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect in practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This standard will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of this standard update to impact its financial position or results of operations, as it only requires additional disclosure in the Company’s financial statements.

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

Revenues by product line and geographic area are presented below (in thousands):

	Year ending December 31,
	2011	2010	2009
Revenues by product line:
Ultracapacitors	$96,971	$68,501	$43,790
Microelectronic Products	18,031	17,673	17,738
High-Voltage Capacitors	42,309	35,708	39,787

Total	$157,311	$121,882	$101,315

	Year ending December 31,
	2011	2010	2009
Revenues from external customers located in:
China	$43,187	$30,835	$16,905
Germany	32,911	27,579	24,800
United States	30,608	22,248	25,534
All other countries (1)	50,605	41,220	34,076

Total	$157,311	$121,882	$101,315

(1)	Revenue from external customers located in countries included in “All other countries” do not individually compromise more than 10% of total revenues for any of the years presented.

Long-lived assets by geographic location are as follows (in thousands):

	Year ending December 31,
	2011	2010	2009
Long-lived assets:
United States	$17,675	$10,865	$7,131
China	5,916	4,786	2,859
Switzerland	5,211	5,259	7,824

Total	$28,802	$20,910	$17,814

Note 2—Balance Sheet Details (in thousands):

	Year ending December 31,
	2011	2010
Inventory:
Raw material and purchased parts	$12,284	$11,238
Work-in-process	4,002	3,732
Finished goods	14,301	7,013
Inventory reserves	(3,355)	(2,693)

	$27,232	$19,290

Property and equipment:
Machinery, furniture and office equipment	$53,356	$47,845
Computer hardware and software	9,524	8,028
Leasehold improvements	8,253	5,518
Construction in progress	6,801	1,865

	77,934	63,256
Less accumulated depreciation and amortization	(49,393)	(43,127)

	$28,541	$20,129

Accounts payable and accrued liabilities:
Accounts payable	$15,287	$14,949
FCPA settlement	5,425	6,675
Derivative suit settlement accrual	3,000	—
Customer dispute settlement accrual	2,333	—
Income tax payable	2,362	2,335
Other accrued liabilities	8,738	4,156

	$37,145	$28,115

Other long-term liabilities:
FCPA settlement	$2,250	$7,675
Other long-term liabilities	778	812

	$3,028	$8,487

Accrued warranty:
Beginning balance	$449	$588
New product warranties	343	499
Settlement of warranties	(542)	(671)
Other changes/adjustments to warranties	8	33

Ending balance	$258	$449

Note 3—Goodwill and Intangibles

The Company reviews goodwill for impairment annually according to the Intangibles—Goodwill and Other Topic of the FASB ASC. The Company makes a qualitative evaluation about the likelihood of goodwill impairment and if it concludes that it is more than likely than not that the carrying amount of a reporting unit is greater than its fair value, then it will be required to perform the first step of the two-step quantitative impairment test. Otherwise, performing the two-step impairment test is unnecessary. The first step consists of estimating the fair value and comparing the estimated fair value with the carrying value of the reporting unit. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated total fair value, which was calculated in step one. An impairment charge would represent the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The guidance requires goodwill to be tested annually at the same time every year or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected December 31 as its annual testing date. As a result of the Company’s annual assessments as of December 31, 2011, 2010, and 2009, no impairment was indicated.

The change in the carrying amount of goodwill during 2010 and 2011 was as follows (in thousands):

Balance at December 31, 2009	$22,799
Foreign currency translation adjustments	2,157

Balance at December 31, 2010	24,956
Foreign currency translation adjustments	(69)

Balance at December 31, 2011	$24,887

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value.

The composition of intangible assets subject to amortization at December 31, 2011 and 2010 was as follows (in thousands):

	Useful Life	Gross Carrying Value	Accumulated Amortization	Cumulative Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2011:
Patents	13 years	$2,476	$(1,699)	$—	$777
Developed core technology	10 years	1,100	(1,325)	304	79
Patent license agreement	5 years	741	(494)	8	255

		$4,317	$(3,518)	$312	$1,111

As of December 31, 2010:
Patents	13 years	$2,476	$(1,496)	$—	$980
Developed core technology	10 years	1,100	(1,160)	312	252
Patent license agreement	5 years	741	(341)	19	419

		$4,317	$(2,997)	$331	$1,651

Amortization expense for intangible assets was $559,000, $535,000 and $643,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated amortization for each of the next five years ended December 31 is as follows (in thousands):

Fiscal Years
2012	$451
2013	290
2014	203
2015	167

$1,111

Actual amortization expense to be reported in future periods could differ from these estimates as a result of intangible asset acquisitions, foreign currency translation adjustments, impairments and other factors.

Note 4—Convertible Debentures

On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures (the “Debentures”) due and payable in quarterly installments of $2.8 million which commenced December 2008. However, the holder, at its election, could defer each quarterly payment one time, for a 24 month period. As the holder had elected to defer some quarterly installments, the outstanding principal of the Debentures at December 31, 2010 was $8.3 million. As of December 31, 2010, the interest rate on the Debentures was 1.375%, and the accrued interest was $29,000.

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

Interest paid with cash and principal converted into shares of common stock are as follows (in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Value	Shares	Value	Shares	Value	Shares
Exercise of warrants	$—	—	$7,500	462	$—	—

Conversion of principal into shares of common stock	$8,333	—	$—	—	$2,778	171
Principal paid with cash	—	N/A	—	N/A	2,778	N/A

Total debenture principal payments	$8,333	—	$—	—	$5,556	171

Interest paid with shares of common stock	$—	—	$—	—	$92	19
Interest paid with cash	17	N/A	115	N/A	122	N/A

Total debenture interest payments	$17	—	$115	—	$214	19

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

The remaining unamortized discount was $47,000 at December 31, 2010. For the year ended December 31, 2011, $6,000 of the discount and prepaid fees were amortized. Upon conversion of the remaining principal balance of the Debentures into shares of the Company’s common stock in February 2011, the remaining unamortized discount was written off and is included in “amortization of debt discount and prepaid debt costs” in the consolidated statement of operations.

The change in fair value on revaluation of the conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period or conversion date and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The net fair value of the liability for the holder’s and Maxwell’s conversion rights at December 31, 2010 and 2009 was a liability of $2.1 million and $3.0 million, respectively, which is included in “long-term debt, excluding current portion” in the consolidated balance sheet. The effect of the fair market value adjustment was a $78,000 and $2.3 million gain for the years ended December 31, 2011 and 2010, respectively, and a $4.8 million loss for the year ended December 31, 2009, which is recorded as “gain (loss) on embedded derivatives and warrants” in the consolidated statements of operations.

The fair value of the embedded conversion options was estimated on December 31, 2010 using the Black-Scholes valuation model with the following assumptions:

Black-Scholes Assumptions:
Conversion / exercise price	$16.22
Market price	$18.89
Expected dividends	—
Expected volatility	52.6%
Average risk-free interest rate	0.25%
Expected term/life (in years)	0.7

As long as the Debentures were outstanding, the Company was required to maintain a minimum cash balance of $8.0 million. This amount was classified as restricted cash at December 31, 2010. The cash restriction was released in February 2011 when the outstanding principal amount of the convertible debentures was converted to shares of the Company’s common stock.

Note 5—Fair Value Measurement

The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of December 31, 2011, the financial instruments to which this topic applied were financial instruments for foreign currency forward contracts, which are valued using quoted market prices. As of December 31, 2011, the fair value of these foreign currency forward contracts was $704,000 (liability), which is recorded in “accounts payable and accrued liabilities” in the consolidated balance sheet. The fair value of these derivative instruments is measured using quoted market prices in active markets for identical instruments, which is a Level 1 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC.

The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.

The convertible debentures issued on December 20, 2005 were evaluated and determined not to be conventional convertible debentures and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement, the embedded conversion features were bifurcated and accounted for as derivative liability instruments until settled in February 2011. The stock warrants issued on December 20, 2005 in conjunction with the convertible debentures were also evaluated and determined to be a derivative instrument and, therefore, were classified as a liability on the balance sheet until exercised in December 2010. The accounting guidance requires that the conversion features and warrants be recorded at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The fair values of the embedded conversion options and stock warrants are based on Black-Scholes fair value calculations. In December 2010, the stock warrants were exercised, and in February 2011, the remaining $8.3 million principal balance was converted into shares of the Company’s common stock, therefore, there was no fair value measurement to be made as of December 31, 2011.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type (in thousands):

Description	Convertible[1] Debentures	Warrants[1]
Beginning liability balance, December 31, 2009	$3,024	$2,465
Total unrealized gain included in net loss	(931)	(1,410)
Liability settled on exercise of warrants	—	(1,055)

Ending liability balance, December 31, 2010	2,093	—
Total realized gain included in net loss	(1,086)	—
Liability settled on conversion of Debentures	(1,007)	—

Ending liability balance, December 31, 2011	$—	$—

[1]

Refer to Note 4—Convertible Debentures for the valuation model and unobservable data used to calculate fair value of the conversion features of the convertible debentures and warrants issued by the Company.

Note 6—Credit Facility

In December 2011, the Company entered into a credit agreement whereby the Company obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan up to a maximum of $12.5 million (the “Equipment Term Loan”) (together, the “Credit Facility”). In general, amounts borrowed under the Credit Facility are secured by a lien on all of the Company’s assets other than our intellectual property. In addition, under the credit agreement, the Company is required to pledge 65% of its equity interests in its Swiss subsidiary. The Company has also agreed not to encumber any of our intellectual property. The agreement also contains certain restrictive covenants that limit the Company’s ability to, amongst other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on our property; (iii) enter into a merger or similar transaction; (iiii) invest in another entity; (iv) declare or pay dividends; (v) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that the Company is in violation of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that the Company must meet on a quarterly basis during the term of the credit agreement include a minimum liquidity ratio, a minimum quick ratio, and quarterly EBITDA and net income targets. It is uncertain whether the Company will be able to meet these financial covenants over the term of the credit agreement. If the Company fails to comply with the terms and conditions of this credit agreement, then the credit facility may be withdrawn and the bank could require immediate repayment of any outstanding obligation.

Revolving Line of Credit

The Company may use borrowings under the Revolving Line of Credit for general working capital and corporate purposes. Amounts borrowed under the Revolving Line of Credit bear interest, payable monthly, at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at the Company’s option subject to certain limitations. The Company must also pay an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit. The Revolving Line of Credit matures on December 5, 2013, and may be prepaid in whole or in part at any time.

Equipment Term Loan

The Company may use borrowings under the Equipment Term Loan to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. Amounts borrowed under the Equipment Term Loan bear interest at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at the Company’s option subject to certain limitations. Interest under the Equipment Term Loan is payable monthly through April 30, 2012, after which time principal and interest owned shall be repaid in 36 equal monthly installments such that the Equipment Term Loan has been fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time.

As of December 31, 2011, no amounts were outstanding under either the Revolving Line of Credit or the Equipment Term Loan. Further, as of December 31, 2011, the Company was in compliance with the terms of the credit agreement, therefore, the full amount of the credit facility was available.

Note 7—Short-Term and Long-Term Borrowings

Short-term borrowings

Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.2 million as of December 31, 2011) short-term loan agreement with a Swiss bank, which renews semi-annually and bears interest at 2.25%. Borrowings under the short-term loan agreement are unsecured and as of December 31, 2011 and 2010, the full amount of the loan was drawn.

Maxwell SA has a 2.0 million Swiss Franc-denominated (approximately $2.1 million as of December 31, 2011) credit agreement with a Swiss bank, which renews annually and bears interest at 2.5%. Borrowings under the credit agreement are unsecured and as of December 31, 2011 and 2010, the full amount available under the credit line was drawn.

Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of December 31, 2011) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of December 31, 2011 and 2010, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.

Maxwell SA entered into a lending agreement for the acquisition of manufacturing equipment in an amount up to 1.5 million Swiss Francs. After the acquisition of the equipment was completed the agreement converted to 48 monthly payments of 34,302 Swiss Francs with an interest rate of 2.22%. As of December 31, 2011 and 2010, the balance of the obligation was $0 and $210,000, respectively, with the final payment made in the second quarter of 2011.

Long-term borrowings

The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 4.9% to 7.0%. At December 31, 2011 and 2010, $164,000 and $177,000, respectively, was outstanding under these agreements.

The following table summarizes debt outstanding (in thousands):

	December 31, 2011	December 31, 2010
Maxwell SA credit agreement	$2,134	$2,141
Maxwell SA short-term loan	3,201	3,211
Maxwell SA auto leases	164	177
Maxwell SA lending agreement	—	210
Convertible debentures (including unamortized discount and net fair value of conversion options)	—	10,380

Total debt	5,499	16,119
Less current portion	5,431	3,511

Long-term debt, excluding current portion	$68	$12,608

Contractually scheduled payments due on borrowings subsequent to December 31, 2011 are as follows (in thousands):

2012	$5,431
2013	68

Total debt	$5,499

In February 2011, the remaining principal balance of the convertible debentures of $8.3 million was converted into shares of the Company’s common stock and, accordingly, the balance was classified as long-term as of December 31, 2010.

Note 8—Foreign Currency Derivative Instruments

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

Net gains (losses) on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$(220)	$213	$(241)
Selling, general and administrative	(453)	1,625	(482)

Total	$(673)	$1,838	$(723)

As of December 31, 2011, the total notional amount of foreign currency forward contracts not designated as hedges was $28.5 million. The fair value of these derivatives was $704,000 (liability) at December 31, 2011. These contracts were entered into in close proximity to year end with spot rates approximating year end exchange rates. All of the forward contracts outstanding at December 31, 2011 mature on February 2, 2012. For additional information, refer to Note 5—Fair Value Measurement.

The net gains and losses on foreign currency derivative contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$108	$717	$210
Selling, general and administrative	(315)	(1,471)	481

Total	$(207)	$(754)	$691

Note 9—Stock Activity and Stock Plans

2011 Shelf Registration Statement

In April 2011, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of its common stock, warrants or debt securities. On August 19, 2011, the registration statement was declared effective by the SEC, which will allow the Company to access the capital markets for the three year period following this effective date. Through December 31, 2011, no instruments were issued under this registration statement.

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

During the year ended December 31, 2009, the Company raised $21.0 million through the shelf registration statement and the EDA. This $21.0 million consists of $18.6 million in cash from the sale of 2.3 million shares, net of offering costs and $2.4 million from the sale of 473,000 shares under the EDA, net of offering costs.

Equity Incentive Plans

The Company has two active share-based compensation plans as of December 31, 2011: the 2004 Employee Stock Purchase Plan (“ESPP”) and the 2005 Omnibus Equity Incentive Plan, as amended (the “Incentive Plan”). Under the Incentive Plan, incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units are granted to employees and non-employee directors. Generally, these awards vest over periods of one to four years. In addition, equity awards are issued to senior management where vesting of the award is tied to Company performance conditions. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options or granting of stock awards to employees.

The Company’s Incentive Plan provides for an equity incentive pool of 2,750,000 shares. Shares reserved for issuance are replenished by forfeited shares. Additionally, equity awards forfeited under the Company’s 1995 stock option plan are added to the total shares available for issuance under the Incentive Plan. The Incentive Plan provides for accelerated vesting if there is a change of control.

Stock-based compensation expense recorded in the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 was $2.2 million, $2.6 million and $2.7 million, respectively. For the year ended December 31, 2011, the tax benefit associated with the exercise of non-qualified stock options, restricted stock grants, and disqualifying dispositions of both incentive stock options and stock issued under the Company’s ESPP, was approximately $2.3 million. No tax benefit was recognized in 2011, 2010 or 2009, because excess tax benefits were not realized by the Company.

Stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods with a cumulative catch up adjustment if actual forfeitures differ from those estimates.

Stock Options

In the first quarter of 2011, the Company ceased granting stock options to its employees as part of its annual equity incentive award program, and began granting restricted stock awards to employees. The Company may grant stock options in the future under the Incentive Plan.

The fair value of stock options is estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected dividends	—	—
Expected volatility range	69.5%	68.9%
Risk-free interest rate range	2.4%	2.0%
Expected term/life (in years)	4.8	4.6

The dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. In addition, over the remaining term of the Credit Facility, which is scheduled to expire in April 2015, the Company is not permitted to declare or pay dividends. The expected term is based on the Company’s historical experience from previous stock option grants. Expected volatility is based on the historical volatility of the Company’s stock measured over a period commensurate with the expected option term. The Company does not consider implied volatility due to the low volume of publicly traded stock options. The risk-free interest rate is derived from the zero coupon rate on U.S. Treasury instruments with terms comparable to the option’s expected term.

The following table summarizes total aggregate stock option activity for the period December 31, 2010 through December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2010	1,514,760	$11.16
Granted	—	—
Exercised	(260,047)	8.99
Cancelled	(71,054)	14.13

Balance at December 31, 2011	1,183,659	$11.45	5.38	$5,800,849

Vested or expected to vest at December 31, 2011	1,157,315	$11.39	5.33	$5,739,882

Exercisable at December 31, 2011	884,959	$11.14	4.63	$4,628,039

The number of shares exercisable at December 31, 2011, 2010 and 2009 was 884,959, 928,380 and 998,097, respectively, with weighted average exercise prices of $11.14, $10.44 and $9.87, respectively.

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2010 and 2009 was $9.27 and $5.17 per share, respectively. No stock options were granted during the year ended December 31, 2011. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $2.4 million, $2.3 million and $2.6 million, respectively. Cash proceeds from option exercises for the year ended December 31, 2011 was $2.3 million.

As of December 31, 2011, there was $1.8 million, or $1.1 million adjusted for estimated forfeitures, of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Awards

In the first quarter of 2011, the Company began granting restricted stock awards to its employees as part of its annual equity incentive award program, in replacement of stock options which had historically been broadly granted to employees. Generally, vesting of restricted stock awards is contingent upon a period of service, typically four years. In addition, the Company grants restricted stock awards to senior management with vesting contingent upon specified Company performance conditions. Historically, non-employee directors of the Company were compensated with restricted stock awards as part of their annual retainer; in 2011, non-employee directors received restricted stock units instead (see below).

The fair value of each restricted stock award is determined on the date of grant based on the closing stock price. For restricted stock awards with vesting contingent on Company performance conditions, compensation expense is recognized ratably over the estimate requisite service period, which is based on the estimated achievement date of the performance condition, but not less than the minimum 12-month vesting period. This requisite service period is determined based on an analysis of the terms and conditions of each grant. The Company uses the requisite service period that is most likely to occur, including the likelihood that the restricted stock award will not be earned. The initial requisite service period may be adjusted for changes in the expected outcomes of the related performance conditions, with such changes recognized as a true-up adjustment in the consolidated statement of operations. If actual forfeitures differ from this estimate, a true-up adjustment will be recorded to reflect expense only for those awards that ultimately vest.

The following table summarizes restricted stock award activity for the period December 31, 2010 through December 31, 2011 (in thousands, except for per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	96	$13.76
Granted	232	15.90
Vested/Released	(56)	14.53
Forfeited	(10)	18.97

Nonvested at December 31, 2011	262	$15.29

The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2011, 2010 and 2009 was $15.90, $15.71 and $10.91, respectively. For the year ended December 31, 2011, the total grant date fair value of service-based restricted stock awards granted was $3.7 million and the total grant date fair value of performance-based restricted stock awards granted was $695,000.

Share awards released during the years ended December 31, 2011 and 2010 were 56,000 and 170,000, respectively. Service-based share awards vested in 2011, 2010 and 2009 had a vest date fair value of $1.0 million, $434,000 and $502,000, respectively. No performance-based share awards vested in 2011. Performance-based share awards vested in 2010 and 2009 had a vest date fair value of $2.2 million and $2.0 million, respectively. As of December 31, 2011, there was $3.4 million of unrecognized compensation cost, or $2.0 million net of estimated forfeitures, related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Units

In 2011, the Company granted non-employee directors of the Company restricted stock unit (“RSU”) awards as partial consideration for their annual retainer compensation. In addition, historically, non-employee directors were paid a quarterly retainer in RSU awards. This quarterly retainer has been replaced by an annual compensation plan.

In the first quarter of each fiscal year, each non-employee director of the Company receives an RSU award for a number of shares determined by dividing $60,000 by the closing price of the Company’s common stock on the date of grant. These awards vest in full one year from the date of grant. Each RSU award granted pursuant to this retainer program will be settled and shares issued thereunder on the earliest to occur of (i) the one year anniversary from the date of grant, (ii) 60 days after the director’s service terminates or (iii) the occurrence of a change of control.

The Company determines the fair value on the grant date and expenses that amount over the requisite service period. The fair value is based on the closing market price of the Company’s stock on the date of grant. The total grant date fair value of service-based restricted stock unit awards granted during the year ended December 31, 2011 was $420,000. The weighted average grant date fair value of restricted stock unit awards granted during the years ended December 31, 2011, 2010 and 2009 was $19.06, $13.65 and $12.25, respectively. As of December 31, 2011, there was $46,000 of unrecognized compensation cost, or $38,000 net of estimated forfeitures, related to nonvested restricted stock unit awards. The cost is expected to be recognized over a weighted average period of 0.1 year.

Employee Stock Purchase Plan

In 2004, the Company established the 2004 Employee Stock Purchase Plan (“ESPP”). Pursuant to the ESPP, the aggregate number of shares of common stock which may be purchased shall not exceed five hundred thousand (500,000) shares of common stock of the Company. As of December 31, 2011, the Company has issued a total of 294,210 shares of common stock from the current ESPP. For the years ended December 31, 2011 and 2010, the Company issued 44,542 and 44,664 shares, respectively, under the ESPP.

The ESPP permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the “look back” option for ESPP shares issued during the offering period is estimated using the Black-Scholes valuation model for a call and a put option. The share price used for the model is a 15% discount on the stock price on the first day of the offering period; the number of shares to be purchased is calculated based on employee contributions, and by using the following weighted-average assumptions:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected dividends	$—	$—	$—
Stock price on valuation date	17.54	14.03	7.22
Expected volatility	41%	54%	113%
Average risk-free interest rate	0.15%	0.21%	0.29%
Expected life (in years)	.5	.5	.5
Fair value per share	$4.73	$4.78	$3.04

The intrinsic value of shares of the Company’s stock purchased pursuant to the ESPP for offering periods within the years ended December 31, 2011, 2010 and 2009 was $109,000, $251,000 and $681,000, respectively.

Stock-based Compensation Expense

Compensation cost for stock options, restricted stock, restricted stock units and the ESPP is as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Stock options	$1,317	$1,496	$1,399
Restricted stock	1,014	752	863
Restricted stock units	57	188	200
ESPP	194	191	238

Total stock-based compensation expense	$2,582	$2,627	$2,700

Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cost of revenue	$355	$304	$342
Selling, general and administrative	1,769	2,096	1,921
Research and development	458	227	437

Total stock-based compensation expense	$2,582	$2,627	$2,700

Share Reservations

The following table summarizes the reservation of shares for issuance upon exercise, vesting or release of share-based compensation awards as of December 31, 2011:

2005 Omnibus Equity Incentive Plan	1,926,724
2004 Employee Stock Purchase Plan	205,790
1999 Director Stock Option Plan	6,000
1995 Stock Option Plan	260,439

Total	2,398,953

Note 10—Income Taxes

For financial reporting purposes, net income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$(7,062)	$(12,903)	$(40,013)
Foreign	9,767	8,478	19,641

Total	$2,705	$(4,425)	$(20,372)

The provision (benefit) for income taxes based on income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Federal:
Current	$—	$13	$—
Deferred	(2,001)	(4,183)	(8,452)

	(2,001)	(4,170)	(8,452)
State:
Current	6	5	5
Deferred	280	60	(1,457)

	286	65	(1,452)
Foreign:
Current	3,089	1,006	1,454
Deferred	(1,216)	607	625

	1,873	1,613	2,079
Valuation allowance	1,698	4,123	10,365

	$1,856	$1,631	$2,540

The provision for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. The primary components of such difference are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Taxes at federal statutory rate	$884	$(1,504)	$(6,891)
State taxes, net of federal benefit	(249)	(284)	(677)
Effect of tax rate differential for foreign subsidiary	(1,576)	(1,356)	(1,801)
Valuation allowance, including tax benefits of stock activity	1,698	4,123	10,365
Nondeductible interest	462	(313)	852
Foreign tax credit	(128)	(183)	—
Stock compensation	73	155	306
FCPA settlement	—	1,156	408
Return to provision adjustments	393	(1,512)	(40)
Subpart F income inclusion	—	948	—
Other	299	401	18

Tax provision	$1,856	$1,631	$2,540

The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2011. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly, and recorded as a tax benefit with the exception of $15.5 million which will result in additional paid in capital as discussed below. The Company has recorded a valuation allowance of $67.3 million as of December 31, 2011 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $1.7 million for the year ended December 31, 2011.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

At December 31, 2011, the Company has federal and state net operating loss carryforwards of approximately $164.6 million and $102.9 million, respectively. The federal tax loss carryforwards will begin to expire in 2020 and the state tax loss carryforwards will begin to expire in 2012. The excess tax benefits associated with the exercise of non-qualified stock options, restricted stock grants, and disqualifying dispositions of both incentive stock option stock and stock acquired from the Company’s Employee Stock Purchase Plan, for 2011 and 2010 in the amount of $3.3 million and $2.8 million, respectively, did not reduce current income taxes payable and, accordingly, are not included in the deferred tax asset relating to net operating loss (“NOL”) carryforwards, but are included with the federal and state NOL carryforwards disclosed in this footnote. The tax benefits associated with stock option deductions from 1998 to 2005 in the amount of $15.5 million were not recorded in additional paid-in capital because their realization was not more likely than not to occur and, consequently, a valuation allowance was recorded against the entire benefit. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2011 of $5.4 million and $4.9 million, respectively. The federal credits will begin to expire in 2012 unless utilized and the state credits have an indefinite life.

The Company has been granted a tax holiday in Switzerland, which is effective as of January 1, 2012 and is for 10 years. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of this tax holiday decreased deferred foreign taxes by $997,000 for 2011. The benefit of the tax holiday on net income per share (diluted) was $.04, for 2011.

U.S. and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of unremitted earnings from foreign subsidiaries totaled $12.6 million as of December 31, 2011. Determination of the amount of any unrecognized deferred income tax liability on the excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries is not practicable because of the complexities of the hypothetical calculation.

Items that give rise to significant portions of the deferred tax accounts are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Tax loss carryforwards	$58,643	$57,354
Debt conversion rights	—	784
Tax credit carryforwards	329	202
Uniform capitalization, contract and inventory related reserves	1,319	952
Accrued vacation	631	630
Stock-based compensation	763	537
Tax basis depreciation less book depreciation	984	979
Intangible assets	1,232	1,272
Deferred revenue	265	—
FCPA settlement	1,187	2,379
Other	1,849	656

	67,202	65,745
Deferred tax liabilities:
Inventory deduction	(185)	(270)
Pension assets	(933)	(1,166)
Allowance for doubtful accounts	(245)	(1,109)
Other	(1)	(167)

	(1,364)	(2,712)

Net deferred tax assets before valuation allowance	65,838	63,033
Valuation allowance	(67,270)	(65,572)

Net deferred tax liabilities	$(1,432)	$(2,539)

The Company adopted the provisions of section 740-10 of the Accounting for Uncertainty in Income Taxes Topic of the FASB ASC on January 1, 2007. Of the total unrecognized benefits at December 31, 2011, approximately $10.0 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $10.0 million. To the extent unrecognized tax benefits are recognized at a time when a valuation allowance does not exist, the recognition of the tax benefit would reduce the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2011 will significantly increase or decrease within 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2011	$9,372
Increase in prior period positions	66
Increase in current period positions	995

Balance at December 31, 2011	$10,433

The Company recognizes interest and penalties as a component of income tax expense. Interest and penalties for the years ended December 31, 2011 and 2010 were $37,000 and $14,000, respectively, and for the year ended December 31, 2009 was zero.

The Company’s U.S. federal income tax returns for tax years subsequent to 2007 are subject to examination by the Internal Revenue Service and its state income tax returns subsequent to 2006 are subject to examination by state tax authorities. The Company’s foreign tax returns subsequent to 2001 are subject to examination by the foreign tax authorities.

Net operating losses from years from which the statute of limitations have expired (2006 and prior for federal and 2005 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.

Note 11—Leases

Rental expense amounted to $3.1 million, $2.5 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and was incurred primarily for facility leases. Future annual minimum rental commitments as of December 31, 2011 are as follows (in thousands):

Fiscal Years
2012	$3,753
2013	3,948
2014	4,074
2015	3,571
2016	2,809
Thereafter	8,004

$26,159

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

The Company’s plan is regulated by the Swiss Government and is funded by the employees and the Company. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, participating employees are required to contribute to the pension plan. The Company made pension contributions of $778,000, $635,000 and $589,000 in 2011, 2010 and 2009, respectively, and 45% of the contributions to the plan are made by the employees. This plan has a measurement date of December 31. The Company does not have any rights to the assets of the plan.

The reported pension asset increased from $5.3 million to $6.4 million during the year ended December 31, 2011. The asset increase is a combination of an actuarial gain due to participant experience, an actuarial loss due to assumption changes, and a higher than expected overall asset return rate which resulted in a gain.

The accumulated benefit obligation was approximately $25.2 million and $24.0 million as of December 31, 2011 and 2010, respectively.

The following table reflects changes in the pension benefit obligation and plan assets, and the amounts recognized in the consolidated balance sheets for the years ended and as of December 31, 2011 and 2010 (in thousands):

	Pension Benefits
	Year ended December 31,
	2011	2010
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$25,340	$19,542
Service cost	793	629
Interest cost	717	614
Plan participant contributions	637	519
Benefits paid	(1,254)	(444)
Actuarial loss	735	2,068
Administrative expenses paid	(79)	(77)
Effect of foreign currency translation	(166)	2,489

Projected benefit obligation at end of year	26,723	25,340

Changes in plan assets:
Fair value of plan assets at beginning of year	30,662	27,195
Actual return (loss) on plan assets	2,581	(162)
Company contributions	778	635
Plan participant contributions	637	519
Benefits paid	(1,254)	(444)
Administrative expenses paid	(79)	(77)
Effect of foreign currency translation	(243)	2,995

Fair value of plan assets at end of year	33,082	30,661

Funded status at end of year	$6,359	$5,321

Amounts recognized in the consolidated balance sheets consist of:

	As of December 31,
	2011	2010
Net long-term pension asset	$6,359	$5,321

Accumulated other comprehensive loss consists of the following:
Net transition obligation	$—	$—
Net prior service cost	262	279
Net loss	4,851	5,419

Accumulated other comprehensive loss before taxes	$5,113	$5,698

The components of benefit cost (income) and other amounts recognized in other comprehensive income (loss) before income taxes are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Components of benefit cost (income):
Service cost	$793	$629	$690
Interest cost	717	614	629
Expected return on plan assets	(1,616)	(1,491)	(1,298)
Prior service cost amortization	46	39	38
Net loss amortization	309	—	365
Settlement cost	—	—	150

Net benefit cost (income)	$249	$(209)	$574

Other amounts recognized in other comprehensive income (loss) before income taxes are as follows:
Prior service cost amortization	$(46)	$(39)	$(38)
Loss (gain) on value of plan assets	(965)	1,592	(402)
Actuarial loss (gain) on benefit obligation	735	2,068	(4,473)
Net loss amortization	(309)	—	—

Total recognized in other comprehensive income (loss), before taxes	$(585)	$3,621	$(4,913)

Total recognized in net benefit cost (income) and other comprehensive income (loss)	$(336)	$3,412	$(4,339)

Assumptions used to determine the benefit obligation and net periodic benefit cost are as follows:

	Pension Benefits
	Year ended December 31,
	2011	2010
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.50%	2.75%
Rate of compensation increase	2.50%	2.50%
Measurement date	12/31/2011	12/31/2010
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.75%	2.75%
Expected long-term return on plan assets	5.00%	5.00%
Rate of compensation increase	2.50%	2.50%
Percentage of the fair value of total plan assets held in each major category of plan assets:
Equity securities	82%	34%
Debt securities	4%	21%
Real estate	12%	37%
Other	2%	8%

Total	100%	100%

The pension plan’s overall strategy and investment policy is managed by the board of the plan. The overall long-term rate is based on the target asset allocation of 10% Swiss bonds, 15% non-Swiss bonds (10% unhedged and 5% hedged), 8% Swiss equities, 14% global equities, 45% real estate, 3% alternative investments and 5% cash and other short-term investments.

The 2012 expected future long-term rate of return is estimated to be 4.25%, which is based on historical asset rate of returns for each asset allocation classification at a 1.8% rate for Swiss bonds, 2.0% for unhedged foreign bonds, 1.5% for hedged foreign bonds, 4.3% for real property, 5.6% for Swiss equities, 6.9% for unhedged global equities, 4.6% for hedge funds and 1.3% for cash. The 2011 expected long-term rate of return was 5.0% and was based on the historical asset rates of return of 1.9% for Swiss bonds, 2.9% for unhedged foreign bonds, 1.3% for hedged foreign bonds, 5.6% for real property, 7.6% for Swiss equities and 8.4% for global equities, 5.6% for alternative investments and 1.9% for cash.

(in thousands)
Expected amortization during the year ended December 31, 2012:
Amortization of net transition obligation	$—
Amortization of net prior service costs	44
Amortization of net loss	216

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2012	$1,375
2013	1,474
2014	1,723
2015	1,599
2016	1,683
Years 2017 through 2021	7,256

Total	$15,110

The Company expects to contribute approximately $669,000 to the pension plan in 2012.

Investment objectives:

The primary investment goal of the pension plan is to achieve a total annualized return of 4.25% over the long-term. The investments are evaluated, compared and benchmarked to plans with similar investment strategies. The plan also attempts to minimize risk by not having any single security or class of securities with a disproportionate impact on the plan. As a guideline, assets are diversified by asset classes (equity, fixed income, real estate, and alternative investments).

The fair value of the plans assets at December 31, 2011, by asset category, are as follows:

		Fair Value Measurements at December 31, 2011
(in thousands)	Total	Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash:
Held in Swiss Franc, Euro and USD	$690	$690	$—	$—
Equity securities:
Investment funds	17,100	17,100	—	—
Real estate investment fund	9,961	—	—	9,961

Fixed income / Bond securities:
Fixed income / Bond securities	1,268	1,268	—	—

Real estate investments:
Real estate investment in specific properties 100% owned by the plan	3,895	—	—	3,895

Other assets (accounts receivable, assets at real estate management company Structured product)	168	—	168	—

Net assets of pension plan	$33,082	$19,058	$168	$13,856

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

Description	Real estate investments
Beginning balance, December 31, 2010	$11,217
Total unrealized gains included in net gain[1]	2,834
Foreign currency translation adjustments	(195)

Ending balance, December 31, 2011	$13,856

[1]	Total unrealized gains are reported as a component of the pension adjustment in accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

U.S. Plan

The Company has postretirement benefit plans covering its employees in the United States. Substantially all U.S. employees are eligible to elect coverage under a contributory employee savings plan which provides for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company’s matching contributions under this plan totaled $415,000, $379,000 and $384,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 13—Related Party Transactions

During the year ended December 31, 2009, the Company’s Swiss subsidiary, Maxwell SA, made payments to a related party, Metar Machines (“Metar”), for commissions on certain product sales. Until March 22, 2009, Montena SA (“Montena”) was the majority shareholder of Metar, and a member of the Company’s board of directors, José Cortes, is also a director of Montena. Mr. Cortes is also a minority shareholder of Genturica Ltd., which is the majority shareholder of Montena. As of March 22, 2009, Montena had sold its interest in Metar and as of May 14, 2009, the Company terminated its agreement with Metar, Therefore, Metar is no longer a related party. Total expense recognized for this sales commission during the year ended December 31, 2009 was $128,000, which is classified as selling, general and administrative expense in the accompanying consolidated statements of operations.

Maxwell SA’s pension plan provided a long term loan of 700,000 Swiss Francs to Montena Properties SA, which is 100% owned by Montena. As stated earlier, a member of the Company’s board of directors, José Cortes, is also a director and indirect minority stockholder of Montena. The loan was provided to Montena Properties SA prior to Mr. Cortes becoming a director of Maxwell and Montena. The loan was repaid in full in March 2011.

Note 14—Legal Proceedings

Although the Company expects to incur significant legal costs in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal costs and therefore, such costs will be expensed in the period the legal services are performed.

Customer Claim

In 2005, a customer claimed a possible defect in a product that was produced for the Company’s Swiss subsidiary, Maxwell SA, under contract by a third party manufacturer, Epcos AG, and resold to the customer. In July 2011, the Company reached an agreement in principal with the customer to settle any and all claims for consideration of 1.8 million Euro (approximately $2.3 million as of December 31, 2011), with 500,000 Euro (approximately $648,000 as of December 31, 2011) payable to the customer up front and the remaining amount of 1.3 million Euro (approximately $1.7 million as of December 31, 2011) available to the customer as a specified discount on future purchases of the Company’s products. Any balance remaining of the 1.3 million Euro not used as product discount by December 31, 2014 is payable in cash at that time. This agreement is not yet final, and is therefore subject to change until a written agreement between the parties is executed. The Company is continuing to pursue recovery of damages from the manufacturer of the defective product, but at this time is unable to ascertain the amount of the recovery, if any. The anticipated settlement amount of 1.8 million Euro (approximately $2.3 million as of December 31, 2011) due from the Company to the customer has been fully accrued in “accounts payable and accrued liabilities” in the consolidated balance sheet as of December 31, 2011.

FCPA Matter

As a result of being a publicly traded company in the U.S., the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Beginning in 2009, the Company conducted an internal review into payments made to its former independent sales agent in China with respect to sales of the Company’s high voltage capacitor products produced by the Company’s Swiss subsidiary. In January 2011, the Company reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities law violations. The Company settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, the Company agreed to pay a total of $6.4 million in profit disgorgement and prejudgment interest, in two installments, with $3.2 million paid in each of the first quarters of 2011 and 2012. Under the terms of the settlement with the DOJ, the Company agreed to pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, $2.3 million paid in the first quarter of 2012, and $2.3 million payable in the first quarter of 2013. As part of the settlement, the Company entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If the Company remains in compliance with the terms of the DPA, at the conclusion of the term, the charges against the Company asserted by the DOJ will be dismissed with prejudice. Further, under the terms of the agreements, the Company will periodically report to the SEC and DOJ on the Company’s internal compliance program concerning anti-bribery. As of December 31, 2011, $5.4 million is included in “accounts payable and accrued liabilities” and $2.3 million is included in “other long-term liabilities” on the accompanying consolidated balance sheet.

Shareholder Derivative Suit

In August 2010 and September 2010, two separate shareholder derivative actions were filed in the Superior Court for San Diego County, California, on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors alleging, among other claims, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. In October 2010, these two actions were consolidated, and in March 2011 a consolidated and amended shareholder derivative complaint was filed bringing similar claims as the previous complaints. The consolidated and amended complaint was titled Loizides v. Schramm et al. and alleged that the individual defendants failed to prevent the Company from violating the U.S. Foreign Corrupt Practices Act (“FCPA”) and failed to maintain internal controls and accounting systems for compliance with the FCPA. On December 15, 2011, all parties attended mediation, wherein at the conclusion of the hearing the mediator proposed a settlement amount of $3.0 million to be paid to plaintiffs’ counsels, with $2.7 million to be paid by the Company’s insurance carrier and $290,000 to be paid by the Company. In addition to the monetary amount and as part of the proposed settlement, the Company would be required to ensure that certain corporate governance measures are in place and enforced. On February 8, 2012, the Board of Directors of the Company approved these settlement terms. The agreement is subject to, among other things, court approval and notice to our shareholders. On February 9, 2012, the parties executed a stipulation of settlement, and the plaintiffs filed a motion for court approval of the settlement. On February 14, 2012, the court entered an order that preliminarily approved the proposed settlement, subject to further consideration at a settlement hearing scheduled for April 12, 2012, which will likely result in a dismissal of the consolidated derivative action with prejudice. As of December 31, 2011, the Company has accrued a liability of $3.0 million based on the anticipated settlement amount, which is included in “accounts payable and accrued liabilities”, and a receivable of $2.7 million, which is included in “trade and other accounts receivable”, for the amount payable by its insurance carrier.

Customer Bankruptcy Matter

In January 2011, the Company attended a bankruptcy proceeding for a previous customer in order to bid on certain intellectual property and physical assets that were being auctioned. During this proceeding, an offer for sale was presented for any and all potential claims held by the previous customer against the Company. These potential claims related primarily to payments made to the Company prior to the previous customer filing bankruptcy, as well as a potential intellectual property dispute between the Company and the previous customer. At the January 2011 bankruptcy proceeding, the Company bid $250,000 to purchase the right to any and all future claims against the Company stemming from rights held by the previous customer. However, following the auction, the previous customer essentially declined the previous offer for settlement with the Company. Since this time, in the interest of a more expedient resolution to this matter, the Company has increased its settlement offer to $500,000. Recently, the parties have been unable to progress with settlement discussions until other matters with the previous customer’s estate are resolved with third parties. The Company believes that it has strong legal defenses against any and all potential claims related to this matter, and does not believe a settlement amount in excess of $500,000 is likely. The Company’s current estimate of the range of loss on this matter is $500,000 to $1,000,000, with the low end of this range based on the Company’s outstanding settlement offer, and the high end of the range based on the opposing party’s counter offer of $871,000, which only represented the preference payment claim, plus some amount for the intellectual property dispute. The proposed settlement amount of $500,000 has been fully accrued in “accounts payable and accrued liabilities” in the consolidated balance sheet as of December 31, 2011.

DCIS Matter

In 2007, the Company delivered products to two separate customers who were incorporating the Company’s products into larger systems for use by agencies of the U.S. government. In 2008, one of these customers reported intermittent failures in the products delivered to it by the Company and replacement units were provided to that customer. In March 2010, the Company was contacted by an agent from the Defense Criminal Investigative Services (“DCIS”) requesting a meeting to discuss the failures that occurred with the Company’s products delivered to a specific customer. In April 2011, the DCIS agent contacted the Company again to request a follow up meeting to ask additional questions. Essentially, the Company believes that the DCIS agent is considering the appropriateness of the Company’s actions regarding the discovered product failures and whether the failure reported by this particular customer would be applicable to another customer to which the same products were delivered. In June 2011, the DCIS served a subpoena on the Company requesting that the Company produce certain documents. In December 2011, the Company completed its production of documents requested under the subpoena. To date, no formal actions have been taken by DCIS with respect to any documents provided by the Company. Further, the Company has not identified any documents or facts that appear to indicate any wrongdoing, including, potentially, any violation of laws or regulations. At this time, the Company believes it is remote that it will incur any penalties, fines or other monetary settlements as a result of this matter, and as such has not accrued any amount associated with this matter. However, given the passage of time on this matter and the indeterminate amount of time that this matter could remain open, the Company has determined that there is a reasonable possibility that this matter could have a material impact on its financial condition. However, based on the stage of this matter, the Company is unable to estimate a range of loss.

Note 15—Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31		June 30		September 30		December 31
	(in thousands except per share data)
Year ended December 31, 2011
Operating:
Total revenue	$35,259		$38,463		$41,096		$42,493
Gross profit	13,884		15,476		16,549		16,148
Net income (loss)	196	(a)	(1,217	)(b)	298	(c)	1,572	(d)

Basic and diluted net income (loss) per share	$0.01		$(0.04)		$0.01		$0.06

Year ended December 31, 2010
Operating:
Total revenue	$26,623		$29,579		$31,452		$34,228
Gross profit	10,211		11,837		12,322		12,517
Net income (loss)	1,242	(e)	(2,584	)(f)	(2,350	)(g)	(2,364	)(h)

Basic and diluted net income (loss) per share	$0.05		$(0.10)		$(0.09)		$(0.09)

(a)	Includes a gain on embedded derivatives of $1.1 million, a non-cash expense for stock-based compensation of $917,000 and amortization of debt discount of $55,000.
(b)	Includes a non-cash expense for stock-based compensation of $789,000, and a $2.6 million charge for the accrual for anticipated settlement of a legal matter.
(c)	Includes a non-cash expense for stock-based compensation of $734,000.
(d)	Includes a non-cash expense for stock-based compensation of $142,000.
(e)	Includes a gain on embedded derivatives of $3.2 million, a non-cash expense for stock-based compensation of $623,000 and amortization of debt discount of $21,000.
(f)	Includes an additional accrual for potential settlement of FCPA violations of $3.4 million, a gain on embedded derivatives of $1.2 million, a non-cash expense for stock-based compensation of $743,000 and amortization of debt discount of $20,000.
(g)	Includes an additional accrual for potential settlement of FCPA violations of $1.7 million, a loss on embedded derivatives of $814,000, a non-cash expense for stock-based compensation of $677,000 and amortization of debt discount of $21,000.
(h)	Includes an asset impairment and related depreciation charge totaling $1.4 million, a loss on embedded derivatives of $1.3 million, a non-cash expense for stock-based compensation of $584,000 and amortization of debt discount of $21,000.

Schedule II

Valuation and Qualifying Accounts (in thousands)

	Balance at the Beginning of the Year ($)	Charged to Expense ($)	Acquisitions/ Transfers and Other ($)	Write-offs Net of Recoveries ($)	Balance at the End of the Year ($)
Allowance for Doubtful Accounts:
December 31, 2009	434	(52)	4	—	386
December 31, 2010	386	(159)	13	(89)	151
December 31, 2011	151	427	(1)	—	577
Inventory Reserve:
December 31, 2009	2,906	283	(29)	(518)	2,642
December 31, 2010	2,642	504	68	(521)	2,693
December 31, 2011	2,693	866	14	(218)	3,355

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

McGladrey & Pullen LLP, the independent registered public accounting firm that audited the consolidated financial statements of Maxwell in this Annual Report on Form 10-K, has issued an unqualified opinion on the effectiveness of Maxwell’s controls over financial reporting as of December 31, 2011 which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Maxwell Technologies, Inc.

We have audited Maxwell Technologies, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Maxwell Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Maxwell Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 16, 2012 expressed an unqualified opinion.

/s/     MCGLADREY & PULLEN, LLP

San Diego, California

February 16, 2012

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

1. Financial Statements. The consolidated financial statements required by this item are submitted in a separate section beginning on page 51 of this Annual Report on Form 10-K.

2. Financial Statement Schedules. The financial statement schedule entitled “Valuation and Qualifying Accounts” required by this item is submitted in a separate section beginning on page 86 of this Annual Report on Form 10-K.

3. Exhibits.

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement dated December 10, 2003 between Registrant and Metar SA en constitution. (1)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions dated August 15, 2003 by and between Registrant and Horizon Christian Fellowship. (1)

2.3	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated September 26, 2003. (1)

2.4	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated October 13, 2003. (1)

2.5	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated December 23, 2003. (1)

3.1	Restated Certificate of Incorporation of Registrant. (11)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated November 22, 1996. (7)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated February 9, 1998. (2)

3.4	Amended and Restated Bylaws of Registrant. (3)

4.1	Rights Agreement dated November 5, 1999 between Registrant and Chase Mellon Shareholders Services, LLC, as Rights Agent. (10)

4.2	Amendment of Rights Agreement dated as of July 5, 2002. (12)

10.1	1995 Stock Option Plan of Registrant. (8)

10.2	Amendment No. One to Registrant’s 1995 Stock Option Plan dated March 19, 1997. (7)

10.3	Amendment No. Two to Registrant’s 1995 Stock Option Plan dated February 13, 1998. (14)

10.4	Amendment No. Three to Registrant’s 1995 Stock Option Plan dated January 28, 1999. (2)

10.5	Amendment No. Four to Registrant’s 1995 Stock Option Plan dated Nov. 22, 1999. (4)

10.6	Amendment No. Five to Registrant’s 1995 Stock Option Plan dated August 14, 2000. (13)

10.7	Stock Option Agreement under 1995 Stock Option Plan by and between Registrant and Kenneth Potashner, dated as of May 19, 2003. (12)

Exhibit Number	Description of Document
10.8	1999 Director Stock Option Plan of Registrant. (4)

10.9	Registrant’s 2004 Employee Stock Purchase Plan. (8)

10.10	Amendment Number One to Registrant’s 1994 Employee Stock Purchase Plan, effective as of April 30, 1997. (7)

10.11	PurePulse Technologies, Inc. 1994 Stock Option Plan. (9)

10.12	Shareholder Agreement among Registrant, PurePulse Technologies, Inc., Sanyo E&E Corporation and Three Oceans Inc., dated January 28, 1999. (2)

10.13	Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated May 30, 2002. (5)

10.14	Amendment Number One to Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated June 28, 2002. (5)

10.15	Amendment Number Two to the Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated August 12, 2002. (6)

10.16	Indemnity Agreement for Directors of Registrant dated December 2004. (12)

10.17	Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.18	Schedule to Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.19	Export-Import Bank of the United States Agreement Executed by Borrower dated February 4, 2004 between Registrant, Export-Import Bank of the United States and Silicon Valley Bank. (12)

10.20	Securities Account Control Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.21	Firm-Fixed-Price Subcontract Purchase Order dated February 14, 2005 between Registrant and Northrop Grumman Space and Mission Systems Corp. (15)

10.22	Securities Purchase Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (16)

10.23	Registration Rights Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (16)

10.24	Registrant’s 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (17)

10.25	Underwriting Agreement dated May 8, 2007 between the Registrant and UBS Securities, LLC. (18)

10.26	Transition agreement effective as of July 23, 2007 between the Company and Richard D. Balanson. (19)

10.27	Employment agreement effective as of July 23, 2007 between the Company and David J. Schramm. (19)

10.28	Underwriting Agreement between the Company and UBS Securities, LLC dated October 9, 2007. (20)

10.29	Equity Distribution Agreement, dated August 8, 2008, between the Company and UBS Securities, LLC, including the form of Terms Agreement. (21)

10.30	Amendment No. 1 dated December 19, 2008 to Employment Agreement between the Company and David J. Schramm. (22)

Exhibit Number	Description of Document
10.31	Employment agreement effective as of March 23, 2009 between the Company and Kevin S. Royal. (23)

10.32	Underwriting Agreement between the Company and Roth Capital Partners, LLC dated May 18, 2009. (24)

10.33	Form of Restricted Stock Unit Award Agreement. (25)

10.34	Separation Agreement and General Release of all Claims between Registrant and Tim Hart. (25)

10.35	Termination Agreement between Registrant and Alain R. Riedo. (25)

10.36	Employment Agreement effective as of September 21, 2009 between the Registrant and George Kreigler. (26)

10.37	Amendment to Employment Agreement between the Registrant and George Kreigler effective as of December 27, 2010. (27)

10.38	Form of Restricted Stock Agreement for Service-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (27)

10.39	Form of Restricted Stock Agreement for Performance-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (27)

†10.40	Credit Agreement, dated as of December 5, 2011, (the “Credit Agreement”) between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

†10.41	Security Agreement, dated as of December 5, 2011, by Maxwell Technologies, Inc. in favor of Wells Fargo Bank, N.A., pursuant to the Credit Agreement.*

†10.42	Equipment Term Commitment Note, dated as of December 5, 2011, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A, pursuant to the Credit Agreement.*

†10.43	Revolving Line of Credit Note, dated as of December 5, 2011, by Maxwell Technologies, Inc. between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A, pursuant to the Credit Agreement.*

21.1	List of Subsidiaries of Registrant. *

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial statements and footnotes from the Maxwell Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. **

†	Maxwell Technologies, Inc. has requested confidential treatment of certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2.
*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2004 (SEC file no. 001-15477).
(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC file no. 000-10964).
(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC file no. 001-15477).
(4)	Incorporated herein by reference to Registrant’s Transition Report on Form 10-K for the transition period from August 1, 1999 to December 31, 1999 (SEC file no. 001-15477).
(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2002 (SEC file no. 001-15477).
(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2002 (SEC file no. 001-15477).
(7)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC file no. 000-10964).
(8)	Incorporated herein by reference to Registrant’s Schedule 14A for the 2005 Annual Meeting of Stockholders (SEC file no. 001-15477).
(9)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1996 (SEC file no. 000-10964).
(10)	Incorporated herein by reference to Registrant’s Form 8-A filed November 18, 1999 (SEC file no. 001-15477).
(11)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).
(12)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC file no. 001-15477).
(13)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC file no. 001-15477).
(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC file no. 000-10964).
(15)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2004 (SEC file no. 001-15477).
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2005 (SEC file no. 001-15477).
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2010 (SEC file no. 001-15477).
(18)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007 (SEC file no. 001-15477).
(19)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2007 (SEC file no. 001-15477).
(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2007 (SEC file no. 001-15477).
(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2008 (SEC file no. 001-15477).
(22)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2008.
(23)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on May 5, 2009 (SEC file no. 001-15477).
(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2009 (SEC file no. 001-15477).
(25)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on August 10, 2009 (SEC file no. 001-15477).
(26)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on November 5, 2009 (SEC file no. 001-15477).
(27)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2010.

(b) See the exhibits required by this item under Item 15(a)(3) above.

(c) See the financial statement schedule required by this item under Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of February 2012.

MAXWELL TECHNOLOGIES, INC.

By:	/S/ DAVID J. SCHRAMM
David J. Schramm President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. SCHRAMM David J. Schramm	President, Chief Executive Officer and Director	February 16, 2012

/s/ KEVIN S. ROYAL Kevin S. Royal	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	February 16, 2012

/s/ MARK ROSSI Mark Rossi	Director	February 16, 2012

/s/ JEAN LAVIGNE Jean Lavigne	Director	February 16, 2012

/s/ ROBERT L. GUYETT Robert L. Guyett	Director	February 16, 2012

/s/ JOSÉ CORTES José Cortes	Director	February 16, 2012

/s/ BURKHARD GOESCHEL Burkhard Goeschel	Director	February 16, 2012

/s/ ROGER HOWSMON Roger Howsmon	Director	February 16, 2012

/s/ YON YOON JORDEN Yon Yoon Jorden	Director	February 16, 2012