Form 10-Q
period 2012-03-31
MAXWELL TECHNOLOGIES INC
filed 2012-04-26
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

The number of shares of the registrant’s Common Stock outstanding as of April 20, 2012 is 29,127,087 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2012

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations and statements of other comprehensive income for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The following condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

In addition, operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2012.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$30,628	$29,289
Trade and other accounts receivable, net of allowance for doubtful accounts of $477 and $577 at March 31, 2012 and December 31, 2011, respectively	43,147	36,131
Inventories, net	30,606	27,232
Prepaid expenses and other current assets	3,158	3,125

Total current assets	107,539	95,777
Property and equipment, net	31,922	28,541
Intangible assets, net	985	1,111
Goodwill	25,730	24,887
Pension asset	6,815	6,359
Other non-current assets	59	261

Total assets	$173,050	$156,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$35,051	$37,145
Accrued warranty	287	258
Accrued employee compensation	5,850	6,243
Short-term borrowings and current portion of long-term debt	7,155	5,431
Deferred tax liability	499	499

Total current liabilities	48,842	49,576
Deferred tax liability, long-term	944	933
Long-term debt, excluding current portion	3,541	68
Other long-term liabilities	778	3,028

Total liabilities	54,105	53,605

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,127 and 28,174 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2,910	2,815
Additional paid-in capital	265,414	252,907
Accumulated deficit	(162,517)	(163,021)
Accumulated other comprehensive income	13,138	10,630

Total stockholders’ equity	118,945	103,331

Total liabilities and stockholders’ equity	$173,050	$156,936

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$39,230	$35,259
Cost of revenue	23,093	21,375

Gross profit	16,137	13,884
Operating expenses:
Selling, general and administrative	9,235	7,934
Research and development	5,596	5,972
Amortization of intangibles	51	51

Total operating expenses	14,882	13,957

Income (loss) from operations	1,255	(73)
Interest expense, net	(26)	(36)
Amortization of debt discount and prepaid debt costs	(11)	(55)
Gain on embedded derivatives	—	1,086

Income from operations before income taxes	1,218	922
Income tax provision	714	726

Net income	$504	$196

Net income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted average common shares outstanding:
Basic	28,122	27,285
Diluted	28,559	28,112

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$504	$196
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,453	752
Defined benefit pension plan:
Net income for the period, net of tax of $8 and $0 for the three months ended March 31, 2012 and March 31, 2011, respectively	46	73
Prior service credit for the period, net of tax of $2 and $0 for the three months ended March 31, 2012 and March 31, 2011, respectively	9	11

Other comprehensive income, net of tax	2,508	836

Comprehensive income	$3,012	$1,032

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$504	$196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,768	1,477
Amortization of intangible assets	134	134
Amortization of debt discount and prepaid debt costs	11	55
Gain on embedded derivatives	—	(1,086)
Pension cost (benefit)	46	(26)
Stock-based compensation expense	1,286	917
Provision (recovery) on accounts receivable	(103)	60
Changes in operating assets and liabilities:
Trade and other accounts receivable	(6,568)	(5,066)
Inventories	(3,211)	(3,538)
Prepaid expenses and other assets	229	406
Accounts payable and accrued liabilities	(3,217)	457
Accrued employee compensation	(434)	(1,159)
Deferred tax liability, long-term	11	—
Other long-term liabilities	(2,263)	(5,551)

Net cash used in operating activities	(11,807)	(12,724)

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,057)	(2,900)

Net cash used in investing activities	(4,057)	(2,900)

FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(3,183)	(3,136)
Proceeds from long-term and short-term borrowings	8,161	3,152
Proceeds from sales of common stock, net of offering costs	10,283	—
Repurchase of shares	(286)	(46)
Proceeds from issuance of common stock under equity compensation plans	1,319	992
Release of restricted cash	—	8,000

Net cash provided by financing activities	16,294	8,962

Increase (decrease) in cash and cash equivalents from operations	430	(6,662)
Effect of exchange rate changes on cash and cash equivalents	909	(104)

Increase (decrease) in cash and cash equivalents	1,339	(6,766)
Cash and cash equivalents, beginning of period	29,289	39,829

Cash and cash equivalents, end of period	$30,628	$33,063

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

Note 1 – Description of Business and Basis of Presentation

Description of Business

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California and has two manufacturing locations, in San Diego, California and Rossens, Switzerland, and is in the process of opening a manufacturing facility in Peoria, Arizona. In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

•

Ultracapacitors: The Company’s primary focus, ultracapacitors, are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. The Company’s ultracapacitor cells and multi-cell packs and modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including transportation, automotive, information technology, renewable energy and consumer and industrial electronics.

•

High-Voltage Capacitors: The Company’s CONDIS® high-voltage capacitors are extremely robust devices that are designed and manufactured to perform reliably for decades. These products include grading and coupling capacitors and capacitive voltage dividers that are used to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•

Radiation-Hardened Microelectronic Products: The Company’s radiation-hardened microelectronic products include high-performance, high-density power modules, memory modules and single board computers that incorporate our proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand environmental radiation effects and perform reliably in space.

The Company’s products are designed to perform reliably for the life of the products and systems into which they are integrated. The Company achieves high reliability through the application of proprietary technologies and rigorously controlled design, development, manufacturing and test processes.

Financial Statement Presentation

The accompanying condensed consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary to present fairly the financial position, results of operations, and cash flows of Maxwell Technologies, Inc. for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted in the accompanying interim consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, including deferred income taxes, the incurrence of warranty obligations, impairment of goodwill and other intangible assets, estimation of the cost to complete certain projects, accruals for estimated losses from legal matters, and estimation of the value of stock-based compensation awards, including the probability that the performance criteria of restricted stock awards will be met.

Warranty Obligation

The Company provides warranties on all product sales. The majority of the Company’s warranties are for one to two years in the normal course of business. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure.

Net Income per Share

In accordance with the Earnings Per Share Topic of the FASB ASC, basic net income per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the impact of additional commons shares that would have been outstanding if potentially dilutive common shares were issued. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator
Net income	$504	$196
Effect of assumed conversion of convertible debentures
Interest on convertible debentures	—	20

Net income, assuming dilution	$504	$216

Denominator
Weighted-average common shares outstanding	28,122	27,285
Effect of potentially dilutive securities
Options to purchase common stock	379	482
Restricted stock awards	49	31
Restricted stock unit awards	9	—
Convertible debentures	—	314

Weighted-average common shares outstanding, assuming dilution	28,559	28,112

Net income per share
Basic	$0.02	$0.01
Diluted net income, plus assumed conversion, per share	$0.02	$0.01

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income per share calculation because to do so would be antidilutive (in thousands):

	March 31,
Common Stock	2012	2011
Options to purchase common stock	178	382
Unvested restricted stock awards	230	174

Change in Additional Paid in Capital

For the three months ended March 31, 2012, additional paid in capital increased $12.5 million. This increase includes $10.2 million related to proceeds from shares of common stock sold pursuant to the Company’s shelf registration statement, net of offering costs, and $2.6 million associated with the Company’s stock-based compensation plans, offset by $285,000 for the repurchase of shares that were withheld by the Company to satisfy employee tax liabilities upon the vesting of restricted stock awards.

Pending Accounting Pronouncement

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

Note 2 – Balance Sheet Details

Inventories

	March 31, 2012	December 31, 2011
Raw material and purchased parts	$11,771	$12,284
Work-in-process	4,299	4,002
Finished goods	15,762	14,301
Inventory reserves	(1,226)	(3,355)

Net inventories	$30,606	$27,232

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of March 31, 2012:
Patents	$2,476	$(1,751)	$—	$725
Developed core technology	1,100	(1,366)	306	40
Patent license agreement	741	(532)	11	220

Total intangible assets at March 31, 2012	$4,317	$(3,649)	$317	$985

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2011:
Patents	$2,476	$(1,699)	$—	$777
Developed core technology	1,100	(1,325)	304	79
Patent license agreement	741	(494)	8	255

Total intangible assets at December 31, 2011	$4,317	$(3,518)	$312	$1,111

Goodwill

The change in the carrying amount of goodwill from December 31, 2011 to March 31, 2012 is as follows (in thousands):

Balance at December 31, 2011	$24,887
Foreign currency translation adjustments	843

Balance at March 31, 2012	$25,730

Accrued Warranty

	Three Months Ended March 31,
	2012	2011
Beginning balance	$258	$449
Product warranty expense on sales	63	78
Charge to prior warranty expense/accrual	(27)	(144)
Settlement of warranties	(13)	(20)
Foreign currency translation adjustment	6	4

Ending balance	$287	$367

Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance as of December 31, 2011	$14,580	$(3,950)	$10,630
Current period change	$2,453	$55	$2,508

Balance as of March 31, 2012	$17,033	$(3,895)	$13,138

Note 3 – Convertible Debentures

On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures (the “Debentures”) due and payable in quarterly installments of $2.8 million which commenced December 2008. However, the holder, at its election, could defer each quarterly payment one time, for a 24 month period. As the holder had elected to defer some quarterly installments, the outstanding principal of the Debentures at December 31, 2010 was $8.3 million. In February 2011, the holder of the Debentures converted the remaining $8.3 million principal balance into 514,086 shares of the Company’s common stock at a conversion price of $16.21 per share. On the conversion date, the common stock had a fair value of $9.3 million, which was based on the closing market price. This conversion resulted in a gain of $1.0 million, which is included in “gain on embedded derivatives” in the consolidated statement of operations for the three months ended March 31, 2011.

Interest paid with cash and principal converted into shares of common stock are as follows (in thousands):

	Three Months Ended March 31, 2011
	Value	Shares
Conversion of principal into shares of common stock	$8,333	514
Interest paid with cash	17	N/A

Total debenture payments	$8,350	514

Until the conversion of the remaining principal balance in February 2011, the principal balance was convertible by the holder at any time into common shares. In addition, after eighteen months from the issue date, the Company could have required that a specified amount of the principal of the Debentures be converted if certain conditions were satisfied for a period of 20 consecutive trading days. The Company accounted for the conversion options in the Debentures as derivative liabilities in accordance with the Derivatives and Hedging Topic of the FASB ASC. The discount at the issuance date of $9.2 million related to the fair value of the conversion options and embedded warrants issued in connection with the Debentures, and debt issuance costs, was amortized using the effective interest method over the term of the Debentures. For the three months ended March 31, 2011, $6,000 of the discount and prepaid fees were amortized. Upon conversion of the remaining principal balance of the Debentures into shares of the Company’s common stock in February 2011, the remaining unamortized discount was written off and is included in “amortization of debt discount and prepaid debt costs” in the consolidated statement of operations.

For the three months ended March 31, 2011, the change in fair value on revaluation of the conversion rights was the difference between the fair value on the conversion date in February 2011 and the fair value at the beginning of the period using the value calculated by the Black-Scholes pricing model. The effect of the fair market value adjustment for the three months ended March 31, 2011 was a $78,000 gain, which is recorded as “gain on embedded derivatives” in the consolidated statement of operations.

As long as the Debentures were outstanding, the Company was required to maintain a minimum cash balance of $8.0 million. The cash restriction was released in February 2011 when the outstanding principal amount of the convertible debentures was converted to shares of the Company’s common stock.

Note 4 – Credit Facility

In December 2011, the Company obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan up to a maximum of $12.5 million (the “Equipment Term Loan”) (together, the “Credit Facility”). In general, amounts borrowed under the Credit Facility are secured by a lien on all of the Company’s assets other than its intellectual property. The agreement also contains certain restrictive covenants and certain financial covenants that the Company must meet on a quarterly basis during the term of the credit agreement. Borrowings under the Credit Facility bear interest, payable monthly, at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at the Company’s option subject to certain limitations. The Revolving Line of Credit matures on December 5, 2013, and may be prepaid in whole or in part at any time. On April 30, 2012, the principal amount outstanding under the Equipment Term Loan becomes payable in 36 equal monthly installments beginning in May 2012 such that the Equipment Term Loan is to be fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. On March 29, 2012, the Company drew down 5.0 million from the Equipment Term Loan to fund recent capital expenditures. As of March 31, 2012, $5.0 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of March 31, 2012). Interest expense for the three months ended March 31, 2012 was $1,000, which was fully accrued in the consolidated balance sheet as of March 31, 2012. The Company capitalized debt issuance costs incurred in connection with entering into the Credit Facility totaling $124,000, which were allocated on a prorate basis based on the available borrowings to the Revolving Line of Credit and Equipment Term Loan. These costs are being amortized over the respective terms of the Revolving Line of Credit and Equipment Term Loan using the effective interest method.

During the three months ended March 31, 2012, the Company amortized $11,000 in debt issuance costs, which is recorded in “amortization of debt discount and prepaid debt costs” in the consolidated statement of operations.

Note 5 – Fair Value Measurements

The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of March 31, 2012, the financial instruments to which this topic applied were foreign currency forward contracts. As of March 31, 2012, the fair value of these foreign currency forward contracts was a liability of $46,000, which is recorded in “accounts payable and accrued liabilities” in the consolidated balance sheet. The fair value of these derivative instruments is measured using quoted market prices in active markets for identical instruments, which is a Level 1 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC.

The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.

Note 6 – Foreign Currency Derivative Instruments

The Company uses forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in one month. These contracts are considered economic hedges and are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instruments is recognized currently in the consolidated statement of operations.

Net gains (losses) on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$(1)	$(116)
Selling, general and administrative	751	4

Total	$750	$(112)

As of March 31, 2012, the total notional amount of foreign currency forward contracts not designated as hedges was $16.5 million. The fair value of these derivatives was a liability of $46,000 at March 31, 2012. For additional information, refer to Note 5 – Fair Value Measurement.

The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$16	$85
Selling, general and administrative	(867)	(92)

Total	$(851)	$(7)

Note 7 – Stock Plans

The Company has two active stock-based compensation plans as of March 31, 2012: the 2004 Employee Stock Purchase Plan (“ESPP”) and the 2005 Omnibus Equity Incentive Plan (“Incentive Plan”) under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units may be granted to employees and non-employee directors.

Stock Options

Compensation expense recognized for employee stock options for the three months ended March 31, 2012 and 2011 was $544,000 and $480,000, respectively. Beginning in 2011, the Company ceased granting stock options and began granting restricted stock awards to employees as part of its annual equity incentive award program. The Company may determine to grant stock options in the future under the Incentive Plan.

Restricted Stock Awards

During the three months ended March 31, 2012 and 2011, the Company issued 249,366 and 213,016 shares, respectively, upon granting of restricted stock awards, which had an average grant date fair value per share of $20.89 and $18.97, respectively. The following table summarizes the amount of compensation expense recognized for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Service-based restricted stock	$479	$288
Performance-based restricted stock	63	60

Total compensation expense recognized for restricted stock awards	$542	$348

Restricted Stock Units

Non-employee directors of the Company were granted an aggregate amount of restricted stock units during the three months ended March 31, 2012 and 2011 of 20,342 and 22,036, respectively, with an average grant date fair value per share of $20.65 and $19.06, respectively. These restricted stock unit awards were granted as part of the annual retainer compensation for non-employee directors, and vest one year from the date of grant.

Total compensation expense recognized for service-based restricted stock unit awards was $106,000 and $58,000 during the three months ended March 31, 2012 and 2011, respectively.

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

Compensation expense recognized for the ESPP for the three months ended March 31, 2012 and 2011 was $94,000 and $89,000, respectively. The fair value of the ESPP shares issued during the offering period is estimated using the Black-Scholes valuation model for a call and a put option, and by using the following assumptions:

	For the offering period beginning January 1 and ending June 30,
	2012	2011
Expected dividends	$—	$—
Stock price on valuation date	16.24	18.89
Expected volatility	62.5%	48.1%
Average risk-free interest rate	0.06%	0.19%
Expected life (in years)	0.5	0.5
Fair value per share	$5.26	$5.51

Stock-based Compensation Expense

Compensation cost for restricted stock, restricted stock units, employee stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$142	$119
Selling, general and administrative	962	646
Research and development	182	152

Total stock-based compensation expense	$1,286	$917

Note 8 – Stock Offering

In April 2011, the Company filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. On August 19, 2011, the registration statement was declared effective by the SEC, which will allow the Company to access the capital markets for the three year period following this effective date. In February 2012, the Company entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Citadel Securities LLC (“Citadel”) pursuant to which the Company may sell, at its option, up to an aggregate of $30.0 million in shares of common stock through Citadel, as sales agent. The Company will pay Citadel a commission equal to 2% of the gross proceeds from the sale of shares of the Company’s common stock under the Sales Agreement. During the quarter ended March 31, 2012, 572,510 shares of the Company’s common stock were sold under this Sales Agreement for net proceeds to the Company of $10.3 million.

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

Components of net periodic pension income are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Service cost	$171	$186
Interest cost	166	168
Expected return on plan assets	(357)	(380)
Prior service cost amortization	—	—

Net periodic pension income	$(20)	$(26)

Employer contributions of $189,000 and $185,000 were paid during the three months ended March 31, 2012 and 2011, respectively. Additional employer contributions of approximately $492,000 are expected to be paid during the remainder of fiscal 2012.

Note 10 – Legal Proceedings

Although the Company expects to incur significant legal costs in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal costs and therefore, such costs will be expensed in the period the legal services are performed.

Customer Claim

In 2005, a customer claimed a possible defect in a product that was produced for the Company’s Swiss subsidiary, Maxwell SA, under contract by a third party manufacturer, Epcos AG, and resold to the customer. In July 2011, the Company reached an agreement in principal with the customer, and in February 2012 entered into a definitive settlement agreement, to settle any and all claims for consideration of 1.8 million Euro, with 500,000 Euro payable to the customer up front and the remaining amount of 1.3 million Euro available to the customer as a specified discount on future purchases of the Company’s products. Any balance remaining of the 1.3 million Euro not used as product discount by December 31, 2014 is payable by the Company in cash by January 15, 2015. The Company paid the upfront payment of 500,000 Euro during the quarter ended March 31, 2012, and also satisfied a portion of the liability available as product discount, such that the remaining liability was 925,000 Euro ($1.2 million as of March 31, 2012), which is accrued in “accounts payable and accrued liabilities” in the consolidated balance sheet as of March 31, 2012. Additionally, in March 2012, the Company entered into a definitive settlement agreement with EPCOS, the third party manufacturer, wherein EPCOS will pay Maxwell 500,000 Euro ($667,000 as of March 31, 2012), by April 30, 2012 for full and final release from all claims related to this matter. The Company has accrued this settlement gain for the quarter ended March 31, 2012, which is included in “trade and other accounts receivable” in the accompanying consolidated balance sheet, as management believes the amount is realizable as of this date.

FCPA Matter

As a result of being a publicly traded company in the U.S., the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Beginning in 2009, the Company conducted an internal review into payments made to its former independent sales agent in China with respect to sales of the Company’s high voltage capacitor products produced by the Company’s Swiss subsidiary. In January 2011, the Company reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities law violations. The Company settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, the Company agreed to pay a total of $6.4 million in profit disgorgement and prejudgment interest, in two installments, with $3.2 million paid in each of the first quarters of 2011 and 2012. Under the terms of the settlement with the DOJ, the Company agreed to pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, $2.3 million paid in the first quarter of 2012, and $2.3 million payable in the first quarter of 2013. As part of the settlement, the Company entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If the Company remains in compliance with the terms of the DPA, at the conclusion of the term, the charges against the Company asserted by the DOJ will be dismissed with prejudice. Further, under the terms of the agreements, the Company will periodically report to the SEC and DOJ on the Company’s internal compliance program concerning anti-bribery. As of March 31, 2012, the Company has accrued a liability of $2.3 million for this matter, which is included in “accounts payable and accrued liabilities” on the accompanying consolidated balance sheet.

Shareholder Derivative Suit

In August 2010 and September 2010, two separate shareholder derivative actions were filed in the Superior Court for San Diego County, California, on behalf of and for the benefit of the Company, against certain of the Company’s current and former officers and directors alleging, among other claims, breach of fiduciary duty, waste of corporate assets, and unjust enrichment. In October 2010, these two actions were consolidated, and in March 2011 a consolidated and amended shareholder derivative complaint was filed bringing similar claims as the previous complaints. The consolidated and amended complaint was titled Loizides v. Schramm et al. and alleged that the individual defendants failed to prevent the Company from violating the U.S. Foreign Corrupt Practices Act (“FCPA”) and failed to maintain internal controls and accounting systems for compliance with the FCPA. On December 15, 2011, all parties attended mediation, wherein at the conclusion of the hearing the mediator proposed a settlement amount of $3.0 million to be paid to plaintiffs’ counsels, with $2.7 million to be paid by the Company’s insurance carrier and $290,000 to be paid by the Company. In addition to the monetary amount, the Company would be required to ensure that certain corporate governance measures are in place and enforced. On April 12, 2012, following a required shareholder notification period, a final settlement hearing was held wherein the court approved these settlement terms and the matter was dismissed with prejudice. Shortly thereafter in April 2012, the Company and its insurance carrier paid the settlement amounts due to plaintiffs’ counsels. As of March 31, 2012, the Company had accrued a liability of $3.0 million based on the total settlement amount, which is included in “accounts payable and accrued liabilities”, and a receivable of $2.7 million, which is included in “trade and other accounts receivable”, for the amount payable by its insurance carrier.

Customer Bankruptcy Matter

In January 2011, the Company attended a bankruptcy proceeding for a previous customer in order to bid on certain intellectual property and physical assets that were being auctioned. During this proceeding, an offer for sale was presented for any and all potential claims held by the previous customer against the Company. These potential claims related primarily to payments made to the Company prior to the previous customer filing bankruptcy, as well as a potential intellectual property dispute between the Company and the previous customer. At the January 2011 bankruptcy proceeding, the Company bid $250,000 to purchase the right to any and all future claims against the Company stemming from rights held by the previous customer. However, following the auction, the previous customer essentially declined this offer for settlement. Since this time, in the interest of a more expedient resolution to this matter, the Company recently increased its settlement offer to $750,000. However, this settlement offer was rejected by the previous customer. The Company believes that it has strong legal defenses against any and all potential claims related to this matter, and does not believe a settlement amount in excess of $750,000 is likely. The Company’s current estimate of the range of loss on this matter is $750,000 to $1,100,000, with the low end of this range based on the Company’s recent settlement offer, and the high end of the range based on the amount the Company expects that the previous customer would immediately accept without further negotiation. The Company has accrued a total of $750,000 as the estimated loss on this matter, which is included in “accounts payable and accrued liabilities” in the consolidated balance sheet as of March 31, 2012.

DCIS Matter

In 2007, the Company delivered products to two separate customers who were incorporating the Company’s products into larger systems for use by agencies of the U.S. government. In 2008, one of these customers reported intermittent failures in the products delivered to it by the Company and replacement units were provided to that customer. In March 2010, the Company was contacted by an agent from Defense Criminal Investigative Services (“DCIS”) of the Department of Defense requesting a meeting to discuss the failures that occurred with the Company’s products delivered to a specific customer. Essentially, the Company believes that the DCIS agent was considering the appropriateness of the Company’s actions regarding the discovered product failures and whether the failure reported by this particular customer would be applicable to another customer to which the same products were delivered. In June 2011, the DCIS served a subpoena on the Company requesting that the Company produce certain documents and in December 2011, the Company completed its production of documents requested under the subpoena. In April 2012, DCIS indicated that it had closed its files concerning this matter with no action to be taken against the Company. Further, the Company did not identify any documents or facts that appear to indicate any wrongdoing by the Company. As DCIS has closed its files on this matter, the Company does not expect to incur a material loss.

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

•	successful acquisition, development and retention of key personnel;

•	our ability to effectively manage our reliance upon certain suppliers of key component parts and specialty equipment and logistical services;

•	our ability to match production volume to actual customer demand;

•	our ability to manage product quality problems;

•	our ability to protect our intellectual property rights and to defend claims against us;

•	our ability to effectively identify, enter into, manage and benefit from strategic alliances;

•	occurrence of a catastrophic event at any of our facilities;

•	occurrence of a technology systems failure, network disruptions, or breach in data security; and

•	our ability to obtain sufficient capital to meet our operating or other needs.

Many of these factors are beyond our control. Additionally, there can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.

For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A, of this document and Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Three Months Ended March 31, 2012

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Off Balance Sheet Arrangements

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

In Q1 2012, revenues were $39.2 million, representing an increase of 11% compared with the same period one year ago. This growth is more modest when compared with the 20 to 30% annual growth rate achieved in the two most recent fiscal years, and is primarily attributable to a slower pace of growth for our ultracapacitor product line, which grew by 3% compared with Q1 2011. Significant factors affecting the disparity between our recent annual growth rate and this quarter’s growth rate are the impact of the Chinese New Year holiday and overall historical seasonal softness in the first quarter. In addition, certain regulatory factors have caused the wind energy market for our ultracapacitor products in China to slow, however, we expect that activity in this market will return to previous levels over the next few quarters. Revenue growth in Q1 2012 is primarily attributable to increases in both high voltage and microelectronics product sales, which grew by 25% and 22%, respectively, compared with Q1 2011. These mature product lines continue to complement our business and provide significant contributions towards our gross margin rate and cash flows. Further, overall gross profit in Q1 2012 was 41% compared with 39% in Q1 2011. The improvement in gross profit is due mainly to a shift in product mix toward higher margin products.

As of March 31, 2012, we had cash and cash equivalents of $30.6 million, which we believe will be sufficient to fund operations for at least the next twelve months. We also have access to a credit facility, including a $15.0 million line of credit available to fund operations, and a $12.5 million facility available to fund capital expenditures, of which $5.0 million is outstanding as of March 31, 2012. During the quarter, we generated $10.3 million in net proceeds from the sale of stock under our shelf registration statement, and continue to have access to the capital markets to raise additional funds until August 2014 through this shelf registration statement. In the future, we may decide to supplement existing cash and planned cash flow from operations by issuing additional debt or equity.

Going forward, we will continue to focus on growing our business and strengthening our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus will be to grow our ultracapacitor business through continued market penetration in primary applications, including automotive, transportation and backup power. In order to achieve our growth objectives, we will need to overcome risks and challenges facing our business. Significant risks and challenges we face include the ability to maintain profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; and hiring, developing and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on achieving higher profits, and on developing new products and promoting the value proposition of our products over competing technologies. In addition, we are in the process of augmenting current manufacturing capacity and infrastructure, which we believe will be sufficient to accommodate our planned growth. We believe that the Company is well positioned to sustain the financial and operational progress exhibited by our recent financial results.

Highlights of the Three Months Ended March 31, 2012

During the three months ended March 31, 2012, we continued to focus on building strategic alliances, developing new products, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes. Some of these efforts are described below:

•

In March, we announced that we are in the process of planning a new ultracapacitor electrode production facility that will double our current electrode capacity, and are also increasing internal and outsourced assembly capabilities to ensure that we can meet increasing worldwide demand for ultracapacitor products.

•

In February, we announced that our Swiss subsidiary is participating in a program of the Swiss government to accelerate our initiatives to improve manufacturing processes and enhance performance of our CONDIS® high-voltage capacitor products for electric utility grid infrastructure and other high-voltage applications.

•

In January, we announced that we have entered into a one-year agreement with Pana-Pacific, a preferred integrator and engineering partner in the commercial vehicle market, to distribute our new ultracapacitor-based engine start module in the United States, Canada and Mexico.

•

In January, we announced that Bombardier Transportation, a leading producer of rail vehicles and rail transportation equipment, systems and services, has selected Maxwell ultracapacitors as the energy storage element of the BOMBARDIER EnerGstor® braking energy recuperation system.

Results of Operations

The First Quarter of 2012 Compared with the First Quarter of 2011

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended March 31,
	2012	2011
Revenue	100%	100%
Cost of revenue	59%	61%

Gross profit	41%	39%
Operating expenses:
Selling, general and administrative	24%	22%
Research and development	14%	17%

Total operating expenses	38%	39%

Operating income (loss)	3%	—
Other income (expense), net	—	3%

Income from operations before income taxes	3%	3%
Income tax provision	2%	2%

Net income	1%	1%

Net income reported for the three months ended March 31, 2012 was $504,000, or $0.02 per diluted share, compared with net income of $196,000, or $0.01 per diluted share, in the same quarter one year ago. The increase in net income was primarily driven by revenue growth combined with improvement in gross profit and operating margins, offset by a decrease associated with a $1.1 million gain on embedded derivatives recorded during the three months ended March 31, 2011.

Revenue and Gross Profit

The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended March 31, 2012 and 2011 (in thousands, except percentages):

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Revenue	$39,230	100%	$35,259	100%	$3,971	11%
Cost of revenue	23,093	59%	21,375	61%	1,718	8%

Gross profit	$16,137	41%	$13,884	39%	$2,253	16%

Revenue. In the first quarter of 2012, revenue increased 11% to $39.2 million, compared with $35.3 million in the same quarter one year ago. The increase in revenue was influenced primarily by higher volume in our high voltage and microelectronics product lines. We continued to experience growth in our ultracapacitor product line, although at a more modest rate than recent periods, influenced by continuing strong demand for energy storage and power delivery systems for hybrid energy and electric transit vehicles and micro hybrid automotive systems. On the basis of reduced forecasts for our ultracapacitor products from customers in Europe and elsewhere, we anticipate revenue growth for the full year of 2012 to be lower than the 29% overall growth rate achieved in fiscal 2011.

A substantial amount of our revenue is generated through our Swiss subsidiary which primarily transacts business in the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the quarter ended March 31, 2012 compared with the same period one year ago, revenue was positively impacted by $181,000.

Gross Profit. In the first quarter of 2012, gross profit increased $2.3 million or 16% compared with the same quarter one year ago. As a percentage of revenue, gross profit increased to 41% compared with 39% in the same period one year ago. Of the increase in gross profit in absolute dollars, $1.3 million related to an increase in the volume of sales, $228,000 related to favorable effects from foreign exchange rate fluctuations, and $690,000 was due to net reductions of product costs. The reduction in our net product costs was driven primarily by a shift in product mix toward higher margin products.

Selling, General and Administrative Expense

The following table presents selling, general and administrative expense for the first quarter of 2012 and 2011 (in thousands, except percentages):

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011		Increase	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Selling, general and administrative	$9,235	24%	$7,934	23%	$1,301	16%

Selling, general and administrative expenses were 24% of revenue for first quarter of 2012, up from 23% in the same quarter one year ago. The increase in absolute dollars in selling, general and administrative expense in the first quarter of 2012 compared with the same quarter one year ago was $1.3 million, or 16%. This increase was driven primarily by: an increase of $882,000 in labor costs primarily due to headcount growth in both our sales and marketing and general and administrative operations to support the continued expansion of our operations, as well as severance costs incurred in connection with the departure of our chief operating officer; an increase of $480,000 in legal costs related to certain legal matters; an increase of $130,000 in consulting fees related to the retention of sales and marketing consultants; and an increase of $175,000 in advertising and promotion costs. The increases in consulting fees and advertising and promotion costs primarily relate to the roll out of a new ultracapacitor product, the Engine Start Module (“ESM”). Offsetting these increases, we recorded a gain of $667,000 for the settlement of a legal matter.

Research and Development Expense

The following table presents research and development expense for the first quarter of 2012 and 2011 (in thousands, except percentages):

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011		Decrease	% Change
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$5,596	14%	$5,972	17%	$376	(6%)

Research and development expenses were 14% of revenue for the first quarter of 2012, down from 17% in the same quarter one year ago, while total expenses decreased by $376,000, or 6%. The decrease in absolute dollars was driven primarily by a decrease of $335,000 in engineering development expenses due to the completion of the design of a new ultracapacitor product, the ESM, as well as the completion of a funded development program with a government contractor.

Gain on Embedded Derivatives

The Company recorded a gain on embedded derivatives of $1.1 million during the three months ended March 31, 2011. The gain recorded on the embedded derivatives represents the change in the fair market value on revaluation of the debenture conversion rights at the conversion date compared to the beginning of the year. In February 2011, the remaining principal balance of the convertible debentures was converted to shares of our common stock. As such, there will be no further impact to the consolidated statement of operations related to the fair value measurement of these derivative instruments.

Provision for Income Taxes

The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

We recorded an income tax provision of $714,000 for the first quarter of 2012 compared with $726,000 for the same quarter in 2011. This provision is primarily related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through March 31, 2012. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.

Liquidity and Capital Resources

Changes in Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities for the first quarter of 2012 and 2011 (in thousands):

	Quarter Ended March 31,
	2012	2011
Total cash provided by (used in):
Operating activities	$(11,807)	$(12,724)
Investing activities	(4,057)	(2,900)
Financing activities	16,294	8,962
Effect of exchange rate changes on cash and cash equivalents	909	(104)

Increase (decrease) in cash and cash equivalents	$1,339	$(6,766)

Net cash used in operating activities was $11.8 million for the first quarter of 2012. Although the Company generated net income, net of non-cash items, of $3.6 million, the usage of cash was driven by an increase in accounts receivable of $6.6 million, an increase in inventories of $3.2 million, and a decrease in accounts payable and accrued liabilities and other long-term liabilities of $5.5 million. The increase in accounts receivable was primarily due to an increase in days sales outstanding, while the increase in inventories was related primarily to anticipated future product demand. The decrease in accounts payable and accrued liabilities was due to $5.5 million in settlement payments to the SEC and DOJ in the first quarter of 2012 related to the Foreign Corrupt Practices Act matter. Net cash used in operating activities was $12.7 million for the first quarter of 2011, which related primarily to an increase in accounts receivable of $5.1 million due to significant sales in the last two weeks of the quarter, an increase in inventories of $3.5 million associated with anticipated product demand and planned larger quantities shipped by sea versus air to reduce freight costs, and settlement payments to the SEC and DOJ of $6.7 million, offset by net income, net of non-cash charges, of $1.7 million.

Net cash used in investing activities was $4.1 million and $2.9 million for the first quarters of 2012 and 2011, respectively, and related entirely to capital expenditures. Capital expenditures in the first quarter of 2012 were primarily focused on investments in our new production facility located in Peoria, Arizona and our corporate research and development facility. In 2011, capital expenditures were primarily focused on investments in our corporate research and development facility and information technology infrastructure.

Net cash provided by financing activities was $16.3 million and $9.0 million for the first quarters of 2012 and 2011, respectively. Net cash provided by financing activities in the first quarter of 2012 primarily resulted from net proceeds from the sale of common stock of $10.3 million, borrowing, net of repayments, of $5.0 million, and proceeds from the issuance of common stock under our stock-based compensation plans of $1.3 million. Net cash provided by financing activities in the first quarter of 2011 primarily resulted from proceeds from the issuance of common stock under our stock-based compensation plans of $992,000, as well as the release of $8.0 million in restricted cash upon the settlement of the remaining principal balance of our convertible debentures.

Liquidity

As of March 31, 2012, we had approximately $30.6 million in cash and cash equivalents, and working capital of $58.7 million. In addition, we entered into a credit facility which provides for aggregate borrowings up to $27.5 million, with $15.0 million available to fund operations and $12.5 million available to finance qualifying capital assets put into service between April 1, 2011 and April 30, 2012. During the quarter ended March 31, 2012, we drew $5.0 million from this credit facility to fund recent capital expenditure activity. The remaining balance of the facility is available to us, however, we do not expect to benefit from the full availability of the portion of the credit facility available to fund capital expenditures, as we do not anticipate putting an amount of capital assets into service by April 30, 2012 sufficient to utilize the remaining available balance. In addition, we are subject to certain financial covenants and other requirements under the credit agreement, and if we fail to meet these requirements, the credit facility may not be available to us.

In April 2011, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. In February 2012, we entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Citadel Securities LLC (“Citadel”) pursuant to which we may sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent. We will pay Citadel a commission equal to 2% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement. During the quarter ended March 31, 2012, we sold a total of 572,510 shares of our common stock for net proceeds of $10.3 million pursuant to this program.

Management believes that cash we expect to generate from operations, combined with available cash balances, will be sufficient to fund our operations, obligations as they become due, and capital equipment expenditures for at least the next twelve months. In addition, we may choose to access additional funds from our credit facility or issue additional debt or equity to supplement our existing cash balances and cash from operating activities.

As of March 31, 2012, we have an accrual recorded in the amount of $2.3 million for the remaining settlement payment to be made in connection with past FCPA violations, which is payable in the first quarter of 2013. In addition, we have accrued 925,000 Euro ($1.2 million as of March 31, 2012) for the remaining consideration due as a result of settlement of a past customer dispute, which is available to the customer as a discount on purchases of our products through December 31, 2014. Any balance not used as product discount by December 31, 2014 will be payable in cash at that time. In addition, in April 2012, we recovered 500,000 Euro ($667,000 measured as of March 31, 2012) from our previous contract manufacturer related to this customer claim.

As of March 31, 2012, the amount of cash and short-term investments held by foreign subsidiaries was $10.5 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay U.S. taxes to repatriate these funds. However, due to the Company’s substantial net operating loss carryforwards, repatriation would have an immaterial impact on the Company’s current tax rate and cash flows.

Credit Facility

In December 2011, we entered into a credit agreement whereby we obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan up to a maximum of $12.5 million (the “Equipment Term Loan”) (together, the “Credit Facility”). In general, amounts borrowed under the Credit Facility are secured by a lien on all of our assets other than our intellectual property. In addition, under the credit agreement, we are required to pledge 65% of our equity interests in our Swiss subsidiary. We have also agreed not to encumber any of our intellectual property. The agreement also contains certain restrictive covenants that limit our ability to, amongst other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on our property; (iii) enter into a merger or similar transaction; (iiii) invest in another entity; (iv) declare or pay dividends; and (v) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that we must meet on a quarterly basis during the term of the credit agreement include a minimum liquidity ratio, a minimum quick ratio, a quarterly

EBITDA amount and an annual net income amount. It is uncertain whether we will be able to meet these financial covenants over the term of the credit agreement. If we fail to comply with the terms and conditions of this credit agreement, then the credit facility may be withdrawn and the bank could require us to immediately repay the outstanding obligation.

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

Equipment Term Loan

We may use borrowings under the Equipment Term Loan to finance 80% of eligible capital assets put into service between April 1, 2011 and April 30, 2012. Amounts borrowed under the Equipment Term Loan bear interest at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. Interest under the Equipment Term Loan is payable monthly through April 30, 2012, after which time principal and interest owed shall be repaid in 36 equal monthly installments such that the Equipment Term Loan has been fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time.

As of March 31, 2012, $5.0 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of March 31, 2012). No amounts were outstanding under the Revolving Line of Credit as of March 31, 2012. Further, the Company was in compliance with the terms of the credit agreement as of March 31, 2012, therefore, the full amount of the undrawn Credit Facility was available to us.

Short-term and Long-term Borrowings

Short-term borrowings

Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.3 million as of March 31, 2012) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 2.2%. Borrowings under the short-term loan agreement are unsecured and as of March 31, 2012 and December 31, 2011, the full amount of the loan was drawn.

Maxwell SA has a 2.0 million Swiss Franc-denominated (approximately $2.2 million as of March 31, 2012) credit agreement with a Swiss bank, which renews annually and bears interest at 2.5%. Borrowings under the credit agreement are unsecured and as of March 31, 2012 and December 31, 2011, the full amount available under the credit line was drawn.

Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of March 31, 2012) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of March 31, 2012 and December 31, 2011, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.

Long-term borrowings

The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 4.9% to 7.0%. At March 31, 2012 and December 31, 2011, $126,000 and $164,000, respectively, was outstanding under these financing agreements.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2011.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. We enter into these foreign currency forward contracts on the last business day of each calendar quarter, therefore, as of March 31, 2012, the impact of any theoretical change in foreign currency exchange rates on the hedged monetary assets and liabilities would be equally offset by the theoretical gains and losses on the foreign currency forward contracts. In addition, our Swiss pension plan maintains certain plan investments in the Euro currency and changes in currency rates impact the reported amount of our net pension asset.

Interest Rate Risk

At March 31, 2012, we had approximately $10.7 million in debt, of which $3.5 million is classified as long-term debt. Changes in interest rates will affect the consolidated balance sheet and statement of operations. The impact on earnings or cash flow from a change of 100 basis points (or 1%) in the applicable interest rates would have a $107,000 effect on annual interest expense.

Fair Value Risk

We had a net pension asset of $6.8 million and $6.4 million at March 31, 2012 and December 31, 2011, respectively. As of the last fair value measurement date of December 31, 2011, the net pension asset included plan assets with a fair value of $33.1 million. The plan assets consisted of 86% debt and equity securities, 12% real estate and 2% cash and cash equivalents. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. We manage our risk by having a diversified portfolio.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There was no change in our internal control over financial reporting that occurred during the period ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2, 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

10.1	Severance Agreement between the Registrant and George Kreigler III effective as of April 8, 2012 *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. **

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2012	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date: April 26, 2012	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary