Form 10-Q
period 2012-06-30
MAXWELL TECHNOLOGIES INC
filed 2012-08-02
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Common Stock outstanding as of July 26, 2012 is 29,196,307 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended June 30, 2012

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations and statements of other comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

In addition, operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2012.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$22,310	$29,289
Trade and other accounts receivable, net of allowance for doubtful accounts of $216 and $577 at June 30, 2012 and December 31, 2011, respectively	48,514	36,131
Inventories	30,217	27,232
Prepaid expenses and other current assets	3,299	3,125

Total current assets	104,340	95,777
Property and equipment, net	33,275	28,541
Intangible assets, net	854	1,111
Goodwill	24,621	24,887
Pension asset	6,685	6,359
Other non-current assets	94	261

Total assets	$169,869	$156,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,301	$37,145
Accrued warranty	265	258
Accrued employee compensation	5,721	6,243
Short-term borrowings and current portion of long-term debt	6,870	5,431
Deferred tax liability	499	499

Total current liabilities	45,656	49,576
Deferred tax liability, long-term	952	933
Long-term debt, excluding current portion	3,389	68
Other long-term liabilities	750	3,028

Total liabilities	50,747	53,605

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,136 and 28,174 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,911	2,815
Additional paid-in capital	266,225	252,907
Accumulated deficit	(159,860)	(163,021)
Accumulated other comprehensive income	9,846	10,630

Total stockholders’ equity	119,122	103,331

Total liabilities and stockholders’ equity	$169,869	$156,936

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$40,856	$38,463	$80,086	$73,722
Cost of revenue	23,876	22,987	46,969	44,362

Gross profit	16,980	15,476	33,117	29,360
Operating expenses:
Selling, general and administrative	8,187	11,747	17,422	19,681
Research and development	5,294	5,297	10,890	11,269
Amortization of intangibles	51	51	102	102

Total operating expenses	13,532	17,095	28,414	31,052

Income (loss) from operations	3,448	(1,619)	4,703	(1,692)
Interest expense, net	(56)	(25)	(82)	(61)
Amortization of debt discount and prepaid debt costs	(15)	—	(26)	(55)
Gain on embedded derivatives	—	—	—	1,086

Income (loss) from operations before income taxes	3,377	(1,644)	4,595	(722)
Income tax provision (benefit)	719	(427)	1,433	299

Net income (loss)	$2,658	$(1,217)	$3,162	$(1,021)

Net income (loss) per share:
Basic	$0.09	$(0.04)	$0.11	$(0.04)
Diluted	$0.09	$(0.04)	$0.11	$(0.04)
Weighted average common shares outstanding:
Basic	28,672	27,669	28,397	27,478
Diluted	28,780	27,669	28,680	27,478

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss)	$2,658	$(1,217)	$3,162	$(1,021)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,347)	5,308	(894)	6,060

Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax of $8 and $0 for the three months ended June 30, 2012 and 2011, respectively; net of tax of $16 and $0 for the six months ended June 30, 2012 and 2011, respectively	46	79	92	152
Amortization of prior service cost, net of tax of $2 and $0 for the three months ended June 30, 2012 and 2011, respectively; net of tax of $4 and $0 for the six months ended June 30, 2012 and 2011, respectively	9	11	18	22

Other comprehensive income (loss), net of tax	(3,292)	5,398	(784)	6,234

Comprehensive income (loss)	$(634)	$4,181	$2,378	$5,213

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$3,162	$(1,021)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,394	3,095
Amortization of intangible assets	254	275
Amortization of debt discount and prepaid debt costs	26	55
Gain on embedded derivatives and warrants	—	(1,086)
Pension cost	91	120
Stock-based compensation expense	2,056	1,706
Provision for (recovery of) losses on accounts receivable	(362)	203
Changes in operating assets and liabilities:
Trade and other accounts receivable	(12,160)	(7,628)
Inventories	(3,031)	(7,098)
Prepaid expenses and other assets	(32)	303
Accounts payable and accrued liabilities	(4,672)	3,167
Accrued employee compensation	(504)	688
Deferred tax liability, long term	19	—
Other long-term liabilities	(2,275)	(5,567)

Net cash used in operating activities	(14,034)	(12,788)

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,288)	(7,291)

Net cash used in investing activities	(8,288)	(7,291)

FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(3,363)	(6,650)
Proceeds from long-term and short-term borrowings	8,161	6,472
Proceeds from sale of common stock, net of proceeds	10,283	—
Repurchase of shares	(319)	(121)
Proceeds from issuance of common stock under equity compensation plans	1,393	1,061
Release of restricted cash	—	8,000

Net cash provided by financing activities	16,155	8,762

Effect of exchange rate changes on cash and cash equivalents	(812)	1,279

Decrease in cash and cash equivalents	(6,979)	(10,038)
Cash and cash equivalents, beginning of period	29,289	39,829

Cash and cash equivalents, end of period	$22,310	$29,791

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

Financial Statement Presentation

The accompanying condensed consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary to present fairly the financial position, results of operations, and cash flows of Maxwell Technologies, Inc. for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted in the accompanying interim consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Net Income (Loss) per Share

In accordance with the Earnings Per Share Topic of the FASB ASC, basic net income (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the impact of additional common shares that would have been outstanding if potentially dilutive common shares were issued. Potentially dilutive securities are not considered in the calculation of diluted net loss per share, as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Net income (loss)	$2,658	$(1,217)	$3,162	$(1,021)
Denominator
Weighted-average common shares outstanding	28,672	27,669	28,397	27,478
Effect of potentially dilutive securities:
Options to purchase common stock	85	—	223	—
Restricted stock awards	5	—	23	—
Restricted stock unit awards	—	—	4	—
Employee stock purchase plan	18	—	33	—

Weighted-average common shares outstanding, assuming dilution	28,780	27,669	28,680	27,478

Net income (loss) per share
Basic	$0.09	$(0.04)	$0.11	$(0.04)
Diluted	$0.09	$(0.04)	$0.11	$(0.04)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Outstanding options to purchase common stock	637	1,404	318	1,404
Restricted stock awards	340	259	238	259
Restricted stock unit awards	21	22	—	22
Employee stock purchase plan	—	19	—	19

Change in Additional Paid in Capital

For the six months ended June 30, 2012, additional paid in capital increased $13.3 million. This increase includes $10.2 million related to proceeds from shares of common stock sold pursuant to the Company’s shelf registration statement, net of offering costs, and $3.4 million associated with the Company’s stock-based compensation plans, offset by $318,000 for the repurchase of shares that were withheld by the Company to satisfy employee tax liabilities upon the vesting of restricted stock awards.

Pending Accounting Pronouncements

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

Note 2 – Balance Sheet Details (in thousands)

Inventories

	June 30, 2012	December 31, 2011
Raw material and purchased parts	$12,159	$10,361
Work-in-process	3,014	3,552
Finished goods	15,044	13,319

Total inventories	$30,217	$27,232

Intangible Assets

Intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of June 30, 2012:
Patents	$2,476	$(1,802)	$—	$674
Developed core technology	1,100	(1,393)	299	6
Patent license agreement	741	(572)	5	174

Total intangible assets at June 30, 2012	$4,317	$(3,767)	$304	$854

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2011:
Patents	$2,476	$(1,699)	$—	$777
Developed core technology	1,100	(1,325)	304	79
Patent license agreement	741	(494)	8	255

Total intangible assets at December 31, 2011	$4,317	$(3,518)	$312	$1,111

Goodwill

The change in the carrying amount of goodwill from December 31, 2011 to June 30, 2012 is as follows:

Balance at December 31, 2011	$24,887
Foreign currency translation adjustments	(266)

Balance at June 30, 2012	$24,621

Accrued Warranty

	Six Months Ended June 30,
	2012	2011
Beginning balance	$258	$449
Product warranties issued	170	86
Settlement of warranties	(120)	(155)
Change related to preexisting warranties	(42)	—
Other changes/adjustments	(1)	(76)

Ending balance	$265	$304

Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance as of December 31, 2011	$14,580	$(3,950)	$10,630
Current period change	(894)	110	(784)

Balance as of June 30, 2012	$13,686	$(3,840)	$9,846

Note 3 – Convertible Debentures

On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures (the “Debentures”) due and payable in quarterly installments of $2.8 million which commenced December 2008. However, the holder, at its election, could defer each quarterly payment one time, for a 24 month period. As the holder had elected to defer some quarterly installments, the outstanding principal of the Debentures at December 31, 2010 was $8.3 million. In February 2011, the holder of the Debentures converted the remaining $8.3 million principal balance into 514,086 shares of the Company’s common stock at a conversion price of $16.21 per share. On the conversion date, the common stock had a fair value of $9.3 million, which was based on the closing market price. This conversion resulted in a gain of $1.0 million, which is included in “gain on embedded derivatives” in the consolidated statement of operations for the six months ended June 30, 2011.

Interest paid with cash and principal converted into shares of common stock are as follows (in thousands):

	Six Months Ended June 30, 2011
	Value	Shares
Conversion of principal into shares of common stock	$8,333	514
Interest paid with cash	17	—

Total debenture payments	$8,350	514

Until the conversion of the remaining principal balance in February 2011, the principal balance was convertible by the holder at any time into common shares. In addition, after eighteen months from the issue date, the Company could have required that a specified amount of the principal of the Debentures be converted if certain conditions were satisfied for a period of 20 consecutive trading days. The Company accounted for the conversion options in the Debentures as derivative liabilities in accordance with the Derivatives and Hedging Topic of the FASB ASC. The discount at the issuance date of $9.2 million related to the fair value of the conversion options and embedded warrants issued in connection with the Debentures, and debt issuance costs, were amortized using the effective interest method over the term of the Debentures. For the six months ended June, 2011, $6,000 of the discount and prepaid fees were amortized. Upon conversion of the remaining principal balance of the Debentures into shares of the Company’s common stock in February 2011, the remaining unamortized discount was written off and is included in “amortization of debt discount and prepaid debt costs” in the consolidated statement of operations.

For the six months ended June 30, 2011, the change in fair value on revaluation of the conversion rights was the difference between the fair value on the conversion date in February 2011 and the fair value at the beginning of the period using the value calculated by the Black-Scholes pricing model. The effect of the fair market value adjustment for six months ended June 30, 2011 was a $78,000 gain, which is recorded as “gain on embedded derivatives” in the consolidated statement of operations.

As long as the Debentures were outstanding, the Company was required to maintain a minimum cash balance of $8.0 million. The cash restriction was released in February 2011 when the outstanding principal amount of the convertible debentures was converted to shares of the Company’s common stock.

Note 4 – Credit Facility

In December 2011, the Company obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan up to a maximum of $12.5 million (the “Equipment Term Loan”) (together, the “Credit Facility”). In general, amounts borrowed under the Credit Facility are secured by a lien on all of the Company’s assets other than its intellectual property. The agreement also contains certain restrictive covenants and certain financial covenants that the Company must meet on a quarterly basis during the term of the credit agreement. Borrowings under the Credit Facility bear interest, payable monthly, at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at the Company’s option subject to certain limitations. The Revolving Line of Credit matures on December 5, 2013, and may be prepaid in whole or in part at any time without penalty. On April 30, 2012, the principal amount outstanding under the Equipment Term Loan became payable in 36 equal monthly installments beginning in May 2012 such that the Equipment Term Loan is to be fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. In March 2012, the Company drew down $5.0 million from the Equipment Term Loan to fund capital expenditures. As of June 30, 2012, $4.9 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of June 30, 2012). As of April 30, 2012, the Equipment Term Loan is no longer available for new borrowings. As of June 30, 2012, no amounts were outstanding under the Revolving Line of Credit, therefore, the full amount was available to the Company.

Note 5 – Fair Value Measurements

The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of June 30, 2012, the financial instruments to which this topic applied were foreign currency forward contracts. As of June 30, 2012, the fair value of these foreign currency forward contracts was a liability of $51,000 which is recorded in “accounts payable and accrued liabilities” in the consolidated balance sheet. The fair value of these derivative instruments is measured using quoted market prices in active markets for identical instruments, which is a Level 1 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC.

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

The net gains and losses on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Cost of revenue	$—	$(122)	$—	$(238)
Selling, general and administrative	(1,984)	1,958	(1,232)	2,015

Total gain (loss)	$(1,984)	$1,836	$(1,232)	$1,777

As of June 30, 2012, the total notional amount of foreign currency forward contracts not designated as hedges was $17.3 million. The fair value of these derivatives was a $51,000 liability as of June 30, 2012. For additional information, refer to Note 5 – Fair Value Measurements.

The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$(17)	$138	$(1)	$223
Selling, general and administrative	1,993	(2,088)	1,125	(2,189)

Total gain (loss)	$1,976	$(1,950)	$1,124	$(1,966)

Note 7 – Stock Plans

The Company has two active stock-based compensation plans as of June 30, 2012: the 2004 Employee Stock Purchase Plan and the 2005 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.

Stock Options

Compensation expense recognized from employee stock options for the three months ended June 30, 2012 and 2011 was $167,000 and $336,000, respectively, and $712,000 and $815,000 for the six months ended June 30, 2012 and 2011, respectively. Beginning in 2011, the Company ceased granting stock options and began granting restricted stock awards to employees as part of its annual equity incentive award program. The Company may determine to grant stock options in the future under the Incentive Plan.

Restricted Stock Awards

During the three months ended June 30, 2012 and 2011, the Company granted 1,700 and 2,900 shares, respectively, subject to restricted stock awards with an average grant date fair value per share of $8.90 and $16.46, respectively. During the six months ended June 30, 2012 and 2011, the Company granted 251,066 and 215,916 shares, respectively, subject to restricted stock awards with an average grant date fair value per share of $ 20.81 and $18.94, respectively. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service-based restricted stock	$368	$234	$847	$465
Performance-based restricted stock	97	90	160	150

Total compensation expense recognized for restricted stock awards	$465	$324	$1,007	$615

Restricted Stock Units

Beginning in 2011, non-employee directors receive an annual restricted stock unit award as part of their annual retainer compensation, which vests one year from the date of grant. During the three months ended June 30, 2012 and 2011, no restricted stock units were granted. During the six months ended June 30, 2012 and 2011, non-employee directors were granted a total of 20,342 and 22,036 restricted stock units, respectively, with an average grant date fair value per share of $20.65 and $19.06, respectively.

Total compensation expense recognized for service-based restricted stock unit awards was $104,000 and $105,000 during the three months ended June 30, 2012 and 2011, respectively, and $210,000 and $163,000 for the six months ended June 30, 2012 and 2011, respectively.

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

Compensation expense recognized for the ESPP for the three months ended June 30, 2012 and 2011 was $34,000 and $24,000, respectively, and $128,000 and $113,000 for the six months ended June 30, 2012 and 2011, respectively. The fair value of the ESPP shares was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three and Six Months Ended June 30,
	2012	2011
Expected dividends	$—	$—
Exercise price	$16.24	$18.89
Expected volatility	63%	48%
Average risk-free interest rate	0.06%	0.19%
Expected life/term (in years)	0.5	0.5
Fair value per share	$5.26	$5.51

Stock-based Compensation Expense

Compensation cost for restricted stock, restricted stock units, employee stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$238	$84	$380	$203
Selling, general and administrative	411	597	1,374	1,242
Research and development	121	108	302	261

Total stock-based compensation expense	$770	$789	$2,056	$1,706

Note 8 – Stock Offering

In April 2011, the Company filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. On August 19, 2011, the registration statement was declared effective by the SEC, which will allow the Company to access the capital markets for the three year period following this effective date. In February 2012, the Company entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Citadel Securities LLC (“Citadel”) pursuant to which the Company may sell, at its option, up to an aggregate of $30.0 million in shares of common stock through Citadel, as sales agent. The Company will pay Citadel a commission equal to 2% of the gross proceeds from the sale of shares of the Company’s common stock under the Sales Agreement. During the three months ended March 31, 2012, 572,510 shares of the Company’s common stock were sold under this Sales Agreement for net proceeds to the Company of $10.3 million. No shares were sold under this Sales Agreement during the three months ended June 30, 2012.

Note 9 – Defined Benefit Plan

Maxwell SA, a subsidiary of the Company, has a retirement plan that is classified as a defined benefit pension plan. The employee pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, participating employees are required to contribute to the pension plan. This plan has a measurement date of December 31.

Components of net periodic pension cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$168	$202	$339	$388
Interest cost	163	182	329	351
Expected return on plan assets	(351)	(412)	(709)	(793)
Prior service cost amortization	11	11	22	22
Deferred loss amortization	54	79	110	152

Net periodic pension cost	$45	$62	$91	$120

Employer contributions of $183,000 and $200,000 were paid during the three months ended June 30, 2012 and 2011, respectively. Employer contributions of $370,000 and $385,000 were paid during the six months ended June 30, 2012 and 2011, respectively. Additional employer contributions of approximately $311,000 are expected to be paid during the remainder of fiscal 2012.

Note 10 – Legal Proceedings

Although the Company expects to incur significant legal costs in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal costs and therefore, such costs will be expensed in the period the legal services are performed.

FCPA Matter

As a result of being a publicly traded company in the U.S., the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Beginning in 2009, the Company conducted an internal review into payments made to its former independent sales agent in China with respect to sales of the Company’s high voltage capacitor products produced by the Company’s Swiss subsidiary. In January 2011, the Company reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities law violations. The Company settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, the Company agreed to pay a total of $6.4 million in profit disgorgement and prejudgment interest, in two installments, with $3.2 million paid in each of the first quarters of 2011 and 2012. Under the terms of the settlement with the DOJ, the Company agreed to pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, $2.3 million paid in the first quarter of 2012, and $2.3 million payable in the first quarter of 2013. As part of the settlement, the Company entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If the Company remains in compliance with the terms of the DPA, at the conclusion of the term, the charges against the Company asserted by the DOJ will be dismissed with prejudice. Further, under the terms of the agreements, the Company will periodically report to the SEC and DOJ on the Company’s internal compliance program concerning anti-bribery. As of June 30, 2012, the Company has accrued a liability of $2.3 million for this matter, which is included in “accounts payable and accrued liabilities” on the accompanying consolidated balance sheet.

Customer Bankruptcy Matter

In January 2011, the Company attended a bankruptcy proceeding for a previous customer in order to bid on certain intellectual property and physical assets that were being auctioned. During this proceeding, an offer for sale was presented for any and all potential claims held by the previous customer against the Company. These potential claims related primarily to payments made to the Company prior to the previous customer filing bankruptcy, as well as a potential intellectual property dispute between the Company and the previous customer. At the January 2011 bankruptcy proceeding, the Company bid $250,000 to purchase the right to any and all future claims against the Company stemming from rights held by the previous customer. However, following the auction, the previous customer essentially declined this offer for settlement. Since this time, in the interest of a more expedient resolution to this matter, the Company recently increased its settlement offer to $750,000. However, this settlement offer was rejected by the previous customer. The Company believes that it has strong legal defenses against any and all potential claims related to this matter, and does not believe a settlement amount in excess of $750,000 is likely. The Company’s current estimate of the range of loss on this matter is $750,000 to $1,100,000, with the low end of this range based on the Company’s recent settlement offer, and the high end of the range based on the amount the Company expects that the previous customer would immediately accept without further negotiation. The Company has accrued a total of $750,000 as the estimated loss on this matter, which is included in “accounts payable and accrued liabilities” in the consolidated balance sheet as of June 30, 2012.

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

•	dependence upon the sale of products into China and Europe, where macroeconomic factors outside our control may adversely affect our sales;

•	successful acquisition, development and retention of key personnel;

•	our ability to effectively manage our reliance upon certain suppliers of key component parts and specialty equipment and logistical services;

•	our ability to match production volume to actual customer demand;

•	our ability to manage product quality problems;

•	our ability to protect our intellectual property rights and to defend claims against us;

•	our ability to effectively identify, enter into, manage and benefit from strategic alliances;

•	occurrence of a catastrophic event at any of our facilities;

•	occurrence of a technology systems failure, network disruptions, or breach in data security; and

•	our ability to obtain sufficient capital to meet our operating or other needs.

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Six Months ended June 30, 2012

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Off Balance Sheet Arrangements

Executive Overview

Maxwell is a global leader in developing, manufacturing and marketing advanced energy storage and power delivery products for transportation, industrial, information technology and other applications, and microelectronic products for space and satellite applications. Our strategy is to establish a compelling value proposition for our products by designing and manufacturing them to perform reliably with minimal maintenance over long operational lifetimes. We have three product lines: ultracapacitors with applications in multiple industries, including transportation, automotive, information technology, renewable energy and consumer and industrial electronics; high-voltage capacitors applied mainly in electrical utility infrastructure; and radiation-hardened microelectronic products for space and satellite applications.

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

We also seek to expand market opportunities for our high-voltage capacitor and radiation-hardened microelectronic products. The market for high-voltage capacitors consists mainly of expansion, upgrading and maintenance of existing electrical utility infrastructure and new infrastructure installations in developing countries. Such installations are capital-intensive and frequently are subject to regulation, availability of government funding and general economic conditions. Although the market for microelectronics products for space and satellite applications is relatively small, the specialized nature of these products and the requirement for failure-free reliability allows us to generate profit margins significantly higher than those for commodity electronic components.

In Q2 2012, revenues were $40.9 million, representing an increase of 6% compared with the same period one year ago. This growth is more modest when compared with the 20 to 30% annual growth rate achieved in the two most recent fiscal years, and is attributable to a slower pace of growth for sales of our ultracapacitor products, which declined by 1% compared with Q2 2011. Significant factors affecting the disparity between our previous annual growth rate and this quarter’s decline in ultracapcitor product sales are limited funding for public transit vehicle procurements in Europe, a slowdown in the global wind energy market, and slower growth in sales for certain backup power applications. Revenue growth in Q2 2012 is primarily attributable to increased sales of high voltage products, which grew by 20% compared with Q2 2011. Overall gross profit in Q2 2012 was 42% compared with 40% in Q2 2011. The increase in gross profit is due mainly to a shift in revenue mix toward higher margin products.

As of June 30, 2012, we had cash and cash equivalents of $22.3 million. We also have access to a $15.0 million line of credit available to fund operations. During the quarter ended March 31, 2012, we generated $10.3 million in net proceeds from the sale of stock under our shelf registration statement, and continue to have access to the capital markets to raise additional funds until August 2014 through this shelf registration statement. In the future, we may decide to supplement existing cash and planned cash flow from operations by accessing additional funds from our credit facility, or by issuing additional debt or equity.

Going forward, we will continue to focus on growing our business and strengthening our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus will be to grow our ultracapacitor business through continued market penetration in primary applications, including automotive, transportation, renewable energy and backup power. In order to achieve our growth objectives, we will need to overcome risks and challenges facing our business. A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including those that are highly dependent on government subsidy programs. A large portion of our business has historically been dependent on the Chinese wind energy and hybrid transit bus markets, which are heavily dependent on government regulation and subsidy. Other significant risks and challenges we face include the ability to maintain profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; and hiring, developing and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on growing our revenues and profits, and on developing new products and promoting the value proposition of our products over competing technologies. In addition, we are in the process of augmenting current manufacturing capacity and infrastructure, which we believe will be sufficient to accommodate our planned growth. We believe that the Company is well positioned to continue achieving financial and operational progress.

Highlights of the Six Months Ended June 30, 2012

During the six months ended June 30, 2012, we continued to focus on developing strategic alliances, introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes. Some of these efforts are described below:

•

In January, we announced that Bombardier Transportation, a leading producer of rail vehicles and rail transportation equipment, systems and services, has selected Maxwell ultracapacitors as the energy storage element of the BOMBARDIER EnerGstor® braking energy recuperation system.

•

Also in January, we announced that we have entered into a one-year agreement with Pana-Pacific, a preferred integrator and engineering partner in the commercial vehicle market, to distribute our new ultracapacitor-based Engine Start Module (“ESM”) in the United States, Canada and Mexico.

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

•	In May, we announced that our Swiss subsidiary has launched a new line of CONDIS® capacitors and voltage dividers based on environmentally friendly technology for medium voltage applications.

•

Also in May, we announced the signing of a global distribution agreement with Digi-Key Corporation, a global electronic components distributor recognized by design engineers as having the industry’s largest selection of electronic components available for immediate shipment, who will now distribute our products worldwide.

•

In June, R&D Magazine recognized our ultracapacitor-based Engine Start Module for medium and heavy duty trucks as one of the 100 most technologically significant products introduced into the marketplace over the past year.

Results of Operations

The Second Quarter of 2012 Compared with the Second Quarter of 2011

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended June 30,
	2012	2011
Revenue	100%	100%
Cost of revenue	58%	60%

Gross profit	42%	40%
Operating expenses:
Selling, general and administrative	20%	30%
Research and development	13%	14%

Total operating expenses	33%	44%

Income (loss) from operations	9%	(4)%
Other income (expense), net	—	—

Income (loss) from operations before income taxes	9%	(4)%
Income tax provision (benefit)	2%	(1)%

Net income (loss)	7%	(3)%

Net income reported for the three months ended June 30, 2012 was $2.7 million, or $0.09 per diluted share, compared with a net loss of $1.2 million, or $0.04 per share, in the same quarter one year ago. During the three months ended June 30, 2011, we recorded an expense for the settlement of a legal matter of $2.6 million, which negatively impacted our operating results. During the current period, we continued to achieve improved operating results due to revenue growth, improved gross margin and a reduction in operating expenses.

Revenue and Gross Profit

The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended June 30, 2012 and 2011 (in thousands, except percentages):

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$40,856	100%	$38,463	100%	$2,393	6%
Cost of revenue	23,876	58%	22,987	60%	889	4%

Gross profit	$16,980	42%	$15,476	40%	$1,504	10%

Revenue. In the second quarter of 2012, revenue increased 6% to $40.9 million, compared with $38.5 million in the same quarter one year ago. The increase in revenue was influenced primarily by higher revenues for our high voltage capacitor product line. Revenues for our high voltage product line increased 20% during the three months ended June 30, 2012 compared with the prior year, primarily due to changes in our pricing policy concerning sales denominated in foreign currencies. Revenues for our ultracapacitor product line decreased by 1% during the three months ended June 30, 2012 compared with the prior year, influenced by a decline in sales for wind energy applications, offset by continuing strong demand for energy storage and power delivery systems for hybrid energy and electric transit vehicles and micro hybrid automotive systems.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the quarter ended June 30, 2012 compared with the same period one year ago, revenue was negatively impacted by $1.1 million.

Gross Profit. In the second quarter of 2012, gross profit increased $1.5 million or 10% compared with the second quarter of 2011. As a percentage of revenue, gross profit margin increased to 42% compared with 40% in the same quarter one year ago. Of the increase in gross profit in absolute dollars, $1.6 million related to an increase in the volume of sales, and $540,000 was due to net reductions in product costs. Offsetting these increases was a decrease in gross profit in absolute dollars of $643,000 related to the impact of changes in foreign currency exchange rates, primarily changes between the Swiss Franc and the U.S. Dollar.

Selling, General and Administrative Expense

The following table presents selling, general and administrative expense for the second quarter of 2012 and 2011 (in thousands, except percentages):

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$8,187	20%	$11,747	30%	$(3,560)	(30%)

Selling, general and administrative expenses were 20% of revenue for the second quarter of 2012, down from 30% in the same quarter one year ago, while total expenses decreased by $3.6 million, or 30%. The decrease in absolute dollars was primarily attributable to a $2.6 million expense recorded in Q2 2011 related to the settlement of a legal matter. In addition, legal expenses decreased by approximately $700,000 due to the resolution of certain legal matters.

Research and Development Expense

The following table presents research and development expense for the second quarter of 2012 and 2011 (in thousands, except percentages):

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Research and development	$5,294	13%	$5,297	14%	$(3)	—

Research and development expenses were 13% of revenue for the second quarter of 2012, down from 14% in the same quarter one year ago, while total expenses decreased by $3,000, or 0%. The decrease in absolute dollars was driven primarily by a decrease in headcount.

Provision for Income Taxes

The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

We recorded an income tax provision of $719,000 for the second quarter of 2012 compared with an income tax benefit of $427,000 for the same quarter in 2011. During the second quarter of 2011, we recorded a tax benefit of $565,000 related to an accrual for the anticipated settlement of a legal matter by our Swiss subsidiary. Excluding this impact, we recorded a tax provision of $138,000 related to income generated by our Swiss subsidiary for the second quarter of 2011, compared with a tax provision of $719,000 for the same quarter in 2012. This increase in the tax provision is due to higher projected taxable income for our Swiss subsidiary for the full year 2012 compared with 2011. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through June 30, 2012. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.

The Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Six Months Ended June 30,
	2012	2011
Revenue	100%	100%
Cost of revenue	59%	60%

Gross profit	41%	40%
Operating expenses:
Selling, general and administrative	22%	27%
Research and development	13%	15%

Total operating expenses	35%	42%

Income (loss) from operations	6%	(2)%
Other income (expense), net	—	1%

Income (loss) from operations before income taxes	6%	(1)%
Income tax provision	2%	1%

Net income (loss)	4%	(2)%

Net income reported for the six months ended June 30, 2012 was $3.2 million, or $0.11 per diluted share, compared with a net loss of $1.0 million, or $0.04 per share, in the same quarter one year ago. During the six months ended June 30, 2011, we recorded an accrual for the settlement of a legal matter of $2.6 million, and a gain on embedded derivatives and warrants of $1.1 million. During the six months ended June 30, 2012, we continued to achieve improved operating results due to revenue growth combined with improvements in gross profit and operating margins.

Revenue and Gross Profit

The following table presents revenue, cost of revenue and gross profit for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$80,086	100%	$73,722	100%	$6,364	9%
Cost of revenue	46,969	59%	44,362	60%	2,607	6%

Gross profit	$33,117	41%	$29,360	40%	$3,757	13%

Revenue. During the six months ended June 30, 2012, revenue increased 9% to $80.1 million, compared with $73.7 million in the same period one year ago. The increase in revenue was influenced primarily by higher revenues for our high voltage capacitor product line. Revenues for our high voltage product line increased 22% during the six months ended June 30, 2012 compared with the prior year, primarily due to changes in our pricing policy concerning sales denominated in foreign currencies. Revenues for our ultracapacitor product line increased by 1% during the six months ended June 30, 2012 compared with the prior year, influenced by continuing strong demand for energy storage and power delivery systems for hybrid energy and electric transit vehicles and micro hybrid automotive systems, offset by a decline in sales for wind energy applications.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the six months ended June 30, 2012 compared with the same period one year ago, revenue was negatively impacted by $951,000.

Gross Profit. During the six months ended June 30, 2012, gross profit increased $3.8 million or 13% compared with the same period one year ago. As a percentage of revenue, gross profit margin increased to 41% compared with 40% in the same period one year ago. Of the increase in gross profit in absolute dollars, $3.1 million related to an increase in the volume of sales and $1.2 million was due to net reductions of product costs. Offsetting this increase was a decrease in gross profit in absolute dollars of $526,000 related to the impact of changes in foreign currency exchange rates, primarily changes between the Swiss Franc and the U.S. Dollar.

Selling, General and Administrative Expense

The following table presents a comparison of selling, general and administrative expense for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$17,422	22%	$19,681	27%	$(2,259)	(11%)

Selling, general and administrative expenses were 22% of revenue for the six months ended June 30, 2012, down from 27% in the same period one year ago, and total expenses decreased $2.3 million, or 11%, from the same period one year ago. The decrease in absolute dollars was primarily attributable to a $2.6 million expense recorded in Q2 2011 related to the settlement of a legal matter, as well as a settlement gain of $667,000 recorded in Q1 2012. In addition, labor costs increased by $576,000, primarily due to headcount growth in both our sales and marketing and general and administrative operations to support the continued expansion of our operations, as well as severance costs incurred in connection with the departure of our chief operating officer. Advertising costs increased by $452,000, primarily related to the roll out of a new ultracapacitor product, the ESM.

Research and Development Expense

The following table presents research and development expense for the six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Research and development	$10,890	13%	$11,269	15%	$(379)	(3%)

Research and development expenses were 13% of revenue for the six months ended June 30, 2012, down from 15% in the same period one year ago, while total expenses decreased by $379,000, or 3%. The decrease in absolute dollars was driven primarily by a $235,000 decrease in labor costs related to a decrease in head count and a $156,000 decrease in engineering development expenses primarily due to the completion of the design of a new ultracapacitor product, the ESM, in 2011, as well as the completion of a funded development program with a government contractor.

Gain on Embedded Derivatives

The Company recorded a gain on embedded derivatives of $1.1 million during the six months ended June 30, 2011. The gain recorded on the embedded derivatives represents the change in the fair market value on revaluation of the debenture conversion rights at the conversion date compared to the beginning of the year. In February 2011, the remaining principal balance of the convertible debentures was converted to shares of our common stock. As such, there will be no further impact to the consolidated statement of operations related to the fair value measurement of these derivative instruments.

Provision for Income Taxes

The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

We recorded an income tax provision of $1.4 million for the six months ended June 30, 2012, compared with $299,000 for the same period in 2011. During the six months ended June 30, 2011, we recorded a tax benefit of $565,000 related to an accrual for the anticipated settlement of a legal matter by our Swiss subsidiary. Excluding this impact, we recorded a tax provision of $864,000 related to income generated by our Swiss subsidiary for the six months ended June 30, 2011, compared with a tax provision of $1.4 million for the six months ended June 30, 2012. This increase in the tax provision is due to higher projected taxable income for our Swiss subsidiary for the full year 2012 compared with 2011. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through June 30, 2012. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.

Liquidity and Capital Resources

Changes in Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Total cash provided by (used in):
Operating activities	$(14,034)	$(12,788)
Investing activities	(8,288)	(7,291)
Financing activities	16,155	8,762
Effect of exchange rate changes on cash and cash equivalents	(812)	1,279

Decrease in cash and cash equivalents	$(6,979)	$(10,038)

Net cash used in operating activities was $14.0 million for the six months ended June 30, 2012. This usage of cash related primarily to an increase in accounts receivable of $12.2 million and a decrease in accounts payable and accrued liabilities and other long-term liabilities of $6.9 million. The increase in accounts receivable was due to significant sales in the last month of the quarter. The decrease in accounts payable and accrued liabilities and other long-term liabilities was primarily due to $5.1 million in settlement payments to the SEC and DOJ in the first quarter of 2012 related to the Foreign Corrupt Practices Act matter. Net cash used in operating activities was $12.8 million for the six months ended June 30, 2011, which related primarily to increases in accounts receivable and inventories associated with growth in our business, offset by settlement payments of $6.7 million related to the Foreign Corrupt Practices Act matter.

Net cash used in investing activities was $8.3 million and $7.3 million for the six months ended June 30, 2012 and 2011, respectively, and related to capital expenditures. Capital expenditures in the six months ended June 30, 2012 were primarily focused on investments in increased production capacity, research and development equipment and our corporate research and development facility. In 2011, capital expenditures were primarily focused on investments in a corporate research and development facility, information technology infrastructure and increased production capacity.

Net cash provided by financing activities was $16.2 million and $8.8 million for the six months ended June 30, 2012 and 2011, respectively. Net cash provided by financing activities in the six months ended June 30, 2012 primarily resulted from net proceeds from the sale of common stock of $10.3 million, net borrowings of $4.8 million and proceeds from the issuance of common stock under our stock-based compensation plans of $1.4 million. Net cash provided by financing activities in the six months ended June 30, 2011 primarily resulted from proceeds from the issuance of common stock under our stock-based compensation plans of $1.1 million, as well as the release of $8.0 million in restricted cash upon the settlement of the remaining principal balance of our convertible debentures.

Liquidity

As of June 30, 2012, we had approximately $22.3 million in cash and cash equivalents, and working capital of $58.7 million. In addition, we have a credit facility which currently provides for borrowings under a line of credit of up to $15.0 million to fund our operations. This credit facility also provided for an equipment term loan, however, the availability of the equipment term loan for new borrowing expired in April 2012. We currently owe $4.9 million under this term loan, which is payable in monthly installments including interest and principal through April 2015. We are subject to certain financial covenants and other requirements under the credit agreement, and if we fail to meet these requirements, the credit facility may not be available to us.

In April 2011, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. In February 2012, we entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Citadel Securities LLC (“Citadel”) pursuant to which we may sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent. We will pay Citadel a commission equal to 2% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement. During the quarter ended March 31, 2012, we sold a total of 572,510 shares of our common stock for net proceeds of $10.3 million pursuant to this program. During the three months ended June 30, 2012, we did not sell any shares under this program.

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

As of June 30, 2012, we have an accrual recorded in the amount of $2.3 million for the remaining settlement payment to be made in connection with past FCPA violations, which is payable in the first quarter of 2013. In addition, we have accrued 846,000 Euro ($1.1 million as of June 30, 2012) for the remaining consideration due as a result of settlement of a past customer dispute, which is available to the customer as a discount on purchases of our products through December 31, 2014. Any balance of this original, non-cash settlement value of 1.3 million Euro not used as product discount by December 31, 2014 will be payable in cash at that time.

As of June 30, 2012, the amount of cash and short-term investments held by foreign subsidiaries was $13.3 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay U.S. taxes to repatriate these funds. However, due to the Company’s substantial net operating loss carryforwards, repatriation would have an immaterial impact on the Company’s current tax rate and cash flows.

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

Revolving Line of Credit

We may use borrowings under the Revolving Line of Credit for general working capital and corporate purposes. Amounts borrowed under the Revolving Line of Credit bear interest, payable monthly, at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. We must also pay an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit. The Revolving Line of Credit matures on December 5, 2013, and may be prepaid in whole or in part at any time without penalty.

Equipment Term Loan

The Equipment Term Loan was available to finance 80% of eligible capital assets put into service between April 1, 2011 and April 30, 2012. Amounts borrowed under the Equipment Term Loan bear interest at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. Beginning in May 2012, principal and interest are repayable in 36 equal monthly installments such that the Equipment Term Loan will be fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time.

As of June 30, 2012, $4.9 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of June 30, 2012). No amounts were outstanding under the Revolving Line of Credit as of June 30, 2012. Further, the Company was in compliance with the terms of the credit agreement as of June 30, 2012, therefore, the full amount of the Revolving Line of Credit was available to us.

Short-term and Long-term Borrowings

Short-term borrowings

Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.2 million as of June 30, 2012) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 2.2%. Borrowings under the short-term loan agreement are unsecured and as of June 30, 2012 and December 31, 2011, the full amount of the loan was drawn.

Maxwell SA has a 2.0 million Swiss Franc-denominated (approximately $2.1 million as of June 30, 2012) credit agreement with a Swiss bank, which renews annually and bears interest at 2.5%. Borrowings under the credit agreement are unsecured and as of June 30, 2012 and December 31, 2011, the full amount available under the credit line was drawn.

Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of June 30, 2012) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of June 30, 2012 and December 31, 2011, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.

Long-term borrowings

The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 4.9% to 7.0%. At June 30, 2012 and December 31, 2011, $97,000 and $164,000, respectively, was outstanding under these financing agreements.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. We enter into these foreign currency forward contracts on the last business day of each calendar quarter, therefore, as of June 30, 2012, the impact of any theoretical change in foreign currency exchange rates on the hedged monetary assets and liabilities would be equally offset by the theoretical gains and losses on the foreign currency forward contracts. In addition, our Swiss pension plan maintains certain plan investments in the Euro currency and changes in currency rates impact the reported amount of our net pension asset.

Fair Value Risk

We had a net pension asset of $6.7 million and $6.4 million at June 30, 2012 and December 31, 2011, respectively. As of the last fair value measurement date of December 31, 2011, the net pension asset included plan assets with a fair value of $33.1 million. The plan assets consisted of 86% debt and equity securities, 12% real estate and 2% cash and cash equivalents. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. We manage our risk by having a diversified portfolio.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2, 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. **

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2012	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date: August 2, 2012	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary