Form 10-Q
period 2012-09-30
MAXWELL TECHNOLOGIES INC
filed 2012-10-30
CIK 319815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

The number of shares of the registrant’s Common Stock outstanding as of October 19, 2012 is 29,182,923 shares.

MAXWELL TECHNOLOGIES, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarter ended September 30, 2012

PART I – Financial Information

Item 1.	Financial Statements

The following condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations and statements of other comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

In addition, operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2012.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$20,073	$29,289
Trade and other accounts receivable, net of allowance for doubtful accounts of $341 and $577 at September 30, 2012 and December 31, 2011, respectively	52,988	36,131
Inventories	31,930	27,232
Prepaid expenses and other current assets	2,829	3,125

Total current assets	107,820	95,777
Property and equipment, net	35,806	28,541
Intangible assets, net	758	1,111
Goodwill	24,826	24,887
Pension asset	6,945	6,359
Other non-current assets	79	261

Total assets	$176,234	$156,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,789	$37,145
Accrued warranty	244	258
Accrued employee compensation	5,025	6,243
Short-term borrowings and current portion of long-term debt	6,909	5,431
Deferred tax liability	499	499

Total current liabilities	45,466	49,576
Deferred tax liability, long-term	962	933
Long-term debt, excluding current portion	2,960	68
Other long-term liabilities	699	3,028

Total liabilities	50,087	53,605

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,183 and 28,174 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,915	2,815
Additional paid-in capital	267,069	252,907
Accumulated deficit	(154,456)	(163,021)
Accumulated other comprehensive income	10,619	10,630

Total stockholders’ equity	126,147	103,331

Total liabilities and stockholders’ equity	$176,234	$156,936

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$43,907	$41,096	$123,993	$114,818
Cost of revenue	25,534	24,547	72,503	68,909

Gross profit	18,373	16,549	51,490	45,909
Operating expenses:
Selling, general and administrative	7,293	9,544	24,715	29,225
Research and development	5,084	5,707	15,974	16,976
Amortization of intangibles	51	51	153	153

Total operating expenses	12,428	15,302	40,842	46,354

Income (loss) from operations	5,945	1,247	10,648	(445)
Interest expense, net	(56)	(27)	(138)	(88)
Amortization of debt discount and prepaid debt costs	(16)	—	(42)	(55)
Gain on embedded derivatives	—	—	—	1,086

Income from operations before income taxes	5,873	1,220	10,468	498
Income tax provision	470	922	1,903	1,221

Net income (loss)	$5,403	$298	$8,565	$(723)

Net income (loss) per share:
Basic	$0.19	$0.01	$0.30	$(0.03)
Diluted	$0.19	$0.01	$0.30	$(0.03)
Weighted average common shares outstanding:
Basic	28,736	27,733	28,511	27,564
Diluted	28,748	28,161	28,695	27,564

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$5,403	$298	$8,565	$(723)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	718	(4,399)	(176)	1,661
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax provision of $8 and tax benefit of $117 for the three months ended September 30, 2012 and 2011, respectively; net of tax provision of $24 and tax benefit of $117 for the nine months ended September 30, 2012 and 2011, respectively	45	(34)	138	117
Amortization of prior service cost, net of tax provision of $1 and tax benefit of $18 for the three months ended September 30, 2012 and 2011, respectively; net of tax provision of $5 and tax benefit of $18 for the nine months ended September 30, 2012 and 2011, respectively	10	(6)	27	17

Other comprehensive income (loss), net of tax	773	(4,439)	(11)	1,795

Comprehensive income (loss)	$6,176	$(4,141)	$8,554	$1,072

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$8,565	$(723)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,104	4,335
Amortization of intangible assets	351	422
Amortization of debt discount and prepaid debt costs	42	55
Gain on embedded derivatives	—	(1,086)
Pension cost	135	186
Stock-based compensation expense	2,561	2,440
Provision for (recovery of) losses on accounts receivable	(237)	304
Changes in operating assets and liabilities:
Trade and other accounts receivable	(16,673)	(4,430)
Inventories	(4,700)	(8,621)
Prepaid expenses and other assets	478	722
Accounts payable and accrued liabilities	(3,626)	4,204
Accrued employee compensation	(1,296)	954
Deferred tax liability, long term	29	—
Other long-term liabilities	(2,326)	(5,583)

Net cash used in operating activities	(11,593)	(6,821)

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,121)	(10,994)

Net cash used in investing activities	(13,121)	(10,994)

FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(6,890)	(10,254)
Proceeds from long-term and short-term borrowings	11,230	10,047
Proceeds from sale of common stock, net of offering costs	10,283	—
Repurchase of shares	(319)	(154)
Proceeds from issuance of common stock under equity compensation plans	1,737	2,561
Release of restricted cash	—	8,000

Net cash provided by financing activities	16,041	10,200

Effect of exchange rate changes on cash and cash equivalents	(543)	(1,226)

Decrease in cash and cash equivalents	(9,216)	(8,841)
Cash and cash equivalents, beginning of period	29,289	39,829

Cash and cash equivalents, end of period	$20,073	$30,988

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

Note 1 – Description of Business and Basis of Presentation

Description of Business

Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, and has two manufacturing locations, in San Diego, California and Rossens, Switzerland. The Company is also in the process of opening a manufacturing facility in Peoria, Arizona. In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Net income (loss)	$5,403	$298	$8,565	$(723)
Denominator
Weighted-average common shares outstanding	28,736	27,733	28,511	27,564
Effect of potentially dilutive securities:
Options to purchase common stock	8	410	153	—
Restricted stock awards	3	8	11	—
Restricted stock unit awards	—	10	3	—
Employee stock purchase plan	1	—	17	—

Weighted-average common shares outstanding, assuming dilution	28,748	28,161	28,695	27,564

Net income (loss) per share
Basic	$0.19	$0.01	$0.30	$(0.03)
Diluted	$0.19	$0.01	$0.30	$(0.03)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Outstanding options to purchase common stock	920	344	549	1,248
Restricted stock awards	337	141	338	183
Restricted stock unit awards	20	22	17	22
Employee stock purchase plan awards	—	—	—	12

Change in Additional Paid in Capital

For the nine months ended September 30, 2012, additional paid in capital increased $14.2 million. This increase includes $10.2 million related to proceeds from shares of common stock sold pursuant to the Company’s shelf registration statement, net of offering costs, and $4.3 million associated with the Company’s stock-based compensation plans, offset by $318,000 for the repurchase of shares that were withheld by the Company to satisfy employee tax liabilities upon the vesting of restricted stock awards.

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The new guidance is intended to reduce the complexity and costs of the annual impairment test for indefinite-lived intangible assets by allowing companies to make a qualitative evaluation about the likelihood of impairment to determine whether it should perform a quantitative impairment test. This new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company anticipates early adoption of this standard in the fourth quarter of 2012. The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

Note 2 – Balance Sheet Details (in thousands)

Inventories

	September 30, 2012	December 31, 2011
Raw material and purchased parts	$13,910	$10,361
Work-in-process	2,508	3,552
Finished goods	15,512	13,319

Total inventories	$31,930	$27,232

Intangible Assets

Intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of September 30, 2012:
Patents	$2,476	$(1,852)	$—	$624
Developed core technology	1,100	(1,100)	—	—
Patent license agreement	741	(571)	(36)	134

Total intangible assets at September 30, 2012	$4,317	$(3,523)	$(36)	$758

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2011:
Patents	$2,476	$(1,699)	$—	$777
Developed core technology	1,100	(1,050)	29	79
Patent license agreement	741	(468)	(18)	255

Total intangible assets at December 31, 2011	$4,317	$(3,217)	$11	$1,111

Goodwill

The change in the carrying amount of goodwill from December 31, 2011 to September 30, 2012 is as follows:

Balance at December 31, 2011	$24,887
Foreign currency translation adjustments	(61)

Balance at September 30, 2012	$24,826

Accrued Warranty

	Nine Months Ended September 30,
	2012	2011
Beginning balance	$258	$449
Product warranties issued	278	242
Settlement of warranties	(154)	(160)
Change related to preexisting warranties	(138)	(283)
Foreign currency translation adjustments	—	13

Ending balance	$244	$261

Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance as of December 31, 2011	$14,580	$(3,950)	$10,630
Current period change	(176)	165	(11)

Balance as of September 30, 2012	$14,404	$(3,785)	$10,619

Note 3 – Convertible Debentures

On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures (the “Debentures”) due and payable in quarterly installments of $2.8 million which commenced December 2008. However, the holder, at its election, could defer each quarterly payment one time, for a 24 month period. As the holder had elected to defer some quarterly installments, the outstanding principal of the Debentures at December 31, 2010 was $8.3 million. In February 2011, the holder of the Debentures converted the remaining $8.3 million principal balance into 514,086 shares of the Company’s common stock at a conversion price of $16.21 per share. On the conversion date, the common stock had a fair value of $9.3 million, which was based on the closing market price. This conversion resulted in a gain of $1.0 million, which is included in “gain on embedded derivatives” in the consolidated statement of operations for the nine months ended September 30, 2011.

Interest paid with cash and principal converted into shares of common stock are as follows (in thousands):

	Nine Months Ended September 30, 2011
	Value	Shares
Conversion of principal into shares of common stock	$8,333	514
Interest paid with cash	17	—

Total debenture payments	$8,350	514

Until the conversion of the remaining principal balance in February 2011, the principal balance was convertible by the holder at any time into common shares. In addition, after eighteen months from the issue date, the Company could have required that a specified amount of the principal of the Debentures be converted if certain conditions were satisfied for a period of 20 consecutive trading days. The Company accounted for the conversion options in the Debentures as derivative liabilities in accordance with the Derivatives and Hedging Topic of the FASB ASC. The discount at the issuance date of $9.2 million related to the fair value of the conversion options and embedded warrants issued in connection with the Debentures, and debt issuance costs, were amortized using the effective interest method over the term of the Debentures. For the nine months ended September 30, 2011, $6,000 of the discount and prepaid fees were amortized. Upon conversion of the remaining principal balance of the Debentures into shares of the Company’s common stock in February 2011, the remaining unamortized discount was written off and is included in “amortization of debt discount and prepaid debt costs” in the consolidated statement of operations.

For the nine months ended September 30, 2011, the change in fair value on revaluation of the conversion rights was the difference between the fair value on the conversion date in February 2011 and the fair value at the beginning of the period using the value calculated by the Black-Scholes pricing model. The effect of the fair market value adjustment for nine months ended September 30, 2011 was a $78,000 gain, which is recorded as “gain on embedded derivatives” in the consolidated statement of operations.

As long as the Debentures were outstanding, the Company was required to maintain a minimum cash balance of $8.0 million. The cash restriction was released in February 2011 when the outstanding principal amount of the convertible debentures was converted to shares of the Company’s common stock.

Note 4 – Credit Facility

In December 2011, the Company obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Credit Facility”). In general, amounts borrowed under the Credit Facility are secured by a lien on all of the Company’s assets other than its intellectual property. The agreement also contains certain restrictive covenants and certain financial covenants that the Company must meet on a quarterly basis during the term of the credit agreement. Borrowings under the Credit Facility bear interest, payable monthly, at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at the Company’s option subject to certain limitations. The Revolving Line of Credit matures on December 5, 2013, and may be prepaid in whole or in part at any time without penalty. In March 2012, the Company drew down $5.0 million from the Equipment Term Loan to fund capital expenditures. On April 30, 2012, the principal amount outstanding under the Equipment Term Loan became payable in 36 equal monthly installments beginning in May 2012 such that the Equipment Term Loan is to be fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of April 30, 2012, the Equipment Term Loan is no longer available for new borrowings. As of September 30, 2012, $4.5 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of September 30, 2012). As of September 30, 2012, no amounts were outstanding under the Revolving Line of Credit, therefore, the full amount was available to the Company.

Note 5 – Fair Value Measurements

The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of September 30, 2012, the financial instruments to which this topic applied were foreign currency forward contracts. As of September 30, 2012, the fair value of these foreign currency forward contracts was an asset of $348,000 which is recorded in “trade and other accounts receivable, net” in the consolidated balance sheet. The fair value of these derivative instruments is measured using quoted market prices in active markets for identical instruments, which is a Level 1 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC.

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

The net gains and losses on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$1	$(45)	$1	$(282)
Selling, general and administrative	174	(1,273)	(308)	742

Total gain (loss)	$175	$(1,318)	$(307)	$460

The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$(1)	$(74)	$13	$149
Selling, general and administrative	(357)	1,271	(100)	(918)

Total gain (loss)	$(358)	$1,197	$(87)	$(769)

As of September 30, 2012, the total notional amount of foreign currency forward contracts not designated as hedges was $23.0 million. The fair value of these derivatives was a $348,000 asset as of September 30, 2012. For additional information, refer to Note 5 – Fair Value Measurements.

Note 7 – Stock Plans

The Company has two active stock-based compensation plans as of September 30, 2012: the 2004 Employee Stock Purchase Plan and the 2005 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.

Stock Options

Compensation expense recognized from employee stock options for the three months ended September 30, 2012 and 2011 was $156,000 and $322,000, respectively, and $867,000 and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively. Beginning in 2011, the Company ceased granting stock options and began granting restricted stock awards to employees as part of its annual equity incentive award program. The Company may determine to grant stock options in the future under the Incentive Plan.

Restricted Stock Awards

During the three months ended September 30, 2011, the Company granted 1,200 shares subject to restricted stock awards with an average grant date fair value per share of $15.60. The Company did not grant any restricted stock awards during the three months ended September 30, 2012. During the nine months ended September 30, 2012 and 2011, the Company granted 251,066 and 217,116 shares, respectively, subject to restricted stock awards with an average grant date fair value per share of $ 20.81 and $18.92, respectively. During the three and nine months ended September 30, 2012, the Company recorded a net credit to the statement of operations for performance-based restricted stock awards due to the reversal of prior expense because the performance targets for certain awards are not expected to be achieved. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service-based restricted stock	$369	$170	$1,216	$635
Performance-based restricted stock	(198)	91	(37)	241

Total compensation expense recognized for restricted stock awards	$171	$261	$1,179	$876

Restricted Stock Units

Beginning in 2011, non-employee directors receive an annual restricted stock unit award as part of their annual retainer compensation, which vests one year from the date of grant. During the three months ended September 30, 2012 and 2011, no restricted stock units were granted. During the nine months ended September 30, 2012 and 2011, non-employee directors were granted a total of 20,342 and 22,036 restricted stock units, respectively, with an average grant date fair value per share of $20.65 and $19.06, respectively.

Total compensation expense recognized for service-based restricted stock unit awards was $106,000 during each of the three months ended September 30, 2012 and 2011, respectively, and $316,000 and $268,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

Compensation expense recognized for the ESPP for the three months ended September 30, 2012 and 2011 was $72,000 and $46,000, respectively, and $199,000 and $159,000 for the nine months ended September 30, 2012 and 2011, respectively. The fair value of the ESPP shares was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected dividends	$—	$—	$—	$—
Exercise price	$5.58	$16.19	$8.93	$18.01
Expected volatility	83%	33%	75%	43%
Average risk-free interest rate	0.16%	0.10%	0.12%	0.16%
Expected life/term (in years)	0.5	0.5	0.5	0.5
Fair value per share	$2.78	$3.94	$3.79	$5.00

Stock-based Compensation Expense

Compensation cost for restricted stock, restricted stock units, employee stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$163	$89	$543	$292
Selling, general and administrative	213	531	1,586	1,773
Research and development	129	115	432	375

Total stock-based compensation expense	$505	$735	$2,561	$2,440

Note 8 – Stock Offering

In April 2011, the Company filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. On August 19, 2011, the registration statement was declared effective by the SEC, which will allow the Company to access the capital markets for the three year period following this effective date. In February 2012, the Company entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Citadel Securities LLC (“Citadel”) pursuant to which the Company may sell, at its option, up to an aggregate of $30.0 million in shares of common stock through Citadel, as sales agent. The Company will pay Citadel a commission equal to 2% of the gross proceeds from the sale of shares of the Company’s common stock under the Sales Agreement. During the three months ended March 31, 2012, 572,510 shares of the Company’s common stock were sold under this Sales Agreement for net proceeds to the Company of $10.3 million. No shares were sold subsequent to the quarter ended March 31, 2012.

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

Components of net periodic pension cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$164	$213	$502	$601
Interest cost	159	193	487	543
Expected return on plan assets	(342)	(435)	(1,048)	(1,227)
Prior service cost amortization	11	12	32	35
Deferred loss amortization	53	83	162	234

Net periodic pension cost	$45	$66	$135	$186

Employer contributions of $173,000 and $207,000 were paid during the three months ended September 30, 2012 and 2011, respectively. Employer contributions of $544,000 and $592,000 were paid during the nine months ended September 30, 2012 and 2011, respectively. Additional employer contributions of approximately $137,000 are expected to be paid during the remainder of fiscal 2012.

Note 10 – Legal Proceedings

Although the Company expects to incur significant legal costs in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal costs and therefore, such costs will be expensed in the period the legal services are performed.

FCPA Matter

As a result of being a publicly traded company in the U.S., the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Beginning in 2009, the Company conducted an internal review into payments made to its former independent sales agent in China with respect to sales of the Company’s high voltage capacitor products produced by the Company’s Swiss subsidiary. In January 2011, the Company reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities law violations. The Company settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, the Company agreed to pay a total of $6.4 million in profit disgorgement and prejudgment interest, in two installments, with $3.2 million paid in each of the first quarters of 2011 and 2012. Under the terms of the settlement with the DOJ, the Company agreed to pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, $2.3 million paid in the first quarter of 2012, and $2.3 million payable in the first quarter of 2013. As part of the settlement, the Company entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If the Company remains in compliance with the terms of the DPA, at the conclusion of the term, the charges against the Company asserted by the DOJ will be dismissed with prejudice. Further, under the terms of the agreements, the Company will periodically report to the SEC and DOJ on the Company’s internal compliance program concerning anti-bribery. As of September 30, 2012, the Company has accrued a liability of $2.3 million for this matter, which is included in “accounts payable and accrued liabilities” on the accompanying consolidated balance sheet.

Customer Bankruptcy Matter

In January 2011, the Company attended a bankruptcy proceeding for a previous customer in order to bid on certain intellectual property and physical assets that were being auctioned. During this proceeding, an offer for sale was presented for any and all potential claims held by the previous customer against the Company. These potential claims related primarily to payments made to the Company prior to the previous customer filing bankruptcy, as well as a potential intellectual property dispute between the Company and the previous customer. At the January 2011 bankruptcy proceeding, the Company bid $250,000 to purchase the right to any and all future claims against the Company stemming from rights held by the previous customer. However, following the auction, the previous customer essentially declined this offer for settlement. Since this time, in the interest of a more expedient resolution to this matter, the Company recently increased its settlement offer to $750,000. However, this settlement offer was rejected by the previous customer. The Company believes that it has strong legal defenses against any and all potential claims related to this matter, and does not believe a settlement amount in excess of $750,000 is likely. The Company’s current estimate of the range of loss on this matter is $750,000 to $1,100,000, with the low end of this range based on the Company’s recent settlement offer, and the high end of the range based on the amount the Company expects that the previous customer would immediately accept without further negotiation. The Company has accrued a total of $750,000 as the estimated loss on this matter, which is included in “accounts payable and accrued liabilities” in the consolidated balance sheet as of September 30, 2012.

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

•

risks related to our international operations including, but not limited to, our ability to adequately comply with the changing rules and regulations in countries where our business is conducted, our ability to oversee and control our foreign subsidiaries and their operations, our ability to effectively manage foreign currency exchange rate fluctuations arising from our international operations, and our ability to continue to comply with the U.S. Foreign Corrupt Practices Act as well as the anti-bribery laws of foreign jurisdictions and the terms and conditions of our settlement agreements with the Securities and Exchange Commission and the Department of Justice;

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Nine Months Ended September 30, 2012

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Off Balance Sheet Arrangements

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

Our primary objective is to grow revenue and profit margins by creating and satisfying demand for our ultracapacitor-based energy storage and power delivery solutions. We are focusing on establishing and expanding market opportunities for ultracapacitors and being the preferred supplier for ultracapacitor products worldwide. We believe that the transportation industry represents the largest market opportunity for ultracapacitors, primarily for applications related to engine starting, electrical system augmentation, and braking energy recuperation and hybrid electric drive systems for transit buses, trucks and autos, and electric rail vehicles. Backup power applications, including instantly available power for uninterruptible power supply, may also represent a significant market opportunity.

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

In the third quarter of 2012, revenues were $43.9 million, representing an increase of 7% compared with the same period one year ago. Revenue growth in the current fiscal year has been slower when compared with the 20 to 30% annual growth rate achieved in the two most recent fiscal years, and is primarily attributable to slower revenue growth for our ultracapacitor products, for which revenue increased by 15% to $28.8 million in the third quarter of 2012 compared with the third quarter of 2011. This decline in the overall growth rate for our ultracapacitor products is primarily attributable to slowing in the two primary markets in which we currently sell our products, the hybrid transit vehicle and wind energy markets. Slower growth in sales in the hybrid transit vehicle market is primarily due to changes and delays in government programs and funding for public transit vehicle procurements, mainly in Europe. In addition, we are beginning to see a near-term reduction in customer forecasts for hybrid transit vehicle applications in China, which is our primary market. For wind energy, there has been a global slowdown in new wind system deployments in the last several quarters. These conditions, in conjunction with weaker general economic conditions in Europe and elsewhere, have caused our growth rates in these primary markets to decline in recent quarters. We believe this stagnation could continue in the near term, and given this uncertainty, at this time we are unable to predict near-term revenue growth rates with any reasonable level of confidence.

Revenues for our high voltage products were relatively stable in the third quarter of 2012 as compared with the same period in the prior year at $11.6 million, while revenues for our microelectronics products, which tend to be volatile, were $3.5 million for the third quarter of 2012 compared with $4.6 million for the same period in 2011. Overall gross profit margin during the quarter increased to 42% compared with 40% in the third quarter of 2011, primarily due to cost efficiencies associated with greater volume as well as cost reduction efforts. Operating expenses in the third quarter of 2012 were 28% of revenue, compared with 37% of revenue in the same period one year ago.

As of September 30, 2012, we had cash and cash equivalents of $20.1 million. We also have access to a $15.0 million line of credit available to fund operations. During the quarter ended March 31, 2012, we generated $10.3 million in net proceeds from the sale of stock under our shelf registration statement, and continue to have access to the capital markets to raise additional funds until August 2014 through this shelf registration statement. In the future, we may decide to supplement existing cash and planned cash flow from operations by accessing additional funds from our credit facility, or by issuing additional debt or equity.

Going forward, we will continue to focus on trying to grow our business and strengthen our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus will be to try to grow our ultracapacitor business through continued market penetration in primary applications, including automotive, transportation, renewable energy and backup power. In order to achieve our growth objectives, we will need to overcome risks and challenges facing our business. A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including some that are driven by government regulation or are highly dependent on government subsidy programs. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit bus and wind energy markets, which are heavily dependent on government regulation and subsidy. As mentioned above, these markets are experiencing slower rates of growth in recent quarters as compared with the past couple of years related to changes or delays in government policies and subsidy programs that have historically advanced these markets. Although we believe the long-term prospects for these markets remain positive, we plan to develop growth opportunities for our products in other vertical markets, including applications for back-up power and heavy vehicle cold starting, in order to further diversify our market presence and build our long-term growth prospects.

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

Highlights of the Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, we continued to focus on introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes. Some of these efforts are described below:

•

In January, we announced that Bombardier Transportation, a leading producer of rail vehicles and rail transportation equipment, systems and services, has selected Maxwell ultracapacitors as the energy storage element of the BOMBARDIER EnerGstor® braking energy recuperation system.

•

Also in January, we announced that we have entered into a one-year agreement with Pana-Pacific, a preferred integrator and engineering partner in the commercial vehicle market, to distribute our new ultracapacitor-based Engine Start Module in the United States, Canada and Mexico, although sales of this product to date have not been significant.

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

•

In June, R&D Magazine recognized our ultracapacitor-based Engine Start Module for medium and heavy duty trucks as one of the 100 most technologically significant products introduced into the marketplace over the past year, although sales of this product to date have not been significant.

Results of Operations

The Third Quarter of 2012 Compared with the Third Quarter of 2011

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended September 30,
	2012	2011
Revenue	100%	100%
Cost of revenue	58%	60%

Gross profit	42%	40%

	Quarter Ended September 30,
	2012	2011
Operating expenses:
Selling, general and administrative	16%	23%
Research and development	12%	14%

Total operating expenses	28%	37%

Income from operations	14%	3%
Interest expense, net	1%	—

Income from operations before income taxes	13%	3%
Income tax provision	1%	2%

Net income	12%	1%

Net income reported for the three months ended September 30, 2012 was $5.4 million, or $0.19 per diluted share, compared with $298,000, or $0.01 per diluted share, in the same quarter one year ago. While revenue growth for the three months ended September 30, 2012 compared with the same period of the prior year was more moderate than in recent annual periods at 7%, we were able to achieve an improved gross profit rate of 42%, compared with 40% in the same quarter of the prior year, and also reduced operating expenses, which were 28% of revenue in the current quarter, down from 37% in the same quarter of the prior year.

Revenue and Gross Profit

The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended September 30, 2012 and 2011 (in thousands, except percentages):

	Quarter Ended September 30, 2012		Quarter Ended September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$43,907	100%	$41,096	100%	$2,811	7%
Cost of revenue	25,534	58%	24,547	60%	987	4%

Gross profit	$18,373	42%	$16,549	40%	$1,824	11%

Revenue. In the third quarter of 2012, revenue increased 7% to $43.9 million, compared with $41.1 million in the same quarter one year ago. The increase in revenue was influenced primarily by higher revenues for our ultracapacitor product line which increased by 15% compared with the same period in the prior year, influenced primarily by sales growth in the hybrid transit bus and wind energy markets, offset by lower sales for certain backup power applications. Despite this growth, for reasons discussed earlier, growth rates for sales of our ultracapacitor products in both the hybrid transit bus and wind energy markets have recently declined significantly.

Revenues for our high voltage products were relatively stable for the third quarter of 2012 as compared with the same period in the prior year at $11.6 million, while revenues for our microelectronics products, which tend to be volatile, decreased by $1.1 million for the third quarter of 2012 with total revenues of $3.5 million.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the quarter ended September 30, 2012 compared with the same period one year ago, revenue was negatively impacted by $1.6 million.

Gross Profit. In the third quarter of 2012, gross profit increased $1.8 million or 11% compared with the third quarter of 2011. As a percentage of revenue, gross profit margin increased to 42% compared with 40% in the same quarter one year ago. Of the increase in gross profit in absolute dollars, $1.9 million related to an increase in the volume of sales, and $693,000 was due to net reductions in product costs for both our ultracapacitor and high voltage product lines. Offsetting these increases was a decrease in gross profit in absolute dollars of $816,000 related to the impact of changes in foreign currency exchange rates, primarily changes between the Swiss Franc and the U.S. Dollar.

Selling, General and Administrative Expense

The following table presents selling, general and administrative expense for the third quarter of 2012 and 2011 (in thousands, except percentages):

	Quarter Ended September 30, 2012		Quarter Ended September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$7,293	16%	$9,544	23%	$(2,251)	(24%)

Selling, general and administrative expenses were 16% of revenue for the third quarter of 2012, down from 23% in the same quarter one year ago, while total expenses decreased by $2.3 million, or 24%. The decrease in absolute dollars was primarily driven by a $1.1 million decrease in bonus expense, which was primarily due to the reversal of previously accrued bonus compensation related to the 2012 bonus program as the related financial targets will not likely be achieved, as well as no bonus expense having been recorded for the third quarter of 2012. In addition, stock-based compensation expense decreased by $318,000 due to the reversal of expense related to performance-based restricted stock award as the performance targets are not expected to be achieved. Further, legal expenses decreased by $1.1 million in the third quarter of 2012 in comparison with the third quarter of 2011 due to the resolution of certain legal matters. Offsetting these decreases, advertising and promotion expenses increased by $330,000 primarily associated with the rollout of a new product, the Engine Start Module, as well as increased participation in trade shows and other advertising programs.

Research and Development Expense

The following table presents research and development expense for the third quarter of 2012 and 2011 (in thousands, except percentages):

	Quarter Ended September 30, 2012		Quarter Ended September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Research and development	$5,084	12%	$5,707	14%	$(623)	(11%)

Research and development expenses were 12% of revenue for the third quarter of 2012, down from 14% in the same quarter one year ago, while total expenses decreased by $623,000, or 11%. The decrease in absolute dollars was primarily driven by a $369,000 decrease in bonus expense, which was primarily due to the reversal of previously accrued bonus compensation related to the 2012 bonus program as the related financial targets will not likely be achieved, as well as no bonus expense having been recorded for the third quarter of 2012. In addition, salary and contract labor costs decreased by $278,000 primarily related to higher contract labor costs incurred in 2011 for the design of the Engine Start Module.

Provision for Income Taxes

The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

We recorded an income tax provision of $470,000 for the third quarter of 2012 compared with $922,000 for the same quarter in 2011. This provision is primarily related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through September 30, 2012. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.

The Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
Revenue	100%	100%
Cost of revenue	58%	60%

Gross profit	42%	40%
Operating expenses:
Selling, general and administrative	20%	25%
Research and development	13%	15%

Total operating expenses	33%	40%

Income (loss) from operations	9%	—
Interest expense, net	—	—

Income (loss) from operations before income taxes	9%	—
Income tax provision	2%	1%

Net income (loss)	7%	(1)%

Net income reported for the nine months ended September 30, 2012 was $8.6 million, or $0.30 per diluted share, compared with a net loss of $723,000, or $0.03 per share, in the same quarter one year ago. During the nine months ended September 30, 2011, we recorded an accrual for the settlement of a legal matter of $2.4 million, and a gain on embedded derivatives and warrants of $1.1 million. During the nine months ended September 30, 2012, we continued to achieve improved operating results due to revenue growth combined with improvements in gross profit and operating margins.

Revenue and Gross Profit

The following table presents revenue, cost of revenue and gross profit for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$123,993	100%	$114,818	100%	$9,175	8%
Cost of revenue	72,503	58%	68,909	60%	3,594	5%

Gross profit	$51,490	42%	$45,909	40%	$5,581	12%

Revenue. During the nine months ended September 30, 2012, revenue increased 8% to $124.0 million, compared with $114.8 million in the same period one year ago. The increase in revenue was influenced primarily by higher revenues for our ultracapacitor and high voltage capacitor product lines. Revenues for our ultracapacitor product line increased by 6% during the nine months ended September 30, 2012 compared with the prior year, influenced primarily by sales growth in the hybrid transit bus market, offset by lower sales for wind energy and certain backup power applications. Despite this growth, for reasons discussed earlier, growth rates for sales of our ultracapacitor products in both the hybrid transit bus and wind energy markets have recently declined significantly.

Revenues for our high voltage product line increased 14% during the nine months ended September 30, 2012 compared with the prior year, primarily due to changes in our pricing policy for sales denominated in foreign currencies. Revenues for our microelectronics products increased slightly by 4% during the nine months ended September 30, 2012 compared with the prior year.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the nine months ended September 30, 2012 compared with the same period one year ago, revenue was negatively impacted by $2.6 million.

Gross Profit. During the nine months ended September 30, 2012, gross profit increased $5.6 million or 12% compared with the same period one year ago. As a percentage of revenue, gross profit margin increased to 42% compared with 40% in the same period one year ago. Of the increase in gross profit in absolute dollars, $5.0 million related to an increase in the volume of sales and $2.0 million was due to net reductions of product costs for both our ultracapacitor and high voltage product lines. Offsetting this increase was a decrease in gross profit in absolute dollars of $1.3 million related to the impact of changes in foreign currency exchange rates, primarily changes between the Swiss Franc and the U.S. Dollar.

Selling, General and Administrative Expense

The following table presents a comparison of selling, general and administrative expense for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$24,715	20%	$29,225	25%	$(4,510)	(15%)

Selling, general and administrative expenses were 20% of revenue for the nine months ended September 30, 2012, down from 25% in the same period one year ago, and total expenses decreased $4.5 million, or 15%, from the same period one year ago. The decrease in absolute dollars was primarily attributable to a $2.6 million expense recorded in Q2 2011 related to the settlement of a legal matter, as well as a settlement gain of $667,000 recorded in Q1 2012. In addition, legal expenses decreased by $1.4 million due to the resolution of certain legal matters. Further, there was a decrease of $1.2 million in bonus expense, which was primarily due to the reversal of previously accrued bonus compensation related to the 2012 bonus program as the related financial targets will not likely be achieved, as well as no bonus expense having been recorded for the third quarter of 2012. Offsetting these decreases, advertising costs increased by $782,000, primarily related to the roll out of a new ultracapacitor product, the Engine Start Module, as well as increased participation in trade shows and other advertising media.

Research and Development Expense

The following table presents research and development expense for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Research and development	$15,974	13%	$16,976	15%	$(1,002)	(6%)

Research and development expenses were 13% of revenue for the nine months ended September 30, 2012, down from 15% in the same period one year ago, while total expenses decreased by $1.0 million, or 6%. The decrease in absolute dollars was primarily driven by a $413,000 decrease in bonus expense, which was primarily due to the reversal of previously accrued bonus compensation related to the 2012 bonus program as the related financial targets will not likely be achieved, as well as no bonus expense having been recorded for the third quarter of 2012. In addition, salary and contract labor costs decreased by $509,000 primarily related to higher contract labor costs incurred in 2011 for the design of the Engine Start Module.

Gain on Embedded Derivatives

The Company recorded a gain on embedded derivatives of $1.1 million during the nine months ended September 30, 2011. The gain recorded on the embedded derivatives represents the change in the fair market value on revaluation of the debenture conversion rights at the conversion date compared with the beginning of the year. In February 2011, the remaining principal balance of the convertible debentures was converted to shares of our common stock. As such, there has been no further impact to the consolidated statement of operations related to the fair value measurement of these derivative instruments.

Provision for Income Taxes

The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.

We recorded an income tax provision of $1.9 million for the nine months ended September 30, 2012, compared with $1.2 million for the same period in 2011. During the nine months ended September 30, 2011, we recorded a tax benefit of $565,000 related to an accrual for the anticipated settlement of a legal matter by our Swiss subsidiary. Excluding this impact, we recorded a tax provision of $1.8 million related to income generated by our Swiss subsidiary for the nine months ended September 30, 2011, compared with a tax provision of $1.9 million for the nine months ended September 30, 2012. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through September 30, 2012. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.

Liquidity and Capital Resources

Changes in Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Total cash provided by (used in):
Operating activities	$(11,593)	$(6,821)
Investing activities	(13,121)	(10,994)
Financing activities	16,041	10,200
Effect of exchange rate changes on cash and cash equivalents	(543)	(1,226)

Decrease in cash and cash equivalents	$(9,216)	$(8,841)

Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2012. This usage of cash related primarily to an increase in accounts receivable of $16.7 million and a decrease in accounts payable and accrued liabilities and other long-term liabilities of $6.0 million. The increase in accounts receivable was due to significant sales in the last month of the quarter, as well as slow payment from several customers. The decrease in accounts payable and accrued liabilities and other long-term liabilities was primarily due to $5.1 million in settlement payments to the SEC and DOJ in the first quarter of 2012 related to the Foreign Corrupt Practices Act matter. Net cash used in operating activities was $6.8 million for the nine months ended September 30, 2011, which related primarily to increases in accounts receivable and inventories associated with growth in our business, and settlement payments of $6.7 million related to the Foreign Corrupt Practices Act matter, offset by an increase in accounts payable and accrued liabilities primarily associated with the increase in inventories.

Net cash used in investing activities was $13.1 million and $11.0 million for the nine months ended September 30, 2012 and 2011, respectively, and related to capital expenditures. Capital expenditures in the nine months ended September 30, 2012 were primarily focused on investments in increased production capacity, including equipment for our new manufacturing facility in Peoria, Arizona, and our corporate research and development facility in San Diego, California. In 2011, capital expenditures were primarily focused on investments in our corporate research and development facility, information technology infrastructure and increased production capacity.

Net cash provided by financing activities was $16.0 million and $10.2 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by financing activities in the nine months ended September 30, 2012 primarily resulted from net proceeds from the sale of common stock of $10.3 million, net borrowings of $4.3 million and proceeds from the issuance of common stock under our stock-based compensation plans of $1.7 million. Net cash provided by financing activities in the nine months ended September 30, 2011 primarily resulted from proceeds from the issuance of common stock under our stock-based compensation plans of $2.6 million, as well as the release of $8.0 million in restricted cash upon the settlement of the remaining principal balance of our convertible debentures.

Liquidity

As of September 30, 2012, we had approximately $20.1 million in cash and cash equivalents, and working capital of $62.4 million. In addition, we have a credit facility which currently provides for borrowings under a line of credit of up to $15.0 million to fund our operations. This credit facility also provided for an equipment term loan, however, the availability of the equipment term loan for new borrowing expired in April 2012. We currently owe $4.5 million under this term loan, which is payable in monthly installments including interest and principal through April 2015. We are subject to certain financial covenants and other requirements under the credit agreement, and if we fail to meet these requirements, the credit facility may not be available to us.

In April 2011, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. In February 2012, we entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Citadel Securities LLC (“Citadel”) pursuant to which we may sell, at our option, up to an aggregate of $30.0 million in shares of our common stock through Citadel, as sales agent. We will pay Citadel a commission equal to 2% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement. During the quarter ended March 31, 2012, we sold a total of 572,510 shares of our common stock for net proceeds of $10.3 million pursuant to this program. Since then we have not sold any further shares under this program.

Management believes that the cash we expect to generate from operations, combined with available cash balances, will be sufficient to fund our operations, obligations as they become due, and capital equipment expenditures for at least the next twelve months. In addition, we may choose to access additional funds from our credit facility or issue additional debt or equity to supplement our existing cash balances and cash from operating activities.

As of September 30, 2012, we have an accrual recorded in the amount of $2.3 million for the remaining settlement payment to be made in connection with past FCPA violations, which is payable in the first quarter of 2013. In addition, we have an accrual of 739,000 Euro ($949,000 as of September 30, 2012) for the remaining consideration due as a result of settlement of a past customer dispute, which is available to the customer as a discount on purchases of our products through December 31, 2014. Any balance of this original, non-cash settlement value of 1.3 million Euro not used as product discount by December 31, 2014 will be payable in cash at that time.

As of September 30, 2012, the amount of cash and short-term investments held by foreign subsidiaries was $12.9 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay U.S. taxes to repatriate these funds. However, due to the Company’s substantial net operating loss carryforwards, repatriation would have an immaterial impact on the Company’s current tax rate and cash flows.

Credit Facility

In December 2011, we entered into a credit agreement whereby we obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Credit Facility”). In general, amounts borrowed under the Credit Facility are secured by a lien on all of our assets other than our intellectual property. In addition, under the credit agreement, we are required to pledge 65% of our equity interests in our Swiss subsidiary. We have also agreed not to encumber any of our intellectual property. The agreement also contains certain restrictive covenants that limit our ability to, amongst other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on our property; (iii) enter into a merger or similar transaction; (iv) invest in another entity; (v) declare or pay dividends; and (vi) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that we must meet on a quarterly basis during the term of the credit agreement include a minimum liquidity ratio, a minimum quick ratio, a quarterly EBITDA amount and an annual net income amount. It is uncertain whether we will be able to meet these financial covenants over the term of the credit agreement. If we fail to comply with the terms and conditions of this credit agreement, then the credit facility may be withdrawn and the bank could require us to immediately repay the outstanding obligation.

Revolving Line of Credit

We may use borrowings under the Revolving Line of Credit for general working capital and corporate purposes. Amounts borrowed under the Revolving Line of Credit bear interest, payable monthly, at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. We must also pay an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit. The Revolving Line of Credit matures on December 5, 2013, and may be prepaid in whole or in part at any time without penalty. No amounts were outstanding under the Revolving Line of Credit as of September 30, 2012. Further, the Company was in compliance with the terms of the credit agreement as of September 30, 2012, therefore, the full amount of the Revolving Line of Credit was available to us.

Equipment Term Loan

The Equipment Term Loan was available to finance 80% of eligible capital assets put into service between April 1, 2011 and April 30, 2012. Amounts borrowed under the Equipment Term Loan bear interest at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. Beginning in May 2012, principal and interest are repayable in 36 equal monthly installments such that the Equipment Term Loan will be fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of September 30, 2012, $4.5 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of September 30, 2012).

Short-term and Long-term Borrowings

Short-term borrowings

Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.2 million as of September 30, 2012) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 2.2%. Borrowings under the short-term loan agreement are unsecured and as of September 30, 2012 and December 31, 2011, the full amount of the loan was drawn.

Maxwell SA also has a 2.0 million Swiss Franc-denominated (approximately $2.1 million as of September 30, 2012) credit agreement with a Swiss bank, which renews annually and bears interest at 2.4%. Borrowings under the credit agreement are unsecured and as of September 30, 2012 and December 31, 2011, the full amount available under the credit line was drawn.

Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of September 30, 2012) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of September 30, 2012 and December 31, 2011, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.

Long-term borrowings

The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 4.9% to 7.0%. At September 30, 2012 and December 31, 2011, $77,000 and $164,000, respectively, was outstanding under these financing agreements.

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

Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. We enter into these foreign currency forward contracts on the last business day of each calendar quarter, therefore, as of September 30, 2012, the impact of any theoretical change in foreign currency exchange rates on the hedged monetary assets and liabilities would be equally offset by the theoretical gains and losses on the foreign currency forward contracts. In addition, our Swiss pension plan maintains certain plan investments in the Euro currency and changes in currency rates impact the reported amount of our net pension asset.

Fair Value Risk

We had a net pension asset of $6.9 million and $6.4 million at September 30, 2012 and December 31, 2011, respectively. As of the last fair value measurement date of December 31, 2011, the net pension asset included plan assets with a fair value of $33.1 million. The plan assets consisted of 86% debt and equity securities, 12% real estate and 2% cash and cash equivalents. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. We manage our risk by having a diversified portfolio.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2, 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. **

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2012	MAXWELL TECHNOLOGIES, INC.

	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date: October 30, 2012	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer, Treasurer and Secretary