Form 10-K
period 2012-12-31
MAXWELL TECHNOLOGIES INC
filed 2013-08-01
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-15477

MAXWELL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2390133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3888 Calle Fortunada San Diego, California	92123
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 503-3300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.10 per share	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐     NO  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if and, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of Common Stock held by non-affiliates as of June 30, 2012 based on the closing price of the common stock on the NASDAQ Global Market was $179,494,759.
The number of shares of the registrant’s Common Stock outstanding as of July 24, 2013, was 29,535,041 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

MAXWELL TECHNOLOGIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2012

i

Explanatory Note
Overview of Restatement
In this annual report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2012, Maxwell Technologies, Inc. ("we", the "Company"):

•
restates its Consolidated Balance Sheet as of December 31, 2011, and the related Consolidated Statements of Operations, Stockholders' Equity, Comprehensive Income, and Cash Flows for the fiscal year ended December 31, 2011;

•	restates its Item 6, “Selected Financial Data,” in Item 6 for fiscal year 2011;

•	amends its Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 7 as it relates to the fiscal year ended December 31, 2011; and

•
restates its Note 15, Unaudited Quarterly Financial Information, in Item 8 for the first three fiscal quarters in the fiscal year ended December 31, 2012 and each of the quarterly periods in the fiscal year ended December 31, 2011.

Background on the Restatement
Audit Committee's Investigation
In January 2013, following receipt of information concerning potential revenue recognition issues, the Audit Committee of the Board of Directors engaged independent legal counsel and forensic accountants to conduct an investigation concerning the potential issues and to work with management to determine the potential impact on accounting for revenue. In February 2013, as a result of the findings of the Audit Committee's investigation to date, we determined that certain of our employees had engaged in conduct which resulted in revenue being recorded in periods prior to the criteria for revenue recognition under U.S. generally accepted accounting principles being satisfied.
The investigation revealed arrangements with three of our distributors regarding extended payment terms, which allowed these distributors to pay us after they received payment from their customer, and with one of our distributors regarding return rights and profit margin protection, for sales to such distributors with respect to certain transactions. In addition, arrangements were revealed with one non-distributor customer to honor transfer of title at a date later than the customer's purchase orders indicated. Based on the results of its investigation, the Audit Committee determined that these arrangements had not been communicated to our finance and accounting department, or to our CEO, and therefore, had not been considered when revenue was originally recorded. Based on the terms of the agreements with these four customers as they were known to our finance and accounting department, it had been our policy to record revenue related to shipments as title passed at either shipment from our facilities or receipt at the customer's facility, assuming all other revenue recognition criteria had been achieved. In addition to the arrangements noted above, the investigation uncovered an error on an individual transaction where a customer was given extended payment terms, which allowed them to pay us after they received payment from their customer, but those terms were not considered when revenue was originally recognized. As a result of the arrangements discovered during the investigation, we do not believe that a fixed or determinable sales price existed at the time of shipment, nor was collection reasonably assured, at least with respect to certain transactions. In addition, revenue related to certain shipments to the one non-distributor customer was recorded before the actual transfer of title and the satisfaction of our obligation to deliver the products. Therefore, revenue from these sales should not have been recognized at the time of shipment.
Based on the arrangements with customers revealed in the investigation that were not considered when revenue was originally recognized, we determined the following:

•
Beginning in the period in which the investigation revealed arrangements regarding extended payment terms for certain sales to three distributors, we determined it appropriate to defer revenue recognition on all sales to these distributors from the period of shipment to the period in which payment is received. For these distributors, revenue recognition in the period in which payment is received was determined to be appropriate beginning in the fourth quarter of 2011.

•
Beginning in the period in which the investigation revealed return rights and profit margin protection for one distributor, we determined it appropriate to defer revenue recognition on all sales to this distributor until the distributor confirms with us that they are not entitled to any further returns or credits. For this distributor, the deferral of revenue on this basis was determined to be appropriate beginning in the fourth quarter of 2011. At such time as the distributor confirms with us that they are not entitled to any further returns or credits, which is currently anticipated to occur in the second half of the fiscal year 2013, previous sales for which revenue has been deferred, net of any credits or returns that may be made by the distributor, will be recognized as revenue.

•
For the arrangements with the non-distributor customer to honor transfer of title at a date later than the customer's purchase order indicated, we determined it appropriate to defer revenue recognition to the period in which we agreed to honor transfer of title.

•
For the individual transaction where a customer was given extended payment terms which were not considered when revenue was originally recognized in the first quarter of 2011, revenue recognition in the period in which payment was received, which was in the second quarter of 2011, was determined to be appropriate.

Management's Subsequent Internal Review
Once the audit committee investigation was complete, management of the Company conducted a review beginning with the first quarter of 2009 through the first quarter of 2013 to ensure that all sales arrangements had been detected and accounted for appropriately. During this review, we noted that there were a number of quarter end revenue cut-off errors wherein revenue was recorded prior to the transfer of title to the customer and the satisfaction of our obligation to deliver the products. We have corrected these errors occurring in the first quarter of 2011 through the third quarter of 2012 by moving the revenue recognition for these items to the period in which delivery actually occurred.
Results of the Audit Committee's Investigation and Management's Internal Review
Based on the findings of the investigation, as previously reported in our current report on Form 8-K dated March 7, 2013, the Audit Committee, in consultation with management and the Board of Directors, concluded that our previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2011, and the quarterly reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, should no longer be relied upon. Accordingly, the accompanying consolidated financial statements for the first three quarters of the fiscal year ended December 31, 2012, for the fiscal year ended December 31, 2011, and for each of the interim periods within the fiscal year ended December 31, 2011, have been restated in this Annual Report on Form 10-K. See Note 15, for the effects of the restatement adjustments on our 2012 and 2011 unaudited quarterly financial information.
As a result of the Audit Committee's investigation, certain employees were terminated and our Sr. Vice President of Sales and Marketing resigned as reported in our current report on Form 8-K dated March 7, 2013.
In connection with the errors identified during the investigation resulting in the restatement of previously reported financial statements, we identified control deficiencies in our internal control over financial reporting that constitute material weaknesses. For a discussion of our disclosure controls and procedures and the material weaknesses identified, see Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.
Our previously filed annual report on Form 10-K for the fiscal year ended December 31, 2011, and our quarterly reports on Form 10-Q for the periods affected by the restatements, have not been amended. Accordingly, investors should no longer rely upon our previously released financial statements for any quarterly or annual periods after and including March 31, 2011, and any earnings releases or other communications relating to these periods. See Note 2, Restatement of Previously Issued Financial Statements and Financial Information, and Note 15, Unaudited Quarterly Financial Information, of the Notes to the Consolidated Financial Statements, in this Annual Report for the impact of these adjustments for the full fiscal year ended December 31, 2011, and the first three quarters of the fiscal year ended December 31, 2012 and each of the quarterly periods in the fiscal year ended December 31, 2011, respectively.
Restatement Adjustments
Restatement Adjustments Related to Sales Arrangements
Several adjustments were made to our previously filed consolidated financial statements as a result of the restatement in order to reflect revenue recognition in the appropriate periods as discussed above. Accordingly, for the subject sales transactions, revenue and accounts receivable balances were reduced by an equivalent amount in the period that the sale was originally recorded as revenue, and revenue was increased in the subsequent period in which the criteria for revenue recognition were met. Further, for the subject sales transactions, cost of revenue was reduced, and inventory was increased, in the period that the sale was originally recorded as revenue, and cost of revenue was increased, and inventory was reduced, in the period the sale was ultimately recorded as revenue. However, for sales to one distributor in which revenue is being deferred until we determine that the distributor is not entitled to any further returns or credits, as discussed above, the increase to revenue, and the related reduction to inventory and increase to cost of revenue, will be recorded in a future period when this determination is made.
The adjustments also reflect the impacts of adjusting our returns reserves for certain stock rotation rights of the distributors, and adjusting our reserves for allowances for doubtful accounts, as well as commissions expense, although these changes were not material.
In addition to the adjustments to revenue, accounts receivable, inventory and cost of revenue, inventory reserves balances and cost of revenue were adjusted in relation to the adjustments to inventory discussed above, in order to reflect inventory ultimately recorded on our balance sheets at its lower of cost or market value.
Other Restatement Adjustments
Since our determination to restate previously issued financial statements constituted an event of default under the terms of our credit facility, the bank had the right to require immediate payment of the outstanding borrowings. As a result, restatement adjustments were recorded to reclassify the amounts outstanding under the credit facility from long-term debt to current liabilities as of each respective balance sheet date. In addition, an insignificant amount of debt issuance costs were reclassified from a long-term asset to a short-term asset, consistent with the classification of the related debt. In June 2013, we entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies to call our outstanding debt under the credit facility in connection with the events of default for a period terminating on the earlier of September 30, 2013 or the occurrence of any additional events of default.
Further, a restatement adjustment was made to reclassify a legal settlement with a customer from selling, general and administrative expense to contra-revenue in the second quarter of 2011 in the amount of for $2.6 million. Certain other immaterial adjustments were made in connection with the restatement, which increased our net loss by $153,000 for the year ended December 31, 2011, and decreased our net income by $170,000 for the nine-months ended September 30, 2012.
The restatement adjustments did not impact our previously reported tax provision or benefit in any of the affected periods, other than a $54,000 decrease in the income tax provision for the quarter ended September 30, 2012, as all of the restatement adjustments were related to our U.S. operations, for which we have significant net operating loss carryforwards and have not recorded an income tax expense or benefit in any period to date. However, the restatement adjustments did impact the composition of our deferred tax assets and liabilities as of December 31, 2011 as presented in Note 10, Income Taxes, of the Notes to the Consolidated Financial Statements included in this Annual Report.
Total Restatement Adjustments
For the nine months ended September 30, 2012, the total restatement adjustments decreased revenue by $9.2 million and decreased previously reported net income by $4.3 million, or $0.15 per diluted share, to $4.3 million.
For the fiscal year ended December 31, 2011, the total restatement adjustments decreased revenue by $10.1 million and decreased previously reported net income by $2.3 million, or $0.08 per diluted share, to a net loss of $1.4 million. Of the restatement adjustments to revenue for the year ended December 31, 2011, $2.6 million represents the reclassification of a charge for a legal settlement with a customer from selling, general and administrative expense to contra-revenue, bringing the impact of the restatement adjustments to revenue for fiscal year 2011, net of this reclassification, to a decrease of $7.5 million.
As of June 30, 2013, we had collected the related accounts receivable on all sales transactions that were subject to restatement for the year ended December 31, 2011 and the nine months ended September 30, 2012, with the exception of an insignificant amount that was subsequently credited to certain customers.

Of the total restatement adjustments to revenues of $16.7 million for the fiscal year ended December 31, 2011 and the nine months ended September 30, 2012, which is net of the reclassification amount of $2.6 million discussed above, as of June 30, 2013, $7.2 million had been recognized as revenue and $9.5 million had not yet been recognized as revenue.

Effects of Restatement
The following table sets forth the effects of the restatement adjustments on affected line items within our previously reported consolidated statements of operations for the periods indicated (in thousands, except per share data):

	Nine Months Ended September 30, 2012			Fiscal Year Ended December 31, 2011
	As previously reported	Restatement Adjustments	Restated	As previously reported	Restatement Adjustments	Restated
Revenue	$123,993	$(9,238)	$114,755	$157,311	$(10,135)	$147,176
Cost of revenue	72,503	(5,571)	66,932	95,254	(5,148)	90,106
Gross profit	51,490	(3,667)	47,823	62,057	(4,987)	57,070
Income (loss) from operations	10,648	(4,312)	6,336	1,783	(2,287)	(504)
Net income (loss)	8,565	(4,258)	4,307	849	(2,287)	(1,438)
Diluted net income (loss) per share	$0.30	$(0.15)	$0.15	$0.03	$(0.08)	$(0.05)
The adjustments made as a result of the restatement are further described in Note 2, Restatement of Previously Issued Financial Statements and Financial Information, and Note 15, Unaudited Quarterly Results of Operations Unaudited Quarterly Financial Information, of the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, included in this Annual Report. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II, Item 6, Selected Financial Data and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Annual Report. For a description of the material weaknesses identified by management as a result of the investigation and our internal reviews, and management's plan to remediate those material weaknesses, see Part II, Item 9A, Controls and Procedures.

Explanation of revenue restatement adjustments compared with information previously disclosed in our Form 8-K filed on March 7, 2013
On March 7, 2013, we filed a current report on Form 8-K ("Form 8-K") stating our belief that the restatement would decrease previously reported revenues by approximately $6.5 million and $5.5 million for the fiscal year ended December 31, 2011 and the nine months ended September 30, 2012, respectively. Based upon our restated financial statements contained in this Annual Report, the actual restatement adjustments decreased previously reported revenues by $10.1 million and $9.2 million for the fiscal year ended December 31, 2011 and the nine months ended September 30, 2012, respectively. The difference between the anticipated impact of the restatement to revenue discussed in our Form 8-K and the final restatement impact was primarily due to the determination to restate revenues related to two additional matters. First, we have recorded a restatement adjustment to reclassify a $2.6 million expense for a legal settlement with a customer from selling, general and administrative expense to contra-revenue, which was the largest factor for the increase in the restatement of revenue for the fiscal year ended December 31, 2011. Second, we restated revenues based upon our determination that a distributor had been given return rights and profit margin protection, at least with respect to certain transactions, which was the largest factor for the increase in the restatement of revenue for the nine months ended September 30, 2012. These additional items subject to restatement were discovered after March 7, 2013 as a result of the Audit Committee's investigation and management's comprehensive review of our financial records.

v

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, all references to “Maxwell,” “the Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries. All references to “Maxwell SA” refer to our Swiss Subsidiary, Maxwell Technologies, SA.
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

•	dependence upon the sale of products into Asia and Europe, where macroeconomic factors outside our control may adversely affect our sales;

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

•	successful acquisition, development and retention of key personnel;

•	our ability to effectively manage our reliance upon certain suppliers of key component parts, specialty equipment and logistical services;

•	our ability to match production volume to actual customer demand;

•	our ability to manage product quality problems;

•	our ability to protect our intellectual property rights and to defend claims against us;

•	our ability to effectively identify, enter into, manage and benefit from strategic alliances;

•	occurrence of a catastrophic event at any of our facilities;

•	occurrence of a technology systems failure, network disruption, or breach in data security;

•	our ability to obtain sufficient capital to meet our operating or other needs; and,

•	our ability to manage and minimize the impact of unfavorable legal proceedings.
Many of these factors are beyond our control. Additionally, there can be no assurance that we will not incur new or additional unforeseen costs or risks in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.
For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Item 1A, Risk Factors, of this document. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business
Introduction
Maxwell was incorporated under the name Maxwell Laboratories, Inc. in 1965. The Company made an initial public offering of common stock in 1983, and changed its name to Maxwell Technologies, Inc. in 1996. Today, we develop, manufacture and market energy storage and power delivery products for transportation, industrial, information technology and other applications and microelectronic products for space and satellite applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated. We believe that this “life-of-the-application” reliability gives our products a competitive advantage and enables them to command higher profit margins than commodity products. We focus on the following lines of high-reliability products:

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
Based on potential volumes, we believe that the transportation industry represents the largest market opportunity for ultracapacitors. Transportation applications include braking energy recuperation and torque- augmentation systems for hybrid-electric buses, trucks and autos and electric rail vehicles, vehicle power network smoothing and stabilization, engine starting systems for internal combustion vehicles and burst power for stop-start idle elimination systems.
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

High-Voltage Capacitors
High-voltage grading and coupling capacitors and capacitive voltage dividers are used mainly in the electric utility industry. Grading and coupling capacitors are key components of circuit breakers that prevent high-voltage arcing that can damage switches, step-down transformers and other equipment that transmits or distributes high-voltage electrical energy in electric utility infrastructure and high voltage laboratories. Capacitive voltage dividers measure voltage and power levels in overhead transmission lines. The market for these products consists of expansion, upgrading and maintenance of existing infrastructure and new infrastructure installations in developing countries. Such installations are capital-intensive and frequently are subject to regulation, availability of government funding and general economic conditions. For example, while North America has a large installed base of electric utility infrastructure, and has experienced power interruptions and supply problems, utility deregulation, government budget deficits, and other factors have limited recent capital spending in what historically has been a very large market for utility infrastructure components. We believe that projects to increase the availability of electrical energy in developing countries and infrastructure modernization and renovation in developed countries may continue to drive increasing demand for our high-voltage products in the years to come.
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
Business Strategy
Our primary objective is to significantly increase the company’s revenue and profit margins by creating and satisfying demand for ultracapacitor-based energy storage and power delivery solutions. To accomplish this, we are focusing on:
Establishing and expanding market opportunities for ultracapacitors by:

•	Collaborating with key existing and prospective customers to develop ultracapacitor-based solutions for high-volume and high-value applications;

•	Demonstrating the efficiency, durability and safety of our ultracapacitor products through extensive internal and third party testing;

•	Integrating mathematical models for ultracapacitors into simulation software used by system designers;

•	Participating in a broad array of working groups, consortia and industry standards committees to disseminate knowledge of, and promote the use of, ultracapacitors; and

•	Manufacturing products that are environmentally compatible.
Becoming a preferred ultracapacitor supplier by:

•	Being a low-cost producer and demonstrating ultracapacitors’ value proposition;

•	Designing and manufacturing products with “life-of-the-application” durability;

•	Building a robust supply chain through global sourcing;

•	Achieving superior performance and manufacturing quality while reducing product cost;

•	Developing and deploying enabling technologies and systems, including cell-to-cell and module-to-module balancing and integrated charging systems, among others;

•	Marketing high-performance, low-cost electrode material to other manufacturers; and

•	Establishing and maintaining broad and deep protections of key intellectual property.
We also seek to expand market opportunities and revenue for our high-voltage capacitors and radiation-hardened microelectronic products. While these products have highly specialized applications, we are a technology leader in the markets they serve, and thus are able to sell our products at attractive profit margins. To maintain and expand this competitive position we are leveraging our technological expertise to develop new products that not only meet the demands of our current markets, but also address additional applications. For example, in 2012, we introduced a line of high-voltage capacitors and capacitive voltage dividers that operate at temperatures down to -60º C for electric utility grid installations in regions that experience extremely low temperatures.
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
Our ultracapacitor products have significant advantages over batteries, including:

•	the ability to deliver up to 100 times more instantaneous power;

•	significantly lower weight per unit of electrical energy stored;

•	the ability to discharge deeper and recharge faster and more efficiently, minimizing energy loss;

•	the ability to operate reliably and continuously in extreme temperatures (-40º C to +65º C);

•	minimal to no maintenance requirements;

•	“life of the application” durability; and

•	minimal environmental issues associated with disposal because they contain no heavy metals.

With no moving parts and no chemical reactions involved in their energy storage mechanism, ultracapacitors provide a simple, highly reliable, “solid state-like” solution to buffer short-term mismatches between power available and power required. Additionally, ultracapacitors offer the advantage of storing energy in the same form in which it is used, as electricity.
Emerging applications, including increasing use of electric power in vehicles, wireless communication systems and growing demand for highly reliable, maintenance-free, back-up power for telecommunications, information technology and industrial installations are creating significant opportunities for more efficient and reliable energy storage and power delivery products. In many applications, power demand varies widely from moment to moment, and peak power demand typically is much greater than the average power requirement. For example, automobiles require 10 times more power to accelerate than to maintain a constant speed, and forklifts require more power to lift a heavy pallet of material than to move from place to place within a warehouse.
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
Peak Power Application Model

Although batteries remain the most widely used component for both energy storage and peak power delivery, ultracapacitors, more advanced batteries and flywheels now enable system designers to separate and optimize these functions. Based in part on our ultracapacitor products’ declining cost, high performance and “life-of-the-application” durability, they are becoming a preferred solution for many energy storage and power delivery applications.
We offer our ultracapacitors cells with capacitances ranging from 1 to 3,000 farads. Applications such as hybrid-electric bus, truck and auto drive trains, electric rail systems and UPS systems require integrated energy storage systems consisting of up to hundreds of ultracapacitor cells. To facilitate adoption of ultracapacitors for these larger systems, we have developed integration technologies, including proprietary electrical balancing and thermal management systems and interconnect technologies. We hold patents for certain of these technologies. We offer a broad range of standard multi-cell modules to provide fully integrated solutions for applications requiring up to 1,500 volts of power. Our current standard multi-cell products each incorporate from six to 48 of our large cells to provide “plug and play” solutions for applications requiring from 16 to 125 volts. In addition, our multi-cell modules are designed to be linked together for higher voltage applications.
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
Radiation-Hardened Microelectronic Products
Manufacturers of satellites and other spacecraft require microelectronic components and sub-systems that meet specific functional requirements and can withstand exposure to gamma rays, hot electrons and protons and other environmental radiation encountered in space. In the past, microelectronic components and systems for such special applications used only specially fabricated radiation-hardened silicon. However, the process of designing and producing rad-hard silicon is lengthy and expensive, and there are only a few specialty semiconductor wafer fabricators, so supplies of rad-hard silicon are limited. Therefore, demand for space-qualified components made with higher-performance, lower-cost commercial silicon, protected by shielding and other radiation mitigation techniques, has grown. Producing our components and systems incorporating radiation-protected commercial silicon requires expertise in power electronics, circuit design, silicon selection, radiation shielding and quality assurance testing.
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
Manufacturing
Our internal manufacturing operations are conducted in production facilities located in San Diego, California, and Rossens, Switzerland, and we are in the process of establishing a second U.S. production facility in Peoria, Arizona, near Phoenix. We have made substantial capital investments to outfit and expand our internal production facilities and incorporate mechanization and automation techniques and processes. We have trained our manufacturing personnel in advanced operational techniques, added information technology infrastructure and implemented new business processes and systems to increase our manufacturing capacity and improve efficiency, planning and product quality. All of our ultracapacitor electrode material is currently produced at our San Diego facility, where we have installed new electrode fabrication equipment that doubled production capacity between 2009 and 2011. By the end of 2014, we plan to bring online additional electrode production capacity in Peoria that will roughly match the current capacity of the San Diego facility. In 2007, we outsourced assembly of our 60mm diameter large cell ultracapacitors, and subsequently, assembly of large cell-based multi-cell modules to Belton Technology Group (“Belton”), a contract manufacturer based in Shenzhen, China. During the first quarter of 2011, Belton installed a new large cell assembly module that doubled its previous production capacity, and further capacity expansion is scheduled to be completed during 2013. In 2010, we outsourced assembly of our mid-size “D-cell” ultracapacitor products and D-cell-based multi-cell modules to the Lishen Battery Company (“Lishen”), one of China’s largest producer of lithium-ion batteries, based in Tianjin. With the completion of the above-noted electrode and large cell ultracapacitor capacity expansions, we believe that we will have sufficient capacity to meet near-term demand for all of our product lines.

Ultracapacitors
We currently produce 10-farad prismatic ultracapacitor cells and our new engine start module, on production lines in our San Diego facility. As noted above, we have outsourced assembly of all other cell types and multi-cell modules to contract manufacturers in Asia. To reduce cost, simplify assembly and facilitate automation, we have redesigned our ultracapacitor products to incorporate lower-cost materials and to reduce both the number of parts in a finished cell and the number of manufacturing process steps required to produce them. We intend to continue using outsourced cell and module assembly to countries with low-cost labor, but plan to continue to produce our proprietary electrode material only in internal production facilities to ensure protection of our intellectual property
We produce electrode material for our own ultracapacitor products, and for sale to other ultracapacitor manufacturers, such as Yeong-Long Technologies Co., Ltd., (“YEC”) and Shanghai Sanjiu Electric Equipment Company, Ltd., at our San Diego headquarters location. In 2012, we completed the installation of an advanced carbon powder processing system as part of a major electrode capacity expansion in San Diego, and we plan to install a similar system in our Peoria Arizona facility. This new facility will give us sufficient capacity to support both our current ultracapacitor production requirements and external electrode demand in the near term. As demand increases, additional increments of electrode production capacity can be added within a few months of placing an order with established equipment vendors. We intend to continue producing this proprietary material internally, and do not contemplate licensing our solvent-free electrode fabrication process to ultracapacitor electrode customers or competing suppliers of such material.
In 2003, we formed an ultracapacitor manufacturing and marketing alliance with YEC, an ultracapacitor manufacturer headquartered in Taichung, Taiwan, with sales operations in mainland China. We entered into this alliance to accelerate commercialization of our ultracapacitor products in China, and to utilize YEC’s production capabilities for assembly of certain Maxwell-branded ultracapacitor products. In 2006, we expanded our relationship with YEC to include supplying ultracapacitor electrode material produced in our San Diego manufacturing facility to YEC for incorporation into its own line of ultracapacitor products, and to assist YEC in establishing worldwide distribution and marketing.
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
Radiation-Hardened Microelectronics Products
We produce our radiation-hardened microelectronics products in our San Diego production facility. We have reengineered our production processes for microelectronic products, resulting in substantial reductions in cycle time and a significant increase in yield. This facility maintains the QML-V and QML-Q certifications issued by the Department of Defense procurement agency.
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
Suppliers
We generally purchase components and materials, such as carbon powder, certain electronic components, dielectric materials, silicon die, and ceramic insulators from a number of suppliers. For certain products, we rely on a limited number of suppliers or a single supplier for a number of reasons, including notably, the cost effectiveness of doing business with a single supplier. Although we believe there are alternative sources for some of the components and materials that we currently obtain from a single source, there can be no assurance that we will be able to identify and qualify alternative suppliers in a timely and cost effective manner. Therefore, for certain critical components, we utilize mitigation strategies such as, for example, maintaining an inventory of safety stock on our own premises in an effort to minimize the impact of an unforeseen disruption in supply from these outside parties.

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
Ultracapacitors also compete with products based on other technologies, including advanced batteries in power quality and peak power applications, and flywheels, thermal storage and batteries in back-up energy storage applications. We believe that ultracapacitors’ durability, long life, performance and value give them a competitive advantage over these alternative choices in many applications. In addition, integration of ultracapacitors with some of these competing products may provide optimized solutions that neither product can provide by itself. For example, Tier 1 auto parts supplier Continental AG designed a combined solution incorporating ultracapacitors with a battery for engine starting in a stop-start idle elimination system for “micro hybrid” autos that was introduced by French automaker PSA Peugeot Citroen in 2010, and has now been installed in more than 500,000 cars.
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
Radiation-Hardened Microelectronic Products
Our radiation-hardened single-board computers and components compete with the products of traditional radiation-hardened integrated circuit suppliers such as Honeywell Corporation, Lockheed Martin Corporation and BAE Systems. We also compete with commercial integrated circuit suppliers with product lines that have inherent radiation tolerance characteristics, such as National Semiconductor Corporation, Analog Devices Inc. and Temic Instruments B.V. in Europe. Our proprietary radiation-hardening technologies enable us to provide flexible, high function, cost-competitive, radiation-hardened products based on the most advanced commercial electronic circuits and processors. In addition, we compete with component product offerings from high reliability packaging houses such as Austin Semiconductor, Inc., Microsemi Corporation and Teledyne Microelectronics, a unit of Teledyne Technologies, Inc.
Research and Development
We maintain active research and development programs to improve existing products and develop new products. For the year ended December 31, 2012, our research and development expenditures totaled approximately $21.7 million, compared with $22.4 million and $17.7 million in the years ended December 31, 2011 and December 31, 2010, respectively. In general, we focus our research and product development activities on:

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
Ultracapacitors
The principal focus of our ultracapacitor development activities is to increase power and energy density, reduce internal resistance, extend operational life and reduce manufacturing cost. Our ultracapacitor designs focus on low-cost, high-capacity cells in standard sizes ranging from 1 to 3,000 farads, and corresponding multi-cell modules based on various form factors.
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

Intellectual Property
We place a strong emphasis on inventing, protecting and exploiting proprietary technologies, processes and designs which bring intrinsic value and uniqueness to our product portfolio. In an effort to assist in protecting this added value and uniqueness, we place a high priority on obtaining patents to provide the broadest and strongest possible protection for those products and related technologies. Our future success will depend in part on our ability to protect our existing patents, secure additional patent protection in a manner that strengthens our overall patent portfolio and develop new technologies, processes and designs not currently claimed by the patents of third parties. As of December 31, 2012, we held 91 issued U.S. patents and 32 pending U.S. patent applications which relate to our core technologies, processes and designs. Of these issued patents, 58 relate to our ultracapacitor products and technology, six relate to our high voltage capacitor products and technology, and 27 relate to our microelectronics products and technology.
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
While our primary strategy for protecting our proprietary technologies, processes and designs is related to obtaining patents, we also apply for trademark registrations which identify the source of the products with the Company. Additionally, we promote our technologies, processes and designs in association with these registered trademarks to further distinguish our products from those of our competitors. As of December 31, 2012, we had eleven formal trademark registrations within the U.S.
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
Financial Information by Geographic Areas

	Year ending December 31,
			2011
	2012		(Restated)		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Revenues from external customers located in:
China	$74,054	46%	$43,187	29%	$30,835	25%
United States	26,473	17%	29,723	20%	22,248	18%
Germany	25,119	16%	26,253	18%	27,579	23%
All other countries (1)	33,612	21%	48,013	33%	41,220	34%
Total	$159,258	100%	$147,176	100%	$121,882	100%
 _____________

(1)	Revenue from external customers located in countries included in “All other countries” do not individually compromise more than 10% of total revenues for any of the years presented.

	Year ending December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Long-lived assets:
United States	$24,239	66%	$17,614	61%	$10,865	52%
China	6,340	18%	5,916	21%	4,786	23%
Switzerland	5,862	16%	5,211	18%	5,259	25%
Total	$36,441	100%	$28,741	100%	$20,910	100%
Revenues by Product Line

	Year ending December 31,
			2011
	2012		(Restated)		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Ultracapacitors	$95,953	60%	$86,836	59%	$68,501	56%
High-voltage capacitors	45,574	29%	42,309	29%	35,708	29%
Microelectronic products	17,731	11%	18,031	12%	17,673	15%
Total	$159,258	100%	$147,176	100%	$121,882	100%
Risks Attendant to Foreign Operations and Dependence
We have substantial operations in Switzerland, and we derive a significant portion of our revenues from sales to customers located outside the U.S. We expect our international sales to continue to represent a significant and increasing amount of our future revenues. As a result, our business will continue to be subject to certain risks, such as those imposed by foreign government regulations, export controls, and changes in tax laws, tax treaties, tariffs and freight rates. To the extent that we are unable to respond effectively to political, economic and other conditions in the countries where we operate and do business, our results of operations and financial condition could be materially adversely affected. Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.
Having substantial international operations also increases the complexity of managing our financial reporting and internal controls and procedures. Additionally, as a result of our extensive international operations and significant revenue generated outside the U.S., the dollar amount of our current and future revenues, expenses and debt may be materially affected by fluctuations in foreign currency exchange rates. Similarly, assets and liabilities of our Swiss subsidiary that are not denominated in its functional currency are subject to effects of currency fluctuations, which may affect our reported earnings. Also, changes in the mix of income from our domestic and foreign operations, expiration of tax holidays and changes in tax laws and regulations could increase our tax expense. If we are unable to manage these risks effectively, it could impair our ability to achieve our targets for revenues and profitability.
As a result of our international operations, we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business, as well as the anti-bribery laws of other jurisdictions. As previously disclosed in our periodic filings, we conducted an internal review beginning in 2009 regarding payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. These payments violated the FCPA. In January 2011, we settled charges with the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) related to this matter. In addition to a monetary settlement, the Company will periodically report to the SEC and DOJ on the Company’s internal compliance program concerning anti-bribery.
Backlog
Product backlog as of December 31, 2012 was approximately $19.5 million, compared with $31.5 million as of December 31, 2011. Backlog consists of firm orders for products that will be delivered within 12 months. The actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects as this amount is impacted by a number of factors including potential cancellations of orders by our customers.
Significant Customers
One customer, Shenzhen Xinlikang Supply China Management Co. LTD., accounted for 18% of revenues for the year ended December 31, 2012. There were no sales to one customer amounting to more than 10% of our total revenue for the years ended December 31, 2011 and 2010.
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

Employees
As of December 31, 2012, we had 408 employees in five countries, as follows: 228 full-time, two part-time and 18 temporary employees in the U.S.; 101 full-time, 19 part-time and 13 temporary employees in Switzerland; 19 full-time employees in China; seven full-time employees in Germany, and one full-time employee in the United Kingdom. We are unable to estimate the percent of our Swiss employees that are members of a labor union, as Swiss law prohibits employers from inquiring into the union status of employees. We consider our relations with our employees to be good.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available free of charge on our website at http://www.maxwell.com as soon as reasonably practicable following the time that they are filed with the SEC. You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The information found on our website is not part of this or any report that we file with the SEC. Our previously filed annual report on Form 10-K for the year ended December 31, 2011, and quarterly reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012 have not been amended in connection with the restatement described in the Explanatory Note above. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods.

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
Sales within a relatively small number of vertical markets and a small number of geographic regions make up a large portion of our revenues. Our ability to grow our sales within this limited number of markets and regions depends on our ability to compete on price, delivery and quality. For example, our microelectronics products are primarily used within the space industries. Within the space community there are a limited number of customers for our products and each customer represents a significant portion of our revenue. If our relationships with such large customers are disrupted, we could lose a significant portion of our anticipated revenue. Factors that could influence our relationships with our customers include: our ability to sell our products at prices that are competitive with competing suppliers; our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers; our ability to produce and deliver a sufficient quantity of our products in a timely manner to meet our customers' requirements; and our financial condition and perceived viability as a long term supplier. Similarly, we currently sell our products into a small number of vertical markets. If a particular market into which we sell experiences a decline, then our customers will decrease their own consumption of our products thereby reducing our revenues. For example, if consumers are no longer accepting of start-stop systems within passenger automobiles, then our direct customers will no longer consume products from us for incorporation into such applications. Additionally, a substantial portion of our revenues stems from sales to customers within a limited number of geographic regions including, notably, China and Germany. Collectively, over half of our revenues in 2012 were from customers situated in China or Germany. If certain factors were to arise including, for example, a catastrophic event or shift in economic health and stability within a particular region, then customers within these regions may reduce their consumption of our products resulting in reduced revenues for us.
Many of our customers are currently the benefactors of government funding or government subsidies.
Our products are currently sold into a limited number of vertical markets, some of which are either directly funded by or partially subsidized with government funding. Our ultracapacitor products provide numerous technology and environmental benefits for many of the applications in which our customers are using these products. As the use of our technology in certain applications is still relatively immature, the costs associated with producing the products is high as compared with the more mature solutions. However, many government entities have determined that they view certain prevailing interests, including, for example, reduction of pollution, to outweigh the economic costs associated with incorporating these clean technologies and therefore are willing to allocate government funding to encourage companies to produce goods which reduce pollution and energy consumption. Similarly, our microelectronics and high voltage capacitor products are consumed by markets which are either directly funded by or controlled by the respective government bodies in the jurisdictions where our customers do business. For example, our microelectronics products are used in the space community which is ultimately run by the space agencies of the respective governments. Likewise, our high voltage capacitor products are largely used for electric utility infrastructures which are largely controlled by the respective governments supplying power and electricity to its populations. If these government entities elect to change their policies on government subsidies or decide to cancel or reduce certain government funding programs, then our customers could cancel or reduce orders for our products.
Downward pressures on gross margin could adversely impact our financial condition and operating results or even result in loss of revenue in exchange for avoidance of such gross margin pressures.
We strive to manage gross margin for the products we sell. There can be no assurance that targeted gross margin percentage levels will be achieved. In general, gross margins will remain under downward pressure due to increased competition as well as a potential shift in our sales mix with respect to low margin business and high margin business. For example, if we increase sales of our products into markets which traditionally have lower margin rates than our current business, such as the automotive and consumer markets, we may be forced to reduce our margins to remain competitive in these markets. If we continue to pursue these markets and reduce our margins to increase sales, then we could experience degradation in our overall profit margins. Gross margins could also be affected by our ability to stimulate demand for our products. In addition, gross margins could be negatively impacted by an increase in raw materials, components and labor costs.
Our business is subject to risks related to its international operations including the risk that we will be unable to adequately comply with the changing rules and regulations in countries where our business is conducted.
We derive a significant portion of our revenue and earnings from international operations. Such operations outside the U.S. are subject to special risks and restrictions, including: fluctuations in currency values and foreign currency exchange rates, import and export requirements and trade policy, anti-corruption laws, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls and cash repatriation restrictions, data privacy requirements, labor laws, anti-competition regulations, and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Compliance with these U.S. and foreign laws and regulations increases the costs of doing business in foreign jurisdictions and these costs may continue to increase in the future as a result of changes in such laws and regulations or in their interpretation. Furthermore, we have implemented policies and procedures designed to ensure compliance with these laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies. Any such violations could individually or in the aggregate materially adversely affect our financial condition or operating results. Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.
Our success could be negatively impacted if we fail to control, oversee and direct foreign subsidiaries and their operations.
We currently own foreign subsidiaries located within Europe and Asia where the employees and cultures represent certain vast differences from employees and cultures within the United States where our corporate headquarters is situated. While the cultural values and philosophies of the people located in Europe and portions of Asia are generally viewed to be in alignment with that of U.S. persons, there are still some significant differences. For example, the respective European data privacy laws take a harsher position regarding the protection of employee personal data and, consequently, there is less information shared with the U.S. parent corporation regarding employees working for our European subsidiaries. Additionally, the human resources and the systems our foreign entities use can be vastly different; notably, our Swiss, German, Korean, and Chinese subsidiaries utilize a primary language other than English for communications.
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
Due to our status as a U.S. issuer, we are subject to the FCPA, which prohibits companies from making, promising or offering improper payments or other things of value to foreign officials for the purpose of obtaining or retaining business or a business advantage. During 2009 and 2010, we conducted an internal review into the nature of certain payments made to an independent third party sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary, Maxwell SA.
According to court documents, Maxwell SA engaged a Chinese agent to sell products in China, and, from at least July 2002 through May 2009, paid more than $2.5 million to this agent to secure contracts with Chinese customers. The agent in turn used Maxwell SA's money to influence officials at state-owned entities in connection with sales contracts. In its books and records, the Company mischaracterized the payments as sales-commission expenses.
In January 2011, we reached settlements with the SEC and DOJ with respect to charges asserted by the SEC and DOJ relating to this matter. We settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, we paid a total of approximately $6.4 million in profit disgorgement and prejudgment interest, in two installments, with $3.2 million paid in each of the first quarters of 2011 and 2012. As part of the settlement with the DOJ, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ, under which we paid a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011 and $2.3 million paid in each of the first quarter of 2012 and 2013. If we remain in compliance with the terms of the DPA, at the conclusion of the three-year term, the charges against us brought by the DOJ will be dismissed with prejudice. Further, under the terms of each of the agreements, we will periodically report to the SEC and DOJ, respectively, on our internal compliance program concerning anti-bribery. Our failure to comply with any terms or conditions of the respective settlement agreements, including, notably, payment obligations or ongoing compliance obligations, could result in additional criminal and/or civil penalties as well as continued expenses related to additional investigations and defense costs for addressing such non-compliance.
We depend upon component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the U.S.
Substantially all of our components and products are manufactured in whole or in part by a few third-party manufacturers. Many of these manufacturers are located outside of the U.S., but are concentrated in a few general locations. We have also outsourced much of our transportation and logistics management. While these arrangements may lower operating costs, they also reduce our direct control over production and distribution. Such diminished control could have an adverse effect on the quality or quantity of our products as well as our flexibility to respond to changing conditions. In addition, we rely on third-party manufacturers to adhere to the terms and conditions of the agreements in place with each party. For example, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, we may remain responsible to the customer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect our reputation, financial condition and operating results.
 To remain competitive and stimulate customer demand, we must introduce and commercialize new products successfully as well as adequately educate our prospective customers on the products we offer.
Our ability to compete successfully depends heavily on our ability to ensure a continuing and timely introduction of innovative new products and technologies to the marketplace. We believe that we are unique in that we are the technology leader for the technologies we deliver and typically must first educate the customer regarding the implementation of our solution in their systems before the customer is capable of designing in our products. As a result, we must make significant investments in research and development efforts as well as sales and marketing efforts, including applications engineering resources. By contrast, many of our competitors, including some which are well capitalized with significant financial resources at their disposal, seek to compete primarily through aggressive pricing and very low cost structures. If we are unable to continue to develop and sell innovative new products or if we are unable to effectively educate the prospective customer on the value proposition offered by the implementation of our products, then our ability to maintain a competitive advantage could be negatively affected and our financial condition and operating results could be adversely affected.
Competition in the energy storage domain has significantly affected, and will continue to affect, our sales.
Many companies are engaged in or are starting to engage in designing, developing and producing energy storage solutions as a consequence of the movement towards clean energy solutions in both the commercial and public sectors. Consequently, more companies are pursuing opportunities in the energy storage domain and are beginning to compete in the markets in which we do business. The success of these new competitors could render our products less competitive, resulting in reduced sales compared with our expectations or past results. Certain companies which recently initiated efforts to enter the markets in which we do business possess greater access to capital resources, including resources available through government funding, to deploy in the development and advancement of products and, consequently, these companies could develop products that are superior to ours. Additionally, significant amounts of U.S. government funds are being invested in the development of batteries with better performance characteristics or lower manufacturing costs than battery technologies currently on the market. An increasing number of parties are submitting proposals for and receiving this government funding and, consequently, these new, advanced batteries that include power delivery functionality could compete for market share with our ultracapacitor products. Additionally, as the market leader for certain markets for energy storage, competitors often follow our lead in the advancement of technologies for energy storage, thereby requiring us to innovate rapidly in order to continue to serve as the market leader.

The success of the products offered by our competitors could reduce our market share, thereby negatively impacting our financial results.
The successful management of new market applications and new product introductions will be necessary for our growth.
Given our position as the technology leader for certain products and solutions we offer, we have a considerable number of new product concepts in the pipeline. A critical component of our growth strategy is dependent upon our ability to effectively and accurately determine which new products or applications to pursue. Pursuing product applications targeted at a specific customer base should enable our products to cross over from a more narrow range of acceptance by early technology adopters to acceptance by a majority of customers in the application space. Commercial success frequently depends on being the first provider to identify the market opportunities for which a product is a solution to an unsolved problem within a particular market. Consequently, if we are not able to fund our research and development activities appropriately and deliver new products which address the needs of the markets we serve on a timely basis, our growth prospects will be harmed. Additionally, we must balance the benefits of gaining market acceptance in new or existing markets with the goal of optimizing growth and profitability. That is, it is critical to ensure that the products and markets we select for development are aimed at large volume or high profile applications which can provide a significant return on our investment. If we fail to identify and pursue the appropriate markets for our products, our growth potential and operating results could be adversely affected.
Our success depends largely on the acquisition of, as well as the continued availability and service of, key personnel.
Much of our future success depends on the continued availability and service of key personnel, including our senior executive management team as well as highly skilled employees in technical, marketing and staff positions. Due to the complexity and immaturity of the technologies involved in the products we produce and the markets we serve, we may be unable to find the right personnel with the background needed to serve our goals and objectives. As the market leader for the technologies we develop, there are limited opportunities to hire personnel from competitors or from companies who have worked closely with similar or identical technology. Consequently, we seek to hire individuals who are capable of performing well in an environment with limited resources and references to past experiences. We may struggle to find such gifted personnel who also thrive in a high growth business atmosphere and who are capable of keeping pace with the rapidly changing environment encouraged by the technologies we create and the markets we serve. These uniquely talented personnel are in high demand in the technology industry and competition for acquiring such individuals is intense. Some of our scientists and engineers are the key developers of our products and technologies and are recognized as leaders in their area of expertise. Without first attracting the personnel with the appropriate baseline skill sets and then retaining such personnel, we could fail to maintain our technological and competitive advantage.
Our inability to manage rapid growth in personnel, including development and training of such personnel in an immature industry, as well as to map out succession planning, could impede our success.
Our business has grown rapidly. This growth has placed, and any future growth would continue to place, a significant strain on our limited personnel, management and other resources. Also, due to the learning curve associated with the immature products and services provided by us and the anticipated rapid growth of demand for our product, we face risks related to managing personnel in such a growth environment. We may fail to accurately gauge the growth in personnel required at the appropriate time without incurring the additional cost and expense of the additional personnel before they are needed. We will also need to determine how to best add this new talent and transfer information and know-how without sacrificing the ongoing demands of the business. For example, each new hire will need to learn quickly about our products and technologies. Since there is limited information available in the public domain, this information will need to be passed from existing personnel to new personnel all while the existing personnel continue to complete their ongoing job duties. Additionally, our ability to grow management talent below the senior executive level will be imperative to achieving our goals. In a smaller organization, the senior executive management team is capable of handling and being involved in several tasks and decision making forums. However, once the Company makes significant progress toward meeting its growth targets, the time constraints will be felt more severely by the senior executive team and some of the tasks they are currently capable of handling on their own will need to be transferred to the management team reporting to them. Accordingly, growing the next level of management and identifying key personnel for succession planning will become critical to our ongoing success.
Our success as a reliable supplier to our customers is highly dependent upon our ability to effectively manage our reliance upon certain suppliers of key component parts and specialty equipment.
Because we currently obtain certain key components including, but not limited to carbon, binder, separator, paper, aluminum piece parts, die, printed circuit boards and certain finished goods from single or limited sources, we are subject to significant supply and pricing risks. If the particular supplier is unable to provide the appropriate quantity and/or quality of the raw material at the prices required, then we will be unable to produce and deliver our finished goods to customers thereby losing out on revenue generation and, potentially, incurring penalties for failing to timely perform. Additionally, we use some custom components that are not common to the rest of the industries served by our suppliers and which are often available from only one source. Also, when a component or product uses new technologies, initial capacity constraints may exist until the particular supplier's yield has matured or manufacturing capacity has increased. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decide to concentrate on the production of common components instead of components customized to meet our unique requirements. If the supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to us, then our financial condition and operating results could be adversely affected.
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
Our products and services may experience quality problems from time to time that could result in decreased sales and operating margin, and could tarnish our reputation.
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
Intellectual property (“IP”) rights are crucial to maintaining our competitive advantage and growing our business. We endeavor to obtain and protect our intellectual property rights which we feel will allow us to retain or advance our competitive advantage in the marketplace. However, there can be no assurance that we will be able to adequately identify and protect the portions of IP which are strategic to our business. Generally, when strategic IP rights are identified, we will seek formal protection in jurisdictions in which our products are produced or used, jurisdictions in which competitors are producing or importing their products, and jurisdictions into which our products are imported. Different nations may provide limited rights and inconsistent duration of protection for our products. Additionally, we may be unable to obtain protection for or defend our IP in key jurisdictions. For example, the patent prosecution and enforcement system within China is less mature than the systems in other jurisdictions and therefore we may be less able to enforce our rights. Specifically, it would be challenging for us as a foreign entity to seek protection in China against a Chinese company infringing on our IP.
Even if protection is obtained, competitors or others in the chain of commerce may raise legal challenges to our rights or illegally infringe our rights, including through means that may be difficult to prevent or detect. For example, a certain portion of our IP portfolio is related to unique process steps performed during the manufacture of our products which are not readily recognizable in the physical embodiment of the final product. It may be difficult to identify and prove that a competitor is infringing on our rights to such process steps. Further, we are required to divulge certain of our IP to our business partners to enable them to provide quality products or raw materials to us in order for us to accomplish our business goals. To the extent that such disclosure occurs in China or other jurisdictions in which the ability to protect IP is more limited, existing or new competitors in this region could begin to use our IP in the development of their own products, which could reduce our competitive edge. Even in jurisdictions in which IP is highly valued, and therefore protected, the financial burden of asserting or defending our IP rights could prove to be cost prohibitive for us thereby putting us in a position in which we must sacrifice our competitive edge.
In addition, because of the rapid pace of technology advancements, and the confidentiality of patent applications in some jurisdictions, competitors may be issued patents stemming from pending patent applications that were unknown to us prior to issuance of the patents. This could reduce the value of our commercial or pipeline products or, to the extent they cover key technologies on which we have unknowingly relied, require that we seek to obtain a license or cease using the technology, no matter how valuable to our business. We may not be able to obtain such a license on acceptable terms. The extent to which we succeed or fail in our efforts to protect our intellectual property will affect our financial condition and results of operations.
Our inability to effectively identify, enter into, manage and benefit from strategic alliances, may limit our ability to pursue certain growth objectives and/or strategies.
Our reputation is important to our growth and success. As a leader in an emerging technology industry, we recognize the value in identifying, selecting and managing key strategic alliances. We are mainly focusing our business on the specific products we deliver and pursuit of strategic alliances with other companies could allow us to provide customers with integrated or other new products, services, or technology advancements derived from the alliances. To be successful, we must first be able to define and identify opportunities which align with our growth plan. Additionally, we cannot be certain that our alliance partners will provide us with the support we anticipate, that such alliance or other relationships will be successful in developing our technology for use with their intended products, or that any alliances or other relationships will be successful in manufacturing and marketing integrated products. Our success is also highly dependent upon our ability to manage the respective parameters of all strategic alliances, promote the benefits to us, and to not prohibit or discourage other opportunities which may be beneficial to us in the future. Also, certain provisions of alliance agreements may include restrictions that limit our ability to independently pursue or exploit the developments under such strategic alliances. Currently, we have alliances with several partners both in the U.S. and throughout the world. We anticipate that future alliances may also be with foreign partners or entities. As a result, such alliances may be subject to the political climate and economies of the foreign countries where such partners reside and operate. If the strategic alliances we pursue are not successful, our business and prospects could be negatively affected.
Should a catastrophic event or other significant business interruption occur at any of our facilities, we could face significant reconstruction or remediation costs, penalties, third party liability and loss of production capacity, which could adversely affect our business.
Weather conditions, natural disasters or other catastrophic events could cause significant disruptions in operations, including, specifically, disruptions at our manufacturing facilities or those of our major suppliers or customers. In turn, the quality, cost and volumes of the products we produce and sell could be unexpectedly, negatively affected, which will impact our sales and profitability. Natural disasters or industrial accidents could also damage our manufacturing facilities or infrastructure, or those of our major suppliers or major customers, which could affect our costs and production volumes. For example, currently, our sole manufacturing facilities for electrode and microelectronics are located in San Diego, California, an area known for natural wildfires and earthquakes. However, we are in the process of opening a second manufacturing facility in Peoria, Arizona, which will provide for an alternative manufacturing location in the event we are impacted by a catastrophic event or other significant business interruption at one of our manufacturing locations.
War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing partners and customers. Our business operations are subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to produce and deliver products to our customers, including channel partners, or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing partners and component suppliers. The majority of our research and development activities, our corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing partners, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses could be incurred and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. While we may purchase insurance policies to cover the direct economic impact experienced following a natural disaster occurring at one of our own facilities, there can be no assurance that such insurance policies will cover the full extent of our financial loss nor will they cover losses which are not economic in nature such as, for example, our business and reputation as a reliable supplier.

We may be subject to information technology systems failures, network disruptions and breaches in data security.
Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, processing of transactions or reporting of financial results, or causing the unintentional disclosure of confidential information of our own or of our customers. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and certain employees, in our data centers and on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. While management has taken steps to address these concerns by implementing certain data and system redundancy, hardening and fail-over along with other network security and internal control measures, there can be no assurance that the measures we have implemented to date would be sufficient in the event of a system failure, loss of data or security breach. As a result, in the event of such a failure, loss of data or security breach, our financial condition and operating results could be adversely affected.
Our ability to match our production plans for our ultracapacitor products to the level of product actually demanded by customers has a significant effect on our sales, costs and growth potential.
Customers' decisions are affected by market, economic and government regulation conditions which can be difficult to accurately gauge in advance. In addition, many of the markets for our ultracapacitor products are within emerging industries and as such it is difficult to predict our future customer demands. Failure to provide customers and channel partners with demanded quantities of our products could reduce our sales. Conversely, increased capacity which exceeds actual customer demands for our products increases our costs and, consequently, reduces our profit margins on the products delivered. Although we have implemented policies and procedures for refining the forecasting methods used by customers and a more sophisticated mechanism for gauging the sales pipeline to better project timing of new customer demand, there can be no assurance that these mechanisms will match our production plans with customer demands. Additionally, we are continuing to develop new and improved products, which may require the implementation of new manufacturing processes and equipment lines. As a result of all of these factors, we could fail to meet revenue or profit margin targets.
We have identified material weaknesses in our internal control over financial reporting, and if we fail to remediate these weaknesses and implement and maintain effective internal controls over financial reporting, then our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data.
Implementing and maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In evaluating the effectiveness of our internal controls over financial reporting as of December 31, 2012, management concluded that there were material weaknesses in internal control over financial reporting related to our past revenue recognition practices for sales to certain distributors and one non-distributor customer, as the criteria for revenue recognition were not met at the time of product sale when revenue was originally recorded for these sales. As a result, we recognized revenue prematurely. These errors resulted in the restatement of certain of our previously reported financial statements. These control deficiencies could result in misstatements of revenue and accounts receivable balances and related disclosures that would result in material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that each of these control deficiencies constitutes a material weakness. The specific material weaknesses are:

•
we did not maintain adequately designed controls to ensure accurate recognition of revenue in accordance with GAAP. Specifically, controls were not effective to ensure that deviations from contractually established sales terms were authorized, communicated, identified and evaluated for their potential effect on revenue recognition; and

•
we did not adequately train and supervise sales personnel to ensure that such personnel were appropriately conscious of the requirement to communicate deviations from contractually established sales terms to finance and accounting personnel in order for revenue recognition in our financial statements to be accurately recorded.

Although our restated financial statements have been filed with the SEC, we are in the process of remediating the material weaknesses identified above by, among other things, improving procedures to ensure the proper communication, approval and accounting review of deviations from sales contracts and providing periodic training and a formal revenue recognition policy to sales personnel and others involved in negotiating contractual sales terms in order to improve awareness and understanding of revenue recognition principles under U.S. generally accepted accounting principles. We do not know the timeframe needed to fully remediate the material weaknesses identified. If we fail to remediate these material weaknesses or fail to otherwise maintain effective controls over financial reporting in the future, we might not be able to prevent or detect on a timely basis a material misstatement of our financial statements, which could cause investors and other users to lose confidence in our financial data.
Our reputation could be damaged as a result of negative publicity.
We depend upon our reputation to compete for customers, suppliers, investors, strategic partners and personnel. Unfavorable publicity can damage our reputation and negatively impact our economic performance. The restatement of our prior periods financial statements contained within this report, and the underlying business causes of such restatement, could damage our reputation. Further, the material weaknesses discovered in our internal controls which could lead to reduced confidence in our financial data or financial performance could also adversely impact our reputation, although we are making efforts to mitigate this risk by initiating remedial measures to correct the material weaknesses in our internal controls. There can be no assurance that unfavorable publicity arising from the forgoing will not have a material adverse effect on our business.
We may not be able to obtain sufficient capital to meet our operating or other needs, which could require us to change our business strategy and result in decreased profitability and a loss of customers. Namely, as a result of our restatement of past financial statements, we are in violation of certain terms of our credit facility and, similarly, our shelf registration statement is ineffective, both of which impact our access to capital funding.
We believe that in the future we may need a substantial amount of additional capital for a number of potential purposes in furtherance of our strategic missions and growth objectives. For example, to meet potential demand for our products, particularly for our ultracapacitor products, we will need to spend significant amounts of money on customized production equipment and cash generated by our operations may not be sufficient to cover these investments. Further, as stated above, additional capital may be required to execute on our strategies related to continued expansion into commercial markets, development of new products and technologies and acquisition of new or complementary businesses, product lines or technologies.
In December 2011, we obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Credit Facility”). Under the terms of the Credit Facility, repayment of amounts owed pursuant to the Credit Facility accelerated in the event that the Company is in violation of the representations, warranties and covenants made in connection with obtaining the Credit Facility. These term and conditions include certain restrictions and financial covenants, including, specifically, requirements that we attain certain levels of financial performance. As a result of the restatement of certain prior period financial statements within this Annual Report, beginning on December 31, 2011, we are in violation of the terms of the Credit Facility. As such, the bank's obligation to provide further credit under the Credit Facility has ceased and terminated and we are currently unable to borrow additional amounts under this facility to fund our operations or growth. Further, as a result of the violation of the terms of the Credit Facility, the bank could have exercised its right to immediately call the outstanding balance under this facility, which was $3.9 million as of December 31, 2012. However, in June 2013, we entered into a forbearance agreement with the bank (“the Forbearance Agreement”). Pursuant to the terms of the Forbearance Agreement, the bank agreed to forbear from further exercise of its rights and remedies to call our outstanding debt obligation under the Credit Facility in connection with the event of default for a period terminating on the earlier of September 30, 2013, or the occurrence of any additional events of default. This violation of the terms of our Credit Facility may affect our ability to obtain additional financing on acceptable terms in the future. Refer to Note 7 to our consolidated financial statement contained in Item 8 of this Annual Report for additional information concerning the events of default under our Credit Facility.
In addition, in April 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. In August 2011, the registration statement was declared effective by the SEC, which initially allowed us to access the capital markets for the three year period following this effective date, or through August 2014. To date, we have raised $10.3 million pursuant to this shelf registration statement. As a result of the restatement of certain prior period financial statements within this Annual Report, and because we have not filed amended annual and quarterly reports with the SEC for the prior periods that were restated, we are no longer in compliance with the ongoing eligibility requirements of the shelf registration statement and the shelf registration statement is therefore no longer effective. As such, no further common stock, warrants or debt securities may be issued pursuant to this registration statement. Consequently, we are unable to access the capital markets for additional funding through this mechanism until we complete the registration requirements in compliance with Section 5 of the Securities Act of 1933, including filing a new registration statement, such as, for example, on Form S-1, and having such registration statement declared effective.
In the future, there can be no assurance that financing will be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we may be required to change or delay our planned growth, which could result in decreased revenues and profits and loss of customers. Also, if we are to raise additional funds by issuing equity, the issuance of additional shares will result in dilution to our current stockholders. If additional financing is accomplished by the issuance of debt, the service cost, or interest, will reduce net income or increase net loss, and we may also be required to issue warrants to purchase shares of common stock in connection with issuing such debt.
Unfavorable results of legal proceedings could materially adversely affect us.
We are subject to various legal proceedings and claims that have arisen out of the ordinary conduct of our business and are not yet resolved, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and could cause significant expense and diversion of management attention. From time to time, we are involved in major lawsuits concerning intellectual property, torts, contracts, shareholder litigation, administrative proceedings and other matters, as well as governmental inquiries and investigations, the outcomes of which may be significant to our results of operations or limit our ability to engage in our business activities. In recognition of these considerations, we may enter into material settlements to avoid ongoing costs and efforts in defending or pursuing a matter. Should we fail to prevail in certain matters, or should several of these matters be resolved against our favor in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that could adversely affect our business, financial condition and operating results. While we have insurance related to our business operations, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. We have recorded reserves for potential liabilities where we believe the liability to be probable and reasonably estimable. However, our actual costs may be materially different from this estimate.
For example, in the first and second quarters of 2013, we were served with a series of complaints, as articulated in Item 3 - Legal Proceedings, alleging that we issued materially false and misleading statements regarding our financial performance and business prospects and overstated our reported revenue thereby causing economic harm to shareholders who purchased stock during a particular time period. This lawsuit could be, in addition to requiring the payment of an economic damages claim as well as other indemnification obligations , both time-consuming and disruptive to the employees and affiliates involved in or supporting the defense of this action. Additionally, our reputation could be harmed as a result of the allegations asserted in public statements and court documents throughout the course of the action. Consequently, our financial condition or operating results could be materially and adversely harmed.
The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.
As of December 31, 2012, we had approximately $239.1 million of U.S. federal tax and state tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on both our ability to generate future taxable income as well as the absence of certain “ownership changes” to our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. The issuance of shares of our common stock, including the issuance of shares of common stock upon future conversion or exercise of outstanding stock options, could cause such an “ownership change”. Such limitations triggered by an “ownership change”, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset any future taxable income.
Our stock price continues to be volatile.
Our stock has at times experienced substantial price volatility due to a number of factors, including but not limited to the various factors set forth in this "Risk Factors" section, as well as variations between our actual and anticipated financial results, announcements by us or our competitors, and uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies' operating performance. Furthermore, we believe our stock price may reflect certain future growth and profitability expectations. If we fail to meet these expectations then our stock price may significantly decline which could have an adverse impact on investor confidence and employee retention.
Anti-takeover provisions in our certificate of incorporation and bylaws could prevent certain transactions and could make a takeover more difficult.
Some provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our stockholders.  We have a classified board of directors, which means that our directors are divided into three classes that are elected to three-year terms on a staggered basis.  Since the three-year terms of each class overlap the terms of the other classes of directors, the entire board of directors cannot be replaced in any one year.  Furthermore, our certificate of incorporation contains a “fair price provision” which may require a potential acquirer to obtain the consent of our board to any business combination involving us.  Our certificate of incorporation and bylaws also contain provisions barring stockholder action by written consent unless first approved by a majority of the disinterested directors, and the calling by stockholders of a special meeting.  Amendment of such provisions requires a super majority vote by the stockholders, except with the consent of the board of directors and a majority of the disinterested directors in certain circumstances.
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
Our primary operations are in San Diego, California and Rossens, Switzerland and we are in the process of opening a production facility in Peoria, Arizona. In San Diego, we occupy a 45,000 square foot manufacturing facility under a lease that expires in July 2015. In addition, we have a 36,400 square foot facility in San Diego for our principal research and development operations under a lease that expires in December 2018. We also occupy a 30,500 square foot corporate office located in San Diego under a lease that expires in December 2022 and we have one additional five-year renewal option thereafter. Our Peoria, Arizona facility occupies 123,000 square feet under a lease that expires in June 2022 and we have two additional five-year options thereafter. We also lease a research, manufacturing and marketing facility in Rossens, Switzerland occupying 60,800 square feet under a lease that expires in December 2019 and we have two additional five year renewal options thereafter.
We have a 9,600 square foot sales office in Shanghai, China under a lease expiring in December 2016, and have a priority right with the landlord to renew the lease term for this facility. We also have small sales offices in Munich, Germany and Great Yarmouth, United Kingdom, under lease arrangements.
We believe that we have sufficient space to support forecasted increases in production volume and that our facilities are adequate to meet our needs for the foreseeable future. For additional information regarding our expected capital expenditures in fiscal 2013, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.
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
FCPA Matter
As a result of being a publicly traded company in the U.S., we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or retaining business. Beginning in 2009, we conducted an internal review into payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. In January 2011, we reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities laws violations. We settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, we agreed to pay a total of approximately $6.4 million in profit disgorgement and prejudgment interest, in two installments, with almost $3.2 million paid in each of the first quarters of 2011 and 2012. Under the terms of the settlement with the DOJ, we agreed to pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011 and $2.3 million paid in each of the first quarters of 2012 and 2013. As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If we remain in compliance with the terms of the DPA, at the conclusion of the term, the charges against us asserted by the DOJ will be dismissed with prejudice. Further, under the terms of each agreement, we will periodically report to the SEC and DOJ on our internal compliance program concerning anti-bribery. As of December 31, 2012, $2.3 million was included in “accounts payable and accrued liabilities” on the accompanying consolidated balance sheet and this final payment was paid in full as of January 25, 2013.
Customer Bankruptcy Matter
In January 2011, we attended a bankruptcy proceeding for a previous customer in order to bid on certain intellectual property and physical assets that were being auctioned. During this proceeding, an offer for sale was presented for any and all potential claims held by the previous customer against us. While the nature of these potential claims was not specified, the offer was construed as including potential claims related to payments made to us by the customer prior to the previous customer filing bankruptcy, as well as a potential intellectual property dispute between us and the previous customer. At the January 2011 bankruptcy proceeding, we bid $250,000 to purchase from the bankruptcy estate the right to any and all claims against us stemming from rights held by the previous customer. The bankruptcy estate later declined that offer and in the interest of a more expedient resolution, we had recently increased our settlement offer to $750,000. In December 2012, the parties reached a final agreement for total consideration of $525,000 due from us to the bankruptcy estate for full and final release from any claims related only to the potential preference payment claim. The settlement amount was paid in full in February 2013. Concerning the potential intellectual property dispute, we believe this claim is meritless and that the chance of a significant loss with respect to this potential claim is remote. As of the quarter ended September 30, 2012, we had accrued a liability of $750,000 for the anticipated settlement of these potential claims. After consideration of the settlement of the preference claim matter in the amount of $525,000, the remaining balance of the accrual of $225,000 was reversed and credited to the statement of operations during the fourth quarter of 2012.
Securities Matter
In early 2013, we voluntarily provided information to the United States Attorney's Office for the Southern District of California and the U.S. Securities and Exchange Commission related to our announcement that we intend to file restated financial statements for fiscal years 2011 and 2012. We are cooperating with these investigations. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Securities Class Action Matter
From March 13, 2013 through April 19, 2013, four purported shareholder class actions were filed in the United States District Court for the Southern District of California against us and three of our current and former officers. These actions are entitled Foster v. Maxwell Technologies, Inc., et al., Case No. 13-cv-0580 (S.D. Cal. filed March 13, 2013), Weinstein v. Maxwell Technologies, Inc., et al., No. 13-cv-0686 (S.D. Cal. filed March 21, 2013), Abanades v. Maxwell Technologies, Inc., et al., No. 13-cv-0867 (S.D. Cal. filed April 11, 2013), and Mebarak v. Maxwell Technologies, Inc., et al., No. 13-cv-0942 (S.D. Cal. filed April 19, 2013). The complaints allege that the defendants made false and misleading statements regarding our financial performance and business prospects and overstated our reported revenue. The complaints purport to assert claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of all persons who purchased our common stock between April 28, 2011 and March 7, 2013, inclusive. The complaints seek unspecified monetary damages and attorneys' fees and costs. On May 13, 2013, four prospective lead plaintiffs filed motions to consolidate the four actions and to be appointed lead plaintiff. On June 11, 2013, the Court vacated the hearing on those motions and indicated that it would issue a written order in the near future. At this preliminary stage, we cannot determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of potential loss. Accordingly, we have not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
State Shareholder Derivative Matter
On April 11, 2013 and April 18, 2013, two shareholder derivative actions were filed in California Superior Court for the County of San Diego, entitled Warsh v. Schramm, et al., Case No. 37-2013-00043884 (San Diego Sup. Ct. filed April 11, 2013) and Neville v. Cortes, et al., Case No. 37-2013-00044911-CU-BT-CTL (San Diego Sup. Ct. filed April 18, 2013). The complaints name as defendants certain of our current and former officers and directors as well as our former auditor McGladrey LLP. We are named as a nominal defendant. The complaints allege that the individual defendants made or caused us to make false and/or misleading statements regarding our financial condition, and failed to disclose material adverse facts about our business, operations and prospects. The complaints assert causes of action for breaches of fiduciary duty for disseminating false and misleading information, failing to maintain internal controls, and failing to properly oversee and manage the company, as well as for unjust enrichment, abuse of control, gross mismanagement, professional negligence and accounting malpractice, and aiding and abetting breaches of fiduciary duty. The lawsuits seek unspecified damages, an order directing us to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits and other compensation, attorneys' and experts' fees, and costs and expenses. On May 7, 2013, the Court consolidated the two actions. We filed a motion to stay the consolidated action on July 2, 2013. Because this action is derivative in nature, it does not seek monetary damages from us. However, we may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Federal Shareholder Derivative Matter
On April 23, 2013 and May 7, 2013, two shareholder derivative actions were filed in the United States District Court for the Southern District of California, entitled Kienzle v. Schramm, et al., Case No. 13-cv-0966 (S.D. Cal. filed April 23, 2013) and Agrawal v. Cortes, et al., Case No. 13-cv-1084 (S.D. Cal. filed May 7, 2013). The complaints name as defendants certain of our current and former officers and directors and name us as a nominal defendant. The complaints allege that the individual defendants caused or allowed us to issue false and misleading statements about our financial condition, operations, management, and internal controls and falsely represented that we maintained adequate controls. The complaints assert causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits seek unspecified damages, an order directing us to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits, and other compensation, attorneys' and experts' fees, and costs and expenses. On June 10, 2013, the parties filed a joint motion to consolidate the two actions. The Court has not yet ruled on that motion. Because this action is derivative in nature, it does not seek monetary damages from us. However, we may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Shareholder Demand Letter Matter
On April 9, 2013, Stephen Neville, a purported shareholder of the Company, sent a demand letter to us to inspect our books and records pursuant to California Corporations Code Section 1601. The demand sought inspection of documents related to our March 7, 2013 announcement that we would be restating our previously-issued financial statements for 2011 and 2012, board minutes and committee materials, and other documents related to our board or management discussions regarding revenue recognition from January 1, 2011 to the present. We responded by letter dated April 19, 2013, explaining why we believed that the demand did not appear to be proper. Following receipt of a second letter from Mr. Neville dated April 23, 2013, we explained by letter dated April 29, 2013 why we continue to believe that the inspection demand appears improper. We have not received a further response from Mr. Neville regarding the inspection demand. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been quoted on the NASDAQ Global Market under the symbol “MXWL” since 1983. The following table sets forth the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
Year Ended December 31, 2012
First Quarter	$21.10	$16.25
Second Quarter	17.88	6.13
Third Quarter	8.95	5.88
Fourth Quarter	8.40	6.18
Year Ended December 31, 2011
First Quarter	$19.65	$15.25
Second Quarter	18.93	13.78
Third Quarter	20.49	13.81
Fourth Quarter	21.49	14.25
As of July 24, 2013, there were 311 registered holders of our common stock, and 429 registered holders of restricted common stock that was granted under our equity compensation plans. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
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
Recent Sales of Unregistered Securities
None.
Equity Compensation Plans
The information required by this item is incorporated by reference to Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters, included in this Annual Report.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our Common Stock, the NASDAQ Composite Index and the Russell 2000. Total stockholder returns for prior periods are not an indication of future investment returns.

Item 6.	Selected Financial Data
The selected consolidated financial data presented below is for each fiscal year in the five-year period ended December 31, 2012. The selected consolidated financial data for the fiscal year ended December 31, 2011 has been restated to reflect adjustments to our previously issued financial statements as more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report, and in Note 2, Restatement of Previously Issued Financial Statements and Financial Information, and Note 15, Unaudited Quarterly Financial Information, of the Consolidated Financial Statements, included in Item 8 of this Annual Report. The financial data for the years ended December 31, 2012, 2011 and 2010 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Annual Report on Form 10-K. The financial data for the years ended December 31, 2009 and 2008 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Years Ended December 31,
		2011
	2012	(Restated)	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$159,258	$147,176	$121,882	$101,315	$80,439
Net income (loss)	$7,174	$(1,438)	$(6,056)	$(22,912)	$(14,808)
Net income (loss) per share
Basic	$0.25	$(0.05)	$(0.23)	$(0.94)	$(0.71)
Diluted	$0.25	$(0.05)	$(0.23)	$(0.94)	$(0.71)

	As of December 31,
		2011
	2012	(Restated)	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$176,472	$154,746	$149,811	$128,819	$102,313
Cash, cash equivalents and restricted cash	$28,739	$29,289	$47,829	$37,582	$20,576
Short-term borrowings and current portion of long-term debt	$9,452	$5,431	$3,511	$5,245	$18,888
Long-term debt, excluding current portion	$83	$68	$12,608	$11,452	$582
Stockholders’ equity	$124,933	$101,044	$88,023	$77,992	$63,247
Shares outstanding	29,162	28,174	27,182	26,321	22,521

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations for the years ended December 31, 2012, 2011 and 2010 should be read in conjunction with our consolidated financial statements and the related notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. In addition, the discussion contains forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, deferred income taxes, the incurrence of warranty obligations, stock compensation expense, impairment of goodwill and other intangible assets, strategies, future revenues and other operating results, cash balances and access to liquidity, the cost to complete certain projects, the probability that the performance criteria of restricted stock awards will be met and accruals for estimated losses from legal matters. For further discussion regarding forward looking statements, see the section of this Annual Report on Form 10-K entitled Special Note Regarding Forward-Looking Statements.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Overview of Restatement

•	Executive Overview

•	2012 Highlights

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Critical Accounting Estimates

•	Impact of Inflation

•	Pending Accounting Pronouncements

•	Off Balance Sheet Arrangements
Overview of Restatement
In this annual report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2012, Maxwell Technologies, Inc. ("we", the "Company"):

•
restates its Consolidated Balance Sheet as of December 31, 2011, and the related Consolidated Statements of Operations, Stockholders' Equity, Comprehensive Income, and Cash Flows for the fiscal year ended December 31, 2011;

•	restates its Item 6, “Selected Financial Data,” in Item 6 for fiscal year 2011;

•	amends its Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 7 as it relates to the fiscal year ended December 31, 2011; and

•
restates its Note 15, Unaudited Quarterly Financial Information, in Item 8 for the first three fiscal quarters in the fiscal year ended December 31, 2012 and each of the quarterly periods in the fiscal year ended December 31, 2011.

Background on the Restatement
Audit Committee's Investigation
In January 2013, following receipt of information concerning potential revenue recognition issues, the Audit Committee of the Board of Directors engaged independent legal counsel and forensic accountants to conduct an investigation concerning the potential issues and to work with management to determine the potential impact on accounting for revenue. In February 2013, as a result of the findings of the Audit Committee's investigation to date, we determined that certain of our employees had engaged in conduct which resulted in revenue being recorded in periods prior to the criteria for revenue recognition under U.S. generally accepted accounting principles being satisfied.

The investigation revealed arrangements with three of our distributors regarding extended payment terms, and with one of our distributors regarding return rights and profit margin protection, for sales to such distributors with respect to certain transactions. In addition, arrangements were revealed with one non-distributor customer to honor transfer of title at a date later than the customer's purchase orders indicated. Based on the results of its investigation, the Audit Committee determined that these arrangements had not been communicated to our finance and accounting department, or to our CEO, and therefore, had not been considered when revenue was originally recorded. Based on the terms of the agreements with these customers as they were known to our finance and accounting department, it had been our policy to record revenue related to shipments as title passed at either shipment from our facilities or receipt at the customer's facility, assuming all other revenue recognition criteria had been achieved. In addition to the arrangements noted above, the investigation uncovered an error on an individual transaction where a customer was given extended payment terms but those terms were not considered when revenue was originally recognized. As a result of the arrangements discovered during the investigation, we do not believe that a fixed or determinable sales price existed at the time of shipment, nor was collection reasonably assured, at least with respect to certain transactions. In addition, revenue related to certain shipments to the one non-distributor customer was recorded before the actual transfer of title and the satisfaction of our obligation to deliver the products. Therefore, revenue from these sales should not have been recognized at the time of shipment.
Based on the arrangements with customers revealed in the investigation that were not considered when revenue was originally recognized, we determined the following:

•
Beginning in the period in which the investigation revealed arrangements regarding extended payment terms for certain sales to three distributors, we determined it is appropriate to defer revenue recognition on all sales to these distributors from the period of shipment to the period of cash receipt. For these three distributors, revenue recognition in the period of cash receipt was determined to be appropriate beginning in the fourth quarter of 2011.

•
Beginning in the period in which the investigation revealed return rights and profit margin protection for one distributor, we determined it appropriate to defer revenue recognition until we determine that the distributor is not entitled to any further returns or credits. For this distributor, the deferral of revenue until we determine that the distributor is not entitled to any further returns or credits was determined to be appropriate beginning in the fourth quarter of 2011. At such time as this determination is made, which is currently anticipated to occur in the second half of the fiscal year 2013, previous sales for which revenue has been deferred, net of any credits or returns that may be made by the distributor, will be recognized as revenue.

•
For the arrangements with the non-distributor customer to honor transfer of title at a date later than the customer's purchase order indicated, we determined it appropriate to defer revenue recognition to the period in which we agreed to honor transfer of title.

•
For the individual transaction where a customer was given extended payment terms which were not considered when revenue was originally recognized in the first quarter of 2011, revenue recognition when the cash was received, which was in the second quarter of 2011, was determined to be appropriate.

Management's Subsequent Internal Review
Once the audit committee investigation was complete, management of the Company conducted a review beginning with the first quarter of 2009 through the first quarter of 2013 to ensure that all sales arrangements had been detected and accounted for appropriately. During this review, we noted that there were a number of quarter end revenue cut-off errors wherein revenue was recorded prior to the transfer of title to the customer and the satisfaction of our obligation to deliver the products. We have corrected these errors occurring in the first quarter of 2011 through the third quarter of 2012 by moving the revenue recognition for these items to the period in which delivery actually occurred.
Results of the Audit Committee's Investigation and Management's Internal Review
Based on the findings of the investigation, as previously reported in our current report on Form 8-K dated March 7, 2013, the Audit Committee, in consultation with management and the Board of Directors, concluded that our previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2011, and the quarterly reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, should no longer be relied upon. Accordingly, the accompanying consolidated financial statements for the first three quarters of the fiscal year ended December 31, 2012, for the fiscal year ended December 31, 2011, and for each of the interim periods within the fiscal year ended December 31, 2011, have been restated in this Annual Report on Form 10-K.

As a result of the Audit Committee's investigation, certain employees were terminated and our Sr. Vice President of Sales and Marketing resigned as reported in our current report on Form 8-K dated March 7, 2013.
In connection with the errors identified during the investigation resulting in the restatement of previously reported financial statements, we identified control deficiencies in our internal control over financial reporting that constitute material weaknesses. For a discussion of our disclosure controls and procedures and the material weaknesses identified, see Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.
Our previously filed annual report on Form 10-K for the fiscal year ended December 31, 2011, and our quarterly reports on Form 10-Q for the periods affected by the restatements, have not been amended. Accordingly, investors should no longer rely upon our previously released financial statements for any quarterly or annual periods after and including March 31, 2011, and any earnings releases or other communications relating to these periods. See Note 2, Restatement of Previously Issued Financial Statements and Financial Information, and Note 15, Unaudited Quarterly Financial Information, of the Notes to the Consolidated Financial Statements, in this Annual Report for the impact of these adjustments for the full fiscal year ended December 31, 2011, and the first three quarters of the fiscal year ended December 31, 2012 and each of the quarterly periods in the fiscal year ended December 31, 2011, respectively.
Restatement Adjustments
Restatement Adjustments Related to Sales Arrangements
Several adjustments were made to our previously filed consolidated financial statements as a result of the restatement in order to reflect revenue recognition in the appropriate periods as discussed above. Accordingly, for the subject sales transactions, revenue and accounts receivable balances were reduced by an equivalent amount in the period that the sale was originally recorded as revenue, and revenue was increased in the subsequent period in which the criteria for revenue recognition were met. Further, for the subject sales transactions, cost of revenue was reduced, and inventory was increased, in the period that the sale was originally recorded as revenue, and cost of revenue was increased, and inventory was reduced, in the period the sale was ultimately recorded as revenue. However, for sales to one distributor in which revenue is being deferred until we determine that the distributor is not entitled to any further returns or credits, as discussed above, the increase to revenue, and the related reduction to inventory and increase to cost of revenue, will be recorded in a future period when this determination is made.
The adjustments also reflect the impacts of adjusting our returns reserves for certain stock rotation rights of the distributors, and adjusting our reserves for allowances for doubtful accounts, as well as commissions expense, although these changes were not material.
In addition to the adjustments to revenue, accounts receivable, inventory and cost of revenue, inventory reserves balances and cost of revenue were adjusted in relation to the adjustments to inventory discussed above, in order to reflect inventory ultimately recorded on our balance sheets at its lower of cost or market value.
Other Restatement Adjustments
Since our determination to restate previously issued financial statements constituted an event of default under the terms of our credit facility, the bank had the right to require immediate payment of the outstanding borrowings. As a result, restatement adjustments were recorded to reclassify the amounts outstanding under the credit facility from long-term debt to current liabilities as of each respective balance sheet date. In addition, an insignificant amount of debt issuance costs were reclassified from a long-term asset to a short-term asset, consistent with the classification of the related debt. In June 2013, we entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies to call our outstanding debt under the credit facility in connection with the events of default for a period terminating on the earlier of September 30, 2013 or the occurrence of any additional events of default.
Further, a restatement adjustment was made to reclassify a legal settlement with a customer from selling, general and administrative expense to contra-revenue in the second quarter of 2011 in the amount of for $2.6 million. Certain other immaterial adjustments were made in connection with the restatement, which increased our net loss by $153,000 for the year ended December 31, 2011, and decreased our net income by $170,000 for the nine months ended September 30, 2012.
The restatement adjustments did not impact our previously reported tax provision or benefit in any of the affected periods, other than a $54,000 decrease in the income tax provision for the quarter ended September 30, 2012, as all of the restatement adjustments were related to our U.S. operations, for which we have significant net operating loss carryforwards and have not recorded an income tax expense or benefit in any period to date. However, the restatement adjustments did impact the composition of our deferred tax assets and liabilities as of December 31, 2011 as presented in Note 10, Income Taxes, of the Notes to the Consolidated Financial Statements included in this Annual Report.
Total Restatement Adjustments
For the nine months ended September 30, 2012, the total restatement adjustments decreased revenue by $9.2 million and decreased previously reported net income by $4.3 million, or $0.15 per diluted share, to $4.3 million.
For the fiscal year ended December 31, 2011, the total restatement adjustments decreased revenue by $10.1 million and decreased previously reported net income by $2.3 million, or $0.08 per diluted share, to a net loss of $1.4 million. Of the restatement adjustments to revenue for the year ended December 31, 2011, $2.6 million represents the reclassification of a charge for the anticipated settlement of a legal matter with a customer from selling, general and administrative expense to contra-revenue, bringing the impact of the restatement adjustments to revenue for 2011, net of this reclassification, to a decrease of $7.5 million.
As of June 30, 2013, we had collected the related accounts receivable on all sales transactions that were subject to restatement for the year ended December 31, 2011 and the nine months ended September 30, 2012, with the exception of an insignificant amount that was subsequently credited certain customers.
Quarterly Effects of the Restatement
The following tables and subsequent sections discuss the effect of the restatement on quarterly revenue, gross profit, income (loss) from operations, net income (loss) and diluted net income (loss) per share for the nine months ended September 30, 2012, each of the first three quarters in the fiscal year ended December 31, 2012 and each of the four quarters in the fiscal year ended December 31, 2011. Note 15 to our consolidated financial statements sets forth unaudited, restated quarterly results of operations for the first three quarters in the fiscal year ended December 31, 2012 and each of the quarterly periods in the fiscal year ended December 31, 2011.

	Nine Months Ended September 30, 2012		Three Months Ended September 30, 2012		Three Months Ended June 30, 2012		Three Months Ended March 31, 2012
	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated
	(In thousands, except per share data)
Revenue	$123,993	$114,755	$43,907	$42,713	$40,856	$36,238	$39,230	$35,804
Gross profit	51,490	47,823	18,373	18,142	16,980	14,524	16,137	15,157
Income (loss) from operations	10,648	6,336	5,945	5,716	3,448	821	1,255	(201)
Net income (loss)	$8,565	$4,307	$5,403	$5,228	$2,658	$31	$504	$(952)
Diluted net income (loss) per share	$0.30	$0.15	$0.19	$0.18	$0.09	$—	$0.02	$(0.03)

	Three Months Ended December 31, 2011		Three Months Ended September 30, 2011		Three Months Ended June 30, 2011		Three Months Ended March 31, 2011
	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated
	(In thousands, except per share data)
Revenue	$42,493	$37,376	$41,096	$42,030	$38,463	$38,546	$35,259	$29,224
Gross profit	16,148	15,010	16,549	16,830	15,476	13,901	13,884	11,329
Income (loss) from operations	2,228	1,171	1,247	1,518	(1,619)	(602)	(73)	(2,591)
Net income (loss)	$1,572	$515	$298	$569	$(1,217)	$(200)	$196	$(2,322)
Diluted net income (loss) per share	$0.06	$0.02	$0.01	$0.02	$(0.04)	$(0.01)	$0.01	$(0.09)

2012
For the nine months ended September 30, 2012, the restatement adjustments decreased revenue by $9.2 million, from $124.0 million as previously reported, to $114.8 million, and decreased gross profit by $3.7 million, from $51.5 million as previously reported to $47.8 million. As a result of the restatement adjustments, for the nine months ended September 30, 2012, net income decreased by $4.3 million, from $8.6 million as previously reported, to $4.3 million, and diluted net income per share decreased by $0.15, from $0.30 as previously reported, to $0.15.
For the quarter ended September 30, 2012, the restatement adjustments decreased revenue by $1.2 million, from $43.9 million as previously reported, to $42.7 million, and decreased gross profit by $231,000, from $18.4 million as previously reported to $18.1 million. As a result of the restatement adjustments, for the quarter ended September 30, 2012, net income decreased by $175,000, from $5.4 million as previously reported, to $5.2 million, and diluted net income per share decreased by $0.01, from $0.19 as previously reported, to $0.18.
For the quarter ended June 30, 2012, the restatement adjustments decreased revenue by $4.6 million, from $40.9 million as previously reported, to $36.2 million, and decreased gross profit by $2.5 million, from $17.0 million as previously reported to $14.5 million. As a result of the restatement adjustments, for the quarter ended June 30, 2012, net income decreased by $2.6 million, from $2.7 million as previously reported, to $31,000, and diluted net income per share decreased by $0.09, from $0.09 as previously reported, to zero.
For the quarter ended March 31, 2012, the restatement adjustments decreased revenue by $3.4 million, from $39.2 million as previously reported, to $35.8 million, and decreased gross profit by $1.0 million, from $16.1 million as previously reported to $15.2 million. As a result of the restatement adjustments, for the quarter ended March 31, 2012, net income decreased by $1.5 million, from $504,000 as previously reported, to a net loss of $952,000 and diluted net income per share decreased by $0.05, from $0.02 as previously reported, to net loss per share of $0.03.

2011
For the quarter ended December 31, 2011, the restatement adjustments decreased revenue by $5.1 million, from $42.5 million as previously reported, to $37.4 million, and decreased gross profit by $1.1 million, from $16.1 million as previously reported to $15.0 million. As a result of the restatement adjustments, for the quarter ended December 31, 2011, net income decreased by $1.1 million, from $1.6 million as previously reported, to $515,000 and diluted net income per share decreased by $0.04, from $0.06 as previously reported, to $0.02.
For the quarter ended September 30, 2011, the restatement adjustments increased revenue by $934,000, from $41.1 million as previously reported, to $42.0 million, and increased gross profit by $281,000, from $16.5 million as previously reported to $16.8 million. As a result of the restatement adjustments, for the quarter ended September 30, 2011, net income increased by $271,000, from $298,000 as previously reported, to $569,000 and diluted net income per share increased by $0.01, from $0.01 as previously reported, to $0.02.
For the quarter ended June 30, 2011, the restatement adjustments increased revenue by $0.1 million, from $38.5 million as previously reported, to $38.5 million, and decreased gross profit by $1.6 million, from $15.5 million as previously reported to $13.9 million. As a result of the restatement adjustments, for the quarter ended June 30, 2011, net loss decreased by $1.0 million, from $1.2 million as previously reported, to $200,000 and diluted net loss per share decreased by $0.03, from $0.04 as previously reported, to $0.01.
For the quarter ended March 31, 2011, the restatement adjustments decreased revenue by $6.0 million, from $35.3 million as previously reported, to $29.2 million, and decreased gross profit by $2.6 million, from $13.9 million as previously reported to $11.3 million. As a result of the restatement adjustments, for the quarter ended March 31, 2011, net income decreased by $2.5 million, from $196,000 as previously reported, to a net loss of $2.3 million and diluted net income per share decreased by $0.10, from $0.01 as previously reported, to a net loss per share of $0.09.
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
Our primary objective is to grow revenue and profit margins by creating and satisfying demand for ultracapacitor-based energy storage and power delivery solutions. We are focusing on establishing and expanding market opportunities for ultracapacitors and being the preferred supplier for ultracapacitor products worldwide. We believe that the transportation industry represents the largest market opportunity for ultracapacitors, primarily for applications related to engine starting, electrical system augmentation, and braking energy recuperation and hybrid electric drive systems for transit buses, trucks and autos, and electric rail vehicles. Backup power and power quality applications, including instantly available power for uninterruptible power supply systems, and stabilizing the output of renewable energy generation systems may also represent significant market opportunities.
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
In 2012, revenues were $159.3 million, representing an overall increase of 8% compared with 2011. This revenue growth is primarily attributable to growth in our ultracapacitor sales, for which revenue increased by 10% to $96.0 million in 2012 compared with $86.8 million in 2011. Revenue growth for our ultracapacitor products was slower in 2012 when compared with the two prior fiscal years, in which ultracapacitor revenues increased by 27% in 2011 and 56% in 2010. This decline in the overall growth rate for our ultracapacitor products is primarily attributable to global economic conditions that reduced demand for certain product applications, particularly in the European wind energy and public transit vehicle markets. In addition, sales of ultracapacitor products for backup power applications declined in 2012, as a result of lower spending on information technology globally.
Revenues for our high voltage products were $45.6 million in 2012 compared with $42.3 million in 2011, while revenues for our microelectronics products were $17.7 million in 2012 compared with $18.0 million in 2011.
Overall gross profit margin for fiscal year 2012 increased to 41% compared with 39% in 2011, primarily due to cost efficiencies associated with greater volume as well as process improvements and other manufacturing cost reduction efforts.
As of December 31, 2012, we had cash and cash equivalents of $28.7 million. Management believes that this available cash balance, combined with cash we expect to generate from operations, will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months.
Going forward, we will continue to focus on growing our business and strengthening our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus will be to grow our ultracapacitor business through continued market penetration in primary applications, including automotive, transportation, renewable energy and backup power. In order to achieve our growth objectives, we will need to overcome risks and challenges facing our business. A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including some that are driven by government regulation or are highly dependent on government subsidy programs. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit bus and wind energy markets, which are heavily dependent on government regulation and subsidy. These markets may experience slower rates of growth compared with the past couple of years if there are changes or delays in government policies and subsidy programs that have historically supported our sales into these markets. Although we believe the long-term prospects for these markets remain positive, we are pursuing growth opportunities for our products in other vertical markets, including applications for back-up power, power quality and heavy vehicle engine starting, in order to further diversify our market presence and augment our long-term growth prospects.
Other significant risks and challenges we face include the ability to maintain profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; and hiring, developing and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on growing our revenues and profits, and on developing new products and promoting the value proposition of our products versus competing technologies. In addition, we are in the process of augmenting current manufacturing capacity and infrastructure, which we believe will be sufficient to accommodate anticipated growth in demand for our products.
2012 Highlights
During 2012, we continued to focus on researching new technologies, developing strategic alliances, introducing new products, increasing production capacity, reducing product costs, funding capital improvements, and improving production processes. Some of these efforts are described below:

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

•	In May, we announced that our Swiss subsidiary has launched a new line of CONDIS® capacitors and voltage dividers for medium voltage applications based on environmentally friendly technology.

•
Also in May, we announced the signing of a global distribution agreement with Digi-Key Corporation, a global electronic components distributor recognized by design engineers as having the industry's largest selection of electronic components available for immediate shipment, who will now distribute our products worldwide.

•
In June, R&D Magazine recognized our ultracapacitor-based Engine Start Module for medium and heavy duty trucks as one of the 100 most technologically significant products introduced into the marketplace over the past year, although sales of this product to date have not been significant.

•	In October, we announced that Automobili Lamborghini S.p.A. will incorporate our ultracapacitors to support a stop-start idle-elimination system in all Lamborghini's Aventador cars.

•
Also in November, we announced that our Swiss subsidiary has introduced a line of high voltage capacitors and capacitive voltage dividers that operate normally at temperatures down to minus 76º Fahrenheit for electric utility grid installations in regions that experience extremely low temperatures.

Results of Operations
The following table presents certain statement of operations data expressed as a percentage of revenue for the periods indicated:

	Years Ended December 31,
		2011
	2012	(Restated)	2010
Total revenue	100%	100%	100%
Cost of revenue	59%	61%	62%
Gross profit	41%	39%	38%
Operating expenses:
Selling, general and administrative	21%	24%	29%
Research and development	14%	15%	15%
Total operating expenses	35%	39%	44%
Operating income (loss)	6%	—%	(6)%
Other income, net	—%	1%	2%
Income (loss) from operations before income taxes	6%	1%	(4)%
Income tax provision	1%	2%	1%
Net income (loss)	5%	(1)%	(5)%
Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
Net income reported for 2012 was $7.2 million, or $0.25 per diluted share, compared with a net loss was $1.4 million, or $0.05 per diluted share, in 2011. Revenue grew by 8% in 2012 compared with 2011, while both cost of revenue and operating expenses declined as a percentage of revenue. During 2011, we recorded a reduction in revenue for the settlement of a legal matter with a customer of $2.6 million, and a gain on embedded derivatives and warrants of $1.1 million. During 2012, we continued to achieve improved operating results due to revenue growth combined with continued improvements in gross profit and operating margins.
Revenue and Gross Profit
The following table presents revenue, cost of revenue and gross profit for the years ended December 31, 2012 and 2011 (in thousands, except percentage):

	Year Ended December 31, 2012		Year Ended December 31, 2011
			(Restated)		Increase	% Change
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$159,258	100%	$147,176	100%	$12,082	8%
Cost of revenue	94,206	59%	90,106	61%	4,100	5%
Gross profit	$65,052	41%	$57,070	39%	$7,982	14%
Revenue in 2012 increased 8% to $159.3 million, compared with $147.2 million in 2011. Ultracapacitor product revenue increased by 10% to $96.0 million in 2012, compared with $86.8 million in the prior year. The increase in ultracapacitor revenue was influenced primarily by sales growth in the hybrid transit bus market, offset by lower sales for wind energy and certain backup power applications. Sales of high voltage capacitor products totaled $45.6 million for 2012, up 8% from the $42.3 million recorded in 2011. The increase in high voltage capacitor revenue was primarily due to changes in our pricing policy resulting in the denomination of most sales in the Swiss Franc instead of the Euro. Revenue from our microelectronic products was relatively flat year-over-year.

Beginning in the fourth quarter of the year ended December 31, 2011, for sales to three distributors, we began recognizing revenue upon collection of the sales price, rather than upon shipment, due to certain arrangements with these distributors related to payment terms on sales. In addition, for one distributor, also beginning in the fourth quarter of the year ended December 31, 2011, due to return rights and profit margin protection given to the distributor, we began deferring revenue on all sales until such time as the we determine the distributor is not entitled to any further returns or credits. As a result, for the year ended December 31, 2012, we deferred revenue recognition on $18.9 million in sales, and recognized $12.7 million of previously deferred revenue as revenue during the year. For the year ended December 31, 2011, we deferred revenue recognition on $10.8 million in sales, and recognized $3.2 million of previously deferred revenue as revenue during the year.
Related to the one distributor that was given return rights and profit margin protection for which we have deferred revenue on all sales beginning in the fourth quarter of the year ended December 31, 2011, this revenue will remain deferred until such time as the distributor confirms with us that they are not entitled to any further returns or credits. At such time as this determination is made, which is currently anticipated to occur in the second half of the fiscal year 2013, previous sales for which revenue has been deferred, net of any credits or returns that may be made by the distributor, will be recognized as revenue. As of December 31, 2012, cumulative sales to this distributor for which revenue has not yet been recognized is $5.6 million.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during 2012 compared with 2011, revenue was negatively impacted by $2.7 million.
The following table presents revenue mix by product line for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
		2011
	2012	(Restated)
Ultracapacitors	60%	59%
High-voltage capacitors	29%	29%
Microelectronics products	11%	12%
Total	100%	100%
Gross profit in 2012 increased $8.0 million, or 14%, to $65.1 million compared with 2011. As a percentage of revenue, gross profit increased to 41% in 2012 compared with 39% in 2011. Of the increase in gross profit in absolute dollars, $5.3 million related to an increase in the volume of sales, and $1.4 million was due to net reductions in product costs for our high voltage product line. In addition, there was an increase in gross profit in absolute dollars due to the classification as contra-revenue of a legal settlement expense related to a customer dispute recorded in 2011 of $2.6 million. Offsetting these increases was a decrease in gross profit in absolute dollars of $1.3 million related to the impact of changes in foreign currency exchange rates, primarily changes between the Swiss Franc and the U.S. Dollar.
Selling, General & Administrative Expense
The following table presents selling, general and administrative expense for the years ended December 31, 2012 and 2011 (in thousands, except percentage):

	Year Ended December 31, 2012		Year Ended December 31, 2011
			(Restated)		Decrease	% Change
	Amount	% of Revenue	Amount	% of Revenue
Selling, general and administrative	$33,656	21%	$35,218	24%	$(1,562)	(4)%
Selling, general and administrative expenses were 21% of revenue in 2012, compared with 24% in 2011, while total expense decreased by $1.6 million, or 4%. The decrease in absolute dollars was primarily attributable to a $1.9 million decrease in legal expenses related to the resolution of certain legal matters. In addition, there was a $1.2 million decrease in bonus expense, as no bonus expense was recorded for 2012 as the financial targets for our bonus program were not achieved, and $384,000 decrease in labor expense due to lower headcount. Offsetting these decreases, advertising costs and consulting fees increased by $1.5 million, primarily related to the roll out of a new ultracapacitor product, the Engine Start Module, increased participation in trade shows and other advertising media, and fees for marketing consultants. Further, there was an increase in net foreign exchange gains of $490,000.
As a result of the Audit Committee's investigation, management's internal review and the restatement of previously issued financial statements, we expect to incur additional selling, general and administrative expenses in fiscal 2013 in the range of approximately $4.0 million to $5.0 million. In addition, in connection with investigations by the SEC and DOJ related to our restatement of previously issued financial results, and other ongoing legal matters, we expect to incur significant legal expenses in 2013 and future periods until these matters are substantially resolved.
Research and Development Expense
The following table presents research and development expense for the years ended December 31, 2012 and 2011 (in thousands, except percentage):

	Year Ended December 31, 2012		Year Ended December 31, 2011
			(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Research and development	$21,700	14%	$22,356	15%	$(656)	(3)%
Research and development expense was $21.7 million in 2012 compared with $22.4 million in 2011, a decrease of approximately $656,000 or 3%. As a percentage of revenues, research and development expense was 14% in 2012 compared with 15% in 2011. The decrease in absolute dollars was primarily driven by a $584,000 decrease in salary and contract labor costs, primarily related to higher development expenses and contract labor costs incurred in 2011 for the design of the Engine Start Module. In addition, bonus expense decreased by $474,000, as no bonus expense was recorded for 2012 as the financial targets for our bonus program were not achieved. Offsetting these decreases, was a $357,000 increase in information technology expense, and a $242,000 increase in depreciation and amortization expense, associated with recent investments in our research and development facilities and infrastructure.
Gain on embedded derivatives
During the year ended December 31, 2011, we recorded a gain on embedded derivatives of $1.1 million. The gain recorded on the embedded derivatives represented the change in the fair market value on revaluation of the debenture conversion rights on the dates of conversion compared with the beginning of the year. In February 2011, the remaining principal balance of the convertible debentures was converted to shares of our common stock. As such, there was no impact to the consolidated statement of operations in 2012 related to the fair value measurement of these derivative instruments.
Provision for Income Taxes
We recorded an income tax provision of $2.3 million for the year ended December 31, 2012 compared with $1.9 million for the year ended December 31, 2011. This provision is primarily related to our Swiss operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2012. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
Year Ended December 31, 2011 Compared with Year Ended December 31, 2010
Net loss reported for 2011 was $1.4 million, or $0.05 per diluted share, compared with $6.1 million, or $0.23 per diluted share, for 2010. During 2011, we continued to achieve improved operating results due to revenue growth combined with improvements in gross profit and operating margins. Revenue grew by 21% in 2011 compared with 2010, while both cost of revenue and operating expenses declined as a percentage of revenue.
Revenue and Gross Profit
The following table presents revenue, cost of revenue and gross profit for the years ended December 31, 2011 and 2010 (in thousands, except percentage):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	(Restated)				Increase	% Change
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$147,176	100%	$121,882	100%	$25,294	21%
Cost of revenue	90,106	61%	74,995	62%	15,111	20%
Gross profit	$57,070	39%	$46,887	38%	$10,183	22%
Revenue in 2011 increased 21% to $147.2 million, compared with $121.9 million in 2010. Ultracapacitor product revenue increased by 27% to $86.8 million in 2011, compared with $68.5 million in the prior year. Sales of high voltage capacitor products totaled $42.3 million for 2011, up 18% from the $35.7 million recorded in 2010. Revenue from our microelectronic products was relatively flat year-over-year. The increase in revenue was influenced primarily by higher volume in our ultracapacitor product line associated with continuing strong demand for energy storage and power delivery systems for hybrid energy and electric transit vehicles and micro hybrid automotive systems, as well as backup power applications for enterprise computing systems, and the sale of our proprietary electrode material.
Beginning in the fourth quarter of the year ended December 31, 2011, for sales to three distributors, we began recognizing revenue upon collection of the sales price, rather than upon shipment, due to certain arrangements with these distributors related to payment terms on sales. In addition, for one distributor, also beginning in the fourth quarter of the year ended December 31, 2011, due to return rights and profit margin protection given to the distributor, we began deferring revenue on all sales until such time the distributor confirms with us that they are not entitled to any further returns or credits. As a result, we deferred revenue recognition on $10.8 million in sales for the year ended December 31, 2011, and recognized $3.2 million of previously deferred revenue as revenue during the year, whereas no revenues were similarly deferred during the year ended December 31, 2010.
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
The following table presents revenue mix by product line for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011
	(Restated)	2010
Ultracapacitors	59%	56%
High-voltage capacitors	29%	29%
Microelectronics products	12%	15%
Total	100%	100%
Gross profit in 2011 increased $10.2 million, or 22%, to $57.1 million compared with 2010. As a percentage of revenue, gross profit increased to 39% in 2011 compared with 38% in 2010. Of the increase in gross profit in absolute dollars, $8.4 million related to an increase in the volume of sales, and $4.5 million was due to net reductions in product costs for both our ultracapacitor and high voltage product lines. Offsetting these increases was a decrease in gross profit in absolute dollars due to the classification as contra-revenue of a legal settlement expense related to a customer dispute recorded in 2011 of $2.6 million, as well as a decrease of $91,000 related to net foreign exchange losses recorded in 2011 compared with net foreign exchange gains recorded in 2010. Product cost reductions related primarily to our high-voltage capacitors product line, and were due to price increases, material cost reductions, and a shift in sales mix to higher margin products. In addition, product design advancements allowed us to continue to reduce the product costs of our large cell ultracapacitor product line.
Selling, General & Administrative Expense
The following table presents selling, general and administrative expense for the years ended December 31, 2011 and 2010 (in thousands, except percentage):

	Year Ended December 31, 2011		Year Ended December 31, 2010		Increase	% Change
	(Restated)
	Amount	% of Revenue	Amount	% of Revenue
Selling, general and administrative	$35,218	24%	$35,646	29%	$(428)	(1)%
Selling, general and administrative expenses were 24% of revenue in 2011, compared with 29% in 2010, while total expense decreased by $428,000, or 1%. The decrease in absolute dollars was driven primarily by significant charges in 2010, including a $5.1 million charge related to settlement of the FCPA matter and an $880,000 charge related to an asset impairment. Offsetting these decreases, there was a $2.8 million increase in legal fees related to certain ongoing legal matters, including indemnification of certain past officers concerning the FCPA matter, efforts related to protection of our intellectual property, and other corporate matters. In addition, there was a decrease in net foreign exchange losses of $1.2 million, primarily due to a change in hedging strategy. In 2011, we recorded net foreign exchange losses of $498,000 compared with $1.7 million in net foreign exchange losses in 2010. Finally, there was an increase of $1.9 million in labor costs due to headcount growth in our sales and marketing operations.
Research and Development Expense
The following table presents research and development expense for the years ended December 31, 2011 and 2010 (in thousands, except percentage):

	Year Ended December 31, 2011		Year Ended December 31, 2010		Increase	% Change
	(Restated)
	Amount	% of Revenue	Amount	% of Revenue
Research and development	$22,356	15%	$17,736	15%	$4,620	26%
Research and development expense was $22.4 million in 2011 compared with $17.7 million in 2010, an increase of approximately $4.6 million or 26%. As a percentage of revenues, research and development expense was 15% in both 2011 and 2010. The increase in absolute dollars was driven by the continued expansion of our research and development activities, and relates primarily to an increase of $3.1 million in labor expense due to headcount additions, an increase of $1.6 million in facilities and information technology expenses related to expansion of our research and development facilities, and an increase of $1.2 million in expenses related to new product development and research programs partially funded by governments. These increases were offset by additional government funding of our research and development activities of $2.0 million, and an decrease in consulting expenses of $288,000 related to the development of new products.
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
Gain on embedded derivatives and warrants
The gain on embedded derivatives was $1.1 million in 2011 compared with $2.3 million in 2010. The gain recorded on the embedded derivative and warrants primarily represents the change in the fair market value on revaluation of the debenture conversion rights and warrants at the end of the year, or conversion dates, compared with the beginning of the year. In December 2010, the warrants were exercised in full, and in February 2011, the remaining principal balance of the convertible debentures was converted to shares of our common stock. Following these transactions, there will be no further impact to the consolidated statement of operations related to the fair value measurement of these derivative instruments and warrants.
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
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	Years Ended December 31,
		2011
	2012	(Restated)	2010
Total cash provided by (used in):
Operating activities	$(1,146)	$(5,101)	$8,748
Investing activities	(15,200)	(14,466)	(8,794)
Financing activities	15,569	10,432	9,920
Effect of exchange rate changes on cash and cash equivalents	227	(1,405)	373
Increase (decrease) in cash and cash equivalents	$(550)	$(10,540)	$10,247
Net cash used in operating activities was $1.1 million in 2012, compared with net cash used in operating activities of $5.1 million in 2011 and net cash provided by operating activities of $8.7 million in 2010. Net income in 2012 was $7.2 million compared with a net loss of $1.4 million in 2011, which contributed to the improvement in our operating cash flows in 2012 compared with 2011. The improvement in operating cash flows in 2012 compared with 2011 was also attributable to lower growth in accounts receivable in 2012 compared with 2011. Also, in 2012 and 2011, we made settlement payments to the SEC and DOJ totaling $5.4 million and $6.7 million, respectively, whereas no similar payments were made during 2010.
The usage of cash in operations in 2012 of $1.1 million related primarily to an increased inventory levels of $8.3 million and an increase in accounts receivable balances of $4.9 million, offset by a decrease in accounts payable and accrued liabilities of $3.1 million. The increase in inventories is primarily related to an increase in consigned inventory located at distributors, as we deferred revenue recognition on sales to certain distributors beginning in the fourth quarter of 2011. The increase in accounts receivable was primarily related to sales growth in 2012, as well as significant sales occurring in the last month of 2012. The decrease in accounts payable and accrued liabilities primarily relates to settlement payments totaling $5.4 million made to the SEC and DOJ during the first quarter of 2012.
Net cash used in investing activities was $15.2 million for the year ended December 31, 2012, compared with $14.5 million in 2011 and $8.8 million in 2010. Capital expenditures in 2012 were primarily focused on investments in increased production capacity, including equipment for our new manufacturing facility in Peoria, Arizona, and our corporate research and development facility in San Diego, California. Cash used in investing activities in 2011 and 2010 was primarily related to capital expenditures focused on investments in our corporate research and development facility, information technology infrastructure and increased production capacity.
Net cash provided by financing activities was $15.6 million for the year ended December 31, 2012, compared with $10.4 million in 2011 and $9.9 million in 2010. During the year ended December 31, 2012, cash proceeds resulted primarily from the issuance of common stock under a secondary security offering of $10.3 million and cash proceeds from our stock-based compensation plans of $1.8 million. During the year ended December 31, 2011, cash provided by investing activities included the release of $8.0 million in restricted cash upon the settlement of the remaining principal balance of our convertible debentures. During the year ended December 31, 2010, we received cash proceeds of $7.5 million from the exercise of stock warrants.
Liquidity
As of December 31, 2012, we had approximately $28.7 million in cash and cash equivalents, and working capital of $58.0 million. Although we have a credit facility consisting of a $15.0 million line of credit which has not been drawn upon to date, based on the events of default discussed below as a result of our restatement of previously issued financial statements, the bank's obligation to extend any further credit has ceased and terminated. As of December 31, 2012, $3.9 million was outstanding under the equipment term loan provided by the same credit facility. In June 2013, we entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies under the credit agreement to call our outstanding debt obligation in connection with the events of default for a specified period of time.

In April 2011, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. During the quarter ended March 31, 2012, we sold a total of 572,510 shares of our common stock for net proceeds of $10.3 million pursuant an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Citadel Securities LLC (“Citadel”) dated February 2012. Since then we have not sold any further shares under this program. As a result of the restatement within this annual report on Form 10-K of previously issued financial statements, we are no longer in compliance with the ongoing eligibility requirements of this shelf registration statement on Form S-3. Therefore, the shelf registration statement is no longer effective and no further securities may be issued pursuant to this registration statement.

Management believes that cash we expect to generate from operations, combined with available cash balances, will be sufficient to fund our operations, obligations as they become due, and capital equipment expenditures for at least the next twelve months. In addition, we may choose to issue additional debt to supplement our existing cash balances and cash from operating activities.
As of December 31, 2012, we have accrued $2.3 million for the remaining settlement payment to be made in connection with past FCPA violations, which was paid in the first quarter of 2013. In addition, we have an accrual of 650,000 Euro ($859,000 as of December 31, 2012) for settlement of a customer dispute, which is available to the customer as a discount on future purchases of our products through December 31, 2014. Any balance of this original, non-cash settlement value of 1.3 million Euro not used as product discount by December 31, 2014 will be payable in cash at that time.
Capital expenditures are expected to be approximately $22.4 million in 2013. Approximately fifty percent of our planned capital spending is focused on ultracapacitor production capacity expansion and investments to improve manufacturing processes, and twenty five percent of our planned capital spending is focused on product development. An additional ten percent will support our information technology infrastructure, and the remaining planned capital spending is primarily related to improvements in our facilities.
As of December 31, 2012, the amount of cash and short-term investments held by foreign subsidiaries was $8.0 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay taxes to repatriate these funds at a rate of approximately 5%.
Credit Facility
In December 2011, we entered into a credit agreement whereby we obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Credit Facility”). In general, amounts borrowed under the Credit Facility are secured by a lien on all of our assets other than our intellectual property. In addition, under the credit agreement, we are required to pledge 65% of our equity interests in our Swiss subsidiary. We have also agreed not to encumber any of our intellectual property. The agreement contains certain restrictive covenants that limit our ability to, amongst other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on our property; (iii) enter into a merger or similar transaction; (iv) invest in another entity; (v) declare or pay dividends; and (vi) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that we must meet during the term of the credit agreement include quarterly minimum liquidity ratios, minimum quick ratios and EBITDA targets and an annual net income target. Borrowings under the Credit Facility bear interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. Further, we incur an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit.
The Equipment Term Loan was available to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. During this period, we borrowed $5.0 million under the Equipment Term Loan.
As a result of the restatement of prior period financial statements reflected in this annual report on Form 10-K, as such financial information was previously submitted to the bank and has since proven to be materially incorrect, we were in default with respect to the terms of the credit agreement beginning in the fourth quarter of 2011. In addition, as a result of the restatement of these prior period financial statements, we were not in compliance with the financial covenant pertaining to the annual minimum net income target for the fiscal year ended December 31, 2011. These violations represent events of default under the terms of the Credit Facility. As a result of this noncompliance, the bank's obligation to extend any further credit has ceased and terminated.
In June 2013, we entered into a forbearance agreement with the bank (“the Forbearance Agreement”). Pursuant to the terms of the Forbearance Agreement, the bank agreed to forbear from further exercise of its rights and remedies under the credit agreement to call our outstanding debt in connection with the events of default for a period terminating on the earlier of September 30, 2013 or the occurrence of any additional events of default. In connection with the execution of the Forbearance Agreement, in June 2013, we posted a cash deposit of $1.8 million with the bank and granted the bank a security interest therein, which will remain restricted until the bank may determine to waive the existing events of defaults discussed above, or the loan is satisfied.
As of December 31, 2012, $3.9 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of December 31, 2012). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of December 31, 2012, no amounts were outstanding under the Revolving Line of Credit. Further, as of December 31, 2012, we were not eligible to borrow any additional amounts under the Credit Facility, as a result of the events of default discussed above.
Short-term borrowings
Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.3 million as of December 31, 2012) short-term loan agreement with a Swiss bank, which renews semi-annually and bears interest at 2.20%. Borrowings under the short-term loan agreement are unsecured and as of December 31, 2012 and 2011, the full amount of the loan was drawn.
Maxwell SA has a 2.0 million Swiss Franc-denominated (approximately $2.2 million as of December 31, 2012) credit agreement with a Swiss bank, which renews annually and bears interest at 2.4%. Borrowings under the credit agreement are unsecured and as of December 31, 2012 and 2011, the full amount available under the credit line was drawn.
Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of December 31, 2012) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of December 31, 2012 and 2011, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.
Other long-term borrowings
The Company has various financing agreements for vehicles. These agreements are for up to a three-year repayment period with interest rates ranging from 3.9% to 5.1%. At December 31, 2012 and 2011, $159,000 and $164,000, respectively, was outstanding under these agreements.
Dividends
Over the remaining term of the Credit Facility, which is scheduled to expire in April 2015, we are not permitted to declare or pay dividends.

Contractual Obligations

	Payment due by period (in thousands)
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations (1)	$23,487	$3,962	$7,645	$5,390	$6,490
Purchase commitments (2)	6,119	6,119	—	—	—
Debt obligations (3)	9,767	9,678	89	—	—
Pension benefit payments (4)	29,956	1,643	3,741	3,415	21,157
Legal settlements (5)	2,958	2,724	234	—	—
Total (6)	$72,287	$24,126	$11,709	$8,805	$27,647
 _____________

(1)	Operating lease obligations primarily represent building leases.

(2)	Purchase commitments primarily represent the value of non-cancelable purchase orders and an estimate of purchase orders that if canceled would result in a significant penalty.

(3)	Debt obligations represent long-term and short-term borrowings and interest payable of $232,000.

(4)	Pension benefit payments represent the expected amounts to be paid for pension benefits.

(5)	Amount represents payments due in connection with legal settlements.

(6)
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $243,000 of unrecognized tax benefits have been excluded from the contractual obligations table above.

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
Revenue Recognition
Nature of Estimates Required. Sales revenue is primarily derived from the sale of products directly to customers. Product revenue is recognized when all of the criteria for revenue recognition are met. Customer agreements and other terms of the sale are evaluated to determine when the criteria for revenue recognition have been met, and therefore when revenue should be recognized. Revenue recognition is deferred until all the criteria for revenue recognition have been met.
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
Beginning in the fourth quarter of 2011, for three distributors of our products, we offered extended payment terms which allowed these distributors to pay us after they received payment from their customer, with respect to certain sales transactions. Also beginning in the fourth quarter of 2011, for one other distributor of our products, we offered return rights and profit margin protection with respect to certain sales transactions. Therefore, for these four distributors, we determined that the revenue recognition criteria of SAB 101 and 104 were not met at the time of shipment, as there was no fixed or determinable price, nor was collection reasonably assured, at least with respect to certain sales transactions. As a result, for the three distributors provided with extended payment terms, which did not provide for a fixed or determinable price, we determined to defer the recognition of revenue on all sales beginning in the fourth quarter of 2011 to the period in which cash is received. For the one distributor provided with return rights and profit margin protection, for which we could not estimate exposure, we determined to defer the recognition of revenue on all sales beginning in the fourth quarter of 2011 until the distributor confirms with us that they are not entitled to any further returns or credits.
We deferred revenue recognition on approximately $18.9 million and $10.8 million of net sales for the years ended December 31, 2012 and December 31, 2011, respectively. Under these arrangements, we recognized revenue of $12.7 million and $3.2 million during the fiscal years 2012 and 2011, respectively. Payments from customers on net sales for which revenue has been deferred are included in deferred revenue in the amount of $6.4 million and $1.0 million as of December 31, 2012 and 2011, respectively. We have recorded the cost basis of related inventory shipped of approximately $9.2 million and $5.5 million at December 31, 2012 and 2011, respectively, in "inventory" in the condensed consolidated balance sheets. If we determine in the future that it is no longer appropriate to defer revenue recognition at the time of sale with respect to these four distributors, the related revenue of these sales will not be deferred and will therefore be recognized in earlier periods, compared with the fiscal years 2012 and 2011, when revenue was deferred on these sales.
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
Assumptions and Approach Used. Discount rate and expected return on assets are important elements of plan expense and asset and liability measurement. We evaluate these critical assumptions at least annually. In addition, we appraise the fair value of real estate assets annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The projected benefit obligation as of December 31, 2012 was $30.0 million and the fair value of plan assets was $36.9 million.
Stock-Based Compensation
Nature of Estimates Required. Our stock-based compensation awards include stock options, restricted stock, restricted stock units, and shares issued under our employee stock purchase plan. We record compensation expense for our stock-based compensation awards in accordance with the criteria set forth in the Stock Compensation Subtopic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Under the guidance, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. Although we do not currently grant stock option awards, we have historically used the Black-Scholes option pricing model to estimate the fair value of past stock option grants. The Black-Scholes model meets the requirements of the guidance, but the fair values generated by the model may not be indicative of the actual fair values of our equity awards. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model has been affected by our stock price and a number of assumptions, including expected volatility, expected life, a risk-free interest rate and expected dividends. The fair value of restricted stock and restricted stock units is based on the closing market price of our common stock on the date of grant. In addition, for restricted stock awards with performance-based vesting criteria, we estimate the probability of achievement of the performance criteria and recognize compensation expense related to those awards expected to vest.
Compensation expense equal to the fair value of each award is recognized ratably over the requisite service period. For restricted stock awards with vesting contingent on Company performance conditions, the requisite service period may be adjusted for changes in the expected outcomes of the related performance conditions, with the impact of such changes recognized as a cumulative adjustment in the consolidated statement of operations in the period in which the expectation changes.

Share-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest. The FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods with a cumulative adjustment if actual forfeitures differ from those estimates.
Assumptions and Approach Used. In determining the value of historical stock option grants, we estimated an expected dividend yield of zero because we have never paid cash dividends and have no present intention to pay cash dividends. In addition, over the remaining term of the Credit Facility, which is scheduled to expire in April 2015, we are not permitted to declare or pay dividends. Expected volatility was based on our historical stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of our underlying stock price that is expected over a period of time commensurate with the expected option life. The risk-free interest rate was derived from the zero coupon rate on U.S. Treasury instruments for the option’s expected life. The expected life calculation was based on the actual life of historical stock option grants.
For restricted stock awards with vesting contingent on the achievement of Company performance conditions, the amount of compensation expense is estimated based on the expected achievement of the performance condition. This requires us to make estimates of the likelihood of the achievement of Company performance conditions, which is highly judgmental. We base our judgments as to the expected achievement of Company performance conditions based on the financial projections of the Company that are used by management for business purposes, which represent our best estimate of expected Company performance. If it is unlikely that a performance condition will be achieved, no compensation expense is recognized unless is later determined that achievement of the performance condition is likely. Further, the requisite service period is estimated based on the expected achievement date of the performance condition.
We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of stock-based awards, we may be required to accelerate, increase or decrease any remaining, unrecognized stock-based compensation expense. To the extent that we grant additional stock-based awards, compensation expense will increase in relation to the fair value of the additional grants. Compensation expense may be significantly impacted in the future to the extent our estimates differ from actual results.
Income Taxes
Nature of Estimates Required. We record an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses, is not likely. Not included in the net operating loss deferred tax asset is approximately $9.8 million of deferred tax asset attributable to stock option exercises, restricted stock grants, and disqualifying dispositions of both incentive stock options and stock issued under the Company's ESPP. According to a provision within ASC 718, Stock Compensation, concerning when tax benefits related to excess stock option deductions can be credited to paid-in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate it is more likely than not than the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.
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
Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for any of our fiscal years in the three-year period ended December 31, 2012. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.
Pending Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. These standard updates will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the adoption of these standard updates to impact our financial position or results of operations, as they only require additional disclosure in our financial statements.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This standard update will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the adoption of this standard update to impact our financial position or results of operations, as it only requires additional disclosure in our financial statements.
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
Foreign Currency Risk
Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue, and operating expenses as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. As of December 31, 2012, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% on the foreign currency forward contracts would result in a hypothetical loss of $3.8 million, however, considering the offsetting impact of such a theoretical change in exchange rates on the underlying assets and liabilities being hedged, the hypothetical loss is only $14,000, which would be recorded in income from continuing operations in the consolidated statement of operations. For local currency debt carried by our Swiss subsidiary, the impact of a hypothetical 10% detrimental change in foreign currency exchange rates would result in a hypothetical loss of $620,000, which would be recorded in accumulated other comprehensive income on the consolidated balance sheet.
Interest Rate Risk
At December 31, 2012, we had approximately $9.5 million in debt, $83,000 of which is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet and statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $95,000 effect on interest expense.
Fair Value Risk
We have a net pension asset of $6.9 million at December 31, 2012, including plan assets of $36.9 million, which are recorded at fair value. The plan assets consist of 56% debt and equity securities, 39% real estate and 5% cash and cash equivalents. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. The fair value of debt and equity securities is determined based on quoted prices in active markets for identical assets and is subject to interest rate risk. We manage our risk by having a diversified portfolio. See Note 13 to the consolidated financial statements for further discussion on the pension assets.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto appear on pages 50 to 103 of this Annual Report on Form 10-K.
MAXWELL TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Maxwell Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule of Maxwell Technologies, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maxwell Technologies, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 1, 2013 expressed an adverse opinion on the effectiveness of Maxwell Technologies, Inc.’s internal control over financial reporting.
/s/    BDO USA LLP
San Diego, California
August 1, 2013

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
		2011
	2012	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$28,739	$29,289
Trade and other accounts receivable, net of allowance for doubtful accounts of $157 and $450 at December 31, 2012 and 2011, respectively	33,420	27,973
Inventories	41,620	33,234
Prepaid expenses and other current assets	3,228	3,152
Total current assets	107,007	93,648
Property and equipment, net	36,235	28,541
Intangible assets, net	669	1,111
Goodwill	25,416	24,887
Pension asset	6,939	6,359
Other non-current assets	206	200
Total assets	$176,472	$154,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,181	$36,100
Accrued warranty	269	258
Accrued employee compensation	4,743	6,343
Deferred revenue	6,408	1,042
Short-term borrowings and current portion of long-term debt	9,452	5,431
Deferred tax liability	980	499
Total current liabilities	49,033	49,673
Deferred tax liability, long-term	1,384	933
Long-term debt, excluding current portion	83	68
Other long-term liabilities	1,039	3,028
Total liabilities	51,539	53,702
Commitments and contingencies (Note 12 and Note 14)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,162 and 28,174 shares issued and outstanding at December 31, 2012 and 2011, respectively	2,913	2,815
Additional paid-in capital	267,623	252,907
Accumulated deficit	(158,134)	(165,308)
Accumulated other comprehensive income	12,531	10,630
Total stockholders’ equity	124,933	101,044
Total liabilities and stockholders’ equity	$176,472	$154,746

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
		2011
	2012	(Restated)	2010
Revenue	$159,258	$147,176	$121,882
Cost of revenue	94,206	90,106	74,995
Gross profit	65,052	57,070	46,887
Operating expenses:
Selling, general and administrative	33,656	35,218	35,646
Research and development	21,700	22,356	17,736
Total operating expenses	55,356	57,574	53,382
Income (loss) from operations	9,696	(504)	(6,495)
Interest expense, net	(116)	(109)	(188)
Amortization of debt discount and prepaid debt costs	(57)	(55)	(83)
Gain on embedded derivatives and warrants	—	1,086	2,341
Income (loss) from operations before income taxes	9,523	418	(4,425)
Income tax provision	2,349	1,856	1,631
Net income (loss)	$7,174	$(1,438)	$(6,056)
Net income (loss) per share:
Basic	$0.25	$(0.05)	$(0.23)
Diluted	$0.25	$(0.05)	$(0.23)
Weighted average common shares outstanding:
Basic	28,568	27,637	26,234
Diluted	28,709	27,637	26,234
The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
		2011
	2012	(Restated)	2010
Net income (loss)	$7,174	$(1,438)	$(6,056)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,796	(628)	5,529
Realized gain on marketable securities	—	—	2
Defined benefit pension plan, net of tax:
Actuarial (loss) gain on benefit obligation and plan assets, net of tax benefit of $39, tax provision of $38 and tax benefit of $814 for the years ended December 31, 2012, 2011 and 2010, respectively	(352)	192	(3,402)
Amortization of deferred loss, net of tax benefit of $26 and $41 for the years ended December 31, 2012 and 2011, respectively	190	268	—
Amortization of prior service cost, net of tax benefit of $5, $7 and $7 for the years ended December 31, 2012, 2011 and 2010, respectively	39	39	32
Settlement, net of tax benefit of $30 for the year ended December 31, 2012	228	—	—
Other comprehensive income (loss), net of tax	1,901	(129)	2,161
Comprehensive income (loss)	$9,075	$(1,567)	$(3,895)
The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2009	26,321	$2,633	$224,575	$(157,814)	$8,598	$77,992
Common stock issued under employee benefit plans	319	32	3,258	—	—	3,290
Share-based compensation	114	8	2,619	—	—	2,627
Shares issued for exercise of warrants	462	46	8,509	—	—	8,555
Repurchase of shares	(34)	(4)	(542)	—	—	(546)
Net loss	—	—	—	(6,056)	—	(6,056)
Foreign currency translation adjustments	—	—	—	—	5,529	5,529
Pension adjustment, net of tax benefit of $807	—	—	—	—	(3,370)	(3,370)
Realized gain on marketable securities	—	—	—	—	2	2
Balance at December 31, 2010	27,182	2,715	238,419	(163,870)	10,759	88,023
Common stock issued under employee benefit plans	310	32	2,787	—	—	2,819
Share-based compensation	177	17	2,565	—	—	2,582
Conversion of debenture into shares of common stock	514	51	9,290	—	—	9,341
Repurchase of shares	(9)	—	(154)	—	—	(154)
Net loss (Restated)	—	—	—	(1,438)	—	(1,438)
Foreign currency translation adjustments	—	—	—	—	(628)	(628)
Pension adjustment, net of tax provision of $86	—	—	—	—	499	499
Balance at December 31, 2011 (Restated)	28,174	2,815	252,907	(165,308)	10,630	101,044
Common stock issued under employee benefit plans	227	22	1,740	—	—	1,762
Share-based compensation	204	20	3,068	—	—	3,088
Proceeds from issuance of common stock, net	573	57	10,226	—	—	10,283
Repurchase of shares	(16)	(1)	(318)	—	—	(319)
Net income	—	—	—	7,174	—	7,174
Foreign currency translation adjustments	—	—	—	—	1,796	1,796
Pension adjustment, net of tax provision of $15	—	—	—	—	105	105
Balance at December 31, 2012	29,162	$2,913	$267,623	$(158,134)	$12,531	$124,933
The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
		2011
	2012	(Restated)	2010
Operating activities:
Net income (loss)	$7,174	$(1,438)	$(6,056)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,051	6,800	6,027
Amortization of intangible assets	441	559	535
Amortization of debt discount and prepaid debt costs	57	55	83
Gain on embedded derivatives and warrants	—	(1,086)	(2,341)
Pension (benefit) cost	437	(109)	(209)
Stock-based compensation expense	3,088	2,582	2,627
Loss on impairment of property and equipment	—	—	880
Provision for (recovery of) losses on accounts receivable	(245)	300	(159)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(4,914)	(827)	(4,485)
Inventories	(8,290)	(14,123)	(1,175)
Prepaid expenses and other assets	333	122	(19)
Deferred income taxes	550	(1,108)	(110)
Accounts payable and accrued liabilities and deferred revenue	(3,122)	8,466	4,012
Accrued employee compensation	(1,699)	278	1,374
Other long-term liabilities	(2,007)	(5,572)	7,764
Net cash provided by (used in) operating activities	(1,146)	(5,101)	8,748
Investing activities:
Purchases of property and equipment	(15,200)	(14,466)	(8,794)
Net cash used in investing activities	(15,200)	(14,466)	(8,794)
Financing activities:
Principal payments on long-term debt and short-term borrowings	(9,638)	(12,462)	(11,073)
Proceeds from long-term and short-term borrowings	13,481	12,229	10,749
Proceeds from exercise of stock warrants	—	—	7,500
Repurchase of shares for employee tax withholding obligation	(319)	(154)	(546)
Proceeds from issuance of common stock under equity compensation plans	1,762	2,819	3,290
Proceeds from issuance of common stock under secondary security offering	10,283	—	—
Release of restricted cash	—	8,000	—
Net cash provided by financing activities	15,569	10,432	9,920
Increase (decrease) in cash and cash equivalents from operations	(777)	(9,135)	9,874
Effect of exchange rate changes on cash and cash equivalents	227	(1,405)	373
Increase (decrease) in cash and cash equivalents	(550)	(10,540)	10,247
Cash and cash equivalents at beginning of year	29,289	39,829	29,582
Cash and cash equivalents at end of year	$28,739	$29,289	$39,829
Cash paid for:
Interest	$174	$166	$267
Income taxes	$1,594	$3,329	$12
Supplemental schedule of noncash investing and financing activities:
Landlord funding of leasehold improvements	$1,002	$1,522	$434
Conversion of debenture into shares of common stock	$—	$9,341	$—
Stock warrant liability settled in shares of common stock	$—	$—	$1,055

`The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unless the context otherwise requires, all references to “Maxwell,” the “Company,” “we,” “us,” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries, and all references to “Maxwell SA” refer to our Swiss Subsidiary, Maxwell Technologies, SA.
Note 1—Description of Business and Summary of Significant Accounting Policies
Description of Business
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, has two manufacturing facilities located in San Diego, California and Rossens, Switzerland, and is in the process of opening a manufacturing facility in Peoria, Arizona. In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

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
Liquidity
As of December 31, 2012, the Company had approximately $28.7 million in cash and cash equivalents. Although the Company has a credit facility providing for a $15.0 million line of credit which has not been drawn upon to date, based on the events of default discussed in Note 7 as a result of the restatement of previously issued financial statements described in Note 2, the bank's obligation to extend any further credit has ceased and terminated. As of December 31, 2012, $3.9 million was outstanding under the equipment term loan provided by the same credit facility. In June 2013, the Company entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies under the credit agreement to call the outstanding debt balance in connection with the events of default for a specified period of time.
In April 2011, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC)" to, from time to time, sell up to an aggregate of $125 million of its common stock, warrants or debt securities. To date, the Company has sold 572,510 shares pursuant to this registration statement for net proceeds of $10.3 million. As a result of the restatement of previously issued financial statements described in Note 2, the Company is no longer in compliance with the ongoing eligibility requirements of this shelf registration statement on Form S-3, and therefore it is no longer effective.
In the future, the Company may supplement these available sources of cash by issuing additional debt or equity.

As of December 31, 2012, the Company had cash and cash equivalents of $28.7 million. Management believes that this available cash balance, combined with cash the Company expects to generate from operations, will be sufficient to fund its operations, obligations as they become due, and capital investments for at least the next twelve months
Reclassifications
Certain prior period amounts in the consolidated statements of operations have been reclassified to conform to the current period presentation. These reclassifications do not impact reported net income (loss) and do not otherwise have a material impact on the presentation of the overall financial statements.
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
Revenue Recognition
Revenue is derived primarily from the sale of manufactured products directly to customers. Product revenue is recognized, according to the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Numbers 101, Revenue Recognition in Financial Statements, and 104, Revenue Recognition, when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from a customer); (2) title passes to the customer at either shipment from the Company’s facilities or receipt at the customer facility, depending on shipping terms; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collectability is reasonably assured. This policy has been consistently applied from period to period.
Beginning in the fourth quarter of 2011, for three distributors of the Company's products, the Company offered extended payment terms which allowed these distributors to pay us after they received payment from their customer, with respect to certain sales transactions. Also beginning in the fourth quarter of 2011, for one other distributor of the Company's products, the Company offered return rights and profit margin protection with respect to certain sales transactions. Therefore, for these four distributors, the Company determined that the revenue recognition criteria of SAB 101 and 104 were not met at the time of shipment, as there was no fixed or determinable price, nor was collection reasonably assured, at least with respect to certain sales transactions. As a result, for the three distributors provided with extended payment terms, which did not provide for a fixed or determinable price, the Company determined to defer the recognition of revenue on all sales beginning in the fourth quarter of 2011 to the period in which cash is received. For the one distributor provided with return rights and profit margin protection, for which the Company could not estimate exposure, the Company determined to defer the recognition of revenue on all sales beginning in the fourth quarter of 2011 until until the distributor confirms with the Company that they are not entitled to any further returns or credits.
The Company deferred revenue recognition on net sales of approximately $18.9 million and $10.8 million for the years ended December 31, 2012 and 2011, respectively. Under these arrangements, the Company recognized revenue of $12.7 million and $3.2 million during the fiscal years 2012 and 2011, respectively. Payments from customers on net sales for which revenue has been deferred are included in deferred revenue in the amount of $6.4 million and $1.0 million as of December 31, 2012 and 2011, respectively. The Company has recorded the cost basis of related inventory shipped of approximately $9.2 million and $5.5 million at December 31, 2012 and 2011, respectively, in "inventory" in the condensed consolidated balance sheets.
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
Inventories
Inventories are stated at the lower of cost (first-in first-out basis) or market. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Consigned inventory includes finished goods delivered to customers for which the related sale has not met the revenue recognition criteria and revenue has been deferred. Inventory when written down to market value establishes a new cost basis and its value is not subsequently increased based upon changes in underlying facts and circumstances. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess or obsolete inventories. Factors influencing these adjustments include inventories on-hand compared with historical and estimated future sales for existing and new products and assumptions about the likelihood of obsolescence. Unabsorbed and underabsorbed costs are treated as expense in the period incurred.
Property and Equipment
Property and equipment are carried at cost and are depreciated using the straight-line method. Depreciation is provided over the estimated useful lives of the related assets (three to ten years). Leasehold improvements are depreciated over the shorter of their estimated useful life or the term of the lease. Leasehold improvements funded by landlords are recorded as property and equipment, which is depreciated over the shorter of the estimated useful life of the asset or the lease term, and deferred rent, which is amortized over the lease term. As of December 31, 2012 and 2011, the net book value of leasehold improvements funded by landlords was $5.9 million and $3.7 million, respectively. As of December 31, 2012 and 2011, the unamortized balance of deferred rent related to landlord funding of leasehold improvements was $2.7 million and $2.1 million, respectively, which is included in "accounts payable and accrued liabilities" and "other long-term liabilities" in the consolidated balance sheets.
Goodwill
Goodwill, which represents the excess of the cost of an acquired business over the net fair value assigned to its assets and liabilities, is not amortized. Instead, goodwill is assessed for impairment under the Intangibles—Goodwill and Other Topic of the FASB ASC. The Company has established December 31 as the annual impairment test date. The Company first makes a qualitative assessment as to whether goodwill is impaired and if it is more likely than not that goodwill is impaired, the Company performs a two-step quantitative impairment analysis to determine if goodwill is impaired. The Company may also determine to skip the qualitative assessment in any year and move directly to the quantitative test. No impairments of goodwill were reported during the years ended December 31, 2012, 2011 and 2010.
Impairment of Long-Lived Assets and Intangible Assets
Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived or intangible asset exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives of ten to thirteen years. No impairments of property and equipment or intangible assets were recorded during the years ended December 31, 2012 and 2011. In 2010, the Company recorded an impairment of property and equipment of $880,000 to reduce the carrying value of equipment to its estimated fair value. This impairment charge related to the reclassification of assets that were previously classified as held-for-sale, to held-and-used, during the fourth quarter of 2010.
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
Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s accounts receivable. The Company’s accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs credit evaluations of its customers and generally requires no collateral. One customer, Shenzhen Xinlikang Supply China Management Co. LTD., accounted for 18% of total revenue in 2012. There were no sales to a single customer amounting to more than 10% of total revenue for the years ended December 31, 2011 and 2010. Three customers: Shenzhen Xinlikang Supply China Management Co. LTD.; Xiamen Golden Dragon Bus Co. LTD.; and ABB, accounted for 26%, 15% and 11%, respectively, of total accounts receivable as of December 31, 2012. No customer accounted for more than 10% of total accounts receivable as of December 31, 2011.
Research and Development Expense
Research and development expenditures are expensed in the period incurred. Third-party funding of research and development expense under cost-sharing arrangements is recorded as an offset to research and development expense in the period the expenses are incurred.
Advertising Expense
Advertising costs are expensed in the period incurred. Advertising expense was $1.2 million, $287,000 and $256,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Shipping and Handling Expense
The Company recognizes shipping and handling expenses as a component of cost of revenue. Total shipping and handling expense included in cost of revenue was $1.4 million, $2.9 million, and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Patent Defense Costs
The Company capitalizes patent defense costs as additional cost of the patents when a successful outcome in a patent defense case is probable. If the Company is ultimately unsuccessful the costs would be charged to expense. Legal expenses associated with a previous patent infringement lawsuit were capitalized as an intangible asset. The Company settled this lawsuit in 2009, and the $1 million in consideration that the Company received in the settlement was netted against the capitalized patent defense costs. The net amount is being amortized over the remaining lives of these patents. As of December 31, 2012, unamortized patent defense costs of $362,000 are classified as intangible assets in the consolidated balance sheet.
Foreign Currencies
The Company’s primary foreign currency exposure is related to its subsidiary in Switzerland, which has Euro and local currency (Swiss Franc) revenue and operating expenses, and local currency loans. Changes in these currency exchange rates impact the reported U.S. dollar amount of revenue, expenses and debt. The functional currency of the Swiss subsidiary is the Swiss Franc. Assets and liabilities of the Swiss subsidiary are translated at month-end exchange rates, and revenues, expenses, gains and losses are translated at rates of exchange that approximate the rate in effect at the time of the transaction. Any translation adjustments resulting from this process are presented separately as a component of accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in "cost of revenue" and "selling, general and administrative" expense in the consolidated statements of operations.

Foreign Currency Derivative Instruments
As part of its risk management strategy, the Company uses forward contracts to hedge certain foreign currency exposures. The Company's objective is to offset gains or losses resulting from these exposures with opposing gains or losses on the forward contracts, thereby reducing volatility of earnings created by these foreign currency exposures. In accordance with the Derivatives and Hedging Topic of the FASB ASC, the fair values of the forward contracts are estimated at each period end based on quoted market prices and are recorded in “prepaid expenses and other current assets” or “accounts payable and accrued liabilities” on the consolidated balance sheets. Any gains or losses recognized on these contracts are recorded in “cost of revenue” and “selling, general and administrative” expense in the consolidated statements of operations.
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

	Years Ended December 31,
		2011
	2012	(Restated)	2010
Numerator
Net income (loss)	$7,174	$(1,438)	$(6,056)
Denominator
Weighted average common shares outstanding	28,568	27,637	26,234
Effect of potentially dilutive securities
Options to purchase common stock	115	—	—
Convertible debentures	—	—	—
Restricted stock awards	10	—	—
Restricted stock unit awards	2	—	—
Employee stock purchase plan	14	—	—
Weighted average common shares outstanding, assuming dilution	28,709	27,637	26,234
Net income (loss) per share
Basic	$0.25	$(0.05)	$(0.23)
Diluted	$0.25	$(0.05)	$(0.23)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be antidilutive (in thousands):

Common Stock	2012	2011	2010
Outstanding options to purchase common stock	504	1,184	1,515
Restricted stock awards outstanding	319	262	96
Shares issuable on conversion of convertible debentures	—	—	514
Restricted stock unit awards	20	22	14
Employee stock purchase plan awards	—	21	16
Stock-Based Compensation
The Company has issued stock-based compensation awards to its employees and non-employee directors, including stock options, restricted stock, restricted stock units, and shares under an employee stock purchase plan. The Company records compensation expense for stock-based awards in accordance with the criteria set forth in the Stock Compensation Subtopic of the FASB ASC. Although the Company has not granted stock options since 2010, the Company used the Black-Scholes option pricing model to estimate the fair value of historical stock option grants. The determination of the fair value of stock options utilizing the Black-Scholes model was affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

The fair value of restricted stock and restricted stock units is based on the closing market price of the Company’s common stock on the date of grant. Compensation expense equal to the fair value of each restricted stock award is recognized ratably over the requisite service period. For restricted stock awards with vesting contingent on Company performance conditions, the Company uses the requisite service period that is most likely to occur. The requisite service period is estimated based on the expected achievement date of the performance condition. If it is unlikely that a performance condition will be achieved, no compensation expense is recognized unless is later determined that achievement of the performance condition is likely. The requisite service period may be adjusted for changes in the expected outcomes of the related performance conditions, with the impact of such changes recognized as a cumulative adjustment in the consolidated statement of operations in the period in which the expectation changes.
Share-based compensation expense recognized in the consolidated statement of operations is based on equity awards ultimately expected to vest. The FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods with a cumulative catch up adjustment if actual forfeitures differ from those estimates.
Pending Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. These standard updates will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of these standard updates to impact its financial position or results of operations, as they only require additional disclosure in the Company’s financial statements.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This standard update will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of this standard update to impact its financial position or results of operations, as it only requires additional disclosure in the Company’s financial statements.
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

Revenues by product line and geographic area are presented below (in thousands):

	Year ending December 31,
		2011
	2012	(Restated)	2010
Revenues by product line:
Ultracapacitors	$95,953	$86,836	$68,501
High-voltage capacitors	45,574	42,309	35,708
Microelectronic products	17,731	18,031	17,673
Total	$159,258	$147,176	$121,882

	Year ending December 31,
		2011
	2012	(Restated)	2010
Revenues from external customers located in:
China	$74,054	$43,187	$30,835
United States	26,473	29,723	22,248
Germany	25,119	26,253	27,579
All other countries (1)	33,612	48,013	41,220
Total	$159,258	$147,176	$121,882
 _____________

(1)	Revenue from external customers located in countries included in “All other countries” do not individually compromise more than 10% of total revenues for any of the years presented.
Long-lived assets by geographic location are as follows (in thousands):

	December 31,
	2012	2011	2010
Long-lived assets:
United States	$24,239	$17,614	$10,865
China	6,340	5,916	4,786
Switzerland	5,862	5,211	5,259
Total	$36,441	$28,741	$20,910

Note 2—Restatement of Previously issued Financial Statements and Financial Information
Background on the Restatement
Audit Committee's Investigation
In January 2013, following receipt of information concerning potential revenue recognition issues, the Audit Committee of the Board of Directors engaged independent legal counsel and forensic accountants to conduct an investigation concerning the potential issues and to work with management to determine the potential impact on accounting for revenue. In February 2013, as a result of the findings of the Audit Committee's investigation to date, the Company determined that certain of its employees had engaged in conduct which resulted in revenue being recorded in periods prior to the criteria for revenue recognition under U.S. generally accepted accounting principles being satisfied.
The investigation revealed arrangements with three of the Company's distributors regarding extended payment terms, and with one of the Company's distributors regarding return rights and profit margin protection, for sales to such distributors with respect to certain transactions. In addition, arrangements were revealed with one non-distributor customer to honor transfer of title at a date later than the customer's purchase orders indicated. Based on the results of its investigation, the Audit Committee determined that these arrangements had not been communicated to the Company's finance and accounting department, or to the Company's CEO, and therefore, had not been considered when revenue was originally recorded. Based on the terms of the agreements with these customers as they were known to the Company's finance and accounting department, it had been the Company's policy to record revenue related to shipments as title passed at either shipment from the Company's facilities or receipt at the customer's facility, assuming all other revenue recognition criteria had been achieved. In addition to the arrangements noted above, the investigation uncovered an error on an individual transaction where a customer was given extended payment terms but those terms were not considered when revenue was originally recognized.
As a result of the arrangements discovered during the investigation, the Company does not believe that a fixed or determinable sales price existed at the time of shipment, nor was collection reasonably assured, at least with respect to certain transactions. In addition, revenue related to certain shipments to the one non-distributor customer was recorded before the actual transfer of title and the satisfaction of the Company's obligation to deliver the products. Therefore, revenue from these sales should not have been recognized at the time of shipment.
Based on the arrangements with customers revealed in the investigation that were not considered when revenue was originally recognized, the Company determined the following:

•
Beginning in the period in which the investigation revealed arrangements regarding extended payment terms for certain sales to three distributors, the Company determined it is appropriate to defer revenue recognition on all sales to these distributors from the period of shipment to the period of cash receipt. For these distributors, revenue recognition in the period of cash receipt was determined to be appropriate beginning in the fourth quarter of 2011.

•
Beginning in the period in which the investigation revealed return rights and profit margin protection for one distributor, the Company determined it appropriate to defer revenue recognition until the Company determines that the distributor is not entitled to any further returns or credits. For this distributor, the deferral of revenue until the Company determines that the distributor is not entitled to any further returns or credits was determined to be appropriate beginning in the fourth quarter of 2011. At such time as this determination is made, which is currently anticipated to occur in the second half of the fiscal year 2013, previous sales for which revenue has been deferred, net of any credits or returns that may be made by the distributor, will be recognized as revenue.

•
For the arrangements with the non-distributor customer to honor transfer of title at a date later than the customer's purchase order indicated, the Company determined it appropriate to defer revenue recognition to the period in which the Company agreed to honor transfer of title.

•
For the individual transaction where a customer was given extended payment terms which were not considered when revenue was originally recognized in the first quarter of 2011, revenue recognition when the cash was received, which was in the second quarter of 2011, was determined to be appropriate.

Management's Subsequent Internal Review
Once the audit committee investigation was complete, the Company conducted a review beginning with the first quarter of 2009 through the first quarter of 2013 to ensure that all sales arrangements had been detected and accounted for appropriately. During this review, the Company noted that there were a number of quarter end revenue cut-off errors wherein revenue was recorded prior to the transfer of title to the customer and the satisfaction of the Company's obligation to deliver the products. The Company has corrected these errors occurring in the first quarter of 2011 through the third quarter of 2012 by moving the revenue recognition for these items to the period in which delivery actually occurred.
Results of the Audit Committee's Investigation and Management's Internal Review
Based on the findings of the investigation, as previously reported in the Company's current report on Form 8-K dated March 7, 2013, the Audit Committee, in consultation with management and the Board of Directors, concluded that the Company's previously issued financial statements contained in its annual report on Form 10-K for the year ended December 31, 2011, and the quarterly reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, should no longer be relied upon. Accordingly, the accompanying consolidated financial statements for the first three quarters of the fiscal year ended December 31, 2012, for the fiscal year ended December 31, 2011, and for each of the interim periods within the fiscal year ended December 31, 2011, have been restated in this Annual Report on Form 10-K.
As a result of the Audit Committee's investigation, certain employees were terminated and the Company's Sr. Vice President of Sales and Marketing resigned as reported in the Company's current report on Form 8-K dated March 7, 2013.
In connection with the errors identified during the investigation resulting in the restatement of previously reported financial statements, the Company identified control deficiencies in its internal control over financial reporting that constitute material weaknesses. For a discussion of our disclosure controls and procedures and the material weaknesses identified, see Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.

The Company's previously filed annual report on Form 10-K for the fiscal year ended December 31, 2011, and its quarterly reports on Form 10-Q for the periods affected by the restatements, have not been amended. Accordingly, investors should no longer rely upon the Company's previously released financial statements for any quarterly or annual periods after and including March 31, 2011, and any earnings releases or other communications relating to these periods. See Note 15, Unaudited Quarterly Financial Information, of the Notes to the Consolidated Financial Statements, in this Annual Report for the impact of these adjustments for the full fiscal year ended December 31, 2011, and the first three quarters of the fiscal year ended December 31, 2012 and each of the quarterly periods in the fiscal year ended December 31, 2011, respectively.
Restatement Adjustments
Restatement Adjustments Related to Sales Arrangements
Several adjustments were made to the Company's previously filed consolidated financial statements as a result of the restatement in order to reflect revenue recognition in the appropriate periods as discussed above. Accordingly, for the subject sales transactions, revenue and accounts receivable balances were reduced by an equivalent amount in the period that the sale was originally recorded as revenue, and revenue was increased in the subsequent period in which the criteria for revenue recognition were met. Further, for the subject sales transactions, cost of revenue was reduced, and inventory was increased, in the period that the sale was originally recorded as revenue, and cost of revenue was increased, and inventory was reduced, in the period the sale was ultimately recorded as revenue. However, for sales to one distributor in which revenue is being deferred until the Company determines that the distributor is not entitled to any further returns or credits, as discussed above, the increase to revenue, and the related reduction to inventory and increase to cost of revenue, will be recorded in a future period when this determination is made.
The adjustments also reflect the impacts of adjusting the Company's returns reserves for certain stock rotation rights of the distributors, and adjusting the Company's reserves for allowances for doubtful accounts, as well as commissions expense, although these changes were not material.
In addition to the adjustments to revenue, accounts receivable, inventory and cost of revenue, inventory reserves balances and cost of revenue were adjusted in relation to the adjustments to inventory discussed above, in order to reflect inventory ultimately recorded on our balance sheets at its lower of cost or market value.
Other Restatement Adjustments
Since the Company's determination to restate its previously issued financial statements constituted an event of default under the terms of its credit facility, the bank had the right to require immediate payment of the outstanding borrowings. As a result, restatement adjustments were recorded to reclassify the amounts outstanding under the credit facility from long-term debt to current liabilities as of each respective balance sheet date. In addition, an insignificant amount of debt issuance costs were reclassified from a long-term asset to a short-term asset, consistent with the classification of the related debt. In June 2013, the Company entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies to call our outstanding debt under the credit facility in connection with the events of default for a period terminating on the earlier of September 30, 2013 or the occurrence of any additional events of default.
Further, a restatement adjustment was made to reclassify a legal settlement with a customer from selling, general and administrative expense to contra-revenue in the second quarter of 2011 in the amount of for $2.6 million. Certain other immaterial adjustments were made in connection with the restatement, which resulted in a $153,000 decrease to the net loss recorded for the year ended December 31, 2011, and a $170,000 decrease to net income/loss for the nine-months ended September 30, 2012.
The restatement adjustments did not impact the Company's previously reported tax provision or benefit in any of the affected periods, other than a $54,000 decrease in the income tax provision for the quarter ended September 30, 2012, as all of the restatement adjustments were related to our U.S. operations, for which we have significant net operating loss carryforwards and have not recorded an income tax expense or benefit in any period to date. However, the restatement adjustments did impact the composition of our deferred tax assets and liabilities as of December 31, 2011 as presented in Note 10, Income Taxes, of the Notes to the Consolidated Financial Statements included in this Annual Report.
Effects of Restatement
For the fiscal year ended December 31, 2011, the restatement adjustments decreased revenue by $10.1 million and decreased previously reported net income by $2.3 million or $0.08 per diluted share, to a net loss of $1.4 million. As of June

30, 2013, we had collected the related accounts receivable on all sales transactions that were subject to restatement for the year ended December 31, 2011, with the exception of an insignificant amount that was subsequently credited to certain customers.
The following pages present the effects of the restatement adjustments on the Company's previously reported consolidated balance sheet, statement of operations, and statement of cash flows for the fiscal year ended December 31, 2011.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

	December 31, 2011
	As previously reported	Restatement Adjustments	Debt Classification Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$29,289	$—	$—	$29,289
Trade and other accounts receivable, net of allowance for doubtful accounts of $450 at December 31, 2011	36,131	(8,158)	—	27,973
Inventories	27,232	6,002	—	33,234
Prepaid expenses and other current assets	3,125	(34)	61	3,152
Total current assets	95,777	(2,190)	61	93,648
Property and equipment, net	28,541	—	—	28,541
Intangible assets, net	1,111	—	—	1,111
Goodwill	24,887	—	—	24,887
Pension asset	6,359	—	—	6,359
Other non-current assets	261	—	(61)	200
Total assets	$156,936	$(2,190)	$—	$154,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$36,103	$(3)	$—	$36,100
Accrued warranty	258	—	—	258
Accrued employee compensation	6,243	100	—	6,343
Deferred revenue	1,042	—	—	1,042
Short-term borrowings and current portion of long-term debt	5,431	—	—	5,431
Deferred tax liability	499	—	—	499
Total current liabilities	49,576	97	—	49,673
Deferred tax liability, long-term	933	—	—	933
Long-term debt, excluding current portion	68	—	—	68
Other long-term liabilities	3,028	—	—	3,028
Total liabilities	53,605	97	—	53,702
Commitments and contingencies (Note 12 and Note 14)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 28,174 shares issued and outstanding at December 31, 2011	2,815	—	—	2,815
Additional paid-in capital	252,907	—	—	252,907
Accumulated deficit	(163,021)	(2,287)	—	(165,308)
Accumulated other comprehensive income	10,630	—	—	10,630
Total stockholders’ equity	103,331	(2,287)	—	101,044
Total liabilities and stockholders’ equity	$156,936	$(2,190)	$—	$154,746

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31, 2011
	As previously reported	Restatement Adjustments	Restated
Revenue	$157,311	$(10,135)	$147,176
Cost of revenue	95,254	(5,148)	90,106
Gross profit	62,057	(4,987)	57,070
Operating expenses:
Selling, general and administrative	37,944	(2,726)	35,218
Research and development	22,330	26	22,356
Total operating expenses	60,274	(2,700)	57,574
Income (loss) from operations	1,783	(2,287)	(504)
Interest expense, net	(109)	—	(109)
Amortization of debt discount and prepaid debt costs	(55)	—	(55)
Gain on embedded derivatives and warrants	1,086	—	1,086
Income (loss) from operations before income taxes	2,705	(2,287)	418
Income tax provision	1,856	—	1,856
Net income (loss)	$849	$(2,287)	$(1,438)
Net income (loss) per share:
Basic	$0.03	$(0.08)	$(0.05)
Diluted	$0.03	$(0.08)	$(0.05)
Weighted average common shares outstanding:
Basic	27,637	—	27,637
Diluted	28,161	—	27,637

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2011
	As previously reported	Restatement Adjustments	Restated
Operating activities:
Net income (loss)	$849	$(2,287)	$(1,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,800	—	6,800
Amortization of intangible assets	559	—	559
Amortization of debt discount and prepaid debt costs	55	—	55
Gain on embedded derivatives and warrants	(1,086)	—	(1,086)
Pension cost	(109)		(109)
Stock based-compensation expense	2,582	—	2,582
Loss on impairment of property and equipment	—	—	—
Provision for (recovery of) losses on accounts receivable	427	(127)	300
Changes in operating assets and liabilities:
Trade and other accounts receivable	(9,112)	8,285	(827)
Inventories	(8,121)	(6,002)	(14,123)
Prepaid expenses and other assets	87	35	122
Deferred income taxes	(1,108)	—	(1,108)
Accounts payable and accrued liabilities and deferred revenue	8,469	(3)	8,466
Accrued employee compensation	179	99	278
Other long-term liabilities	(5,572)		(5,572)
Net cash used in operating activities	(5,101)	—	(5,101)
Investing activities:
Purchases of property and equipment	(14,466)	—	(14,466)
Net cash used in investing activities	(14,466)	—	(14,466)
Financing activities:
Principal payments on long-term debt and short-term borrowings	(12,462)	—	(12,462)
Proceeds from long-term and short-term borrowings	12,229	—	12,229
Proceeds from exercise of stock warrants	—	—	—
Repurchase of shares for employee tax withholding obligation	(154)	—	(154)
Proceeds from issuance of common stock under equity compensation plans	2,819	—	2,819
Proceeds from issuance of common stock under secondary security offering	—	—	—
Release of restricted cash	8,000	—	8,000
Net cash provided by financing activities	10,432	—	10,432
Decrease in cash and cash equivalents from operations	(9,135)	—	(9,135)
Effect of exchange rate changes on cash and cash equivalents	(1,405)	—	(1,405)
Decrease in cash and cash equivalents	(10,540)	—	(10,540)
Cash and cash equivalents at beginning of year	39,829	—	39,829
Cash and cash equivalents at end of year	$29,289	$—	$29,289
Cash paid for:
Interest	$166	$—	$166
Income taxes	$3,329	$—	$3,329
Supplemental schedule of noncash investing and financing activities:
Landlord funding of leasehold improvements	$1,522	$—	$1,522
Conversion of debenture into shares of common stock	$9,341	$—	$9,341
Stock warrant liability settled in shares of common stock	$—	$—	$—

The restated financial information by product line and geographic area for fiscal year 2011 is presented below (in thousands):

	December 31, 2011
	As previously reported	Restatement Adjustments	Restated
Revenues by product line:
Ultracapacitors	$96,971	$(10,135)	$86,836
High-voltage capacitors	42,309	—	42,309
Microelectronic products	18,031		18,031
Total	$157,311	$(10,135)	$147,176

Revenues from external customers located in:
China	$43,187	$—	$43,187
United States	30,608	(885)	29,723
Germany	32,911	(6,658)	26,253
All other countries	50,605	(2,592)	48,013
Total	$157,311	$(10,135)	$147,176

Note 3—Balance Sheet Details (in thousands):

	December 31,
		2011
	2012	(Restated)
Inventories:
Raw material and purchased parts	$13,114	$9,661
Work-in-process	1,753	3,942
Finished goods	17,511	14,133
Consigned finished goods	9,242	5,498
Total inventories	$41,620	$33,234
Property and equipment, net:
Machinery, furniture and office equipment	$62,593	$53,356
Computer hardware and software	10,918	9,524
Leasehold improvements	10,376	8,253
Construction in progress	9,283	6,801
Property and equipment, gross	93,170	77,934
Less accumulated depreciation and amortization	(56,935)	(49,393)
Total property and equipment, net	$36,235	$28,541
Accounts payable and accrued liabilities:
Accounts payable	$14,762	$15,196
FCPA settlement	2,250	5,425
Derivative suit settlement accrual	—	3,000
Customer dispute settlement accrual	890	2,333
Income tax payable	2,068	2,362
Other accrued liabilities	7,211	7,784
Total accounts payable and accrued liabilities	$27,181	$36,100

	Years Ended December 31,
	2012	2011
Accrued warranty:
Beginning balance	$258	$449
Product warranties issued	446	343
Settlement of warranties	(259)	(188)
Changes related to preexisting warranties	(179)	(354)
Foreign currency translation adjustment	3	8
Ending balance	$269	$258

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Accumulated other comprehensive income:
Balance at December 31, 2011	$14,580	$(3,950)	$10,630
Current period change	1,796	105	1,901
Balance at December 31, 2012	$16,376	$(3,845)	$12,531

Note 4—Goodwill and Intangibles
The Company reviews goodwill for impairment annually according to the Intangibles—Goodwill and Other Topic of the FASB ASC. The Company makes a qualitative evaluation about the likelihood of goodwill impairment and if it concludes that it is more likely than not that the carrying amount of its single reporting unit is greater than its fair value, then it will be required to perform the first step of the two-step quantitative impairment test. Otherwise, performing the two-step impairment test is unnecessary. The first step consists of estimating the fair value and comparing the estimated fair value with the carrying value of the reporting unit. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated total fair value, which was calculated in step one. An impairment charge would represent the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The guidance requires goodwill to be reviewed annually at the same time every year or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected December 31 as its annual testing date. As a result of the Company’s annual assessments as of December 31, 2012, 2011, and 2010, no impairment was indicated.
The change in the carrying amount of goodwill during 2011 and 2012 was as follows (in thousands):

Balance at December 31, 2010	$24,956
Foreign currency translation adjustments	(69)
Balance at December 31, 2011	24,887
Foreign currency translation adjustments	529
Balance at December 31, 2012	$25,416
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairments of intangible assets were recorded for the years ended December 31, 2012, 2011, and 2010.
The composition of intangible assets subject to amortization at December 31, 2012 and 2011 was as follows (in thousands):

	Useful Life	Gross Carrying Value	Accumulated Amortization	Cumulative Foreign Currency Translation Adjustment	Net Carrying Value
As of December 31, 2012:
Patents	13 years	$2,476	$(1,903)	$—	$573
Developed core technology	10 years	1,100	(1,100)	—	—
Patent license agreement	5 years	741	(606)	(39)	96
Total intangible assets at December 31, 2012		$4,317	$(3,609)	$(39)	$669
As of December 31, 2011:
Patents	13 years	$2,476	$(1,699)	$—	$777
Developed core technology	10 years	1,100	(1,050)	29	79
Patent license agreement	5 years	741	(468)	(18)	255
Total intangible assets at December 31, 2011		$4,317	$(3,217)	$11	$1,111
Amortization expense for intangible assets was $441,000, $559,000 and $535,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated amortization for each of the next three years ending December 31 is as follows (in thousands):

Fiscal Years
2013	$300
2014	203
2015	166
$669
Actual amortization expense to be reported in future periods could differ from these estimates as a result of intangible asset acquisitions, foreign currency translation adjustments, impairments and other factors.

Note 5—Convertible Debentures
On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures (the “Debentures”). In February 2011, the holder of the Debentures converted the remaining $8.3 million principal balance into 514,086 shares of the Company’s common stock at a conversion price of $16.21 per share. On the conversion date, the common stock had a fair value of $9.3 million, which was based on the closing market price. This conversion resulted in a gain of $1.0 million, which is included in “gain on embedded derivatives and warrants” in the consolidated statement of operations. As long as the Debentures were outstanding, the Company was required to maintain a minimum cash balance of $8.0 million. This amount was classified as restricted cash while the convertible debentures were outstanding. The cash restriction was released in February 2011 when the outstanding principal amount of the convertible debentures was converted to shares of the Company's common stock.
Shares issued upon the exercise of warrants, interest paid with cash and principal converted into shares of common stock are as follows (in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	Shares	Amount	Shares
Exercise of warrants	$—	—	$7,500	462
Conversion of principal into shares of common stock	$8,333	514	$—	—
Interest paid with cash	17	N/A	115	N/A
Total debenture payments	$8,350	514	$115	—

Until the conversion of the remaining principal balance of the Debentures in February 2011, the principal balance was convertible by the holder at any time into common shares. In addition, after eighteen months from the issue date, the Company could have required that a specified amount of the principal of the Debentures be converted if certain conditions were satisfied for a period of 20 consecutive trading days. To determine the fair value of this forced conversion at each reporting date, the Company applied a Z factor, which is a theoretical measurement of the probability of this occurrence.
The change in fair value on revaluation of the conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period or conversion date and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The effect of the fair market value adjustment was a $78,000 and $2.3 million gain for the years ended December 31, 2011 and 2010, respectively, which is recorded as “gain on embedded derivatives and warrants” in the consolidated statements of operations.
Note 6—Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of December 31, 2012, the financial instruments to which this topic applied were financial instruments for foreign currency forward contracts. As of December 31, 2012, the fair value of these foreign currency forward contracts was a $329,000 asset, which is recorded in “trade and other accounts receivable, net” in the consolidated balance sheet. The fair value of these derivative instruments is measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC. All forward contracts as of December 31, 2012 have a one-month original maturity term and mature on January 3, 2013.
The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.
The convertible debentures issued on December 20, 2005 were evaluated and determined not to be conventional convertible debentures and, therefore, because of certain terms and provisions including liquidating damages under the associated registration rights agreement, the embedded conversion features were bifurcated and accounted for as derivative liability instruments until settled in February 2011. The accounting guidance requires that the conversion features be recorded at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. The fair values of the embedded conversion options are based on Black-Scholes fair value calculations. In February 2011, the remaining $8.3 million principal balance was converted into shares of the Company’s common stock and, as such, no further fair value measurements of the liability were required to be made.

The following table summarizes the changes in the liability for the convertible debenture conversion features, which were valued using significant Level 3 inputs under the fair value measurement hierarchy of the FASB ASC (in thousands):

Beginning liability balance, December 31, 2010	$2,093
Total unrealized gain included in net loss	(1,086)
Liability settled on exercise of warrants	(1,007)
Ending liability balance, December 31, 2011	$—

Refer to Note 5—Convertible Debentures for the valuation model and unobservable data used to calculate fair value of the conversion features of the convertible debentures issued by the Company.
Note 7—Borrowings
Credit facility
In December 2011, the Company obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Credit Facility”). In general, amounts borrowed under the Credit Facility are secured by a lien on all of the Company’s assets other than its intellectual property. In addition, under the credit agreement, the Company is required to pledge 65% of its equity interests in its Swiss subsidiary. The Company has also agreed not to encumber any of its intellectual property. The agreement contains certain restrictive covenants that limit the Company’s ability to, amongst other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on its property; (iii) enter into a merger or similar transaction; (iv) invest in another entity; (v) declare or pay dividends; and (vi) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that the Company is in violation of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that the Company must meet during the term of the credit agreement include quarterly minimum liquidity ratios, minimum quick ratios and EBITDA targets and an annual net income target. Borrowings under the Credit Facility bear interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at the Company's option subject to certain limitations. Further, the Company incurs an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit.
The Equipment Term Loan was available to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. During this period, the Company borrowed $5.0 million under the Equipment Term Loan.
As a result of the restatement of prior period financial statements reflected in this annual report on Form 10-K, as such financial information was previously submitted to the bank and has since proven to be materially incorrect, the Company was in default with respect to the terms of the credit agreement beginning in the fourth quarter of 2011. In addition, as a result of the restatement of these prior period financial statements, the Company was not in compliance with the financial covenant pertaining to the annual minimum net income target for the fiscal year ended December 31, 2011. These violations represent events of default under the terms of the Credit Facility. As a result of this noncompliance, the bank's obligation to extend any further credit has ceased and terminated.
In June 2013, the Company entered into a forbearance agreement with the bank (“the Forbearance Agreement”). Pursuant to the terms of the Forbearance Agreement, the bank agreed to forbear from further exercise of its rights and remedies under the credit agreement to call the Company's outstanding debt obligation in connection with the events of default for a period terminating on the earlier of September 30, 2013 or the occurrence of any additional events of default. In connection with the execution of the Forbearance Agreement, in June 2013, the Company posted a cash deposit of $1.8 million with the bank and granted the bank a security interest therein, which will remain restricted until the bank may determine to waive the existing events of defaults discussed above, or the loan is satisfied.
As borrowings outstanding under the Credit Facility were immediately callable by the bank for each of the quarterly and annual periods since and including the fourth quarter of 2011, borrowings outstanding under the Credit Facility have been classified as a current obligation in the each of the accompanying consolidated balance sheets.
As of December 31, 2012, $3.9 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of December 31, 2012). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of December 31, 2012, no amounts were outstanding under the Revolving Line of Credit.

Further, as of December 31, 2012, the Company was not eligible to borrow any additional amounts under the Credit Facility, as a result of the events of default discussed above.
Short-term borrowings
Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.3 million as of December 31, 2012) short-term loan agreement with a Swiss bank, which renews semi-annually and bears interest at 2.20%. Borrowings under the short-term loan agreement are unsecured and as of December 31, 2012 and 2011, the full amount of the loan was drawn.
Maxwell SA has a 2.0 million Swiss Franc-denominated (approximately $2.2 million as of December 31, 2012) credit agreement with a Swiss bank, which renews annually and bears interest at 2.35%. Borrowings under the credit agreement are unsecured and as of December 31, 2012 and 2011, the full amount available under the credit line was drawn.
Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of December 31, 2012) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of December 31, 2012 and 2011, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.
Other long-term borrowings
Maxwell SA has various financing agreements for vehicles. These agreements are for up to an original three-year repayment period with interest rates ranging from 3.9% to 5.1%. At December 31, 2012 and 2011, $159,000 and $164,000, respectively, was outstanding under these agreements.
The following table summarizes debt outstanding (in thousands):

	December 31, 2012	December 31, 2011
Equipment Term Loan	$3,913	$—
Maxwell SA short-term loan	3,278	3,201
Maxwell SA credit agreement	2,185	2,134
Maxwell SA auto leases	159	164
Total debt	9,535	5,499
Less current portion	(9,452)	(5,431)
Total debt, excluding current portion	$83	$68
Contractually scheduled payments due on borrowings subsequent to December 31, 2012 are as follows (in thousands):

2013 (1)	$9,452
2014	83
Total debt	$9,535
 _____________

(1)	Contractually scheduled payments related to the Equipment Term Loan of $3.9 million were callable by the bank.
Note 8—Foreign Currency Derivative Instruments
Maxwell uses forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as gains and losses offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. These contracts generally expire in one month. These contracts are considered economic hedges but are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instruments is recognized currently in the consolidated statement of operations.
The net gains and losses on foreign currency forward contracts included in "cost of revenue" and "selling, general and administrative" expense in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$(2)	$(220)	$213
Selling, general and administrative	395	(453)	1,625
Total gain (loss)	$393	$(673)	$1,838

The net gains and losses on foreign currency derivative contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in "cost of revenue" and "selling, general and administrative" expense in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$13	$108	$717
Selling, general and administrative	(997)	(315)	(1,471)
Total loss	$(984)	$(207)	$(754)

As of December 31, 2012, the total notional amount of foreign currency forward contracts not designated as hedges was $32.1 million. The fair value of these derivatives was a $329,000 asset at December 31, 2012. All of the forward contracts outstanding at December 31, 2012 mature on January 3, 2013. For additional information, refer to Note 6, Fair Value Measurements.
Note 9—Stock Plans
Equity Incentive Plans
The Company has two active share-based compensation plans as of December 31, 2012: the 2004 Employee Stock Purchase Plan (“ESPP”) and the 2005 Omnibus Equity Incentive Plan, as amended (the “Incentive Plan”). Under the Incentive Plan, incentive stock options, non-qualified stock options, restricted stock and restricted stock units have been granted to employees and non-employee directors. Generally, these awards vest over periods of one to four years. In addition, equity awards are issued to senior management where vesting of the award is tied to Company performance conditions. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options or granting of stock awards to employees.
The Company’s Incentive Plan currently provides for an equity incentive pool of 2,750,000 shares. Shares reserved for issuance are replenished by forfeited shares. Additionally, equity awards forfeited under the Company’s 1995 stock option plan are added to the total shares available for issuance under the Incentive Plan. The Incentive Plan provides for accelerated vesting if there is a change of control.
For the year ended December 31, 2012, the tax benefit associated with stock option exercises, restricted stock grants, and disqualifying dispositions of both incentive stock options and stock issued under the Company’s ESPP, was approximately $2.6 million. No tax benefit was recognized in 2012, 2011 or 2010, because excess tax benefits were not realized by the Company.
Stock Options
In the first quarter of 2011, the Company ceased granting stock options to its employees as part of its annual equity incentive award program, and began granting restricted stock awards to employees. The last year in which the Company made any stock option grants was 2010. The Company may determine to grant stock options in the future under the Incentive Plan.
The fair value of stock options was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Year Ended December 31, 2010
Expected dividends	—
Expected volatility range	69.5%
Risk-free interest rate range	2.4%
Expected term/life (in years)	4.8
The expected dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. In addition, over the remaining term of the Credit Facility, which is scheduled to expire in April 2015, the Company is not permitted to declare or pay dividends. The expected term is based on the Company’s historical experience from previous stock option grants. Expected volatility is based on the historical volatility of the Company’s stock measured over a period commensurate with the expected option term. The Company does not consider implied volatility due to the low volume of publicly traded options in the Company's stock. The risk-free interest rate is derived from the zero coupon rate on U.S. Treasury instruments with a term comparable to the option’s expected term.
The following table summarizes total aggregate stock option activity for the period December 31, 2011 through December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2011	1,183,659	$11.45
Exercised	(145,703)	7.85
Canceled	(114,200)	14.34
Balance at December 31, 2012	923,756	$11.67	4.62	$261,981
Vested or expected to vest at December 31, 2012	915,451	$11.64	4.60	$261,049
Exercisable at December 31, 2012	807,146	$11.53	4.31	$221,133
The number of shares exercisable at December 31, 2012, 2011 and 2010 was 807,146, 884,959 and 928,380, respectively, with weighted average exercise prices of $11.53, $11.14 and $10.44, respectively.
The weighted-average grant date fair value of stock options granted during the year ended December 31, 2010 was $9.27. No stock options were granted during the years ended December 31, 2012 and 2011. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $1.5 million, $2.4 million and $2.3 million, respectively. Cash proceeds from option exercises for the year ended December 31, 2012 was $1.1 million.
As of December 31, 2012, there was $774,000, or $551,000 adjusted for estimated forfeitures, of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 0.8 year.
Restricted Stock Awards
In the first quarter of 2011, the Company began granting restricted stock awards to its employees as part of its annual equity incentive award program, in replacement of stock options which had historically been broadly granted to employees. Generally, vesting of restricted stock awards is contingent upon a period of service, typically four years. In addition, the Company grants restricted stock awards to executive management with vesting contingent upon specified Company performance conditions. Historically, non-employee directors of the Company were compensated with restricted stock awards as part of their annual retainer; in 2011, non-employee directors began receiving restricted stock units instead (see below).
The following table summarizes restricted stock award activity for the period December 31, 2011 through December 31, 2012 (in thousands, except for per share amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	262	$17.17
Granted	255	20.60
Vested	(58)	15.04
Forfeited	(62)	16.61
Nonvested at December 31, 2012	397	$19.78
The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2012, 2011 and 2010 was $20.60, $15.90 and $15.71, respectively. For the year ended December 31, 2012, the total grant date fair value of service-based restricted stock awards granted was $4.4 million and the total grant date fair value of performance-based restricted stock awards granted was $817,000.
Share awards released during the years ended December 31, 2012, 2011 and 2010 were 77,000, 56,000 and 170,000 respectively. Service-based share awards vested in 2012, 2011 and 2010 had a vest date fair value of $1.1 million, $1.0 million and $434,000, respectively. No performance-based share awards vested in 2012 or 2011. Performance-based share awards vested in 2010 had a vest date fair value of $2.2 million. As of December 31, 2012, there was $6.9 million of unrecognized compensation cost, or $3.7 million net of estimated forfeitures, related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.5 years.
Restricted Stock Units
In 2011, the Company began granting non-employee directors of the Company restricted stock unit (“RSU”) awards as partial consideration for their annual retainer compensation. In the first quarter of each fiscal year, each non-employee director of the Company receives an RSU award for a number of shares determined by dividing the value to be delivered under the RSU award by the closing price of the Company’s common stock on the date of grant. These awards vest in full one year from the date of grant. In addition, in 2010 and prior years, non-employee directors were paid a quarterly retainer in RSU awards. This quarterly retainer was replaced by an annual compensation plan in 2011.
The total grant date fair value of service-based restricted stock unit awards granted during the year ended December 31, 2012 was $420,000. The weighted average grant date fair value of restricted stock unit awards granted during the years ended December 31, 2012, 2011 and 2010 was $20.65, $19.06 and $13.65, respectively. As of December 31, 2012, there was $44,760 of unrecognized compensation cost related to nonvested restricted stock unit awards. The Company estimates that none of these outstanding RSU awards will be forfeited. The cost is expected to be recognized over a weighted average period of 0.1 year.
Employee Stock Purchase Plan
In 2004, the Company established the 2004 Employee Stock Purchase Plan (“ESPP”). Pursuant to the ESPP, the aggregate number of shares of common stock which may be purchased shall not exceed five hundred thousand (500,000) shares of common stock of the Company. As of December 31, 2012, the Company has issued a total of 403,200 shares of common stock from the current ESPP. For the years ended December 31, 2012 and 2011, the Company issued 108,990 and 44,542 shares, respectively, under the ESPP.
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

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Expected dividends	$—	$—	$—
Stock price on valuation date	11.96	17.54	14.03
Expected volatility	71%	41%	54%
Risk-free interest rate	0.10%	0.15%	0.21%
Expected life (in years)	0.5	0.5	0.5
Fair value per share	$4.16	$4.73	$4.78
The intrinsic value of shares of the Company’s stock purchased pursuant to the ESPP for offering periods within the years ended December 31, 2012, 2011 and 2010 was $191,000, $109,000 and $251,000, respectively.
Stock-based Compensation Expense
Compensation cost for stock options, restricted stock, restricted stock units and the ESPP is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Stock options	$978	$1,317	$1,496
Restricted stock	1,427	1,014	752
Restricted stock units	421	57	188
ESPP	262	194	191
Total stock-based compensation expense	$3,088	$2,582	$2,627
Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cost of revenue	$701	$355	$304
Selling, general and administrative	1,835	1,769	2,096
Research and development	552	458	227
Total stock-based compensation expense	$3,088	$2,582	$2,627

Share Reservations
The following table summarizes the reservation of shares under the Company's stock-based compensation plans as of December 31, 2012:

2005 Omnibus Equity Incentive Plan	1,686,687
2004 Employee Stock Purchase Plan	96,800
1999 Director Stock Option Plan	3,000
1995 Stock Option Plan	158,756
Total	1,945,243
Note 10—Stock Offering
In April 2011, the Company filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of its common stock, warrants or debt securities. During the quarter ended March 31, 2012, the Company sold a total of 572,510 shares of its common stock for net proceeds of $10.3 million pursuant an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Citadel Securities LLC (“Citadel”) dated February 2012. No shares have been sold subsequent to the quarter ended March 31, 2012.

As a result of the restatement of our previously issued financial statements contained within this report, the Company is no longer in compliance with the ongoing eligibility requirements of this shelf registration statement on Form S-3, the shelf registration statement is therefore no longer effective.
Note 11—Income Taxes
For financial reporting purposes, net income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
		2011
	2012	(Restated)	2010
United States	$(5,994)	$(9,348)	$(12,903)
Foreign	15,517	9,766	8,478
Total	$9,523	$418	$(4,425)
The provision (benefit) for income taxes based on income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
		2011
	2012	(Restated)	2010
Federal:
Current	$(190)	$—	$13
Deferred	6,873	(2,430)	(4,183)
	6,683	(2,430)	(4,170)
State:
Current	7	6	5
Deferred	1,653	206	60
	1,660	212	65
Foreign:
Current	2,135	3,089	1,006
Deferred	(95)	(1,216)	607
	2,040	1,873	1,613
Valuation allowance	(8,034)	2,201	4,123
Tax provision	$2,349	$1,856	$1,631

The provision for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. The primary components of such difference are as follows (in thousands):

	Years Ended December 31,
		2011
	2012	(Restated)	2010
Taxes at federal statutory rate	$3,054	$143	$(1,504)
State taxes, net of federal benefit	(23)	(323)	(284)
Effect of tax rate differential for foreign subsidiary	(2,695)	(1,576)	(1,356)
Valuation allowance, including tax benefits of stock activity	(8,034)	2,201	4,123
Nondeductible interest	—	462	(313)
Foreign tax credit	—	—	(183)
Stock-based compensation	242	73	155
FCPA settlement	—	—	1,156
Return to provision adjustments	3,568	576	(1,512)
Subpart F income inclusion	5,594	—	948
Other	643	300	401
Tax provision	$2,349	$1,856	$1,631

The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2012. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit, with the exception of $15.5 million which will impact additional paid in capital as discussed below. The Company has recorded a valuation allowance of $59.7 million as of December 31, 2012 to reflect the estimated amount of deferred tax assets that may not be realized. The Company decreased its valuation allowance by $8.0 million for the year ended December 31, 2012.
At December 31, 2012, the Company has federal and state net operating loss carryforwards of approximately $157.1 million and $82.0 million, respectively. The federal tax loss carryforwards will begin to expire in 2020 and the state tax loss carryforwards will begin to expire in 2013. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2012 of $4.7 million and $5.4 million, respectively. The federal credits will begin to expire in 2018 unless utilized and the state credits have an indefinite life. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.
Excess tax benefits associated with stock option exercises, restricted stock grants, and disqualifying dispositions of both incentive stock options and stock issued from the Company’s Employee Stock Purchase Plan in the amount of $3.5 million and $3.3 million, for 2012 and 2011, respectively, did not reduce current income taxes payable and, accordingly, are not included in the deferred tax asset relating to net operating loss carryforwards, but are included with the federal and state net operating loss carryforwards disclosed in this footnote. The tax benefits associated with stock option deductions from 1998 to 2005 in the amount of $15.5 million were not recorded in additional paid-in capital because their realization was not more likely than not to occur and, consequently, a valuation allowance was recorded against the entire benefit.
The Company has been granted a tax holiday in Switzerland, which is effective as of January 1, 2012 and is for 10 years. The tax holiday is conditional upon the Company meeting certain employment and investment thresholds. The impact of this tax holiday decreased foreign taxes by $634,000 for 2012. The benefit of the tax holiday on net income per diluted share was $0.02 for 2012.
U.S. and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of unremitted earnings from foreign subsidiaries totaled $5.0 million as of December 31, 2012. Withholding taxes of approximately $2.0 million would be payable upon remittance of all previously unremitted earnings at December 31, 2012. Determination of the amount of any unrecognized deferred income tax liability on the excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries is not practicable because of the complexities of the hypothetical calculation.

Items that give rise to significant portions of the deferred tax accounts are as follows (in thousands):

	December 31,
		2011
	2012	(Restated)
Deferred tax assets:
Tax loss carryforwards	$55,288	$59,457
Tax credit carryforwards	19	18
Uniform capitalization, contract and inventory related reserves	895	1,319
Accrued vacation	642	631
Stock-based compensation	813	763
Tax basis depreciation less book depreciation	—	984
Intangible assets	1,104	1,232
Deferred revenue	152	265
FCPA settlement	—	1,187
Other	1,185	1,849
Total	60,098	67,705
Deferred tax liabilities:
Inventory deduction	(209)	(185)
Pension assets	(1,385)	(933)
Allowance for doubtful accounts	(433)	(245)
Tax basis depreciation less book depreciation	(224)	—
Other	—	(1)
Total	(2,251)	(1,364)
Net deferred tax assets before valuation allowance	57,847	66,341
Valuation allowance	(59,740)	(67,773)
Net deferred tax liabilities	$(1,893)	$(1,432)
The Company adopted the provisions of section 740-10 of the Accounting for Uncertainty in Income Taxes Topic of the FASB ASC on January 1, 2007. Of the total unrecognized tax benefits at December 31, 2012, approximately $10.0 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $10.0 million. To the extent unrecognized tax benefits are recognized at a time when a valuation allowance does not exist, the recognition of the tax benefit would reduce the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2012 will significantly increase or decrease within the 12 month period following December 31, 2012.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2011	$10,433
Increase in prior period positions	510
Decrease in current period positions	(666)
Balance at December 31, 2012	$10,277
The Company recognizes interest and penalties as a component of income tax expense. Interest and penalties for the years ended December 31, 2012, 2011 and 2010 were immaterial.
The Company’s U.S. federal income tax returns for tax years subsequent to 2007 are subject to examination by the Internal Revenue Service and its state income tax returns subsequent to 2006 are subject to examination by state tax authorities. The Company’s foreign tax returns subsequent to 2002 are subject to examination by the foreign tax authorities.
Net operating losses from years for which the statute of limitations has expired (2007 and prior for federal and 2006 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.
Note 12—Leases
Rental expense amounted to $3.7 million, $3.1 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, and was incurred primarily for facility leases. Future annual minimum rental commitments as of December 31, 2012 are as follows (in thousands):

Fiscal Years
2013	$3,962
2014	4,074
2015	3,571
2016	2,809
2017	2,581
Thereafter	6,490
Total	$23,487
Note 13—Pension and Other Postretirement Benefit Plans
Foreign Plan
The Compensation—Retirement Benefits Subtopic of the FASB ASC requires balance sheet recognition of the total over funded or under funded status of pension and postretirement benefit plans. Under the guidance, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost (income).
The Company’s plan is regulated by the Swiss Government and is funded by the employees and the Company. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, participating employees are required to contribute to the pension plan. The Company made pension contributions of $732,000, $778,000 and $635,000 in 2012, 2011 and 2010, respectively; 45% of the total contributions to the plan each year are made by the employees. This plan has a measurement date of December 31. The Company does not have any rights to the assets of the plan.
The reported pension asset increased from $6.4 million to $6.9 million during the year ended December 31, 2012. The asset increase is a combination of an actuarial gain due to participant experience, employee funding received by the plan related to the transfer of assets from another employee benefit plan, an actuarial loss due to assumption changes, and a higher than expected overall asset return rate which resulted in a gain.
The accumulated benefit obligation was approximately $28.1 million and $25.2 million as of December 31, 2012 and 2011, respectively.
The following table reflects changes in the pension benefit obligation and plan assets for the years ended and as of December 31, 2012 and 2011 (in thousands):

	Pension Benefits
	Years ended December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$26,723	$25,340
Service cost	671	793
Interest cost	651	717
Plan participant contributions	1,602	637
Benefits paid	(668)	(1,254)
Actuarial loss	1,659	735
Administrative expenses paid	—	(79)
Settlements	(1,417)	—
Effect of foreign currency translation	735	(166)
Projected benefit obligation at end of year	29,956	26,723
Changes in plan assets:
Fair value of plan assets at beginning of year	33,082	30,662
Actual return on plan assets	2,670	2,581
Company contributions	732	778
Plan participant contributions	1,602	637
Benefits paid	(668)	(1,254)
Administrative expenses paid	—	(79)
Settlements	(1,417)	—
Effect of foreign currency translation	894	(243)
Fair value of plan assets at end of year	36,895	33,082
Funded status at end of year	$6,939	$6,359
Amounts recognized in the consolidated balance sheets consist of (in thousands):

	As of December 31,
	2012	2011
Net long-term pension asset	$6,939	$6,359
Accumulated other comprehensive loss consists of the following:
Net prior service cost	216	262
Net loss	4,770	4,851
Accumulated other comprehensive loss before taxes	$4,986	$5,113

The components of net periodic pension cost (income) and other amounts recognized in other comprehensive income (loss) before taxes are as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Components of net periodic pension cost (income):
Service cost	$671	$793	$629
Interest cost	651	717	614
Expected return on plan assets	(1,403)	(1,616)	(1,491)
Prior service cost amortization	44	46	39
Deferred loss amortization	216	309	—
Settlement cost	258	—	—
Net periodic pension cost (income)	$437	$249	$(209)
Other amounts recognized in other comprehensive income (loss) before income taxes are as follows:
Prior service cost amortization	$(44)	$(46)	$(39)
Loss (gain) on value of plan assets	(1,268)	(965)	1,592
Actuarial loss on benefit obligation	1,659	735	2,068
Settlement	(258)	—	—
Deferred loss amortization	(216)	(309)	—
Total recognized in other comprehensive income (loss), before taxes	$(127)	$(585)	$3,621
Total recognized in net periodic pension cost (income) and other comprehensive income (loss), before taxes	$310	$(336)	$3,412
Assumptions used to determine the benefit obligation and net periodic pension cost (income) are as follows:

	Pension Benefits
	Years ended December 31,
	2012	2011
Weighted-average assumptions used to determine benefit obligation:
Discount rate	1.75%	2.50%
Rate of compensation increase	2.50%	2.50%
Measurement date	12/31/2012	12/31/2011
Weighted-average assumptions used to determine net periodic pension cost (income):
Discount rate	2.50%	2.75%
Expected long-term return on plan assets	4.25%	5.00%
Rate of compensation increase	2.50%	2.50%

Percentage of the fair value of total plan assets held in each major category of plan assets:
Equity securities	35%	82%
Debt securities	21%	4%
Real estate	39%	12%
Other	5%	2%
Total	100%	100%
The pension plan’s overall strategy and investment policy is managed by the board of the plan. The overall long-term rate is based on the target asset allocation of 15% Swiss bonds, 13% non-Swiss hedged bonds, 10% Swiss equities, 15% global equities, 36% real estate, 6% emerging market equities, 3% alternative investments and 2% cash and other short-term investments.
The 2013 expected future long-term rate of return is estimated to be 4.25%, which is based on historical asset rates of returns for each asset allocation classification at a 0.4% rate for Swiss bonds, 1.0% for hedged foreign bonds, 4.8% for real estate, 5.6% for Swiss equities, 6.5% for unhedged global equities, 7.4% unhedged emerging markets, 2.80% for alternative investments and 1.4% for cash. The 2012 expected long-term rate of return was 4.25% and was based on the historical asset rates of return of 1.8% for Swiss bonds, 2.0% for unhedged foreign bonds, 1.5% for hedged foreign bonds, 4.3% for real property, 5.6% for Swiss equities and 6.9% for unhedged global equities, 4.6% for alternative investments and 1.3% for cash.

Expected amortization during the year ending December 31, 2013 is as follows (in thousands):
Amortization of net prior service costs	$45
Amortization of deferred loss	182
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2013	$1,643
2014	1,969
2015	1,772
2016	1,869
2017	1,547
Years 2018 through 2022	8,116
Total	$16,916

The Company expects to contribute approximately $677,000 to the pension plan in 2013.
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
The fair values of the plans assets at December 31, 2012, by asset category, are as follows (in thousands):

		Fair Value Measurements at
		December 31, 2012
	Total	Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash:
Held in Swiss Franc, Euro and USD	$848	$848	$—	$—
Equity securities:		—	—	—
Investment funds	19,867	19,867	—	—
Real estate investment fund	10,733	—	—	10,733
Fixed income / Bond Securities
Fixed income / Bond securities:	1,263	1,263	—	—
Real estate investments:
Real estate investment in specific properties 100% owned by the plan	4,098	—	—	4,098
Other assets (accounts receivable, assets at real estate management company)	86	—	86	—
Net assets of pension plan	$36,895	$21,978	$86	$14,831

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

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the year by investment type:

Description	Real estate investments
Beginning balance, December 31, 2011	$13,856
Total unrealized gains included in net gain(1)	665
Foreign currency translation adjustments	310
Ending balance, December 31, 2012	$14,831
_____________

(1)	Total unrealized gains are reported as a component of the pension adjustment in accumulated other comprehensive income in the consolidated statement of stockholders’ equity.
U.S. Plan
The Company has postretirement benefit plans covering its employees in the United States. Substantially all U.S. employees are eligible to elect coverage under a contributory employee savings plan which provides for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company’s matching contributions under this plan totaled $486,000, $415,000 and $379,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Note 14—Legal Proceedings
Although the Company incurs significant legal costs in connection with legal proceedings, the Company is unable to estimate the amount of future legal costs, therefore, such costs are expensed in the period the legal services are performed.
FCPA Matter
As a result of being a publicly traded company in the U.S., we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or retaining business. Beginning in 2009, we conducted an internal review into payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. In January 2011, we reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities laws violations. We settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, we agreed to pay a total of approximately $6.4 million in profit disgorgement and prejudgment interest, in two installments, with almost $3.2 million paid in each of the first quarters of 2011 and 2012. Under the terms of the settlement with the DOJ, we agreed to pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011 and $2.3 million paid in each of the first quarters of 2012 and 2013. As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If we remain in compliance with the terms of the DPA, at the conclusion of the term, the charges against us asserted by the DOJ will be dismissed with prejudice. Further, under the terms of each agreement, we will periodically report to the SEC and DOJ on our internal compliance program concerning anti-bribery. As of December 31, 2012, $2.3 million was included in “accounts payable and accrued liabilities” on the accompanying consolidated balance sheet and this final payment was paid in full as of January 25, 2013.
Customer Bankruptcy Matter
In January 2011, we attended a bankruptcy proceeding for a previous customer in order to bid on certain intellectual property and physical assets that were being auctioned. During this proceeding, an offer for sale was presented for any and all potential claims held by the previous customer against us. While the nature of these potential claims was not specified, the offer was construed as including potential claims related to payments made to us by the customer prior to the previous customer filing bankruptcy, as well as a potential intellectual property dispute between us and the previous customer. At the January 2011 bankruptcy proceeding, we bid $250,000 to purchase from the bankruptcy estate the right to any and all claims against us stemming from rights held by the previous customer. The bankruptcy estate later declined that offer and in the interest of a more expedient resolution, we had recently increased our settlement offer to $750,000. In December 2012, the parties reached a final agreement for total consideration of $525,000 due from us to the bankruptcy estate for full and final release from any claims related only to the potential preference payment claim. The settlement amount was paid in full in February 2013. Concerning the potential intellectual property dispute, we believe this claim is meritless and that the chance of a significant loss with respect to this potential claim is remote. As of the quarter ended September 30, 2012, we had accrued a liability of

$750,000 for the anticipated settlement of these potential claims. After consideration of the settlement of the preference claim matter in the amount of $525,000, the remaining balance of the accrual of $225,000 was reversed and credited to the statement of operations during the fourth quarter of 2012.
Securities Matter
In early 2013, we voluntarily provided information to the United States Attorney's Office for the Southern District of California and the U.S. Securities and Exchange Commission related to our announcement that we intend to file restated financial statements for fiscal years 2011 and 2012. We are cooperating with these investigations. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Securities Class Action Matter
From March 13, 2013 through April 19, 2013, four purported shareholder class actions were filed in the United States District Court for the Southern District of California against us and three of our current and former officers. These actions are entitled Foster v. Maxwell Technologies, Inc., et al., Case No. 13-cv-0580 (S.D. Cal. filed March 13, 2013), Weinstein v. Maxwell Technologies, Inc., et al., No. 13-cv-0686 (S.D. Cal. filed March 21, 2013), Abanades v. Maxwell Technologies, Inc., et al., No. 13-cv-0867 (S.D. Cal. filed April 11, 2013), and Mebarak v. Maxwell Technologies, Inc., et al., No. 13-cv-0942 (S.D. Cal. filed April 19, 2013). The complaints allege that the defendants made false and misleading statements regarding our financial performance and business prospects and overstated our reported revenue. The complaints purport to assert claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of all persons who purchased our common stock between April 28, 2011 and March 7, 2013, inclusive. The complaints seek unspecified monetary damages and attorneys' fees and costs. On May 13, 2013, four prospective lead plaintiffs filed motions to consolidate the four actions and to be appointed lead plaintiff. On June 11, 2013, the Court vacated the hearing on those motions and indicated that it would issue a written order in the near future. At this preliminary stage, we cannot determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of potential loss. Accordingly, we have not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
State Shareholder Derivative Matter
On April 11, 2013 and April 18, 2013, two shareholder derivative actions were filed in California Superior Court for the County of San Diego, entitled Warsh v. Schramm, et al., Case No. 37-2013-00043884 (San Diego Sup. Ct. filed April 11, 2013) and Neville v. Cortes, et al., Case No. 37-2013-00044911-CU-BT-CTL (San Diego Sup. Ct. filed April 18, 2013). The complaints name as defendants certain of our current and former officers and directors as well as our former auditor McGladrey LLP. We are named as a nominal defendant. The complaints allege that the individual defendants made or caused us to make false and/or misleading statements regarding our financial condition, and failed to disclose material adverse facts about our business, operations and prospects. The complaints assert causes of action for breaches of fiduciary duty for disseminating false and misleading information, failing to maintain internal controls, and failing to properly oversee and manage the company, as well as for unjust enrichment, abuse of control, gross mismanagement, professional negligence and accounting malpractice, and aiding and abetting breaches of fiduciary duty. The lawsuits seek unspecified damages, an order directing us to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits and other compensation, attorneys' and experts' fees, and costs and expenses. On May 7, 2013, the Court consolidated the two actions. We filed a motion to stay the consolidated action on July 2, 2013. Because this action is derivative in nature, it does not seek monetary damages from us. However, we may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Federal Shareholder Derivative Matter
On April 23, 2013 and May 7, 2013, two shareholder derivative actions were filed in the United States District Court for the Southern District of California, entitled Kienzle v. Schramm, et al., Case No. 13-cv-0966 (S.D. Cal. filed April 23, 2013) and Agrawal v. Cortes, et al., Case No. 13-cv-1084 (S.D. Cal. filed May 7, 2013). The complaints name as defendants certain of our current and former officers and directors and name us as a nominal defendant. The complaints allege that the individual defendants caused or allowed us to issue false and misleading statements about our financial condition, operations, management, and internal controls and falsely represented that we maintained adequate controls. The complaints assert causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits seek unspecified damages, an order directing us to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits, and other compensation, attorneys' and experts' fees, and costs and expenses. On June 10, 2013, the parties filed a joint motion to consolidate the two actions. The Court has not yet ruled on that motion. Because this action is derivative in nature, it does not seek monetary damages from us. However, we may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Shareholder Demand Letter Matter
On April 9, 2013, Stephen Neville, a purported shareholder of the Company, sent a demand letter to us to inspect our books and records pursuant to California Corporations Code Section 1601. The demand sought inspection of documents related to our March 7, 2013 announcement that we would be restating our previously-issued financial statements for 2011 and 2012, board minutes and committee materials, and other documents related to our board or management discussions regarding revenue recognition from January 1, 2011 to the present. We responded by letter dated April 19, 2013, explaining why we believed that the demand did not appear to be proper. Following receipt of a second letter from Mr. Neville dated April 23, 2013, we explained by letter dated April 29, 2013 why we continue to believe that the inspection demand appears improper. We have not received a further response from Mr. Neville regarding the inspection demand. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.

Note 15—Unaudited Quarterly Financial Information

	Quarter Ended
	March 31		June 30		September 30
	(Restated)		(Restated)		(Restated)		December 31
	(in thousands except per share data)
Year Ended December 31, 2012
Operating:
Total revenue	$35,804		$36,238		$42,713		$44,503
Gross profit	15,157		14,524		18,142		17,229
Net income (loss)	(952)	(a)	31	(b)	5,228	(c)	2,867	(d)
Basic and diluted net income per share	$(0.03)		$—		$0.18		$0.10

	Quarter Ended
	March 31		June 30		September 30		December 31
	(Restated)		(Restated)		(Restated)		(Restated)
	(in thousands except per share data)
Year Ended December 31, 2011
Operating:
Total revenue	$29,224		$38,546		$42,030		$37,376
Gross profit	11,329		13,901		16,830		15,010
Net income (loss)	(2,322)	(e)	(200)	(f)	569	(g)	515	(h)
Basic and diluted net income (loss) per share	$(0.09)		$(0.01)		$0.02		$0.02
_____________

(a)	Includes a non-cash expense for stock-based compensation of $1.3 million.

(b)	Includes a non-cash expense for stock-based compensation of $770,000.

(c)	Includes a non-cash expense for stock-based compensation of $505,000.

(d)	Includes a non-cash expense for stock-based compensation of $527,000.

(e)	Includes a gain on embedded derivatives of $1.1 million and a non-cash expense for stock-based compensation of $917,000.

(f)	Includes a non-cash expense for stock-based compensation of $789,000 and a $2.6 million charge for the accrual for anticipated settlement of a legal matter.

(g)	Includes a non-cash expense for stock-based compensation of $734,000.

(h)	Includes a non-cash expense for stock-based compensation of $142,000.

The restated quarterly consolidated balance sheets as of the end of the first three quarters of fiscal year 2012 and 2011, respectively, are presented below:

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

	September 30, 2012
	As previously reported	Restatement Adjustments	Debt Classification Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$20,073	$—	$—	$20,073
Trade and other accounts receivable, net of allowance for doubtful accounts of $341 at September 31, 2012	52,988	(14,172)	—	38,816
Inventories	31,930	11,872	—	43,802
Prepaid expenses and other current assets	2,829	105	41	2,975
Total current assets	107,820	(2,195)	41	105,666
Property and equipment, net	35,806	—	—	35,806
Intangible assets, net	758	—	—	758
Goodwill	24,826	—	—	24,826
Pension asset	6,945	—	—	6,945
Other non-current assets	79	—	(41)	38
Total assets	$176,234	$(2,195)	$—	$174,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,025	$(36)	$—	$31,989
Accrued warranty	244	—	—	244
Accrued employee compensation	5,025	—	—	5,025
Deferred revenue	764	4,385	—	5,149
Short-term borrowings and current portion of long-term debt	6,909	—	2,935	9,844
Deferred tax liability	499	—	—	499
Total current liabilities	45,466	4,349	2,935	52,750
Deferred tax liability, long-term	962	—	—	962
Long-term debt, excluding current portion	2,960	—	(2,935)	25
Other long-term liabilities	699	—	—	699
Total liabilities	50,087	4,349	—	54,436
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,183 shares issued and outstanding at September 31, 2012	2,915	—	—	2,915
Additional paid-in capital	267,069	—	—	267,069
Accumulated deficit	(154,456)	(6,544)	—	(161,000)
Accumulated other comprehensive income	10,619	—	—	10,619
Total stockholders’ equity	126,147	(6,544)	—	119,603
Total liabilities and stockholders’ equity	$176,234	$(2,195)	$—	$174,039

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

	June 30, 2012
	As previously reported	Restatement Adjustments	Debt Classification Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$22,310	$—	$—	$22,310
Trade and other accounts receivable, net of allowance for doubtful accounts of $216 at June 30, 2012	48,514	(14,180)	—	34,334
Inventories	30,217	10,822	—	41,039
Prepaid expenses and other current assets	3,299	103	56	3,458
Total current assets	104,340	(3,255)	56	101,141
Property and equipment, net	33,275	—	—	33,275
Intangible assets, net	854	—	—	854
Goodwill	24,621	—	—	24,621
Pension asset	6,685	—	—	6,685
Other non-current assets	94	—	(56)	38
Total assets	$169,869	$(3,255)	$—	$166,614
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,205	$40	$—	$31,245
Accrued warranty	265	—	—	265
Accrued employee compensation	5,721	—	—	5,721
Deferred revenue	1,096	3,074	—	4,170
Short-term borrowings and current portion of long-term debt	6,870	—	3,354	10,224
Deferred tax liability	499	—	—	499
Total current liabilities	45,656	3,114	3,354	52,124
Deferred tax liability, long-term	952	—	—	952
Long-term debt, excluding current portion	3,389	—	(3,354)	35
Other long-term liabilities	750	—	—	750
Total liabilities	50,747	3,114	—	53,861
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,136 shares issued and outstanding at June 30, 2012	2,911	—	—	2,911
Additional paid-in capital	266,225	—	—	266,225
Accumulated deficit	(159,860)	(6,369)	—	(166,229)
Accumulated other comprehensive income	9,846	—	—	9,846
Total stockholders’ equity	119,122	(6,369)	—	112,753
Total liabilities and stockholders’ equity	$169,869	$(3,255)	$—	$166,614

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

	March 31, 2012
	As previously reported	Restatement Adjustments	Debt Classification Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$30,628	$—	$—	$30,628
Trade and other accounts receivable, net of allowance for doubtful accounts of $281 at March 31, 2012	43,147	(10,624)	—	32,523
Inventories	30,606	8,574	—	39,180
Prepaid expenses and other current assets	3,158	78	59	3,295
Total current assets	107,539	(1,972)	59	105,626
Property and equipment, net	31,922	—	—	31,922
Intangible assets, net	985	—	—	985
Goodwill	25,730	—	—	25,730
Pension asset	6,815	—	—	6,815
Other non-current assets	59	—	(59)	—
Total assets	$173,050	$(1,972)	$—	$171,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34,239	$15	$—	$34,254
Accrued warranty	287	—	—	287
Accrued employee compensation	5,850	—	—	5,850
Deferred revenue	812	1,756	—	2,568
Short-term borrowings and current portion of long-term debt	7,155	—	3,494	10,649
Deferred tax liability	499	—	—	499
Total current liabilities	48,842	1,771	3,494	54,107
Deferred tax liability, long-term	944	—	—	944
Long-term debt, excluding current portion	3,541	—	(3,494)	47
Other long-term liabilities	778	—	—	778
Total liabilities	54,105	1,771	—	55,876
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,127 shares issued and outstanding at March 31, 2012	2,910	—	—	2,910
Additional paid-in capital	265,414	—	—	265,414
Accumulated deficit	(162,517)	(3,743)	—	(166,260)
Accumulated other comprehensive income	13,138	—	—	13,138
Total stockholders’ equity	118,945	(3,743)	—	115,202
Total liabilities and stockholders’ equity	$173,050	$(1,972)	$—	$171,078

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

	September 30, 2011
	As previously reported	Restatement Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$30,988	$—	$30,988
Trade and other accounts receivable, net of allowance for doubtful accounts of $451 at September 30, 2011	31,838	(1,831)	30,007
Inventories	27,965	1,697	29,662
Prepaid expenses and other current assets	3,191	13	3,204
Total current assets	93,982	(121)	93,861
Property and equipment, net	26,985	—	26,985
Intangible assets, net	1,259	—	1,259
Goodwill	25,592	—	25,592
Pension asset	6,125	—	6,125
Other non-current assets	246	—	246
Total assets	$154,189	$(121)	$154,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,862	$1,109	$30,971
Accrued warranty	261	—	261
Accrued employee compensation	7,037	—	7,037
Deferred revenue	2,478	—	2,478
Short-term borrowings and current portion of long-term debt	3,409	—	3,409
Deferred tax liability	1,373	—	1,373
Total current liabilities	44,420	1,109	45,529
Deferred tax liability, long-term	1,166	—	1,166
Long-term debt, excluding current portion	2,292	—	2,292
Other long-term liabilities	3,028	—	3,028
Total liabilities	50,906	1,109	52,015
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 28,123 shares issued and outstanding at September 30, 2011	2,797	—	2,797
Additional paid-in capital	252,525	—	252,525
Accumulated deficit	(164,593)	(1,230)	(165,823)
Accumulated other comprehensive income	12,554	—	12,554
Total stockholders’ equity	103,283	(1,230)	102,053
Total liabilities and stockholders’ equity	$154,189	$(121)	$154,068

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

	June 30, 2011
	As previously reported	Restatement Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$29,791	$—	$29,791
Trade and other accounts receivable, net of allowance for doubtful accounts of $353 at June 30, 2011	35,791	(3,590)	32,201
Inventories	26,911	2,119	29,030
Prepaid expenses and other current assets	2,939	16	2,955
Total current assets	95,432	(1,455)	93,977
Property and equipment, net	24,952	—	24,952
Intangible assets, net	1,438		1,438
Goodwill	27,423	—	27,423
Pension asset	6,387	—	6,387
Other non-current assets	382	—	382
Total assets	$156,014	$(1,455)	$154,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,582	$46	$30,628
Accrued warranty	304	—	304
Accrued employee compensation	6,931	—	6,931
Deferred revenue	1,176	—	1,176
Short-term borrowings and current portion of long-term debt	3,685	—	3,685
Deferred tax liability	1,373	—	1,373
Total current liabilities	44,051	46	44,097
Deferred tax liability, long-term	1,166	—	1,166
Long-term debt, excluding current portion	2,504	—	2,504
Other long-term liabilities	3,070	—	3,070
Total liabilities	50,791	46	50,837
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 27,955 shares issued and outstanding at June 30, 2011	2,780	—	2,780
Additional paid-in capital	250,341	—	250,341
Accumulated deficit	(164,891)	(1,501)	(166,392)
Accumulated other comprehensive income	16,993	—	16,993
Total stockholders’ equity	105,223	(1,501)	103,722
Total liabilities and stockholders’ equity	$156,014	$(1,455)	$154,559

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

	March 31, 2011
	As previously reported	Restatement Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$33,063	$—	$33,063
Trade and other accounts receivable, net of allowance for doubtful accounts of $209 at March 31, 2011	32,301	(6,087)	26,214
Inventories	22,913	3,552	26,465
Prepaid expenses and other current assets	2,657	26	2,683
Total current assets	90,934	(2,509)	88,425
Property and equipment, net	22,257	—	22,257
Intangible assets, net	1,526	—	1,526
Goodwill	25,338	—	25,338
Pension asset	5,642	—	5,642
Other non-current assets	471	—	471
Total assets	$146,168	$(2,509)	$143,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,842	$9	$28,851
Accrued warranty	367	—	367
Accrued employee compensation	4,942	—	4,942
Deferred revenue	419	—	419
Short-term borrowings and current portion of long-term debt	3,470	—	3,470
Deferred tax liability	1,373	—	1,373
Total current liabilities	39,413	9	39,422
Deferred tax liability, long-term	1,166	—	1,166
Long-term debt, excluding current portion	2,282	—	2,282
Other long-term liabilities	3,049	—	3,049
Total liabilities	45,910	9	45,919
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 27,950 shares issued and outstanding at March 31, 2011	2,779	—	2,779
Additional paid-in capital	249,558	—	249,558
Accumulated deficit	(163,674)	(2,518)	(166,192)
Accumulated other comprehensive income	11,595	—	11,595
Total stockholders’ equity	100,258	(2,518)	97,740
Total liabilities and stockholders’ equity	$146,168	$(2,509)	$143,659

The restated quarterly consolidated statements of operations for the first three quarters of fiscal year 2012 and all the quarters of fiscal year 2011 are presented below:

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30, 2012
	As previously reported	Restatement Adjustments	Restated
Revenue	$43,907	$(1,194)	$42,713
Cost of revenue	25,534	(963)	24,571
Gross profit	18,373	(231)	18,142
Operating expenses:
Selling, general and administrative	7,344	(2)	7,342
Research and development	5,084	—	5,084
Total operating expenses	12,428	(2)	12,426
Income (loss) from operations	5,945	(229)	5,716
Interest expense, net	(56)	—	(56)
Amortization of debt discount and prepaid debt costs	(16)	—	(16)
Gain on embedded derivatives and warrants	—	—	—
Income (loss) from operations before income taxes	5,873	(229)	5,644
Income tax provision	470	(54)	416
Net income (loss)	$5,403	$(175)	$5,228
Net income (loss) per share:
Basic	$0.19	$(0.01)	$0.18
Diluted	$0.19	$(0.01)	$0.18
Weighted average common shares outstanding:
Basic	28,736	—	28,736
Diluted	28,748	—	28,748

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30, 2012
	As previously reported	Restatement Adjustments	Restated
Revenue	$40,856	$(4,618)	$36,238
Cost of revenue	23,876	(2,162)	21,714
Gross profit	16,980	(2,456)	14,524
Operating expenses:
Selling, general and administrative	8,238	171	8,409
Research and development	5,294	—	5,294
Total operating expenses	13,532	171	13,703
Income (loss) from operations	3,448	(2,627)	821
Interest expense, net	(56)	—	(56)
Amortization of debt discount and prepaid debt costs	(15)	—	(15)
Gain on embedded derivatives and warrants	—	—	—
Income (loss) from operations before income taxes	3,377	(2,627)	750
Income tax provision	719	—	719
Net income (loss)	$2,658	$(2,627)	$31
Net income (loss) per share:
Basic	$0.09	$(0.09)	$—
Diluted	$0.09	$(0.09)	$—
Weighted average common shares outstanding:
Basic	28,672	—	28,672
Diluted	28,780	—	28,780

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31, 2012
	As previously reported	Restatement Adjustments	Restated
Revenue	$39,230	$(3,426)	$35,804
Cost of revenue	23,093	(2,446)	20,647
Gross profit	16,137	(980)	15,157
Operating expenses:
Selling, general and administrative	9,286	502	9,788
Research and development	5,596	(26)	5,570
Total operating expenses	14,882	476	15,358
Income (loss) from operations	1,255	(1,456)	(201)
Interest expense, net	(26)	—	(26)
Amortization of debt discount and prepaid debt costs	(11)	—	(11)
Gain on embedded derivatives and warrants	—	—	—
Income (loss) from operations before income taxes	1,218	(1,456)	(238)
Income tax provision	714	—	714
Net income (loss)	$504	$(1,456)	$(952)
Net income (loss) per share:
Basic	$0.02	$(0.05)	$(0.03)
Diluted	$0.02	$(0.05)	$(0.03)
Weighted average common shares outstanding:
Basic	28,122	—	28,122
Diluted	28,559	—	28,122

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended December 31, 2011
	As previously reported	Restatement Adjustments	Restated
Revenue	$42,493	$(5,117)	$37,376
Cost of revenue	26,345	(3,979)	22,366
Gross profit	16,148	(1,138)	15,010
Operating expenses:
Selling, general and administrative	8,566	(107)	8,459
Research and development	5,354	26	5,380
Total operating expenses	13,920	(81)	13,839
Income (loss) from operations	2,228	(1,057)	1,171
Interest expense, net	(21)	—	(21)
Amortization of debt discount and prepaid debt costs	—	—	—
Gain on embedded derivatives and warrants	—	—	—
Income (loss) from operations before income taxes	2,207	(1,057)	1,150
Income tax provision	635	—	635
Net income (loss)	$1,572	$(1,057)	$515
Net income (loss) per share:
Basic	$0.06	$(0.04)	$0.02
Diluted	$0.06	$(0.04)	$0.02
Weighted average common shares outstanding:
Basic	27,851	—	27,851
Diluted	28,285	—	28,285

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30, 2011
	As previously reported	Restatement Adjustments	Restated
Revenue	$41,096	$934	$42,030
Cost of revenue	24,547	653	25,200
Gross profit	16,549	281	16,830
Operating expenses:
Selling, general and administrative	9,595	10	9,605
Research and development	5,707	—	5,707
Total operating expenses	15,302	10	15,312
Income from operations	1,247	271	1,518
Interest expense, net	(27)	—	(27)
Amortization of debt discount and prepaid debt costs	—	—	—
Gain on embedded derivatives and warrants	—	—	—
Income from operations before income taxes	1,220	271	1,491
Income tax provision	922	—	922
Net income	$298	$271	$569
Net income per share:
Basic	$0.01	$0.01	$0.02
Diluted	$0.01	$0.01	$0.02
Weighted average common shares outstanding:
Basic	27,733	—	27,733
Diluted	28,161	—	28,161

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30, 2011
	As previously reported	Restatement Adjustments	Restated
Revenue	$38,463	$83	$38,546
Cost of revenue	22,987	1,658	24,645
Gross profit	15,476	(1,575)	13,901
Operating expenses:
Selling, general and administrative	11,798	(2,600)	9,198
Research and development	5,297	8	5,305
Total operating expenses	17,095	(2,592)	14,503
Income (loss) from operations	(1,619)	1,017	(602)
Interest expense, net	(25)	—	(25)
Amortization of debt discount and prepaid debt costs	—	—	—
Gain on embedded derivatives and warrants	—	—	—
Income (loss) from operations before income taxes	(1,644)	1,017	(627)
Income tax provision	(427)	—	(427)
Net income (loss)	$(1,217)	$1,017	$(200)
Net income (loss) per share:
Basic	$(0.04)	$0.03	$(0.01)
Diluted	$(0.04)	$0.03	$(0.01)
Weighted average common shares outstanding:
Basic	27,669	—	27,669
Diluted	27,669	—	27,669

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31, 2011
	As previously reported	Restatement Adjustments	Restated
Revenue	$35,259	$(6,035)	$29,224
Cost of revenue	21,375	(3,480)	17,895
Gross profit	13,884	(2,555)	11,329
Operating expenses:
Selling, general and administrative	7,985	(29)	7,956
Research and development	5,972	(8)	5,964
Total operating expenses	13,957	(37)	13,920
Loss from operations	(73)	(2,518)	(2,591)
Interest expense, net	(36)	—	(36)
Amortization of debt discount and prepaid debt costs	(55)	—	(55)
Gain on embedded derivatives and warrants	1,086	—	1,086
Income (loss) from operations before income taxes	922	(2,518)	(1,596)
Income tax provision	726	—	726
Net income (loss)	$196	$(2,518)	$(2,322)
Net income (loss) per share:
Basic	$0.01	$(0.10)	$(0.09)
Diluted	$0.01	$(0.10)	$(0.09)
Weighted average common shares outstanding:
Basic	27,285	—	27,285
Diluted	28,112	—	27,285

Schedule II
Valuation and Qualifying Accounts (in thousands)

	Balance at the Beginning of the Year ($)	Charged to Expense ($)	Acquisitions/ Transfers and Other ($)	Write-offs Net of Recoveries ($)	Balance at the End of the Year ($)
Allowance for Doubtful Accounts:
December 31, 2010	386	(159)	13	(89)	151
December 31, 2011 (Restated)	151	300	(1)	—	450
December 31, 2012	450	193	2	(488)	157

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Background
As previously reported in the Company’s Current Report on Form 8-K filed March 7, 2013, the Audit Committee in consultation with management and the Board of Directors, concluded that the Company’s previously issued financial statements for the fiscal year ended December 31, 2011 and the first three quarters of fiscal year 2012 should no longer be relied upon. Accordingly, the Company has restated its previously issued financial statements for those periods. The Company is correcting the underlying errors for those periods within this annual report on Form 10-K for the year ended December 31, 2012. See Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background on the Restatement, and Note 2, Restatement of Previously Issued Financial Statements and Financial Information, and Note 15, Unaudited Quarterly Financial Information, of the Notes to Consolidated Financial Statements included in Part II—Item 8, Financial Statements and Supplementary Data.
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K, because of the material weaknesses in internal control over financial reporting discussed below.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate. Based on our evaluation under the framework in Internal Control—Integrated Framework, management identified material weaknesses in our internal control over financial reporting. Because of the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012.
BDO USA LLP, the independent registered public accounting firm that audited the consolidated financial statements of Maxwell in this Annual Report on Form 10-K, has issued an adverse opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2012 which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
For certain sales transactions, sales and other personnel have entered into side arrangements with customers for return rights, extended payment terms, profit margin protection and transfer of title terms that were not communicated to the finance and accounting department, or to our CEO. As such, we did not maintain effective controls over our revenues and accounts receivable balances as the sales price was not fixed or determinable nor was collectability reasonably assured at the time revenue was originally recognized. As a result, we recognized revenue prematurely. These errors resulted in the restatement of our consolidated financial statements for each of the previously reported interim and annual periods within the fiscal years ended December 31, 2012 and 2011. These control deficiencies could result in misstatements of revenue and accounts receivable balances and related disclosures that would result in material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that each of these control deficiencies constitutes a material weakness. The specific material weaknesses are:

•
we did not maintain adequately designed controls to ensure accurate recognition of revenue in accordance with GAAP. Specifically, controls were not effective to ensure that deviations from contractually established sales terms were authorized, communicated, identified and evaluated for their potential effect on revenue recognition. Further, we did not adequately train and supervise sales personnel to ensure that such personnel were appropriately conscious of the requirement to communicate deviations from contractually established sales terms to finance and accounting personnel in order for revenue recognition in our financial statements to be accurately recorded; and,

•
We did not perform a robust fraud risk assessment taking into consideration the various ways that fraud may be perpetrated to misappropriate assets or facilitate fraudulent financial reporting.  We failed to identify controls specifically designed to prevent and detect fraud risks relating to revenue recognition.

Remediation Plan
We are in the process of developing a plan for remediation of the above material weaknesses and plan to undertake the following initiatives:

•
improve procedures to ensure the proper communication, approval and accounting review of deviations from sales contracts, and provide periodic training and a formal revenue recognition policy to sales personnel and others involved in negotiating contractual sales terms, in order to improve awareness and understanding of revenue recognition principles under GAAP; and,

•
implement an improved fraud risk assessment process to consider specific ways in which asset misappropriation or fraudulent financial reporting might occur and ensure controls are identified to address the risk of fraud.

Management is committed to a strong internal control environment and believes that, when fully implemented and tested, the measures described above will improve our internal control over financial reporting. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Maxwell Technologies, Inc.
We have audited Maxwell Technologies, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Maxwell Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management's failure to design and maintain controls over revenue recognition has been identified and described in management's assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated August 1, 2013 on those financial statements.
In our opinion, Maxwell Technologies, Inc. and subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We do not express an opinion or any other form of assurance on management's statements referring to any corrective action taken by the company after the date of management's assessment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated August 1, 2013 expressed an unqualified opinion.
/s/     BDO USA LLP
San Diego, California
August 1, 2013

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Members of the Board of Directors
The Board is divided into three classes, with the terms of office of each class ending in successive years. The term of the directors currently serving in Class II expires on the date of the next Annual Meeting. The directors in Class I and Class III will continue in office until their terms expire at the 2015 and 2014 Annual Meeting of Stockholders, respectively.
No arrangement or understanding exists between any director pursuant to which any person was or is to be selected as a director. No director has any family relationship with any other director or with any of the Company's executive officers or directors.

Name and Age	Age	Period Served as a Director, Positions and Other Relationships with the Company, and Business Experience
Robert Guyett	76
Mr. Guyett was appointed a Class III director in January 2000, and served as Chairperson of the Board from May 2010 to May 2011, and also from May 2003 until May 2007. He serves on the Compensation Committee and the Governance and Nominating Committee, and is the Chairperson of the Audit Committee. Since 1995, he has been president and chief executive officer of Crescent Management Enterprises LLC, a consulting firm that provides financial management and investment advisory services. From 1990 to 2013, he was a director and chairperson of the audit committee of Newport Corp., a public company which is a supplier of products and systems to the semiconductor, communications, electronics, research and life science markets. He is also a director and Treasurer of the Christopher and Dana Reeve Foundation and serves on the board of a privately-held company. From 1991 to 1995, he was a director and chief financial officer of Engelhard Corp and from 1987 to 1991, he was a director and chief financial officer of Fluor Corporation.
Individual experience: Mr. Guyett, with his experience in various senior leadership positions, including chief financial officer, provides the Company with broad insight into financial and operational matters. Further, Mr. Guyett's extensive experience in international operations and his demonstrated leadership on the boards of several other companies expand his qualifications to serve on our Audit Committee, Compensation Committee and Governance, Nominating and Strategy Committee.

Jean Lavigne	75
Mr. Lavigne was appointed a Class II director in August 1999. He serves on the Compensation Committee and the Governance and Nominating Committee. In 2003, Mr. Lavigne founded JCL Conseil, a French consulting firm, where he currently serves as general partner. From November 1993 until his retirement at the end of 2002, Mr. Lavigne served as vice president and country president in France and Belgium for Motorola, Inc., and he was president and chief executive officer of Motorola, SA and of Motorola Semiconductor SA. Prior to joining Motorola, Mr. Lavigne was with Digital Equipment Corporation in Europe where he was responsible for manufacturing and engineering technology and served as a member of its European government affairs team. Mr. Lavigne resides in London, U.K. Mr. Lavigne currently serves on the board of directors of a subsidiary of a publicly traded company in Canada. Mr. Lavigne holds a MS and an Engineer's degree in Mechanical Engineering from ENSAM-Paris, an MS in Electrical Engineering from the University of Virginia and an MS in Management MBA from the MIT Sloan School of Management.
Individual experience: Mr. Lavigne’s international business and management experience, as well as his background in the technology industry, makes him further qualified to serve as a director.

Mark Rossi	57
Mr. Rossi was appointed a Class II director in November 1997 and was elected Chairperson of the Board in May 2011. He also serves on the Audit Committee and the Governance and Nominating Committee and is the Chairperson of the Compensation Committee. Mr. Rossi is a senior managing director of Cornerstone Equity Investors, LLC, one of the most experienced private equity firms in the United States. Prior to the formation of Cornerstone Equity Investors in 1996, Mr. Rossi was president of Prudential Equity Investors, Inc. Mr. Rossi's industry focus is on technology companies. He is also a member of the board of directors of Cardtronics, Inc., a public company which is the world's largest non-bank ATM operator, and is a board member of a number of private companies.
Individual experience: Mr. Rossi has experience in previous roles of chairman of the board of two other public companies, as well as having served as a member of the board of directors of several other public and private companies. Further, Mr. Rossi brings a breadth of equity experience across a wide range of industries. He has a successful record of managing equity investments in his current position with Cornerstone Equity Investors, LLC, along with extensive transactional expertise including: mergers and acquisitions, IPOs, debt and equity offerings and bank financing, all of which make him further qualified to serve as a director.

Burkhard Goeschel	67
Dr. Goeschel was appointed a Class II director in February 2007. He serves on the Governance and Nominating Committee. Since 2007, he has been the chief technology officer of vehicles and powertrain of MAGNA International, a leading NYSE-listed global supplier of technologically advanced automotive systems, components and complete modules. From 2000 until his retirement in 2006, he was a member of the six-person management board of BMW Group, with overall responsibility for research, development and purchasing. Before beginning his career with BMW in 1978, he spent two years as a group leader for engine product development with Daimler Benz. He is an honorary professor of the Technical University in Graz, Austria, holds an honorary doctorate from the Technical University of Munich and is a member of the university's management board and a trustee of its Institute for Advanced Studies. Further, he is honorary president of the German Research Association for Internal Combustion Engines, is a member of the Council for Technical Sciences of the Union of German Academies of Sciences and Humanities and was general chairperson of the Society of Automotive Engineers 2006 World Congress.
Individual experience: Dr. Goeschel's global automotive industry experience, breadth of knowledge concerning the international marketplace and prior experience at BMW Group, in addition to a strong technical background and deep knowledge of the automotive market, make him further qualified to serve as a director.

Roger Howsmon	69
Mr. Howsmon was appointed a Class I director in May 2008. He serves on the Compensation Committee. Since April 2013, Mr. Howsmon has been the chief operating offcer of Wheatridge Manufacturing, a company specializing in the engineering, design and manufacturing of cabover trucks. Prior to this, since 2010, Mr. Howsmon was the senior advisor to the chief executive officer of the school bus division of Blue Bird Corporation, one of the world's leading bus manufacturers, which is privately held by Cerebus Capital Management. From 2007 to 2010, he served as the senior vice president and chief marketing officer of Blue Bird Corporation. Prior to this, Mr. Howsmon, as executive vice president, led the manufactured housing group of Fleetwood Enterprises, and before that, was chairperson and chief executive officer of Global Promo Group, an international marketer of promotional products. Earlier in his career, he held a series of senior management positions in the diesel engine industry with Cummins Engine Company and Perkins Engines, and then spent five years as general manager of Peterbilt Motors, a leading manufacturer of medium and heavy duty trucks.
Individual experience: Mr. Howsmon's extensive experience as a senior executive of numerous companies and his broad-based international and domestic background in the areas of sales, marketing, manufacturing and distribution make him further qualified to serve as a director.

Yon Yoon Jorden	58
Ms. Jorden was appointed a director in Class III in May 2008. She serves on the Audit Committee and is the Chairperson of the Governance and Nominating Committee. During a business career spanning more than 25 years, she served as chief financial officer of four publicly traded companies, most recently as executive vice president and chief financial officer of AdvancePCS, a $16 billion Nasdaq-listed provider of pharmacy benefits management to more than 75 million health plan participants, from 2002 to 2004. Previously she was chief financial officer of Informix, a Nasdaq-listed technology company, Oxford Health Plans, a Nasdaq-listed provider of managed health care services, and WellPoint, Inc., a NYSE-listed managed care company. Earlier in her career she was a senior auditor with Arthur Andersen & Co., where she became a certified public accountant. She currently serves as a director of Methodist Health System, a Texas-based hospital system. From 2004 to 2013, she served as a director and chairperson of the audit committee of Magnatek, Inc., a Nasdaq-listed manufacturer of digital power control systems. From 2008 to 2010, she served as a director and chairperson of the audit committee of U.S. Oncology, a leading oncology services company.
Individual experience: Ms. Jorden's extensive experience as chief financial officer of public companies in various industries provides her a tremendous depth of knowledge into financial, operational and Board oversight matters and the financial expertise required for our Audit Committee. In addition, Ms. Jorden's service on other boards provides her additional insight into board oversight matters. Ms. Jorden is a board leadership fellow of the National Association of Corporate Directors, demonstrating her commitment and leadership as a board member.

José L. Cortes	49
Mr. Cortes was appointed a Class I director in July 2002. Since 1999, Mr. Cortes has been chairperson of Montena SA, a holding company that sold its Montena Components, Ltd. subsidiary to the Company in July 2002. Since 1996, he has been a director of GenTurica, AG, an asset management firm, and a partner at GorCor Asset Management AG, a family office and private equity advisor. Mr. Cortes resides in Zürich, Switzerland.
Individual experience: Mr. Cortes has extensive industry experience, familiarity with the Company's High-Voltage Capacitors operations, and, having worked in the European financial industry for many years, has extensive experience in commercial finance, private equity and leveraged finance.

David J. Schramm	64
Mr. Schramm joined Maxwell as President and CEO, and was appointed a director, in July 2007. Previously, he spent the bulk of his business career in a series of senior management and engineering positions with General Motors. He started his career with the Packard Electric Division of General Motors and held several managerial positions while at Packard Electric in Warren, Ohio. Continuing his tenure with General Motors, Mr. Schramm then spent three years in the United Kingdom where he was the Managing Director for companies in both Ireland and England. Following his time in the United Kingdom, Mr. Schramm was the president and CEO of a wholly owned subsidiary of General Motors based in California, Packard Hughes Interconnect, a manufacturer of highly reliable interconnect components for the aerospace industry. From 2001 to 2006, he was president and chief executive officer of Arrowhead Products Corp., a leading supplier of specialty systems to the aerospace and automotive industries. During his tenure at Arrowhead, Mr. Schramm led the acquisition of operations in Italy, France and Poland, and also opened a facility in South Africa. Just prior to joining Maxwell, he was president and chief executive officer of EADS North America Defense Test and Services, the U.S. subsidiary of the corporate parent of Airbus.
Individual experience: Mr. Schramm's extensive automotive industry experience with General Motors, including its parts operations, and subsequent experiences as president and chief executive officer of two other companies prior to joining Maxwell provide him a breadth of knowledge concerning issues affecting the day-to-day oversight of our Company's operations. He brings to the Board his knowledge of the automotive industry and its trends, and he contributes his perspective on, and experience in, a broad range of board oversight matters. Mr. Schramm is a board leadership fellow of the National Association of Corporate Directors, demonstrating his commitment and leadership as a board member.

Executive Officers
The executive officers of the Company, their positions with the Company and experience are set forth below.

Name	Age	Position
David J. Schramm	64	President, Chief Executive Officer and Director
Kevin S. Royal	49	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Van Andrews	62	Former Senior Vice President, Sales and Marketing
The officers of the Company hold office at the discretion of the Board. During the fiscal year ended December 31, 2012, the officers of the Company devoted substantially all of their business time to the affairs of the Company for the period in which they were employed, and they intend to do so during the fiscal year ending December 31, 2013.
David J. Schramm
Mr. Schramm's positions with the Company and experience are described in the section entitled Members of the Board of Directors immediately above.
Kevin S. Royal
Kevin S. Royal joined Maxwell as Senior Vice President, Chief Financial Officer, Treasurer and Secretary in April 2009. From May 2005 until he joined Maxwell, he was senior vice president and chief financial officer of Blue Coat Systems, Inc., a previously Nasdaq-listed developer and provider of application delivery network technology. From December 1996 until May 2005, he held a series of senior finance positions, culminating with his appointment as vice president and chief financial officer of Novellus Systems, Inc., an S&P 500 company that manufactures, markets and services semiconductor capital equipment. Before he joined Novellus, he spent 10 years with Ernst & Young LLP, where he became a certified public accountant. He also serves as a director of a private company.
Van Andrews
Mr. Andrews resigned his employment with the Company effective March 1, 2013. Van Andrews joined Maxwell in February 2010 as Vice President of Sales. In October 2010, Mr. Andrews was promoted to Senior Vice President, Sales and Marketing. He is an experienced technology executive who has worked at several companies with global presences and both direct and indirect distribution channels. Most recently, from 2005 to 2007, he was vice president of North American sales of D-Link Corp, the global leader in networking and data communications solutions headquartered in Asia. Previously, he was president and chief executive officer of U.S. Robotics, a privately held provider of networking products located in Chicago, IL. In addition, he served as general manager of Toshiba America Information Systems' Computer Systems Division for nearly eight years from 1991 to 1998.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company's executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms and the written representations of our executive officers, directors and greater than ten percent (10%) stockholders, we have determined that no person was delinquent with respect to reporting obligations as set forth in Section 16(a) of the Exchange Act, except one Form 4 filed late on behalf of Mr. Andrews in February 2013.

Code of Ethics
The Company's Standards of Business Conduct and Ethics apply to all of the Company's employees, officers (including the Company's chief executive officer, chief financial officer, controller and persons performing similar functions) and directors. The Company's Standards of Business Conduct and Ethics is posted on the Company's website at investors.maxwell.com in English, French, German and Chinese and can also be obtained free of charge by sending a request to the Company's Corporate Secretary at Maxwell Technologies, Inc., 3888 Calle Fortunada, San Diego, California 92123. Any changes or waivers of the Standards of Business Conduct and Ethics for the Company's Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions will be disclosed on the Company's website.

Material Changes to Procedures by Which Stockholders May Recommend Nominees to the Board of Directors
Since our 2012 Annual Meeting of Stockholders, there have been no material changes to the procedures by which stockholders may recommend nominees to the Board.
Audit Committee
The Audit Committee oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. For example, the Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new auditors to perform any proposed non-permissible audit services; monitors the rotation of partners of the independent auditors on the Company engagement team as required by law; reviews the financial statements to be included in the Annual Report; and discusses with management and the independent auditors the results of the annual audit and the results of the Company’s quarterly financial statement reviews. The Audit Committee held eight meetings during the fiscal year ended December 31, 2012.
Mr. Guyett and Ms. Jorden have been designated by the Board as the Audit Committee’s financial experts.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis reviews and discusses our compensation programs and policies for our executive officers who are required to be named in our Summary Compensation Table under the rules of the Securities and Exchange Commission. This Compensation Discussion and Analysis, which should be read together with the compensation tables and related disclosures included below, also contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation decisions and programs.
Compensation Philosophy and Objectives
We recognize that our success depends to a great degree on the integrity, knowledge, creativity, and skill of our employees. Toward this end, we try to design our compensation and benefits programs in order to attract, retain and motivate talented, highly qualified and committed executive officers who will pursue the achievement of our business goals and who embody our corporate values. In doing so, we strive to make use of multiple performance measures designed to keep our executive officers focused on and committed to accomplishing our long-term business objectives, while offering sufficient fixed compensation to remain competitive within our industry and similarly-sized organizations.
Accordingly, the principal objectives of our executive compensation programs are:

•	attracting, retaining, and motivating talented and experienced executives who are able to contribute to our long-term, sustainable success;

•	rewarding executives whose knowledge, skills, and abilities demonstrably contribute to our success; and

•	incenting our executives to achieve clearly defined corporate goals.
As the Compensation Committee makes its decisions regarding the Company's executive compensation programs each year, the Committee reviews individual, departmental and Company performance against individual, departmental and Company goals, and considers such qualitative and subjective factors as determined appropriate, all as discussed in more detail below. The Committee believes that long-term stockholder value is best enhanced by setting critical performance objectives and providing compensation opportunities that effectively reward management for achievement of these objectives. The Compensation Committee believes the Company's compensation philosophy and programs are designed to foster a performance-oriented culture that aligns our employees' interests with those of our stockholders.
Each year, we provide our stockholders with the opportunity to cast an advisory vote on executive compensation (a “say-on-pay vote”). At the 2012 Annual Meeting, a substantial majority, or 95.7%, of the votes cast on the advisory say-on-pay proposal were voted in favor of the proposal. Accordingly, the Compensation Committee did not implement material changes to our executive compensation programs in 2012. The Compensation Committee will continue to consider the outcome of the Company's say-on-pay votes when making future compensation decisions for the named executive officers.
Compensation Consultant
The Compensation Committee engages in a comprehensive review and analysis of our executive compensation programs each year, normally in the first quarter of each calendar year prior to the annual administration of compensation changes, which typically occurs in February. As part of this comprehensive review, the Compensation Committee retains an independent compensation advisor to advise the Committee in matters regarding the compensation of our executive officers. The Committee engaged Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation consultant to assist the Committee in determining executive compensation levels for 2012, in part because of its substantial experience providing independent advice regarding compensation matters to boards of directors of public companies.
The Compensation Committee instructs the compensation consultant to provide relevant market data against which to evaluate our existing compensation arrangements with our executive officers. In consideration of the compensation consultant’s analysis, as well as other factors described below, the Compensation Committee makes changes to the compensation of our executive officers which changes, if any, typically become effective following the compensation analysis, typically in February of each year.
In compliance with the U.S. Securities and Exchange Commission (“SEC”) and the Nasdaq Global Market pending disclosure requirements regarding the independence of compensation consultants, Meridian provided the Compensation Committee with a letter addressing each of the six independence factors. Their responses affirm the independence of Meridian and the partners, consultants, and employees who service the Compensation Committee on executive compensation matters and governance issues.
2012 Executive Compensation Review Process
Meridian assisted the Compensation Committee with the evaluation of 2012 executive compensation changes. Meridian helped the Compensation Committee to identify the following companies in the battery, cleantech, technology, and manufacturing industries with similar revenues and/or market capitalizations to form the peer group of public companies against which our executive compensation programs were reviewed, compared, and evaluated:

A123 Systems, Inc.	Energy Conversion Devices, Inc.
Applied Signal Technology, Inc.	Evergreen Solar, Inc.
ATMI, Inc.	FuelCell Energy, Inc.
AZZ, Inc.	II-VI, Inc.
Capstone Turbine Corp.	Mercury Computer Systems, Inc.
DDI Corp.	Radisys Corp.
Echelon Corp.	SL Industries, Inc.
Electro Scientific Industries, Inc.	Spectrum Control, Inc.
Emulex Corp.	Ultralife Corp.
Ener1, Inc.	Zygo Corp.
The peer group selected in 2012 remains the same as the peer group selected in 2011. The compensation consultant compared our 2011 executive officer compensation programs on a percentile basis against data from the peer group. For Mr. Schramm, our Chief Executive Officer, these comparisons generally revealed that his base salary, target annual bonus, total target cash compensation, and long-term incentive compensation were each above the 50th percentile of the peer group, thereby leaving total target compensation above the 50th percentile of the peer group. For Messrs. Royal and Kreigler, these comparisons revealed base salary above the 50th percentile of the peer group, target annual bonus below the 50th percentile of the peer group, thereby leaving total target cash compensation above the 50th percentile of the peer group. Further, for Messrs. Royal and Kreigler, target long-term incentive compensation was significantly below the 50th percentile of the peer group, thereby leaving total target compensation below the 50th percentile of the peer group. For Mr. Andrews, this comparison revealed that his base salary, target annual bonus, total target cash compensation, and long term incentive compensation were each above the 50th percentile of the peer group, thereby leaving total target compensation below the 50th percentile of the peer group.
In consideration of the compensation consultant's analysis undertaken in late 2011 through early 2012, the Compensation Committee decided to target total compensation at or near the 50th percentile of the selected peer group for all executive officers effective in February 2012. The executive compensation amounts resulting from these changes are set out below under the heading Components of Compensation.
Role of the Compensation Committee and Management in Setting Executive Compensation
As the manager of the executive team, our CEO assesses the contributions of other executives to the Company’s performance and results, and makes a recommendation to the Compensation Committee with respect to any increase in salary, cash bonus and annual equity incentive award for each executive officer other than himself. The Compensation Committee meets with the CEO to evaluate, discuss and modify or approve these recommendations. While the Compensation Committee considers the CEO’s recommendations, it need not adopt these recommendations and may adjust them as it determines appropriate. The Compensation Committee also conducts a similar evaluation of the CEO’s contributions and determines any changes in his compensation in an executive session when he is not present.
The Company’s management team and human resources group also support the Compensation Committee in fulfilling its responsibilities by gathering information and performing administrative tasks.
Components of Compensation
Compensation paid to the Company’s named executive officers consists of base salary, annual cash incentive bonuses, equity incentive awards, certain contractual severance and change in control benefits, and certain perquisites.
Base Salary. We provide base salary to our executive officers to compensate them for services rendered on a day-to-day basis during the fiscal year and to provide sufficient fixed cash compensation to allow the officers to focus on their ongoing responsibilities. In determining the base salary of executive officers, the Compensation Committee considers a variety of factors, including recommendations of the CEO (other than with respect to his own salary), the executive’s level of responsibility and individual performance, and the salaries of similar positions in the Company and in comparable companies. Adjustments to base salaries are typically made effective following a review of executive compensation by the Compensation Committee in the first quarter of each year, and reflect the Compensation Committee’s evaluation of each named executive officer’s performance for the prior fiscal year.
In February 2012, the Compensation Committee approved compensation changes that resulted in base salaries for our executive officers as follows:

Name	Principal Position	Prior Base Salary ($)	New Base Salary ($)	Percentage Increase
David J. Schramm	President, Chief Executive Officer and Director	495,000	512,325	3.5%
Kevin S. Royal	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	311,100	322,922	3.8%
George Kreigler III	Former Senior Vice President, Chief Operating Officer	318,270	326,863	2.7%
Van Andrews	Former Senior Vice President, Sales and Marketing	252,000	277,200	10.0%
Mr. Schramm's base salary was increased by a percentage consistent with our normal, budgeted salary increases for 2012. Mr. Royal's base salary was increased slightly more in order to bring his total target compensation closer to that of the 50th percentile of the peer group. Mr. Kreigler's base salary adjustment was slightly more modest, based on the degree by which his existing salary already exceeded that of the 50th percentile of the peer group. Mr. Andrews' base salary was increased significantly in 2012 because the compensation consultant’s study showed that his base salary was significantly lower than the targeted 50th percentile of the peer group data. Following the change in salary noted above, Mr. Andrews' salary was at the 50th percentile of the peer group.
Annual Performance-based Cash Bonuses. Annual cash bonuses are used to reward our executive officers for the achievement of short-term Company performance goals. The program is based on achievement of annual performance targets that are established each year, and are subject to adjustment as the Compensation Committee deems appropriate. The Company’s targets and objectives consist of short-term operating, strategic and financial goals that, in turn, further our long-term business objectives and build stockholder value. Final calculation of the Company’s performance and determination and payment of the awards is made as soon as is practicable after completion of the Company’s fiscal year.
The 2012 incentive bonus program for our named executive officers consisted of three components related to the achievement of certain operating metrics set forth in the Company’s 2012 operating plan as follows: 50% of the target bonus amount related to the achievement of revenue of $202.5 million, 25% related to the achievement of non-GAAP (explained below) gross profit of $84.3 million, and 25% related to the achievement of non-GAAP operating income of $18.9 million. Non-GAAP gross profit and operating income are determined by excluding certain non-recurring and non-cash items from actual financial results prepared under U.S. Generally Accepted Accounting Principles (“GAAP”). Specifically, for 2012, these non-GAAP measures excluded non-cash stock-based compensation expense. Generally, non-GAAP measures would exclude the impact of significant non-cash and/or non-recurring expenses, such as legal settlements and the impact of significant legal expenses related to legal matters. For 2012, annual cash bonuses were to be paid at 100% of target if operating metrics were achieved, and would be paid on a sliding scale from zero to 150% of target if the actual results achieved were higher or lower than the target. For 2012, annual cash bonuses were to be paid only if performance with respect to each of the foregoing operating metrics is above a specified threshold.  Payment for performance above the target amount of each operating metric is possible in the event of overachievement. For each operating metric, achievement of the target equates to 100% of the bonus payout with a maximum bonus payout of 150% for overachievement. Underachievement below the floor of 90% of each of the operating metric results in no target payout.  In the event of any over- or under-achievement, straight-line interpolation is applied.
Per the terms of their employment agreements, Mr. Schramm was eligible to earn a target bonus of 100% of his base salary, and Messrs. Royal and Kreigler were each eligible to earn a target bonus of 50% of their respective base salaries. Although Mr. Andrews did not have an employment agreement with the Company, the Compensation Committee determined his 2012 target bonus eligibility to be 50% of his base salary.
For 2012, the Company achieved revenues of $159.3 million, and after applying adjustments to arrive at the non-GAAP financial measures described above, the Compensation Committee determined 2012 non-GAAP gross profit of $65.8 million and 2012 non-GAAP operating income of $12.8 million. Based on the application of the sliding scale described above, no annual performance-based bonuses were paid to our named executive officers, as none of the three performance metrics described above were achieved in 2012 at a level that results in payment under our bonus structure.
Equity Incentive Awards. Stock-based awards are intended to create an opportunity for employees of the Company to acquire an equity ownership interest in the Company and are our primary form of long-term incentive compensation. An effective equity component within total compensation maintains an alignment between the interests of executive officers and stockholders by allowing executives to participate in the long-term appreciation of our stockholder value, while reducing the economic benefit of such awards in the event that we do not perform well. Additionally, our equity incentive awards provide an important retention tool, as they are generally subject to multi-year vesting conditions.
Beginning in 2011, in order to improve the management of stockholder dilution and reduce the consumption of our equity award pool, the Compensation Committee decided to grant only restricted stock awards, rather than a mix of restricted stock and stock options, as part of our annual equity compensation program. For executive officers, the vesting of restricted stock awards is tied partially to continuous service and partially to performance-based vesting criteria conditioned on achievement of specific Company performance milestones. In February 2012, the Company granted restricted share awards to our named executive officers, with 50% of the share awards vesting over a period of four years of continuous service, and 50% contingent upon the Company achieving certain financial targets within the next three fiscal years. These financial targets relate to the achievement of a specified annual revenue target, on which vesting of 25% of the share awards is contingent, and the achievement of a specified annual net profit after tax target, calculated on a non-GAAP basis, on which vesting of the remaining 25% of the share awards is contingent. The financial targets to which vesting of these restricted awards is tied are based on our 2014 financial projections and business plan. We consider our 2014 annual revenue and net profit after tax targets to be confidential. Revealing specific objectives at this time would provide competitors and other third parties with insights into the Company’s confidential business plans and longer-term strategies, thereby causing competitive harm. At the time of grant, the Compensation Committee believed these financial targets could be attained by the end of the three-year performance period based on the expected growth trajectory of the Company, along with focused efforts by our executive officers, and in the absence of significant changes in economic conditions. Non-GAAP net profit after tax excludes certain items, including stock-based compensation expense, and other non-cash or non-recurring items. These milestones must be achieved by December 31, 2014, or the awards will be canceled and the underlying shares forfeited to the Company. Pursuant to these awards, in February 2012, Mr. Schramm was granted 37,240 restricted shares; Mr. Royal was granted 15,046 restricted shares; Mr. Kreigler was granted 15,392 restricted shares; and Mr. Andrews was granted 12,188 restricted shares.
Severance, Change in Control and Other Post-Employment Programs. With respect to stock options and restricted stock awards, the Company has provided for the acceleration of vesting for certain executive officers upon the occurrence of certain events, including termination of employment due to death or disability, termination without cause or resignation following certain triggering events after a change in control of the Company. The Company further provides for acceleration of vesting of restricted stock awards upon a change in control, including for awards subject to performance milestones. The Compensation Committee believes that these accelerated vesting provisions are necessary to provide a competitive compensation package, and to keep executives focused on their responsibilities during uncertain times caused by a change in control. The agreements between the Company and its named executive officers are described more fully in the sections entitled “Employment Agreements” and “Potential Payments Upon Termination or Change in Control” below.
In 2012, the Compensation Committee did not make any changes to the executive officers’ severance or change in control-related compensation.
Perquisites. The Company generally does not provide its executives with perquisites that are not available to all Company employees, other than car allowances. In 2012, the Company provided a car allowance to Messrs. Schramm, Royal, Kreigler, and Andrews. In addition, the Company provided Messrs. Schramm and Andrews with a cash reimbursement in lieu of their participation in the Company’s regular health care plans. The amounts of these benefits are detailed in the Summary Compensation Table below.
Certain Corporate Governance Considerations
We currently do not require our executive officers to own a particular number of shares of our common stock. The Compensation Committee is satisfied that stock and option holdings among our executive officers are sufficient at this time to provide motivation and to align their interests with those of our stockholders. However, we prohibit all directors and employees from hedging their economic interest in the Company securities that they hold.
The Compensation Committee has not adopted a policy that goes beyond existing statutory requirements with respect to whether we will make retroactive adjustments to any cash- or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a financial restatement. We will comply with applicable laws and regulations requiring any such adjustments to, or recovery of, incentive compensation in connection with a financial restatement and the Compensation Committee intends to adopt a policy in this regard once SEC rules on this topic are issued, which is expected to occur later this year.
Tax Considerations
Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and each of our three most highly paid executive officers (excluding under current rules our Chief Financial Officer). There is an exception to the $1 million limitation for performance-based compensation meeting certain requirements. To qualify for the exemption, at the 2010 Annual Meeting, the stockholders approved a limit under our 2005 Omnibus Equity Incentive Plan on the maximum number of shares for which a participant may be granted stock options in any calendar year. We anticipate that any compensation deemed paid to an executive officer in connection with the exercise of options will qualify as performance-based compensation, and should not be subject to the $1 million deduction limitation. Accordingly, all compensation deemed paid with respect to such options should remain deductible by the Company without limitation under Section 162(m). Restricted stock awards that vest solely on length-of-service conditions are not considered performance-based under Section 162(m) and, therefore, are subject to the $1 million deduction limitation. However, restricted stock awards may qualify for the exemption if vesting is based on stockholder-approved performance metrics and the awards are otherwise administered in accordance with the Section 162(m) requirements. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible and retains discretion to award compensation that exceeds the $1 million deduction limitation and may not be fully deductible. Compensation paid with respect to 2012 to all our named executive officers covered by the Section 162(m) deduction rule exceeded the $1 million deduction limitation by $17,000. However, due to our significant net operating loss carry-forward, exceeding the limit has not resulted in the incurrence of federal income taxes.
COMPENSATION COMMITTEE REPORT (1)

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
Submitted by the following members of the Compensation Committee:
Mark Rossi (Chairperson)
Robert Guyett
Roger Howsmon
Jean Lavigne

(1)
The material in this report is deemed “furnished” to the SEC in this Form 10-K and is not to be incorporated by reference in any filing of Maxwell under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

2012 SUMMARY COMPENSATION TABLE
The following table sets forth all of the compensation awarded to, earned by, or paid to the Company’s named executive officers, which includes our current chief executive officer and chief financial officer and former chief operating officer and former senior vice president of sales and marketing, in 2012, 2011 and 2010.

Name and Principal Position	Year	Salary (2) ($)	Bonus (3) ($)	Stock Awards (4) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compensation (5) ($)	All Other Compensation ($)		Total ($)
David J. Schramm (1) President, Chief Executive Officer and Director	2012	511,000	—	762,300	—	—	37,500	(6)	1,310,800
	2011	494,200	63,400	650,000	—	336,600	34,200	(6)	1,578,400
	2010	486,500	—	157,100	—	485,000	32,000	(6)	1,160,600
Kevin S. Royal (1) Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2012	321,800	—	308,000	—	—	40,300	(7)	670,100
	2011	310,200	30,000	270,000	—	105,800	38,300	(7)	754,300
	2010	294,200	—	—	—	150,000	15,200	(7)	459,400
George Kreigler III (1) Former Senior Vice President, Chief Operating Officer	2012	181,500	—	—	—	—	234,000	(8)	415,500
	2011	317,500	27,000	278,100	—	108,200	41,500	(8)	772,300
	2010	308,700	—	78,600	—	154,500	42,600	(8)	584,400
Van Andrews (1) Former Senior Vice President, Sales and Marketing	2012	274,800	—	249,500	—	—	36,900	(9)	561,200
	2011	251,000	30,000	274,300	—	85,700	36,100	(9)	677,100
	2010	192,000	—	—	182,500	120,000	20,500	(9)	515,000

(1)
Mr. Schramm joined Maxwell as President and Chief Executive Officer, and was appointed a Director, in July 2007. Mr. Royal joined Maxwell as Senior Vice President, Chief Financial Officer, Treasurer and Secretary in April 2009, therefore, his 2009 compensation in the table above reflects only a partial year. Mr. Kreigler was appointed as Senior Vice President, Chief Operating Officer, and became a named executive officer in August 2009. Mr. Kreigler's employment with the Company terminated in April 2012, therefore, his 2012 compensation in the table above reflects only a partial year. Mr. Andrews was hired in April 2010 and was subsequently appointed as Senior Vice President, Sales and Marketing, and became an executive officer in October 2010. Mr. Andrews’ 2010 compensation in the table above reflects compensation for the portion of the 2010 that he was employed with the Company, beginning in April 2010. Mr. Andrews' employment with the Company terminated on March 1, 2013.

(2)
Due to a varying number of pay periods each year, the amount of salary for each of our executive officers reflects that 2012 and 2011 contained 26 biweekly pay periods, while 2010 contained 27 biweekly pay periods.

(3)	The amounts in this column reflect discretionary bonus awards to our named executive officers for accomplishments in 2011, although the actual cash payment occurred in 2012.

(4)
The amounts in these columns represent the grant date fair value of the entire equity award in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic No. 718, without regard to estimated forfeitures. See Note 9 of the notes to our consolidated financial statements in this annual report on Form 10-K.

(5)	The amounts in this column reflect bonus awards earned in the year reported by the named executive officers under our annual bonus plan, although the actual cash payment occurs in the subsequent year.

(6)
For 2012, this amount includes $16,000 in car allowance, $11,100 paid in lieu of health benefits, $2,900 in welfare benefits and $7,500 in 401(k) matching contributions. For 2011, this amount includes $15,700 in car allowance, $10,900 paid in lieu of health benefits, $2,600 in welfare benefits and $5,000 in 401(k) matching contributions. For 2010, this amount includes $13,500 in car allowance, $9,100 paid in lieu of health benefits, $2,100 in welfare benefits and $7,300 in 401(k) matching contribution.

(7)
For 2012 this amount includes $16,000 in car allowance, $18,500 in health and welfare benefits and $5,800 in 401(k) matching contributions. For 2011, this amount includes $14,500 in car allowance, $18,400 in health and welfare benefits and $5,400 in 401(k) matching contributions. For 2010, this amount includes $13,500 in health and welfare benefits and $1,700 in 401(k) matching contribution.

(8)
For 2012, this amount includes $190,700 in termination pay, $15,700 in car allowance, $12,100 paid in lieu of health benefits, $5,900 in health and welfare benefits and $9,600 in 401(k) matching contributions. For 2011, this amount includes $15,700 in car allowance, $18,400 in health and welfare benefits and $7,400 in 401(k) matching contributions.

For 2010, this amount includes $13,500 in car allowance, $8,000 in housing allowance, $13,600 in health and welfare benefits and $7,500 in 401(k) matching contributions.

(9)
For 2012, this amount includes $16,000 in car allowance, $11,100 paid in lieu of health benefits, $2,300 in welfare benefits and $7,500 in 401(k) matching contributions. For 2011, this amount includes $15,700 in car allowance, $10,900 paid in lieu of health benefits, $2,100 in welfare benefits and $7,400 in 401(k) matching contributions. For 2010, this amount includes $11,500 in car allowance, $7,500 paid in lieu of health benefits and $1,500 in welfare benefits.

2012 GRANTS OF PLAN-BASED AWARDS
The following table sets forth each non-equity incentive plan award and each equity award granted to the Company’s named executive officers during fiscal year 2012.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards	Grant Date Fair Value of Stock and Option Awards ($)
		Target ($)	Maximum ($)	Target (#)
David J. Schramm	February 7, 2012	512,300	768,500	37,240	762,300
Kevin S. Royal	February 7, 2012	161,500	242,300	15,046	308,000
George Kreigler III (1)	February 7, 2012	163,400	245,100	15,392	315,100
Van Andrews (2)	February 7, 2012	138,600	207,900	12,188	249,500

(1) Mr. Kreigler's employment with the Company terminated on April 6, 2012.
(2) Mr. Andrews' employment with the Company terminated on March 1, 2013.
OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END
The following table sets forth information regarding each unexercised option and all unvested restricted stock held by each of our named executive officers as of December 31, 2012. There were no outstanding equity awards held by George Kreigler III, Former Senior Vice President, Chief Operating Officer, as of December 31, 2012.

	Option Awards						Restricted Stock Awards
Name	Number of Securities Underlying Vested Unexercised Options (#)		Number of Securities Underlying Unvested Unexercised Options (#) (1)		Option Exercise Price ($/Sh)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (1)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (9) ($)
	Exercisable		Unexercisable
David J. Schramm	150,000	(2)	—		14.20	7/23/2017	—		—
	—		—		—	—	37,240	(3)	309,100
	—		—		—	—	29,981	(4)	248,900
Kevin S. Royal	80,000		20,000	(5)	8.26	4/20/2019	—		—
	—		—		—	—	15,046	(3)	124,900
	—		—		—	—	12,453	(4)	103,400
	—		—		—	—	5,000	(6)	41,500
Van Andrews (7)	12,000		8,000	(8)	16	2/10/2020	—		—
	—		—		—	—	12,188	(3)	101,200
	—		—		—	—	8,855	(4)	73,500

(1)
All stock options held by our named executive officers will vest in full following involuntary termination, or resignation following the occurrence of certain triggering events within a specified period following a change in control of the

Company. Upon a change in control of the Company, all restricted shares held by our named executive officers will vest in full, regardless of whether the named executive officer terminates or resigns following a triggering event. These provisions are described in greater detail in “Potential Payments upon Termination or Change in Control” discussed below.

(2)
Mr. Schramm was granted an option to purchase 150,000 shares of our common stock in July 2007 under our 2005 Omnibus Equity Incentive Plan. Twenty-five percent of the shares subject to the option vested in July 2008 and the remaining 75% vested in equal monthly installments over the following three years.

(3)
In February 2012, Messrs. Schramm, Royal and Andrews were granted 37,240, 15,046 and 12,188 restricted shares, respectively, with 50% of the shares vesting over a period of four years of continuous service, and 50% contingent upon the Company achieving certain financial targets within the next three fiscal years. Specifically, these financial targets relate to the achievement of a specified revenue target on which vesting of 25% of the shares is contingent, and the achievement of specified net profit after tax target, calculated on a non-GAAP basis, on which vesting of the remaining 25% of the shares is contingent. As of December 31, 2012, the vesting of these awards was considered to be unobtainable, but the award had not yet been canceled.

(4)
In February 2011, Messrs. Schramm, Royal and Andrews were granted 29,981, 12,453 and 8,855 restricted shares, respectively, with 50% of the shares vesting over a period of four years of continuous service, and 50% contingent upon the Company achieving certain financial targets within the next three fiscal years. Specifically, these financial targets relate to the achievement of a specified revenue target on which vesting of 25% of the shares is contingent, and the achievement of specified net profit after tax target, calculated on a non-GAAP basis, on which vesting of the remaining 25% of the shares is contingent. As of December 31, 2012, the vesting of these awards was considered to be unobtainable, but the award had not yet been canceled.

(5)
Mr. Royal was granted an option to purchase 100,000 shares of our common stock in April 2009 under our 2005 Omnibus Equity Incentive Plan. Sixty percent of the shares subject to the option vest in equal annual installments on the first and second anniversaries of the grant date and the remaining 40% vest in equal annual installments over the following two years provided Mr. Royal remains in continuous service to the Company.

(6)
Mr. Royal received 20,000 restricted shares of our common stock in April 2009 under the 2005 Omnibus Equity Incentive Plan. The shares will vest in equal annual installments on the anniversary of the grant date over the next four years, provided Mr. Royal remains in continuous service to the Company.

(7)	Mr. Andrews' employment with the Company terminated on March 1, 2013.

(8)
Mr. Andrews was granted an option to purchase 20,000 shares of our common stock in February 2010 under our 2005 Omnibus Equity Incentive Plan. Sixty percent of the shares subject to the option were scheduled to vest in equal annual installments on the first and second anniversaries of the grant date and the remaining 40% vest in equal annual installments over the following two years provided Mr. Andrews remained in continuous service to the Company. Mr. Andrews' employment with the Company terminated on March 1, 2013.

(9)
Computed in accordance with SEC rules as the number of unvested shares multiplied by the closing price of the Company common stock on December 31, 2012, which was $8.30. The actual value realized by the officer depends on whether the shares vest and the future performance of our common stock.

2012 OPTION EXERCISES AND STOCK VESTED
With respect to our named executive officers, the following table shows the stock options exercised and the number of shares of restricted stock that vested during fiscal year 2012.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
David J. Schramm	—	—	4,284	88,465
Kevin S. Royal	—	—	5,000	82,150
	—	—	1,780	36,757
George Kreigler III (2)	—	—	—	—
Van Andrews (3)	—	—	1,266	26,143
  _________

(1)
Value realized is based on the fair market value of our common stock on the date the restricted stock was released to the officer and does not necessarily reflect proceeds actually received by the officer.

(2)	Mr. Kreigler's employment with the Company terminated on April 6, 2012.

(3)	Mr. Andrews' employment with the Company terminated on March 1, 2013.
EMPLOYMENT AGREEMENTS
In July 2007, the Company entered into an employment agreement with Mr. Schramm. The agreement provides for a base salary and an incentive bonus with a target amount of 100% of his base salary. The actual amount of the bonus will be determined by our Board or our Compensation Committee. The agreement provides that if Mr. Schramm’s service is terminated without cause, he will continue to receive his base salary for a period of twelve months, at the rate in effect at the time of termination, and up to twelve months of health benefits. Pursuant to the agreement, Mr. Schramm was granted an option to purchase 150,000 shares of the Company’s common stock and 100,000 restricted shares of the Company’s common stock. The options vest over four years, so long as Mr. Schramm is continuously employed. On the first anniversary date of Mr. Schramm’s employment date, 25% of the options vested, with the remainder vesting in equal monthly installments over the following three years. Also, on the first anniversary date of Mr. Schramm’s employment date, 25% of the restricted shares vested, with the remainder vesting in equal quarterly installments over the next three years. If the Company is subject to a change in control, all restricted shares will vest in full and if Mr. Schramm is subject to an involuntary termination within twelve months of the change in control, all options will vest in full.
In March 2009, the Company entered into an employment agreement with Mr. Royal. The agreement provides for a base salary and an incentive bonus with a target amount of 50% of his base salary. The actual amount of the bonus will be determined by our Board or our Compensation Committee. The agreement provides that if Mr. Royal’s service is terminated without cause, he will receive his monthly base salary for six months, at the rate in effect at the time of termination, and up to six months of health benefits. Pursuant to the agreement, Mr. Royal was granted an option to purchase 100,000 shares of the Company’s common stock and 40,000 restricted shares of the Company’s common stock. The options and half of the restricted shares vest over four years, so long as Mr. Royal is continuously employed by us; the balance of the restricted shares are subject to vesting based upon meeting various departmental or Company performance objectives and completion of one year of service. If the Company is subject to a change in control, all restricted shares will vest in full and if Mr. Royal is subject to an involuntary termination within six months of the change in control, all options will vest in full.
Mr. Andrews' employment with the Company terminated on March 1, 2013. In July 2012, the Company had entered into an employment agreement with Mr. Andrews. The agreement provided for a base salary and an incentive bonus with a target amount of 50% of his base salary. The actual amount of the bonus was determinable by our Board or the Board's Compensation Committee. The agreement provided that if Mr. Andrews' service was terminated without cause, he would receive his monthly base salary for six months, at the rate in effect at the time of termination, and up to six months of health benefits.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
David J. Schramm
Pursuant to his employment agreement, as amended, if Mr. Schramm’s employment is terminated without cause, either before or after a change in control, he will continue to receive his base salary for a period of twelve months and the Company will pay the equivalent of the employer’s contribution for health benefits for up to twelve months. If Mr. Schramm’s employment terminates due to death or disability, all options and restricted shares granted to Mr. Schramm will become fully vested. If the Company is subject to a change in control, all restricted shares will vest in full and if Mr. Schramm is subject to an involuntary termination within twelve months of the change in control, all options will vest in full.
Kevin S. Royal
Pursuant to his employment agreement, if Mr. Royal’s employment is terminated without cause, either before or after a change in control, he will continue to receive his base salary for a period of six months and the Company will pay the equivalent of the employer’s contribution for health benefits for up to six months. If Mr. Royal’s employment terminates due to death or disability, all stock options and restricted shares granted to Mr. Royal will become fully vested. If the Company is subject to a change in control, all restricted shares will vest in full and if Mr. Royal is subject to an involuntary termination within six months of the change in control, all options will vest in full.
Van Andrews

Mr. Andrews resigned his position with the Company effective March 1, 2013. Pursuant to the terms of his equity award agreements, if Mr. Andrews’ employment had terminated due to death or disability, prior to the termination of his employment, all options and restricted shares would have vested in full. In addition, upon a change in control, all restricted shares granted to Mr. Andrews would have vested in full, regardless of whether Mr. Andrews had terminated or resigned following a triggering event.
Estimated Payments and Benefits
The following table describes the potential payments and benefits upon termination of each of our named executive officer’s employment before or after a change in control of the Company described above, as if each officer’s employment terminated as of December 31, 2012, the last business day of the 2012 fiscal year.

Name	Benefit	Voluntary Resignation / Termination for Cause $	Termination without Cause Prior to Change in Control $	Termination due to Death or Disability $	Termination without Cause or Resignation following a Trigger Event after a Change in Control $	Change in Control (no termination of employment) $
David J. Schramm	Severance (1)	—	512,300	512,300	512,300	—
	Restricted Stock Acceleration (3)	—	—	557,900	557,900	557,900
	Health and Welfare (4)	—	14,000	14,000	14,000	—
	Vacation Payout (1)	147,800	147,800	147,800	147,800	—
	Total Value	147,800	674,100	1,232,000	1,232,000	557,900

Kevin S. Royal	Severance (1)	—	161,500	161,500	161,500	—
	Option Acceleration (2)	—	—	800	800	—
	Restricted Stock Acceleration (3)	—	—	269,700	269,700	269,700
	Health and Welfare (4)	—	9,300	9,300	9,300	—
	Vacation Payout (1)	88,700	88,700	88,700	88,700	—
	Total Value	88,700	259,500	530,000	530,000	269,700

Van Andrews (5)	Severance (1)	—	138,600	—	138,600	—
	Option Acceleration (2)	—	—	—	—	—
	Restricted Stock Acceleration (3)	—	—	174,700	—	174,700
	Health and Welfare (4)	—	5,539	5,539	5,539	—
	Vacation Payout (1)	73,465	73,465	73,465	73,465	—
	Total Value	73,465	217,604	253,704	217,604	174,700

(1)
For purposes of valuing the severance and vacation payments in the table above, the computation is based on each executive’s base salary in effect at the end of 2012 and the number of accrued but unused vacation days at the end of 2012.

(2)
The value of option acceleration shown in the table above was calculated based on the assumption that the officer’s employment termination and the change in control (if applicable) occurred on December 31, 2012. The value of the option acceleration was calculated by multiplying the number of unvested shares subject to each option by the excess of $8.30, which was the closing sales price of the Company’s common stock on December 31, 2012, over the exercise price of the option.

(3)
The value of restricted stock acceleration shown in the table above was calculated based on the assumption that the officer’s employment and the change in control (if applicable) occurred on December 31, 2012. The value of the restricted stock acceleration was calculated by multiplying the number of unvested shares subject to each restricted stock grant by the closing sales price of the Company’s common stock on December 30, 2012.

(4)
Amounts reflect the current cost to the Company of the individual’s health and welfare benefits per year, which was then multiplied by the applicable multiple pursuant to the change in control set forth in each individual executive’s employment agreement.

(5)	Mr. Andrew's employment with the Company terminated on March 1, 2013.
Compensation of Directors

For the fiscal year ended December 31, 2012, non-employee directors of the Company received compensation for services provided as a director in the form of cash and equity compensation. For services in 2012, each board member received an annual cash retainer of $50,000. In addition, the chairperson of the Board and each of the chairpersons of the committees of the Board received additional annual cash compensation as follows: $20,000 to the Chairperson of the Board; $12,000 to each of the chairpersons of the Audit Committee and Compensation Committee; and, $10,000 to the Chairperson of the Governance and Nominating Committee. Further, each member of the committees of the Board, who does not also serve as the chairperson of a committee, received the following annual cash compensation: $6,000 to each member of the Audit Committee and the Compensation Committee; and, $5,000 to each member of the Governance and Nominating Committee.
In addition to the cash compensation described above, each Board member receives annual compensation in the form of a restricted stock unit (“RSU”) award. In the first quarter of 2012, each non-employee director received an RSU award under the 2005 Omnibus Equity Incentive Plan covering a number of shares of our common stock determined by dividing $60,000 by the closing price of our common stock on the date of grant, rounded up to the nearest whole share.
In addition to the annual RSU awards described above, directors are eligible to receive additional equity-based awards under our 2013 Omnibus Equity Incentive Plan (successor plan to the 2005 Omnibus Equity Incentive Plan) at the time of their election or appointment, or on a discretionary basis from time to time as determined by the Compensation Committee.
The following table sets forth all of the compensation awarded to, earned by, or paid to each person who served as a director during fiscal year 2012, other than a director who also served as our chief executive officer and did not receive any compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)		Stock Awards (8) ($)		Total ($)
Robert Guyett	73,000	(1)	60,000	(9)	133,000
Jean Lavigne	61,000	(2)	60,000	(10)	121,000
Mark Rossi	93,000	(3)	60,000	(11)	153,000
Burkhard Goeschel, Ph.D.	55,000	(4)	60,000	(12)	115,000
José L. Cortes	50,000	(5)	60,000	(13)	110,000
Roger Howsmon	56,000	(6)	60,000	(14)	116,000
Yon Yoon Jorden	66,000	(7)	60,000	(15)	126,000

(1)
Mr. Guyett is the Chairperson of the Audit Committee and a member of the Compensation Committee and the Governance and Nominating Committee. This amount includes cash compensation earned in 2012, as described above.

(2)	Mr. Lavigne is a member of the Governance and Nominating Committee and the Compensation Committee. This amount includes cash compensation earned in 2012, as described above.

(3)
Mr. Rossi is the Chairperson of the Board and the Compensation Committee and is also a member of the Audit Committee, and the Governance and Nominating Committee. This amount includes cash compensation earned in 2012, as described above.

(4)	Dr. Goeschel is a member of the Governance and Nominating Committee. This amount includes cash compensation earned in 2012, as described above.

(5)	This amount includes cash compensation earned in 2012, as described above.

(6)	Mr. Howsmon is a member of the Compensation Committee. This amount includes cash compensation earned in 2012, as described above.

(7)	Ms. Jorden is Chairperson of the Governance and Nominating Committee and a member of the Audit Committee. This amount includes cash compensation earned in 2012, as described above.

(8)
The amounts in this column represent the grant date fair value of equity awards granted during the year ended December 31, 2012. The amounts for each director consist of $60,000 per director with respect to 2,906 restricted stock units granted to each of the directors on February 8, 2012.

(9)	As of December 31, 2012, Mr. Guyett held 3,000 stock options, all of which were vested and exercisable, and 2,906 unvested restricted stock units.

(10)	As of December 31, 2012, Mr. Lavigne held 14,000 stock options, all of which were vested and exercisable, and 2,906 unvested restricted stock units.

(11)	As of December 31, 2012, Mr. Rossi held 3,000 stock options, all of which were vested and exercisable, and 2,906 unvested restricted stock units.

(12)	As of December 31, 2012, Dr. Goeschel held 10,000 stock options, all of which were vested and exercisable, and 2,906 unvested restricted stock units.

(13)	As of December 31, 2012, Mr. Cortes held 18,000 stock options, all of which were vested and exercisable, and 2,906 unvested restricted stock units.

(14)	As of December 31, 2012, Mr. Howsmon held 2,906 unvested restricted stock units.

(15)	As of December 31, 2012, Ms. Jorden held 2,906 unvested restricted stock units.

Compensation Committee Interlocks and Insider Participation
None of the Company's executive officers serves as a member of the board of directors or compensation committee of an entity that has an executive officer serving as a member of the Board or Compensation Committee of Maxwell.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	944,098	(1)	$11.42	1,001,145	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	944,098		$11.42	1,001,145
 ___________

(1)
Includes 762,000 stock options and 20,342 restricted stock units outstanding under the 2005 Omnibus Equity Incentive Plan, 158,756 stock options outstanding under the 1995 Stock Option Plan, and 3,000 stock options outstanding under the 1999 Director Stock Option Plan.

(2)	Includes 96,800 shares available for future issuance under the 2004 Employee Stock Purchase Plan and 904,345 shares available for future issuance under the 2005 Omnibus Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) each person (or group of affiliated persons) known by the Company to beneficially own more than five percent of the outstanding shares of common stock, (ii) each director of the Company, (iii) each of the named executive officers, which includes our current Chief Executive Officer and Chief Financial Officer and our former Chief Operating Officer and Senior Vice President of Sales and Marketing, and (iv) all current directors and named executive officers of the Company as a group. Information for the officers and directors is as of March 15, 2013. The address for each individual is 3888 Calle Fortunada, San Diego, California 92123.

	Beneficial Ownership
Name and Address of 5% or Greater Beneficial Ownership	Number of Shares (1)		Percentage of Total (2)
Van Den Berg Management, Inc.	2,078,801	(3)	7.18%
805 Las Cimas Parkway, Suite 430, Austin, TX 78746
Blackrock, Inc.	1,652,421	(4)	5.71%
40 East 52nd Street, New York, NY 10022
The Vanguard Group	1,505,052	(5)	5.20%
100 Vanguard Blvd., Malvern, PA 19355
	Beneficial Ownership
Beneficial Ownership of Directors and Officers	Number of Shares (1)		Percentage of Total (2)
José L. Cortes	1,269,394	(6)	4.38%
David J. Schramm	486,521	(7)	1.67%
Kevin S. Royal	191,616	(8)	*
Mark Rossi	127,570	(9)	*
Robert Guyett	84,570	(10)	*
Jean Lavigne	59,570	(11)	*
Van Andrews (12)	52,811	(12)	*
George Kreigler III (13)	44,340	(13)	*
Burkhard Goeschel, Ph.D.	40,903	(14)	*
Roger Howsmon	37,903	(15)	*
Yon Yoon Jorden	36,903	(16)	*
All current directors and named executive officers as a group (9 persons)	2,334,950	(17)	7.98%
___________

*	Less than one percent.

(1)
Information with respect to beneficial ownership is based on information furnished to the Company by each stockholder included in the table or filings with the SEC. The Company understands that, except as footnoted, each person in the table has sole voting and investment power for shares beneficially owned by such person, subject to community property laws where applicable.

(2)
Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2013 are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Percentage of ownership is based on 28,958,100 shares of common stock outstanding on March 15, 2013.

(3)	Information regarding this beneficial owner has been obtained solely from a review of the Schedule 13G filed with the SEC by Van Den Berg Management, Inc. on February 14, 2013.

(4)	Information regarding this beneficial owner has been obtained solely from a review of the Schedule 13G filed with the SEC by Blackrock, Inc. on February 11, 2013.

(5)	Information regarding this beneficial owner has been obtained solely from a review of the Schedule 13G filed with the SEC by The Vanguard Group on February 13, 2013.

(6)
Consists of (a) 1,213,824 shares of common stock held by Montena, SA, (b) 32,570 shares of common stock held directly, (c) options to purchase 18,000 shares of common stock and (d) 5,000 shares of common stock held by Mr. Cortes’ mother-in-law. Mr. Cortes is a principal in Montena, SA. Mr. Cortes may be deemed to exercise voting and investment power over the shares owned by Montena, SA. Mr. Cortes disclaims beneficial ownership of such shares, except to the extent of his proportionate interest therein.

(7)
Consists of (a) options to purchase 150,000 shares of common stock, (b) 142,789 shares held in a Family Trust, (c) 117,394 shares of unrestricted common stock held directly, (d) 62,938 shares of restricted stock, (e) 12,800 shares of common stock held by an IRA and (f) 600 shares of common stock held by an IRA of Mr. Schramm’s wife.

(8)	Consists of (a) options to purchase 100,000 shares of common stock, (b) 60,896 shares of unrestricted common stock held directly and (c) 30,720 shares of restricted stock.

(9)	Consists of (a) 124,570 shares of common stock held directly and (b) options to purchase 3,000 shares of common stock.

(10)	Consists of (a) 81,570 shares of common stock held in a Family Trust and (b) options to purchase 3,000 shares of common stock.

(11)	Consists of (a) 45,570 shares of common stock held directly and (b) options to purchase 14,000 shares of common stock.

(12)
Mr. Andrews' employment with the Company terminated on March 1, 2013. Consists of (a) 36,811 shares of common stock held directly and (b) options to purchase 16,000 shares of common stock. To the best of our knowledge, the beneficial ownership is based on the last Form 4 that the Company filed on behalf of Mr. Andrews.

(13)
Mr. Kreigler's employment with the Company terminated on April 6, 2012. Consists of 44,340 shares of common stock held directly. To the best of our knowledge, the beneficial ownership is based on the last Form 4 that the Company filed on behalf of Mr. Kreigler.

(14)	Consists of (a) 30,903 shares of common stock held directly and (b) options to purchase 10,000 shares of common stock.

(15)	Consists of (a) 36,903 shares of common stock held directly and (b) 1,000 shares of common stock held by an IRA.

(16)	Consists of 36,903 shares of common stock held directly.

(17)	Includes options to purchase 298,000 shares of common stock which are currently exercisable or are exercisable within 60 days of March 15, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Maxwell SA's pension plan provided a long term loan of 700,000 Swiss Francs to Montena Properties SA. Montena Properties SA is 100% owned by Montena SA. A member of Maxwell Technologies, Inc.'s Board of Directors, José Cortes, is also a director and indirect minority stockholder of Montena SA. The loan was provided to Montena Properties SA prior to Mr. Cortes becoming a director of Maxwell and Montena. The loan was repaid in full in March 2011.
Director Independence
During the fiscal year ended December 31, 2012, the Board was composed of eight members, six of whom were determined by the Board to be independent within the meaning of the NASDAQ Global Market (“NASDAQ”) listing standards. These independent directors are Messrs. Rossi, Guyett, Lavigne, Goeschel and Howsmon and Ms. Jorden.
The Board has established an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. The following table sets forth the members of our board of directors and the committees of which each director is a member.

Name of Director	Audit	Compensation	Governance
Non-Employee Directors:
Robert Guyett	X*	X	X
Jean Lavigne		X	X
Mark Rossi	X	X*	X
Burkhard Goeschel, Ph.D.			X
Roger Howsmon		X
Yon Yoon Jorden	X		X*
José L. Cortes
Employee Director:
David J. Schramm

X = Committee member; * = Chair

All members of the Company's Audit Committee are independent (as independence is defined in NASDAQ listing standards). The Audit Committee has adopted a written Audit Committee Charter available at the Company's website at investors.maxwell.com
All members of the Company's Compensation Committee are independent of management (as independence is defined in the NASDAQ listing standards). The Compensation Committee has adopted a written Compensation Committee Charter available at the Company's website at investors.maxwell.com.
The members of the Governance and Nominating Committee are independent of management (as independence is defined in the NASDAQ listing standards). The Governance and Nominating Committee has adopted a written Governance and Nominating Committee Charter which is available on the Company's website at investors.maxwell.com.

Item 14.	Principal Accounting Fees and Services
The following table presents fees for professional services rendered by BDO USA LLP and McGladrey LLP for 2012 and 2011 (in thousands):

	2012		2011
	BDO USA LLP (1)	McGladrey LLP	McGladrey LLP
Audit Fees	$1,200	$1,253	$734
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$1,200	$1,253	$734
_____________
(1)    Fees paid to BDO USA LLP cover audits for the fiscal years ended December 31, 2012, 2011, and 2010. Fiscal years 2011 and 2010 had been previously audited by McGladrey LLP.
Audit Fees. Audit fees include fees associated with the annual audit of the Company’s consolidated financial statements, reviews of the Company’s interim consolidated financial statements included in its Quarterly Reports on Form 10-Q, review of registration statements filed on Form S-3 and the audit of the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
Audit-Related Fees. We did not engage BDO USA LLP and McGladrey LLP for any audit-related services during the fiscal years ended December 31, 2012 and 2011.
Tax Fees. We did not engage BDO USA LLP and McGladrey LLP for professional services in connection with tax advice or tax planning during the fiscal years ended December 31, 2012 and 2011.
All Other Fees. We did not engage BDO USA LLP and McGladrey LLP for any other professional services for the fiscal years ended December 31, 2012 and 2011.

Audit Committee Pre-approval Policies and Procedures
The Audit Committee pre-approves all audit and permissible non-audit services prior to commencement of services. During fiscal year 2012, all services rendered by BDO USA LLP and McGladrey LLP were pre-approved by the Audit Committee.

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

3.	Exhibits.

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement dated December 10, 2003 between Registrant and Metar SA en constitution. (1)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions dated August 15, 2003 by and between Registrant and Horizon Christian Fellowship. (1)

2.3	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated September 26, 2003. (1)

2.4	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated October 13, 2003. (1)

2.5	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated December 23, 2003. (1)

3.1	Restated Certificate of Incorporation of Registrant. (11)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated November 22, 1996. (7)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated February 9, 1998. (2)

3.4	Amended and Restated Bylaws of Registrant. (3)

4.1	Rights Agreement dated November 5, 1999 between Registrant and Chase Mellon Shareholders Services, LLC, as Rights Agent. (10)

4.2	Amendment of Rights Agreement dated as of July 5, 2002. (12)

10.1	1995 Stock Option Plan of Registrant. (8)

10.2	Amendment No. One to Registrant’s 1995 Stock Option Plan dated March 19, 1997. (7)

10.3	Amendment No. Two to Registrant’s 1995 Stock Option Plan dated February 13, 1998. (14)

10.4	Amendment No. Three to Registrant’s 1995 Stock Option Plan dated January 28, 1999. (2)

10.5	Amendment No. Four to Registrant’s 1995 Stock Option Plan dated Nov. 22, 1999. (4)

10.6	Amendment No. Five to Registrant’s 1995 Stock Option Plan dated August 14, 2000. (13)

10.7	Stock Option Agreement under 1995 Stock Option Plan by and between Registrant and Kenneth Potashner, dated as of May 19, 2003. (12)

10.8	1999 Director Stock Option Plan of Registrant. (4)

10.9	Registrant’s 2004 Employee Stock Purchase Plan. (8)

10.10	Amendment Number One to Registrant’s 1994 Employee Stock Purchase Plan, effective as of April 30, 1997. (7)

10.11	Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated May 30, 2002. (5)

10.12	Amendment Number One to Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated June 28, 2002. (5)

Exhibit Number	Description of Document
10.13	Amendment Number Two to the Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated August 12, 2002. (6)

10.14	Indemnity Agreement for Directors of Registrant dated December 2004. (12)

10.15	Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.16	Schedule to Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.17	Export-Import Bank of the United States Agreement Executed by Borrower dated February 4, 2004 between Registrant, Export-Import Bank of the United States and Silicon Valley Bank. (12)

10.18	Securities Account Control Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.19	Firm-Fixed-Price Subcontract Purchase Order dated February 14, 2005 between Registrant and Northrop Grumman Space and Mission Systems Corp. (15)

10.20	Securities Purchase Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (16)

10.21	Registration Rights Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (16)

10.22	Registrant’s 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (17)

10.23	Underwriting Agreement dated May 8, 2007 between the Registrant and UBS Securities, LLC. (18)

10.24	Transition agreement effective as of July 23, 2007 between the Company and Richard D. Balanson. (19)

10.25	Employment agreement effective as of July 23, 2007 between the Company and David J. Schramm. (19)

10.26	Underwriting Agreement between the Company and UBS Securities, LLC dated October 9, 2007. (20)

10.27	Equity Distribution Agreement, dated August 8, 2008, between the Company and UBS Securities, LLC, including the form of Terms Agreement. (21)

10.28	Amendment No. 1 dated December 19, 2008 to Employment Agreement between the Company and David J. Schramm. (22)

10.29	Employment agreement effective as of March 23, 2009 between the Company and Kevin S. Royal. (23)

10.30	Underwriting Agreement between the Company and Roth Capital Partners, LLC dated May 18, 2009. (24)

10.31	Form of Restricted Stock Unit Award Agreement. (25)

10.32	Separation Agreement and General Release of all Claims between Registrant and Tim Hart. (25)

10.33	Termination Agreement between Registrant and Alain R. Riedo. (25)

10.34	Employment Agreement effective as of September 21, 2009 between the Registrant and George Kreigler. (26)

10.35	Amendment to Employment Agreement between the Registrant and George Kreigler effective as of December 27, 2010. (27)

10.36	Form of Restricted Stock Agreement for Service-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (27)

10.37	Form of Restricted Stock Agreement for Performance-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (27)

†10.38	Credit Agreement, dated as of December 5, 2011, (the “Credit Agreement”) between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

†10.39	Security Agreement, dated as of December 5, 2011, by Maxwell Technologies, Inc. in favor of Wells Fargo Bank, N.A., pursuant to the Credit Agreement.*

†10.40	Equipment Term Commitment Note, dated as of December 5, 2011, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A, pursuant to the Credit Agreement.*

Exhibit Number	Description of Document

†10.41	Revolving Line of Credit Note, dated as of December 5, 2011, by Maxwell Technologies, Inc. between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A, pursuant to the Credit Agreement.*

10.42	Employment Agreement effective as of July 10, 2012 between the Registrant and Van Andrews. (28)

21.1	List of Subsidiaries of Registrant. *

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. **

_________

†
Maxwell Technologies, Inc. has requested confidential treatment of certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2004 (SEC file no. 001-15477).

(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC file no. 000-10964).

(3)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (SEC file no. 001-15477).

(4)	Incorporated herein by reference to Registrant’s Transition Report on Form 10-K for the transition period from August 1, 1999 to December 31, 1999 (SEC file no. 001-15477).

(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2002 (SEC file no. 001-15477).

(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2002 (SEC file no. 001-15477).

(7)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC file no. 000-10964).

(8)	Incorporated herein by reference to Registrant’s Schedule 14A for the 2005 Annual Meeting of Stockholders (SEC file no. 001-15477).

(9)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1996 (SEC file no. 000-10964).

(10)	Incorporated herein by reference to Registrant’s Form 8-A filed November 18, 1999 (SEC file no. 001-15477).

(11)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).

(12)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC file no. 001-15477).

(13)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC file no. 001-15477).

(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC file no. 000-10964).

(15)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2004 (SEC file no. 001-15477).

(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2005 (SEC file no. 001-15477).

(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2010 (SEC file no. 001-15477).

(18)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007 (SEC file no. 001-15477).

(19)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2007 (SEC file no. 001-15477).

(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2007 (SEC file no. 001-15477).

(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2008 (SEC file no. 001-15477).

(22)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2008.

(23)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on May 5, 2009 (SEC file no. 001-15477).

(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2009 (SEC file no. 001-15477).

(25)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on August 10, 2009 (SEC file no. 001-15477).

(26)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on November 5, 2009 (SEC file no. 001-15477).

(27)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2010.

(28)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2012 (SEC file no. 001-15477).

(b)	See the exhibits required by this item under Item 15(a)(3) above.

(c)	See the financial statement schedule required by this item under Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of August 2013.

MAXWELL TECHNOLOGIES, INC.

By:	/S/ DAVID J. SCHRAMM
David J. Schramm President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints David J. Schramm and Kevin S. Royal, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and on his or her behalf to sign, execute and file this Registration Statement and any or all amendments (including, without limitation, post-effective amendments) to this Registration Statement, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done.

Signature	Title	Date

/s/ DAVID J. SCHRAMM	President, Chief Executive Officer and Director	August 1, 2013
David J. Schramm	(Principal Executive Officer)

/s/ KEVIN S. ROYAL	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	August 1, 2013
Kevin S. Royal
(Principal Financial and Accounting Officer)

/s/ MARK ROSSI	Director	August 1, 2013
Mark Rossi

/s/ JEAN LAVIGNE	Director	August 1, 2013
Jean Lavigne

/s/ ROBERT L. GUYETT	Director	August 1, 2013
Robert L. Guyett

/s/ JOSÉ CORTES	Director	August 1, 2013
José Cortes

/s/ BURKHARD GOESCHEL	Director	August 1, 2013
Burkhard Goeschel

/s/ ROGER HOWSMON	Director	August 1, 2013
Roger Howsmon

/s/ YON YOON JORDEN	Director	August 1, 2013
Yon Yoon Jorden

/s/ DAVID SCHLOTTERBECK	Director	August 1, 2013
David Schlotterbeck