Form 10-Q
period 2013-03-31
MAXWELL TECHNOLOGIES INC
filed 2013-08-01
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-15477

MAXWELL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2390133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3888 Calle Fortunada, San Diego, California	92123
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of July 24, 2013 is 29,535,041 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2013

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three months ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
The following condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
In addition, operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2013.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$34,124	$28,739
Trade and other accounts receivable, net of allowance for doubtful accounts of $167 and $157 at March 31, 2013 and December 31, 2012, respectively	32,819	33,420
Inventories	42,336	41,620
Prepaid expenses and other current assets	3,090	3,228
Total current assets	112,369	107,007
Property and equipment, net	36,165	36,235
Intangible assets, net	575	669
Goodwill	24,603	25,416
Pension asset	6,918	6,939
Other non-current assets	212	206
Total assets	$180,842	$176,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,206	$27,181
Accrued warranty	267	269
Accrued employee compensation	5,889	4,743
Deferred revenue	7,994	6,408
Short-term borrowings and current portion of long-term debt	8,973	9,452
Deferred tax liability	980	980
Total current liabilities	55,309	49,033
Deferred tax liability, long-term	1,376	1,384
Long-term debt, excluding current portion	85	83
Other long-term liabilities	979	1,039
Total liabilities	57,749	51,539
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,562 and 29,162 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,953	2,913
Additional paid-in capital	268,801	267,623
Accumulated deficit	(158,412)	(158,134)
Accumulated other comprehensive income	9,751	12,531
Total stockholders’ equity	123,093	124,933
Total liabilities and stockholders’ equity	$180,842	$176,472
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
		2012
	2013	(Restated)
Revenue	$47,748	$35,804
Cost of revenue	29,518	20,647
Gross profit	18,230	15,157
Operating expenses:
Selling, general and administrative	11,502	9,788
Research and development	6,023	5,570
Total operating expenses	17,525	15,358
Income (loss) from operations	705	(201)
Interest expense, net	(44)	(26)
Amortization of debt discount and prepaid debt costs	(15)	(11)
Income from operations before income taxes	646	(238)
Income tax provision	924	714
Net loss	$(278)	$(952)
Net loss per share:
Basic	(0.01)	(0.03)
Diluted	(0.01)	(0.03)
Weighted average common shares outstanding:
Basic	28,825	28,122
Diluted	28,825	28,122
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
		2012
	2013	(Restated)
Net loss	$(278)	$(952)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,844)	2,453
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax benefit of $7 and $8 for the three months ended March 31, 2013 and 2012, respectively	55	46
Amortization of prior service cost, net of tax benefit of $2 for each of the three months ended March 31, 2013 and 2012, respectively	9	9
Other comprehensive income (loss), net of tax	(2,780)	2,508
Comprehensive income (loss)	$(3,058)	$1,556
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
		2012
	2013	(Restated)
OPERATING ACTIVITIES:
Net loss	$(278)	$(952)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,118	1,768
Amortization of intangible assets	91	134
Amortization of debt discount and prepaid debt costs	15	11
Pension cost	5	46
Stock-based compensation expense	957	1,286
Provision for (recovery of) losses on accounts receivable	10	(172)
Changes in operating assets and liabilities:
Trade and other accounts receivable	152	(4,033)
Inventories	(880)	(5,782)
Prepaid expenses and other assets	77	116
Accounts payable and accrued liabilities and deferred revenue	5,624	(1,444)
Accrued employee compensation	1,116	(533)
Deferred income taxes	(8)	11
Other long-term liabilities	(33)	(2,263)
Net cash provided by (used in) operating activities	8,966	(11,807)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,026)	(4,057)
Net cash used in investing activities	(2,026)	(4,057)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(3,608)	(3,183)
Proceeds from long-term and short-term borrowings	3,318	8,161
Proceeds from sale of common stock, net of offering costs	—	10,283
Repurchase of shares	(20)	(286)
Proceeds from issuance of common stock under equity compensation plans	281	1,319
Net cash (used in) provided by financing activities	(29)	16,294
Increase in cash and cash equivalents from operations	6,911	430
Effect of exchange rate changes on cash and cash equivalents	(1,526)	909
Increase in cash and cash equivalents	5,385	1,339
Cash and cash equivalents, beginning of period	28,739	29,289
Cash and cash equivalents, end of period	$34,124	$30,628
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context otherwise requires, all references to “Maxwell,” the "Company,” "we", "us," and "our," refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to the Company’s Swiss subsidiary, Maxwell Technologies, SA.
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

	Three Months Ended
	March 31,
	2013	2012
Numerator
Net loss	$(278)	$(952)
Denominator
Weighted-average common shares outstanding	28,825	28,122
Effect of potentially dilutive securities:
Options to purchase common stock	—	—
Restricted stock awards	—	—
Restricted stock unit awards	—	—
Employee stock purchase plan	—	—
Weighted-average common shares outstanding, assuming dilution	28,825	28,122
Net loss per share
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Outstanding options to purchase common stock	544	178
Restricted stock awards	442	230
Restricted stock unit awards	57	—
Employee stock purchase plan awards	—	—
Change in Additional Paid in Capital
For the three months ended March 31, 2013, additional paid in capital increased $1.2 million. This increase includes $1.2 million associated with the Company’s stock-based compensation plans, offset by $20,000 for the repurchase of shares that were withheld by the Company to satisfy employee tax liabilities upon the vesting of restricted stock awards.

Note 2 – Restatement of Previously issued Financial Statements
Background on the Restatement
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
The investigation revealed arrangements with three of the Company's distributors regarding extended payment terms, which allowed these distributors to pay the Company after they received payment from their customer, and with one of the Company's distributors regarding return rights and profit margin protection, for sales to such distributors with respect to certain transactions. In addition, arrangements were revealed with one non-distributor customer to honor transfer of title at a date later than the customer's purchase orders indicated. Based on the results of its investigation, the Audit Committee determined that these arrangements had not been communicated to the Company's finance and accounting department, or to the Company's CEO, and therefore, had not been considered when revenue was originally recorded. Based on the terms of the agreements with these customers as they were known to the Company's finance and accounting department, it had been the Company's policy to record revenue related to shipments as title passed at either shipment from the Company's facilities or receipt at the customer's facility, assuming all other revenue recognition criteria had been achieved. In addition to the arrangements noted above, the investigation uncovered an error on an individual transaction where a customer was given extended payment terms, which allowed them to pay the Company after they received payment from their customer, but those terms were not considered when revenue was originally recognized.
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

•
Beginning in the period in which the investigation revealed return rights and profit margin protection for one distributor, the Company determined it appropriate to defer revenue recognition on all sales to this distributor until the distributor confirms with the Company that they are not entitled to any further returns or credits. For this distributor, the deferral of revenue on this basis was determined to be appropriate beginning in the fourth quarter of 2011. At such time as the distributor confirms with the Company that they are not entitled to any further returns or credits, which is currently anticipated to occur in the second half of the fiscal year 2013, previous sales for which revenue has been deferred, net of any credits or returns that may be made by the distributor, will be recognized as revenue.

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
Results of the Audit Committee's Investigation and Management's Internal Review
Based on the findings of the investigation, as previously reported in the Company's current report on Form 8-K dated March 7, 2013, the Audit Committee, in consultation with management and the Board of Directors, concluded that the Company's previously issued financial statements contained in its annual report on Form 10-K for the year ended December 31, 2011, and the quarterly reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, should no longer be relied upon. Accordingly, the consolidated financial statements for the first three quarters of the fiscal year ended December 31, 2012, for the fiscal year ended December 31, 2011, and for each of the interim periods within the fiscal year ended December 31, 2011, have been restated in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See Note 15, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for the effects of the restatement adjustments on our 2012 and 2011 unaudited quarterly financial information.
As a result of the Audit Committee's investigation, certain employees were terminated and the Company's Sr. Vice President of Sales and Marketing resigned as reported in the Company's current report on Form 8-K dated March 7, 2013.
In connection with the errors identified during the investigation resulting in the restatement of previously reported financial statements, the Company identified control deficiencies in its internal control over financial reporting that constitute material weaknesses. For a discussion of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q.
The Company's previously filed annual report on Form 10-K for the fiscal year ended December 31, 2011, and its quarterly reports on Form 10-Q for the periods affected by the restatements, have not been amended. Accordingly, investors should no longer rely upon the Company's previously released financial statements for any quarterly or annual periods after and including March 31, 2011, and any earnings releases or other communications relating to these periods. See Note 2, Restatement of Previously Issued Financial Statements and Financial Information, and Note 15, Unaudited Quarterly Financial Information, of the Notes to the Consolidated Financial Statements, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for the impact of these adjustments for the full fiscal year ended December 31, 2011, and the first three quarters of the fiscal year ended December 31, 2012 and each of the quarterly periods in the fiscal year ended December 31, 2011, respectively.
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

Other Restatement Adjustments
Since the Company's determination to restate its previously issued financial statements constituted an event of default under the terms of its credit facility, the bank had the right to require immediate payment of the outstanding borrowings. As a result restatement adjustments were recorded to reclassify the amounts outstanding under the credit facility from long-term debt to current liabilities as of each respective balance sheet date. In addition, an insignificant amount of debt issuance costs were reclassified from a long-term asset to a short-term asset, consistent with the classification of the related debt. In June 2013, the Company entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies to call our outstanding debt under the credit facility in connection with the events of default for a period terminating on the earlier of September 30, 2013 or the occurrence of any additional events of default.
Further, a restatement adjustment was made to reclassify a legal settlement with a customer from selling, general and administrative expense to contra-revenue in the second quarter of 2011 in the amount of for $2.6 million. Certain other immaterial adjustments were made in connection with the restatement.
The restatement adjustments did not impact the Company's previously reported tax provision or benefit in any of the affected periods, other than a $54,000 decrease in the income tax provision for the quarter ended September 30, 2012, as all of the restatement adjustments were related to our U.S. operations, for which the Company has significant net operating loss carryforwards and has not recorded an income tax expense or benefit in any period to date. However, the restatement adjustments did impact the composition of the Company's deferred tax assets and liabilities as of December 31, 2011 as presented in Note 10, Income Taxes, of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
The restated quarterly condensed consolidated statement of operations for the first quarter of fiscal year 2012 is presented below (in thousands, except per share data):

	Three Months Ended March 31, 2012
	As previously reported	Restatement Adjustments	Restated
Revenue	$39,230	$(3,426)	$35,804
Cost of revenue	23,093	(2,446)	20,647
Gross profit	16,137	(980)	15,157
Operating expenses:
Selling, general and administrative	9,286	502	9,788
Research and development	5,596	(26)	5,570
Total operating expenses	14,882	476	15,358
Income (loss) from operations	1,255	(1,456)	(201)
Interest expense, net	(26)	—	(26)
Amortization of debt discount and prepaid debt costs	(11)	—	(11)
Income (loss) from operations before income taxes	1,218	(1,456)	(238)
Income tax provision	714	—	714
Net income (loss)	$504	$(1,456)	$(952)
Net income (loss) per share:
Basic	$0.02	$(0.05)	$(0.03)
Diluted	$0.02	$(0.05)	$(0.03)
Weighted average common shares outstanding:
Basic	28,122		28,122
Diluted	28,559		28,122

The restated quarterly condensed consolidated statement of cash flows for the first quarter of fiscal year 2012 is presented below (in thousands):

	Three Months Ended March 31, 2012
	As previously reported	Restatement Adjustments	Restated
OPERATING ACTIVITIES:
Net income (loss)	$504	(1,456)	$(952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,768	—	1,768
Amortization of intangible assets	134	—	134
Amortization of debt discount and prepaid debt costs	11	—	11
Pension cost	46	—	46
Stock-based compensation expense	1,286	—	1,286
Recovery of losses on accounts receivable	(103)	(69)	(172)
Changes in operating assets and liabilities:		—
Trade and other accounts receivable	(6,568)	2,535	(4,033)
Inventories	(3,211)	(2,571)	(5,782)
Prepaid expenses and other assets	229	(113)	116
Accounts payable and accrued liabilities and deferred revenue	(3,217)	1,773	(1,444)
Accrued employee compensation	(434)	(99)	(533)
Deferred income taxes	11	—	11
Other long-term liabilities	(2,263)	—	(2,263)
Net cash used in operating activities	(11,807)	—	(11,807)
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,057)	—	(4,057)
Net cash used in investing activities	(4,057)	—	(4,057)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(3,183)	—	(3,183)
Proceeds from long-term and short-term borrowings	8,161	—	8,161
Proceeds from sale of common stock, net of offering costs	10,283	—	10,283
Repurchase of shares	(286)	—	(286)
Proceeds from issuance of common stock under equity compensation plans	1,319	—	1,319
Net cash provided by financing activities	16,294	—	16,294
Increase in cash and cash equivalents from operations	430	—	430
Effect of exchange rate changes on cash and cash equivalents	909	—	909
Increase in cash and cash equivalents	1,339	—	1,339
Cash and cash equivalents, beginning of period	29,289	—	29,289
Cash and cash equivalents, end of period	$30,628	—	$30,628

Note 3 – Balance Sheet Details (in thousands)
Inventories

	March 31, 2013	December 31, 2012
		(Restated)
Raw material and purchased parts	$14,525	$13,114
Work-in-process	2,864	1,753
Finished goods	16,085	17,511
Consigned finished goods	8,862	9,242
Total inventories	$42,336	$41,620
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of March 31, 2013
Patents	$2,476	$(1,954)	$—	$522
Developed core technology	1,100	(1,100)	—	—
Patent license agreement	741	(640)	(48)	53
Total intangible assets at March 31, 2013	$4,317	$(3,694)	$(48)	$575

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2012
Patents	$2,476	$(1,903)	$—	$573
Developed core technology	1,100	(1,100)	—	—
Patent license agreement	741	(606)	(39)	96
Total intangible assets at December 31, 2012	$4,317	$(3,609)	$(39)	$669
Goodwill
The change in the carrying amount of goodwill from December 31, 2012 to March 31, 2013 is as follows:

Balance at December 31, 2012	$25,416
Foreign currency translation adjustments	(813)
Balance at March 31, 2013	$24,603
Accrued Warranty

	Three Months Ended
	March 31,
	2013	2012
Beginning balance	$269	$258
Product warranties issued	86	63
Settlement of warranties	(4)	(13)
Change related to preexisting warranties	(80)	(27)
Foreign currency translation adjustments	(4)	6
Ending balance	$267	$287

Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2012	$16,376	$(3,845)	$12,531
Other comprehensive loss before reclassifications	(2,844)	—	(2,844)
Amounts reclassified from accumulated other comprehensive income (loss)	—	64	64	Selling, General and Administrative Expense
Net other comprehensive income (loss) for three months ended March 31, 2013	(2,844)	64	(2,780)
Balance as of March 31, 2013	$13,532	$(3,781)	$9,751
Note 4 – Credit Facility
In December 2011, the Company obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Credit Facility”). In general, amounts borrowed under the Credit Facility are secured by a lien on all of the Company’s assets other than its intellectual property. In addition, under the credit agreement, the Company is required to pledge 65.0% of its equity interests in its Swiss subsidiary. The Company has also agreed not to encumber any of its intellectual property. The agreement contains certain restrictive covenants that limit the Company’s ability to, amongst other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on its property; (iii) enter into a merger or similar transaction; (iv) invest in another entity; (v) declare or pay dividends; and (vi) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that the Company is in violation of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that the Company must meet during the term of the credit agreement include quarterly minimum liquidity ratios, minimum quick ratios and EBITDA targets and an annual net income target. Borrowings under the Credit Facility bear interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at the Company's option subject to certain limitations. Further, the Company incurs an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit.
As a result of the restatement of prior period financial statements, as such financial information was previously submitted to the bank has since proven to be materially incorrect, the Company was in default with respect to the terms of the credit agreement beginning in the fourth quarter of 2011. In addition, as a result of the restatement of prior period financial statements, the Company was not in compliance with the financial covenant pertaining to the annual minimum net income target for the fiscal year ended December 31, 2011. Although, the Company did meet the financial covenants of the credit agreement in all other periods since the Credit Facility was entered into, including as of December 31, 2012, these violations represent events of default under the terms of the Credit Facility. As a result of this noncompliance, the bank's obligation to extend any further credit has ceased and terminated.
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
As borrowings outstanding under the Credit Facility were immediately callable by the bank for each of the quarterly and annual periods since and including the fourth quarter of 2011, borrowings outstanding under the Credit Facility have been classified as a current obligation in the each of the accompanying condensed consolidated balance sheets.
As of March 31, 2013, $3.6 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of March 31, 2013). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of March 31, 2013, no amounts were outstanding under the Revolving Line of Credit. Further, as of December 31, 2012, the Company was not eligible to borrow any additional amounts under the Credit Facility, as a result of the events of default discussed above.

Note 5 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of March 31, 2013, the financial instruments to which this topic applied were foreign currency forward contracts. As of March 31, 2013, the fair value of these foreign currency forward contracts was a liability of $568,000 which is recorded in “accounts payable and accrued liabilities” in the consolidated balance sheet. The fair value of these derivative instruments is measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC.
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
The net gains and losses on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenue	$12	$(2)
Selling, general and administrative	(1,387)	395
Total gain (loss)	$(1,375)	$393
The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenue	$(8)	$13
Selling, general and administrative	1,246	(997)
Total gain (loss)	$1,238	$(984)
As of March 31, 2013, the total notional amount of foreign currency forward contracts not designated as hedges was $31.9 million.
The following table presents gross amounts, amounts offset and net amounts presented in the condensed consolidated balance sheets for the Company's derivative instruments measured at fair value (in thousands):

	March 31,
	2013	2012
Gross amounts of recognized assets (liabilities)	$(483)	$(41)
Gross amounts offset in the condensed consolidated balance sheets	85	5
Net amount of recognized asset (liability) presented in condensed consolidated balance sheets	$(568)	$(46)
The Company has the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. For additional information, refer to Note 5 – Fair Value Measurements.

Note 7 – Stock Plans
The Company has two active stock-based compensation plans as of March 31, 2013: the 2004 Employee Stock Purchase Plan and the 2005 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
Stock Options
Compensation expense recognized from employee stock options for the three months ended March 31, 2013 and 2012 was $177,000 and $544,000, respectively. Beginning in 2011, the Company ceased granting stock options and began granting restricted stock awards to employees as part of its annual equity incentive award program. The Company may determine to grant stock options in the future under the Incentive Plan.
Restricted Stock Awards
During the three months ended March 31, 2013 and 2012, the Company issued 305,143 and 249,366 shares, respectively, upon granting of restricted stock awards, which had an average grant date fair value per share of $10.58 and $20.89, respectively. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Service-based restricted stock	$648	$479
Performance-based restricted stock	18	63
Total compensation expense recognized for restricted stock awards	$666	$542
Restricted Stock Units
Beginning in 2011, non-employee directors receive an annual restricted stock unit award as part of their annual retainer compensation, which vests one year from the date of grant. During the three months ended March 31, 2013 and 2012, non-employee directors were granted a total of 56,616 and 20,342 restricted stock units, respectively, with an average grant date fair value per share of $10.51 and $20.65, respectively.
Total compensation expense recognized for service-based restricted stock unit awards was $114,000 and $106,000 during the three months ended March 31, 2013 and 2012, respectively.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period. In 2013, the Company suspended its ESPP Plan because the registration statement on Form S-8 became ineffective as a result of the restatement of the Company's previously issued financial statements (as discussed in Note 2, Restatement of Previously Issued Financial Statements).
Compensation expense recognized for the ESPP for the three months ended March 31, 2013 and 2012 was zero and $94,000, respectively. During the three months ended March 31, 2013, no shares were issued under the Company's ESPP. The fair value of the ESPP shares was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

For the offering period beginning January 1 and ending June 30

2012
Expected dividends	$—
Exercise price	16.24
Expected volatility	63%
Average risk-free interest rate	0.06%
Expected life/term (in years)	0.5
Fair value per share	$5.26
Stock-based Compensation Expense
Compensation cost for restricted stock, restricted stock units, employee stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenue	$273	$142
Selling, general and administrative	497	962
Research and development	187	182
Total stock-based compensation expense	$957	$1,286
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
As a result of the restatement of our previously issued financial statements as discussed in Note 2, the Company is no longer in compliance with the ongoing eligibility requirements of this shelf registration statement on Form S-3, the shelf registration statement is therefore no longer effective.
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
Components of net periodic pension cost are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Service cost	$207	$171
Interest cost	125	166
Expected return on plan assets	(383)	(357)
Prior service cost amortization	11	11
Deferred loss amortization	45	55
Net periodic pension cost	$5	$46

Employer contributions of $183,000 and $189,000 were paid during the three months ended March 31, 2013 and 2012, respectively. Additional employer contributions of approximately $483,000 are expected to be paid during the remainder of fiscal 2013.
Note 10 – Legal Proceedings
Although the Company expects to incur significant legal costs in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal costs and therefore, such costs will be expensed in the period the legal services are performed.
FCPA Matter
As a result of being a publicly traded company in the U.S., we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or retaining business. Beginning in 2009, we conducted an internal review into payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. In January 2011, we reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities laws violations. We settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, we agreed to pay a total of approximately $6.4 million in profit disgorgement and prejudgment interest, in two installments, with almost $3.2 million paid in each of the first quarters of 2011 and 2012. Under the terms of the settlement with the DOJ, we agreed to pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011 and $2.3 million paid in each of the first quarters of 2012 and 2013. As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If we remain in compliance with the terms of the DPA, at the conclusion of the term, the charges against us asserted by the DOJ will be dismissed with prejudice. Further, under the terms of each agreement, we will periodically report to the SEC and DOJ on our internal compliance program concerning anti-bribery. The final payment of $2.3 million was paid in full as of January 25, 2013.
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

•	successful acquisition, development and retention of key personnel;

•	our ability to effectively manage our reliance upon certain suppliers of key component parts and specialty equipment and logistical services;

•	our ability to match production volume to actual customer demand;

•	our ability to manage product quality problems;

•	our ability to protect our intellectual property rights and to defend claims against us;

•	our ability to effectively identify, enter into, manage and benefit from strategic alliances;

•	occurrence of a catastrophic event at any of our facilities;

•	occurrence of a technology systems failure, network disruptions, or breach in data security;

•	our ability to obtain sufficient capital to meet our operating or other needs; and

•	our ability to manage and minimize the impact of unfavorable legal proceedings.
Many of these factors are beyond our control. Additionally, there can be no assurance that we will not incur new or additional unforeseen costs in connection with the ongoing conduct of our business. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized.
For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A, of this document and Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Results of the Audit Committee's Investigation and Management's Internal Review

Based on the findings of the investigation, as previously reported in our current report on Form 8-K dated March 7, 2013, the Audit Committee, in consultation with management and the Board of Directors, concluded that our previously issued financial statements contained in our annual report on Form 10-K for the year ended December 31, 2011, and the quarterly reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, should no longer be relied upon. Accordingly, the consolidated financial statements for the first three quarters of the fiscal year ended December 31, 2012, for the fiscal year ended December 31, 2011, and for each of the interim periods within the fiscal year ended December 31, 2011, have been restated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See Note 15, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for the effects of the restatement adjustments on our 2012 and 2011 unaudited quarterly financial information.
As a result of the Audit Committee's investigation, certain employees were terminated and our Sr. Vice President of Sales and Marketing resigned as reported in our current report on Form 8-K dated March 7, 2013.
In connection with the errors identified during the investigation resulting in the restatement of previously reported financial statements, we identified control deficiencies in our internal control over financial reporting that constitute material weaknesses. For a discussion of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q.
Our previously filed annual report on Form 10-K for the fiscal year ended December 31, 2011, and our quarterly reports on Form 10-Q for the periods affected by the restatements, have not been amended. Accordingly, investors should no longer rely upon our previously released financial statements for any quarterly or annual periods after and including March 31, 2011, and any earnings releases or other communications relating to these periods. See Note 2, Restatement of Previously Issued Financial Statements and Financial Information, and Note 15, Unaudited Quarterly Financial Information, of the Notes to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for the impact of these adjustments for the full fiscal year ended December 31, 2011, and the first three quarters of the fiscal year ended December 31, 2012 and each of the quarterly periods in the fiscal year ended December 31, 2011, respectively.
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
Other Restatement Adjustments
Since our determination to restate previously issued financial statements constituted an event of default under the terms of our credit facility, the bank had the right to require immediate payment of the outstanding borrowings. As a result restatement adjustments were recorded to reclassify the amounts outstanding under the credit facility from long-term debt to current liabilities as of each respective balance sheet date. In addition, an insignificant amount of debt issuance costs were reclassified from a long-term asset to a short-term asset, consistent with the classification of the related debt. In June 2013, we entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies to call our outstanding debt under the credit facility in connection with the events of default for a period terminating on the earlier of September 30, 2013 or the occurrence of any additional events of default.

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
The restatement adjustments did not impact our previously reported tax provision or benefit in any of the affected periods, other than a $54,000 decrease in the income tax provision for the quarter ended September 30, 2012, as all of the restatement adjustments were related to our U.S. operations, for which we have significant net operating loss carryforwards and have not recorded an income tax expense or benefit in any period to date. However, the restatement adjustments did impact the composition of our deferred tax assets and liabilities as of December 31, 2011 as presented in Note 10, Income Taxes, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Three Months Ended March 31, 2013

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Off Balance Sheet Arrangements
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
Our primary objective is to grow revenue and profit margins by creating and satisfying demand for ultracapacitor-based energy storage and power delivery solutions. We are focusing on establishing and expanding market opportunities for ultracapacitors and being the preferred supplier for ultracapacitor products worldwide. We believe that the transportation industry represents the largest market opportunity for ultracapacitors, primarily for applications related to engine starting, electrical system augmentation, and braking energy recuperation and hybrid electric drive systems for transit buses, trucks and autos, and electric rail vehicles. Backup power and power quality applications, including instantly available power for uninterruptible power supply systems and stabilizing the output of renewable energy generation systems may also represent significant market opportunities.
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
In the first quarter of 2013, revenues were $47.7 million, representing an increase of 33% compared with the same period one year ago. This revenue growth is primarily attributable to growth in sales of our ultracapacitor products, for which revenue increased by 82% to $33.8 million in the first quarter of 2013 compared with $18.6 million in the first quarter of 2012. This increase in the growth rate for sales of our ultracapacitor products is primarily attributable to increased demand in the two primary markets into which we currently sell our products, the hybrid transit vehicle and wind energy markets.

Revenues for our high voltage products were relatively stable in the first quarter of 2013 compared with the same period in the prior year at $11.8 million, while revenues for our microelectronics products, which often vary widely, quarter to quarter, were $2.1 million for the first quarter of 2013 compared with $5.5 million for the same period in 2012. Overall gross profit margin during the quarter decreased to 38% compared with 42% in the first quarter of 2012, primarily due to significantly higher sales of lower margin ultracapacitor products and lower sales of high-margin microelectronic products in the current first quarter. Operating expenses in the first quarter of 2013 were 37% of revenue, compared with 43% of revenue in the same period one year ago.
As of March 31, 2013, we had cash and cash equivalents of $34.1 million. Management believes that this available cash balance, combined with cash we expect to generate from operations, will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months.
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
Highlights of Three Months Ended March 31, 2013
During the three months ended March 31, 2013, we continued to focus on introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes. One of these efforts is described below:

•
In March, we demonstrated our ultracapacitor-based Engine Start Module for class 4 to 8 trucks, at the Mid-America Trucking Show at the Kentucky Expo Center, which delivers the quick-burst power big engines need to crank in extreme weather, down to minus 104 degrees Fahrenheit. The ultracapacitor module, which is being evaluated by more than 20 truck fleets, delivers power for hundreds of thousands reliable starts, and in most cases, will outlast the vehicle itself.

Results of Operations
The First Quarter of 2013 Compared with the First Quarter of 2012
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended
	March 31,
	2013	2012
Revenue	100%	100%
Cost of revenue	62%	58%
Gross profit	38%	42%
Operating expenses:
Selling, general and administrative	24%	27%
Research and development	13%	16%
Total operating expenses	37%	43%
Income from operations	1%	(1)%
Interest expense, net	—%	—%
Income from operations before income taxes	1%	(1)%
Income tax provision	2%	2%
Net income	(1)%	(3)%
Net loss reported for the three months ended March 31, 2013 was $278,000, or $0.01 per diluted share, compared with a net loss of $952,000, or $0.03 per diluted share, in the same quarter one year ago. Revenue for the three months ended March 31, 2013 compared with the same period of the prior year increased by 33%. We were able to reduce operating expenses as a percentage of revenue, which were 37% of revenue in the current quarter, down from 43% in the same quarter of the prior year.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended March 31, 2013 and 2012 (in thousands, except percentages):

			Quarter Ended
	Quarter Ended		March 31, 2012
	March 31, 2013		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$47,748	100%	$35,804	100%	$11,944	33%
Cost of revenue	29,518	62%	20,647	58%	8,871	43%
Gross profit	$18,230	38%	$15,157	42%	$3,073	20%
Revenue. In the first quarter of 2013, revenue increased 33% to $47.7 million, compared with $35.8 million in the same quarter one year ago. The increase in revenue was influenced primarily by higher revenues for our ultracapacitor product line which increased by 82% compared with the same period in the prior year, mainly due to sales growth in the hybrid transit bus market.
Revenues for our high voltage products were relatively stable for the first quarter of 2013 compared with the same period in the prior year at $11.8 million, while revenues for our microelectronics products, which tend to be volatile, decreased by $3.4 million for the first quarter of 2013 with total revenues of $2.1 million.
Beginning in the fourth quarter of the year ended December 31, 2011, for sales to three distributors, we began recognizing revenue upon collection of the sales price, rather than upon shipment, due to certain arrangements with these distributors related to payment terms on sales. In addition, for one distributor, also beginning in the fourth quarter of the year ended December 31, 2011, due to return rights and profit margin protection given to the distributor, we began deferring revenue on all sales until such time as the the distributor confirms with us that they are not entitled to any further returns or credits. As a result of these arrangements and other less significant arrangements requiring the deferral of revenue, for the quarter ended March 31, 2013, we deferred revenue recognition on $4.0 million in sales, and recognized $4.7 million of previously deferred revenue as revenue during the year. For the quarter ended ended March 31, 2012, we deferred revenue recognition on $5.2 million in sales, and recognized $2.6 million of previously deferred revenue as revenue during the year.

Related to the one distributor that was given return rights and profit margin protection for which we have deferred revenue on all sales beginning in the fourth quarter of the year ended December 31, 2011, this revenue will remain deferred until such time as the distributor confirms with us that they are not entitled to any further returns or credits. At such time as this determination is made, which is currently anticipated to occur in the second half of the fiscal year 2013, previous sales for which revenue has been deferred, net of any credits or returns that may be made by the distributor, will be recognized as revenue. As of March 31, 2013, cumulative sales to this distributor for which revenue has not yet been recognized is $6.7 million.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the quarter ended March 31, 2013 compared with the same period one year ago, revenue was negatively impacted by $235,000.
Gross Profit. In the first quarter of 2013, gross profit increased $3.1 million or 20% compared with the first quarter of 2012. As a percentage of revenue, gross profit margin decreased to 38% compared with 42% in the same quarter one year ago. The decline in gross profit in absolute dollars was due to sales mix, where a higher proportion of our overall sales volume was related to our ultracapacitor products, which earn lower margins than our other product lines. Of the increase in gross profit in absolute dollars, $2.7 million related to an increase in the volume of sales and $650,000 was due to a gain related to the partial recovery of a past legal settlement with a customer, which was recorded as revenue. Offsetting these increases was a decrease in gross profit in absolute dollars of $116,000 due to net increases in product costs for our microelectronics product line associated with lower utilization of production capacity, and $134,000 related to the impact of changes in foreign currency exchange rates, primarily changes between the Swiss Franc and the U.S. Dollar.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the first quarter of 2013 and 2012 (in thousands, except percentages):

Quarter Ended
	Quarter Ended		March 31, 2012
	March 31, 2013		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Selling, general and administrative	$11,502	24%	$9,788	27%	$1,714	18%
Selling, general and administrative expenses were 24% of revenue for the first quarter of 2013, down from 27% in the same quarter one year ago, while total expenses increased by $1.7 million, or 18%. The increase in absolute dollars was driven by increases in legal fees of $1.1 million and audit and tax fees of $667,000, primarily as a result of the audit committee's investigation, our internal review and the restatement of previously issued financial statements (see Note 2, Restatement of Previously Issued Financial Statements, of the Notes to the Financial Statements). Offsetting these increases, stock-based compensation expense decreased by $430,000, primarily due to expense incurred in 2012 related to the termination of our previous chief operating officer.
Research and Development Expense
The following table presents research and development expense for the first quarter of 2013 and 2012 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	March 31, 2013		March 31, 2012
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$6,023	13%	$5,570	16%	$453	8%
Research and development expenses were 13% of revenue for the first quarter of 2012, down from 16% in the same quarter one year ago, while total expenses increased by $453,000, or 8%. The increase in absolute dollars was primarily driven by a $217,000 increase in facilities costs due to continued expansion of our research and development facilities. In addition, costs for supplies and tools increased by $184,000 related to development projects partially funded by the government.
Provision for Income Taxes

The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded an income tax provision of $924,000 for the first quarter of 2013 compared with $714,000 for the same quarter in 2012. This provision is primarily related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through March 31, 2013. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Total cash provided by (used in):
Operating activities	$8,966	$(11,807)
Investing activities	(2,026)	(4,057)
Financing activities	(29)	16,294
Effect of exchange rate changes on cash and cash equivalents	(1,526)	909
Increase in cash and cash equivalents	$5,385	$1,339
Net cash provided by operating activities was $9.0 million for the three months ended March 31, 2013. Net cash provided by operating activities primarily resulted from an increase in accounts payable and accrued liabilities and other long-term liabilities of $5.6 million. The increase in accounts payable and accrued liabilities and other long-term liabilities was primarily due to $7.9 million of payments from customers on net sales for which revenue has been deferred and is included in "accounts payable and accrued liabilities", offset by $2.3 million in a settlement payment to the DOJ in the first quarter of 2013 related to the Foreign Corrupt Practices Act matter. Net cash used in operating activities was $11.8 million for the three months ended March 31, 2012, which related primarily to increases in inventories and accounts receivable associated with growth in our business, and a decrease in accounts payable and accrued liabilities primarily associated with $5.5 million in settlement payments to the SEC and DOJ during the three months ended March 31, 2012 related to the Foreign Corrupt Practices Act matter.
Net cash used in investing activities was $2.0 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively, and related to capital expenditures. Capital expenditures in the three months ended March 31, 2013 and 2012 were primarily focused on investments in increased production capacity, including equipment for our new manufacturing facility in Peoria, Arizona, and our corporate research and development facility in San Diego, California.
Net cash used in financing activities was $29,000 for the three months ended March 31, 2013, and net cash provided by financing activities was $16.3 million for the three months ended March 31, 2012, respectively. Net cash provided by financing activities in the three months ended March 31, 2012 primarily resulted from net proceeds from the sale of common stock of $10.3 million, net borrowings of $5.0 million and proceeds from the issuance of common stock under our stock-based compensation plans of $1.3 million.
Liquidity
As of March 31, 2013, we had approximately $34.1 million in cash and cash equivalents, and working capital of $57.1 million. Although we have a credit facility providing for a $15.0 million line of credit which has not been drawn upon to date, based on the events of default discussed below as a result of our restatement of previously issued financial statements, the bank's obligation to extend any further credit has ceased and terminated. As of March 31, 2013, we owed $3.6 million under the equipment term loan provided by the same credit facility. In June 2013, we entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies to call our outstanding debt under the credit  agreement in connection with the events of default for a specified period of time.

In April 2011, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. During the quarter ended March 31, 2012, we sold a total of 572,510 shares of our common stock for net proceeds of $10.3 million pursuant an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Citadel Securities LLC (“Citadel”) dated February 2012. Since then we have not sold any further shares under this program. As a result of the restatement of previously issued financial statements as discussed in Note 2 to our consolidated financial statements in this report, we are no longer in compliance with the ongoing eligibility requirements of this shelf registration statement on Form S-3. Therefore, the shelf registration statement is no longer effective and no further securities may be issued pursuant to this registration statement.
Management believes that the cash we expect to generate from operations, combined with available cash balances, will be sufficient to fund our operations, obligations as they become due, and capital equipment expenditures for at least the next twelve months. In addition, we may choose to issue additional debt or equity to supplement our existing cash balances and cash from operating activities.
As of March 31, 2013, we have an accrual of 561,000 Euro ($719,000 as of March 31, 2013) for the remaining consideration due as a result of settlement of a past customer dispute, which is available to the customer as a discount on purchases of our products through December 31, 2014. Any balance of this original, non-cash settlement value of 1.3 million Euro not used as product discount by December 31, 2014 will be payable in cash at that time.
As of March 31, 2013, the amount of cash and short-term investments held by foreign subsidiaries was $10.6 million. If these funds are needed for our operations in the U.S. in the future, we may be required to in the future, we may be required to accrue and pay taxes to repatriate these funds at a rate of approximately 5%.
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
As a result of the restatement of prior period financial statements, as such financial information was previously submitted to the bank has since proven to be materially incorrect, we were in default with respect to the terms of the credit agreement beginning in the fourth quarter of 2011. In addition, as a result of the restatement of these prior period financial statements, we were not in compliance with the financial covenant pertaining to the annual minimum net income target for the fiscal year ended December 31, 2011. Although, we did meet the financial covenants of the credit agreement in all other periods since the Credit Facility was entered into, including as of December 31, 2012, these violations represent events of default under the terms of the Credit Facility, and as a result of this noncompliance, the bank's obligation to extend any further credit has ceased and terminated.
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
As of March 31, 2013, $3.6 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of March 31, 2013). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of March 31, 2013, no amounts were outstanding under the Revolving Line of Credit. Further, as of March 31, 2013, we were not eligible to borrow any additional amounts under the Credit Facility, as a result of the events of default discussed above.
Short-term and Long-term Borrowings
Short-term borrowings
Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.2 million as of March 31, 2013) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 2.1%. Borrowings under the short-term loan agreement are unsecured and as of March 31, 2013 and December 31, 2012, the full amount of the loan was drawn.
Maxwell SA also has a 2.0 million Swiss Franc-denominated (approximately $2.1 million as of March 31, 2013) credit agreement with a Swiss bank, which renews annually and bears interest at 2.4%. Borrowings under the credit agreement are unsecured and as of March 31, 2013 and December 31, 2012, the full amount available under the credit line was drawn.
Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of March 31, 2013) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of March 31, 2013 and December 31, 2012, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.
Long-term borrowings
The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 2.0% to 5.1%. At March 31, 2013 and December 31, 2012, $158,000 and $159,000, respectively, was outstanding under these financing agreements.
Critical Accounting Policies and Estimates
We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2012.
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
Foreign Currency Risk
Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. We enter into these foreign currency forward contracts on the last business day of each calendar quarter, therefore, as of March 31, 2013, the impact of any theoretical change in foreign currency exchange rates on the hedged monetary assets and liabilities would be equally offset by the theoretical gains and losses on the foreign currency forward contracts. In addition, our Swiss pension plan maintains certain plan investments in the Euro currency and changes in currency rates impact the reported amount of our net pension asset.
Fair Value Risk
We had a net pension asset of $6.9 million and $6.9 million at March 31, 2013 and December 31, 2012, respectively. As of the last fair value measurement date of December 31, 2012, the net pension asset included plan assets with a fair value of $36.9 million. The plan assets consisted of 35% equity securities, 21% debt securities, 39% real estate and 5% of other investments. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. We manage our risk by having a diversified portfolio.

Item 4.	Controls and Procedures
Background
As discussed in Note 2, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in Part I—Item 1, Financial Statements, the Audit Committee in consultation with management and the Board of Directors, in March 2013, concluded that the Company’s previously issued financial statements for the fiscal year ended December 31, 2011 and the first three quarters of fiscal year 2012 should no longer be relied upon. Accordingly, the Company restated its previously issued financial statements for those periods within its annual report on Form 10-K for the year ended December 31, 2012. See Note 2, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in Part I—Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background on the Restatement, and and Supplementary Data.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, because of the material weaknesses in internal control over financial reporting discussed below.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which are incorporated herein by reference.
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

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	August 1, 2013	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date:	August 1, 2013	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer, Treasurer and Secretary