Form 10-Q
period 2013-06-30
MAXWELL TECHNOLOGIES INC
filed 2013-08-01
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2013
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
For the quarter ended June 30, 2013

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
In addition, operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2013.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$34,571	$28,739
Restricted cash	4,050	—
Trade and other accounts receivable, net of allowance for doubtful accounts of $140 and $157 at June 30, 2013 and December 31, 2012, respectively	35,217	33,420
Inventories	39,435	41,620
Prepaid expenses and other current assets	3,443	3,228
Total current assets	116,716	107,007
Property and equipment, net	39,519	36,235
Intangible assets, net	484	669
Goodwill	24,710	25,416
Pension asset	7,179	6,939
Other non-current assets	216	206
Total assets	$188,824	$176,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,635	$27,181
Accrued warranty	176	269
Accrued employee compensation	7,253	4,743
Deferred revenue	8,906	6,408
Short-term borrowings and current portion of long-term debt	8,573	9,452
Deferred tax liability	980	980
Total current liabilities	58,523	49,033
Deferred tax liability, long-term	1,368	1,384
Long-term debt, excluding current portion	75	83
Other long-term liabilities	950	1,039
Total liabilities	60,916	51,539
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,535 and 29,162 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,951	2,913
Additional paid-in capital	269,726	267,623
Accumulated deficit	(155,007)	(158,134)
Accumulated other comprehensive income	10,238	12,531
Total stockholders’ equity	127,908	124,933
Total liabilities and stockholders’ equity	$188,824	$176,472
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2012		2012
	2013	(Restated)	2013	(Restated)
Revenue	$55,610	$36,238	$103,358	$72,042
Cost of revenue	34,034	21,714	63,552	42,361
Gross profit	21,576	14,524	39,806	29,681
Operating expenses:
Selling, general and administrative	11,988	8,409	23,490	18,197
Research and development	5,378	5,294	11,401	10,864
Total operating expenses	17,366	13,703	34,891	29,061
Income from operations	4,210	821	4,915	620
Interest expense, net	(41)	(56)	(85)	(82)
Amortization of debt discount and prepaid debt costs	(15)	(15)	(30)	(26)
Income from operations before income taxes	4,154	750	4,800	512
Income tax provision	749	719	1,673	1,433
Net income (loss)	$3,405	$31	$3,127	$(921)
Net income (loss) per share:
Basic	0.12	—	0.11	(0.03)
Diluted	0.12	—	0.11	(0.03)
Weighted average common shares outstanding:
Basic	28,858	28,672	28,842	28,397
Diluted	28,860	28,780	28,859	28,397
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2012		2012
	2013	(Restated)	2013	(Restated)
Net income (loss)	$3,405	$31	$3,127	$(921)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	424	(3,347)	(2,420)	(894)
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax benefit of $7 and $8 for the three months ended June 30, 2013 and 2012, respectively; net of tax benefit of $14 and $16 for the six months ended June 30, 2013 and 2012, respectively	54	46	109	92
Amortization of prior service cost, net of tax benefit of $2 for both the three months ended June 30, 2013 and 2012; net of tax benefit of $4 for both the six months ended June 30, 2013 and 2012	9	9	18	18
Other comprehensive income (loss), net of tax	487	(3,292)	(2,293)	(784)
Comprehensive income (loss)	$3,892	$(3,261)	$834	$(1,705)
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
		2012
	2013	(Restated)
OPERATING ACTIVITIES:
Net income (loss)	$3,127	$(921)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,228	3,394
Amortization of intangible assets	182	254
Amortization of debt discount and prepaid debt costs	30	26
Pension cost	9	91
Stock-based compensation expense	1,904	2,057
Recovery of losses on accounts receivable	(17)	(235)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(2,152)	(6,263)
Inventories	2,043	(7,852)
Prepaid expenses and other assets	(267)	(169)
Accounts payable and accrued liabilities and deferred revenue	6,934	(1,556)
Accrued employee compensation	2,538	(604)
Deferred tax liability, long term	(16)	19
Other long-term liabilities	(65)	(2,275)
Net cash provided by (used in) operating activities	18,478	(14,034)
INVESTING ACTIVITIES:
Purchases of property and equipment	(6,527)	(8,288)
Restricted cash	(2,300)	—
Net cash used in investing activities	(8,827)	(8,288)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(4,060)	(3,363)
Proceeds from long-term and short-term borrowings	3,318	8,161
Proceeds from sale of common stock, net of offering costs	—	10,283
Repurchase of shares	(44)	(319)
Proceeds from issuance of common stock under equity compensation plans	281	1,393
Restricted cash - compensating balance	(1,750)	—
Net cash (used in) provided by financing activities	(2,255)	16,155
Increase (decrease) in cash and cash equivalents from operations	7,396	(6,167)
Effect of exchange rate changes on cash and cash equivalents	(1,564)	(812)
Increase (decrease) in cash and cash equivalents	5,832	(6,979)
Cash and cash equivalents, beginning of period	28,739	29,289
Cash and cash equivalents, end of period	$34,571	$22,310
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
Restricted Cash
As of June 30, 2013, the Company had restricted cash of $4.1 million.  Restricted cash of $2.3 million relates to a stand-by letter of credit that provides financial assurance the Company will fulfill certain contractual obligations. Restricted cash of $1.8 million represents a compensating balance on deposit with the bank as collateral for outstanding borrowings with the bank. The cash balances are restricted to withdrawal and classified as current assets on the balance sheet because the restrictions are expected to be released not later than one year from the balance sheet date of June 30, 2013.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2012		2012
	2013	(Restated)	2013	(Restated)
Numerator
Net income (loss)	$3,405	$31	$3,127	$(921)
Denominator
Weighted-average common shares outstanding	28,858	28,672	28,842	28,397
Effect of potentially dilutive securities:
Options to purchase common stock	—	85	12	—
Restricted stock awards	2	5	5	—
Restricted stock unit awards	—	—	—	—
Employee stock purchase plan	—	18	—	—
Weighted-average common shares outstanding, assuming dilution	28,860	28,780	28,859	28,397
Net income per share
Basic	$0.12	$—	$0.11	$(0.03)
Diluted	$0.12	$—	$0.11	$(0.03)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Outstanding options to purchase common stock	895	637	807	1,031
Restricted stock awards	428	340	426	429
Restricted stock unit awards	57	21	57	20
Employee stock purchase plan awards	—	—	—	—
Change in Additional Paid in Capital
For the six months ended June 30, 2013, additional paid in capital increased $2.1 million. This increase includes $1.5 million related to proceeds from shares of common stock sold pursuant to the Company’s shelf registration statement, net of offering costs, and $607,000 associated with the Company’s stock-based compensation plans, offset by $41,000 for the repurchase of shares that were withheld by the Company to satisfy employee tax liabilities upon the vesting of restricted stock awards.
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

The restated condensed quarterly consolidated statement of operations for the second quarter of fiscal year 2012 is presented below (in thousands, except per share data):

	Three months ended June 30, 2012
	As previously reported	Restatement Adjustments	Restated
Revenue	$40,856	$(4,618)	$36,238
Cost of revenue	23,876	(2,162)	21,714
Gross profit	16,980	(2,456)	14,524
Operating expenses:
Selling, general and administrative	8,238	171	8,409
Research and development	5,294	—	5,294
Total operating expenses	13,532	171	13,703
Income (loss) from operations	3,448	(2,627)	821
Interest expense, net	(56)	—	(56)
Amortization of debt discount and prepaid debt costs	(15)	—	(15)
Income (loss) from operations before income taxes	3,377	(2,627)	750
Income tax provision	719	—	719
Net income (loss)	$2,658	$(2,627)	$31
Net income (loss) per share:
Basic	$0.09	$(0.09)	$—
Diluted	$0.09	$(0.09)	$—
Weighted average common shares outstanding:
Basic	28,672		28,672
Diluted	28,780		28,780

The restated condensed consolidated statement of operations for the six months ended June 30, 2012 is presented below (in thousands):

	Six months ended June 30, 2012
	As previously reported	Restatement Adjustments	Restated
Revenue	$80,086	$(8,044)	$72,042
Cost of revenue	46,969	(4,608)	42,361
Gross profit	33,117	(3,436)	29,681
Operating expenses:
Selling, general and administrative	17,524	673	18,197
Research and development	10,890	(26)	10,864
Total operating expenses	28,414	647	29,061
Income (loss) from operations	4,703	(4,083)	620
Interest expense, net	(82)	—	(82)
Amortization of debt discount and prepaid debt costs	(26)	—	(26)
Income (loss) from operations before income taxes	4,595	(4,083)	512
Income tax provision	1,433	—	1,433
Net income (loss)	$3,162	$(4,083)	$(921)
Net income (loss) per share:
Basic	$0.11	$(0.14)	$(0.03)
Diluted	$0.11	$(0.14)	$(0.03)
Weighted average common shares outstanding:
Basic	28,397		28,397
Diluted	28,680		28,397

The restated condensed consolidated statement of cash flows for the six months ended June 30, 2012 is presented below (in thousands):

	Six Months Ended June 30, 2012
	As previously reported	Restatement Adjustments	Restated
OPERATING ACTIVITIES:
Net income (loss)	$3,162	$(4,083)	$(921)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,394	—	3,394
Amortization of intangible assets	254	—	254
Amortization of debt discount and prepaid debt costs	26	—	26
Pension cost	91	—	91
Stock-based compensation expense	2,056	1	2,057
Recovery of losses on accounts receivable	(362)	127	(235)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(12,160)	5,897	(6,263)
Inventories	(3,031)	(4,821)	(7,852)
Prepaid expenses and other assets	(32)	(137)	(169)
Accounts payable and accrued liabilities and deferred revenue	(4,672)	3,116	(1,556)
Accrued employee compensation	(504)	(100)	(604)
Deferred tax liability, long term	19	—	19
Other long-term liabilities	(2,275)	—	(2,275)
Net cash used in operating activities	(14,034)	—	(14,034)
INVESTING ACTIVITIES:
Purchases of property and equipment	(8,288)	—	(8,288)
Net cash used in investing activities	(8,288)	—	(8,288)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(3,363)	—	(3,363)
Proceeds from long-term and short-term borrowings	8,161	—	8,161
Proceeds from sale of common stock, net of offering costs	10,283	—	10,283
Repurchase of shares	(319)	—	(319)
Proceeds from issuance of common stock under equity compensation plans	1,393	—	1,393
Net cash provided by financing activities	16,155	—	16,155
Decrease in cash and cash equivalents from operations	(6,167)	—	(6,167)
Effect of exchange rate changes on cash and cash equivalents	(812)	—	(812)
Decrease in cash and cash equivalents	(6,979)	—	(6,979)
Cash and cash equivalents, beginning of period	29,289	—	29,289
Cash and cash equivalents, end of period	$22,310	$—	$22,310

Note 3 – Balance Sheet Details (in thousands)
Inventories

	June 30, 2013	December 31, 2012
		(Restated)
Raw material and purchased parts	$13,424	$13,114
Work-in-process	3,382	1,753
Finished goods	13,140	17,511
Consigned finished goods	9,489	9,242
Total inventories	$39,435	$41,620
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of June 30, 2013
Patents	$2,476	$(2,005)	$—	$471
Developed core technology	1,100	(1,100)	—	—
Patent license agreement	741	(674)	(54)	13
Total intangible assets at June 30, 2013	$4,317	$(3,779)	$(54)	$484

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2012
Patents	$2,476	$(1,903)	$—	$573
Developed core technology	1,100	(1,100)	—	—
Patent license agreement	741	(606)	(39)	96
Total intangible assets at December 31, 2012	$4,317	$(3,609)	$(39)	$669
Goodwill
The change in the carrying amount of goodwill from December 31, 2012 to June 30, 2013 is as follows:

Balance at December 31, 2012	$25,416
Foreign currency translation adjustments	(706)
Balance at June 30, 2013	$24,710
Accrued Warranty

	Six Months Ended
	June 30,
	2013	2012
Beginning balance	$269	$258
Product warranties issued	180	170
Settlement of warranties	(138)	(120)
Change related to preexisting warranties	(132)	(42)
Foreign currency translation adjustments	(3)	(1)
Ending balance	$176	$265

Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations
Balance as of December 31, 2012	$16,376	$(3,845)	$12,531
Other comprehensive loss before reclassification	(2,420)	—	(2,420)
Amounts reclassified from accumulated other comprehensive income (loss)	—	127	127	Selling, General and Administrative Expense
Net other comprehensive income (loss) for three months ended June 30, 2013	(2,420)	127	(2,293)
Balance as of June 30, 2013	$13,956	$(3,718)	$10,238
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
As of June 30, 2013, $3.2 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of June 30, 2013). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of June 30, 2013, no amounts were outstanding under the Revolving Line of Credit. Further, as of December 31, 2012, the Company was not eligible to borrow any additional amounts under the Credit Facility, as a result of the events of default discussed above.

Note 5 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of June 30, 2013, the financial instruments to which this topic applied were foreign currency forward contracts. As of June 30, 2013, the fair value of these foreign currency forward contracts was a liability of $356,000 which is recorded in “accounts payable and accrued liabilities” in the consolidated balance sheet. The fair value of these derivative instruments is measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC.
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
The net gains and losses on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$18	$—	$30	$—
Selling, general and administrative	8	(1,984)	(1,379)	(1,232)
Total gain (loss)	$26	$(1,984)	$(1,349)	$(1,232)
The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$(17)	$(17)	$(25)	$(1)
Selling, general and administrative	(205)	1,993	1,041	1,125
Total gain (loss)	$(222)	$1,976	$1,016	$1,124
As of June 30, 2013, the total notional amount of foreign currency forward contracts not designated as hedges was $33.7 million.
The following table presents gross amounts, amounts offset and net amounts presented in the condensed consolidated balance sheets for the Company's derivative instruments measured at fair value (in thousands):

	June 30,
	2013	2012
Gross amounts of recognized assets (liabilities)	$400	$429
Gross amounts offset in the condensed consolidated balance sheets	44	51
Net amount of recognized asset (liability) presented in the condensed consolidated balance sheets	$356	$378
The Company has the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. For additional information, refer to Note 5 – Fair Value Measurements.

Note 7 – Stock Plans
The Company has two active stock-based compensation plans as of June 30, 2013: the 2004 Employee Stock Purchase Plan and the 2005 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
Stock Options
Compensation expense recognized from employee stock options for the three months ended June 30, 2013 and 2012 was $154,000 and $167,000, respectively, and $331,000 and $712,000 for the six months ended June 30, 2013 and 2012, respectively. Beginning in 2011, the Company ceased granting stock options and began granting restricted stock awards to employees as part of its annual equity incentive award program. However, during the three months ended June 30, 2013, the Company granted 75,000 stock options to its new chief operating officer upon his initial retention. This option vests in equal annual installments over four years from the date of grant. The Company may determine to grant stock options in the future under the Incentive Plan.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2013
Expected dividends	$—	$—
Exercise price	$6.80	6.80
Expected volatility	68.6%	68.6%
Average risk-free interest rate	1.1%	1.1%
Expected life/term (in years)	4.8	4.8
Fair value per share	$3.72	$3.72
Restricted Stock Awards
The Company did not grant any restricted stock awards during the three months ended June 30, 2013. During the three months ended June 30, 2012, the Company issued 1,700 shares, upon granting of restricted stock awards, which had an average grant date fair value per share of $8.90. During the six months ended June 30, 2013 and 2012, the Company issued 305,143 and 251,066 shares, respectively, upon granting of restricted stock awards, which had an average grant date fair value per share of $10.58 and $20.81, respectively. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service-based restricted stock	$621	$368	$1,270	$847
Performance-based restricted stock	25	97	43	160
Total compensation expense recognized for restricted stock awards	$646	$465	$1,313	$1,007
Restricted Stock Units
Beginning in 2011, non-employee directors receive an annual restricted stock unit award as part of their annual retainer compensation, which vests one year from the date of grant. During the three months ended June 30, 2013 and 2012, no restricted stock units were granted. During the six months ended June 30, 2013 and 2012, non-employee directors were granted a total of 56,616 and 20,342 restricted stock units, respectively, with an average grant date fair value per share of $10.51 and $20.65, respectively.
Total compensation expense recognized for service-based restricted stock unit awards was $139,000 and $104,000 during the three months ended June 30, 2013 and 2012, respectively, and $253,000 and $210,000 for the six months ended June 30, 2013 and 2012, respectively.
Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period. In 2013, the Company suspended its ESPP Plan because the registration statement on Form S-8 became ineffective a result of the restatement of the Company's previously issued financial statements (as discussed in Note 2, Restatement of Previously Issued Financial Statements).
ompensation expense recognized for the ESPP for the three months ended June 30, 2013 and 2012 was zero and $34,000, respectively, and zero and $128,000 for the six months ended June 30, 2013 and 2012. During the six months ended June 30, 2013, no shares were issued under the ESPP. The fair value of the ESPP shares was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2012
Expected dividends	$—	$—
Exercise price	16.24	16.24
Expected volatility	63%	63%
Average risk-free interest rate	0.06%	0.06%
Expected life/term (in years)	0.5	0.5
Fair value per share	$5.26	$5.26
Stock-based Compensation Expense
Compensation cost for restricted stock, restricted stock units, employee stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$261	$238	$534	$380
Selling, general and administrative	507	411	1,004	1,374
Research and development	178	121	365	302
Total stock-based compensation expense	$946	$770	$1,903	$2,056
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
As a result of the restatement of our previously issued financial statements contained within this report, the Company is no longer in compliance with the ongoing eligibility requirements of this shelf registration statement on Form S-3, and the shelf registration statement is therefore no longer effective.
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
Components of net periodic pension cost are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$204	$168	$411	$339
Interest cost	124	163	249	329
Expected return on plan assets	(379)	(351)	(762)	(709)
Prior service cost amortization	11	11	22	22
Deferred loss amortization	44	54	89	110
Net periodic pension cost	$4	$45	$9	$91
Employer contributions of $178,000 and $183,000 were paid during the three months ended June 30, 2013 and 2012, respectively. Employer contributions of $361,000 and $370,000 were paid during the six months ended June 30, 2013 and 2012, respectively. Additional employer contributions of approximately $305,000 are expected to be paid during the remainder of fiscal 2013.
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
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Six Months Ended June 30, 2013

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Off Balance Sheet Arrangements
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
In the second quarter of 2013, revenues were $55.6 million, representing an increase of 53% compared with the same period one year ago. This revenue growth is primarily attributable to growth in sales of our ultracapacitor products, for which revenue increased by 101% to $39.3 million in the second quarter of 2013 compared with the second quarter of 2012. This increase in the growth rate for sales of our ultracapacitor products is primarily attributable to increased demand in the two primary markets into which we currently sell our products, the hybrid transit vehicle and wind energy markets.

Revenues for our high voltage products were relatively stable in the second quarter of 2013 as compared with the same period in the prior year at $12.8 million, while revenues for our microelectronics products, which often vary widely, quarter to quarter, were $3.6 million for the second quarter of 2013 compared with $5.0 million for the same period in 2012. Overall gross profit margin during the quarter decreased to 39% compared with 40% in the second quarter of 2012, primarily due to significantly higher sales of lower-margin ultracapacitor products and lower sales of high-margin microelectronic products in the current quarter. Operating expenses in the second quarter of 2013 were 31% of revenue, compared with 38% of revenue in the same period one year ago.
As of June 30, 2013, we had cash and cash equivalents of $34.6 million with an additional $4.1 million in restricted cash for a total of $38.6 million. As of June 30, 2013, we had cash and cash equivalents of $28.7 million. Management believes that this available cash balance, combined with cash we expect to generate from operations, will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months.
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
Highlights of Six Months Ended June 30, 2013
During the six months ended June 30, 2013, we continued to focus on introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes. Some of these efforts are described below:

•
In March, at the Mid-America Trucking Show at the Kentucky Expo Center, we demonstrated our ultracapacitor-based Engine Start Module ("ESM"), which delivers the quick-burst power large diesel engines need to crank in extreme weather, for class 4 to 8 trucks down to minus 40 degrees Fahrenheit. The ESM, which is being evaluated by more than 20 truck fleets, delivers power for hundreds of thousands reliable starts, and in most cases, will outlast the vehicle itself.

•
In April, we announced that we are supplying ultracapacitors for an energy-saving braking energy recuperation system that American Maglev Technology is installing on light rail vehicles operated by the Portland, Oregon area's Tri-County Metropolitan Transportation District.

•
In May, we announced Shanghai ISSON Power Quality Co., Ltd. installed 126 of Maxwell's 125V Heavy Transportation Modules in a power system that operates 26 ship-to-shore cranes for loading and unloading container ships at the Yangshan Deep-Water Port. This installation, one of the largest ultracapacitor installations in the world and the biggest in Asia, stabilizes voltage and smooths the fluctuation of the power output, for the electric cranes, allowing for uninterrupted operations.

•
In June, we announced a collaboration with Soitec on a California Energy Commission-funded, two-phase program to demonstrate the cost and efficiency benefits of combining an ultracapacitor-based energy storage system with Soitec's Concentrix™ CPV technology.

Results of Operations

The Second Quarter of 2013 Compared with the Second Quarter of 2012
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended
	June 30,
		2012
	2013	(Restated)
Revenue	100%	100%
Cost of revenue	61%	60%
Gross profit	39%	40%
Operating expenses:
Selling, general and administrative	22%	23%
Research and development	10%	15%
Total operating expenses	31%	38%
Income from operations	8%	2%
Interest expense, net	1%	—
Income from operations before income taxes	7%	2%
Income tax provision	1%	2%
Net income	6%	—%
Net income reported for the three months ended June 30, 2013 was $3.4 million, or $0.12 per diluted share, compared with $31,000, or $0.00 per diluted share, in the same quarter one year ago. The increase in net income was primarily driven by revenue growth at 53% for the three months ended June 30, 2013 compared with the same period of the prior year, combined with an improvement in operating expenses, which were 31% of revenue in the current quarter, down from 38% in the same quarter of the prior year.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended June 30, 2013 and 2012 (in thousands, except percentages):

			Quarter Ended
	Quarter Ended		June 30, 2012
	June 30, 2013		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$55,610	100%	$36,238	100%	$19,372	53%
Cost of revenue	34,034	61%	21,714	60%	12,320	57%
Gross profit	$21,576	39%	$14,524	40%	$7,052	49%
Revenue. In the second quarter of 2013, revenue increased 53% to $55.6 million, compared with $36.2 million in the same quarter one year ago. The increase in revenue was influenced primarily by higher revenues for our ultracapacitor product line which increased by 101% compared with the same period in the prior year, influenced primarily by significant sales growth in the hybrid transit bus market. Despite this growth, future sales levels for our ultracapacitor products in the hybrid transit bus market are currently uncertain, due to a pending transition in the Chinese government subsidy program for hybrid transit vehicles.
Revenues for our high voltage products increased by $1.1 million for the first quarter of 2013 compared with the same period in the prior year at $12.8 million, while revenues for our microelectronics products, which tend to be volatile, decreased by $1.4 million for the second quarter of 2013 with total revenues of $3.6 million.

Beginning in the fourth quarter of the year ended December 31, 2011, for sales to three distributors, we began recognizing revenue upon collection of the sales price, rather than upon shipment, due to certain arrangements with these distributors related to payment terms on sales. In addition, for one distributor, also beginning in the fourth quarter of the year ended December 31, 2011, due to return rights and profit margin protection given to the distributor, we began deferring revenue on all sales until such time as the distributor confirms with us that they are not entitled to any further returns or credits. As a result of these arrangements and other less significant arrangements requiring the deferral of revenue, for the quarter ended June 30, 2013, we deferred revenue recognition on $7.0 million in sales, and recognized $6.5 million of previously deferred revenue as revenue during the year. For the quarter ended ended June 30, 2012, we deferred revenue recognition on $8.3 millionin sales, and recognized $4.0 million of previously deferred revenue as revenue during the year.
Related to the one distributor that was given return rights and profit margin protection for which we have deferred revenue on all sales beginning in the fourth quarter of the year ended December 31, 2011, this revenue will remain deferred until such time as the distributor confirms with us that they are not entitled to any further returns or credits. At such time as this determination is made, which is currently anticipated to occur in the second half of the fiscal year 2013, previous sales for which revenue has been deferred, net of any credits or returns that may be made by the distributor, will be recognized as revenue. As of June 30, 2013, cumulative sales to this distributor for which revenue has not yet been recognized is $8.2 million.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the quarter ended June 30, 2013 compared with the same period one year ago, revenue was positively impacted by $54,000.
Gross Profit. In the second quarter of 2013, gross profit increased $7.1 million or 49% compared with the second quarter of 2012. As a percentage of revenue, gross profit margin decreased to 39% compared with 40% in the same quarter one year ago. The decline in gross profit in absolute dollars was due to sales mix, where a higher proportion of our overall sales volume is related to our ultracapacitor products, which earn lower margins than our other product lines. Of the increase in gross profit in absolute dollars, $4.5 million related to an increase in the volume of sales and $2.7 million related to net reductions in product costs, primarily for our ultracapacitor large cells and modules. Further, there was an increase of $52,000 in gross profit dollars related to the impact of changes in foreign currency exchange rates, primarily changes between the Swiss Franc and the U.S. Dollar.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the second quarter of 2013 and 2012 (in thousands, except percentages):

Quarter Ended
	Quarter Ended		June 30, 2012
	June 30, 2013		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Selling, general and administrative	$11,988	22%	$8,409	23%	$3,579	43%
Selling, general and administrative expenses were 22% of revenue for the second quarter of 2013, down from 23% in the same quarter one year ago, while total expenses increased by $3.6 million, or 43%. The increase in absolute dollars was primarily driven by increases in legal fees and audit and tax fees of $1.7 million, mainly related to the audit committee's investigation, our internal review and the restatement of previously issued financial statements (see Note 2, Restatement of Previously Issued Financial Statements, of the Notes to the Financial Statements). In addition, there was an increase in labor costs of $787,000 mainly related to the accrual of a payroll tax penalty for personnel working in China, as well as headcount growth and severance benefits provided to a terminated employee. In addition, bonus expense increased by $534,000, as the performance targets under our 2013 bonus program are expected to be achieved to a higher degree compared with 2012. Finally, facilities and information technology expenses increased by $187,000 related to the expansion of our headquarters and retention of more skilled and higher compensated staff.
Research and Development Expense
The following table presents research and development expense for the second quarter of 2013 and 2012 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	June 30, 2013		June 30, 2012
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$5,378	10%	$5,294	15%	$84	2%
Research and development expenses were 10% of revenue for the second quarter of 2013, down from 15% in the same quarter one year ago, while total expenses increased by $84,000. The increase in absolute dollars was primarily driven by a $226,000 increase in facilities costs due to continued expansion of our research and development facilities, and an increase in bonus expense of $172,000, as the performance targets under our 2013 bonus program are expected to be achieved to a higher degree compared with 2012. Offsetting these increases, engineering development expenses decreased by $383,000 primarily related to higher costs incurred in 2012 for the design of the Engine Start Module.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded an income tax provision of $749,000 for the second quarter of 2012 compared with $719,000 for the same quarter in 2012. This provision is primarily related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through June 30, 2013. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
The Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Six Months Ended
	June 30,
		2012
	2013	(Restated)
Revenue	100%	100%
Cost of revenue	61%	59%
Gross profit	39%	41%
Operating expenses:
Selling, general and administrative	23%	25%
Research and development	11%	15%
Total operating expenses	34%	40%
Income from operations	5%	1%
Interest expense, net	—%	—%
Income from operations before income taxes	5%	1%
Income tax provision	2%	2%
Net income	3%	(1)%
Net income reported for the six months ended June 30, 2013 was $3.4 million, or $0.11 per diluted share, compared with a net loss $921,000, or $0.03 per diluted share, in the same period one year ago. The increase in net income was primarily driven by revenue growth for the six months ended June 30, 2013 compared with the same period of the prior year, combined with an improvement in operating expenses, which were 34% of revenue in the current period, down from 40% in the same period of the prior year.
Revenue and Gross Profit

The following table presents a comparison of revenue, cost of revenue and gross profit for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

			Six Months Ended
	Six Months Ended		June 30, 2012
	June 30, 2013		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$103,358	100%	$72,042	100%	$31,316	43%
Cost of revenue	63,552	61%	42,361	59%	21,191	50%
Gross profit	$39,806	39%	$29,681	41%	$10,125	34%
Revenue. In the six months ended June 30, 2013, revenue increased 43% to $103.4 million, compared with $72.0 million in the same period one year ago. The increase in revenue was influenced primarily by higher revenues for our ultracapacitor product line which increased by 48% compared with the same period in the prior year, influenced mainly by significant sales growth in the hybrid transit bus market. Despite this growth, future sales levels for our ultracapacitor products in the hybrid transit bus market are currently uncertain, due to a pending transition in the Chinese government subsidy program for hybrid transit vehicles.
Revenues for our high voltage products increased by $1.3 million for the first six months of 2013 compared with the same period in the prior year at $24.6 million, while revenues for our microelectronics products, which tend to be volatile, decreased by $4.8 million for the six months ended June 30, 2013 with total revenues of $5.7 million.
Beginning in the fourth quarter of the year ended December 31, 2011, for sales to three distributors, we began recognizing revenue upon collection of the sales price, rather than upon shipment, due to certain arrangements with these distributors related to payment terms on sales. In addition, for one distributor, also beginning in the fourth quarter of the year ended December 31, 2011, due to return rights and profit margin protection given to the distributor, we began deferring revenue on all sales until such time as the distributor confirms with us that they are not entitled to any further returns or credits. As a result of these arrangements and other less significant arrangements requiring the deferral of revenue, for the six months ended June 30, 2013, we deferred revenue recognition on $11.0 million in sales, and recognized $11.2 million of previously deferred revenue as revenue during the year. For the six months ended ended June 30, 2012, we deferred revenue recognition on $13.4 million in sales, and recognized$6.6 million of previously deferred revenue as revenue during the year.
Related to the one distributor that was given return rights and profit margin protection for which we have deferred revenue on all sales beginning in the fourth quarter of the year ended December 31, 2011, this revenue will remain deferred until such time as the distributor confirms with us that they are not entitled to any further returns or credits. At such time as this determination is made, which is currently anticipated to occur in the second half of the fiscal year 2013, previous sales for which revenue has been deferred, net of any credits or returns that may be made by the distributor, will be recognized as revenue. As of June 30, 2013, cumulative sales to this distributor for which revenue has not yet been recognized is $8.2 million.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the six months ended June 30, 2013 compared with the same period one year ago, revenue was negatively impacted by $181,000.
Gross Profit. During the six months ended June 30, 2013, gross profit increased $10.1 million or 34% compared with the same period in 2012. As a percentage of revenue, gross profit margin decreased to 39% compared with 41% in the same period one year ago. The decline in gross profit in absolute dollars was due to sales mix, where a higher proportion of our overall sales volume was related to our ultracapacitor products, which earn lower margins than our other product lines. Of the increase in gross profit in absolute dollars, $7.0 million related to an increase in the volume of sales and $650,000 was due to a gain related to the partial recovery of a past legal settlement with a customer, which was recorded as revenue. In addition, there was an increase in gross profit in absolute dollars of $2.5 million due to net reductions in product costs for both our ultracapacitor and high voltage product lines. Offsetting these increases was a decrease of $82,000 related to the impact of changes in foreign currency exchange rates, primarily due to changes between the Swiss Franc and the U.S. Dollar.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the first six months ended June 30, 2013 and 2012 (in thousands, except percentages):

Six Months Ended
	Six Months Ended		June 30, 2012
	June 30, 2013		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Selling, general and administrative	$23,490	23%	$18,197	25%	$5,293	29%
Selling, general and administrative expenses were 23% of revenue for the six months ended June 30, 2013, down from 25% in the same period one year ago, while total expenses increased by $5.3 million, or 29%. The increase in absolute dollars was driven by an increase in legal expenses of $2.5 million, an increase in audit and tax fees of $1.5 million, and an increase of $520,000 in consulting expenses, mainly related to the audit committee's investigation, our internal review and the restatement of previously issued financial statements (see Note 2, Restatement of Previously Issued Financial Statements, of the Notes to the Financial Statements). In addition, bonus expense increased by $699,000, as the performance targets under our 2013 bonus program are expected to be achieved to a higher degree compared with 2012.
Research and Development Expense
The following table presents research and development expense for the six months ended June 30, 2013 and 2012 (in thousands, except percentages):

Six Months Ended
	Six Months Ended		June 30, 2012
	June 30, 2013		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$11,401	11%	$10,864	15%	$537	5%
Research and development expenses were 11% of revenue for the six months ended June 30, 2013, down from 15% in the same period one year ago, while total expenses increased by $537,000, or 5%. The increase in absolute dollars was primarily driven by an increase in facility costs of $444,000 due to continued expansion of our research and development facilities, and an increase in bonus expense of $238,000, as the performance targets under our 2013 bonus program are expected to be achieved to a higher degree compared with 2012.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded an income tax provision of $1.7 million for the six months ended June 30, 2013 compared with $1.4 million for the same period in 2012. This provision is primarily related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through June 30, 2013. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Total cash provided by (used in):
Operating activities	$18,478	$(14,034)
Investing activities	(8,827)	(8,288)
Financing activities	(2,255)	16,155
Effect of exchange rate changes on cash and cash equivalents	(1,564)	(812)
Increase (decrease) in cash and cash equivalents	$5,832	$(6,979)
Net cash provided by operating activities was $18.5 million for the six months ended June 30, 2013. Operating cash flows related primarily to net income of $3.1 million, an increase in accounts payable and accrued liabilities and other long-term liabilities of $6.9 million, and a decrease in inventory levels of $2.0 million. The increase in accounts payable and accrued liabilities and other long-term liabilities was primarily due to $8.9 million of payments from customers on net sales for which revenue has been deferred and is included in "accounts payable and accrued liabilities". The decrease in inventory levels was primarily due to an increase in customer demand during the second quarter of 2013. Net cash used in operating activities was $14.0 million for the six months ended June 30, 2012, which related primarily to a decrease in accounts receivable and an increase in inventories primarily related to the deferral of revenue recognition related to restatement adjustments.
Net cash used in investing activities was $8.8 million and $8.3 million for the six months ended June 30, 2013 and 2012, respectively, and related to capital expenditures. Capital expenditures in the six months ended June 30, 2013 were primarily focused on investments in increased production capacity, including equipment for our new manufacturing facility in Peoria, Arizona, and our corporate research and development facility in San Diego, California. In addition, we had an increase in restricted cash of $2.3 million related to a stand by letter of credit that provides financial assurance for contractual obligations. In 2012, capital expenditures were primarily focused on investments in our corporate research and development facility, information technology infrastructure and increased production capacity.
Net cash used in financing activities was $2.3 million for the six months ended June 30, 2013, compared with $16.2 million provided by financing activities for the same period in 2012. Net cash used in financing activities in the six months ended June 30, 2013 primarily resulted from net payments on long term and short term borrowings of $742,000, and an increase in restricted cash of $1.8 million related to a compensating balance with the bank as collateral for the forbearance agreement. Net cash provided by financing activities in the six months ended June 30, 2012 primarily resulted from the sale of common stock of $10.3 million, net borrowings of $4.8 million and proceeds from the issuance of common stock under our stock-based compensation plans of $1.4 million.
Liquidity
As of June 30, 2013, we had approximately $34.6 million in cash and cash equivalents with an additional $4.1 million in restricted cash for a total of $38.6 million, and working capital of $58.2 million. Although we have a credit facility providing for a $15.0 million line of credit which has not been drawn upon to date, based on the events of default discussed below as a result of our restatement of previously issued financial statements, the bank's obligation to extend any further credit has ceased and terminated. We currently owe $3.2 million under the equipment term loan provided by the same credit facility. In June 2013, we entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies to call our outstanding debt under the credit agreement in connection with the events of default for a specified period of time.
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

As of June 30, 2013, we have an accrual of 473,000 Euro ($615,000 as of June 30, 2013) for the remaining consideration due as a result of settlement of a past customer dispute, which is available to the customer as a discount on purchases of our products through December 31, 2014. Any balance of this original, non-cash settlement value of 1.3 million Euro not used as product discount by December 31, 2014 will be payable in cash at that time.
As of June 30, 2013, the amount of cash and short-term investments held by foreign subsidiaries was $16.7 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay taxes to repatriate these funds at a rate of approximately 5%.
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
As of June 30, 2013, $3.2 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of June 30, 2013). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of December 31, 2012, no amounts were outstanding under the Revolving Line of Credit. Further, as of December 31, 2012, we were not eligible to borrow any additional amounts under the Credit Facility, as a result of the events of default discussed above.
Short-term and Long-term Borrowings
Short-term borrowings
Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.2 million as of June 30, 2013) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 2.1%. Borrowings under the short-term loan agreement are unsecured and as of June 30, 2013 and December 31, 2012, the full amount of the loan was drawn.
Maxwell SA also has a 2.0 million Swiss Franc-denominated (approximately $2.1 million as of June 30, 2013) credit agreement with a Swiss bank, which renews annually and bears interest at 2.4%. Borrowings under the credit agreement are unsecured and as of June 30, 2013 and December 31, 2012, the full amount available under the credit line was drawn.
Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of June 30, 2013) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of June 30, 2013 and December 31, 2012, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.
Long-term borrowings
The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 1.9% to 5.1%. At June 30, 2013 and December 31, 2012, $141,000 and $159,000, respectively, was outstanding under these financing agreements.
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
Foreign Currency Risk
Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. We enter into these foreign currency forward contracts on the last business day of each calendar quarter, therefore, as of June 30, 2013, the impact of any theoretical change in foreign currency exchange rates on the hedged monetary assets and liabilities would be equally offset by the theoretical gains and losses on the foreign currency forward contracts. In addition, our Swiss pension plan maintains certain plan investments in the Euro currency and changes in currency rates impact the reported amount of our net pension asset.
Fair Value Risk
We had a net pension asset of $7.2 million and $6.9 million at June 30, 2013 and December 31, 2012, respectively. As of the last fair value measurement date of December 31, 2012, the net pension asset included plan assets with a fair value of $36.9 million. The plan assets consisted of 35% equity securities, 21% debt securities, 39% real estate and 5% of other investments. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. We manage our risk by having a diversified portfolio.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2, 3, and 4 are not applicable and have been omitted

Item 5.     Other Information
We entered into a Forbearance Agreement with Wells Fargo Bank, National Association, on June 17, 2013, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1. The discussion set forth in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility, is incorporated herein by reference and qualified in its entirety by reference to the Forbearance Agreement.

Item 6.	Exhibits

10.1	Wells Fargo Forbearance Agreement *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

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