Form 10-Q/A
period 2012-09-30
MAXWELL TECHNOLOGIES INC
filed 2013-08-14
CIK 319815

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

Explanatory Note

We ("Maxwell Technologies, Inc.", the "Company") are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Amended Filing”) for the quarter ended September 30, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2012 (the “Original Filing”), to amend and restate our unaudited financial statements and related disclosures for the periods ended September 30, 2012 and 2011 and amend certain other information as indicated below. This Amended Filing is filed following the restatement of our financial statements for the first three quarters of the fiscal year ended December 31, 2012, for the fiscal year ended December 31, 2011, and for each of the interim periods within the fiscal year ended December 31, 2011, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on August 1, 2013, for purposes of maintaining compliance with certain rules of the SEC that require an issuer to have filed all required reports (including amendments to reports) during the preceding 12 months. The information in this Amended Filing regarding the restatement for the periods ended September 30, 2012 and 2011 is consistent with the information in the 2012 Form 10-K regarding the restatement of those periods. The details of the restatement are discussed below and in Note 2 to the accompanying restated consolidated financial statements.
In this Amended Filing, we are:

•
restating our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, our Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and the Notes to our Condensed Consolidated Financial Statements;

•	amending our Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, as it relates to the three and nine months ended September 30, 2012 and 2011; and

•	amending our Part I, Item 4, disclosure regarding Controls and Procedures.
Unless required as a result of the restatement, we have not otherwise updated or amended the information in this Amended Filing.
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
As a result of the Audit Committee's investigation, certain employees were terminated and the Company's Sr. Vice President of Sales and Marketing resigned as reported in the Company's current report on Form 8-K dated March 7, 2013. In connection with the errors identified during the investigation resulting in the restatement of previously reported financial statements, the Company identified control deficiencies in its internal control over financial reporting that constitute material weaknesses. For a discussion of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q/A.
The Company's previously filed annual report on Form 10-K for the fiscal year ended December 31, 2011, and its quarterly reports on Form 10-Q for the periods affected by the restatements, have not been amended, other than this amended quarterly report on Form 10-Q for the quarter ended September 30, 2012. Accordingly, investors should no longer rely upon the Company's previously released financial statements for any quarterly or annual periods after and including March 31, 2011, and any earnings releases or other communications relating to these periods. See Note 2, Restatement of Previously Issued Financial Statements and Financial Information, and Note 15, Unaudited Quarterly Financial Information, of the Notes to the Consolidated Financial Statements, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for the impact of these adjustments for the full fiscal year ended December 31, 2011, and the first three quarters of the fiscal year ended December 31, 2012 and each of the quarterly periods in the fiscal year ended December 31, 2011, respectively.

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
In addition to the adjustments to revenue, accounts receivable, inventory and cost of revenue, inventory reserve balances and cost of revenue were adjusted in relation to the adjustments to inventory discussed above, in order to reflect inventory ultimately recorded on our balance sheets at its lower of cost or market value.

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
For the impact of the restatement adjustments on our financial statements for the three and nine months ended September 30, 2012, and 2011, see Note 2, Restatement of Previously Issued Financial Statements and Financial Information.

PART I – Financial Information

Item 1.	Financial Statements
The following restated condensed consolidated balance sheet as of December 31, 2011, which has been derived from restated audited financial statements, and the restated unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
The following restated condensed consolidated balance sheet as of December 31, 2011, which has been derived from restated audited financial statements, does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In addition, the condensed consolidated financial statements for the first three quarters of the fiscal year ended December 31, 2012, for the fiscal year ended December 31, 2011, and for each of the interim periods within the fiscal year ended December 31, 2011, have been restated in the Company's Annual Report on

Form 10-K for the fiscal year ended December 31, 2012. Therefore, it is suggested that these restated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
In addition, operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any subsequent period.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	September 30, 2012	December 31, 2011
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$20,073	$29,289
Trade and other accounts receivable, net of allowance for doubtful accounts of $341 and $450 at September 30, 2012 and December 31, 2011, respectively	38,816	27,973
Inventories	43,802	33,234
Prepaid expenses and other current assets	2,975	3,152
Total current assets	105,666	93,648
Property and equipment, net	35,806	28,541
Intangible assets, net	758	1,111
Goodwill	24,826	24,887
Pension asset	6,945	6,359
Other non-current assets	38	200
Total assets	$174,039	$154,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$31,989	$36,100
Accrued warranty	244	258
Accrued employee compensation	5,025	6,343
Deferred revenue	5,149	1,042
Short-term borrowings and current portion of long-term debt	9,844	5,431
Deferred tax liability	499	499
Total current liabilities	52,750	49,673
Deferred tax liability, long-term	962	933
Long-term debt, excluding current portion	25	68
Other long-term liabilities	699	3,028
Total liabilities	54,436	53,702
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,183 and 28,174 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,915	2,815
Additional paid-in capital	267,069	252,907
Accumulated deficit	(161,000)	(165,308)
Accumulated other comprehensive income	10,619	10,630
Total stockholders’ equity	119,603	101,044
Total liabilities and stockholders’ equity	$174,039	$154,746
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$42,713	$42,030	$114,755	$109,800
Cost of revenue	24,571	25,200	66,932	67,740
Gross profit	18,142	16,830	47,823	42,060
Operating expenses:
Selling, general and administrative	7,342	9,605	25,539	26,759
Research and development	5,084	5,707	15,948	16,976
Total operating expenses	12,426	15,312	41,487	43,735
Income (loss) from operations	5,716	1,518	6,336	(1,675)
Interest expense, net	(56)	(27)	(138)	(88)
Amortization of debt discount and prepaid debt costs	(16)	—	(42)	(55)
Gain on embedded derivatives	—	—	—	1,086
Income (loss) from operations before income taxes	5,644	1,491	6,156	(732)
Income tax provision	416	922	1,849	1,221
Net income (loss)	$5,228	$569	$4,307	$(1,953)
Net income (loss) per share:
Basic	$0.18	$0.02	$0.15	$(0.07)
Diluted	$0.18	$0.02	$0.15	$(0.07)
Weighted average common shares outstanding:
Basic	28,736	27,733	28,511	27,564
Diluted	28,748	28,161	28,695	27,564
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$5,228	$569	$4,307	$(1,953)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	718	(4,399)	(176)	1,661
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax provision of $8 and tax benefit of $117 for the three months ended September 30, 2012 and 2011, respectively; net of tax provision of $24 and tax benefit of $117 for the nine months ended September 30, 2012 and 2011, respectively	45	(34)	138	117
Amortization of prior service cost, net of tax provision of $1 and tax benefit of $18 for the three months ended September 30, 2012 and 2011, respectively; net of tax provision of $5 and tax benefit of $18 for the nine months ended September 30, 2012 and 2011, respectively	10	(6)	27	17
Other comprehensive income (loss), net of tax	773	(4,439)	(11)	1,795
Comprehensive income (loss)	$6,001	$(3,870)	$4,296	$(158)
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(Restated)	(Restated)
OPERATING ACTIVITIES:
Net income (loss)	$4,307	$(1,953)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,104	4,335
Amortization of intangible assets	351	422
Amortization of debt discount and prepaid debt costs	42	55
Gain on embedded derivatives	—	(1,086)
Pension cost	135	186
Stock-based compensation expense	2,561	2,440
Provision for (recovery of) losses on accounts receivable	(110)	299
Changes in operating assets and liabilities:
Trade and other accounts receivable	(10,782)	(2,594)
Inventories	(10,570)	(10,317)
Prepaid expenses and other assets	339	709
Accounts payable and accrued liabilities and deferred revenue	29	5,312
Accrued employee compensation	723	954
Deferred tax liability, long term	(1,396)	—
Other long-term liabilities	(2,326)	(5,583)
Net cash used in operating activities	(11,593)	(6,821)
INVESTING ACTIVITIES:
Purchases of property and equipment	(13,121)	(10,994)
Net cash used in investing activities	(13,121)	(10,994)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(6,890)	(10,254)
Proceeds from long-term and short-term borrowings	11,230	10,047
Proceeds from sale of common stock, net of offering costs	10,283	—
Repurchase of shares	(319)	(154)
Proceeds from issuance of common stock under equity compensation plans	1,737	2,561
Release of restricted cash	—	8,000
Net cash provided by financing activities	16,041	10,200
Decrease in cash and cash equivalents from operations	(8,673)	(7,615)
Effect of exchange rate changes on cash and cash equivalents	(543)	(1,226)
Decrease in cash and cash equivalents	(9,216)	(8,841)
Cash and cash equivalents, beginning of period	29,289	39,829
Cash and cash equivalents, end of period	$20,073	$30,988
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
Financial Statement Presentation
The accompanying condensed consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries. All significant intercompany transactions and account balances have been eliminated in consolidation. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q/A all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q/A contain all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary to present fairly the financial position, results of operations, and cash flows of Maxwell Technologies, Inc. for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted in the accompanying interim consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
Unless required as a result of the restatement, as discussed in Note 2, Restatement of Previously Issued Financial Statements, the Company has not otherwise updated or amended the information in this amended quarterly report on Form 10-Q.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)
Numerator
Net income (loss)	$5,228	$569	$4,307	$(1,953)
Denominator
Weighted-average common shares outstanding	28,736	27,733	28,511	27,564
Effect of potentially dilutive securities:
Options to purchase common stock	8	410	153	—
Restricted stock awards	3	8	11	—
Restricted stock unit awards	—	10	3	—
Employee stock purchase plan	1	—	17	—
Weighted-average common shares outstanding, assuming dilution	28,748	28,161	28,695	27,564
Net income (loss) per share
Basic	$0.18	$0.02	$0.15	$(0.07)
Diluted	$0.18	$0.02	$0.15	$(0.07)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Outstanding options to purchase common stock	920	344	549	1,248
Restricted stock awards	337	141	338	183
Restricted stock unit awards	20	22	17	22
Employee stock purchase plan awards	—	—	—	12
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
In connection with the errors identified during the investigation resulting in the restatement of previously reported financial statements, the Company identified control deficiencies in its internal control over financial reporting that constitute material weaknesses. For a discussion of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q/A.
The Company's previously filed annual report on Form 10-K for the fiscal year ended December 31, 2011, and its quarterly reports on Form 10-Q for the periods affected by the restatements, have not been amended, other than this amended quarterly report on Form 10-Q for the quarter ended September 30, 2012. Accordingly, investors should no longer rely upon the Company's previously released financial statements for any quarterly or annual periods after and including March 31, 2011, and any earnings releases or other communications relating to these periods. See Note 2, Restatement of Previously Issued

Financial Statements and Financial Information, and Note 15, Unaudited Quarterly Financial Information, of the Notes to the Consolidated Financial Statements, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for the impact of these adjustments for the full fiscal year ended December 31, 2011, and the first three quarters of the fiscal year ended December 31, 2012 and each of the quarterly periods in the fiscal year ended December 31, 2011, respectively.
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
In addition to the adjustments to revenue, accounts receivable, inventory and cost of revenue, inventory reserve balances and cost of revenue were adjusted in relation to the adjustments to inventory discussed above, in order to reflect inventory ultimately recorded on our balance sheets at its lower of cost or market value.
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

The unaudited restated condensed consolidated balance sheet as of September 30, 2012 is presented below (in thousands, except per share data):

	September 30, 2012
	As previously reported	Restatement Adjustments	Debt Classification Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$20,073	$—	$—	$20,073
Trade and other accounts receivable, net of allowance for doubtful accounts of $341 at September 30, 2012	52,988	(14,172)	—	38,816
Inventories	31,930	11,872	—	43,802
Prepaid expenses and other current assets	2,829	105	41	2,975
Total current assets	107,820	(2,195)	41	105,666
Property and equipment, net	35,806	—	—	35,806
Intangible assets, net	758	—	—	758
Goodwill	24,826	—	—	24,826
Pension asset	6,945	—	—	6,945
Other non-current assets	79	—	(41)	38
Total assets	$176,234	$(2,195)	$—	$174,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,789	$(800)	$—	$31,989
Accrued warranty	244	—	—	244
Accrued employee compensation	5,025	—	—	5,025
Deferred revenue	—	5,149	—	5,149
Short-term borrowings and current portion of long-term debt	6,909	—	2,935	9,844
Deferred tax liability	499	—	—	499
Total current liabilities	45,466	4,349	2,935	52,750
Deferred tax liability, long-term	962	—	—	962
Long-term debt, excluding current portion	2,960	—	(2,935)	25
Other long-term liabilities	699	—	—	699
Total liabilities	50,087	4,349	—	54,436
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,183 shares issued and outstanding at September 30, 2012	2,915	—	—	2,915
Additional paid-in capital	267,069	—	—	267,069
Accumulated deficit	(154,456)	(6,544)	—	(161,000)
Accumulated other comprehensive income	10,619	—	—	10,619
Total stockholders’ equity	126,147	(6,544)	—	119,603
Total liabilities and stockholders’ equity	$176,234	$(2,195)	$—	$174,039

The restated condensed consolidated balance sheet as of December 31, 2011 is presented below (in thousands, except per share data)

	December 31, 2011
	As previously reported	Restatement Adjustments	Debt Classification Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$29,289	$—	$—	$29,289
Trade and other accounts receivable, net of allowance for doubtful accounts of $450 at December 31, 2011	36,131	(8,158)	—	27,973
Inventories	27,232	6,002	—	33,234
Prepaid expenses and other current assets	3,125	(34)	61	3,152
Total current assets	95,777	(2,190)	61	93,648
Property and equipment, net	28,541	—	—	28,541
Intangible assets, net	1,111	—	—	1,111
Goodwill	24,887	—	—	24,887
Pension asset	6,359	—	—	6,359
Other non-current assets	261	—	(61)	200
Total assets	$156,936	$(2,190)	$—	$154,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$36,103	$(3)	$—	$36,100
Accrued warranty	258	—	—	258
Accrued employee compensation	6,243	100	—	6,343
Deferred revenue	1,042	—	—	1,042
Short-term borrowings and current portion of long-term debt	5,431	—	—	5,431
Deferred tax liability	499	—	—	499
Total current liabilities	49,576	97	—	49,673
Deferred tax liability, long-term	933	—	—	933
Long-term debt, excluding current portion	68	—	—	68
Other long-term liabilities	3,028	—	—	3,028
Total liabilities	53,605	97	—	53,702
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 28,174 shares issued and outstanding at December 31, 2011	2,815	—	—	2,815
Additional paid-in capital	252,907	—	—	252,907
Accumulated deficit	(163,021)	(2,287)	—	(165,308)
Accumulated other comprehensive income	10,630	—	—	10,630
Total stockholders’ equity	103,331	(2,287)	—	101,044
Total liabilities and stockholders’ equity	$156,936	$(2,190)	$—	$154,746

The unaudited restated condensed quarterly consolidated statements of operations for the three months ended September 30, 2012 and 2011, respectively are presented below (in thousands, except per share data):

	Three months ended September 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
Revenue	$43,907	$(1,194)	$42,713
Cost of revenue	25,534	(963)	24,571
Gross profit	18,373	(231)	18,142
Operating expenses:
Selling, general and administrative	7,344	(2)	7,342
Research and development	5,084	—	5,084
Total operating expenses	12,428	(2)	12,426
Income from operations	5,945	(229)	5,716
Interest expense, net	(56)	—	(56)
Amortization of debt discount and prepaid debt costs	(16)	—	(16)
Income from operations before income taxes	5,873	(229)	5,644
Income tax provision	470	(54)	416
Net income	$5,403	$(175)	$5,228
Net income per share:
Basic	$0.19	$(0.01)	$0.18
Diluted	$0.19	$(0.01)	$0.18
Weighted average common shares outstanding:
Basic	28,736		28,736
Diluted	28,748		28,748

	Three months ended September 30, 2011
	As Previously Reported	Restatement Adjustments	Restated
Revenue	$41,096	$934	$42,030
Cost of revenue	24,547	653	25,200
Gross profit	16,549	281	16,830
Operating expenses:
Selling, general and administrative	9,595	10	9,605
Research and development	5,707	—	5,707
Total operating expenses	15,302	10	15,312
Income from operations	1,247	271	1,518
Interest expense, net	(27)	—	(27)
Income from operations before income taxes	1,220	271	1,491
Income tax provision	922	—	922
Net income	$298	$271	$569
Net income per share:
Basic	$0.01	$0.01	$0.02
Diluted	$0.01	$0.01	$0.02
Weighted average common shares outstanding:
Basic	27,733		27,733
Diluted	28,161		28,161

The unaudited restated condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011, respectively are presented below (in thousands, except per share data):

	Nine months ended September 30, 2012
	As Previously Reported	Restatement Adjustments	Restated
Revenue	$123,993	$(9,238)	$114,755
Cost of revenue	72,503	(5,571)	66,932
Gross profit	51,490	(3,667)	47,823
Operating expenses:
Selling, general and administrative	24,868	671	25,539
Research and development	15,974	(26)	15,948
Total operating expenses	40,842	645	41,487
Income from operations	10,648	(4,312)	6,336
Interest expense, net	(138)	—	(138)
Amortization of debt discount and prepaid debt costs	(42)	—	(42)
Income from operations before income taxes	10,468	(4,312)	6,156
Income tax provision	1,903	(54)	1,849
Net income	$8,565	$(4,258)	$4,307
Net income per share:
Basic	$0.30	$(0.15)	$0.15
Diluted	$0.30	$(0.15)	$0.15
Weighted average common shares outstanding:
Basic	28,511		28,511
Diluted	28,695		28,695

	Nine months ended September 30, 2011
	As previously reported	Restatement Adjustments	Restated
Revenue	$114,818	$(5,018)	$109,800
Cost of revenue	68,909	(1,169)	67,740
Gross profit	45,909	(3,849)	42,060
Operating expenses:
Selling, general and administrative	29,378	(2,619)	26,759
Research and development	16,976	—	16,976
Total operating expenses	46,354	(2,619)	43,735
Loss from operations	(445)	(1,230)	(1,675)
Interest expense, net	(88)	—	(88)
Amortization of debt discount and prepaid debt costs	(55)	—	(55)
Gain on embedded derivatives	1,086	—	1,086
Income (loss) from operations before income taxes	498	(1,230)	(732)
Income tax provision	1,221	—	1,221
Net loss	$(723)	$(1,230)	$(1,953)
Net loss per share:
Basic	$(0.03)	$(0.04)	$(0.07)
Diluted	$(0.03)	$(0.04)	$(0.07)
Weighted average common shares outstanding:
Basic	27,564		27,564
Diluted	27,564		27,564

The unaudited restated condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, respectively are presented below (in thousands):

	Nine Months Ended September 30, 2012
	As Previously Reported	Revenue Restatement Adjustments	Restated
OPERATING ACTIVITIES:
Net income	$8,565	$(4,258)	$4,307
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,104	—	5,104
Amortization of intangible assets	351	—	351
Amortization of debt discount and prepaid debt costs	42	—	42
Pension cost	135	—	135
Stock-based compensation expense	2,561	—	2,561
Recovery of losses on accounts receivable	(237)	127	(110)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(16,673)	5,891	(10,782)
Inventories	(4,700)	(5,870)	(10,570)
Prepaid expenses and other assets	478	(139)	339
Accounts payable and accrued liabilities and deferred revenue	(3,626)	3,655	29
Accrued employee compensation	(1,296)	2,019	723
Deferred tax liability, long term	29	(1,425)	(1,396)
Other long-term liabilities	(2,326)	—	(2,326)
Net cash used in operating activities	(11,593)	—	(11,593)
INVESTING ACTIVITIES:
Purchases of property and equipment	(13,121)	—	(13,121)
Net cash used in investing activities	(13,121)	—	(13,121)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(6,890)	—	(6,890)
Proceeds from long-term and short-term borrowings	11,230	—	11,230
Proceeds from sale of common stock, net of offering costs	10,283	—	10,283
Repurchase of shares	(319)	—	(319)
Proceeds from issuance of common stock under equity compensation plans	1,737	—	1,737
Net cash provided by financing activities	16,041	—	16,041
Decrease in cash and cash equivalents from operations	(8,673)	—	(8,673)
Effect of exchange rate changes on cash and cash equivalents	(543)	—	(543)
Decrease in cash and cash equivalents	(9,216)	—	(9,216)
Cash and cash equivalents, beginning of period	29,289	—	29,289
Cash and cash equivalents, end of period	$20,073	$—	$20,073

	Nine Months Ended September 30, 2011
	As Previously Reported	Restatement Adjustments	Restated
OPERATING ACTIVITIES:
Net loss	$(723)	$(1,230)	$(1,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,335	—	4,335
Amortization of intangible assets	422	—	422
Amortization of debt discount and prepaid debt costs	55	—	55
Gain on embedded derivatives	(1,086)	—	(1,086)
Pension cost	186	—	186
Stock-based compensation expense	2,440	—	2,440
Provision for losses on accounts receivable	304	(5)	299
Changes in operating assets and liabilities:
Trade and other accounts receivable	(4,430)	1,836	(2,594)
Inventories	(8,621)	(1,696)	(10,317)
Prepaid expenses and other assets	722	(13)	709
Accounts payable and accrued liabilities and deferred revenue	4,204	1,108	5,312
Accrued employee compensation	954		954
Other long-term liabilities	(5,583)	—	(5,583)
Net cash used in operating activities	(6,821)	—	(6,821)
INVESTING ACTIVITIES:
Purchases of property and equipment	(10,994)	—	(10,994)
Net cash used in investing activities	(10,994)	—	(10,994)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(10,254)	—	(10,254)
Proceeds from long-term and short-term borrowings	10,047	—	10,047
Repurchase of shares	(154)	—	(154)
Proceeds from issuance of common stock under equity compensation plans	2,561	—	2,561
Release of restricted cash	8,000	—	8,000
Net cash provided by financing activities	10,200	—	10,200
Decrease in cash and cash equivalents from operations	(7,615)	—	(7,615)
Effect of exchange rate changes on cash and cash equivalents	(1,226)	—	(1,226)
Decrease in cash and cash equivalents	(8,841)	—	(8,841)
Cash and cash equivalents, beginning of period	39,829	—	39,829
Cash and cash equivalents, end of period	$30,988	$—	$30,988

Note 3 – Balance Sheet Details (in thousands)
Inventories

	September 30, 2012	December 31, 2011
	(Restated)	(Restated)
Raw material and purchased parts	$13,553	$9,661
Work-in-process	2,508	3,942
Finished goods	16,331	14,133
Consigned finished goods	11,410	5,498
Total inventories	$43,802	$33,234
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of September 30, 2012
Patents	$2,476	$(1,852)	$—	$624
Developed core technology	1,100	(1,100)	—	—
Patent license agreement	741	(571)	(36)	134
Total intangible assets at September 30, 2012	$4,317	$(3,523)	$(36)	$758

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2011
Patents	$2,476	$(1,699)	$—	$777
Developed core technology	1,100	(1,050)	29	79
Patent license agreement	741	(468)	(18)	255
Total intangible assets at December 31, 2011	$4,317	$(3,217)	$11	$1,111
Goodwill
The change in the carrying amount of goodwill from December 31, 2011 to September 30, 2012 is as follows:

Balance at December 31, 2011	$24,887
Foreign currency translation adjustments	(61)
Balance at September 30, 2012	$24,826
Accrued Warranty

	Nine Months Ended
	September 30,
	2012	2011
Beginning balance	$258	$449
Product warranties issued	278	242
Settlement of warranties	(154)	(160)
Change related to preexisting warranties	(138)	(283)
Foreign currency translation adjustments	—	13
Ending balance	$244	$261

Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income
Balance as of December 31, 2011	$14,580	$(3,950)	$10,630
Current period change	(176)	165	(11)
Balance as of September 30, 2012	$14,404	$(3,785)	$10,619
Note 4 – Convertible Debentures
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
Interest paid with cash and principal converted into shares of common stock are as follows (in thousands):

	Nine months ended September 30, 2011
	Value	Shares
Conversion of principal into shares of common stock	$8,333	$514
Interest paid with cash	17	—
Total debenture payments	$8,350	$514
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
Note 5 – Credit Facility
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
As of September 30, 2012, $4.5 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of September 30, 2012). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of September 30, 2012, no amounts were outstanding under the Revolving Line of Credit. Since September 30, 2012, the Company has not made any additional borrowings on the Equipment Term Loan or the Revolving Line of Credit, and as a result of the events of default discussed above, the Company is currently not eligible to borrow any additional amounts under the Credit Facility.
Note 6 – Fair Value Measurements
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

Note 7 – Foreign Currency Derivative Instruments
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
As of September 30, 2012, the total notional amount of foreign currency forward contracts not designated as hedges was $23.0 million. The fair value of these derivatives was a $348,000 asset as of September 30, 2012. For additional information, refer to Note 6 - Fair Value Measurements.
Note 8 – Stock Plans
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

Restricted Stock Awards
The Company did not grant any restricted stock awards during the three months ended September 30, 2012. During the three months ended September 30, 2011, the Company issued 1,200 shares, upon granting of restricted stock awards, which had an average grant date fair value per share of $15.60. During the nine months ended September 30, 2012 and 2011, the Company issued 251,066 and 217,116 shares, respectively, upon granting of restricted stock awards, which had an average grant date fair value per share of $20.81 and $18.92, respectively. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service-based restricted stock	$369	$170	$1,216	$635
Performance-based restricted stock	(198)	91	(37)	241
Total compensation expense recognized for restricted stock awards	$171	$261	$1,179	$876
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
Total compensation expense recognized for service-based restricted stock unit awards was $106,000 and $106,000 during the three months ended September 30, 2012 and 2011, respectively, and $316,000 and $268,000 for the nine months ended September 30, 2012 and 2011, respectively.
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
Compensation expense recognized for the ESPP for the three months ended September 30, 2012 and 2011 was $72,000 and $46,000, respectively, and $199,000 and $159,000 for the nine months ended September 30, 2012 and 2011, respectively. The fair value of the ESPP shares was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Expected dividends	$—	$—	$—	$—
Exercise price	$5.58	$16.19	$8.93	$18.01
Expected volatility	83%	33%	75%	43%
Average risk-free interest rate	0.16%	0.10%	0.12%	0.16%
Expected life/term (in years)	0.5	0.5	0.5	0.5
Fair value per share	$2.78	$3.94	$3.79	$5.00
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
Note 9 – Stock Offering
In April 2011, the Company filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of its common stock, warrants or debt securities. On August 19, 2011, the registration statement was declared effective by the SEC. In February 2012, the Company entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Citadel Securities LLC (“Citadel”) pursuant to which the Company could sell, at its option, up to an aggregate of $30.0 million in shares of common stock through Citadel, as sales agent. The Company will pay Citadel a commission equal to 2% of the gross proceeds from the sale of shares of the Company’s common stock under the Sales Agreement. During the three months ended March 31, 2012, 572,510 shares of the Company's common stock were sold under this agreement for net proceeds to the Company of $10.3 million. No shares were sold subsequent to the quarter ended March 31, 2012.
Beginning in March 2013, as a result of the restatement of the Company's previously issued financial statements (as discussed in Note 2, Restatement of Previously Issued Financial Statements), the Company is no longer in compliance with the ongoing eligibility requirements of this shelf registration statement on Form S-3, and the shelf registration statement is therefore no longer effective.
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
Note 11 – Legal Proceedings
Although the Company expects to incur significant legal costs in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal costs and therefore, such costs will be expensed in the period the legal services are performed.
FCPA Matter

As a result of being a publicly traded company in the U.S., the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or retaining business. Beginning in 2009, the Company conducted an internal review into payments made to its former independent sales agent in China with respect to sales of the Company's high voltage capacitor products produced by its Swiss subsidiary. In January 2011, the Company reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities laws violations. The Company settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, the Company agreed to pay a total of approximately $6.4 million in profit disgorgement and prejudgment interest, in two installments, with $3.2 million paid in each of the first quarters of 2011 and 2012. Under the terms of the settlement with the DOJ, the Company agreed to pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011, $2.3 million paid in the first quarter of 2012 and $2.3 million payable in the first quarter of 2013. As part of the settlement, the Company entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If the Company remain in compliance with the terms of the DPA, at the conclusion of the term, the charges against the Company asserted by the DOJ will be dismissed with prejudice. Further, under the terms of the agreements, the Company will periodically report to the SEC and DOJ on its internal compliance program concerning anti-bribery. As of September 30, 2012, the Company has accrued a liability of $2.3 million for this matter, which is included in “accounts payable and accrued liabilities” on the accompanying consolidated balance sheet.
Customer Bankruptcy Matter
In January 2011, the Company attended a bankruptcy proceeding for a previous customer in order to bid on certain intellectual property and physical assets that were being auctioned. During this proceeding, an offer for sale was presented for any and all potential claims held by the previous customer against the Company. These potential claims related primarily to payments made to the Company prior to the previous customer filing bankruptcy, as well as a potential intellectual property dispute between the Company and the previous customer. At the January 2011 bankruptcy proceeding, the Company bid $250,000 to purchase the right to any and all claims against the Company stemming from rights held by the previous customer. However, following the auction, the previous customer essentially declined this offer for settlement. Since this time, in the interest of a more expedient resolution to this matter, the Company recently increased its settlement offer to $750,000. However, this settlement offer was rejected by the previous customer. The Company believes that it has strong legal defenses against any and all potential claims related to this matter, and does not believe a settlement amount in excess of $750,000 is likely. The Company’s current estimate of the range of loss on this matter is $750,000 to $1,100,000, with the low end of this range based on the Company’s recent settlement offer, and the high end of the range based on the amount the Company expects that the previous customer would immediately accept without further negotiation. The Company has accrued a total of $750,000 as the estimated loss on this matter, which is included in “accounts payable and accrued liabilities” in the consolidated balance sheet as of September 30, 2012.
The following legal matters developed subsequent to the quarter ended September 30, 2012.
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
For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A, of this document and Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on August 1, 2013. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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
In connection with the errors identified during the investigation resulting in the restatement of previously reported financial statements, we identified control deficiencies in our internal control over financial reporting that constitute material weaknesses. For a discussion of our disclosure controls and procedures and the material weaknesses identified, see Part I, Item 4, Controls and Procedures, of this Quarterly Report on Form 10-Q/A.
Our previously filed annual report on Form 10-K for the fiscal year ended December 31, 2011, and our quarterly reports on Form 10-Q for the periods affected by the restatements, have not been amended, other than this amended quarterly report on Form 10-Q for the quarter ended September 30, 2012. Accordingly, investors should no longer rely upon our previously released financial statements for any quarterly or annual periods after and including March 31, 2011, and any earnings releases or other communications relating to these periods. See Note 2, Restatement of Previously Issued Financial Statements and Financial Information, and Note 15, Unaudited Quarterly Financial Information, of the Notes to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for the impact of these adjustments for the full fiscal year ended December 31, 2011, and the first three quarters of the fiscal year ended December 31, 2012 and each of the quarterly periods in the fiscal year ended December 31, 2011, respectively.
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
In addition to the adjustments to revenue, accounts receivable, inventory and cost of revenue, inventory reserve balances and cost of revenue were adjusted in relation to the adjustments to inventory discussed above, in order to reflect inventory ultimately recorded on our balance sheets at its lower of cost or market value.
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
For the impact of the restatement adjustments on our financial statements for the three and nine months ended September 30, 2012, and 2011, see Note 2, Restatement of Previously Issued Financial Statements and Financial Information.
Unless required as a result of the restatement, we have not otherwise updated or amended the information in this amended quarterly report on Form 10-Q.
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
Our primary objective is to grow revenue and profit margins by creating and satisfying demand for ultracapacitor-based energy storage and power delivery solutions. We are focusing on establishing and expanding market opportunities for ultracapacitors and being the preferred supplier for ultracapacitor products worldwide. We believe that the transportation industry represents the largest market opportunity for ultracapacitors, primarily for applications related to engine starting, electrical system augmentation, and braking energy recuperation and hybrid electric drive systems for transit buses, trucks and autos, and electric rail vehicles. Backup power applications, including instantly available power for uninterruptible power supply may also represent a significant market opportunity.
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
In the third quarter of 2012, revenues were $42.7 million, representing an increase of 2% compared with the same period one year ago. Revenue growth in the current fiscal year has been slower when compared with the higher annual growth rates achieved in the two most recent fiscal years, and is primarily attributable to slower revenue growth for our ultracapacitor products, for which revenue increased by 10% to $28.3 million in the third quarter of 2012 compared with the third quarter of 2011. This decline in the overall growth rate for our ultracapacitor products is primarily attributable to slowing in the two primary markets in which we currently sell our products, the hybrid transit vehicle and wind energy markets. Slower growth in sales in the hybrid transit vehicle market is primarily due to changes and delays in government programs and funding for public transit vehicle procurements, mainly in Europe. In addition, we are beginning to see a near-term reduction in customer forecasts for hybrid transit vehicle applications in China, which is our primary market. For wind energy, there has been a global slowdown in new wind system deployments in the last several quarters. These conditions, in conjunction with weaker general economic conditions in Europe and elsewhere, have caused our growth rates in these primary markets to decline in recent quarters.
Revenues for our high voltage products were relatively stable in the third quarter of 2012 compared with the same period in the prior year at $10.9 million, while revenues for our microelectronics products, which tend to be volatile, were $3.5 million for the third quarter of 2012 compared with $4.6 million for the same period in 2011. Overall gross profit margin during the quarter increased to 42% compared with 40% in the third quarter of 2011, primarily due to cost efficiencies associated with greater volume as well as cost reduction efforts. Operating expenses in the third quarter of 2012 were 29% of revenue, compared with 36% of revenue in the same period one year ago.
Going forward, we will continue to focus on trying to grow our business and strengthen our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus will be to try to grow our ultracapacitor business through continued market penetration in primary applications, including automotive, transportation, renewable energy and backup power. In order to achieve our growth objectives, we will need to overcome risks and challenges facing our business. A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including some that are driven by government regulation or are highly dependent on government subsidy programs. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit bus and wind energy markets, which are heavily dependent on government regulation and subsidy. As mentioned above, these markets are experiencing slower rates of growth in recent quarters compared with the past couple of years related to changes or delays in government policies and subsidy programs that have historically advanced our sales into these markets. Although we believe the long-term prospects for these markets remain positive, we plan to develop growth opportunities for our products in other vertical markets, including applications for back-up power, and heavy vehicle cold starting, in order to further diversify our market presence and build our long-term growth prospects.
Other significant risks and challenges we face include the ability to maintain profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; and hiring, developing and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on growing our revenues and profits, and on developing new products and promoting the value proposition of our products over competing technologies. In addition, we are in the process of augmenting current manufacturing capacity and infrastructure, which we believe will be sufficient to accommodate planned growth.
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

Results of Operations
The Third Quarter of 2012 Compared with the Third Quarter of 2011
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended
	September 30,
	2012	2011
	(Restated)	(Restated)
Revenue	100%	100%
Cost of revenue	58%	60%
Gross profit	42%	40%
Operating expenses:
Selling, general and administrative	17%	23%
Research and development	12%	13%
Total operating expenses	29%	36%
Income from operations	13%	4%
Interest expense, net	—%	—
Income from operations before income taxes	13%	4%
Income tax provision	1%	3%
Net income	12%	1%
Net income reported for the three months ended September 30, 2012 was $5.2 million, or $0.18 per diluted share, compared with $569,000, or $0.02 per diluted share, in the same quarter one year ago. While revenue for the three months ended September 30, 2012 was relatively stable with the prior year, we were able to achieve an improved gross profit rate of 42%, compared with 40% in the same quarter of the prior year, and also reduced operating expenses, which were 29% of revenue in the current quarter, down from 36% in the same quarter of the prior year.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended September 30, 2012 and 2011 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	September 30, 2012		September 30, 2011
	(Restated)		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$42,713	100%	$42,030	100%	$683	2%
Cost of revenue	24,571	58%	25,200	60%	(629)	(2)%
Gross profit	$18,142	42%	$16,830	40%	$1,312	8%
Revenue. In the third quarter of 2012, revenue increased 2% to $42.7 million, compared with $42.0 million in the same quarter one year ago. The increase in revenue was primarily due to higher revenues for our ultracapacitor product line which increased by 10% compared with the same period in the prior year, influenced primarily by sales growth in the hybrid transit bus and wind energy markets, offset by lower sales for certain backup power applications. Despite this growth, for reasons discussed earlier, growth rates for sales of our ultracapacitor products in both the hybrid transit bus and wind energy markets have recently declined significantly.
Revenues for our high voltage products decreased by $681,000 for the third quarter of 2012 compared with the same period in the prior year, while revenues for our microelectronics products, which tend to be volatile, decreased by $1.1 million for the third quarter of 2012.
Beginning in the fourth quarter of the year ended December 31, 2011, for sales to three distributors, we began recognizing revenue upon collection of the sales price, rather than upon shipment, due to certain arrangements with these distributors related to payment terms on sales. In addition, for one distributor, also beginning in the fourth quarter of the year ended December 31, 2011, due to return rights and profit margin protection given to the distributor, we began deferring revenue on all sales until such time as the distributor confirms with us that they are not entitled to any further returns or credits. As a result of these arrangements and other less significant arrangements requiring the deferral of revenue, for the quarter ended September 30, 2012, we deferred revenue recognition on $4.0 million in sales, and recognized $1.5 million of previously deferred revenue as revenue.
Related to the one distributor that was given return rights and profit margin protection for which we have deferred revenue on all sales beginning in the fourth quarter of the year ended December 31, 2011, this revenue will remain deferred until such time as the distributor confirms with us that they are not entitled to any further returns or credits. At such time as this determination is made, which is currently anticipated to occur in the second half of the fiscal year 2013, previous sales for which revenue has been deferred, net of any credits or returns that may be made by the distributor, will be recognized as revenue. As of September 30, 2012, cumulative sales to this distributor for which revenue has not yet been recognized is $6.6 million.
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
Gross Profit. In the third quarter of 2012, gross profit increased $1.3 million or 8% compared with the third quarter of 2011. As a percentage of revenue, gross profit margin increased to 42% compared with 40% in the same quarter one year ago. Of the increase in gross profit in absolute dollars, $1.1 million related to an increase in the volume of sales, and $1.0 million was due to net reductions in product costs for both our ultracapacitor and high voltage product lines. Offsetting these increases was a decrease in gross profit in absolute dollars of $816,000 related to the impact of changes in foreign currency exchange rates, primarily changes between the Swiss Franc and the U.S. Dollar.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the third quarter of 2012 and 2011 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	September 30, 2012		September 30, 2011
	(Restated)		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$7,342	17%	$9,605	23%	$(2,263)	(24)%
Selling, general and administrative expenses were 17% of revenue for the third quarter of 2012, down from 23% in the same quarter one year ago, while total selling, general and administrative expenses decreased by $2.3 million, or 24%. The decrease in absolute dollars was primarily driven by a $1.1 million decrease in bonus expense, which was primarily due to the reversal of previously accrued bonus compensation related to the 2012 bonus program as the related financial targets will not likely be achieved, as well as no bonus expense having been recorded for the third quarter of 2012. In addition, stock-based compensation expense decreased by $230,000 due to the reversal of expense related to performance-based restricted stock award as the performance targets are not expected to be achieved. Further, legal expenses decreased by $1.1 million in the third quarter of 2012 in comparison with the third quarter of 2011 due to the resolution of certain legal matters. Offsetting these decreases, advertising and promotion expenses increased by $330,000 primarily associated with the rollout of a new product, the Engine Start Module, as well as increased participation in trade shows and other advertising programs.
Research and Development Expense
The following table presents research and development expense for the third quarter of 2012 and 2011 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	September 30, 2012		September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Research and development	$5,084	12%	$5,707	13%	$(623)	(11)%
Research and development expenses were 12% of revenue for the third quarter of 2012, down from 13% in the same quarter one year ago, while total research and development expenses decreased by $623,000 or 11%. The decrease in absolute dollars was primarily driven by a $369,000 decrease in bonus expense, which was primarily due to the reversal of previously accrued bonus compensation related to the 2012 bonus program as the related financial targets will not likely be achieved, as well as no bonus expense having been recorded for the third quarter of 2012. In addition, salary and contract labor costs decreased by $278,000 primarily related to higher contract labor costs incurred in 2011 for the design of the Engine Start Module.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded a restated income tax provision of $416,000 for the third quarter of 2012 compared with an income tax provision of $922,000 for the same quarter in 2011. This provision is primarily related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through September 30, 2012. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
The Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Nine Months Ended
	September 30,
	2012	2011
	(Restated)	(Restated)
Revenue	100%	100%
Cost of revenue	58%	61%
Gross profit	42%	39%
Operating expenses:
Selling, general and administrative	22%	24%
Research and development	14%	16%
Total operating expenses	36%	40%
Income (loss) from operations	6%	(1)%
Interest expense, net	(1)%	—%
Income from operations before income taxes	5%	(1)%
Income tax provision	1%	1%
Net income (loss)	4%	(2)%
Net income reported for the nine months ended September 30, 2012 was $4.3 million, or $0.15 per diluted share, compared with a net loss of $2.0 million, or $0.07 per diluted share, in the same period one year ago. The generation of net income compared with the net loss incurred in the prior year period was primarily driven by revenue growth, combined with improvements in gross profit and operating margins. Further, during the nine months ended September 30, 2011, we recorded an accrual of $2.6 million for the anticipated settlement of a legal matter with a customer as contra-revenue, and we recorded a settlement gain of $667,000 during the nine months ended September 30, 2012. In addition, during the nine months ended September 30, 2011, we recorded a gain on embedded derivatives and warrants of $1.1 million.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	(Restated)		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$114,755	100%	$109,800	100%	$4,955	5%
Cost of revenue	66,932	58%	67,740	61%	(808)	(1)%
Gross profit	$47,823	42%	$42,060	39%	$5,763	14%
Revenue. In the nine months ended September 30, 2012, revenue increased 5% to $114.8 million, compared with $109.8 million in the same period one year ago. The increase in revenue was influenced primarily by higher revenues for our high voltage capacitor product line, which increased by $3.6 million for the first nine months of 2012 compared with the same period in the prior year. Revenues for our ultracapacitor product line increased by 1% compared with the same period in the prior year, however, we had recorded an accrual of $2.6 million for the anticipated settlement of a legal matter with a customer as contra-revenue during the nine months ended September 30, 2011, and we recorded a settlement gain of $667,000 as revenue during the nine months ended September 30, 2012; absent these factors, ultracapacitors revenues were down 4% period over period related to decreased demand in the hybrid transit vehicle market. Revenue for our microelectronics products, which tend to be volatile, increased by $592,000 for the nine months ended September 30, 2012.

Beginning in the fourth quarter of the year ended December 31, 2011, for sales to three distributors, we began recognizing revenue upon collection of the sales price, rather than upon shipment, due to certain arrangements with these distributors related to payment terms on sales. In addition, for one distributor, also beginning in the fourth quarter of the year ended December 31, 2011, due to return rights and profit margin protection given to the distributor, we began deferring revenue on all sales until such time as the distributor confirms with us that they are not entitled to any further returns or credits. As a result of these arrangements and other less significant arrangements requiring the deferral of revenue, for the nine months ended September 30, 2012, we deferred revenue recognition on $17.4 million in sales, and recognized $7.1 million of previously deferred revenue as revenue. For the nine months ended September 30, 2011, related to other less significant arrangements requiring the deferral of revenue as mentioned above, we deferred revenue recognition on $2.3 million in sales, and recognized $734,000 of previously deferred revenue as revenue.
Related to the one distributor that was given return rights and profit margin protection for which we have deferred revenue on all sales beginning in the fourth quarter of the year ended December 31, 2011, this revenue will remain deferred until such time as the distributor confirms with us that they are not entitled to any further returns or credits. At such time as this determination is made, which is currently anticipated to occur in the second half of the fiscal year 2013, previous sales for which revenue has been deferred, net of any credits or returns that may be made by the distributor, will be recognized as revenue. As of September 30, 2012, cumulative sales to this distributor for which revenue has not yet been recognized is $6.6 million.
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
Gross Profit. During the nine months ended September 30, 2012, gross profit increased $5.8 million or 14% compared with the same period in 2011. As a percentage of revenue, gross profit margin increased to 42% compared with 39% in the same period one year ago. Of the increase in gross profit in absolute dollars, $3.9 million was due to net reductions of product costs for both our ultracapacitor and high voltage product lines. In addition, there was an increase in gross profit in absolute dollars due to the classification as contra-revenue of a $2.6 million legal settlement accrual related to a customer dispute recorded in Q2 2011, as well as a settlement gain of $667,000 recorded in Q1 2012. Offsetting these increases was a decrease in gross profit in absolute dollars of $1.3 million related to the impact of changes in foreign currency exchange rates, primarily due to changes between the Swiss Franc and the U.S. Dollar.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the first nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	(Restated)		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$25,539	22%	$26,759	24%	$(1,220)	(5)%
Selling, general and administrative expenses were 22% of revenue for the nine months ended September 30, 2012, down from 24% in the same period one year ago, while total selling, general and administrative expenses decreased by $1.2 million, or 5%. The decrease in absolute dollars was driven by a decrease in legal expenses of $1.4 million due to the resolution of certain legal matters. Further, there was a decrease of $1.0 million in bonus expense, which was primarily due to no bonus expense having been recorded for the nine months ended September 30, 2012 as the financial targets related to our 2012 bonus program will not likely be achieved. Offsetting these decreases, advertising costs increased by $782,000, and consulting costs increased by $411,000, primarily related to the roll out of a new ultracapacitor product, the Engine Start Module, as well as increased participation in trade shows and other advertising media.
Research and Development Expense
The following table presents research and development expense for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

Nine Months Ended
	September 30, 2012		Nine Months Ended
	(Restated)		September 30, 2011
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Research and development	$15,948	14%	$16,976	16%	$(1,028)	(6)%
Research and development expenses were 14% of revenue for the nine months ended September 30, 2012, down from 16% in the same period one year ago, while total research and development expenses decreased by $1.0 million, or 6%. The decrease in absolute dollars was primarily driven by a $413,000 decrease in bonus expense, which was primarily due to no bonus expense having been recorded for the nine months ended September 30, 2012 as the financial targets related to our 2012 bonus program will not likely be achieved. In addition, salary and contract labor costs decreased by $532,000 primarily related to higher contract labor costs incurred in 2011 for the design of the Engine Start Module.
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
We recorded a restated income tax provision of $1.8 million for the nine months ended September 30, 2012 compared with an income tax provisions of $1.2 million for the same period in 2011. During the nine months ended September 30, 2011, we recorded a tax benefit of $565,000 related to an accrual for the anticipated settlement of a legal matter by our Swiss subsidiary. Excluding this impact, we recorded a tax provision of $1.8 million related to income generated by our Swiss subsidiary for the nine months ended September 30, 2011, compared with a tax provision of $1.8 million for the nine months ended September 30, 2012. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through September 30, 2012. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,
	2012	2011
	(Restated)	(Restated)
Total cash provided by (used in):
Operating activities	$(11,593)	$(6,821)
Investing activities	(13,121)	(10,994)
Financing activities	16,041	10,200
Effect of exchange rate changes on cash and cash equivalents	(543)	(1,226)
Decrease in cash and cash equivalents	$(9,216)	$(8,841)
Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2012. This usage of cash related primarily to an increase in accounts receivable of $10.8 million, an increase in inventories of $10.6 million, as well as settlement payments of $5.1 million related to the Foreign Corrupt Practices Act matter. The increase in accounts receivable was due to significant sales in the last month of the quarter, as well as slow payment from several customers. The increase in inventories is primarily related to an increase in consigned inventory located at distributors, as we deferred revenue recognition on sales to certain distributors beginning in the fourth quarter of 2011. Offsetting these decreases in cash, during the nine months ended September 30, 2012, we generated net income, net of non-cash items, of $12.4 million. Net cash used in operating activities was $6.8 million for the nine months ended September 30, 2011, which related primarily to increase in inventories associated with growth in our business, as well as settlement payments of $6.7 million related to the Foreign Corrupt Practices Act matter.
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
Liquidity
As of September 30, 2012, we had approximately $20.1 million in cash and cash equivalents, and working capital of $52.9 million. Although we have a credit facility providing for a $15.0 million line of credit which has not been drawn upon to date, based on the events of default discussed below as a result of our restatement of previously issued financial statements, the bank's obligation to extend any further credit ceased and terminated subsequent to September 30, 2012. We currently owe $4.5 million under the equipment term loan provided by the same credit facility. In June 2013, we entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies to call our outstanding debt under the credit agreement in connection with the events of default for a period terminating on the earlier of September 30, 2013 or the occurrence of any additional events of default.
In April 2011, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. During the quarter ended March 31, 2012, we sold a total of 572,510 shares of our common stock for net proceeds of $10.3 million pursuant an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Citadel Securities LLC (“Citadel”) dated February 2012. Since then we have not sold any further shares under this program. As a result of the restatement of previously issued financial statements as discussed in Note 2 to our consolidated financial statements in this report, beginning in March 2013, we are no longer in compliance with the ongoing eligibility requirements of this shelf registration statement on Form S-3. Therefore, the shelf registration statement is no longer effective and no further securities may be issued pursuant to this registration statement.
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
As of September 30, 2012, $4.5 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of September 30, 2012). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of September 30, 2012, no amounts were outstanding under the Revolving Line of Credit. Since September 30, 2012, the Company has not made any additional borrowings on the Equipment Term Loan or the Revolving Line of Credit, and as a result of the events of default discussed above, the Company is currently not eligible to borrow any additional amounts under the Credit Facility.
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
Critical Accounting Policies and Estimates
In our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on August 1, 2013, we restated our financial statements for the first three quarters of the fiscal year ended December 31, 2012, for the fiscal year ended December 31, 2011, and for each of the interim periods within the fiscal year ended December 31, 2011. The restatement resulted in changes to our critical accounting policies and estimates for the restated periods. As a result, for a description of our significant accounting policies, refer to Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For a discussion of our critical accounting estimates, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There are no significant differences in our significant accounting policies or critical accounting estimates as of September 30, 2012 compared with December 31, 2012.
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q/A, because of the material weaknesses in internal control over financial reporting discussed below.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on August 1, 2013, which are incorporated herein by reference.

Item 2, 3, 4 and 5 are not applicable and have been omitted.

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
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	August 13, 2013	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date:	August 13, 2013	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer, Treasurer and Secretary