Form 10-K/A
period 2012-12-31
MAXWELL TECHNOLOGIES INC
filed 2013-10-10
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission ("SEC") on August 1, 2013 (the "Original Filing"), solely to update the Report of our Independent Registered Public Accounting Firm on our financial statements contained in “Item 8. Financial Statements and Supplementary Data” to reference the restatement described in the Original Filing, as required by paragraph 9 of PCAOB Auditing Standard No. 6. Further, as required by SEC rules, we are including the entirety of Item 8 of Form 10-K in this Amendment; however, there have been no changes to our financial statements contained in the Original Filing. The sole change is to add a reference to the restatement in our auditor's report.

No other item or disclosure appearing in the Original Filing is affected by this Amendment. This Amendment is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update other items or disclosures in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

In this Amendment, “the Company,” “we”, “us” and “our” refer to Maxwell Technologies, Inc. and its subsidiaries.

Table of Contents

		Page

	PART II

Item 8.	Financial Statements and Supplementary Data	1

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	55

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto appear on pages 1 to 52 of this Amendment.
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
As discussed in Note 2 to the financial statements, the 2011 financial statements have been restated to correct for misstatements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maxwell Technologies, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 1, 2013 expressed an adverse opinion on the effectiveness of Maxwell Technologies, Inc.’s internal control over financial reporting.

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
1.     Financial Statements. The consolidated financial statements required by this item are submitted in a separate section beginning on page 2 of this Annual Report on Form 10-K.
2.     Financial Statement Schedules. The financial statement schedule entitled “Valuation and Qualifying Accounts” required by this item is submitted in a separate section beginning on page 54 of this Annual Report on Form 10-K.
3.    Exhibits. See the exhibit index to this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of October 2013.

MAXWELL TECHNOLOGIES, INC.

By:	/S/ DAVID J. SCHRAMM
David J. Schramm President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

23.2	Consent of Independent Registered Public Accounting Firm. *

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

__________

*	Filed herewith.

**	Previously furnished with Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on August 1, 2013 (SEC File No. 001-15477).