Form 10-Q
period 2013-09-30
MAXWELL TECHNOLOGIES INC
filed 2013-10-24
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of October 15, 2013 is 29,641,276 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2013

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
In addition, operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2013.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$37,047	$28,739
Restricted cash	4,050	—
Trade and other accounts receivable, net of allowance for doubtful accounts of $133 and $157, at September 30, 2013 and December 31, 2012, respectively	29,370	33,420
Inventories	42,576	41,620
Prepaid expenses and other current assets	3,190	3,228
Total current assets	116,233	107,007
Property and equipment, net	41,976	36,235
Intangible assets, net	420	669
Goodwill	25,678	25,416
Pension asset	7,733	6,939
Other non-current assets	331	206
Total assets	$192,371	$176,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,829	$27,181
Accrued warranty	129	269
Accrued employee compensation	8,344	4,743
Deferred revenue	2,594	6,408
Short-term borrowings and current portion of long-term debt	8,253	9,452
Deferred tax liability	980	980
Total current liabilities	50,129	49,033
Deferred tax liability, long-term	1,376	1,384
Long-term debt, excluding current portion	86	83
Other long-term liabilities	2,280	1,039
Total liabilities	53,871	51,539
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,641 and 29,162 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2,961	2,913
Additional paid-in capital	270,455	267,623
Accumulated deficit	(148,980)	(158,134)
Accumulated other comprehensive income	14,064	12,531
Total stockholders’ equity	138,500	124,933
Total liabilities and stockholders’ equity	$192,371	$176,472
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2012		2012
	2013	(Restated)	2013	(Restated)
Revenue	$51,197	$42,713	$154,555	$114,755
Cost of revenue	30,084	24,571	93,636	66,932
Gross profit	21,113	18,142	60,919	47,823
Operating expenses:
Selling, general and administrative	9,455	7,342	32,945	25,539
Research and development	5,450	5,084	16,851	15,948
Total operating expenses	14,905	12,426	49,796	41,487
Income from operations	6,208	5,716	11,123	6,336
Interest expense, net	36	56	121	138
Amortization of debt discount and prepaid debt costs	16	16	46	42
Income from operations before income taxes	6,156	5,644	10,956	6,156
Income tax provision	129	416	1,802	1,849
Net income	$6,027	$5,228	$9,154	$4,307
Net income per share:
Basic	$0.21	$0.18	$0.32	$0.15
Diluted	$0.21	$0.18	$0.32	$0.15
Weighted average common shares outstanding:
Basic	28,884	28,736	28,857	28,511
Diluted	28,940	28,748	28,883	28,695
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2012		2012
	2013	(Restated)	2013	(Restated)
Net income	$6,027	$5,228	$9,154	$4,307
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,778	718	1,391	(176)
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax benefit of $7 and $8 for the three months ended September 30, 2013 and 2012, respectively; net of tax benefit of $21 and $24 for the nine months ended September 30, 2013 and 2012, respectively	38	45	114	138
Amortization of prior service cost, net of tax benefit of $1 for both the three months ended September 30, 2013 and 2012; net of tax benefit of $7 and $5 for the nine months ended September 30, 2013 and 2012, respectively	10	10	28	27
Other comprehensive income (loss), net of tax	3,826	773	1,533	(11)
Comprehensive income	$9,853	$6,001	$10,687	$4,296
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
		2012
	2013	(Restated)
OPERATING ACTIVITIES:
Net income	$9,154	$4,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,518	5,104
Amortization of intangible assets	247	351
Amortization of debt discount and prepaid debt costs	46	42
Pension cost	15	135
Stock-based compensation expense	2,622	2,561
Recovery of losses on accounts receivable	(24)	(110)
Changes in operating assets and liabilities:
Trade and other accounts receivable	4,081	(10,782)
Inventories	(861)	(10,570)
Prepaid expenses and other assets	(82)	339
Accounts payable and accrued liabilities	2,016	(4,078)
Deferred revenue	(3,814)	4,107
Accrued employee compensation	3,570	723
Deferred tax liability, long term	(8)	(1,396)
Other long-term liabilities	1,235	(2,326)
Net cash provided by (used in) operating activities	24,715	(11,593)
INVESTING ACTIVITIES:
Purchases of property and equipment	(11,716)	(13,121)
Restricted cash	(2,300)	—
Net cash used in investing activities	(14,016)	(13,121)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(7,782)	(6,890)
Proceeds from long-term and short-term borrowings	6,475	11,230
Proceeds from sale of common stock, net of offering costs	—	10,283
Repurchase of shares	(47)	(319)
Proceeds from issuance of common stock under equity compensation plans	305	1,737
Restricted cash - compensating balance	(1,750)	—
Net cash (used in) provided by financing activities	(2,799)	16,041
Increase (decrease) in cash and cash equivalents from operations	7,900	(8,673)
Effect of exchange rate changes on cash and cash equivalents	408	(543)
Increase (decrease) in cash and cash equivalents	8,308	(9,216)
Cash and cash equivalents, beginning of period	28,739	29,289
Cash and cash equivalents, end of period	$37,047	$20,073
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
Restricted Cash
As of September 30, 2013, the Company had restricted cash of $4.1 million.  Restricted cash of $2.3 million relates to a stand-by letter of credit that provides financial assurance the Company will fulfill certain contractual obligations. Restricted cash of $1.8 million represents a compensating balance on deposit with the bank as collateral for outstanding borrowings with the bank. The cash balances are restricted to withdrawal and classified as current assets on the balance sheet because the restrictions are expected to be released not later than one year from the balance sheet date of September 30, 2013.
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
Beginning in the fourth quarter of 2011, for three distributors of the Company's products, the Company offered extended payment terms which allowed these distributors to pay the Company after they received payment from their customer, with respect to certain sales transactions. Also beginning in the fourth quarter of 2011, for one other distributor of the Company's products, the Company offered return rights and profit margin protection with respect to certain sales transactions. Therefore, for these four distributors, the Company determined that the revenue recognition criteria of SAB 101 and 104 were not met at the time of shipment, as there was no fixed or determinable price, nor was collection reasonably assured, at least with respect to certain sales transactions. As a result, for the three distributors provided with extended payment terms, which did not provide for a fixed or determinable price, the Company determined to defer the recognition of revenue on all sales beginning in the fourth quarter of 2011 to the period in which cash is received. For the one distributor provided with return rights and profit margin protection, for which the Company could not estimate exposure, the Company determined to defer the recognition of revenue on all sales beginning in the fourth quarter of 2011 until the distributor confirmed with the Company that they were not entitled to any further returns or credits. During third quarter of 2013, this distributor confirmed with the Company that they were not entitled to any further returns or credits, therefore, previously deferred revenue related to this distributor was recognized in the quarter ended September 30, 2013.

Related to these arrangements, as well as other less significant arrangements requiring the deferral of revenue, for the three and nine months ended September 30, 2013, the Company deferred revenue recognition on net sales of $3.9 million and $13.4 million, respectively, and recognized previously deferred revenue of $15.2 million and $24.9 million, respectively. For the three and nine months ended September 30, 2012, the Company deferred revenue recognition on net sales of $4.0 million and $16.9 million, respectively, and recognized previously deferred revenue of $1.2 million and $6.6 million, respectively. The Company has recorded the cost basis of inventory shipped to customers for which revenue has been deferred of approximately $3.2 million and $9.2 million at September 30, 2013 and December 31, 2012 , respectively, in "inventory" in the condensed consolidated balance sheets.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2012		2012
	2013	(Restated)	2013	(Restated)
Numerator
Net income	$6,027	$5,228	$9,154	$4,307
Denominator
Weighted-average common shares outstanding	28,884	28,736	28,857	28,511
Effect of potentially dilutive securities:
Options to purchase common stock	35	8	17	153
Restricted stock awards	1	3	4	11
Restricted stock unit awards	20	—	5	3
Employee stock purchase plan	—	1	—	17
Weighted-average common shares outstanding, assuming dilution	28,940	28,748	28,883	28,695
Net income per share
Basic	$0.21	$0.18	$0.32	$0.15
Diluted	$0.21	$0.18	$0.32	$0.15
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Outstanding options to purchase common stock	543	920	743	549
Unvested restricted stock awards	455	337	455	338
Unvested restricted stock unit awards	—	20	13	17
Note 2 – Restatement of Previously Issued Financial Statements
This footnote discusses the restatement of the Company's previously issued consolidated financial statements for the first three quarters of the fiscal year ended December 31, 2012, for the fiscal year ended December 31, 2011, and for each of the interim periods within the fiscal year ended December 31, 2011, which were restated in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on August 1, 2013.

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

•
Beginning in the period in which the investigation revealed return rights and profit margin protection for one distributor, the Company determined it appropriate to defer revenue recognition on all sales to this distributor until the distributor confirmed with the Company that they are not entitled to any further returns or credits. For this distributor, the deferral of revenue on this basis was determined to be appropriate beginning in the fourth quarter of 2011. In the third quarter of 2013, the distributor confirmed with the Company that they are not entitled to any further returns or credits, and previous sales of $9.5 million for which revenue had been deferred were recognized as revenue.

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
The Company's previously filed annual report on Form 10-K for the fiscal year ended December 31, 2011, and its quarterly reports on Form 10-Q for the periods affected by the restatements, other than the quarterly report on Form 10-Q for the period ended September 30, 2012, have not been amended. Accordingly, investors should no longer rely upon the Company's previously released financial statements for any quarterly or annual periods after and including the quarter ended March 31, 2011 (other than as set forth in the amendment to the quarterly report on Form 10-Q for the period ended September 30, 2012 filed with the SEC on August 14, 2013), and any earnings releases or other communications relating to these periods. See Note 2, Restatement of Previously Issued Financial Statements and Financial Information, and Note 15, Unaudited Quarterly Financial Information, of the Notes to the Consolidated Financial Statements, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for the impact of these adjustments for the full fiscal year ended December 31, 2011, and the first three quarters of the fiscal year ended December 31, 2012 and each of the quarterly periods in the fiscal year ended December 31, 2011, respectively.
Restatement Adjustments
Restatement Adjustments Related to Sales Arrangements
Several adjustments were made to the Company's previously filed consolidated financial statements as a result of the restatement in order to reflect revenue recognition in the appropriate periods as discussed above. Accordingly, for the subject sales transactions, revenue and accounts receivable balances were reduced by an equivalent amount in the period that the sale was originally recorded as revenue, and revenue was increased in the subsequent period in which the criteria for revenue recognition were met. Further, for the subject sales transactions, cost of revenue was reduced, and inventory was increased, in the period that the sale was originally recorded as revenue, and cost of revenue was increased, and inventory was reduced, in the period the sale was ultimately recorded as revenue. However, for sales to one distributor in which revenue was being deferred until the Company determined that the distributor was not entitled to any further returns or credits, as discussed above, the increase to revenue, and the related reduction to inventory and increase to cost of revenue, were recorded in the third quarter of 2013 when this determination was made.
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
Other Restatement Adjustments
Since the Company's determination to restate its previously issued financial statements constituted an event of default under the terms of its credit facility, the bank has the right to require immediate payment of the outstanding borrowings. As a result restatement adjustments were recorded to reclassify the amounts outstanding under the credit facility from long-term debt to current liabilities as of each respective balance sheet date. In addition, an insignificant amount of debt issuance costs were reclassified from a long-term asset to a short-term asset, consistent with the classification of the related debt. In June 2013, the Company entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies to call our outstanding debt under the credit facility in connection with the events of default for a period terminating on the earlier of September 30, 2013 or the occurrence of any additional events of default. Although the forbearance period has lapsed, the bank has not taken any action to date to call the outstanding debt.
Further, a restatement adjustment was made to reclassify a legal settlement with a customer from selling, general and administrative expense to contra-revenue in the second quarter of 2011 in the amount of $2.6 million. Certain other immaterial adjustments were made in connection with the restatement.
The restatement adjustments did not impact the Company's previously reported tax provision or benefit in any of the affected periods, other than a $54,000 decrease in the income tax provision for the quarter ended September 30, 2012, as all of the restatement adjustments were related to our U.S. operations, for which the Company has significant net operating loss carryforwards and has not recorded significant income tax expense or benefit in any period to date. However, the restatement adjustments did impact the composition of the Company's deferred tax assets and liabilities as of December 31, 2011 as presented in Note 10, Income Taxes, of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
The restated condensed quarterly consolidated statement of operations for the third quarter of fiscal year 2012 is presented below (in thousands, except per share data):

	Three months ended September 30, 2012
	As previously reported	Restatement Adjustments	Restated
Revenue	$43,907	$(1,194)	$42,713
Cost of revenue	25,534	(963)	24,571
Gross profit	18,373	(231)	18,142
Operating expenses:
Selling, general and administrative	7,344	(2)	7,342
Research and development	5,084	—	5,084
Total operating expenses	12,428	(2)	12,426
Income from operations	5,945	(229)	5,716
Interest expense, net	(56)	—	(56)
Amortization of debt discount and prepaid debt costs	(16)	—	(16)
Income from operations before income taxes	5,873	(229)	5,644
Income tax provision	470	(54)	416
Net income	$5,403	$(175)	$5,228
Net income per share:
Basic	$0.19	$(0.01)	$0.18
Diluted	$0.19	$(0.01)	$0.18
Weighted average common shares outstanding:
Basic	28,736		28,736
Diluted	28,748		28,748

The restated condensed consolidated statement of operations for the nine months ended September 30, 2012 is presented below (in thousands):

	Nine Months Ended September 30, 2012
	As previously reported	Restatement Adjustments	Restated
Revenue	$123,993	$(9,238)	$114,755
Cost of revenue	72,503	(5,571)	66,932
Gross profit	51,490	(3,667)	47,823
Operating expenses:
Selling, general and administrative	24,868	671	25,539
Research and development	15,974	(26)	15,948
Total operating expenses	40,842	645	41,487
Income from operations	10,648	(4,312)	6,336
Interest expense, net	(138)	—	(138)
Amortization of debt discount and prepaid debt costs	(42)	—	(42)
Income from operations before income taxes	10,468	(4,312)	6,156
Income tax provision	1,903	(54)	1,849
Net income	$8,565	$(4,258)	$4,307
Net income per share:
Basic	$0.30	$(0.15)	$0.15
Diluted	$0.30	$(0.15)	$0.15
Weighted average common shares outstanding:
Basic	28,511		28,511
Diluted	28,695		28,695

The restated condensed consolidated statement of cash flows for the nine months ended September 30, 2012 is presented below (in thousands):

	Nine months ended September 30, 2012
	As previously reported	Restatement Adjustments	Restated
OPERATING ACTIVITIES:
Net income	$8,565	$(4,258)	$4,307
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,104	—	5,104
Amortization of intangible assets	351	—	351
Amortization of debt discount and prepaid debt costs	42	—	42
Pension cost	135	—	135
Stock-based compensation expense	2,561	—	2,561
Recovery of losses on accounts receivable	(237)	127	(110)
Changes in operating assets and liabilities:
Trade and other accounts receivable	(16,673)	5,891	(10,782)
Inventories	(4,700)	(5,870)	(10,570)
Prepaid expenses and other assets	478	(139)	339
Accounts payable and accrued liabilities	(3,892)	(186)	(4,078)
Deferred revenue	266	3,841	4,107
Accrued employee compensation	(1,296)	2,019	723
Deferred tax liability, long term	29	(1,425)	(1,396)
Other long-term liabilities	(2,326)	—	(2,326)
Net cash used in operating activities	(11,593)	—	(11,593)
INVESTING ACTIVITIES:
Purchases of property and equipment	(13,121)	—	(13,121)
Net cash used in investing activities	(13,121)	—	(13,121)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(6,890)	—	(6,890)
Proceeds from long-term and short-term borrowings	11,230	—	11,230
Proceeds from sale of common stock, net of offering costs	10,283	—	10,283
Repurchase of shares	(319)	—	(319)
Proceeds from issuance of common stock under equity compensation plans	1,737	—	1,737
Net cash provided by financing activities	16,041	—	16,041
Decrease in cash and cash equivalents from operations	(8,673)	—	(8,673)
Effect of exchange rate changes on cash and cash equivalents	(543)	—	(543)
Decrease in cash and cash equivalents	(9,216)	—	(9,216)
Cash and cash equivalents, beginning of period	29,289	—	29,289
Cash and cash equivalents, end of period	$20,073	$—	$20,073

Note 3 – Balance Sheet Details (in thousands)
Inventories

	September 30, 2013	December 31, 2012

Raw material and purchased parts	$14,218	$13,114
Work-in-process	3,262	1,753
Finished goods	21,890	17,511
Consigned finished goods	3,206	9,242
Total inventories	$42,576	$41,620
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of September 30, 2013
Patents	$2,476	$(2,056)	$—	$420
Developed core technology	1,100	(1,100)	—	—
Patent license agreement	741	(741)	—	—
Total intangible assets at September 30, 2013	$4,317	$(3,897)	$—	$420

	Gross Carrying Value	Accumulated Amortization	Foreign Currency Adjustment	Net Carrying Value
As of December 31, 2012
Patents	$2,476	$(1,903)	$—	$573
Developed core technology	1,100	(1,100)	—	—
Patent license agreement	741	(606)	(39)	96
Total intangible assets at December 31, 2012	$4,317	$(3,609)	$(39)	$669
Goodwill
The change in the carrying amount of goodwill from December 31, 2012 to September 30, 2013 is as follows:

Balance at December 31, 2012	$25,416
Foreign currency translation adjustments	262
Balance at September 30, 2013	$25,678
Accrued Warranty

	Nine Months Ended
	September 30,
	2013	2012
Beginning balance	$269	$258
Product warranties issued	215	278
Settlement of warranties	(212)	(154)
Change related to preexisting warranties	(143)	(138)
Ending balance	$129	$244

Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations
Balance as of December 31, 2012	$16,376	$(3,845)	$12,531
Other comprehensive income before reclassification	1,391	—	1,391
Amounts reclassified from accumulated other comprehensive income	—	142	142	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for nine months ended September 30, 2013	1,391	142	1,533
Balance as of September 30, 2013	$17,767	$(3,703)	$14,064
Note 4 – Credit Facility
In December 2011, the Company obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Credit Facility”). In general, amounts borrowed under the Credit Facility are secured by a lien on all of the Company’s assets other than its intellectual property. In addition, under the credit agreement, the Company is required to pledge 65.0% of its equity interests in its Swiss subsidiary. The Company has also agreed not to encumber any of its intellectual property. The agreement contains certain restrictive covenants that limit the Company’s ability to, amongst other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on its property; (iii) enter into a merger or similar transaction; (iv) invest in another entity; (v) declare or pay dividends; and (vi) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that the Company is in violation of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that the Company must meet during the term of the credit agreement include quarterly minimum liquidity ratios, minimum quick ratios and EBITDA (earnings before interest taxes depreciation and amortization) targets and an annual net income target. Borrowings under the Credit Facility bear interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at the Company's option subject to certain limitations. Further, the Company incurs an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit.
As a result of the restatement of prior period financial statements, as such financial information was previously submitted to the bank and has since proven to be materially incorrect, the Company was in default with respect to the terms of the credit agreement beginning in the fourth quarter of 2011. In addition, the Company was not in compliance with the financial covenants pertaining to the annual minimum net income target for the fiscal year ended December 31, 2011, and the quarterly EBITDA covenant for the first quarter of 2013. These violations represent events of default under the terms of the Credit Facility. As a result of this noncompliance, the bank's obligation to extend any further credit has ceased and terminated.
In June 2013, the Company entered into a forbearance agreement with the bank (“the Forbearance Agreement”). Pursuant to the terms of the Forbearance Agreement, the bank agreed to forbear from further exercise of its rights and remedies under the credit agreement to call the Company's outstanding debt obligation in connection with the events of default for a period terminating on the earlier of September 30, 2013 or the occurrence of any additional events of default. Although the forbearance period has lapsed, the bank has not taken any action to date to call the outstanding debt. In connection with the execution of the Forbearance Agreement, in June 2013, the Company posted a cash deposit of $1.8 million with the bank and granted the bank a security interest therein, which will remain restricted until the bank may determine to waive the existing events of defaults discussed above, or the loan is satisfied.
As borrowings outstanding under the Credit Facility were callable by the bank for each of the quarterly and annual periods since and including the fourth quarter of 2011, borrowings outstanding under the Credit Facility have been classified as a current obligation in the each of the accompanying condensed consolidated balance sheets.
As of September 30, 2013, $2.7 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of September 30, 2013). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of September 30, 2013, no amounts were outstanding under the Revolving Line of Credit. Further, as of September 30, 2013, the Company was not eligible to borrow any additional amounts under the Credit Facility, as a result of the events of default discussed above.

Note 5 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of September 30, 2013, the financial instruments to which this topic applied were foreign currency forward contracts. As of September 30, 2013, the fair value of these foreign currency forward contracts was a liability of $977,000 which is recorded in “accounts payable and accrued liabilities” in the consolidated balance sheet. The fair value of these derivative instruments is measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC.
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
The net gains and losses on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$2	$1	$32	$1
Selling, general and administrative	1,377	174	(2)	(308)
Total gain (loss)	$1,379	$175	$30	$(307)
The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$(3)	$(1)	$(28)	$13
Selling, general and administrative	(1,545)	(357)	(503)	(100)
Total gain (loss)	$(1,548)	$(358)	$(531)	$(87)
As of September 30, 2013, the total notional amount of foreign currency forward contracts not designated as hedges was $33.2 million.
The following table presents gross amounts, amounts offset and net amounts presented in the condensed consolidated balance sheets for the Company's derivative instruments measured at fair value (in thousands):

	September 30, 2013	December 31, 2012
Gross amounts of recognized assets (liabilities)	$(901)	$394
Gross amounts offset in the condensed consolidated balance sheets	76	65
Net amount of recognized asset (liability) presented in the condensed consolidated balance sheets	$(977)	$329
The Company has the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. For additional information, refer to Note 5 – Fair Value Measurements.

Note 7 – Stock Plans
The Company has two active stock-based compensation plans as of September 30, 2013: the 2004 Employee Stock Purchase Plan and the 2005 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
Stock Options
Compensation expense recognized from employee stock options for the three months ended September 30, 2013 and 2012 was a benefit of $32,000 and an expense of $156,000, respectively, and an expense of $307,000 and $867,000 for the nine months ended September 30, 2013 and 2012, respectively. Beginning in 2011, the Company ceased granting stock options and began granting restricted stock awards to employees as part of its annual equity incentive award program. However, during the three months ended June 30, 2013, the Company granted 75,000 stock options to its new chief operating officer upon his initial retention. This option vests in equal annual installments over four years from the date of grant. The Company may determine to grant stock options in the future under its equity incentive plan. The fair value of the stock option granted was estimated using the Black-Scholes valuation model with the following assumptions:

Nine Months Ended
September 30,
2013
Expected dividends	$—
Exercise price	$6.80
Expected volatility	68.6%
Average risk-free interest rate	1.1%
Expected life/term (in years)	4.8
Fair value per share	$3.72
Restricted Stock Awards
During the three months ended September 30, 2013, the Company issued 62,500 shares under a restricted stock award which had a grant date fair value per share of $9.14. The Company did not grant any restricted stock awards during the three months ended September 30, 2012. During the nine months ended September 30, 2013 and 2012, the Company issued 367,643 and 251,066 shares, respectively, under restricted stock awards which had an average grant date fair value per share of $10.42 and $20.81, respectively. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service-based restricted stock	$523	$369	$1,793	$1,216
Performance-based restricted stock	40	(198)	82	(37)
Total compensation expense recognized for restricted stock awards	$563	$171	$1,875	$1,179
Restricted Stock Units
Beginning in 2011, non-employee directors receive an annual restricted stock unit award, normally in February of each year, as part of their annual retainer compensation which vests one year from the date of grant. During the three months ended September 30, 2013, a new, non-employee directors was granted an award of 12,978 restricted stock units with a grant date fair value per share of $9.14. During the three months ended September 30, 2012, no restricted stock units were granted. During the nine months ended September 30, 2013 and 2012, non-employee directors were granted a total of 69,594 and 20,342 restricted stock units, respectively, with an average grant date fair value per share of $10.25 and $20.65, respectively.
Total compensation expense recognized for service-based restricted stock unit awards was $188,000 and $106,000 during the three months ended September 30, 2013 and 2012, respectively, and $440,000 and $316,000 for the nine months ended September 30, 2013 and 2012, respectively.

Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period. In 2013, the Company had suspended its ESPP Plan because the registration statement on Form S-8 became ineffective as a result of past due SEC filings. In October 2013 the Company began a new, shortened offering period which is scheduled to end on December 31, 2013.
Compensation expense recognized for the ESPP for the three months ended September 30, 2012 was $72,000, and $199,000 for the nine months ended September 30, 2012. During the three and nine months ended September 30, 2013, no shares were issued under the ESPP. The fair value of the ESPP shares was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012
Expected dividends	$—	$—
Exercise price	$5.58	$8.93
Expected volatility	83%	75%
Average risk-free interest rate	0.16%	0.12%
Expected life/term (in years)	0.5	0.5
Fair value per share	$2.78	$3.79
Stock-based Compensation Expense
Compensation cost for restricted stock, restricted stock units, employee stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$228	$163	$762	$543
Selling, general and administrative	332	213	1,337	1,586
Research and development	159	129	523	432
Total stock-based compensation expense	$719	$505	$2,622	$2,561
Note 8 – Stock Offering
In April 2011, the Company filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of its common stock, warrants or debt securities. During the quarter ended March 31, 2012, the Company sold a total of 572,510 shares of its common stock for net proceeds of $10.3 million pursuant to an At-the-Market Equity Offering Sales Agreement with Citadel Securities LLC dated February 2012. No shares have been sold subsequent to the quarter ended March 31, 2012.
As a result of the restatement of our previously issued financial statements, as described in Note 2, the Company is no longer in compliance with the ongoing eligibility requirements of this shelf registration statement on Form S-3, and the shelf registration statement is therefore no longer effective.
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

Components of net periodic pension cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$207	$164	$618	$502
Interest cost	125	159	374	487
Expected return on plan assets	(383)	(342)	(1,145)	(1,048)
Prior service cost amortization	11	11	33	32
Deferred loss amortization	45	53	135	162
Net periodic pension cost	$5	$45	$15	$135
Employer contributions of $178,000 and $173,000 were paid during the three months ended September 30, 2013 and 2012, respectively. Employer contributions of $539,000 and $544,000 were paid during the nine months ended September 30, 2013 and 2012, respectively. Additional employer contributions of approximately $128,000 are expected to be paid during the remainder of fiscal 2013.
Note 10 – Legal Proceedings
Although the Company expects to incur significant legal costs in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal costs and therefore, such costs will be expensed in the period the legal services are performed.
FCPA Matter
As a result of being a publicly traded company in the U.S., we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or retaining business. Beginning in 2009, we conducted an internal review into payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. In January 2011, we reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities laws violations. We settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, we agreed to pay a total of approximately $6.4 million in profit disgorgement and prejudgment interest, in two installments, with almost $3.2 million paid in each of the first quarters of 2011 and 2012. Under the terms of the settlement with the DOJ, we agreed to pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011 and $2.3 million paid in each of the first quarters of 2012 and 2013. As part of the settlement, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ. If we remain in compliance with the terms of the DPA, at the conclusion of the term, the charges against us asserted by the DOJ will be dismissed with prejudice. Further, under the terms of each agreement, we will periodically report to the SEC and DOJ on our internal compliance program concerning anti-bribery. The final payment of $2.3 million was paid in full on January 25, 2013.

On October 15, 2013, the DOJ filed an indictment against one of our former officers, who was Senior Vice President and General Manager of our Swiss subsidiary, in the United States District Court for the Southern District of California.  The indictment is against this former officer, not against us.  We may be required to advance the former officer’s legal fees and costs and to incur other financial obligations.  While we maintain directors’ and officers’ insurance, we cannot determine the extent to which insurance will cover these legal fees and costs.  Legal fees and costs not covered by insurance could have a material impact on our financial condition and results of operation.
Swiss Bribery Matter
In August 2013, our Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office. At the end of the search, the Swiss federal prosecutor presented us with a listing of the materials gathered by the representatives and then removed the materials from our premises for keeping at the prosecutor’s office. By reviewing the items to be seized on the search warrant presented by the Swiss prosecutor’s office, we believe this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. We are in the process of undergoing a comparison of the FCPA statutes and the Swiss bribery laws and regulations in order to determine the amount of overlap between the two matters. We are currently unable to determine the extent to which we will be subject to fines and penalties in accordance with Swiss bribery laws and what additional costs and expenses will be needed to prepare ourselves to defend this matter. During initial discussions, the Swiss prosecutor has acknowledged both the existence of our DPA with the DOJ and our cooperation efforts thereunder, both of which should have a positive impact in our discussions going forward. At this preliminary stage, we cannot determine whether there is a reasonable possibility that a loss will be incurred nor can we estimate the range of potential loss. Accordingly, we have not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
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
Securities Class Action Matter
From March 13, 2013 through April 19, 2013, four purported shareholder class actions were filed in the United States District Court for the Southern District of California against us and three of our current and former officers. These actions are entitled Foster v. Maxwell Technologies, Inc., et al., Case No. 13-cv-0580 (S.D. Cal. filed March 13, 2013), Weinstein v. Maxwell Technologies, Inc., et al., No. 13-cv-0686 (S.D. Cal. filed March 21, 2013), Abanades v. Maxwell Technologies, Inc., et al., No. 13-cv-0867 (S.D. Cal. filed April 11, 2013), and Mebarak v. Maxwell Technologies, Inc., et al., No. 13-cv-0942 (S.D. Cal. filed April 19, 2013). The complaints allege that the defendants made false and misleading statements regarding our financial performance and business prospects and overstated our reported revenue. The complaints purport to assert claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of all persons who purchased our common stock between April 28, 2011 and March 7, 2013, inclusive. The complaints seek unspecified monetary damages and attorneys' fees and costs. On May 13, 2013, four prospective lead plaintiffs filed motions to consolidate the four actions and to be appointed lead plaintiff. On June 11, 2013, the Court vacated the hearing on those motions and indicated that it would issue a written order. To date, the Court has yet to issue an order on the motions for consolidation and identification of a lead plaintiff. At this preliminary stage, we cannot determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the range of potential loss. Accordingly, we have not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Federal Shareholder Derivative Matter
On April 23, 2013 and May 7, 2013, two shareholder derivative actions were filed in the United States District Court for the Southern District of California, entitled Kienzle v. Schramm, et al., Case No. 13-cv-0966 (S.D. Cal. filed April 23, 2013) and Agrawal v. Cortes, et al., Case No. 13-cv-1084 (S.D. Cal. filed May 7, 2013). The complaints name as defendants certain of our current and former officers and directors and name us as a nominal defendant. The complaints allege that the individual defendants caused or allowed us to issue false and misleading statements about our financial condition, operations, management, and internal controls and falsely represented that we maintained adequate controls. The complaints assert causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits seek unspecified damages, an order directing us to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits, and other compensation, attorneys' and experts' fees, and costs and expenses. On June 10, 2013, the parties filed a joint motion to consolidate the two actions. The Court has not yet ruled on that motion. On September 26, 2013, the plaintiffs filed a motion to stay this case until the resolution of the similar derivative action pending in the California Superior Court for the County of San Diego. We opposed this motion to stay. The hearing on this motion is scheduled for October 27, 2013. Because this action is derivative in nature, it does not seek monetary damages from us. However, we may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.

State Shareholder Derivative Matter
On April 11, 2013 and April 18, 2013, two shareholder derivative actions were filed in California Superior Court for the County of San Diego, entitled Warsh v. Schramm, et al., Case No. 37-2013-00043884 (San Diego Sup. Ct. filed April 11, 2013) and Neville v. Cortes, et al., Case No. 37-2013-00044911-CU-BT-CTL (San Diego Sup. Ct. filed April 18, 2013). The complaints name as defendants certain of our current and former officers and directors as well as our former auditor McGladrey LLP. We are named as a nominal defendant. The complaints allege that the individual defendants made or caused us to make false and/or misleading statements regarding our financial condition, and failed to disclose material adverse facts about our business, operations and prospects. The complaints assert causes of action for breaches of fiduciary duty for disseminating false and misleading information, failing to maintain internal controls, and failing to properly oversee and manage the company, as well as for unjust enrichment, abuse of control, gross mismanagement, professional negligence and accounting malpractice, and aiding and abetting breaches of fiduciary duty. The lawsuits seek unspecified damages, an order directing us to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits and other compensation, attorneys' and experts' fees, and costs and expenses. On May 7, 2013, the Court consolidated the two actions. We filed a motion to stay the consolidated action on July 2, 2013. On September 27, 2013, the Court heard oral arguments on the motion to stay and continued the hearing on this motion until the resolution of the motion to stay pending in the federal derivative action referenced above. Because this action is derivative in nature, it does not seek monetary damages from us. However, we may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Shareholder Demand Letter Matter
On April 9, 2013, Stephen Neville, a purported shareholder of the Company, sent a demand letter to us to inspect our books and records pursuant to California Corporations Code Section 1601. The demand sought inspection of documents related to our March 7, 2013 announcement that we would be restating our previously-issued financial statements for 2011 and 2012, board minutes and committee materials, and other documents related to our board or management discussions regarding revenue recognition from January 1, 2011 to the present. We responded by letter dated April 19, 2013, explaining why we believed that the demand did not appear to be proper. Following receipt of a second letter from Mr. Neville dated April 23, 2013, we explained by letter dated April 29, 2013 why we continue to believe that the inspection demand appears improper. We have not received a further response from Mr. Neville regarding the inspection demand. In conjunction with the state court derivative action referenced above, Mr. Neville filed two motions to compel production of the documents and materials originally sought in the demand letter. On September 27, 2013, the Court heard oral arguments on the motions to compel and, in line with the continuance on the motion to stay, likewise continued the hearing on the motions to compel pending resolution of the motions to stay in both the federal and state derivative actions referenced above. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Note 11 – Subsequent Event
On October 24, 2013, David J. Schramm announced that he will retire from his position as President, Chief Executive Officer and a director of the Company effective as of December 31, 2013. On October 23, 2013, the Company and Mr. Schramm entered into a Transition and Consulting Agreement (the “Transition Agreement”) wherein Mr. Schramm will serve as a senior advisor to the Company during the period commencing on January 1, 2014 and ending on December 31, 2015, or such earlier date on which Mr. Schramm or the Company may terminate the consulting relationship. In consideration for Mr. Schramm’s service as a senior advisor, as well as other terms and conditions of the Transition Agreement, the Company will continue to pay Mr. Schramm his current base salary on a monthly basis, and Mr. Schramm’s existing stock options, all of which are vested, will remain exercisable during the term of his service as an advisor. In addition, his restricted stock awards, except those granted to him in February 2013 which will be forfeited, will continue to vest according to their original vesting schedule as long as Mr. Schramm remains in service to the Company as a senior advisor. Refer to the Company’s current report on Form 8-K filed on October 24, 2013 for additional information. As of the date of filing this quarterly report on Form 10-Q for the quarter ended September 30, 2013, the Company has not completed its accounting analysis of the terms and conditions of the Transition Agreement and is therefore unable to estimate the financial statement impact to the fourth quarter of 2013 or any future periods that may be impacted.

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

Restatement of Previously Issued Financial Statements
The following sections discuss the restatement of our previously issued consolidated financial statements for the first three quarters of the fiscal year ended December 31, 2012, for the fiscal year ended December 31, 2011, and for each of the interim periods within the fiscal year ended December 31, 2011, which were restated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on August 1, 2013.
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

•
Beginning in the period in which the investigation revealed return rights and profit margin protection for one distributor, we determined it appropriate to defer revenue recognition on all sales to this distributor until the distributor confirmed with us that they are not entitled to any further returns or credits. For this distributor, the deferral of revenue on this basis was determined to be appropriate beginning in the fourth quarter of 2011. In the third quarter of 2013, the distributor confirmed with us that they are not entitled to any further returns or credits, and previous sales of $9.5 million for which revenue had been deferred were recognized as revenue.

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
Our previously filed annual report on Form 10-K for the fiscal year ended December 31, 2011, and our quarterly reports on Form 10-Q for the periods affected by the restatements, other than the quarterly report on Form 10-Q for the period ended September 30, 2012, have not been amended. Accordingly, investors should no longer rely upon our previously released financial statements for any quarterly or annual periods after and including the quarter ended March 31, 2011 (other than as set forth in the amendment to the quarterly report on Form 10-Q for the period ended September 30, 2012 filed with the SEC on August 14, 2013), and any earnings releases or other communications relating to these periods. See Note 2, Restatement of Previously Issued Financial Statements and Financial Information, and Note 15, Unaudited Quarterly Financial Information, of the Notes to the Consolidated Financial Statements, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for the impact of these adjustments for the full fiscal year ended December 31, 2011, and the first three quarters of the fiscal year ended December 31, 2012 and each of the quarterly periods in the fiscal year ended December 31, 2011, respectively.
Restatement Adjustments
Restatement Adjustments Related to Sales Arrangements
Several adjustments were made to our previously filed consolidated financial statements as a result of the restatement in order to reflect revenue recognition in the appropriate periods as discussed above. Accordingly, for the subject sales transactions, revenue and accounts receivable balances were reduced by an equivalent amount in the period that the sale was originally recorded as revenue, and revenue was increased in the subsequent period in which the criteria for revenue recognition were met. Further, for the subject sales transactions, cost of revenue was reduced, and inventory was increased, in the period that the sale was originally recorded as revenue, and cost of revenue was increased, and inventory was reduced, in the period the sale was ultimately recorded as revenue. However, for sales to one distributor in which revenue was being deferred until we determined that the distributor was not entitled to any further returns or credits, as discussed above, the increase to revenue, and the related reduction to inventory and increase to cost of revenue, were recorded in the third quarter of 2013 when this determination was made.
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
Other Restatement Adjustments
Since our determination to restate previously issued financial statements constituted an event of default under the terms of our credit facility, the bank has the right to require immediate payment of the outstanding borrowings. As a result restatement adjustments were recorded to reclassify the amounts outstanding under the credit facility from long-term debt to current liabilities as of each respective balance sheet date. In addition, an insignificant amount of debt issuance costs were reclassified from a long-term asset to a short-term asset, consistent with the classification of the related debt. In June 2013, we entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies to call our outstanding debt under the credit facility in connection with the events of default for a period terminating on the earlier of September 30, 2013 or the occurrence of any additional events of default. Although the forbearance period has lapsed, the bank has not taken any action to date to call the outstanding debt.
Further, a restatement adjustment was made to reclassify a legal settlement with a customer from selling, general and administrative expense to contra-revenue in the second quarter of 2011 in the amount of $2.6 million. Certain other immaterial adjustments were made in connection with the restatement, which increased our net loss by $153,000 for the year ended December 31, 2011, and decreased our net income by $170,000 for the nine-months ended September 30, 2012.
The restatement adjustments did not impact our previously reported tax provision or benefit in any of the affected periods, other than a $54,000 decrease in the income tax provision for the quarter ended September 30, 2012, as all of the restatement adjustments were related to our U.S. operations, for which we have significant net operating loss carryforwards and have not recorded significant income tax expense or benefit in any period to date. However, the restatement adjustments did impact the composition of our deferred tax assets and liabilities as of December 31, 2011 as presented in Note 10, Income Taxes, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Nine Months Ended September 30, 2013

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Off Balance Sheet Arrangements
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
In the third quarter of 2013, revenues were $51.2 million, representing an increase of 20% compared with the same period one year ago. This growth is primarily attributable to higher revenue for our ultracapacitor products, for which revenue increased by 30% to $37.0 million in the third quarter of 2013 from $28.3 million in the third quarter of 2012. This increase in revenues for our ultracapacitor products is due to the recognition of previously deferred ultracapacitor revenue, net of revenue deferred on sales in the current quarter, of $11.3 million in the third quarter of 2013 compared with a decrease to revenue recorded in the third quarter of 2012 of $2.8 million related to the net impact of revenue deferrals. This increase in revenue was offset by a decline in revenue associated with reduced ultracapacitor sales in the Chinese hybrid transit bus market in the third quarter of 2013 compared with the third quarter of 2012, due to the expiration of a Chinese government subsidy program for diesel electric hybrid buses and the lack of an announcement of a renewal or replacement of the subsidy program.
Revenues for our high voltage capacitor products were $9.7 million for the third quarter of 2013 as compared with $10.9 million for the same period in the prior year, while revenues for our microelectronics products, which often vary widely quarter to quarter, were $4.5 million for the third quarter of 2013 compared with $3.5 million for the same period in 2012. Overall gross profit margin during the quarter decreased to 41% compared with 42% in the third quarter of 2012, primarily due to sales mix where a higher portion of our sales were from our ultracapacitor products, which tend to have lower margins. Operating expenses were 29% of revenue for both the third quarter of 2013 and 2012.
As of September 30, 2013, we had cash and cash equivalents of $37.0 million with an additional $4.1 million in restricted cash for a total of $41.1 million. Management believes that this available cash balance, combined with cash we expect to generate from operations, will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months.
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
A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including some that are driven by government regulation or are highly dependent on government subsidy programs. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit bus and wind energy markets, which are heavily dependent on government regulation and subsidy. These markets may experience slower rates of growth when there are changes or delays in government policies and subsidy programs that support our sales into these markets. In 2013, the Chinese government subsidy program for diesel electric hybrid buses concluded and an announcement of a renewal or replacement of the subsidy program has not occurred. This resulted in a decline in demand for our products in this market in the third quarter of 2013. However, our Chinese bus customers have indicated that they have received significant orders for battery-powered plug-in hybrid buses, which are subject to a current Chinese government subsidy program, and incorporate ultracapacitor content similar to that for diesel-electric hybrid buses. We are focused on supporting this plug-in hybrid demand, which we expect to contribute to sales of our ultracapacitor products in the fourth quarter of 2013.
Although we believe the long-term prospects for the wind and bus markets remain positive, we are pursuing growth opportunities for our products in other vertical markets, including applications for back-up power, power quality and heavy vehicle engine starting, in order to further diversify our market presence and augment our long-term growth prospects.
Other significant risks and challenges we face include the ability to maintain profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; and hiring, developing and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on trying to grow our revenues and profits, and on developing new products and promoting the value proposition of our products versus competing technologies. In addition, we are in the process of augmenting current manufacturing capacity and infrastructure, which we believe will be sufficient to accommodate potential growth in demand for our products.
Highlights of Nine Months Ended September 30, 2013
During the nine months ended September 30, 2013, we continued to focus on introducing new products, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes. Some of these efforts are described below:

•
In March, at the Mid-America Trucking Show at the Kentucky Expo Center, we demonstrated our ultracapacitor-based Engine Start Module ("ESM"), which delivers quick-burst power to large diesel engines needed to crank in extreme weather, for class 4 to 8 trucks down to minus 40 degrees Fahrenheit. The ESM, which is being evaluated by more than 20 truck fleets, delivers power for hundreds of thousands reliable starts, and in most cases, will outlast the vehicle itself.

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

•
In September, we announced that we were selected to supply ultracapacitors to Caterpillar for a high efficiency energy management system that supports Caterpillar's fuel-saving hydra-electric technology in the industry's largest ever hydraulic mining shovel. The 1,400 ton shovel's energy management system incorporates 98 of Maxwell's 125-volt ultracapacitor modules.

•
Also in September, we announced a collaboration with Celadon, Inc., to provide ultracapacitors for remote controls. The ultracapacitors are expected to lower overall waste and create a worry free experience for end users, who no longer need to deal with remote control battery replacement and disposal.

Results of Operations
The Third Quarter of 2013 Compared with the Third Quarter of 2012
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended
	September 30,
		2012
	2013	(Restated)
Revenue	100%	100%
Cost of revenue	59%	58%
Gross profit	41%	42%
Operating expenses:
Selling, general and administrative	18%	17%
Research and development	11%	12%
Total operating expenses	29%	29%
Income from operations	12%	13%
Interest expense, net	—%	—
Income from operations before income taxes	12%	13%
Income tax provision	—%	1%
Net income	12%	12%
Net income reported for the three months ended September 30, 2013 was $6.0 million, or $0.21 per diluted share, compared with $5.2 million, or $0.18 per diluted share, in the same quarter one year ago. The increase in net income was primarily driven by revenue growth of 20% for the three months ended September 30, 2013 compared with the same period of the prior year.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended September 30, 2013 and 2012 (in thousands, except percentages):

			Quarter Ended
	Quarter Ended		September 30, 2012
	September 30, 2013		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$51,197	100%	$42,713	100%	$8,484	20%
Cost of revenue	30,084	59%	24,571	58%	5,513	22%
Gross profit	$21,113	41%	$18,142	42%	$2,971	16%
Revenue. In the third quarter of 2013, revenue increased 20% to $51.2 million, compared with $42.7 million in the same quarter one year ago. The increase in revenue was influenced primarily by higher revenues for our ultracapacitor product line which increased by 30% to $37.0 million in the third quarter of 2013 from $28.3 million in the third quarter of 2012. This increase in revenues for our ultracapacitor products is attributable to the recognition of previously deferred ultracapacitor revenue, net of revenue deferred on sales during the period, of $11.3 million in the third quarter of 2013 compared with a net decrease to revenue recorded in the third quarter of 2012 of $2.8 million related to the net impact of revenue deferrals. This increase in revenue was offset by a decline in revenue associated with reduced ultracapacitor sales in the Chinese hybrid transit bus market in the third quarter of 2013 compared with the third quarter of 2012, due to the expiration of a Chinese government subsidy program for diesel electric hybrid buses and the lack of an announcement of a renewal or replacement of the subsidy program. Future sales levels for our ultracapacitor products in the hybrid transit bus market are currently uncertain, due to uncertainty as to whether the previous Chinese government subsidy program for hybrid transit vehicles will be replaced.
Revenues for our high voltage products decreased by $1.1 million compared with the same period in the prior year, with total revenues of $9.7 million for the third quarter of 2013, due to reduced global demand for these products. Revenues for our microelectronics products, which tend to vary widely from period to period, increased by $1.0 million for the third quarter of 2013 with total revenues of $4.5 million.
For sales to certain ultracapacitor distributors, we defer revenue recognition to the period in which cash is received as we determined the criteria for revenue recognition under U.S. GAAP are not met at the time of shipment due to certain arrangements with these distributors related to payment terms on sales. In addition, for one ultracapacitor distributor which had been provided with return rights and profit margin protection on certain previous sales, we had determined to defer the recognition of revenue on all sales to this distributor until they confirmed with us that they were not entitled to any further returns or credits. This distributor confirmed with us, in the third quarter of 2013, that they were not entitled to any further returns or credits, therefore, we recognized previously deferred revenue related to this distributor during the third quarter of 2013. Related to these arrangements, as well as other less significant arrangements requiring the deferral of revenue, for the three months ended September 30, 2013, we deferred revenue recognition on net sales of $3.9 million and recognized previously deferred revenue of $15.2 million. For the three months ended September 30, 2012, we deferred revenue recognition on net sales of $4.0 million and recognized previously deferred revenue of $1.2 million.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the quarter ended September 30, 2013 compared with the same period one year ago, revenue was positively impacted by $277,000.
Gross Profit. In the third quarter of 2013, gross profit increased $3.0 million or 16% compared with the third quarter of 2012. As a percentage of revenue, gross profit margin decreased to 41% compared with 42% in the same quarter one year ago. The decrease in gross profit as a percent of revenue was primarily due to sales mix, where a higher proportion of our overall sales volume is related to our ultracapacitor products, which earn lower margins than our other product lines. Of the increase in gross profit in absolute dollars, $2.9 million related to an increase in the volume of sales and $1.3 million related to net reductions in product costs. The net reductions in product costs primarily relate to more favorable pricing for manufacturing services and material costs associated with higher volume, as well as a higher margin rate related to revenue recorded during the quarter that had previously been deferred. Offsetting these impacts was an increase in freight costs of $856,000, primarily related to expedited shipments, and an increase in charges for excess and obsolete inventory of $553,000.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the third quarter of 2013 and 2012 (in thousands, except percentages):

Quarter Ended
	Quarter Ended		September 30, 2012
	September 30, 2013		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Selling, general and administrative	$9,455	18%	$7,342	17%	$2,113	29%
Selling, general and administrative expenses were 18% of revenue for the third quarter of 2013, an increase from 17% in the same quarter one year ago, while total expenses increased by $2.1 million, or 29%. The increase in absolute dollars was primarily driven by an increase in bonus expense of $711,000, as the performance targets under our 2013 bonus program are expected to be achieved, whereas there was a reversal of bonus expense related to our 2012 bonus program in the third quarter of 2012 when it was determined that the performance targets were unlikely to be achieved. Further, there were increases in legal expenses of $540,000, and consulting expenses of $279,000, mainly related to the audit committee's investigation, our internal review and the restatement of previously issued financial statements (see Note 2, Restatement of Previously Issued Financial Statements, of the Notes to the Financial Statements). Finally, labor costs increased by $413,000 due to headcount growth, including the retention of a new Chief Operating Officer, and facilities expenses increased by $198,000 related to the expansion of our headquarters.
Research and Development Expense
The following table presents research and development expense for the third quarter of 2013 and 2012 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	September 30, 2013		September 30, 2012
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$5,450	11%	$5,084	12%	$366	7%
Research and development expenses were 11% of revenue for the third quarter of 2013, down from 12% in the same quarter one year ago, while total expenses increased by $366,000. The increase in absolute dollars was primarily driven by an increase in bonus expense of $229,000, as the performance targets under our 2013 bonus program are expected to be achieved, whereas there was a reversal of bonus expense related to our 2012 bonus program in the third quarter of 2012 when it was determined that the performance targets were unlikely to be achieved. In addition, there was a $231,000 increase in facilities costs due to continued expansion of our research and development facilities.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded an income tax provision of $129,000 for the third quarter of 2013 compared with $416,000 for the same quarter in 2012. This provision is primarily related to taxes on income generated by our Swiss subsidiary. The decline in the income tax provision is due to lower income generated by our Swiss subsidiary for the third quarter of 2013 compared with the third quarter of 2012. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through September 30, 2013. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
The Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Nine Months Ended
	September 30,
		2012
	2013	(Restated)
Revenue	100%	100%
Cost of revenue	61%	58%
Gross profit	39%	42%
Operating expenses:
Selling, general and administrative	21%	22%
Research and development	11%	14%
Total operating expenses	32%	36%
Income from operations	7%	6%
Interest expense, net	—%	1%
Income from operations before income taxes	7%	5%
Income tax provision	1%	1%
Net income	6%	4%
Net income reported for the nine months ended September 30, 2013 was $9.2 million, or $0.32 per diluted share, compared with $4.3 million, or $0.15 per diluted share, in the same period one year ago. The increase in net income was primarily driven by revenue growth of 35% for the nine months ended September 30, 2013 compared with the same period of the prior year, combined with a decline in operating expenses as a percentage of revenue, which were 32% of revenue in the current period, down from 36% in the same period of the prior year.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

			Nine Months Ended
	Nine Months Ended		September 30, 2012
	September 30, 2013		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$154,555	100%	$114,755	100%	$39,800	35%
Cost of revenue	93,636	61%	66,932	58%	26,704	40%
Gross profit	$60,919	39%	$47,823	42%	$13,096	27%
Revenue. In the nine months ended September 30, 2013, revenue increased 35% to $154.6 million, compared with $114.8 million in the same period one year ago. The increase in revenue was primarily due to higher revenues for our ultracapacitor product line which increased by 65% compared with the same period in the prior year. This increase in revenues for our ultracapacitor products is partially attributable to the recognition of previously deferred ultracapacitor revenue, net of revenue deferred on sales during the current period, of $11.5 million in the first nine months of 2013 compared with a net decrease to revenue recorded in the first nine months of 2012 of $10.3 million related to the impact of revenue deferrals. Future sales levels for our ultracapacitor products in the hybrid transit bus market are currently uncertain, due to uncertainty as to whether the previous Chinese government subsidy program for hybrid transit vehicles will be replaced.
Revenues for our high voltage products remained flat compared with the same period in the prior year with total revenues of $34.3 million for the first nine months of 2013, while revenues for our microelectronics products, which tend to vary widely from period to period, decreased by $3.8 million for the nine months ended September 30, 2013 with total revenues of $10.2 million.

For sales to certain ultracapacitor distributors, we defer revenue recognition to the period in which cash is received as we determined the criteria for revenue recognition under U.S. GAAP are not met at the time of shipment due to certain arrangements with these distributors related to payment terms on sales. In addition, for one ultracapacitor distributor which had been provided with return rights and profit margin protection on certain previous sales, we had determined to defer the recognition of revenue on all sales to this distributor until they confirmed with us that they were not entitled to any further returns or credits. This distributor confirmed with us, in the third quarter of 2013, that they were not entitled to any further returns or credits, therefore, we recognized previously deferred revenue related to this distributor during the third quarter of 2013. Related to these arrangements, as well as other less significant arrangements requiring the deferral of revenue, for the nine months ended September 30, 2013, we deferred revenue recognition on net sales of $13.4 million and recognized previously deferred revenue of $24.9 million. For the nine months ended September 30, 2012, we deferred revenue recognition on net sales of $16.9 million and recognized previously deferred revenue of $6.6 million.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the nine months ended September 30, 2013 compared with the same period one year ago, revenue was positively impacted by $96,000.
Gross Profit. During the nine months ended September 30, 2013, gross profit increased $13.1 million or 27% compared with the same period in 2012. As a percentage of revenue, gross profit margin decreased to 39% compared with 42% in the same period one year ago. The decrease in gross profit as a percent of revenue was primarily due to sales mix, where a higher proportion of our overall sales volume was related to our ultracapacitor products, which earn lower margins than our other product lines. Of the increase in gross profit in absolute dollars, $10.5 million related to an increase in the volume of sales and $5.6 million related to net reductions in product costs for our ultracapacitor product line, primarily due to more favorable pricing for manufacturing services and material costs associated with higher volume. Offsetting these increases was an increase in freight costs of $2.5 million primarily related to expedited shipments, and an increase in charges for excess and obsolete inventory of $1.3 million.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the first nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

Nine Months Ended
	Nine Months Ended		September 30, 2012
	September 30, 2013		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Selling, general and administrative	$32,945	21%	$25,539	22%	$7,406	29%
Selling, general and administrative expenses were 21% of revenue for the nine months ended September 30, 2013, a decrease from 22% in the same period one year ago, while total expenses increased by $7.4 million, or 29%. The increase in absolute dollars was primarily driven by an increase in legal expenses of $3.1 million and an increase in audit and tax fees of $1.6 million, mainly related to the audit committee's investigation, our internal review and the restatement of previously issued financial statements (see Note 2, Restatement of Previously Issued Financial Statements, of the Notes to the Financial Statements). In addition, there was an increase in bonus expense of $1.4 million, as the performance targets under our 2013 bonus program are expected to be achieved, whereas there was a reversal of bonus expense related to our 2012 bonus program in the third quarter of 2012 when it was determined that the performance targets were unlikely to be achieved. Finally, there was an increase of $1.2 million in payroll expenses related to increased headcount.
Research and Development Expense
The following table presents research and development expense for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

Nine Months Ended
	Nine Months Ended		September 30, 2012
	September 30, 2013		(Restated)
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$16,851	11%	$15,948	14%	$903	6%

Research and development expenses were 11% of revenue for the nine months ended September 30, 2013, down from 14% in the same period one year ago, while total expenses increased by $903,000, or 6%. The increase in absolute dollars was primarily driven by an increase in facility costs of $675,000 due to continued expansion of our research and development facilities, and an increase in bonus expense of $467,000, as the performance targets under our 2013 bonus program are expected to be achieved, whereas there was a reversal of bonus expense related to our 2012 bonus program in the third quarter of 2012 when it was determined that the performance targets were unlikely to be achieved. Further, there was an increase of $237,000 in payroll expenses related to increased headcount. Offsetting these increases, engineering development expenses decreased by $528,000 primarily related to higher costs incurred in 2012 for the design of the Engine Start Module.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded an income tax provision of $1.8 million for both the nine months ended September 30, 2013 and 2012, respectively. This provision is primarily related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through September 30, 2013. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended September 30,
	2013	2012
Total cash provided by (used in):
Operating activities	$24,715	$(11,593)
Investing activities	(14,016)	(13,121)
Financing activities	(2,799)	16,041
Effect of exchange rate changes on cash and cash equivalents	408	(543)
Increase (decrease) in cash and cash equivalents	$8,308	$(9,216)
Net cash provided by operating activities was $24.7 million for the nine months ended September 30, 2013. Operating cash flows related primarily to net income of $9.2 million, which included non-cash charges of $9.4 million, a decrease in accounts receivable of $4.1 million, a decrease in deferred revenue of $3.8 million, and an increase in accrued employee compensation of $3.6 million. The decrease in accounts receivable was primarily due to higher collections as well as a change in shipment linearity, where shipments occurred more evenly during the third quarter of 2013, as opposed to be more weighted to the end of the quarter, as compared with the fourth quarter of 2012. The decrease in deferred revenue was due to the recognition of previously deferred revenue, offset by the receipt of a significant customer deposit. The increase in accrued employee compensation was primarily due to an increase in accrued bonus as the performance targets under our 2013 bonus program are expected to be achieved whereas there was no bonus accrued at December 31, 2012 related to our 2012 bonus program as the performance targets were not expected to be achieved. Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2012, which related primarily to an increase in accounts receivable due to significant sales in the last month of the quarter, as well as slow payment from several customers, and a decrease in accounts payable and accrued liabilities and other long-term liabilities primarily due to $5.1 million in settlement payments to the SEC and DOJ in the first quarter of 2012 related to the Foreign Corrupt Practices Act matter.
Net cash used in investing activities was $14.0 million and $13.1 million for the nine months ended September 30, 2013 and 2012, respectively, and related to capital expenditures. Capital expenditures in the nine months ended September 30, 2013 were primarily focused on investments in increased production capacity, including equipment for our new manufacturing facility in Peoria, Arizona, our corporate research and development facility in San Diego, California and the expansion of our corporate headquarters. In addition, there was a restriction of cash of $2.3 million related to a stand by letter of credit that provides financial assurance for contractual obligations. In 2012, capital expenditures were primarily focused on investments in increased production capacity, including equipment for our new manufacturing facility in Peoria, Arizona, and our corporate research and development facility in San Diego, California.
Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2013, compared with $16.0 million provided by financing activities for the same period in 2012. Net cash used in financing activities in the nine months ended September 30, 2013 primarily resulted from net payments on long term and short term borrowings of $1.3 million, and an increase in restricted cash of $1.8 million related to a compensating balance with the bank as collateral for outstanding debt obligations. Net cash provided by financing activities in the nine months ended September 30, 2012 primarily resulted from the sale of common stock of $10.3 million, net borrowings of $4.3 million and proceeds from the issuance of common stock under our stock-based compensation plans of $1.7 million.
Liquidity
As of September 30, 2013, we had approximately $37.0 million in cash and cash equivalents with an additional $4.1 million in restricted cash for a total of $41.1 million, and working capital of $66.1 million. Although we have a credit facility providing for a $15.0 million line of credit which has not been drawn upon to date, based on the events of default discussed below, the bank's obligation to extend any further credit has ceased and terminated. We currently owe $2.7 million under the equipment term loan provided by the same credit facility.
In April 2011, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of our common stock, warrants or debt securities. During the quarter ended March 31, 2012, we sold a total of 572,510 shares of our common stock for net proceeds of $10.3 million pursuant to an At-the-Market Equity Offering Sales Agreement with Citadel Securities LLC dated February 2012. Since then we have not sold any further shares under this program. As a result of the restatement of previously issued financial statements as discussed in Note 2 to our consolidated financial statements, we are no longer in compliance with the ongoing eligibility requirements of this shelf registration statement on Form S-3. Therefore, the shelf registration statement is no longer effective and no further securities may be issued pursuant to this registration statement.
Management believes that the cash we expect to generate from operations, combined with available cash balances, will be sufficient to fund our operations, obligations as they become due, and capital equipment expenditures for at least the next twelve months. In addition, we may choose to issue additional debt or equity to supplement our existing cash balances and cash from operating activities.
As of September 30, 2013, we have an accrual of 414,000 Euro ($559,000 as of September 30, 2013) for the remaining consideration due as a result of settlement of a past customer dispute, which is available to the customer as a discount on purchases of our products through December 31, 2014. Any balance of this original, non-cash settlement value of 1.3 million Euro not used as product discount by December 31, 2014 will be payable in cash at that time.
As of September 30, 2013, the amount of cash and short-term investments held by foreign subsidiaries was $20.1 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay taxes to repatriate these funds at a rate of approximately 5%.
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
As a result of the restatement of prior period financial statements, as such financial information was previously submitted to the bank and has since proven to be materially incorrect, we were in default with respect to the terms of the credit agreement beginning in the fourth quarter of 2011. In addition, we were not in compliance with the financial covenants pertaining to the annual minimum net income target for the fiscal year ended December 31, 2011, and the quarterly EBITDA covenant for the first quarter of 2013. These violations represent events of default under the terms of the Credit Facility, and as a result of this noncompliance, the bank's obligation to extend any further credit has ceased and terminated.
In June 2013, we entered into a forbearance agreement with the bank (“the Forbearance Agreement”). Pursuant to the terms of the Forbearance Agreement, the bank agreed to forbear from further exercise of its rights and remedies under the credit agreement to call our outstanding debt obligation in connection with the events of default for a period terminating on the earlier of September 30, 2013 or the occurrence of any additional events of default. Although the forbearance period has lapsed, the bank has not taken any action to date to call the outstanding debt. In connection with the execution of the Forbearance Agreement, in June 2013, we posted a cash deposit of $1.8 million with the bank and granted the bank a security interest therein, which will remain restricted until the bank may determine to waive the existing events of defaults discussed above, or the loan is satisfied.
As of September 30, 2013, $2.7 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of September 30, 2013). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of December 31, 2012, no amounts were outstanding under the Revolving Line of Credit. Further, as of December 31, 2012, we were not eligible to borrow any additional amounts under the Credit Facility, as a result of the events of default discussed above.
Short-term and Long-term Borrowings
Short-term borrowings
Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.3 million as of September 30, 2013) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 1.6%. Borrowings under the short-term loan agreement are unsecured and as of September 30, 2013 and December 31, 2012, the full amount of the loan was drawn.
Maxwell SA also has a 2.0 million Swiss Franc-denominated (approximately $2.2 million as of September 30, 2013) credit agreement with a Swiss bank, which renews annually and bears interest at 2.4%. Borrowings under the credit agreement are unsecured and as of September 30, 2013 and December 31, 2012, the full amount available under the credit line was drawn.
Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of September 30, 2013) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of September 30, 2013 and December 31, 2012, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.
Long-term borrowings
The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 1.9% to 5.1%. At September 30, 2013 and December 31, 2012, $157,000 and $159,000, respectively, was outstanding under these financing agreements.
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
Foreign Currency Risk
Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates. We enter into these foreign currency forward contracts on the last business day of each calendar quarter, therefore, as of September 30, 2013, the impact of any theoretical change in foreign currency exchange rates on the hedged monetary assets and liabilities would be equally offset by the theoretical gains and losses on the foreign currency forward contracts. In addition, our Swiss pension plan maintains certain plan investments in the Euro currency and changes in currency rates impact the reported amount of our net pension asset.
Fair Value Risk
We had a net pension asset of $7.7 million and $6.9 million at September 30, 2013 and December 31, 2012, respectively. As of the last fair value measurement date of December 31, 2012, the net pension asset included plan assets with a fair value of $36.9 million. The plan assets consisted of 35% equity securities, 21% debt securities, 39% real estate and 5% of other investments. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. We manage our risk by having a diversified portfolio.

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

Remediation Plan
We are in the process of remediating the above material weaknesses and undertaking the following initiatives:

•
improving procedures to ensure the proper communication, approval and accounting review of deviations from sales contracts, and provide periodic training and a formal revenue recognition policy to sales personnel and others involved in negotiating contractual sales terms, in order to improve awareness and understanding of revenue recognition principles under GAAP; and,

•
implementing an improved fraud risk assessment process to consider specific ways in which asset misappropriation or fraudulent financial reporting might occur and ensure controls are identified to address the risk of fraud.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MAXWELL TECHNOLOGIES, INC.

Date:	October 24, 2013	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer

Date:	October 24, 2013	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer, Treasurer and Secretary