Form 10-Q/A
period 2013-09-30
MAXWELL TECHNOLOGIES INC
filed 2013-10-25
CIK 319815

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

Explanatory Note

We, Maxwell Technologies Inc. ("Maxwell") are filing this Amendment No. 1 (this "Amendment") to our quarterly report on Form 10-Q for the quarterly period ended September 30, 2013 originally filed with the Securities and Exchange Commission on October 24, 2013 (the "Original Filing"), solely to furnish Exhibit 101, consisting of Maxwell's interactive data files.
No other item or disclosure appearing in the Original Filing is affected by this Amendment. This Amendment is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update other items or disclosures in the Original Filing.

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. **

*
Previously filed with the Registrant’s Quarterly Report on From 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on October 24, 2013 (SEC File No. 001-15477).

**	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	October 25, 2013	By:	/s/ David J. Schramm
David J. Schramm
President and Chief Executive Officer