Form 10-K
period 2013-12-31
MAXWELL TECHNOLOGIES INC
filed 2014-02-20
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-15477

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of Common Stock held by non-affiliates as of June 30, 2013 based on the closing price of the common stock on the NASDAQ Global Market was $210,849,329.
The number of shares of the registrant’s Common Stock outstanding as of February 10, 2014, was 29,590,447 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

MAXWELL TECHNOLOGIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2013

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
Introduction
Maxwell was incorporated under the name Maxwell Laboratories, Inc. in 1965. The Company made an initial public offering of common stock in 1983, and changed its name to Maxwell Technologies, Inc. in 1996. Today, we develop, manufacture and market energy storage and power delivery products for transportation, industrial, information technology and other applications and microelectronic products for space and satellite applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated. We believe that this “life-of-the-application” reliability gives our products a competitive advantage and enables them to command higher profit margins than commodity products. We focus on the following lines of high-reliability products:

•
Ultracapacitors: Our primary focus is on ultracapacitors, energy storage devices that are characterized by their ability to charge and discharge very rapidly and their long operations life. Our ultracapacitor products provide energy storage and power delivery solutions for applications in multiple industries, including transportation, automotive, information technology, renewable energy and industrial electronics.

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

•
Radiation-Hardened Microelectronic Products: Our radiation-hardened microelectronic products for satellites and spacecraft include single board computers and components, such as high-density memory. Many of these products incorporate our proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand the effects of environmental radiation and perform reliably in space.

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
Based on potential volumes, we believe that the transportation industry represents the largest current market opportunity for ultracapacitors. Transportation applications include braking energy recuperation and torque- augmentation systems for hybrid-electric buses, trucks and autos and electric rail vehicles, vehicle power network smoothing and stabilization, engine starting systems for internal combustion vehicles and burst power for stop-start idle elimination systems.
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
Radiation-Hardened Microelectronics
Radiation-hardened microelectronic products are used almost exclusively in space and satellite applications. Because satellites and spacecraft are extremely expensive to manufacture and launch, and space missions typically span years or even decades, and because it is impractical or impossible to repair or replace malfunctioning parts, the industry demands electronic components that are virtually failure-free. As satellites and spacecraft routinely encounter ionizing radiation from solar flares and other natural sources, onboard microelectronic components must be able to withstand such radiation and continue to perform reliably. For that reason, suppliers of components for space applications historically used only special radiation-hardened silicon in the manufacture of such components. However, the space market is relatively small and the process of producing “rad-hard” silicon is long and very expensive. In addition, because it takes several years to produce a rad-hard version of a new semiconductor, components using rad-hard silicon many times are several generations behind their current commercial counterparts in terms of density, processing power and functionality.
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
Our ultracapacitor products have significant advantages over batteries, including:

•	the ability to charge and discharge up to 100 times faster;

•	significantly lower weight per unit of power delivery;

•	higher charge/discharge turnaround efficiency, minimizing energy loss;

•	the ability to operate reliably and continuously in extreme temperatures (-40º C to +65º C);

•	minimal to no maintenance requirements;

•	“life of the application” durability; and

•	minimal environmental issues associated with disposal because they contain no heavy metals.
With no moving parts and no chemical reactions involved in their energy storage mechanism, ultracapacitors provide a simple, highly reliable, “solid state-like” solution to buffer short-term mismatches between power available and power required. Additionally, ultracapacitors offer the advantage of storing energy in the same form in which it is used, as electricity.

Emerging applications, including increasing use of electric power in vehicles and growing demand for highly reliable, maintenance-free, back-up power for telecommunications, information technology and industrial installations, are creating significant opportunities for more efficient and reliable energy storage and power delivery products. In many applications, power demand varies widely from moment to moment, and peak power demand typically is much greater than the average power requirement. For example, automobiles require 10 times more power to accelerate than to maintain a constant speed, and forklifts require more power to lift a heavy pallet of material than to move from place to place within a warehouse.
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
We offer our ultracapacitors cells with capacitances ranging from 1 to 3,000 farads. Applications such as hybrid-electric bus, truck and auto drive trains, electric rail systems and UPS systems require integrated energy storage systems consisting of up to hundreds of ultracapacitor cells. To facilitate adoption of ultracapacitors for these larger systems, we have developed integration technologies, including proprietary electrical balancing and thermal management systems and interconnect technologies. We hold patents for certain of these technologies. We offer a broad range of standard multi-cell modules to provide fully integrated solutions for applications requiring up to 1,500 volts of power. Our current standard multi-cell products each incorporate from six to 48 of our cells to provide “plug and play” solutions for applications requiring from 16 to 160 volts. In addition, our multi-cell modules are designed to be linked together for higher voltage applications.

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
Through our acquisition in 2002 of Montena Components Ltd., now known as Maxwell Technologies SA, and its CONDIS® line of high-voltage capacitor products, Maxwell has more than 30 years of experience in this industry, and is the world’s largest producer of such products for use in utility infrastructure. Engineers with specific expertise in high-voltage systems develop, design and test our high-voltage capacitor products in our development and production facility in Rossens, Switzerland. Our high-voltage capacitors are produced through a proprietary assembly and automated winding process to ensure consistent quality and reliability. We have upgraded and expanded our high-voltage capacitor production facility over the past ten years to double its output capacity and significantly shorten order-to-delivery intervals.
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
Manufacturing
Our internal manufacturing operations are conducted in production facilities located in San Diego, California, Peoria, Arizona, and Rossens, Switzerland. We have made substantial capital investments to outfit and expand our internal production facilities and incorporate mechanization and automation techniques and processes. We have trained our manufacturing personnel in advanced operational techniques, added information technology infrastructure and implemented new business processes and systems to increase our manufacturing capacity and improve efficiency, planning and product quality. Our ultracapacitor electrode material is produced at our San Diego and Peoria facilities, where we have installed new electrode fabrication equipment that quadrupled production capacity between 2009 and 2014. In 2007, we outsourced assembly of our 60mm diameter large cell ultracapacitors, and subsequently, assembly of large cell-based multi-cell modules to Belton Technology Group (“Belton”), a contract manufacturer based in Shenzhen, China. In 2011, Belton installed a new large cell assembly line that doubled its previous production capacity, and a third line was installed in 2013. In 2010, we outsourced assembly of our mid-size “D-cell” ultracapacitor products and D-cell-based multi-cell modules to the Lishen Battery Company (“Lishen”), one of China’s largest producers of lithium-ion batteries, based in Tianjin. With the completion of the above-noted electrode and large cell ultracapacitor capacity expansions, we believe that we have sufficient capacity to meet near-term demand for all of our product lines.

Ultracapacitors
We currently produce 10-farad prismatic ultracapacitor cells and our new engine start module, on production lines in our San Diego facility. As noted above, we have outsourced assembly of all other cell types and multi-cell modules to contract manufacturers in Asia. To reduce cost, simplify assembly and facilitate automation, we have redesigned our ultracapacitor products to incorporate lower-cost materials and to reduce both the number of parts in a finished cell and the number of manufacturing process steps required to produce them. We intend to continue using outsourced cell and module assembly to countries with low-cost labor, but plan to continue to produce our proprietary electrode material only in internal production facilities to ensure protection of our intellectual property
We produce electrode material for our own ultracapacitor products, and for sale to other ultracapacitor manufacturers, such as Yeong-Long Technologies Co., Ltd., (“YEC”) and Shanghai Sanjiu Electric Equipment Company, Ltd., at our San Diego and Peoria locations. In 2012, we completed the installation of an advanced carbon powder processing system as part of a major electrode capacity expansion in San Diego, and we recently completed installation of a similar system in our Peoria Arizona facility. This new facility gives us sufficient capacity to support both our current ultracapacitor production requirements and external electrode demand in the near term. As demand increases, additional increments of electrode production capacity can be added within a year through the utilization of established equipment vendors. We intend to continue producing this proprietary material internally, and do not contemplate licensing our solvent-free electrode fabrication process to ultracapacitor electrode customers or competing suppliers of such material.
In 2003, we formed an ultracapacitor manufacturing and marketing alliance with YEC, an ultracapacitor manufacturer headquartered in Taichung, Taiwan, with sales operations in mainland China. We entered into this alliance to accelerate commercialization of our ultracapacitor products in China, and to utilize YEC’s production capabilities for assembly of certain Maxwell-branded ultracapacitor products. In 2006, we expanded our relationship with YEC to include supplying ultracapacitor electrode material to YEC for incorporation into its own line of ultracapacitor products, and to assist YEC in establishing worldwide distribution and marketing.
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

Marketing and Sales
We market and sell our products worldwide through both direct and indirect sales channels for incorporation by integrators and OEM customers into a wide range of end products. Because the introduction of products based on emerging technologies requires customer acceptance of new and unfamiliar technical approaches, and because many OEM customers have rigorous vendor qualification processes, the design-in process and initial sale of our products often takes months or even years.
Our principal marketing strategy is to identify applications for which our products and technology offer a compelling value proposition, to become a preferred vendor on the basis of service and price, and to negotiate supply agreements that enable us to establish long-term relationships with key OEM and integrator customers. As these design-in sales tend to be technical and engineering-intensive, we organize customer-specific teams composed of sales, applications engineering and other technical and operational personnel to work closely with our customers across multiple disciplines to satisfy their requirements for form, fit, function and environmental needs. As time-to-market often is a primary motivation for our customers to use our products, the initial sale and design-in process typically evolves into ongoing account management to ensure on-time delivery, responsive technical support and problem-solving.
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
Ultracapacitors also compete with products based on other technologies, including advanced batteries in power quality and peak power applications, and flywheels, thermal storage and batteries in back-up energy storage applications. We believe that ultracapacitors’ durability, long life, performance and value give them a competitive advantage over these alternative choices in many applications. In addition, integration of ultracapacitors with some of these competing products may provide optimized solutions that neither product can provide by itself. For example, Tier 1 auto parts supplier Continental AG designed a combined solution incorporating ultracapacitors with a battery for engine starting in a stop-start idle elimination system for “micro hybrid” autos that was introduced by French automaker PSA Peugeot Citroen in 2010, and has now been installed in more than 700,000 cars.
High-Voltage Capacitors
Maxwell, through its acquisition in 2002 of Montena Components Ltd., now known as Maxwell Technologies SA, with its CONDIS® line of high-voltage capacitor products, is the world’s largest producer of high-voltage capacitors for use in electric utility infrastructure. Our principal competitors in the high-voltage capacitor markets are in-house production groups of certain of our customers and other independent manufacturers, such as the Coil Product Division of Trench Limited in Canada and Europe and Hochspannungsgeräte Porz GmbH in Germany. We believe that we compete favorably, both as a consistent supplier of highly reliable high-voltage capacitors, and in terms of our expertise in high-voltage systems design. Over the last ten years, our largest customer has transitioned from producing its grading and coupling capacitors internally to outsourcing substantially all of its requirements to us.
Radiation-Hardened Microelectronic Products
Our radiation-hardened single-board computers and components compete with the products of traditional radiation-hardened integrated circuit suppliers such as Honeywell Corporation, Lockheed Martin Corporation and BAE Systems. We also compete with commercial integrated circuit suppliers with product lines that have inherent radiation tolerance characteristics, such as Texas Instruments, Analog Devices Inc. and Temic Instruments B.V. in Europe. Our proprietary radiation-hardening technologies enable us to provide flexible, high function, cost-competitive, radiation-hardened products based on the most advanced commercial electronic circuits and processors. In addition, we compete with component product offerings from high reliability packaging houses such as Micross Components, Microsemi Corporation and Teledyne Microelectronics, a unit of Teledyne Technologies, Inc.
Research and Development
We maintain active research and development programs to improve existing products and develop new products. For the year ended December 31, 2013, our research and development expenditures totaled approximately $22.5 million, compared with $21.7 million and $22.4 million in the years ended December 31, 2012 and December 31, 2011, respectively. In general, we focus our research and product development activities on:

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

Intellectual Property
We place a strong emphasis on inventing, protecting and exploiting proprietary technologies, processes and designs which bring intrinsic value and uniqueness to our product portfolio. We place a high priority on obtaining patents to provide the broadest and strongest possible protection for our products, technologies and other strategic initiatives. Our continued success will depend in part on our ability to protect our existing patents and to secure patent protection on developing technologies. As of December 31, 2013, we held 90 issued U.S. patents and 34 published pending U.S. patent applications which relate to our core technologies, processes and designs. Of these issued patents, 58 relate to our ultracapacitor products and technology, six relate to our high voltage capacitor products and technology, and 26 relate to our microelectronics products and technology.
Our pending and any future patent applications may not survive the challenges of patent prosecution in the jurisdictions in which we file throughout the world; however, our strategy is to focus on countries generating revenue as well as markets which we deem key to our business strategies and objectives. We routinely seek patent protection in the United States and the principal countries of Europe and Asia. At present, with the exception of microcode architectures within our radiation-hardened microelectronics product line, we do not rely on licenses from any third parties to produce our products.
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
While our primary strategy for protecting our proprietary technologies, processes and designs is related to obtaining patents, we also apply for trademark registrations which identify the source of the products as the Company. Additionally, we promote our technologies, processes and designs in association with these registered trademarks to further distinguish our products from those of our competitors. As of December 31, 2013, we had twelve formal trademark registrations within the U.S.
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
Financial Information by Geographic Areas

	Year ending December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Revenues from external customers located in:
China	$92,817	48%	$74,054	46%	$43,187	29%
United States	29,090	15%	26,473	17%	29,723	20%
Germany	25,935	13%	25,119	16%	26,253	18%
All other countries (1)	45,692	24%	33,612	21%	48,013	33%
Total	$193,534	100%	$159,258	100%	$147,176	100%
 _____________

(1)	Revenue from external customers located in countries included in “All other countries” do not individually comprise more than 10% of total revenues for any of the years presented.

	Year ending December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Long-lived assets:
United States	$33,740	74%	$24,239	67%	$17,614	61%
China	5,444	12%	6,340	17%	5,916	21%
Switzerland	6,422	14%	5,862	16%	5,211	18%
Total	$45,606	100%	$36,441	100%	$28,741	100%
Revenues by Product Line

	Year ending December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Ultracapacitors	$136,277	71%	$95,953	60%	$86,836	59%
High-voltage capacitors	43,339	22%	45,574	29%	42,309	29%
Microelectronic products	13,918	7%	17,731	11%	18,031	12%
Total	$193,534	100%	$159,258	100%	$147,176	100%
Risks Attendant to Foreign Operations and Dependence
We have substantial operations in Switzerland, and we derive a significant portion of our revenues from sales to customers located outside the U.S. We expect our international sales to continue to represent a significant and increasing amount of our future revenues. As a result, our business will continue to be subject to certain risks, such as those imposed by domestic laws and regulations related to topics such as export controls and interactions with foreign officials as well as foreign government regulations, including, notably, changes in tax laws, tax treaties, tariffs and freight rates. To the extent that we are unable to respond effectively to political, economic and other conditions in the countries where we operate and do business, our results of operations and financial condition could be materially adversely affected. Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks as well.
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
As a result of our status as a publicly traded company within the U.S., we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. Additionally, as a result of our international operations, we could also be subject to the anti-bribery laws of other jurisdictions which vary slightly from jurisdiction to jurisdiction and may be different than the FCPA. As previously disclosed in our periodic filings, we conducted an internal review beginning in 2009 regarding payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. These payments violated the FCPA. In January 2011, we settled charges with the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”) related to this matter. In addition to a monetary settlement, the Company will periodically report to the SEC and DOJ on the Company’s internal compliance program concerning anti-bribery.
Backlog
Product backlog as of December 31, 2013 was approximately $28.1 million, compared with $19.5 million as of December 31, 2012. Backlog consists of firm orders for products that will be delivered within 12 months. The actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects as this amount is impacted by a number of factors including potential cancellations of orders by our customers.
Significant Customers
One customer, Shenzhen Xinlikang Supply China Management Co. LTD., accounted for 22% of total revenue and 18% of total revenue in the years ended December 31, 2013 and 2012, respectively. There were no sales to a single customer amounting to more than 10% of total revenue for the year ended December 31, 2011.
Government Regulation
Due to the nature of our operations, including, notably, the use of hazardous substances in some of our manufacturing and research and development activities, we are subject to stringent federal, state and local laws, rules, regulations and policies governing workplace safety and environmental protection. These include the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In the course of our historical operations, materials or wastes may have spilled or been released from properties owned or leased by us or on or under other locations where these materials and wastes have been taken for disposal. These properties and the materials and wastes spilled, released, or disposed thereon are subject to environmental laws which may impose strict liability, without regard to fault or the legality of the original conduct, for remediation of contamination resulting from such releases. Under such laws and regulations, we could be required to remediate previously spilled, released, or disposed substances or wastes, or to make capital improvements to prevent future contamination. Failure to comply with such laws and regulations also could result in the assessment of substantial administrative, civil and criminal penalties and even the issuance of injunctions restricting or prohibiting our activities. It is also possible that implementation of stricter environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general. While we believe we are in substantial compliance with existing environmental laws and regulations, we cannot be certain that we will not incur substantial costs in the future.
In addition, certain of our microelectronics products are subject to International Traffic in Arms export regulations when they are sold to customers outside the U.S. We routinely obtain export licenses for such product shipments outside the U.S.

Employees
As of December 31, 2013, we had 448 employees in five countries, as follows: 257 full-time, two part-time and 40 temporary employees in the U.S.; 98 full-time and 14 part-time employees, and one temporary employee, in Switzerland; 27 full-time employees in China; eight full-time employees in Germany, and one full-time employee in the United Kingdom. We are unable to estimate the percent of our Swiss employees that are members of a labor union, as Swiss law prohibits employers from inquiring into the union status of employees. We consider our relations with our employees to be good.
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
Our products are currently sold into a limited number of vertical markets, some of which are either directly funded by or partially subsidized with government funding. Our ultracapacitor products provide numerous technology and environmental benefits for many of the applications in which our customers are using these products. As the use of our technology in certain applications is still relatively immature, the costs associated with producing the products is high as compared with the more mature solutions. However, many government entities have determined that they view certain prevailing interests, including, for example, reduction of pollution, to outweigh the economic costs associated with incorporating these clean technologies and therefore are willing to allocate government funding to encourage companies to produce goods which reduce pollution and energy consumption. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit vehicle and wind energy markets, which are heavily dependent on government regulation and subsidy. These markets may experience slower rates of growth when there are changes or delays in government policies and subsidy programs that support our sales into these markets. In 2013, the Chinese government subsidy program for diesel electric hybrid transit vehicles concluded and an announcement of a renewal or replacement of the subsidy program has not occurred. However, our Chinese bus customers have indicated that they have received significant orders for battery-powered plug-in hybrid buses, which are subject to a current Chinese government subsidy program, and incorporate ultracapacitor content similar to that for diesel-electric hybrid buses. We are focused on supporting this plug-in hybrid demand, which contributed to sales of our ultracapacitor products in 2013.
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
We currently own foreign subsidiaries located within Europe and Asia where the employees and cultures represent certain vast differences from employees and cultures within the United States where our corporate headquarters is situated. While the cultural values and philosophies of the people located in Europe and portions of Asia are generally viewed to be in alignment with that of U.S. persons, there are still some significant differences. For example, the respective European data privacy laws take a harsher position regarding the protection of employee personal data and, consequently, there is less information shared with the U.S. parent corporation regarding employees working for our European subsidiaries. Additionally, the human resources and the systems our foreign entities use can be vastly different; notably, our Swiss, German, Korean, and Chinese subsidiaries utilize a primary language other than English for communications. Having substantial international operations also increases the complexity of managing our financial reporting and internal controls and procedures. If we are unable to manage these risks effectively, it could negatively impact our operating performance and our reputation.
Our exposure to fluctuations in foreign currency exchange rates arising from international operations could harm our financial condition and operating results.
As a result of our extensive international operations and significant revenue generated outside the U.S., the dollar amount of our current and future revenues, expenses and debt may be materially affected by fluctuations in foreign currency exchange rates. Similarly, assets and liabilities of our Swiss subsidiary that are not denominated in its functional currency are subject to effects of currency fluctuations, which may materially affect our reported earnings. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales in Europe as well as non-U.S. dollar denominated operating expenses incurred throughout the world. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings, and generally will lead us to raise international pricing, potentially reducing demand for our products. In some circumstances, due to competition or other reasons, we may decide not to raise local prices to the full extent to offset unfavorable exchange rate fluctuations, or at all, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to realize a reduction in our overall gross margin as the U.S. dollar value of our foreign currency-denominated expenses increases.
Our business activities are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery laws. If we fail to comply with anti-bribery laws and regulations, we could be subject to civil and/or criminal penalties as well as further expenses related to an additional internal investigation.
Due to our status as a U.S. issuer, we are subject to the FCPA, which prohibits companies from making, promising or offering improper payments or other things of value to foreign officials for the purpose of obtaining or retaining business or a business advantage. During 2009 and 2010, we conducted an internal review into the nature of certain payments made to an independent third party sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary, Maxwell SA. In January 2011, we reached settlements with the SEC and Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to this matter, which required us to pay monetary fines totaling $14.4M, and to implement additional remedial measures to strengthen our compliance program concerning anti-bribery. As of January 2013, all monetary fines have been paid in full. As part of the settlement with the DOJ, we entered into a three-year deferred prosecution agreement (“DPA”) with the DOJ, which expired at the end of its term in February 2014, resulting in the charges against us being dismissed with prejudice.
Due to our significant operations in Switzerland, we are also subject to Swiss anti-bribery regulations. In August 2013, our Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office and which seized certain materials from our premises for keeping at the prosecutor’s office. Based on reviewing the items to be seized on the search warrant presented by the Swiss prosecutor’s office, we believe this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. Our failure to achieve a favorable result in these proceedings could have a material adverse impact on our financial condition and results of operation.
We depend upon component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the U.S.
Substantially all of our components and products are manufactured in whole or in part by a few third-party manufacturers. Many of these manufacturers are located outside of the U.S. and are all located within a relatively small geographic location. If a catastrophic event occurs within this area, or the social or economic conditions shift within this geography, we could experience business interruptions, delayed delivery of products, or other adverse impacts to our ongoing business. We have also outsourced much of our transportation and logistics management. While these arrangements may lower operating costs, they also reduce our direct control over production and distribution. Such diminished control could have an adverse effect on the quality or quantity of our products as well as our flexibility to respond to changing conditions. In addition, we rely on third-party manufacturers to adhere to the terms and conditions of the agreements in place with each party. For example, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, we may remain responsible to the customer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect our reputation, financial condition and operating results.
To remain competitive and stimulate customer demand, we must introduce and commercialize new products successfully as well as adequately educate our prospective customers on the products we offer.
Our ability to compete successfully depends heavily on our ability to ensure a continuing and timely introduction of innovative new products and technologies to the marketplace. We believe that we are unique in that we are a technology leader for the technologies we deliver and typically must first educate the customer regarding the implementation of our solution in their systems before the customer is capable of designing in our products. As a result, we must make significant investments in research and development efforts as well as sales and marketing efforts, including applications engineering resources. By contrast, many of our competitors, including some which are well capitalized with significant financial resources at their disposal, seek to compete primarily through aggressive pricing and very low cost structures. If we are unable to continue to develop and sell innovative new products or if we are unable to effectively educate the prospective customer on the value proposition offered by the implementation of our products, then our ability to maintain a competitive advantage could be negatively affected and our financial condition and operating results could be adversely affected.

Competition in the energy storage domain has significantly affected, and will continue to affect, our sales.
Many companies are engaged in or are starting to engage in designing, developing and producing energy storage solutions as a consequence of the movement towards clean energy solutions in both the commercial and public sectors. Consequently, more companies are pursuing opportunities in the energy storage domain and are beginning to compete in the markets in which we do business. The success of these new competitors could render our products less competitive, resulting in reduced sales compared with our expectations or past results. Certain companies which recently initiated efforts to enter the markets in which we do business possess greater access to capital resources, including resources available through government funding, to deploy in the development and advancement of products and, consequently, these companies could develop products that are superior to ours. Additionally, significant amounts of U.S. government funds are being invested in the development of batteries with better performance characteristics or lower manufacturing costs than battery technologies currently on the market and, consequently, these new, advanced batteries that include power delivery functionality could compete for market share with our ultracapacitor products. Additionally, as the market leader for certain markets for energy storage, competitors often follow our lead in the advancement of technologies for energy storage, thereby requiring us to innovate rapidly in order to continue to serve as the market leader. The success of the products offered by our competitors could reduce our market share, thereby negatively impacting our financial results.
The successful management of new market applications and new product introductions will be necessary for our growth.
Given our position as the technology leader for certain products and solutions we offer, we have a considerable number of new product concepts in the pipeline. A critical component of our growth strategy is dependent upon our ability to effectively and accurately determine which new products or applications to pursue. Pursuing product applications targeted at a specific customer base should enable our products to cross over from a more narrow range of acceptance by early technology adopters to acceptance by a majority of customers in the application space. Commercial success frequently depends on being the first provider to identify the applicable market opportunities. Consequently, if we are not able to fund our research and development activities appropriately and deliver new products which address the needs of the markets we serve on a timely basis, our growth prospects will be harmed. Additionally, we must balance the benefits of gaining market acceptance in new or existing markets with the goal of optimizing growth and profitability. That is, it is critical to ensure that the products and markets we select for development are aimed at large volume or high profile applications which can provide a significant return on our investment. If we fail to identify and pursue the appropriate markets for our products, our growth potential and operating results could be adversely affected.
Our success depends largely on the acquisition of, as well as the continued availability and service of, key personnel.
Much of our future success depends on the continued availability and service of key personnel, including our senior executive management team as well as highly-skilled employees in technical, marketing and staff positions. Due to the complexity and immaturity of the technologies involved in the products we produce and the markets we serve, we may be unable to find the right personnel with the background needed to serve our goals and objectives. As a market leader for the technologies we develop, there are limited opportunities to hire personnel from competitors or other technology companies with substantial background and experience in our technology fields. Consequently, we seek to hire individuals who are capable of performing well in an environment with limited resources and references to past experiences. We may struggle to find such talented personnel who also thrive in a high growth business atmosphere and who are capable of keeping pace with the rapidly changing environment encouraged by the technologies we create and the markets we serve. These uniquely talented personnel are in high demand in the technology industry and competition for acquiring such individuals is intense. Some of our scientists and engineers are the key developers of our products and technologies and are recognized as leaders in their area of expertise. Without attracting and retaining personnel with the appropriate skill sets, we could fail to maintain our technological and competitive advantage.
Our inability to manage rapid growth in personnel, including development and training of such personnel in an immature industry, as well as to map out succession planning, could impede our success.
Our business has grown rapidly. This growth has placed, and any future growth would continue to place, a significant strain on our limited personnel, management and other resources. Also, due to the anticipated growth in demand for our products and the technical expertise needed by our personnel, we face risks related to managing the addition of personnel in such a growth environment. We may fail to accurately gauge the growth in personnel required at the appropriate time without incurring the additional cost of the additional personnel before they are needed. We will also need to determine how to best add this new talent and transfer information and know-how without sacrificing the ongoing demands of the business. For example, each new hire will need to learn quickly about our products and technologies. Since there is limited information available in the public domain, this information will need to be passed from existing personnel to new personnel all while the existing personnel continue to complete their ongoing job duties. Additionally, our ability to grow management talent below the senior executive level will be imperative to achieving our goals. In a smaller organization, the senior executive management team is capable of handling and being involved in several tasks and decision making forums. However, once the Company makes significant progress toward meeting its growth targets, the time constraints will be felt more severely by the senior executive team and some of the tasks they are currently capable of handling on their own will need to be transferred to the management team reporting to them. Accordingly, growing the next level of management and identifying key personnel for succession planning will become critical to our ongoing success.
Our success as a reliable supplier to our customers is highly dependent upon our ability to effectively manage our reliance upon certain suppliers of key component parts, finished goods and specialty equipment.
Because we currently obtain certain key components including, but not limited to carbon, binder, separator, paper, aluminum piece parts, die, printed circuit boards and certain finished goods, including, notably, ultracapacitor finished goods, from single or limited sources, we are subject to significant supply and pricing risks. If the particular supplier is unable to provide the appropriate quantity and/or quality of the raw material or the finished goods at the prices required, then we will be unable to produce and deliver our goods to customers, thereby losing out on revenue generation and, potentially, incurring penalties for failing to timely perform. For example, a substantial portion of our revenue is generated from finished goods supplied to us from a single contract manufacturer. If this contract manufacturer is unable to supply the finished goods to us to meet our customer demand, then we could be forced to decline acceptance of customer orders, which could lead to, among other things, a reputation that we are an unreliable supplier and a decline in future demand for our products. Additionally, if we are not aware of potential constraints upon our contract manufacturer for these finished goods before we enter into binding supply commitments with our own customers, then we could be required to pay damages to the customers. While we have established mitigation strategies to attempt to minimize the likelihood and impact of an inability to supply finished goods due to supplier constraints, we cannot be certain that such mitigation strategies will eliminate an adverse effect to our financial condition.
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
Our products and services may experience quality or implementation problems from time to time that could result in decreased sales and operating margin, and could tarnish our reputation.
In the case of our ultracapacitor products, we sell relatively new technology which could contain defects in design or manufacture, or could be implemented incorrectly in the end use application. As a direct consequence of the immaturity of this technology, we are still learning about the technology and the potential quality issues that could arise during operation in certain applications. Additionally, we are still learning, along with our customers, how the products will operate in the systems into which our customers are incorporating our products. Consequently, we are not always capable of anticipating the quality or implementation problems which the products may experience in the field. Products sold into high performance environments such as heavy transportation and automotive markets could experience additional operating characteristics that could unexpectedly interfere with the intended operation of our products. For example, if the end use application is in an environment which subjects the products to levels of vibration above our internal design and qualification levels, then the products could fail to achieve the customer’s performance requirements. With this sometimes limited understanding of the applicability and operation of our products in varying end user applications, our customers may perceive our products as exhibiting quality problems, which could harm our reputation. We strive to respond quickly in modifying our products to accommodate more stringent performance characteristics desired by our customers or necessary for new applications of our products. As such, the release time of next generation products can be relatively quick and we may assume additional risks associated with expediting the release of new or modified products. We are also building our infrastructure to adequately and efficiently handle any potential recall and the reverse logistics involved in returning our products to our facilities in the event that any defects are found. There can be no assurance that we will be able to detect and fix all defects in the products we sell or will be able to efficiently handle all issues related to product returns or implementation concerns. Failure to do so could result in lost revenue, harm to our reputation, and significant warranty and other expenses, and result in an adverse impact on our financial condition and operating results.
Efforts to protect our intellectual property rights and to defend claims against us could increase our costs and will not always succeed; any failures could adversely affect sales and profitability and restrict our ability to do business.
Intellectual property (“IP”) rights are crucial to maintaining our competitive advantage and growing our business. We endeavor to obtain and protect our intellectual property rights which we feel will allow us to retain or advance our competitive advantage in the marketplace. However, there can be no assurance that we will be able to adequately identify and protect the portions of IP which are strategic to our business. Generally, when strategic IP rights are identified, we will seek formal protection in jurisdictions in which our products are produced or used, jurisdictions in which competitors are producing or importing their products, and jurisdictions into which our products are imported. Different nations may provide limited rights and inconsistent duration of protection for our products. Additionally, we may be unable to obtain protection for or defend our IP in key jurisdictions. For example, the patent prosecution and enforcement system within China is less mature than the systems in other jurisdictions and therefore we may be more limited in our ability to enforce our rights. This disadvantage would likely be compounded by the challenge of any enforcement attempts by us as a foreign entity seeking protection against a Chinese company infringing on our IP in China.
Even if protection is obtained, competitors or others in the chain of commerce may raise legal challenges to our rights or illegally infringe our rights, including through means that may be difficult to prevent or detect. For example, a certain portion of our IP portfolio is related to unique process steps performed during the manufacture of our products which are not readily recognizable in the physical embodiment of the final product. It may be difficult to identify and prove that a competitor is infringing on our rights to such process steps. Further, we are required to divulge certain of our IP to our business partners to enable them to provide quality products or raw materials to us. To the extent that such disclosure occurs in China or other jurisdictions in which the ability to protect IP is more limited, existing or new competitors in this region could begin to use our IP in the development of their own products, which could reduce our competitive edge. Even in jurisdictions in which IP is highly valued, and therefore protected, the financial burden of asserting or defending our IP rights could prove to be cost prohibitive for us thereby putting us in a position in which we must sacrifice our competitive edge.
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
Our reputation is important to our growth and success. As a leader in an emerging technology industry, we recognize the value in identifying, selecting and managing key strategic alliances. We are mainly focusing our business on the specific products we deliver and pursuit of strategic alliances with other companies could allow us to provide customers with integrated or other new products, services, or technology advancements derived from the alliances. To be successful, we must first be able to define and identify opportunities which align with our growth plan. Additionally, we cannot be certain that our alliance partners will provide us with the support we anticipate, that such alliance or other relationships will be successful in advancing technology, or that any alliances or other relationships will be successful in manufacturing and marketing new or improved products. Our success is also highly dependent upon our ability to manage the respective parameters of all strategic alliances, promote the benefits to us, and to not prohibit or discourage other opportunities which may be beneficial to us in the future. Also, certain provisions of alliance agreements may include restrictions that limit our ability to independently pursue or exploit the developments under such strategic alliances. Currently, we have alliances with several partners both in the U.S. and throughout the world. We anticipate that future alliances may also be with foreign partners or entities. As a result, such alliances may be subject to the political climate and economies of the foreign countries where such partners reside and operate. If the strategic alliances we pursue are not successful, our business and prospects could be negatively affected.

Should a catastrophic event or other significant business interruption occur at any of our facilities, we could face significant reconstruction or remediation costs, penalties, third party liability and loss of production capacity, which could adversely affect our business.
Weather conditions, natural disasters or other catastrophic events could cause significant disruptions in operations, including, specifically, disruptions at our manufacturing facilities or those of our major suppliers or customers. In turn, the quality, cost and volumes of the products we produce and sell could be unexpectedly, negatively affected, which will impact our sales and profitability. Natural disasters or industrial accidents could also damage our manufacturing facilities or infrastructure, or those of our major suppliers or major customers, which could affect our costs, production volumes and demand for our products. For example, currently, our sole manufacturing facilities for our microelectronics products are located in San Diego, California, an area known for natural wildfires and earthquakes. However, we have implemented certain mitigation strategies to ensure that certain components and processes involved in the manufacture of these component materials and finished goods are somehow temporarily available so as to reduce the impact of such a catastrophic event.
War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing partners and customers. Our business operations could be subject to interruption by power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to produce and deliver products to our customers, or to receive components from our suppliers, thereby creating delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, and disruptions in the operations of our manufacturing partners and component suppliers. The majority of our research and development activities, our corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing partners, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses could be incurred and significant recovery time could be required to resume operations and our financial condition and operating results could be materially adversely affected. While we may purchase insurance policies to cover the direct economic impact experienced following a natural disaster occurring at one of our own facilities, there can be no assurance that such insurance policies will cover the full extent of our financial loss nor will they cover losses which are not economic in nature such as, for example, our business and reputation as a reliable supplier.
We may be subject to information technology systems failures, network disruptions and breaches in data security.
Information technology system failures, network disruptions and breaches of data security could disrupt our operations by impeding the manufacture or shipment of products, the processing of transactions or reporting of financial results, or by causing an unintentional disclosure of confidential information. In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, proprietary business information, and personal information of our business partners and employees. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. While management has taken steps to address these concerns by implementing certain data and system redundancy, hardening and fail-over along with other network security and internal control measures, there can be no assurance that the measures we have implemented to date would be sufficient in the event of a system failure, loss of data or security breach. As a result, in the event of such a failure, loss of data or security breach, our financial condition and operating results could be adversely affected.
Our ability to match our production plans for our ultracapacitor products to the level of product actually demanded by customers has a significant effect on our sales, costs and growth potential.
Customers' decisions are affected by market, economic and government regulation conditions which can be difficult to accurately gauge in advance. In addition, many of the markets for our ultracapacitor products are within emerging industries as well as within project-oriented business models and, as such, it can be difficult to predict our future customer demand. Failure to provide customers and channel partners with demanded quantities of our products could reduce our sales. Conversely, increased capacity which exceeds actual customer demands for our products increases our costs and, consequently, reduces our profit margins on the products delivered. Although we have implemented policies and procedures for refining our forecasting methods, including a more sophisticated mechanism for gauging the sales pipeline to better project timing of new customer demand, there can be no assurance that these policies and procedures will provide accurate intelligence to align our production plans with customer demands. As a result of all of these factors, we could fail to meet revenue or profit margin targets.

Although we have concluded that previously identified material weaknesses in our internal control over financial reporting have been remediated, if such remediation was not effective, or if we identify additional material weaknesses in internal control, then our ability to produce accurate and timely financial statements could be impaired and may lead investors and other users to lose confidence in our financial data.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, our management identified material weaknesses in our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting. These material weaknesses related to inadequately designed controls to ensure accurate recognition of revenue in accordance with GAAP, as well as the lack of a robust fraud risk assessment process to ensure the prevention and detection of fraud. During the quarter ended December 31, 2013, we implemented remediation measures to address these material weaknesses, which we believe have resolved these previously-identified material weaknesses. However, the policies, procedures, and controls implemented as part of the remediation plan may fail to have remediated these material weaknesses or we may fail to otherwise maintain effective controls over financial reporting in the future. If these failures occur, we might not be able to prevent or detect on a timely basis a material misstatement of our financial statements, which could cause investors and other users to lose confidence in our financial data.
Our reputation could be damaged as a result of negative publicity due to the restatement of prior periods financial statements contained within our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the underlying business causes of such restatement.
We depend upon our reputation to compete for customers, suppliers, investors, strategic partners and personnel. Unfavorable publicity can damage our reputation and negatively impact our economic performance. Our restatement of our prior periods financial statements contained within our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the underlying business causes of such restatement, could damage our reputation. For example, as a result of our restated financial statements and the underlying facts which caused the restatement of our financial statements, we, along with some of our past and present directors and officers, have been named as defendants in certain shareholder lawsuits, including, notably, a securities class action lawsuit and a shareholder derivative lawsuit, both of which are pending in federal court in San Diego under the captions In re Maxwell Technologies, Inc., Securities Litigation and In re Maxwell Technologies, Inc. Derivative Litigation, respectively. As these lawsuits are proceeding, the plaintiffs have and are expected to continue to make allegations within public documents which may portray us in an unfavorable light. There can be no assurance that unfavorable publicity arising from the forgoing will not have a material adverse effect on our business.
We may not be able to obtain sufficient capital to meet our operating or other needs, which could require us to change our business strategy and result in decreased profitability and a loss of customers.
We believe that in the future we may need a substantial amount of additional capital for a number of potential purposes in furtherance of our strategic missions and growth objectives. For example, to meet potential growth in demand for our products, particularly for our ultracapacitor products, we will need to spend significant amounts of money on customized production equipment. Further, additional capital may be required to execute on our strategies related to continued expansion into commercial markets, development of new products and technologies, and acquisitions of new or complementary businesses, product lines or technologies. Cash generated by our operations may not be sufficient to cover these investments.
In December 2011, we had obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million and an equipment term loan. As of December 31, 2013, we owed $2.2 million under the equipment term loan and no amounts have been drawn to date under the revolving line of credit. The availability of the revolving line of credit for new borrowings expired on February 5, 2014. In addition, the $2.2 million outstanding under the equipment term loan provided by the credit facility is immediately callable by the lender as a result of our violation of a financial covenant of the facility as of December 31, 2013. We may be required to pursue a renewal of this credit facility or an alternative credit source, in order to ensure we have sufficient access to capital to fund our business.
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

We are subject to various legal proceedings and claims that have arisen out of the ordinary conduct of our business and are not yet resolved, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and could cause significant expense and diversion of management attention. From time to time, we are involved in major lawsuits concerning intellectual property, torts, contracts, shareholder litigation, administrative and regulatory proceedings and other matters, as well as governmental inquiries and investigations, the outcomes of which may be significant to our results of operations and may limit our ability to engage in our business activities. In recognition of these considerations, we may enter into material settlements to avoid ongoing costs and efforts in defending or pursuing a matter. Should we fail to prevail in certain matters, or should several of these matters be resolved against us in the same reporting period, we may be faced with significant monetary damages or injunctive relief against us that could adversely affect our business, financial condition and operating results. While we have insurance related to our business operations, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. We record reserves for potential liabilities where we believe the liability to be probable and reasonably estimable. However, our actual costs may be materially different from these estimates.
For example, as articulated in Item 3 - Legal Proceedings, we have several pending legal matters in the form of both government and regulatory investigations as well as civil lawsuits. These lawsuits could be, in addition to requiring the payment of an economic damages claim as well as other indemnification obligations, be both time-consuming and disruptive to our business. Additionally, our reputation could be harmed as a result of the allegations asserted in public statements and court documents throughout the course of the action. Consequently, our financial condition or operating results could be materially adversely affected.
The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.
As of December 31, 2013, we had U.S. federal tax and state tax net operating loss carryforwards of approximately $156.6 million and $79.8 million, respectively. Realization of any benefit from our tax net operating losses is dependent on both our ability to generate future taxable income as well as the absence of certain “ownership changes” to our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. The issuance of shares of our common stock, including the issuance of shares of common stock upon future conversion or exercise of outstanding stock options, could cause such an “ownership change”. Such limitations triggered by an “ownership change”, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset any future taxable income.
Our stock price continues to be volatile.
Our stock has at times experienced substantial price volatility due to a number of factors, including but not limited to the various factors set forth in this "Risk Factors" section, as well as variations between our actual and anticipated financial results, announcements by us or our competitors, and uncertainty about future global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies' operating performance. Furthermore, we believe our stock price may reflect certain future growth and profitability expectations. If we fail to meet these expectations then our stock price may significantly decline which could have an adverse impact on investor confidence and employee retention.
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
Our primary operations are in San Diego, California and Rossens, Switzerland and we have recently opened a production facility in Peoria, Arizona. In San Diego, we occupy a 45,000 square foot manufacturing facility under a lease that expires in July 2017. In addition, we have a 36,400 square foot facility in San Diego for our principal research and development operations under a lease that expires in December 2018. We also occupy a 30,500 square foot corporate office located in San Diego under a lease that expires in December 2022 and we have one additional five-year renewal option thereafter. Our Peoria, Arizona facility occupies 123,000 square feet under a lease that expires in June 2022 and we have two additional five-year options thereafter. We also lease a research, manufacturing and marketing facility in Rossens, Switzerland occupying 60,800 square feet under a lease that expires in December 2019 and we have two additional five-year renewal options thereafter.
We have a 9,600 square foot sales office in Shanghai, China under a lease expiring in December 2016, and have a priority right with the landlord to renew the lease term for this facility. We also have small sales offices in Munich, Germany and Seoul, South Korea.
We believe that we have sufficient space to support forecasted increases in production volume and that our facilities are adequate to meet our needs for the foreseeable future. For additional information regarding our expected capital expenditures in fiscal 2014, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.
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
FCPA Matter
As a result of being a publicly traded company in the U.S., we are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or retaining business. Beginning in 2009, we conducted an internal review into payments made to our former independent sales agent in China with respect to sales of our high voltage capacitor products produced by our Swiss subsidiary. In January 2011, we reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities laws violations. We settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, we agreed to pay a total of approximately $6.4 million in profit disgorgement and prejudgment interest, in two installments, with almost $3.2 million paid in each of the first quarters of 2011 and 2012. We settled civil and criminal charges with the DOJ by entering into a three-year deferred prosecution agreement (“DPA”) and agreeing to pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011 and $2.3 million paid in each of the first quarters of 2012 and 2013. Further, under the terms of each agreement, we have submitted periodic reports to the SEC and DOJ on our internal compliance program concerning anti-bribery. As of January 25, 2013, all monetary penalties have been paid in full for each settlement described above and, in early February 2014, the DPA expired on its own terms.
On October 15, 2013, we received an informal notice from the DOJ that an indictment against the former Senior Vice President and General Manager of our Swiss subsidiary had been filed in the United States District Court for the Southern District of California. The indictment is against the individual, a former officer, and not against us and we do not foresee that further penalties or fines could be assessed against us as a corporate entity for this matter. However, we may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendant and to incur other financial obligations. While we maintain directors’ and officers’ insurance policies which are intended to cover legal expenses related to our indemnification obligations in situations such as these, we cannot determine if and to what extent the insurance policy will cover the legal fees for this matter. Accordingly, the legal fees that may be incurred by us in defending this former officer could have a material impact on our financial condition and results of operation.
Swiss Bribery Matter
In August 2013, our Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office. At the end of the search, the Swiss federal prosecutor presented us with a listing of the materials gathered by the representatives and then removed the materials from our premises for keeping at the prosecutor’s office. By reviewing the items to be seized on the search warrant presented by the Swiss prosecutor’s office, we believe this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. During initial discussions, the Swiss prosecutor has acknowledged both the existence of our DPA with the DOJ and our cooperation efforts thereunder, both of which should have a positive impact in our discussions going forward. Additionally, other than the activities previously reviewed in conjunction with the SEC and DOJ matters under the FCPA, we have no reason to believe that additional facts or circumstances are under review by the Swiss authorities. At such an early stage in the investigation, we are currently unable to determine the extent to which we will be subject to fines in accordance with Swiss bribery laws and what additional costs and expenses will be needed in order to defend this matter. As such, we cannot determine whether there is a reasonable possibility that a loss will be incurred nor can we estimate the range of any such potential loss. Accordingly, we have not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Securities Matter
In early 2013, we voluntarily provided information to the United States Attorney's Office for the Southern District of California and the U.S. Securities and Exchange Commission related to our announcement that we intended to file restated financial statements for fiscal years 2011 and 2012. We are currently cooperating with the US authorities in connection with these investigations. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Securities Class Action Matter
From March 13, 2013 through April 19, 2013, four purported shareholder class actions were filed in the United States District Court for the Southern District of California against us and certain of our current and former officers. These actions were entitled Foster v. Maxwell Technologies, Inc., et al., Case No. 13-cv-0580 (S.D. Cal. filed March 13, 2013), Weinstein v.

Maxwell Technologies, Inc., et al., No. 13-cv-0686 (S.D. Cal. filed March 21, 2013), Abanades v. Maxwell Technologies, Inc., et al., No. 13-cv-0867 (S.D. Cal. filed April 11, 2013), and Mebarak v. Maxwell Technologies, Inc., et al., No. 13-cv-0942 (S.D. Cal. filed April 19, 2013). The complaints alleged that the defendants made false and misleading statements regarding our financial performance and business prospects and overstated our reported revenue. The complaints purport to assert claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of all persons who purchased our common stock between April 28, 2011 and March 7, 2013, inclusive. The complaints seek unspecified monetary damages and attorneys' fees and costs. On May 13, 2013, four prospective lead plaintiffs filed motions to consolidate the four actions and to be appointed lead plaintiff and, on October 24, 2013, the court issued a written order consolidating the case under the heading In re Maxwell Technologies, Inc., Securities Litigation. On January 16, 2014, the lead plaintiff filed a consolidated and amended complaint which slightly adjusted the class period to April 29, 2011 to March 19, 2013, and removed a former officer as a defendant. At this preliminary stage, we cannot determine whether there is a reasonable possibility that a loss will be incurred nor can we estimate the range of potential loss. Accordingly, we have not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Federal Shareholder Derivative Matter
On April 23, 2013 and May 7, 2013, two shareholder derivative actions were filed in the United States District Court for the Southern District of California, entitled Kienzle v. Schramm, et al., Case No. 13-cv-0966 (S.D. Cal. filed April 23, 2013) and Agrawal v. Cortes, et al., Case No. 13-cv-1084 (S.D. Cal. filed May 7, 2013). The complaints name as defendants certain of our current and former officers and directors and name us as a nominal defendant. The complaints allege that the individual defendants caused or allowed us to issue false and misleading statements about our financial condition, operations, management, and internal controls and falsely represented that we maintained adequate controls. The complaints assert causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits seek unspecified damages, an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures, restitution and disgorgement of profits, benefits, and other compensation, attorneys' and experts' fees, and costs and expenses. On June 10, 2013, the parties filed a joint motion to consolidate the two actions. On September 26, 2013, the plaintiffs filed a motion to stay this case until the resolution of the similar derivative action pending in the California Superior Court for the County of San Diego. We opposed this motion to stay. On October 30, 2013, the court issued two orders consolidating the two cases under the heading In re Maxwell Technologies, Inc. Derivative Litigation, which had been mutually agreed upon by all parties, and denying the plaintiffs’ motion to stay their own federal derivative case. The lead plaintiff filed its consolidated and amended complaint on January 30, 2014. Because this action is derivative in nature, it does not seek monetary damages from us. However, we may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
State Shareholder Derivative Matter
On April 11, 2013 and April 18, 2013, two shareholder derivative actions were filed in California Superior Court for the County of San Diego, entitled Warsh v. Schramm, et al., Case No. 37-2013-00043884 (San Diego Sup. Ct. filed April 11, 2013) and Neville v. Cortes, et al., Case No. 37-2013-00044911-CU-BT-CTL (San Diego Sup. Ct. filed April 18, 2013). The complaints name as defendants certain of our current and former officers and directors as well as our former auditor McGladrey LLP. We are named as a nominal defendant. The complaints allege that the individual defendants made or caused us to make false and/or misleading statements regarding our financial condition, and failed to disclose material adverse facts about our business, operations and prospects. The complaints assert causes of action for breaches of fiduciary duty for disseminating false and misleading information, failing to maintain internal controls, and failing to properly oversee and manage the company, as well as for unjust enrichment, abuse of control, gross mismanagement, professional negligence and accounting malpractice, and aiding and abetting breaches of fiduciary duty. The lawsuits seek unspecified damages, an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures, restitution and disgorgement of profits, benefits and other compensation, attorneys' and experts' fees, and costs and expenses. On May 7, 2013, the Court consolidated the two actions. We filed a motion to stay the consolidated action on July 2, 2013. On September 27, 2013, the Court heard oral arguments on the motion to stay and continued the hearing on this motion until the resolution of the motion to stay pending in the federal derivative action referenced above. Given the outcome of the above detailed federal derivative lawsuit, we informed the state court of the federal court order denying the federal plaintiffs’ motion to stay. Consequently, on November 1, 2013, the state court stayed the state derivative pending before it until the resolution of the federal derivative case. Because this action is derivative in nature, it does not seek monetary damages from us. However, we may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Shareholder Demand Letter Matter
On April 9, 2013, Stephen Neville, a purported shareholder of the Company, sent a demand letter to us to inspect our books and records pursuant to California Corporations Code Section 1601. The demand sought inspection of documents related to our March 7, 2013 announcement that we would be restating our previously-issued financial statements for 2011 and 2012, board minutes and committee materials, and other documents related to our board or management discussions regarding revenue recognition from January 1, 2011 to the present. We responded by letter dated April 19, 2013, explaining why we believed that the demand did not appear to be proper. Following receipt of a second letter from Mr. Neville dated April 23, 2013, we explained by letter dated April 29, 2013 why we continue to believe that the inspection demand appears improper. We have not received a further response from Mr. Neville regarding the inspection demand. In conjunction with the state court derivative action referenced above, Mr. Neville filed two motions to compel production of the documents and materials originally sought in the demand letter. On September 27, 2013, the Court heard oral arguments on the motions to compel and, in line with the continuance on the motion to stay, likewise continued the hearing on the motions to compel pending resolution of the motions to stay in both the federal and state derivative actions referenced above. On November 15, 2013, the purported shareholder, Mr. Neville, filed a petition for writ of mandate requesting that the state court order us to comply with the inspection demand. We responded to this writ on January 15, 2014, claiming that the inspection demand is improper on numerous grounds and simultaneously filing a demurrer for the shareholder inspection demand action in its entirety to which the plaintiff is expected to respond in due course. At this preliminary stage, we cannot predict the ultimate outcome of this action, nor can we estimate the range of potential loss, and we therefore have not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.

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

	High	Low
Year Ended December 31, 2013
First Quarter	$10.89	$5.10
Second Quarter	7.80	4.92
Third Quarter	9.72	7.22
Fourth Quarter	9.14	6.82
Year Ended December 31, 2012
First Quarter	$21.10	$16.25
Second Quarter	17.88	6.13
Third Quarter	8.95	5.88
Fourth Quarter	8.40	6.18
As of February 10, 2014, there were 305 registered holders of our common stock, and 402 registered holders of restricted common stock that was granted under our equity compensation plans. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently anticipate that any earnings will be retained for the development and expansion of our business and, therefore, we do not anticipate paying cash dividends on our capital stock in the foreseeable future. Also, over the remaining term of our Equipment Term Loan, which is scheduled to be repaid by April 2015, we are not permitted to declare or pay dividends.
Recent Sales of Unregistered Securities
None.
Equity Compensation Plans
The information required by this item is incorporated by reference to Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters, included in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our Common Stock, the NASDAQ Composite Index and the Russell 2000. Total stockholder returns for prior periods are not an indication of future investment returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Maxwell Technologies, Inc., the NASDAQ Composite Index, and the Russell 2000 Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Maxwell Technologies, Inc.
NASDAQ Composite
Russell 2000

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Financial Data
The selected consolidated financial data presented below is for each fiscal year in the five-year period ended December 31, 2013. The financial data for the years ended December 31, 2013, 2012 and 2011 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Annual Report on Form 10-K. The financial data for the years ended December 31, 2010 and 2009 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$193,534	$159,258	$147,176	$121,882	$101,315
Net income (loss)	$6,340	$7,174	$(1,438)	$(6,056)	$(22,912)
Net income (loss) per share
Basic	$0.22	$0.25	$(0.05)	$(0.23)	$(0.94)
Diluted	$0.22	$0.25	$(0.05)	$(0.23)	$(0.94)

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$190,087	$176,472	$154,746	$149,811	$128,819
Cash and cash equivalents	$30,647	$28,739	$29,289	$47,829	$37,582
Short-term borrowings and current portion of long-term debt	$7,914	$9,452	$5,431	$3,511	$5,245
Long-term debt, excluding current portion	$100	$83	$68	$12,608	$11,452
Stockholders’ equity	$140,210	$124,933	$101,044	$88,023	$77,992
Shares outstanding	29,563	29,162	28,174	27,182	26,321

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations for the years ended December 31, 2013, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the related notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. In addition, the discussion contains forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, deferred income taxes, the incurrence of warranty obligations, stock compensation expense, impairment of goodwill and other intangible assets, strategies, future revenues and other operating results, cash balances and access to liquidity, the cost to complete certain projects, the probability that the performance criteria of restricted stock awards will be met and accruals for estimated losses from legal matters. For further discussion regarding forward looking statements, see the section of this Annual Report on Form 10-K entitled Special Note Regarding Forward-Looking Statements.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	2013 Highlights

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Critical Accounting Estimates

•	Impact of Inflation

•	Pending Accounting Pronouncements

•	Off Balance Sheet Arrangements
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

In 2013, revenues were $193.5 million, representing an overall increase of 22% compared with 2012. This growth is primarily attributable to higher revenue for our ultracapacitor products, for which revenue increased by 42% to $136.3 million in 2013 compared with $96.0 million in 2012. This increase in revenues for our ultracapacitor products is primarily attributable to revenue growth in the two primary markets in which we currently sell our products, the hybrid transit vehicle and wind energy markets. In addition, the increase in ultracapacitor revenues is partially due to the net impact of deferring revenue on certain sales arrangements which resulted in $11.3 million in additional revenue in 2013. For 2012, there was net decrease to ultracapacitor revenues of $6.1 million related to the net impact of revenue deferrals.
Revenues for our high voltage capacitor products were $43.3 million in 2013 compared with $45.6 million in 2012, while revenues for our microelectronics products were $13.9 million in 2013 compared with $17.7 million in 2012. The decline in revenue for our microelectronics products is related to a general decline in government funded programs.
Overall gross profit margin for fiscal year 2013 decreased to 39% compared with 41% in 2012, primarily due to sales mix, where a higher portion of our sales was attributable to our ultracapacitor products, which earn lower margins than our other product lines. Operating expenses were 35% of revenue for 2013 and 35% of revenue for 2012.
As of December 31, 2013, we had cash and cash equivalents of $30.6 million. Management believes that this available cash balance, combined with cash we expect to generate from operations, will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months.
Going forward, we will continue to focus on growing our business and strengthening our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus will be to grow our ultracapacitor product sales through continued market penetration in primary applications, including automotive, transportation, renewable energy and backup power. In order to achieve our growth objectives, we will need to overcome risks and challenges facing our business.
A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including some that are driven by government regulation or are highly dependent on government subsidy programs. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit vehicle and wind energy markets, which are heavily dependent on government regulation and subsidy. These markets may experience slower rates of growth when there are changes or delays in government policies and subsidy programs that support our sales into these markets. In 2013, the Chinese government subsidy program for diesel electric hybrid buses concluded and an announcement of a renewal or replacement of the subsidy program has not occurred. However, our Chinese bus customers have indicated that they have received significant orders for battery-powered plug-in hybrid buses, which are subject to a current Chinese government subsidy program, and incorporate ultracapacitor content similar to that for diesel-electric hybrid buses. We are focused on supporting this plug-in hybrid demand, which contributed to sales of our ultracapacitor products in 2013.
Although we believe the long-term prospects for the automotive, wind and bus markets remain positive, we are pursuing growth opportunities for our products in other vertical markets, including applications for back-up power, power quality and heavy vehicle engine starting, in order to further diversify our market presence and augment our long-term growth prospects.
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
2013 Highlights
During 2013, we continued to focus on researching new technologies, developing strategic alliances, introducing new products, increasing production capacity, reducing product costs, funding capital improvements, and improving production processes. Some of these efforts are described below:

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

•
In May, we announced Shanghai ISSON Power Quality Co., Ltd. installed 126 of our 125V Heavy Transportation Modules in a power system that operates 26 ship-to-shore cranes for loading and unloading container ships at the Yangshan Deep-Water Port. This installation, one of the largest ultracapacitor installations in the world and the biggest in Asia, stabilizes voltage and smooths the fluctuation of the power output, for the electric cranes, allowing for uninterrupted operations.

•
In June, we announced a collaboration with Soitec on a California Energy Commission-funded, two-phase program to demonstrate the cost and efficiency benefits of combining an ultracapacitor-based energy storage system with Soitec's Concentrix™ CPV technology.

•
In September, we announced that we were selected to supply ultracapacitors to Caterpillar Inc. for a high efficiency energy management system that supports Caterpillar's fuel-saving hydra-electric technology in the industry's largest ever hydraulic mining shovel. The 1,400 ton shovel's energy management system incorporates 98 of Maxwell's 125V ultracapacitor modules.

•
Also in September, we announced a collaboration with Celadon, Inc., to provide ultracapacitors for remote controls. The ultracapacitors are expected to lower overall waste and create a worry free experience for end users, who will no longer need to deal with remote control battery replacement and disposal.

•
In November, we announced that we are supplying ultracapacitors to Crosspoint Kinetics LLC, a subsidiary of Cummins Crosspoint LLC ("Cummins"), one of the world's largest distributors for Cummins engines, parts and service, to store energy and deliver power in a second-generation parallel electric hybrid drive system for small para-transit bus, shuttle bus and package delivery vehicle applications.

Results of Operations
The following table presents certain statement of operations data expressed as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Total revenue	100%	100%	100%
Cost of revenue	61%	59%	61%
Gross profit	39%	41%	39%
Operating expenses:
Selling, general and administrative	23%	21%	24%
Research and development	12%	14%	15%
Total operating expenses	35%	35%	39%
Operating income	4%	6%	—%
Other income, net	—%	—%	1%
Income from operations before income taxes	4%	6%	1%
Income tax provision	1%	1%	2%
Net income (loss)	3%	5%	(1)%
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Net income reported for 2013 was $6.3 million, or $0.22 per diluted share, compared with net income of $7.2 million, or $0.25 per diluted share, in 2012. Revenue grew 22% in 2013 compared with 2012, while gross profit declined as a percentage of revenue from 41% in 2012 to 39% in 2013. Total operating expenses were generally consistent in 2013 compared with 2012.
Revenue and Gross Profit
The following table presents revenue, cost of revenue and gross profit for the years ended December 31, 2013 and 2012 (in thousands, except percentage):

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$193,534	100%	$159,258	100%	$34,276	22%
Cost of revenue	118,241	61%	94,206	59%	24,035	26%
Gross profit	$75,293	39%	$65,052	41%	$10,241	16%
Revenue in 2013 increased 22% to $193.5 million, compared with $159.3 million in 2012. Ultracapacitor product revenue increased by 42% to $136.3 million in 2013, compared with $96.0 million in the prior year. This increase in revenues for our ultracapacitor products was primarily influenced by sales growth in the two primary markets in which we currently sell our products, the hybrid transit vehicle and wind energy markets. In addition, the increase in ultracapacitor revenues is partially due to the net impact of deferring revenue on certain sales arrangements which resulted in $11.3 million in additional revenue in 2013. For 2012, there was net decrease to ultracapacitor revenues of $6.1 million related to the net impact of revenue deferrals. Future sales levels for our ultracapacitor products in the hybrid transit bus market are currently uncertain, primarily due to uncertainty as to whether the Chinese government subsidy program for diesel hybrid transit vehicles will be renewed or replaced.
Sales of high voltage capacitor products totaled $43.3 million for 2013, down 5% from the $45.6 million recorded in 2012, while revenue from our microelectronic products, which tend to vary widely, totaled $13.9 million for 2013, down 22% from the $17.7 million recorded in 2012.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during 2013 compared with 2012, revenue was positively impacted by $391,000.

The following table presents revenue mix by product line for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Ultracapacitors	71%	60%
High-voltage capacitors	22%	29%
Microelectronics products	7%	11%
Total	100%	100%
Gross profit in 2013 increased $10.2 million, or 16%, to $75.3 million compared with 2012. As a percentage of revenue, gross profit decreased to 39% in 2013 compared with 41% in 2012. The decrease in gross profit as a percent of revenue was primarily due to sales mix, where a higher proportion of our overall sales volume was attributable to our ultracapacitor products, which earn lower margins than our other product lines. Of the increase in gross profit in absolute dollars, $11.7 million related to an increase in sales which was partially offset by a $1.6 million increase to our reserve for excess and obsolete inventory and a $464,000 reserve for product rework costs.
Selling, General & Administrative Expense
The following table presents selling, general and administrative expense for the years ended December 31, 2013 and 2012 (in thousands, except percentage):

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Selling, general and administrative	$44,195	23%	$33,656	21%	$10,539	31%
Selling, general and administrative expenses were 23% of revenue in 2013, compared with 21% in 2012, while total expense increased by $10.5 million, or 31%. The increase in absolute dollars was primarily driven by an increase in legal expenses of $3.0 million, an increase in audit and tax fees of $1.7 million and an increase of $790,000 in consulting expenses, mainly related to the audit committee's investigation, our internal review and the restatement of previously issued financial statements. Further, there was an increase of $3.2 million in payroll expenses related to increased headcount, including the retention of our new chief operating officer. In addition, there was an increase in bonus expense of $1.7 million, as the performance targets under our 2013 bonus program were substantially achieved, whereas there was no bonus expense recorded in 2012 as the performance targets under our 2012 bonus program were not achieved.
Research and Development Expense
The following table presents research and development expense for the years ended December 31, 2013 and 2012 (in thousands, except percentage):

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$22,542	12%	$21,700	14%	$842	4%
Research and development expense was $22.5 million in 2013 compared with $21.7 million in 2012, an increase of approximately $842,000 or 4%. As a percentage of revenues, research and development expense was 12% in 2013 compared with 14% in 2012. The increase in absolute dollars was primarily driven by an increase in facility costs of $843,000 due to continued expansion of our research and development facilities.
Provision for Income Taxes
We recorded an income tax provision of $2.2 million for the year ended December 31, 2013 compared with $2.3 million for the year ended December 31, 2012. This provision is primarily related to our Swiss operations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax assets of certain foreign subsidiaries, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2013. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
Net income reported for 2012 was $7.2 million, or $0.25 per diluted share, compared with a net loss of $1.4 million, or $0.05 per share, in 2011. Revenue grew by 8% in 2012 compared with 2011, while both cost of revenue and operating expenses declined as a percentage of revenue. During 2011, we recorded a reduction in revenue for the settlement of a legal matter with a customer of $2.6 million, and a gain on embedded derivatives of $1.1 million. During 2012, we continued to achieve improved operating results due to revenue growth combined with continued improvements in gross profit and operating efficiency.
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
Revenue in 2012 increased 8% to $159.3 million, compared with $147.2 million in 2011. Ultracapacitor product revenue increased by 10% to $96.0 million in 2012, compared with $86.8 million in the prior year. The increase in ultracapacitor revenue was influenced primarily by sales growth in the hybrid transit bus market, offset by lower sales for wind energy and certain backup power applications. In addition, this increase in ultracapacitor revenues is partially offset by the net impact of deferring revenue on certain sales arrangements which resulted in a net decrease to revenue of $6.1 million in 2012. For 2011, there was net decrease to ultracapacitor revenues of $8.3 million related to the net impact of revenue deferrals.
Sales of high voltage capacitor products totaled $45.6 million for 2012, up 8% from the $42.3 million recorded in 2011. The increase in high voltage capacitor revenue was primarily due to an increase in sales volume, as well as changes in our pricing policy resulting in the denomination of most sales in the Swiss Franc instead of the Euro. Revenue from our microelectronic products was relatively flat year-over-year.
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
The following table presents revenue mix by product line for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Ultracapacitors	60%	59%
High-voltage capacitors	29%	29%
Microelectronics products	11%	12%
Total	100%	100%
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

Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	Years Ended December 31,
	2013	2012	2011
Total cash provided by (used in):
Operating activities	$19,891	$(1,146)	$(5,101)
Investing activities	(16,850)	(15,200)	(14,466)
Financing activities	(1,356)	15,569	10,432
Effect of exchange rate changes on cash and cash equivalents	223	227	(1,405)
Increase (decrease) in cash and cash equivalents	$1,908	$(550)	$(10,540)
Net cash provided by operating activities was $19.9 million in 2013, compared with net cash used in operating activities of $1.1 million in 2012 and $5.1 million in 2011. Operating cash flows for 2013 related primarily to net income of $6.3 million, which included non-cash charges of $14.8 million. In addition, there was a decrease in deferred revenue of $5.4 million, an increase in accrued employee compensation of $4.0 million, an increase in inventory of $4.6 million and a decrease in accounts receivable of $3.7 million. The decrease in deferred revenue was primarily due to the recognition of revenue for sales for which we had received cash prior to the satisfaction of the criteria for revenue recognition. The increase in accrued employee compensation was primarily due to an increase in accrued bonus, as the performance targets under our bonus program were substantially achieved for 2013, but were not achieved for 2012. The increase in inventory relates to the build-up of inventory to meet anticipated demand in the first half of 2014. The decrease in accounts receivable was primarily due to improved collections, as well as a change in shipment linearity, where shipments occurred more evenly at the end of 2013, as opposed to having been more weighted to the last month of the year in 2012.
The increase in operating cash flows for 2013 compared with 2012 relates primarily to a decrease in accounts receivable in 2013 compared with accounts receivable growth in 2012. Further, in 2012, operating cash flows were affected by settlement payments to the SEC and DOJ totaling $5.4 million, whereas no similar payments were made during 2013. Finally, 2013 operating cash flows related to net income of $6.3 million, which included non-cash charges of $14.8 million, compared with 2012 where operating cash flows included net income of $7.1 million, which included non-cash charges of $9.5 million.
Net cash used in investing activities was $16.9 million for the year ended December 31, 2013, compared with $15.2 million in 2012 and $14.5 million in 2011. Capital expenditures in 2013 were primarily focused on investments in increased production capacity, including equipment for our new manufacturing facility in Peoria, Arizona, our corporate research and development facility in San Diego, California and our manufacturing facility in Rossens, Switzerland. Cash used in investing activities in 2012 and 2011 was primarily related to investments in increased production capacity, including equipment for our new manufacturing facility in Peoria, Arizona, our corporate research and development facility in San Diego, California and investments in our information technology infrastructure.
Net cash used in financing activities was $1.4 million for the year ended December 31, 2013, compared with net cash provided by financing activities of $15.6 million in 2012 and $10.4 million in 2011. During the year ended December 31, 2013, net cash used in financing activities primarily resulted from net payments on long term and short term borrowings of $1.7 million, offset by cash proceeds from our stock-based compensation plans of $412,000. During the year ended December 31, 2012, cash proceeds resulted primarily from the issuance of common stock under a secondary security offering of $10.3 million, net proceeds on long term and short term borrowings of $3.8 million and associated with our stock-based compensation plans of $1.8 million. During the year ended December 31, 2011, cash provided by investing activities resulted primarily from the release of $8.0 million in restricted cash upon the settlement of the remaining principal balance of our convertible debentures and cash proceeds of $2.8 million associated with our stock compensation plans.
Liquidity
As of December 31, 2013, we had approximately $30.6 million in cash and cash equivalents, and working capital of $63.3 million. Management believes that cash we expect to generate from operations, combined with available cash balances, will be sufficient to fund our operations, obligations as they become due, and capital equipment expenditures for at least the next twelve months. In addition, we may choose to issue additional debt to supplement our existing cash balances and cash from operating activities.

We have an accrual of 295,000 Euro ($406,000 as of December 31, 2013) for settlement of a customer dispute, which is available to the customer as a discount on future purchases of our products through December 31, 2014. Any balance of this original, non-cash settlement value of 1.3 million Euro not used as product discount by December 31, 2014 will be payable in cash at that time.
Capital expenditures are expected to be approximately $12.5 million in 2014. Approximately 60% of our planned capital spending is focused on ultracapacitor production capacity expansion and investments to improve manufacturing processes. Additionally, 11% of our planned capital spending is focused on product development, 11% will support our information technology infrastructure, and the remaining planned capital spending is primarily related to improvements in our facilities.
As of December 31, 2013, the amount of cash and short-term investments held by foreign subsidiaries was $22.5 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay taxes to repatriate these funds at a rate of approximately 5%. We intend to permanently reinvest earnings of our foreign subsidiaries.
Credit Facility
In December 2011, we entered into a credit agreement whereby we obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Credit Facility”). The availability of the Revolving Line of Credit expired on February 5, 2014, and we have not borrowed any amounts to date under the Revolving Line of Credit. In general, amounts borrowed under the Credit Facility are secured by a lien on all of our assets other than our intellectual property. In addition, under the credit agreement, we are required to pledge 65% of our equity interests in our Swiss subsidiary. We have also agreed not to encumber any of our intellectual property. The agreement contains certain restrictive covenants that limit our ability to, among other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on our property; (iii) enter into a merger or similar transaction; (iv) invest in another entity; (v) declare or pay dividends; and (vi) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that we must meet during the term of the credit agreement include quarterly minimum liquidity ratios, minimum quick ratios and EBITDA targets and an annual net income target. Borrowings under the Credit Facility bear interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. Further, we incur an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit.
As of December 31, 2013, we were not in compliance with the financial covenant pertaining to the quarterly EBITDA target for the quarter ended December 31, 2013. As a result of this noncompliance, the bank's obligation to extend any further credit ceased and terminated and the outstanding debt balance is immediately callable by the bank.  As of December 31, 2012, we were not in compliance with the credit agreement due to the restatement of previously issued financial statement which resulted in the violation of various covenants.  As a result of these events of noncompliance, borrowings outstanding under the Credit Facility have been classified as a current obligation in the accompanying consolidated balance sheets as of December 31, 2012 and 2013.
The Equipment Term Loan was available to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. During this period, we borrowed $5.0 million under the Equipment Term Loan. As of December 31, 2013, $2.2 million was outstanding under this loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of December 31, 2012). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time.
Short-term borrowings
Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.4 million as of December 31, 2013) short-term loan agreement with a Swiss bank, which renews semi-annually and bears interest at 1.60%. Borrowings under the short-term loan agreement are unsecured and as of December 31, 2013 and 2012, the full amount of the loan was drawn. Maxwell SA has a 2.0 million Swiss Franc-denominated (approximately $2.2 million as of December 31, 2013) credit agreement with this same Swiss bank, which renews annually and bears interest at 1.7%. Borrowings under the credit agreement are unsecured and as of December 31, 2013 and 2012, the full amount available under the credit line was drawn.
Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of December 31, 2013) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of December 31, 2013 and 2012, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.
Other long-term borrowings
The Company has various financing agreements for vehicles. These agreements are for up to a three-year repayment period with interest rates ranging from 1.9% to 5.1%. At December 31, 2013 and 2012, $179,000 and $159,000, respectively, was outstanding under these agreements.
Dividends
Over the remaining term of the Equipment Term Loan, which is scheduled to be repaid by April 2015, we are not permitted to declare or pay dividends.
Contractual Obligations

	Payment due by period (in thousands)
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations (1)	$23,124	$4,314	$7,287	$5,479	$6,044
Purchase commitments (2)	7,512	7,512	—	—	—
Debt obligations (3)	8,175	8,068	107	—	—
Pension benefit payments (4)	32,577	1,608	3,848	3,462	23,659
Foreign tax obligation (5)	2,129	2,129	—	—	—
Legal settlements (6)	406	406	—	—	—
Total	$73,923	$24,037	$11,242	$8,941	$29,703
 _____________

(1)	Operating lease obligations primarily represent building leases.

(2)	Purchase commitments primarily represent the value of non-cancelable purchase orders and an estimate of purchase orders that if canceled would result in a significant penalty.

(3)	Debt obligations represent long-term and short-term borrowings and interest payable of $161,000.

(4)	Pension benefit payments represent the expected amounts to be paid for pension benefits.

(5)	The foreign tax obligation represents payroll and other taxes and surcharges related to our operations in Asia.

(6)	Amount represents payments due in connection with legal settlements.
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
Assumptions and Approach Used. Product revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists (upon contract signing or receipt of an authorized purchase order from a customer); (2) title passes to the customer at either shipment from our facilities or receipt at the customer facility, depending on shipping terms; (3) price is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collectability is reasonably assured. Customer contracts, or purchase orders and order confirmations, are generally used to determine the existence of an arrangement. Shipping documents are used to verify product delivery. We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction. We assess the collectability of accounts receivable based primarily upon creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. If we determine that a particular sale does not meet all of the above criteria for revenue recognition, revenue is deferred until all of the criteria are determined to have been achieved. For example, if we determine that collectability is not reasonably assured at the time of sale, we defer revenue recognition, typically until the period in which cash is received from the customer.
Beginning in the fourth quarter of 2011, for three distributors of our products, we offered extended payment terms which allowed these distributors to pay us after they received payment from their customer, with respect to certain sales transactions. Also beginning in the fourth quarter of 2011, for one other distributor of our products, we offered return rights and profit margin protection with respect to certain sales transactions. Therefore, for these four distributors, we determined that the revenue recognition criteria were not met at the time of delivery, as there was no fixed or determinable price, nor was collection reasonably assured, at least with respect to certain sales transactions. As a result, for the three distributors provided with extended payment terms, which did not provide for a fixed or determinable price, we determined to defer the recognition of revenue on all sales beginning in the fourth quarter of 2011 to the period in which cash is received. For the one distributor provided with return rights and profit margin protection, for which we could not estimate exposure, we determined to defer the recognition of revenue on all sales beginning in the fourth quarter of 2011 until the distributor confirmed to us that it is not entitled to any further returns or credits. During the third quarter of 2013, this distributor confirmed to us that it was not entitled to any further returns or credits, therefore, previously deferred revenue related to this distributor was recognized in the quarter ended September 30, 2013. Although we had deferred revenue for a significant amount of sales to these four distributors as of December 31, 2011and 2012, the amount of deferred revenue related to these distributors as of December 31, 2013 is insignificant.
In addition to the deferred revenue arrangements discussed in the preceding paragraph, revenue is not recognized for sales that do not meet the revenue recognition criteria at the time of sale. Revenue is recognized once all of the criteria for revenue recognition are determined to have been met. For example, if we do not believe that collection of the sales price is reasonably assured at the time of sale, we defer revenue recognition until cash is received.
As of December 31, 2013 and December 31, 2012, cumulative sales totaling $4.5 million and $15.8 million, respectively, had not yet been recognized as revenue. We have recorded the cost basis of inventory shipped to customers prior to the achievement of the revenue recognition criteria of approximately $2.5 million and $9.2 million at December 31, 2013 and 2012, respectively, in "inventory" in the consolidated balance sheets.
If we receive cash payment from the customer prior to the achievement of the revenue recognition criteria, the amount received from the customer is recorded as deferred revenue in the consolidated balance sheets. Total deferred revenue in our consolidated balance sheets as of December 31, 2013 and 2012 of $1.0 million and $6.4 million, respectively, relates to cash received from customers on sales for which the revenue recognition criteria were not achieved, customer advances, as well as other less significant customer arrangements requiring the deferral of revenue.
Excess and Obsolete Inventory
Nature of Estimates Required. Estimates are principally based on assumptions regarding the ability to sell the items in our inventory. Due to the uncertainty and potential volatility inherent in these estimates, changes in our assumptions could materially affect our results of operations.
Assumptions and Approach Used. Our estimate for excess and obsolete inventory is evaluated on a quarterly basis and is based on rolling historical inventory usage and assumptions regarding future product demand. As actual levels of inventory change or specific products become slow moving or obsolete, our estimated reserve may materially change.
Pension
Nature of Estimates Required. We use several significant assumptions within the actuarial models utilized in measuring the pension benefit obligation and to estimate the fair values of real estate assets held by the pension plan.
Assumptions and Approach Used. The discount rate and expected return on assets are estimates impacting plan expense and asset and liability measurement. We evaluate these critical assumptions at least annually. In addition, we appraise the fair value of real estate assets annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The projected benefit obligation as of December 31, 2013 was $32.6 million and the fair value of plan assets was $43.1 million. The Company does not have any rights to the assets of the plan.
Stock-Based Compensation
Nature of Estimates Required. Our stock-based compensation awards include stock options, restricted stock, restricted stock units, and shares issued under our employee stock purchase plan. We record compensation expense for our stock-based compensation awards in accordance with the criteria set forth in the Stock Compensation Subtopic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Under the guidance, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. Although we do not grant stock option awards as part of our ordinary compensation program, we use the Black-Scholes option pricing model to estimate the fair value of any stock option grants. However, the fair values generated by this model may not be indicative of the actual fair values of our stock options. The determination of the fair value of stock options utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected term, a risk-free interest rate and expected dividends. The fair value of restricted stock and restricted stock units is based on the closing market price of our common stock on the date of grant. In addition, for restricted stock awards with performance-based vesting criteria, we estimate the probability of achievement of the performance criteria and recognize compensation expense related to those awards expected to vest.
Compensation expense equal to the fair value of each award is recognized ratably over the requisite service period. For restricted stock awards with vesting contingent on Company performance conditions, the impact of changes in the expected outcomes of the related performance condition are recognized as a cumulative adjustment in the consolidated statement of operations in the period in which the expectation changes.
Share-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest. The FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods with a cumulative adjustment if actual forfeitures differ from those estimates.
Assumptions and Approach Used. In determining the value of stock option grants, we estimate an expected dividend yield of zero because we have never paid cash dividends and have no present intention to pay cash dividends. In addition, over the remaining term of the Equipment Term Loan, which is scheduled to be fully repaid by April 2015, we are not permitted to declare or pay dividends. Expected volatility is based on our historical stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of our underlying stock price over a period of time commensurate with the expected option life. The risk-free interest rate is derived from the zero coupon rate on U.S. Treasury instruments with a term commensurate with the option’s expected life. The expected term calculation is based on the actual life of historical stock option grants.
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
Income Taxes
Nature of Estimates Required. We record an income tax valuation allowance when the realization of certain deferred tax assets, including net operating losses, is not likely. Not included in the net operating loss deferred tax asset is approximately $9.8 million of gross deferred tax asset attributable to stock option exercises, restricted stock grants, and disqualifying dispositions of both incentive stock options and stock issued under the Company's ESPP. According to a provision within ASC 718, Stock Compensation, concerning when tax benefits related to excess stock option deductions can be credited to paid-in capital, the related valuation allowance cannot be reversed, even if the facts and circumstances indicate it is more likely than not than the deferred tax asset can be realized. The valuation allowance will only be reversed as the related deferred tax asset is applied to reduce taxes payable.
We do not record deferred income taxes on the undistributed earnings of our foreign subsidiaries based upon our intention to permanently reinvest undistributed earnings. We may be subject to income and withholding taxes if earnings of the foreign subsidiaries were distributed. Withholding taxes of approximately $2.7 million would be payable upon remittance of all previously unremitted earnings at December 31, 2013.
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
Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for any of our fiscal years in the three-year period ended December 31, 2013. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.
Pending Accounting Pronouncements
None.
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
Foreign Currency Risk

Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue, and operating expenses as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. As of December 31, 2013, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% on the foreign currency forward contracts would result in a hypothetical loss of $3.4 million, however, considering the offsetting impact of such a theoretical change in exchange rates on the underlying assets and liabilities being hedged, the hypothetical loss is only $11,000, which would be recorded in income from continuing operations in the consolidated statement of operations. For local currency debt carried by our Swiss subsidiary, the impact of a hypothetical 10% detrimental change in foreign currency exchange rates would result in a hypothetical loss of $636,000, which would be recorded in accumulated other comprehensive income on the consolidated balance sheet.
Interest Rate Risk
At December 31, 2013, we had approximately $8.0 million in debt, $100,000 of which is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet and statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $80,000 effect on interest expense.
Fair Value Risk
We have a net pension asset of $10.6 million at December 31, 2013, including plan assets of $43.1 million, which are recorded at fair value. The plan assets consist of 57% debt and equity securities, 40% real estate and 3% cash and cash equivalents. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. The fair value of debt and equity securities is determined based on quoted prices in active markets for identical assets and is subject to interest rate risk. We manage our risk by having a diversified portfolio. See Note 12 to the consolidated financial statements for further discussion on the pension assets.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto appear on pages 46 to 75 of this Annual Report on Form 10-K.
MAXWELL TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Maxwell Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule of Maxwell Technologies, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Maxwell Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, the 2011 financial statements have been restated to correct for misstatements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maxwell Technologies, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2014 expressed an unqualified opinion thereon.
/s/    BDO USA LLP
San Diego, California
February 20, 2014

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$30,647	$28,739
Trade and other accounts receivable, net of allowance for doubtful accounts of $134 and $157 at December 31, 2013 and 2012, respectively	29,869	33,420
Inventories	44,736	41,620
Prepaid expenses and other current assets	2,314	3,228
Total current assets	107,566	107,007
Property and equipment, net	44,941	36,235
Intangible assets, net	369	669
Goodwill	25,978	25,416
Pension asset	10,568	6,939
Other non-current assets	665	206
Total assets	$190,087	$176,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,436	$27,181
Accrued warranty	180	269
Accrued employee compensation	8,788	4,743
Deferred revenue	1,043	6,408
Short-term borrowings and current portion of long-term debt	7,914	9,452
Deferred tax liability	890	980
Total current liabilities	44,251	49,033
Deferred tax liability, long-term	2,125	1,384
Long-term debt, excluding current portion	100	83
Other long-term liabilities	3,401	1,039
Total liabilities	49,877	51,539
Commitments and contingencies (Note 11 and Note 13)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,563 and 29,162 shares issued and outstanding at December 31, 2013 and 2012, respectively	2,953	2,913
Additional paid-in capital	271,928	267,623
Accumulated deficit	(151,794)	(158,134)
Accumulated other comprehensive income	17,123	12,531
Total stockholders’ equity	140,210	124,933
Total liabilities and stockholders’ equity	$190,087	$176,472

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue	$193,534	$159,258	$147,176
Cost of revenue	118,241	94,206	90,106
Gross profit	75,293	65,052	57,070
Operating expenses:
Selling, general and administrative	44,195	33,656	35,218
Research and development	22,542	21,700	22,356
Total operating expenses	66,737	55,356	57,574
Income (loss) from operations	8,556	9,696	(504)
Interest expense, net	(4)	(116)	(109)
Amortization of debt discount and prepaid debt costs	(60)	(57)	(55)
Gain on embedded derivatives	—	—	1,086
Income from operations before income taxes	8,492	9,523	418
Income tax provision	2,152	2,349	1,856
Net income (loss)	$6,340	$7,174	$(1,438)
Net income (loss) per share:
Basic	$0.22	$0.25	$(0.05)
Diluted	$0.22	$0.25	$(0.05)
Weighted average common shares outstanding:
Basic	28,869	28,568	27,637
Diluted	28,903	28,709	27,637
The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$6,340	$7,174	$(1,438)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,428	1,796	(628)
Defined benefit pension plan, net of tax:
Actuarial gain (loss) on benefit obligation and plan assets, net of tax provision of $597, tax benefit of $39 and tax provision of $38 for the years ended December 31, 2013, 2012 and 2011, respectively	2,785	(352)	192
Amortization of deferred loss, net of tax benefit of $32, $26 and $41 for the years ended December 31, 2013, 2012 and 2011, respectively	148	190	268
Amortization of prior service cost, net of tax benefit of $8, $5 and $7 for the years ended December 31, 2013, 2012 and 2011, respectively	36	39	39
Settlements and plan changes, net of tax benefit of $173 and tax provision of $30 for the years ended December 31, 2013 and 2012, respectively	(805)	228	—
Other comprehensive income (loss), net of tax	4,592	1,901	(129)
Comprehensive income (loss)	$10,932	$9,075	$(1,567)

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2010	27,182	$2,715	$238,419	$(163,870)	$10,759	$88,023
Common stock issued under employee benefit plans	310	32	2,787	—	—	2,819
Share-based compensation	177	17	2,565	—	—	2,582
Conversion of debenture into shares of common stock	514	51	9,290	—	—	9,341
Repurchase and cancellation of shares	(9)	—	(154)	—	—	(154)
Net loss	—	—	—	(1,438)	—	(1,438)
Foreign currency translation adjustments	—	—	—	—	(628)	(628)
Pension adjustment, net of tax provision of $86	—	—	—	—	499	499
Balance at December 31, 2011	28,174	2,815	252,907	(165,308)	10,630	101,044
Common stock issued under employee benefit plans	227	22	1,740	—	—	1,762
Share-based compensation	204	20	3,068	—	—	3,088
Proceeds from issuance of common stock, net	573	57	10,226	—	—	10,283
Repurchase and cancellation of shares	(16)	(1)	(318)	—	—	(319)
Net income	—	—	—	7,174	—	7,174
Foreign currency translation adjustments	—	—	—	—	1,796	1,796
Pension adjustment, net of tax provision of $15	—	—	—	—	105	105
Balance at December 31, 2012	29,162	2,913	267,623	(158,134)	12,531	124,933
Common stock issued under employee benefit plans	67	7	405	—	—	412
Share-based compensation	359	36	3,944	—	—	3,980
Repurchase and cancellation of shares	(25)	(3)	(44)	—	—	(47)
Net income	—	—	—	6,340	—	6,340
Foreign currency translation adjustments	—	—	—	—	2,428	2,428
Pension adjustment, net of tax provision of $464	—	—	—	—	2,164	2,164
Balance at December 31, 2013	29,563	$2,953	$271,928	$(151,794)	$17,123	$140,210
The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$6,340	$7,174	$(1,438)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	8,880	7,051	6,800
Amortization of intangible assets	299	441	559
Amortization of debt discount and prepaid debt costs	60	57	55
Gain on embedded derivatives	—	—	(1,086)
Pension (benefit) cost	20	437	(109)
Stock-based compensation expense	3,980	3,088	2,582
Provision for (recovery of) losses on accounts receivable	(35)	(245)	300
Provision for (recovery of) losses on inventory	1,622	(1,335)	583
Changes in operating assets and liabilities:
Trade and other accounts receivable	3,729	(4,914)	(827)
Inventories	(4,568)	(6,955)	(14,706)
Prepaid expenses and other assets	129	333	122
Deferred income taxes	994	550	(1,108)
Accounts payable and accrued liabilities	(2,559)	(8,500)	8,466
Deferred revenue	(5,365)	5,378	—
Accrued employee compensation	4,018	(1,699)	278
Other long-term liabilities	2,347	(2,007)	(5,572)
Net cash provided by (used in) operating activities	19,891	(1,146)	(5,101)
Investing activities:
Purchases of property and equipment	(16,850)	(15,200)	(14,466)
Net cash used in investing activities	(16,850)	(15,200)	(14,466)
Financing activities:
Principal payments on long-term debt and short-term borrowings	(10,430)	(9,638)	(12,462)
Proceeds from long-term and short-term borrowings	8,709	13,481	12,229
Repurchase of shares for employee tax withholding obligation	(47)	(319)	(154)
Proceeds from issuance of common stock under equity compensation plans	412	1,762	2,819
Proceeds from issuance of common stock under secondary security offering	—	10,283	—
Release of restricted cash	—	—	8,000
Net cash provided by (used in) financing activities	(1,356)	15,569	10,432
Increase (decrease) in cash and cash equivalents from operations	1,685	(777)	(9,135)
Effect of exchange rate changes on cash and cash equivalents	223	227	(1,405)
Increase (decrease) in cash and cash equivalents	1,908	(550)	(10,540)
Cash and cash equivalents at beginning of year	28,739	29,289	39,829
Cash and cash equivalents at end of year	$30,647	$28,739	$29,289
Cash paid for:
Interest	$190	$174	$166
Income taxes	$1,950	$1,594	$3,329
Supplemental schedule of noncash investing and financing activities:
Conversion of debenture into shares of common stock	$—	$—	$9,341

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
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, has three manufacturing facilities located in San Diego, California; Rossens, Switzerland; and Peoria, Arizona. In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

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
Liquidity
As of December 31, 2013, the Company had approximately $30.6 million in cash and cash equivalents. Management believes the available cash balance, combined with cash the Company expects to generate from operations, will be sufficient to fund its operations, obligations as they become due, and capital investments for at least the next twelve months.
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
Beginning in the fourth quarter of 2011, for three distributors of the Company's products, the Company offered extended payment terms which allowed these distributors to pay us after they received payment from their customer, with respect to certain sales transactions. Also beginning in the fourth quarter of 2011, for one other distributor of the Company's products, the Company offered return rights and profit margin protection with respect to certain sales transactions. Therefore, for these four distributors, the Company determined that the revenue recognition criteria of SAB 101 and 104 were not met at the time of shipment, as there was no fixed or determinable price, nor was collection reasonably assured, at least with respect to certain sales transactions. As a result, for the three distributors provided with extended payment terms, which did not provide for a fixed or determinable price, the Company determined to defer the recognition of revenue on all sales beginning in the fourth quarter of 2011 to the period in which cash is received. For the one distributor provided with return rights and profit margin protection, for which the Company could not estimate exposure, the Company determined to defer the recognition of revenue on all sales beginning in the fourth quarter of 2011 until the distributor confirmed to the Company that it was not entitled to any further returns or credits. During the third quarter of 2013, this distributor confirmed to the Company that it was not entitled to any further returns or credits, therefore, previously deferred revenue related to this distributor was recognized in the quarter ended September 30, 2013. Although the Company had deferred revenue for a significant amount of sales to these four distributors as of December 31, 2011and 2012, the amount of deferred revenue related to these distributors as of December 31, 2013 is insignificant.
In addition to the deferred revenue arrangements discussed in the preceding paragraph, revenue is not recognized for sales that do not meet the revenue recognition criteria at the time of sale. Revenue is recognized once all of the criteria for revenue recognition are determined to have been met. For example, if the Company does not believe that collection of the sales price is reasonably assured at the time of sale, it defers revenue recognition until cash is received.
As of December 31, 2013 and December 31, 2012, cumulative sales totaling $4.5 million and $15.8 million, respectively, had not yet been recognized as revenue. The Company has recorded the cost basis of inventory shipped to customers prior to the achievement of the revenue recognition criteria of approximately $2.5 million and $9.2 million at December 31, 2013 and 2012, respectively, in "inventory" in the consolidated balance sheets.
If the Company receives cash payment from the customer prior to the achievement of the revenue recognition criteria, the amount received from the customer is recorded as deferred revenue in the consolidated balance sheets. Total deferred revenue in the consolidated balance sheets as of December 31, 2013 and 2012 of $1.0 million and $6.4 million, respectively, relates to cash received from customers on sales for which the revenue recognition criteria were not achieved, customer advances, as well as other less significant customer arrangements requiring the deferral of revenue.
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

Inventories
Inventories are stated at the lower of cost (first-in first-out basis) or market. Finished goods and work-in-process inventory values include the cost of raw materials, labor and manufacturing overhead. Consigned inventory includes finished goods delivered to customers for which the related sale has not met the revenue recognition criteria and revenue has been deferred. Inventory when written down to market value establishes a new cost basis and its value is not subsequently increased based upon changes in underlying facts and circumstances. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess or obsolete inventories. Factors influencing these adjustments include inventories on-hand compared with historical and estimated future sales for existing and new products and assumptions about the likelihood of obsolescence. Unabsorbed and under absorbed costs are treated as expense in the period incurred.
Property and Equipment
Property and equipment are carried at cost and are depreciated using the straight-line method. Depreciation is provided over the estimated useful lives of the related assets (three to ten years). Leasehold improvements are depreciated over the shorter of their estimated useful life or the term of the lease. Leasehold improvements funded by landlords are recorded as property and equipment, which is depreciated over the shorter of the estimated useful life of the asset or the lease term, and deferred rent, which is amortized over the lease term. As of December 31, 2013 and 2012, the net book value of leasehold improvements funded by landlords was $2.7 million and $3.6 million, respectively. As of December 31, 2013 and 2012, the unamortized balance of deferred rent related to landlord funding of leasehold improvements was $2.7 million and $2.7 million, respectively, which is included in "accounts payable and accrued liabilities" and "other long-term liabilities" in the consolidated balance sheets.
Goodwill
Goodwill, which represents the excess of the cost of an acquired business over the net fair value assigned to its assets and liabilities, is not amortized. Instead, goodwill is assessed for impairment under the Intangibles—Goodwill and Other Topic of the FASB ASC. The Company has established December 31 as the annual impairment test date. The Company first makes a qualitative assessment as to whether goodwill is impaired and if it is more likely than not that goodwill is impaired, the Company performs a two-step quantitative impairment analysis to determine if goodwill is impaired. The Company may also determine to skip the qualitative assessment in any year and move directly to the quantitative test. No impairments of goodwill were reported during the years ended December 31, 2013, 2012 and 2011.
Impairment of Long-Lived Assets and Intangible Assets
Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived or intangible asset exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives of ten to thirteen years. No impairments of property and equipment or intangible assets were recorded during the years ended December 31, 2013, 2012 and 2011.
Warranty Obligation
The Company provides warranties on all product sales. The majority of the Company’s warranties are for one to three years in the normal course of business. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure.
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
Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s accounts receivable. The Company’s accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs credit evaluations of its customers and generally requires no collateral. One customer, Shenzhen Xinlikang Supply China Management Co. LTD., accounted for 22% of total revenue in 2013 and 18% of total revenue in 2012. There were no sales to a single customer amounting to more than 10% of total revenue for the year ended December 31, 2011. Two customers: Shenzhen Xinlikang Supply China Management Co. LTD; and Continental Automotive Hungary Kft., accounted for 13% and 11%, respectively of total accounts receivable as of December 31, 2013. In addition, three customers: Shenzhen Xinlikang Supply China Management Co. LTD.; Xiamen Golden Dragon Bus Co. LTD.; and ABB, accounted for 26%, 15% and 11%, respectively, of total accounts receivable as of December 31, 2012.
Research and Development Expense
Research and development expenditures are expensed in the period incurred. Third-party funding of research and development expense under cost-sharing arrangements is recorded as an offset to research and development expense in the period the expenses are incurred. Research and development expense was $22.5 million, $21.7 million and $22.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Advertising Expense
Advertising costs are expensed in the period incurred. Advertising expense was $884,000, $1.2 million and $287,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Shipping and Handling Expense
The Company recognizes shipping and handling expenses as a component of cost of revenue. Total shipping and handling expense included in cost of revenue was $1.3 million, $1.4 million, and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Patent Defense Costs
The Company capitalizes patent defense costs as additional cost of the patents when a successful outcome in a patent defense case is probable. If the Company is ultimately unsuccessful the costs would be charged to expense. Legal expenses associated with a previous patent infringement lawsuit were capitalized as an intangible asset. The Company settled this lawsuit in 2009, and the $1 million in consideration that the Company received in the settlement was netted against the capitalized patent defense costs. The net amount is being amortized over the remaining lives of these patents. As of December 31, 2013, unamortized patent defense costs of $234,000 are classified as intangible assets in the consolidated balance sheet.
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

Foreign Currency Derivative Instruments
As part of its risk management strategy, the Company uses forward contracts to hedge certain foreign currency exposures. The Company's objective is to offset gains or losses resulting from these exposures with opposing gains or losses on the forward contracts, thereby reducing volatility of earnings created by these foreign currency exposures. In accordance with the Derivatives and Hedging Topic of the FASB ASC, the fair values of the forward contracts are estimated at each period end based on quoted market prices and are recorded in “trade or other accounts receivable, net” on the consolidated balance sheets. Any gains or losses recognized on these contracts are recorded in “cost of revenue” and “selling, general and administrative” expense in the consolidated statements of operations.
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

	Years Ended December 31,
	2013	2012	2011
Numerator
Net income (loss)	$6,340	$7,174	$(1,438)
Denominator
Weighted average common shares outstanding	28,869	28,568	27,637
Effect of potentially dilutive securities
Options to purchase common stock	16	115	—
Restricted stock awards	3	10	—
Restricted stock unit awards	14	2	—
Employee stock purchase plan	1	14	—
Weighted average common shares outstanding, assuming dilution	28,903	28,709	27,637
Net income (loss) per share
Basic	$0.22	$0.25	$(0.05)
Diluted	$0.22	$0.25	$(0.05)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be antidilutive (in thousands):

Common Stock	2013	2012	2011
Outstanding options to purchase common stock	790	504	1,184
Restricted stock awards outstanding	424	319	262
Restricted stock unit awards	—	20	22
Employee stock purchase plan awards	1	—	21
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
Revenues by product line and geographic area are presented below (in thousands):

	Year ending December 31,
	2013	2012	2011
Revenues by product line:
Ultracapacitors	$136,277	$95,953	$86,836
High-voltage capacitors	43,339	45,574	42,309
Microelectronic products	13,918	17,731	18,031
Total	$193,534	$159,258	$147,176

	Year ending December 31,
	2013	2012	2011
Revenues from external customers located in:
China	$92,817	$74,054	$43,187
United States	29,090	26,473	29,723
Germany	25,935	25,119	26,253
All other countries (1)	45,692	33,612	48,013
Total	$193,534	$159,258	$147,176
 _____________

(1)	Revenue from external customers located in countries included in “All other countries” do not individually comprise more than 10% of total revenues for any of the years presented.
Long-lived assets by geographic location are as follows (in thousands):

	December 31,
	2013	2012	2011
Long-lived assets:
United States	$33,740	$24,239	$17,614
China	5,444	6,340	5,916
Switzerland	6,422	5,862	5,211
Total	$45,606	$36,441	$28,741

Note 2—Balance Sheet Details (in thousands):

	December 31,
	2013	2012
Inventories:
Raw material and purchased parts	$16,723	$13,114
Work-in-process	2,374	1,753
Finished goods	23,149	17,511
Consigned finished goods	2,490	9,242
Total inventories	$44,736	$41,620
Property and equipment, net:
Machinery, furniture and office equipment	$63,528	$62,593
Computer hardware and software	10,672	10,918
Leasehold improvements	10,576	10,376
Construction in progress	15,701	9,283
Property and equipment, gross	100,477	93,170
Less accumulated depreciation and amortization	(55,536)	(56,935)
Total property and equipment, net	$44,941	$36,235
Accounts payable and accrued liabilities:
Accounts payable	$15,356	$14,762
FCPA settlement	—	2,250
Customer dispute settlement accrual	85	890
Income tax payable	2,366	2,068
Other accrued liabilities	7,629	7,211
Total accounts payable and accrued liabilities	$25,436	$27,181

	Years Ended December 31,
	2013	2012
Accrued warranty:
Beginning balance	$269	$258
Product warranties issued	324	446
Settlement of warranties	(236)	(259)
Changes related to preexisting warranties	(178)	(179)
Foreign currency translation adjustment	1	3
Ending balance	$180	$269

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations
Accumulated other comprehensive income:
Balance at December 31, 2012	$16,376	$(3,845)	$12,531
Other comprehensive income before reclassification	2,428	—	2,428
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,164	2,164	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the year ended December 31, 2013	2,428	2,164	4,592
Balance at December 31, 2013	$18,804	$(1,681)	$17,123

Note 3—Goodwill and Intangibles
The Company reviews goodwill for impairment annually according to the Intangibles—Goodwill and Other Topic of the FASB ASC. The Company makes a qualitative evaluation about the likelihood of goodwill impairment and if it concludes that it is more likely than not that the carrying amount of its single reporting unit is greater than its fair value, then it will be required to perform the first step of the two-step quantitative impairment test. Otherwise, performing the two-step impairment test is unnecessary. The first step consists of estimating the fair value and comparing the estimated fair value with the carrying value of the reporting unit. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated total fair value, which was calculated in step one. An impairment charge would represent the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The guidance requires goodwill to be reviewed annually at the same time every year or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected December 31 as its annual testing date. As a result of the Company’s annual assessments as of December 31, 2013, 2012, and 2011, no impairment was indicated.
The change in the carrying amount of goodwill during 2012 and 2013 was as follows (in thousands):

Balance at December 31, 2011	$24,887
Foreign currency translation adjustments	529
Balance at December 31, 2012	25,416
Foreign currency translation adjustments	562
Balance at December 31, 2013	$25,978
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairments of intangible assets were recorded for the years ended December 31, 2013, 2012, and 2011.
The composition of intangible assets subject to amortization at December 31, 2013 and 2012 was as follows (in thousands):

	Useful Life	Gross Carrying Value	Accumulated Amortization	Cumulative Foreign Currency Translation Adjustment	Net Carrying Value
As of December 31, 2013:
Patents	13 years	$2,476	$(2,107)	$—	$369
Developed core technology	10 years	1,100	(1,100)	—	—
Patent license agreement	5 years	741	(741)	—	—
Total intangible assets at December 31, 2013		$4,317	$(3,948)	$—	$369

As of December 31, 2012:
Patents	13 years	$2,476	$(1,903)	$—	$573
Developed core technology	10 years	1,100	(1,100)	—	—
Patent license agreement	5 years	741	(606)	(39)	96
Total intangible assets at December 31, 2012		$4,317	$(3,609)	$(39)	$669
Amortization expense for intangible assets was $299,000, $441,000 and $559,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated amortization for each of the next two years ending December 31 is as follows (in thousands):

Fiscal Years
2014	$203
2015	166
$369

Actual amortization expense to be reported in future periods could differ from these estimates as a result of intangible asset acquisitions, foreign currency translation adjustments, impairments and other factors.
Note 4—Convertible Debentures
On December 20, 2005, the Company issued $25 million in aggregate principal amount of senior subordinated convertible debentures (the “Debentures”). In February 2011, the holder of the Debentures converted the remaining $8.3 million principal balance into 514,086 shares of the Company’s common stock at a conversion price of $16.21 per share. On the conversion date, the common stock had a fair value of $9.3 million, which was based on the closing market price. This conversion resulted in a gain of $1.0 million, which is included in “gain on embedded derivatives” in the consolidated statement of operations. As long as the Debentures were outstanding, the Company was required to maintain a minimum cash balance of $8.0 million. This amount was classified as restricted cash while the convertible debentures were outstanding. The cash restriction was released in February 2011 when the outstanding principal amount of the convertible debentures was converted to shares of the Company's common stock.
Shares issued upon the exercise of warrants, interest paid with cash and principal converted into shares of common stock are as follows (in thousands):

	Year Ended December 31, 2011
	Amount	Shares
Conversion of principal into shares of common stock	$8,333	514
Interest paid with cash	17	N/A
Total debenture payments	$8,350	514
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
The change in fair value on revaluation of the conversion rights and warrant liabilities represents the difference between the fair value at the end of the current period or conversion date and the fair value at the beginning of the current period using the value calculated by the Black-Scholes pricing model. The effect of the fair market value adjustment was a $78,000 gain for the year ended December 31, 2011, which is recorded as “gain on embedded derivatives” in the consolidated statements of operations.
Note 5—Fair Value Measurement
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of December 31, 2013, the financial instruments to which this topic applied were financial instruments for foreign currency forward contracts. As of December 31, 2013, the fair value of these foreign currency forward contracts was a $382,000 asset, which is recorded in “trade and other accounts receivable, net” in the consolidated balance sheet. The fair value of these derivative instruments is measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC. All forward contracts as of December 31, 2013 have a one-month original maturity term and mature on January 3, 2014 or February 4, 2014.
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
Note 6—Borrowings
Credit facility
In December 2011, the Company obtained a secured credit facility in the form of a revolving line of credit up to a maximum of $15.0 million (the “Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Credit Facility”). The availability of the Revolving Line of Credit expired on February 5, 2014, and the Company has not borrowed any amounts to date under the Revolving Line of Credit. In general, amounts borrowed under the Credit Facility are secured by a lien on all of the Company’s assets other than its intellectual property. In addition, under the credit agreement, the Company is required to pledge 65% of its equity interests in its Swiss subsidiary. The Company has also agreed not to encumber any of its intellectual property. The agreement contains certain restrictive covenants that limit the Company’s ability to, among other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on its property; (iii) enter into a merger or similar transaction; (iv) invest in another entity; (v) declare or pay dividends; and (vi) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that the Company is in violation of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that the Company must meet during the term of the credit agreement include quarterly minimum liquidity ratios, minimum quick ratios and EBITDA targets and an annual net income target. Borrowings under the Credit Facility bear interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at the Company's option subject to certain limitations. Further, the Company incurs an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit.
The Equipment Term Loan was available to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. During this period, the Company borrowed $5.0 million under the Equipment Term Loan.
As of December 31, 2013, the Company was not in compliance with the financial covenant pertaining to the quarterly EBITDA target for the quarter ended December 31, 2013. As a result of this noncompliance, the bank's obligation to extend any further credit has ceased and terminated and the outstanding debt balance is immediately callable by the bank.  As of December 31, 2012, the Company was not in compliance with the credit agreement due to the restatement of previously issued financial statements which resulted in the violation of various covenants.  As a result of these events of noncompliance, borrowings outstanding under the Equipment Term Loan have been classified as a current obligation in the accompanying consolidated balance sheets as of December 31, 2012 and 2013.
As of December 31, 2013, $2.2 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of December 31, 2013). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time.
Short-term borrowings
Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.4 million as of December 31, 2013) short-term loan agreement with a Swiss bank, which renews semi-annually and bears interest at 1.60%. Borrowings under the short-term loan agreement are unsecured and as of December 31, 2013 and 2012, the full amount of the loan was drawn. In addition, Maxwell SA has a 2.0 million Swiss Franc-denominated (approximately $2.2 million as of December 31, 2013) credit agreement with the same Swiss bank, which renews annually and bears interest at 1.73%. Borrowings under the credit agreement are unsecured and as of December 31, 2013 and 2012, the full amount available under the credit line was drawn.

Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of December 31, 2013) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of December 31, 2013 and 2012, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.
Other long-term borrowings
Maxwell SA has various financing agreements for vehicles. These agreements are for up to an original three-year repayment period with interest rates ranging from 1.9% to 5.1%. At December 31, 2013 and 2012, $179,000 and $159,000, respectively, was outstanding under these agreements.
The following table summarizes debt outstanding (in thousands):

	December 31, 2013	December 31, 2012
Equipment Term Loan	$2,236	$3,913
Maxwell SA short-term loan	3,359	3,278
Maxwell SA credit agreement	2,240	2,185
Maxwell SA auto leases	179	159
Total debt	8,014	9,535
Less current portion	(7,914)	(9,452)
Total debt, excluding current portion	$100	$83
Contractually scheduled payments due on borrowings subsequent to December 31, 2013 are as follows (in thousands):

2014 (1)	$7,914
2015	100
Total debt	$8,014
 _____________

(1)	Contractually scheduled payments related to the Equipment Term Loan of $2.2 million were callable by the bank.
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
The net gains and losses on foreign currency forward contracts included in "cost of revenue" and "selling, general and administrative" expense in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$27	$(2)	$(220)
Selling, general and administrative	332	395	(453)
Total gain (loss)	$359	$393	$(673)

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

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$(24)	$13	$108
Selling, general and administrative	(985)	(997)	(315)
Total loss	$(1,009)	$(984)	$(207)
As of December 31, 2013, the total notional amount of foreign currency forward contracts not designated as hedges was $34.4 million.
The following table presents gross amounts, amounts offset and net amounts presented in the consolidated balance sheets for the Company's derivative instruments measured at fair value (in thousands):

	December 31, 2013	December 31, 2012
Gross amounts of recognized asset	$373	$394
Gross amounts offset in the consolidated balance sheets	9	(65)
Net amount of recognized asset presented in the condensed consolidated balance sheets	$382	$329
The Company has the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. All of the forward contracts outstanding at December 31, 2013 mature on January 3, 2014. For additional information, refer to Note 5, Fair Value Measurements.
Note 8—Stock Plans
Equity Incentive Plans
The Company has two active share-based compensation plans as of December 31, 2013: the 2004 Employee Stock Purchase Plan, as amended and restated (“ESPP”) and the 2013 Omnibus Equity Incentive Plan (the “Incentive Plan”), as approved by the stockholders. Under the Incentive Plan, incentive stock options, non-qualified stock options, restricted stock and restricted stock units have been granted to employees and non-employee directors. Generally, these awards vest over periods of one to four years. In addition, equity awards are issued to senior management where vesting of the award is tied to Company performance conditions. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options or granting of stock awards to employees.
The Company’s Incentive Plan currently provides for an equity incentive pool of 3,750,000 shares. Shares reserved for issuance are replenished by forfeited shares. Additionally, equity awards forfeited under the Company’s 2005 equity incentive plan and 1995 stock option plan are added to the total shares available for issuance under the Incentive Plan. The Incentive Plan provides for accelerated vesting if there is a change of control.
For the year ended December 31, 2013, the tax benefit associated with stock option exercises, restricted stock grants, and disqualifying dispositions of both incentive stock options and stock issued under the Company’s ESPP, was approximately $1.0 million. No tax benefit was recognized in 2013, 2012 or 2011, because excess tax benefits were not realized by the Company.
Stock Options
In the first quarter of 2011, the Company ceased granting stock options to its employees as part of its annual equity incentive award program, and began granting restricted stock awards to employees. However, during 2013, the Company granted a total of 175,000 stock options, related to the retention of a new chief operating officer as well as certain other one-time stock option awards to various employees. The Company may determine to grant stock options in the future under the Incentive Plan.

The fair value of stock options was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Year Ended December 31, 2013
Expected dividends	—
Exercise price	$6.80
Expected volatility range	68.6%
Risk-free interest rate range	1.1%
Expected term/life (in years)	4.8
Fair value per share	$3.72
The expected dividend yield is zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. In addition, over the remaining term of the Equipment Term Loan, which is scheduled to be repaid by April 2015, the Company is not permitted to declare or pay dividends. The expected term is based on the Company’s historical experience from previous stock option grants. Expected volatility is based on the historical volatility of the Company’s stock measured over a period commensurate with the expected option term. The Company does not consider implied volatility due to the low volume of publicly traded options in the Company's stock. The risk-free interest rate is derived from the zero coupon rate on U.S. Treasury instruments with a term comparable to the option’s expected term.
The following table summarizes total aggregate stock option activity for the period December 31, 2012 through December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2012	923,756	$11.67
Granted	175,306	7.56
Exercised	(19,500)	7.34
Canceled	(217,256)	10.43
Balance at December 31, 2013	862,306	$11.24	4.58	$150,166
Vested or expected to vest at December 31, 2013	848,161	$11.31	4.50	$137,004
Exercisable at December 31, 2013	759,936	$11.51	4.04	$77,416
The number of shares exercisable at December 31, 2013, 2012 and 2011 was 759,936, 807,146 and 884,959, respectively, with weighted average exercise prices of $11.51, $11.53 and $11.14, respectively.
The weighted-average grant date fair value of stock options granted during the year ended December 31, 2013 was $7.56. No stock options were granted during the years ended December 31, 2012 and 2011. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $18,000, $1.5 million and $2.4 million, respectively. Cash proceeds from option exercises for the year ended December 31, 2013 was $143,000.
As of December 31, 2013, there was $374,000, or $291,000 adjusted for estimated forfeitures, of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted average period of 2.6 years.
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

The following table summarizes restricted stock award activity for the period December 31, 2012 through December 31, 2013 (in thousands, except for per share dollar amounts):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	397	$16.72
Granted	391	10.20
Vested	(98)	19.28
Forfeited	(166)	11.96
Nonvested at December 31, 2013	524	$12.88
The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2013, 2012 and 2011 was $10.20, $20.60 and $15.90, respectively. For the year ended December 31, 2013, the total grant date fair value of service-based restricted stock awards granted was $3.1 million and the total grant date fair value of performance-based restricted stock awards granted was $914,000.
Share awards released during the years ended December 31, 2013, 2012 and 2011 were 98,000, 77,000 and 56,000 respectively. Service-based share awards vested in 2013, 2012 and 2011 had a vest date fair value of $916,000, $1.1 million and $1.0 million, respectively. No performance-based share awards vested in 2013, 2012 or 2011. As of December 31, 2013, there was $5.8 million of unrecognized compensation cost, or $4.6 million net of estimated forfeitures, related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock Units
In 2011, the Company began granting non-employee directors of the Company restricted stock unit (“RSU”) awards as partial consideration for their annual retainer compensation. In the first quarter of each fiscal year, each non-employee director of the Company receives an RSU award for a number of shares determined by dividing the value to be delivered under the RSU award by the closing price of the Company’s common stock on the date of grant. These awards vest in full one year from the date of grant. In addition, in 2011 and prior years, non-employee directors were paid a quarterly retainer in RSU awards. This quarterly retainer was replaced by an annual compensation plan in 2012.
The total grant date fair value of service-based restricted stock unit awards granted during the year ended December 31, 2013 was $714,000. The weighted average grant date fair value of restricted stock unit awards granted during the years ended December 31, 2013, 2012 and 2011 was $10.25, $20.65 and $19.06, respectively. As of December 31, 2013, there was $137,000 of unrecognized compensation cost related to nonvested restricted stock unit awards. The Company estimates that none of these outstanding RSU awards will be forfeited. The cost is expected to be recognized over a weighted average period of 0.2 year.
Employee Stock Purchase Plan
In 2013, the Company amended and restated the 2004 Employee Stock Purchase Plan (“ESPP”). Pursuant to the ESPP, the aggregate number of shares of common stock which may be purchased shall not exceed one million (1,000,000) shares of common stock of the Company. As of December 31, 2013, the Company has issued a total of 431,664 shares of common stock from the current ESPP. For the years ended December 31, 2013 and 2012, the Company issued 28,464 and 108,990 shares, respectively, under the ESPP.
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

	Year Ended December 31,
	2013	2012	2011
Expected dividends	$—	$—	$—
Stock price on valuation date	7.77	11.96	17.54
Expected volatility	46%	71%	41%
Risk-free interest rate	0.07%	0.10%	0.15%
Expected life (in years)	0.3	0.5	0.5
Fair value per share	$2.45	$4.16	$4.73
The intrinsic value of shares of the Company’s stock purchased pursuant to the ESPP for offering periods within the years ended December 31, 2013, 2012 and 2011 was $33,000, $191,000 and $109,000, respectively.
Stock-based Compensation Expense
Compensation cost for stock options, restricted stock, restricted stock units and the ESPP is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options	$827	$978	$1,317
Restricted stock	2,491	1,427	1,014
Restricted stock units	592	421	57
ESPP	70	262	194
Total stock-based compensation expense	$3,980	$3,088	$2,582
Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$1,079	$701	$355
Selling, general and administrative	2,140	1,835	1,769
Research and development	761	552	458
Total stock-based compensation expense	$3,980	$3,088	$2,582
Share Reservations
The following table summarizes the reservation of shares under the Company's stock-based compensation plans as of December 31, 2013:

2013 Omnibus Equity Incentive Plan	1,584,994
2004 Employee Stock Purchase Plan	568,336
2005 Omnibus Equity Incentive Plan	1,039,655
1995 Stock Option Plan	32,950
Total	3,225,935
Note 9—Stock Offering
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
Note 10—Income Taxes
For financial reporting purposes, net income before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$(5,270)	$(5,994)	$(9,348)
Foreign	13,762	15,517	9,766
Total	$8,492	$9,523	$418
The provision for income taxes based on income before income taxes is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal:
Current	$(258)	$(190)	$—
Deferred	222	6,873	(2,430)
	(36)	6,683	(2,430)
State:
Current	6	7	6
Deferred	88	1,653	206
	94	1,660	212
Foreign:
Current	2,022	2,135	3,089
Deferred	311	(95)	(1,216)
	2,333	2,040	1,873
(Decrease) increase in valuation allowance	(239)	(8,034)	2,201
Tax provision	$2,152	$2,349	$1,856
The provision for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. The primary components of such difference are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Taxes at federal statutory rate	$2,888	$3,054	$143
State taxes, net of federal benefit	(29)	(23)	(323)
Effect of tax rate differential for foreign subsidiary	(2,531)	(2,695)	(1,576)
Valuation allowance, including tax benefits of stock activity	(239)	(8,034)	2,201
Nondeductible interest	—	—	462
Stock-based compensation	460	242	73
Prior year true-up Subpart F income	—	2,484	—
Return to provision adjustments	(920)	3,568	576
Subpart F income inclusion	2,446	3,110	—
Other	77	643	300
Tax provision	$2,152	$2,349	$1,856
The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2013. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit, with the exception of $15.5 million which will impact additional paid in capital as discussed below. The Company has recorded a valuation allowance of $59.5 million as of December 31, 2013 to reflect the estimated amount of deferred tax assets that may not be realized. The Company decreased its valuation allowance by $239,000 for the year ended December 31, 2013.

At December 31, 2013, the Company has federal and state net operating loss carryforwards of approximately $156.6 million and $79.8 million, respectively. The federal tax loss carryforwards will begin to expire in 2020 and the state tax loss carryforwards will begin to expire in 2014. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2013 of $5.7 million and $6.2 million, respectively. The federal credits will begin to expire in 2018 unless utilized and the state credits have an indefinite life. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.
Excess tax benefits associated with stock option exercises, restricted stock grants, and disqualifying dispositions of both incentive stock options and stock issued from the Company’s Employee Stock Purchase Plan in the amount of $3.4 million and $3.5 million, for 2013 and 2012, respectively, did not reduce current income taxes payable and, accordingly, are not included in the deferred tax asset relating to net operating loss carryforwards, but are included with the federal and state net operating loss carryforwards disclosed in this footnote. The tax benefits associated with stock option deductions from 1998 to 2005 in the amount of $15.5 million were not recorded in additional paid-in capital because their realization was not more likely than not to occur and, consequently, a valuation allowance was recorded against the entire benefit.
The Company has been granted a tax holiday in Switzerland, which is effective as of January 1, 2012 and is for 10 years. The tax holiday is conditional upon the Company meeting certain employment and investment thresholds. The impact of this tax holiday decreased foreign taxes by $733,000 and $634,000 for 2013 and 2012, respectively. The benefit of the tax holiday on net income per diluted share was $0.03 and $0.02 for 2013 and 2012, respectively.
U.S. and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of unremitted earnings from foreign subsidiaries totaled $7.7 million as of December 31, 2013. Withholding taxes of approximately $2.7 million would be payable upon remittance of all previously unremitted earnings at December 31, 2013. Determination of the amount of any unrecognized deferred income tax liability on the excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries is not practicable because of the complexities of the hypothetical calculation.
Items that give rise to significant portions of the deferred tax accounts are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Tax loss carryforwards	$55,109	$55,288
Tax credit carryforwards	19	19
Uniform capitalization, contract and inventory related reserves	1,493	895
Accrued vacation	632	642
Stock-based compensation	1,235	813
Intangible assets	1,032	1,104
Deferred revenue	179	152
Other	1,721	1,185
Total	61,420	60,098
Deferred tax liabilities:
Inventory deduction	(290)	(209)
Pension assets	(2,125)	(1,385)
Allowance for doubtful accounts	(405)	(433)
Tax basis depreciation less book depreciation	(1,989)	(224)
Other	(1)	—
Total	(4,810)	(2,251)
Net deferred tax assets before valuation allowance	56,610	57,847
Valuation allowance	(59,501)	(59,740)
Net deferred tax liabilities	$(2,891)	$(1,893)
The Company adopted the provisions of section 740-10 of the Accounting for Uncertainty in Income Taxes Topic of the FASB ASC on January 1, 2007. Of the total unrecognized tax benefits at December 31, 2013, approximately $11.9 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $11.9 million. To the extent unrecognized tax benefits are recognized at a time when a valuation allowance does not exist, the recognition of the tax benefit would reduce the effective tax rate. The Company anticipates that the amount of unrecognized tax benefits as of December 31, 2013 will decrease by $164,000 within the 12 month period following December 31, 2013.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2012	$10,277
Increase in current period positions	1,945
Increase in prior period positions	412
Balance at December 31, 2013	$12,634
The Company recognizes interest and penalties as a component of income tax expense. Interest and penalties for the years ended December 31, 2013 were $126,000 and for the years ended December 31, 2012 and 2011 were immaterial.
The Company’s U.S. federal income tax returns for tax years subsequent to 2008 are subject to examination by the Internal Revenue Service and its state income tax returns subsequent to 2007 are subject to examination by state tax authorities. The Company’s foreign tax returns subsequent to 2003 are subject to examination by the foreign tax authorities.
Net operating losses from years for which the statute of limitations has expired (2007 and prior for federal and 2006 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.
Note 11—Leases
Rental expense amounted to $5.1 million, $3.7 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, and was incurred primarily for facility leases. Future annual minimum rental commitments as of December 31, 2013 are as follows (in thousands):

Fiscal Years
2014	$4,314
2015	3,935
2016	3,352
2017	3,124
2018	2,355
Thereafter	6,044
Total	$23,124
Note 12—Pension and Other Postretirement Benefit Plans
Foreign Plan
The Compensation—Retirement Benefits Subtopic of the FASB ASC requires balance sheet recognition of the total over funded or underfunded status of pension and postretirement benefit plans. Under the guidance, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost (income).
The Company’s plan is regulated by the Swiss Government and is funded by the employees and the Company. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, participating employees are required to contribute to the pension plan. The Company made pension contributions of $722,000, $732,000 and $778,000 in 2013, 2012 and 2011, respectively; 45% of the total contributions to the plan each year are made by the employees. This plan has a measurement date of December 31. The Company does not have any rights to the assets of the plan.
The reported pension asset increased from $6.9 million to $10.6 million during the year ended December 31, 2013. The asset increase is a combination of a net actuarial loss resulting from the combination of a loss due to demographic experience and a gain resulting from assumption changes, a plan change providing an early retirement benefit, and a higher than expected overall asset return rate which resulted in a gain.

The accumulated benefit obligation was approximately $30.8 million and $28.1 million as of December 31, 2013 and 2012, respectively.
The following table reflects changes in the pension benefit obligation and plan assets for the years ended and as of December 31, 2013 and 2012 (in thousands):

	Pension Benefits
	Years ended December 31,
	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$29,956	$26,723
Service cost	831	671
Interest cost	504	651
Plan participant contributions	602	1,602
Benefits paid	(717)	(668)
Actuarial loss	(405)	1,659
Administrative expenses paid	978	—
Settlements	—	(1,417)
Effect of foreign currency translation	828	735
Projected benefit obligation at end of year	32,577	29,956
Changes in plan assets:
Fair value of plan assets at beginning of year	36,895	33,082
Actual return on plan assets	4,532	2,670
Company contributions	722	732
Plan participant contributions	602	1,602
Benefits paid	(717)	(668)
Settlements	—	(1,417)
Effect of foreign currency translation	1,111	894
Fair value of plan assets at end of year	43,145	36,895
Funded status at end of year	$10,568	$6,939
Amounts recognized in the consolidated balance sheets consist of (in thousands):

	As of December 31,
	2013	2012
Net long-term pension asset	$10,568	$6,939
Accumulated other comprehensive loss consists of the following:
Net prior service cost	865	216
Net loss	1,430	4,770
Accumulated other comprehensive loss before taxes	$2,295	$4,986

The components of net periodic pension cost (income) and other amounts recognized in other comprehensive income (loss) before taxes are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Components of net periodic pension cost (income):
Service cost	$831	$671	$793
Interest cost	504	651	717
Expected return on plan assets	(1,539)	(1,403)	(1,616)
Prior service cost amortization	44	44	46
Deferred loss amortization	180	216	309
Settlement cost	—	258	—
Net periodic pension cost (income)	$20	$437	$249
Other amounts recognized in other comprehensive income (loss) before income taxes are as follows:
Prior service cost amortization	$(44)	$(44)	$(46)
Gain on value of plan assets	(2,977)	(1,268)	(965)
Actuarial (gain) loss on benefit obligation	(405)	1,659	735
Plan change	978	—	—
Settlement	—	(258)	—
Deferred loss amortization	(180)	(216)	(309)
Total recognized in other comprehensive income (loss), before taxes	$(2,628)	$(127)	$(585)
Total recognized in net periodic pension cost (income) and other comprehensive income (loss), before taxes	$(2,608)	$310	$(336)
Assumptions used to determine the benefit obligation and net periodic pension cost (income) are as follows:

	Pension Benefits
	Years ended December 31,
	2013	2012
Weighted-average assumptions used to determine benefit obligation:
Discount rate	2.25%	1.75%
Rate of compensation increase	2.50%	2.50%
Measurement date	12/31/2013	12/31/2012
Weighted-average assumptions used to determine net periodic pension cost (income):
Discount rate	1.75%	2.50%
Expected long-term return on plan assets	4.25%	4.25%
Rate of compensation increase	2.50%	2.50%

Percentage of the fair value of total plan assets held in each major category of plan assets:
Equity securities	36%	35%
Debt securities	21%	21%
Real estate	40%	39%
Other	3%	5%
Total	100%	100%
The pension plan’s overall strategy and investment policy is managed by the board of the plan. The overall long-term rate is based on the target asset allocation of 15% Swiss bonds, 13% non-Swiss hedged bonds, 10% Swiss equities, 15% global equities, 36% real estate, 6% emerging market equities, 3% alternative investments and 2% cash and other short-term investments.
The 2014 expected future long-term rate of return is estimated to be 4.25%, which is based on historical asset rates of returns for each asset allocation classification at a 0.4% rate for Swiss bonds, 1.0% for hedged foreign bonds, 4.8% for real estate, 5.6% for Swiss equities, 6.5% for unhedged global equities, 7.4% unhedged emerging markets, 2.80% for alternative investments and 1.4% for cash. The 2013 expected long-term rate of return was 4.25% and was based on the historical asset rates of return of 0.4% for Swiss bonds, 7.40% for unhedged emerging markets, 1.0% for hedged foreign bonds, 4.8% for real property, 5.6% for Swiss equities and 6.5% for unhedged global equities, 2.8% for alternative investments and 1.4% for cash.

Expected amortization during the year ending December 31, 2014 is as follows (in thousands):
Amortization of net prior service costs	$143
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2014	$1,608
2015	1,921
2016	1,927
2017	1,647
2018	1,815
Years 2019 through 2023	8,631
Total	$17,549
The Company expects to contribute approximately $704,000 to the pension plan in 2014.
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
The fair values of the plans assets at December 31, 2013, by asset category, are as follows (in thousands):

		Fair Value Measurements at
		December 31, 2013
	Total	Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash:
Held in Swiss Franc, Euro and USD	$2,650	$2,650	$—	$—
Equity securities:
Investment funds	23,450	23,450	—	—
Real estate investment fund	15,756	—	—	15,756
Fixed income / Bond Securities
Fixed income / Bond securities:	632	632	—	—
Real estate investments:
Real estate investment in specific properties 100% owned by the plan	649	—	—	649
Other assets (accounts receivable, assets at real estate management company)	8	—	8	—
Net assets of pension plan	$43,145	$26,732	$8	$16,405
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
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions. These investments can include; real estate owned by the Pension Plan stated at fair market valuations provided by a third party independent to the Plan and the Company; real estate investment that has potential long term investment liquidation processes; hedge funds that might have monthly, quarterly or annual restraints on redemptions or may require advance notice for a redemption

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the year by investment type:

Description	Real estate investments
Beginning balance, December 31, 2012	$14,831
Total unrealized gains included in net gain(1)	1,162
Foreign currency translation adjustments	412
Beginning balance, December 31, 2013	$16,405
_____________

(1)	Total unrealized gains are reported as a component of the pension adjustment in accumulated other comprehensive income in the consolidated statement of stockholders’ equity.
U.S. Plan
The Company has postretirement benefit plans covering its employees in the United States. Substantially all U.S. employees are eligible to elect coverage under a contributory employee savings plan which provides for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company’s matching contributions under this plan totaled $506,000, $486,000 and $415,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 13—Legal Proceedings
Although the Company incurs significant legal costs in connection with legal proceedings, the Company is unable to estimate the amount of future legal costs, therefore, such costs are expensed in the period the legal services are performed.
FCPA Matter
As a result of being publicly traded in the U.S., the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or retaining business. Beginning in 2009, the Company conducted an internal review into payments made to its former independent sales agent in China with respect to sales of its high voltage capacitor products produced by its Swiss subsidiary. In January 2011, the Company reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities laws violations. The Company settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, the Company agreed to pay a total of approximately $6.4 million in profit disgorgement and prejudgment interest, in two installments, with almost $3.2 million paid in each of the first quarters of 2011 and 2012. The Company settled civil and criminal charges with the DOJ by entering into a three-year deferred prosecution agreement (“DPA”) and agreeing to pay a total of $8.0 million in penalties in three installments, with $3.5 million paid in the first quarter of 2011 and $2.3 million paid in each of the first quarters of 2012 and 2013. Further, under the terms of each agreement, the Company has submitted periodic reports to the SEC and DOJ on its internal compliance program concerning anti-bribery. As of January 25, 2013, all monetary penalties have been paid in full for each settlement described above and, in early February 2014, the DPA expired on its own terms.
On October 15, 2013, the Company received an informal notice from the DOJ that an indictment against the former Senior Vice President and General Manager of its Swiss subsidiary had been filed in the United States District Court for the Southern District of California. The indictment is against the individual, a former officer, and not against the Company and the Company does not foresee that further penalties or fines could be assessed against it as a corporate entity for this matter. However, the Company may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendant and to incur other financial obligations. While the Company maintains directors’ and officers’ insurance policies which are intended to cover legal expenses related to its indemnification obligations in situations such as these, the Company cannot determine if and to what extent the insurance policy will cover the legal fees for this matter. Accordingly, the legal fees that may be incurred by the Company in defending this former officer could have a material impact on its financial condition and results of operation.
Swiss Bribery Matter
In August 2013, the Company's Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office. At the end of the search, the Swiss federal prosecutor presented the Company with a listing of the materials gathered by the representatives and then removed the materials from its premises for keeping at the prosecutor’s office. By reviewing the items to be seized on the search warrant presented by the Swiss prosecutor’s office, the Company believes this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. During initial discussions, the Swiss prosecutor has acknowledged both the existence of the Company's DPA with the DOJ and its cooperation efforts thereunder, both of which should have a positive impact in discussions going forward. Additionally, other than the activities previously reviewed in conjunction with the SEC and DOJ matters under the FCPA, the Company has no reason to believe that additional facts or circumstances are under review by the Swiss authorities. At such an early stage in the investigation, the Company is currently unable to determine the extent to which it will be subject to fines in accordance with Swiss bribery laws and what additional costs and expenses will be needed in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Securities Matter
In early 2013, the Company voluntarily provided information to the United States Attorney's Office for the Southern District of California and the U.S. Securities and Exchange Commission related to its announcement that it intended to file restated financial statements for fiscal years 2011 and 2012. The Company is currently cooperating with the US authorities in connection with these investigations. At this preliminary stage, the Company cannot predict the ultimate outcome of this action, nor can it estimate the range of potential loss, and therefore has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Securities Class Action Matter
From March 13, 2013 through April 19, 2013, four purported shareholder class actions were filed in the United States District Court for the Southern District of California against the Company and certain of its current and former officers. These actions were entitled Foster v. Maxwell Technologies, Inc., et al., Case No. 13-cv-0580 (S.D. Cal. filed March 13, 2013), Weinstein v. Maxwell Technologies, Inc., et al., No. 13-cv-0686 (S.D. Cal. filed March 21, 2013), Abanades v. Maxwell Technologies, Inc., et al., No. 13-cv-0867 (S.D. Cal. filed April 11, 2013), and Mebarak v. Maxwell Technologies, Inc., et al., No. 13-cv-0942 (S.D. Cal. filed April 19, 2013). The complaints alleged that the defendants made false and misleading statements regarding its financial performance and business prospects and overstated the Company's reported revenue. The complaints purport to assert claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of all persons who purchased the Company's common stock between April 28, 2011 and March 7, 2013, inclusive. The complaints seek unspecified monetary damages and attorneys' fees and costs. On May 13, 2013, four prospective lead plaintiffs filed motions to consolidate the four actions and to be appointed lead plaintiff and, on October 24, 2013, the court issued a written order consolidating the case under the heading In re Maxwell Technologies, Inc., Securities Litigation. On January 16, 2014, the lead plaintiff filed a consolidated and amended complaint which slightly adjusted the class period to April 29, 2011 to March 19, 2013, and removed a former officer as a defendant. At this preliminary stage, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Federal Shareholder Derivative Matter
On April 23, 2013 and May 7, 2013, two shareholder derivative actions were filed in the United States District Court for the Southern District of California, entitled Kienzle v. Schramm, et al., Case No. 13-cv-0966 (S.D. Cal. filed April 23, 2013) and Agrawal v. Cortes, et al., Case No. 13-cv-1084 (S.D. Cal. filed May 7, 2013). The complaints name as defendants certain of the Company's current and former officers and directors and name us as a nominal defendant. The complaints allege that the individual defendants caused or allowed us to issue false and misleading statements about the Company's financial condition, operations, management, and internal controls and falsely represented that we maintained adequate controls. The complaints assert causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits seek unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits, and other compensation, attorneys' and experts' fees, and costs and expenses. On June 10, 2013, the parties filed a joint motion to consolidate the two actions. On September 26, 2013, the plaintiffs filed a motion to stay this case until the resolution of the similar derivative action pending in the California Superior Court for the County of San Diego. The Company opposed this motion to stay. On October 30, 2013, the court issued two orders consolidating the two cases under the heading In re Maxwell Technologies, Inc. Derivative Litigation, which had been mutually agreed upon by all parties, and denying the plaintiffs’ motion to stay their own federal derivative case. The lead plaintiff filed its consolidated and amended complaint on January 30, 2014. Because this action is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, the Company cannot predict the ultimate outcome of this action, nor can it estimate the range of potential loss. Therefore the Company has not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
State Shareholder Derivative Matter
On April 11, 2013 and April 18, 2013, two shareholder derivative actions were filed in California Superior Court for the County of San Diego, entitled Warsh v. Schramm, et al., Case No. 37-2013-00043884 (San Diego Sup. Ct. filed April 11, 2013) and Neville v. Cortes, et al., Case No. 37-2013-00044911-CU-BT-CTL (San Diego Sup. Ct. filed April 18, 2013). The complaints name as defendants certain of the Company's current and former officers and directors as well as its former auditor McGladrey LLP. The Company is named as a nominal defendant. The complaints allege that the individual defendants made or caused the Company to make false and/or misleading statements regarding its financial condition, and failed to disclose material adverse facts about its business, operations and prospects. The complaints assert causes of action for breaches of fiduciary duty for disseminating false and misleading information, failing to maintain internal controls, and failing to properly oversee and manage the company, as well as for unjust enrichment, abuse of control, gross mismanagement, professional negligence and accounting malpractice, and aiding and abetting breaches of fiduciary duty. The lawsuits seek unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits and other compensation, attorneys' and experts' fees, and costs and expenses. On May 7, 2013, the Court consolidated the two actions. The Company filed a motion to stay the consolidated action on July 2, 2013. On September 27, 2013, the Court heard oral arguments on the motion to stay and continued the hearing on this motion until the resolution of the motion to stay pending in the federal derivative action referenced above. Given the outcome of the above detailed federal derivative lawsuit, the Company informed the state court of the federal court order denying the federal plaintiffs’ motion to stay. Consequently, on November 1, 2013, the state court stayed the state derivative pending before it until the resolution of the federal derivative case. Because this action is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, the Company cannot predict the ultimate outcome of this action, nor can it estimate the range of potential loss, and therefore has not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Shareholder Demand Letter Matter
On April 9, 2013, Stephen Neville, a purported shareholder of the Company, sent a demand letter to the Company to inspect its books and records pursuant to California Corporations Code Section 1601. The demand sought inspection of documents related to the Company's March 7, 2013 announcement that it would be restating its previously-issued financial statements for 2011 and 2012, board minutes and committee materials, and other documents related to its board or management discussions regarding revenue recognition from January 1, 2011 to the present. The Company responded by letter dated April 19, 2013, explaining why it believed that the demand did not appear to be proper. Following receipt of a second letter from Mr. Neville dated April 23, 2013, the Company explained by letter dated April 29, 2013 why it continues to believe that the inspection demand appears improper. The Company has not received a further response from Mr. Neville regarding the inspection demand. In conjunction with the state court derivative action referenced above, Mr. Neville filed two motions to compel production of the documents and materials originally sought in the demand letter. On September 27, 2013, the Court heard oral arguments on the motions to compel and, in line with the continuance on the motion to stay, likewise continued the hearing on the motions to compel pending resolution of the motions to stay in both the federal and state derivative actions referenced above. On November 15, 2013, the purported shareholder, Mr. Neville, filed a petition for writ of mandate requesting that the state court order the Company to comply with the inspection demand. The Company responded to this writ on January 15, 2014, claiming that the inspection demand is improper on numerous grounds and simultaneously filing a demurrer for the shareholder inspection demand action in its entirety to which the plaintiff is expected to respond in due course. At this preliminary stage, the Company cannot predict the ultimate outcome of this action, nor can it estimate the range of potential loss, and therefore has not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.

Note 14—Unaudited Quarterly Financial Information

	Quarter Ended
	March 31		June 30		September 30		December 31
	(in thousands except per share data)
Year Ended December 31, 2013
Operating:
Total revenue	$47,748		$55,610		$51,197		$38,979
Gross profit	18,230		21,576		21,113		14,374
Net income (loss)	(278)	(a)	3,405	(b)	6,027	(c)	(2,814)	(d)
Basic and diluted net income (loss) per share	$(0.01)		$0.12		$0.21		$(0.10)

	Quarter Ended
	March 31		June 30		September 30		December 31
	(in thousands except per share data)
Year Ended December 31, 2012
Operating:
Total revenue	$35,804		$36,238		$42,713		$44,503
Gross profit	15,157		14,524		18,142		17,229
Net income (loss)	(952)	(e)	31	(f)	5,228	(g)	2,867	(h)
Basic and diluted net income (loss) per share	$(0.03)		$—		$0.18		$0.10
_____________

(a)	Includes a non-cash expense for stock-based compensation of $1.0 million.

(b)	Includes a non-cash expense for stock-based compensation of $946,000.

(c)	Includes a non-cash expense for stock-based compensation of $719,000.

(d)	Includes a non-cash expense for stock-based compensation of $1.4 million.

(e)	Includes a non-cash expense for stock-based compensation of $1.3 million.

(f)	Includes a non-cash expense for stock-based compensation of $770,000.

(g)	Includes a non-cash expense for stock-based compensation of $505,000.

(h)	Includes a non-cash expense for stock-based compensation of $527,000.

Schedule II
Valuation and Qualifying Accounts (in thousands)

	Balance at the Beginning of the Year ($)	Charged to Expense ($)	Acquisitions/ Transfers and Other ($)	Write-offs Net of Recoveries ($)	Balance at the End of the Year ($)
Allowance for Doubtful Accounts:
December 31, 2011	151	300	(1)	—	450
December 31, 2012	450	193	2	(488)	157
December 31, 2013	157	22	—	(45)	134

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
BDO USA LLP, the independent registered public accounting firm that audited the consolidated financial statements of Maxwell in this Annual Report on Form 10-K, has issued an unqualified opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2013 which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm”.
Changes in Internal Control Over Financial Reporting
As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, our management identified material weaknesses in our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2012, the specific material weaknesses were:

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

During the quarter ended December 31, 2013, we implemented the following remediation measures to address the material weaknesses listed above:

•
We implemented a formal revenue recognition policy and provided training on the policy to sales personnel and others involved in negotiating contractual sales terms in order to improve awareness and understanding of revenue recognition principles under GAAP. Further, we implemented a formal order deviation approval process whereby deviations from established customer sales terms are approved by the finance and accounting department, in order to ensure that such deviations are accurately reflected in our financial statements; and,

•
We implemented a more robust fraud risk assessment process considering specific ways in which asset misappropriation or fraudulent financial reporting might occur and ensured controls were identified to address the risk of fraud.

Based on the policies, procedures, and controls implemented, management has concluded that effective improvements were made to the internal control system to resolve the material weaknesses identified in 2012.
There were no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Maxwell Technologies, Inc.
San Diego, California
We have audited Maxwell Technologies, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Maxwell Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Maxwell Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maxwell Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 20, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
San Diego, California
February 20, 2014

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be set forth in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Financial Statements. The consolidated financial statements required by this item are submitted in a separate section beginning on page 46 of this Annual Report on Form 10-K.

2.
Financial Statement Schedules. The financial statement schedule entitled “Valuation and Qualifying Accounts” required by this item is submitted in a separate section beginning on page 76 of this Annual Report on Form 10-K.

3.	Exhibits.

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement dated December 10, 2003 between Registrant and Metar SA en constitution. (1)

2.2	Purchase and Sale Agreement and Joint Escrow Instructions dated August 15, 2003 by and between Registrant and Horizon Christian Fellowship. (1)

2.3	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated September 26, 2003. (1)

2.4	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated October 13, 2003. (1)

2.5	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between Registrant and Horizon Christian Fellowship, dated December 23, 2003. (1)

3.1	Restated Certificate of Incorporation of Registrant. (11)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated November 22, 1996. (7)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated February 9, 1998. (2)

3.4	Amended and Restated Bylaws of Registrant. (3)

4.1	Rights Agreement dated November 5, 1999 between Registrant and Chase Mellon Shareholders Services, LLC, as Rights Agent. (10)

4.2	Amendment of Rights Agreement dated as of July 5, 2002. (12)

10.1	1995 Stock Option Plan of Registrant. (8)

10.2	Amendment No. One to Registrant’s 1995 Stock Option Plan dated March 19, 1997. (7)

10.3	Amendment No. Two to Registrant’s 1995 Stock Option Plan dated February 13, 1998. (14)

10.4	Amendment No. Three to Registrant’s 1995 Stock Option Plan dated January 28, 1999. (2)

10.5	Amendment No. Four to Registrant’s 1995 Stock Option Plan dated Nov. 22, 1999. (4)

10.6	Amendment No. Five to Registrant’s 1995 Stock Option Plan dated August 14, 2000. (13)

10.7	Stock Option Agreement under 1995 Stock Option Plan by and between Registrant and Kenneth Potashner, dated as of May 19, 2003. (12)

10.8	1999 Director Stock Option Plan of Registrant. (4)

10.9	Registrant’s 2004 Employee Stock Purchase Plan. (8)

10.10	Amendment Number One to Registrant’s 1994 Employee Stock Purchase Plan, effective as of April 30, 1997. (7)

10.11	Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated May 30, 2002. (5)

10.12	Amendment Number One to Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated June 28, 2002. (5)

Exhibit Number	Description of Document
10.13	Amendment Number Two to the Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated August 12, 2002. (6)

10.14	Indemnity Agreement for Directors of Registrant dated December 2004. (12)

10.15	Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.16	Schedule to Loan and Security Agreement (Exim Program) dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.17	Export-Import Bank of the United States Agreement Executed by Borrower dated February 4, 2004 between Registrant, Export-Import Bank of the United States and Silicon Valley Bank. (12)

10.18	Securities Account Control Agreement dated February 4, 2004 between Registrant and Silicon Valley Bank. (12)

10.19	Firm-Fixed-Price Subcontract Purchase Order dated February 14, 2005 between Registrant and Northrop Grumman Space and Mission Systems Corp. (15)

10.20	Securities Purchase Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (16)

10.21	Registration Rights Agreement, dated as of December 20, 2005 between Registrant and Castlerigg Master Investments Ltd. (16)

10.22	Registrant’s 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (17)

10.23	Underwriting Agreement dated May 8, 2007 between the Registrant and UBS Securities, LLC. (18)

10.24	Transition agreement effective as of July 23, 2007 between the Company and Richard D. Balanson. (19)

10.25	Employment agreement effective as of July 23, 2007 between the Company and David J. Schramm. (19)

10.26	Underwriting Agreement between the Company and UBS Securities, LLC dated October 9, 2007. (20)

10.27	Equity Distribution Agreement, dated August 8, 2008, between the Company and UBS Securities, LLC, including the form of Terms Agreement. (21)

10.28	Amendment No. 1 dated December 19, 2008 to Employment Agreement between the Company and David J. Schramm. (22)

10.29	Employment agreement effective as of March 23, 2009 between the Company and Kevin S. Royal. (23)

10.30	Underwriting Agreement between the Company and Roth Capital Partners, LLC dated May 18, 2009. (24)

10.31	Form of Restricted Stock Unit Award Agreement. (25)

10.32	Separation Agreement and General Release of all Claims between Registrant and Tim Hart. (25)

10.33	Termination Agreement between Registrant and Alain R. Riedo. (25)

10.34	Employment Agreement effective as of September 21, 2009 between the Registrant and George Kreigler. (26)

10.35	Amendment to Employment Agreement between the Registrant and George Kreigler effective as of December 27, 2010. (27)

10.36	Form of Restricted Stock Agreement for Service-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (27)

10.37	Form of Restricted Stock Agreement for Performance-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (27)

†10.38	Credit Agreement, dated as of December 5, 2011, (the “Credit Agreement”) between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. (28)

†10.39	Security Agreement, dated as of December 5, 2011, by Maxwell Technologies, Inc. in favor of Wells Fargo Bank, N.A., pursuant to the Credit Agreement. (29)

†10.40	Equipment Term Commitment Note, dated as of December 5, 2011, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A, pursuant to the Credit Agreement. (30)

Exhibit Number	Description of Document

†10.41	Revolving Line of Credit Note, dated as of December 5, 2011, by Maxwell Technologies, Inc. between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A, pursuant to the Credit Agreement. (31)

10.42	Employment Agreement effective as of July 10, 2012 between the Registrant and Van Andrews. (32)

10.43	First Amendment to Credit Agreement, dated as of October 31, 2013, (the “First Amendment”) between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

10.44	Second Amendment to Credit Agreement, dated as of December 5, 2013, (the “Second Amendment”) between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

21.1	List of Subsidiaries of Registrant. *

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2004 (SEC file no. 001-15477).

(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC file no. 000-10964).

(3)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2013.

(4)	Incorporated herein by reference to Registrant’s Transition Report on Form 10-K for the transition period from August 1, 1999 to December 31, 1999 (SEC file no. 001-15477).

(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2002 (SEC file no. 001-15477).

(6)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2002 (SEC file no. 001-15477).

(7)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC file no. 000-10964).

(8)	Incorporated herein by reference to Registrant’s Schedule 14A for the 2005 Annual Meeting of Stockholders (SEC file no. 001-15477).

(9)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1996 (SEC file no. 000-10964).

(10)	Incorporated herein by reference to Registrant’s Form 8-A filed November 18, 1999 (SEC file no. 001-15477).

(11)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).

(12)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC file no. 001-15477).

(13)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC file no. 001-15477).

(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC file no. 000-10964).

(15)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2004 (SEC file no. 001-15477).

(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2005 (SEC file no. 001-15477).

(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2010 (SEC file no. 001-15477).

(18)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2007 (SEC file no. 001-15477).

(19)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on August 9, 2007 (SEC file no. 001-15477).

(20)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on October 10, 2007 (SEC file no. 001-15477).

(21)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on August 11, 2008 (SEC file no. 001-15477).

(22)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2008.

(23)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on May 5, 2009 (SEC file no. 001-15477).

(24)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2009 (SEC file no. 001-15477).

(25)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on August 10, 2009 (SEC file no. 001-15477).

(26)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on November 5, 2009 (SEC file no. 001-15477).

(27)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2010.

(28)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2011.

(29)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2011.

(30)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2011.

(31)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2011.

(32)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2012 (SEC file no. 001-15477).

(b)	See the exhibits required by this item under Item 15(a)(3) above.

(c)	See the financial statement schedule required by this item under Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of February 2014.

MAXWELL TECHNOLOGIES, INC.

By:	/S/ JOHN WARWICK
John Warwick Interim President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints John Warwick and Kevin S. Royal, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and on his or her behalf to sign, execute and file this Annual Report on Form 10-K and any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN WARWICK	Interim President and Chief Executive Officer	February 20, 2014
John Warwick	(Principal Executive Officer)

/s/ KEVIN S. ROYAL	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	February 20, 2014
Kevin S. Royal
(Principal Financial and Accounting Officer)

/s/ MARK ROSSI	Director	February 20, 2014
Mark Rossi

/s/ ROBERT L. GUYETT	Director	February 20, 2014
Robert L. Guyett

/s/ JOSÉ CORTES	Director	February 20, 2014
José Cortes

/s/ BURKHARD GOESCHEL	Director	February 20, 2014
Burkhard Goeschel

/s/ ROGER HOWSMON	Director	February 20, 2014
Roger Howsmon

/s/ YON YOON JORDEN	Director	February 20, 2014
Yon Yoon Jorden

/s/ DAVID SCHLOTTERBECK	Director	February 20, 2014
David Schlotterbeck