Form 10-Q
period 2014-03-31
MAXWELL TECHNOLOGIES INC
filed 2014-05-01
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of April 28, 2014 is 29,931,419 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2014

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2014, and the condensed consolidated statements of operations, statements of comprehensive income (loss), and statements of cash flows for the three months ended March 31, 2014 and 2013, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
The following condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
In addition, operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2014.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,585	$30,647
Restricted cash	1,000	—
Trade and other accounts receivable, net of allowance for doubtful accounts of $150 and $134, at March 31, 2014 and December 31, 2013, respectively	37,628	29,869
Inventories	45,003	44,736
Prepaid expenses and other current assets	2,336	2,314
Total current assets	117,552	107,566
Property and equipment, net	43,746	44,941
Intangible assets, net	318	369
Goodwill	26,201	25,978
Pension asset	10,919	10,568
Other non-current assets	666	665
Total assets	$199,402	$190,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,433	$25,436
Accrued warranty	512	180
Accrued employee compensation	8,598	8,788
Deferred revenue and customer deposits	2,729	1,043
Short-term borrowings and current portion of long-term debt	10,540	7,914
Deferred tax liability	876	890
Total current liabilities	50,688	44,251
Deferred tax liability, long-term	2,153	2,125
Long-term debt, excluding current portion	83	100
Other long-term liabilities	3,686	3,401
Total liabilities	56,610	49,877
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,930 and 29,563 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2,990	2,953
Additional paid-in capital	273,276	271,928
Accumulated deficit	(151,475)	(151,794)
Accumulated other comprehensive income	18,001	17,123
Total stockholders’ equity	142,792	140,210
Total liabilities and stockholders’ equity	$199,402	$190,087
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2014	2013
Revenue	$46,001	$47,748
Cost of revenue	28,131	29,518
Gross profit	17,870	18,230
Operating expenses:
Selling, general and administrative	10,939	11,502
Research and development	6,171	6,023
Total operating expenses	17,110	17,525
Income from operations	760	705
Interest expense, net	39	44
Amortization of debt discount and prepaid debt costs	5	15
Income from operations before income taxes	716	646
Income tax provision	397	924
Net income (loss)	$319	$(278)
Net income (loss) per share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)
Weighted average common shares outstanding:
Basic	29,047	28,825
Diluted	29,216	28,825
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2014	2013
Net income (loss)	$319	$(278)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	849	(2,844)
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax benefit of $0 and $7 for the three months ended March 31, 2014 and 2013, respectively	—	55
Amortization of prior service cost, net of tax benefit of $7 and $2 for the three months ended March 31, 2014 and 2013, respectively	29	9
Other comprehensive income (loss), net of tax	878	(2,780)
Comprehensive income (loss)	$1,197	$(3,058)
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$319	$(278)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,614	2,118
Amortization of intangible assets	51	91
Amortization of debt discount and prepaid debt costs	5	15
Pension cost (benefit)	(26)	5
Stock-based compensation expense	755	957
Provision for losses on accounts receivable	16	10
Provision for losses on inventory	310	(227)
Provision for warranties	374	6
Changes in operating assets and liabilities:
Trade and other accounts receivable	(7,711)	152
Inventories	(531)	(653)
Prepaid expenses and other assets	(32)	77
Pension asset	(187)	(183)
Accounts payable and accrued liabilities	2,168	4,032
Deferred revenue and customer deposits	2,060	1,586
Accrued employee compensation	(200)	1,116
Other long-term liabilities	273	(33)
Net cash provided by operating activities	258	8,791
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,985)	(2,026)
Net cash used in investing activities	(1,985)	(2,026)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(3,743)	(3,608)
Proceeds from long-term and short-term borrowings	6,292	3,318
Repurchase of shares	—	(20)
Proceeds from issuance of common stock under equity compensation plans	630	281
Restricted cash - compensating balance	(1,000)	—
Net cash provided by (used in) financing activities	2,179	(29)
Increase in cash and cash equivalents from operations	452	6,736
Effect of exchange rate changes on cash and cash equivalents	486	(1,351)
Increase in cash and cash equivalents	938	5,385
Cash and cash equivalents, beginning of period	30,647	28,739
Cash and cash equivalents, end of period	$31,585	$34,124
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context otherwise requires, all references to “Maxwell,” the "Company,” "we," "us," and "our," refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to the Company’s Swiss subsidiary, Maxwell Technologies, SA.
Note 1 – Description of Business and Basis of Presentation
Description of Business
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, and has three manufacturing facilities located in San Diego, California; Rossens, Switzerland; and Peoria, Arizona. In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment called High Reliability, which is comprised of three product lines:

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

•
High-Voltage Capacitors: The Company’s CONDIS® high-voltage capacitors are designed and manufactured to perform reliably for decades in all climates. These products include grading and coupling capacitors and capacitive voltage dividers that are used to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•
Radiation-Hardened Microelectronic Products: The Company’s radiation-hardened microelectronic products for satellites and spacecraft include single board computers and components, such as high-density memory and power modules. Many of these products incorporate our proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand the effects of environmental radiation and perform reliably in space.

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

Reclassifications
Certain prior period amounts in the consolidated statement of cash flows for the quarter ended March 31, 2013 have been reclassified to conform to the current period presentation. These reclassifications do not impact reported net income (loss) and do not otherwise have a material impact on the presentation of the overall financial statements.
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
Valuation Allowance on Deferred Tax Asset
At March 31, 2014, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $59.5 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
The Company evaluates positive and negative evidence in connection with its assessment of the recoverability of the deferred tax assets. The key objective negative evidence, which is generally difficult to overcome, is a cumulative loss over the past three years. Based on financial projections for fiscal years 2014 and 2015, the cumulative three-year position may shift from a loss to an income position as soon as the second half of fiscal year 2014. While other factors will need to be considered during the Company’s assessment of the U.S. valuation allowance, three-years cumulative income is considered significant positive evidence to support realization of all or a portion of the net deferred tax assets. However, the Company will also need to consider whether it expects to be in a cumulative loss position in the near future.  Based on the Company’s current financial projections, the Company may begin releasing the U.S. valuation allowance in the next one to two years.
Restricted Cash
As of March 31, 2014, the Company had restricted cash of $1.0 million which represents a compensating balance on deposit with the bank as collateral for outstanding borrowings with the bank. The cash balance is restricted from withdrawal and classified as a current asset on the balance sheet as the restriction is expected to be released by April 30, 2014.
Warranty Obligation
The Company provides warranties on all product sales. The majority of the Company’s warranties are for one to four years in the normal course of business. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure.
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
Beginning in the fourth quarter of 2011, for three distributors of the Company's products, the Company offered extended payment terms which allowed these distributors to pay the Company after they received payment from their customer, with respect to certain sales transactions. Also beginning in the fourth quarter of 2011, for one other distributor of the Company's products, the Company offered return rights and profit margin protection with respect to certain sales transactions. Therefore, for these four distributors, the Company determined that the revenue recognition criteria of SAB 101 and 104 were not met at the time of shipment, as there was no fixed or determinable price, nor was collection reasonably assured, at least with respect to certain sales transactions. As a result, for the three distributors provided with extended payment terms, which did not provide for a fixed or determinable price, the Company deferred the recognition of revenue on all sales beginning in the fourth quarter of 2011 to the period in which cash is received. For the one distributor provided with return rights and profit margin protection, for which the Company could not estimate exposure, the Company deferred the recognition of revenue on all sales beginning in the fourth quarter of 2011 until the distributor confirmed to the Company that it was not entitled to any further returns or credits. During the third quarter of 2013, this distributor confirmed to the Company that it was not entitled to any further returns or credits, therefore, previously unrecognized revenue related to this distributor was recognized in the quarter ended September 30, 2013. Although the Company had deferred revenue recognition for a significant amount of sales to these four distributors through the quarter ended September 30, 2013, subsequent to this date the amount of deferred revenue related to these distributors has been insignificant.
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
As of March 31, 2014 and December 31, 2013, cumulative sales totaling $2.0 million and $4.5 million, respectively, had not yet been recognized as revenue. The Company has recorded the cost basis of inventory shipped to customers prior to the achievement of the revenue recognition criteria of approximately $603,000 and $2.5 million at March 31, 2014 and December 31, 2013, respectively, in "inventory" in the consolidated balance sheets.
If the Company receives cash payment from the customer prior to the achievement of the revenue recognition criteria, the amount received from the customer is recorded as deferred revenue in the consolidated balance sheets. Total deferred revenue and customer deposits in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 of $1.9 million and $1.0 million, respectively, relates to cash received from customers on sales for which the revenue recognition criteria had not been achieved, customer advances, as well as other less significant customer arrangements requiring the deferral of revenue.
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

	Three Months Ended
	March 31,

	2014	2013
Numerator
Net income (loss)	$319	$(278)
Denominator
Weighted-average common shares outstanding	29,047	28,825
Effect of potentially dilutive securities:
Options to purchase common stock	76	—
Restricted stock awards	53	—
Restricted stock unit awards	38	—
Employee stock purchase plan	2	—
Weighted-average common shares outstanding, assuming dilution	29,216	28,825
Net income (loss) per share
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Outstanding options to purchase common stock	413	544
Unvested restricted stock awards	323	442
Unvested restricted stock unit awards	—	57
Note 2 – Balance Sheet Details (in thousands)
Inventories

	March 31, 2014	December 31, 2013

Raw material and purchased parts	$16,759	$16,723
Work-in-process	3,344	2,374
Finished goods	24,297	23,149
Consigned finished goods	603	2,490
Total inventories	$45,003	$44,736
Intangible Assets
Intangible assets consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
As of March 31, 2014
Patents	$2,476	$(2,158)	$318
Developed core technology	1,100	(1,100)	—
Patent license agreement	741	(741)	—
Total intangible assets at March 31, 2014	$4,317	$(3,999)	$318

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2013
Patents	$2,476	$(2,107)	$369
Developed core technology	1,100	(1,100)	—
Patent license agreement	741	(741)	—
Total intangible assets at December 31, 2013	$4,317	$(3,948)	$369
Goodwill
The change in the carrying amount of goodwill from December 31, 2013 to March 31, 2014 is as follows:

Balance at December 31, 2013	$25,978
Foreign currency translation adjustments	223
Balance at March 31, 2014	$26,201

Accrued Warranty

	Three Months Ended
	March 31,
	2014	2013
Beginning balance	$180	$269
Product warranties issued	114	86
Change related to preexisting warranties	260	(80)
Settlement of warranties	(30)	(4)
Foreign currency translation adjustments	(12)	(4)
Ending balance	$512	$267
Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2013	$18,804	$(1,681)	$17,123
Other comprehensive income before reclassification	849	—	849
Amounts reclassified from accumulated other comprehensive income	—	29	29	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the three months ended March 31, 2014	849	29	878
Balance as of March 31, 2014	$19,653	$(1,652)	$18,001
Note 3 – Credit Facility
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
The Equipment Term Loan was available to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. During this period, the Company borrowed $5.0 million under the Equipment Term Loan. In March 2014, the Company borrowed $3.0 million under the Revolving Line of Credit, and no other amounts have been borrowed to date under the Revolving Line of Credit.
During the quarter ended March 31, 2014, the Company was in violation with respect to the requirement to maintain a minimum liquidity ratio at all times. On February 27, 2014, the Company entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies under the credit agreement to call the Company's outstanding debt obligation in connection with this event of default for a period terminating on the earlier of April 30, 2014 or the occurrence of any additional events of default. The forbearance agreement also required the Company to maintain at least $1.0 million in its account maintained at the bank until the amount outstanding under the Revolving Line of Credit is repaid. On April 30, 2014, the Company entered into another forbearance agreement with the bank which extended the forbearance period from April 30, 2014 to June 30, 2014, or the occurrence of any additional events of default, and removed the requirement for the Company to maintain at least $1.0 million in its account maintained at the bank. As a result of this noncompliance, the bank's obligation to extend any further credit ceased and terminated, and borrowings outstanding under the Credit Facility have been classified as a current obligation in the consolidated balance sheet as of March 31, 2014.
As of December 31, 2013, the Company was not in compliance with the financial covenant pertaining to the quarterly EBITDA target for the quarter ended December 31, 2013. As a result of this noncompliance, borrowings outstanding under the Credit Facility were classified as a current obligation in the consolidated balance sheet as of December 31, 2013.
As of March 31, 2014, $1.8 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of March 31, 2014). If the bank does not exercise its right to accelerate repayment of this balance after the forbearance period discussed above, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of March 31, 2014, $3.0 million was outstanding under the Revolving Line of Credit and the applicable interest rate was LIBOR plus 2.25% (2.5% as of March 31, 2014). The amount outstanding under the Revolving Line of Credit is scheduled to be repaid by June 30, 2014.
Note 4 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of March 31, 2014, the financial instruments to which this topic applied were foreign currency forward contracts. As of March 31, 2014, the fair value of these foreign currency forward contracts was a liability of $299,000 which is recorded in “accounts payable and accrued liabilities” in the consolidated balance sheet. The fair value of these derivative instruments is measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC. All forward contracts as of March 31, 2014 have a one-month maturity term and mature on April 2, 2014 or May 5, 2014.
The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.
Note 5 – Foreign Currency Derivative Instruments
Maxwell uses forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in foreign currencies. The change in fair value of these forward contracts represents a natural hedge as gains and losses on these instruments partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. These forward contracts generally expire in one month. These contracts are considered economic hedges but are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instrument is recognized currently in the consolidated statement of operations.
The net gains and losses on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$5	$12
Selling, general and administrative	61	(1,387)
Total gain (loss)	$66	$(1,375)
The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$2	$(8)
Selling, general and administrative	(356)	1,246
Total gain (loss)	$(354)	$1,238
As of March 31, 2014, the total notional amount of foreign currency forward contracts not designated as hedges was $33.5 million.

The following table presents gross amounts, amounts offset and net amounts presented in the condensed consolidated balance sheets for the Company's derivative instruments measured at fair value (in thousands):

	March 31, 2014	December 31, 2013
Gross amounts of recognized assets (liabilities)	$(373)	$472
Gross amounts offset in the condensed consolidated balance sheets	74	(90)
Net amount of recognized asset (liability) presented in the condensed consolidated balance sheets	$(299)	$382
The Company has the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. For additional information, refer to Note 4 – Fair Value Measurements.
Note 6 – Stock Plans
The Company has two active stock-based compensation plans as of March 31, 2014: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
Stock Options
Compensation expense recognized from employee stock options for the three months ended March 31, 2014 and 2013 was a benefit of $2,000 and an expense of $177,000, respectively. The benefit for the three months ended March 31, 2014 is a result of cancellations of previously issued options. Beginning in 2011, the Company ceased granting stock options and began granting restricted stock awards to employees as part of its annual equity incentive award program. However, during 2013, the Company granted stock options related to the retention of a new chief operating officer as well as certain other one-time stock option awards to various employees. The Company may determine to grant stock options in the future under its equity incentive plan.
Restricted Stock Awards
During the three months ended March 31, 2014 and 2013 the Company issued 255,600 and 305,143 shares, respectively, under restricted stock awards which had an average grant date fair value per share of $14.20 and $10.58, respectively. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Service-based restricted stock	$433	$648
Performance-based restricted stock	6	18
Total compensation expense recognized for restricted stock awards	$439	$666
Restricted Stock Units
Non-employee directors receive an annual restricted stock unit award, normally in February of each year, as part of their annual retainer compensation which vests one year from the date of grant. During the three months ended March 31, 2014 and 2013, non-employee directors were granted a total of 65,891 and 56,616 restricted stock units, respectively, with an average grant date fair value per share of $9.03 and $10.51, respectively.
Total compensation expense recognized for service-based restricted stock unit awards was $176,000 and $114,000 during the three months ended March 31, 2014 and 2013, respectively.
Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period commencing on January 1 and July 1. The number of shares purchased is based on participants’ contributions made during the offering period.

Compensation expense recognized for the ESPP for the three months ended March 31, 2014 was $142,000. For the three months ended March 31, 2013, compensation expense was zero under the ESPP as the plan had been temporarily suspended. The fair value of the ESPP shares was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

Three Months Ended
March 31,
2014
Expected dividends	$—
Exercise price	$7.77
Expected volatility	82%
Average risk-free interest rate	0.04%
Expected life/term (in years)	0.3
Fair value per share	$5.75
Stock-based Compensation Expense
Compensation cost for restricted stock, restricted stock units, stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$251	$273
Selling, general and administrative	255	497
Research and development	249	187
Total stock-based compensation expense	$755	$957
Note 7 – Defined Benefit Plan
Maxwell SA, the Company's Swiss subsidiary, has a retirement plan that is classified as a defined benefit pension plan. The employee pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, participating employees are required to contribute to the pension plan. This plan has a measurement date of December 31.
Components of net periodic pension (benefit) cost are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Service cost	$217	$207
Interest cost	178	125
Expected return on plan assets	(457)	(383)
Prior service cost amortization	36	11
Deferred loss amortization	—	45
Net periodic pension cost (benefit)	$(26)	$5
Employer contributions of $196,000 and $183,000 were paid during the three months ended March 31, 2014 and 2013, respectively. Additional employer contributions of approximately $509,000 are expected to be paid during the remainder of fiscal 2014.
Note 8 – Legal Proceedings

Although the Company expects to incur significant legal fees in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal fees and therefore, such fees will be expensed in the period the legal services are performed.
FCPA Matter
As a result of being publicly traded in the U.S., the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or retaining business. Beginning in 2009, the Company conducted an internal review into payments made to its former independent sales agent in China with respect to sales of its high voltage capacitor products produced by its Swiss subsidiary. In January 2011, the Company reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities laws violations. The Company settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, the Company agreed to pay a total of approximately $6.4 million in profit disgorgement and prejudgment interest. The Company settled civil and criminal charges with the DOJ by entering into a three-year deferred prosecution agreement (“DPA”) and agreeing to pay a total of $8.0 million in penalties. Further, under the terms of each agreement, the Company has submitted periodic reports to the SEC and DOJ on its internal compliance program concerning anti-bribery. As of January 25, 2013, all monetary penalties have been paid in full for each settlement described above and, in early February 2014, the DPA expired on its own terms. A judgment of dismissal was issued by the District Judge for the matter in the U.S. District Court for the Southern District of California on March 28, 2014.
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
Swiss Bribery Matter
In August 2013, the Company's Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office. At the end of the search, the Swiss federal prosecutor presented the Company with a listing of the materials gathered by the representatives and then removed the materials from its premises for keeping at the prosecutor’s office. By reviewing the items to be seized on the search warrant presented by the Swiss prosecutor’s office, the Company believes this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. During initial discussions, the Swiss prosecutor has acknowledged both the existence of the Company's DPA with the DOJ and its cooperation efforts thereunder, both of which should have a positive impact on discussions going forward. Additionally, other than the activities previously reviewed in conjunction with the SEC and DOJ matters under the FCPA, the Company has no reason to believe that additional facts or circumstances are under review by the Swiss authorities. At such an early stage in the investigation, the Company is currently unable to determine the extent to which it will be subject to fines in accordance with Swiss bribery laws and what additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
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

Securities Class Action Matter
From March 13, 2013 through April 19, 2013, four purported shareholder class actions were filed in the United States District Court for the Southern District of California against the Company and certain of its current and former officers. These actions were entitled Foster v. Maxwell Technologies, Inc., et al., Case No. 13-cv-0580 (S.D. Cal. filed March 13, 2013), Weinstein v. Maxwell Technologies, Inc., et al., No. 13-cv-0686 (S.D. Cal. filed March 21, 2013), Abanades v. Maxwell Technologies, Inc., et al., No. 13-cv-0867 (S.D. Cal. filed April 11, 2013), and Mebarak v. Maxwell Technologies, Inc., et al., No. 13-cv-0942 (S.D. Cal. filed April 19, 2013). The complaints alleged that the defendants made false and misleading statements regarding its financial performance and business prospects and overstated the Company's reported revenue. The complaints purport to assert claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of all persons who purchased the Company's common stock between April 28, 2011 and March 7, 2013, inclusive. The complaints seek unspecified monetary damages and attorneys' fees and costs. On May 13, 2013, four prospective lead plaintiffs filed motions to consolidate the four actions and to be appointed lead plaintiff and, on October 24, 2013, the court issued a written order consolidating the case under the heading In re Maxwell Technologies, Inc., Securities Litigation. On January 16, 2014, the lead plaintiff filed a consolidated and amended complaint which slightly adjusted the class period to April 29, 2011 to March 19, 2013, and removed a former officer as a defendant. In response, the Company and the individual defendants filed a motion to dismiss the complaint, which the lead plaintiff opposed. The court is expected to hear final arguments and issue an opinion on the motion to dismiss at a hearing on May 19, 2014. At this preliminary stage, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Federal Shareholder Derivative Matter
On April 23, 2013 and May 7, 2013, two shareholder derivative actions were filed in the United States District Court for the Southern District of California, entitled Kienzle v. Schramm, et al., Case No. 13-cv-0966 (S.D. Cal. filed April 23, 2013) and Agrawal v. Cortes, et al., Case No. 13-cv-1084 (S.D. Cal. filed May 7, 2013). The complaints name as defendants certain of the Company's current and former officers and directors and name the Company as a nominal defendant. The complaints allege that the individual defendants caused or allowed the Company to issue false and misleading statements about its financial condition, operations, management, and internal controls and falsely represented that it maintained adequate controls. The complaints assert causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits seek unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits, and other compensation, attorneys' and experts' fees, and costs and expenses. On June 10, 2013, the parties filed a joint motion to consolidate the two actions. On September 26, 2013, the plaintiffs filed a motion to stay this case until the resolution of the similar derivative action pending in the California Superior Court for the County of San Diego. The Company opposed this motion to stay. On October 30, 2013, the court issued two orders consolidating the two cases under the heading In re Maxwell Technologies, Inc. Derivative Litigation, which had been mutually agreed upon by all parties, and denying the plaintiffs’ motion to stay their own federal derivative case. The lead plaintiff filed its consolidated and amended complaint on January 30, 2014. In response, the Company and the individual defendants filed a motion to dismiss the complaint, which the lead plaintiff opposed. The court is expected to hear final arguments and issue an opinion on the motion to dismiss at a hearing on May 19, 2014. Because this action is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, the Company cannot predict the ultimate outcome of this action, nor can it estimate the range of potential loss. Accordingly, the Company has not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
State Shareholder Derivative Matter
On April 11, 2013 and April 18, 2013, two shareholder derivative actions were filed in California Superior Court for the County of San Diego, entitled Warsh v. Schramm, et al., Case No. 37-2013-00043884 (San Diego Sup. Ct. filed April 11, 2013) and Neville v. Cortes, et al., Case No. 37-2013-00044911-CU-BT-CTL (San Diego Sup. Ct. filed April 18, 2013). The complaints name as defendants certain of the Company's current and former officers and directors as well as its former auditor McGladrey LLP. The Company is named as a nominal defendant. The complaints allege that the individual defendants made or caused the Company to make false and/or misleading statements regarding its financial condition, and failed to disclose material adverse facts about its business, operations and prospects. The complaints assert causes of action for breaches of fiduciary duty for disseminating false and misleading information, failing to maintain internal controls, and failing to properly oversee and manage the Company, as well as for unjust enrichment, abuse of control, gross mismanagement, professional negligence and accounting malpractice, and aiding and abetting breaches of fiduciary duty. The lawsuits seek unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits and other compensation, attorneys' and experts' fees, and costs and expenses. On May 7, 2013, the Court consolidated the two actions. The Company filed a motion to stay the consolidated action on July 2, 2013. On September 27, 2013, the Court heard oral arguments on the motion to stay and continued the hearing on this motion until the resolution of the motion to stay pending in the federal derivative action referenced above. Given the outcome of the above detailed federal derivative lawsuit, the Company informed the state court of the federal court order denying the federal plaintiffs’ motion to stay. Consequently, on November 1, 2013, the state court stayed the state derivative action pending before it until the resolution of the federal derivative case. Because this action is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, the Company cannot predict the ultimate outcome of this action, nor can it estimate the range of potential loss. Accordingly, the Company has not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Shareholder Demand Letter Matter
On April 9, 2013, Stephen Neville, a purported shareholder of the Company, sent a demand letter to the Company to inspect its books and records pursuant to California Corporations Code Section 1601. The demand sought inspection of documents related to the Company's March 7, 2013 announcement that it would be restating its previously-issued financial statements for 2011 and 2012, board minutes and committee materials, and other documents related to its board or management discussions regarding revenue recognition from January 1, 2011 to the present. The Company responded by letter dated April 19, 2013, explaining why it believed that the demand did not appear to be proper. Following receipt of a second letter from Mr. Neville dated April 23, 2013, the Company explained by letter dated April 29, 2013 why it continues to believe that the inspection demand appears improper. The Company has not received a further response from Mr. Neville regarding the inspection demand. In conjunction with the state court derivative action referenced above, Mr. Neville filed two motions to compel production of the documents and materials originally sought in the demand letter. On September 27, 2013, the Court heard oral arguments on the motions to compel and, in line with the continuance on the motion to stay, likewise continued the hearing on the motions to compel pending resolution of the motions to stay in both the federal and state derivative actions referenced above. On November 15, 2013, the purported shareholder, Mr. Neville, filed a petition for writ of mandate requesting that the state court order the Company to comply with the inspection demand. The Company responded to this writ on January 15, 2014, claiming that the inspection demand is improper on numerous grounds and simultaneously filing a demurrer for the shareholder inspection demand action in its entirety to which the plaintiff is expected to respond before the hearing set for the matter July 18, 2014. At this preliminary stage, the Company cannot predict the ultimate outcome of this action, nor can it estimate the range of potential loss. Accordingly, the Company has not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.

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
For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A, of this document and Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Three Months Ended March 31, 2014

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Off Balance Sheet Arrangements
Executive Overview
Maxwell is a global leader in developing, manufacturing and marketing energy storage and power delivery products for transportation, industrial, information technology and other applications and microelectronic products for space and satellite applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated. We believe that this “life-of-the-application” reliability gives our products a competitive advantage and enables them to command higher profit margins than commodity products. We have three product lines: ultracapacitors with applications in multiple industries, including transportation, automotive, information technology, renewable energy and consumer and industrial electronics; high-voltage capacitors applied mainly in electrical utility infrastructure; and radiation-hardened microelectronic products for space and satellite applications.
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
In the first quarter of 2014, revenues were $46.0 million, representing a decrease of 4% compared with the same period one year ago. The decrease is primarily attributable to revenue for our ultracapacitor products, for which revenue decreased by 5% to $32.0 million in the first quarter of 2014 from $33.8 million in the first quarter of 2013. This decrease in revenues for our ultracapacitor products is primarily attributable to reduced sales in the hybrid transit vehicle market, offset by an increase in the wind energy and automotive markets.
Revenues for our high voltage capacitor products decreased by $1.7 million to $10.1 million for the first quarter of 2014 as compared with $11.8 million for the same period in the prior year, due to reduced global demand for these products. Revenues for our microelectronics products, which often vary widely quarter to quarter, were $3.9 million for the first quarter of 2014 compared with $2.1 million for the same period in 2013. Overall gross profit margin during the quarter increased to 39% compared with 38% in the first quarter of 2013. Operating expenses were 37% of revenue for both the first quarter of 2014 and 2013.
As of March 31, 2014, we had cash and cash equivalents of $31.6 million with an additional $1.0 million in restricted cash for a total of $32.6 million. Management believes that this available cash balance, combined with cash we expect to generate from operations, will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months.

Going forward, we will continue to focus on growing our business and strengthening our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus will be to grow our ultracapacitor business by increasing sales into primary applications, including automotive, transportation, renewable energy and backup power. In order to achieve our growth objectives, we will need to overcome risks and challenges facing our business.
A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including some that are driven by government policies and subsidy programs. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit bus and wind energy markets, which are heavily dependent on government regulation and subsidy. These markets may decline or experience slower rates of growth when there are changes or delays in government policies and subsidy programs. In mid 2013, the Chinese government subsidy program for diesel-electric hybrid buses concluded, and has not been renewed. However, our Chinese bus customers are now receiving significant orders for subsidized plug-in hybrid buses that incorporate ultracapacitor content similar to that for diesel-electric hybrid buses. We are focused on supporting this plug-in hybrid demand, which we expect to continue to contribute to sales of our ultracapacitor products. The current subsidy program is scheduled to expire at the end of 2015, although it may be renewed or replaced.
Although we believe the long-term prospects for the automotive, wind and hybrid bus markets remain positive, we are pursuing growth opportunities for our products in other vertical markets, including applications for back-up power, power quality and heavy vehicle engine starting in order to further diversify our market presence and augment our long-term growth prospects.
Other significant risks and challenges we face include the ability to maintain profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; and hiring, developing and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on developing new products and promoting the value proposition of our products versus competing technologies and trying to grow our revenues and profits in the years to come.
Highlights of Three Months Ended March 31, 2014
During the three months ended March 31, 2014, we continued to focus on introducing new products, winning new customers, new product applications, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes. Some of these efforts are described below:

•
In February, we announced that we supplied seven powerful single board computers that are providing processing power for the European Space Agency's Gaia Satellite, which lifted off on December 19, 2013.

•
Also in February, we announced that we are supplying ultracapacitor-based Engine Start Modules to Idle Free Systems, Inc., a leader in anti-idling solutions for the trucking industry, to provide cranking power for a new anti-idling system into vocational markets across North America.

•
In March, we introduced our ultracapacitor-based Engine Start Module for medium duty diesel trucks. Consistent with the current Engine Start Module, the new product provides the same benefits to class 3 through 6 medium duty trucks.

•
In early April, we announced that we are supplying ultracapacitors to ABB, the global leader in power and automation solutions. ABB will incorporate Maxwell ultracapacitors in a new hybrid version of its high-efficiency energy recovery and storage system for the light rail system serving the greater Philadelphia area.

Results of Operations
The First Quarter of 2014 Compared with the First Quarter of 2013
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended
	March 31,
	2014	2013
Revenue	100%	100%
Cost of revenue	61%	62%
Gross profit	39%	38%
Operating expenses:
Selling, general and administrative	24%	24%
Research and development	13%	13%
Total operating expenses	37%	37%
Income from operations	2%	1%
Interest expense, net	—%	—
Income from operations before income taxes	2%	1%
Income tax provision	1%	2%
Net income (loss)	1%	(1)%
Net income reported for the three months ended March 31, 2014 was $319,000, or $0.01 per diluted share, compared with a net loss of $278,000, or $0.01 per share, in the same quarter one year ago. While revenue decreased by 4% for the three months ended March 31, 2014 compared with the same period of the prior year, we were able to achieve an improved gross profit rate of 39%, compared with 38% in the same quarter of the prior year.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended March 31, 2014 and 2013 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	March 31, 2014		March 31, 2013
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Revenue	$46,001	100%	$47,748	100%	$(1,747)	(4)%
Cost of revenue	28,131	61%	29,518	62%	(1,387)	(5)%
Gross profit	$17,870	39%	$18,230	38%	$(360)	(2)%
Revenue. In the first quarter of 2014, revenue decreased 4% to $46.0 million, compared with $47.7 million in the same quarter one year ago. The decrease in revenue was influenced primarily by lower revenues for our ultracapacitor product line which decreased by 5% to $32.0 million in the first quarter of 2014 from $33.8 million in the first quarter of 2013. This decline in revenue is associated with reduced ultracapacitor sales in the Chinese hybrid transit bus market in the first quarter of 2014 compared with the first quarter of 2013, due to the expiration of a Chinese government subsidy program for diesel-electric hybrid buses which was replaced with a subsidy program for plug-in hybrid buses. This decline in revenues for the hybrid transit bus market was partially offset by increased revenues for the automotive and wind markets.
Revenues for our high voltage products decreased by $1.7 million to $10.1 million for the first quarter of 2014, compared with $11.8 million in the same quarter one year ago due to reduced global demand for these products. Revenues for our microelectronics products, which tend to vary widely from period to period, increased by $1.8 million with total revenues of $3.9 million in the first quarter of 2014 compared to total revenues of $2.1 million for the first quarter of 2013.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the quarter ended March 31, 2014 compared with the same period one year ago, revenue was positively impacted by $503,000.

Gross Profit. In the first quarter of 2014, gross profit decreased $360,000 compared with the first quarter of 2013. Of the decrease in gross profit in absolute dollars, $899,000 related to a decrease in the volume of sales, which was partially offset by a refund of duties on raw materials of $485,000.
The decrease in gross profit as a percent of revenue was relatively flat for the first quarter of 2014 compared with the first quarter of 2013 with gross profit margin increasing to 39% in the first quarter of 2014 compared with 38% in the same quarter one year ago. This increase in gross profit as a percentage of revenue was primarily related to the $485,000 refund of duties on raw materials.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the first quarter of 2014 and 2013 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	March 31, 2014		March 31, 2013
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$10,939	24%	$11,502	24%	$(563)	(5)%
Selling, general and administrative expenses were 24% of revenue for both the first quarter of 2014 and 2013, while total expenses decreased by $563,000, or 5%. The decrease in absolute dollars was primarily attributable to the incurrence of legal fees of $1.1 million and audit and tax fees of $667,000 in the first quarter of 2013 related to the audit committee's investigation, our internal review and the restatement of previously issued financial statements. Offsetting the decreases in legal, audit and tax fees, payroll expenses increased by $806,000 related to increased headcount, primarily in sales and marketing, and recruiting expenses increased by $389,000 primarily related to the search for a new chief executive officer. Further, there was an increase in net foreign exchange losses of $202,000.
Research and Development Expense
The following table presents research and development expense for the first quarter of 2014 and 2013 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	March 31, 2014		March 31, 2013
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$6,171	13%	$6,023	13%	$148	2%
Research and development expenses were 13% of revenue for both the first quarter of 2014 and 2013, while total expenses increased by $148,000. The increase in absolute dollars was primarily driven by increases of $220,000 in payroll expenses and $62,000 in stock-based compensation expenses related to increased headcount to support efforts to improve manufacturing processes and to develop next-generation ultracapacitor products. Offsetting these increases, supplies and tools decreased by $143,000 related to reduced activities under development projects partially funded by the government.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded an income tax provision of $397,000 for the first quarter of 2014 compared with $924,000 for the same quarter in 2013. This provision is primarily related to taxes on income generated by our Swiss subsidiary. The decline in the income tax provision is due to lower income generated by our Swiss subsidiary for the first quarter of 2014 compared with the first quarter of 2013. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through March 31, 2014. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.

At March 31, 2014, we have a cumulative valuation allowance recorded offsetting our worldwide net deferred tax assets of $59.5 million, of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Based on our current financial projections, we may begin releasing the U.S. valuation allowance in the next one to two years.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Total cash provided by (used in):
Operating activities	$258	$8,791
Investing activities	(1,985)	(2,026)
Financing activities	2,179	(29)
Effect of exchange rate changes on cash and cash equivalents	486	(1,351)
Increase in cash and cash equivalents	$938	$5,385
Net cash provided by operating activities was $258,000 for the three months ended March 31, 2014. Operating cash flows related primarily to net income of $319,000, which included non-cash charges of $3.7 million. In addition, there was an increase in accounts payable and accrued liabilities of $2.2 million and an increase in deferred revenue and customer deposits of $2.1 million. The increase in accounts payable and accrued liabilities was primarily due to the timing of payments at the end of the quarter. The increase in deferred revenue and customer deposits was primarily due the receipt of a large prepayment from a customer of $1.7 million. Offsetting these sources of cash flow, accounts receivable increased $7.7 million for the three months ended March 31, 2014. The increase in accounts receivable was primarily due to revenue growth and shipment linearity patterns, where shipments are typically weighted more to the end of the quarter. Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2013, which related primarily to an increase in accounts payable and accrued liabilities of $4.0 million and an increase in deferred revenue and customer deposits of $1.6 million. The increase in accounts payable and accrued liabilities was primarily due to the timing of payments at the end of the period. The increase in deferred revenue and customer deposits related to payments from customers on sales for which revenue had been deferred.
Net cash used in investing activities was $2.0 million for both the three months ended March 31, 2014 and 2013, respectively, and related to capital expenditures. Capital expenditures in the three months ended March 31, 2014 and 2013 were primarily focused on investments in increased production capacity, including equipment for our manufacturing facility in San Diego, California, our contract manufacturing operations in Shenzhen, China, and our new manufacturing facility in Peoria, Arizona.
Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2014, compared with $29,000 used in financing activities for the same period in 2013. Net cash provided by financing activities in the three months ended March 31, 2014 primarily resulted from net proceeds on short term borrowings of $2.5 million and cash proceeds from our stock-based compensation plans of $630,000, offset by an increase in restricted cash of $1.0 million related to a compensating balance with the bank as collateral for outstanding debt obligations.
Liquidity
As of March 31, 2014, we had approximately $31.6 million in cash and cash equivalents with an additional $1.0 million in restricted cash for a total of $32.6 million, and working capital of $66.9 million. We have a credit facility providing for a $15.0 million revolving line of credit, of which $3.0 million has been drawn upon and is outstanding as of March 31, 2014. Based on the events of default discussed below, the bank's obligation to extend any further credit has ceased and terminated. We currently owe $1.8 million under the equipment term loan provided by the same credit facility.
As of March 31, 2014, the amount of cash and short-term investments held by foreign subsidiaries was $24.5 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay taxes to repatriate these funds at a rate of approximately 5%. We intend to permanently reinvest earnings of our foreign subsidiaries.

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
The Equipment Term Loan was available to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. During this period, we borrowed $5.0 million under the Equipment Term Loan. In March 2014, the Company borrowed $3.0 million under the Revolving Line of Credit, and no other amounts have been borrowed to date under the Revolving Line of Credit.
During the quarter ended March 31, 2014, we were in violation with respect to the requirement to maintain a minimum liquidity ratio at all times. On February 27, 2014, we entered into a forbearance agreement with the bank wherein the bank agreed to forbear from further exercise of its rights and remedies under the credit agreement to call our outstanding debt obligation in connection with this event of default for a period terminating on the earlier of April 30, 2014 or the occurrence of any additional events of default. The forbearance agreement also required the us to maintain at least $1.0 million in our account maintained at the bank until the amount outstanding under the Revolving Line of Credit is repaid. On April 30, 2014, we entered into another forbearance agreement with the bank which extended the forbearance period from April 30, 2014 to June 30, 2014, or the occurrence of any additional events of default, and removed the requirement for us to maintain at least $1.0 million in our account maintained at the bank. As a result of this noncompliance, the bank's obligation to extend any further credit ceased and terminated, and borrowings outstanding under the Credit Facility have been classified as a current obligation in the consolidated balance sheet as of March 31, 2014.
As of December 31, 2013, we were not in compliance with the financial covenant pertaining to the quarterly EBITDA target for the quarter ended December 31, 2013. As a result of this noncompliance, borrowings outstanding under the Credit Facility were classified as a current obligation in the consolidated balance sheet as of December 31, 2013.
As of March 31, 2014, $1.8 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of March 31, 2014). If the bank does not exercise its right to accelerate repayment of this balance after the forbearance period discussed above, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of March 31, 2014, $3.0 million was outstanding under the Revolving Line of Credit and the applicable interest rate was LIBOR plus 2.25% (2.5% as of March 31, 2014). The amount outstanding under the Revolving Line of Credit is scheduled to be repaid by June 30, 2014.
Short-term and Long-term Borrowings
Short-term borrowings
Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.4 million as of March 31, 2014) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 1.6%. Borrowings under the short-term loan agreement are unsecured and as of March 31, 2014 and December 31, 2013, the full amount of the loan was drawn.
Maxwell SA also has a 2.0 million Swiss Franc-denominated (approximately $2.3 million as of March 31, 2014) credit agreement with a Swiss bank, which renews annually and bears interest at 1.7%. Borrowings under the credit agreement are unsecured and as of March 31, 2014 and December 31, 2013, the full amount available under the credit line was drawn.
Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of March 31, 2014) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time.

As of March 31, 2014 and December 31, 2013, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.
Long-term borrowings
The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 1.9% to 5.1%. At March 31, 2014 and December 31, 2013, $154,000 and $179,000, respectively, was outstanding under these financing agreements.
Critical Accounting Estimates
We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2013.
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
Foreign Currency Risk
Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. As of March 31, 2014, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% on the foreign currency forward contracts would result in a hypothetical loss of $3.5 million, however, considering the offsetting impact of such a theoretical change in exchange rates on the underlying assets and liabilities being hedged, the hypothetical loss is only $12,000, which would be recorded in income from continuing operations in the consolidated statement of operations. For local currency debt carried by our Swiss subsidiary, the impact of a hypothetical 10% detrimental change in foreign currency exchange rates would result in a hypothetical loss of $643,000, which would be recorded in accumulated other comprehensive income on the consolidated balance sheet.
Interest Rate Risk
At March 31, 2014, we had approximately $10.6 million in debt, $83,000 of which is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet and statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $106,000 effect on interest expense.
Fair Value Risk
We had a net pension asset of $10.9 million and $10.6 million at March 31, 2014 and December 31, 2013, respectively. As of the last fair value measurement date of December 31, 2013, the net pension asset included plan assets with a fair value of $43.1 million. The plan assets consisted of 57% debt and equity securities, 40% real estate and 3% of cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which are incorporated herein by reference.
Item 2, 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation of Registrant. (8)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated November 22, 1996. (6)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated February 9, 1998. (1)

3.4	Amended and Restated Bylaws of Registrant. (2)

10.1	1995 Stock Option Plan of Registrant. (7) ***

10.2	Amendment No. One to Registrant’s 1995 Stock Option Plan dated March 19, 1997. (6) ***

10.3	Amendment No. Two to Registrant’s 1995 Stock Option Plan dated February 13, 1998. (11) ***

10.4	Amendment No. Three to Registrant’s 1995 Stock Option Plan dated January 28, 1999. (1) ***

10.5	Amendment No. Four to Registrant’s 1995 Stock Option Plan dated Nov. 22, 1999. (3) ***

10.6	Amendment No. Five to Registrant’s 1995 Stock Option Plan dated August 14, 2000. (10) ***

10.7	1999 Director Stock Option Plan of Registrant. (3) ***

10.8	Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated May 30, 2002. (4)

10.9	Amendment Number One to Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated June 28, 2002. (4)

10.10	Amendment Number Two to the Stock Purchase and Barter Agreement by and between Registrant and Montena SA dated August 12, 2002. (5)

10.11	Indemnity Agreement for Directors of Registrant dated December 2004. (9)

10.12	Registrant’s 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (12) ***

10.13	Employment agreement effective as of March 23, 2009 between the Company and Kevin S. Royal. (13) ***

10.14	Form of Restricted Stock Unit Award Agreement. (14) ***

10.15	Form of Restricted Stock Agreement for Service-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (16) ***

10.16	Form of Restricted Stock Agreement for Performance-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (16) ***

†10.17	Credit Agreement, dated as of December 5, 2011, (the “Credit Agreement”) between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. (17)

†10.18	Security Agreement, dated as of December 5, 2011, by Maxwell Technologies, Inc. in favor of Wells Fargo Bank, N.A., pursuant to the Credit Agreement. (17)

Exhibit Number	Description of Document
†10.19	Equipment Term Commitment Note, dated as of December 5, 2011, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A, pursuant to the Credit Agreement. (17)

†10.20	Revolving Line of Credit Note, dated as of December 5, 2011, by Maxwell Technologies, Inc. between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A, pursuant to the Credit Agreement. (17

10.21	Employment Agreement between the Registrant and John Warwick dated May 16, 2013 (18) ***

10.22	Forbearance Agreement, dated June 17, 2013, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. (19)

10.23	Amended and Restated 2004 Employee Stock Purchase Plan of Registrant. (7) ***

10.24	Registrant’s 2013 Omnibus Equity Incentive Plan. (7) ***

10.25	First Amendment to Credit Agreement, dated as of October 31, 2013, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. (20)

10.26	Second Amendment to Credit Agreement, dated as of December 5, 2013, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. (20)

10.27	Third Amendment and Waiver to Credit Agreement, dated February 5, 2014, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

10.28	Second Amended and Restated Credit Note dated February 5, 2014, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

10.29	Forbearance Agreement dated February 27, 2014, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

10.30	Third Amended and Restated Credit Note dated April 30, 2014, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

10.31	Forbearance Agreement and fourth Amended and Restated Credit Note dated April 30, 2014, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. **

_________

†
Maxwell Technologies, Inc. has requested confidential treatment of certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2.

*	Filed herewith.

**	Furnished herewith.

***	Management contract or compensatory plan or arrangement of the company required to be filed as an exhibit.

(1)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC file no. 000-10964).

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2013.

(3)	Incorporated herein by reference to Registrant’s Transition Report on Form 10-K for the transition period from August 1, 1999 to December 31, 1999 (SEC file no. 001-15477).

(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 19, 2002 (SEC file no. 001-15477).

(5)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2002 (SEC file no. 001-15477).

(6)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC file no. 000-10964).

(7)	Incorporated herein by reference to Registrant’s Schedule 14A for the 2013 Annual Meeting of Stockholders (SEC file no. 001-15477).

(8)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).

(9)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC file no. 001-15477).

(10)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (SEC file no. 001-15477).

(11)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (SEC file no. 000-10964).

(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2010 (SEC file no. 001-15477).

(13)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on May 5, 2009 (SEC file no. 001-15477).

(14)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on August 10, 2009 (SEC file no. 001-15477).

(15)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on November 5, 2009 (SEC file no. 001-15477).

(16)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2010 (SEC file no. 001-15477).

(17)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2011 (SEC file no. 001-15477).

(18)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2013 (SEC file no. 001-15477).

(19)	Incorporated herein by reference to Registrant’s Current Report on Form 10-Q filed with the SEC on August 1, 2013 (SEC file no. 001-15477).

(20)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2013 (SEC file no. 001-15477).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	May 1, 2014	By:	/s/ John Warwick
John Warwick
Interim President and Chief Executive Officer

Date:	May 1, 2014	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer, Treasurer and Secretary