Form 10-Q
period 2014-06-30
MAXWELL TECHNOLOGIES INC
filed 2014-07-31
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of July 29, 2014 is 29,939,734 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2014

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2014, and the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
In addition, operating results for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2014.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$30,748	$30,647
Trade and other accounts receivable, net of allowance for doubtful accounts of $159 and $134, at June 30, 2014 and December 31, 2013, respectively	39,850	29,869
Inventories	44,973	44,736
Prepaid expenses and other current assets	3,170	2,314
Total current assets	118,741	107,566
Property and equipment, net	42,192	44,941
Intangible assets, net	268	369
Goodwill	26,140	25,978
Pension asset	11,139	10,568
Other non-current assets	665	665
Total assets	$199,145	$190,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,643	$25,436
Accrued warranty	583	180
Accrued employee compensation	8,935	8,788
Deferred revenue and customer deposits	3,181	1,043
Short-term borrowings and current portion of long-term debt	10,106	7,914
Deferred tax liability	874	890
Total current liabilities	50,322	44,251
Deferred tax liability, long-term	2,155	2,125
Long-term debt, excluding current portion	65	100
Other long-term liabilities	3,513	3,401
Total liabilities	56,055	49,877
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,897 and 29,563 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,987	2,953
Additional paid-in capital	274,946	271,928
Accumulated deficit	(152,656)	(151,794)
Accumulated other comprehensive income	17,813	17,123
Total stockholders’ equity	143,090	140,210
Total liabilities and stockholders’ equity	$199,145	$190,087
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$46,074	$55,610	$92,075	$103,358
Cost of revenue	29,474	34,034	57,605	63,552
Gross profit	16,600	21,576	34,470	39,806
Operating expenses:
Selling, general and administrative	10,944	11,988	21,883	23,490
Research and development	6,223	5,378	12,394	11,401
Total operating expenses	17,167	17,366	34,277	34,891
Income (loss) from operations	(567)	4,210	193	4,915
Interest expense, net	28	41	67	85
Amortization of debt discount and prepaid debt costs	5	15	10	30
Income (loss) from operations before income taxes	(600)	4,154	116	4,800
Income tax provision	581	749	978	1,673
Net income (loss)	$(1,181)	$3,405	$(862)	$3,127
Net income (loss) per share:
Basic	$(0.04)	$0.12	$(0.03)	$0.11
Diluted	$(0.04)	$0.12	$(0.03)	$0.11
Weighted average common shares outstanding:
Basic	29,206	28,858	29,127	28,842
Diluted	29,206	28,860	29,127	28,859
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013
Net income (loss)	$(1,181)	$3,405	$(862)	$3,127
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(217)	440	632	(2,386)
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax benefit of $7 for the three months ended June 30, 2013; net of tax benefit of $14 for the six months ended June 30, 2013	—	38	—	75
Amortization of prior service cost, net of tax benefit of $7 and $2 for the three months ended June 30, 2014 and 2013, respectively; net of tax benefit of $14 and $4 for the six months ended June 30, 2014 and 2013, respectively	29	9	58	18
Other comprehensive income (loss), net of tax	(188)	487	690	(2,293)
Comprehensive income (loss)	$(1,369)	$3,892	$(172)	$834
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(862)	$3,127
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,442	4,228
Amortization of intangible assets	102	182
Amortization of debt discount and prepaid debt costs	10	30
Pension cost (benefit)	(52)	9
Stock-based compensation expense	1,921	1,904
Provision for losses on accounts receivable	25	10
Provision for losses on inventory	529	776
Provision for warranties	469	730
Changes in operating assets and liabilities:
Trade and other accounts receivable	(9,950)	(2,179)
Inventories	(725)	585
Prepaid expenses and other assets	(870)	(267)
Pension asset	(372)	(435)
Accounts payable and accrued liabilities	953	4,388
Deferred revenue and customer deposits	2,512	2,498
Accrued employee compensation	138	2,538
Deferred tax liability, long term	—	(16)
Other long-term liabilities	103	(65)
Net cash provided by (used in) operating activities	(627)	18,043
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,876)	(6,527)
Restricted cash	—	(2,300)
Net cash used in investing activities	(2,876)	(8,827)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(4,185)	(4,060)
Proceeds from long-term and short-term borrowings	6,292	3,318
Repurchase of shares	—	(44)
Proceeds from issuance of common stock under equity compensation plans	1,130	281
Restricted cash - compensating balance	—	(1,750)
Net cash provided by (used in) financing activities	3,237	(2,255)
Increase (decrease) in cash and cash equivalents from operations	(266)	6,961
Effect of exchange rate changes on cash and cash equivalents	367	(1,129)
Increase in cash and cash equivalents	101	5,832
Cash and cash equivalents, beginning of period	30,647	28,739
Cash and cash equivalents, end of period	$30,748	$34,571
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context otherwise requires, all references to "Maxwell," the "Company," "we," "us," and "our," refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to the Company’s Swiss subsidiary, Maxwell Technologies, SA.
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

Reclassifications
Certain prior period amounts in the consolidated statement of cash flows for the six months ended June 30, 2013 have been reclassified to conform to the current period presentation. These reclassifications do not impact reported net income (loss) and do not otherwise have a material impact on the presentation of the overall financial statements.
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
Valuation Allowance on Deferred Tax Asset
At June 30, 2014, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $59.5 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
The Company evaluates positive and negative evidence in connection with its assessment of the recoverability of the deferred tax assets. The key objective negative evidence, which is generally difficult to overcome, is a cumulative loss over the past three years. Based on financial projections through 2018, the cumulative three-year position may shift from a loss to an income position as soon as 2018. While other factors will need to be considered during the Company’s assessment of the U.S. valuation allowance, three-years cumulative income is considered significant positive evidence to support realization of all or a portion of the net deferred tax assets. However, the Company will also need to consider whether it expects to be in a cumulative loss position in the near future.  Based on the Company’s current financial projections, the Company may begin releasing the U.S. valuation allowance as soon as 2018.
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
As of June 30, 2014 and December 31, 2013, cumulative sales totaling $2.6 million and $4.5 million, respectively, had not yet been recognized as revenue. The Company has recorded the cost basis of inventory shipped to customers prior to the achievement of the revenue recognition criteria of approximately $1.6 million and $2.5 million at June 30, 2014 and December 31, 2013, respectively, in "inventory" in the consolidated balance sheets.
If the Company receives cash payment from the customer prior to the achievement of the revenue recognition criteria, the amount received from the customer is recorded as deferred revenue in the consolidated balance sheets. Total deferred revenue and customer deposits in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 of $3.2 million and $1.0 million, respectively, relates to cash received from customers on sales for which the revenue recognition criteria had not been achieved, customer advances, as well as other less significant customer arrangements requiring the deferral of revenue.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator
Net income (loss)	$(1,181)	$3,405	$(862)	$3,127
Denominator
Weighted-average common shares outstanding	29,206	28,858	29,127	28,842
Effect of potentially dilutive securities:
Options to purchase common stock	—	—	—	12
Restricted stock awards	—	2	—	5
Weighted-average common shares outstanding, assuming dilution	29,206	28,860	29,127	28,859
Net income (loss) per share
Basic	$(0.04)	$0.12	$(0.03)	$0.11
Diluted	$(0.04)	$0.12	$(0.03)	$0.11
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Outstanding options to purchase common stock	758	895	758	807
Unvested restricted stock awards	600	428	600	426
Unvested restricted stock unit awards	203	57	203	57

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.
Note 2 – Balance Sheet Details (in thousands)
Inventories

	June 30, 2014	December 31, 2013

Raw material and purchased parts	$20,040	$16,723
Work-in-process	2,579	2,374
Finished goods	20,781	23,149
Consigned finished goods	1,573	2,490
Total inventories	$44,973	$44,736
Intangible Assets
Intangible assets consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
As of June 30, 2014
Patents	$2,476	$(2,208)	$268
Developed core technology	1,100	(1,100)	—
Patent license agreement	741	(741)	—
Total intangible assets at June 30, 2014	$4,317	$(4,049)	$268

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
As of December 31, 2013
Patents	$2,476	$(2,107)	$369
Developed core technology	1,100	(1,100)	—
Patent license agreement	741	(741)	—
Total intangible assets at December 31, 2013	$4,317	$(3,948)	$369
Goodwill
The change in the carrying amount of goodwill from December 31, 2013 to June 30, 2014 is as follows:

Balance at December 31, 2013	$25,978
Foreign currency translation adjustments	162
Balance at June 30, 2014	$26,140

Accrued Warranty

	Six Months Ended
	June 30,
	2014	2013
Beginning balance	$180	$269
Product warranties issued	233	180
Change related to preexisting warranties	236	(132)
Settlement of warranties	(67)	(138)
Foreign currency translation adjustments	1	(3)
Ending balance	$583	$176
Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2013	$18,804	$(1,681)	$17,123
Other comprehensive income before reclassification	632	—	632
Amounts reclassified from accumulated other comprehensive income	—	58	58	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the six months ended June 30, 2014	632	58	690
Balance as of June 30, 2014	$19,436	$(1,623)	$17,813
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
During the quarter ended June 30, 2014, the Company was in violation with respect to the requirement to maintain a minimum liquidity ratio at all times and the failure to maintain the required EBITDA for the quarter ended June 30, 2014. On June 30, 2014, the Company entered into another forbearance agreement with the bank which extended the forbearance period from June 30, 2014 to August 31, 2014, or the occurrence of any additional events of default. As a result of this noncompliance, the bank's obligation to extend any further credit ceased and terminated, and borrowings outstanding under the Credit Facility have been classified as a current obligation in the consolidated balance sheet as of June 30, 2014.
As of June 30, 2014, $1.4 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of June 30, 2014). If the bank does not exercise its right to accelerate repayment of this balance after the forbearance period discussed above, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of June 30, 2014, $3.0 million was outstanding under the Revolving Line of Credit and the applicable interest rate was LIBOR plus 2.25% (2.5% as of June 30, 2014). The amount outstanding under the Revolving Line of Credit is scheduled to be repaid by August 31, 2014.
Note 4 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of June 30, 2014, the financial instruments to which this topic applied were foreign currency forward contracts. As of June 30, 2014, the fair value of these foreign currency forward contracts was an asset of $66,000 which is recorded in “prepaid expenses and other current assets" in the consolidated balance sheet. The fair value of these derivative instruments is measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC. All forward contracts as of June 30, 2014 have approximately a one-month maturity term and mature on July 2, 2014 or August 4, 2014.
The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.
Note 5 – Foreign Currency Derivative Instruments
Maxwell uses forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in foreign currencies. The change in fair value of these forward contracts represents a natural hedge as gains and losses on these instruments partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. These forward contracts generally expire in one month. These contracts are considered economic hedges but are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instrument is recognized each period in the consolidated statement of operations.
The net gains and losses on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenue	$—	$18	$5	$30
Selling, general and administrative	(405)	8	(344)	(1,379)
Total gain (loss)	$(405)	$26	$(339)	$(1,349)

The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenue	$3	$(17)	$5	$(25)
Selling, general and administrative	136	(205)	(220)	1,041
Total gain (loss)	$139	$(222)	$(215)	$1,016
As of June 30, 2014, the total notional amount of foreign currency forward contracts not designated as hedges was $31.5 million.
The following table presents gross amounts, amounts offset and net amounts presented in the condensed consolidated balance sheets for the Company's derivative instruments measured at fair value (in thousands):

	June 30, 2014	December 31, 2013
Gross amounts of recognized assets	$230	$472
Gross amounts offset in the condensed consolidated balance sheets	(164)	(90)
Net amount of recognized asset presented in the condensed consolidated balance sheets	$66	$382
The Company has the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. For additional information, refer to Note 4 – Fair Value Measurements.
Note 6 – Stock Plans
The Company has two active stock-based compensation plans as of June 30, 2014: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
Stock Options
Compensation expense recognized from employee stock options for the three months ended June 30, 2014 and 2013 was $43,000 and $154,000, respectively and $41,000 and $331,000, respectively, for the six months ended June 30, 2014 and 2013. Beginning in 2011, the Company ceased granting stock options to employees as part of its annual equity incentive award program. However, during the three months ended June 30, 2013, the Company granted total stock options of 75,000 to its new chief operating officer upon his initial engagement. These options vest in equal annual installments over four years from the date of grant. The Company may determine to grant stock options in the future to employees as part of its annual equity incentive award program.
Restricted Stock Awards
During the three months ended June 30, 2014 and 2013, the Company did not grant any restricted stock awards. During the six months ended June 30, 2014 and 2013 the Company issued 255,600 and 305,143 shares, respectively, under restricted stock awards, which had an average grant date fair value per share of $14.20 and $10.58, respectively. Beginning in the second quarter of 2014, the Company ceased granting restricted stock awards and began granting restricted stock units to employees as part of its annual equity incentive award program. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service-based restricted stock awards	$716	$621	$1,149	$1,270
Performance-based restricted stock awards	7	25	13	43
Total compensation expense recognized for restricted stock awards	$723	$646	$1,162	$1,313

Restricted Stock Units
Non-employee director restricted stock units
Non-employee directors receive an annual restricted stock unit award, normally in February of each year, as part of their annual retainer compensation, which vests one year from the date of grant. Each restricted stock unit represents the right to receive one unrestricted share of the Company’s common stock upon vesting. During the three months ended June 30, 2014 and 2013, no restricted stock units were granted to non-employee directors. During the six months ended June 30, 2014 and 2013, non-employee directors were granted a total of 65,891 and 56,616 restricted stock units, respectively, with an average grant date fair value per share of $9.03 and $10.51, respectively. Compensation expense recognized for non-employee director restricted stock units for the three months ended June 30, 2014 and 2013 was $145,000 and $139,000, respectively, and $321,000 and $253,000, respectively, for the six months ended June 30, 2014 and 2013.
Employee restricted stock units
Beginning in the second quarter of 2014 the Company ceased granting employees restricted stock awards and began granting restricted stock units as part of its annual equity incentive award program. Each restricted stock unit represents the right to receive one unrestricted share of the Company’s common stock upon vesting. During the three months ended June 30, 2014, the Company granted 137,000 restricted stock units of which 67,000 were service-based restricted stock units vesting in equal installments over four years of continuous service with an average grant date value of $15.17 per share and 70,000 were market-condition restricted stock units vesting upon the achievement of certain stock price thresholds and the completion of three years of continuous employment from the date of grant with an average grant date fair value of $7.71 per share. Since the vesting of the market-condition restricted stock units is dependent on stock price performance, the fair values of these awards were estimated using a Monte-Carlo valuation model with the following weighted-average assumptions:

Market price at grant per share	$15.03
Expected dividends	$—
Expected volatility	65%
Risk-free interest rate	0.86%
Fair value per unit	$7.71
The following table summarizes the amount of compensation expense recognized for employee restricted stock units for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service-based restricted stock units	$32	$—	$32	$—
Market-condition restricted stock units	22	—	22	—
Total compensation expense recognized for employee restricted stock units	$54	$—	$54	$—
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

Compensation expense recognized for the ESPP for the three months ended June 30, 2014 was $201,000 and $343,000 for the six months ended June 30, 2014. For the three and six months ended June 30, 2013, no compensation expense was recognized for the ESPP as the plan had been temporarily suspended. The fair value of the ESPP shares for the three and six months ended June 30, 2014 was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

Expected dividends	$—
Exercise price	$7.77
Expected volatility	71%
Risk-free interest rate	0.07%
Expected life/term (in years)	0.5
Fair value per share	$7.65
Stock-based Compensation Expense
Compensation cost for restricted stock awards, restricted stock units, stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenue	$190	$261	$442	$535
Selling, general and administrative	733	507	988	1,004
Research and development	243	178	491	365
Total stock-based compensation expense	$1,166	$946	$1,921	$1,904
Note 7 – Shelf Registration Statement
On June 3, 2014, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC") to, from time to time, sell up to an aggregate of $125 million of any combination of its common stock, warrants, debt securities or units. On June 30, 2014, the registration statement was declared effective by the SEC, which will allow the Company to access the capital markets for the three year period following this effective date. As of June 30, 2014, no securities have been issued under the Company's shelf registration statement. Net proceeds, terms and pricing of each offering of securities issued under the shelf registration statement will be determined at the time of such offerings.
Note 8 – Defined Benefit Plan
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
Components of net periodic pension (benefit) cost are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$217	$204	$434	$411
Interest cost	179	124	357	249
Expected return on plan assets	(458)	(379)	(915)	(762)
Prior service cost amortization	36	11	72	22
Deferred loss amortization	—	44	—	89
Net periodic pension cost (benefit)	$(26)	$4	$(52)	$9

Employer contributions of $184,000 and $178,000 were paid during the three months ended June 30, 2014 and 2013, respectively. Employer contributions of $371,000 and $361,000 were paid during the six months ended June 30, 2014 and 2013, respectively. Additional employer contributions of approximately $334,000 are expected to be paid during the remainder of fiscal 2014.
Note 9 – Legal Proceedings
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
Securities Class Action Matter
From March 13, 2013 through April 19, 2013, four purported shareholder class actions were filed in the United States District Court for the Southern District of California against the Company and certain of its current and former officers. These actions were entitled Foster v. Maxwell Technologies, Inc., et al., Case No. 13-cv-0580 (S.D. Cal. filed March 13, 2013), Weinstein v. Maxwell Technologies, Inc., et al., No. 13-cv-0686 (S.D. Cal. filed March 21, 2013), Abanades v. Maxwell Technologies, Inc., et al., No. 13-cv-0867 (S.D. Cal. filed April 11, 2013), and Mebarak v. Maxwell Technologies, Inc., et al., No. 13-cv-0942 (S.D. Cal. filed April 19, 2013). The complaints alleged that the defendants made false and misleading statements regarding its financial performance and business prospects and overstated the Company's reported revenue. The complaints purport to assert claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of all persons who purchased the Company's common stock between April 28, 2011 and March 7, 2013, inclusive. The complaints seek unspecified monetary damages and attorneys' fees and costs. On May 13, 2013, four prospective lead plaintiffs filed motions to consolidate the four actions and to be appointed lead plaintiff and, on October 24, 2013, the court issued a written order consolidating the case under the heading In re Maxwell Technologies, Inc., Securities Litigation. On January 16, 2014, the lead plaintiff filed a consolidated and amended complaint which slightly adjusted the class period to April 29, 2011 to March 19, 2013, and removed a former officer as a defendant. In response, the Company and the individual defendants filed a motion to dismiss the complaint, which the lead plaintiff opposed. On May 5, 2014, the court granted the Company’s motion to dismiss but granted the lead plaintiff leave to amend its complaint. The lead plaintiff filed an amended complaint on June 4, 2014, and the Company then filed another motion to dismiss on July 10, 2014. The lead plaintiffs and the Company are each expected to file additional responses on the issues raised in the motion to dismiss before the court rules on the matter at a hearing scheduled for October 14, 2014. At this preliminary stage, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Federal Shareholder Derivative Matter
On April 23, 2013 and May 7, 2013, two shareholder derivative actions were filed in the United States District Court for the Southern District of California, entitled Kienzle v. Schramm, et al., Case No. 13-cv-0966 (S.D. Cal. filed April 23, 2013) and Agrawal v. Cortes, et al., Case No. 13-cv-1084 (S.D. Cal. filed May 7, 2013). The complaints name as defendants certain of the Company's current and former officers and directors and name the Company as a nominal defendant. The complaints allege that the individual defendants caused or allowed the Company to issue false and misleading statements about its financial condition, operations, management, and internal controls and falsely represented that it maintained adequate controls. The complaints assert causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits seek unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits, and other compensation, attorneys' and experts' fees, and costs and expenses. On June 10, 2013, the parties filed a joint motion to consolidate the two actions. On September 26, 2013, the plaintiffs filed a motion to stay this case until the resolution of the similar derivative action pending in the California Superior Court for the County of San Diego. The Company opposed this motion to stay. On October 30, 2013, the court issued two orders consolidating the two cases under the heading In re Maxwell Technologies, Inc. Derivative Litigation, which had been mutually agreed upon by all parties, and denying the plaintiffs’ motion to stay their own federal derivative case. The lead plaintiff filed its consolidated and amended complaint on January 30, 2014. In response, the Company and the individual defendants filed a motion to dismiss the complaint, which the lead plaintiff opposed. On May 28, 2014, the court granted the Company’s motion to dismiss but granted the lead plaintiff leave to amend its complaint. The lead plaintiff filed an amended complaint on July 11, 2014, to which the Company expects to respond by filing another motion to dismiss the action. The lead plaintiffs and the Company are each expected to file additional responses on the issues raised in the motion to dismiss before the court rules on the matter at a hearing which is not yet formally scheduled with the court. Because this action is derivative in nature, it does not seek monetary damages from the Company. However, the Company may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendants and to incur other financial obligations. At this preliminary stage, the Company cannot predict the ultimate outcome of this action, nor can it estimate the range of potential loss. Accordingly, the Company has not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
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
Shareholder Demand Letter Matter
On April 9, 2013, Stephen Neville, a purported shareholder of the Company, sent a demand letter to the Company to inspect its books and records pursuant to California Corporations Code Section 1601. The demand sought inspection of documents related to the Company's March 7, 2013 announcement that it would be restating its previously-issued financial statements for 2011 and 2012, board minutes and committee materials, and other documents related to its board or management discussions regarding revenue recognition from January 1, 2011 to the present. The Company responded by letter dated April 19, 2013, explaining why it believed that the demand did not appear to be proper. Following receipt of a second letter from Mr. Neville dated April 23, 2013, the Company explained by letter dated April 29, 2013 why it continues to believe that the inspection demand appears improper. The Company has not received a further response from Mr. Neville regarding the inspection demand. In conjunction with the state court derivative action referenced above, Mr. Neville filed two motions to compel production of the documents and materials originally sought in the demand letter. On September 27, 2013, the Court heard oral arguments on the motions to compel and, in line with the continuance on the motion to stay in the state shareholder derivative matter referenced above, likewise continued the hearing on the motions to compel, pending resolution of the motions to stay in both the federal and state derivative actions referenced above. On November 15, 2013, the purported shareholder, Mr. Neville, filed a petition for writ of mandate requesting that the state court order the Company to comply with the inspection demand. The Company responded to this writ on January 15, 2014, claiming that the inspection demand is improper on numerous grounds and simultaneously filing a demurrer for the shareholder inspection demand action in its entirety. On July 18, 2014, the court ruled against the Company’s motion to dismiss but left open issues pertaining to the documents to be provided, if any, under the purported shareholder inspection demand. Accordingly, the Company is expected to address the nature and scope of the inspection demand through procedural filings with the court. At this preliminary stage, the Company cannot predict the ultimate outcome of this action, nor can it estimate the range of potential loss. Accordingly, the Company has not accrued an amount for any potential costs associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.

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

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Six Months Ended June 30, 2014

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Off Balance Sheet Arrangements
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
In the second quarter of 2014, revenues were $46.1 million, representing a decrease of 17% compared with the same period one year ago. The decrease is primarily attributable to lower revenue for our ultracapacitor products, for which revenue decreased by 14% to $33.9 million in the second quarter of 2014 from $39.3 million in the second quarter of 2013. This decrease in revenues for our ultracapacitor products is primarily attributable to reduced sales in the hybrid transit vehicle market, partially offset by increases in the wind energy and heavy transportation markets.
Revenues for our high voltage capacitor products decreased by $2.8 million to $10.0 million for the second quarter of 2014 compared with $12.8 million for the same period in the prior year, as we are currently experiencing reduced global demand for these products. Revenues for our microelectronics products, which often vary widely quarter to quarter, were $2.2 million for the second quarter of 2014 compared with $3.6 million for the same period in 2013. Overall gross profit margin during the quarter decreased to 36% compared with 39% in the second quarter of 2013 primarily due to the lower sales volume and higher production costs for our new manufacturing facility in Peoria, Arizona. Operating expenses in the second quarter of 2014 were 37% of revenue, compared with 31% of revenue in the same period one year ago.
As of June 30, 2014, we had cash and cash equivalents of $30.7 million. Management believes that this available cash balance, combined with cash we expect to generate from operations, will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months. In the future, we may decide to supplement existing cash and planned cash flow from operations by borrowing additional funds from under credit facilities, or by issuing additional debt or equity.
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
A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including some that are driven by government policies and subsidy programs. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit bus and wind energy markets, which are heavily dependent on government regulation and subsidy. These markets may decline or experience slower rates of growth when there are changes or delays in government policies and subsidy programs. In mid-2013, the Chinese government subsidy program for diesel-electric hybrid buses concluded, and has not been renewed. However, our Chinese bus customers are now receiving significant orders for subsidized plug-in hybrid buses that incorporate ultracapacitor content similar to that for diesel-electric hybrid buses. We are focused on supporting this plug-in hybrid demand, which we expect to continue to contribute to sales of our ultracapacitor products. The current subsidy program is scheduled to expire at the end of 2015, although it may be renewed or replaced.
Although we believe the long-term prospects for the automotive, wind and hybrid bus markets remain positive, we are pursuing growth opportunities for our products in other vertical markets, including applications for back-up power, power quality and heavy vehicle engine starting in order to further diversify our market presence and augment our long-term growth prospects.
Other significant risks and challenges we face include the ability to achieve profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; and hiring, developing and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on developing new products and promoting the value proposition of our products versus competing technologies and trying to grow our revenues and profits in the years to come.
Highlights of Six Months Ended June 30, 2014
During the six months ended June 30, 2014, we continued to focus on introducing new products, winning new customers, new product applications, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes. Some of these efforts are described below:

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

•
In April, we announced that we are supplying ultracapacitors to ABB, the global leader in power and automation solutions. ABB will incorporate Maxwell ultracapacitors in a new hybrid version of its high-efficiency energy recovery and storage system for the light rail system serving the greater Philadelphia area.

•
In June, we introduced our new 2.85 volt, 3400-farad ultracapacitor cell which incorporates our DuraBlue Shock and Vibration Technology, and is our newest innovation in ultracapacitor reliability and performance.

Results of Operations
The Second Quarter of 2014 Compared with the Second Quarter of 2013
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended
	June 30,
	2014	2013
Revenue	100%	100%
Cost of revenue	64%	61%
Gross profit	36%	39%
Operating expenses:
Selling, general and administrative	24%	21%
Research and development	13%	10%
Total operating expenses	37%	31%
Income (loss) from operations	(1)%	8%
Interest expense, net	—%	1%
Income (loss) from operations before income taxes	(1)%	7%
Income tax provision	2%	1%
Net income (loss)	(3)%	6%
Net loss reported for the three months ended June 30, 2014 was $1.2 million, or $0.04 per share, compared with net income of $3.4 million, or $0.12 per diluted share, in the same quarter one year ago. This decrease was primarily driven by a decrease in revenue of 17% for the three months ended June 30, 2014 compared with the same period of the prior year, and a decline in gross profit as a percent of revenue to 36%, compared with 39% in the same quarter of the prior year. Operating expenses decreased 1% to $17.2 million for the three months ended June 30, 2014 from $17.4 million in the same period of the prior year.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended June 30, 2014 and 2013 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	June 30, 2014		June 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Revenue	$46,074	100%	$55,610	100%	$(9,536)	(17)%
Cost of revenue	29,474	64%	34,034	61%	(4,560)	(13)%
Gross profit	$16,600	36%	$21,576	39%	$(4,976)	(23)%
Revenue. In the second quarter of 2014, revenue decreased 17% to $46.1 million, compared with $55.6 million in the same quarter one year ago. The decrease in revenue was influenced primarily by lower revenues for our ultracapacitor product line which decreased by 14% to $33.9 million in the second quarter of 2014 from $39.3 million in the second quarter of 2013. This decline in revenue is associated with reduced sales in the Chinese hybrid transit bus market primarily related to the expiration of a Chinese government subsidy program for diesel-electric hybrid buses in the middle of 2013, which was replaced with a subsidy program for plug-in hybrid buses. Under the new subsidy program, plug-in hybrid bus manufacturers are incorporating our ultracapacitor products, for which demand has been lower to date than under the previous subsidy program for diesel-electric hybrid buses. This decline in revenues for the hybrid transit bus market was partially offset by increases in the wind energy and heavy transportation markets.
Revenues for our high voltage products decreased by $2.8 million to $10.0 million for the second quarter of 2014, compared with $12.8 million in the same quarter one year ago as we are currently experiencing reduced global demand for these products. Revenues for our microelectronics products, which tend to vary widely from period to period, decreased by $1.4 million with total revenues of $2.2 million in the second quarter of 2014 compared with total revenues of $3.6 million for the second quarter of 2013.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the quarter ended June 30, 2014 compared with the same period one year ago, revenue was positively impacted by $488,000.
Gross Profit. In the second quarter of 2014, gross profit decreased $5.0 million or 23% compared with the second quarter of 2013. Of the decrease in gross profit in absolute dollars, $4.2 million related to a decrease in sales and $825,000 related to an increase in product costs, primarily associated with the opening of our new manufacturing facility in Peoria, Arizona.
As a percentage of revenue, gross profit margin decreased to 36% in the second quarter of 2014 compared with 39% in the same quarter one year ago. This decrease in gross profit as a percentage of revenue was primarily related to higher per unit costs associated with lower production volume and higher production costs associated with our new manufacturing facility, as noted above.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the second quarter of 2014 and 2013 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	June 30, 2014		June 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$10,944	24%	$11,988	21%	$(1,044)	(9)%
Selling, general and administrative expenses were 24% of revenue for the second quarter of 2014, up from 21% in the same quarter in 2013, while total expenses decreased by $1.0 million, or 9%. The decrease in absolute dollars was primarily attributable to higher legal, audit, tax and consulting fees of $1.9 million in the second quarter of 2013, mainly related to the audit committee's investigation, our internal review and the restatement of previously issued financial statements. Offsetting this impact, labor expenses increased by $281,000 in the second quarter of 2014 compared with the same quarter one year ago, primarily related to additional headcount for sales and marketing, and travel expenses increased by $281,000 during this period, mainly related to increased customer relations and sales efforts. In addition, recruiting expenses increased by $272,000 to support planned growth in headcount. Despite the decline in absolute dollars, selling, general and administrative expenses increased to 24% of revenue for the second quarter of 2014, up from 21% for the same quarter in 2013, as revenues were lower for the second quarter of 2014.
Research and Development Expense
The following table presents research and development expense for the second quarter of 2014 and 2013 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	June 30, 2014		June 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$6,223	13%	$5,378	10%	$845	16%
Research and development expenses were 13% of revenue for the second quarter of 2014, up from 10% in the same quarter in 2013, while total expenses increased by $845,000. The increase in absolute dollars was primarily driven by an increase of $355,000 in labor expenses related to increased headcount to support efforts to improve manufacturing processes and to develop and enhance products, as well as $200,000 incurred in the second quarter of 2014 for outsourced services to develop next-generation ultracapacitor products. In addition to the increase in absolute dollars, research and development expenses increased to 13% of revenue for the second quarter of 2014, up from 10% for the same quarter in 2013, as both expenses were higher and revenues were lower for the second quarter of 2014.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded an income tax provision of $581,000 for the second quarter of 2014 compared with $749,000 for the same quarter in 2013. This provision is primarily related to taxes on income generated by our Swiss subsidiary. The decline in the income tax provision is due to lower income generated by our Swiss subsidiary for the second quarter of 2014 compared with the second quarter of 2013. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through June 30, 2014. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
At June 30, 2014, we have a cumulative valuation allowance recorded offsetting our worldwide net deferred tax assets of $59.5 million, of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
The Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Six Months Ended
	June 30,
	2014	2013
Revenue	100%	100%
Cost of revenue	63%	61%
Gross profit	37%	39%
Operating expenses:
Selling, general and administrative	24%	23%
Research and development	13%	11%
Total operating expenses	37%	34%
Income (loss) from operations	—%	5%
Interest expense, net	—%	—%
Income (loss) from operations before income taxes	—%	5%
Income tax provision	1%	2%
Net income (loss)	(1)%	3%
Net loss reported for six months ended June 30, 2014 was $862,000, or $0.03 per share, compared with net income of $3.1 million, or $0.11 per diluted share, in the same period one year ago. This decrease was primarily driven by a decrease in revenue of 11% for six months ended June 30, 2014 compared with the same period of the prior year, and a decline in gross profit as a percent of revenue to 37%, compared with 39% in the same six months of the prior year. Operating expenses decreased 2% to $34.3 million for the six months ended June 30, 2014 from $34.9 million in the same period of the prior year.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Revenue	$92,075	100%	$103,358	100%	$(11,283)	(11)%
Cost of revenue	57,605	63%	63,552	61%	(5,947)	(9)%
Gross profit	$34,470	37%	$39,806	39%	$(5,336)	(13)%
Revenue. In the six months ended June 30, 2014, revenue decreased 11% to $92.1 million, compared with $103.4 million in the same period one year ago. The decrease in revenue was influenced primarily by lower revenues for our ultracapacitor product line which decreased by 10% to $65.9 million in the first six months of 2014 from $73.0 million in the same period in the prior year. This decline in revenue is associated with reduced ultracapacitor sales in the Chinese hybrid transit bus market primarily related to the expiration of a Chinese government subsidy program for diesel-electric hybrid buses in the middle of 2013, which was replaced with a subsidy program for plug-in hybrid buses. Under the new subsidy program, plug-in hybrid bus manufacturers are incorporating our ultracapacitor products, for which demand has been lower to date than under the previous subsidy program for diesel-electric hybrid buses. This decline in revenues for the hybrid transit bus market was partially offset by increased revenues for the wind energy, automotive and heavy transportation markets.
Revenues for our high voltage products decreased by $4.5 million to $20.1 million for the first six months of 2014, compared with $24.6 million in the same period one year ago as we are currently experiencing reduced global demand for these products. Revenues for our microelectronics products, which tend to vary widely from period to period, increased by $386,000 with total revenues of $6.1 million in the first six months of 2014 compared with total revenues of $5.7 million for the first six months of 2013.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the six months ended June 30, 2014 compared with the same period one year ago, revenue was positively impacted by $991,000.
Gross Profit. In the first six months of 2014, gross profit decreased $5.3 million compared with the first six months of 2013. Of the decrease in gross profit in absolute dollars, $4.5 million related to a decrease in sales, and $780,000 related to an increase in product costs, primarily associated with the opening of our new manufacturing facility in Peoria, Arizona, as well as provisions taken for certain excess or obsolete inventory items.
As a percentage of revenue, gross profit margin decreased to 37% for the first six months of 2014 compared with 39% in the same period one year ago. This decrease in gross profit as a percentage of revenue was primarily related to higher per unit costs associated with lower production volume and higher production costs associated with our new manufacturing facility, as noted above.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for first six months of 2014 and 2013 (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$21,883	24%	$23,490	23%	$(1,607)	(7)%
Selling, general and administrative expenses were 24% of revenue for the first six months of 2014, up from 23% in the same period one year ago, while total expenses decreased by $1.6 million, or 7%. The decrease in absolute dollars was primarily attributable to higher legal, audit, tax and consulting fees of $4.0 million in the first six months of 2013, mainly related to the audit committee's investigation, our internal review and the restatement of previously issued financial statements. Offsetting this impact, labor expenses increased by $804,000 in the first six months of 2014 compared with 2013, primarily related to additional headcount for sales and marketing, and recruiting expenses increased by $494,000 primarily due to the search for our new chief executive officer and additional staff for our San Diego and Asia facilities. In addition, travel expenses increased by $287,000 mainly related to customer relations and sales efforts, and information technology and facilities expenses increased by a total of $251,000 in support of the increase in headcount. Further, there was an increase in net foreign exchange losses of $226,000. Despite the decline in absolute dollars, selling, general and administrative expenses increased to 24% of revenue for the first six months of 2014, up from 23% for the same period in 2013, as revenues were lower for the first six months of 2014.

Research and Development Expense
The following table presents research and development expense for the first six months of 2014 and 2013 (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$12,394	13%	$11,401	11%	$993	9%
Research and development expenses were 13% of revenue for the first six months of 2014, up from 11% in the same period one year ago, while total expenses increased by $993,000, or 9%. The increase in absolute dollars was primarily driven by increases of $670,000 in labor expenses related to increased headcount to support efforts to improve manufacturing processes and to develop and enhance products, as well as $250,000 in outsourced services incurred in the first six months of 2014 to develop next-generation ultracapacitor products. In addition to the increase in absolute dollars, research and development expenses increased to 13% of revenue for the first six months of 2014, up from 11% for the same period in 2013, as both expenses were higher and revenues were lower for the first six months of 2014.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded an income tax provision of $978,000 for the first six months of 2014 compared with $1.7 million for the same period in 2013. This provision is primarily related to taxes on income generated by our Swiss subsidiary. The decline in the income tax provision is due to lower income generated by our Swiss subsidiary for the first six months of 2014 compared with the first six months of 2013. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through June 30, 2014. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
At June 30, 2014, we have a cumulative valuation allowance recorded offsetting our worldwide net deferred tax assets of $59.5 million, of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Total cash provided by (used in):
Operating activities	$(627)	$18,043
Investing activities	(2,876)	(8,827)
Financing activities	3,237	(2,255)
Effect of exchange rate changes on cash and cash equivalents	367	(1,129)
Increase in cash and cash equivalents	$101	$5,832
Net cash used in operating activities was $627,000 for the six months ended June 30, 2014. Operating cash flows related primarily to a net loss of $862,000, which included non-cash charges of $8.4 million. In addition, there was an increase in accounts receivable of $10.0 million. The increase in accounts receivable was primarily due to shipment linearity patterns, where shipments were heavily weighted to the end of the quarter, as well as timing of payments at the end of the quarter. Net cash provided by operating activities was $18.0 million for the six months ended June 30, 2013, which related primarily to net income of $3.1 million, which included non-cash charges of $7.9 million, and an increase in accounts payable and accrued liabilities $4.4 million. The increase in accounts payable and accrued liabilities was primarily due to the timing of payments at the end of the period.
The decrease in operating cash flows for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 relates primarily to an increase in accounts receivable of $10.0 million for the six months ended June 30, 2014 versus an increase of only $2.2 million for the six months ended June 30, 2013. In addition, there were substantially smaller increases in accounts payable, accrued liabilities and accrued employee compensation in the six months ended June 30, 2014 as compared with the same period in the prior year. Finally, operating cash flows for the six months ended June 30, 2014 included a net loss of $862,000, with non-cash charges of $8.4 million, compared with the same period in 2013 where operating cash flows included net income of $3.1 million, with non-cash charges of $7.9 million.
Net cash used in investing activities was $2.9 million and $8.8 million for the six months ended June 30, 2014 and 2013, respectively, and related primarily to capital expenditures. Capital expenditures in the six months ended June 30, 2014 and 2013 were primarily focused on investments in increased production capacity, including equipment for our manufacturing facility in San Diego, California, our contract manufacturing operations in Shenzhen, China, and our new manufacturing facility in Peoria, Arizona, as well as investments in our corporate research and development center in San Diego, California. In addition, we had an increase in restricted cash of $2.3 million in the six months ended June 30, 2013 related to a standby letter of credit that provided financial assurance for contractual obligations.
Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2014, compared with $2.3 million used in financing activities for the same period in 2013. Net cash provided by financing activities in the six months ended June 30, 2014 primarily resulted from net proceeds on short term borrowings of $2.1 million and cash proceeds from our stock-based compensation plans of $1.1 million. Net cash used in financing activities in the six months ended June 30, 2013 primarily resulted from net payments on long term and short term borrowings of $742,000, and an increase in restricted cash of $1.8 million related to a compensating balance with the bank as collateral for the forbearance agreement.
Liquidity
As of June 30, 2014, we had approximately $30.7 million in cash and cash equivalents, and working capital of $68.4 million. We have a credit facility providing for a $15.0 million revolving line of credit, of which $3.0 million has been drawn upon and is outstanding as of June 30, 2014. Based on the events of default discussed below, the bank's obligation to extend any further credit has ceased and terminated. We currently owe $1.4 million under the equipment term loan provided by the same credit facility.
As of June 30, 2014, the amount of cash and short-term investments held by foreign subsidiaries was $26.7 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay taxes to repatriate these funds at a rate of approximately 5%. We intend to permanently reinvest earnings of our foreign subsidiaries.
On June 3, 2014, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to $125 million of our common stock, warrants, debt securities or units. To date, we have not raised any funds under this shelf registration statement. In the future, we may decide to supplement existing cash and planned cash flow from operations by borrowing additional funds under existing credit facilities, or by issuing additional debt or equity.

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
During the quarter ended June 30, 2014, the Company was in violation with respect to the requirement to maintain a minimum liquidity ratio at all times and the failure to maintain the required EBITDA for the quarter ended June 30, 2014. On June 30, 2014, the Company entered into another forbearance agreement with the bank which extended the forbearance period from June 30, 2014 to August 31, 2014, or the occurrence of any additional events of default. As a result of this noncompliance, the bank's obligation to extend any further credit ceased and terminated, and borrowings outstanding under the Credit Facility have been classified as a current obligation in the consolidated balance sheet as of June 30, 2014.
As of June 30, 2014, $1.4 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of June 30, 2014). If the bank does not exercise its right to accelerate repayment of this balance after the forbearance period discussed above, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of June 30, 2014, $3.0 million was outstanding under the Revolving Line of Credit and the applicable interest rate was LIBOR plus 2.25% (2.5% as of June 30, 2014). The amount outstanding under the Revolving Line of Credit is scheduled to be repaid by August 31, 2014.
Short-term and Long-term Borrowings
Short-term borrowings
Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.4 million as of June 30, 2014) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 1.6%. Borrowings under the short-term loan agreement are unsecured and as of June 30, 2014 and December 31, 2013, the full amount of the loan was drawn.

Maxwell SA also has a 2.0 million Swiss Franc-denominated (approximately $2.3 million as of June 30, 2014) credit agreement with a Swiss bank, which renews annually and bears interest at 1.7%. Borrowings under the credit agreement are unsecured and as of June 30, 2014 and December 31, 2013, the full amount available under the credit line was drawn.
Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.1 million as of June 30, 2014) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of June 30, 2014 and December 31, 2013, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.
Long-term borrowings
The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 1.9% to 5.1%. At June 30, 2014 and December 31, 2013, $136,000 and $179,000, respectively, was outstanding under these financing agreements.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.
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

Foreign Currency Risk
Our primary foreign currency exposure is related to our subsidiary in Switzerland, Maxwell SA. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. As of June 30, 2014, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% on the foreign currency forward contracts would result in a hypothetical loss of $3.2 million, however, considering the offsetting impact of such a theoretical change in exchange rates on the underlying assets and liabilities being hedged, the hypothetical loss is only $9,000, which would be recorded in income from continuing operations in the consolidated statement of operations. For local currency debt carried by our Swiss subsidiary, the impact of a hypothetical 10% detrimental change in foreign currency exchange rates would result in a hypothetical loss of $641,000, which would be recorded in accumulated other comprehensive income on the consolidated balance sheet.
Interest Rate Risk
At June 30, 2014, we had approximately $10.2 million in debt, $65,000 of which is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet and statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $102,000 effect on interest expense.
Fair Value Risk
We had a net pension asset of $11.1 million and $10.6 million at June 30, 2014 and December 31, 2013, respectively. As of the last fair value measurement date of December 31, 2013, the net pension asset included plan assets with a fair value of $43.1 million. The plan assets consisted of 57% debt and equity securities, 40% real estate and 3% of cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2, 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

Exhibit Number	Description of Document

10.32	Forbearance and Fifth Amendment to Credit Agreement dated June 30, 2014, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

10.33	Fourth Amended and Restated Revolving Credit Note dated June 30, 2014, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. *

_________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	July 31, 2014	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	July 31, 2014	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer, Treasurer and Secretary