Form 10-Q
period 2014-09-30
MAXWELL TECHNOLOGIES INC
filed 2014-10-23
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of October 21, 2014 is 29,851,842 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2014

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2014, and the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
In addition, operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2014.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$30,798	$30,647
Trade and other accounts receivable, net of allowance for doubtful accounts of $107 and $134, at September 30, 2014 and December 31, 2013, respectively	30,636	29,869
Inventories	52,009	44,736
Prepaid expenses and other current assets	2,779	2,314
Total current assets	116,222	107,566
Property and equipment, net	41,018	44,941
Goodwill	24,462	25,978
Pension asset	10,576	10,568
Other non-current assets	878	1,034
Total assets	$193,156	$190,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,696	$25,616
Accrued employee compensation	10,270	8,788
Deferred revenue and customer deposits	2,826	1,043
Short-term borrowings and current portion of long-term debt	9,280	7,914
Deferred tax liability	813	890
Total current liabilities	53,885	44,251
Deferred tax liability, long-term	2,008	2,125
Long-term debt, excluding current portion	44	100
Other long-term liabilities	3,201	3,401
Total liabilities	59,138	49,877
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,838 and 29,563 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,983	2,953
Additional paid-in capital	276,261	271,928
Accumulated deficit	(155,948)	(151,794)
Accumulated other comprehensive income	10,722	17,123
Total stockholders’ equity	134,018	140,210
Total liabilities and stockholders’ equity	$193,156	$190,087
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$41,593	$51,197	$133,668	$154,555
Cost of revenue	26,123	30,084	83,728	93,636
Gross profit	15,470	21,113	49,940	60,919
Operating expenses:
Selling, general and administrative	10,823	9,455	32,706	32,945
Research and development	6,923	5,450	19,317	16,851
Total operating expenses	17,746	14,905	52,023	49,796
Income (loss) from operations	(2,276)	6,208	(2,083)	11,123
Interest expense, net	49	36	116	121
Amortization of debt discount and prepaid debt costs	5	16	15	46
Income (loss) from operations before income taxes	(2,330)	6,156	(2,214)	10,956
Income tax provision	962	129	1,940	1,802
Net income (loss)	$(3,292)	$6,027	$(4,154)	$9,154
Net income (loss) per share:
Basic	$(0.11)	$0.21	$(0.14)	$0.32
Diluted	$(0.11)	$0.21	$(0.14)	$0.32
Weighted average common shares outstanding:
Basic	29,284	28,884	29,146	28,857
Diluted	29,284	28,940	29,146	28,883
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013
Net income (loss)	$(3,292)	$6,027	$(4,154)	$9,154
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,119)	3,778	(6,487)	1,391
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax benefit of $7 for the three months ended September 30, 2013, net of tax benefit of $21 for the nine months ended September 30, 2013	—	38	—	114
Amortization of prior service cost, net of tax benefit of $7 and $1 for the three months ended September 30, 2014 and 2013, respectively; net of tax benefit of $21 and $7 for the nine months ended September 30, 2014 and 2013, respectively	28	10	86	28
Other comprehensive income (loss), net of tax	(7,091)	3,826	(6,401)	1,533
Comprehensive income (loss)	$(10,383)	$9,853	$(10,555)	$10,687
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(4,154)	$9,154
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,267	6,518
Amortization of intangible assets	153	247
Amortization of debt discount and prepaid debt costs	15	46
Pension cost (benefit)	(77)	15
Stock-based compensation expense	2,934	2,622
Recoveries of losses on accounts receivable	(27)	(24)
Provision for losses on inventory	604	1,386
Provision for warranties	594	72
Changes in operating assets and liabilities:
Trade and other accounts receivable	(1,294)	4,081
Inventories	(8,171)	(2,247)
Prepaid expenses and other assets	(538)	(82)
Pension asset	(554)	(649)
Accounts payable and accrued liabilities	4,906	1,944
Deferred revenue and customer deposits	2,158	(3,814)
Accrued employee compensation	1,561	3,570
Deferred tax liability, long term	—	(8)
Other long-term liabilities	(126)	1,235
Net cash provided by operating activities	6,251	24,066
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,195)	(11,716)
Restricted cash	—	(2,300)
Net cash used in investing activities	(5,195)	(14,016)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(4,626)	(7,782)
Proceeds from long-term and short-term borrowings	6,292	6,475
Repurchase of shares	—	(47)
Proceeds from issuance of common stock under equity compensation plans	1,430	305
Restricted cash - compensating balance	—	(1,750)
Net cash provided by (used in) financing activities	3,096	(2,799)
Increase in cash and cash equivalents from operations	4,152	7,251
Effect of exchange rate changes on cash and cash equivalents	(4,001)	1,057
Increase in cash and cash equivalents	151	8,308
Cash and cash equivalents, beginning of period	30,647	28,739
Cash and cash equivalents, end of period	$30,798	$37,047
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

Reclassifications
Certain prior period amounts in the consolidated balance sheets at December 31, 2013 and consolidated statement of cash flows for the nine months ended September 30, 2013 have been reclassified to conform to the current period presentation. These reclassifications do not impact reported net income (loss) and do not otherwise have a material impact on the presentation of the overall financial statements.
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
Valuation Allowance on Deferred Tax Asset
At September 30, 2014, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $59.5 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
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
As of September 30, 2014 and December 31, 2013, cumulative sales totaling $3.3 million and $4.5 million, respectively, had not yet been recognized as revenue. The Company has recorded the cost basis of inventory shipped to customers prior to the achievement of the revenue recognition criteria of approximately $2.3 million and $2.5 million at September 30, 2014 and December 31, 2013, respectively, in "inventory" in the consolidated balance sheets.
If the Company receives cash payment from the customer prior to the achievement of the revenue recognition criteria, the amount received from the customer is recorded as deferred revenue in the consolidated balance sheets. Total deferred revenue and customer deposits in the consolidated balance sheets as of September 30, 2014 and December 31, 2013 of $2.8 million and $1.0 million, respectively, relates to cash received from customers on sales for which the revenue recognition criteria had not been achieved, customer advances, as well as other less significant customer arrangements requiring the deferral of revenue.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator
Net income (loss)	$(3,292)	$6,027	$(4,154)	$9,154
Denominator
Weighted-average common shares outstanding	29,284	28,884	29,146	28,857
Effect of potentially dilutive securities:
Options to purchase common stock	—	35	—	17
Restricted stock awards	—	1	—	4
Restricted stock unit awards	—	20	—	5
Weighted-average common shares outstanding, assuming dilution	29,284	28,940	29,146	28,883
Net income (loss) per share
Basic	$(0.11)	$0.21	$(0.14)	$0.32
Diluted	$(0.11)	$0.21	$(0.14)	$0.32
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Outstanding options to purchase common stock	701	543	701	743
Unvested restricted stock awards	543	455	543	455
Unvested restricted stock unit awards	168	—	168	13
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.
Note 2 – Balance Sheet Details (in thousands)
Inventories

	September 30, 2014	December 31, 2013

Raw materials and purchased parts	$23,966	$16,723
Work-in-process	2,285	2,374
Finished goods	23,455	23,149
Consigned finished goods	2,303	2,490
Total inventories	$52,009	$44,736
Goodwill
The change in the carrying amount of goodwill from December 31, 2013 to September 30, 2014 is as follows:

Balance at December 31, 2013	$25,978
Foreign currency translation adjustments	(1,516)
Balance at September 30, 2014	$24,462
Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2013	$18,804	$(1,681)	$17,123
Other comprehensive income before reclassification	(6,487)	—	(6,487)
Amounts reclassified from accumulated other comprehensive income	—	86	86	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the nine months ended September 30, 2014	(6,487)	86	(6,401)
Balance as of September 30, 2014	$12,317	$(1,595)	$10,722

Note 3 – Credit Facility
In December 2011, the Company obtained a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Credit Facility”). As amended, the Revolving line of Credit was available up to a maximum of $10.0 million. In general, amounts borrowed under the Credit Facility are secured by a lien on all of the Company’s assets other than its intellectual property. In addition, under the credit agreement, as amended, the Company is required to pledge 100% of its equity interests in its Swiss subsidiary. The Company has also agreed not to encumber any of its intellectual property. The agreement contains certain restrictive covenants that limit the Company’s ability to, amongst other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on its property; (iii) enter into a merger or similar transaction; (iv) invest in another entity; (v) declare or pay dividends; and (vi) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that the Company is in violation of any of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that the Company must meet during the term of the credit agreement, as amended, include quarterly minimum liquidity ratios, minimum cash requirements and net loss targets. Borrowings under the Credit Facility bear interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at the Company's option subject to certain limitations. Further, the Company incurs an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit.
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
On August 29, 2014, the Company entered into an amendment to the Credit Facility with the bank where any existing defaults were waived. Under the amendment, the financial covenants that the Company must meet during the term of the credit agreement were revised to include quarterly minimum liquidity ratios, minimum cash requirements and net loss targets.
As of September 30, 2014, the Company was not in compliance with the financial covenant pertaining to the requirement to maintain a quarterly minimum liquidity ratio. As a result of this noncompliance, the bank's obligation to extend any further credit has ceased and terminated and the outstanding debt balance is immediately callable by the bank.
As of September 30, 2014, $1.0 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of September 30, 2014). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of September 30, 2014, $3.0 million was outstanding under the Revolving Line of Credit and the applicable interest rate was LIBOR plus 2.25% (2.5% as of September 30, 2014). If the bank does not exercise its right to accelerate repayment, under the amended terms of the Credit Facility, the amount outstanding under the Revolving Line of Credit is scheduled to be repaid by February 28, 2015.
Note 4 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of September 30, 2014, the financial instruments to which this topic applied were foreign currency forward contracts. As of September 30, 2014, the fair value of these foreign currency forward contracts was a liability of $1.5 million which is recorded in “accounts payable and accrued liabilities" in the consolidated balance sheet. The fair value of these derivative instruments is measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC. All forward contracts as of September 30, 2014 have approximately a one-month original maturity term and mature on October 2, 2014 or November 4, 2014.
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
The net gains and losses on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$2	$2	$7	$32
Selling, general and administrative	(2,717)	1,377	(3,062)	(2)
Total gain (loss)	$(2,715)	$1,379	$(3,055)	$30
The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$(12)	$(3)	$(8)	$(28)
Selling, general and administrative	2,733	(1,545)	2,513	(503)
Total gain (loss)	$2,721	$(1,548)	$2,505	$(531)
As of September 30, 2014, the total notional amount of foreign currency forward contracts not designated as hedges was $35.0 million.
The following table presents gross amounts, amounts offset and net amounts presented in the condensed consolidated balance sheets for the Company's derivative instruments measured at fair value (in thousands):

	September 30, 2014	December 31, 2013
Gross amounts of recognized assets (liabilities)	$(1,668)	$472
Gross amounts offset in the condensed consolidated balance sheets	161	(90)
Net amount of recognized asset (liability) presented in the condensed consolidated balance sheets	$(1,507)	$382
The Company has the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. For additional information, refer to Note 4 – Fair Value Measurements.
Note 6 – Stock Plans
The Company has two active stock-based compensation plans as of September 30, 2014: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
Stock Options
Beginning in 2011, the Company ceased granting stock options to employees as part of its annual equity incentive award program. However, during the three months ended June 30, 2013, the Company granted 75,000 stock options to its former chief operating officer upon his initial engagement with vesting in equal annual installments over four years from the date of grant. Unvested options were cancelled upon his resignation in the third quarter of 2014. The Company may determine to grant stock options in the future to employees as part of its annual equity incentive award program. Compensation expense recognized from employee stock options for the three months ended September 30, 2014 and 2013 was $33,000 and a benefit of $32,000, respectively, and $74,000 and $307,000, respectively, for the nine months ended September 30, 2014 and 2013.

Restricted Stock Awards
Beginning in the second quarter of 2014, the Company ceased granting restricted stock awards and began granting restricted stock units to employees as part of its annual equity incentive award program. During the three months ended September 30, 2013, the Company granted 62,500 shares under restricted stock awards which had an average grant date fair value per share of $9.14. During the nine months ended September 30, 2014 and 2013 the Company granted 255,600 and 367,643 shares, respectively, under restricted stock awards, which had an average grant date fair value per share of $14.20 and $10.42, respectively. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service-based restricted stock awards	$696	$523	$1,834	$1,793
Performance-based restricted stock awards	7	40	20	82
Total compensation expense recognized for restricted stock awards	$703	$563	$1,854	$1,875
Restricted Stock Units
Non-employee director restricted stock units
Non-employee directors receive an annual restricted stock unit award, normally in February of each year, as part of their annual retainer compensation, which vests one year from the date of grant. Each restricted stock unit represents the right to receive one unrestricted share of the Company’s common stock upon vesting. During the three months ended September 30, 2014 and 2013, no restricted stock units were granted to non-employee directors. During the nine months ended September 30, 2014 and 2013, non-employee directors were granted a total of 65,891 and 69,594 restricted stock units, respectively, with an average grant date fair value per share of $9.03 and $10.25, respectively. Compensation expense recognized for non-employee director restricted stock units for the three months ended September 30, 2014 and 2013 was $146,000 and $188,000, respectively, and $467,000 and $440,000, respectively, for the nine months ended September 30, 2014 and 2013.
Employee restricted stock units
Beginning in the second quarter of 2014, the Company ceased granting restricted stock awards and began granting restricted stock units to employees as part of its annual equity incentive award program. Each restricted stock unit represents the right to receive one unrestricted share of the Company’s common stock upon vesting. During the three months ended September 30, 2014, the Company did not grant any restricted stock units. During the nine months ended September 30, 2014, the Company granted 137,000 restricted stock units to employees of which 67,000 were service-based restricted stock units vesting in equal installments over four years of continuous service with an average grant date value of $15.17 per share, and 70,000 were market-condition restricted stock units vesting upon the achievement of certain stock price thresholds and the completion of three years of continuous employment from the date of grant with an average grant date fair value of $7.71 per share. Since the vesting of the market-condition restricted stock units is dependent on stock price performance, the fair values of these awards were estimated using a Monte-Carlo valuation model with the following weighted-average assumptions:

Market price at grant per share	$15.03
Expected dividends	$—
Expected volatility	65%
Risk-free interest rate	0.86%
Fair value per unit	$7.71

The following table summarizes the amount of compensation expense recognized for employee restricted stock units for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service-based restricted stock units	$51	$—	$83	$—
Market-condition restricted stock units	34	—	56	—
Total compensation expense recognized for employee restricted stock units	$85	$—	$139	$—
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
Compensation expense recognized for the ESPP for the three and nine months ended September 30, 2014 was $57,000 and $400,000, respectively. For the three and nine months ended September 30, 2013, no compensation expense was recognized for the ESPP as the plan had been temporarily suspended. The fair value of the ESPP shares for the three and nine months ended September 30, 2014 was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
Expected dividends	$—	$—
Exercise price	$8.72	$8.09
Expected volatility	61%	68%
Risk-free interest rate	0.02%	0.05%
Expected life/term (in years)	0.3	0.5
Fair value per share	$2.37	$5.89
Stock-Based Compensation Expense
Compensation cost for restricted stock awards, restricted stock units, stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$145	$228	$587	$762
Selling, general and administrative	716	332	1,705	1,337
Research and development	150	159	642	523
Total stock-based compensation expense	$1,011	$719	$2,934	$2,622
Note 7 – Shelf Registration Statement
On June 3, 2014, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC") to, from time to time, sell up to an aggregate of $125 million of any combination of its common stock, warrants, debt securities or units. On June 30, 2014, the registration statement was declared effective by the SEC, which will allow the Company to access the capital markets for the three year period following this effective date. As of September 30, 2014, no securities have been issued under the Company's shelf registration statement. Net proceeds, terms and pricing of each offering of securities issued under the shelf registration statement will be determined at the time of such offerings.

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
Components of net periodic pension (benefit) cost are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$211	$207	$645	$618
Interest cost	174	125	532	374
Expected return on plan assets	(446)	(383)	(1,361)	(1,145)
Prior service cost amortization	35	11	107	33
Deferred loss amortization	—	45	—	135
Net periodic pension cost (benefit)	$(26)	$5	$(77)	$15
Employer contributions of $182,000 and $178,000 were paid during the three months ended September 30, 2014 and 2013, respectively. Employer contributions of $553,000 and $539,000 were paid during the nine months ended September 30, 2014 and 2013, respectively. Additional employer contributions of approximately $152,000 are expected to be paid during the remainder of fiscal 2014.
Note 9 – Legal Proceedings
Although the Company expects to incur significant legal fees in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal fees and therefore, such fees will be expensed in the period the legal services are performed.
FCPA Matter
As a result of being publicly traded in the U.S., the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or retaining business. Beginning in 2009, the Company conducted an internal review into payments made to its former independent sales agent in China with respect to sales of its high voltage capacitor products produced by its Swiss subsidiary. In January 2011, the Company reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities laws violations. The Company settled civil charges with the SEC, agreeing to an injunction against further violations of the FCPA. Under the terms of the settlement with the SEC, the Company agreed to pay a total of approximately $6.4 million in profit disgorgement and prejudgment interest. The Company settled civil and criminal charges with the DOJ by entering into a three-year deferred prosecution agreement (“DPA”) and agreeing to pay a total of $8.0 million in penalties. Further, under the terms of each agreement, the Company has submitted periodic reports to the SEC and DOJ on its internal compliance program concerning anti-bribery. As of January 25, 2013, all monetary penalties had been paid in full for each settlement described above and, in early February 2014, the DPA expired on its own terms. A judgment of dismissal was issued by the District Judge for the matter in the U.S. District Court for the Southern District of California on March 28, 2014.
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
Securities Class Action Matter
From March 13, 2013 through April 19, 2013, four purported shareholder class actions were filed in the United States District Court for the Southern District of California against the Company and certain of its current and former officers. These actions were entitled Foster v. Maxwell Technologies, Inc., et al., Case No. 13-cv-0580 (S.D. Cal. filed March 13, 2013), Weinstein v. Maxwell Technologies, Inc., et al., No. 13-cv-0686 (S.D. Cal. filed March 21, 2013), Abanades v. Maxwell Technologies, Inc., et al., No. 13-cv-0867 (S.D. Cal. filed April 11, 2013), and Mebarak v. Maxwell Technologies, Inc., et al., No. 13-cv-0942 (S.D. Cal. filed April 19, 2013). The complaints alleged that the defendants made false and misleading statements regarding its financial performance and business prospects and overstated the Company's reported revenue. The complaints purported to assert claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of all persons who purchased the Company's common stock between April 28, 2011 and March 7, 2013, inclusive. The complaints sought unspecified monetary damages and attorneys' fees and costs. On May 13, 2013, four prospective lead plaintiffs filed motions to consolidate the four actions and to be appointed lead plaintiff and, on October 24, 2013, the court issued a written order consolidating the case under the heading In re Maxwell Technologies, Inc., Securities Litigation. On January 16, 2014, the lead plaintiff filed a consolidated and amended complaint which slightly adjusted the class period to April 29, 2011 to March 19, 2013. In response, the Company and the individual defendants filed a motion to dismiss the complaint, which the lead plaintiff opposed. On May 5, 2014, the court granted the Company’s motion to dismiss but granted the lead plaintiff leave to amend its complaint. The lead plaintiff filed an amended complaint on June 4, 2014, and the Company and individual defendants filed motions to dismiss on July 10, 2014. On October 6, 2014, the parties executed a stipulation of settlement, which included an all-in settlement value of $3.3 million. On October 16, 2014, the lead plaintiff filed a motion for preliminary approval of the settlement. As a result of the preliminary settlement, for the quarter ended September 30, 2014, the Company accrued a liability of $3.3 million, which is included in “accounts payable and accrued liabilities,” and a corresponding receivable of $3.3 million, which is included in “trade and other accounts receivable,” as this amount is payable by the Company's insurance carrier.

Federal Shareholder Derivative Matter
On April 23, 2013 and May 7, 2013, two shareholder derivative actions were filed in the United States District Court for the Southern District of California, entitled Kienzle v. Schramm, et al., Case No. 13-cv-0966 (S.D. Cal. filed April 23, 2013) and Agrawal v. Cortes, et al., Case No. 13-cv-1084 (S.D. Cal. filed May 7, 2013). The complaints name as defendants certain of the Company's current and former officers and directors and names the Company as a nominal defendant. The complaints allege that the individual defendants caused or allowed the Company to issue false and misleading statements about its financial condition, operations, management, and internal controls and falsely represented that it maintained adequate controls. The complaints assert causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits seek unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits, and other compensation, attorneys' and experts' fees, and costs and expenses. On June 10, 2013, the parties filed a joint motion to consolidate the two actions. On September 26, 2013, the plaintiffs filed a motion to stay this case until the resolution of the similar derivative action pending in the California Superior Court for the County of San Diego. The Company and individual defendants opposed this motion to stay. On October 30, 2013, the court issued two orders consolidating the two cases under the heading In re Maxwell Technologies, Inc. Derivative Litigation, which had been mutually agreed upon by all parties, and denying the plaintiffs’ motion to stay their own federal derivative case. The lead plaintiffs filed their consolidated and amended complaint on January 30, 2014. In response, the Company and the individual defendants filed motions to dismiss the complaint, which the lead plaintiffs opposed. On May 28, 2014, the court granted the Company’s motion to dismiss but granted the lead plaintiffs leave to amend their complaint. The lead plaintiffs filed an amended complaint on July 11, 2014, to which the Company and individual defendants filed motions to dismiss on August 18, 2014. On September 19, 2014, the parties entered a memorandum of understanding concerning settlement of this matter with respect to certain corporate governance reforms to be implemented and/or maintained by the Company. This memorandum of understanding does not address any monetary amounts to be paid to the lead plaintiffs in exchange for the benefit conferred to the Company as a result of the corporate governance reforms. Negotiations have been initiated with respect to the monetary amounts to be paid to lead plaintiffs and such preliminary amounts have been in the range of $650,000 to $1.5 million. As the Company believes that settlement within this range is probable, but does not believe that a specific amount within this range represents a better estimate, the Company accrued a liability for the low end of this range in the amount of $650,000, which is included in “accounts payable and accrued liabilities” for the quarter ended September 30, 2014. As the Company’s insurance carrier would cover this potential settlement, the Company recorded a corresponding receivable from the insurance carrier in the amount of $650,000, which is included in “trade and other accounts receivable,” for the quarter ended September 30, 3014. Pursuant to the status report that the parties submitted to the court on October 6, 2014, the lead plaintiffs will file a motion for preliminary approval of the settlement on or before November 14, 2014.
State Shareholder Derivative Matter
On April 11, 2013 and April 18, 2013, two shareholder derivative actions were filed in California Superior Court for the County of San Diego, entitled Warsh v. Schramm, et al., Case No. 37-2013-00043884 (San Diego Sup. Ct. filed April 11, 2013) and Neville v. Cortes, et al., Case No. 37-2013-00044911-CU-BT-CTL (San Diego Sup. Ct. filed April 18, 2013). The complaints name as defendants certain of the Company's current and former officers and directors as well as its former auditor McGladrey LLP. The Company is named as a nominal defendant. The complaints allege that the individual defendants made or caused the Company to make false and/or misleading statements regarding its financial condition, and failed to disclose material adverse facts about its business, operations and prospects. The complaints assert causes of action for breaches of fiduciary duty for disseminating false and misleading information, failing to maintain internal controls, and failing to properly oversee and manage the Company, as well as for unjust enrichment, abuse of control, gross mismanagement, professional negligence and accounting malpractice, and aiding and abetting breaches of fiduciary duty. The lawsuits seek unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits and other compensation, attorneys' and experts' fees, and costs and expenses. On May 7, 2013, the court consolidated the two actions. The Company filed a motion to stay the consolidated action on July 2, 2013. On September 27, 2013, the court heard oral arguments on the motion to stay and continued the hearing on this motion until the resolution of the motion to stay pending in the federal derivative action referenced above. Given the outcome of the above-detailed federal derivative lawsuit, the Company informed the state court of the federal court order denying the federal plaintiffs’ motion to stay. Consequently, on November 1, 2013, the state court stayed the state derivative action pending before it until the resolution of the federal derivative case. The memorandum of understanding concerning settlement in the federal shareholder derivative matter contemplates that this action will be dismissed with prejudice in the event that settlement is approved by the federal court.

Shareholder Demand Letter Matter
On April 9, 2013, Stephen Neville, a purported shareholder of the Company, sent a demand letter to the Company to inspect its books and records pursuant to California Corporations Code Section 1601. The demand sought inspection of documents related to the Company's March 7, 2013 announcement that it would be restating its previously-issued financial statements for 2011 and 2012, board minutes and committee materials, and other documents related to its board or management discussions regarding revenue recognition from January 1, 2011 to the present. The Company responded by letter dated April 19, 2013, explaining why it believed that the demand did not appear to be proper. Following receipt of a second letter from Mr. Neville dated April 23, 2013, the Company explained by letter dated April 29, 2013 why it continues to believe that the inspection demand appears improper. The Company has not received a further response from Mr. Neville regarding the inspection demand. In conjunction with the state Court derivative action referenced above, Mr. Neville filed two motions to compel production of the documents and materials originally sought in the demand letter. On September 27, 2013, the Court heard oral arguments on the motions to compel and, in line with the continuance on the motion to stay in the state shareholder derivative matter referenced above, likewise continued the hearing on the motions to compel, pending resolution of the motions to stay in both the federal and state derivative actions referenced above. On November 15, 2013, the purported shareholder, Mr. Neville, filed a petition for writ of mandate requesting that the state Court order the Company to comply with the inspection demand. The Company responded to this writ on January 15, 2014, claiming that the inspection demand is improper on numerous grounds and simultaneously filing a demurrer to the shareholder inspection demand action in its entirety. On July 18, 2014, the Court ruled against the Company’s demurrer but left open issues pertaining to the documents to be provided, if any, under the purported shareholder inspection demand. The Court set a further hearing in this matter for April 10, 2015. The memorandum of understanding concerning settlement in the federal shareholder derivative matter contemplates that this action will be dismissed with prejudice in the event that settlement is approved by the federal Court.

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

•
risks related to our international operations including, but not limited to, our ability to adequately comply with the changing rules and regulations in countries where our business is conducted, our ability to oversee and control our foreign subsidiaries and their operations, our ability to effectively manage foreign currency exchange rate fluctuations arising from our international operations, and our ability to continue to comply with the U.S. Foreign Corrupt Practices Act as well as the anti-bribery laws of foreign jurisdictions;

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

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Nine Months Ended September 30, 2014

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Off Balance Sheet Arrangements
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
In the third quarter of 2014, revenues were $41.6 million, representing a decrease of 19% compared with $51.2 million in the same period one year ago. The decrease is primarily attributable to lower revenue for our ultracapacitor products, for which revenue decreased by 22% to $28.8 million in the third quarter of 2014 from $37.0 million in the third quarter of 2013. The higher ultracapacitor revenues for the third quarter of 2013 were attributable to the recognition of $11.3 million in previously deferred ultracapacitor revenue, net of revenues deferred in the period. Excluding this impact, sales of our ultracapacitor products into the rail transit, automotive and heavy transportation markets increased significantly in the third quarter of 2014 compared with the third quarter of 2013, offset by a decline in sales into the hybrid transit vehicle market compared with same period one year ago.
Revenues for our high voltage capacitor products increased by $722,000 to $10.4 million for the third quarter of 2014 compared with $9.7 million for the same period in the prior year. Revenues for our microelectronics products declined to $2.4 million for the third quarter of 2014 compared with $4.5 million for the same period in 2013. Microelectronics revenues were higher than typical for the third quarter of 2013 due to certain large sales associated with one-time programs, and have also trended down in recent quarters due to softening demand. Overall gross profit margin during the quarter decreased to 37% compared with 41% in the third quarter of 2013, primarily due to lower production volume as well as higher production costs associated with the opening of our new manufacturing facility in Peoria, Arizona. Operating expenses in the third quarter of 2014 increased to 43% of revenue, compared with 29% of revenue in the same period one year ago, associated with both the decline in revenues as well as a 19% increase in operating expenses in absolute dollars.

As of September 30, 2014, we had cash and cash equivalents of $30.8 million. Management believes that this available cash balance, combined with cash we expect to generate from operations, will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months. In the future, we may decide to supplement existing cash and planned cash flow from operations by borrowing additional funds or by issuing additional debt or equity.
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
Highlights of Nine Months Ended September 30, 2014
During the nine months ended September 30, 2014, we continued to focus on introducing new products, winning new customers, new product applications, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes. Some of these efforts are described below:

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

•
In August,we introduced our new Electronic Voltage Transformer (EVT) for smart grid applications. Our EVT provides Integrators and Utilities with a smaller, lower-weight solution for compact substations and provides more accurate grid measurement.

•
Also in August, we announced that Win Inertia, an engineering firm specializing in power electronics, energy storage and control and communication systems, is using our ultracapacitors for a stationary wayside braking energy recuperation system at an electric rail system in Cerro Negro, Spain.

•
In October, we announced that we had won an Energy Storage North America (ESNA) Innovation Award, which honors energy storage projects in North America that help solve the challenge of creating a stable and dynamic electricity grid. Maxwell's project to provide ultracapacitors to ABB, the global leader in power and automation solutions, allows Philadelphia-area rail lines to be more energy efficient. The project earned the ESNA Innovation Award in the mobility project category.

Results of Operations
The Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended
	September 30,
	2014	2013
Revenue	100%	100%
Cost of revenue	63%	59%
Gross profit	37%	41%
Operating expenses:
Selling, general and administrative	26%	18%
Research and development	17%	11%
Total operating expenses	43%	29%
Income (loss) from operations	(6)%	12%
Interest expense, net	—%	—%
Income (loss) from operations before income taxes	(6)%	12%
Income tax provision	2%	—%
Net income (loss)	(8)%	12%
Net loss reported for the three months ended September 30, 2014 was $3.3 million, or $0.11 per share, compared with net income of $6.0 million, or $0.21 per diluted share, in the same quarter one year ago. This decrease was primarily driven by a decrease in revenue of 19% to $41.6 million for the three months ended September 30, 2014 compared with $51.2 million for the same period of the prior year, and a decline in gross profit as a percent of revenue to 37%, compared with 41% in the same quarter of the prior year. Additionally, operating expenses increased 19% to $17.7 million for the three months ended September 30, 2014 from $14.9 million in the same period of the prior year, primarily associated with headcount growth for sales and marketing and research and development.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended September 30, 2014 and 2013 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	September 30, 2014		September 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Revenue	$41,593	100%	$51,197	100%	$(9,604)	(19)%
Cost of revenue	26,123	63%	30,084	59%	(3,961)	(13)%
Gross profit	$15,470	37%	$21,113	41%	$(5,643)	(27)%
Revenue. In the third quarter of 2014, revenue decreased 19% to $41.6 million, compared with $51.2 million in the same quarter one year ago. The decrease in revenue was influenced primarily by lower revenues for our ultracapacitor product line which decreased by 22% to $28.8 million in the third quarter of 2014 from $37.0 million in the third quarter of 2013. This decline in revenues for our ultracapacitor products is primarily attributable to the recognition of $11.3 million in previously deferred ultracapacitor revenue, net of revenues deferred in the period, in the third quarter of 2013. Excluding this impact, sales of our ultracapacitor products into the rail transit, automotive and heavy transportation markets increased significantly in the third quarter of 2014 compared with the third quarter of 2013, offset by a decline in sales into the hybrid transit vehicle market compared with same period one year ago.
Revenues for our high voltage products increased by $722,000 to $10.4 million for the third quarter of 2014, compared with $9.7 million in the same quarter one year ago. Revenues for our microelectronics products decreased by $2.2 million with total revenues of $2.4 million in the third quarter of 2014 compared with total revenues of $4.5 million for the third quarter of 2013. Microelectronics revenues were higher for the third quarter of 2013 than typical due to certain large sales associated with one-time programs, and have also trended down in recent quarters due to softening demand.

Gross Profit. In the third quarter of 2014, gross profit decreased $5.6 million or 27% to $15.5 million compared with $21.1 million in the third quarter of 2013. Of the decrease in gross profit in absolute dollars, $3.7 million related to a decrease in sales and $1.9 million related to an increase in product costs, primarily associated with the opening of our new manufacturing facility in Peoria, Arizona, as well as unabsorbed overhead costs related to the lower volume.
As a percentage of revenue, gross profit margin decreased to 37% in the third quarter of 2014 compared with 41% in the same quarter one year ago. This decrease in gross profit as a percentage of revenue was primarily related to higher per unit costs associated with lower production volume and higher production costs associated with our new manufacturing facility, as noted above.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the third quarter of 2014 and 2013 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	September 30, 2014		September 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Selling, general and administrative	$10,823	26%	$9,455	18%	$1,368	14%
Selling, general and administrative expenses were 26% of revenue for the third quarter of 2014, up from 18% in the same quarter in 2013, while total expenses increased by $1.4 million, or 14%. The increase in absolute dollars was primarily attributable to an increase in labor expenses of $1.7 million in the third quarter of 2014 compared with the same quarter one year ago. These costs included an increase of $894,000 related to additional headcount for sales and marketing and an increase in general and administrative compensation costs of $815,000 related to increased headcount and severance compensation for our departing chief operating officer. In addition, travel expenses increased by $273,000 for the third quarter of 2014, mainly related to increased customer relations and sales efforts. Offsetting this impact, legal, audit, tax and related consulting fees decreased by $622,000 in the third quarter of 2014, mainly related to the audit committee's investigation, our internal review and the restatement of previously issued financial statements in the third quarter of 2013. Selling, general and administrative expenses increased to 26% of revenue for the third quarter of 2014, up from 18% for the same quarter in 2013, resulting from both the increased expenses and decrease in revenues for the third quarter of 2014.
Research and Development Expense
The following table presents research and development expense for the third quarter of 2014 and 2013 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	September 30, 2014		September 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$6,923	17%	$5,450	11%	$1,473	27%
Research and development expenses were 17% of revenue for the third quarter of 2014, up from 11% in the same quarter in 2013, while total expenses increased by $1.5 million. The increase in absolute dollars was primarily driven by an increase of $838,000 in labor expenses related to increased headcount to support efforts to improve manufacturing processes and to develop and enhance products. In addition, there was an increase of $478,000 in outsourced research and development services and materials consumption to support specific research programs to discover new technology and develop existing technology. In addition to the increase in absolute dollars, research and development expenses increased to 17% of revenue for the third quarter of 2014, up from 11% for the same quarter in 2013, as both expenses were higher and revenues were lower for the third quarter of 2014.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded an income tax provision of $962,000 for the third quarter of 2014 compared with $129,000 for the same quarter in 2013. This provision is primarily related to taxes on income generated by our Swiss subsidiary. The increase in the income tax provision for the third quarter of 2014 is primarily a result of higher Swiss income due to an increase in foreign exchange gains in the third quarter of 2014, as well as a $258,000 benefit recorded in the third quarter of 2013 related to the release of a tax reserve upon the expiration of a statute of limitations. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through September 30, 2014. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
At September 30, 2014, we have a cumulative valuation allowance recorded offsetting our worldwide net deferred tax assets of $59.5 million, of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
The Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013
Revenue	100%	100%
Cost of revenue	63%	61%
Gross profit	37%	39%
Operating expenses:
Selling, general and administrative	24%	21%
Research and development	14%	11%
Total operating expenses	38%	32%
Income (loss) from operations	(1)%	7%
Interest expense, net	1%	—%
Income (loss) from operations before income taxes	(2)%	7%
Income tax provision	1%	1%
Net income (loss)	(3)%	6%
Net loss reported for nine months ended September 30, 2014 was $4.2 million, or $0.14 per share, compared with net income of $9.2 million, or $0.32 per diluted share, in the same period one year ago. This decrease was primarily driven by a decrease in revenue of 14% to $133.7 million for nine months ended September 30, 2014 compared with revenue of $154.6 million in the same period of the prior year, and a decline in gross profit as a percent of revenue to 37%, compared with 39% in the same nine months of the prior year. Operating expenses increased 4% to $52.0 million for the nine months ended September 30, 2014 from $49.8 million in the same period of the prior year, primarily associated with headcount growth for sales and marketing and research and development.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Revenue	$133,668	100%	$154,555	100%	$(20,887)	(14)%
Cost of revenue	83,728	63%	93,636	61%	(9,908)	(11)%
Gross profit	$49,940	37%	$60,919	39%	$(10,979)	(18)%

Revenue. In the nine months ended September 30, 2014, revenue decreased 14% to $133.7 million, compared with $154.6 million in the same period one year ago. The decrease in revenue was influenced primarily by lower revenues for our ultracapacitor product line which decreased by 14% to $94.7 million in the first nine months of 2014 from $110.0 million in the same period in the prior year. This decline in revenues for our ultracapacitor products is primarily attributable to the recognition of $11.5 million in previously deferred ultracapacitor revenue, net of revenues deferred in the period, in the first nine months of 2013. This decline in revenue is also associated with reduced ultracapacitor sales in the Chinese hybrid transit vehicle market primarily related to the expiration of a Chinese government subsidy program for diesel-electric hybrid buses in the middle of 2013, which was replaced with a subsidy program for plug-in hybrid buses. Under the new subsidy program, plug-in hybrid bus manufacturers are incorporating our ultracapacitor products, for which demand has been lower to date than under the previous subsidy program for diesel-electric hybrid buses. This decline in revenues for the hybrid transit vehicle market was partially offset by increased revenues for the rail transit, wind energy, and automotive markets.
Revenues for our high voltage products decreased by $3.8 million to $30.5 million for the first nine months of 2014, compared with $34.3 million in the same period one year ago as we are currently experiencing reduced global demand for these products. Revenues for our microelectronics products, decreased by $1.8 million with total revenues of $8.4 million in the first nine months of 2014 compared with total revenues of $10.2 million for the first nine months of 2013. Microelectronics revenues were higher for the third quarter of 2013 than typical due to certain large sales associated with one-time programs, and have also trended down in recent quarters due to softening demand.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the nine months ended September 30, 2014 compared with the same period one year ago, revenue was positively impacted by $1.0 million.
Gross Profit. In the first nine months of 2014, gross profit decreased $11.0 million to $49.9 million compared with $60.9 million the first nine months of 2013. Of the decrease in gross profit in absolute dollars, $8.1 million related to a decrease in sales, and $2.8 million related to an increase in product costs, primarily associated with the opening of our new manufacturing facility in Peoria, Arizona, as well as provisions taken for certain excess or obsolete inventory items.
As a percentage of revenue, gross profit margin decreased to 37% for the first nine months of 2014 compared with 39% in the same period one year ago. This decrease in gross profit as a percentage of revenue was primarily related to higher per unit costs associated with lower production volume and higher production costs associated with our new manufacturing facility, as noted above.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for first nine months of 2014 and 2013 (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$32,706	24%	$32,945	21%	$(239)	(1)%
Selling, general and administrative expenses were 24% of revenue for the first nine months of 2014, up from 21% in the same period one year ago, while total expenses decreased by $239,000, or 1%. Legal, audit, tax and consulting fees were higher by $4.9 million in the first nine months of 2013, mainly related to the audit committee's investigation, our internal review and the restatement of previously issued financial statements. This impact was offset by an increase in labor expenses of $2.5 million in the first nine months of 2014 compared with 2013, of which $2.1 million related to additional headcount for sales and marketing and $411,000 related to equity grants for our new chief executive officer and severance payments for our departing chief operating officer. Additionally, recruiting expenses increased by $386,000 primarily due to the search for our new chief executive officer and additional staff for our San Diego and Asia facilities. In addition, travel expenses increased by $559,000 mainly related to customer relations and sales efforts, and information technology and facilities expenses increased by a total of $251,000 in support of the increase in headcount. Further, advertising and promotion expenses increased by $320,000, mainly related to an increased focus on advertising for our newer engine starting product. Despite the decline in absolute dollars, selling, general and administrative expenses increased to 24% of revenue for the first nine months of 2014, up from 21% for the same period in 2013, as a result of the lower revenues for the first nine months of 2014.

Research and Development Expense
The following table presents research and development expense for the first nine months of 2014 and 2013 (in thousands, except percentages):

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$19,317	14%	$16,851	11%	$2,466	15%
Research and development expenses were 14% of revenue for the first nine months of 2014, up from 11% in the same period one year ago, while total expenses increased by $2.5 million, or 15%. The increase in absolute dollars was primarily driven by an increase of $1.5 million in labor expenses related to increased headcount to support efforts to improve manufacturing processes and to develop and enhance products. Further, information technology and facilities expenses increased by a total of $658,000 in support of the increase in headcount, and travel expenses increased by $190,000 mainly related to customer requirements research. In addition to the increase in absolute dollars, research and development expenses increased to 14% of revenue for the first nine months of 2014, up from 11% for the same period in 2013, as both expenses were higher and revenues were lower for the first nine months of 2014.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded an income tax provision of $1.9 million for the first nine months of 2014 compared with $1.8 million for the same period in 2013. This provision is primarily related to taxes on income generated by our Swiss subsidiary. Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through September 30, 2014. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
At September 30, 2014, we have a cumulative valuation allowance recorded offsetting our worldwide net deferred tax assets of $59.5 million, of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended September 30,
	2014	2013
Total cash provided by (used in):
Operating activities	$6,251	$24,066
Investing activities	(5,195)	(14,016)
Financing activities	3,096	(2,799)
Effect of exchange rate changes on cash and cash equivalents	(4,001)	1,057
Increase in cash and cash equivalents	$151	$8,308
Net cash provided by operating activities was $6.3 million for the nine months ended September 30, 2014. Operating cash flows related primarily to a net loss of $4.2 million, which included non-cash charges of $12.5 million. In addition, there was an increase in inventories of $8.2 million, which was partially offset by an increase in accounts payable and accrued liabilities of $4.9 million, and an increase in deferred revenue and customer deposits of $2.2 million. The increase in inventories primarily relates to the build-up of inventory to meet anticipated demand in the next two quarters. The increase in accounts payable and accrued liabilities is primarily the result of the increase in inventories as well as the timing of payments at the end of the quarter.
The decrease in operating cash flows for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 relates primarily to the net loss of $4.2 million for the nine months ended September 30, 2014 along with non-cash charges of $12.5 million, versus net income of $9.2 million, with non-cash charges of $10.9 million for the nine months ended September 30, 2013. In addition, there was an increase in accounts receivable of $1.3 million in the nine months ended September 30, 2014 as compared with a decrease of $4.1 million in the same period in the prior year. Also, inventory increased $8.2 million for the nine months ended September 30, 2014, compared with an increase of only $2.2 million in the same period in 2013.
Net cash used in investing activities was $5.2 million and $14.0 million for the nine months ended September 30, 2014 and 2013, respectively, and related primarily to capital expenditures. Capital expenditures in the nine months ended September 30, 2014 and 2013 were primarily focused on investments in increased production capacity, including equipment for our manufacturing facility in San Diego, California, our contract manufacturing operations in Shenzhen, China, and our new manufacturing facility in Peoria, Arizona, as well as investments in our corporate research and development center in San Diego, California. In addition, we had an increase in restricted cash of $2.3 million in the nine months ended September 30, 2013 related to a standby letter of credit that provided financial assurance for contractual obligations.
Net cash provided by financing activities was $3.1 million for the nine months ended September 30, 2014, compared with $2.8 million used in financing activities for the same period in 2013. Net cash provided by financing activities in the nine months ended September 30, 2014 primarily resulted from net proceeds on short term borrowings of $1.7 million and cash proceeds from our stock-based compensation plans of $1.4 million. Net cash used in financing activities in the nine months ended September 30, 2013 primarily resulted from net payments on long term and short term borrowings of $1.3 million, and an increase in restricted cash of $1.8 million related to a compensating balance with the bank as collateral for the forbearance agreement.
Liquidity
As of September 30, 2014, we had approximately $30.8 million in cash and cash equivalents, and working capital of $62.3 million. We have a credit facility providing for a $10.0 million revolving line of credit, of which $3.0 million has been drawn upon and is outstanding as of September 30, 2014. Based upon the events of default discussed below, the bank's obligation to extend any further credit has ceased and terminated. We currently owe $1.0 million under the equipment term loan provided by the same credit facility.
As of September 30, 2014, the amount of cash and short-term investments held by foreign subsidiaries was $28.2 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay taxes to repatriate these funds at a rate of approximately 5%. We intend to permanently reinvest earnings of our foreign subsidiaries.
On June 3, 2014, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to $125 million of our common stock, warrants, debt securities or units. To date, we have not raised any funds under this shelf registration statement. In the future, we may decide to supplement existing cash and planned cash flow from operations by borrowing additional funds or by issuing additional debt or equity.

Credit Facility
In December 2011, we obtained a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Credit Facility”). As amended, the Revolving line of Credit was available up to a maximum of $10.0 million. In general, amounts borrowed under the Credit Facility are secured by a lien on all of our assets other than our intellectual property. In addition, under the credit agreement, as amended, we are required to pledge 100% of our equity interests in our Swiss subsidiary. We have also agreed not to encumber any of our intellectual property. The agreement contains certain restrictive covenants that limit our ability to, amongst other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on our property; (iii) enter into a merger or similar transaction; (iv) invest in another entity; (v) declare or pay dividends; and (vi) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that we are in violation of any of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that we must meet during the term of the credit agreement, as amended, include quarterly minimum liquidity ratios, minimum cash requirements and net loss targets. Borrowings under the Credit Facility bear interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. Further, we incur an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit.
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
On August 29, 2014, we entered into an amendment to the Credit Facility with the bank where any existing defaults were waived. Under the amendment, the financial covenants that we must meet during the term of the credit agreement were revised to include quarterly minimum liquidity ratios, minimum cash requirements and net loss targets.
As of September 30, 2014, the Company was not in compliance with the financial covenant pertaining to the requirement to maintain a quarterly minimum liquidity ratio. As a result of this noncompliance, the bank's obligation to extend any further credit has ceased and terminated and the outstanding debt balance is immediately callable by the bank.
As of September 30, 2014, $1.0 million was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of September 30, 2014). If the bank does not exercise its right to accelerate repayment, under the original terms of the Credit Facility, principal and interest under the Equipment Term Loan are payable in 36 equal monthly installments such that the Equipment Term Loan is fully repaid by the maturity date of April 30, 2015, but may be prepaid in whole or in part at any time. As of September 30, 2014, $3.0 million was outstanding under the Revolving Line of Credit and the applicable interest rate was LIBOR plus 2.25% (2.5% as of September 30, 2014). If the bank does not exercise its right to accelerate repayment, under the amended terms of the Credit Facility, the amount outstanding under the Revolving Line of Credit is scheduled to be repaid by February 28, 2015.
Short-term and Long-term Borrowings
Short-term borrowings
Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.1 million as of September 30, 2014) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 1.6%. Borrowings under the short-term loan agreement are unsecured and as of September 30, 2014 and December 31, 2013, the full amount of the loan was drawn.
Maxwell SA also has a 2.0 million Swiss Franc-denominated (approximately $2.1 million as of September 30, 2014) credit agreement with a Swiss bank, which renews annually and bears interest at 1.7%. Borrowings under the credit agreement are unsecured and as of September 30, 2014 and December 31, 2013, the full amount available under the credit line was drawn.
Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.0 million as of September 30, 2014) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of September 30, 2014 and December 31, 2013, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.

Long-term borrowings
The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 1.9% to 5.1%. At September 30, 2014 and December 31, 2013, $110,000 and $179,000, respectively, was outstanding under these financing agreements.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.
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

Foreign Currency Risk
Our primary foreign currency exposure is related to our subsidiary in Switzerland, Maxwell SA. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. As of September 30, 2014, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% on the foreign currency forward contracts would result in a hypothetical loss of $3.6 million, however, considering the offsetting impact of such a theoretical change in exchange rates on the underlying assets and liabilities being hedged, the hypothetical loss is only $14,000, which would be recorded in income from continuing operations in the consolidated statement of operations. For local currency debt carried by our Swiss subsidiary, the impact of a hypothetical 10% detrimental change in foreign currency exchange rates would result in a hypothetical loss of $596,000, which would be recorded in accumulated other comprehensive income on the consolidated balance sheet.
Interest Rate Risk
At September 30, 2014, we had approximately $9.3 million in debt, $44,000 of which is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet and statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $93,000 effect on interest expense.
Fair Value Risk
We had a net pension asset of $10.6 million at September 30, 2014 and December 31, 2013. As of the last fair value measurement date of December 31, 2013, the net pension asset included plan assets with a fair value of $43.1 million. The plan assets consisted of 57% debt and equity securities, 40% real estate and 3% of cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2, 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

Exhibit Number	Description of Document

10.34	Sixth Amendment to Credit Note dated August 29, 2014, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

10.35	Fifth Amended and Restated Revolving Credit Note dated August 29, 2014, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. *

_________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	October 23, 2014	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	October 23, 2014	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer, Treasurer and Secretary