Form 10-Q
period 2015-03-31
MAXWELL TECHNOLOGIES INC
filed 2015-04-23
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of April 21, 2015 is 29,947,311 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2015

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2015, and the condensed consolidated statements of operations, statements of comprehensive income (loss) and statements of cash flows for the three months ended March 31, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
The following condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
In addition, operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2015.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$23,101	$24,732
Trade and other accounts receivable, net of allowance for doubtful accounts of $145 and $143, at March 31, 2015 and December 31, 2014, respectively	32,174	43,698
Inventories, net	43,238	44,856
Prepaid expenses and other current assets	2,126	2,426
Total current assets	100,639	115,712
Property and equipment, net	37,913	39,223
Goodwill	24,068	23,599
Pension asset	7,756	7,362
Other non-current assets	644	704
Total assets	$171,020	$186,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,930	$27,011
Accrued employee compensation	8,032	9,348
Deferred revenue and customer deposits	1,235	703
Short-term borrowings and current portion of long-term debt	15,245	15,549
Deferred tax liability	1,129	1,111
Total current liabilities	43,571	53,722
Deferred tax liability, long-term	3,352	3,304
Long-term debt, excluding current portion	12	20
Other long-term liabilities	2,503	2,601
Total liabilities	49,438	59,647
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 29,947 and 29,846 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,992	2,982
Additional paid-in capital	278,624	277,314
Accumulated deficit	(167,407)	(158,066)
Accumulated other comprehensive income	7,373	4,723
Total stockholders’ equity	121,582	126,953
Total liabilities and stockholders’ equity	$171,020	$186,600
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$34,670	$46,001
Cost of revenue	24,284	28,131
Gross profit	10,386	17,870
Operating expenses:
Selling, general and administrative	11,368	10,939
Research and development	7,918	6,171
Total operating expenses	19,286	17,110
Income (loss) from operations	(8,900)	760
Interest expense, net	89	39
Amortization of debt discount and prepaid debt costs	5	5
Income (loss) from operations before income taxes	(8,994)	716
Income tax provision	347	397
Net income (loss)	$(9,341)	$319
Net income (loss) per share:
Basic	$(0.32)	$0.01
Diluted	$(0.32)	$0.01
Weighted average common shares outstanding:
Basic	29,445	29,047
Diluted	29,445	29,216
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2015	2014
Net income (loss)	$(9,341)	$319
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,613	849
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax benefit of $2 and $0 for the three months ended March 31, 2015 and 2014, respectively	9	—
Amortization of prior service cost, net of tax benefit of $7 and $7 for the three months ended March 31, 2015 and 2014, respectively	28	29
Other comprehensive income (loss), net of tax	2,650	878
Comprehensive income (loss)	$(6,691)	$1,197
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(9,341)	$319
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,824	2,614
Amortization of intangible assets	51	51
Amortization of debt discount and prepaid debt costs	5	5
Pension cost (benefit)	(20)	(26)
Stock-based compensation expense	839	755
Unrealized loss (gain) on foreign currency exchange rates	287	—
Provision for (recovery of) losses on accounts receivable	(9)	16
Provision for losses on inventory	94	310
Provision for warranties	202	374
Changes in operating assets and liabilities:
Trade and other accounts receivable	11,662	(7,711)
Inventories	1,622	(531)
Prepaid expenses and other assets	330	(32)
Pension asset	(168)	(187)
Accounts payable and accrued liabilities	(8,246)	2,168
Deferred revenue and customer deposits	533	2,060
Accrued employee compensation	(1,333)	(200)
Other long-term liabilities	(109)	273
Net cash provided by (used in) operating activities	(777)	258
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,275)	(1,985)
Net cash used in investing activities	(1,275)	(1,985)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(3,378)	(3,743)
Proceeds from long-term and short-term borrowings	2,946	6,292
Proceeds from issuance of common stock under equity compensation plans	482	630
Restricted cash - compensating balance	—	(1,000)
Net cash provided by financing activities	50	2,179
Increase (decrease) in cash and cash equivalents	(2,002)	452
Effect of exchange rate changes on cash and cash equivalents	371	486
Increase in cash and cash equivalents	(1,631)	938
Cash and cash equivalents, beginning of period	24,732	30,647
Cash and cash equivalents, end of period	$23,101	$31,585
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
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, has three manufacturing facilities located in San Diego, California; Rossens, Switzerland; and Peoria, Arizona. In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment, which is comprised of three product lines:

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
Valuation Allowance on Deferred Tax Asset
At March 31, 2015, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $64.2 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
Warranty Obligation
The Company provides warranties on all product sales. The majority of the Company’s warranties are for one to eight years in the normal course of business. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of March 31, 2015 and December 31, 2014, the accrued warranty liability included in "accounts payable and accrued liabilities" in the consolidated balance sheets was $823,000 and $716,000, respectively.
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
If the Company receives cash payment from the customer prior to the achievement of the revenue recognition criteria, the amount received from the customer is recorded as deferred revenue in the consolidated balance sheets. Total deferred revenue and customer deposits in the consolidated balance sheets as of March 31, 2015 and December 31, 2014 of $1.2 million and $703,000, respectively, relates to cash received from customers on sales for which the revenue recognition criteria had not been achieved, customer advances, as well as other less significant customer arrangements requiring the deferral of revenue.
Liquidity
As of March 31, 2015, the Company had approximately $23.1 million in cash and cash equivalents, and working capital of $57.1 million. The Company has a total of $15.3 million of debt outstanding as of March 31, 2015, of which $9.9 million is outstanding under a $10.0 million line of credit. The Company was not in compliance with certain financial covenants under this credit facility during the quarter ended March 31, 2015. On April 23, 2015, the Company entered into an amended credit agreement with the bank in which the bank agreed to waive the existing defaults, and to extend the term of the line of credit to June 15, 2015, subject to a modified cash requirements covenant.

In March 2015, the Company began working with a financial advisor to identify alternative debt financing arrangements that it anticipates would refinance its existing line of credit and provide additional liquidity resources. The Company expects that a new debt facility could be in place by mid-June 2015.
In addition, in June 2014, the Company filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to $125 million of its common stock, warrants, debt securities or units. On April 23, 2015, the Company entered into an equity offering sales agreement with Cowen and Company, LLC under which the Company may sell up to an aggregate of $10.0 million in shares of its common stock on the open market under this shelf registration statement which provides the Company with another flexible source to meet our liquidity needs.
In addition to arranging these financing sources, the Company is managing the use of cash through spending control measures, including limiting spending on lower priority business activities and projects and reducing or delaying planned capital expenditures as appropriate.
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

	Three Months Ended
	March 31,
	2015	2014
Numerator
Net income (loss)	$(9,341)	$319
Denominator
Weighted-average common shares outstanding	29,445	29,047
Effect of potentially dilutive securities:
Options to purchase common stock	—	76
Restricted stock awards	—	53
Restricted stock unit awards	—	38
Employee stock purchase plan	—	2
Weighted-average common shares outstanding, assuming dilution	29,445	29,216
Net income (loss) per share
Basic	$(0.32)	$0.01
Diluted	$(0.32)	$0.01
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Outstanding options to purchase common stock	897	413
Unvested restricted stock awards	361	323
Unvested restricted stock unit awards	825	—
Employee stock purchase plan awards	7	—

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
Note 2 – Balance Sheet Details (in thousands)
Inventories

	March 31, 2015	December 31, 2014

Raw materials and purchased parts	$24,157	$23,042
Work-in-process	2,831	2,522
Finished goods	20,017	23,311
Reserves	$(3,767)	$(4,019)
Total inventories	$43,238	$44,856
Goodwill
The change in the carrying amount of goodwill from December 31, 2014 to March 31, 2015 is as follows:

Balance at December 31, 2014	$23,599
Foreign currency translation adjustments	469
Balance at March 31, 2015	$24,068
Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2014	$8,359	$(3,636)	$4,723
Other comprehensive income before reclassification	2,613	—	2,613
Amounts reclassified from accumulated other comprehensive income	—	37	37	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the three months ended March 31, 2015	2,613	37	2,650
Balance as of March 31, 2015	$10,972	$(3,599)	$7,373

Note 3 – Credit Facility
In December 2011, the Company obtained a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Credit Facility”). As amended, the Revolving line of Credit is available up to a maximum of $10.0 million. In general, amounts borrowed under the Credit Facility are secured by a lien on all of the Company’s assets other than its intellectual property. In addition, under the credit agreement, as amended, the Company is required to pledge 100% of its equity interests in its Swiss subsidiary. The Company has also agreed not to encumber any of its intellectual property. The agreement contains certain restrictive covenants that limit the Company’s ability to, amongst other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on its property; (iii) enter into a merger or similar transaction; (iv) invest in another entity; (v) declare or pay dividends; and (vi) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that the Company is in violation of any of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that the Company was required to meet during the term of the credit agreement, as amended, included quarterly minimum liquidity ratios, minimum cash requirements and net loss targets. Borrowings under the Credit Facility bear interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at the Company's option subject to certain limitations. Further, the Company incurs an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit.
The Equipment Term Loan was available to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. During this period, the Company borrowed $5.0 million under the Equipment Term Loan. During 2014, the Company borrowed $9.9 million under the Revolving Line of Credit, and no other amounts have been borrowed to date under the Revolving Line of Credit.
For the quarter ended March 31, 2015, the Company was not in compliance with the financial covenants pertaining to the minimum cash requirements and the maximum net loss target. On April 23, 2015, the Company entered into an amended credit agreement in which the bank agreed to waive the existing defaults, and to extend the term of the Revolving Line of Credit to June 15, 2015 subject to a modified cash requirements covenant. Under the amendment, the Company is required to repay $1.9 million of the outstanding line of credit balance by April 30, 2015, which would bring outstanding borrowings under the line of credit down to $8.0 million.
As of March 31, 2015, $140,000 was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of March 31, 2015). Under the terms of the Credit Facility, the balance of the Equipment Term Loan is due in full by the maturity date of April 30, 2015. As of March 31, 2015, $9.9 million was outstanding under the Revolving Line of Credit and the applicable interest rate was LIBOR plus 2.25% (2.5% as of March 31, 2015). Under the amended terms of the Credit Facility, the Revolving Line of Credit is scheduled to expire on June 15, 2015.
Note 4 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of March 31, 2015, the financial instruments to which this topic applied were foreign currency forward contracts. As of March 31, 2015, the fair value of these foreign currency forward contracts was a liability of $329,000 which is recorded in “accounts payable and accrued liabilities" in the consolidated balance sheet. The fair value of these derivative instruments is measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC. All forward contracts as of March 31, 2015 have approximately a one-month original maturity term and mature on April 2, 2015 or May 5, 2015.
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
The net gains on foreign currency forward contracts included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$(50)	$5
Selling, general and administrative	814	61
Total gain	$764	$66
The net losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in cost of revenue and selling, general and administrative expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$133	$2
Selling, general and administrative	(1,224)	(356)
Total loss	$(1,091)	$(354)
As of March 31, 2015, the total notional amount of foreign currency forward contracts not designated as hedges was $14.2 million.
The following table presents gross amounts, amounts offset and net amounts presented in the condensed consolidated balance sheets for the Company's derivative instruments measured at fair value (in thousands):

	March 31, 2015	December 31, 2014
Gross amounts of recognized assets (liabilities)	$(443)	$(1,993)
Gross amounts offset in the condensed consolidated balance sheets	114	350
Net amount of recognized asset (liability) presented in the condensed consolidated balance sheets	$(329)	$(1,643)
The Company has the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. For additional information, refer to Note 4 – Fair Value Measurements.
Note 6 – Stock Plans
The Company has two active stock-based compensation plans as of March 31, 2015: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
Prior to 2011, the Company had issued stock options as the primary form of equity award to its employees. From 2011 to 2014, the Company granted restricted stock awards to employees as the primary form of equity award. In the second quarter of 2014, the Company began issuing restricted stock units to employees instead of restricted stock awards as the primary source of awards.
Beginning in the first quarter of 2015, executives receive three forms of equity awards, including stock options with time based vesting, restricted stock units with time based vesting and performance-based restricted stock units with vesting contingent on continued services and the achievement of specified financial performance targets. Non-executive employees receive restricted stock units with time-based vesting as the primary form of award.
It is typical for the Company to issue the majority of employee stock compensation grants in the first quarter of the year; other grants issued during the year are typically for new employees.
Stock Options
During the three months ended March 31, 2015, the Company granted 229,657 stock options which had an average grant date fair value per share of $7.33. No stock options were issued for the three months ended March 31, 2014. Compensation expense recognized for stock options for the three months ended March 31, 2015 and 2014 was $24,000 and a benefit of $2,000, respectively. The benefit from the three months ending March 31, 2014 is a result of forfeitures of previously issued options. The fair value of the stock options granted during three months ended March 31, 2015 was estimated using the Black-Scholes valuation model with the following assumptions:

Expected dividends	$—
Exercise price	$7.33
Expected volatility	61%
Average risk-free interest rate	1.61%
Expected life/term (in years)	5.0
Fair value per share	$3.68
Restricted Stock Awards
Beginning in the second quarter of 2014, the Company ceased granting restricted stock awards and began granting restricted stock units to employees as part of its annual equity incentive award program. During the three months ended March 31, 2014, the Company granted 255,600 shares under restricted stock awards which had an average grant date fair value per share of $14.20. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Service-based restricted stock awards	$420	$433
Performance-based restricted stock awards	7	6
Total compensation expense recognized for restricted stock awards	$427	$439

Restricted Stock Units
Non-employee director restricted stock units
Non-employee directors receive an annual restricted stock unit award, normally in February of each year, as part of their annual retainer compensation, which vests one year from the date of grant. Each restricted stock unit represents the right to receive one unrestricted share of the Company’s common stock upon vesting. During the three months ended March 31, 2015 and 2014, non-employee directors were granted a total of 81,949 and 65,891 restricted stock units, respectively, with an average grant date fair value per share of $7.26 and $9.03, respectively. Compensation expense recognized for non-employee director restricted stock units for the three months ended March 31, 2015 and 2014 was $130,000 and $176,000, respectively.
Employee restricted stock units
Beginning in the second quarter of 2014, the Company ceased granting restricted stock awards and began granting restricted stock units to employees as part of its annual equity incentive award program. Each restricted stock unit represents the right to receive one unrestricted share of the Company’s common stock upon vesting. During the three months ended March 31, 2015, the Company granted 587,997 restricted stock units to employees of which 397,040 were service-based restricted stock units vesting in equal installments over four years of continuous service with an average grant date value of $7.33 per share, and 190,957 were performance-based restricted stock units with vesting contingent on continued services and the achievement of specified financial targets with an average grant date fair value of $7.33 per share. There were no employee restricted stock units issued in three months ended March 31, 2014 and there was no employee restricted stock expense for that period.
The following table summarizes the amount of compensation expense recognized for employee restricted stock units for the three months ended March 31, 2015 (in thousands):

Three Months Ended
March 31,
2015
Service-based restricted stock units	$82
Performance-based restricted stock units	59
Market-condition restricted stock units	34
Total compensation expense recognized for employee restricted stock units	$175
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
Compensation expense recognized for the ESPP for the three months ended March 31, 2015 and March 31, 2014 was $83,000 and $142,000, respectively. The fair value of the ESPP shares for the three months ended March 31, 2015 and March 31, 2014 was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2015	2014
Expected dividends	$—	$—
Exercise price	$8.06	$7.77
Expected volatility	56%	82%
Risk-free interest rate	0.03%	0.04%
Expected life/term (in years)	0.25	0.25
Fair value per share	$2.10	$5.75

Stock-Based Compensation Expense
Compensation cost for restricted stock awards, restricted stock units, stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$206	$251
Selling, general and administrative	267	255
Research and development	366	249
Total stock-based compensation expense	$839	$755
Note 7 – Shelf Registration Statement
On June 3, 2014, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC") to, from time to time, sell up to an aggregate of $125 million of any combination of its common stock, warrants, debt securities or units. On June 30, 2014, the registration statement was declared effective by the SEC, which will allow the Company to access the capital markets for the three year period following this effective date. As of March 31, 2015, no securities have been issued under the Company's shelf registration statement. On April 23, 2015, the Company entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may sell, at its option, up to an aggregate of $10.0 million in shares of common stock through Cowen, as sales agent. The Company will pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of the Company’s common stock under the Sales Agreement.
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
Components of net periodic pension (benefit) cost are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Service cost	$242	$217
Interest cost	84	178
Expected return on plan assets	(392)	(457)
Prior service cost amortization	35	36
Deferred loss amortization	11	—
Net periodic pension cost (benefit)	$(20)	$(26)
Employer contributions of $166,000 and $196,000 were paid during the three months ended March 31, 2015 and 2014, respectively. Additional employer contributions of approximately $415,000 are expected to be paid during the remainder of fiscal 2015.
Note 9 – Legal Proceedings
Although the Company expects to incur significant legal fees in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal fees and therefore, such fees will be expensed in the period the legal services are performed.

FCPA Matter
As a result of being publicly traded in the U.S., the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or retaining business. Beginning in 2009, the Company conducted an internal review into payments made to its former independent sales agent in China with respect to sales of its high-voltage capacitor products produced by its Swiss subsidiary. In January 2011, the Company reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the FCPA and other securities laws violations. The Company paid the monetary penalties under these settlements in installments such that all monetary penalties were paid in full by January 2013. With respect to the DOJ charges, a judgment of dismissal was issued in the U.S. District Court for the Southern District of California on March 28, 2014.
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
Swiss Bribery Matter
In August 2013, the Company's Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office. At the end of the search, the Swiss federal prosecutor presented the Company with a listing of the materials gathered by the representatives and then removed the materials from its premises for keeping at the prosecutor’s office. Based upon the Company’s exposure to the case, the Company believes this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. During initial discussions, the Swiss prosecutor has acknowledged both the existence of the Company's DPA with the DOJ and its cooperation efforts thereunder, both of which should have a positive impact on discussions going forward. Additionally, other than the activities previously reviewed in conjunction with the SEC and DOJ matters under the FCPA, the Company has no reason to believe that additional facts or circumstances are under review by the Swiss authorities. In late March 2015, the Company was informed that the Swiss prosecutor intends to inform the parties in April 2015 as to whether the prosecutor’s office will bring charges or abandon the proceedings. At this stage in the investigation, the Company is currently unable to determine the extent to which it will be subject to fines in accordance with Swiss bribery laws and what additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Government Investigations
In early 2013, the Company voluntarily provided information to the United States Attorney's Office for the Southern District of California and the U.S. Securities and Exchange Commission related to its announcement that it intended to file restated financial statements for fiscal years 2011 and 2012. The Company is currently cooperating with the US authorities in connection with these investigations. At this stage, the Company cannot predict the ultimate outcome of this investigation or whether it will result in any loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.

Securities Class Action Matter
From March 13, 2013 through April 19, 2013, four purported shareholder class actions were filed in the United States District Court for the Southern District of California against the Company and certain of its current and former officers. All of these actions were consolidated by the Court on October 24, 2013 under the heading In re Maxwell Technologies, Inc., Securities Litigation. On January 16, 2014, the lead plaintiff filed a consolidated amended complaint, which alleged that during a purported class period of April 29, 2011 to March 19, 2013, defendants made false and misleading statements regarding its financial performance and business prospects and overstated the Company's reported revenue. The complaints purported to assert claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Defendants filed a motion to dismiss the complaint, which was granted on May 5, 2014 with leave to amend. Plaintiff filed an amended complaint on June 4, 2014, adding an additional claim for scheme liability under Section 10(b). Defendants again moved to dismiss on July 10, 2014. On October 6, 2014, the parties executed a stipulation of settlement, which included an all-in settlement value of $3.3 million. On November 3, 2014, the court granted preliminary approval of the settlement and, on February 16, 2015, granted final approval of the settlement. The settlement amount was paid by the Company’s directors’ and officers’ insurer. As of December 31, 2014, the Company had an accrued liability recorded of $3.3 million, included in “accounts payable and accrued liabilities,” and a corresponding receivable from its insurance carrier since it would cover this loss, included in “trade and other accounts receivable,”. As the Company’s insurance carrier paid the settlement amount during the quarter ended March 31, 2015, the Company removed the liability and associated receivable at this time.
Federal Shareholder Derivative Matter
On April 23, 2013 and May 7, 2013, two shareholder derivative actions were filed in the United States District Court for the Southern District of California, entitled Kienzle v. Schramm, et al., Case No. 13-cv-0966 (S.D. Cal. filed April 23, 2013) and Agrawal v. Cortes, et al., Case No. 13-cv-1084 (S.D. Cal. filed May 7, 2013). The complaints name as defendants certain of the Company's current and former officers and directors and names the Company as a nominal defendant. The complaints allege that the individual defendants caused or allowed the Company to issue false and misleading statements about its financial condition, operations, management, and internal controls and falsely represented that it maintained adequate controls. The complaints assert causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits seek unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits, and other compensation, attorneys' and experts' fees, and costs and expenses. On June 10, 2013, the parties jointly moved to consolidate the two actions. The court issued an order consolidating the two actions on October 30, 2013 under the heading In re Maxwell Technologies, Inc. Derivative Litigation. Plaintiffs filed a consolidated amended complaint on January 30, 2014. The Company and the individual defendants filed motions to dismiss the complaint. On May 28, 2014, the court granted with leave to amend the Company’s motion to dismiss for failure to make a demand before filing suit. Plaintiffs filed an amended complaint on July 11, 2014. The Company and individual defendants moved to dismiss on August 18, 2014. On September 19, 2014, the parties entered into a memorandum of understanding concerning settlement of this matter related to certain corporate governance reforms to be implemented and/or maintained by the Company; the parties did not agree on the legal fees to be paid to plaintiffs for the benefit conferred to the Company as a result of the corporate governance reforms. On December 10, 2014, the parties signed a stipulation of settlement; the legal fees to be paid to plaintiffs remained a contested matter. On January 6, 2015, the court granted preliminary approval of the settlement. Three of the plaintiffs firms have applied to the court for an award of legal fees and costs in the amount of approximately $1.3 million; in addition, one of the plaintiffs’ firms has separately sought fees of approximately $300,000, which it argues should be paid out of the approximately $1.3 million. On March 16, 2015, the court granted final approval of the settlement and dismissed this action. The Court deferred ruling on the fee applications pending a court-ordered settlement conference before a U.S. Magistrate Judge scheduled for May 2015. The Company cannot predict the result of the settlement conference or estimate the fee award that the Court will ultimately issue. The Company has proposed a fee award of $400,000 to 450,000; plaintiffs have demanded approximately $1.3 million. The Company believes that the fee award will be within the range of $400,000 to $1.3 million, but does not believe that a specific amount within this range represents a better estimate. Therefore, the Company has an accrued liability recorded for the low end of the estimated range of liability in the amount of $400,000, which is included in “accounts payable and accrued liabilities” as of March 31, 2015. As the Company’s insurance carrier would cover this potential settlement, the Company has a corresponding receivable from its insurance carrier recorded in the amount of $400,000, which is included in “trade and other accounts receivable”.
State Shareholder Derivative Matter
On April 11, 2013 and April 18, 2013, two shareholder derivative actions were filed in California Superior Court for the County of San Diego, entitled Warsh v. Schramm, et al., Case No. 37-2013-00043884 (San Diego Sup. Ct. filed April 11, 2013) and Neville v. Cortes, et al., Case No. 37-2013-00044911-CU-BT-CTL (San Diego Sup. Ct. filed April 18, 2013). The complaints name as defendants certain of the Company's current and former officers and directors as well as its former auditor McGladrey LLP. The Company is named as a nominal defendant. The complaints allege that the individual defendants made or caused the Company to make false and/or misleading statements regarding its financial condition, and failed to disclose material adverse facts about its business, operations and prospects. The complaints assert causes of action for breaches of fiduciary duty for disseminating false and misleading information, failing to maintain internal controls, and failing to properly oversee and manage the Company, as well as for unjust enrichment, abuse of control, gross mismanagement, professional negligence and accounting malpractice, and aiding and abetting breaches of fiduciary duty. The lawsuits seek unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits and other compensation, attorneys' and experts' fees, and costs and expenses. On May 7, 2013, the court consolidated the two actions. On July 2, 2013, the Company filed a motion to stay the actions pending resolution of the federal derivative actions, which the state court granted on November 1, 2013. Pursuant to the stipulation of settlement in the federal shareholder derivative matter, the state plaintiffs will seek dismissal with prejudice of the state actions.
Shareholder Inspection Letter
On April 9, 2013, Stephen Neville, a purported shareholder of the Company, sent a letter to the Company seeking to inspect its books and records pursuant to California Corporations Code Section 1601. The demand sought inspection of documents related to the Company's March 7, 2013 announcement that it would be restating its previously-issued financial statements for 2011 and 2012, board minutes and committee materials, and other documents related to its board or management discussions regarding revenue recognition from January 1, 2011 to the present. The Company responded by letters dated April 19 and 23, 2013, explaining why it believed that the demand did not appear to be proper. Pursuant to the stipulation of settlement in the federal shareholder derivative matter, the shareholder will seek dismissal of all proceedings concerning this inspection letter.

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
For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A, of this document and Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Three Months Ended March 31, 2015

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Off Balance Sheet Arrangements
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
In the first quarter of 2015, revenues were $34.7 million, representing an overall decrease of 25% compared with $46.0 million in the same period one year ago. The decrease is primarily attributable to lower revenue for our ultracapacitor products, for which revenue decreased by 31% to $21.9 million in the first quarter of 2015 from $32.0 million in the first quarter of 2014.
Revenues for our high voltage capacitor products increased to $10.7 million for the first quarter of 2015 compared with $10.1 million for the same period in the prior year. Revenues for our microelectronics products decreased by $1.8 million to $2.1 million for the first quarter of 2015 compared with $3.9 million for the same period in 2014, as revenue for this product line can vary widely based on the timing of governmental and commercial programs incorporating our products.
Overall gross profit margin during the quarter decreased to 30% compared with 39% in the first quarter of 2014, primarily related to pricing changes in our ultracapacitor products as a result of competition in the Chinese hybrid transit vehicle market. Operating expenses in the first quarter of 2015 increased to 56% of revenue, compared with 37% of revenue in the same period one year ago, associated with both the decline in revenues as well as a $2.2 million increase in operating expenses in absolute dollars.
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
More recently, we are beginning to experience significant competition and pricing pressure in the Chinese hybrid transit vehicle market, which has historically represented a significant portion of our sales, mainly as a result of increased competition from local Chinese and other competitors. In the first quarter of 2015 we reduced our pricing and margins for the products sold in this market in order to remain competitive. We remain focused on reducing the cost of producing our ultracapacitors in order to offset in part the lower prices we are now offering in this particular market. However, initially, our cost reduction efforts are not expected to fully offset the impact of these lower prices.
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
Highlights of Three Months Ended March 31, 2015
During the three months ended March 31, 2015, we continued to focus on introducing new products, winning new customers, new product applications, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes. Some of these efforts are described below:

•
In February, we announced that we signed an agreement with Purkeys, an electrical systems solutions provider for the trucking industry, for distribution of Maxwell's ultracapacitor-based Engine Start Module (ESM) product line to the North American heavy duty trucking industry.

•
Also in February, we announced that Freqcon GmbH, a German developer and distributor of renewable energy systems, has deployed an energy storage system for the Tallaght Smart Grid Testbed in Ireland that uses Maxwell ultracapacitors and lithium-ion batteries to support grid stability in both residential and industrial settings.

•
In March, we announced that our ultracapacitor-based Engine Start Module (ESM) will be offered as a factory-installed option on new Kenworth T680 and T880 trucks. Kenworth is the first original equipment manufacturer to offer Maxwell's ESM as a factory-installed option.

Results of Operations
The Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended
	March 31,
	2015	2014
Revenue	100%	100%
Cost of revenue	70%	61%
Gross profit	30%	39%
Operating expenses:
Selling, general and administrative	33%	24%
Research and development	23%	13%
Total operating expenses	56%	37%
Income (loss) from operations	(26)%	2%
Interest expense, net	—%	—%
Income (loss) from operations before income taxes	(26)%	2%
Income tax provision	1%	1%
Net income (loss)	(27)%	1%
Net loss reported for the three months ended March 31, 2015 was $9.3 million, or $0.32 per share, compared with net income of $0.3 million, or $0.01 per diluted share, in the same quarter one year ago. This decrease was primarily driven by a decrease in revenue of 25% to $34.7 million for the three months ended March 31, 2015 compared with $46.0 million for the same period of the prior year, and a decline in gross profit as a percent of revenue to 30%, compared with 39% in the same quarter of the prior year. Additionally, operating expenses increased 13% to $19.3 million for the three months ended March 31, 2015 from $17.1 million in the same period of the prior year, primarily associated with headcount growth during 2014 for sales and marketing and research and development.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended March 31, 2015 and 2014 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	March 31, 2015		March 31, 2014
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Revenue	$34,670	100%	$46,001	100%	$(11,331)	(25)%
Cost of revenue	24,284	70%	28,131	61%	(3,847)	(14)%
Gross profit	$10,386	30%	$17,870	39%	$(7,484)	(42)%
Revenue. In the first quarter of 2015, revenue decreased 25% to $34.7 million, compared with $46.0 million in the same quarter one year ago. The decrease in revenue was influenced primarily by lower revenues for our ultracapacitor product line which decreased by 31% to $21.9 million in the first quarter of 2015 from $32.0 million in the first quarter of 2014. Of the decline in ultracapacitor product revenues, approximately $2.2 million was associated with changes in prices, namely, a decline in the price of our ultracapacitor products sold into the Chinese hybrid bus market as a result of recent price competition, and approximately $7.9 million is associated with a decline in the volume of ultracapacitor sales as well as a change in the mix of products sold.
Revenues for our high voltage products increased by $539,000 to $10.7 million for the first quarter of 2015, compared with $10.1 million for the same quarter one year ago. Revenues for our microelectronics products decreased by $1.8 million to $2.1 million for the first quarter of 2015 compared with $3.9 million for the first quarter of 2014 as revenue for this product line can vary widely based on the timing of governmental and commercial programs incorporating our products.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the quarter ended March 31, 2015 compared with the same period one year ago, revenue was negatively impacted by $895,000.
Gross Profit. In the first quarter of 2015, gross profit decreased $7.5 million or 42% to $10.4 million compared with $17.9 million in the first quarter of 2014. As a percentage of revenue, gross profit margin decreased to 30% in the first quarter of 2015 compared with 39% in the same quarter one year ago. This decrease in gross profit as a percentage of revenue was primarily due to lower overall sales volumes for our ultracapacitor and microelectronics products, as well as a reduction in the pricing for our ultracapacitor products sold in the hybrid transit vehicle market, as discussed above. Of the decrease in gross profit in absolute dollars, approximately $3.4 million was due to a decline in ultracapacitor and microelectronic products sales volume, and approximately $2.2 million was associated with the decrease in prices for our ultracapacitor products sold into the Chinese hybrid bus market. The remaining decline in gross profit in absolute dollars was associated with other shifts in volume, pricing and costs.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the first quarter of 2015 and 2014 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	March 31, 2015		March 31, 2014
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Selling, general and administrative	$11,368	33%	$10,939	24%	$429	4%
Selling, general and administrative expenses were 33% of revenue for the first quarter of 2015, up from 24% in the same quarter in 2014, while total expenses increased by $429,000, or 4%. The increase in absolute dollars was primarily attributable to an increase in labor expenses of $482,000 in the first quarter of 2015, compared with the same quarter one year ago. These increased costs were related to additional sales and marketing personnel added in 2014. Selling, general and administrative expenses increased to 33% of revenue for the first quarter of 2015, up from 24% for the same quarter in 2014, as expenses were higher and revenues were lower for the first quarter of 2015.
Research and Development Expense
The following table presents research and development expense for the first quarter of 2015 and 2014 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	March 31, 2015		March 31, 2014
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$7,918	23%	$6,171	13%	$1,747	28%
Research and development expenses were 23% of revenue for the first quarter of 2015, up from 13% in the same quarter in 2014, while total expenses increased by $1.7 million. The increase in absolute dollars was primarily a result of an increase of $524,000 in labor expenses and an increase of $326,000 in contracted research and development services to support efforts to improve manufacturing processes and to develop and enhance products. In addition research and development costs for the three months ended March 31, 2015 include $542,000 for product evaluation units used to support a grid energy storage demonstration project. In addition to the increase in absolute dollars, research and development expenses increased to 23% of revenue for the first quarter of 2015, up from 13% for the same quarter in 2014, as expenses were higher and revenues were lower for the first quarter of 2015.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded an income tax provision of $347,000 for the first quarter of 2015 compared with $397,000 for the same quarter in 2014. These provisions are primarily related to income generated by our Swiss subsidiary. As a result of changes in business circumstances in the fourth quarter of 2014, we changed our estimate of the amount of foreign earnings considered permanently reinvested. Therefore, during the quarter ended December 31, 2014, we recorded a $1.6 million deferred tax expense associated with a portion of the unremitted earnings of a foreign subsidiary that are not considered permanently reinvested. In the event that we actually repatriate any of these foreign earnings, withholding tax would be payable.

At March 31, 2015, we have a cumulative valuation allowance of $64.2 million offsetting our worldwide net deferred tax assets of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Total cash provided by (used in):
Operating activities	$(777)	$258
Investing activities	(1,275)	(1,985)
Financing activities	50	2,179
Effect of exchange rate changes on cash and cash equivalents	371	486
Increase in cash and cash equivalents	$(1,631)	$938
Net cash used in operating activities was $777,000 for the three months ended March 31, 2015. Cash used in operations relates primarily to the net loss of $9.3 million, which includes non-cash charges of $4.3 million. In addition there was a decrease in accounts receivable of $11.7 million, and a decrease in accounts payable and accrued liabilities of $8.2 million for the three months ended March 31, 2015. The decrease in accounts receivable is primarily due to strong sales near the end of the fourth quarter of 2014 which were largely collected in the first quarter of 2015, while sales in the first quarter of 2015 were relatively low. The decrease in accounts payable and accrued liabilities is primarily the result of lower production volumes as well as the timing of vendor payments.
The decrease in operating cash flows for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 relates primarily to the net loss of $9.3 million for the three months ended March 31, 2015 along with non-cash charges of $4.3 million, versus net income of $319,000 with non-cash charges of $4.1 million for the three months ended March 31, 2014. In addition, there was a decrease in accounts receivable of $11.7 million in the three months ended March 31, 2015 as compared with an increase of $7.7 million in the same period in the prior year. Also, accounts payable and accrued liabilities decreased $8.2 million for the three months ended March 31, 2015, compared with an increase of $2.2 million in the same period in 2014.
Net cash used in investing activities was $1.3 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively, and related primarily to capital expenditures. Capital expenditures in the three months ended March 31, 2015 were primarily focused on investments in our manufacturing operations as well as investments in information technology infrastructure. Capital expenditures in the three months ended March 31, 2014 were primarily focused on investments in increased production capacity, including equipment for our manufacturing facility in San Diego, California, our contract manufacturing operations in Shenzhen, China, and our new manufacturing facility in Peoria, Arizona.
Net cash provided by financing activities was $50,000 for the three months ended March 31, 2015, compared with $2.2 million provided by financing activities for the same period in 2014. Net cash provided by financing activities in the three months ended March 31, 2015 primarily resulted from cash proceeds from our stock-based compensation plans of $482,000 offset by net payments on long term and short term borrowings of $432,000. Net cash provided by financing activities in the three months ended March 31, 2014 primarily resulted from net proceeds from short term borrowings of $2.5 million and cash proceeds from our stock-based compensation plans of $630,000, offset by an increase in restricted cash of $1.0 million related to a compensating balance with the bank as collateral for outstanding debt obligations agreement.

Liquidity
As of March 31, 2015, we had approximately $23.1 million in cash and cash equivalents, and working capital of $57.2 million. We have a total of $15.3 million of debt outstanding as of March 31, 2015, of which $9.9 million is outstanding under a $10.0 million line of credit. We were not in compliance with certain financial covenants under this credit facility during the quarter ended March 31, 2015, including the minimum cash requirements and the maximum net loss covenants. On April 23, 2015, we entered into an amended credit agreement with the bank in which the bank agreed to waive the existing defaults , and to extend the term of the line of credit to June 15, 2015 under a modified cash requirements covenant. Under the amendment, we are required to repay $1.9 million of the outstanding line of credit balance by April 30, 2015, which would bring outstanding borrowings under the line of credit down to $8.0 million.
In March 2015, we began working with a financial advisor to identify alternative debt financing arrangements that we anticipate would refinance our existing line of credit and provide additional liquidity resources. We expect that a new debt facility could be in place by mid-June 2015.
In addition, in June 2014, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to $125 million of our common stock, warrants, debt securities or units. On April 23, 2015, we entered into an equity offering sales agreement with Cowen and Company, LLC under which we may sell up to an aggregate of $10.0 million in of our common stock on the open market under this shelf registration statement which provides us with another flexible source to meet our liquidity needs.
In addition to arranging these financing sources, the Company is managing the use of cash through spending control measures, including limiting spending on lower priority business activities and projects and reducing or delaying planned capital expenditures as appropriate.
As of March 31, 2015, the amount of cash and short-term investments held by foreign subsidiaries was $17.3 million. If these funds are needed for our operations in the U.S. in the future, we may be required to accrue and pay taxes to repatriate these funds at a rate of approximately 5%.

Credit Facility
In December 2011, we obtained a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Credit Facility”). As amended, the Revolving line of Credit is available up to a maximum of $10.0 million. In general, amounts borrowed under the Credit Facility are secured by a lien on all of our assets other than our intellectual property. In addition, under the credit agreement, as amended, we are required to pledge 100% of our equity interests in our Swiss subsidiary. We have also agreed not to encumber any of our intellectual property. The agreement contains certain restrictive covenants that limit our ability to, amongst other things; (i) incur additional indebtedness or guarantees; (ii) create liens or other encumbrances on our property; (iii) enter into a merger or similar transaction; (iv) invest in another entity; (v) declare or pay dividends; and (vi) invest in fixed assets in excess of a defined dollar amount. Repayment of amounts owed pursuant to the Credit Facility may be accelerated in the event that we are in violation of any of the representations, warranties and covenants made in the credit agreement, including certain financial covenants. The financial covenants that we were required to meet during the term of the credit agreement, as amended, included quarterly minimum liquidity ratios, minimum cash requirements and net loss targets. Borrowings under the Credit Facility bear interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. Further, we incur an unused commitment fee, payable quarterly, equal to 0.25% per annum of the average daily unused amount of the Revolving Line of Credit.
The Equipment Term Loan was available to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. During this period, we borrowed $5.0 million under the Equipment Term Loan. During 2014, we borrowed $9.9 million under the Revolving Line of Credit, and no other amounts have been borrowed to date under the Revolving Line of Credit.
For the quarter ended March 31, 2015, we were not in compliance with the financial covenant pertaining to the minimum cash requirements or the net loss targets. On April 23, 2015, we entered into an amended credit agreement with the bank in which the bank agreed to waive the existing defaults, and to extend the term of the Revolving Line of Credit to June 15, 2015, subject to a modified cash requirements covenant. Under the amendment, we are required to repay $1.9 million of the outstanding Revolving Line of Credit balance by April 30, 2015, which would bring outstanding borrowings under the line of credit down to $8.0 million.

As of March 31, 2015, $140,000 was outstanding under the Equipment Term Loan and the applicable interest rate was LIBOR plus 2.25% (2.5% as of March 31, 2015). Under the terms of the Credit Facility, the balance of the Equipment Term Loan is due in full by the maturity date of April 30, 2015. As of March 31, 2015, $9.9 million was outstanding under the Revolving Line of Credit and the applicable interest rate was LIBOR plus 2.25% (2.5% as of March 31, 2015). The amount outstanding under the Revolving Line of Credit is scheduled to expire on June 15, 2015.
Short-term and Long-term Borrowings
Short-term borrowings
Maxwell’s Swiss subsidiary, Maxwell SA, has a 3.0 million Swiss Franc-denominated (approximately $3.1 million as of March 31, 2015) credit agreement with a Swiss bank, which renews semi-annually and bears interest at 1.6%. Borrowings under the short-term loan agreement are unsecured and as of March 31, 2015 and December 31, 2014, the full amount of the loan was drawn.
Maxwell SA also has a 2.0 million Swiss Franc-denominated (approximately $2.1 million as of March 31, 2015) credit agreement with a Swiss bank, which renews annually and bears interest at 1.7%. Borrowings under the credit agreement are unsecured and as of March 31, 2015 and December 31, 2014, the full amount available under the credit line was drawn.
Maxwell SA also has a 1.0 million Swiss Franc-denominated (approximately $1.0 million as of March 31, 2015) credit agreement with another Swiss bank, and the available balance of the line can be withdrawn or reduced by the bank at any time. As of March 31, 2015 and December 31, 2014, no amounts were drawn under the credit line. Interest rates applicable to any draws on the line will be determined at the time of draw.
Long-term borrowings
The Company has various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 1.9% to 5.1%. At March 31, 2015 and December 31, 2014, $76,000 and $82,000 respectively, was outstanding under these financing agreements.
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
Foreign Currency Risk
Our primary foreign currency exposure is related to our subsidiary in Switzerland, Maxwell SA. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. As of March 31, 2015, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% on the foreign currency forward contracts would result in a hypothetical loss of $2.1 million, however, considering the offsetting impact of such a theoretical change in exchange rates on the underlying assets and liabilities being hedged, the hypothetical loss is only $16,000, which would be recorded in income from continuing operations in the consolidated statement of operations. For local currency debt carried by our Swiss subsidiary, the impact of a hypothetical 10% detrimental change in foreign currency exchange rates would result in a hypothetical loss of $581,000, which would be recorded in accumulated other comprehensive income on the consolidated balance sheet.
Interest Rate Risk
At March 31, 2015, we had approximately $15.3 million in debt, $12,000 of which is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet and statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $153,000 effect on interest expense.
Fair Value Risk
We had a net pension asset of $7.8 million at March 31, 2015 and $7.4 million at December 31, 2014. As of the last fair value measurement date of December 31, 2014, the net pension asset included plan assets with a fair value of $40.4 million. The plan assets consisted of 55% debt and equity securities, 40% real estate and 5% of cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which are incorporated herein by reference.
Item 2, 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

Exhibit Number	Description of Document

10.38	Eighth Amendment to Credit Note dated February 27, 2015, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

10.39	Sixth Amended and Restated Revolving Credit Note dated February 27, 2015, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

10.40	Second Amendment to Security Agreement February 27, 2015, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

10.41	Ninth Amendment to Credit Note dated April 23, 2015, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. *

_________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	April 23, 2015	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	April 23, 2015	By:	/s/ Kevin S. Royal
Kevin S. Royal
Senior Vice President, Chief Financial Officer, Treasurer and Secretary