Form 10-Q
period 2015-06-30
MAXWELL TECHNOLOGIES INC
filed 2015-08-06
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of August 4, 2015 is 31,815,583 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2015

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2015, and the condensed consolidated statements of operations, statements of comprehensive income (loss) and statements of cash flows for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
In addition, operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2015.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$25,031	$24,732
Trade and other accounts receivable, net of allowance for doubtful accounts of $170 and $143, at June 30, 2015 and December 31, 2014, respectively	31,857	43,698
Inventories, net	41,147	44,856
Prepaid expenses and other current assets	2,872	2,426
Total current assets	100,907	115,712
Property and equipment, net	35,847	39,223
Goodwill	24,915	23,599
Pension asset	8,318	7,362
Other non-current assets	595	704
Total assets	$170,582	$186,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,364	$27,011
Accrued employee compensation	8,643	9,348
Deferred revenue and customer deposits	878	703
Short-term borrowings and current portion of long-term debt	5,937	15,549
Deferred tax liability	1,160	1,111
Total current liabilities	35,982	53,722
Deferred tax liability, long-term	5,515	3,304
Long-term debt, excluding current portion	5	20
Other long-term liabilities	3,318	2,601
Total liabilities	44,820	59,647
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 31,738 and 29,846 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,171	2,982
Additional paid-in capital	289,050	277,314
Accumulated deficit	(176,783)	(158,066)
Accumulated other comprehensive income	10,324	4,723
Total stockholders’ equity	125,762	126,953
Total liabilities and stockholders’ equity	$170,582	$186,600
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$37,796	$46,074	$72,466	$92,075
Cost of revenue	25,643	29,477	50,010	57,615
Gross profit	12,153	16,597	22,456	34,460
Operating expenses:
Selling, general and administrative	10,142	10,709	21,099	21,353
Research and development	5,930	6,223	13,848	12,394
Restructuring and exit costs	2,340	—	2,340	—
Total operating expenses	18,412	16,932	37,287	33,747
Income (loss) from operations	(6,259)	(335)	(14,831)	713
Interest expense, net	75	28	164	67
Amortization of prepaid debt costs	2	5	7	10
Foreign currency exchange losses, net	85	232	413	520
Income (loss) from operations before income taxes	(6,421)	(600)	(15,415)	116
Income tax provision	2,955	581	3,302	978
Net loss	$(9,376)	$(1,181)	$(18,717)	$(862)
Net loss per share:
Basic and diluted	$(0.31)	$(0.04)	$(0.63)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	30,323	29,206	29,886	29,127
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014
Net loss	$(9,376)	$(1,181)	$(18,717)	$(862)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,913	(217)	5,526	632
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax benefit of $2 for the three months ended June 30, 2015; net of tax benefit of $4 for the six months ended June 30, 2015	9	—	18	—
Amortization of prior service cost, net of tax benefit of $7 and $7 for the three months ended June 30, 2015 and 2014, respectively; net of tax benefit of $14 and $14 for the six months ended June 30, 2015 and 2014, respectively	29	29	57	58
Other comprehensive income (loss), net of tax	2,951	(188)	5,601	690
Comprehensive loss	$(6,425)	$(1,369)	$(13,116)	$(172)
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(18,717)	$(862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,826	5,442
Amortization of intangible assets	102	102
Amortization of prepaid debt costs	7	10
Pension benefit	(40)	(52)
Stock-based compensation expense	1,850	1,921
Unrealized loss on foreign currency exchange rates	2,182	—
Provision for losses on accounts receivable	16	25
Provision for losses on inventory	189	529
Provision for warranties	592	469
Changes in operating assets and liabilities:
Trade and other accounts receivable	12,321	(9,950)
Inventories, net	3,771	(725)
Prepaid expenses and other assets	(390)	(870)
Pension asset	(357)	(372)
Accounts payable and accrued liabilities	(8,407)	953
Deferred revenue and customer deposits	167	2,512
Accrued employee compensation	(760)	138
Deferred tax liability, long term	2,085	—
Other long-term liabilities	687	103
Net cash provided by (used in) operating activities	1,124	(627)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,217)	(2,876)
Net cash used in investing activities	(2,217)	(2,876)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(12,900)	(4,185)
Proceeds from long-term debt and short-term borrowings	2,946	6,292
Proceeds from sale of common stock, net of offering costs	9,594	—
Proceeds from issuance of common stock under equity compensation plans	482	1,130
Net cash provided by financing activities	122	3,237
Decrease in cash and cash equivalents	(971)	(266)
Effect of exchange rate changes on cash and cash equivalents	1,270	367
Increase in cash and cash equivalents	299	101
Cash and cash equivalents, beginning of period	24,732	30,647
Cash and cash equivalents, end of period	$25,031	$30,748
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
Financial Statement Presentation
The accompanying condensed consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany transactions and account balances have been eliminated in consolidation. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary to present fairly the financial position, results of operations, and cash flows of Maxwell Technologies, Inc. for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in the accompanying interim consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
Reclassifications
Foreign currency exchange gains and losses have been reclassified from "cost of revenue" and "selling, general and administrative" expenses to "foreign currency exchange losses, net" in the condensed consolidated statement of operations for the three and six months ended June 30, 2014 to conform to the current period presentation. These reclassifications do not impact reported net income (loss) and do not otherwise have a material impact on the presentation of the overall financial statements.
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
Income Taxes
At June 30, 2015, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $64.2 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
The Company records taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As a result of changes in business circumstances, the Company changed its estimate of the amount of foreign subsidiary earnings considered permanently reinvested, and recorded a deferred tax liability in 2014 for Swiss withholding taxes of $1.6 million associated with $31.8 million of undistributed earnings of our Swiss subsidiary that were no longer considered indefinitely reinvested. In June 2015, based on revisions to the Company's long term plans, the Company again changed its estimate of the amount of foreign earnings considered permanently reinvested. Therefore, in the quarter ended June 30, 2015, the Company recorded an additional deferred tax liability for Swiss withholding taxes of $2.1 million associated with an additional $41.7 million of undistributed earnings of our Swiss subsidiary that are no longer considered indefinitely reinvested. In the event that the Company repatriates these funds, these withholding taxes would become payable.
Warranty Obligation
The Company provides warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of June 30, 2015 and December 31, 2014, the accrued warranty liability included in "accounts payable and accrued liabilities" in the consolidated balance sheets was $920,000 and $716,000, respectively.
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
If the Company receives cash payment from the customer prior to the achievement of the revenue recognition criteria, the amount received from the customer is recorded as deferred revenue in the consolidated balance sheets. Total deferred revenue and customer deposits in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 was $878,000 and

$703,000, respectively, and relates to cash received from customers on sales for which the revenue recognition criteria had not been achieved, customer advances, as well as other less significant customer arrangements requiring the deferral of revenue.
Liquidity
As of June 30, 2015, the Company had approximately $25.0 million in cash and cash equivalents, and working capital of $64.9 million. The Company has a total of $5.9 million in debt outstanding to its previous lender as of June 30, 2015, which was paid in full on July 3, 2015. In July 2015, the Company entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit which is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. Management believes the available cash balance, along with the available borrowings under the revolving line of credit, will be sufficient to fund its operations, obligations as they become due, and capital investments for at least the next twelve months.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator
Net loss	$(9,376)	$(1,181)	$(18,717)	$(862)
Denominator
Weighted-average common shares outstanding	30,323	29,206	29,886	29,127
Net loss per share
Basic and diluted	$(0.31)	$(0.04)	$(0.63)	$(0.03)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Outstanding options to purchase common stock	918	758	918	758
Unvested restricted stock awards	286	600	286	600
Unvested restricted stock unit awards	862	203	862	203
Employee stock purchase plan awards	24	—	24	—
Restructuring and Exit Costs
Restructuring and exit costs involve employee-related termination costs, facility exit costs and other costs associated with our restructuring activities. The Company accounts for charges resulting from operational restructuring actions in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC Topic 712, Compensation-Nonretirement Postemployment Benefits (“ASC 712”).
The recognition of restructuring costs require that the Company make certain assumptions related to the amounts of employee severance benefits, the time period over which leased facilities will remain vacant, expected sublease terms and discount rates. Estimates and assumptions are based on the best information available at the time the obligation arises. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued in the consolidated balance sheet.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In April 2015, the FASB proposed a one year deferral of the effective date which is still under consideration. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The update changes the presentation of debt issuance costs to a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual and interim reporting periods ending after December 15, 2015. Early adoption is permitted, and the new guidance is to be applied on a retrospective basis to all prior periods. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.
Note 2 – Balance Sheet Details (in thousands)
Inventories, net

	June 30, 2015	December 31, 2014

Raw materials and purchased parts	$21,591	$23,042
Work-in-process	3,667	2,522
Finished goods	19,234	23,311
Reserves	(3,345)	(4,019)
Total inventories	$41,147	$44,856
Goodwill
The change in the carrying amount of goodwill from December 31, 2014 to June 30, 2015 is as follows:

Balance at December 31, 2014	$23,599
Foreign currency translation adjustments	1,316
Balance at June 30, 2015	$24,915

Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2014	$8,359	$(3,636)	$4,723
Other comprehensive income before reclassification	5,526	—	5,526
Amounts reclassified from accumulated other comprehensive income	—	75	75	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the six months ended June 30, 2015	5,526	75	5,601
Balance as of June 30, 2015	$13,885	$(3,561)	$10,324
Note 3 – Credit Facilities
Revolving Line of Credit
On July 3, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 100% of its equity interests in the Company’s Swiss subsidiary. The obligations under the Loan Agreement are guaranteed by the Swiss Subsidiary. The Revolving Line of Credit will mature on July 3, 2018, however, repayment of amounts owed pursuant to the Loan Agreement may be accelerated in the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein. The financial covenants that the Company is required to meet during the term of the credit agreement include a minimum four-quarter rolling EBITDA, quarterly minimum quick ratio and a monthly cash requirement.
Amounts borrowed under the Revolving Line of Credit bear interest, payable monthly. Such interest shall accrue based upon, at the Company’s election, subject to certain limitations, either a Prime Rate plus a margin ranging from 0% to 0.50% or the LIBOR Rate plus a margin ranging from 2.75% to 3.25%, the specific rate for each as determined based upon the Company’s leverage ratio from time to time.
The Company is required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter.
Former Credit Facility
In December 2011, the Company obtained a secured credit facility in the form of a revolving line of credit (the “Former Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Former Credit Facility”). Borrowings under the Former Credit Facility bore interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at the Company's option subject to certain limitations. The Equipment Term Loan was available to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. During this period, the Company borrowed $5.0 million under the Equipment Term Loan.
The balance of the Equipment Term Loan was paid in full by the maturity date of April 30, 2015. As of June 30, 2015, $5.9 million was outstanding under the Former Revolving Line of Credit and the applicable interest rate was LIBOR plus 2.25% (2.5% as of June 30, 2015). Concurrently with entering into the Loan Agreement described above, on July 3, 2015, the Company repaid all outstanding loans under the Former Revolving Line of Credit and terminated the Former Credit Facility. The Company did not incur any early termination or prepayment penalties under the Former Credit Facility in connection with the above transactions.
Note 4 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of June 30, 2015, the financial instruments to which this topic applied were foreign currency forward contracts. As of June 30, 2015, the fair value of these foreign currency forward contracts was a liability of $167,000 which is recorded in “accounts payable and accrued liabilities" in the consolidated balance sheet. The fair value of these derivative instruments is measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of

the FASB ASC. All forward contracts as of June 30, 2015 have approximately a one-month original maturity term and mature on July 2, 2015.
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
The net gains and losses on foreign currency forward contracts included in "foreign currency exchange losses, net" in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total gain (loss)	$1,636	$(405)	$2,399	$(339)
The net gains and losses on foreign currency forward contracts were offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in "foreign currency exchange losses, net" in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total gain (loss)	$(1,721)	$139	$(2,812)	$(215)
As of June 30, 2015, the total notional amount of foreign currency forward contracts not designated as hedges was $611,000.
The following table presents gross amounts, amounts offset and net amounts presented in the condensed consolidated balance sheets for the Company's derivative instruments measured at fair value (in thousands):

	June 30, 2015	December 31, 2014
Gross amounts of recognized liabilities	$(176)	$(1,993)
Gross amounts offset in the condensed consolidated balance sheets	9	350
Net amount of recognized liability presented in the condensed consolidated balance sheets	$(167)	$(1,643)
The Company has the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. For additional information, refer to Note 4 – Fair Value Measurements.
Note 6 – Stock Plans
The Company has two active stock-based compensation plans as of June 30, 2015: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
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
Stock Options
During the three months ended June 30, 2015, the Company granted 33,546 stock options which had an average grant date fair value per share of $2.74. During the six months ended June 30, 2015, the Company granted 263,203 stock options which had an average grant date fair value per share of $3.56. No stock options were issued for the three months and six months ended June 30, 2014. Compensation expense recognized for stock options for the three months ended June 30, 2015 and 2014 was $57,000 and $43,000, respectively, and $80,000 and $41,000, respectively for the six months ended June 30, 2015 and 2014. The fair value of the stock options granted during three months and six months ended June 30, 2015 was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2015
Expected dividends	$—	$—
Exercise price	$6.03	$7.16
Expected volatility	60%	60%
Average risk-free interest rate	1.55%	1.58%
Expected life/term (in years)	5.0	5.0
Fair value per share	$2.74	$3.56
Restricted Stock Awards
Beginning in the second quarter of 2014, the Company ceased granting restricted stock awards and began granting restricted stock units to employees as part of its annual equity incentive award program. During the six months ended June 30, 2014, the Company granted 255,600 shares under restricted stock awards which had an average grant date fair value per share of $14.20. No stock awards were issued in the three months ended June 30, 2014 or the six months ended June 30, 2015. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service-based restricted stock awards	$579	$716	$999	$1,149
Performance-based restricted stock awards	(50)	7	(44)	13
Total compensation expense recognized for restricted stock awards	$529	$723	$955	$1,162
Restricted Stock Units
Non-employee director restricted stock units
Non-employee directors receive an annual restricted stock unit award, normally in February of each year, as part of their annual retainer compensation, which vests one year from the date of grant. Additionally, new directors normally receive restricted stock unit awards upon their election to the board. Each restricted stock unit represents the right to receive one unrestricted share of the Company’s common stock upon vesting. During the three months ended June 30, 2015, a new non-employee director was granted a total of 11,263 restricted stock units, with an average grant date fair value per share of $5.81. During the three months ended June 30, 2014, no restricted stock units were granted to non-employee directors. During the six months ended June 30, 2015 and 2014, non-employee directors were granted a total of 93,212 and 65,891 restricted stock units, respectively, with an average grant date fair value per share of $7.08 and $9.03, respectively. Compensation expense recognized for non-employee director restricted stock units for the three months ended June 30, 2015 and 2014 was $158,000 and $145,000, respectively, and $288,000 and $321,000 respectively, for the six months ended June 30, 2015 and 2014.

Employee restricted stock units
Beginning in the second quarter of 2014, the Company ceased granting restricted stock awards and began granting restricted stock units to employees as part of its annual equity incentive award program. The Company grants two forms of restricted stock units, service-based restricted stock units which typically vest in equal annual installments over four years of continuous service, and performance-based restricted stock units with vesting contingent on continued services and the achievement of specified financial targets. Each restricted stock unit represents the right to receive one unrestricted share of the Company’s common stock upon vesting. During the three months ended June 30, 2015 the Company granted 86,886 restricted stock units to employees of which 63,012 were service-based restricted stock units with an average grant date value of $6.03 and 23,874 were performance-based restricted stock units with an average grant date fair value of $6.03, per share. During the six months ended June 30, 2015 the Company granted 674,883 restricted stock units to employees of which 460,052 were service-based restricted stock units with an average grant date value of $7.15 and 214,831 were performance-based restricted stock units with an average grant date fair value of $7.19 per share.
During the three months ended June 30, 2014 the Company granted 137,000 restricted stock units to employees of which 67,000 were service-based restricted stock units vesting in equal installments over four years of continuous service with an average grant date value of $15.17 per share and 70,000 were market-condition restricted stock units vesting upon the achievement of certain stock price thresholds and the completion of three years of continuous employment from the date of grant with an average grant date fair value of $7.71 per share. There were no employee restricted stock units issued in the first three months of 2014.
The following table summarizes the amount of compensation expense recognized for employee restricted stock units for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service-based restricted stock units	$205	$32	$287	$32
Performance-based restricted stock units	(27)	$—	$32	$—
Market-condition restricted stock units	34	22	67	22
Total compensation expense recognized for employee restricted stock units	$212	$54	$386	$54
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
Compensation expense recognized for the ESPP for the three months ended June 30, 2015 and 2014 was $57,000 and $201,000, respectively, and was $140,000 and $343,000, respectively, for the six months ended June 30, 2015 and 2014. The fair value of the ESPP shares for the three and six months ended June 30, 2015 and 2014 was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three and Six Months Ended
	June 30,
	2015	2014
Expected dividends	$—	$—
Exercise price	$5.97	$7.77
Expected volatility	54%	71%
Risk-free interest rate	0.11%	0.07%
Expected life/term (in years)	0.5	0.5
Fair value per share	$5.97	$7.65

Stock-Based Compensation Expense
Compensation cost for restricted stock awards, restricted stock units, stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue	$147	$190	$353	$442
Selling, general and administrative	657	733	1,023	988
Research and development	207	243	474	491
Total stock-based compensation expense	$1,011	$1,166	$1,850	$1,921
Note 7 – Shelf Registration Statement
On June 3, 2014, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC") to, from time to time, sell up to an aggregate of $125 million of any combination of its common stock, warrants, debt securities or units. On June 30, 2014, the registration statement was declared effective by the SEC. On April 23, 2015, the Company entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company could sell, at its option, up to an aggregate of $10.0 million in shares of common stock through Cowen, as sales agent. Under the Sales Agreement, the Company agreed to pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of the Company’s common stock.
On June 11, 2015, the Company completed the sale of approximately $10.0 million of the company's common stock and terminated the offering. Approximately 1.83 million shares were sold in the offering at an average share price of $5.46. The Company received net proceeds of $9.6 million after commissions and offering costs of $406,000.
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
Components of net periodic pension benefit are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$245	$217	$487	$434
Interest cost	85	179	169	357
Expected return on plan assets	(396)	(458)	(788)	(915)
Prior service cost amortization	36	36	71	72
Deferred loss amortization	11	—	22	—
Net periodic pension benefit	$(19)	$(26)	$(39)	$(52)
Employer contributions of $174,000 and $184,000 were paid during the three months ended June 30, 2015 and 2014, respectively. Employer contributions of $339,000 and $371,000 were paid during the six months ended June 30, 2015 and 2014, respectively. Additional employer contributions of approximately $241,000 are expected to be paid during the remainder of fiscal 2015.
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
Swiss Bribery Matter
In August 2013, the Company's Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office. At the end of the search, the Swiss federal prosecutor presented the Company with a listing of the materials gathered by the representatives and then removed the materials from its premises for keeping at the prosecutor’s office. Based upon the Company’s exposure to the case, the Company believes this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. During initial discussions, the Swiss prosecutor has acknowledged both the existence of the Company's DPA with the DOJ and its cooperation efforts thereunder, both of which should have a positive impact on discussions going forward. Additionally, other than the activities previously reviewed in conjunction with the SEC and DOJ matters under the FCPA, the Company has no reason to believe that additional facts or circumstances are under review by the Swiss authorities. In late March 2015, the Company was informed that the Swiss prosecutor intended to inform the parties in April 2015 as to whether the prosecutor’s office will bring charges or abandon the proceedings. However, to date, the Swiss prosecutor has not issued its formal decision. At this stage in the investigation, the Company is currently unable to determine the extent to which it will be subject to fines in accordance with Swiss bribery laws and what additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Government Investigations
In early 2013, the Company voluntarily provided information to the United States Attorney's Office for the Southern District of California and the U.S. Securities and Exchange Commission ("SEC") related to its announcement that it intended to file restated financial statements for fiscal years 2011 and 2012. On June 11, 2015, the Company received a subpoena from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the restated financial statements. The Company is providing information to the SEC in response to that subpoena and continues to cooperate with the SEC. At this stage, the Company cannot predict the ultimate outcome of this investigation or whether it will result in any loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Federal Shareholder Derivative Matter
On April 23, 2013 and May 7, 2013, two shareholder derivative actions were filed in the United States District Court for the Southern District of California, entitled Kienzle v. Schramm, et al., Case No. 13-cv-0966 (S.D. Cal. filed April 23, 2013) and Agrawal v. Cortes, et al., Case No. 13-cv-1084 (S.D. Cal. filed May 7, 2013). The complaints name as defendants certain of the Company's current and former officers and directors and names the Company as a nominal defendant. The complaints allege that the individual defendants caused or allowed the Company to issue false and misleading statements about its financial condition, operations, management, and internal controls and falsely represented that it maintained adequate controls. The complaints assert causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits seek unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits, and other compensation, attorneys' and experts' fees, and costs and expenses. On June 10, 2013, the parties jointly moved to consolidate the two actions. The court issued an order consolidating the two actions on October 30, 2013 under the heading In re Maxwell Technologies, Inc. Derivative Litigation. Plaintiffs filed a consolidated amended complaint on January 30, 2014. The Company and the individual defendants filed motions to dismiss the complaint. On May 28, 2014, the court granted with leave to amend the Company’s motion to dismiss for failure to make a demand before filing suit. Plaintiffs filed an amended complaint on July 11, 2014. The Company and individual defendants moved to dismiss on August 18, 2014. On September 19, 2014, the parties entered into a memorandum of understanding concerning settlement of this matter related to certain corporate governance reforms to be implemented and/or maintained by the Company; the parties did not agree on the legal fees to be paid to plaintiffs for the benefit conferred to the Company as a result of the corporate governance reforms. On December 10, 2014, the parties signed a stipulation of settlement; the legal fees to be paid to plaintiffs remained a contested matter. On January 6, 2015, the court granted preliminary approval of the settlement. Three of the plaintiffs firms have applied to the court for an award of legal fees and costs in the amount of approximately $1.3 million; in addition, one of the plaintiffs’ firms has separately sought fees of approximately $300,000, which it argues should be paid out of the approximately $1.3 million. On March 16, 2015, the court granted final approval of the settlement and dismissed this action. The deadline to appeal the judgment issued by the Court dismissing the federal derivative action lapsed on April 15, 2015. The Court deferred ruling on the fee applications pending a court-ordered settlement conference before a U.S. Magistrate Judge scheduled for May 2015. A settlement of legal fees to be paid to the plaintiffs was not reached at this court ordered settlement conference and therefore, the matter was referred back to the Court for a final decision. On July 13, 2015, the court issued an order establishing a fee award of $1.1 million. Therefore, the Company has an accrued liability recorded for $1.1 million, which is included in “accounts payable and accrued liabilities” as of June 30, 2015. As the Company’s insurance carrier would cover this potential settlement, the Company has a corresponding receivable from its insurance carrier recorded in the amount of $1.1 million, which is included in “trade and other accounts receivable”.
State Shareholder Derivative Matter
On April 11, 2013 and April 18, 2013, two shareholder derivative actions were filed in California Superior Court for the County of San Diego, entitled Warsh v. Schramm, et al., Case No. 37-2013-00043884 (San Diego Sup. Ct. filed April 11, 2013) and Neville v. Cortes, et al., Case No. 37-2013-00044911-CU-BT-CTL (San Diego Sup. Ct. filed April 18, 2013). The complaints name as defendants certain of the Company's current and former officers and directors as well as its former auditor McGladrey LLP. The Company is named as a nominal defendant. The complaints allege that the individual defendants made or caused the Company to make false and/or misleading statements regarding its financial condition, and failed to disclose material adverse facts about its business, operations and prospects. The complaints assert causes of action for breaches of fiduciary duty for disseminating false and misleading information, failing to maintain internal controls, and failing to properly oversee and manage the Company, as well as for unjust enrichment, abuse of control, gross mismanagement, professional negligence and accounting malpractice, and aiding and abetting breaches of fiduciary duty. The lawsuits seek unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits and other compensation, attorneys' and experts' fees, and costs and expenses. On May 7, 2013, the court consolidated the two actions. On July 2, 2013, the Company filed a motion to stay the actions pending resolution of the federal derivative actions, which the state court granted on November 1, 2013. Pursuant to the stipulation of settlement in the federal shareholder derivative matter, the state plaintiffs will seek dismissal with prejudice of the state actions. As a result of the settlement in the federal derivative action above, the parties filed a joint stipulation to dismiss this matter and, on May 13, 2015, the Court signed an order dismissing the matter with prejudice. The deadline to appeal this order is August 24, 2015.

Shareholder Inspection Letter
On April 9, 2013, Stephen Neville, a purported shareholder of the Company, sent a letter to the Company seeking to inspect its books and records pursuant to California Corporations Code Section 1601. The demand sought inspection of documents related to the Company's March 7, 2013 announcement that it would be restating its previously-issued financial statements for 2011 and 2012, board minutes and committee materials, and other documents related to its board or management discussions regarding revenue recognition from January 1, 2011 to the present. The Company responded by letters dated April 19 and 23, 2013, explaining why it believed that the demand did not appear to be proper. Pursuant to the stipulation of settlement in the federal shareholder derivative matter, the shareholder will seek dismissal of all proceedings concerning this inspection letter. As a result of the settlement in the federal derivative action above, the parties filed a joint stipulation to dismiss this matter and, on May 12, 2015, the Court signed an order dismissing the matter with prejudice. The deadline to appeal this order is August 24, 2015.
Note 10 – Restructuring and Exit Costs
The Company has initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align the Company’s cost structure with the current business forecast and to improve operational efficiency. The plan also includes the potential divestiture of a product line. In connection with the restructuring plan, the Company expects to incur total restructuring and related charges of approximately $4.2 million, including $2.1 million in facilities costs related to the consolidation of manufacturing operations, $1.2 million in employee severance costs, $740,000 in accelerated equipment depreciation expense, as well as $160,000 in relocation costs. Upon completion of the plan, which is anticipated to be by the end of the first quarter of 2016, total cash expenditures related to restructuring activities are expected to be approximately $2.2 million, including $118,000 which was paid in the second quarter of 2015.
The Company accounts for charges resulting from restructuring and exit activities in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”), and, ASC Topic 712, Compensation-Nonretirement Postemployment Benefits (“ASC 712”) for employee termination benefits to be paid in accordance with its ongoing employee termination benefit arrangement.
In June 2015, the Company had ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the current business forecast. As a result, in the three months ended June 30, 2015, the Company recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. The liability recorded related to the exit of this leased space was $1.2 million, before tax, and is a component of the total expected restructuring charge of $4.2 million.
Restructuring charges for the three months ended June 30, 2015 also include $1.1 million in employee severance costs for work force reductions. This accrual includes planned severance payments that are provided in consideration of past employee services under the Company’s ongoing employee termination benefit arrangement, which were probable of incurrence and estimable as of June 30, 2015. The Company paid $118,000 in employee severance costs during the three months ended June 30, 2015.
For the three months ended June 30, 2015, the Company recorded total charges related to its restructuring plan of $2.3 million, within "restructuring and exit costs" and recorded $185,000 of accelerated depreciation expense within “cost of goods sold” in the condensed consolidated statements of operations. As of June 30, 2015, the Company had a $1.0 million liability associated with employee severances recorded in “accrued employee compensation”, $327,000 of lease obligation costs recorded within “other current liabilities” and $881,000 of lease obligation costs recorded within other “long term liabilities” in the consolidated balance sheet.
The following table summarizes the restructuring and exit costs as of and for the quarter ended June 30, 2015 (in thousands):

	Employee Severance Costs	Lease Obligation Costs	Other Exit Costs	Total
Costs incurred	$1,132	$1,208	$—	$2,340
Amounts paid	$(118)	$—	$—	$(118)
Amounts reserved at June 30, 2015	$1,014	$1,208	$—	$2,222

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	dependence upon the sale of products into Asia and Europe, where macroeconomic factors outside our control may adversely affect our sales;

•	downward pressures on product pricing from increased competition and potential shift in sales mix with respect to low margin and high margin business;

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

•	risk that our restructuring efforts may not be successful and that we may not be able to realize the anticipated cost savings and other benefits;

•	successful acquisition, development and retention of key personnel;

•	our ability to effectively manage our reliance upon certain suppliers of key component parts, specialty equipment and logistical services;

•	our ability to match production volume to actual customer demand;

•	our ability to manage product quality problems;

•	our ability to protect our intellectual property rights and to defend claims against us;

•	our ability to effectively identify, enter into, manage and benefit from strategic alliances;

•	occurrence of a catastrophic event at any of our facilities;

•	occurrence of a technology systems failure, network disruption, or breach in data security;

•	our ability to obtain sufficient capital to meet our operating or other needs; and,

•	our ability to manage and minimize the impact of unfavorable legal proceedings.
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
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Six Months Ended June 30, 2015

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Off Balance Sheet Arrangements
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
Management has initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align the Company’s cost structure with the current business forecast and to improve operational efficiency. We anticipate cost savings between $5 million and $6 million per year as a result of our restructuring activities, which we expect will be fully realized by the second quarter of 2015. Total restructuring and related charges of approximately $4.2 million, which includes restructuring and exit costs of $3.5 million and accelerated equipment depreciation expense of 740,000, are expected to be incurred, including cash expenditures of $2.2 million. Cash expenditures associated with the restructuring plan are expected to be substantially completed by the first quarter of 2016.
In the second quarter of 2015, revenues were $37.8 million, representing an overall decrease of 18% compared with $46.1 million in the same period one year ago. The decrease is primarily attributable to lower revenue for our ultracapacitor products, for which revenue decreased by 31% to $23.4 million in the second quarter of 2015 from $33.9 million in the second quarter of 2014.

Revenues for our high voltage capacitor products increased to $11.9 million for the second quarter of 2015 compared with $10.0 million for the same period in the prior year. Revenues for our microelectronics products increased by $270,000 to $2.5 million for the second quarter of 2015 compared with $2.2 million for the same period in 2014.
Overall gross profit margin during the quarter decreased to 32% compared with 36% in the second quarter of 2014, primarily related to pricing changes in our ultracapacitor products as a result of competition in the Chinese hybrid transit vehicle market. Operating expenses in the second quarter of 2015 increased to 49% of revenue, compared with 37% of revenue in the same period one year ago, primarily attributable to the $2.3 million in restructuring charges and exit costs recorded in the second quarter of 2015. Excluding the impact of restructuring and exit costs, operating expenses decreased $860,000, to 43% of revenue, in the second quarter of 2015 compared with the second quarter of 2014, largely due to our other cost reduction efforts.
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
More recently, we have begun to experience significant competition and pricing pressure in the Chinese hybrid transit vehicle market, which has historically represented a significant portion of our sales, mainly as a result of increased competition from local Chinese and other competitors. In the first quarter of 2015 we reduced our pricing and margins for the products sold in this market in order to remain competitive. We remain focused on reducing the cost of producing our ultracapacitors in order to offset in part the lower prices we are now offering in this particular market. However, initially, our cost reduction efforts are not expected to fully offset the impact of these lower prices.
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
Highlights of Six Months Ended June 30, 2015
During the six months ended June 30, 2015, we continued to focus on introducing new products, winning new customers, new product applications, adjusting production capacity, reducing costs to align with near-term revenue forecasts, and improving production and other operational processes. Some of these efforts are described below:

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

•
In April, we introduced our 24-volt ultracapacitor-based Engine Start Module (ESM) for industrial equipment. The new product expands Maxwell's Engine Starting Solutions line to build on the success of its 12-volt ESM and deliver those benefits to diesel engine vehicles used in transportation, construction, military, agricultural, forestry, mining and other industries.

Results of Operations
The Quarter Ended June 30, 2015 Compared with the Quarter Ended June 30, 2014
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended
	June 30,
	2015	2014
Revenue	100%	100%
Cost of revenue	68%	64%
Gross profit	32%	36%
Operating expenses:
Selling, general and administrative	27%	23%
Research and development	16%	14%
Restructuring and exit costs	6%	—%
Total operating expenses	49%	37%
Loss from operations	(17)%	(1)%
Other expenses, net	—%	—%
Loss from operations before income taxes	(17)%	(1)%
Income tax provision	8%	2%
Net loss	(25)%	(3)%
Net loss reported for the three months ended June 30, 2015 was $9.4 million, or $0.31 per share, compared with net loss of $1.2 million, or $0.04 per diluted share, in the same quarter one year ago. This decrease was primarily driven by a decrease in revenue of 18% to $37.8 million for the three months ended June 30, 2015 compared with $46.1 million for the same period of the prior year, and a decline in gross profit as a percent of revenue to 32%, compared with 36% in the same quarter of the prior year. Additionally, operating expenses increased 9% to $18.4 million for the three months ended June 30, 2015 from $16.9 million in the same period of the prior year, primarily attributable to the restructuring and exit costs of $2.3 million recorded during the three months ended June 30, 2015. Excluding the impact of restructuring and exit costs, operating expenses decreased 5% to $16.1 million during the three months ended June 30, 2015 compared with the same period of the prior year, largely due to our cost reduction efforts.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Revenue	$37,796	100%	$46,074	100%	$(8,278)	(18)%
Cost of revenue	25,643	68%	29,477	64%	(3,834)	(13)%
Gross profit	$12,153	32%	$16,597	36%	$(4,444)	(27)%
Revenue. In the second quarter of 2015, revenue decreased 18% to $37.8 million, compared with $46.1 million in the same quarter one year ago. The decrease in revenue was influenced primarily by lower revenues for our ultracapacitor product line which decreased by 31% to $23.4 million in the second quarter of 2015 from $33.9 million in the second quarter of 2014. Of the decline in ultracapacitor product revenues, approximately $9.5 million was associated with a decline in the volume of ultracapacitor sales as well as a change in the mix of products sold, and approximately $1.0 million was associated with decreases in prices for our ultracapacitor products.
Revenues for our high voltage products increased by $1.9 million to $11.9 million for the second quarter of 2015, compared with $10.0 million for the same quarter one year ago, primarily related to sales of newly developed products.

Revenues for our microelectronics products increased by $270,000 to $2.5 million for the second quarter of 2015 compared with $2.2 million for the second quarter of 2014.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the quarter ended June 30, 2015 compared with the same period one year ago, revenue was negatively impacted by $576,000.
Gross Profit. In the second quarter of 2015, gross profit decreased $4.4 million or 27% to $12.2 million compared with $16.6 million in the second quarter of 2014. As a percentage of revenue, gross profit margin decreased to 32% in the second quarter of 2015 compared with 36% in the same quarter one year ago. This decrease in gross profit as a percentage of revenue was primarily due to lower overall sales volumes, higher product costs due to lower production volumes, as well as a reduction in the pricing for our ultracapacitor products sold. Of the decrease in gross profit in absolute dollars, $1.9 million was due to a decline in the volume of products sold as well as a change in the mix of products sold, $1.5 million was related to higher product costs primarily due to lower production volumes and $1.0 million was associated with decreases in prices for our ultracapacitor products.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the second quarter of 2015 and 2014 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	June 30, 2015		June 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$10,142	27%	$10,709	23%	$(567)	(5)%
Selling, general and administrative expenses were 27% of revenue for the second quarter of 2015, up from 23% in the same quarter in 2014, while total expenses decreased by $567,000, or 5%. The decrease in absolute dollars included a $630,000 decrease associated with the elimination of our management bonus program for 2015, lower recruiting expenses of $370,000 as searches for senior executives were completed in 2014, and reduced travel expenses of $321,000 as a result of cost cutting measures in the second quarter of 2015. These decreases were partially offset by increased labor costs of $477,000 in the second quarter of 2015, primarily as a result of severance costs related to the departure of our previous CFO, as well as our CEO having started with the Company in May 2014 resulting in only a partial quarter of salary expense. Despite the decline in absolute dollars, selling, general and administrative expenses increased to 27% of revenue for the second quarter of 2015, up from 23% for the same quarter in 2014, as revenues were lower for the second quarter of 2015.
Research and Development Expense
The following table presents research and development expense for the second quarter of 2015 and 2014 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	June 30, 2015		June 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Research and development	$5,930	16%	$6,223	14%	$(293)	(5)%
Research and development expenses were 16% of revenue for the second quarter of 2015, up from 14% in the same quarter in 2014, while total expenses decreased by $293,000. The decrease in absolute dollars was primarily a result of an increase in cost reimbursements under funded research and development programs of $289,000 for the second quarter of 2015. Despite the decline in absolute dollars, research and development expenses increased to 16% of revenue for the second quarter of 2015, up from 14% for the same quarter in 2014, as revenues were lower for the second quarter of 2015.
Restructuring and Exit Costs
Management has initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align the Company’s cost structure with the current business forecast and to improve operational efficiency. Total restructuring and exit charges are expected to be approximately $3.5 million, including $2.1 million in facilities costs related to the consolidation of manufacturing operations, $1.2 million in employee severance costs, and $160,000 in relocation costs. Upon completion of the plan, which is anticipated to be by the end of the first quarter of 2016, total cash expenditures related to restructuring activities are expected to be approximately $2.2 million, including $118,000 which was paid in the second quarter of 2015.
Restructuring charges for the three months ended June 30, 2015 include $1.2 million for future rent obligations, net of estimated sublease income, associated with the exit of a portion of a leased facility, and $1.1 million in employee severance costs for work force reductions. We paid $118,000 in employee severance costs during the three months ended June 30, 2015.
The following table summarizes the restructuring and exit costs as of and for the second quarter of 2015 (in thousands):

	Employee Severance Costs	Lease Obligation Costs	Other Exit Costs	Total
Costs incurred	$1,132	$1,208	$—	$2,340
Amounts paid	$(118)	$—	$—	$(118)
Amounts reserved at June 30, 2015	$1,014	$1,208	$—	$2,222
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded an income tax provision of $3.0 million for the second quarter of 2015 compared with $581,000 for the same quarter in 2014. As a result of changes in our business plans in the second quarter of 2015, we changed our estimate of the amount of foreign earnings considered permanently reinvested. Therefore, during the quarter ended June 30, 2015, we recorded a $2.1 million deferred tax expense for Swiss withholding taxes associated with undistributed earnings of our Swiss subsidiary that are no longer considered permanently reinvested. In the event that the Company repatriates these funds, these withholding taxes would become payable. The remaining amount of our income tax provision for the second quarter of 2015, and the income tax provision for the second quarter of 2014, is primarily related to income generated by our Swiss subsidiary.
At June 30, 2015, we have a cumulative valuation allowance of $64.2 million offsetting our worldwide net deferred tax assets of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

The Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Six Months Ended
	June 30,
	2015	2014
Revenue	100%	100%
Cost of revenue	69%	63%
Gross profit	31%	37%
Operating expenses:
Selling, general and administrative	29%	23%
Research and development	19%	13%
Restructuring and exit costs	3%	—%
Total operating expenses	51%	36%
Income (loss) from operations	(20)%	1%
Other expense, net	1%	1%
Loss from operations before income taxes	(21)%	—%
Income tax provision	5%	1%
Net loss	(26)%	(1)%
Net loss reported for the six months ended June 30, 2015 was $18.7 million, or $0.63 per share, compared with a net loss of $862,000, or $0.03 per diluted share, in the same period one year ago. This increase in net loss was primarily driven by a decrease in revenue of 21% to $72.5 million for the six months ended June 30, 2015 compared with $92.1 million for the same period of the prior year, and a decline in gross profit as a percent of revenue to 31%, compared with 37% in the same period of the prior year. Additionally, operating expenses increased 10% to $37.3 million for the six months ended June 30, 2015 from $33.7 million in the same period of the prior year, primarily associated with the restructuring and exit costs of $2.3 million recorded in the second quarter of 2015, as well as an increase in research and development expenses of $1.5 million for the six months ended June 30, 2015.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Revenue	$72,466	100%	$92,075	100%	$(19,609)	(21)%
Cost of revenue	50,010	69%	57,615	63%	(7,605)	(13)%
Gross profit	$22,456	31%	$34,460	37%	$(12,004)	(35)%
Revenue. In the six months ended June 30, 2015, revenue decreased 21% to $72.5 million, compared with $92.1 million in the same period one year ago. The decrease in revenue was influenced primarily by lower revenues for our ultracapacitor product line which decreased by 31% to $45.4 million in the six months ended June 30, 2015 from $65.9 million in the six months ended June 30, 2014. Of the decline in ultracapacitor product revenues, approximately $16.8 million was associated with a decline in the volume of ultracapacitor sales as well as a change in the mix of products sold, and approximately $3.7 million was associated with decreases in prices for our ultracapacitor products.
Revenues for our high voltage products increased by $2.5 million to $22.5 million for the six months ended June 30, 2015, compared with $20.1 million for the same period one year ago. Revenues for our microelectronics products decreased by $1.5 million to $4.5 million for the six months ended June 30, 2015 compared with $6.1 million for the six months ended June 30, 2014, as revenue for this product line varies widely based on the timing of governmental and commercial programs incorporating our products.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the quarter ended June 30, 2015 compared with the same period one year ago, revenue was negatively impacted by $751,000.
Gross Profit. In the six months ended June 30, 2015, gross profit decreased $12.0 million or 35% to $22.5 million compared with $34.5 million in the six months ended June 30, 2014. As a percentage of revenue, gross profit margin decreased to 31% in the six months ended June 30, 2015 compared with 37% in the same period one year ago. This decrease in gross profit as a percentage of revenue was primarily due to lower overall sales volumes for our ultracapacitor and microelectronics products, higher product costs due to lower production volumes, as well as a reduction in the pricing for our ultracapacitor products sold. Of the decrease in gross profit in absolute dollars, $6.0 million was due to a decline in the volume of products sold as well as a change in the mix of products sold, $2.3 million was related to higher product costs primarily due to lower production volumes, and $3.7 million was associated with decreases in prices for our ultracapacitor products.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$21,099	29%	$21,353	23%	$(254)	(1)%
Selling, general and administrative expenses were 29% of revenue for the six months ended June 30, 2015, up from 23% in the same period in 2014, while total expenses decreased by $254,000, or 1%. The decrease in absolute dollars for the six months ended June 30, 2015 included a $1.0 million decrease associated with the elimination of our management bonus program for 2015, as well as other expense savings primarily as a result of our restructuring and cost reduction efforts. These decreases were offset by an increase in labor costs of $1.4 million as a result of increased salary expense from hiring in 2014 and severance costs related to the departure of our chief financial officer. Despite the decrease in absolute dollars, selling, general and administrative expenses increased to 29% of revenue for the six months ended June 30, 2015, up from 23% for the same period in 2014, as revenues were lower for the six months ended June 30, 2015.
Research and Development Expense
The following table presents research and development expense for the six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$13,848	19%	$12,394	13%	$1,454	12%
Research and development expenses were 19% of revenue for the six months ended June 30, 2015, up from 13% in the same period in 2014, while total expenses increased by $1.5 million. The increase in absolute dollars was mainly a result of an increase of $548,000 in labor expenses primarily due to increased salary expense from hiring in 2014, and an increase of $488,000 in contracted research and development services to support efforts to improve manufacturing processes and to develop and enhance products. In addition research and development costs for the six months ended June 30, 2015 include $542,000 for product evaluation units used to support a grid energy storage demonstration project. Research and development expenses increased to 19% of revenue for the six months ended June 30, 2015, up from 13% for the same period in 2014, as both expenses were higher and revenues were lower for the six months ended June 30, 2015.
Restructuring and Exit Costs
Management has initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align the Company’s cost structure with the current business forecast and to improve operational efficiency. Total restructuring and exit charges are expected to be approximately $3.5 million, including $2.1 million in facilities costs related to the consolidation of manufacturing operations, $1.2 million in employee severance costs, and $160,000 in relocation costs. Upon completion of the plan, which is anticipated to be by the end of the first quarter of 2016, total cash expenditures related to restructuring activities are expected to be approximately $2.2 million, including $118,000 which was paid in the second quarter of 2015.
Restructuring charges for the six months ended June 30, 2015 include $1.2 million for future rent obligations, net of estimated sublease income, associated with the exit of a portion of a leased facility, and $1.1 million in employee severance costs for work force reductions. We paid $118,000 in employee severance costs during the six months ended June 30, 2015.
The following table summarizes the restructuring and exit costs as of and for the six months ended June 30, 2015 (in thousands):

	Employee Severance Costs	Lease Obligation Costs	Other Exit Costs	Total
Costs incurred	$1,132	$1,208	$—	$2,340
Amounts paid	$(118)	$—	$—	$(118)
Amounts reserved at June 30, 2015	$1,014	$1,208	$—	$2,222
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.
We recorded an income tax provision of $3.3 million for the six months ended June 30, 2015 compared with $978,000 for the six months ended June 30, 2014. As a result of changes in our business plans in the second quarter of 2015, we changed our estimate of the amount of foreign earnings considered permanently reinvested. Therefore, during the quarter ended June 30, 2015, we recorded a $2.1 million deferred tax expense for Swiss withholding taxes associated with undistributed earnings of our Swiss subsidiary that are no longer considered permanently reinvested. In the event that the Company repatriates these funds, these withholding taxes would become payable. The remaining amount of our income tax provision for the six months ended June 30, 2015, and the income tax provision for the six months ended June 30, 2014, is primarily related to income generated by our Swiss subsidiary.
At June 30, 2015, we have a cumulative valuation allowance of $64.2 million offsetting our worldwide net deferred tax assets of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Total cash provided by (used in):
Operating activities	$1,124	$(627)
Investing activities	(2,217)	(2,876)
Financing activities	122	3,237
Effect of exchange rate changes on cash and cash equivalents	1,270	367
Increase in cash and cash equivalents	$299	$101
Net cash provided by operating activities was $1.1 million for the six months ended June 30, 2015. Cash provided by operations relates primarily to the net loss of $18.7 million, which included non-cash charges of $10.7 million, and a decrease in accounts receivable of $12.3 million. The decrease in accounts receivable was primarily due to a decline in sales for the six months ended June 30, 2015 compared with the prior year period, shipment linearity patterns where a larger portion of shipments occurred in the last month of the quarter ended June 30, 2014 as compared with the last month of the quarter ended June 30, 2015, as well as stronger collections on accounts receivable in second quarter of 2015. In addition, there was a decrease in accounts payable of $8.4 million, due to lower production volumes as well as the timing of vendor payments, and a decrease in inventory of $3.8 million primarily associated with efforts to reduce our inventory levels.
The increase in operating cash flows for the six months ended June 30, 2015 compared with the six months ended June 30, 2014 relates primarily to the decrease in accounts receivable of $12.3 million for the six months ended June 30, 2015 versus an increase of $10.0 million in accounts receivable for the six months ended June 30, 2014, primarily due to shipment linearity patterns where shipments in the second quarter of 2015 were more heavily weighted to the end of the quarter. In addition, operating cash flows for the six months ended June 30, 2015 included a net loss of $18.7 million, with non-cash charges of $10.7 million, compared with the same period in 2014 where operating cash flows included a net loss of $862,000, with non-cash charges of $8.4 million. Finally, there was a decrease in accounts payable for the six months ended June 30, 2015 compared with an increase in accounts payable of $1.0 million for the six months ended June 30, 2014, as well as a decrease in inventory of $3.8 million compared with an increase of $725,000 in the prior year period.
Net cash used in investing activities was $2.2 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively, and related primarily to capital expenditures. Capital expenditures in the six months ended June 30, 2015 primarily focused on investments in our manufacturing operations and corporate research and development facilities in San Diego, California. Capital expenditures in the six months ended June 30, 2014 were primarily focused on investments in increased production capacity, including equipment for our manufacturing facility in San Diego, California, our contract manufacturing operations in Shenzhen, China, and our new manufacturing facility in Peoria, Arizona.
Net cash provided by financing activities was $122,000 for the six months ended June 30, 2015, compared with $3.2 million provided by financing activities for the same period in 2014. Net cash provided by financing activities in the six months ended June 30, 2015 primarily resulted from net proceeds from our at-the-market equity offering of $9.6 million after commissions and offering costs of $406,000 that was completed on June 11, 2015 and proceeds from exercises of employee stock options of $482,000, which were offset by net payments on long term and short term borrowings of $10.0 million. Net cash provided by financing activities in the six months ended June 30, 2014 primarily resulted from net proceeds from short term borrowings of $2.1 million and cash proceeds from exercises of employee stock options of $1.1 million.
Liquidity
As of June 30, 2015, we had approximately $25.0 million in cash and cash equivalents, and working capital of $64.9 million. We had a total of $5.9 million in debt outstanding to our previous lender as of June 30, 2015, which was paid in full on July 3, 2015. In July 2015, we entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit. The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables.
In addition, in June 2014, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to $125 million of our common stock, warrants, debt securities or units. On April 23, 2015,we entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we could sell, at our option, up to an aggregate of $10.0 million in shares of common stock through Cowen, as sales agent. Under the Sales Agreement, we agreed to pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock. On June 11, 2015, we completed the sale of approximately $10.0 million of our common stock and terminated the offering. Approximately 1.83 million shares were sold in the offering at an average share price of $5.46. The Company received net proceeds of $9.6 million after commissions and offering costs of $406,000.
As of June 30, 2015, the amount of cash and short-term investments held by foreign subsidiaries was $15.2 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate these funds at a rate of approximately 5%.
Credit Facilities
Revolving Line of Credit
On July 3, 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) and related agreements with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 100% of our equity interests in the Company’s Swiss subsidiary. The obligations under the Loan Agreement are guaranteed by the Swiss Subsidiary. The Revolving Line of Credit will mature on July 3, 2018, however, repayment of amounts owed pursuant to the Loan Agreement may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein. The financial covenants that we are required to meet during the term of the credit agreement include a minimum four-quarter rolling EBITDA, and a quarterly minimum liquidity ratio and cash requirement.
Amounts borrowed under the Revolving Line of Credit bear interest, payable monthly. Such interest shall accrue based upon, at our election, subject to certain limitations, either a Prime Rate plus a margin or the LIBOR Rate plus a margin, ranging from 0% to 0.50% or the LIBOR Rate plus a margin ranging from 2.75% to 3.25%, the specific rate for each as determined based upon our leverage ratio from time to time.
We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter.
Former Credit Facility
In December 2011, we obtained a revolving line of credit and an equipment term loan (the “Former Revolving Line of Credit”), and an equipment term loan (the “Equipment Term Loan”) (together, the “Former Credit Facility”). Borrowings under the Former Credit Facility bore interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. The Equipment Term Loan was available to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. During this period, we borrowed $5.0 million under the Equipment Term Loan.
The balance of the Equipment Term Loan was paid in full by the maturity date of April 30, 2015. As of June 30, 2015, $5.9 million was outstanding under the Former Revolving Line of Credit and the applicable interest rate was LIBOR plus 2.25% (2.5% as of June 30, 2015). Concurrently with entering into the Loan Agreement described above, on July 3, 2015, we repaid all outstanding loans under the Former Revolving Line of Credit and terminated the Former Credit Facility. We did not incur any early termination or prepayment penalties under the Former Credit Facility in connection with the above transactions.
Long-term borrowings
We have various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 1.9% to 5.1%. At June 30, 2015 and December 31, 2014, $62,000 and $82,000 respectively, was outstanding under these financing agreements.
Critical Accounting Estimates
We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2014.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In April 2015, the FASB proposed a one year deferral of the effective date which is still under consideration. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.
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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The update changes the presentation of debt issuance costs to a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual and interim reporting periods ending after December 15, 2015. Early adoption is permitted, and the new guidance is to be applied on a retrospective basis to all prior periods. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.
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
Foreign Currency Risk
Our primary foreign currency exposure is related to our subsidiary in Switzerland, Maxwell SA. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. As of June 30, 2015, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% on the foreign currency forward contracts would result in a hypothetical loss of $338,000, however, considering the offsetting impact of such a theoretical change in exchange rates on the underlying assets and liabilities being hedged, the hypothetical loss is only $1,000, which would be recorded in income from continuing operations in the consolidated statement of operations. For local currency debt carried by our Swiss subsidiary, the impact of a hypothetical 10% detrimental change in foreign currency exchange rates would result in a hypothetical loss of $6,000, which would be recorded in accumulated other comprehensive income on the consolidated balance sheet.
Interest Rate Risk
At June 30, 2015, we had approximately $5.9 million in debt, $5,000 of which is classified as long-term debt. Changes in interest rates may affect the consolidated balance sheet and statement of operations. The impact on earnings or cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $59,000 effect on interest expense.
Fair Value Risk
We had a net pension asset of $8.3 million at June 30, 2015 and $7.4 million at December 31, 2014. As of the last fair value measurement date of December 31, 2014, the net pension asset included plan assets with a fair value of $40.4 million. The plan assets consisted of 55% debt and equity securities, 40% real estate and 5% of cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors
The following risk factors update the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K (the "Annual Report") for the fiscal year ended December 31, 2014. Except as set forth below, there have been no material changes to the risk factors described in the Annual Report, which are incorporated herein by reference.
Our restructuring activities could result in management distractions, operational disruptions and other difficulties.
We have initiated restructuring and other exit activities in an effort to reduce costs and improve operational efficiency, and such efforts are expected to continue in the future. Our restructuring plan includes reductions-in-force, a U.S. manufacturing facility consolidation, and the potential divestiture of a product line. These actions are intended to better align our cost structure with near-term revenue, and also to improve engineering and operational efficiencies throughout the organization. Additional reductions- in-force and senior level employee replacements may be required as we continue to realign our business organization, operations and product lines. Our efforts to consolidate U.S. manufacturing operations may not be successful. For example, we may encounter issues with the quality and performance of products which are manufactured in an alternate facility where certain key manufacturing processes have not been practiced or qualified. Such difficulties, even if managed correctly, could result in delays in the actual consolidation of our manufacturing operations and therefore a delay in realizing anticipated reductions in expenses. Any restructuring efforts could also disrupt our ability to supply products to customers, detriment relationships with customers and other business partners, divert the attention of management away from other priorities, harm our reputation, expose us to increased risk of legal claims by terminated employees, increase our expenses, increase the workload placed upon remaining employees and cause employees to lose confidence in the future performance of the Company and decide to leave. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities or to remain competitive. Further, employees whose positions were or will be eliminated in connection with these restructuring activities or who otherwise determine to leave the Company may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of employment, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. We cannot guarantee that any restructuring activities undertaken in the future will be successful, or that we will be able to realize the anticipated cost savings and other anticipated benefits from our restructuring plans.
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
For example, as articulated in Item 3 - Legal Proceedings, we have several pending legal matters in the form of both government and regulatory investigations as well as civil lawsuits. Notably, we received a subpoena from the SEC on June 11, 2015 relating to an investigation into the underlying causes prompting the restatement of our 2011 and 2012 financial statements in 2013. The subpoena requests a range of documents, including documents relating to our revenue recognition practices and associated transactions and business relationships. We are unable at this time to predict the outcome of the investigation. It is possible that the investigation could lead to claims or findings of violations of securities laws. We will incur legal costs in connection with the investigation, and could incur other costs, damages or penalties, depending on the outcome. We are unable at this time to estimate the amount of the possible loss or range of loss that we may incur as a result of the investigation. Further, these lawsuits, including, notably the investigation by the SEC, could be both time-consuming and disruptive to our business and, our reputation could be harmed as a result of the allegations asserted in public statements and court documents throughout the course of the action. Consequently, our financial condition or operating results could be materially adversely affected.
Item 2, 3, 4 and 5 are not applicable and have been omitted

Item 6.	Exhibits

Exhibit Number	Description of Document

10.41	Ninth Amendment to Credit Note dated April 23, 2015, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

10.42	Tenth Amendment to Credit Note dated June 11, 2015, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

10.43	First Modification to Promissory Note dated June 11, 2015, between Maxwell Technologies, Inc. and Wells Fargo Bank, N.A. *

10.44	Loan and Security Agreement dated July 3, 2015 between Maxwell Technologies, Inc. and East West Bank (1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. *

_________

*	Filed herewith.

(1) Incorporated herein by reference to Registrant's Current Report on Form 8-K filed with the SEC on July 7, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	August 6, 2015	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	August 6, 2015	By:	/s/ David Lyle
David Lyle
Senior Vice President, Chief Financial Officer, Treasurer and Secretary