Form 10-Q
period 2015-09-30
MAXWELL TECHNOLOGIES INC
filed 2015-10-29
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of October 27, 2015 is 31,792,264 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2015

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2015, and the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
In addition, operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2015.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$24,813	$24,732
Restricted cash	400	—
Trade and other accounts receivable, net of allowance for doubtful accounts of $244 and $143, at September 30, 2015 and December 31, 2014, respectively	36,297	43,698
Inventories, net	40,841	44,856
Prepaid expenses and other current assets	3,378	2,426
Total current assets	105,729	115,712
Property and equipment, net	33,355	39,223
Goodwill	24,049	23,599
Pension asset	8,191	7,362
Other non-current assets	533	704
Total assets	$171,857	$186,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,616	$27,011
Accrued employee compensation	8,129	9,348
Deferred revenue and customer deposits	1,206	703
Short-term borrowings and current portion of long-term debt	47	15,549
Deferred tax liability	1,203	1,111
Total current liabilities	40,201	53,722
Deferred tax liability, long-term	5,453	3,304
Long-term debt, excluding current portion	59	20
Other long-term liabilities	3,125	2,601
Total liabilities	48,838	59,647
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 31,792 and 29,846 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,176	2,982
Additional paid-in capital	290,465	277,314
Accumulated deficit	(178,232)	(158,066)
Accumulated other comprehensive income	7,610	4,723
Total stockholders’ equity	123,019	126,953
Total liabilities and stockholders’ equity	$171,857	$186,600
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$45,076	$41,593	$117,542	$133,668
Cost of revenue	30,820	26,113	80,830	83,728
Gross profit	14,256	15,480	36,712	49,940
Operating expenses:
Selling, general and administrative	9,070	10,839	30,169	32,192
Research and development	5,781	6,923	19,629	19,317
Restructuring and exit costs	56	—	2,396	—
Total operating expenses	14,907	17,762	52,194	51,509
Loss from operations	(651)	(2,282)	(15,482)	(1,569)
Interest expense, net	25	49	189	116
Amortization of prepaid debt costs	5	5	12	15
Foreign currency exchange gains and losses, net	(97)	(6)	316	514
Loss from operations before income taxes	(584)	(2,330)	(15,999)	(2,214)
Income tax provision	865	962	4,167	1,940
Net loss	$(1,449)	$(3,292)	$(20,166)	$(4,154)
Net loss per share:
Basic and diluted	$(0.05)	$(0.11)	$(0.66)	$(0.14)
Weighted average common shares outstanding:
Basic and diluted	31,529	29,284	30,440	29,146
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014
Net loss	$(1,449)	$(3,292)	$(20,166)	$(4,154)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,750)	(7,119)	2,776	(6,487)
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax benefit of $2 for the three months ended September 30, 2015; net of tax benefit of $6 for the nine months ended September 30, 2015	9	—	27	—
Amortization of prior service cost, net of tax benefit of $7 for each of the three months ended September 30, 2015 and 2014; net of tax benefit of $21 for each of the nine months ended September 30, 2015 and 2014	27	28	84	86
Other comprehensive income (loss), net of tax	(2,714)	(7,091)	2,887	(6,401)
Comprehensive loss	$(4,163)	$(10,383)	$(17,279)	$(10,555)
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(20,166)	$(4,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,633	8,267
Amortization of intangible assets	153	153
Amortization of prepaid debt costs	12	15
Pension benefit	(60)	(77)
Stock-based compensation expense	2,906	2,934
Unrealized loss on foreign currency exchange rates	2,240	—
Provision for losses on accounts receivable	90	(27)
Provision for losses on inventory	424	604
Provision for warranties	854	594
Changes in operating assets and liabilities:
Trade and other accounts receivable	7,475	(1,294)
Inventories, net	3,672	(8,171)
Prepaid expenses and other assets	(911)	(538)
Pension asset	(487)	(554)
Accounts payable and accrued liabilities	1,750	4,906
Deferred revenue and customer deposits	508	2,158
Accrued employee compensation	(1,236)	1,561
Deferred tax liability, long term	2,161	—
Other long-term liabilities	512	(126)
Net cash provided by operating activities	8,530	6,251
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,779)	(5,195)
Net cash used in investing activities	(2,779)	(5,195)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(18,833)	(4,626)
Proceeds from long-term debt and short-term borrowings	3,040	6,292
Proceeds from sale of common stock, net of offering costs	9,565	—
Proceeds from issuance of common stock under equity compensation plans	876	1,430
Restricted cash - compensating balance	(400)	—
Net cash provided by (used in) financing activities	(5,752)	3,096
Increase in cash and cash equivalents	(1)	4,152
Effect of exchange rate changes on cash and cash equivalents	82	(4,001)
Increase in cash and cash equivalents	81	151
Cash and cash equivalents, beginning of period	24,732	30,647
Cash and cash equivalents, end of period	$24,813	$30,798
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
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, has three manufacturing facilities located in San Diego, California; Rossens, Switzerland; and Peoria, Arizona. In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment, which is comprised of three product lines:

•
Ultracapacitors: The Company’s primary focus, ultracapacitors, are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. The Company’s ultracapacitor cells, multi-cell packs and modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including automotive, bus, rail and truck in transportation and grid energy storage, and wind in renewable energy.

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
Reclassifications
Foreign currency exchange gains and losses have been reclassified from "cost of revenue" and "selling, general and administrative" expenses to "foreign currency exchange gains and losses, net" in the condensed consolidated statement of operations for the three and nine months ended September 30, 2014 to conform to the current period presentation. These reclassifications do not impact reported net loss and do not otherwise have a material impact on the presentation of the overall financial statements.
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
Restricted Cash
Restricted cash as of September 30, 2015 consists of a $400,000 cash balance on deposit to secure certain ongoing banking transactions.
Income Taxes
At September 30, 2015, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $64.2 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
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
Warranty Obligation
The Company provides warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of September 30, 2015 and December 31, 2014, the accrued warranty liability included in "accounts payable and accrued liabilities" in the consolidated balance sheets was $1.1 million and $716,000, respectively.
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

If the Company receives cash payment from the customer prior to the achievement of the revenue recognition criteria, the amount received from the customer is recorded as deferred revenue in the consolidated balance sheets. Total deferred revenue and customer deposits in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 was $1.2 million and $703,000, respectively, and relates to cash received from customers on sales for which the revenue recognition criteria had not been achieved, customer advances, as well as other less significant customer arrangements requiring the deferral of revenue.
Revenue from production-type contracts, which represent less than five percent of total revenue, is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred, excluding costs that are not representative of progress to completion, as a percentage of total costs anticipated.
Liquidity
As of September 30, 2015, the Company had approximately $24.8 million in cash and cash equivalents, and working capital of $65.5 million. In July 2015, the Company entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit which is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of September 30, 2015, there were no drawings under this revolving line of credit and the amount available was $20.4 million. Management believes the available cash balance, along with the available borrowings under the revolving line of credit, will be sufficient to fund operations, obligations as they become due, and capital investments for at least the next twelve months.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator
Net loss	$(1,449)	$(3,292)	$(20,166)	$(4,154)
Denominator
Weighted-average common shares outstanding	31,529	29,284	30,440	29,146
Net loss per share
Basic and diluted	$(0.05)	$(0.11)	$(0.66)	$(0.14)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Outstanding options to purchase common stock	956	701	956	701
Unvested restricted stock awards	263	543	263	543
Unvested restricted stock unit awards	870	168	870	168
Restructuring and Exit Costs
Restructuring and exit costs involve employee-related termination costs, facility exit costs and other costs associated with restructuring activities. The Company accounts for charges resulting from operational restructuring actions in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”) and ASC Topic 712, Compensation-Nonretirement Postemployment Benefits (“ASC 712”).
The recognition of restructuring costs requires the Company to make certain assumptions related to the amounts of employee severance benefits, the time period over which leased facilities will remain vacant and expected sublease terms and discount rates. Estimates and assumptions are based on the best information available at the time the obligation arises. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued in the consolidated balance sheet.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The Company is in the process of evaluating the transition method that will be elected and the impact of adoption on its consolidated financial statements.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance was issued to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. The core principle of this updated guidance is that an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in ASU 2015-11 apply to inventory that is measured using the first-in, first-out or average cost methods. ASU 2015-11 is effective for annual and interim reporting periods ending after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.
Note 2 – Balance Sheet Details (in thousands)
Inventories, net

	September 30, 2015	December 31, 2014

Raw materials and purchased parts	$22,803	$23,042
Work-in-process	3,398	2,522
Finished goods	18,097	23,311
Reserves	(3,457)	(4,019)
Total inventories, net	$40,841	$44,856

Goodwill
The change in the carrying amount of goodwill from December 31, 2014 to September 30, 2015 is as follows:

Balance at December 31, 2014	$23,599
Foreign currency translation adjustments	450
Balance at September 30, 2015	$24,049
Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2014	$8,359	$(3,636)	$4,723
Other comprehensive income before reclassification	2,776	—	2,776
Amounts reclassified from accumulated other comprehensive income	—	111	111	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the nine months ended September 30, 2015	2,776	111	2,887
Balance as of September 30, 2015	$11,135	$(3,525)	$7,610
Note 3 – Credit Facilities
Revolving Line of Credit
In July 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of September 30, 2015 the amount available under the Revolving Line of Credit was $20.4 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 100% of its equity interests in the Company’s Swiss subsidiary. The obligations under the Loan Agreement are guaranteed by the Swiss Subsidiary. The Revolving Line of Credit will mature on July 3, 2018; however, repayment of amounts owed pursuant to the Loan Agreement may be accelerated in the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein. The financial covenants that the Company is required to meet during the term of the credit agreement include a minimum four-quarter rolling EBITDA, a quarterly minimum quick ratio and a monthly cash requirement.
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
The Company is required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of September 30, 2015.
Former Credit Facility
In December 2011, the Company had obtained a secured credit facility in the form of a revolving line of credit (the “Former Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Former Credit Facility”). Borrowings under the Former Credit Facility bore interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at the Company's option subject to certain limitations. The Equipment Term Loan was available to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. During this period, the Company borrowed $5.0 million under the Equipment Term Loan. The balance of the Equipment Term Loan was paid in full by the maturity date of April 30, 2015. Concurrently with entering into the Loan Agreement described above, in July 2015, the Company repaid all outstanding loans under the Former Revolving Line of Credit and terminated the Former Credit Facility. The Company did not incur any early termination or prepayment penalties under the Former Credit Facility in connection with the above transactions.

Other Long-term Borrowings
The Company has various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 1.9% to 3.9%. At September 30, 2015 and December 31, 2014, $106,000 and $110,000, respectively, was outstanding under these financing agreements.
Note 4 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of September 30, 2015, the financial instruments to which this topic applied were foreign currency forward contracts. As of September 30, 2015, the fair value of these foreign currency forward contracts was a liability of $46,000 which is recorded in “accounts payable and accrued liabilities" in the consolidated balance sheet. The fair value of these derivative instruments is measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC. All forward contracts as of September 30, 2015 had approximately a one-month original maturity term and mature on November 3, 2015.
The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.
Note 5 – Foreign Currency Derivative Instruments
Maxwell uses forward contracts to hedge certain monetary assets and liabilities, primarily receivables, payables and cash balances, denominated in foreign currencies. The change in fair value of these forward contracts represents a natural hedge as gains and losses on these instruments partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. These forward contracts generally expire in one month. These contracts are considered economic hedges but are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instrument is recognized each period in the consolidated statement of operations.
The net gains and losses on foreign currency forward contracts included in "foreign currency exchange gains and losses, net" in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total gain (loss)	$(157)	$(2,715)	$2,242	$(3,055)
The net gains and losses on foreign currency forward contracts were offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in "foreign currency exchange gains and losses, net" in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total gain (loss)	$254	$2,721	$(2,558)	$2,505
As of September 30, 2015, the total notional amount of foreign currency forward contracts not designated as hedges was $899,000.
The following table presents gross amounts, amounts offset and net amounts presented in the condensed consolidated balance sheets for the Company's derivative instruments measured at fair value (in thousands):

	September 30, 2015	December 31, 2014
Gross amounts of recognized asset (liabilities)	$(59)	$(1,993)
Gross amounts offset in the condensed consolidated balance sheets	13	350
Net amount of recognized liability presented in the condensed consolidated balance sheets	$(46)	$(1,643)
The Company has the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. For additional information, refer to Note 4 – Fair Value Measurements.

Note 6 – Stock Plans
The Company has two active stock-based compensation plans as of September 30, 2015: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
Prior to 2011, the Company had issued stock options as the primary form of equity award to its employees. From 2011 to 2014, the Company granted restricted stock awards to employees as the primary form of equity award. In the second quarter of 2014, the Company began issuing restricted stock units to employees instead of restricted stock awards as the primary form of equity award.
In the first quarter of 2015, executives received three forms of equity awards, including stock options with time based vesting, restricted stock units with time based vesting and performance-based restricted stock units with vesting contingent on continued services and the achievement of specified financial performance targets. Non-executive employees received restricted stock units with time-based vesting.
It is typical for the Company to issue the majority of employee stock compensation grants in the first quarter of the year; other grants issued during the year are typically for new employees.
Stock Options
During the three months ended September 30, 2015, the Company granted 58,641 stock options which had an average grant date fair value per share of $4.72. During the nine months ended September 30, 2015, the Company granted 321,844 stock options which had an average grant date fair value per share of $6.72. No stock options were granted during the three months and nine months ended September 30, 2014. Compensation expense recognized for stock options for the three months ended September 30, 2015 and 2014 was $75,000 and $33,000, respectively, and $156,000 and $74,000, respectively, for the nine months ended September 30, 2015 and 2014. The fair value of the stock options granted during three months and nine months ended September 30, 2015 was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2015
Expected dividends	$—	$—
Exercise price	$4.72	$6.72
Expected volatility	60%	61%
Average risk-free interest rate	1.60%	1.59%
Expected life/term (in years)	5.0	5.0
Fair value per share	$2.44	$2.32
Restricted Stock Awards
Beginning in the second quarter of 2014, the Company ceased granting restricted stock awards and began granting restricted stock units to employees as part of its annual equity incentive award program. No restricted stock awards were issued during the three months and the nine months ended September 30, 2015, or the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company granted 255,600 shares under restricted stock awards which had an average grant date fair value per share of $14.20. The following table summarizes the amount of compensation expense recognized for restricted stock awards for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service-based restricted stock awards	$546	$696	$1,545	$1,834
Performance-based restricted stock awards	—	7	(44)	20
Total compensation expense recognized for restricted stock awards	$546	$703	$1,501	$1,854

Restricted Stock Units
Non-employee director restricted stock units
Non-employee directors receive an annual restricted stock unit award, normally in February of each year, as part of their annual retainer compensation, which vests one year from the date of grant. Additionally, new directors normally receive restricted stock unit awards upon their election to the board. Each restricted stock unit represents the right to receive one unrestricted share of the Company’s common stock upon vesting. During the three months ended September 30, 2015 and 2014, no restricted stock units were granted to non-employee directors. During the nine months ended September 30, 2015 and 2014, non-employee directors were granted a total of 93,212 and 65,891 restricted stock units, respectively, with an average grant date fair value per share of $7.08 and $9.03, respectively. Compensation expense recognized for non-employee director restricted stock units for the three months ended September 30, 2015 and 2014 was $171,000 and $146,000, respectively, and $459,000 and $467,000, respectively, for the nine months ended September 30, 2015 and 2014
Employee restricted stock units
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
During the three months ended September 30, 2015, the Company granted 40,190 service-based restricted stock units to employees with an average grant date value of $4.72. During the nine months ended September 30, 2015, the Company granted 715,073 restricted stock units to employees of which 500,242 were service-based restricted stock units with an average grant date value of $6.96 per share and 214,831 were performance-based restricted stock units with an average grant date fair value of $7.19 per share. During the nine months ended September 30, 2014 the Company granted 137,000 restricted stock units to employees of which 67,000 were service-based restricted stock units with an average grant date value of $15.17 per share and 70,000 were market-condition restricted stock units vesting upon the achievement of certain stock price thresholds and the completion of three years of continuous employment from the date of the grant with an average grant date fair value of $7.71 per share. During the three months ended September 30, 2014, the Company did not grant any employee restricted stock units.
The following table summarizes the amount of compensation expense recognized for employee restricted stock units for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service-based restricted stock units	$229	$51	$516	$83
Performance-based restricted stock units	(60)	—	(28)	$—
Market-condition restricted stock units	34	34	102	56
Total compensation expense recognized for employee restricted stock units	$203	$85	$590	$139
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
Compensation expense recognized for the ESPP for the three months ended September 30, 2015 and 2014 was $60,000 and $57,000, respectively, and was $200,000 and $400,000, respectively, for the nine months ended September 30, 2015 and 2014. The fair value of the ESPP shares for the three and nine months ended September 30, 2015 and 2014 was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected dividends	$—	$—	$—	$—
Exercise price	$5.42	$8.72	$5.83	$8.09
Expected volatility	68%	61%	58%	68%
Risk-free interest rate	0.01%	0.02%	0.08%	0.05%
Expected life/term (in years)	0.25	0.3	0.44	0.5
Fair value per share	$5.42	$2.37	$5.83	$5.89
Stock-Based Compensation Expense
Compensation cost for restricted stock awards, restricted stock units, stock options and the ESPP included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$186	$145	$539	$587
Selling, general and administrative	708	716	1,732	1,705
Research and development	161	150	635	642
Total stock-based compensation expense	$1,055	$1,011	$2,906	$2,934
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
Components of net periodic pension benefit are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$239	$211	$726	$645
Interest cost	83	174	251	532
Expected return on plan assets	(386)	(446)	(1,175)	(1,361)
Prior service cost amortization	34	35	105	107
Deferred loss amortization	11	—	33	—
Net periodic pension benefit	$(19)	$(26)	$(60)	$(77)

Employer contributions of $145,000 and $182,000 were paid during the three months ended September 30, 2015 and 2014, respectively. Employer contributions of $485,000 and $553,000 were paid during the nine months ended September 30, 2015 and 2014, respectively. Additional employer contributions of approximately $96,000 are expected to be paid during the remainder of fiscal 2015.
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
Federal Shareholder Derivative Matter
On April 23, 2013 and May 7, 2013, two shareholder derivative actions were filed in the United States District Court for the Southern District of California, entitled Kienzle v. Schramm, et al., Case No. 13-cv-0966 (S.D. Cal. filed April 23, 2013) and Agrawal v. Cortes, et al., Case No. 13-cv-1084 (S.D. Cal. filed May 7, 2013). The complaints named as defendants certain of the Company's current and former officers and directors and named the Company as a nominal defendant. The complaints alleged that the individual defendants caused or allowed the Company to issue false and misleading statements about its financial condition, operations, management, and internal controls and falsely represented that it maintained adequate controls. The complaints asserted causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits sought unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits, and other compensation, attorneys' and experts' fees, and costs and expenses. The court issued an order consolidating the two actions on October 30, 2013 under the heading In re Maxwell Technologies, Inc. Derivative Litigation. On September 19, 2014, the parties entered into a memorandum of understanding concerning settlement of this matter related to certain corporate governance reforms to be implemented and/or maintained by the Company. On December 10, 2014, the parties signed a stipulation of settlement and on March 16, 2015, the court granted final approval of the settlement and dismissed this action. On July 13, 2015, the court issued an order establishing a fee award of $1.1 million to be paid to the plaintiffs in exchange for the benefit bestowed upon the Company due to the corporate governance reforms, and on August 10, 2015, the Company’s insurance carrier paid this amount in full. Therefore, during the quarter ended September 30, 2015, the Company released an accrued liability it has previously recorded for the $1.1 million settlement amount, as well as a previously recorded receivable from its insurance carrier of $1.1 million as the Company’s insurance carrier was expected to cover this settlement.
State Shareholder Derivative Matter
On April 11, 2013 and April 18, 2013, two shareholder derivative actions were filed in California Superior Court for the County of San Diego, entitled Warsh v. Schramm, et al., Case No. 37-2013-00043884 (San Diego Sup. Ct. filed April 11, 2013) and Neville v. Cortes, et al., Case No. 37-2013-00044911-CU-BT-CTL (San Diego Sup. Ct. filed April 18, 2013). The complaints named as defendants certain of the Company's current and former officers and directors as well as its former auditor McGladrey LLP. The Company was named as a nominal defendant. The complaints alleged that the individual defendants made or caused the Company to make false and/or misleading statements regarding its financial condition, and failed to disclose material adverse facts about its business, operations and prospects. The complaints asserted causes of action for breaches of fiduciary duty for disseminating false and misleading information, failing to maintain internal controls, and failing to properly oversee and manage the Company, as well as for unjust enrichment, abuse of control, gross mismanagement, professional negligence and accounting malpractice, and aiding and abetting breaches of fiduciary duty. The lawsuits sought unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits and other compensation, attorneys' and experts' fees, and costs and expenses. On May 7, 2013, the court consolidated the two actions. On July 2, 2013, the Company filed a motion to stay the actions pending resolution of the federal derivative actions, which the state court granted on November 1, 2013. As a result of the settlement in the federal derivative action above, the parties filed a joint stipulation to dismiss this matter and, on May 13, 2015, the Court signed an order dismissing the matter with prejudice. The deadline to appeal this order lapsed on August 24, 2015.
Shareholder Inspection Letter
On April 9, 2013, Stephen Neville, a purported shareholder of the Company, sent a letter to the Company seeking to inspect its books and records pursuant to California Corporations Code Section 1601. The demand sought inspection of documents related to the Company's March 7, 2013 announcement that it would be restating its previously-issued financial statements for 2011 and 2012, board minutes and committee materials, and other documents related to its board or management discussions regarding revenue recognition from January 1, 2011 to the present. Pursuant to the stipulation of settlement in the federal shareholder derivative matter and following the settlement in the federal derivative action above, the parties filed a joint stipulation to dismiss this matter and, on May 12, 2015, the Court signed an order dismissing the matter with prejudice. The deadline to appeal this order lapsed on August 24, 2015.

Note 10 – Restructuring and Exit Costs
The Company has initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align the Company’s cost structure with the current business forecast and to improve operational efficiency. The plan also includes the potential divestiture of a product line. In connection with the restructuring plan, the Company expects to incur total restructuring and related charges of approximately $3.8 million. The anticipated charges include $2.1 million in facilities costs related to the consolidation of manufacturing operations, $1.2 million in employee severance costs, $375,000 in accelerated equipment depreciation expense and $125,000 in relocation costs. Upon completion of the plan, which is anticipated to be by the end of the first quarter of 2016, total cash expenditures related to restructuring activities are expected to be approximately $2.2 million. During the three and nine months ended September 30, 2015, the Company paid $650,000 and $768,000, respectively, in restructuring expenses.
The Company accounts for charges resulting from restructuring and exit activities in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”), and, ASC Topic 712, Compensation-Nonretirement Postemployment Benefits (“ASC 712”) for employee termination benefits to be paid in accordance with its ongoing employee termination benefit arrangement.
In June 2015, the Company had ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the current business forecast. As a result, in June 2015, the Company recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. The liability recorded related to the exit of this leased space was $1.2 million, before tax, and is a component of the total expected restructuring charge.
Restructuring charges for the three and nine months ended September 30, 2015 included $56,000 and $1.1 million, respectively, in employee severance costs for work force reductions. This amount included planned severance payments to be paid in consideration of past employee services under the Company’s ongoing employee termination benefit arrangement, which were probable of incurrence and estimable as of September 30, 2015.
For the three and nine months ended September 30, 2015, the Company recorded total charges related to its restructuring plan of $56,000 and $2.3 million, respectively, within "restructuring and exit costs", and recorded $125,000 and $310,000, respectively, of accelerated depreciation expense, within “cost of revenue”, in the condensed consolidated statements of operations. As of September 30, 2015, the Company had a $419,000 liability associated with employee severances recorded in “accrued employee compensation”, $277,000 of lease obligation costs recorded within “other current liabilities” and $845,000 of lease obligation costs recorded within "other long term liabilities” in the consolidated balance sheet.
The following table summarizes the restructuring and exit costs for the nine months ended September 30, 2015 (in thousands):

	Employee Severance Costs	Lease Obligation Costs	Other Exit Costs	Total
Costs incurred for the quarter ended June 30, 2015	$1,132	$1,208	$—	$2,340
Amounts paid for the quarter ended June 30, 2015	(118)	—	—	(118)
Amounts reserved at June 30, 2015	1,014	1,208	—	2,222
Additional costs incurred for the quarter ended September 30, 2015	149	—	—	149
Amounts paid for the quarter ended September 30, 2015	(650)	—	—	(650)
Amounts released and other non-cash adjustments for the quarter ended September 30, 2015	(93)	(86)	—	(179)
Amounts reserved at September 30, 2015	$420	$1,122	$—	$1,542

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Highlights of the Nine Months Ended September 30, 2015

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Off Balance Sheet Arrangements
Executive Overview
Maxwell is a global leader in developing, manufacturing and marketing energy storage and power delivery products for transportation, industrial, information technology and other applications and microelectronic products for space and satellite applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated. We believe that this “life-of-the-application” reliability gives our products a competitive advantage and enables them to command higher profit margins than commodity products. We have three product lines: ultracapacitors with applications in multiple industries, including transportation and renewable energy; high-voltage capacitors applied mainly in electrical utility infrastructure; and radiation-hardened microelectronic products for space and satellite applications.
Our primary objective is to grow revenue and profit margins by creating and satisfying demand for ultracapacitor-based energy storage and power delivery solutions. We are focusing on establishing and expanding market opportunities for ultracapacitors and being the preferred supplier for ultracapacitor products worldwide. We believe that the transportation industry represents the largest market opportunity for ultracapacitors, primarily for applications related to engine starting, electrical system augmentation, and braking energy recuperation and hybrid electric drive systems for transit vehicles, trucks and autos, and electric rail vehicles. Backup power and power quality applications, including instantly available power for uninterruptible power supply systems, and stabilizing the output of renewable energy generation systems may also represent significant market opportunities.
We also seek to expand market opportunities and revenue for our high-voltage capacitors. The market for high-voltage capacitors consists mainly of expansion, upgrading and maintenance of existing electrical utility infrastructure and new infrastructure installations in developing countries. Such installations are capital-intensive and frequently are subject to regulation, availability of government funding and general economic conditions.
In 2015, management initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align our cost structure with the current business forecast and to improve operational efficiency. We anticipate cost savings between $5 million and $6 million per year as a result of our restructuring activities, which we expect will be fully realized by the second quarter of 2016. We expect to incur total restructuring and related charges of approximately $3.8 million, which includes $3.4 million of restructuring and exit costs and accelerated equipment depreciation expense of $375,000. Upon completion of the plan, which is anticipated to be by the end of the first quarter of 2016, total cash expenditures related to restructuring activities are expected to be approximately $2.2 million. In addition, we expect to incur capital expenditures of $1.5 million required to facilitate the consolidation of operations.
In the third quarter of 2015, revenues were $45.1 million, representing an overall increase of 8% compared with $41.6 million in the same period one year ago. The increase is primarily attributable to higher revenue for our ultracapacitor products, for which revenue increased by 10% to $31.8 million in the third quarter of 2015 from $28.8 million in the third quarter of 2014, primarily due to sales growth in the Chinese hybrid transit vehicle market.
Revenues for our high voltage capacitor products were $10.3 million for the third quarter of 2015 compared with $10.4 million for the same period in the prior year. Revenues for our microelectronics products increased by $644,000 to $3.0 million for the third quarter of 2015 compared with $2.4 million for the same period in 2014, due to a growth in demand for these products.

Overall gross profit margin during the quarter decreased to 32% compared with 37% in the third quarter of 2014, primarily related to pricing changes in our ultracapacitor products as a result of competition in the Chinese hybrid transit vehicle market. Operating expenses in the third quarter of 2015 decreased to 33% of revenue, compared with 43% of revenue in the same period one year ago, primarily attributable to our restructuring and cost reduction efforts.
Going forward, we will continue to focus on growing our business and strengthening our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus will be to grow our ultracapacitor business by increasing sales into primary applications, including transportation, renewable energy and backup power. In order to achieve our growth objectives, we will need to overcome risks and challenges facing our business.
A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including some that are driven by government policies and subsidy programs. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit vehicle and wind energy markets, which are heavily dependent on government regulation and subsidy. These markets may decline or experience slower rates of growth when there are changes or delays in government policies and subsidy programs. In mid-2013, the Chinese government subsidy program which provided subsidies for diesel-electric hybrid transit vehicles concluded. The Chinese government then put into a place a new subsidy program which did not include subsidies for diesel-electric hybrid transit vehicles. However, our Chinese transit vehicle customers then began incorporating our ultracapacitor products into plug-in hybrid transit vehicles, which are subsidized by the new subsidy program. The current subsidy program is scheduled to expire at the end of 2015, although it may be renewed or replaced in the future.
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
Although we believe the long-term prospects for the automotive, wind and hybrid transit vehicle markets remain positive, we are pursuing growth opportunities for our products in other vertical markets, including applications for backup power, power quality, rail, grid and heavy vehicle engine starting in order to further diversify our market presence and augment our long-term growth prospects.
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
Highlights of the Nine Months Ended September 30, 2015
During the nine months ended September 30, 2015, we continued to focus on introducing new products, winning new customers, developing new product applications, adjusting production capacity, reducing costs to align with near-term revenue forecasts, and improving production and other operational processes. Some of these efforts are described below:

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

•
In March, we announced that our ultracapacitor-based ESM will be offered as a factory-installed option on new Kenworth T680 and T880 trucks. Kenworth is the first original equipment manufacturer to offer Maxwell's ESM as a factory-installed option.

•
In April, we introduced our 24-volt ultracapacitor-based ESM for industrial equipment. The new product expands Maxwell's Engine Starting Solutions line to build on the success of its 12-volt ESM and deliver those benefits to diesel engine vehicles used in transportation, construction, military, agricultural, forestry, mining and other industries.

•
In July, we announced that we had been selected as exclusive capacitive energy storage supplier to China Qingdao Sifang Rolling Stock Research Institute, a subsidiary of one of the largest rail vehicle manufacturers in the world. The strategic partnership agreement will examine multi-year collaboration activities between the two companies to jointly develop new application-specific, next-generation capacitive energy storage solutions.

•
In August, we announced that Peterbilt Motors Company, a leading designer and manufacturer of premium trucks, is now offering Maxwell's ultracapacitor-powered ESM on new Model 579 and 567 trucks as a factory-installed option.

•
In September, we announced that Continental Automotive Systems' Maxwell-powered voltage stabilization system will be a standard feature on 2016 Cadillac ATS and CTS sedans and ATS coupes, excluding the ATS-V, CTS-V and CT6 models. General Motors is the first North American automotive original equipment manufacturer to integrate the Continental ultracapacitor-based voltage stabilization as part of the enhanced start-stop system, which lowers fuel costs, improves performance and reduces emissions, delivering an overall superior owner-driver experience.

Results of Operations
The Quarter Ended September 30, 2015 Compared with the Quarter Ended September 30, 2014
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Quarter Ended
	September 30,
	2015	2014
Revenue	100%	100%
Cost of revenue	68%	63%
Gross profit	32%	37%
Operating expenses:
Selling, general and administrative	20%	26%
Research and development	13%	17%
Restructuring and exit costs	—%	—%
Total operating expenses	33%	43%
Loss from operations	(1)%	(6)%
Other expenses, net	—%	—%
Loss from operations before income taxes	(1)%	(6)%
Income tax provision	2%	2%
Net loss	(3)%	(8)%
Net loss reported for the three months ended September 30, 2015 was $1.4 million, or $0.05 per share, compared with net loss of $3.3 million, or $0.11 per share, in the same quarter one year ago. This decrease in loss was primarily driven by an increase in revenue of 8% to $45.1 million for the three months ended September 30, 2015 compared with $41.6 million for the same period of the prior year, and a decrease in operating expenses of 16% to $14.9 million for the three months ended September 30, 2015 from $17.8 million in the same period of the prior year. Partially offsetting the higher revenues and lower operating expenses was a decline in gross profit as a percent of revenue to 32% for the three months ended September 30, 2015, compared with 37% in the same quarter of the prior year.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the quarters ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Change	% Change
Revenue	$45,076	100%	$41,593	100%	$3,483	8%
Cost of revenue	30,820	68%	26,113	63%	4,707	18%
Gross profit	$14,256	32%	$15,480	37%	$(1,224)	(8)%
Revenue. In the third quarter of 2015, revenue increased 8% to $45.1 million, compared with $41.6 million in the same quarter one year ago. The increase in revenue was influenced primarily by higher revenues for our ultracapacitor product line which increased by 10% to $31.8 million in the third quarter of 2015 from $28.8 million in the third quarter of 2014. Of the increase in ultracapacitor product revenues, approximately $7.6 million was associated with an increase in the volume of ultracapacitor sales as well as a change in the mix of products sold, which was offset by approximately $4.1 million associated with decreases in prices for our ultracapacitor products.
Revenues for our high voltage products decreased slightly to $10.3 million for the third quarter of 2015, compared with $10.4 million for the same quarter one year ago. Revenues for our microelectronics products increased by $644,000 to $3.0 million for the third quarter of 2015 compared with $2.4 million for the third quarter of 2014, as revenue for this product line can vary widely based on the timing of governmental and commercial programs incorporating our products.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the quarter ended September 30, 2015 compared with the same period one year ago, revenue was negatively impacted by $458,000.
Gross Profit. In the third quarter of 2015, gross profit decreased $1.2 million or 8% to $14.3 million compared with $15.5 million in the third quarter of 2014. As a percentage of revenue, gross profit margin decreased to 32% in the third quarter of 2015 compared with 37% in the same quarter one year ago. Of the decrease in gross profit in absolute dollars, $4.1 million was associated with decreases in prices for our ultracapacitor products as well as a change in the mix of products sold, which was partially offset by $2.9 million associated with an increase in the volume of ultracapacitor products sold. The decrease in gross profit as a percentage of revenue was primarily due to a reduction in pricing for our ultracapacitor products.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the third quarter of 2015 and 2014 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	September 30, 2015		September 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$9,070	20%	$10,839	26%	$(1,769)	(16)%
Selling, general and administrative expenses were 20% of revenue for the third quarter of 2015, down from 26% in the same quarter in 2014, while total expenses decreased by $1.8 million, or 16%. The decrease in absolute dollars included a $1.4 million decrease in labor costs associated with reduced headcount as a result of our restructuring efforts and the elimination of our management bonus program for 2015. Additionally, consulting, travel and information systems expenses decreased by a total of $651,000 in the third quarter of 2015 compared with the same period in the prior year as a result of cost reduction efforts. Also, in the third quarter of 2015, we received a $475,000 refund of value-added-taxes related to our operations in China. These decreases were partially offset by an increase in external legal fees of $921,000 incurred in the third quarter of 2015 related to the ongoing U.S. Securities and Exchange Commission (SEC) and Foreign Corrupt Practices Act (FCPA) investigations. Selling, general and administrative expenses decreased to 20% of revenue for the third quarter of 2015, down from 26% for the same quarter in 2014, as expenses were lower and revenues were higher for the third quarter of 2015.
Research and Development Expense
The following table presents research and development expense for the third quarter of 2015 and 2014 (in thousands, except percentages):

	Quarter Ended		Quarter Ended
	September 30, 2015		September 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Research and development	$5,781	13%	$6,923	17%	$(1,142)	(16)%
Research and development expenses were 13% of revenue for the third quarter of 2015, down from 17% in the same quarter in 2014, while total expenses decreased by $1.1 million. The decrease in absolute dollars for the third quarter of 2015 was primarily a result of an increase in cost reimbursements under funded research and development programs of $682,000 and a $412,000 decrease in labor costs associated with reduced headcount as a result of our restructuring efforts as well as the elimination of our management bonus program for 2015. Research and development expenses decreased to 13% of revenue for the third quarter of 2015, down from 17% for the same quarter in 2014, as expenses were lower and revenues were higher for the third quarter of 2015.
Restructuring and Exit Costs
Management initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align our cost structure with the current business forecast and to improve operational efficiency. Total restructuring and exit charges are expected to be approximately $3.4 million, including $2.1 million in facilities costs related to the consolidation of manufacturing operations, $1.2 million in employee severance costs, and $125,000 in relocation costs. Upon completion of the plan, which is anticipated to be by the end of the first quarter of 2016, total cash expenditures related to restructuring activities are expected to be approximately $2.2 million. In addition, we expect to incur capital expenditures of $1.5 million required to facilitate the consolidation of operations.
Restructuring charges for the three months ended September 30, 2015 included $56,000 in employee severance costs for work force reductions. We paid $650,000 in employee severance costs during the three months ended September 30, 2015.
The following table summarizes the restructuring and exit costs for the three months ended September 30, 2015 (in thousands):

	Employee Severance Costs	Lease Obligation Costs	Other Exit Costs	Total
Amounts reserved at June 30, 2015	$1,014	$1,208	$—	$2,222
Additional costs incurred for the quarter ended September 30, 2015	149	—	—	149
Amounts paid for the quarter ended September 30, 2015	(650)	—	—	(650)
Amounts released and other non-cash adjustments for the quarter ended September 30, 2015	$(93)	$(86)	$—	$(179)
Amounts reserved at September 30, 2015	$420	$1,122	$—	$1,542
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax provision of $865,000 for the third quarter of 2015 compared with $962,000 for the same quarter in 2014. This provision is primarily related to income generated by our Swiss subsidiary.
At September 30, 2015, we have a cumulative valuation allowance of $64.2 million offsetting our worldwide net deferred tax assets of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
The Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Nine Months Ended
	September 30, 2015
	2015	2014
Revenue	100%	100%
Cost of revenue	69%	63%
Gross profit	31%	37%
Operating expenses:
Selling, general and administrative	25%	24%
Research and development	17%	14%
Restructuring and exit costs	2%	—%
Total operating expenses	44%	38%
Loss from operations	(13)%	(1)%
Other expense, net	—%	1%
Loss from operations before income taxes	(13)%	(2)%
Income tax provision	4%	1%
Net loss	(17)%	(3)%
Net loss reported for the nine months ended September 30, 2015 was $20.2 million, or $0.66 per share, compared with a net loss of $4.2 million, or $0.14 per share, in the same period one year ago. This increase in net loss was primarily driven by a decrease in revenue of 12% to $117.5 million for the nine months ended September 30, 2015 compared with $133.7 million for the same period of the prior year, and a decline in gross profit as a percent of revenue to 31% compared with 37% in the same period of the prior year. Additionally, the income tax provision increased to $4.2 million for the nine months ended September 30, 2015 from $1.9 million in the same period of the prior year, primarily associated with a $2.1 million deferred tax expense recorded in the second quarter of 2015 related to a change in the estimate of the amount of our foreign earnings considered permanently invested.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Nine months ended		Nine months ended
	September 30, 2015		September 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Revenue	$117,542	100%	$133,668	100%	$(16,126)	(12)%
Cost of revenue	80,830	69%	83,728	63%	(2,898)	(3)%
Gross profit	$36,712	31%	$49,940	37%	$(13,228)	(26)%
Revenue. In the nine months ended September 30, 2015, revenue decreased 12% to $117.5 million, compared with $133.7 million in the same period one year ago. The decrease in revenue was influenced primarily by lower revenues for our ultracapacitor product line which decreased by 19% to $77.2 million in the nine months ended September 30, 2015 from $94.7 million in the nine months ended September 30, 2014. Of the decline in ultracapacitor product revenues, approximately $11.1 million was associated with a decline in the volume of ultracapacitor sales as well as a change in the mix of products sold, and approximately $6.4 million was associated with decreases in prices for our ultracapacitor products.
Revenues for our high voltage products increased by $2.3 million to $32.8 million for the nine months ended September 30, 2015, compared with $30.5 million for the same period one year ago, primarily related to sales of newly developed products. Revenues for our microelectronics products decreased by $905,000 to $7.5 million for the nine months ended September 30, 2015 compared with $8.4 million for the nine months ended September 30, 2014, as revenue for this product line can vary widely based on the timing of governmental and commercial programs incorporating our products.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the quarter ended September 30, 2015 compared with the same period one year ago, revenue was negatively impacted by $1.3 million.
Gross Profit. In the nine months ended September 30, 2015, gross profit decreased $13.2 million, or 26%, to $36.7 million compared with $49.9 million in the nine months ended September 30, 2014. As a percentage of revenue, gross profit margin decreased to 31% in the nine months ended September 30, 2015 compared with 37% in the same period one year ago. Of the decrease in gross profit in absolute dollars, $2.9 million was due to a decline in the volume of products sold as well as a change in the mix of products sold, $3.9 million was related to higher product costs primarily due to lower production volumes, and $6.4 million was associated with decreases in prices for our ultracapacitor products. The decrease in gross profit as a percentage of revenue was primarily due to lower overall sales volumes, higher product costs due to lower production volumes, as well as the reduction in pricing for our ultracapacitor products.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Nine months ended		Nine months ended
	September 30, 2015		September 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$30,169	25%	$32,192	24%	$(2,023)	(6)%
Selling, general and administrative expenses were 25% of revenue for the nine months ended September 30, 2015, up from 24% in the same period in 2014, while total expenses decreased by $2.0 million, or 6%. The decrease in absolute dollars for the nine months ended September 30, 2015 included a $970,000 decrease in overall labor costs associated with reduced headcount as a result of our restructuring efforts and the elimination of our management bonus program for 2015, a $616,000 reduction in recruiting costs, a $587,000 decrease in travel costs, as well as other expense savings primarily as a result of our restructuring and cost reduction efforts. Also, in the third quarter of 2015, we received a $475,000 refund of value-added-taxes related to our operations in China. These decreases were partially offset by external legal fees of $1.2 million incurred in the nine months ended September 30, 2015 related to the ongoing SEC and FCPA investigations. Despite the decrease in absolute dollars, selling, general and administrative expenses increased to 25% of revenue for the nine months ended September 30, 2015, up from 24% for the same period in 2014, as revenues were lower for the nine months ended September 30, 2015.
Research and Development Expense
The following table presents research and development expense for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Nine months ended		Nine months ended
	September 30, 2015		September 30, 2014
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$19,629	17%	$19,317	14%	$312	2%
Research and development expenses were 17% of revenue for the nine months ended September 30, 2015, up from 14% in the same period in 2014, while total expenses increased by 2% or $312,000. The increase in absolute dollars was associated with an increase of $615,000 in labor costs as a result of hiring in the second half of 2014, and $542,000 in expense for product evaluation units used to support a grid energy storage demonstration project in 2015. These increases were offset by a $535,000 decrease in labor costs as a result of the elimination of our management bonus program for 2015. Research and development expenses increased to 17% of revenue for the nine months ended September 30, 2015, up from 14% for the same period in 2014, as both expenses were higher and revenues were lower for the nine months ended September 30, 2015.
Restructuring and Exit Costs
Management initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align our cost structure with the current business forecast and to improve operational efficiency. Total restructuring and exit charges are expected to be approximately $3.4 million, including $2.1 million in facilities costs related to the consolidation of manufacturing operations, $1.2 million in employee severance costs, and $125,000 in relocation costs. Upon completion of the plan, which is anticipated to be by the end of the first quarter of 2016, total cash expenditures related to restructuring activities are expected to be approximately $2.2 million. In addition, we expect to incur capital expenditures of $1.5 million required to facilitate the consolidation of operations.
Restructuring charges for the nine months ended September 30, 2015 include $1.2 million for future rent obligations, net of estimated sublease income, associated with the exit of a portion of a leased facility, and $1.2 million in employee severance costs for work force reductions. We paid $768,000 in employee severance costs during the nine months ended September 30, 2015.
The following table summarizes the restructuring and exit costs for the nine months ended September 30, 2015 (in thousands):

	Employee Severance Costs	Lease Obligation Costs	Other Exit Costs	Total
Costs incurred for the quarter ended June 30, 2015	$1,132	$1,208	$—	$2,340
Amounts paid for the quarter ended June 30, 2015	(118)	—	—	(118)
Amounts reserved at June 30, 2015	1,014	1,208	—	2,222
Additional costs incurred for the quarter ended September 30, 2015	149	—	—	149
Amounts paid for the quarter ended September 30, 2015	(650)	—	—	(650)
Amounts released and other non-cash adjustments for the quarter ended September 30, 2015	(93)	(86)	—	(179)
Amounts reserved at September 30, 2015	$420	$1,122	$—	$1,542

Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax provision of $4.2 million for the nine months ended September 30, 2015 compared with $1.9 million for the nine months ended September 30, 2014. As a result of changes in our business plans in the second quarter of 2015, we changed our estimate of the amount of foreign earnings considered permanently reinvested. Therefore, during the quarter ended June 30, 2015, we recorded a $2.1 million deferred tax expense for Swiss withholding taxes associated with undistributed earnings of our Swiss subsidiary that are no longer considered permanently reinvested. In the event that the Company repatriates these funds, these withholding taxes would become payable. The remaining amount of our income tax provision for the nine months ended September 30, 2015, and the income tax provision for the nine months ended September 30, 2014, is primarily related to income generated by our Swiss subsidiary.
At September 30, 2015, we have a cumulative valuation allowance of $64.2 million offsetting our worldwide net deferred tax assets of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	2015	2014
Total cash provided by (used in):
Operating activities	$8,530	$6,251
Investing activities	(2,779)	(5,195)
Financing activities	(5,752)	3,096
Effect of exchange rate changes on cash and cash equivalents	82	(4,001)
Increase in cash and cash equivalents	$81	$151
Net cash provided by operating activities was $8.5 million for the nine months ended September 30, 2015. Cash provided by operations relates primarily to the net loss of $20.2 million, which included non-cash charges of $15.3 million, and a decrease in accounts receivable of $7.5 million. The decrease in accounts receivable was primarily related to the high volume of sales in the fourth quarter of 2014 which were then collected in the first quarter of 2015. In addition, there was a decrease in inventory of $3.7 million primarily associated with efforts to reduce our inventory levels.
The increase in operating cash flows for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 relates primarily to the decrease in accounts receivable of $7.5 million for the nine months ended September 30, 2015 versus an increase of $1.3 million in accounts receivable for the nine months ended September 30, 2014. This is primarily due to the lower sales volume in the fourth quarter of 2013 compared with the fourth quarter of 2014, and therefore lower collections in the subsequent quarter. In addition, operating cash flows for the nine months ended September 30, 2015 included a net loss of $20.2 million, with non-cash charges of $15.3 million, compared with the same period in 2014 where operating cash flows included a net loss of $4.2 million, with non-cash charges of $12.5 million. Finally, there was a decrease in inventory of $3.7 million for the nine months ended September 30, 2015 compared with an increase of $8.2 million for the nine months ended September 30, 2014, as inventory was built up during this period to support fourth quarter sales.
Net cash used in investing activities was $2.8 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively, and related primarily to capital expenditures. Capital expenditures in the nine months ended September 30, 2015 primarily focused on investments in our manufacturing operations and corporate research and development facilities in San Diego, California. Capital expenditures in the nine months ended September 30, 2014 were primarily focused on investments in increased production capacity, including equipment for our manufacturing facility in San Diego, California, our contract manufacturing operations in Shenzhen, China, and our new manufacturing facility in Peoria, Arizona.

Net cash provided by financing activities was $5.8 million for the nine months ended September 30, 2015, compared with $3.1 million provided by financing activities for the same period in 2014. Net cash provided by financing activities in the nine months ended September 30, 2015 primarily resulted from net proceeds from our at-the-market equity offering of $9.6 million after commissions and offering costs of $406,000 that was completed on June 11, 2015 and proceeds from exercises of employee stock options of $876,000, which were offset by net payments on long term and short term borrowings of $15.8 million. Net cash provided by financing activities in the nine months ended September 30, 2014 primarily resulted from net proceeds from short term borrowings of $1.7 million and cash proceeds from exercises of employee stock options of $1.4 million.
Liquidity
As of September 30, 2015, we had approximately $24.8 million in cash and cash equivalents, and working capital of $65.5 million. All outstanding amounts due to our previous lender were paid in full on July 3, 2015. In July 2015, we entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit. The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of September 30, 2015, the amount available under the under the Revolving Line of Credit was $20.4 million. No amounts have been borrowed under this Revolving Line of Credit as of September 30, 2015.
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
As of September 30, 2015, the amount of cash and short-term investments held by foreign subsidiaries was $16.7 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate these funds at a rate of approximately 5%. We have accrued the tax expense associated with potential future repatriation of these funds.
Credit Facilities
Revolving Line of Credit
In July 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) and related agreements with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of September 30, 2015, the amount available under the Revolving Line of Credit was $20.4 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 100% of our equity interests in the Company’s Swiss subsidiary. The obligations under the Loan Agreement are guaranteed by the Swiss Subsidiary. The Revolving Line of Credit will mature on July 3, 2018; however, repayment of amounts owed pursuant to the Loan Agreement may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein. The financial covenants that we are required to meet during the term of the credit agreement include a minimum four-quarter rolling EBITDA, a quarterly minimum liquidity ratio and a minimum cash requirement.
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
We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of September 30, 2015.
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
The balance of the Equipment Term Loan was paid in full by the maturity date of April 30, 2015. Concurrently with entering into the Loan Agreement described above, in July 2015, we repaid all outstanding loans under the Former Revolving Line of Credit and terminated the Former Credit Facility. As of September 30, 2015, no balance was outstanding under the Former Revolving Line of Credit. We did not incur any early termination or prepayment penalties under the Former Credit Facility in connection with the above transactions.
Other long-term borrowings
We have various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 1.9% to 3.9%. At September 30, 2015 and December 31, 2014, $106,000 and $110,000 respectively, was outstanding under these financing agreements.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. We are in the process of evaluating the transition method that will be elected and the impact of adoption on our consolidated financial statements.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance was issued to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. The core principle of this updated guidance is that an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in ASU 2015-11 apply to inventory that is measured using the first-in, first-out or average cost methods. ASU 2015-11 is effective for annual and interim reporting periods ending after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. We do not expect that the adoption of this standard will have a material effect on our financial statements.
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
Foreign Currency Risk
Our primary foreign currency exposure is related to our subsidiary in Switzerland, Maxwell SA. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. As of September 30, 2015, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% on the foreign currency forward contracts would result in a hypothetical loss of $63,000, however, considering the offsetting impact of such a theoretical change in exchange rates on the underlying assets and liabilities being hedged, the hypothetical loss is only $41,000, which would be recorded in income from continuing operations in the consolidated statement of operations. For local currency debt carried by our Swiss subsidiary, the impact of a hypothetical 10% detrimental change in foreign currency exchange rates would result in a hypothetical loss of $11,000, which would be recorded in accumulated other comprehensive income on the consolidated balance sheet.
Interest Rate Risk
At September 30, 2015, we had no outstanding balance under our Revolving Line of Credit. We have various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 1.9% to 3.9%. At September 30, 2015, $106,000 was outstanding under these financing agreements, $59,000 of which is classified as long-term debt. As these borrowings are minor, changes in interest rates would not significantly impact our financial results.
Fair Value Risk
We had a net pension asset of $8.2 million at September 30, 2015 and $7.4 million at December 31, 2014. As of the last fair value measurement date of December 31, 2014, the net pension asset included plan assets with a fair value of $40.4 million. The plan assets consisted of 55% debt and equity securities, 40% real estate and 5% of cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For example, as articulated in Item 3 - Legal Proceedings, we have several pending legal matters in the form of both government and regulatory investigations as well as civil lawsuits. Notably, we received a subpoena from the SEC on June 11, 2015 relating to an investigation into the underlying causes prompting the restatement of our 2011 and 2012 financial statements in 2013. The subpoena requests a range of documents, including documents relating to our revenue recognition practices and associated transactions and business relationships. We are unable at this time to predict the outcome of the investigation. It is possible that the investigation could lead to claims or findings of violations of securities laws. We expect to incur substantial legal and administrative costs in connection with the investigation, and could incur other costs, damages or penalties, depending on the outcome. We are unable at this time to estimate the amount of the possible loss or range of loss that we may incur as a result of the investigation. Further, these lawsuits, including, notably the investigation by the SEC, could be both time-consuming and disruptive to our business and, our reputation could be harmed as a result of the allegations asserted in public statements and court documents throughout the course of the action. Consequently, our financial condition or operating results could be materially adversely affected.
Items 2, 3, and 4 are not applicable and have been omitted.

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
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. *

_________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	October 29, 2015	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	October 29, 2015	By:	/s/ David Lyle
David Lyle
Senior Vice President, Chief Financial Officer, Treasurer and Secretary