Form 10-K
period 2015-12-31
MAXWELL TECHNOLOGIES INC
filed 2016-02-17
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of Common Stock held by non-affiliates as of June 30, 2015 based on the closing price of the common stock on the NASDAQ Global Market was $186,068,190.
The number of shares of the registrant’s Common Stock outstanding as of February 12, 2016, was 31,849,932 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2015.

MAXWELL TECHNOLOGIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2015

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

•	risk that activist stockholders attempt to effect changes to our company which could adversely affect our corporate governance;

•	risk that our restructuring efforts may not be successful and that we may not be able to realize the anticipated cost savings and other benefits;

•	successful acquisition, development and retention of key personnel;

•	our ability to effectively manage our reliance upon certain suppliers of key component parts, specialty equipment and logistical services;

•	our ability to match production volume to actual customer demand;

•	our ability to manage product quality problems;

•	our ability to protect our intellectual property rights and to defend claims against us;

•	our ability to effectively identify, enter into, manage and benefit from strategic alliances;

•	occurrence of a catastrophic event at any of our facilities;

•	occurrence of a technology systems failure, network disruption, or breach in data security;

•	our ability to obtain sufficient capital to meet our operating or other needs; and,

•	our ability to manage and minimize the impact of unfavorable legal proceedings.
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
Introduction
Maxwell was incorporated under the name Maxwell Laboratories, Inc. in 1965. The Company made an initial public offering of common stock in 1983, and changed its name to Maxwell Technologies, Inc. in 1996. Today, we develop, manufacture and market energy storage and power delivery products for transportation, industrial, information technology and other applications and microelectronic products for space and satellite applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated. We believe that this “life-of-the-application” reliability gives our products a competitive advantage and enables them to command higher profit margins than commodity products. We focus on the following lines of high-reliability products:

•
Ultracapacitors: Our primary focus, ultracapacitors, are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. Our ultracapacitor cells, multi-cell packs and modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including automotive, bus, rail and truck in transportation, and grid energy storage and wind in renewable energy.

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
Our ultracapacitor products have become a standard and often preferred energy storage solution for transportation applications such as hybrid-electric transit buses and electric rail systems and industrial electronics applications such as wind energy, automated utility meters in smart grid systems and backup power for telecommunications and information technology installations.
To reduce manufacturing cost and improve the performance of our ultracapacitor products, we developed a proprietary, solvent-free, process to produce the carbon film electrode material that enhances product performance and durability and enables a favorable cost position versus competitors. As part of our offerings, we market electrode material to other ultracapacitor manufacturers. We have licensed our proprietary cell architecture to manufacturers in China, Taiwan and Korea to expand and accelerate acceptance of ultracapacitor products in large and rapidly growing global markets.

High-Voltage Capacitors
High-voltage grading and coupling capacitors and electronic voltage transformers are used mainly in the electric utility industry. Grading and coupling capacitors are key components of circuit breakers that prevent high-voltage arcing that can damage switches, step-down transformers and other equipment that transmits or distributes high-voltage electrical energy within electricity network infrastructure and also within high-voltage laboratories. Electronic voltage transformers measure voltage and power levels within electric utility infrastructure. The market for these products consists of expansion, upgrades and maintenance of existing infrastructure and new infrastructure installations in developing countries. Such initiatives are capital-intensive and frequently are subject to regulation, availability of government funding and prevailing economic conditions. North America has a large installed base of fragmented electric utility infrastructure, and has experienced power interruptions and supply problems. Utility deregulation, government budget deficits, and other factors have limited recent capital spending in what historically has been a very large market for utility infrastructure components. We believe that consolidation and changes in market dynamics will generate new opportunities. Projects to increase the availability of electrical energy in developing countries as well as infrastructure modernization and renovation in already developed countries may continue to increase demand for our high-voltage products and solutions in the years to come.
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
We are exploring opportunities to sell the net assets associated with our microelectronics product line which, if successful, could provide us with a cash infusion to support ongoing operations as well as investments in our business.
Business Strategy
Our primary objective is to significantly increase our revenue and profit margins by creating and satisfying demand for ultracapacitor-based energy storage and power delivery solutions. To accomplish this, we are focusing on:
Establishing and expanding market opportunities for ultracapacitors by:

•	Collaborating with key existing and prospective customers to develop ultracapacitor-based solutions for high-volume and high-value applications;

•	Demonstrating the efficiency, durability and safety of our ultracapacitor products through extensive internal and third-party testing;

•	Integrating mathematical models for ultracapacitors into simulation software used by system designers;

•	Participating in a broad array of working groups, consortia and industry standards committees to disseminate knowledge of, and promote the use of, ultracapacitors;

•	Manufacturing products that are environmentally compatible; and

•
Establishing technical and commercial relationships with value added partners within our target market segments and applications, including value added distributors, solution level integrators and tier 1 suppliers.

Becoming a preferred ultracapacitor supplier by:

•	Being a low-cost producer and demonstrating ultracapacitors’ value proposition;

•	Designing and manufacturing products with “life-of-the-application” durability;

•	Building a robust supply chain through global sourcing;

•	Achieving superior performance and manufacturing quality while reducing product and overall energy system cost;

•	Developing and deploying enabling technologies and systems, including cell balancing and integrated charging systems, among others;

•	Marketing high-performance, low-cost electrode material to other manufacturers; and

•	Establishing and maintaining broad and deep protections of key intellectual property.
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
Compared with electrolytic capacitors, which have very low energy storage capacity and discharge power overly rapidly to be suitable for many power delivery applications, ultracapacitors have much greater energy storage capacity and can deliver energy over time periods ranging from fractions of a second to several minutes.
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
Emerging applications, including electric power in vehicles, stabilization of renewable power including solar and wind, and highly reliable, maintenance-free, backup power for telecommunications, information technology and industrial installations, are creating significant opportunities for more efficient and reliable energy storage and power delivery products. In many applications, power demand varies widely from moment to moment, and peak power demand typically is much greater than the average power requirement. For example, automobiles require 10 times more power to accelerate than to maintain a constant speed, and forklifts require more power to lift a heavy pallet of material than to move from place to place within a warehouse.
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

We offer our ultracapacitor cells with capacitances ranging from 1 to 3,400 farads. Applications such as hybrid-electric bus, truck and auto drive trains, electric rail systems , renewables stabilization and uninterruptible power supply systems require integrated energy storage systems consisting of up to hundreds of ultracapacitor cells. To facilitate adoption of ultracapacitors for these larger systems, we have developed integration technologies, including proprietary electrical balancing and thermal management systems and interconnect technologies. We hold patents for certain of these technologies. We offer a broad range of standard multi-cell modules. Our current standard multi-cell products each incorporate from 6 to 60 of our cells to provide “plug and play” solutions for applications requiring from 16 to 160 volts, and these modules are designed to be linked together for higher voltage and higher power applications.
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
Through our acquisition in 2002 of Montena Components Ltd., now known as Maxwell Technologies SA, and its CONDIS® line of high-voltage capacitor products, Maxwell has more than 30 years of experience in this industry, and is the world’s largest producer of such products for use in utility infrastructure. Engineers with specific expertise in high-voltage systems develop, design and test our high-voltage capacitor products in our development and production facility in Rossens, Switzerland. Our high-voltage capacitors are produced through a proprietary assembly and automated winding and drying process to ensure consistent quality and reliability. Since our acquisition of this business, we have upgraded and expanded our high-voltage capacitor production facility and high end laboratory to double our output capacity and significantly shorten order-to-delivery intervals.
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
Manufacturing
Our internal manufacturing operations are conducted in production facilities located in San Diego, California; Peoria, Arizona; and Rossens, Switzerland. We have made substantial capital investments to outfit and expand our internal production facilities and incorporate mechanization and automation techniques and processes. We have trained our manufacturing personnel in advanced operational techniques, added information technology infrastructure and implemented new business processes and systems to increase our manufacturing capacity and improve efficiency, planning and product quality. Our ultracapacitor electrode material is produced at our Peoria facility. We outsource the assembly of our 60 mm diameter large cell ultracapacitors, and subsequently, assembly of large cell-based multi-cell modules to Belton Technology Group (“Belton”), a contract manufacturer with operations in Shenzhen, China. In 2011, Belton installed a new large cell assembly line that doubled its previous production capacity, and a third line was installed in 2013. In 2010, we outsourced assembly of our mid-size D-cell ultracapacitor products and D-cell-based multi-cell modules to Tianjin Lishen Battery Joint-Stock Co. Ltd. (“Lishen”), one of China’s largest producers of lithium-ion batteries, based in Tianjin. We believe that we have sufficient capacity to meet near-term demand for all of our product lines.

Ultracapacitors
We produce electrode material for our own ultracapacitor products, and for sale to other ultracapacitor manufacturers such as Yeong-Long Technologies Co., Ltd. (“YEC”) at our Peoria facility. In 2013, we completed a major electrode capacity expansion in our Peoria facility. This facility gives us sufficient capacity to support both our current ultracapacitor production requirements and external electrode demand in the near term. As demand increases, additional increments of electrode production capacity can be added within a year through the utilization of established equipment vendors.
We also produce our engine start module on production lines in our Peoria facility. As noted above, we have outsourced assembly of all other cell types and multi-cell modules to contract manufacturers in Asia. To reduce cost, simplify assembly and facilitate automation, we have designed our ultracapacitor products to incorporate lower-cost materials and to reduce both the number of parts in a finished cell and the number of manufacturing process steps required to produce them. We intend to continue using outsourced cell and module assembly in countries with low-cost labor, but plan to continue to produce our proprietary electrode material only in internal production facilities to ensure protection of our intellectual property.
High-Voltage Capacitors
We produce our high-voltage grading and coupling capacitors and electronic voltage transformers in our Rossens, Switzerland facility. We believe we are the only high-voltage capacitor producer that manufactures its products with stacking, assembly and automated winding processes. This enables us to produce consistent, high quality and highly reliable products, and gives us sufficient capacity to satisfy anticipated global customer demand. We operate the assembly portion of the manufacturing process using a “cell-based,” “just-in-time” design, allowing us to increase production capacity without adding direct labor, and significantly shortening order-to-delivery intervals.
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
We also have an alliance with YEC to assemble and market small cell ultracapacitor products. In addition, we sell electrode material to YEC, both for Maxwell-branded products and for incorporation into YEC’s own ultracapacitor products.
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
Ultracapacitors
Our ultracapacitor products have two types of competitors: other ultracapacitor suppliers and purveyors of energy storage and power delivery solutions based on batteries or other technologies. Although a number of companies are developing ultracapacitor products and technology, our principal competitors in the supply of ultracapacitor or supercapacitor products are Panasonic, a division of Matsushita Electric Industrial Co., Ltd., NessCap Co., Ltd., LS Mtron, a unit of LS Cable, Supreme Power Solutions Co., Ltd., Vina Technology Company, Ltd., Samxon, a unit of Man Yue Technology Holdings, Ltd., Skeleton Technologies, Yunasko, Ltd., and Ioxus, Inc. The key competitive factors in the ultracapacitor industry are price, performance (energy stored and power delivered per unit volume), durability and reliability, operational lifetime and overall breadth of product offerings. We believe that our ultracapacitor products and electrode material compete favorably with respect to all of these competitive factors. However, the hybrid transit vehicle market for ultracapacitors in China, a region which has historically represented a significant portion of our sales, has recently become more competitive with respect to pricing which has caused us to lower our prices to remain competitive. In addition, the recent increase in the number of competitors in the hybrid transit vehicle market in China may drive down our market share.
Ultracapacitors also compete with products based on other technologies, including advanced batteries in power quality and peak power applications, as well as with flywheels, thermal storage and batteries in backup energy storage applications. We believe that ultracapacitors’ durability, long life, performance and value give them a competitive advantage over these alternative choices in many applications. In addition, integration of ultracapacitors with some of these competing products may provide optimized solutions that neither product can provide by itself. For example, tier 1 auto parts supplier Continental AG designed a combined solution incorporating ultracapacitors with a battery for engine starting in a stop-start idle elimination system for “micro hybrid” autos which was introduced in 2010 and installed in more than one million cars by French automaker PSA Peugeot Citroen and was more recently introduced by General Motors for several models under the Cadillac brand.
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

Radiation-Hardened Microelectronic Products
Our radiation-hardened single-board computers and components compete with the products of traditional radiation-hardened integrated circuit suppliers such as Honeywell International Inc., BAE Systems plc and Cobham plc. We also compete with commercial integrated circuit suppliers with product lines that have inherent radiation tolerance characteristics, such as Texas Instruments Incorporated, Analog Devices, Inc. and Atmel Corporation in Europe. Our proprietary radiation-hardening technologies enable us to provide flexible, high function, cost-competitive, radiation-hardened products based on the most advanced commercial electronic circuits and processors. In addition, we compete with component product offerings from high reliability packaging houses such as Micross Components, Microsemi Corporation and Teledyne Microelectronics, a unit of Teledyne Technologies, Inc.
Research and Development
We maintain active research and development programs to improve existing products and to develop new products. For the year ended December 31, 2015, our research and development expenditures totaled approximately $24.7 million, compared with $26.3 million and $22.5 million in the years ended December 31, 2014 and December 31, 2013, respectively. In general, we focus our research and product development activities on:

•	designing and producing products that perform reliably for the life of the end products or systems into which they are integrated;

•	making our products less expensive to produce so as to improve our profit margins and to enable us to reduce prices to allow our products to penetrate new, price-enabled applications;

•	designing our products to have superior technical performance;

•	designing our products to be compact and light; and

•	designing new products that provide novel solutions to expand our market opportunities.
Most of our current research, development and engineering activities are focused on material science, including activated carbon, electrolyte, electrically conductive and dielectric materials, ceramics and radiation-tolerant silicon and ceramic composites to reduce cost and improve performance, reliability and ease of manufacturing. Additional efforts are focused on product design and manufacturing processes for high-volume manufacturing.
Ultracapacitors
The principal focus of our ultracapacitor development activities is to increase power and energy density, reduce internal resistance, extend operational life and reduce manufacturing cost. Our ultracapacitor designs focus on low-cost, high-capacity cells in standard sizes ranging from 1 to 3,400 farads, and corresponding multi-cell modules based on various form factors.
High-Voltage Capacitors
The principal focus of our high-voltage capacitor development efforts is to enhance performance and reliability while reducing the size, weight and manufacturing cost of our products. We also are directing our design efforts to develop high-voltage capacitors for additional applications and solutions.
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

Intellectual Property
We place a strong emphasis on inventing, protecting and exploiting proprietary technologies, processes and designs which bring intrinsic value and uniqueness to our product portfolio. We place a high priority on obtaining patents to provide the broadest and strongest possible protection for our products, technologies and other strategic initiatives. Our continued success will depend in part on our ability to protect our existing patents and to secure patent protection on developing technologies. As of December 31, 2015, we held 91 issued U.S. patents and 22 published pending U.S. patent applications which relate to our core technologies, processes and designs. Of these issued patents, 64 relate to our ultracapacitor products and technology, 6 relate to our high-voltage capacitor products and technology, and 21 relate to our microelectronics products and technology.
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
While our primary strategy for protecting our proprietary technologies, processes and designs is related to obtaining patents, we also apply for trademark registrations which identify us as the source of the products. Additionally, we promote our technologies, processes and designs in association with these registered trademarks to further distinguish our products from those of our competitors. As of December 31, 2015, we had 12 formal trademark registrations within the U.S.
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
Financial Information by Geographic Areas

	Years ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Revenues from external customers located in:
China	$87,856	53%	$89,143	48%	$92,817	48%
United States	20,836	12%	23,758	13%	29,090	15%
Germany	13,972	8%	16,384	9%	25,935	13%
All other countries (1)	44,708	27%	57,301	30%	45,692	24%
Total	$167,372	100%	$186,586	100%	$193,534	100%
_____________

(1)	Revenue from external customers located in countries included in “All other countries” do not individually comprise more than 10% of total revenues for any of the years presented.

	Years ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Long-lived assets:
United States	$22,267	69%	$28,013	72%	$33,740	74%
China	4,148	13%	4,991	13%	5,444	12%
Switzerland	6,021	18%	5,663	15%	6,422	14%
Total	$32,436	100%	$38,667	100%	$45,606	100%
Revenues by Product Line

	Years ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Ultracapacitors	$114,525	68%	$135,637	73%	$136,277	71%
High-voltage capacitors	41,718	25%	40,361	21%	43,339	22%
Microelectronic products	11,129	7%	10,588	6%	13,918	7%
Total	$167,372	100%	$186,586	100%	$193,534	100%

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
Backlog
Product backlog as of December 31, 2015 was approximately $18.1 million, compared with $18.9 million as of December 31, 2014. Backlog consists of firm orders for products that will be delivered within 12 months. The actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects as this amount is impacted by a number of factors including potential cancellations of orders by our customers.
Significant Customers
One customer, Shenzhen Xinlikang Supply China Management Co. Ltd., accounted for 19%, 20% and 22% of total revenues in the years ended December 31, 2015, 2014 and 2013, respectively.
Government Regulation
Due to the nature of our operations, including, notably, the use of hazardous substances in some of our manufacturing and research and development activities, we are subject to stringent federal, state and local laws, rules, regulations and policies governing workplace safety and environmental protection. These include the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In the course of our historical operations, materials or wastes may have spilled or been released from properties owned or leased by us or on or under other locations where these materials and wastes have been taken for disposal. These properties and the materials and wastes spilled, released, or disposed thereon are subject to environmental laws which may impose strict liability, without regard to fault of the original conduct, for remediation of contamination resulting from such releases. Under such laws and regulations, we could be required to remediate previously spilled, released, or disposed substances or wastes, or to make capital improvements to prevent future contamination. Failure to comply with such laws and regulations also could result in the assessment of substantial administrative, civil and criminal penalties and even the issuance of injunctions restricting or prohibiting our activities. It is also possible that implementation of stricter environmental laws and regulations in the future could result in additional costs or liabilities to us as well as the industry in general. While we believe we are in substantial compliance with existing environmental laws and regulations, we cannot be certain that we will not incur substantial costs in the future.
In addition, certain of our microelectronics products are subject to strict export regulations when they are sold to customers outside the U.S. We routinely obtain export licenses for such product shipments outside the U.S. In certain political situations, the U.S. agencies responsible for administering such export regulations may modify their policies regarding underlying licensing procedures, which could adversely affect our financial results.

Employees
As of December 31, 2015, we had 451 employees in five countries, as follows: 263 full-time, 2 part-time and 35 temporary employees in the U.S.; 84 full-time, 9 part-time and 15 temporary employees in Switzerland; 28 full-time and 4 temporary employees in China; 10 full-time employees in Germany, and 1 full-time employee in Korea. We are unable to estimate the percent of our Swiss employees that are members of a labor union, as Swiss law prohibits employers from inquiring into the union status of employees. We consider our relations with our employees to be amicable.
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
We have initiated restructuring and other exit activities in an effort to reduce costs and improve operational efficiency, and such efforts are expected to continue in the future. Our restructuring plan includes reductions-in-force, a U.S. manufacturing facility consolidation, and the potential divestiture of a product line. These actions are intended to better align our cost structure with near-term revenue, and also to improve engineering and operational efficiencies throughout the organization. Additional reductions- in-force and senior level employee replacements may be required as we continue to realign our business organization, operations and product lines. Our efforts to consolidate U.S. manufacturing operations may not be successful. For example, we may encounter issues with the quality and performance of products which are manufactured in an alternate facility where certain key manufacturing processes have not been practiced or qualified. Such difficulties, even if managed correctly, could result in delays in the actual consolidation of our manufacturing operations and therefore a delay in realizing anticipated reductions in expenses. Any restructuring efforts could also disrupt our ability to supply products to customers, detriment relationships with customers and other business partners, divert the attention of management away from other priorities, harm our reputation, expose us to increased risk of legal claims by terminated employees, increase our expenses, increase the workload placed upon remaining employees and cause employees to lose confidence in our future performance and decide to leave. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities or to remain competitive. Further, employees whose positions were or will be eliminated in connection with these restructuring activities or who otherwise determine to leave may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of employment, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. We cannot guarantee that any restructuring activities undertaken in the future will be successful, or that we will be able to realize the anticipated cost savings and other anticipated benefits from our restructuring plans.
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

For example, as articulated in Item 3 - Legal Proceedings, we have several pending legal matters in the form of both government and regulatory investigations. Notably, we received a subpoena from the SEC on June 11, 2015 relating to an investigation into the underlying causes prompting the restatement of our 2011 and 2012 financial statements in 2013. The subpoena requests a range of documents, including documents relating to our revenue recognition practices and associated transactions and business relationships. We are unable at this time to predict the outcome of the investigation. It is possible that the investigation could lead to claims or findings of violations of securities laws. We expect to incur substantial legal and administrative costs in connection with the investigation, and could incur other costs, damages or penalties, depending on the outcome. We are unable at this time to estimate the amount of the possible loss or range of loss that we may incur as a result of the investigation. Further, these lawsuits, including, notably the investigation by the SEC, could be both time-consuming and disruptive to our business and, our reputation could be harmed as a result of the allegations asserted in public statements and court documents throughout the course of the action. Consequently, our financial condition or operating results could be materially adversely affected.
Activist stockholders may attempt to effect changes to our company, which could adversely affect our corporate governance, results of operations and financial condition.
Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals. Responding to proxy contests and other actions by activist stockholders can generally be costly and time-consuming, disrupting our operations and diverting the attention of our board of directors and management from the pursuit of business strategies. Additionally, stockholder campaigns could result in corporate governance changes that could adversely affect our results of operations and financial condition. Any perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
A substantial percentage of our total revenue depends on the sale of products within a small number of vertical markets and a small number of geographic regions, and the decline in the size of a vertical market or reduction of consumption within a geographic region, could impede our growth and profitability.
Sales within a relatively small number of vertical markets and a small number of geographic regions make up a large portion of our revenues. Our ability to grow our sales within this limited number of markets and regions depends on our ability to compete on price, delivery and quality. If a particular market into which we sell experiences a decline, then our customers will decrease their own consumption of our products thereby reducing our revenues. For example, if consumers are no longer accepting of start-stop systems within passenger automobiles, then our direct customers will no longer consume products from us for incorporation into such applications. Additionally, a substantial portion of our revenues stems from sales to customers within a limited number of geographic regions including, notably, China and the United States. If certain factors were to arise including, for example, a catastrophic event or shift in economic health and stability within a particular region, then customers within these regions may reduce their consumption of our products resulting in reduced revenues for us.
Many of our customers are currently the benefactors of government funding or government subsidies.
Our products are currently sold into a limited number of vertical markets, some of which are either directly funded by or partially subsidized with government funding. Our ultracapacitor products provide numerous technology and environmental benefits for many of the applications in which our customers are using these products. As the use of our technology in certain applications is still relatively immature, the costs associated with producing the products is high as compared with the more mature solutions. However, many government entities have determined that they view certain prevailing interests, including, for example, reduction of pollution, to outweigh the economic costs associated with incorporating these clean technologies and therefore are willing to allocate government funding to encourage companies to produce goods which reduce pollution and energy consumption. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit vehicle and wind energy markets, which are heavily dependent on government regulation and subsidy. These markets may experience slower rates of growth when there are changes or delays in government policies and subsidy programs that support our sales into these markets. At the end of 2015, the Chinese government subsidy program which provided subsidies for large diesel-electric hybrid buses was renewed for 2016, but at a reduced reimbursement rate. Additionally, in 2016, the Chinese government put into a place a new subsidy program for medium diesel-electric hybrid buses, however, we are unsure if we will be able to capture the benefit of this new program. For 2016, we may see variability in revenue as a result of uncertainty regarding how the new China government subsidy will impact our sales into the hybrid transit vehicle market.

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
Downward pressures on product pricing or changes to our product mix could adversely impact our financial condition and operating results, and such pressures or changes could even result in loss of revenue in exchange for avoidance of gross margin pressures.
We strive to manage gross margin for the products we sell. There can be no assurance that targeted gross margin percentage levels will be achieved. In general, gross margins will remain under downward pressure due to increased competition as well as a potential shift in our sales mix to lower margin business. For example, if we increase sales of our products into markets which traditionally have lower margin rates than our current business, such as the automotive market, we may be forced to reduce our margins to remain competitive. Further, we are beginning to experience significant downward pricing pressure in the Chinese hybrid transit vehicle market, which has historically represented a significant portion of our sales, as a result of changes in the government subsidy program and other market factors. If our cost reduction efforts do not keep pace with these price pressures, or if we continue to pursue certain vertical markets and reduce our margins to maintain or increase sales, then we could experience degradation in our overall profit margins. In addition, gross margins could be negatively impacted by an increase in raw materials, components and labor costs, or by changes to our product mix.
Our business is subject to risks related to its international operations including the risk that we will be unable to adequately comply with the changing rules and regulations in countries where our business is conducted.
We derive a significant portion of our revenue and earnings from international operations. Such operations outside the U.S. are subject to special risks and restrictions, including: fluctuations in currency values and foreign currency exchange rates, import and export requirements and trade policy, anti-corruption laws, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls and cash repatriation restrictions, data privacy requirements, labor laws, anti-competition regulations, and other potentially detrimental domestic and foreign governmental practices or policies affecting U.S. companies doing business abroad. Compliance with these U.S. and foreign laws and regulations increases the costs of doing business in foreign jurisdictions and these costs may continue to increase in the future as a result of changes in such laws and regulations or in their interpretation. Furthermore, we have implemented policies and procedures designed to ensure compliance with these laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies. For example, in 2014, based upon events occurring in the Ukraine, the U.S. Department of State and U.S. Department of Commerce instituted a policy to not issue export licenses for product shipments to Russia. Under this new policy, our products which require export licenses, including, notably, our microelectronics products, are restricted from being shipped to customers within Russia without such export licenses. Any violations of rules and regulations could individually or in the aggregate materially adversely affect our financial condition or operating results. Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.
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
As a result of our extensive international operations and significant revenue generated outside the U.S., the dollar amount of our current and future revenues, expenses and debt may be materially affected by fluctuations in foreign currency exchange rates. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales in Europe as well as non-U.S. dollar denominated operating expenses incurred throughout the world. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings, and generally could lead us to raise international pricing, potentially reducing demand for our products. In some circumstances, due to competition or other reasons, we may decide not to raise local prices to the full extent to offset unfavorable exchange rate fluctuations, or at all, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies, while generally beneficial to our foreign currency-denominated sales and earnings, could cause us to realize a reduction in our overall gross margin as the U.S. dollar value of our foreign currency-denominated expenses increases. As a result of the recent inflation in the value of the Swiss Franc against many other currencies, the prices for our high-voltage products, which are denominated primarily in Swiss Francs, became less affordable to customers that trade in these other currencies. This may result in a decrease in sales of our high-voltage products, or we could be required to reduce our prices, and thereby our profit margins, to maintain our market share.
Our business activities are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery laws. If we fail to comply with anti-bribery laws and regulations, we could be subject to civil and/or criminal penalties as well as further expenses related to an additional internal investigation.
Due to our status as a U.S. issuer, we are subject to the FCPA, which prohibits companies from making, promising or offering improper payments or other things of value to foreign officials for the purpose of obtaining or retaining business or a business advantage. In January 2011, we reached settlements with the SEC and Department of Justice (“DOJ”) with respect to charges asserted regarding certain payments made to an independent third-party sales agent in China for our high-voltage capacitor products produced by our Swiss subsidiary, Maxwell SA. As a result, we were required to pay monetary fines totaling $14.4 million, and to implement additional remedial measures to strengthen our compliance program concerning anti-bribery.
Due to our operations in Switzerland, we are subject to Swiss anti-bribery regulations. In August 2013, our Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office. Based upon our exposure to the case, we believe this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. Our failure to achieve a favorable result in these proceedings could have a material adverse impact on our financial condition and results of operations.
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
The successful management of new market applications and new product and technology introductions will be necessary for our growth.
Given our position as the technology leader for certain products, solutions and technologies we offer, we have a considerable number of new product and technology concepts in the pipeline. A critical component of our growth strategy is dependent upon our ability to effectively and accurately determine which new products, applications or technologies to pursue. Pursuing product or technology applications targeted at a specific customer base should enable our products to cross over from a more narrow range of acceptance by early technology adopters to acceptance by a majority of customers in the application space. Commercial success frequently depends on being the first provider to identify the applicable market opportunities. Consequently, if we are not able to fund our research and development activities appropriately and deliver new products or technologies which address the needs of the markets we serve on a timely basis, our growth prospects will be harmed. Additionally, we must balance the benefits of gaining market acceptance in new or existing markets with the goal of optimizing growth and profitability. That is, it is critical to ensure that the products, technologies and markets we select for development are aimed at large volume or high profile applications which can provide a significant return on our investment. If we fail to identify and pursue the appropriate markets for our products and technologies, our growth potential and operating results could be adversely affected.

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
Our business has grown rapidly in recent years. This growth has placed, and any future growth would continue to place, a significant strain on our limited personnel, management and other resources, especially when attempting to balance operating expense management with growth objectives. Also, due to the technical expertise needed by our personnel, we face risks related to managing the addition of personnel in such a growth environment. We may fail to accurately gauge the growth in personnel required at the appropriate time without incurring the additional cost of the additional personnel before they are needed. We will also need to determine how to best add this new talent and transfer information and know-how without sacrificing the ongoing demands of the business. For example, each new hire will need to learn quickly about our products and technologies. Since there is limited information available in the public domain, this information will need to be passed from existing personnel to new personnel all while the existing personnel continue to complete their ongoing job duties. Additionally, our ability to grow management talent below the senior executive level will be imperative to achieving our goals. In a smaller organization, the senior executive management team is capable of handling and being involved in several tasks and decision making forums. However, as we make significant progress toward meeting our growth targets, the time constraints will be felt more severely by the senior executive team and some of the tasks they are currently capable of handling on their own will need to be transferred to the management team reporting to them. Accordingly, growing the next level of management and identifying key personnel for succession planning will become critical to our ongoing success.
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
In the case of our ultracapacitor products, we sell relatively new technology which could contain defects in design or manufacture, or could be implemented incorrectly in the end use application. As a direct consequence of the immaturity of this technology, we are still learning about the technology and the potential quality issues that could arise during operation in certain applications. Additionally, we are still learning, along with our customers, how the products will operate in the systems into which our customers are incorporating our products. Consequently, we are not always capable of anticipating the quality or implementation problems which the products may experience in the field. Products sold into high performance environments such as heavy transportation, automotive markets or grid infrastructure installations could experience additional operating characteristics that could unexpectedly interfere with the intended operation of our products. For example, if the end use application is in an environment which subjects the products to levels of vibration above our internal design and qualification levels, then the products could fail to achieve the customer’s performance requirements. With this sometimes limited understanding of the application and operation of our products in varying end user implementations, our customers may perceive our products as exhibiting quality problems, which could harm our reputation. We strive to respond quickly in addressing the concerns of our customers by modifying our products and assisting our customers in designing new implementation or installation strategies to achieve higher performance characteristics or to satisfy new or modified applications of our products. As such, the release time of next generation products or application solutions can be relatively quick and we may assume additional risks associated with expediting the release of new or modified products.
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

Even if protection is obtained, competitors or others in the chain of commerce may raise legal challenges to our rights or illegally infringe our rights, including through means that may be difficult to prevent or detect. For example, a certain portion of our IP portfolio is related to unique process steps performed during the manufacture of our products which are not readily recognizable in the physical embodiment of the final product. It may be difficult to identify and prove that a competitor is infringing on our rights to such process steps. Further, we are required to divulge certain of our IP to our business partners to enable them to provide quality products or raw materials to us or enable the exploitation and success of strategic partnerships. To the extent that such disclosure occurs in China or other jurisdictions in which the ability to protect IP is more limited, existing or new competitors in this region could begin to use our IP in the development of their own products, which could reduce our competitive edge. Even in jurisdictions in which IP is highly valued, and therefore protected, the financial burden of asserting or defending our IP rights could prove to be cost prohibitive for us thereby putting us in a position in which we must sacrifice our competitive edge.
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
We depend upon our reputation to compete for customers, suppliers, investors, strategic partners and personnel. Unfavorable publicity can damage our reputation and negatively impact our economic performance. Our restatement of our prior periods financial statements contained within our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the underlying business causes of such restatement, could damage our reputation. For example, on June 11, 2015, we received a subpoena from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the restated financial statements. We are currently providing information to the SEC in response to that subpoena and continue to cooperate with the SEC. At this stage, we cannot predict the ultimate outcome of this investigation and, consequently, there can be no assurance that unfavorable publicity arising from the forgoing will not have a material adverse effect on our business.
We may not be able to obtain sufficient capital to meet our operating or other needs, which could require us to change our business strategy and result in decreased profitability and a loss of customers.
We believe that in the future we may need a substantial amount of additional capital for a number of potential purposes in furtherance of our strategic missions and growth objectives. For example, to meet potential growth in demand for our products, particularly for our ultracapacitor products, we will need significant resources for customized production equipment. Further, additional capital may be required to execute on our strategies related to continued expansion into commercial markets, development of new products and technologies, and acquisitions of new or complementary businesses, product lines or technologies. Cash generated by our operations may not be sufficient to cover these investments.
While we currently have access to a credit facility from East West Bank, we must still comply with certain conditions, including, notably, certain financial covenants, in order to have access to such funds. If adequate funds are not available when needed, we may be required to change or delay our planned growth, which could result in decreased revenues and profits and loss of customers. Also, if we are to raise additional funds by issuing equity, the issuance of additional shares will result in dilution to our current stockholders. If additional financing is accomplished by the issuance of debt, the service cost, or interest, will reduce net income or increase net loss, and we may also be required to issue warrants to purchase shares of common stock in connection with issuing such debt.
Unfavorable results of legal proceedings could materially adversely affect us.
We are subject to various legal proceedings and claims that have arisen out of the ordinary conduct of our business and are not yet resolved, and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and could cause significant expense and diversion of management attention. From time to time, we are involved in major lawsuits concerning intellectual property, torts, contracts, shareholder litigation, administrative and regulatory proceedings and other matters, as well as governmental inquiries and investigations, the outcomes of which may be significant to our results of operations and may limit our ability to engage in our business activities. In recognition of these considerations, we may enter into material settlements to avoid ongoing costs and efforts in defending or pursuing a matter. Should we fail to prevail in certain matters, or should several of these matters be resolved against us upon similar timing, we may be faced with significant monetary damages or injunctive relief against us that could adversely affect our business, financial condition and operating results. While we have insurance related to our business operations, it may not apply to or fully cover any liabilities we incur as a result of these lawsuits. We record reserves for potential liabilities where we believe the liability to be probable and reasonably estimable. However, our actual costs may be materially different from these estimates.
For example, as articulated in Item 3 - Legal Proceedings, we have several pending legal matters in the form of both government and regulatory investigations. These investigations could, in addition to requiring the payment of monetary penalties as well as other indemnification obligations, be both time-consuming and disruptive to our business. Additionally, our reputation could be harmed as a result of the allegations asserted in public statements and court documents throughout the course of the action. Consequently, our financial condition or operating results could be materially adversely affected.

Our ability to use our net operating losses is dependent upon the generation of future taxable income, and the absence of significant ownership changes to our common stock.
As of December 31, 2015, we had U.S. federal tax and state tax net operating loss carryforwards of approximately $152.9 million and $61.2 million, respectively. Realization of any benefit from our tax net operating losses is dependent on both our ability to generate future taxable income before our net operating loss carryforwards expire, as well as the absence of certain “ownership changes” to our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. The issuance of shares of our common stock, including the issuance of shares of common stock upon future conversion or exercise of outstanding stock options, could cause such an “ownership change.” Such limitations triggered by an “ownership change,” in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating loss carryforwards to offset any future taxable income.
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
Our primary operations are located in San Diego, California; Peoria, Arizona; and Rossens, Switzerland. In San Diego, we occupy a 45,000 square foot manufacturing facility under a lease that expires in July 2017. In addition, we have a 36,400 square foot facility in San Diego for our principal research and development operations under a lease that expires in December 2018. We also occupy a 30,500 square foot corporate office located in San Diego under a lease that expires in December 2022 and we have one additional five-year renewal option thereafter. Our Peoria, Arizona facility occupies 123,000 square feet under a lease that expires in June 2022 and we have two additional five-year options thereafter. We also lease a research, manufacturing and marketing facility in Rossens, Switzerland occupying 60,800 square feet under a lease that expires in December 2019 and we have two additional five-year renewal options thereafter.
We have a 9,600 square foot sales office in Shanghai, China under a lease expiring in December 2016, and have a priority right with the landlord to renew the lease term for this facility. We also have small sales offices in Munich, Germany and Seoul, South Korea.

We believe that we have sufficient space to support forecasted increases in production volume and that our facilities are adequate to meet our needs for the foreseeable future. For additional information regarding our expected capital expenditures in fiscal 2016, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.
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
FCPA Matter
In January 2011, we reached settlements with the SEC and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other securities laws violations. We paid the monetary penalties under these settlements in installments such that all monetary penalties were paid in full by January 2013. With respect to the DOJ charges, a judgment of dismissal was issued in the U.S. District Court for the Southern District of California on March 28, 2014.
On October 15, 2013, we received an informal notice from the DOJ that an indictment against the former Senior Vice President and General Manager of our Swiss subsidiary had been filed in the United States District Court for the Southern District of California. The indictment is against the individual, a former officer, and not against the Company and we do not foresee that further penalties or fines could be assessed against us as a corporate entity for this matter. However, we may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendant and to incur other financial obligations. While we maintain directors’ and officers’ insurance policies which are intended to cover legal expenses related to our indemnification obligations in situations such as these, we cannot determine if and to what extent the insurance policy will cover the legal fees for this matter. Accordingly, the legal fees that may be incurred by us in defending this former officer could have a material impact on our financial condition and results of operation.
Swiss Bribery Matter
In August 2013, our Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office. At the end of the search, the Swiss federal prosecutor presented us with a listing of the materials gathered by the representatives and then removed the materials from our premises for keeping at the prosecutor’s office. Based upon the our exposure to the case, we believe this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. During initial discussions, the Swiss prosecutor has acknowledged both the existence of our deferred prosecution agreement ("DPA") with the DOJ and our cooperation efforts thereunder, both of which should have a positive impact on discussions going forward. Additionally, other than the activities previously reviewed in conjunction with the SEC and DOJ matters under the FCPA, we have no reason to believe that additional facts or circumstances are under review by the Swiss authorities. In late March 2015, we were informed that the Swiss prosecutor intended to inform the parties in April 2015 as to whether the prosecutor’s office would bring charges or abandon the proceedings. However, to date, the Swiss prosecutor has not issued its formal decision. At this stage in the investigation, we are currently unable to determine the extent to which we will be subject to fines in accordance with Swiss bribery laws and what additional expenses will be incurred in order to defend this matter. As such, we cannot determine whether there is a reasonable possibility that a loss will be incurred nor can we estimate the range of any such potential loss. Accordingly, we have not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.
Government Investigations
In early 2013, we voluntarily provided information to the United States Attorney's Office for the Southern District of California and the SEC related to our announcement that we intended to file restated financial statements for fiscal years 2011 and 2012. On June 11, 2015, we received a subpoena from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the restated financial statements. We are providing information to the SEC in response to that subpoena and continue to cooperate with the SEC. At this stage, we cannot predict the ultimate outcome of this investigation or whether it will result in any loss. Accordingly, we have not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on our financial condition and results of operation.

Federal Shareholder Derivative Matter
On April 23, 2013 and May 7, 2013, two shareholder derivative actions were filed in the United States District Court for the Southern District of California, entitled Kienzle v. Schramm, et al., Case No. 13-cv-0966 (S.D. Cal. filed April 23, 2013) and Agrawal v. Cortes, et al., Case No. 13-cv-1084 (S.D. Cal. filed May 7, 2013). The complaints named as defendants certain of our current and former officers and directors and named us as a nominal defendant. The complaints alleged that the individual defendants caused or allowed us to issue false and misleading statements about our financial condition, operations, management, and internal controls and falsely represented that we maintained adequate controls. The complaints asserted causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits sought unspecified damages, an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures, restitution and disgorgement of profits, benefits, and other compensation, attorneys' and experts' fees, and costs and expenses.. The court issued an order consolidating the two actions on October 30, 2013 under the heading In re Maxwell Technologies, Inc. Derivative Litigation. On September 19, 2014, the parties entered into a memorandum of understanding concerning settlement of this matter related to certain corporate governance reforms to be implemented and/or maintained by us. On December 10, 2014, the parties signed a stipulation of settlement and on March 16, 2015, the court granted final approval of the settlement and dismissed this action. On July 13, 2015, the court issued an order establishing a fee award of $1.1 million to be paid to the plaintiffs in exchange for the benefit bestowed upon us due to the corporate governance reforms, and on August 10, 2015, our insurance carrier paid this amount in full.
State Shareholder Derivative Matter
On April 11, 2013 and April 18, 2013, two shareholder derivative actions were filed in California Superior Court for the County of San Diego, entitled Warsh v. Schramm, et al., Case No. 37-2013-00043884 (San Diego Sup. Ct. filed April 11, 2013) and Neville v. Cortes, et al., Case No. 37-2013-00044911-CU-BT-CTL (San Diego Sup. Ct. filed April 18, 2013). The complaints named as defendants certain of our current and former officers and directors as well as its former auditor McGladrey LLP. We were named as a nominal defendant. The complaints alleged that the individual defendants made or caused us to make false and/or misleading statements regarding our financial condition, and failed to disclose material adverse facts about our business, operations and prospects. The complaints asserted causes of action for breaches of fiduciary duty for disseminating false and misleading information, failing to maintain internal controls, and failing to properly oversee and manage the Company, as well as for unjust enrichment, abuse of control, gross mismanagement, professional negligence and accounting malpractice, and aiding and abetting breaches of fiduciary duty. The lawsuits sought unspecified damages, an order directing us to take all necessary actions to reform and improve our corporate governance and internal procedures, restitution and disgorgement of profits, benefits and other compensation, attorneys' and experts' fees, and costs and expenses. On May 7, 2013, the court consolidated the two actions. On July 2, 2013, we filed a motion to stay the actions pending resolution of the federal derivative actions, which the state court granted on November 1, 2013. As a result of the settlement in the federal derivative action referenced above, the parties filed a joint stipulation to dismiss this matter and, on May 13, 2015, the court signed an order dismissing the matter with prejudice. The deadline to appeal this order lapsed on August 24, 2015.
Shareholder Inspection Letter
On April 9, 2013, Stephen Neville, a purported shareholder of the Company, sent a letter to us seeking to inspect our books and records pursuant to California Corporations Code Section 1601. The demand sought inspection of documents related to our March 7, 2013 announcement that we would be restating our previously-issued financial statements for 2011 and 2012, board minutes and committee materials, and other documents related to our board or management discussions regarding revenue recognition from January 1, 2011 to the present. Pursuant to the stipulation of settlement in the federal shareholder derivative matter and following the settlement in the federal derivative action above, the parties filed a joint stipulation to dismiss this matter and, on May 12, 2015, the court signed an order dismissing the matter with prejudice. The deadline to appeal this order lapsed on August 24, 2015.

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

	High	Low
Year Ended December 31, 2015
First Quarter	$9.30	$6.29
Second Quarter	8.29	4.85
Third Quarter	6.18	4.06
Fourth Quarter	8.04	5.33
Year Ended December 31, 2014
First Quarter	$16.15	$7.04
Second Quarter	18.43	12.79
Third Quarter	15.67	8.30
Fourth Quarter	12.03	7.06
As of February 12, 2016, there were 286 registered holders of our common stock, and 242 registered holders of restricted common stock that was granted under our equity compensation plans. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
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
The selected consolidated financial data presented below is for each fiscal year in the five-year period ended December 31, 2015. The financial data for the years ended December 31, 2015, 2014, and 2013 is derived from, and is qualified by reference to, the audited consolidated financial statements that are included in this Annual Report on Form 10-K. The financial data for the years ended December 31, 2012 and 2011 is derived from audited, consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$167,372	$186,586	$193,534	$159,258	$147,176
Net income (loss)	$(22,333)	$(6,272)	$6,340	$7,174	$(1,438)
Net income (loss) per share
Basic	$(0.73)	$(0.21)	$0.22	$0.25	$(0.05)
Diluted	$(0.73)	$(0.21)	$0.22	$0.25	$(0.05)

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$172,013	$186,600	$190,087	$176,472	$154,746
Cash and cash equivalents	$24,382	$24,732	$30,647	$28,739	$29,289
Short-term borrowings and current portion of long-term debt	$42	$15,549	$7,914	$9,452	$5,431
Long-term debt, excluding current portion	$49	$20	$100	$83	$68
Stockholders’ equity	$119,176	$126,953	$140,210	$124,933	$101,044
Shares outstanding	31,782	29,846	29,563	29,162	28,174

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations for the years ended December 31, 2015, 2014 and 2013 should be read in conjunction with our consolidated financial statements and the related notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. In addition, the discussion contains forward-looking statements that are subject to risks and uncertainties, including estimates based on our judgment. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, deferred income taxes, pension assets and liabilities, the incurrence of warranty obligations, stock compensation expense, impairment of goodwill, strategies, future revenues and other operating results, cash balances and access to liquidity, the probability that the performance criteria of equity awards will be met and accruals for estimated losses from legal matters. For further discussion regarding forward looking statements, see the section of this Annual Report on Form 10-K entitled Special Note Regarding Forward-Looking Statements.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	2015 Highlights

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Critical Accounting Estimates

•	Impact of Inflation

•	Recent Accounting Pronouncements

•	Off Balance Sheet Arrangements
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
Our primary objective is to grow revenue and profit margins by creating and satisfying demand for ultracapacitor-based energy storage and power delivery solutions. We are focused on establishing and expanding market opportunities for ultracapacitors and being the preferred supplier for ultracapacitor products worldwide. We believe that the transportation industry represents the largest market opportunity for ultracapacitors, primarily for applications related to braking energy recuperation and torque-augmentation systems for hybrid-electric buses, trucks and autos and electric rail vehicles, vehicle power network smoothing and stabilization, engine starting systems for internal combustion vehicles and burst power for stop-start idle elimination systems. Backup power and power quality applications, including instantly available power for uninterruptible power supply systems, and stabilizing the output of renewable energy generation systems may also represent significant market opportunities.
We also seek to expand market opportunities and revenue for our high-voltage capacitor products. The market for high-voltage capacitors consists mainly of expansion, upgrading and maintenance of existing electrical utility infrastructure and new infrastructure installations in developing countries. Such installations are capital-intensive and frequently are subject to regulation, availability of government funding and general economic conditions.

In 2015, management initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align our cost structure with the current business forecast and to improve operational efficiency. We anticipate cost savings between $5 million and $6 million per year as a result of our restructuring activities, which we expect will be fully realized by the second quarter of 2016. In connection with the restructuring plan, we expect to incur total restructuring charges between $2.6 million and $3.3 million. The anticipated charges include approximately $1.2 million to $1.9 million in facilities costs related to the consolidation of manufacturing operations, $1.3 million in employee severance costs and $125,000 in relocation costs. We also expect to incur $560,000 in accelerated equipment depreciation expense related to the restructuring. Upon completion of the plan, which is anticipated to be substantially completed by the end of the first quarter of 2016, total cash expenditures related to restructuring activities are expected to be approximately $1.4 million. During the year ended December 31, 2015, we paid $1.0 million in restructuring expenses. In addition to restructuring expenses, we expect to incur approximately $1.6 million in capital expenditures associated with restructuring activities.
In 2015, revenues were $167.4 million compared with $186.6 million in 2014, representing an overall decrease of 10%. The decrease is primarily attributable to lower revenues for our ultracapacitor products, for which revenue decreased by 16% to $114.5 million in 2015 from $135.6 million in 2014. The decrease was primarily related to decreased sales for rail transit, wind energy, automotive and other markets in 2015. For sales into the hybrid transit vehicle market, while sales volume increased in 2015, changes in the China government subsidy program and other market factors caused us to lower pricing, above historical annual price reduction levels. Revenues for our high-voltage capacitor products increased by $1.4 million to $41.7 million in 2015 compared with $40.4 million in 2014. Revenues for our microelectronics products increased by $541,000 to $11.1 million in 2015 compared with $10.6 million in 2014.
Overall gross profit margin for fiscal year 2015 decreased to 30% compared with 37% in 2014, primarily related to lower prices for our ultracapacitor products sold into the hybrid transit vehicle market as a result of changes in the China government subsidy program and other market factors. Operating expenses increased to 41% of revenue for 2015 from 38% of revenue for 2014 primarily due to the decrease in revenues as well as restructuring expenses incurred in 2015.
As of December 31, 2015, we had cash and cash equivalents of $24.4 million. Management believes that this available cash balance will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months. In addition, we have a revolving line of credit available up to a maximum of $25.0 million, and we have not borrowed any amounts under this facility to date. In the future, we may decide to supplement existing cash and planned cash flow from operations by borrowing funds or by issuing additional debt or equity.
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
A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including some that are driven by government policies and subsidy programs. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit bus and wind energy markets, which are heavily dependent on government regulation and subsidy. These markets may decline or experience slower rates of growth when there are changes or delays in government policies and subsidy programs. In mid-2013, the Chinese government subsidy program which provided subsidies for diesel-electric hybrid buses concluded. The Chinese government then put into a place another subsidy program which did not include subsidies for diesel-electric hybrid buses. However, our Chinese bus customers then began incorporating our ultracapacitor products into plug-in hybrid buses, which were subsidized by the revised subsidy program. At the end of 2015, the Chinese government subsidy program was renewed for 2016, but at a reduced reimbursement rate. For 2016, we may see variability in revenue as a result of uncertainty regarding how the new China government subsidy will impact our sales into the hybrid transit vehicle market.
More recently, we are beginning to experience pricing pressure in the Chinese hybrid transit vehicle market, which has historically represented a significant portion of our sales, as a result of changes in the government subsidy program and other market factors. In order to remain competitive, we may be required to lower our prices and provide more favorable sales terms to our customers. We remain focused on reducing the cost of producing our ultracapacitors in order to offset in part the lower prices we may be required to offer in this particular market. However, initially, our cost reduction efforts are not expected to fully offset the impact of these lower prices.
Although we believe the long-term prospects for the automotive, wind and hybrid transit markets remain positive, we are pursuing growth opportunities for our products in other vertical markets, including applications for backup power, power quality, rail, grid and heavy vehicle engine starting, in order to further diversify our market presence and augment our long-term growth prospects.

Other significant risks and challenges we face include the ability to achieve profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; difficulties in executing our restructuring plan; and hiring, developing and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on developing new products and promoting the value proposition of our products versus competing technologies and trying to grow our revenues and profits in the years to come.
2015 Highlights
During 2015, we continued to focus on introducing new products, winning new customers, new product applications, increasing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes. Some of these efforts are described below:

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

•
In October, we announced that our ultracapacitors have been selected by CAF Power & Automation, a global manufacturer of railway vehicles and equipment, as a standard component of the energy-storage system ACR (Rapid Charge Accumulator) used to power light-rail cars. Among the latest projects, CAF's ACR energy-storage system will be used on the first 100 percent catenary-free light-rail line currently under construction in Kaohsiung, Taiwan, and in new tramways for an existing rail line in Tallinn, Estonia for energy-saving purposes.

Results of Operations
The following table presents certain statement of operations data expressed as a percentage of revenue for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Total revenue	100%	100%	100%
Cost of revenue	70%	63%	61%
Gross profit	30%	37%	39%
Operating expenses:
Selling, general and administrative	24%	24%	23%
Research and development	15%	14%	12%
Restructuring and exit costs	2%	—%	—%
Total operating expenses	41%	38%	35%
Operating income (loss)	(11)%	(1)%	4%
Other income, net	—%	—%	—%
Income (loss) from operations before income taxes	(11)%	(1)%	4%
Income tax provision	2%	2%	1%
Net income (loss)	(13)%	(3)%	3%
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Net loss reported for 2015 was $22.3 million, or $0.73 per share, compared with net loss of $6.3 million, or $0.21 per diluted share, in 2014. This increase in net loss was primarily driven by a decrease in revenue of 10% in 2015 to $167.4 million compared with $186.6 million in 2014, and a decline in gross profit as a percentage of revenue to 30% in 2015 from 37% in 2014. Total operating expenses increased to 41% of revenue in 2015 compared with 38% in 2014.
Revenue and Gross Profit
The following table presents revenue, cost of revenue and gross profit for the years ended December 31, 2015 and 2014 (in thousands, except percentage):

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Revenue	$167,372	100%	$186,586	100%	$(19,214)	(10)%
Cost of revenue	116,410	70%	118,143	63%	(1,733)	(1)%
Gross profit	$50,962	30%	$68,443	37%	$(17,481)	(26)%
Revenue in 2015 decreased 10% to $167.4 million, compared with $186.6 million in 2014. The decrease in revenue was influenced primarily by lower revenues for our ultracapacitor product line, which were $114.5 million in 2015 compared with $135.6 million in the prior year. The decrease was primarily related to decreased sales for rail transit, wind energy, automotive and other markets in 2015.
With regard to the impact of changes in price and volume, while sales volume into the hybrid transit vehicle market increased in 2015, changes in the China government subsidy program and other market factors caused us to lower pricing, above historical annual price reduction levels. For 2016, we may see variability in revenue as a result of uncertainty regarding how the new China government subsidy will impact our sales into the hybrid transit vehicle market.
Revenue from our high-voltage capacitor products totaled $41.7 million for 2015, an increase of 3% from the $40.4 million recorded in 2014, primarily related to sales of newly developed products in 2015. Revenues from our microelectronic products totaled $11.1 million for 2015, up 5% from the $10.6 million recorded in 2014, as revenue for this product line can vary based on the timing of governmental and commercial programs incorporating our products.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during 2015 compared with 2014, revenue was negatively impacted by $2.0 million.

The following table presents revenue mix by product line for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Ultracapacitors	68%	73%
High-voltage capacitors	25%	21%
Microelectronics products	7%	6%
Total	100%	100%
Gross profit decreased $17.5 million, or 26%, to $51.0 million in 2015 compared with $68.4 million in 2014. The decrease in gross profit in absolute dollars was primarily associated with lower revenues as well as lower prices for our ultracapacitor products sold into the Chinese hybrid transit vehicle market.
As a percentage of revenue, gross profit decreased to 30% in 2015 compared with 37% in 2014. The decrease in gross profit as a percentage of revenue was primarily due to the reduction in pricing for our ultracapacitor products.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the years ended December 31, 2015 and 2014 (in thousands, except percentage):

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$40,758	24%	$43,022	24%	$(2,264)	(5)%
Selling, general and administrative expenses were 24% of revenue for 2015, consistent with 24% in 2014, while total expenses decreased by $2.3 million, or 5%, in 2015 compared with 2014. The decrease in absolute dollars included a $1.0 million decrease in overall labor costs associated with reduced headcount as a result of our restructuring efforts and the elimination of our management bonus program for 2015. In addition, there was a $1.1 million reduction in recruiting costs, a $711,000 decrease in travel costs, a $698,000 decrease in consulting costs, a $538,000 decrease in information technology and facilities costs, as well as other expense savings, primarily related to our restructuring and cost reduction efforts. Also, in the third quarter of 2015, we received a $475,000 refund of value-added-taxes related to our operations in China. These decreases were partially offset by an increase in legal fees of $2.6 million incurred in 2015 due to the ongoing SEC and FCPA investigations. Despite the decline in absolute dollars, selling, general and administrative expenses were 24% of revenue for 2015, consistent with 24% for 2014, as a result of lower revenue for 2015.
Research and Development Expense
The following table presents research and development expense for the years ended December 31, 2015 and 2014 (in thousands, except percentage):

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Research and development	$24,697	15%	$26,320	14%	$(1,623)	(6)%
Research and development expenses were 15% of revenue for 2015, up from 14% in 2014, while total expenses decreased by $1.6 million, or 6% in 2015 compared with 2014. The decrease in absolute dollars was associated with an increase in third-party funding under cost-sharing arrangements of $1.5 million and a decrease of $675,000 in information technology and facilities costs due to cost control efforts in connection with our restructuring. These decreases in expense were partially offset by an increase in expense of $447,000 for product evaluation units used to support a grid energy storage demonstration project in 2015. Despite the decline in absolute dollars, research and development expenses increased to 15% of revenue in 2015, up from 14% in 2014, as a result of lower revenue for 2015.

Restructuring and Exit Costs
During the year ended December 31, 2015, management initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align our cost structure with the current business forecast and to improve operational efficiency. In connection with the restructuring plan, we expect to incur total restructuring and related charges between $2.6 million and $3.3 million. The anticipated charges include approximately $1.2 million to $1.9 million in facilities costs related to the consolidation of our manufacturing operations, $1.3 million in employee severance costs and $125,000 in relocation costs. We also expect to incur $560,000 in accelerated equipment depreciation expense related to the restructuring. Upon completion of the plan, which is anticipated to be substantially completed by the end of the first quarter of 2016, total cash expenditures related to restructuring activities are expected to be approximately $1.4 million. During the year ended December 31, 2015, we paid $1.0 million in restructuring expenses related to employee severance costs.
Restructuring charges for the year ended December 31, 2015 include $1.2 million for future rent obligations, net of estimated sublease income, associated with the exit of a portion of a leased facility, and $1.3 million in employee severance costs for work force reductions.
The following table summarizes the restructuring and exit costs for the year ended December 31, 2015 (in thousands):

Year ended December 31, 2015	Employee Severance Costs	Lease Obligation Costs	Total
Costs incurred	$1,439	$1,208	$2,647
Amounts paid	(1,010)	—	(1,010)
Accruals released	(135)	—	(135)
Other non-cash adjustments	—	(165)	(165)
Restructuring Liability as of December 31, 2015	$294	$1,043	$1,337
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income taxes and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax provision of $4.6 million for the year ended December 31, 2015 compared with $4.3 million for the year ended December 31, 2014. This provision is primarily related to taxes on income generated by our Swiss subsidiary. As a result of changes in our financial projections, we changed our estimate of amounts considered permanently reinvested. Therefore, in the years ended December 31, 2015 and 2014, we recorded a deferred tax liability of $2.1 million and $1.6 million, respectively, associated with $41.7 million and $31.8 million, respectively, of unremitted earnings of a foreign subsidiary that are no longer considered indefinitely reinvested. In the event that we repatriate these funds, this withholding tax would become payable to the Swiss government.
At December 31, 2015, we have a cumulative valuation allowance recorded offsetting our worldwide net deferred tax assets of $68.1 million, of which the significant majority represents the valuation allowance on our U.S. net deferred tax assets. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
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

Revenue and Gross Profit
The following table presents revenue, cost of revenue and gross profit for the years ended December 31, 2014 and 2013 (in thousands, except percentage):

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Revenue	$186,586	100%	$193,534	100%	$(6,948)	(4)%
Cost of revenue	118,143	63%	118,244	61%	(101)	—%
Gross profit	$68,443	37%	$75,290	39%	$(6,847)	(9)%
Revenue in 2014 decreased 4% to $186.6 million, compared with $193.5 million in 2013. Ultracapacitor product revenue was $135.6 million in 2014, compared with $136.3 million in the prior year. However, revenues in 2013 included the $11.3 million related to the recognition of revenue on prior year’s ultracapacitor shipments, net of amount shipped in 2013 for which revenue was deferred at the end of the year. In 2014, ultracapacitor sales for rail transit, wind energy, and automotive applications increased significantly, which was offset by a decline in sales for Chinese hybrid transit vehicle applications. The decline in sales in the Chinese hybrid transit vehicle market primarily related to the expiration of a Chinese government subsidy program for diesel-electric hybrid buses in the middle of 2013. The Chinese government then put into a place a new subsidy program which did not include subsidies for diesel-electric hybrid buses. However, our Chinese bus customers then began incorporating our ultracapacitor products into plug-in hybrid buses covered under the subsidy program.
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

	Years Ended December 31,
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
Selling, General & Administrative Expense
The following table presents selling, general and administrative expense for the years ended December 31, 2014 and 2013 (in thousands, except percentage):

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$43,022	24%	$43,543	23%	$(521)	(1)%

Selling, general and administrative expenses were 24% of revenue for 2014, up from 23% in 2013, while total expenses decreased by $521,000, or 1%, in 2014 compared with 2013. The decrease in absolute dollars was primarily driven by a decrease in legal, audit, tax and consulting fees which were higher in 2013 by $4.7 million, mainly related to the audit committee's investigation, our internal review and the restatement of previously issued financial statements. This impact was offset by an increase in labor expenses of $1.5 million in 2014 compared with 2013, primarily related to additional headcount for sales and marketing. Additionally, recruiting expenses increased by $822,000, primarily due to the search for our new chief executive officer and additional staff for our San Diego and Asia facilities. In addition, advertising and promotion expenses increased by $819,000, mainly related to an increased focus on advertising for our newer engine starting product, and travel expenses increased by $658,000, mainly related to customer relations and sales efforts. Despite the decline in absolute dollars, selling, general and administrative expenses increased to 24% of revenue for 2014, up from 23% for 2013, as a result of the lower revenues for 2014.
Research and Development Expense
The following table presents research and development expense for the years ended December 31, 2014 and 2013 (in thousands, except percentage):

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Amount	% of Revenue	Amount	% of Revenue	Increase	% Change
Research and development	$26,320	14%	$22,542	12%	$3,778	17%
Research and development expenses were 14% of revenue for 2014, up from 12% in 2013, while total expenses increased by $3.8 million, or 17%, in 2014 compared with 2013. The increase in absolute dollars was primarily driven by increases of $1.8 million in labor expenses and $1.8 million in contracted research and development services. These increases were to support efforts to improve manufacturing processes and to develop and enhance products. In addition to the increase in absolute dollars, research and development expenses increased to 14% of revenue in 2014 up from 12% in 2013, as both expenses were higher and revenues were lower in 2014.
Provision for Income Taxes
We recorded an income tax provision of $4.3 million for the year ended December 31, 2014 compared with $2.2 million for the year ended December 31, 2013. This provision is primarily related to taxes on income generated by our Swiss subsidiary. As a result of changes in our financial projections in the fourth quarter of 2014, the Company changed its estimate of the amount of foreign earnings considered permanently reinvested. Therefore, during the quarter ended December 31, 2014, we recorded a $1.6 million deferred tax expense associated with a portion of the unremitted earnings of a foreign subsidiary that are not considered permanently reinvested. In the event that we repatriate these earnings, this withholding tax would become payable. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets, as well as the deferred tax asset of a foreign subsidiary, due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2014. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years (in thousands):

	Years Ended December 31,
	2015	2014	2013
Total cash provided by (used in):
Operating activities	$9,380	$(6,163)	$19,891
Investing activities	(4,143)	(6,975)	(16,850)
Financing activities	(5,766)	9,563	(1,356)
Effect of exchange rate changes on cash and cash equivalents	179	(2,340)	223
Increase (decrease) in cash and cash equivalents	$(350)	$(5,915)	$1,908

Net cash provided by operating activities was $9.4 million in 2015, compared with net cash used in operating activities of $6.2 million in 2014 and net cash provided by operating activities of $19.9 million in 2013. Operating cash flows for 2015 related primarily to a net loss of $22.3 million, which included non-cash charges of $20.6 million. In addition, there was an increase in accounts payable and accrued liabilities of $5.0 million, and a decrease in inventory of $5.3 million. The increase in accounts payable and accrued liabilities was primarily due to timing of payments. The decrease in inventories is primarily associated with efforts to reduce our inventory levels.
The increase in operating cash flows for 2015 compared with 2014 was primarily related to a significant increase in accounts receivable in 2014 due to sales growth and shipments being more heavily weighted towards the end of 2014, as well as a significant decrease in inventory in 2015 associated with our efforts to reduce our inventory levels. However, there was an offsetting decrease in operating cash flows in 2015 as we incurred a significantly higher net loss compared with 2014.
Net cash used in investing activities was $4.1 million for the year ended December 31, 2015, compared with $7.0 million in 2014 and $16.9 million in 2013. Investing activities were related to capital expenditures in each year. In 2015, capital expenditures were primarily focused on investments in our manufacturing operations and corporate research and development center in San Diego, California. Cash used in investing activities in 2014 and 2013 was primarily focused on investments to increase production capacity, including equipment for our manufacturing facilities in San Diego, California and Peoria, Arizona and our contract manufacturing operations in Shenzhen, China, as well as investments in our corporate research and development center in San Diego, California.
Net cash used in financing activities was $5.8 million for the year ended December 31, 2015, compared with net cash provided by financing activities of $9.6 million in 2014 and net cash used in financing activities of $1.4 million in 2013. During the year ended December 31, 2015, net cash used in financing activities primarily resulted from net payments on long term and short term debt of $15.8 million, partially offset by net proceeds from our common stock offering of $9.6 million and by cash proceeds from our stock-based compensation plans of $875,000. During the year ended December 31, 2014, net cash provided by financing activities primarily resulted from net borrowing on long term and short term debt of $8.1 million and cash proceeds associated with our stock-based compensation plans of $1.4 million. During the year ended December 31, 2013, net cash used in financing activities primarily resulted from net payments on long term and short term debt of $1.7 million, partially offset by cash proceeds associated with our stock-based compensation plans of $412,000.
Liquidity
As of December 31, 2015, we had approximately $24.4 million in cash and cash equivalents, and working capital of $65.8 million. In July 2015, we entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit. The line of credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of December 31, 2015, the amount available under the under the line of credit was $22.7 million. No amounts have been borrowed under this facility as of December 31, 2015.
In addition, we are exploring opportunities to sell the net assets associated with our microelectronics product line which, if successful, could provide us with a cash infusion to support ongoing operations as well as investments in our business.
On June 3, 2014, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to $125 million of our common stock, warrants, debt securities or units. On April 23, 2015,we entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we could sell, at our option, up to an aggregate of $10.0 million in shares of common stock through Cowen, as sales agent. Under the Sales Agreement, we agreed to pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock. On June 11, 2015, we completed the sale of approximately $10.0 million of our common stock and terminated the offering. Approximately 1.83 million shares were sold in the offering at an average share price of $5.46. We received net proceeds of $9.6 million after commissions and offering costs of $406,000. Due to a late Form 8-K filing by us on June 1, 2015, which was due by May 29, 2015, we are currently ineligible to use our shelf registration statement beginning on the filing date of this Annual Report on Form 10-K. We expect to again be eligible as of June 1, 2016.
Capital expenditures are expected to be approximately $9.3 million in 2016. Approximately 45% of our planned capital spending is focused on product research and development and 35% is focused on improving manufacturing processes. The remaining planned capital spending will support information technology infrastructure and improvements to our facilities.
As of December 31, 2015, the amount of cash and short-term investments held by foreign subsidiaries was $16.3 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate these funds at a rate of approximately 5%. We have already accrued tax expense associated with the potential future repatriation of these funds.

Revolving Line of Credit
In July 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) and related agreements with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of December 31, 2015, the amount available under the Revolving Line of Credit was $22.7 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 100% of our equity interests in the Company’s Swiss subsidiary. The obligations under the Loan Agreement are guaranteed by the Swiss subsidiary. The Revolving Line of Credit will mature on July 3, 2018; however, repayment of amounts owed pursuant to the Loan Agreement may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein. The financial covenants that we are required to meet during the term of the credit agreement include a minimum four-quarter rolling EBITDA, a quarterly minimum liquidity ratio and a minimum cash requirement.
Amounts borrowed under the Revolving Line of Credit bear interest, payable monthly. Such interest shall accrue based upon, at our election, subject to certain limitations, either the Prime Rate plus a margin ranging from 0% to 0.50% or the LIBOR Rate plus a margin ranging from 2.75% to 3.25%, the specific rate for each is determined periodically based upon our leverage ratio.
We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under the Revolving Line of Credit as of December 31, 2015.
Former Credit Facility
In December 2011, we obtained a secured credit facility in the form of a revolving line of credit (the “Former Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Former Credit Facility”). Borrowings under the Former Credit Facility bore interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at our option, subject to certain limitations. The Equipment Term Loan was available to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. During this period, we borrowed $5.0 million under the Equipment Term Loan.
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
Other long-term borrowings
Maxwell SA has various financing agreements for vehicles. These agreements are for up to an original three-year repayment period with interest rates ranging from 1.9% to 5.1%. At December 31, 2015 and 2014, $91,000 and $82,000, respectively, was outstanding under these agreements.

Contractual Obligations

	Payment due by period (in thousands)
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating lease obligations (1)	$16,181	$4,316	$5,926	$3,532	$2,407
Purchase commitments (2)	6,861	6,861	—	—	—
Debt obligations (3)	97	45	52	—	—
Pension benefit payments (4)	31,318	1,360	1,372	1,431	27,155
Total (5) (6)	$54,457	$12,582	$7,350	$4,963	$29,562
____________

(1)	Operating lease obligations primarily represent building leases.

(2)	Purchase commitments primarily represent the value of non-cancellable purchase orders and an estimate of purchase orders that if canceled would result in a significant penalty.

(3)	Debt obligations represent long-term and short-term borrowings.

(4)	Pension benefit payments represent the expected amounts to be paid for pension benefits.

(5)	The table excludes $522,000 of liabilities associated with uncertain tax positions because we are unable to reasonably estimate the timing of future payments, if required.

(6)
The table excludes deferred tax liability of $3.7 million due to uncertainty of timing of future payments. This deferred tax liability on undistributed earnings of a foreign subsidiary represents deferred tax expense associated with a portion of the unremitted earnings of a foreign subsidiary that are not considered permanently reinvested.

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
A portion of our sales revenue is derived from sales to distributors. Distributor revenue is recognized when all of the criteria for revenue recognition are met, which is generally the time of shipment to the distributor; all returns and credits are estimable and not significant.

Total deferred revenue and customer deposits in our consolidated balance sheets as of December 31, 2015 and 2014 was $3,066,000 and $703,000, respectively, and relates to cash received from customers on sales for which the revenue recognition criteria were not achieved, customer advances, as well as other less significant customer arrangements requiring the deferral of revenue.
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
Pension
Nature of Estimates Required. We use several significant assumptions within the actuarial models utilized in measuring our pension benefit obligations and assets held by the pension plan.
Assumptions and Approach Used. The discount rate and expected return on assets are estimates impacting plan expense and asset and liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate actuarial assumptions involving demographic factors, which are used to measure the pension obligation, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. The projected benefit obligation as of December 31, 2015 was $33.2 million and the fair value of plan assets was $39.0 million. The Company does not have any rights to the assets of the plan other than the right to offset the liabilities of the plan.
Stock-Based Compensation
Nature of Estimates Required. Our stock-based compensation awards include stock options, restricted stock, restricted stock units, and shares issued under our employee stock purchase plan ("ESPP"). We record compensation expense for our stock-based compensation awards in accordance with the criteria set forth in the Stock Compensation Subtopic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Under the guidance, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value of stock option grants. The determination of the fair value of stock options utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
The fair value of restricted stock awards ("RSAs") and restricted stock unit awards ("RSUs") is based on the closing market price of our common stock on the date of grant. Compensation expense equal to the fair value of each RSA or RSU is recognized ratably over the requisite service period. For RSA or RSU awards with vesting contingent on the achievement of Company performance conditions, we use the requisite service period that is most likely to occur. The requisite service period is estimated based on the performance period as well as any time-based employee service requirements. If it is unlikely that a performance condition will be achieved, no compensation expense is recognized unless it is later determined that achievement of the performance condition is likely. Expense may be adjusted for changes in the expected outcomes of the related performance conditions, with the impact of such changes recognized as a cumulative adjustment in the consolidated statement of operations in the period in which the expectation changes.
In 2014, we issued market-condition RSUs to certain members of executive management. Since the vesting of the market-condition RSUs is dependent on stock price performance, the fair value of these awards was estimated using a Monte-Carlo valuation model. The determination of the fair value of market-condition RSUs utilizing a Monte-Carlo valuation model was affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
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
For RSA or RSUs with vesting contingent on the achievement of Company performance conditions, the amount of compensation expense is estimated based on the expected achievement of the performance condition. This requires us to make estimates of the likelihood of the achievement of Company performance conditions, which is highly judgmental. We base our judgments as to the expected achievement of Company performance conditions based on the financial projections of the Company that are used by management for business purposes, which represent our best estimate of expected Company performance. If it is unlikely that a performance condition will be achieved, no compensation expense is recognized unless it is later determined that achievement of the performance condition is likely. Further, the requisite service period is estimated based on the performance period as well as any time-based employee service requirements.
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
We record U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As a result of changes in our financial projections, we changed our estimate of amounts considered permanently reinvested. Therefore, in the years ended December 31, 2015 and 2014, we recorded a deferred tax liability of $2.1 million and $1.6 million, respectively, associated with $41.7 million and $31.8 million, respectively, of unremitted earnings of our foreign subsidiaries that are no longer considered indefinitely reinvested. In the event that we repatriate these funds, this withholding tax would become payable to the Swiss government. As of December 31, 2015, the cumulative amount of undistributed earnings considered indefinitely reinvested was $10.2 million.
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
Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for any of our fiscal years in the three-year period ended December 31, 2015. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for us in our first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. We are in the process of evaluating the transition method that will be elected and the impact of adoption on our consolidated financial statements.
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
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance was issued to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. The core principle of this updated guidance is that an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in ASU 2015-11 apply to inventory that is measured using the first-in, first-out or average cost methods. ASU 2015-11 is effective for annual and interim reporting periods ending after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. We do not expect that the adoption of this standard will have a material effect on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim reporting periods ending after December 15, 2017. Early adoption is permitted, and the new guidance is and may be applied either prospectively or retrospectively. We have adopted this guidance prospectively as of December 31, 2015. Therefore, prior periods have not been adjusted to reflect this adoption.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10). This standard makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. It is effective for interim and annual periods beginning after December 15, 2017. We do not expect that the adoption of this standard will have a material effect on our financial statements.
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
Foreign Currency Risk
Our primary foreign currency exposure is related to our subsidiary in Switzerland. Maxwell SA has Euro and local currency (Swiss Franc) revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt. As part of our risk management strategy, we use forward contracts to hedge certain foreign currency exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the forward contracts, thereby reducing volatility of earnings. We use the forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, denominated in a foreign currency. The change in fair value of these instruments represents a natural hedge as their gains and losses partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. These contracts are considered economic hedges but are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instruments is recognized currently in the consolidated statements of operations.
As of December 31, 2015, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% on the foreign currency forward contracts would result in a hypothetical loss of $203,000, however, this loss is offset by the effect of the theoretical change in exchange rates on the underlying assets and liabilities being hedged. For local currency debt carried by our Swiss subsidiary, the impact of a hypothetical 10% detrimental change in foreign currency exchange rates would result in a hypothetical loss of $9,000, which would be recorded in accumulated other comprehensive income on the consolidated balance sheet.
Interest Rate Risk
At December 31, 2015, we had approximately $91,000 in debt, $49,000 of which is classified as long-term debt. Debt outstanding is related to vehicle financing agreements and due to the minimal amounts outstanding any changes in interest rates would not significantly impact our financial results.
Fair Value Risk
We have a net pension asset of $5.8 million at December 31, 2015, including plan assets of $39.0 million, which are recorded at fair value. The plan assets consist of 52% debt and equity securities, 43% real estate and real estate investment funds and 5% cash and cash equivalents. The fair value measurement of real estate investment funds is subject to the real estate market forces in Switzerland. The fair value of debt and equity securities is determined based on quoted prices in active markets for identical assets and is subject to interest rate risk. We manage our risk by having a diversified portfolio. See Note 11 to the consolidated financial statements for further discussion on the pension assets.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto appear on pages 48 to 78 of this Annual Report on Form 10-K.
MAXWELL TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Maxwell Technologies, Inc.
San Diego, California
We have audited the accompanying consolidated balance sheets of Maxwell Technologies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maxwell Technologies, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maxwell Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2016 expressed an unqualified opinion thereon.
/s/    BDO USA, LLP
San Diego, California
February 17, 2016

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$24,382	$24,732
Restricted cash	400	—
Trade and other accounts receivable, net of allowance for doubtful accounts of $252 and $143 at December 31, 2015 and 2014, respectively	43,172	43,698
Inventories, net	39,055	44,856
Prepaid expenses and other current assets	2,593	2,426
Total current assets	109,602	115,712
Property and equipment, net	32,324	39,223
Goodwill	23,635	23,599
Pension asset	5,849	7,362
Other non-current assets	603	704
Total assets	$172,013	$186,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,985	$27,011
Accrued employee compensation	6,672	9,348
Deferred revenue and customer deposits	3,066	703
Short-term borrowings and current portion of long-term debt	42	15,549
Deferred tax liability	—	1,111
Total current liabilities	43,765	53,722
Deferred tax liability, long-term	6,076	3,304
Long-term debt, excluding current portion	49	20
Other long-term liabilities	2,947	2,601
Total liabilities	52,837	59,647
Commitments and contingencies (Note 10 and Note 12)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 31,782 and 29,846 shares issued and outstanding at December 31, 2015 and 2014, respectively	3,176	2,982
Additional paid-in capital	291,505	277,314
Accumulated deficit	(180,399)	(158,066)
Accumulated other comprehensive income	4,894	4,723
Total stockholders’ equity	119,176	126,953
Total liabilities and stockholders’ equity	$172,013	$186,600

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue	$167,372	$186,586	$193,534
Cost of revenue	116,410	118,143	118,244
Gross profit	50,962	68,443	75,290
Operating expenses:
Selling, general and administrative	40,758	43,022	43,543
Research and development	24,697	26,320	22,542
Restructuring and exit costs	2,512	—	—
Total operating expenses	67,967	69,342	66,085
Income (loss) from operations	(17,005)	(899)	9,205
Interest expense, net	266	169	4
Amortization of prepaid debt costs	18	20	60
Foreign currency exchange loss, net	441	838	649
Income (loss) before income taxes	(17,730)	(1,926)	8,492
Income tax provision	4,603	4,346	2,152
Net income (loss)	$(22,333)	$(6,272)	$6,340
Net income (loss) per share:
Basic	$(0.73)	$(0.21)	$0.22
Diluted	$(0.73)	$(0.21)	$0.22
Weighted average common shares outstanding:
Basic	30,716	29,216	28,869
Diluted	30,716	29,216	28,903
The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(22,333)	$(6,272)	$6,340
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,574	(10,445)	2,428
Defined benefit pension plan, net of tax:
Actuarial gain (loss) on benefit obligation and plan assets, net of tax benefit of $531 and $922, and tax provision of $597 for the years ended December 31, 2015, 2014 and 2013, respectively	(1,862)	(2,358)	2,785
Amortization of deferred loss, net of tax provision of $10 and $32 for the years ended December 31, 2015 and 2013, respectively	35	—	148
Amortization of prior service cost, net of tax provision of $30, $39 and $8 for the years ended December 31, 2015, 2014 and 2013, respectively	106	101	36
Settlements and plan changes, net of tax provision of $91 and $118, and tax benefit of $173 for the years ended December 31, 2015, 2014 and 2013, respectively	318	302	(805)
Other comprehensive income (loss), net of tax	171	(12,400)	4,592
Comprehensive income (loss)	$(22,162)	$(18,672)	$10,932

The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2012	29,162	$2,913	$267,623	$(158,134)	$12,531	$124,933
Common stock issued under employee benefit plans	67	7	405	—	—	412
Share-based compensation	359	36	3,944	—	—	3,980
Repurchase and cancellation of restricted shares	(25)	(3)	(44)	—	—	(47)
Net income	—	—	—	6,340	—	6,340
Foreign currency translation adjustments	—	—	—	—	2,428	2,428
Pension adjustment, net of tax provision of $464	—	—	—	—	2,164	2,164
Balance at December 31, 2013	29,563	2,953	271,928	(151,794)	17,123	140,210
Common stock issued under employee benefit plans	175	18	1,432	—	—	1,450
Share-based compensation	312	31	3,933	—	—	3,964
Repurchase and cancellation of restricted shares	(204)	(20)	21	—	—	1
Net loss	—	—	—	(6,272)	—	(6,272)
Foreign currency translation adjustments	—	—	—	—	(10,445)	(10,445)
Pension adjustment, net of tax benefit of $765	—	—	—	—	(1,955)	(1,955)
Balance at December 31, 2014	29,846	2,982	277,314	(158,066)	4,723	126,953
Common stock issued under employee benefit plans	142	14	861	—	—	875
Share-based compensation	80	8	3,938	—	—	3,946
Proceeds from issuance of common stock, net	1,831	183	9,381	—	—	9,564
Cancellation of restricted shares	(117)	(11)	11	—	—	—
Net loss	—	—	—	(22,333)	—	(22,333)
Foreign currency translation adjustments	—	—	—	—	1,574	1,574
Pension adjustment, net of tax benefit of $400	—	—	—	—	(1,403)	(1,403)
Balance at December 31, 2015	31,782	$3,176	$291,505	$(180,399)	$4,894	$119,176
The accompanying notes are an integral part of these consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$(22,333)	$(6,272)	$6,340
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	11,385	11,159	8,880
Amortization of intangible assets	166	203	299
Amortization of prepaid debt costs	18	20	60
Loss on lease due to restructuring	1,043	—	—
Pension cost	412	319	20
Stock-based compensation expense	3,946	3,967	3,980
Unrealized loss (gain) on foreign currency exchange rates	1,631	(2,126)	—
Release of tax valuation allowance	(170)	—	—
Provision for (recovery of) losses on accounts receivable	281	20	(35)
Provision for losses on inventory	541	910	1,622
Provision for warranties	1,327	717	—
Changes in operating assets and liabilities:
Trade and other accounts receivable	315	(15,100)	3,729
Inventories	5,251	(1,520)	(4,568)
Prepaid expenses and other assets	(53)	(99)	129
Pension asset	(650)	(724)	—
Deferred tax liability	2,017	2,250	994
Accounts payable and accrued liabilities	5,031	144	(2,559)
Deferred revenue and customer deposits	2,362	46	(5,365)
Accrued employee compensation	(2,670)	651	4,018
Other long-term liabilities	(470)	(728)	2,347
Net cash provided by (used in) operating activities	9,380	(6,163)	19,891
Investing activities:
Purchases of property and equipment	(4,143)	(6,975)	(16,850)
Net cash used in investing activities	(4,143)	(6,975)	(16,850)
Financing activities:
Principal payments on long-term debt and short-term borrowings	(18,845)	(7,164)	(10,430)
Proceeds from long-term and short-term borrowings	3,040	15,279	8,709
Repurchase of shares	—	—	(47)
Proceeds from issuance of common stock under equity compensation plans	875	1,448	412
Proceeds from sale of common stock, net of offering costs	9,564	—	—
Restricted cash - compensating balance	(400)	—	—
Net cash provided by (used in) financing activities	(5,766)	9,563	(1,356)
Increase (decrease) in cash and cash equivalents from operations	(529)	(3,575)	1,685
Effect of exchange rate changes on cash and cash equivalents	179	(2,340)	223
Increase (decrease) in cash and cash equivalents	(350)	(5,915)	1,908
Cash and cash equivalents at beginning of year	24,732	30,647	28,739
Cash and cash equivalents at end of year	$24,382	$24,732	$30,647
Cash paid for:
Interest	$245	$223	$190
Income taxes	$3,475	$3,304	$1,950
Supplemental schedule of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$345	$889	$575
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
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, and has three manufacturing facilities located in San Diego, California; Rossens, Switzerland; and Peoria, Arizona. In addition, the Company has two contract manufacturers located in China. Maxwell operates as single operating segment, which is comprised of three product lines:

•
Ultracapacitors: Maxwell's primary focus, ultracapacitors, are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. Maxwell's ultracapacitor cells and multi-cell packs and modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including transportation, automotive, information technology, renewable energy and industrial electronics.

•
High-Voltage Capacitors: Maxwell's CONDIS® high-voltage capacitors are designed and manufactured to perform reliably for decades in all climates. These products include grading and coupling capacitors and electronic voltage transformers that are used to ensure the safety and reliability of electric utility infrastructure and other applications involving transport, distribution and measurement of high-voltage electrical energy.

•
Radiation-Hardened Microelectronic Products: Maxwell's radiation-hardened microelectronic products for satellites and spacecraft include single board computers and components, such as high-density memory and data conversion modules. Many of these products incorporate Maxwell's proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand the effects of environmental radiation and perform reliably in space.

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
Liquidity
As of December 31, 2015, the Company had approximately $24.4 million in cash and cash equivalents and working capital of $65.8 million. In July 2015, the Company entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit which is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of December 31, 2015, there were no drawings under this revolving line of credit and the amount available was $22.7 million. Management believes the available cash balance, along with the available borrowings under the revolving line of credit, will be sufficient to fund operations, obligations as they become due, and capital investments for at least the next twelve months.
Reclassifications
Foreign currency exchange gains and losses have been reclassified from "cost of revenue" and "selling, general and administrative" expenses to "foreign currency exchange gains and losses, net" in the consolidated statement of operations for the years ended December 31, 2014 and 2013 to conform to the current period presentation. These reclassifications do not impact reported net income (loss) and do not otherwise have a material impact on the presentation of the overall financial statements.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, deferred income taxes, the incurrence of warranty obligations, impairment of goodwill, estimation of the cost to complete certain projects, estimation of pension assets and liabilities, accruals for estimated losses from legal matters, and estimation of the value of stock-based compensation awards, including the probability that the performance criteria of restricted stock awards and restricted stock units awards will be met.
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
A portion of our sales revenue is derived from sales to distributors. Distributor revenue is recognized when all of the criteria for revenue recognition are met, which is generally the time of shipment to the distributor; all returns and credits are estimable and not significant.
Revenue from production-type contracts, which represent less than five percent of total revenue, is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred as a percentage of total costs anticipated, excluding costs that are not representative of progress to completion.
Total deferred revenue and customer deposits in the consolidated balance sheets as of December 31, 2015 and 2014 of $3.1 million and $703,000, respectively, relates to cash received from customers on sales for which the revenue recognition criteria had not been achieved, customer advances, as well as other less significant customer arrangements requiring the deferral of revenue.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash in readily available checking accounts. Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.
Restricted Cash
Restricted cash as of December 31, 2015 consists of a $400,000 cash balance on deposit to secure certain ongoing banking transactions.
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

Property and Equipment
Property and equipment are carried at cost and are depreciated using the straight-line method. Depreciation is provided over the estimated useful lives of the related assets (three to ten years). Leasehold improvements are depreciated over the shorter of their estimated useful life or the term of the lease. Leasehold improvements funded by landlords are recorded as property and equipment, which is depreciated over the shorter of the estimated useful life of the asset or the lease term, and deferred rent, which is amortized over the lease term. As of December 31, 2015 and 2014, the net book value of leasehold improvements funded by landlords was $2.2 million and $2.5 million, respectively. As of December 31, 2015 and 2014, the unamortized balance of deferred rent related to landlord funding of leasehold improvements was $2.2 million and $2.7 million, respectively, which is included in "accounts payable and accrued liabilities" and "other long-term liabilities" in the consolidated balance sheets.
Goodwill
Goodwill, which represents the excess of the cost of an acquired business over the net fair value assigned to its assets and liabilities, is not amortized. Instead, goodwill is assessed for impairment under the Intangibles—Goodwill and Other Topic of the FASB ASC. The Company has established December 31 as the annual impairment test date. The Company first makes a qualitative assessment as to whether goodwill is impaired and if it is more likely than not that goodwill is impaired, the Company performs a two-step quantitative impairment analysis to determine if goodwill is impaired. The Company may also determine to skip the qualitative assessment in any year and move directly to the quantitative test. No impairments of goodwill were reported during the years ended December 31, 2015, 2014 and 2013.
Impairment of Long-Lived Assets
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. No impairments of property and equipment were recorded during the years ended December 31, 2015, 2014 and 2013.
Warranty Obligation
The Company provides warranties on all product sales. The majority of the Company’s warranties are for one to eight years in the normal course of business. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of December 31, 2015 and 2014, the accrued warranty liability included in "accounts payable and accrued liabilities" in the consolidated balance sheets was $1.3 million and $716,000, respectively.
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

Financial instruments, which subject the Company to potential concentrations of credit risk, consist principally of the Company’s accounts receivable. The Company’s accounts receivable result from product sales to customers in various industries and in various geographical areas, both domestic and foreign. The Company performs credit evaluations of its customers and generally requires no collateral. One customer, Shenzhen Xinlikang Supply China Management Co. LTD., accounted for 19% of total revenues in 2015, 20% of total revenues in 2014, and 22% of total revenues in 2013, and accounted for 33% of total accounts receivable as of December 31, 2015. There were no customers that accounted for more than 10% of accounts receivable as of December 31, 2014.
Research and Development Expense
Research and development expenditures are expensed in the period incurred. Third-party funding of research and development expense under cost-sharing arrangements is recorded as an offset to research and development expense in the period the expenses are incurred. Research and development expense was $24.7 million, $26.3 million and $22.5 million, net of third-party funding under cost-sharing arrangements of $1.3 million, $1.0 million and $1.3 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
Advertising Expense
Advertising costs are expensed in the period incurred. Advertising expense was $1.1 million, $1.4 million and $884,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Shipping and Handling Expense
The Company recognizes shipping and handling expenses as a component of cost of revenue. Total shipping and handling expense included in cost of revenue was $1.0 million, $1.5 million, and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Foreign Currencies
The Company’s primary foreign currency exposure is related to its subsidiary in Switzerland, which has Euro and local currency (Swiss Franc) revenue and operating expenses, and local currency loans. Changes in these currency exchange rates impact the reported U.S. dollar amount of revenue, expenses and debt. The functional currency of the Swiss subsidiary is the Swiss Franc. Assets and liabilities of the Swiss subsidiary are translated at month-end exchange rates, and revenues, expenses, gains and losses are translated at rates of exchange that approximate the rate in effect at the time of the transaction. Any translation adjustments resulting from this process are presented separately as a component of accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses on intercompany balances considered long term in nature are accounted for as translation adjustments within equity. All other foreign currency transaction gains and losses are reported in "foreign currency exchange loss, net" in the consolidated statements of operations.
Foreign Currency Derivative Instruments
As part of its risk management strategy, the Company uses forward contracts to hedge certain foreign currency exposures. The Company's objective is to partially offset gains or losses resulting from these exposures with opposing gains or losses on the forward contracts, thereby reducing volatility of earnings created by these foreign currency exposures. In accordance with the Derivatives and Hedging Topic of the FASB ASC, the fair values of the forward contracts are estimated at each period end based on quoted market prices and are recorded as a net asset or liability on the consolidated balance sheets. These contracts are considered economic hedges but are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instruments is recognized currently in the consolidated statements of operations and is recorded in "foreign currency exchange loss, net" in the consolidated statements of operations.

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

	Years Ended December 31,
	2015	2014	2013
Numerator
Net income (loss)	$(22,333)	$(6,272)	$6,340
Denominator
Weighted average common shares outstanding	30,716	29,216	28,869
Effect of potentially dilutive securities
Options to purchase common stock	—	—	16
Restricted stock awards	—	—	3
Restricted stock unit awards	—	—	14
Employee stock purchase plan	—	—	1
Weighted average common shares outstanding, assuming dilution	30,716	29,216	28,903
Net income (loss) per share
Basic	$(0.73)	$(0.21)	$0.22
Diluted	$(0.73)	$(0.21)	$0.22
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

Common Stock	2015	2014	2013
Outstanding options to purchase common stock	931	672	790
Unvested restricted stock awards	245	528	424
Unvested restricted stock unit awards	885	224	—
Employee stock purchase plan awards	10	9	1
Stock-Based Compensation
The Company issues stock-based compensation awards to its employees and non-employee directors, including stock options, restricted stock, restricted stock units, and shares under an employee stock purchase plan. The Company records compensation expense for stock-based awards in accordance with the criteria set forth in the Stock Compensation Subtopic of the FASB ASC. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option grants. The determination of the fair value of stock options utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends.
The fair value of restricted stock awards ("RSAs") and restricted stock unit awards ("RSUs") with service-based or performance-based vesting is based on the closing market price of the Company’s common stock on the date of grant. Compensation expense equal to the fair value of each RSA or RSU is recognized ratably over the requisite service period. For RSAs and RSUs with vesting contingent on Company performance conditions, the Company uses the requisite service period that is most likely to occur. The requisite service period is estimated based on the performance period as well as any time-based service requirements. If it is unlikely that a performance condition will be achieved, no compensation expense is recognized unless it is later determined that achievement of the performance condition is likely. Expense may be adjusted for changes in the expected outcomes of the related performance conditions, with the impact of such changes recognized as a cumulative adjustment in the consolidated statement of operations in the period in which the expectation changes.

In 2014, the Company issued market-condition RSUs to certain members of executive management. Since the vesting of the market-condition RSUs is dependent on stock price performance, the fair values of these awards were estimated using a Monte-Carlo valuation model. The determination of the fair value of market-condition RSUs utilizing a Monte-Carlo valuation model was affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
Share-based compensation expense recognized in the consolidated statements of operations is based on equity awards ultimately expected to vest. The FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods with a cumulative catch up adjustment if actual forfeitures differ from those estimates. For market-condition awards, because the effect of the market-condition is reflected as a discount to the awards' fair value at grant date, subsequent forfeitures due to the Company's stock price performance do not result in a reversal of expense.
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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim reporting periods ending after December 15, 2017. Early adoption is permitted, and the new guidance may be applied either prospectively or retrospectively. The Company has adopted this guidance prospectively as of December 31, 2015. Therefore, prior periods have not been adjusted to reflect this adoption.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance was issued to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. The core principle of this updated guidance is that an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in ASU 2015-11 apply to inventory that is measured using the first-in, first-out or average cost methods. ASU 2015-11 is effective for annual and interim reporting periods ending after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10). This standard makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. It is effective for interim and annual periods beginning after December 15, 2017. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.
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
Revenues by product line and geographic area are presented below (in thousands):

	Years ended December 31,
	2015	2014	2013
Revenues by product line:
Ultracapacitors	$114,525	$135,637	$136,277
High-voltage capacitors	41,718	40,361	43,339
Microelectronic products	11,129	10,588	13,918
Total	$167,372	$186,586	$193,534

	Years ended December 31,
	2015	2014	2013
Revenues from external customers located in:
China	$87,856	$89,143	$92,817
United States	20,836	23,758	29,090
Germany	13,972	16,384	25,935
All other countries (1)	44,708	57,301	45,692
Total	$167,372	$186,586	$193,534
_____________

(1)	Revenue from external customers located in countries included in “All other countries” do not individually comprise more than 10% of total revenues for any of the years presented.
Long-lived assets by geographic location are as follows (in thousands):

	As of December 31,
	2015	2014	2013
Long-lived assets:
United States	$22,267	$28,013	$33,740
China	4,148	4,991	5,444
Switzerland	6,021	5,663	6,422
Total	$32,436	$38,667	$45,606

Note 2—Balance Sheet Details (in thousands):

	December 31,
	2015	2014
Inventories, net:
Raw material and purchased parts	$21,126	$23,042
Work-in-process	4,367	2,522
Finished goods	16,913	23,127
Consigned finished goods	28	184
Reserves	(3,379)	(4,019)
Total inventories, net	$39,055	$44,856

Property and equipment, net:
Machinery, furniture and office equipment	$76,077	$72,323
Computer hardware and software	12,235	12,003
Leasehold improvements	16,883	16,661
Construction in progress	2,527	2,715
Property and equipment, gross	107,722	103,702
Less accumulated depreciation and amortization	(75,398)	(64,479)
Total property and equipment, net	$32,324	$39,223

Accounts payable and accrued liabilities:
Accounts payable	$22,291	$12,544
Income tax payable	1,376	1,852
Accrued warranty	1,288	716
Other accrued liabilities	9,030	11,899
Total accounts payable and accrued liabilities	$33,985	$27,011

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations
Accumulated other comprehensive income:
Balance at December 31, 2014	$8,359	$(3,636)	$4,723
Other comprehensive income before reclassification	1,574	—	1,574
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,403)	(1,403)	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the year ended December 31, 2015	1,574	(1,403)	171
Balance at December 31, 2015	$9,933	$(5,039)	$4,894

Note 3—Goodwill
The Company reviews goodwill for impairment annually according to the Intangibles—Goodwill and Other Topic of the FASB ASC. The Company makes a qualitative evaluation about the likelihood of goodwill impairment and if it concludes that it is more likely than not that the carrying amount of a reporting unit is greater than its fair value, then it will be required to perform the first step of the two-step quantitative impairment test. Otherwise, performing the two-step impairment test is unnecessary. The first step consists of estimating the fair value and comparing the estimated fair value with the carrying value of the reporting unit. If the fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated total fair value, which was calculated in step one. An impairment charge would represent the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The guidance requires goodwill to be reviewed annually at the same time every year or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected December 31 as its annual testing date. As a result of the Company’s annual assessments as of December 31, 2015, 2014, and 2013, no impairment was indicated.
The change in the carrying amount of goodwill during 2014 and 2015 was as follows (in thousands):

Balance at December 31, 2013	$25,978
Foreign currency translation adjustments	(2,379)
Balance at December 31, 2014	23,599
Foreign currency translation adjustments	36
Balance at December 31, 2015	$23,635
Note 4—Fair Value Measurement
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of December 31, 2015, the financial instruments to which this topic applied were financial instruments for foreign currency forward contracts and pension assets.
As of December 31, 2015, the fair value of foreign currency forward contracts was an asset of $16,000, which is recorded in “trade and other accounts receivable” in the consolidated balance sheet. The fair value of derivative instruments is measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC. All forward contracts as of December 31, 2015 had approximately a one-month original maturity term and matured on January 5, 2016 or February 2, 2016. Also see Note 6, Foreign Currency Derivative Instruments, and Note 11, Pension and Other Postretirement Benefit Plans, of this Annual Report on Form 10-K, for further discussion of fair value measurements.
The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.
Note 5—Credit Facilities
Revolving Line of Credit
In July 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of December 31, 2015 the amount available under the Revolving Line of Credit was $22.7 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 100% of its equity interests in the Company’s Swiss subsidiary. The obligations under the Loan Agreement are guaranteed by the Swiss subsidiary. The Revolving Line of Credit will mature on July 3, 2018; however, repayment of amounts owed pursuant to the Loan Agreement may be accelerated in the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein. The financial covenants that the Company is required to meet during the term of the credit agreement include a minimum four-quarter rolling EBITDA, a quarterly minimum quick ratio and a monthly minimum cash requirement.

Amounts borrowed under the Revolving Line of Credit bear interest, payable monthly. Such interest shall accrue based upon, at the Company’s election, subject to certain limitations, either the Prime Rate plus a margin ranging from 0% to 0.50% or the LIBOR Rate plus a margin ranging from 2.75% to 3.25%, the specific rate for each as determined based upon the Company’s leverage ratio from time to time.
The Company is required to pay an annual commitment fee of $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under the Revolving Line of Credit as of December 31, 2015.
Former Credit Facility
In December 2011, the Company obtained a secured credit facility in the form of a revolving line of credit (the “Former Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Former Credit Facility”). Borrowings under the Former Credit Facility bore interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at the Company's option subject to certain limitations. The Equipment Term Loan was available to finance 80% of eligible equipment purchases made between April 1, 2011 and April 30, 2012. During this period, the Company borrowed $5.0 million under the Equipment Term Loan. The balance of the Equipment Term Loan was paid in full by the maturity date of April 30, 2015. Concurrently with entering into the Loan Agreement described above, in July 2015, the Company repaid all outstanding loans under the Former Revolving Line of Credit and the Former Credit Facility was terminated. The Company did not incur any early termination or prepayment penalties under the Former Credit Facility in connection with the above transactions.
Other Long-term Borrowings
Maxwell SA has various financing agreements for vehicles. These agreements are for up to an original three-year repayment period with interest rates ranging from 1.9% to 5.1%. At December 31, 2015 and 2014, $91,000 and $82,000, respectively, was outstanding under these agreements.
Note 6—Foreign Currency Derivative Instruments
Maxwell uses forward contracts to hedge certain monetary assets and liabilities, primarily receivables and payables, and cash balances, denominated in foreign currencies. The change in fair value of these forward contracts represents a natural hedge as gains and losses on these instruments partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. These forward contracts generally expire in one month. These contracts are considered economic hedges but are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instruments is recognized currently in the consolidated statements of operations.
The net gains and losses on foreign currency forward contracts included in "foreign currency exchange loss, net" in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total gain (loss)	$(720)	$(5,265)	$359
The net gains and losses on foreign currency derivative contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in "foreign currency exchange loss, net" in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total gain (loss)	$179	$4,391	$(1,009)
As of December 31, 2015, the total notional amount of foreign currency forward contracts not designated as hedges was $1.3 million.

The following table presents gross amounts, amounts offset and net amounts presented in the consolidated balance sheets for the Company's derivative instruments measured at fair value (in thousands):

	December 31, 2015	December 31, 2014
Gross amounts of recognized asset (liability)	$66	$(1,993)
Gross amounts offset in the consolidated balance sheets	(50)	350
Net amount of recognized asset (liability) presented in the consolidated balance sheets	$16	$(1,643)
The Company has the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. All of the forward contracts outstanding at December 31, 2015 matured on January 5, 2016 or February 2, 2016. For additional information, refer to Note 4, Fair Value Measurements.
Note 7—Stock Plans
Equity Incentive Plans
The Company has two active share-based compensation plans as of December 31, 2015: the 2004 Employee Stock Purchase Plan (“ESPP”) and the 2013 Omnibus Equity Incentive Plan (the “Incentive Plan”), as approved by the stockholders. Under the Incentive Plan, incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units have been granted to employees and non-employee directors. Generally, these awards vest over periods of one to four years. In addition, equity awards have been issued to senior management where vesting of the award is tied to Company performance or market conditions. The Company’s policy is to issue new shares of its common stock upon the exercise of stock options, vesting of restricted stock units, granting of restricted stock awards or ESPP purchases.
The Company’s Incentive Plan currently provides for an equity incentive pool of 3,750,000 shares. Shares reserved for issuance are replenished by forfeited shares. Additionally, equity awards forfeited under the Company’s 2005 equity incentive plan are added to the total shares available for issuance under the Incentive Plan.
For the year ended December 31, 2015, the tax benefit associated with stock option exercises, restricted stock unit vesting, restricted stock grants, and disqualifying dispositions of both incentive stock options and stock issued under the Company’s ESPP, was approximately $1.4 million. No tax benefits were recognized in the years ended December 31, 2015, 2014 or 2013 because excess tax benefits were not realized by the Company.
Stock Options
The Company grants stock options to its employees and executive management on a discretionary basis. The following table summarizes total aggregate stock option activity for the year ended December 31, 2015 (in thousands, except for per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2014	672	$12.00
Granted	322	6.72
Exercised	(19)	6.80
Cancelled	(44)	11.70
Balance at December 31, 2015	931	$10.19	3.85	$196
Vested or expected to vest at December 31, 2015	886	$10.38	3.57	$162
Exercisable at December 31, 2015	638	$11.81	1.34	$16
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2015 and 2013 was $3.34 and $2.89, respectively. No stock options were granted during the year ended December 31, 2014. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $16,000, $638,000 and $18,000, respectively. Cash proceeds from option exercises for the year ended December 31, 2015 were $128,000.

The fair value of the stock options granted during the years ended December 31, 2015 and 2013 was estimated using the Black-Scholes valuation model using the following assumptions:

	Years Ended December 31,
	2015	2013
Expected dividends	—%	—%
Expected volatility range	60% to 61%	58% to 69%
Expected volatility weighted average	60%	63%
Risk-free interest rate	1.6%	1.1% to 2.1%
Expected life/term weighted average (in years)	4.9	2.9
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
As of December 31, 2015, there was $741,000 of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of 3.3 years.
Restricted Stock Awards
In 2011, the Company began granting restricted stock awards ("RSAs") to its employees as part of its annual equity incentive award programs. Generally, vesting of RSAs is contingent upon a period of service, typically four years. In addition, the Company granted performance RSAs to executive management with vesting contingent upon specified Company performance conditions; however, no performance RSAs vested or are expected to vest. During the year ended December 31, 2014, the Company ceased granting RSAs and began granting restricted stock unit awards ("RSUs") to employees and executive management as part of its annual equity incentive award program.
The following table summarizes RSA activity for the year ended December 31, 2015 (in thousands, except for per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	528	$13.77
Vested	(180)	15.58
Forfeited	(103)	10.37
Nonvested at December 31, 2015	245	$13.87
The weighted average grant date fair value of RSAs granted during the years ended December 31, 2014 and 2013 was $14.21 and $10.20, respectively. No RSAs were granted during the year ended December 31, 2015.
The vest date fair value of RSAs vested in 2015, 2014 and 2013 was $1.2 million, $1.2 million and $916,000, respectively. As of December 31, 2015, there was $2.4 million of unrecognized compensation cost related to nonvested RSAs expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock Units
Non-employee directors receive annual RSU awards, normally in February of each year, as partial consideration for their annual retainer compensation. These awards vest in full one year from the date of grant provided the non-employee director provides continued service.
Beginning in 2014, the Company began granting RSUs to employees and executive management as part of its annual equity incentive award program. The majority of RSU awards are service-based and vest in equal installments over four years of continuous service. Each RSU represents the right to receive one unrestricted share of the Company’s common stock upon vesting.

The following table summarizes RSU activity for the year ended December 31, 2015 (in thousands, except for per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	224	$10.02
Granted	829	7.02
Vested	(80)	10.02
Forfeited	(88)	8.57
Nonvested at December 31, 2015	885	$7.36
The weighted average grant date fair value of RSUs granted in the years ended December 31, 2015, 2014 and 2013 was $7.02, $12.63 and $10.25, respectively. The vest date fair value of RSUs vested in 2015, 2014 and 2013 was $498,000, $631,000 and $275,000, respectively. As of December 31, 2015, there was $2.9 million of unrecognized compensation cost related to nonvested RSU awards. The cost is expected to be recognized over a weighted average period of 2.5 years.
Included in RSU activity above are 215,000 and 50,000 performance-RSUs granted in the years ended December 31, 2015 and 2014 with an average grant date fair value of $7.18 and $10.85 per share, respectively, and vesting contingent upon specified Company performance conditions. Also included in RSUs are 70,000 market-condition RSUs granted in 2014, which vest upon the achievement of certain stock price thresholds and the completion of three years of continuous employment from the date of grant and have an average grant date fair value of $7.71 per share. Since the vesting of the market-condition RSUs is dependent on stock price performance, the fair values of these awards were estimated using a Monte-Carlo valuation model with the following weighted-average assumptions:

Year ended December 31, 2014
Market price at grant per share	$15.03
Expected dividends	—
Expected volatility	65%
Risk-free interest rate	0.86%
The following table summarizes the amount of compensation expense recognized for RSUs for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Service-based restricted stock units	$1,362	$749	$592
Performance-based restricted stock units	(28)	28	—
Market-condition restricted stock units	128	90	—
Total compensation expense recognized for employee restricted stock units	$1,462	$867	$592
Employee Stock Purchase Plan
In 2013, the Company amended and restated the 2004 Employee Stock Purchase Plan (“ESPP”). Pursuant to the ESPP, the aggregate number of shares of common stock which may be purchased shall not exceed 1,000,000 shares of common stock of the Company. For the years ended December 31, 2015 and 2014, 145,733 and 93,588 shares, respectively, were purchased under the ESPP.
The ESPP permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six-month offering period. The number of shares purchased is based on participants’ contributions made during the offering period.

The fair value of the “look back” option for ESPP shares issued during the offering period is estimated using the Black-Scholes valuation model for a call and a put option. The share price used for the model is a 15% discount on the stock price on the last trading day before the offering period; the number of shares to be purchased is based on employee contributions. The fair value of ESPP awards was calculated using the following weighted-average assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected dividends	—%	—%	—%
Stock price on valuation date	5.97	8.47	7.77
Expected volatility	57%	77%	46%
Risk-free interest rate	0.29%	0.08%	0.07%
Expected life (in years)	0.5	0.4	0.3
Fair value per share	$1.86	$4.56	$2.45
The intrinsic value of shares of the Company’s stock purchased pursuant to the ESPP for offering periods within the years ended December 31, 2015, 2014 and 2013 was $210,000, $449,000 and $33,000, respectively.
Stock-based Compensation Expense
Compensation cost for stock options, restricted stock, restricted stock units and the ESPP is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock options	$232	$52	$827
Restricted stock	1,974	2,536	2,491
Restricted stock units	1,462	867	592
ESPP	278	512	70
Total stock-based compensation expense	$3,946	$3,967	$3,980
Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenue	$644	$740	$1,079
Selling, general and administrative	2,502	2,362	2,140
Research and development	800	865	761
Total stock-based compensation expense	$3,946	$3,967	$3,980
Share Reservations
The following table summarizes the reservation of shares under the Company's stock-based compensation plans as of December 31, 2015:

2013 Omnibus Equity Incentive Plan	2,200,800
2004 Employee Stock Purchase Plan	307,126
Total	2,507,926

Note 8—Shelf Registration Statement
On June 3, 2014, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission ("SEC") to, from time to time, sell up to an aggregate of $125 million of any combination of its common stock, warrants, debt securities or units. On June 30, 2014, the registration statement was declared effective by the SEC. On April 23, 2015, the Company entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which they could sell, up to an aggregate of $10.0 million in shares of common stock through Cowen, as sales agent. Under the Sales Agreement, the Company agreed to pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock. On June 11, 2015, the Company completed the sale of approximately $10.0 million of common stock and terminated the offering. Approximately 1.83 million shares were sold in the offering at an average share price of $5.46. The Company received net proceeds of $9.6 million after commissions and offering costs of $406,000. Due to a late Form 8-K filing by the Company on June 1, 2015, which was due by May 29, 2015, the Company is currently ineligible to use its shelf registration statement beginning on the filing date of this Annual Report on Form 10-K. The Company expects to again be eligible as of June 1, 2016.
Note 9—Income Taxes
For financial reporting purposes, income (loss) before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(35,074)	$(19,301)	$(5,270)
Foreign	17,344	17,375	13,762
Total	$(17,730)	$(1,926)	$8,492
The provision for income taxes based on income (loss) before income taxes is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal:
Current	$—	$—	$(258)
Deferred	(4,297)	(5,608)	222
	(4,297)	(5,608)	(36)
State:
Current	6	6	6
Deferred	62	853	88
	68	859	94
Foreign:
Current	4,930	2,453	2,022
Deferred	8	1,944	311
	4,938	4,397	2,333
Increase (decrease) in valuation allowance	3,894	4,698	(239)
Tax provision	$4,603	$4,346	$2,152

The provision for income taxes in the accompanying consolidated statements of operations differs from the amount calculated by applying the statutory income tax rate to income (loss) from continuing operations before income taxes. The primary components of such difference are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Taxes at federal statutory rate	$(6,028)	$(655)	$2,888
State taxes, net of federal benefit	(236)	(90)	(29)
Effect of tax rate differential for foreign subsidiary	(2,641)	(3,570)	(2,531)
Valuation allowance, including tax benefits of stock activity	3,894	4,698	(239)
Foreign taxes on unremitted earnings	2,085	1,590	—
Stock-based compensation	134	621	460
Foreign withholding taxes	180	—	—
Return to provision adjustments	1,131	536	(920)
Subpart F income inclusion	5,914	1,167	2,446
Other	170	49	77
Tax provision	$4,603	$4,346	$2,152
The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2015. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit, with the exception of $15.5 million which will impact additional paid in capital as discussed below. The Company has recorded a valuation allowance of $68.1 million as of December 31, 2015 to reflect the estimated amount of deferred tax assets that may not be realized. The Company released its valuation allowance related to its Germany subsidiary of $316,000 as the Company believes that it is more likely than not that the deferred tax assets will be realized. The Company increased its valuation allowance by $3.9 million for the year ended December 31, 2015.
At December 31, 2015, the Company has federal and state net operating loss carryforwards of approximately $152.9 million and $61.2 million, respectively. The federal tax loss carryforwards will begin to expire in 2020 and the state tax loss carryforwards will begin to expire in 2016. In addition, the Company has research and development and other tax credit carryforwards for federal and state income tax purposes as of December 31, 2015 of $6.1 million and $7.7 million, respectively. The federal credits will begin to expire in 2019 unless utilized and the state credits have an indefinite life. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s federal net operating loss and credit carryforwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.
Excess tax benefits associated with stock option exercises, restricted stock grants, and disqualifying dispositions of both incentive stock options and stock issued from the Company’s Employee Stock Purchase Plan in the amount of $3.5 million and $3.6 million, for 2015 and 2014, respectively, did not reduce current income taxes payable and, accordingly, are not included in the deferred tax asset relating to net operating loss carryforwards, but are included with the federal and state net operating loss carryforwards disclosed in this footnote. The tax benefits associated with stock option deductions from 1998 to 2005 in the amount of $15.5 million were not recorded in additional paid-in capital because their realization was not more likely than not to occur and, consequently, a valuation allowance was recorded against the entire benefit.
The Company has been granted a tax holiday in Switzerland, which is effective as of January 1, 2012 for 10 years. The tax holiday is conditional upon the Company meeting certain employment and investment thresholds. The impact of this tax holiday decreased foreign taxes by $672,000 and $665,000 for 2015 and 2014, respectively. The benefit of the tax holiday on net loss per diluted share was $0.02 and $0.02 for 2015 and 2014, respectively.
The Company records U.S. income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As a result of changes in the Company's financial projections, the Company changed its estimate of amounts considered permanently reinvested. Therefore, in the years ended December 31, 2015 and 2014, the Company recorded a deferred tax liability of $2.1 million and $1.6 million, respectively, associated with $41.7 million and $31.8 million, respectively, of unremitted earnings of a foreign subsidiary that are no longer considered indefinitely reinvested. In the event that the Company repatriates these funds, this withholding tax would become payable to the Swiss government. As of December 31, 2015, the cumulative amount of undistributed earnings considered indefinitely reinvested was $10.2 million. Determination of the amount of any unrecognized deferred income tax liability on the excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries is not practicable because of the complexities of the hypothetical calculation.

Items that give rise to significant portions of the deferred tax accounts are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Tax loss carryforwards	$52,504	$54,551
Tax credit carryforwards	19	19
Uniform capitalization, contract and inventory related reserves	1,558	1,728
Accrued vacation	592	669
Stock-based compensation	1,466	1,428
Capitalized research and development	6,212	—
Tax basis depreciation less book depreciation	1,019	—
Intangible assets	1,533	1,364
Deferred revenue	254	149
Accrued foreign taxes	1,271	—
Unrealized gains and losses	—	1,780
Other	2,527	2,668
Total	68,955	64,356
Deferred tax liabilities:
Inventory deduction	(235)	(206)
Pension assets	(1,173)	(1,476)
Allowance for doubtful accounts	(378)	(407)
Tax basis depreciation less book depreciation	—	(192)
Withholding tax on undistributed earnings of foreign subsidiary	(3,675)	(1,590)
Unrealized gains and losses	(984)	—
Other	(1)	(241)
Total	(6,446)	(4,112)
Net deferred tax assets before valuation allowance	62,509	60,244
Valuation allowance	(68,093)	(64,199)
Net deferred tax liabilities	$(5,584)	$(3,955)
As of December 31, 2015 and 2014, deferred tax assets of $491,000 and $460,000, respectively were included in other non-current assets in the consolidated balance sheet.
The Company accounts for uncertain tax benefits in accordance with the provisions of section 740-10 of the Accounting for Uncertainty in Income Taxes Topic of the FASB ASC. Of the total unrecognized tax benefits at December 31, 2015, approximately $13.8 million was recorded as a reduction to deferred tax assets, which caused a corresponding reduction in the Company’s valuation allowance of $13.8 million. To the extent unrecognized tax benefits are recognized at a time when a valuation allowance does not exist, the recognition of the $13.8 million tax benefit would reduce the effective tax rate. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2015 will change materially within the 12 month period following December 31, 2015.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2013	$12,634
Increase in current period positions	890
Decrease in prior period positions	(1,585)
Balance at December 31, 2014	11,939
Increase in current period positions	1,466
Increase in prior period positions	609
Balance at December 31, 2015	$14,014
The Company recognizes interest and penalties as a component of income tax expense. Interest and penalties for the years ended December 31, 2015, 2014 and 2013 were $119,000, $34,000 and $126,000, respectively.
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
Note 10—Leases
Rental expense amounted to $5.0 million, $5.6 million and $5.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was incurred primarily for facility leases. Future annual minimum rental commitments as of December 31, 2015 are as follows (in thousands):

Fiscal Years
2016	$4,316
2017	3,652
2018	2,274
2019	2,266
2020	1,266
Thereafter	2,407
Total	$16,181
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
The Company’s plan is regulated by the Swiss Government and is funded by the employees and the Company. The pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, participating employees are required to contribute to the pension plan. The Company made pension contributions of $640,000, $720,000 and $722,000 in 2015, 2014 and 2013, respectively; 45% of the total contributions to the plan each year are made by the employees. This plan has a measurement date of December 31. The Company does not have any rights to the assets of the plan other than the right to offset the liabilities of the plan.
The net pension asset decreased from $7.4 million to $5.8 million during the year ended December 31, 2015. The decrease in plan assets was primarily due to a significant number of employee departures and the corresponding benefits paid from account balances combined with a decreased return on plan assets. The increase in the benefit obligation was affected by an actuarial loss resulting from assumption changes made to reflect current market conditions as well as other plan costs. This increase was partially offset by the amount of benefits paid. The accumulated benefit obligation was approximately $31.3 million as of December 31, 2015 and 2014. The plan is fully funded and continues to be in a surplus condition.

The following table reflects changes in the pension benefit obligation and plan assets for the years ended December 31, 2015 and 2014 (in thousands):

	Pension Benefits
	Years ended December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$33,006	$32,577
Service cost	958	846
Interest cost	332	697
Plan participant contributions	523	593
Benefits paid	(3,064)	(3,018)
Actuarial loss	1,262	4,974
Plan change	83	—
Effect of foreign currency translation	53	(3,663)
Projected benefit obligation at end of year	33,153	33,006
Changes in plan assets:
Fair value of plan assets at beginning of year	40,368	43,145
Actual return on plan assets	419	3,478
Company contributions	640	720
Plan participant contributions	523	593
Benefits paid	(3,064)	(3,018)
Effect of foreign currency translation	116	(4,550)
Fair value of plan assets at end of year	39,002	40,368
Funded status at end of year	$5,849	$7,362
Amounts recognized in the consolidated balance sheets consist of (in thousands):

	As of December 31,
	2015	2014
Net long-term pension asset	$5,849	$7,362

Accumulated other comprehensive loss consists of the following:
Net prior service cost	837	853
Net loss	5,668	3,897
Accumulated other comprehensive loss before taxes	$6,505	$4,750

The components of net periodic pension cost and other amounts recognized in other comprehensive income (loss) before taxes are as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Components of net periodic pension cost:
Service cost	$958	$846	$831
Interest cost	332	697	504
Expected return on plan assets	(1,551)	(1,784)	(1,539)
Prior service cost amortization	136	140	44
Deferred loss amortization	45	—	180
Settlement cost	492	420	—
Net periodic pension cost	$412	$319	$20
Other amounts recognized in other comprehensive income (loss) before income taxes are as follows:
Prior service cost amortization	$(136)	$(140)	$(44)
Loss (gain) on value of plan assets	1,131	(1,695)	(2,977)
Actuarial (gain) loss on benefit obligation	1,262	4,975	(405)
Plan change	83	—	978
Settlement	(492)	(420)	—
Deferred loss amortization	(45)	—	(180)
Total recognized in other comprehensive income (loss), before taxes	$1,803	$2,720	$(2,628)
Total recognized in net periodic pension cost and other comprehensive income (loss), before taxes	$2,215	$3,039	$(2,608)
Assumptions used to determine the benefit obligation and net periodic pension cost are as follows:

	Pension Benefits
	Years ended December 31,
	2015	2014
Weighted-average assumptions used to determine benefit obligation:
Discount rate	0.75%	1.00%
Rate of compensation increase	2.50%	2.50%
Measurement date	11/30/2015	12/31/2014
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	1.00%	2.25%
Expected long-term return on plan assets	3.75%	4.25%
Rate of compensation increase	2.50%	2.50%

Percentage of the fair value of total plan assets held in each major category of plan assets:
Equity securities	29%	33%
Debt securities	23%	22%
Real estate investment funds	43%	40%
Other	5%	5%
Total	100%	100%
The pension plan’s overall strategy and investment policy is managed by the board of the plan. The overall long-term rate is based on the target asset allocation of 14% Swiss bonds, 10% non-Swiss hedged bonds, 10% Swiss equities, 15% global equities, 40% real estate, 5% emerging market equities, 4% alternative investments and 2% cash and other short-term investments.
The 2016 expected future long-term rate of return is estimated to be 3.00%, which is based on historical asset rates of returns for each asset allocation classification at a 0.21% rate for Swiss bonds, 0% for hedged foreign bonds, 2.54% for real estate, 3.52% for Swiss equities, 5.21% for unhedged global equities, 5.21% unhedged emerging markets, 1.23% for alternative investments and 0.23% for cash. The 2015 expected long-term rate of return was 3.75% and was based on the historical asset rates of return of 0.76% for Swiss bonds, 5.31% for unhedged emerging markets, 1.04% for hedged foreign bonds, 3.69% for real property, 4.10% for Swiss equities and 5.45% for unhedged global equities, 2.33% for alternative investments and 1.32% for cash.

Expected amortization during the year ending December 31, 2016 is as follows (in thousands):

Amortization of net prior service costs	$149
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2016	$1,360
2017	1,372
2018	1,431
2019	1,411
2020	1,340
Years 2021 through 2025	7,392
Total	$14,306
The Company expects to contribute approximately $550,000 to the pension plan in 2016.
Investment objectives:
The primary investment goal of the pension plan is to achieve a total annualized return of 3.00% over the long-term. The investments are evaluated, compared and benchmarked to plans with similar investment strategies. The plan also attempts to minimize risk by not having any single security or class of securities with a disproportionate impact on the plan. As a guideline, assets are diversified by asset classes (equity, fixed income/bonds, and alternative investments).
The fair values of the plans assets at December 31, 2015 and 2014, by asset category, are as follows (in thousands):

		Fair Value Measurements at
		December 31, 2015
	Total	Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash:
Held in Swiss Franc, Euro and USD	$808	$808	$—	$—
Equity securities:
Investment funds	12,292	11,303	989	—
Real estate investment funds	16,917	—	—	16,917
Fixed income / Bond Securities
Fixed income / Bond securities:	8,949	8,949	—	—
Other assets (accounts receivable, assets at real estate management company)	36	—	36	—
Net assets of pension plan	$39,002	$21,060	$1,025	$16,917

		Fair Value Measurements at
		December 31, 2014
	Total	Active Market Prices (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash:
Held in Swiss Franc, Euro and USD	$973	$973	$—	$—
Equity securities:
Investment funds	14,481	14,481	—	—
Real estate investment funds	16,049	—	—	16,049
Fixed income / Bond Securities
Fixed income / Bond securities:	8,839	8,839	—	—
Other assets (accounts receivable, assets at real estate management company)	26	—	26	—
Net assets of pension plan	$40,368	$24,293	$26	$16,049

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
Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the year by investment type:

Description	Real estate investments
Beginning balance, December 31, 2014	$16,049
Total unrealized gains included in net gain (1)	869
Foreign currency translation adjustments	(1)
Ending balance, December 31, 2015	$16,917
_____________

(1)	Total unrealized gains are reported as a component of the pension adjustment in accumulated other comprehensive income in the consolidated statement of stockholders’ equity.
U.S. Plan
The Company has a postretirement benefit plan covering its employees in the United States. Substantially all U.S. employees are eligible to elect coverage under a contributory employee savings plan which provides for Company matching contributions based on one-half of employee contributions up to certain plan limits. The Company’s matching contributions under this plan totaled $637,000, $547,000 and $506,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Note 12—Legal Proceedings
Although the Company expects to incur significant legal fees in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal fees and therefore, such fees will be expensed in the period the legal services are performed.
FCPA Matter
In January 2011, the Company reached settlements with the U.S. Securities and Exchange Commission ("SEC") and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other securities laws violations. The Company paid the monetary penalties under these settlements in installments such that all monetary penalties were paid in full by January 2013. With respect to the DOJ charges, a judgment of dismissal was issued in the U.S. District Court for the Southern District of California on March 28, 2014.
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

Swiss Bribery Matter
In August 2013, the Company's Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office. At the end of the search, the Swiss federal prosecutor presented the Company with a listing of the materials gathered by the representatives and then removed the materials from its premises for keeping at the prosecutor’s office. Based upon the Company’s exposure to the case, the Company believes this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. During initial discussions, the Swiss prosecutor has acknowledged both the existence of the Company's deferred prosecution agreement with the DOJ and its cooperation efforts thereunder, both of which should have a positive impact on discussions going forward. Additionally, other than the activities previously reviewed in conjunction with the SEC and DOJ matters under the FCPA, the Company has no reason to believe that additional facts or circumstances are under review by the Swiss authorities. In late March 2015, the Company was informed that the Swiss prosecutor intended to inform the parties in April 2015 as to whether the prosecutor’s office will bring charges or abandon the proceedings. However, to date, the Swiss prosecutor has not issued its formal decision. At this stage in the investigation, the Company is currently unable to determine the extent to which it will be subject to fines in accordance with Swiss bribery laws and what additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Government Investigations
In early 2013, the Company voluntarily provided information to the United States Attorney's Office for the Southern District of California and the SEC related to its announcement that it intended to file restated financial statements for fiscal years 2011 and 2012. On June 11, 2015, the Company received a subpoena from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the restated financial statements. The Company is providing information to the SEC in response to that subpoena and continues to cooperate with the SEC. At this stage, the Company cannot predict the ultimate outcome of this investigation or whether it will result in any loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Federal Shareholder Derivative Matter
On April 23, 2013 and May 7, 2013, two shareholder derivative actions were filed in the United States District Court for the Southern District of California, entitled Kienzle v. Schramm, et al., Case No. 13-cv-0966 (S.D. Cal. filed April 23, 2013) and Agrawal v. Cortes, et al., Case No. 13-cv-1084 (S.D. Cal. filed May 7, 2013). The complaints named as defendants certain of the Company's current and former officers and directors and named the Company as a nominal defendant. The complaints alleged that the individual defendants caused or allowed the Company to issue false and misleading statements about its financial condition, operations, management, and internal controls and falsely represented that it maintained adequate controls. The complaints asserted causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The lawsuits sought unspecified damages, an order directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures, restitution and disgorgement of profits, benefits, and other compensation, attorneys' and experts' fees, and costs and expenses.. The court issued an order consolidating the two actions on October 30, 2013 under the heading In re Maxwell Technologies, Inc. Derivative Litigation. On September 19, 2014, the parties entered into a memorandum of understanding concerning settlement of this matter related to certain corporate governance reforms to be implemented and/or maintained by the Company. On December 10, 2014, the parties signed a stipulation of settlement and on March 16, 2015, the court granted final approval of the settlement and dismissed this action. On July 13, 2015, the court issued an order establishing a fee award of $1.1 million to be paid to the plaintiffs in exchange for the benefit bestowed upon the Company due to the corporate governance reforms, and on August 10, 2015, the Company’s insurance carrier paid this amount in full.

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

Note 13 – Restructuring and Exit Costs
During the year ended December 31, 2015, the Company initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align the Company’s cost structure with the current business forecast and to improve operational efficiency. The plan also includes the potential divestiture of a product line. In connection with the restructuring plan, the Company expects to incur total restructuring charges between $2.6 million and $3.3 million. The anticipated charges include approximately $1.2 million to $1.9 million in facilities costs related to the consolidation of manufacturing operations, $1.3 million in employee severance costs and $125,000 in relocation costs. The Company also expects to incur $560,000 in accelerated equipment depreciation expense and $1.6 million in capital expenditures related to the restructuring. Upon completion of the plan, which is anticipated to be substantially completed by the end of the first quarter of 2016, total cash expenditures related to restructuring activities are expected to be approximately $1.4 million. During the year ended December 31, 2015, the Company paid $1.0 million in restructuring expenses.
The Company accounts for charges resulting from restructuring and exit activities in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”), and ASC Topic 712, Compensation-Nonretirement Postemployment Benefits for employee termination benefits to be paid in accordance with its ongoing employee termination benefit arrangement.
In June 2015, the Company ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the current business forecast. As a result, in June 2015, the Company recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. The liability recorded related to the exit of this leased space was $1.2 million, before tax, and is a component of the total expected restructuring charge.
Restructuring charges for the year ended December 31, 2015 include $1.3 million in employee severance costs for work force reductions. This amount includes planned severance payments to be paid in consideration of past employee services under the Company’s ongoing employee termination benefit arrangement, which were probable of incurrence and estimable as of December 31, 2015.
For the year ended December 31, 2015, the Company recorded total charges related to its restructuring plan of $2.5 million within "restructuring and exit costs" and recorded $434,000 of accelerated depreciation expense within “cost of revenue” in the consolidated statements of operations. As of December 31, 2015, the Company had a $294,000 liability associated with employee severance recorded in “accrued employee compensation”, $231,000 of lease obligation costs recorded within “other current liabilities” and $812,000 of lease obligation costs recorded within "other long term liabilities” in the consolidated balance sheet.
The following table summarizes the restructuring and exit costs for the year ended December 31, 2015 (in thousands):

Year ended December 31, 2015	Employee Severance Costs	Lease Obligation Costs	Total
Costs incurred	$1,439	$1,208	$2,647
Amounts paid	(1,010)	—	(1,010)
Accruals released	(135)	—	(135)
Other non-cash adjustments	—	(165)	(165)
Restructuring liability as of December 31, 2015	$294	$1,043	$1,337

Note 14—Unaudited Quarterly Financial Information

	Quarter Ended
	March 31		June 30		September 30		December 31
	(in thousands except per share data)
Year Ended December 31, 2015
Operating:
Total revenue	$34,670		$37,796		$45,076		$49,830
Gross profit	10,303		12,153		14,256		14,250
Net income (loss)	(9,341)	(a)	(9,376)	(b)	(1,449)	(c)	(2,167)	(d)
Basic and diluted net loss per share	$(0.32)		$(0.31)		$(0.05)		$(0.07)

	Quarter Ended
	March 31		June 30		September 30		December 31
	(in thousands except per share data)
Year Ended December 31, 2014
Operating:
Total revenue	$46,001		$46,074		$41,593		$52,918
Gross profit	17,863		16,597		15,480		18,503
Net income (loss)	319	(e)	(1,181)	(f)	(3,292)	(g)	(2,118)	(h)
Basic and diluted net income (loss) per share	$0.01		$(0.04)		$(0.11)		$(0.07)
_____________

(a)	Includes a non-cash expense for stock-based compensation of $839,000.

(b)
Includes restructuring costs of $2.3 million, a non-cash deferred tax expense of $2.1 million in connection with the probable repatriation of a portion of the unremitted earnings of a foreign subsidiary and a non-cash expense for stock-based compensation of $1.0 million.

(c)	Includes a non-cash expense for stock-based compensation of $1.1 million.

(d)	Includes a non-cash expense for stock-based compensation of $1.0 million.

(e)	Includes a non-cash expense for stock-based compensation of $755,000.

(f)	Includes a non-cash expense for stock-based compensation of $1.2 million.

(g)	Includes a non-cash expense for stock-based compensation of $1.0 million.

(h)
Includes non-cash deferred tax expense of $1.6 million in connection with the probable repatriation of a portion of the unremitted earnings of a foreign subsidiary and a non-cash expense for stock-based compensation of $1.0 million.

Schedule II
Valuation and Qualifying Accounts (in thousands)

	Balance at the Beginning of the Year ($)	Charged to Expense ($)	Acquisitions/ Transfers and Other ($)	Write-offs Net of Recoveries ($)	Balance at the End of the Year ($)
Allowance for Doubtful Accounts:
December 31, 2013	157	22	—	(45)	134
December 31, 2014	134	61	—	(52)	143
December 31, 2015	143	304	1	(196)	252

Allowance for Excess and Obsolete Inventories:
December 31, 2013	1,941	2,023	12	(406)	3,570
December 31, 2014	3,570	892	(24)	(419)	4,019
December 31, 2015	4,019	475	(1)	(1,114)	3,379

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
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
Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2015.
BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements of Maxwell in this Annual Report on Form 10-K, has issued an unqualified opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2015 which is included in this Item under the heading “Report of Independent Registered Public Accounting Firm”.
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
San Diego, California
We have audited Maxwell Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maxwell Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Maxwell Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maxwell Technologies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 17, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
San Diego, California
February 17, 2016

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

3.	Exhibits.

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation of Registrant. (5)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated November 22, 1996. (3)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated February 9, 1998. (1)

3.4	Amended and Restated Bylaws of Registrant. (2)

10.1	Indemnity Agreement for Directors of Registrant dated December 2003. (6)

10.2	Registrant’s 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (7) **

10.3	Form of Restricted Stock Unit Award Agreement under the 2005 Omnibus Equity Incentive Plan. (8) **

10.4	Form of Restricted Stock Agreement for Service-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (9) **

10.5	Form of Restricted Stock Agreement for Performance-based Awards under the 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010. (9) **

10.6	Amended and Restated 2004 Employee Stock Purchase Plan of Registrant. (4) **

10.7	Registrant’s 2013 Omnibus Equity Incentive Plan. (4) **

10.8	Form of Option Agreement under the 2013 Omnibus Incentive Plan. (10) **

10.9	Form of Restricted Stock Unit Agreement under the 2013 Omnibus Equity Incentive Plan. (11) **

10.10	Form of Performance Restricted Stock Unit Agreement under the 2013 Omnibus Equity Incentive Plan. (10) **

10.11	Form of Market Stock Unit Award Agreement under the 2013 Omnibus Equity Incentive Plan. (14) **

10.12	Maxwell Technologies, Inc. Incentive Bonus Plan. (14) **

10.13	Maxwell Technologies, Inc. Severance and Change in Control Plan. (14) **

10.14	Transition Agreement and Release of All Claims between the Registrant and Kevin S. Royal, dated May 8, 2015. (12) **

10.15	Employment Agreement between the Registrant and David Lyle, dated May 8, 2015. (12) **

10.16	Amendment to Employment Agreement between the Registrant and David Lyle, dated January 15, 2016. (14) **

10.17	Employment Agreement between the Registrant and Franz Fink, dated April 25, 2014. (15) **

10.18	Amendment to Employment Agreement between the Registrant and Franz Fink, dated January 15, 2016. (14) **

10.19	Loan and Security Agreement between the Registrant and East West Bank, dated July 3, 2015. (13)

21.1	List of Subsidiaries of Registrant. *

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit Number	Description of Document

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. *

_________

*	Filed herewith.

**	Management contract or compensatory plan or arrangement of the company required to be filed as an exhibit.

(1)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC file no. 000-10964).

(2)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2016(SEC file no. 001-15477).

(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC file no. 000-10964).

(4)	Incorporated herein by reference to Registrant’s Schedule 14A for the 2013 Annual Meeting of Stockholders filed with the SEC on October 30, 2013 (SEC file no. 001-15477).

(5)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 000-10964).

(6)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC file no. 001-15477).

(7)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2010 (SEC file no. 001-15477).

(8)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 (SEC file no. 001-15477).

(9)	Incorporated herein by reference to Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2010 (SEC file no. 001-15477).

(10)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 17, 2015 (SEC file no. 001-15477).

(11)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K/A filed with the SEC on March 23, 2015 (SEC file no. 001-15477).

(12)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on May 11, 2015 (SEC file no. 001-15477).

(13)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2015 (SEC file no. 001-15477).

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2016 (SEC file no. 001-15477).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2014 (SEC file no. 001-15477).

(b)	See the exhibits required by this item under Item 15(a)(3) above.

(c)	See the financial statement schedule required by this item under Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of February 2016.

MAXWELL TECHNOLOGIES, INC.

By:	/S/ FRANZ FINK
Franz Fink President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Franz Fink and David Lyle, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and on his or her behalf to sign, execute and file this Annual Report on Form 10-K and any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANZ FINK	President and Chief Executive Officer	February 17, 2016
Franz Fink	(Principal Executive Officer)

/s/ DAVID LYLE	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	February 17, 2016
David Lyle
(Principal Financial and Accounting Officer)

/s/ RICK BERGMAN	Director	February 17, 2016
Rick Bergman

/s/ BURKHARD GOESCHEL	Director	February 17, 2016
Burkhard Goeschel

/s/ ROBERT L. GUYETT	Director	February 17, 2016
Robert L. Guyett

/s/ ROGER HOWSMON	Director	February 17, 2016
Roger Howsmon

/s/ YON YOON JORDEN	Director	February 17, 2016
Yon Yoon Jorden

/s/ MARK ROSSI	Director	February 17, 2016
Mark Rossi

/s/ DAVID SCHLOTTERBECK	Director	February 17, 2016
David Schlotterbeck