Form 10-Q
period 2016-03-31
MAXWELL TECHNOLOGIES INC
filed 2016-05-04
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of April 29, 2016 is 31,948,177 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2016

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2016, and the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three months ended March 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
The following condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
In addition, operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2016.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$21,589	$24,382
Restricted cash	400	400
Trade and other accounts receivable, net of allowance for doubtful accounts of $303 and $252, at March 31, 2016 and December 31, 2015, respectively	28,110	43,172
Inventories, net	29,200	39,055
Prepaid expenses and other current assets	2,479	2,593
Assets held for sale	14,411	—
Total current assets	96,189	109,602
Property and equipment, net	31,512	32,324
Goodwill	23,998	23,635
Pension asset	6,125	5,849
Other non-current assets	611	603
Total assets	$158,435	$172,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,597	$33,985
Accrued employee compensation	7,133	6,672
Deferred revenue and customer deposits	3,375	3,066
Short-term borrowings and current portion of long-term debt	37	42
Liabilities held for sale	922	—
Total current liabilities	34,064	43,765
Deferred tax liability, long-term	6,261	6,076
Long-term debt, excluding current portion	44	49
Other long-term liabilities	2,787	2,947
Total liabilities	43,156	52,837
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.10 par value per share, 40,000 shares authorized; 31,944 and 31,782 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3,192	3,176
Additional paid-in capital	292,420	291,505
Accumulated deficit	(187,247)	(180,399)
Accumulated other comprehensive income	6,914	4,894
Total stockholders’ equity	115,279	119,176
Total liabilities and stockholders’ equity	$158,435	$172,013
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$35,203	$34,670
Cost of revenue	25,550	24,367
Gross profit	9,653	10,303
Operating expenses:
Selling, general and administrative	10,098	10,957
Research and development	5,607	7,918
Restructuring and exit costs	188	—
Total operating expenses	15,893	18,875
Loss from operations	(6,240)	(8,572)
Interest expense, net	70	94
Other income	(84)	—
Foreign currency exchange loss, net	139	328
Loss before income taxes	(6,365)	(8,994)
Income tax provision	483	347
Net loss	$(6,848)	$(9,341)
Net loss per share:
Basic and diluted	$(0.22)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	31,650	29,445
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(6,848)	$(9,341)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,942	2,613
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax provision of $12 and $2 for the three months ended March 31, 2016 and 2015, respectively	48	9
Amortization of prior service cost, net of tax provision of $7 and $7 for the three months ended March 31, 2016 and 2015, respectively	30	28
Other comprehensive income, net of tax	2,020	2,650
Comprehensive loss	$(4,828)	$(6,691)
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(6,848)	$(9,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,587	2,824
Amortization of intangible assets	—	51
Pension cost (benefit)	157	(20)
Stock-based compensation expense	1,203	839
Gain on sale of property and equipment	(84)	—
Unrealized loss on foreign currency exchange rates	57	287
Provision for (recovery of) losses on accounts receivable	51	(9)
Provision for (recovery of) losses on inventory	(10)	94
Provision for warranties	139	202
Changes in operating assets and liabilities:
Trade and other accounts receivable	13,076	11,662
Inventories, net	(1,376)	1,622
Prepaid expenses and other assets	132	335
Pension asset	(139)	(168)
Accounts payable and accrued liabilities	(10,563)	(8,246)
Deferred revenue and customer deposits	304	533
Accrued employee compensation	(192)	(1,333)
Deferred tax liability	81	—
Other long-term liabilities	(169)	(109)
Net cash used in operating activities	(1,594)	(777)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,238)	(1,275)
Proceeds from sale of property and equipment	84	—
Net cash used in investing activities	(2,154)	(1,275)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(11)	(3,378)
Proceeds from long-term debt and short-term borrowings	—	2,946
Proceeds from issuance of common stock under equity compensation plans	346	482
Net cash provided by financing activities	335	50
Effect of exchange rate changes on cash and cash equivalents	620	371
Decrease in cash and cash equivalents	(2,793)	(1,631)
Cash and cash equivalents, beginning of period	24,382	24,732
Cash and cash equivalents, end of period	$21,589	$23,101
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
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, and as of March 31, 2016, had three manufacturing facilities located in San Diego, California; Rossens, Switzerland; and Peoria, Arizona. In April 2016, the Company exited its manufacturing facility in San Diego, California. In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment, which during the three months ended March 31, 2016 was comprised of three product lines:

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

•
Radiation-Hardened Microelectronic Products: The Company’s radiation-hardened microelectronic products for satellites and spacecraft include single board computers and components, such as high-density memory and power modules. Many of these products incorporate our proprietary RADPAK® packaging and shielding technology and novel architectures that enable them to withstand the effects of environmental radiation and perform reliably in space. In April 2016, the Company sold the assets and certain liabilities of the radiation-hardened microelectronics product line.

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

Reclassifications
Foreign currency exchange gains and losses have been reclassified from "cost of revenue" and "selling, general and administrative" expenses to "foreign currency exchange loss, net" in the condensed consolidated statement of operations for the three months ended March 31, 2015 to conform to the current period presentation. These reclassifications do not impact reported net loss and do not otherwise have a material impact on the presentation of the overall financial statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, deferred income taxes, the incurrence of warranty obligations, impairment of goodwill, estimation of the cost to complete certain projects, estimation of pension assets and liabilities, accruals for estimated losses from legal matters, and estimation of the value of stock-based compensation awards, including the probability that the performance criteria of restricted stock awards and restricted stock unit awards will be met.
Restricted Cash
Restricted cash as of March 31, 2016 and December 31, 2015 consists of a $0.4 million cash balance on deposit to secure certain ongoing banking transactions.
Income Taxes
As of March 31, 2016, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $68.1 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
The Company records taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of March 31, 2016, the Company has recorded a $3.7 million deferred tax liability for Swiss withholding taxes associated with $73.5 million of undistributed earnings of its Swiss subsidiary that are no longer considered indefinitely reinvested. In the event that the Company repatriates these funds, these withholding taxes would become payable.
Warranty Obligation
The Company provides warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of March 31, 2016 and December 31, 2015, the accrued warranty liability included in "accounts payable and accrued liabilities" in the condensed consolidated balance sheets was $1.2 million and $1.3 million, respectively.
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
A portion of our revenue is derived from sales to distributors. Distributor revenue is recognized when all of the criteria for revenue recognition are met, which is generally the time of shipment to the distributor; all returns and credits are estimable and not significant.

Revenue from production-type contracts, which represent less than five percent of total revenue, is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred as a percentage of total costs anticipated, excluding costs that are not representative of progress to completion.
Total deferred revenue and customer deposits in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 was $3.4 million and $3.1 million, respectively, and relates to cash received from customers on sales for which the revenue recognition criteria had not been achieved, customer advances, as well as other less significant customer arrangements requiring the deferral of revenue.
Liquidity
As of March 31, 2016, the Company had approximately $21.6 million in cash and cash equivalents, and working capital of $62.1 million. In July 2015, the Company entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit which is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of March 31, 2016, no amounts have been borrowed under this revolving line of credit and the amount available was $18.1 million. Management believes the available cash balance, along with the available borrowings under the revolving line of credit, will be sufficient to fund operations, obligations as they become due, and capital investments for at least the next twelve months.
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

	Three Months Ended March 31,
	2016	2015
Numerator
Net loss	$(6,848)	$(9,341)
Denominator
Weighted-average common shares outstanding	31,650	29,445
Net loss per share
Basic and diluted	$(0.22)	$(0.32)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Outstanding options to purchase common stock	907	897
Unvested restricted stock awards	216	361
Unvested restricted stock unit awards	1,773	825
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
The recognition of restructuring costs requires the Company to make certain assumptions related to the amounts of employee severance benefits, the time period over which leased facilities will remain vacant and expected sublease terms and discount rates. Estimates and assumptions are based on the best information available at the time the obligation arises. These estimates are reviewed and revised as facts and circumstances dictate; changes in these estimates could have a material effect on the amount accrued in the condensed consolidated balance sheet.

Assets and Liabilities Held for Sale
In connection with the Company's restructuring plan, during the first quarter of 2016, the Company committed to a plan to sell the net assets of its microelectronics product line. Accordingly, during the first quarter of 2016, the Company met the held for sale criteria in accordance with ASC Topic 380, Impairment or Disposal of Long Lived Assets and the Company ceased depreciation on the property and equipment held for sale. As of March 31, 2016, the current assets held for sale in the Company's condensed consolidated balance sheet were primarily comprised of inventory, accounts receivable, property and equipment and goodwill. The current liabilities held for sale in the Company's condensed consolidated balance sheet were comprised mainly of accounts payable and other current liabilities. The sale of the microelectronics product line does not represent a strategic shift that will have a major effect on the Company's operations and financial results. As such, the Company has not accounted for the disposition as a discontinued operation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends ASU 2014-09 by clarifying the accounting for licenses of intellectual property, as well as the identification of distinct performance obligations in a contract, and is effective concurrently with ASU 2014-09. The Company is in the process of evaluating the transition method that will be elected and the impact of adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company is currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting that changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any annual or interim period. The Company is in the process of evaluating the potential effects of the adoption of this guidance on the consolidated financial statements, as well as whether to adopt the new guidance early.
There have been no other recent accounting standards, or changes in accounting standards, during the three months ended March 31, 2016, as compared to the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to the Company.

Note 2 – Balance Sheet Details (in thousands)
Inventories, net

	March 31, 2016	December 31, 2015
Raw materials and purchased parts	$13,485	$21,126
Work-in-process	1,274	4,367
Finished goods	15,283	16,913
Consigned finished goods	129	28
Reserves	(971)	(3,379)
Total inventories, net	$29,200	$39,055
Goodwill
The change in the carrying amount of goodwill from December 31, 2015 to March 31, 2016 is as follows:

Balance at December 31, 2015	$23,635
Foreign currency translation adjustments	654
Reclassification of goodwill as held for sale	(291)
Balance at March 31, 2016	$23,998
Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2015	$9,933	$(5,039)	$4,894
Other comprehensive income before reclassification	1,942	—	1,942
Amounts reclassified from accumulated other comprehensive income	—	78	78	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the three months ended March 31, 2016	1,942	78	2,020
Balance as of March 31, 2016	$11,875	$(4,961)	$6,914

Note 3 – Credit Facilities
Revolving Line of Credit
In July 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of March 31, 2016 the amount available under the Revolving Line of Credit was $18.1 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 100% of its equity interests in Maxwell SA. The obligations under the Loan Agreement are also guaranteed directly by Maxwell SA. The Revolving Line of Credit will mature on July 3, 2018; however, repayment of amounts owed pursuant to the Loan Agreement may be accelerated in the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein. The financial covenants that the Company is required to meet during the term of the credit agreement include a minimum four-quarter rolling EBITDA, a quarterly minimum quick ratio and a monthly minimum cash requirement.
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
The Company is required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of March 31, 2016.
Former Credit Facility
In December 2011, the Company obtained a secured credit facility in the form of a revolving line of credit (the “Former Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Former Credit Facility”). Borrowings under the Former Credit Facility bore interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at the Company's option, subject to certain limitations. The balance of the Equipment Term Loan was paid in full by the maturity date of April 30, 2015. Concurrently with entering into the Loan Agreement described above, in July 2015, the Company repaid all outstanding loans under the Former Revolving Line of Credit and the Former Credit Facility was terminated. The Company did not incur any early termination or prepayment penalties under the Former Credit Facility in connection with the above transactions.
Other Long-term Borrowings
The Company has various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 1.9% to 3.9%. At March 31, 2016 and December 31, 2015, $81,000 and $91,000, respectively, was outstanding under these financing agreements.
Note 4 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. As of March 31, 2016, the financial instruments to which this topic applied were foreign currency forward contracts. As of March 31, 2016, the fair value of these foreign currency forward contracts was a liability of $37,000 which is recorded in “accounts payable and accrued liabilities" in the consolidated balance sheet. The fair value of these derivative instruments is measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC. All forward contracts as of March 31, 2016 had approximately a one-month original maturity term and mature on April 4, 2016 or May 3, 2016.
The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.

Note 5 – Foreign Currency Derivative Instruments
The Company uses forward contracts to hedge certain monetary assets and liabilities, primarily receivables, payables and cash balances, denominated in foreign currencies. The change in fair value of these forward contracts represents a natural hedge as gains and losses on these instruments partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. These forward contracts generally expire in one month. These contracts are considered economic hedges but are not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instrument is recognized each period in the consolidated statement of operations.
The net gains and losses on foreign currency forward contracts included in "foreign currency exchange loss, net" in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Total gain (loss)	$(15)	$764
The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in "foreign currency exchange loss, net" in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Total gain (loss)	$(18)	$(1,091)
As of March 31, 2016, the total notional amount of foreign currency forward contracts not designated as hedges was $1.2 million.
The following table presents gross amounts, amounts offset and net amounts presented in the condensed consolidated balance sheets for the Company's derivative instruments measured at fair value (in thousands):

	March 31, 2016	December 31, 2015
Gross amounts of recognized asset	$33	$66
Gross amounts offset	(70)	(50)
Net amount of recognized asset (liability)	$(37)	$16
The Company has the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. For additional information, refer to Note 4 – Fair Value Measurements.
Note 6 – Stock Plans
The Company has two active stock-based compensation plans as of March 31, 2016: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
The Company generally issues the majority of employee stock compensation grants in the first quarter of the year; other grants issued during the year are typically for new employees.

Stock Options
During the three months ended March 31, 2016, no stock options were granted. During the three months ended March 31, 2015, the Company granted 229,657 stock options which had an average grant date fair value per share of $3.68. Compensation expense recognized for stock options for the three months ended March 31, 2016 and 2015 was $82,000 and $24,000, respectively. The fair value of the stock options granted during the three months ended March 31, 2015 was estimated using the Black-Scholes valuation model with the following assumptions:

Three Months Ended
March 31,
2015
Expected dividend yield	—%
Expected volatility	61%
Risk-free interest rate	1.61%
Expected term (in years)	5.0
Restricted Stock Awards
Beginning in 2014, the Company ceased granting restricted stock awards and began granting restricted stock units ("RSUs") to employees as part of its annual equity incentive award program, therefore, no restricted stock awards were issued during the three months ended March 31, 2016 or 2015. During the three months ended March 31, 2016 and 2015, compensation expense related to restricted stock awards was $(0.3) million and $0.4 million, respectively. During the three months ended March 31, 2016, there were reversals of previously recorded expense due to terminations under the Company's restructuring plan as well as other employee terminations.
Restricted Stock Units
Non-employee directors receive annual RSU awards, normally in February of each year, as part of their annual retainer compensation. These awards vest one year from the date of grant provided the non-employee director provides continued service. Additionally, new directors normally receive RSUs upon their election to the board. The Company also grants RSUs to employees as part of its annual equity incentive award program, with vesting typically in equal annual installments over four years of continuous service. Additionally, the Company grants performance-based restricted stock units ("PSUs") to executives with vesting contingent on continued service and achievement of specified performance objectives or relative stock price targets. Each restricted stock unit represents the right to receive one unrestricted share of the Company’s common stock upon vesting.
During the three months ended March 31, 2016, the Company granted 732,827 service-based RSUs with an average grant date fair value of $5.67 per share and 302,387 PSUs with an average grant date fair value of $7.54 per share. During the three months ended March 31, 2015 the Company granted 478,989 service-based RSUs with an average grant date value of $7.32 per share and 190,957 PSUs with an average grant date fair value of $7.33 per share.
Included in the PSUs granted during the three months ended March 31, 2016, were 256,163 performance-based market-condition stock units. The market-condition PSUs will be earned based on the level of the Company's stock price performance against a determined market index over one, two and three year performance periods. The market-condition PSUs have the potential to vest between 0% and 200% and the recipients must remain employed through each measurement period in order to vest. The fair value of the market-condition PSUs granted was calculated using a Monte Carlo valuation model with the following assumptions:

Three Months Ended
March 31,
2016
Expected dividend yield	—%
Expected volatility	62%
Risk-free interest rate	1.07%
Expected term (in years)	3.0

The following table summarizes the amount of compensation expense recognized for restricted stock units for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
RSU Type	2016	2015
Service-based	$533	$212
Performance-based specific objectives	12	59
Market-condition	191	34
	$736	$305
Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period. The number of shares purchased is based on participants’ contributions made during the offering period.
Compensation expense recognized for the ESPP was $82,000 and $83,000, respectively, for the three months ended March 31, 2016 and 2015. The fair value of the ESPP shares for the three months ended March 31, 2016 and 2015 was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2016	2015
Expected dividend yield	—%	—%
Expected volatility	60%	56%
Risk-free interest rate	0.49%	0.03%
Expected term (in years)	0.5	0.5
Fair value per share	$2.27	$2.10
Bonuses to be Settled in Stock
On January 15, 2016, the Compensation Committee of the Board of Directors of the Company adopted the Maxwell Technologies, Inc. Incentive Bonus Plan to enable participants to earn annual incentive bonuses based upon achievement of specified financial and strategic performance. The Company intends to settle bonuses earned under the plan for the fiscal year 2016 performance period with fully vested common stock of the Company in the first quarter of 2017, therefore, $0.6 million of stock compensation expense was accrued for such bonuses in the three months ended March 31, 2016.
Stock-Based Compensation Expense
Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	$235	$206
Selling, general and administrative	671	366
Research and development	297	267
Total stock-based compensation expense	$1,203	$839

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
On June 11, 2015, the Company completed the sale of approximately $10.0 million of the company's common stock and terminated the offering. Approximately 1.83 million shares were sold in the offering at an average share price of $5.46. During the second quarter of 2015, the Company received net proceeds of $9.6 million after commissions and offering costs of $0.4 million. Due to a late Form 8-K filing by the Company on June 1, 2015, which was due by May 29, 2015, the Company is currently ineligible to use its shelf registration statement. The Company expects to again be eligible as of June 1, 2016.
Note 8 – Defined Benefit Plan
Maxwell SA has a retirement plan that is classified as a defined benefit pension plan. The employee pension benefit is based on compensation, length of service and credited investment earnings. The plan guarantees both a minimum rate of return as well as minimum annuity purchase rates. The Company’s funding policy with respect to the pension plan is to contribute the amount required by Swiss law, using the required percentage applied to the employee’s compensation. In addition, participating employees are required to contribute to the pension plan. This plan has a measurement date of December 31.
Components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Service cost	$290	$242
Interest cost	61	84
Expected return on plan assets	(291)	(392)
Prior service cost amortization	37	35
Deferred loss amortization	60	11
Net periodic pension cost (benefit)	$157	$(20)
Employer contributions of $151,000 and $166,000 were paid during the three months ended March 31, 2016 and 2015, respectively. Additional employer contributions of approximately $450,000 are expected to be paid during the remainder of fiscal 2016.
Note 9 – Legal Proceedings
Although the Company expects to incur legal fees in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal fees and therefore, such fees will be expensed in the period the legal services are performed.
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

On October 15, 2013, the Company received an informal notice from the DOJ that an indictment against the former Senior Vice President and General Manager of its Swiss subsidiary had been filed in the United States District Court for the Southern District of California. The indictment is against the individual, a former officer, and not against the Company and the Company does not foresee that further penalties or fines could be assessed against it as a corporate entity for this matter. However, the Company may be required throughout the term of the action to advance the legal fees and costs incurred by the individual defendant and to incur other financial obligations. While the Company maintains directors’ and officers’ insurance policies which are intended to cover legal expenses related to its indemnification obligations in situations such as these, the Company cannot determine if and to what extent the insurance policy will cover the ongoing legal fees for this matter. Accordingly, the legal fees that may be incurred by the Company in defending this former officer could have a material impact on its financial condition and results of operation.
Swiss Bribery Matter
In August 2013, the Company's Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office. At the end of the search, the Swiss federal prosecutor presented the Company with a listing of the materials gathered by the representatives and then removed the materials from its premises for keeping at the prosecutor’s office. Based upon the Company’s exposure to the case, the Company believes this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. During initial discussions, the Swiss prosecutor has acknowledged both the existence of the Company's deferred prosecution agreement with the DOJ and its cooperation efforts thereunder, both of which should have a positive impact on discussions going forward. Additionally, other than the activities previously reviewed in conjunction with the SEC and DOJ matters under the FCPA, the Company has no reason to believe that additional facts or circumstances are under review by the Swiss authorities. To date, the Swiss prosecutor has not issued its formal decision as to whether the charges will be brought against individuals or the Company or whether the proceeding will be abandoned. At this stage in the investigation, the Company is currently unable to determine the extent to which it will be subject to fines in accordance with Swiss bribery laws and what additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Government Investigations
In early 2013, the Company voluntarily provided information to the SEC and the United States Attorney's Office for the Southern District of California related to its announcement that it intended to file restated financial statements for fiscal years 2011 and 2012. On June 11, 2015, the Company received a subpoena from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the restated financial statements. The Company has provided information to the SEC in response to that subpoena and continues to cooperate with the SEC. At this stage, the Company cannot predict the ultimate outcome of this investigation or whether it will result in any loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Note 10 – Restructuring and Exit Costs
In 2015, the Company initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align the Company's cost structure with the current business forecast and to improve operational efficiency. The plan also included the disposition of the Company's microelectronics product line, which was completed in April 2016. The restructuring plan was otherwise substantially completed in the first quarter of 2016. Total restructuring charges were $2.7 million, which includes $1.2 million in facilities costs related to the consolidation of manufacturing operations, $1.2 million in employee severance costs and $0.3 million in other exit costs. The Company also incurred $0.6 million in accelerated equipment depreciation expense related to the consolidation of manufacturing operations. Total cash expenditures related to restructuring activities are expected to be approximately $1.5 million.
The Company accounts for charges resulting from restructuring and exit activities in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”), and ASC Topic 712, Compensation-Nonretirement Postemployment Benefits for employee termination benefits to be paid in accordance with its ongoing employee termination benefit arrangement.
In June 2015, the Company ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the current business forecast. As a result, in June 2015, the Company recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. The expense related to the exit of this leased space was $1.2 million, before tax, and was recorded as a component of the total restructuring charge.

During the three months ended March 31, 2016, cash payments in connection with the restructuring plan were $0.2 million, primarily related to employee severance costs.
For the three months ended March 31, 2016, the Company recorded net charges related to its restructuring plan of $0.2 million within "restructuring and exit costs" and also recorded $0.1 million of accelerated depreciation expense within “cost of revenue” in the condensed consolidated statements of operations. As of March 31, 2016, the Company had a $61,000 liability associated with employee severance recorded in “accrued employee compensation”, $0.2 million in lease obligation costs and $0.3 million in other exit costs recorded in “accounts payable and accrued liabilities” and $0.8 million in lease obligation costs recorded in "other long term liabilities” in the condensed consolidated balance sheet.
The following table summarizes the restructuring and exit costs for the three months ended March 31, 2016 (in thousands):

	Employee Severance Costs	Lease Obligation Costs	Other Exit Costs	Total
Restructuring liability as of December 31, 2015	$294	$1,043	$—	$1,337
Costs incurred	60	—	262	322
Amounts paid	(159)	—	(2)	(161)
Accruals released	(134)	—	—	(134)
Other non-cash adjustments	—	(77)	—	(77)
Restructuring liability as of March 31, 2016	$61	$966	$260	$1,287
Note 11 – Subsequent Events
On April 12, 2016, the Company announced that it had entered into an asset purchase agreement (the “Asset Purchase Agreement”) to sell its assets and certain of its liabilities, comprising the Company’s microelectronics product line, to Data Device Corporation, a privately-held Delaware corporation. The transaction contemplated by the Asset Purchase Agreement (the “Transaction”) was completed on April 27, 2016. The Transaction purchase price was $21.0 million, subject to a working capital adjustment and a $1.5 million escrow holdback on the purchase price. In the second quarter of 2016, upon completion of the sale, the Company expects to record a gain of approximately $7 million.
In connection with the Transaction, on April 12, 2016, the Company also entered into a first amendment (the “First Amendment”) to the Loan Agreement, to align certain financial covenants with the Company’s remaining business following the Transaction. Among other things, the First Amendment amended certain financial covenants, including decreasing minimum EBITDA requirements for the period of September 30, 2016 through June 30, 2017 and increasing minimum consolidated cash requirements beginning with the fiscal quarter ending September 30, 2016.

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

For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A, of this document and Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Current Year Highlights

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Off Balance Sheet Arrangements
Executive Overview
Maxwell is a global leader in developing, manufacturing and marketing energy storage and power delivery products for transportation, industrial, information technology and other applications and microelectronic products for space and satellite applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated. We believe that this “life-of-the-application” reliability gives our products a competitive advantage and enables them to command higher profit margins than commodity products. We have two product lines: ultracapacitors with applications in multiple industries, including transportation and renewable energy and high-voltage capacitors applied mainly in electrical utility infrastructure. In April 2016, we sold the assets and certain liabilities of a third product line, radiation-hardened microelectronic products for space and satellite applications.
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
In 2015, we initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align our cost structure with the current business forecast and to improve operational efficiency. The plan also included the disposition of our microelectronics product line, which was completed in April 2016. We anticipate cost savings between $5 million and $6 million per year as a result of our restructuring activities, which we expect will be fully realized in the third quarter of 2016. The restructuring plan was substantially completed in the first quarter of 2016, other than the disposition of our microelectronics product line which was completed in the second quarter of 2016.
In the first quarter of 2016, revenues were $35.2 million, representing an overall increase of 2% compared with $34.7 million in the same period one year ago. The increase is primarily attributable to higher revenue for our ultracapacitor products, for which revenue increased by 7% to $23.5 million in the first quarter of 2016 from $21.9 million in the first quarter of 2015, primarily due to increased sales for rail transit and wind energy applications, partially offset by decreased sales for hybrid transit vehicle and automotive applications.

Revenues for our high voltage capacitor products were $8.2 million for the first quarter of 2016 compared with $10.7 million for the same period in the prior year. The decrease was primarily driven by a soft market in China as customers put orders on hold while waiting for the release of China's new 5-year plan, which was released at the end of the quarter. Revenues for our microelectronics products increased by $1.4 million to $3.5 million for the first quarter of 2016 compared with $2.1 million for the same period in 2015, as revenues for this product line can vary widely based on the timing of governmental and commercial programs incorporating our products.
As of March 31, 2016, we had cash and cash equivalents of $21.6 million. Management believes that this available cash balance will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months. In addition, we have a revolving line of credit available up to a maximum of $25.0 million, and we have not borrowed any amounts under this facility to date. In the future, we may decide to supplement existing cash and planned cash flow from operations by borrowing funds or by issuing additional debt or equity.
Overall gross profit margin during the quarter decreased to 27% compared with 30% in the first quarter of 2015, primarily related to pricing changes for our ultracapacitor products as a result of competition and decreasing subsidies in the Chinese hybrid transit vehicle market. Operating expenses in the first quarter of 2016 decreased to 45% of revenue, compared with 56% of revenue in the same period one year ago, primarily attributable to our restructuring and cost reduction efforts.
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
More recently, we have begun to experience significant competition and pricing pressure in the Chinese hybrid transit vehicle market, which has historically represented a significant portion of our sales, as a result of changes in the government subsidy program and other market factors. In order to remain competitive, we may be required to lower our prices and provide more favorable sales terms to our customers. We remain focused on reducing the cost of producing our ultracapacitors in order to offset in part the lower prices we are now offering in this particular market. However, in the short-term, our cost reduction efforts are not expected to fully offset the impact of these lower prices.
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

Current Year Highlights
During the three months ended March 31, 2016, we continued to focus on introducing new products, winning new customers, developing new product applications, adjusting production capacity, reducing costs to align with near-term revenue forecasts, and improving production and other operational processes. Some of these efforts are described below:

•
In January, we announced that our ultracapacitors had been selected by Beijing Huadian Tianren Electric Power Control Technology Co., Ltd., a subsidiary of China Guodian Corporation, as the core component of a wind farm energy storage demonstration project. One of the five largest power producers in the country, China Guodian Corporation's system is the first megawatt (MW)-scale, ultracapacitor-based wind farm energy storage system in the world.

•
In February, we announced the newest addition to our K2 family with a 3-volt, 3,000-farad ultracapacitor cell. With 31 percent higher power than our leading 2.7-volt, 3,000-farad cell in the industry-standard 60 mm cylindrical form factor, customers now have the flexibility to either increase available power and energy in the same volume or significantly cost-optimize their system designs with fewer cells or modules while maintaining the same power and energy.

•
In April, we announced that we had entered into a definitive agreement to sell our microelectronics product line to Data Device Corporation, a subsidiary of ILC Industries, Inc. The agreement includes all assets and certain liabilities related to our microelectronics product line. The transaction was completed on April 27, 2016.

Results of Operations
The Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenue	100%	100%
Cost of revenue	73%	70%
Gross profit	27%	30%
Operating expenses:
Selling, general and administrative	28%	33%
Research and development	16%	23%
Restructuring and exit costs	1%	—%
Total operating expenses	45%	56%
Loss from operations	(18)%	(26)%
Other expense, net	—%	—%
Loss from operations before income taxes	(18)%	(26)%
Income tax provision	1%	1%
Net loss	(19)%	(27)%
Net loss reported for the three months ended March 31, 2016 was $6.8 million, or $0.22 per share, compared with a net loss of $9.3 million, or $0.32 per share, in the same period one year ago. This decrease in net loss was primarily driven by expense savings as a result of our restructuring and cost reduction efforts, partially offset by a decline in gross profit as a percent of revenue to 27% compared with 30% in the same period of the prior year.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three months ended		Three months ended
	March 31, 2016		March 31, 2015
	Amount	% of Revenue	Amount	% of Revenue	Increase (Decrease)	% Change
Revenue	$35,203	100%	$34,670	100%	$533	2%
Cost of revenue	25,550	73%	24,367	70%	1,183	5%
Gross profit	$9,653	27%	$10,303	30%	$(650)	(6)%
Revenue. In the three months ended March 31, 2016, revenue increased 2% to $35.2 million, compared with $34.7 million in the same period one year ago. The increase in revenue was influenced primarily by higher revenues for our ultracapacitor product line which increased by $1.6 million or 7% to $23.5 million in the three months ended March 31, 2016 from $21.9 million in the three months ended March 31, 2015. The increase in ultracapacitor product revenues was primarily due to increased sales for rail transit and wind energy applications, partially offset by decreased sales for hybrid transit vehicle and automotive applications. Hybrid transit vehicle sales were negatively impacted by changes in the China government subsidy program and other market factors which caused us to lower pricing below our historical annual price reduction levels. For 2016, we may see variability in revenue as a result of uncertainty regarding how the new China government subsidy will impact our sales into the hybrid transit vehicle market.
Revenues for our high voltage products decreased by $2.5 million to $8.2 million for the three months ended March 31, 2016, compared with $10.7 million for the same period one year ago. The decrease was primarily driven by a soft market in China as customers put orders on hold while waiting for the release of China's new 5-year plan, which was released at the end of the quarter. Revenues for our microelectronics products increased by $1.4 million to $3.5 million for the three months ended March 31, 2016 compared with $2.1 million for the three months ended March 31, 2015, as revenues for this product line can vary widely based on the timing of governmental and commercial programs incorporating our products.

A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by the changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the quarter ended March 31, 2016 compared with the same period one year ago, revenue was negatively impacted by $0.2 million.
Gross Profit. In the three months ended March 31, 2016, gross profit decreased $0.7 million, or 6%, to $9.7 million compared with $10.3 million in the three months ended March 31, 2015. The decrease in gross profit in absolute dollars was primarily associated with lower prices for our ultracapacitor products sold into the Chinese hybrid transit vehicle market.
As a percentage of revenue, gross profit margin decreased to 27% in the three months ended March 31, 2016 compared with 30% in the same period one year ago, primarily due to the reduction in pricing for our ultracapacitor products, partially offset by lower product costs.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three months ended		Three months ended
	March 31, 2016		March 31, 2015
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Selling, general and administrative	$10,098	28%	$10,957	33%	$(859)	(8)%
Selling, general and administrative expenses for the three months ended March 31, 2016 decreased by $0.9 million, or 8%, from the same period in 2015. The decrease in absolute dollars for the three months ended March 31, 2016 primarily related to a $1.2 million decrease in labor and headcount-related costs as a result of our restructuring, as well as other expense savings related to our restructuring and cost reduction efforts. These decreases were partially offset by an increase in external legal fees of $0.4 million incurred in the three months ended March 31, 2016 primarily related to the ongoing SEC and FCPA investigations and proxy advisement matters. Selling, general and administrative expenses decreased to 28% of revenue for the three months ended March 31, 2016, down from 33% for the same period in 2015, as expenses were lower while revenues were comparable between the periods.
Research and Development Expense
The following table presents research and development expense for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three months ended		Three months ended
	March 31, 2016		March 31, 2015
	Amount	% of Revenue	Amount	% of Revenue	Decrease	% Change
Research and development	$5,607	16%	$7,918	23%	$(2,311)	(29)%
Research and development expenses for the three months ended March 31, 2016 decreased by $2.3 million, or 29%, from the same period in 2015. The decrease in absolute dollars was primarily associated with a decrease of $0.8 million in outsourced research and development services, a decrease of $0.5 million in expense for evaluation units supporting product demonstrations, a decrease of $0.4 million in information technology and facilities costs, primarily related to our restructuring and cost reduction efforts, and an increase of $0.6 million in third-party funding under cost-sharing arrangements. Research and development expenses decreased to 16% of revenue for the three months ended March 31, 2016, down from 23% for the same period in 2015, as expenses were lower while revenues were comparable between the periods.
Restructuring and Exit Costs
In 2015, we initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align our cost structure with the current business forecast and to improve operational efficiency. The plan also included the disposition of our microelectronics product line, which was completed in April 2016. The restructuring plan was otherwise substantially completed in the first quarter of 2016 and total restructuring charges were $2.7 million which included $1.2 million in facilities costs, $1.2 million in employee severance costs and $0.3 million for equipment relocation and inventory scrap as a direct result of the deconstruction of machinery. Total cash expenditures related to restructuring activities are expected to be approximately $1.5 million.

During the three months ended March 31, 2016, we recorded charges related to the restructuring plan of $0.2 million.
The following table summarizes restructuring and exit costs for the three months ended March 31, 2016 (in thousands):

	Employee Severance Costs	Lease Obligation Costs	Other Exit Costs	Total
Restructuring liability as of December 31, 2015	$294	$1,043	$—	$1,337
Costs incurred	60	—	262	322
Amounts paid	(159)	—	(2)	(161)
Accruals released	(134)	—	—	(134)
Other non-cash adjustments	—	(77)	—	(77)
Restructuring liability as of March 31, 2016	$61	$966	$260	$1,287
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax provision of $0.5 million for the three months ended March 31, 2016 compared with $0.3 million for the three months ended March 31, 2015. This provision is primarily related to taxes on income generated by our Swiss subsidiary. We record taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of March 31, 2016, we have recorded a $3.7 million deferred tax liability for Swiss withholding taxes associated with $73.5 million of undistributed earnings of our Swiss subsidiary that are no longer considered indefinitely reinvested. In the event that we repatriate these funds, this withholding tax would become payable to the Swiss government.
At March 31, 2016, we have a cumulative valuation allowance of $68.1 million offsetting our worldwide net deferred tax assets of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Total cash provided by (used in):
Operating activities	$(1,594)	$(777)
Investing activities	(2,154)	(1,275)
Financing activities	335	50
Effect of exchange rate changes on cash and cash equivalents	620	371
Decrease in cash and cash equivalents	$(2,793)	$(1,631)
Net cash used in operating activities was $1.6 million for the three months ended March 31, 2016. Cash used in operations relates primarily to the net loss of $6.8 million, which included non-cash charges of $4.1 million, and a decrease in accounts payable and accrued liabilities of $10.6 million primarily related to lower procurement activity in the first quarter of 2016. These decreases in cash were partially offset by a decrease in accounts receivable of $13.1 million. The decrease in accounts receivable was primarily related to the high volume of sales in the fourth quarter of 2015 which were then substantially collected in the first quarter of 2016.

Net cash used in operating activities was $777,000 for the three months ended March 31, 2015. Cash used in operations relates primarily to the net loss of $9.3 million, which included non-cash charges of $4.3 million. In addition, there was a decrease in accounts receivable of $11.7 million, and a decrease in accounts payable and accrued liabilities of $8.2 million for the three months ended March 31, 2015. The decrease in accounts receivable was primarily due to strong sales near the end of the fourth quarter of 2014 which were substantially collected in the first quarter of 2015. The decrease in accounts payable and accrued liabilities is primarily the result of lower production volumes as well as the timing of vendor payments.
Cash used in operating activities for the three months ended March 31, 2016 was higher than cash used in operating activities during the three months ended March 31, 2015, mainly due to a larger decrease in working capital during the three months ended March 31, 2015. During the first quarter of 2016, there was an increase in inventories in connection with the consolidation of our manufacturing facilities, which occurred at the end of the quarter, whereas there was a decrease in inventories during the same period in 2015 reflecting normally lower first quarter inventory levels. In addition, there was a larger decrease in accounts payable and accrued liabilities during the first quarter of 2016 compared with the first quarter of 2015, primarily related to lower procurement activity.
Net cash used in investing activities was $2.2 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively, and related primarily to capital expenditures. Capital expenditures in the three months ended March 31, 2016 primarily focused on investments in our corporate research and development facility in San Diego, California. Capital expenditures in the three months ended March 31, 2015 were primarily focused on investments in our manufacturing operations as well as investments in information technology infrastructure.
Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2016, compared with $0.1 million provided by financing activities for the same period in 2015. Net cash provided by financing activities in the three months ended March 31, 2016 primarily resulted from proceeds from purchases under the employee stock purchase plan of $0.3 million. Net cash provided by financing activities in the three months ended March 31, 2015 primarily resulted from proceeds from exercises of employee stock options and purchases under the employee stock purchase plan of $0.5 million, which were offset by net payments on long term and short term borrowings of $0.4 million.
Liquidity
As of March 31, 2016, we had approximately $21.6 million in cash and cash equivalents, and working capital of $62.1 million. In July 2015, we entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit. The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of March 31, 2016, the amount available under the under the Revolving Line of Credit was $18.1 million. No amounts have been borrowed under this Revolving Line of Credit as of March 31, 2016.
In addition, in June 2014, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to $125 million of our common stock, warrants, debt securities or units. On April 23, 2015,we entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we could sell, at our option, up to an aggregate of $10.0 million in shares of common stock through Cowen, as sales agent. Under the Sales Agreement, we agreed to pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock. On June 11, 2015, we completed the sale of approximately $10.0 million of our common stock and terminated the offering. Approximately 1.83 million shares were sold in the offering at an average share price of $5.46. We received net proceeds of $9.6 million after commissions and offering costs of $0.4 million. Due to a late Form 8-K filing by us on June 1, 2015, which was due by May 29, 2015, we are currently ineligible to use our shelf registration statement. We expect to again be eligible as of June 1, 2016.
In April 2016, we completed the sale of the assets and certain liabilities of our microelectronics product line and received cash proceeds of $20.5 million, net of a $1.5 million holdback on the purchase price.
As of March 31, 2016, the amount of cash and short-term investments held by foreign subsidiaries was $14.7 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate these funds at a rate of approximately 5%. We have accrued the tax expense associated with potential future repatriation of these funds.

Credit Facilities
Revolving Line of Credit
In July 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) and related agreements with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of March 31, 2016, the amount available under the Revolving Line of Credit was $18.1 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 100% of our equity interests in the Company’s Swiss subsidiary. The obligations under the Loan Agreement are guaranteed by the Swiss Subsidiary. The Revolving Line of Credit will mature on July 3, 2018; however, repayment of amounts owed pursuant to the Loan Agreement may be accelerated in the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein. The financial covenants that we are required to meet during the term of the credit agreement include a minimum four-quarter rolling EBITDA, a quarterly minimum liquidity ratio and a minimum cash requirement.
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
We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of March 31, 2016.
Former Credit Facility
In December 2011, we obtained a revolving line of credit and an equipment term loan (the “Former Revolving Line of Credit”), and an equipment term loan (the “Equipment Term Loan”) (together, the “Former Credit Facility”). Borrowings under the Former Credit Facility bore interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. The balance of the Equipment Term Loan was paid in full by the maturity date of April 30, 2015. Concurrently with entering into the Loan Agreement described above, in July 2015, we repaid all outstanding loans under the Former Revolving Line of Credit and terminated the Former Credit Facility. As of March 31, 2016, no balance was outstanding under the Former Revolving Line of Credit. We did not incur any early termination or prepayment penalties under the Former Credit Facility in connection with the above transactions.
Other long-term borrowings
We have various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 1.9% to 3.9%. At March 31, 2016 and December 31, 2015, $81,000 and $91,000 respectively, was outstanding under these financing agreements.
Critical Accounting Estimates
We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2015 other than the addition of the following:
Assets and Liabilities Held for Sale
In connection with our restructuring plan, during the first quarter of 2016, we committed to a plan to sell the net assets of our microelectronics product line. Accordingly, during the first quarter of 2016, we met the held for sale criteria in accordance with ASC Topic 380, Impairment or Disposal of Long Lived Assets and we ceased depreciation on the property and equipment held for sale. As of March 31, 2016, the current assets held for sale in our condensed consolidated balance sheet were primarily comprised of inventory, accounts receivable, property and equipment and goodwill. The current liabilities held for sale in our condensed consolidated balance sheet were primarily comprised of accounts payable and other current liabilities. The sale of the microelectronics product line does not represent a strategic shift that will have a major effect on our operations and financial results. As such, we have not accounted for the disposition as a discontinued operation.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for us in our first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends ASU 2014-09 by clarifying the accounting for licenses of intellectual property, as well as the identification of distinct performance obligations in a contract, and is effective concurrently with ASU 2014-09. We are in the process of evaluating the transition method that will be elected and the impact of adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. We are currently evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting that changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any annual or interim period. We are in the process of evaluating the potential effects of the adoption of this guidance on the consolidated financial statements, as well as whether to adopt the new guidance early.
There have been no other recent accounting standards, or changes in accounting standards, during the three months ended March 31, 2016, as compared to the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.
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
As of March 31, 2016, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% on the foreign currency forward contracts would result in a hypothetical loss of $0.5 million, however, this loss is offset by the effect of the theoretical change in exchange rates on the underlying assets and liabilities being hedged. For local currency debt carried by our Swiss subsidiary, the impact of a hypothetical 10% detrimental change in foreign currency exchange rates would result in a hypothetical loss of $8,000, which would be recorded in accumulated other comprehensive income on the consolidated balance sheet.
Interest Rate Risk
At March 31, 2016, we had no outstanding balance under our Revolving Line of Credit. We have various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 1.9% to 3.9%. At March 31, 2016, $81,000 was outstanding under these financing agreements, $44,000 of which is classified as long-term debt. As these borrowings are minor, changes in interest rates would not significantly impact our financial results.
Fair Value Risk
We had a net pension asset of $6.1 million and $5.8 million as of March 31, 2016 and December 31, 2015, respectively. As of the last fair value measurement date of December 31, 2015, the net pension asset included plan assets with a fair value of $39.0 million. The plan assets consisted of 52% debt and equity securities, 43% real estate investment funds and 5% of cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate investment funds is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are incorporated herein by reference.
Items 2, 3, and 4 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.20	Agreement, dated as of March 11, 2016, by and among Maxwell Technologies, Inc. and Viex Capital Advisors, LLC and its affiliates. (1)

10.21	Asset Purchase Agreement by and between Maxwell Technologies, Inc. and Data Device Corporation, dated April 12, 2016. (2)

10.22	First Amendment to Loan and Security Agreement dated April 12, 2016, by and between East West Bank and Maxwell Technologies, Inc. (2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. *

_________

*	Filed herewith.

(1)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2016.

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the SEC on April 12, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	May 4, 2016	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	May 4, 2016	By:	/s/ David Lyle
David Lyle
Senior Vice President, Chief Financial Officer, Treasurer and Secretary