Form 10-Q
period 2016-06-30
MAXWELL TECHNOLOGIES INC
filed 2016-08-03
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of July 29, 2016 is 32,081,789 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2016

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2016, and the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
In addition, operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2016.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$35,675	$24,382
Restricted cash	100	400
Trade and other accounts receivable, net of allowance for doubtful accounts of $319 and $252, at June 30, 2016 and December 31, 2015, respectively	25,874	43,172
Inventories, net	32,955	39,055
Prepaid expenses and other current assets	4,702	2,593
Total current assets	99,306	109,602
Property and equipment, net	30,428	32,324
Goodwill	23,649	23,635
Pension asset	6,122	5,849
Other non-current assets	627	603
Total assets	$160,132	$172,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,438	$33,985
Accrued employee compensation	6,722	6,672
Deferred revenue and customer deposits	3,316	3,066
Short-term borrowings and current portion of long-term debt	33	42
Total current liabilities	33,509	43,765
Deferred tax liability, long-term	6,143	6,076
Long-term debt, excluding current portion	36	49
Other long-term liabilities	2,596	2,947
Total liabilities	42,284	52,837
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.10 par value per share, 80,000 and 40,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 32,082 and 31,782 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3,205	3,176
Additional paid-in capital	293,800	291,505
Accumulated deficit	(185,080)	(180,399)
Accumulated other comprehensive income	5,923	4,894
Total stockholders’ equity	117,848	119,176
Total liabilities and stockholders’ equity	$160,132	$172,013
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$34,135	$37,796	$69,338	$72,466
Cost of revenue	24,154	25,643	49,704	50,010
Gross profit	9,981	12,153	19,634	22,456
Operating expenses:
Selling, general and administrative	8,223	10,142	18,321	21,099
Research and development	5,461	5,930	11,068	13,848
Restructuring and exit costs	109	2,340	297	2,340
Total operating expenses	13,793	18,412	29,686	37,287
Loss from operations	(3,812)	(6,259)	(10,052)	(14,831)
Gain on sale of product line	(6,657)	—	(6,657)	—
Interest expense, net	61	77	131	171
Other income	(47)	—	(131)	—
Foreign currency exchange loss, net	64	85	203	413
Income (loss) before income taxes	2,767	(6,421)	(3,598)	(15,415)
Income tax provision	600	2,955	1,083	3,302
Net income (loss)	$2,167	$(9,376)	$(4,681)	$(18,717)
Net income (loss) per share
Basic and diluted	$0.07	$(0.31)	$(0.15)	$(0.63)
Weighted average common shares outstanding:
Basic	31,842	30,323	31,746	29,886
Diluted	32,027	30,323	31,746	29,886
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$2,167	$(9,376)	$(4,681)	$(18,717)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(1,070)	2,913	872	5,526
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax provision of $13 and $2 for the three months ended June 30, 2016 and 2015, respectively; net of tax provision of $25 and $4 for the six months ended June 30, 2016 and 2015, respectively	49	9	97	18
Amortization of prior service cost, net of tax provision of $8 and $7 for the three months ended June 30, 2016 and 2015, respectively; net of tax provision of $15 and $14 for the six months ended June 30, 2016 and 2015, respectively	30	29	60	57
Other comprehensive income (loss), net of tax	(991)	2,951	1,029	5,601
Comprehensive income (loss)	$1,176	$(6,425)	$(3,652)	$(13,116)
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(4,681)	$(18,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,966	5,826
Amortization of intangible assets	—	102
Loss on lease due to restructuring	87	1,208
Pension cost (benefit)	318	(40)
Stock-based compensation expense	2,662	1,850
Gain on sale of property and equipment	(131)	—
Gain on sale of product line	(6,657)	—
Unrealized loss on foreign currency exchange rates	39	2,182
Release of tax liability	(1,518)	—
Provision for losses on accounts receivable	67	16
Provision for losses on inventory	139	189
Provision for warranties	307	592
Changes in operating assets and liabilities:
Trade and other accounts receivable	14,831	12,321
Inventories, net	(5,186)	3,771
Prepaid expenses and other assets	(628)	(383)
Pension asset	(297)	(357)
Accounts payable and accrued liabilities	(10,719)	(8,734)
Deferred revenue and customer deposits	249	167
Accrued employee compensation	(495)	(760)
Deferred tax liability	(10)	2,085
Other long-term liabilities	(331)	(194)
Net cash provided by (used in) operating activities	(6,988)	1,124
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,629)	(2,217)
Proceeds from sale of property and equipment	133	—
Proceeds from sale of product line	20,486	—
Net cash provided by (used in) investing activities	16,990	(2,217)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(21)	(12,900)
Proceeds from long-term debt and short-term borrowings	—	2,946
Proceeds from sale of common stock, net of offering costs	—	9,594
Proceeds from issuance of common stock under equity compensation plans	613	482
Restricted cash - release of compensating balance	300	—
Net cash provided by financing activities	892	122
Effect of exchange rate changes on cash and cash equivalents	399	1,270
Decrease in cash and cash equivalents	11,293	299
Cash and cash equivalents, beginning of period	24,382	24,732
Cash and cash equivalents, end of period	$35,675	$25,031
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
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, and has two manufacturing facilities located in Rossens, Switzerland and Peoria, Arizona. In April 2016, the Company exited its manufacturing facility in San Diego, California. In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment, which was comprised of two product lines:

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

In April 2016, the Company sold the assets and certain liabilities of a third product line, radiation-hardened microelectronics. The Company’s radiation-hardened microelectronic products for satellites and spacecraft included single board computers and components, such as high-density memory and power modules.
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

Reclassifications
"Amortization of prepaid debt costs" for the three and six months ended June 30, 2015 in the condensed consolidated statements of operations and condensed consolidated statements of cash flows has been reclassified to "interest expense, net" and "changes in operating assets and liabilities," respectively, to conform to the current period presentation. "Loss on lease due to restructuring" for the six months ended June 30, 2015 in the condensed consolidated statements of cash flows has been reclassified from "changes in operating assets and liabilities" to conform to the current period presentation. These reclassifications do not impact reported net loss and do not otherwise have a material impact on the presentation of the overall financial statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, deferred income taxes, the incurrence of warranty obligations, impairment of goodwill, estimation of the cost to complete certain projects and the related revenue, estimation of pension assets and liabilities, accruals for estimated losses from legal matters, and estimation of the value of stock-based compensation awards, including the probability that the performance criteria of restricted stock awards and restricted stock unit awards will be met.
Restricted Cash
Restricted cash as of June 30, 2016 and December 31, 2015 consists of a $0.1 million and $0.4 million, respectively, cash balance on deposit to secure certain ongoing banking transactions.
Income Taxes
As of June 30, 2016, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $68.1 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
The Company records taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of June 30, 2016, the Company has recorded a $3.7 million deferred tax liability for Swiss withholding taxes associated with $73.5 million of undistributed earnings of its Swiss subsidiary that are no longer considered indefinitely reinvested. In the event that the Company repatriates these funds, these withholding taxes would become payable.
Warranty Obligation
The Company provides warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of June 30, 2016 and December 31, 2015, the accrued warranty liability included in "accounts payable and accrued liabilities" in the condensed consolidated balance sheets was $1.2 million and $1.3 million, respectively.
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
Total deferred revenue and customer deposits in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 was $3.3 million and $3.1 million, respectively, and relates to cash received from customers on sales for which the revenue recognition criteria had not been achieved, customer advances, as well as other less significant customer arrangements requiring the deferral of revenue.
Liquidity
As of June 30, 2016, the Company had approximately $35.7 million in cash and cash equivalents, and working capital of $65.8 million. In July 2015, the Company entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit which is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of June 30, 2016, no amounts have been borrowed under this revolving line of credit and the amount available was $12.0 million. Management believes the available cash balance, along with the available borrowings under the revolving line of credit, will be sufficient to fund operations, obligations as they become due, and capital investments for at least the next twelve months.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net income (loss)	$2,167	$(9,376)	$(4,681)	$(18,717)
Denominator
Weighted-average common shares outstanding	31,842	30,323	31,746	29,886
Effect of potentially dilutive securities:
Options to purchase common stock	—	—	—	—
Restricted stock awards	9	—	—	—
Restricted stock unit awards	168	—	—	—
Employee stock purchase plan	8	—	—	—
Weighted-average common shares outstanding, assuming dilution	32,027	30,323	31,746	29,886
Net income (loss) per share
Basic	$0.07	$(0.31)	$(0.15)	$(0.63)
Diluted	$0.07	$(0.31)	$(0.15)	$(0.63)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Outstanding options to purchase common stock	661	918	636	918
Unvested restricted stock awards	99	286	158	286
Unvested restricted stock unit awards	471	862	1,742	862
Employee stock purchase plan awards	—	24	—	24
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-11, Revenue from Contracts with Customers and Derivatives and Hedging - Rescission of SEC Guidance; and ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients. The Company is in the process of evaluating the transition method that will be elected and the impact of adoption on its consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance will be effective for the Company in its first quarter of fiscal 2017. Early adoption is permitted in any annual or interim period. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

There have been no other recent accounting standards, or changes in accounting standards, during the three and six months ended June 30, 2016, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to the Company.
Note 2 – Balance Sheet Details (in thousands)
Inventories, net

	June 30, 2016	December 31, 2015
Raw materials and purchased parts	$12,518	$21,126
Work-in-process	1,096	4,367
Finished goods	20,107	16,913
Consigned finished goods	288	28
Reserves	(1,054)	(3,379)
Total inventories, net	$32,955	$39,055
Goodwill
The change in the carrying amount of goodwill from December 31, 2015 to June 30, 2016 is as follows:

Balance at December 31, 2015	$23,635
Foreign currency translation adjustments	305
Goodwill related to sale of product line	(291)
Balance at June 30, 2016	$23,649
Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2015	$9,933	$(5,039)	$4,894
Other comprehensive income before reclassification	872	—	872
Amounts reclassified from accumulated other comprehensive income		157	157	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the six months ended June 30, 2016	872	157	1,029
Balance as of June 30, 2016	$10,805	$(4,882)	$5,923
Note 3 – Sale of Microelectronics Product Line
On April 12, 2016, the Company announced that it had entered into an asset purchase agreement (the “Asset Purchase Agreement”) to sell the assets and certain liabilities comprising the Company’s microelectronics product line to Data Device Corporation, a privately-held Delaware corporation. The transaction contemplated by the Asset Purchase Agreement (the “Transaction”) was completed on April 27, 2016. The Transaction purchase price was $21.0 million, subject to a working capital adjustment and a $1.5 million escrow holdback on the purchase price.
The assets sold were primarily comprised of inventory, accounts receivable and property and equipment. The current liabilities sold were comprised mainly of deferred revenue, accounts payable and other current liabilities. During the first quarter of 2016, the Company met the held for sale criteria in accordance with ASC Topic 380, Impairment or Disposal of Long Lived Assets, and the Company ceased depreciation on the property and equipment held for sale. As of June 30, 2016, all assets and liabilities formerly classified as held for sale were disposed of pursuant to the terms of the Asset Purchase Agreement. The sale of the microelectronics product line does not represent a strategic shift that will have a major effect on the Company's operations and financial results. As such, the Company has not accounted for the disposition as a discontinued operation. During the three months ended June 30, 2016, the Company recorded a gain of $6.7 million related to the sale of the microelectronics product line.

In connection with the sale of the microelectronics product line, the Company guaranteed the future operating lease commitment related to the facility formerly occupied by the microelectronics product line, which was assumed by the buyer. The Company is obligated to perform under the guarantee if Data Device Corporation defaults on the lease at any time during the remainder of the lease agreement. The lease had a remaining lease term of fifteen months from the date of sale and expires on July 31, 2017. As of June 30, 2016, the undiscounted maximum amount of potential future payments under the lease guarantee is $1.1 million. The Company assessed the probability that the Company will be required to make payments under the terms of the guarantee based upon its actual and expected loss experience. Consistent with the requirements of FASB ASC 460, Guarantees, the Company has not recorded a liability on its consolidated balance sheet as of June 30, 2016 as a loss is not considered probable.
Note 4 – Restructuring and Exit Costs
In 2015, the Company initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align the Company's cost structure with the current business forecast and to improve operational efficiency. The plan also included the disposition of the Company's microelectronics product line, which was completed in April 2016. The restructuring plan was otherwise substantially completed in the first quarter of 2016. Total restructuring charges were $2.8 million, which includes $1.3 million in facilities costs related to the consolidation of manufacturing operations, $1.2 million in employee severance costs and $0.3 million in other exit costs. The Company also incurred $0.6 million in accelerated equipment depreciation expense related to the consolidation of manufacturing operations. Total cash expenditures related to restructuring activities are approximately $1.4 million.
The Company accounts for charges resulting from restructuring and exit activities in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”), and ASC Topic 712, Compensation-Nonretirement Postemployment Benefits, for employee termination benefits to be paid in accordance with its ongoing employee termination benefit arrangement.
In June 2015, the Company ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the current business forecast. As a result, in June 2015, the Company recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. For the year ended December 31, 2015, the expense related to the exit of this leased space was $1.2 million, before tax, and was recorded as a component of the total restructuring charge. During the three months ended June 30, 2016, the Company recorded an additional restructuring charge of $0.1 million related to a revision to the sublease income assumption.
During the three and six months ended June 30, 2016, cash payments in connection with the restructuring plan were $0.2 million and $0.4 million, respectively, primarily related to employee severance costs and other exit costs. During the three and six months ended June 30, 2015, cash payments in connection with the restructuring plan were $0.1 million, primarily related to employee severance costs.
For the three and six months ended June 30, 2016, the Company recorded net charges related to its restructuring plan of $0.1 million and $0.3 million, respectively, within "restructuring and exit costs" and also recorded $0.1 million of accelerated depreciation expense during the six months ended June 30, 2016 within “cost of revenue” in the condensed consolidated statements of operations. For the three and six months ended June 30, 2015, the Company recorded net charges related to its restructuring plan of $2.3 million within "restructuring and exit costs" and also recorded $0.2 million of accelerated depreciation expense during the three and six months ended June 30, 2015 within “cost of revenue” in the condensed consolidated statements of operations.
As of June 30, 2016, the restructuring liability associated with employee severance is recorded in “accrued employee compensation,” other exit costs and $0.2 million in lease obligation costs are recorded in “accounts payable and accrued liabilities” and $0.8 million in lease obligation costs are recorded in "other long term liabilities” in the condensed consolidated balance sheet.
The following table summarizes the restructuring and exit costs for the six months ended June 30, 2016 (in thousands):

	Employee Severance Costs	Lease Obligation Costs	Other Exit Costs	Total
Restructuring liability as of December 31, 2015	$294	$1,043	$—	$1,337
Costs incurred	67	86	298	451
Amounts paid	(194)	—	(233)	(427)
Accruals released	(154)	—	—	(154)
Other non-cash adjustments	—	(162)	(52)	(214)
Restructuring liability as of June 30, 2016	$13	$967	$13	$993

Note 5 – Credit Facilities
Revolving Line of Credit
In July 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of June 30, 2016 the amount available under the Revolving Line of Credit was $12.0 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 100% of its equity interests in Maxwell SA. The obligations under the Loan Agreement are also guaranteed directly by Maxwell SA. The Revolving Line of Credit will mature on July 3, 2018. In the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, the Company may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. The financial covenants that the Company is required to meet during the term of the credit agreement include a minimum four-quarter rolling EBITDA, a quarterly minimum quick ratio and a monthly minimum cash requirement. On April 12, 2016, the Company entered into a first amendment to the Loan Agreement, to align certain financial covenants with the Company’s remaining business following the sale of the Company's microelectronics product line.
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
The Company is required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of June 30, 2016.
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
Other Long-term Borrowings
The Company has various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 1.9% to 3.9%. At June 30, 2016 and December 31, 2015, $69,000 and $91,000, respectively, was outstanding under these financing agreements.
Note 6 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. Historically, the financial instruments to which this topic applied were foreign currency forward contracts and the fair value of these foreign currency forward contracts was recorded as a liability or asset in the consolidated balance sheets. During the second quarter of 2016, the Company ceased using foreign currency forward contracts to hedge foreign currency exposure as management determined its foreign currency exposure is no longer significant. Therefore, no foreign currency forward contracts were outstanding as of June 30, 2016. As of December 31, 2015, the fair value of the Company's foreign currency forward contracts was an asset of $16,000 which was recorded in “trade and other accounts receivable" in the condensed consolidated balance sheet. The fair value of these derivative instruments was measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC.
The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.

Note 7 – Foreign Currency Derivative Instruments
The Company has historically used forward contracts to hedge certain monetary assets and liabilities, primarily receivables, payables and cash balances, denominated in foreign currencies. During the second quarter of 2016, the Company ceased using foreign currency forward contracts to hedge foreign currency exposure as management determined its foreign currency exposure is no longer significant. The change in fair value of these forward contracts represented a natural hedge as gains and losses on these instruments partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. These forward contracts generally expired in one month. These contracts were considered economic hedges but were not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instrument was recognized each period in the consolidated statement of operations.
The net gains and losses on foreign currency forward contracts included in "foreign currency exchange loss, net" in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total gain (loss)	$(73)	$1,636	$(88)	$2,399
The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in "foreign currency exchange loss, net" in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total loss	$(19)	$(1,721)	$(37)	$(2,812)
The following table presents gross amounts, amounts offset and net amounts presented in the condensed consolidated balance sheet for the Company's derivative instruments measured at fair value (in thousands):

December 31, 2015
Gross amounts of recognized asset	$66
Gross amounts offset	(50)
Net amount of recognized asset	$16
The Company had the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. For additional information, refer to Note 6 – Fair Value Measurements.
Note 8 – Stock Plans
The Company has two active stock-based compensation plans as of June 30, 2016: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
The Company generally issues the majority of employee stock compensation grants in the first quarter of the year; other grants issued during the year are typically for new employees.

Stock Options
During the three and six months ended June 30, 2016, no stock options were granted. During the three and six months ended June 30, 2015, the Company granted 33,546 and 263,203 stock options, respectively, which had an average grant date fair value per share of $2.74 and $3.56, respectively. Compensation expense recognized for stock options for the three months ended June 30, 2016 and 2015 was $4,000 and $57,000, respectively. Compensation expense recognized for stock options for the six months ended June 30, 2016 and 2015 was $85,000 and $80,000, respectively. The fair value of the stock options granted during the three and six months ended June 30, 2015 was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2015
Expected dividend yield	—%	—%
Expected volatility	60%	60%
Risk-free interest rate	1.55%	1.58%
Expected term (in years)	5.0	5.0
Restricted Stock Awards
Beginning in 2014, the Company ceased granting restricted stock awards ("RSAs") and began granting restricted stock units ("RSUs") to employees as part of its annual equity incentive award program, therefore, no restricted stock awards were issued during the three and six months ended June 30, 2016 or 2015. During the three months ended June 30, 2016 and 2015, compensation expense related to RSAs was $0.3 million and $0.5 million, respectively. During the six months ended June 30, 2016 and 2015, compensation expense recognized for RSAs was $9,000 and $1.0 million, respectively. During the first quarter of 2016, there were significant reversals of previously recorded expense due to terminations under the Company's restructuring plan as well as other employee terminations.
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
During the three months ended June 30, 2016, the Company granted 152,417 RSUs of which 122,085 were service-based RSUs with an average grant date fair value of $5.10 per share and 30,332 were PSUs with an average grant date fair value of $7.08 per share. During the six months ended June 30, 2016, the Company granted 1,187,631 RSUs of which 854,912 were service-based RSUs with an average grant date fair value of $5.59 per share and 332,719 were PSUs with an average grant date fair value of $7.50 per share.
During the three months ended June 30, 2015, the Company granted 98,149 RSUs of which 74,275 were service-based RSUs with an average grant date value of $6.00 per share and 23,874 were PSUs with an average grant date fair value of $6.03 per share. During the six months ended June 30, 2015, the Company granted 768,095 RSUs of which 553,264 were service-based RSUs with an average grant date value of $7.14 per share and 214,831 were PSUs with an average grant date fair value of $7.19 per share.

For the three and six months ended June 30, 2016, 30,332 and 286,495, respectively, of the PSUs granted were performance-based market-condition stock units. The market-condition PSUs will be earned based on the level of the Company's stock price performance against a determined market index over one, two and three year performance periods. The market-condition PSUs have the potential to vest between 0% and 200% and the recipients must remain employed through each measurement period in order to vest. The fair value of the market-condition PSUs granted was calculated using a Monte Carlo valuation model with the following assumptions:

Three and Six Months Ended
June 30,
2016
Expected dividend yield	—%
Expected volatility	62%
Risk-free interest rate	1.07%
Expected term (in years)	3.0
The following table summarizes the amount of compensation expense recognized for restricted stock units for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
RSU Type	2016	2015	2016	2015
Service-based	$536	$363	$1,069	$575
Performance-based objectives	29	(27)	41	32
Market-condition	180	34	371	67
	$745	$370	$1,481	$674
Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period. The number of shares purchased is based on participants’ contributions made during the offering period.
Compensation expense recognized for the ESPP for the three months ended June 30, 2016 and 2015 was $54,000 and $57,000, respectively, and was $135,000 and $140,000, respectively, for the six months ended June 30, 2016 and 2015. The fair value of the ESPP shares for the three and six months ended June 30, 2016 and 2015 was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three and Six Months Ended
	June 30,
	2016	2015
Expected dividend yield	—%	—%
Expected volatility	60%	54%
Risk-free interest rate	0.49%	0.11%
Expected term (in years)	0.5	0.5
Fair value per share	$2.27	$5.97
Bonuses to be Settled in Stock
On January 15, 2016, the Compensation Committee of the Board of Directors of the Company adopted the Maxwell Technologies, Inc. Incentive Bonus Plan to enable participants to earn annual incentive bonuses based upon achievement of specified financial and strategic performance. The Company intends to settle bonuses earned under the plan for the fiscal year 2016 performance period with fully vested common stock of the Company in the first quarter of 2017, therefore, $0.3 million and $0.9 million of stock compensation expense was accrued for such bonuses during the three and six months ended June 30, 2016, respectively.

Stock-Based Compensation Expense
Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$262	$147	$497	$353
Selling, general and administrative	966	657	1,637	1,023
Research and development	231	207	528	474
Total stock-based compensation expense	$1,459	$1,011	$2,662	$1,850
Note 9 – Shelf Registration Statement
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
Note 10 – Defined Benefit Plan
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
Components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$297	$245	$587	$487
Interest cost	62	85	123	169
Expected return on plan assets	(298)	(396)	(589)	(788)
Prior service cost amortization	38	36	75	71
Deferred loss amortization	62	11	122	22
Net periodic pension cost (benefit)	$161	$(19)	$318	$(39)
Employer contributions of $0.2 million were paid during each of the three months ended June 30, 2016 and 2015. Employer contributions of $0.3 million were paid during each of the six months ended June 30, 2016 and 2015. Additional employer contributions of approximately $0.2 million are expected to be paid during the remainder of fiscal 2016.
Note 11 – Legal Proceedings
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
Government Investigations
In early 2013, the Company voluntarily provided information to the SEC and the United States Attorney's Office for the Southern District of California related to its announcement that it intended to file restated financial statements for fiscal years 2011 and 2012. On June 11, 2015 and June 16, 2016, the Company received subpoenas from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the restated financial statements. The Company has provided documents and information to the SEC in response to the subpoenas and continues to cooperate with the SEC. At this stage, the Company cannot predict the ultimate outcome of this investigation or whether it will result in any loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.

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

•
dependence upon the sale of products to a small number of customers and vertical markets, some of which are heavily dependent on government funding or government subsidy programs which could be reduced, modified or discontinued in the future;

•	dependence upon the sale of products into Asia and Europe, where macroeconomic factors outside our control may adversely affect our sales;

•	downward pressures on product pricing from increased competition and shifts in sales mix with respect to low margin and high margin business;

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
Our primary objective is to grow revenue and profit margins by creating and satisfying demand for ultracapacitor-based energy storage and power delivery solutions. We are focusing on establishing and expanding market opportunities for ultracapacitors and being the preferred supplier for ultracapacitor products worldwide. We believe that the transportation industry represents the largest market opportunity for ultracapacitors, primarily for applications related to engine starting, electrical system augmentation, and braking energy recuperation and hybrid electric drive systems for transit vehicles, trucks and autos, and electric rail vehicles. Backup power and power quality applications, including instantly available power for uninterruptible power supply systems, and stabilizing the output of renewable energy generation systems may also represent significant market opportunities. In addition to expanding and growing our opportunities for ultracapacitor-based energy storage and power delivery solutions, we are also focused on demonstrating the ability of our core technology to satisfy the increasing performance demands for other energy storage products, such as lithium ion battery cells. To that end, in 2016, we entered into a "proof of concept" joint development agreement and will share the short-term costs of developing this technology with an automotive manufacturer.
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

In the second quarter of 2016, revenues were $34.1 million, representing an overall decrease of 10% compared with $37.8 million in the same period one year ago. The decrease is primarily attributable to lower revenue for our ultracapacitor products, for which revenue decreased by 9% to $21.2 million in the second quarter of 2016 from $23.4 million in the second quarter of 2015. This decrease was mainly due to lower sales for hybrid transit vehicle applications, partially offset by increased sales for wind energy applications.
Revenues for our high voltage capacitor products were relatively consistent at $11.8 million for the second quarter of 2016 compared with $11.9 million for the same period in the prior year. Microelectronics products revenues decreased by $1.4 million to $1.1 million for the second quarter of 2016 compared with $2.5 million for the same period in 2015, due to the sale of the product line in April 2016.
As of June 30, 2016, we had cash and cash equivalents of $35.7 million. Management believes that this available cash balance will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months. In addition, we have a revolving line of credit available up to a maximum of $25.0 million, and we have not borrowed any amounts under this facility to date. In the future, we may decide to supplement existing cash and planned cash flow from operations by borrowing funds or by issuing additional debt or equity.
Overall gross profit margin during the quarter decreased to 29% compared with 32% in the second quarter of 2015, primarily related to pricing changes for our ultracapacitor products as a result of competition and decreasing subsidies in the Chinese hybrid transit vehicle market. Operating expenses in the second quarter of 2016 decreased to 40% of revenue, compared with 49% of revenue in the same period one year ago, primarily attributable to our restructuring and cost reduction efforts.
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
A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including some that are driven by government policies and subsidy programs. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit bus and wind energy markets, which are heavily dependent on government regulation and subsidy. These markets may decline or experience slower rates of growth when there are changes or delays in government policies and subsidy programs. In mid-2013, the Chinese government subsidy program which provided subsidies for diesel-electric hybrid buses concluded. The Chinese government then put into a place another subsidy program which did not include subsidies for diesel-electric hybrid buses. However, our Chinese bus customers then began incorporating our ultracapacitor products into plug-in hybrid buses, which were subsidized by the revised subsidy program. At the end of 2015, the Chinese government subsidy program which provided subsidies for large diesel-electric hybrid buses was renewed for 2016, but at a reduced reimbursement rate. Additionally, in 2016, the Chinese government put into place a new subsidy program for medium diesel-electric hybrid buses, however, we are unsure if we will be able to capture the benefit of this new program. For 2016, we may see variability in revenue as a result of uncertainty regarding how the new China government subsidy will impact our sales into the hybrid transit vehicle market.
More recently, we have begun to experience significant pricing pressure for ultracapacitors in the Chinese hybrid transit vehicle market and wind energy market, which has historically represented a significant portion of our sales, as a result of changes in the government subsidy program and other market factors. In order to remain competitive, we may be required to lower our prices, maintain a stronger local presence, or provide more favorable sales terms to our customers. We remain focused on reducing the cost of producing our ultracapacitors in order to offset in part the lower prices we are now offering in this particular market. However, in the short-term, our cost reduction efforts are not expected to fully offset the impact of these lower prices.
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

Current Year Highlights
During the six months ended June 30, 2016, we continued to focus on introducing new products, winning new customers, developing new product applications, adjusting production capacity, reducing costs to align with near-term revenue forecasts, and improving production and other operational processes. Some of these efforts are described below:

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

•
In March, Duke Energy, the largest electric power holding company in the United States, announced the commissioning of a new hybrid-energy storage system utilizing our ultracapacitors to manage solar smoothing events.

•
In April, we announced that we entered into a definitive agreement to sell our microelectronics product line to Data Device Corporation, a subsidiary of ILC Industries, Inc. The transaction was completed on April 27, 2016.

Results of Operations
Comparison of Three and Six Months Ended June 30, 2016 and 2015
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Cost of revenue	71%	68%	72%	69%
Gross profit	29%	32%	28%	31%
Operating expenses:
Selling, general and administrative	24%	27%	27%	29%
Research and development	16%	16%	16%	19%
Restructuring and exit costs	—%	6%	—%	3%
Total operating expenses	40%	49%	43%	51%
Loss from operations	(11)%	(17)%	(15)%	(20)%
Gain on sale of product line	(19)%	—%	(10)%	1%
Income (loss) before income taxes	8%	(17)%	(5)%	(21)%
Income tax provision	2%	8%	2%	5%
Net income (loss)	6%	(25)%	(7)%	(26)%
Net income reported for the three months ended June 30, 2016 was $2.2 million, or $0.07 per share, compared with a net loss of $9.4 million, or $0.31 per share, in the same period one year ago. Net loss reported for the six months ended June 30, 2016 was $4.7 million, or $0.15 per share, compared with a net loss of $18.7 million, or $0.63 per share, in the same period one year ago. These improvements were primarily driven by a $6.7 million gain from the sale of our microelectronics product line in the second quarter of 2016, a $1.5 million benefit from the release of a foreign tax liability due to the lapse of a statute of limitation, as well as expense savings as a result of our restructuring and cost reduction efforts, partially offset by a decline in revenue and gross profit.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the three and six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Decrease	% Change	2016	2015	Decrease	% Change
Revenue	$34,135	$37,796	$(3,661)	(10)%	$69,338	$72,466	$(3,128)	(4)%
Cost of revenue	24,154	25,643	(1,489)	(6)%	49,704	50,010	(306)	(1)%
% of Revenue	71%	68%			72%	69%
Gross profit	$9,981	$12,153	$(2,172)	(18)%	$19,634	$22,456	$(2,822)	(13)%
% of Revenue	29%	32%			28%	31%
Revenue. During the three months ended June 30, 2016, revenue decreased 10% to $34.1 million, compared with $37.8 million in the same period one year ago. The decrease in revenue was primarily related to lower revenues for our ultracapacitor product line which decreased by $2.2 million or 9% to $21.2 million for the three months ended June 30, 2016 from $23.4 million for the three months ended June 30, 2015. The decrease in ultracapacitor product revenues was primarily due to decreased sales for hybrid transit vehicle applications, partially offset by increased sales for wind energy applications. Revenues for wind energy applications were substantially higher due to increased sales volume, partially offset by volume-related lower pricing. Hybrid transit vehicle sales were negatively impacted by changes in the China government subsidy program and other market factors which reduced sales volume. Revenues for our high voltage products were consistent at $11.8 million for the three months ended June 30, 2016, compared with $11.9 million for the same period one year ago. Revenues for our microelectronics products decreased by $1.4 million to $1.1 million for the three months ended June 30, 2016 compared with $2.5 million for the three months ended June 30, 2015, due to the sale of the product line in April 2016.

During the six months ended June 30, 2016, revenue decreased 4% to $69.3 million, compared with $72.5 million in the same period one year ago. The decrease in revenue was primarily related to lower revenues for our high voltage products which decreased by $2.5 million to $20.0 million for the six months ended June 30, 2016, compared with $22.5 million for the same period one year ago. The decrease was primarily driven by a soft market in China during the first quarter of 2016 as customers put orders on hold while waiting for the announcement of China's new 5-year plan, which was released in March 2016. Revenues for our ultracapacitor product line decreased by $0.7 million or 1% to $44.7 million in the six months ended June 30, 2016 from $45.4 million in the six months ended June 30, 2015. The decrease in ultracapacitor product revenues was primarily due to decreased sales for hybrid transit vehicle and automotive applications, partially offset by increased sales for rail transit and wind energy applications. Revenues for wind energy applications were substantially higher due to increased sales volume, partially offset by volume-related lower pricing. Hybrid transit vehicle sales were negatively impacted by changes in the China government subsidy program and other market factors which reduced sales volume. Revenues for our microelectronics products were consistent at $4.6 million for the six months ended June 30, 2016 compared with $4.5 million for the six months ended June 30, 2015, however, the product line was sold in April 2016.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the three and six months ended June 30, 2016 compared with the same periods one year ago, revenue was negatively impacted by $0.5 million and $0.6 million, respectively.
Gross Profit. During the three months ended June 30, 2016, gross profit decreased $2.2 million, or 18%, to $10.0 million compared with $12.2 million in the three months ended June 30, 2015. The decrease in gross profit in absolute dollars was primarily associated with lower revenues, a change in product mix which included lower sales of higher margin microelectronics products and the reduction in pricing for our ultracapacitor products, partially offset by lower product costs. During the six months ended June 30, 2016, gross profit decreased $2.8 million, or 13%, to $19.6 million compared with $22.5 million in the six months ended June 30, 2015. The decrease in gross profit in absolute dollars was primarily associated with lower revenues and a change in product mix which included lower sales of higher margin high voltage products.
As a percentage of revenue, gross profit margin decreased to 29% in the three months ended June 30, 2016 compared with 32% in the same period one year ago. As a percentage of revenue, gross profit margin decreased to 28% in the six months ended June 30, 2016 compared with 31% in the same period one year ago. These decreases were primarily due to a change in product mix, which included lower sales of higher margin microelectronics products in the three months ended June 30, 2016 and lower sales of higher margin high voltage products and microelectronics products in the six months ended June 30, 2016, as well as the reduction in pricing for our ultracapacitor products, partially offset by lower product costs.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the three and six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Decrease	% Change	2016	2015	Decrease	% Change
Selling, general and administrative	$8,223	$10,142	$(1,919)	(19)%	$18,321	$21,099	$(2,778)	(13)%
% of Revenue	24%	27%			27%	29%
Selling, general and administrative expenses for the three months ended June 30, 2016 decreased by $1.9 million, or 19%, from the same period in 2015. The decrease for the three months ended June 30, 2016 was primarily associated with a decrease of $1.3 million related to the release of a foreign payroll tax liability due to the lapse of a statute of limitation, a decrease of $0.6 million in labor costs related to headcount reductions in connection with our restructuring, as well as other expense savings related to our restructuring and cost reduction efforts, including a decrease of $0.3 million in consulting costs. Selling, general and administrative expenses decreased to 24% of revenue for the three months ended June 30, 2016, down from 27% for the same period in 2015, as expenses decreased more than revenues between the periods.

Selling, general and administrative expenses for the six months ended June 30, 2016 decreased by $2.8 million, or 13%, from the same period in 2015. The decrease for the six months ended June 30, 2016 primarily related to a decrease of $1.5 million in labor costs related to headcount reductions in connection with our restructuring, a decrease of $1.3 million related to the release of a foreign payroll tax liability due to the lapse of a statute of limitation, as well as other expense savings related to our restructuring and cost reduction efforts, including a decrease of $0.4 million in consulting costs and a decrease of $0.5 million in advertising and related costs. These decreases were partially offset by an increase of $0.7 million in stock compensation expense related to our 2016 bonus plan, whereas our bonus plan was suspended for 2015, and an increase in external legal fees of $0.4 million primarily related to the ongoing SEC and FCPA investigations and proxy advisement matters. Selling, general and administrative expenses decreased to 27% of revenue for the six months ended June 30, 2016, down from 29% for the same period in 2015, as expenses decreased more than revenues between the periods.
Research and Development Expense
The following table presents research and development expense for the three and six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Decrease	% Change	2016	2015	Decrease	% Change
Research and development	$5,461	5,930	$(469)	(8)%	$11,068	$13,848	$(2,780)	(20)%
% of Revenue	16%	16%			16%	19%
Research and development expenses for the three months ended June 30, 2016 decreased by $0.5 million, or 8%, from the same period in 2015. The decrease was primarily associated with a decrease of $0.3 million in outsourced research and development services, a decrease of $0.2 million in labor and headcount-related costs primarily related to our restructuring and cost reduction efforts, and an increase of $0.2 million in third-party funding under cost-sharing arrangements. Research and development expenses were 16% of revenue for the three months ended June 30, 2016, consistent with 16% for the same period in 2015, as both expenses and revenues were comparably lower between the periods.
Research and development expenses for the six months ended June 30, 2016 decreased by $2.8 million, or 20%, from the same period in 2015. The decrease was primarily associated with a decrease of $1.1 million in outsourced research and development services, an increase of $0.6 million in third-party funding under cost-sharing arrangements, a decrease of $0.5 million in expense for evaluation units supporting product demonstrations, and a decrease of $0.4 million in labor and headcount-related costs primarily related to our restructuring and cost reduction efforts. Research and development expenses decreased to 16% of revenue for the six months ended June 30, 2016, down from 19% for the same period in 2015, as expenses decreased more than revenues between the periods.
Restructuring and Exit Costs
In 2015, we initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align our cost structure with the current business forecast and to improve operational efficiency. The plan also included the disposition of our microelectronics product line, which was completed in April 2016. The restructuring plan was otherwise substantially completed in the first quarter of 2016 and total restructuring charges were $2.8 million which included $1.3 million in facilities costs, $1.2 million in employee severance costs and $0.3 million for equipment relocation and inventory scrap as a direct result of the deconstruction of machinery. Total cash expenditures related to restructuring activities are approximately $1.4 million.
During the three and six months ended June 30, 2016, we recorded charges related to the restructuring plan of $0.1 million and $0.3 million, respectively.
The following table summarizes restructuring and exit costs for the six months ended June 30, 2016 (in thousands):

	Employee Severance Costs	Lease Obligation Costs	Other Exit Costs	Total
Restructuring liability as of December 31, 2015	$294	$1,043	$—	$1,337
Costs incurred	67	86	298	451
Amounts paid	(194)	—	(233)	(427)
Accruals released	(154)	—	—	(154)
Other non-cash adjustments	—	(162)	(52)	(214)
Restructuring liability as of June 30, 2016	$13	$967	$13	$993

Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax provision of $0.6 million and $1.1 million for the three and six months ended June 30, 2016, respectively, compared with $3.0 million and $3.3 million for the six months ended June 30, 2015, respectively. This provision is primarily related to taxes on income generated by our Swiss subsidiary. We record taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of June 30, 2016, we have recorded a $3.7 million deferred tax liability for Swiss withholding taxes associated with $73.5 million of undistributed earnings of our Swiss subsidiary that are no longer considered indefinitely reinvested. In the event that we repatriate these funds, this withholding tax would become payable to the Swiss government. Our income tax provision for the three and six months ended June 30, 2016 was partially offset by a $0.2 million income tax benefit related to the release of a foreign tax liability due to the lapse of a statute of limitation.
At June 30, 2016, we have a cumulative valuation allowance of $68.1 million offsetting our worldwide net deferred tax assets of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Total cash provided by (used in):
Operating activities	$(6,988)	$1,124
Investing activities	16,990	(2,217)
Financing activities	892	122
Effect of exchange rate changes on cash and cash equivalents	399	1,270
Increase in cash and cash equivalents	$11,293	$299
Net cash used in operating activities was $7.0 million for the six months ended June 30, 2016. Cash used in operations related primarily to the net loss of $4.7 million, which included $0.3 million in net non-cash income, a decrease in accounts payable and accrued liabilities of $10.7 million related to lower procurement activity in the six months ended June 30, 2016, and an increase in inventory of $5.2 million related to timing differences in matching production to demand. These decreases in cash were partially offset by a decrease in accounts receivable of $14.8 million primarily related to the high volume of sales in the fourth quarter of 2015 which were then substantially collected in the first quarter of 2016.
Net cash provided by operating activities was $1.1 million for the six months ended June 30, 2015. Cash provided by operations related primarily to the net loss of $18.7 million, which included non-cash charges of $11.9 million, and a decrease in accounts receivable of $12.3 million. The decrease in accounts receivable was primarily due to a decline in sales for the six months ended June 30, 2015 compared with the prior year period, shipment linearity patterns where a larger portion of shipments occurred in the last month of the quarter ended December 31, 2014 as compared with the last month of the quarter ended June 30, 2015, as well as stronger collections on accounts receivable in the second quarter of 2015. In addition, there was a decrease in accounts payable of $8.7 million, due to lower production volumes as well as the timing of vendor payments, and a decrease in inventory of $3.8 million primarily associated with efforts to reduce our inventory levels.

Cash used in operating activities of $7.0 million for the six months ended June 30, 2016 was in contrast to cash provided by operating activities of $1.1 million for the six months ended June 30, 2015, mainly due to a decrease in working capital during the six months ended June 30, 2015 compared with an increase in working capital during the six months ended June 30, 2015. During the six months ended June 30, 2016, there was an increase in inventories related to timing differences in matching production to demand, whereas there was a decrease in inventories during the same period in 2015 primarily associated with efforts to reduce our inventory levels. In addition, there was a larger decrease in accounts payable and accrued liabilities during the six months ended June 30, 2016 compared with the six months ended June 30, 2015, primarily related to lower procurement activity. The impact of these working capital changes was partially offset by a lower net loss (net of non-cash items) for the six months ended June 30, 2016.
Net cash provided by investing activities was $17.0 million for the six months ended June 30, 2016 compared with cash used in investing activities of $2.2 million for the six months ended June 30, 2015. Net cash provided by investing activities for the six months ended June 30, 2016 primarily related to proceeds from the sale of our microelectronics product line of $20.5 million, partially offset by capital expenditures of $3.6 million. Capital expenditures in the six months ended June 30, 2016 primarily focused on investments in our corporate research and development facility in San Diego, California. Net cash used in investing activities for the six months ended June 30, 2015 primarily related to capital expenditures which were primarily focused on investments in our manufacturing operations as well as investments in information technology infrastructure.
Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2016, compared with $0.1 million provided by financing activities for the same period in 2015. Net cash provided by financing activities in the six months ended June 30, 2016 resulted from purchases under the employee stock purchase plan of $0.6 million and a decrease in restricted cash balances of $0.3 million. Net cash provided by financing activities in the six months ended June 30, 2015 primarily resulted from net proceeds from our at-the-market equity offering of $9.6 million and proceeds from exercises of employee stock options and purchases under the employee stock purchase plan of $0.5 million, which were offset by net payments on long term and short term borrowings of $10.0 million.
Liquidity
As of June 30, 2016, we had approximately $35.7 million in cash and cash equivalents, and working capital of $65.8 million. In July 2015, we entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit. The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of June 30, 2016, the amount available under the under the Revolving Line of Credit was $12.0 million. No amounts have been borrowed under this Revolving Line of Credit as of June 30, 2016.
In addition, in June 2014, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to $125 million of our common stock, warrants, debt securities or units. On April 23, 2015, we entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we could sell, at our option, up to an aggregate of $10.0 million in shares of common stock through Cowen, as sales agent. Under the Sales Agreement, we agreed to pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock. On June 11, 2015, we completed the sale of approximately $10.0 million of our common stock and terminated the offering. Approximately 1.83 million shares were sold in the offering at an average share price of $5.46. We received net proceeds of $9.6 million after commissions and offering costs of $0.4 million.
In April 2016, we completed the sale of the assets and certain liabilities of our microelectronics product line and received cash proceeds of $20.5 million, net of a $1.5 million holdback on the purchase price.
As of June 30, 2016, the amount of cash and short-term investments held by foreign subsidiaries was $17.5 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate these funds at a rate of approximately 5%. We have accrued the tax expense associated with potential future repatriation of these funds.

Credit Facilities
Revolving Line of Credit
In July 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) and related agreements with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of June 30, 2016, the amount available under the Revolving Line of Credit was $12.0 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 100% of our equity interests in the Company’s Swiss subsidiary. The obligations under the Loan Agreement are guaranteed by the Swiss Subsidiary. The Revolving Line of Credit will mature on July 3, 2018. In the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, we may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. The financial covenants that we are required to meet during the term of the credit agreement include a minimum four-quarter rolling EBITDA, a quarterly minimum liquidity ratio and a minimum cash requirement. On April 12, 2016, we entered into a first amendment to the Loan Agreement, to align certain financial covenants with our remaining business following the sale of the Company's microelectronics product line.
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
We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of June 30, 2016.
Former Credit Facility
In December 2011, we obtained a revolving line of credit and an equipment term loan (the “Former Revolving Line of Credit”), and an equipment term loan (the “Equipment Term Loan”) (together, the “Former Credit Facility”). Borrowings under the Former Credit Facility bore interest, payable monthly, at either (i) the bank's prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. The balance of the Equipment Term Loan was paid in full by the maturity date of April 30, 2015. Concurrently with entering into the Loan Agreement described above, in July 2015, we repaid all outstanding loans under the Former Revolving Line of Credit and terminated the Former Credit Facility. As of June 30, 2016, no balance was outstanding under the Former Revolving Line of Credit. We did not incur any early termination or prepayment penalties under the Former Credit Facility in connection with the above transactions.
Other long-term borrowings
We have various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 1.9% to 3.9%. At June 30, 2016 and December 31, 2015, $69,000 and $91,000 respectively, was outstanding under these financing agreements.
Critical Accounting Estimates
We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2015.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for us in our first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-11, Revenue from Contracts with Customers and Derivatives and Hedging - Rescission of SEC Guidance; and ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients. We are in the process of evaluating the transition method that will be elected and the impact of adoption on its consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance will be effective for us in the first quarter of fiscal 2017. Early adoption is permitted in any annual or interim period. We are in the process of evaluating the potential effects of the adoption of this guidance on the consolidated financial statements, as well as whether to adopt the new guidance early.
There have been no other recent accounting standards, or changes in accounting standards, during the three and six months ended June 30, 2016, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.
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

As of June 30, 2016, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% would result in a hypothetical loss of $0.1 million, For local currency debt carried by our Swiss subsidiary, the impact of a hypothetical 10% detrimental change in foreign currency exchange rates would result in a hypothetical loss of $7,000, which would be recorded in accumulated other comprehensive income on the consolidated balance sheet.
Interest Rate Risk
At June 30, 2016, we had no outstanding balance under our Revolving Line of Credit. We have various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 1.9% to 3.9%. At June 30, 2016, $69,000 was outstanding under these financing agreements, $36,000 of which is classified as long-term debt. As these borrowings are minor, changes in interest rates would not significantly impact our financial results.
Fair Value Risk
We had a net pension asset of $6.1 million and $5.8 million as of June 30, 2016 and December 31, 2015, respectively. As of the last fair value measurement date of December 31, 2015, the net pension asset included plan assets with a fair value of $39.0 million. The plan assets consisted of 52% debt and equity securities, 43% real estate investment funds and 5% of cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate investment funds is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors
The following risk factor updates the risk factors disclosed in Part I, Item 1A, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Except as set forth below, there have been no material changes to the risk factors described in the Annual Report, which are incorporated herein by reference.
Many of our customers are currently the benefactors of government funding or government subsidies.
Our products are currently sold into a limited number of vertical markets, some of which are either directly funded by or partially subsidized with government funding. Our ultracapacitor products provide numerous technology and environmental benefits for many of the applications in which our customers are using these products. As the use of our technology in certain applications is still relatively immature, the costs associated with producing the products is high as compared with the more mature solutions. However, many government entities have determined that they view certain prevailing interests, including, for example, reduction of pollution, to outweigh the economic costs associated with incorporating these clean technologies and therefore are willing to allocate government funding to encourage companies to produce goods which reduce pollution and energy consumption. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit vehicle and wind energy markets, which are heavily dependent on government regulation and subsidy. These markets may experience volatility when there are changes or delays in government policies and subsidy programs that support our sales into these markets. For example, the requirements of the subsidy programs may change and these changes could result in our customers no longer being willing to integrate our products into their solutions. At the end of 2015, the Chinese government subsidy program which provided subsidies for large diesel-electric hybrid buses was renewed for 2016, but at a reduced reimbursement rate. Additionally, in 2016, the Chinese government put into a place a new subsidy program for medium diesel-electric hybrid buses, however, we are unsure if we will be able to capture the benefit of this new program. More recently, the China government is contemplating additional changes to the subsidy program and the possibility of requiring the procurement of certain components of energy storage solutions in hybrid transit vehicles to be locally sourced in China in order to be eligible for subsidies. For 2016 and beyond, we may see variability in revenue as a result of uncertainty regarding how these potential changes to the China government subsidy will impact our sales into the hybrid transit vehicle market.
Items 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated November 22, 1996. (2)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated February 9, 1998. (3)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated June 15, 2016. (4)

10.1	Second Amendment to Loan and Security Agreement, dated July 27, 2016, by and between East West Bank and Maxwell Technologies, Inc. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. *

_________

*	Filed herewith.

(1)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987.

(2)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997.

(3)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

(4)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K filed on June 20, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	August 3, 2016	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	August 3, 2016	By:	/s/ David Lyle
David Lyle
Senior Vice President, Chief Financial Officer, Treasurer and Secretary