Form 10-Q
period 2016-09-30
MAXWELL TECHNOLOGIES INC
filed 2016-11-02
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of October 28, 2016 is 32,089,977 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2016

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2016, and the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
In the opinion of management, these unaudited statements contain all adjustments (consisting of normal recurring adjustments, except as otherwise indicated) necessary for a fair statement for the periods presented as required by Regulation S-X, Rule 10-01.
In addition, operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2016.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$27,802	$24,382
Restricted cash	100	400
Trade and other accounts receivable, net of allowance for doubtful accounts of $307 and $252, at September 30, 2016 and December 31, 2015, respectively	20,661	43,172
Inventories, net	34,939	39,055
Prepaid expenses and other current assets	5,319	2,593
Total current assets	88,821	109,602
Property and equipment, net	28,978	32,324
Goodwill	23,856	23,635
Pension asset	6,265	5,849
Other non-current assets	678	603
Total assets	$148,598	$172,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,536	$33,985
Accrued employee compensation	6,229	6,672
Deferred revenue and customer deposits	3,079	3,066
Short-term borrowings and current portion of long-term debt	44	42
Total current liabilities	26,888	43,765
Deferred tax liability, long-term	6,313	6,076
Long-term debt, excluding current portion	56	49
Other long-term liabilities	2,451	2,947
Total liabilities	35,708	52,837
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.10 par value per share, 80,000 and 40,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 32,090 and 31,782 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	3,206	3,176
Additional paid-in capital	294,932	291,505
Accumulated deficit	(191,935)	(180,399)
Accumulated other comprehensive income	6,687	4,894
Total stockholders’ equity	112,890	119,176
Total liabilities and stockholders’ equity	$148,598	$172,013
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$25,506	$45,076	$94,844	$117,542
Cost of revenue	17,878	30,820	67,582	80,830
Gross profit	7,628	14,256	27,262	36,712
Operating expenses:
Selling, general and administrative	8,374	9,070	26,695	30,169
Research and development	5,193	5,781	16,261	19,629
Restructuring and exit costs	—	56	297	2,396
Total operating expenses	13,567	14,907	43,253	52,194
Loss from operations	(5,939)	(651)	(15,991)	(15,482)
Gain on sale of product line	—	—	(6,657)	—
Interest expense, net	48	30	179	201
Other income	(5)	—	(136)	—
Foreign currency exchange (gain) loss, net	49	(97)	252	316
Loss before income taxes	(6,031)	(584)	(9,629)	(15,999)
Income tax provision	824	865	1,907	4,167
Net loss	$(6,855)	$(1,449)	$(11,536)	$(20,166)
Net loss per share
Basic and diluted	$(0.21)	$(0.05)	$(0.36)	$(0.66)
Weighted average common shares outstanding:
Basic and diluted	31,989	31,529	31,828	30,440
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(6,855)	$(1,449)	$(11,536)	$(20,166)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	685	(2,750)	1,557	2,776
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax provision of $12 and $2 for the three months ended September 30, 2016 and 2015, respectively; net of tax provision of $37 and $6 for the nine months ended September 30, 2016 and 2015, respectively	49	9	146	27
Amortization of prior service cost, net of tax provision of $8 and $7 for the three months ended September 30, 2016 and 2015, respectively; net of tax provision of $23 and $21 for the nine months ended September 30, 2016 and 2015, respectively	30	27	90	84
Other comprehensive income (loss), net of tax	764	(2,714)	1,793	2,887
Comprehensive loss	$(6,091)	$(4,163)	$(9,743)	$(17,279)
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(11,536)	$(20,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,416	8,633
Amortization of intangible assets	—	153
Loss on lease due to restructuring	87	1,208
Pension cost (benefit)	479	(60)
Stock-based compensation expense	3,759	2,906
Gain on sale of property and equipment	(131)	—
Impairment of property and equipment	155	—
Gain on sale of product line	(6,657)	—
Unrealized loss on foreign currency exchange rates	45	2,240
Release of tax liability	(1,518)	—
Provision for losses on accounts receivable	56	90
Provision for losses on inventory	226	424
Provision for warranties	444	854
Changes in operating assets and liabilities:
Trade and other accounts receivable	20,151	7,475
Inventories	(7,209)	3,672
Prepaid expenses and other assets	(1,288)	(899)
Pension asset	(441)	(487)
Accounts payable and accrued liabilities	(16,704)	1,423
Deferred revenue and customer deposits	11	508
Accrued employee compensation	(962)	(1,236)
Deferred tax liability	113	2,161
Other long-term liabilities	(479)	(369)
Net cash provided by (used in) operating activities	(13,983)	8,530
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,689)	(2,779)
Proceeds from sale of property and equipment	133	—
Proceeds from sale of product line	20,486	—
Net cash provided by (used in) investing activities	15,930	(2,779)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(33)	(18,833)
Proceeds from long-term debt and short-term borrowings	—	3,040
Proceeds from sale of common stock, net of offering costs	—	9,565
Proceeds from issuance of common stock under equity compensation plans	618	876
Restricted cash - release of compensating balance	300	(400)
Net cash provided by (used in) financing activities	885	(5,752)
Effect of exchange rate changes on cash and cash equivalents	588	82
Increase in cash and cash equivalents	3,420	81
Cash and cash equivalents, beginning of period	24,382	24,732
Cash and cash equivalents, end of period	$27,802	$24,813
See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context otherwise requires, all references to “Maxwell,” the “Company,” “we,” “us,” and “our,” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to the Company’s Swiss subsidiary, Maxwell Technologies, SA.
Note 1 – Description of Business and Basis of Presentation
Description of Business
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, and has two manufacturing facilities located in Rossens, Switzerland and Peoria, Arizona. In April 2016, the Company exited its manufacturing facility in San Diego, California. In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment, which is comprised of two product lines:

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
Financial Statement Presentation
The accompanying condensed consolidated financial statements include the accounts of Maxwell Technologies, Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany transactions and account balances have been eliminated in consolidation. The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the instructions to Form 10-Q and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Consequently, the Company has not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements in this Form 10-Q contain all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary to for a fair statement of the financial position, results of operations, and cash flows of Maxwell Technologies, Inc. for all periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for any subsequent period or for the entire year. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in the accompanying interim consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

Reclassifications
“Amortization of prepaid debt costs” for the three and nine months ended September 30, 2015 has been reclassified to “interest expense, net” and “changes in operating assets and liabilities,” in the condensed consolidated statements of operations and condensed consolidated statements of cash flows, respectively, to conform to the current period presentation. “Loss on lease due to restructuring” for the nine months ended September 30, 2015 has been reclassified from “changes in operating assets and liabilities” in the condensed consolidated statements of cash flows to conform to the current period presentation. These reclassifications do not impact reported net loss and do not otherwise have a material impact on the presentation of the overall financial statements.
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
Restricted Cash
Restricted cash as of September 30, 2016 and December 31, 2015 consists of a $0.1 million and $0.4 million, respectively, cash balance on deposit to secure certain ongoing banking transactions.
Income Taxes
As of September 30, 2016, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $68.1 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
The Company records taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of September 30, 2016, the Company has recorded a $3.7 million deferred tax liability for Swiss withholding taxes associated with $73.5 million of undistributed earnings of its Swiss subsidiary that are no longer considered indefinitely reinvested. In the event that the Company repatriates these funds, these withholding taxes would become payable.
Warranty Obligation
The Company provides warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of both September 30, 2016 and December 31, 2015, the accrued warranty liability included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets was $1.3 million.
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
Total deferred revenue and customer deposits in the consolidated balance sheets as of both September 30, 2016 and December 31, 2015 was $3.1 million, and relates to cash received from customers on sales for which the revenue recognition criteria had not been achieved, customer advances, as well as other less significant customer arrangements requiring the deferral of revenue.
Liquidity
As of September 30, 2016, the Company had approximately $27.8 million in cash and cash equivalents, and working capital of $61.9 million. In July 2015, the Company entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit which is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of September 30, 2016, no amounts have been borrowed under this revolving line of credit and the amount available was $10.7 million. Management believes the available cash balance, along with the available borrowings under the revolving line of credit, will be sufficient to fund operations, obligations as they become due, and capital investments for at least the next twelve months.
Net Loss per Share
In accordance with the Earnings Per Share Topic of the FASB ASC, basic net income or loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the impact of additional common shares that would have been outstanding if potentially dilutive common shares were issued. Potentially dilutive securities are not considered in the calculation of diluted net loss per share, as their inclusion would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net loss	$(6,855)	$(1,449)	$(11,536)	$(20,166)
Denominator
Weighted-average common shares outstanding	31,989	31,529	31,828	30,440
Net loss per share
Basic and diluted	$(0.21)	$(0.05)	$(0.36)	$(0.66)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2016	2015
Outstanding options to purchase common stock	465	956
Unvested restricted stock awards	96	263
Unvested restricted stock unit awards	1,686	870
Employee stock purchase plan awards	61	—
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-11, Revenue from Contracts with Customers and Derivatives and Hedging - Rescission of SEC Guidance; and ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients. The Company is in the process of evaluating the transition method that will be elected and the impact of adoption on its consolidated financial statements.
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
In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation and classification in the statement of cash flows for eight specific cash flow issues. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted in any annual or interim period. The Company does not expect that the adoption of this standard will have a material effect on its statements of cash flows.
There have been no other recent accounting standards, or changes in accounting standards, during the nine months ended September 30, 2016, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to the Company.

Note 2 – Balance Sheet Details (in thousands)
Inventories, net

	September 30, 2016	December 31, 2015
Raw materials and purchased parts	$14,602	$21,126
Work-in-process	1,358	4,367
Finished goods	19,951	16,913
Consigned finished goods	—	28
Reserves	(972)	(3,379)
Total inventories, net	$34,939	$39,055
Warranty
Activity in the warranty reserve, which is included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets, is as follows:

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$1,288	$716
Product warranties issued	298	515
Settlement of warranties	(427)	(530)
Changes related to preexisting warranties	146	339
Ending balance	$1,305	$1,040
Goodwill
The change in the carrying amount of goodwill from December 31, 2015 to September 30, 2016 is as follows:

Balance at December 31, 2015	$23,635
Foreign currency translation adjustments	512
Goodwill related to sale of product line	(291)
Balance at September 30, 2016	$23,856
Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2015	$9,933	$(5,039)	$4,894
Other comprehensive income before reclassification	1,557	—	1,557
Amounts reclassified from accumulated other comprehensive income	—	236	236	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the nine months ended September 30, 2016	1,557	236	1,793
Balance as of September 30, 2016	$11,490	$(4,803)	$6,687
Note 3 – Sale of Microelectronics Product Line
On April 27, 2016, the Company sold the assets and certain liabilities comprising its microelectronics product line to Data Device Corporation, a privately-held Delaware corporation. The transaction purchase price was $21.0 million, subject to a working capital adjustment and a one year $1.5 million escrow holdback on the purchase price.

The assets sold were primarily comprised of inventory, accounts receivable and property and equipment. The current liabilities sold were comprised mainly of deferred revenue, accounts payable and other current liabilities. During the first quarter of 2016, the Company met the held for sale criteria in accordance with ASC Topic 380, Impairment or Disposal of Long Lived Assets, and the Company ceased depreciation on the property and equipment and classified the assets to be sold as held for sale. During the second quarter of 2016, all assets and liabilities formerly classified as held for sale were disposed of pursuant to the sale. The sale of the microelectronics product line did not represent a strategic shift that had a major effect on the Company’s operations and financial results. As such, the Company did not account for the disposition as a discontinued operation. During the nine months ended September 30, 2016, the Company recorded a gain of $6.7 million related to the sale of the microelectronics product line.
In connection with the sale of the microelectronics product line, the Company guaranteed the future operating lease commitment related to the facility formerly occupied by the microelectronics product line, which was assumed by the buyer. The Company is obligated to perform under the guarantee if Data Device Corporation defaults on the lease at any time during the remainder of the lease agreement. The lease had a remaining lease term of fifteen months from the date of sale and expires on July 31, 2017. As of September 30, 2016, the undiscounted maximum amount of potential future payments under the lease guarantee is $0.9 million. The Company assessed the probability that the Company will be required to make payments under the terms of the guarantee based upon its actual and expected loss experience. Consistent with the requirements of FASB ASC 460, Guarantees, the Company has not recorded a liability on its consolidated balance sheet as of September 30, 2016 as a loss is not considered probable.
Note 4 – Restructuring and Exit Costs
In 2015, the Company initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align the Company’s cost structure with the current business forecast and to improve operational efficiency. The plan also included the potential disposition of the Company’s microelectronics product line which was committed to in the first quarter of 2016 and subsequently completed in April 2016. The restructuring plan was otherwise substantially completed in the first quarter of 2016. Total restructuring charges were $2.8 million, which includes $1.3 million in facilities costs related to the consolidation of manufacturing operations, $1.2 million in employee severance costs and $0.3 million in other exit costs. The Company also incurred $0.6 million in accelerated equipment depreciation expense related to the consolidation of manufacturing operations. Total cash expenditures related to restructuring activities were approximately $1.5 million.
The Company accounts for charges resulting from restructuring and exit activities in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”), and ASC Topic 712, Compensation-Nonretirement Postemployment Benefits, for employee termination benefits to be paid in accordance with its ongoing employee termination benefit arrangement.
In June 2015, the Company ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the current business forecast. As a result, in June 2015, the Company recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. For the year ended December 31, 2015, the expense related to the exit of this leased space was $1.2 million, before tax, and was recorded as a component of the total restructuring charge. During the nine months ended September 30, 2016, the Company recorded an additional restructuring charge of $0.1 million related to a revision to the sublease income assumption.
During the three and nine months ended September 30, 2016, cash payments in connection with the restructuring plan were $26,000 and $0.5 million, respectively, primarily related to employee severance costs and other exit costs. During the three and nine months ended September 30, 2015, cash payments in connection with the restructuring plan were $0.7 million and $0.8 million, respectively, primarily related to employee severance costs.
For the nine months ended September 30, 2016, the Company recorded net charges related to its restructuring plan of $0.3 million within “restructuring and exit costs” and also recorded $0.1 million of accelerated depreciation expense within “cost of revenue” in the condensed consolidated statements of operations. No restructuring or related charges were recorded during the three months ended September 30, 2016. For the three and nine months ended September 30, 2015, the Company recorded net charges related to its restructuring plan of $56,000 and $2.4 million, respectively, within “restructuring and exit costs” and also recorded $0.1 million and $0.3 million, respectively, of accelerated depreciation expense within “cost of revenue” in the condensed consolidated statements of operations.
As of September 30, 2016, the restructuring liability associated with lease obligation costs of $0.2 million is recorded in “accounts payable and accrued liabilities” and $0.7 million of lease obligation costs is recorded in “other long term liabilities” in the condensed consolidated balance sheet.

The following table summarizes the restructuring and exit costs for the nine months ended September 30, 2016 (in thousands):

	Employee Severance Costs	Lease Obligation Costs	Other Exit Costs	Total
Restructuring liability as of December 31, 2015	$294	$1,043	$—	$1,337
Costs incurred	67	86	298	451
Amounts paid	(207)	—	(246)	(453)
Accruals released	(154)	—	—	(154)
Other non-cash adjustments	—	(237)	(52)	(289)
Restructuring liability as of September 30, 2016	$—	$892	$—	$892
Note 5 – Credit Facilities
Revolving Line of Credit
In July 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of September 30, 2016 the amount available under the Revolving Line of Credit was $10.7 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 100% of its equity interests in Maxwell SA. The obligations under the Loan Agreement are also guaranteed directly by Maxwell SA. The Revolving Line of Credit will mature on July 3, 2018. In the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, the Company may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. The Company is currently in compliance with the financial covenants that it is required to meet during the term of the credit agreement including the minimum four-quarter rolling EBITDA, quarterly minimum quick ratio and monthly minimum cash requirements. On October 31, 2016, the Company entered into an amendment to the Loan Agreement to modify certain financial covenants.
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
The Company is required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of September 30, 2016.
Former Credit Facility
In December 2011, the Company obtained a secured credit facility in the form of a revolving line of credit (the “Former Revolving Line of Credit”) and an equipment term loan (the “Equipment Term Loan”) (together, the “Former Credit Facility”). Borrowings under the Former Credit Facility bore interest, payable monthly, at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at the Company’s option, subject to certain limitations. The balance of the Equipment Term Loan was paid in full by the maturity date of April 30, 2015. Concurrently with entering into the Loan Agreement described above, in July 2015, the Company repaid all outstanding loans under the Former Revolving Line of Credit and the Former Credit Facility was terminated. The Company did not incur any early termination or prepayment penalties under the Former Credit Facility in connection with the above transactions.
Other Long-term Borrowings
The Company has various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 0.9% to 3.9%. At September 30, 2016 and December 31, 2015, $100,000 and $91,000, respectively, was outstanding under these financing agreements.

Note 6 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. Historically, the financial instruments to which this topic applied were foreign currency forward contracts and the fair value of these foreign currency forward contracts was recorded as a liability or asset in the consolidated balance sheets. During the second quarter of 2016, the Company ceased using foreign currency forward contracts to hedge foreign currency exposure as management determined its foreign currency exposure is no longer significant. Therefore, no foreign currency forward contracts were outstanding as of September 30, 2016. As of December 31, 2015, the fair value of the Company’s foreign currency forward contracts was an asset of $16,000 which was recorded in “trade and other accounts receivable” in the condensed consolidated balance sheet. The fair value of these derivative instruments was measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC.
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
The net gains and losses on foreign currency forward contracts included in “foreign currency exchange (gain) loss, net” in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total gain (loss)	$—	$(157)	$(88)	$2,242
The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in “foreign currency exchange (gain) loss, net” in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total gain (loss)	$—	$254	$(37)	$(2,558)
The following table presents gross amounts, amounts offset and net amounts presented in the condensed consolidated balance sheet for the Company’s derivative instruments measured at fair value (in thousands):

December 31, 2015
Gross amounts of recognized asset	$66
Gross amounts offset	(50)
Net amount of recognized asset	$16
The Company had the legal right to offset these recognized assets and liabilities upon settlement of the derivative instruments. For additional information, refer to Note 6 – Fair Value Measurements.
Note 8 – Stock Plans
The Company has two active stock-based compensation plans as of September 30, 2016: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.

The Company generally issues the majority of employee stock compensation grants in the first quarter of the year; other grants issued during the year are typically for new employees or non-employee directors.
Stock Options
During the three and nine months ended September 30, 2016, no stock options were granted. During the three and nine months ended September 30, 2015, the Company granted 58,641 and 321,844 stock options, respectively, which had an average grant date fair value per share of $2.44 and $2.32, respectively. Compensation expense recognized for stock options for the three months ended September 30, 2016 and 2015 was $49,000 and $75,000, respectively. Compensation expense recognized for stock options for the nine months ended September 30, 2016 and 2015 was $134,000 and $156,000, respectively. The fair value of the stock options granted during the three and nine months ended September 30, 2015 was estimated using the Black-Scholes valuation model with the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2015
Expected dividend yield	—%	—%
Expected volatility	60%	61%
Risk-free interest rate	1.60%	1.59%
Expected term (in years)	5.0	5.0
Restricted Stock Awards
Beginning in 2014, the Company ceased granting restricted stock awards (“RSAs”) and began granting restricted stock units (“RSUs”) to employees as part of its annual equity incentive award program, therefore, no restricted stock awards were issued during the three and nine months ended September 30, 2016 or 2015. During the three months ended September 30, 2016 and 2015, compensation expense related to RSAs was $0.2 million and $0.5 million, respectively. During the nine months ended September 30, 2016 and 2015, compensation expense recognized for RSAs was $0.2 million and $1.5 million, respectively. During the first quarter of 2016, there were significant reversals of previously recorded expense due to terminations under the Company’s restructuring plan as well as other employee terminations.
Restricted Stock Units
Non-employee directors receive annual RSU awards, normally in February of each year, as part of their annual retainer compensation. These awards vest one year from the date of grant provided the non-employee director provides continued service. Additionally, new directors normally receive RSUs upon their election to the board. The Company also grants RSUs to employees as part of its annual equity incentive award program, with vesting typically in equal annual installments over four years of continuous service. Additionally, the Company grants performance-based restricted stock units (“PSUs”) to executives with vesting contingent on continued service and achievement of specified performance objectives or relative stock price targets. Each restricted stock unit represents the right to receive one unrestricted share of the Company’s common stock upon vesting.
During the three months ended September 30, 2016, the Company granted 49,116 service-based RSUs with an average grant date fair value of $5.09 per share. During the nine months ended September 30, 2016, the Company granted 1,236,747 RSUs of which 904,028 were service-based RSUs with an average grant date fair value of $5.56 per share and 332,719 were PSUs with an average grant date fair value of $7.50 per share.
During the three months ended September 30, 2015, the Company granted 40,190 service-based RSUs with an average grant date value of $4.72 per share. During the nine months ended September 30, 2015, the Company granted 808,285 RSUs of which 593,454 were service-based RSUs with an average grant date value of $6.98 per share and 214,831 were PSUs with an average grant date fair value of $7.19 per share.

For the nine months ended September 30, 2016, PSUs granted included 286,495 market-condition restricted stock units. No market-condition PSUs were granted during the three months ended September 30, 2016. The market-condition PSUs will be earned based on the level of the Company’s stock price performance against a determined market index over one, two and three year performance periods. The market-condition PSUs have the potential to vest between 0% and 200% depending on the Company’s stock price performance and the recipients must remain employed through the end of each performance period in order to vest. The fair value of the market-condition PSUs granted was calculated using a Monte Carlo valuation model with the following assumptions:

Nine Months Ended
September 30,
2016
Expected dividend yield	—%
Expected volatility	62%
Risk-free interest rate	1.07%
Expected term (in years)	3.0
The following table summarizes the amount of compensation expense recognized for RSUs for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
RSU Type	2016	2015	2016	2015
Service-based	$544	$400	$1,613	$975
Performance objectives	30	(60)	71	(28)
Market-condition	250	34	621	102
	$824	$374	$2,305	$1,049
Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period. The number of shares purchased is based on participants’ contributions made during the offering period.
Compensation expense recognized for the ESPP for the three months ended September 30, 2016 and 2015 was $53,000 and $60,000, respectively, and was $189,000 and $200,000, respectively, for the nine months ended September 30, 2016 and 2015. The fair value of the ESPP shares for the three and nine months ended September 30, 2016 and 2015 was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected dividend yield	—%	—%	—%	—%
Expected volatility	54%	68%	58%	58%
Risk-free interest rate	0.36%	0.01%	0.45%	0.08%
Expected term (in years)	0.5	0.5	0.5	0.5
Fair value per share	$1.59	$1.54	$2.04	$1.74
Bonuses to be Settled in Stock
On January 15, 2016, the Compensation Committee of the Board of Directors of the Company adopted the Maxwell Technologies, Inc. Incentive Bonus Plan to enable participants to earn annual incentive bonuses based upon achievement of specified financial and strategic performance objectives. The Company intends to settle bonuses earned under the plan for the fiscal year 2016 performance period with fully vested common stock of the Company in the first quarter of 2017. During the third quarter of 2016, the Company decreased its estimate of bonus achievement related to the plan. The Company recorded $(31,000) and $0.9 million of stock compensation expense for these bonuses during the three and nine months ended September 30, 2016, respectively.

Stock-Based Compensation Expense
Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$146	$186	$643	$539
Selling, general and administrative	799	708	2,436	1,732
Research and development	152	161	680	635
Total stock-based compensation expense	$1,097	$1,055	$3,759	$2,906
Note 9 – Shelf Registration Statement
On June 3, 2014, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) to, from time to time, sell up to an aggregate of $125 million of any combination of its common stock, warrants, debt securities or units. On June 30, 2014, the registration statement was declared effective by the SEC, which allows the Company to access the capital markets for the three year period following this effective date. On April 23, 2015, the Company entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company could sell, at its option, up to an aggregate of $10.0 million in shares of common stock through Cowen, as sales agent. Under the Sales Agreement, the Company agreed to pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of the Company’s common stock.
On June 11, 2015, the Company completed the sale of approximately $10.0 million of the company’s common stock and terminated the offering. Approximately 1.83 million shares were sold in the offering at an average share price of $5.46. During the second quarter of 2015, the Company received net proceeds of $9.6 million after commissions and offering costs of $0.4 million.
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
Components of net periodic pension cost (benefit) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$295	$239	$883	$726
Interest cost	62	83	185	251
Expected return on plan assets	(296)	(386)	(885)	(1,175)
Prior service cost amortization	38	34	113	105
Deferred loss amortization	61	11	183	33
Net periodic pension cost (benefit)	$160	$(19)	$479	$(60)
Employer contributions of $0.1 million were paid during each of the three months ended September 30, 2016 and 2015. Employer contributions of $0.5 million were paid during each of the nine months ended September 30, 2016 and 2015. Additional employer contributions of approximately $0.1 million are expected to be paid during the remainder of fiscal 2016.
Note 11 – Legal Proceedings
Although the Company expects to incur legal fees in connection with the below legal proceedings, the Company is unable to estimate the amount of such legal fees and therefore, such fees will be expensed in the period the legal services are performed.

FCPA Matter
In January 2011, the Company reached settlements with the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) with respect to charges asserted by the SEC and DOJ relating to the anti-bribery, books and records, internal controls, and disclosure provisions of the U.S. Foreign Corrupt Practices Act (“FCPA”) and other securities laws violations. The Company paid the monetary penalties under these settlements in installments such that all monetary penalties were paid in full by January 2013. With respect to the DOJ charges, a judgment of dismissal was issued in the U.S. District Court for the Southern District of California on March 28, 2014.
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
Swiss Bribery Matter
In August 2013, the Company’s Swiss subsidiary was served with a search warrant from the Swiss federal prosecutor’s office. At the end of the search, the Swiss federal prosecutor presented the Company with a listing of the materials gathered by the representatives and then removed the materials from its premises for keeping at the prosecutor’s office. Based upon the Company’s exposure to the case, the Company believes this action to be related to the same or similar facts and circumstances as the FCPA action previously settled with the SEC and the DOJ. During initial discussions, the Swiss prosecutor has acknowledged both the existence of the Company’s deferred prosecution agreement with the DOJ and its cooperation efforts thereunder, both of which should have a positive impact on discussions going forward. Additionally, other than the activities previously reviewed in conjunction with the SEC and DOJ matters under the FCPA, the Company has no reason to believe that additional facts or circumstances are under review by the Swiss authorities. To date, the Swiss prosecutor has not issued its formal decision as to whether the charges will be brought against individuals or the Company or whether the proceeding will be abandoned. At this stage in the investigation, the Company is currently unable to determine the extent to which it will be subject to fines in accordance with Swiss bribery laws and what additional expenses will be incurred in order to defend this matter. As such, the Company cannot determine whether there is a reasonable possibility that a loss will be incurred nor can it estimate the range of any such potential loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.
Government Investigations
In early 2013, the Company voluntarily provided information to the SEC and the United States Attorney’s Office for the Southern District of California related to its announcement that it intended to file restated financial statements for fiscal years 2011 and 2012. On June 11, 2015 and June 16, 2016, the Company received subpoenas from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the restated financial statements. The Company has provided documents and information to the SEC in response to the subpoenas and continues to cooperate with the SEC. On September 6, 2016, the Company entered into a tolling agreement effective for the period beginning on September 12, 2016, and running through June 30, 2017, with the SEC related to these matters. At this stage, the Company cannot predict the ultimate outcome of this investigation or whether it will result in any loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operation.

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
Executive Overview
Maxwell is a global leader in developing, manufacturing and marketing energy storage and power delivery products for transportation, industrial, information technology and other applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated. We believe that this “life-of-the-application” reliability gives our products a competitive advantage and enables them to command higher profit margins than commodity products. We have two product lines: ultracapacitors with applications in multiple industries, including transportation and renewable energy and high-voltage capacitors applied mainly in electrical utility infrastructure. In April 2016, we sold the assets and certain liabilities of a third product line, radiation-hardened microelectronic products for space and satellite applications.
Our primary objective is to grow revenue and profit margins by creating and satisfying demand for ultracapacitor-based energy storage and power delivery solutions. We are focusing on establishing and expanding market opportunities for ultracapacitors and being the preferred supplier for ultracapacitor products worldwide. We believe that the transportation industry represents the largest market opportunity for ultracapacitors, primarily for applications related to engine starting, electrical system augmentation, and braking energy recuperation and hybrid electric drive systems for transit vehicles, trucks and autos, and electric rail vehicles. Backup power and power quality applications, including instantly available power for uninterruptible power supply systems, and stabilizing the output of renewable energy generation systems may also represent significant market opportunities. In addition to expanding and growing our opportunities for ultracapacitor-based energy storage and power delivery solutions, we are also focused on demonstrating the ability of our core technology to satisfy the increasing performance demands for other energy storage products, such as lithium ion battery cells. To that end, in 2016, we entered into a “proof of concept” joint development agreement and will share the short-term costs of developing this technology with an automotive manufacturer.
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
In 2015, we initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align our cost structure with the current business forecast and to improve operational efficiency. The plan also included the potential disposition of our microelectronics product line which was committed to in the first quarter of 2016 and subsequently completed in April 2016. The cost savings resulting from the restructuring activities is approximately $5 million to $6 million per year. The restructuring plan was substantially completed in the first quarter of 2016, other than the disposition of our microelectronics product line which was completed in the second quarter of 2016.

In the third quarter of 2016, revenue was $25.5 million, representing an overall decrease of 43% compared with $45.1 million in the same period one year ago. The decrease is primarily attributable to lower revenue for our ultracapacitor products, for which revenue decreased by 56% to $14.0 million in the third quarter of 2016 from $31.8 million in the third quarter of 2015. The decrease in ultracapacitor product revenue was primarily due to decreased sales of hybrid transit vehicle applications which were negatively impacted by changes in the China government subsidy program and other market factors. Additionally, revenue for wind energy applications decreased due to grid capacity and infrastructure constraints in China as well as localized government limitations on wind power in China.
Revenue for our high-voltage capacitor products was $11.5 million for the third quarter of 2016, representing an increase of 12% compared with $10.3 million for the same period in the prior year. Due to the sale of the microelectronics product line in April 2016, there was no microelectronics product revenue for the third quarter of 2016 compared with $3.0 million for the third quarter of 2015.
As of September 30, 2016, we had cash and cash equivalents of $27.8 million. Management believes that this available cash balance will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months. In addition, we have a revolving line of credit available up to a maximum of $25.0 million, subject to a borrowing base limitation, and we have not borrowed any amounts under this facility to date. In the future, we may decide to supplement existing cash and planned cash flow from operations by borrowing funds or by issuing additional debt or equity.
Overall gross margin during the quarter decreased to 30% compared with 32% in the third quarter of 2015, primarily associated with a change in product mix which no longer includes sales of higher margin microelectronics products and an increase in product costs due to higher unabsorbed fixed costs associated with the lower sales volume. Operating expenses in the third quarter of 2016 increased to 54% of revenue, compared with 33% of revenue in the same period one year ago, primarily attributable to significantly lower revenue in the third quarter of 2016, partially offset by lower operating expenses due to our restructuring and cost reduction efforts.
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
A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including some that are driven by government policies and subsidy programs. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit bus and wind energy markets, which are heavily dependent on government regulation and subsidy programs. These markets may decline or experience slower rates of growth when there are changes or delays in government policies and subsidy programs. In mid-2013, the Chinese government subsidy program which provided subsidies for diesel-electric hybrid buses concluded. The Chinese government then put into place another subsidy program which did not include subsidies for diesel-electric hybrid buses. However, our Chinese bus customers then began incorporating our ultracapacitor products into plug-in hybrid buses, which were subsidized by the revised subsidy program. At the end of 2015, the Chinese government subsidy program which provided subsidies for large diesel-electric hybrid buses was renewed for 2016, but at a reduced reimbursement rate. Additionally, in 2016, the Chinese government put into place a new subsidy program for medium diesel-electric hybrid buses, however, we are unsure if we will be able to capture the benefit of this new program. More recently, the China government is contemplating additional changes to the subsidy program and the possibility of requiring the procurement of certain components of energy storage solutions in hybrid transit vehicles to be locally sourced in China in order to be eligible for subsidies. For 2016 and beyond, we have seen and may continue to see variability in revenue as a result of uncertainty regarding how these changes and potential changes to the China government subsidy will impact our sales into the hybrid transit vehicle market.
We have also begun to experience significant pricing pressure for ultracapacitors in the Chinese hybrid transit vehicle market and wind energy market, which has historically represented a significant portion of our sales, as a result of changes in the government subsidy program and other market factors. In order to remain competitive, we may be required to lower our prices, maintain a stronger local presence, or provide more favorable sales terms to our customers. We remain focused on reducing the cost of producing our ultracapacitors in order to offset in part the lower prices we are now offering in this particular market. However, in the short-term, our cost reduction efforts are not expected to fully offset the impact of these lower prices.
Although we believe the long-term prospects for the automotive, wind and hybrid transit markets remain positive, we are pursuing growth opportunities for our products in other vertical markets, including applications for backup power, power quality, rail, grid and heavy vehicle engine starting in order to further diversify our market presence and augment our long-term growth prospects.

Other significant risks and challenges we face include the ability to achieve profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; difficulties in executing our restructuring plan; and hiring, developing and retaining key personnel critical to the execution of our strategy. We will be attentive to these risks and will focus on developing new products and promoting the value proposition of our products versus competing technologies and trying to grow our revenue and profit in the years to come.
Current Year Highlights
During the nine months ended September 30, 2016, we continued to focus on introducing new products, winning new customers, developing new product applications, adjusting production capacity, reducing costs to align with near-term revenue forecasts, and improving production and other operational processes. Some of these efforts are described below:

•
In January, we announced that our ultracapacitors had been selected by Beijing Huadian Tianren Electric Power Control Technology Co., Ltd., a subsidiary of China Guodian Corporation, as the core component of a wind farm energy storage demonstration project. One of the five largest power producers in the country, China Guodian Corporation’s system is the first megawatt (MW)-scale, ultracapacitor-based wind farm energy storage system in the world.

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

•
In July, we announced that our ultracapacitors are being used for regenerative braking energy storage in the Beijing subway system. As part of the strategic partnership with China Railway Rolling Stock Corporation that we announced last year, we continue to collaborate to develop next-generation capacitive energy storage solutions for the China rail market.

•
In July, we entered into a 12-month joint development agreement with one of the world’s leading automotive OEMs to develop a “proof of concept” that, if successful, could lead to the world’s first electric drivetrain based on our technology, targeting a 2021 automotive platform launch.

Results of Operations
Comparison of Three and Nine Months Ended September 30, 2016 and 2015
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Cost of revenue	70%	68%	71%	69%
Gross profit	30%	32%	29%	31%
Operating expenses:
Selling, general and administrative	33%	20%	29%	25%
Research and development	21%	13%	17%	17%
Restructuring and exit costs	—%	—%	—%	2%
Total operating expenses	54%	33%	46%	44%
Loss from operations	(24)%	(1)%	(17)%	(13)%
Gain on sale of product line	—%	—%	(7)%	—%
Loss before income taxes	(24)%	(1)%	(10)%	(13)%
Income tax provision	3%	2%	2%	4%
Net loss	(27)%	(3)%	(12)%	(17)%
Net loss reported for the third quarter of 2016 was $6.9 million, or $0.21 per share, compared with a net loss of $1.4 million, or $0.05 per share, in the same period one year ago. This increase in net loss was primarily driven by a decrease in ultracapacitor product revenue, mainly associated with lower sales for hybrid transit vehicle applications and wind energy applications in China, as well as the sale of our microelectronics product line in the second quarter of 2016. The decrease in revenue was partially offset by operating expense savings resulting from our restructuring and cost reduction efforts.
Net loss reported for the nine months ended September 30, 2016 was $11.5 million, or $0.36 per share, compared with a net loss of $20.2 million, or $0.66 per share, in the same period one year ago. This decrease in net loss was primarily driven by a $6.7 million gain from the sale of our microelectronics product line, a $1.5 million benefit from the release of a foreign tax liability due to the lapse of a statute of limitation, and expense savings resulting from our restructuring and cost reduction efforts, partially offset by a decline in revenue and gross profit.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Decrease	% Change	2016	2015	Decrease	% Change
Revenue	$25,506	$45,076	$(19,570)	(43)%	$94,844	$117,542	$(22,698)	(19)%
Cost of revenue	17,878	30,820	(12,942)	(42)%	67,582	80,830	(13,248)	(16)%
% of Revenue	70%	68%			71%	69%
Gross profit	$7,628	$14,256	$(6,628)	(46)%	$27,262	$36,712	$(9,450)	(26)%
% of Revenue	30%	32%			29%	31%
Revenue. During the third quarter of 2016, revenue decreased 43% to $25.5 million, compared with $45.1 million in the same period one year ago. This decrease in revenue was primarily related to lower revenue for our ultracapacitor product line which decreased by $17.8 million, or 56%, to $14.0 million from $31.8 million. The decrease in ultracapacitor product revenue was primarily due to decreased sales of hybrid transit vehicle applications which were negatively impacted by changes in the China government subsidy program and other market factors. Additionally, revenue for wind energy applications decreased due to grid capacity and infrastructure constraints in China as well as localized government limitations on wind power in China. The decrease in ultracapacitor product revenue for the third quarter of 2016 was composed of lower volume of $18.7 million and lower prices of $0.3 million, offset by other changes primarily related to product mix of $1.2 million.

Revenue for our high-voltage products increased by $1.2 million or 12% to $11.5 million for the third quarter of 2016, compared with $10.3 million for the same period one year ago. This increase was primarily driven by increased infrastructure investment by the Chinese government. Due to the sale of the product line in April 2016, there was no microelectronics product revenue for the third quarter of 2016 compared with $3.0 million for the same period in the prior year.
During the nine months ended September 30, 2016, revenue decreased 19% to $94.8 million, compared with $117.5 million in the same period one year ago. This decrease in revenue was primarily related to lower revenue for our ultracapacitor product line which decreased by $18.4 million, or 24%, to $58.8 million from $77.2 million. The decrease in ultracapacitor product revenue was primarily due to decreased sales for hybrid transit vehicle applications, partially offset by increased sales for rail transit applications. Hybrid transit vehicle sales were negatively impacted by changes in the China government subsidy program and other market factors. The decrease in ultracapacitor product revenue was composed of lower volume of $18.6 million and lower prices of $2.8 million, offset by other changes primarily related to product mix of $3.0 million.
Revenue for our high-voltage products decreased by $1.3 million to $31.5 million for the nine months ended September 30, 2016, compared with $32.8 million for the same period one year ago. Revenue for our microelectronics products decreased by $3.0 million to $4.6 million for the nine months ended September 30, 2016 compared with $7.5 million for the nine months ended September 30, 2015, due to the sale of the product line in April 2016.
A substantial amount of our revenue is generated through our Swiss subsidiary which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the three and nine months ended September 30, 2016 compared with the same periods one year ago, revenue was negatively impacted by $0.1 million and $0.5 million, respectively.
Gross Profit and Gross Margin. During the third quarter of 2016, gross profit decreased $6.6 million, or 46%, to $7.6 million compared with $14.3 million in the same period one year ago. This decrease in gross profit was primarily associated with lower revenue, primarily due to lower sales volume, and an increase in product costs due to higher unabsorbed fixed costs associated with the lower sales volume. As a percentage of revenue, gross margin decreased to 30% in the third quarter of 2016 compared with 32% in the same period one year ago. The decrease in gross margin was primarily associated with a change in product mix which no longer includes sales of higher margin microelectronics products and an increase in product costs due to higher unabsorbed fixed costs associated with the lower sales volume.
During the nine months ended September 30, 2016, gross profit decreased $9.5 million, or 26%, to $27.3 million compared with $36.7 million in the same period one year ago. This decrease was primarily associated with lower revenue, primarily due to lower sales volume, an increase in product costs due to higher unabsorbed fixed costs associated with the lower sales volume, as well as a reduction in pricing for our ultracapacitor products. As a percentage of revenue, gross margin decreased to 29% in the nine months ended September 30, 2016 compared with 31% in the same period one year ago. This decrease was primarily associated with a change in product mix which no longer includes sales of higher margin microelectronics products, an increase in product costs due to higher unabsorbed fixed costs associated with the lower sales volume, as well as a reduction in pricing for our ultracapacitor products.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the three and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Decrease	% Change	2016	2015	Decrease	% Change
Selling, general and administrative	$8,374	$9,070	$(696)	(8)%	$26,695	$30,169	$(3,474)	(12)%
% of Revenue	33%	20%			29%	25%
Selling, general and administrative expenses for the third quarter of 2016 decreased by $0.7 million, or 8%, from the same period in 2015. This decrease was primarily associated with a decrease of $0.9 million related to lower costs associated with the ongoing SEC and FCPA investigations, a decrease of $0.3 million in consulting costs driven by our cost reduction efforts, partially offset by an increase of $0.5 million due to a refund of value-added taxes related to operations in China recorded in the third quarter of 2015. Selling, general and administrative expenses increased to 33% of revenue, up from 20% for the same period in 2015, as revenue decreased more than expenses between the periods.

Selling, general and administrative expenses for the nine months ended September 30, 2016 decreased by $3.5 million, or 12%, from the same period in 2015. This decrease primarily related to a decrease of $1.4 million in labor costs related to headcount reductions in connection with our restructuring and sale of the microelectronics product line, a decrease of $1.3 million related to the release of a foreign payroll tax liability due to the lapse of a statute of limitation, as well as other expense savings related to our restructuring and cost reduction efforts and sale of the microelectronics product line, including a decrease of $0.6 million in consulting costs and a decrease of $0.6 million in advertising and related costs. These decreases were partially offset by an increase of $0.7 million in stock compensation expense related to our 2016 bonus plan, whereas our bonus plan was suspended for 2015. Selling, general and administrative expenses increased to 29% of revenue, up from 25% for the same period in 2015, as revenue decreased more than expenses between the periods.
Research and Development Expense
The following table presents research and development expense for the three and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Decrease	% Change	2016	2015	Decrease	% Change
Research and development	$5,193	5,781	$(588)	(10)%	$16,261	$19,629	$(3,368)	(17)%
% of Revenue	21%	13%			17%	17%
Research and development expenses for the third quarter of 2016 decreased by $0.6 million, or 10%, from the same period in 2015. The decrease was primarily associated with a decrease of $0.5 million in tool and supply expenses primarily related to the sale of the microelectronics product line and a decrease of $0.4 million in labor and headcount-related costs primarily related to our restructuring and cost reduction efforts. Research and development expenses were 21% of revenue, up from 13% for the same period in 2015, as revenue decreased more than expenses between the periods.
Research and development expenses for the nine months ended September 30, 2016 decreased by $3.4 million, or 17%, from the same period in 2015. The decrease was primarily associated with a decrease of $0.9 million in outsourced research and development services, a decrease of $0.8 million in labor and headcount-related costs primarily related to our restructuring and cost reduction efforts, an increase of $0.8 million in third-party funding under cost-sharing arrangements, a decrease of $0.5 million in expense for evaluation units supporting product demonstrations, and a decrease of $0.4 million in tool and supply expenses primarily related to the sale of the microelectronics product line. Research and development expenses were 17% of revenue, consistent with 17% for the same period in 2015.
Restructuring and Exit Costs
In 2015, we initiated a restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align our cost structure with the current business forecast and to improve operational efficiency. The plan also included the disposition of our microelectronics product line, which was completed in April 2016. The restructuring plan was otherwise substantially completed in the first quarter of 2016 and total restructuring charges were $2.8 million which included $1.3 million in facilities costs, $1.2 million in employee severance costs and $0.3 million for equipment relocation and inventory scrap as a direct result of the deconstruction of machinery. Total cash expenditures related to restructuring activities were approximately $1.5 million.
During the nine months ended September 30, 2016, we recorded charges related to the restructuring plan of $0.3 million. No restructuring or related charges were recorded during the third quarter of 2016.
The following table summarizes restructuring and exit costs for the nine months ended September 30, 2016 (in thousands):

	Employee Severance Costs	Lease Obligation Costs	Other Exit Costs	Total
Restructuring liability as of December 31, 2015	$294	$1,043	$—	$1,337
Costs incurred	67	86	298	451
Amounts paid	(207)	—	(246)	(453)
Accruals released	(154)	—	—	(154)
Other non-cash adjustments	—	(237)	(52)	(289)
Restructuring liability as of September 30, 2016	$—	$892	$—	$892

Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax provision of $0.8 million and $1.9 million for the three and nine months ended September 30, 2016, respectively, compared with $0.9 million and $4.2 million for the nine months ended September 30, 2015, respectively. This provision is primarily related to taxes on income generated by our Swiss subsidiary. We record taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of September 30, 2016, we have recorded a $3.7 million deferred tax liability for Swiss withholding taxes associated with $73.5 million of undistributed earnings of our Swiss subsidiary that are no longer considered indefinitely reinvested. In the event that we repatriate these funds, this withholding tax would become payable to the Swiss government.
At September 30, 2016, we have a cumulative valuation allowance of $68.1 million offsetting our worldwide net deferred tax assets of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Total cash provided by (used in):
Operating activities	$(13,983)	$8,530
Investing activities	15,930	(2,779)
Financing activities	885	(5,752)
Effect of exchange rate changes on cash and cash equivalents	588	82
Increase in cash and cash equivalents	$3,420	$81
Net cash used in operating activities was $14.0 million for the nine months ended September 30, 2016. Cash used in operations related primarily to the net loss of $11.5 million, which included non-cash charges of $4.4 million, a decrease in accounts payable and accrued liabilities of $16.7 million related to lower procurement activity in the nine months ended September 30, 2016, and an increase in inventory of $7.2 million related to timing differences in matching production to demand. These decreases in cash were partially offset by a decrease in accounts receivable of $20.2 million primarily related to the high volume of sales in the fourth quarter of 2015 which were then substantially collected in the first quarter of 2016.
Net cash provided by operating activities was $8.5 million for the nine months ended September 30, 2015. Cash provided by operations related primarily to the net loss of $20.2 million, which included non-cash charges of $16.5 million, and a decrease in accounts receivable of $7.5 million. The decrease in accounts receivable was primarily due to the high volume of sales in the fourth quarter of 2014 which were then collected in the first quarter of 2015. In addition, there was a decrease in inventory of $3.7 million primarily associated with efforts to reduce our inventory levels.
Cash used in operating activities of $14.0 million for the nine months ended September 30, 2016 was in contrast to cash provided by operating activities of $8.5 million for the nine months ended September 30, 2015, mainly due to a decrease in working capital during the nine months ended September 30, 2015 compared with an increase in working capital during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, there was an increase in inventories related to timing differences in matching production to demand, whereas there was a decrease in inventories during the same period in 2015 primarily associated with efforts to reduce our inventory levels. In addition, there was a decrease in accounts payable and accrued liabilities during the nine months ended September 30, 2016 compared with an increase during the nine months ended September 30, 2015, primarily related to lower procurement activity during the nine months ended September 30, 2016. These differences were partially offset by a larger decrease in accounts receivable during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 due to lower sales in the third quarter of 2016 compared with 2015. Cash used in operating activities was also affected by a higher net loss (net of non-cash items) for the nine months ended September 30, 2016.

Net cash provided by investing activities was $15.9 million for the nine months ended September 30, 2016 compared with cash used in investing activities of $2.8 million for the nine months ended September 30, 2015. Net cash provided by investing activities for the nine months ended September 30, 2016 primarily related to proceeds from the sale of our microelectronics product line of $20.5 million, partially offset by capital expenditures of $4.7 million. Capital expenditures in the nine months ended September 30, 2016 primarily focused on investments in our corporate research and development facility in San Diego, California. Net cash used in investing activities for the nine months ended September 30, 2015 primarily related to capital expenditures which were primarily focused on investments in our manufacturing operations as well as investments in information technology infrastructure.
Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 2016, compared with $5.8 million used in financing activities for the same period in 2015. Net cash provided by financing activities in the nine months ended September 30, 2016 resulted from proceeds from our employee stock purchase plan of $0.6 million and a decrease in restricted cash balances of $0.3 million. Net cash used in financing activities in the nine months ended September 30, 2015 primarily resulted from net payments on long term and short term borrowings of $15.8 million, offset by net proceeds from our at-the-market equity offering of $9.6 million and proceeds from exercises of employee stock options and purchases under the employee stock purchase plan of $0.9 million.
Liquidity
As of September 30, 2016, we had approximately $27.8 million in cash and cash equivalents, and working capital of $61.9 million. In July 2015, we entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a Revolving Line of Credit. The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of September 30, 2016, the amount available under the under the Revolving Line of Credit was $10.7 million. No amounts have been borrowed under this Revolving Line of Credit as of September 30, 2016.
In addition, in June 2014, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to $125 million of our common stock, warrants, debt securities or units. On June 30, 2014, the registration statement was declared effective by the SEC, which allows us to access the capital markets for the three year period following this effective date. On April 23, 2015, we entered into an At-the-Market Equity Offering Sales Agreement (“Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we could sell, at our option, up to an aggregate of $10.0 million in shares of common stock through Cowen, as sales agent. Under the Sales Agreement, we agreed to pay Cowen a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock. On June 11, 2015, we completed the sale of approximately $10.0 million of our common stock and terminated the offering. Approximately 1.83 million shares were sold in the offering at an average share price of $5.46. We received net proceeds of $9.6 million after commissions and offering costs of $0.4 million.
In April 2016, we completed the sale of the assets and certain liabilities of our microelectronics product line and received cash proceeds of $20.5 million, net of a $1.5 million holdback on the purchase price.
As of September 30, 2016, the amount of cash and short-term investments held by foreign subsidiaries was $23.1 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate these funds at a rate of approximately 5%. We have accrued the tax expense associated with the potential future repatriation of these funds.
Credit Facilities
Revolving Line of Credit
In July 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) and related agreements with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of September 30, 2016, the amount available under the Revolving Line of Credit was $10.7 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 100% of our equity interests in the Company’s Swiss subsidiary. The obligations under the Loan Agreement are guaranteed by the Swiss Subsidiary. The Revolving Line of Credit will mature on July 3, 2018. In the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, we may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. We are currently in compliance with the financial covenants that we are required to meet during the term of the credit agreement including the minimum four-quarter rolling EBITDA, quarterly minimum quick ratio and minimum cash requirements. On October 31, 2016, we entered into an amendment to the Loan Agreement to modify certain financial covenants.

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
We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of September 30, 2016.
Former Credit Facility
In December 2011, we obtained a revolving line of credit and an equipment term loan (the “Former Revolving Line of Credit”), and an equipment term loan (the “Equipment Term Loan”) (together, the “Former Credit Facility”). Borrowings under the Former Credit Facility bore interest, payable monthly, at either (i) the bank’s prime rate or (ii) LIBOR plus 2.25%, at our option subject to certain limitations. The balance of the Equipment Term Loan was paid in full by the maturity date of April 30, 2015. Concurrently with entering into the Loan Agreement described above, in July 2015, we repaid all outstanding loans under the Former Revolving Line of Credit and terminated the Former Credit Facility. We did not incur any early termination or prepayment penalties under the Former Credit Facility in connection with the above transactions.
Other long-term borrowings
We have various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 0.9% to 3.9%. At September 30, 2016 and December 31, 2015, $100,000 and $91,000 respectively, was outstanding under these financing agreements.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for us in our first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-11, Revenue from Contracts with Customers and Derivatives and Hedging - Rescission of SEC Guidance; and ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients. We are in the process of evaluating the transition method that will be elected and the impact of adoption of this standard on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. We are currently evaluating the impact of adoption of this standard on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the Statements of Cash Flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance will be effective for us in the first quarter of fiscal 2017. Early adoption is permitted in any annual or interim period. We are in the process of evaluating the potential effects of the adoption of this guidance on the consolidated financial statements.
In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation and classification in the statement of cash flows for eight specific cash flow issues. The guidance will be effective for us in the first quarter of fiscal 2018. Early adoption is permitted in any annual or interim period. We do not expect the adoption of this standard to have a material effect on our statements of cash flows.
There have been no other recent accounting standards, or changes in accounting standards, during the three and nine months ended September 30, 2016, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.
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
As of September 30, 2016, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% would result in a hypothetical loss of $0.1 million. For local currency debt carried by our Swiss subsidiary, the impact of a hypothetical 10% detrimental change in foreign currency exchange rates would result in a hypothetical loss of $10,000, which would be recorded in accumulated other comprehensive income on the consolidated balance sheet.
Interest Rate Risk
At September 30, 2016, we had no outstanding balance under our Revolving Line of Credit. We have various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 0.9% to 3.9%. At September 30, 2016, $100,000 was outstanding under these financing agreements, $56,000 of which is classified as long-term debt. As these borrowings are minor, changes in interest rates would not significantly impact our financial results.

Fair Value Risk
We had a net pension asset of $6.3 million and $5.8 million as of September 30, 2016 and December 31, 2015, respectively. As of the last fair value measurement date of December 31, 2015, the net pension asset included plan assets with a fair value of $39.0 million. The plan assets consisted of 52% debt and equity securities, 43% real estate investment funds and 5% of cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate investment funds is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors
The following risk factor updates the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Except as set forth below, there have been no material changes to the risk factors described in the Annual Report, which are incorporated herein by reference.
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
Items 2, 3 and 4 are not applicable and have been omitted.
Item 5.    Other Information.
On October 31, 2016, we entered into a third amendment (the “Third Amendment”) to our Loan and Security Agreement dated July 3, 2015, as amended from time to time, with East West Bank, to modify certain financial covenants. The Third Amendment decreases the adjusted quick ratio beginning with the fiscal quarter ending September 30, 2017, and decreases the minimum EBITDA requirement beginning with the fiscal quarter ending September 30, 2016. The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to a copy of the Third Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1	Third Amendment to Loan and Security Agreement, dated October 31, 2016, by and between East West Bank and Maxwell Technologies, Inc. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. *

_________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	November 2, 2016	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	November 2, 2016	By:	/s/ David Lyle
David Lyle
Senior Vice President, Chief Financial Officer, Treasurer and Secretary