Form 10-K/A
period 2016-12-31
MAXWELL TECHNOLOGIES INC
filed 2017-04-28
CIK 319815

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of Common Stock held by non-affiliates as of June 30, 2016 based on the closing price of the common stock on the NASDAQ Global Market was $165,814,752.
The number of shares of the registrant’s Common Stock outstanding as of April 21, 2017, was 32,544,409 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) is being filed to amend Maxwell Technologies, Inc.’s, (“Maxwell,” the “Company,” “we,” “our,” or “us”) Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2017 (the “Original Filing”). This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III to include the information required by Part III of the Original Filing. In addition, this Amendment amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Except as described above, no other changes have been made to the Original Filing. Except as otherwise set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing, and we have not modified or updated any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. This Amendment should be read in conjunction with the Original Filing and Maxwell’s other filings with the SEC.
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Amendment are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current views and expectations and involve risks and uncertainties, which may cause results to differ materially from those set forth in the statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements should be evaluated together with the many uncertainties that affect our business, particularly those mentioned in the section on forward-looking statements and in the risk factors in Item 1A of our Original Filing and in our periodic reports on Form 10-Q and Form 8-K.

MAXWELL TECHNOLOGIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K/A
For the fiscal year ended December 31, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Director Information
The Board is divided into three classes, with the terms of office of each class ending in successive years. The terms of the directors currently serving in Class III, I and II expire on the date of the 2017 Annual Meeting, 2018 Annual Meeting and 2019 Annual Meeting, respectively.
Set forth below is information with respect to the directors of the Company, including their recent employment or principal occupation, a summary of their specific experience, qualifications, attributes or skills within the past five years that led to the conclusion that they are qualified to serve as a director, their period of service as a Company director and their age as of April 21, 2017.

Name and Age	Period Served as a Director, Positions and Other Relationships with the Company, and Business Experience
Yon Yoon Jorden, 62(Class III)
Ms. Jorden was appointed a director in Class III in May 2008. She serves as the Chairperson of the Compensation Committee and is also a member of the Audit Committee and the Governance and Nominating Committee, the latter of which she has previously served on as chairperson. During a business career spanning more than 25 years, she has served as chief financial officer of four publicly traded companies, most recently as executive vice president and chief financial officer of AdvancePCS, a $16 billion Nasdaq-listed provider of pharmacy benefits management to more than 75 million health plan participants, from 2002 to 2004. Previously she was chief financial officer of Informix, a Nasdaq-listed technology company, Oxford Health Plans, a Nasdaq-listed provider of managed health care services, and WellPoint, Inc., a NYSE-listed managed care company. Earlier in her career she was a senior auditor with Arthur Andersen & Co., where she became a certified public accountant. She also currently serves as a director of Methodist Health System, a Texas-based hospital system, and Capstone Turbine Corporation, a clean technology manufacturer of microturbine energy systems. She has also served as a director and chairperson of the audit committee of Magnatek, Inc., a Nasdaq-listed manufacturer of digital power control systems, U.S. Oncology, a leading oncology services company, and BioScrip, a Nasdaq-listed national provider of infusion and home care management solutions, where she also served as a member of the compensation committee.

Individual experience: Ms. Jorden’s extensive experience as both a chief financial officer as well as a board member, including multiple audit committee chairmanship positions, of public companies in various industries provides her with a tremendous depth of knowledge into financial, operational and Board oversight matters and the financial expertise required for our Audit Committee. Ms. Jorden is a board leadership fellow of the National Association of Corporate Directors, demonstrating her commitment and leadership as a board member.

Richard Bergman, 53(Class III)
Mr. Bergman was appointed as a Class III director in May 2015. He serves on the Strategic Alliance Committee and the Compensation Committee. Mr. Bergman is president and chief executive officer of Synaptics, Inc., a leading developer of human interface solutions for intelligent devices. He joined Synaptics in 2011, after serving in a series of senior executive positions with AMD, where he was senior vice president and general manager of AMD’s Product Group from May 2009 to September 2011, and senior vice president and general manager of AMD’s Graphics Product Group (GPG) from October 2006 to May 2009. Prior to AMD, he held other senior management positions in the technology industry at S3 Graphics, Texas Instruments and IBM.

Individual Experience: Mr. Bergman’s expertise comes from a career of managing multi-national companies, including in the developing growth markets and related to corporations undergoing restructuring initiatives. Mr. Bergman’s personal experience with critical human resources and compensation-related matters provides unique insight into such practices.

Name and Age	Period Served as a Director, Positions and Other Relationships with the Company, and Business Experience
Robert Guyett, 80 (Class III)
Mr. Guyett was appointed a Class III director in January 2000, and served as Chairperson of the Board from May 2010 to May 2011, and also from May 2003 until May 2007. He serves as the Chairperson of the Audit Committee. Since 1995, he has been president and chief executive officer of Crescent Management Enterprises LLC, a consulting firm that provides financial management and investment advisory services. From 1990 to 2013, he was a director and chairperson of the audit committee of Newport Corp., a public company which is a supplier of products and systems to the semiconductor, communications, electronics, research and life science markets. Until December 21, 2014, Mr. Guyett served as a director and the treasurer of the Christopher and Dana Reeve Foundation and currently serves on the board of a privately-held company. From 1991 to 1995, he was a director and chief financial officer of Engelhard Corp and from 1987 to 1991, he was a director and chief financial officer of Fluor Corporation.

Individual experience: Mr. Guyett, with his experience in various senior leadership positions, including chief financial officer, as well as his extensive familiarity in international operations and his demonstrated leadership on the boards of several other companies provides the Company with broad insight into financial and operational matters.

John Mutch, 60 (Class III)
On April 13, 2017, the Board of Directors appointed Mr. Mutch to serve as a Class III director, effective immediately. Mr. Mutch is the founder and managing partner of MV Advisors LLC, a diversified investment firm which provides focused investment and operational guidance to both private and public companies founded in 2006. Mr. Mutch is a technology industry executive with more than 20 years of experience. From 2003 to 2005, he served as the president and chief executive officer of Peregrine Systems Inc. and successfully restructured the company, culminating in the sale of Peregrine to Hewlett-Packard (HP). From 1999 to 2002, he served as chief executive officer of HNC Software Inc., where he served initially as vice president of marketing and corporate development from 1997 to 1998 and then as president of HNC Software Inc. Insurance Solutions from 1998 to 1999. In his earlier career, Mr. Mutch served a variety of positions, including with Microsoft Corporation. Mr. Mutch is currently the chairman of the board of Aviat Networks, a global provider of microwave networking solutions. He currently also serves on the boards of Agilysys, Inc. and Quantum Corporation.

Individual experience: Mr. Mutch been an executive and investor in the technology industry for over 30 years and has a long, sustained track record of creating shareholder value. He has been a public and private company chief executive officer leading companies to significant revenue growth and profitability improvement. Mr. Mutch has served on the board of directors of numerous public and private companies.

Franz Fink, 55 (Class I)
Dr. Fink joined Maxwell as President and Chief Executive Officer effective as of May 1, 2014. Immediately prior to joining Maxwell, Dr. Fink was an independent business consultant, assisting companies in the industrial and automotive markets with business optimization and growth initiatives. From 2006 to 2012, Dr. Fink served as president and chief executive officer of Gennum Corp., a leading supplier of high-speed analog and mixed-signal semiconductors for the optical communications, networking, and video broadcast markets that was listed on the Toronto Stock Exchange before being acquired by Semtech Corp. in March 2012. From 2003 to 2006, Dr. Fink was senior vice president and general manager of the Wireless and Mobile Systems Group of Austin, Texas-based Freescale Semiconductor, Inc. From 1991 through 2003, Dr. Fink held a series of senior management positions in the Semiconductor Products Sector of Motorola Corp. in Germany, the United Kingdom and the United States. Dr. Fink holds a doctorate in natural sciences from the department of computer-aided design and a master’s degree in computer science and electrical engineering from the Technical University of Munich, Germany.

Individual experience: Dr. Fink is a seasoned technology executive with an established track record of bringing innovative products to the automotive, telecommunications and other global markets. Further, his broad experience in international business operations in addition to his advanced technical education background make him qualified to serve as a director.

Name and Age	Period Served as a Director, Positions and Other Relationships with the Company, and Business Experience
Roger Howsmon, 72 (Class I)
Mr. Howsmon was appointed a Class I director in May 2008. He serves as Chairperson of the Governance and Nominating Committee and is also a member of the Compensation Committee. Since April 2013, Mr. Howsmon has been the chief operating officer of Wheatridge Manufacturing, a company specializing in the engineering, design and manufacturing of cabover trucks. From 2010 to 2013, Mr. Howsmon was the senior advisor to the president and chief executive officer of Blue Bird Corporation, one of the world’s leading bus manufacturers, which is privately held by Cerberus Capital Management. From 2007 to 2010, he served as the senior vice president and chief marketing officer of Blue Bird Corporation. Prior to this, Mr. Howsmon, as executive vice president, led the manufactured housing group of Fleetwood Enterprises, and before that, was chairperson and chief executive officer of Global Promo Group, an international marketer of promotional products. Earlier in his career, he held a series of senior management positions in the diesel engine industry, as vice president for North American distribution for Cummins Engine Company and president of Perkins Engines, and then five years as general manager of Peterbilt Motors, a leading manufacturer of medium and heavy duty trucks. He currently serves as a director of Aura Systems, Inc., a manufacturer of mobile power solutions as well as serving on the boards of two privately held companies.

Individual experience: Mr. Howsmon’s extensive experience as a senior executive of numerous companies and his broad-based international and domestic background in the areas of sales, marketing, manufacturing and distribution make him further qualified to serve as a director.

Steven Bilodeau, 58 (Class I)
Mr. Steve Bilodeau was appointed as a Class I director in May of 2016. He serves as member of the Audit Committee, the Strategic Alliance Committee, the Compensation Committee and the Governance and Nominating Committee. Mr. Bilodeau was chief executive officer of Standard Microsystems Corporation (SMSC) from 1999–2008 where he also served as chairman from 2000-2012. Mr. Bilodeau currently serves as a director of Cohu, Inc., and is a member of the audit, compensation, and governance & nominating committees as well as serves as the chair of the compensation committee. He has also previously served as a director of NuHorizons Electronic Corp., Conexant Systems Inc., and Gennum Corporation.

Individual experience: Mr. Bilodeau’s extensive experience including more than thirty years of general management and operations experience, as well as extensive experience serving on public company boards make him a valuable resource and sounding board as we continue to pursue new avenues for growth in international markets and further qualifies him to serve as a director.

Burkhard Goeschel, 71 (Class II)
Dr. Goeschel was appointed a Class II director in February 2007. He serves as Chairperson of the Strategic Alliance Committee and is also a member of the Governance and Nominating Committee. Since January 2013, he has been senior advisor with Roland Berger Strategy Consultants, a leading global strategy consultancy. From 2007 through 2012, he was chief technology officer of MAGNA International, a leading global supplier of technologically advanced automotive systems, components and complete modules. From 2000 until his retirement in 2006, he was a member of the six-person management board of BMW Group, with overall responsibility for research, development and purchasing. Before beginning his career with BMW in 1978, he spent two years as a group leader for engine product development with Daimler Benz. He is an honorary professor of the Technical University in Graz, Austria, holds an honorary doctorate from the Technical University of Munich and is senator and a member of the university’s management board and a trustee of its Institute for Advanced Studies. Further, he is honorary president of the German Research Association for Internal Combustion Engines, is a member of the Council for Technical Sciences of the Union of German Academies of Sciences and Humanities and was general chairperson of the Society of Automotive Engineers 2006 World Congress. In January 2013, Dr. Goeschel was honored by the State of Austria with the Great Golden Cross of the State of Austria.

Individual experience: Dr. Goeschel’s global automotive industry experience, breadth of knowledge concerning the international marketplace, and prior experience at BMW Group and MAGNA International, in addition to a strong technical background and his deep view into the strategic developments of the automotive industry from his experience as a senior advisor with Roland Berger Strategy Consultants, make him further qualified to serve as a director.

Name and Age	Period Served as a Director, Positions and Other Relationships with the Company, and Business Experience
David Schlotterbeck, 69 (Class II)
Mr. Schlotterbeck was appointed as a Class II director in May 2013 and was elected Chairperson of the Board in June 2016. He also serves on the Audit Committee, the Strategic Alliance Committee, the Compensation Committee and the Governance and Nominating Committee. Mr. Schlotterbeck served as chief executive officer and chairman of the board of Aperio Technologies, Inc., a provider of digital pathology solutions, beginning in 2011 until its sale to Danaher Corporation in March of 2013. Mr. Schlotterbeck served as chief executive officer and chairman of the board of Carefusion, a global medical technology company that was spun-off from Cardinal Health, a diversified health service company, from 2009 until his retirement in 2011. Prior to the spinoff, beginning in 2008, he served as vice chairman of Cardinal Health, and, beginning in 2006, he served as chief executive officer of Cardinal Health’s Clinical and Medical Products business. He was previously president and chief executive officer of Alaris Medical Systems and Vitalcom, Inc., and he was previously president and chief operating officer of Pacific Scientific Company and Nellcor, Inc. Mr. Schlotterbeck is a graduate of the General Motors Institute with a bachelor’s of science degree in electrical engineering. He also holds a master’s of science degree in electrical engineering from Purdue University. Mr. Schlotterbeck currently serves on the board of Velano Vascular, a company developing and selling needle free blood draw devices, and Holonis, an online marketing platform provider, as well as the American Heart Association. He also served as a member of the board of directors of Virtual Radiologic Corporation beginning in 2008 until its sale in 2010. Until 2016, he served as a director of the board and chairman of the compensation and CEO search committees of Juniper Networks, a leading technology company selling products and services for high-performance networks.

Individual experience: Mr. Schlotterbeck’s experience as a chief executive officer, including both his experience with strategic business collaborations as well as complex human resources and compensation-related matters, and as a board member of several public companies provides a history of experience in management and corporate governance leadership, and makes him further qualified to serve as a director.

Jörg Buchheim, 49 (Class II)
Mr. Jörg Buchheim was appointed as a Class II director in July 2016 and serves on the Strategic Alliance Committee. Mr. Buchheim has been the president and CEO of INALFA Roof Systems B.V., a top 3 global supplier of vehicle roof systems located in Europe, since July 2016 and previously served as senior vice president and chief sales officer of Maxwell from March 2016 to June 2016. From 2002 through 2015 he worked at HELLA KGaA Hueck & Co. in a series of senior sales and management positions, including as president and chief executive officer of HELLA China and a member of the HELLA Group Management Board based out of Shanghai. He previously served as HELLA’s global key account manager for Indian OEMs and Hyundai/Kia as well as vice president sales and marketing for Shanghai, China. Prior to joining HELLA, Buchheim worked in European key account sales for Mitsubishi Electric and in project management for Spoerle / Arrow. Mr. Buchheim studied electrical engineering at the University of Applied Sciences in Düsseldorf and graduated with a diploma thesis focused on hybrid vehicles which he completed at the BMW Group Research and Innovation Center.

Individual experience: Dr. Buchheim’s extensive experience as a senior executive of numerous companies, including his current position as chief executive officer of an automotive systems company, global automotive industry experience and breadth of knowledge concerning the international marketplace, including his extensive business experience and know-how to establish and grow business in the Chinese market, combined with his extensive network in China, make him further qualified to serve as a director.

Executive Officer Information
Set forth below is information with respect to the executive officers of the Company, including their positions, experience and age, as of April 21, 2017.

Name	Age	Position(s)
Franz Fink	55	President, Chief Executive Officer and Director
David Lyle	53	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Franz Fink
Dr. Fink joined Maxwell as President and Chief Executive Officer effective as of May 1, 2014. Immediately prior to joining Maxwell, Dr. Fink was an independent business consultant, assisting companies in the industrial and automotive markets with business optimization and growth initiatives. From 2006 to 2012, Dr. Fink served as president and chief executive officer of Gennum Corp., a leading supplier of high-speed analog and mixed-signal semiconductors for the optical communications, networking, and video broadcast markets that was listed on the Toronto Stock Exchange before being acquired by Semtech Corp. in March 2012. From 2003 to 2006, Dr. Fink was senior vice president and general manager of the Wireless and Mobile Systems Group of Austin, Texas-based Freescale Semiconductor, Inc. From 1991 through 2003, Dr. Fink held a series of senior management positions in the Semiconductor Products Sector of Motorola Corp. in Germany, the United Kingdom and the United States. Dr. Fink holds a doctorate in natural sciences from the department of computer-aided design and a master’s degree in computer science and electrical engineering from the Technical University of Munich, Germany.
David Lyle
Mr. Lyle joined Maxwell as Senior Vice President, Chief Financial Officer, Treasurer and Secretary in May 2015. Prior to joining the Company, Mr. Lyle served as the chief financial officer of Entropic Communications, Inc., a provider of semiconductor solutions for home entertainment, from June 2007 to May 2015. From August 2005 to June 2007, Mr. Lyle was the chief financial officer at RF Magic, acquired by Entropic in June 2007. Prior to RF Magic, Mr. Lyle was finance director and controller for the mobile communications business unit at Broadcom Corp., a provider of highly-integrated semiconductor solutions. He joined Broadcom in July 2004 through its acquisition of Zyray Wireless Inc., a WCDMA baseband co-processor company, where he served as chief financial officer beginning in January 2004. Prior to 2004, Mr. Lyle served as chief financial officer at Mobilian Corporation, a wireless data communications semiconductor company, and in various finance roles at Intel Corporation, a semiconductor company. At Intel, Mr. Lyle served in the microprocessor and networking groups and in the strategic investment arm of Intel, now known as Intel Capital. He holds a bachelor’s of science in business from the University of Southern California, a master’s degree in business administration from Arizona State University and a master’s in international management from the Thunderbird School of Global Management.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms and the written representations of our executive officers, directors and greater than ten percent (10%) stockholders, we have determined that no person was delinquent with respect to reporting obligations as set forth in Section 16(a) of the Exchange Act, except one Form 4 filed late on behalf of Mr. Bergman in March 2016 with respect to one transaction.

Corporate Governance
Code of Business Conduct and Ethics
The Company’s Code of Business Conduct and Ethics applies to all of the Company’s employees, officers (including the Company’s chief executive officer, chief financial officer, controller and persons performing similar functions) and directors. The Company’s Code of Business Conduct and Ethics is posted on the Company’s website at investors.maxwell.com in English, French, German and Chinese and can also be obtained free of charge by sending a request to the Company’s Corporate Secretary at Maxwell Technologies, Inc., 3888 Calle Fortunada, San Diego, California 92123. Any changes or waivers of the Code of Business Conduct and Ethics for the Company’s Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions will be disclosed on the Company’s website.
Audit Committee
The Audit Committee oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. For example, the Audit Committee evaluates the performance of and assesses the qualifications of the independent auditors; determines the engagement of the independent auditors; determines whether to retain or terminate the existing independent auditors or to appoint and engage new auditors to perform any proposed non-permissible audit services; monitors the rotation of partners of the independent auditors on the Company engagement team as required by law; reviews the financial statements to be included in the Annual Report; and discusses with management and the independent auditors the results of the annual audit and the results of the Company’s quarterly financial statement reviews. The Audit Committee held eight meetings during the fiscal year ended December 31, 2016.
All members of the Company’s Audit Committee are independent (as independence is defined in Nasdaq listing standards). All members have been designated by the Board as the Audit Committee’s financial experts. The Audit Committee has adopted a written Audit Committee Charter available at the Company’s website at investors.maxwell.com. Our website address is included throughout this proxy statement for reference only. The information contained on our website is not incorporated by reference into this proxy statement. The members of the Audit Committee include Robert Guyett (Chair), Steven Bilodeau, Yon Yoon Jorden and David Schlotterbeck.
Material Changes to Nominee Recommendation Procedures
There have been no material changes to the procedures by which stockholders may recommend nominees to the Board in 2016.

Item 11.	Executive Compensation
The named executive officers of the Company named in our Summary Compensation Table are set forth below.

Name	Age	Position(s)
Franz Fink	55	President, Chief Executive Officer and Director
David Lyle	53	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Jörg Buchheim	49	Former Senior Vice President and Chief Sales Officer
Chris Humphrey	53	Former Vice President, Strategy, Marketing and Business Development
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis reviews and discusses our compensation programs and policies for our executive officers who are required to be named in our Summary Compensation Table under the rules of the Securities and Exchange Commission. This Compensation Discussion and Analysis, which should be read together with the compensation tables and related disclosures included below, also contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation decisions and programs for the following executive officers who we refer to as our “named executive officers” or “NEOs”:

•	Dr. Franz Fink, President and CEO

•	David Lyle, Senior Vice President, Chief Financial Officer, Treasurer and Secretary

•	Jörg Buchheim, Former Senior Vice President, Chief Sales Officer

•	Christopher Humphrey, Former Vice President of Strategy, Marketing and Business Development
Executive Summary of 2016 Executive Compensation Program
Business
As a leader in developing, manufacturing and marketing energy storage and power delivery products for transportation, industrial, information technology and other applications, our primary financial objective is to grow revenue and profitability by creating and satisfying demand for ultracapacitor-based energy storage and power delivery solutions. The following are highlights of our 2016 and recent performance:

•
In 2016, we completed our 2015 restructuring plan to consolidate U.S. manufacturing operations and to reduce headcount and operating expenses in order to align our cost structure with the business forecast and to improve our operational efficiency. As a result, we realized annual cost savings between $5 million and $6 million fully benefiting us by mid-2016. In February 2017, we announced an additional, smaller restructuring plan to implement a wide range of organizational efficiencies and cost reduction opportunities to better align our costs with near term revenue. We anticipate further annual cost savings between $2.5 million and $3 million as a result of the 2017 restructuring plan which we expect to be fully realized by mid-2017.

•
As part of our 2015 restructuring program, we completed the sale of substantially all of the assets and liabilities of our microelectronics product line in April 2016 for $22 million, bringing significant funding to the Company to pursue our strategic imperatives.

•	Primarily as a result of our restructuring efforts completed during 2016, we reduced operating expenses to $58.9 million in 2016, from $68.0 million in 2015.

•	We maintained our cash, cash equivalents, and restricted cash balance, which was $25 million at both December 31, 2015 and December 31, 2016, and we carried no significant debt on these dates.

•
We continued to focus on introducing new products, winning new customers, developing new product applications, optimizing production capacity to meet anticipated future demand, reducing product costs, making capital investments to facilitate growth, and improving production processes.

•
Due primarily to changes in the subsidy program for the Chinese hybrid bus market which essentially required localization of product manufacturing, our revenues for 2016 decreased by approximately 28% from 2015. In order to reenter this market, in the first quarter of 2017, we entered into an agreement with a strategic partner in China to localize manufacturing of our product traditionally sold into this market.

•
In 2016, we made significant progress in developing and validating our differentiating, proprietary dry battery electrode technology for targeted use in the automotive and energy storage markets. In 2016, we signed a joint development agreement with a leading global automotive OEM as well as a global tier one automotive supplier on a proof-of-concept to develop and validate pilot-volume dry battery electrode performance.

2016 and Recent Executive Compensation Program
Recent highlights of our executive compensation program include:

•
As a cost savings measure in response to our decline in financial performance, no base salary adjustments were made in 2015, 2016 and 2017 for the CEO and the other named executive officers. The CEO has not received a salary increase since his appointment in 2014.

•
For 2015, no annual bonus plan was provided. For 2016, we reintroduced an annual incentive bonus opportunity for our employees based on our improved financial position from the prior year, payable in cash or stock, at the Company’s discretion. The program incentivized management to achieve specified financial performance goals and strategic objectives deemed key to the Company’s future success. The 2016 program was earned at the 50% attainment level based on actual achievement of the plan objectives.

•
For 2016, we implemented performance-based market stock units (MSUs) as part of the long term incentive plan which provides our NEOs with the opportunity to earn shares of our common stock based on the performance of our stock relative to the Nasdaq Composite Index over performance periods of up to three years. We believe these awards provide a direct link between executive compensation and stockholder value. Based on our stock performance for the 2016 performance period, the first tranche of the MSUs were earned at 13% of target.

•
The total long-term incentive grant value to the CEO in 2016 was composed of significant performance-based compensation, with 60% of the target value delivered in performance-based awards and 40% in service-based awards.

•	For all other named executive officers, the total target long-term incentive grant value was delivered 50% in performance-based awards and 50% in service-based awards.

•
While the CEO has outstanding performance-based equity awards granted in 2015 with financial performance targets based on 2017 financial goals at the time of grant, those targets are now considered non attainable. Performance-based awards granted to the CEO in 2014 with targets based on 2016 financial goals were not earned based on actual 2016 results. Further, the CEO received a stock award upon his appointment in 2014 containing a stock-price based performance goal, however, the performance period lapses on May 1, 2017 and none of the award will be earned.

•
93.7% of the votes cast at our 2016 annual stockholders meeting (1) voted to approve our 2016 advisory say-on-pay vote, demonstrating strong shareholder support for our executive compensation programs.

(1)	References to stockholder approval contained in this section include abstentions in the denominator.
Summary of CEO Realized/Realizable Compensation - Alignment of Pay and Performance
The Company designs its compensation programs to align executive pay with Company performance and with the interests of our shareholders. Both our short-term and long-term incentive plans are intended to deliver payouts that are aligned with Company performance. As a result of recent market conditions, primarily related to changes in the subsidy program for Chinese hybrid buses, our revenue and profits have declined since 2015 levels and we have generally not met our targeted financial results. Correspondingly, our short and long-term incentive programs have resulted in payouts significantly below target. The following tables compare target compensation with realized/realizable compensation for our CEO for the last three-years:

Target/Reported Value	2014		2015		2016
Base Salary	$321,154	(1)	$500,000		$500,000
Annual Bonus Target	333,333	(1)	500,000	(2)	500,000
Long Term Incentive Grant Value per Summary Compensation Table
Service-based RSUs	587,600		375,003		533,437
Stock Options	—		360,862		—
Performance-based awards	805,000	(3)	749,998	(4)	973,186	(5)
All Other Compensation	39,870	(7)	37,627	(8)	39,604	(9)
Total Target/Reported Compensation	$2,086,957		$2,523,490		$2,546,227
______________
See footnotes below under Realizable Value table.

In the following table, realizable value includes earned salary, bonus and all other compensation. The realizable value of long term incentive awards is calculated by adding together the settlement date fair value of vested awards from the applicable grant year and the value of unvested awards that are considered probable of achievement, or for which the probability of achievement cannot be determined, based on the closing price of our common stock on December 31, 2016.

Realizable Value as of December 31, 2016	2014		2015		2016
Base Salary	$321,154	(1)	$501,948		$501,923
Annual Bonus Earned	266,666	(1)	—		250,000
Long Term Incentive as of December 31, 2016
Service-based RSUs	219,100		273,450		473,344
Stock Options	—		—	(6)	—
Performance-based awards	—	(3)	—	(4)	713,824	(5)
All Other Compensation	39,870	(7)	37,627	(8)	39,604	(9)
Total Realized or Realizable Compensation	$846,790		$813,025		$1,978,695
Percentage of Target/Reported Value Realized or Realizable	41%		32%		78%
______________

(1)	For 2014 base salary and annual bonus reflect a partial year based on a mid-year hire date.

(2)	No annual bonus plan opportunity was provided for 2015. This amount reflects the foregone target bonus opportunity.

(3)
In May 2014, the Company granted 50,000 market-condition restricted stock unit awards to the CEO with vesting upon the achievement of certain stock price thresholds. The stock price thresholds are not probable of achievement and these awards are considered unrealizable as of December 31, 2016. In October 2014, the Company granted 40,000 restricted stock unit awards, at target, to the CEO with vesting contingent upon the Company achieving certain financial targets within the next three fiscal years. These targets were not achieved and these awards are unrealizable as of December 31, 2016.

(4)
In March 2015, the Company granted 102,319 restricted stock unit awards, at target, to the CEO with vesting contingent upon the Company achieving certain financial targets within the next three fiscal years. These targets are not probable of achievement and these awards are considered unrealizable as of December 31, 2016.

(5)
In January 2016, the Company granted 92,450 performance-based market stock units, at target, to the CEO with vesting based on the level of the Company’s stock price performance against the Nasdaq Composite Index over one, two and three year performance periods. The potential payout ranges from 0% to 120% of the grant target quantity. For 2016, only 13% of the target MSUs for the first performance period were earned, however, the remaining 13,425 target shares for the first performance period may still be earned based on performance over the three-year performance period. An additional 77,042 target MSUs for the second and third performance periods may also be realized. These awards are considered realizable in the table above as the Company cannot determine the probability of their achievement; however, achievement at target would require a significant improvement in the performance of the Company’s stock price relative to the Nasdaq Composite Index.

In February 2016, the Company granted 46,224 restricted stock units to the CEO with vesting contingent upon the achievement of two key strategic milestones. Vesting related to the first milestone, which represented 33% of the awards, was contingent on achievement of the first milestone by December 31, 2016. Vesting related to the second milestone, which represents 67% of the awards, is contingent on achievement of the second milestone by December 31, 2019. The first milestone was achieved during 2016 and the related awards vested.

(6)	Stock options granted in 2015 are underwater as of December 31, 2016.

(7)	For 2014, this amount includes $10,461 in car allowance, $10,368 in health and welfare benefits, and $19,041 in housing and relocation.

(8)	For 2015, this amount includes $16,000 in car allowance, $17,795 in health and welfare benefits, and $3,832 in housing and relocation.

(9)	For 2016, this amount includes $16,000 in car allowance, $18,409 in health and welfare benefits and $5,195 in 401(k) matching contributions.
Compensation Philosophy and Objectives
We recognize that our success depends to a great degree on the integrity, knowledge, creativity, and skill of our employees. Toward this end, we try to design our compensation and benefits programs in order to attract, retain and motivate talented, highly qualified and committed executive officers who will pursue the achievement of our business goals and who embody our corporate values. In doing so, we strive to make use of multiple performance measures designed to keep our executive officers focused on and committed to accomplishing our long-term business objectives, while offering market competitive fixed compensation within our industry and similarly-sized organizations.
Accordingly, the principal objectives of our executive compensation programs are:

•	attracting, retaining, and motivating talented and experienced executives who are able to contribute to our long-term, sustainable success;

•	aligning the compensation of certain senior executives with our stockholders’ long-term interests by providing a large portion of compensation in various forms of Company equity;

•	rewarding executives whose knowledge, skills, and abilities demonstrably contribute to our success; and

•	incentivizing our executives to achieve clearly defined corporate goals.
The Compensation Committee (the “Committee”) believes that long-term stockholder value is best enhanced by setting critical performance objectives and providing compensation that effectively rewards members of our senior management for the achievement of individual, departmental and Company performance goals. As the Committee makes its decisions regarding the Company’s executive compensation programs each year, the Committee reviews achievement and performance against these goals, and considers other qualitative and subjective factors as determined appropriate, all as discussed in more detail below. The Committee believes the Company’s compensation philosophy and programs are designed to foster a performance-oriented culture that aligns our employees’ interests with those of our stockholders.
Prior Year Say on Pay Result
At the 2016 Annual Meeting, the “Advisory Vote on Executive Compensation” proposal (the “Say on Pay” vote) received support from 93.7% of the votes cast. Although the 2016 say-on-pay vote indicated strong support, the Committee implemented certain enhancements to our executive compensation programs for 2016, as more thoroughly described below. The Committee will continue to consider the outcome of the Company’s say-on-pay votes when making future compensation decisions for our named executive officers.
Compensation Consultant
Each year, the Compensation Committee engages in a comprehensive review and analysis of our executive compensation programs with the annual administration of compensation changes typically occurring in February of each year. As part of this comprehensive review for 2016 pay decisions, the Compensation Committee continued the retention of Meridian Compensation Partners, LLC (“Meridian”), a national executive compensation consulting firm, to conduct reviews of its total compensation program for executive officers and to provide advice to the Committee in the design and implementation of its executive compensation program. Pursuant to its charter and NASDAQ listing standards, the Committee regularly reviews Meridian’s independence relative to key factors, including: (i) whether Meridian provides any other services to the Company; (ii) the amount of fees paid to Meridian relative to the total revenue of the firm; (iii) policies in place to prevent conflicts of interest; (iv) any personal or business relationships with members of the Committee or executive officers; and (v) ownership of Company stock.
A representative from Meridian is invited by the Committee to participate in the relevant portions of its meetings. During 2016, Meridian participated in seven out of nine Committee meetings in person or by telephone. In the course of fulfilling its consulting responsibilities, representatives of Meridian frequently communicate with the Committee Chair outside of regular Committee meetings. A representative of Meridian participates in the executive sessions at most meetings. Meridian also interacts with management from time to time to exchange information and to review proposals that management may present to the Committee.
2016 Executive Compensation Review Process
In late 2015, the Committee directed Meridian to conduct a comprehensive review and analysis of our executive compensation and incentive programs. This analysis, which was used in connection with 2016 pay decisions, included the review of total target compensation (including base salary, target annual incentive bonuses and long term incentives) compared with (1) proxy peer group companies (the “Proxy Peer Group”) and (2) proprietary, published compensation data of technology companies from the Radford Global Technology Survey (the “Radford Survey”).

For the Proxy Peer Group, the Committee, with the assistance of Meridian, reviewed select companies with similar revenues and market capitalizations that are in similar industries using the Global Industry Classification Standard (GICS). Following its review, the Committee approved the Proxy Peer Group composed of the following companies in the electronic and technology manufacturing, semiconductors, electronic equipment and instruments and electronic components industries:

•	American Science and Engineering	•	MTS Systems Corp.
•	Cognex Corp.	•	Novanta, Inc. (formerly GS1 Group, Inc.)
•	CTS Corp.	•	Park Electrochemical Corp.
•	Electro Scientific Industries, Inc.	•	Radisys Corp.
•	FormFactor, Inc.	•	Rudolph Technologies Inc.
•	II-VI, Inc.	•	SL Industries, Inc.
•	Key Tronic Corp.	•	Ultralife Corp.
•	Mercury Systems, Inc.	•	Ultratech, Inc.
•	Monolithic Power Systems Inc.
For purposes of review, the Committee utilized data from the Proxy Peer Group as the primary data source to assess the competitive positioning for CEO and CFO target compensation. Data from the Radford Survey was also considered as a secondary data source for the CEO and CFO positions. For our other executives, including Mr. Buchheim and Mr. Humphrey, data from the Radford Survey was the primary data source to assess competitive positioning.
In assessing the competitiveness of compensation for senior executives, the Committee considered the 50th percentile of the 2016 compensation data as a reference point in setting target compensation levels for our named executive officers.
Mr. Buchheim was appointed as our Senior Vice President and Chief Sales Officer in March 2016 and therefore was not included in the annual review process. Upon his initial appointment, the Committee evaluated market compensation data from the Radford Survey as a reference point in setting Mr. Buchheim’s starting compensation levels.
Role of the Compensation Committee and Management in Setting Executive Compensation
As the manager of the executive team, our CEO assesses the contributions of other executives to the Company’s performance and results, and makes a recommendation to the Committee with respect to any changes in salary, annual incentive bonuses and annual equity incentive award for each executive officer other than himself. The Committee meets with the CEO to evaluate, discuss and modify or approve these recommendations. While the Committee considers the CEO’s recommendations, they need not adopt these recommendations and may adjust them as it determines appropriate. The Committee also conducts a similar evaluation of the CEO’s contributions and determines any changes in his compensation in an executive session when he is not present.
The Company’s management team and human resources group also support the Committee in fulfilling its responsibilities by gathering information and performing administrative tasks.
Components of Compensation
Our executive compensation program consists primarily of three elements: base salary, annual performance-based cash bonuses, and long-term incentive compensation in the form of equity awards. Our executive officers also participate in several organization-wide benefit plans, including retirement and health and welfare benefit plans, which generally are available to all regular full-time employees.
Components of our executive compensation program are summarized in the following table and described in more detail below. The Committee reserves the right to restructure and re-design our compensation programs, and to exercise its discretion with regard to existing programs, as competitive conditions and business circumstances evolve.

Compensation Element	Description	Compensation Objectives	Key Features
Base Salary	Sole fixed compensation element, paid in cash	Provides competitive fixed compensation to allow executives to focus on day to day duties and allows the Company to attract/retain top executive talent	Adjustments are based on level and responsibility scope, experience, skills, performance and similar positions within the Company and with similar companies

Compensation Element	Description	Compensation Objectives	Key Features
Annual Incentive Bonus	Short-term variable incentive compensation program, paid in cash or stock
Provides clearly defined short-term corporate, strategic and/or individual performance goals in coordination with our overall strategic plan
Rewards executives who demonstrably contribute to our success
Annual performance-based compensation, paid upon achievement of specified performance (financial & strategic) objectives
Equity Incentive Awards	Stock awards allowing participation in long-term appreciation of our stock value	Align our executives’ interests with our stockholders’ to drive increased long-term stock value
2016 grants consisted of restricted stock units (RSUs) and performance-based market stock units (MSUs)
Service-based RSUs focus on retention and ownership and generally vest over a four-year period, with 25% of the RSU award vesting on each anniversary of the grant date
MSUs focus on long term performance with awards vesting based upon the level of performance of the Company’s stock price compared with the Nasdaq Composite Index over one, two and three-year periods

CEO Strategic Performance Award	Additional incentive provided to CEO in 2016 to focus performance on key Company imperatives	Additional incentive provided to CEO to incentivize and reward on the execution and achievement of key strategic objectives to further secure the success of the Company	100% performance-based RSUs focused on the achievement of strategic milestones
Employment Agreements and Related Benefits	Benefits provided either under individually negotiated employment agreements or plans of more general application	Minimize distractions to executives so that they are able to remain focused on executing our strategy	Cash severance, medical coverage, acceleration of vesting and similar benefits that protect against certain employment termination or change of control situations
Base Salary. The Company pays its executives annual salaries, which provide a degree of financial stability and are intended to reflect the competitive marketplace and help attract and retain quality executives. In determining the base salary of executive officers, the Committee considers a variety of factors, including relevant market data, the executive’s level and scope of responsibility, experience, skills, individual performance, and internal structures within the Company. Adjustments to base salaries are typically made effective following a review of executive compensation by the Committee in the first quarter of each year, and reflect the Committee’s evaluation of each named executive officer’s performance for the prior fiscal year.
In February 2016, the Committee reviewed the base salaries for our executive officers and as part of the cost savings measures in response to our financial performance made no changes to the base salaries for Dr. Fink, Mr. Lyle and Mr. Humphrey. Mr. Buchheim’s base salary was established at $375,000 at the time he was hired in March 2016 and was not adjusted again during the year. The following table summarizes the base salary levels for the NEOs.

Name	Principal Position	2015 Base Salary ($)	2016 Base Salary ($)	Percentage Increase
Franz Fink	Chief Executive Officer and Director	500,000	500,000	—%
David Lyle	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	375,000	375,000	—%
Jörg Buchheim	Former Senior Vice President and Chief Sales Officer	—	375,000	N/A
Chris Humphrey	Former Vice President, Strategy, Marketing and Business Development	242,400	242,400	—%
Annual Incentive Plan. In January 2016, the Committee adopted a short-term incentive bonus structure that included a combination of financial performance and strategic objectives, weighted 60% financial and 40% strategic. The financial metrics included revenue (40% weighting) and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) (20% weighting). The Committee selected revenue to focus on top-line growth and adjusted EBITDA to focus on profitable revenue growth. Adjusted EBITDA exclude certain non-cash or non-recurring items, such as non-cash stock-based compensation expense, which are considered unrelated to ongoing operating results and to have a limited impact on current and future operating decisions. In addition to the financial metrics, the Committee introduced a strategic objective component (40% weighting) to focus the management team on six specific, identifiable strategic objectives related to the Company’s long-range strategic plan. At the time the financial and strategic objectives of our 2016 incentive plan were set, we believed these objectives were attainable, though not certain, based on the Company’s projections and assuming the Company executed well in accordance with its operating plan.

For each performance metric, a threshold, target and maximum performance level was established. The following table provides the various performance levels along with actual results for 2016:

Performance Level	Revenue (000’s)	Adj. EBITDA (000’s)	Strategic Objectives
Threshold (50% payout)	$132,000	$5,600	3 of 6 goals
Target (100% payout)	$155,000	$8,000	4 of 6 goals
Maximum (150% payout)	$194,000	$15,700	6 of 6 goals
2016 Actual(1)	$121,000	$(8,200)	5 of 6 goals
Weighting	40%	20%	40%
Payout Percentage	0%	0%	125%
______________
(1)    Results are interpolated between performance levels.
The 2016 program was earned at 50% of the target bonus opportunity based on the timely achievement of five of the six key strategic objectives for 2016, while the financial performance based goals were not attained. The five strategic objectives attained related to completing our U.S. factory consolidation, completing construction of a pilot line for our new lithium ion capacitor product, entering into a development partnership for our dry battery electrode technology, securing grid energy storage projects and securing automotive market design wins. A sixth strategic objective related to design wins for hybrid electrics vehicles in China was not attained, due at least in part to changes in the government subsidy program applicable to this market.
The dollar value of each named executive officer’s 2016 bonus is reflected in the Non-Equity Incentive Plan Compensation column of the 2016 Summary Compensation Table below. The earned 2016 bonus compensation was paid in fully vested restricted stock units in March of 2017, except for the CEO’s bonus. The CEO’s earned bonus is expected to be paid in stock later in 2017, subject to shareholder approval at the Company’s 2017 annual meeting of an amendment to our 2013 Omnibus Equity Incentive Plan to increase the number of shares that may be granted in a year to any one employee.
The target bonus opportunities for each participant in the annual bonus plan, including the NEOs, was set as a percentage of base salary. The following table summarizes the target bonus opportunity (as a percentage of base salary) as well as actual bonus earned for 2016 for each NEO.

Executive	2016 Base Salary	Target bonus (% of Base)	Target Bonus (in dollars)	Actual Bonus Earned
Franz Fink	$500,000	100%	$500,000	$250,000
David Lyle	$375,000	60%	$225,000	$112,500
Jörg Buchheim(1)	$375,000	60%	$312,000	$—
Chris Humphrey(2)	$242,400	50%	$121,200	$—
______________
(1)    In accordance with Mr. Buchheim’s employment agreement, his target bonus was calculated as 60% of his base salary combined with his housing and dependent education allowance of $145,000. Since Mr. Buchheim terminated employment prior to the end of 2016, he did not receive a bonus payout.
(2)    Mr. Humphrey terminated employment prior to the end of 2016, and therefore, did not receive a bonus payout for 2016.
Equity Incentive Awards. Equity incentive awards are intended to create an opportunity for our employees to acquire an equity ownership interest in the Company and are the primary form of long-term incentive (“LTI”) compensation. An effective equity component within total compensation maintains an alignment between the interests of executive officers and stockholders by allowing executives to participate in the long-term appreciation of our stockholder value. Additionally, a portion of our equity incentive awards provide an important retention tool, as they are generally subject to multi-year vesting conditions.

LTI Award Target Values
In determining the size of equity incentive awards to the named executive officers, the Committee uses the relevant pay study data provided by Meridian as a guide. The Committee then considers other important factors such as experience level, individual performance and share pool management to determine the long-term incentive value to be granted to each named executive officer. The following table shows the 2016 targeted economic value for the named executive officers.

Named Executive Officer	Targeted Economic Value for 2016 ($)
Franz Fink	1,500,000	(1)
David Lyle	550,000
Jörg Buchheim	600,000	(2)
Chris Humphrey	230,000	(3)

(1)
The total grant value of $1,500,000 is comprised of the normal annual cycle award with a grant value of $1,200,000 (50% performance-based and 50% service-based) and a milestone-focused award with a grant date value of $300,000 (100% performance-based).

(2)	Mr. Buchheim’s employment with the Company terminated in June 2016 and no equity incentive compensation was granted to this NEO during 2016.

(3)	Mr. Humphrey’s award was cancelled when his employment terminated in April 2016.
LTI Award Mix
For 2016, the long-term incentive awards to the executive officers (including the NEOs) were a combination of performance-based market stock units (“MSUs”), service-based restricted stock units (“RSUs”), and, in the case of our CEO, additional strategic milestone-based RSUs. The Committee decided to eliminate the use of stock options as a vehicle in the long-term incentive opportunity due (in part) to share pool management and the impact of stock options. The Committee believes MSUs provide a direct link to stockholder value and act as both a motivating and retention incentive for the Company’s executives, even when faced with a high market volatility environment. Based on a review of market data and input from Meridian, the Committee determined to deliver the targeted economic value of long-term incentives to the named executive officers with the following weighting:

	Performance-based MSUs and RSUs	Service-based RSUs
CEO	60%	40%
Other Executive Officers	50%	50%
The Senior Vice President and Chief Sales Officer terminated employment with the Company in June 2016; therefore, no equity incentive compensation was granted to these NEOs during 2016.
Both long-term incentive vehicles are used to align the interests of the named executive officers with those of shareholders. Service-based restricted stock units provide executives with outright value which supports their retention. Through the use of market stock units, the Committee can align executive compensation with the Company’s stock price performance and thus shareholder return.
Service-Based Restricted Stock Units
In January 2016, the Committee granted service-based restricted stock units that vest annually over four years (25% per year) of continuous service. Dr. Fink was granted 92,450 service-based restricted stock units, Mr. Lyle was granted 38,521 service-based restricted stock units and Mr. Humphrey was granted 17,720 service-based restricted stock units.
Performance-Based Market Stock Units
In January 2016, the Committee modified the performance-based equity compensation element to be granted in the form of market stock units (“MSUs”). Under this new design, eligible participants have the opportunity to earn MSUs based on the level of our Company’s stock price performance against the Nasdaq Composite Index over one, two and three year performance periods. The potential payout ranges from 0% to 200% of the target number of MSUs granted, with such payout equal to the target amount if our stock price performance equals the performance of the NASDAQ Composite Index. If our stock price performance exceeds the Nasdaq Composite Index, the payout is increased on a two-to-one ratio, and if our stock price performance is less than the Nasdaq Composite Index, the payout is decreased on a three-to-one ratio. We believe MSUs provide a direct link to stockholder value and act as both a motivating and retention incentive for our executives, even when faced with a high market volatility environment.

In January 2016, Dr. Fink, Mr. Lyle and Mr. Humphrey were granted 92,450, 38,521 and 17,720 market-based restricted stock units, respectively, at target. The number of MSUs earned for performance at target and maximum achievement levels is summarized in the following table:

Named Executive Officers	Target Shares (#)	Maximum Shares (#)
Franz Fink	92,450	111,326	(1)
David Lyle	38,521	77,042
Chris Humphrey	17,720	35,440
______________

(1)	Due to a limit in our equity plan on the number of shares that may be granted in a year to any one employee, the maximum size of Dr. Fink’s award is less than 200% of target.
CEO Strategic Milestone-Based RSUs
In addition to the regular cycle equity awards for 2016, the Committee granted Mr. Fink an additional milestone-based award in order to further focus the CEO on certain critical strategic goals designed to position the Company for revenue and profitability growth, with the ultimate goal of creating long-term shareholder value. Specifically, the Committee granted 46,224 performance-based restricted stock units to Dr. Fink that vest based solely upon the achievement of two key strategic milestones. Vesting of the RSUs was established as follows: 33% of the total grant award vests upon the achievement of the first milestone by December 31, 2016 and 67% vests upon achievement of the second milestone by December 31, 2019. If the strategic milestones are not achieved by the respective date specified, that portion of the award will be forfeited. The first milestone, which relates to entry into a development partnership for our dry battery electrode technology, was achieved during 2016 and, therefore, 33% of this award (or 15,254 RSUs) vested.
We consider the remaining strategic milestone to be confidential and revealing the specific objective at this time would provide competitors and other third parties with insights into the Company’s confidential business plans and longer-term strategies, thereby causing competitive harm. At the time of grant, we believed this strategic objective was attainable, though not certain, based on the Company’s projections and assuming the CEO executed well in accordance with the Company’s operating plan.
Status of Performance RSUs Granted in Prior Years
As a result of performance through December 31, 2016, none of the performance-based restricted stock units granted in 2015 are expected to be earned by the end of the three-year performance period ending December 31, 2017. In addition, none of the performance-based restricted stock units granted in 2014 were earned by the end of the three-year performance period ending December 31, 2016. Further, a performance-based award granted to the CEO in 2014 which contained a stock-price performance target lapsing on May 1, 2017 will not be earned.
Severance, Change in Control and Other Post-Employment Programs.
The Committee understands that the alignment of interests between our executives and stockholders is a critical component to the success of our Company. By providing severance and change in control benefits, the Committee believes that it may minimize and/or eliminate the reluctance of executive management to pursue potential change-in-control transactions that may be in the best interests of stockholders.
In November 2015, and amended in January 2016, the Committee established a Severance and Change in Control Plan that provides severance benefits to eligible employees who do not have employment agreements, if such employees are subject to qualifying employment terminations, and enhanced severance benefits if such qualifying employment terminations occur in connection with a Change in Control.
For purposes of these benefits, in general, a change in control is defined as any of the following circumstances:

•	any merger or consolidation in which we are not the surviving entity;

•	the sale of all or substantially all of our assets to any other person or entity;

•	the acquisition of beneficial ownership of a controlling interest in the outstanding shares of our common stock by any person or entity; or

•
an election of our Directors as a result of which or in connection with which the persons who were Directors before such election or their nominees cease to constitute a majority of the Board of Directors.

Under the Severance and Change in Control Plan, the executive would be eligible for change in control severance benefits if a termination without cause or a resignation for good reason (in each case as defined in the Severance and Change in Control Plan) occurs within thirty (30) days prior to or within twenty-four (24) months following the effective date of a Change in Control. The executive would be eligible for general severance benefits if a triggering termination occurs that is not in connection with a Change in Control.
Our executive officers who do not have an employment agreement providing similar benefits, are entitled to severance benefits under the Severance and Change in Control Plan, as follows:
General Severance (Outside the Change in Control Context):

•	A payment equal to one-half year of the participant’s base salary and target bonus payable in equal installments;

•	Prorated annual incentive bonus paid at actual achievement, if any, for year of termination; and;

•	Twelve (12) months of benefits continuation of health, dental and vision insurance coverage.
Change in Control Severance

•	A lump sum payment equal to one year of the participant’s base salary and target bonus;

•	Prorated annual incentive bonus paid at target achievement for year of termination; and

•	Twelve (12) months of benefits continuation of health, dental and vision insurance coverage.
Severance and Change in Control benefits for named executive officers who have employment agreements are described more fully in the sections entitled “Employment Agreements” and “Potential Payments Upon Termination or Change in Control” below.
In January 2016, in conjunction with adopting the Severance and Change in Control Plan, our Committee approved amendments to our CEO’s and our CFO’s employment agreements designed to align their severance and change in control benefits with the level of benefits provided for under that plan and to conform certain definitions among the members of our management team. As a result, upon a termination without cause outside the change in control context, Dr. Fink is entitled to 18 months, and Mr. Lyle to 12 months, of base salary and target annual incentive bonus, and each is entitled to a pro-rated annual incentive bonus based on actual performance and 12 months of medical insurance premium reimbursements. Upon a termination without cause or a resignation for good reason in connection with a change in control, Dr. Fink is entitled to 24 months, and Mr. Lyle to 18 months, of base salary and target annual incentive bonus, Dr. Fink is entitled to 24 months, and Mr. Lyle to 12 months, of medical insurance premium reimbursements, and each is entitled to a pro-rated annual incentive bonus paid at target levels.
Perquisites. The Company generally does not provide its executives with perquisites that are not available to all Company employees, other than car, housing and education allowances. In 2016, the Company provided a car allowance to Dr. Fink and Mr. Lyle. In 2016, the Company provided a housing and education allowance to Mr. Buchheim. The amounts of these benefits are detailed in the Summary Compensation Table below.
Certain Corporate Governance Considerations
Recoupment Policy
In February 2015, our Board of Directors adopted an executive compensation recoupment (clawback) policy pursuant to which the Company may claw back incentive cash and equity compensation if an executive, including an executive officer, engages in fraud, willful misconduct, or gross negligence that caused or otherwise contributed to the need for a material restatement of the Company’s financial results. In such an event, the Committee will review all annual and long-term incentives, whether in cash or stock, paid to executives when the performance measurement period includes periods affected by the restatement. If the Committee determines that any such compensation would not have been paid or paid at a lower amount, the Committee may, within 12 months of the restatement and to the fullest extent permitted by law, require the executive to reimburse the Company for all or any portion of any incentive compensation. The clawback policy does not apply to restatements that the Board determines are required or permitted under GAAP in connection with the adoption of a new accounting standard, or by the Company’s decision to change its accounting practice as permitted by applicable law. When final rules on clawbacks under the Dodd-Frank Act become effective, we intend to review our policy and amend it if necessary to comply with the final rules.

Stock Ownership and Holding Requirements
In August 2015, our Compensation Committee adopted a Stock Ownership and Holding Policy, which establishes minimum Company stock ownership levels we want certain of our executive officers and our non-employee directors to achieve. This policy became effective on September 1, 2015 and applies to Company stock acquired after that date. The policy supplements the specified ownership level feature with a holding policy that limits covered persons’ ability to sell shares until they have achieved the ownership minimums. The specified minimum ownership levels are:

Position	Multiple of Base Cash*
CEO	4X
CFO, COO	2X
Non-employee Director	4X
*For officers, base cash means base salary and for non-employee directors it means annual cash retainer.
The policy generally allows a covered person five years (from adoption, hire or promotion, as applicable) to comply with the above ownership minimums. During any period in which the individual is not satisfying the applicable minimum, he or she is restricted from selling an amount of Company stock acquired through Company compensation programs that is more than 50% of the net (after-tax) number of shares. Shares and awards “count” toward the ownership minimums if they fall into one of the following categories: shares owned outright, either directly or beneficially (through immediate family members or controlled trusts or similar entities); vested restricted stock and restricted stock units (including earned performance-based restricted stock and restricted stock units); unvested restricted stock and restricted stock units with service-based vesting; in-the-money value of vested stock options; and shares owned through Company retirement plans.
Anti-Hedging and Anti-Pledging Policies
In April 2016, our Audit Committee adopted a modification to our Insider Trading Policy. The prior version of the Insider Trading Policy prohibited our directors, officers and employees from hedging their ownership of Company securities, including purchasing or selling derivative securities relating to Company stock and from purchasing financial instruments that are designed to hedge or offset any decrease in the market value of Company securities. Under the amendment effective as of April 2016, our directors and executive officers are also prohibited from pledging Company securities as collateral for a loan and holding any Company securities in margin accounts. As of the date of the amendment, all directors and executive officers were in compliance with this new prohibition.
Tax Considerations
Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and each of our three most highly paid executive officers (excluding under current rules our Chief Financial Officer). There is an exception to the $1 million limitation for performance-based compensation meeting certain requirements. To qualify for the exception, our stockholders approved the material terms of our 2013 Omnibus Equity Incentive Plan at the 2015 Annual Meeting. We anticipate that any compensation deemed paid to an executive officer in connection with the exercise of options will qualify as performance-based compensation, and should not be subject to the $1 million deduction limitation. Accordingly, all compensation deemed paid with respect to such options should remain deductible by the Company without limitation under Section 162(m). Restricted stock and RSU awards that vest solely on length-of-service conditions are not considered performance-based under Section 162(m) and, therefore, are subject to the $1 million deduction limitation. However, performance share awards may qualify for the exemption if they are earned based on stockholder-approved performance metrics and the awards are otherwise administered in accordance with the Section 162(m) requirements. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Committee has not adopted a policy requiring all compensation to be deductible and retains discretion to award compensation that exceeds the $1 million deduction limitation and may not be fully deductible.
Compensation Committee Interlocks and Insider Participation
Yon Yoon Jorden (Chairperson), David Schlotterbeck, Richard Bergman, Roger Howsmon and Steven Bilodeau each served on the Compensation Committee during 2016. None of the Company’s executive officers serves as a member of the board of directors or compensation committee of an entity that has an executive officer serving as a member of the Board or Compensation Committee of Maxwell.

COMPENSATION COMMITTEE REPORT (1)
The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this 10-K/A.
Submitted by the following members of the Compensation Committee:
Yon Yoon Jorden (Chairperson)
David Schlotterbeck
Richard Bergman
Roger Howsmon
Steven Bilodeau

(1)
The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Maxwell under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

2016 SUMMARY COMPENSATION TABLE
The following table sets forth all of the compensation awarded to, earned by, or paid to the Company’s named executive officers, which include our chief executive officer, our chief financial officer, our former senior vice president and chief sales officer and our former vice president of strategy, marketing and business development in 2016, 2015 and 2014.

Name and Principal Position (1)	Year	Salary(2) ($)	Stock Awards (3) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation ($)		Total ($)
Franz Fink, Ph.D. President, Chief Executive Officer and Director	2016	501,923	1,506,623	—	250,000	39,604	(5)	2,298,150
	2015	501,948	1,125,001	360,862	—	37,627	(5)	2,025,438
	2014	321,154	1,392,600	—	266,666	39,870	(5)	2,020,290
David Lyle Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2016	376,442	529,921	—	112,500	39,455	(6)	1,058,318
	2015	244,304	457,593	92,054	—	24,053	(6)	818,004

Jörg Buchheim Former Senior Vice President and Chief Sales Officer	2016	100,185	84,996	—	—	45,508	(7)	230,689

Chris Humphrey Former Vice President, Strategy, Marketing and Business Development	2016	58,078	243,769	—	—	7,416	(8)	309,263
	2015	193,570	160,996	66,400	—	28,873	(8)	449,839

_______________

(1)
Dr. Fink joined Maxwell as President and Chief Executive Officer, and was appointed a director in May 2014, therefore his 2014 compensation in the table above reflects only a partial year. Mr. Lyle joined Maxwell as Senior Vice President, Chief Financial Officer, Treasurer and Secretary in May 2015, therefore his 2015 compensation in the table above reflects only a partial year. Mr. Buchheim joined the Company in March 2016, resigned in June 2016, and was appointed as a director in July 2016, therefore his 2016 compensation in the table above reflects only a partial year as an executive officer as well as director compensation earned during the year. Mr. Humphrey joined Maxwell in September 2013, became a named executive officer in March 2015 and resigned in April 2016, therefore, compensation data is provided for 2015 and a partial year in 2016.

(2)
The amount of salary for Dr. Fink, Mr. Lyle and Mr. Humphrey reflects that 2016, 2015 and 2014 each contained 26 biweekly pay periods. Mr. Buchheim’s salary includes $72,185 earned as an executive officer and $28,000 of board fees earned as a non-employee director after his employment terminated.

(3)
The amounts in these columns represent the grant date fair value of the equity awards in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic No. 718, without regard to estimated forfeitures. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition. See Note 9 of the notes to our consolidated financial statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2017 for a discussion of all assumptions made by the Company in determining the values of its equity awards. The amount reported for Dr. Fink in 2014 is lower than the amount reported in prior years due to a correction related to market-condition restricted stock units; previously, these awards were reported at the value of the shares on the date of grant instead of the grant date fair value in accordance with FASB ASC Topic No. 718. Mr. Buchheim’s restricted stock unit awards were related to his service as a director and were granted subsequent to his resignation as an executive officer. The unvested restricted stock units awarded to Mr. Humphrey and his unvested option awards were canceled upon his resignation on April 1, 2016.

(4)
The amounts in this column reflect annual incentive bonus awards earned in the year reported by the named executive officers under our annual bonus plan, although the actual payment occurs in the subsequent year. At the Company’s discretion, our CFO’s 2016 annual incentive bonus award was settled in the form of a fully vested RSU award granted in March 2017. Our CEO’s 2016 annual incentive award will be paid in cash or stock as determined by the Compensation Committee. The 2014 annual incentive bonus awards were settled in cash in 2015.

(5)
For 2016, this amount includes $16,000 in car allowance, $18,409 in health and welfare benefits and $5,195 in 401(k) matching contributions. For 2015, this amount includes $16,000 in car allowance, $17,795 in health and welfare benefits and $3,832 in housing and relocation reimbursements. For 2014, this amount includes $10,461 in car allowance, $10,368 in health and welfare benefits and $19,041 in housing and relocation reimbursements.

(6)
For 2016, this amount includes $16,000 in car allowance, $21,725 in health and welfare benefits and $1,729 in 401(k) matching contributions. For 2015, this amount includes $9,846 in car allowance and $14,207 in health and welfare benefits.

(7)	For 2016, this amount includes $45,508 in housing and dependent education reimbursements.

(8)	For 2016, this amount includes $7,416 in health and welfare benefits. For 2015, this amount includes $23,438 in health and welfare benefits and $5,435 in 401(k) matching contributions.
2016 GRANTS OF PLAN-BASED AWARDS
The following table sets forth each non-equity incentive plan award and each equity award granted to the Company’s named executive officers during fiscal year 2016. The non-equity incentive plan awards are described in “Compensation Discussion & Analysis - Annual Incentive Plan” above. For a description of the vesting terms applicable to the equity awards, see “Compensation Discussion & Analysis - Equity Incentive Awards” above.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Franz Fink	1/15/2016	—	—	—	—	92,450	111,326	—	738,368
	1/15/2016	—	—	—	—	—	—	92,450	533,437
	2/18/2016	—	—	—	15,254	46,224	46,224	—	234,818
	N/A	250,000	500,000	750,000	—	—	—	—	—
David Lyle	1/15/2016	—	—	—	—	38,521	77,042	—	307,655
	1/15/2016	—	—	—	—	—	—	38,521	222,266
	N/A	112,500	225,000	337,500	—	—	—	—	—
Jörg Buchheim(1)	10/10/2016	—	—	—	—	—	—	15,653	84,996
	N/A	156,000	312,000	468,000	—	—	—	—	—
Chris Humphrey	1/15/2016	—	—	—	—	17,720	35,440	—	141,525
	1/15/2016	—	—	—	—	—	—	17,720	102,244
	N/A	60,600	121,200	181,800	—	—	—	—	—
______________

(1)
Mr. Buchheim joined the Company in March 2016, resigned in June 2016, and was appointed as a director in July 2016; therefore, his 2016 stock awards in the table above were granted in relation to his service as a director.

(2)	The amounts in this column represent the annual incentive bonus opportunity available to the named executive officers under our annual bonus plan.

(3)
The amounts in this column represent the grant date fair value of the equity award in accordance with Financial Standards Board Accounting Standards Codification Topic No. 718, without regard to estimated forfeitures. In accordance with SEC rules, the grant date fair value of an award that is subject to a performance condition is based on the probable outcome of the performance condition.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END
The following table sets forth information regarding each unexercised option and all unvested restricted stock and restricted stock units held by each of our named executive officers as of December 31, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Vested Unexercised Options (#)	Number of Securities Underlying Unvested Unexercised Options (#) (1)	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not vested (#) (1)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (6)
	Exercisable	Unexercisable
Franz Fink	24,542	73,625	7.33	3/13/2025	—		—	—		—
	—	—	—	—	92,450	(2)	473,344	92,450	(2)	473,344
	—	—	—	—	—		—	30,970	(7)	158,566
	—	—	—	—	38,370	(3)	196,454	102,319	(3)	523,873
	—	—	—	—	20,000	(4)	102,400	50,000	(4)	256,000
	—	—	—	—	—		—	40,000	(8)	204,800
David Lyle	8,387	33,546	6.03	5/11/2025	—		—	—		—
	—	—	—	—	38,521	(2)	197,228	38,521	(2)	197,228
	—	—	—	—	39,009	(5)	199,726	23,874	(5)	122,235
_________________

(1)
In general, stock options and restricted stock unit awards held by our named executive officers will vest in full, at target levels, following involuntary termination or resignation following the occurrence of certain triggering events within a specified period following a change in control of the Company. Upon a change in control of the Company, certain service-based and performance-based restricted stock units held by our named executive officers will vest in full, regardless of whether the named executive officer terminates or resigns following a triggering event. These provisions are described in greater detail in “Potential Payments upon Termination or Change in Control” below.

(2)
In January 2016, Dr. Fink and Mr. Lyle were granted 184,900 and 77,042 restricted stock unit awards, respectively, of which 92,450 and 38,521, respectively, were service-based restricted stock units vesting in equal, annual installments over four years of continuous service. The remaining 92,450 and 38,521 awards granted to Dr. Fink and Mr. Lyle, respectively were performance-based market stock units with vesting based on the level of the Company’s stock price performance against the Nasdaq Composite Index over one, two and three year performance periods. The potential payout ranges from 0% to 200% of the grant target quantity. Due to a limit in our equity plan on the number of shares that may be granted in a year to any one employee, the maximum size of Dr. Fink’s award is less than 200% of target.

(3)
In March 2015, Dr. Fink was granted 153,479 restricted stock unit awards, of which 51,160 were service-based restricted stock units vesting in equal installments over four years of continuous service. The remaining 102,319 awards granted to Dr. Fink were restricted stock units with vesting contingent upon the Company’s achievement of certain financial targets within the next three fiscal years. Specifically, these financial targets relate to the achievement of a specified revenue target on which vesting of 50% of the shares is contingent, and the achievement of specified operating income target, calculated on a non-GAAP basis, on which vesting of the remaining 50% of the shares is contingent. The performance-based awards will be earned at 100% of the target number of shares if the applicable financial metrics are achieved at the target level, and will be paid on a sliding scale from zero to 200% of target if the actual results achieved are higher or lower than the target. As of December 31, 2016, the vesting of the performance-based awards was considered to be unobtainable, but the awards had not yet been canceled.

(4)
In May 2014, Dr. Fink was granted 90,000 restricted stock unit awards, of which 40,000 were service-based restricted stock units vesting in equal installments over four years of continuous service and 50,000 were market-condition restricted stock units vesting upon the achievement of certain stock price thresholds and the completion of three years of continuous employment from the date of grant. The performance period for the market-condition restricted stock units lapses on May 1, 2017 and none of the award will be earned.

(5)
In May 2015, Mr. Lyle was granted 75,886 restricted stock unit awards, of which 52,012 were service-based restricted stock units vesting in equal installments over four years of continuous service and 23,874 with vesting contingent upon the Company’s achievement of certain financial targets within the next three fiscal years. Specifically, these financial targets relate to the achievement of a specified revenue target on which vesting of 50% of the shares is contingent, and the achievement of specified operating income target, calculated on a non-GAAP basis, on which vesting of the remaining 50% of the shares is contingent. The performance-based awards will be earned at 100% of the target number of shares if the applicable financial metrics are achieved at the target level, and will be paid on a sliding scale from zero to 200% of target if the actual results achieved are higher or lower than the target. As of December 31, 2016, the vesting of the performance-based award was considered to be unobtainable, but the award had not yet been canceled.

(6)
Computed in accordance with SEC rules as the number of unvested shares multiplied by the closing price of the Company common stock on December 31, 2016, which was $5.12. The actual value realized by the officer depends on whether the shares vest and the future performance of our common stock.

(7)
In February 2016, Dr. Fink was granted 46,224 restricted stock unit awards with vesting contingent upon the achievement of two key strategic milestones. Vesting related to the first milestone, which represents 33% of the awards, was contingent on achievement of the first milestone by December 31, 2016. Vesting related to the second milestone, which represents 67% of the awards, is contingent on achievement of the second milestone by December 31, 2019. The first milestone was achieved during 2016 and the related awards vested.

(8)
In October 2014, Dr. Fink was granted 40,000 restricted stock unit awards with vesting contingent upon the Company achieving certain financial targets within the next three fiscal years. Specifically, these financial targets relate to the achievement of a specified revenue target on which vesting of 50% of the shares is contingent, and the achievement of specified net profit after tax target, calculated on a non-GAAP basis, on which vesting of the remaining 50% of the shares is contingent. The performance-based awards are eligible to be earned at 100% of the target number of shares if the applicable financial metrics were achieved at the target level, and on a sliding scale from zero to 200% of target if the actual results achieved were higher or lower than the target. The performance period for these awards lapsed as of December 31, 2016 and none of the awards were earned; the awards were cancelled in March 2017.

2016 OPTION EXERCISES AND STOCK VESTED
With respect to our named executive officers, the following table shows the number of shares of restricted stock and RSUs that vested during fiscal year 2016. No stock options were exercised by our named executive officers in 2016.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Franz Fink(2)	38,044	219,110
David Lyle	13,003	75,027
Chris Humphrey(3)	2,354	14,171
_________

(1)
Value realized is based on the fair market value of our common stock on the date the restricted stock was released to the officer and does not necessarily reflect proceeds actually received by the officer.

(2)	Dr. Fink’s number of shares acquired on vesting includes 15,254 restricted stock unit awards which vested on November 2, 2016 but were not settled until March 15, 2017.

(3)	Mr. Humphrey resigned from the Company effective April 1, 2016.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
Franz Fink
Pursuant to his employment agreement, as amended, if Dr. Fink’s employment is terminated without cause, either more than 30 days prior to a change in control or more than 24 months after a change in control, he will receive payment equal to one and one-half times his base salary and target bonus, current year bonus paid at actual achievement prorated based on the number of days employed in the year of termination, and the equivalent of the employer’s contribution for health benefits for up to 12 months. In addition, Dr. Fink initial service-based equity award will vest on a prorated basis for the number of months of employment. All other equity awards will be governed by the terms and conditions of the respective equity award agreements. In addition, if Dr. Fink’s employment is terminated without cause or should Dr. Fink resign his employment for good reason, either within 30 days prior to a change in control or within 24 months after a change of control, he will receive a lump sum payment equal to two times his base salary and target bonus, current year bonus paid at target prorated based on the number of days employed in the year of termination, the equivalent of the employer’s contribution for health benefits for up to 24 months, and waiver of service vesting conditions and deemed attainment at target of all performance-based milestones under each outstanding equity award, except the initial market-condition award which will only vest if the market-condition price target has been met. Pursuant to Dr. Fink’s stock award agreements, in the event of termination as a result of death or disability, unvested awards will become fully vested.

David Lyle
Pursuant to his employment agreement, as amended, if Mr. Lyle’s employment is terminated without cause, either more than 30 days prior to a change in control or more than 24 months after a change in control, he will receive payment equal to his base salary and target bonus, current year bonus paid at actual achievement prorated based on the number of days employed in the year of termination and the equivalent of the employer’s contribution for health benefits for up to 12 months. In addition, if such a termination occurs more than one year following Mr. Lyle’s start date, then his initial service-based equity award will vest on a prorated basis for the number of months of employment. All other equity awards will be governed by the terms and conditions of the respective equity award agreements. In addition, if Mr. Lyle’s employment is terminated without cause or should Mr. Lyle resign his employment for good reason, either within 30 days prior to a change in control or within 24 months after a change of control, he will receive a lump sum payment equal to one and one-half times his base salary and target bonus, current year bonus paid at target prorated based on the number of days employed in the year of termination, the equivalent of the employer’s contribution for health benefits for up to 12 months, and waiver of service vesting conditions and deemed attainment at target of all performance-based milestones under each outstanding equity award. Pursuant to Mr. Lyle’s stock award agreements, in the event of termination as a result of death or disability, unvested awards will become fully vested.
Jörg Buchheim
On June 30, 2016, Mr. Buchheim voluntarily resigned his employment with the Company, and is not entitled to any severance payments or benefits.
Chris Humphrey
Effective April 1, 2016, Mr. Humphrey voluntarily resigned his employment with the Company, and is not entitled to any severance payments or benefits.
Estimated Payments and Benefits
The following table describes the potential payments and benefits upon termination of each of our named executive officer’s employment before or after a change in control of the Company described above, as if each officer’s employment terminated as of December 31, 2016, the last business day of the 2016 fiscal year.

Name	Benefit	Voluntary Resignation / Termination for Cause ($)	Termination without Cause Prior to Change in Control ($)	Termination due to Death or Disability ($)	Termination without Cause or Resignation following a Trigger Event after a Change in Control ($)	Change in Control (No Termination of Employment)
Franz Fink	Severance (1)	—	1,500,000	—	2,000,000	—
	Bonus (2)	—	250,000	—	500,000	—
	Equity Award Acceleration (3) (5)	—	29,867	2,388,782	2,132,782	734,310
	Health and Welfare (4)	—	18,409	—	36,818	—
	Vacation Payout (1)	129,454	129,454	129,454	129,454	—
	Total Value	129,454	1,927,730	2,518,236	4,799,054	734,310
David Lyle	Severance (1)	—	600,000	—	900,000	—
	Bonus (2)	—	112,500	—	225,000	—
	Equity Award Acceleration (3) (5)	—	38,836	716,416	716,416	197,228
	Health and Welfare (4)	—	21,725	—	21,725	—
	Vacation Payout (1)	52,772	52,772	52,772	52,772	—
	Total Value	52,772	825,833	769,188	1,915,913	197,228
______________

(1)
For purposes of valuing the severance and vacation payments in the table above, the computation is based on each executive’s base salary in effect at the end of 2016 and the number of accrued but unused vacation days at the end of 2016. Additionally, Dr. Fink’s severance payment includes 150% of his base salary and target bonus for the year of termination. In addition, if Dr. Fink’s employment is terminated without cause or should Dr. Fink resign his employment for good reason, either within 30 days prior to a change in control or within 24 months after a change of control, he will receive a lump sum payment equal to two times his base salary and target bonus. Mr. Lyle’s severance payment includes 100% of his base salary and target bonus for the year of termination. In addition, if Mr. Lyle’s employment is terminated without cause or should Mr. Lyle resign his employment for good reason, either within 30 days prior to a change in control or within 24 months after a change of control, he will receive a lump sum payment equal to 150% times his base salary and target bonus.

(2)
The value of the bonus shown in the table above was calculated based on the assumption that the officer’s employment termination and the change in control (if applicable) occurred on December 31, 2016. The value of the bonus is prorated based upon the number of days employed in the year of termination and is based on actual achievement unless the termination is in connection with a change in control in which 100% of the target bonus would be due.

(3)
The value of equity award acceleration shown in the table above was calculated based on the assumption that the officer’s employment termination and the change in control (if applicable) occurred on December 31, 2016. The value of the stock award acceleration was calculated by multiplying the applicable number of unvested shares subject to each restricted stock unit grant by the closing sales price of the Company’s common stock on December 31, 2016 and by multiplying the applicable number of unvested stock options by the intrinsic value of the stock option using the closing sales price of the Company’s common stock on December 31, 2016.

(4)
Amounts reflect the current cost to the Company of the individual’s health and welfare benefits per year, which was then multiplied by the applicable multiple pursuant to the change in control provisions set forth in each individual executive’s employment agreement.

(5)
If, in connection with a change in control transaction, Dr. Fink’s or Mr. Lyle’s equity awards are not continued, assumed, substituted, or converted into the right to receive a payment equal to the value of the Company’s common stock in such transaction, then the equity awards will become fully vested. Certain awards, specifically, Dr. Fink’s 2014 initial service-based restricted stock unit award, Dr. Fink’s and Mr. Lyle’s 2016 performance-based market stock unit awards and Dr. Fink’s 2016 milestone-based restricted stock unit award, vest unconditionally at target upon a change in control.

Compensation of Directors
For the fiscal year ended December 31, 2016, non-employee directors of the Company earned compensation for services provided as a director in the form of cash and equity compensation. For services in 2016, each board member earned an annual cash retainer of $50,000. In addition, the chairperson of the Board and each of the chairpersons of the committees of the Board earned additional annual cash compensation as follows: $45,000 to the Chairperson of the Board; $15,000 to the Chairperson of the Audit Committee, $15,000 to the Chairperson of the Strategic Alliance Committee, $12,000 to the Chairperson of the Compensation Committee; and, $10,000 to the Chairperson of the Governance and Nominating Committee. Further, each member of the committees of the Board, who does not also serve as the chairperson of a committee, earned the following annual cash compensation: $6,000 to each member of the Audit Committee, the Strategic Alliance Committee and the Compensation Committee; and $5,000 to each member of the Governance and Nominating Committee. In June of 2016, several directors changed committees and as a result their compensation was prorated for the period they participated on the committees.
In addition to the cash compensation described above, each Board member receives annual compensation in the form of a restricted stock unit (“RSU”) award. In the first quarter of 2016, each non-employee director received an RSU award under the 2013 Omnibus Equity Incentive Plan covering a number of shares of our common stock determined by dividing $85,000 by the closing price of our common stock on the date of grant, rounded down to the nearest whole share. These awards vest on the first anniversary of the date of grant, or, if sooner, upon a change in control.
In addition to the annual RSU awards described above, directors are eligible to receive additional equity-based awards under our equity compensation plan at the time of their election or appointment, or on a discretionary basis from time to time as determined by the Compensation Committee. In accordance with the 2013 Omnibus Equity Incentive Plan, directors are limited to stock awards covering 30,000 shares in any calendar year, except that a director may receive a stock award covering 60,000 shares in the calendar year in which he or she is initially appointed to the Board.
The following table sets forth all of the compensation awarded to, earned by, or paid to each person who served as a director during fiscal year 2016, other than our chief executive officer who did not receive any compensation for services as a director and Mr. Buchheim, our former Senior Vice President and Chief Sales Officer, who became a non-employee director after his employment terminated. In accordance with SEC rules, the compensation paid to Mr. Buchheim as a non-employee director is included in the 2016 Summary Compensation Table rather than the table below.

Name	Fees Earned or Paid in Cash ($)		Stock Awards(9) ($)		Total ($)
Richard Bergman	60,500	(1)	84,999	(10)	145,499
Steven Bilodeau	43,708	(2)	84,999	(11)	128,707
Burkhard Goeschel, Ph.D.	66,250	(3)	84,999	(12)	151,249
Robert Guyett	67,500	(4)	84,999	(13)	152,499
Roger Howsmon	63,000	(5)	84,999	(14)	147,999
Yon Yoon Jorden	73,000	(6)	84,999	(15)	157,999
Mark Rossi	56,000	(7)	84,999	(16)	140,999
David Schlotterbeck	94,500	(8)	84,999	(17)	179,499
____________

(1)	Mr. Bergman is a member of the Strategic Alliance Committee and the Compensation Committee.

(2)
Mr. Bilodeau joined the Board in May 2016 and became a member of the Audit Committee, Strategic Alliance Committee, Compensation Committee and Governance and Nominating Committee in June 2016. This amount is prorated to reflect his service during 2016.

(3)	Dr. Goeschel is the Chairperson of the Strategic Alliance Committee and a member of the Governance and Nominating Committee.

(4)	Mr. Guyett is the Chairperson of the Audit Committee.

(5)	Mr. Howsmon is the Chairperson of the Governance and Nominating Committee and a member of the Compensation Committee.

(6)	Ms. Jorden is the Chairperson of the Compensation Committee and a member of the Audit Committee and the Governance and Nominating Committee.

(7)
Mr. Rossi ended his term as a member of the Board in June 2016. During 2016 he had served as the Chairperson of the Board and was also a member of the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.

(8)	Mr. Schlotterbeck is the Chairperson of the Board and is also a member of the Audit Committee, Strategic Alliance Committee, Compensation Committee and Governance and Nominating Committee.

(9)
The amounts in this column represent the grant date fair value of equity awards granted during the year ended December 31, 2016. The amounts for each director, excluding Mr. Bilodeau, consist of 16,732 restricted stock units granted to each of the directors on February 18, 2016 with a grant date fair value of $84,999 per director. Mr. Bilodeau’s grant consists of 16,569 restricted stock units granted on June 15, 2016 with a grant date fair value of $84,999.

(10)	As of December 31, 2016, Mr. Bergman held 16,732 unvested restricted stock units.

(11)	As of December 31, 2016, Mr. Bilodeau held 16,569 unvested restricted stock units.

(12)	As of December 31, 2016, Dr. Goeschel held 10,000 stock options, all of which were vested and exercisable, and 16,732 unvested restricted stock units.

(13)	As of December 31, 2016, Mr. Guyett held 16,732 unvested restricted stock units.

(14)	As of December 31, 2016, Mr. Howsmon held 16,732 unvested restricted stock units.

(15)	As of December 31, 2016, Ms. Jorden held 16,732 unvested restricted stock units.

(16)	Due to the end of Mr. Rossi’s term as a member of the Board in June 2016, the vesting of the 16,732 restricted stock units granted on February 18, 2016 was accelerated.

(17)	As of December 31, 2016, Mr. Schlotterbeck held 16,732 unvested restricted stock units.
Director Deferred Compensation Program
In 2017, the Board approved a deferred compensation program under which non-employee directors may make irrevocable elections to receive all or a portion of their cash-based non-employee director fees (including, as applicable, any annual retainer fee, committee fee and any other compensation payable with respect to their service as a member of the Board) in stock and to elect to defer receipt of those shares. In the event that a director makes such an election, the Company will grant fully vested restricted stock units in lieu of cash, with an initial value equal to the cash fees, which will be settled either in the year granted or at a future date elected by the respective non-employee director through the issuance of Maxwell common stock. In addition, non-employee directors may elect to defer settlement of the initial and annual RSU awards granted to them in connection with their service as a non-employee director.
SECURITIES RESERVED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2,425,982	(1)	$9.23	3,852,421	(3)
Equity compensation plans not approved by security holders	120,303	(4)	6.03	—
Total	2,546,285		$8.97	3,852,421
 _______________

(1)	Includes 380,305 stock options and 2,045,677 restricted stock units outstanding, at maximum.

(2)
Calculated without taking into account the 2,132,434 shares of common stock subject to outstanding RSUs, at maximum, that become issuable as those units vest, without any cash consideration or other payment required for such shares.

(3)	Includes 195,294 shares available for future issuance under the 2004 Employee Stock Purchase Plan and 3,657,127 shares available for future issuance under the 2013 Omnibus Equity Incentive Plan.

(4)
Includes 33,546 stock options and 86,757 restricted stock units, at maximum, granted to Mr. Lyle as a material inducement for commencement of employment with Maxwell. The terms and conditions of such awards are substantially similar to those for stock options and restricted stock units granted under the 2013 Omnibus Equity Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) each person (or group of affiliated persons) known by the Company to beneficially own more than five percent of the outstanding shares of common stock; (ii) each director of the Company; (iii) each of the named executive officers, which includes our Chief Executive Officer, our Chief Financial Officer, our former Senior Vice President and Chief Sales Officer and our former Vice President, Strategy, Marketing and Business Development; and (iv) all current directors and executive officers of the Company as a group. Information for the officers and directors is as of April 21, 2017. The address for each individual is 3888 Calle Fortunada, San Diego, California 92123.

	Beneficial Ownership
Name and Address of 5% or Greater Beneficial Ownership	Number of Shares (1)		Percentage of Total (2)
VIEX Capital Advisors, LLC	2,213,465	(3)	6.80%
825 Third Avenue, 33rd Floor, New York, NY 10022
BlackRock Inc.	2,062,052	(4)	6.34%
55 East 52nd Street, New York, NY 10055
Neuberger Berman Group LLC	1,954,239	(5)	6.00%
605 Third Avenue, New York, NY 10158
Van Den Berg Management, Inc.	1,735,951	(6)	5.33%
805 Las Cimas Parkway, Suite 430, Austin, TX 78746
	Beneficial Ownership
Beneficial Ownership of Directors and Officers	Number of Shares (1)		Percentage of Total (2)
Franz Fink	315,014	(7)	*
David Lyle	67,868	(8)	*
Chris Humphrey	6,284	(9)	*
Rick Bergman	27,995	(10)	*
Steven Bilodeau	16,569	(11)	*
Jörg Buchheim	15,653	(12)	*
Burkhard Goeschel, Ph.D.	121,843	(13)	*
Robert Guyett	135,510	(14)	*
Roger Howsmon	85,843	(15)	*
Yon Yoon Jorden	87,843	(16)	*
David L. Schlotterbeck	75,830	(17)	*
All current directors and executive officers as a group (10 persons)	949,968	(18)	2.90%
______________

*	Less than one percent.

(1)
Information with respect to beneficial ownership is based on information furnished to the Company by each stockholder included in the table or filings with the SEC. The Company understands that, except as footnoted, each person in the table has sole voting and investment power for shares beneficially owned by such person, subject to community property laws where applicable.

(2)
Shares of common stock subject to options that are currently exercisable or exercisable within 60 days and restricted stock units settling within 60 days of April 21, 2017 are deemed outstanding for computing the percentage of the person holding such options or awards but are not deemed outstanding for computing the percentage of any other person. Percentage of ownership is based on 32,544,409 shares of common stock outstanding on April 21, 2017.

(3)	Information regarding this beneficial owner has been obtained solely from a review of the Schedule 13D/A filed with the SEC by VIEX Capital Advisors, LLC on April 11, 2016.

(4)	Information regarding this beneficial owner has been obtained solely from a review of the Schedule 13G filed with the SEC by BlackRock Inc. on January 30, 2017.

(5)	Information regarding this beneficial owner has been obtained solely from a review of the Schedule 13G/A filed with the SEC by Neuberger Berman Group LLC on February 14, 2017.

(6)	Information regarding this beneficial owner has been obtained solely from a review of the Schedule 13G/A filed with the SEC by Van Den Berg Management, Inc. on February 9, 2017.

(7)	Consists of (a) 220,027 shares of common stock held directly; (b) options to purchase 49,084 shares of common stock; and (c) 45,903 restricted stock units settling within 60 days of April 21, 2017.

(8)	Consists of (a) 7,780 shares of common stock held directly; (b) options to purchase 16,774 shares of common stock; and (c) 43,314 restricted stock units settling within 60 days of April 21, 2017.

(9)	Consists of (a) 6,284 shares of common stock held directly. This beneficial ownership information is based on the last Form 4 that the Company filed on behalf of Mr. Humphrey.

(10)	Consists of 27,995 shares of common stock held directly.

(11)	Consists of 16,569 shares of common stock held directly.

(12)	Consists of 15,653 shares of common stock held directly.

(13)	Consists of (a) 111,843 shares of common stock held directly and (b) options to purchase 10,000 shares of common stock.

(14)	Consists of 135,510 shares of common stock held in the Guyett Family Trust.

(15)	Consists of (a) 82,843 shares of common stock held directly and (b) 3,000 shares of common stock held by an IRA.

(16)	Consists of 87,843 shares of common stock held by a revocable family trust.

(17)	Consists of 75,830 shares of common stock held directly.

(18)	Includes options to purchase 75,858 shares of common stock which are currently exercisable or are exercisable within 60 days of April 21, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
In accordance with the Charter of the Audit Committee as approved by the Board of Directors of Maxwell, the Audit Committee shall act on behalf of the Board and review and approve all related party transactions (as defined in Section 404 of Regulation S-K) involving the Company. Since the beginning of the Company’s last fiscal year, no related party transactions were approved by the Audit Committee. Other than the compensation arrangements described in above “Executive Compensation” and standard indemnification agreements with our directors and officers, there were no related party transactions in which any director, executive officer or a greater than 5% owner of the Company’s stock, or immediate family member of any of them, had or will have a direct or indirect material interest in the Company.

Item 14.	Principal Accounting Fees and Services
The following table presents fees for professional services rendered by BDO USA, LLP and the member firms of BDO, (collectively, BDO), for 2016 and 2015 (in thousands):

	2016	2015
Audit fees	$756	$848
Audit-related fees	10	9
Tax fees	—	—
All other fees	—	—
Total	$766	$857
Audit Fees. Audit fees are fees incurred for accounting services rendered for the audit of our annual consolidated financial statements and reviews of quarterly consolidated financial statements, as well as fees associated with consents for registration statement filings.
Audit-Related Fees. Audit-related fees are fees for assurance and related services performed by BDO that are reasonably related to the performance of the audit or review of our consolidated financial statements. These fees consist primarily of fees for the audit of employee benefit plans.
Tax Fees. We did not engage BDO for professional services in connection with tax advice or tax planning during the fiscal years ended December 31, 2016 and 2015.
All Other Fees. We did not engage BDO for any other professional services for the fiscal years ended December 31, 2016 and 2015.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee pre-approves all audit and permissible non-audit services prior to commencement of services. During fiscal year 2016, all services rendered by BDO were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report.

1.	Financial Statements. The consolidated financial statements required by this item are included in the Original Filing.

2.
Financial Statement Schedules. The other financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

3.	Exhibits. A list of the exhibits filed with this Amendment is provided below.

Exhibit Number	Description of Document
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

_________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April 2017.

MAXWELL TECHNOLOGIES, INC.

By:	/S/ FRANZ FINK
Franz Fink President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANZ FINK	President and Chief Executive Officer	April 28, 2017
Franz Fink	(Principal Executive Officer)

/s/ DAVID LYLE	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	April 28, 2017
David Lyle
(Principal Financial and Accounting Officer)

*	Director	April 28, 2017
Rick Bergman

*	Director	April 28, 2017
Steven Bilodeau

*	Director	April 28, 2017
Jörg Buchheim

*	Director	April 28, 2017
Burkhard Goeschel

*	Director	April 28, 2017
Robert L. Guyett

*	Director	April 28, 2017
Roger Howsmon

*	Director	April 28, 2017
Yon Yoon Jorden

*	Director	April 28, 2017
David Schlotterbeck

*By: /s/ FRANZ FINK
Franz Fink Attorney-in-Fact