Form 10-Q
period 2017-03-31
MAXWELL TECHNOLOGIES INC
filed 2017-05-10
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of May 4, 2017 is 36,697,756 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2017

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2017, and the condensed consolidated statements of operations and statements of comprehensive loss for the three months ended March 31, 2017 and 2016, and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
The following condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
In addition, operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2017.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$20,894	$25,359
Trade and other accounts receivable, net of allowance for doubtful accounts of $26 at both March 31, 2017 and December 31, 2016	24,053	20,441
Inventories, net	30,416	32,248
Prepaid expenses and other current assets	4,876	4,407
Total current assets	80,239	82,455
Property and equipment, net	24,721	26,120
Goodwill	23,170	22,799
Pension asset	9,154	8,887
Other non-current assets	617	613
Total assets	$137,901	$140,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,633	$19,181
Accrued employee compensation	6,173	6,152
Deferred revenue and customer deposits	6,489	3,967
Short-term borrowings and current portion of long-term debt	41	40
Total current liabilities	33,336	29,340
Deferred tax liability, long-term	8,448	8,580
Long-term debt, excluding current portion	34	43
Other long-term liabilities	2,008	2,089
Total liabilities	43,826	40,052
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.10 par value per share, 80,000 shares authorized at March 31, 2017 and December 31, 2016; 32,541 and 32,135 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3,251	3,210
Additional paid-in capital	298,586	296,316
Accumulated deficit	(214,503)	(204,104)
Accumulated other comprehensive income	6,741	5,400
Total stockholders’ equity	94,075	100,822
Total liabilities and stockholders’ equity	$137,901	$140,874

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$26,686	$35,203
Cost of revenue	20,495	25,550
Gross profit	6,191	9,653
Operating expenses:
Selling, general and administrative	9,540	10,098
Research and development	4,686	5,607
Restructuring and exit costs	997	188
Total operating expenses	15,223	15,893
Loss from operations	(9,032)	(6,240)
Interest expense, net	63	70
Other income	(1)	(84)
Foreign currency exchange loss, net	97	139
Loss before income taxes	(9,191)	(6,365)
Income tax provision	1,208	483
Net loss	$(10,399)	$(6,848)
Net loss per share
Basic and diluted	$(0.32)	$(0.22)
Weighted average common shares outstanding:
Basic and diluted	32,197	31,650

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(10,399)	$(6,848)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,312	1,942
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax provision of $12 for the three months ended March 31, 2016	—	48
Amortization of prior service cost, net of tax provision of $7 for each of the three months ended March 31, 2017 and 2016	29	30
Other comprehensive income, net of tax	1,341	2,020
Comprehensive loss	$(9,058)	$(4,828)

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(10,399)	$(6,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,148	2,587
Pension cost	86	157
Stock-based compensation expense	1,538	1,203
Gain on sale of property and equipment	—	(84)
Unrealized loss on foreign currency exchange rates	26	57
Provision for losses on accounts receivable	—	51
Provision for (recovery of) losses on inventory	17	(10)
Provision for warranties	189	139
Changes in operating assets and liabilities:
Trade and other accounts receivable	(3,432)	13,076
Inventories	1,922	(1,376)
Prepaid expenses and other assets	(453)	132
Pension asset	(155)	(139)
Accounts payable and accrued liabilities	1,571	(10,563)
Deferred revenue and customer deposits	2,626	304
Accrued employee compensation	785	(192)
Deferred tax liability	(209)	81
Other long-term liabilities	(85)	(169)
Net cash used in operating activities	(3,825)	(1,594)
INVESTING ACTIVITIES:
Purchases of property and equipment	(945)	(2,238)
Proceeds from sale of property and equipment	—	84
Net cash used in investing activities	(945)	(2,154)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(10)	(11)
Proceeds from issuance of common stock under equity compensation plans	—	346
Net cash (used in) provided by financing activities	(10)	335
Effect of exchange rate changes on cash, cash equivalents and restricted cash	315	620
Decrease in cash, cash equivalents and restricted cash	(4,465)	(2,793)
Cash, cash equivalents and restricted cash, beginning of period	25,359	24,782
Cash, cash equivalents and restricted cash, end of period	$20,894	$21,989

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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, deferred income taxes, the incurrence of warranty obligations, impairment of goodwill, estimation of the cost to complete certain projects, estimation of pension assets and liabilities, accruals for estimated losses for legal matters, and estimation of the value of stock-based compensation awards, including the probability that the performance criteria of restricted stock unit awards will be met.
Income Taxes
As of March 31, 2017, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $88.4 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
The Company records taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of March 31, 2017, the Company has recorded a $4.9 million deferred tax liability for Swiss withholding taxes associated with $97.6 million of undistributed earnings of its Swiss subsidiary that are no longer considered indefinitely reinvested. In the event that the Company repatriates these funds, these withholding taxes would become payable.
Goodwill
Goodwill, which represents the excess of the cost of an acquired business over the net fair value assigned to its assets and liabilities, is not amortized. Instead, goodwill is assessed annually at the reporting unit level for impairment under the Intangibles—Goodwill and Other Topic of the FASB ASC. The Company has established December 31 as the annual impairment test date. In addition, the Company assesses goodwill in between annual test dates if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. The Company first makes a qualitative assessment as to whether goodwill is impaired. If it is more likely than not that goodwill is impaired, the Company performs a quantitative impairment analysis to determine if goodwill is impaired. The Company may also determine to skip the qualitative assessment in any year and move directly to the quantitative test. The quantitative goodwill impairment analysis compares the reporting unit’s carrying amount to its fair value. Goodwill impairment is recorded for any excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
During the year ended December 31, 2016, the Company performed a quantitative goodwill impairment analysis for one reporting unit, which required the Company to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates and growth rates. The analysis indicated that the goodwill assigned to the reporting unit was not impaired.
Warranty Obligation
The Company provides warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of March 31, 2017 and December 31, 2016, the accrued warranty liability included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets was $1.3 million and $1.2 million, respectively.

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
Total deferred revenue and customer deposits in the consolidated balance sheets of March 31, 2017 and December 31, 2016 was $6.5 million and $4.0 million, respectively, and primarily relates to cash received under the localization agreement with CRRC-SRI which will be recognized over the ten-year term of the agreement, amounts received in advance from a customer in connection with a production-type contract, for which revenue is recognized using the percentage of completion method, and payments received under a joint development agreement, which are recognized as an offset to research and development expense as services are performed, and customer advances.
Liquidity
As of March 31, 2017, the Company had approximately $20.9 million in cash and cash equivalents, and working capital of $46.9 million. In July 2015, the Company entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit which is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of March 31, 2017, no amounts have been borrowed under this revolving line of credit and the amount available was $14.9 million. Management believes the available cash balance, along with the available borrowings under the revolving line of credit, will be sufficient to fund operations, obligations as they become due, and capital investments for at least the next twelve months.
On April 10, 2017, the Company entered into a stock purchase agreement with SDIC Fund Management Co., Ltd. (“SDIC”), pursuant to which the Company agreed to issue and sell to SDIC approximately 7.4 million shares of the Company’s common stock for $6.32 per share, for an aggregate purchase price of approximately $46.6 million (the “Transaction”) to be used for strategic developments, including dry battery electrode development, as well as working capital and general corporate purposes. The Transaction is subject to certain closing conditions, including clearance by the Committee on Foreign Investments in the United States as well as completion of filings with relevant Chinese governmental authorities, and is expected to close in the third quarter of 2017.

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

	Three Months Ended March 31,
	2017	2016
Numerator
Net loss	$(10,399)	$(6,848)
Denominator
Weighted-average common shares outstanding	32,197	31,650
Net loss per share
Basic and diluted	$(0.32)	$(0.22)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Outstanding options to purchase common stock	352	907
Unvested restricted stock awards	58	216
Unvested restricted stock unit awards	2,356	1,773
Employee stock purchase plan awards	57	90
Bonus to be paid in stock awards	102	104
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance is effective for the Company in the current quarter. The adoption of this standard resulted in the recognition of approximately $10.0 million of deferred tax assets related to stock-based compensation and a corresponding increase in the Company’s valuation allowance, which will be disclosed in the Company’s notes to the condensed consolidated financial statements in its Annual Report on Form 10-K.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. The Company early adopted this standard in the fourth quarter of 2016. In accordance with the Company’s early adoption of ASU No. 2016-18, for the three months ended March 31, 2016, the retrospective restatement was limited to including restricted cash balances in the amount of $0.4 million in beginning and ending cash, cash equivalents and restricted cash balances in the consolidated statements of cash flows. The retrospective adoption did not impact reported net loss and does not otherwise have a material impact on the presentation of the overall financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business and adds further guidance in evaluating whether a transaction should be accounted for as an acquisition of an asset or a business. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company early adopted this standard on January 1, 2017.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis. The adoption of the standard will not materially impact the Company's consolidated financial statements unless step one of the annual goodwill impairment test fails. The Company early adopted this standard on January 1, 2017.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. This standard will impact the Company’s loss from operations but will have no impact on our net loss or net loss per share. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.
There have been no other recent accounting standards, or changes in accounting standards, during the three months ended March 31, 2017, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to the Company.
Note 2 – Balance Sheet Details (in thousands)
Inventories, net

	March 31, 2017	December 31, 2016
Raw materials and purchased parts	$12,176	$12,980
Work-in-process	1,616	858
Finished goods	17,737	19,492
Reserves	(1,113)	(1,082)
Total inventories, net	$30,416	$32,248
Warranty
Activity in the warranty reserve, which is included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets, is as follows:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$1,213	$1,288
Product warranties issued	137	213
Settlement of warranties	(104)	(226)
Changes related to preexisting warranties	52	(69)
Ending balance	$1,298	$1,206

Goodwill
The change in the carrying amount of goodwill from December 31, 2016 to March 31, 2017 is as follows:

Balance at December 31, 2016	$22,799
Foreign currency translation adjustments	371
Balance at March 31, 2017	$23,170
Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2016	$7,826	$(2,426)	$5,400
Other comprehensive income before reclassification	1,312	—	1,312
Amounts reclassified from accumulated other comprehensive income	—	29	29	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the three months ended March 31, 2017	1,312	29	1,341
Balance as of March 31, 2017	$9,138	$(2,397)	$6,741
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
In connection with the sale of the microelectronics product line, the Company guaranteed the future operating lease commitment related to the facility formerly occupied by the microelectronics product line, which was assumed by the buyer. The Company is obligated to perform under the guarantee if Data Device Corporation defaults on the lease at any time during the remainder of the lease agreement. The lease had a remaining lease term of fifteen months from the date of sale and expires on July 31, 2017. As of March 31, 2017, the undiscounted maximum amount of potential future payments under the lease guarantee is $0.3 million. The Company assessed the probability that it will be required to make payments under the terms of the guarantee based upon its actual and expected loss experience. Consistent with the requirements of FASB ASC 460, Guarantees, the Company has not recorded a liability on its consolidated balance sheet as of March 31, 2017 as a loss is not considered probable.
Note 4 – Restructuring and Exit Costs
2017 Restructuring Plan
On February 28, 2017, the Board of Directors of the Company approved a comprehensive restructuring plan that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities. Total charges for the 2017 restructuring plan are approximately $1.0 million, substantially all of which were incurred in the first quarter of 2017. These charges consist of employee severance costs which will all be incurred in cash.
For the three months ended March 31, 2017, the Company recorded net charges related to its 2017 restructuring plan of $1.0 million within “restructuring and exit costs” in the condensed consolidated statements of operations.

The following table summarizes the changes in the Company’s 2017 restructuring plan liability, which is recorded in “accrued employee compensation” in the Company’s condensed consolidated balance sheet, for the three months ended March 31, 2017 (in thousands):

Employee Severance Costs
Restructuring liability as of December 31, 2016	$—
Costs incurred	997
Amounts paid	(308)
Restructuring liability as of March 31, 2017	$689
2015 Restructuring Plan
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
In June 2015, the Company ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the current business forecast. As a result, the Company has recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. As of March 31, 2017 and December 31, 2016, lease obligation liabilities related to this leased space of $0.7 million and $0.8 million, respectively, were included in “accounts payable and accrued liabilities” and “other long term liabilities” in the condensed consolidated balance sheets.
As the 2015 restructuring plan was completed in 2016, there were no restructuring charges or cash payments related to this plan during the three months ended March 31, 2017. For the three months ended March 31, 2016, the Company recorded net charges related to its 2015 restructuring plan of $0.2 million within “restructuring and exit costs” and also recorded $0.1 million of accelerated depreciation expense within “cost of revenue” in the condensed consolidated statements of operations. During the three months ended March 31, 2016, cash payments in connection with the 2015 restructuring plan were $0.2 million, primarily related to employee severance costs.
Note 5 – Credit Facilities
Revolving Line of Credit
In July 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of March 31, 2017 the amount available under the Revolving Line of Credit was $14.9 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 100% of its equity interests in Maxwell SA. The obligations under the Loan Agreement are also guaranteed directly by Maxwell SA. The Revolving Line of Credit will mature on July 3, 2018. In the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, the Company may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. The Company is currently in compliance with the financial covenants that it is required to meet during the term of the credit agreement including the minimum four-quarter rolling EBITDA, quarterly minimum quick ratio and monthly minimum cash requirements. On February 28, 2017, the Company entered into an amendment to the Loan Agreement to modify certain financial covenants.
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

The Company is required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of March 31, 2017.
Other Long-term Borrowings
The Company has various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 0.9% to 3.9%. At March 31, 2017 and December 31, 2016, $75,000 and $83,000, respectively, was outstanding under these financing agreements.
Note 6 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. Historically, the financial instruments to which this topic applied were foreign currency forward contracts and the fair value of these foreign currency forward contracts was recorded as a liability or asset in the consolidated balance sheets. During the second quarter of 2016, the Company ceased using foreign currency forward contracts to hedge foreign currency exposure as management determined its foreign currency exposure is no longer sufficiently significant to merit the use of hedging instruments. Therefore, no foreign currency forward contracts were outstanding as of March 31, 2017. The fair value of these derivative instruments was measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC.
The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.
Note 7 – Foreign Currency Derivative Instruments
The Company has historically used forward contracts to hedge certain monetary assets and liabilities, primarily receivables, payables and cash balances, denominated in foreign currencies. During the second quarter of 2016, the Company ceased using foreign currency forward contracts to hedge foreign currency exposure as management determined its foreign currency exposure is no longer sufficiently significant to merit the use of hedging instruments. The change in fair value of these forward contracts represented a natural hedge as gains and losses on these instruments partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. These forward contracts generally expired in one month. These contracts were considered economic hedges but were not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instrument was recognized each period in the consolidated statement of operations.
The net gains and losses on foreign currency forward contracts included in “foreign currency exchange loss, net” in the condensed consolidated statements of operations are as follows (in thousands):

Three Months Ended March 31, 2016
Total gain (loss)	$(15)
The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in “foreign currency exchange loss, net” in the condensed consolidated statements of operations are as follows (in thousands):

Three Months Ended March 31, 2016
Total gain (loss)	$(18)
For additional information, refer to Note 6 – Fair Value Measurements.
Note 8 – Stock Plans
The Company has two active stock-based compensation plans as of March 31, 2017: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.

The Company generally issues the majority of employee stock compensation grants in the first quarter of the year; other grants issued during the year are typically for new employees or non-employee directors.
Stock Options
During the three and three months ended March 31, 2017 and 2016, no stock options were granted. Compensation expense recognized for stock options for the three months ended March 31, 2017 and 2016 was $51,000 and $82,000, respectively.
Restricted Stock Awards
Beginning in 2014, the Company ceased granting restricted stock awards (“RSAs”) and began granting restricted stock units (“RSUs”) to employees as part of its annual equity incentive award program, therefore, no restricted stock awards were issued during the three months ended March 31, 2017 and 2016. During the three months ended March 31, 2017 and 2016, compensation expense recognized for RSAs was $0.1 million and $(0.3) million, respectively. During the first quarter of 2016, there were significant reversals of previously recorded expense due to terminations under the Company’s 2015 restructuring plan as well as other employee terminations.
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
During the three months ended March 31, 2017, the Company granted 969,713 RSUs of which 666,713 were service-based RSUs with an average grant date fair value of $5.44 per share and 303,000 were PSUs with an average grant date fair value of $7.20 per share. During the three months ended March 31, 2016, the Company granted 1,035,214 RSUs of which 732,827 were service-based RSUs with an average grant date value of $5.67 per share and 302,387 were PSUs with an average grant date fair value of $7.54 per share.
For the three months ended March 31, 2017 and 2016, PSUs granted included 303,000 and 286,495 market-condition restricted stock units, respectively. The market-condition PSUs will vest based on the level of the Company’s stock price performance against a determined market index over one, two and three year performance periods. The market-condition PSUs have the potential to vest between 0% and 200% depending on the Company’s stock price performance and the recipients must remain employed through the end of each performance period in order to vest. The fair value of the market-condition PSUs granted was calculated using a Monte Carlo valuation model with the following assumptions:

	Three Months Ended March 31,
	2017	2016
Expected dividend yield	—%	—%
Expected volatility	53%	62%
Risk-free interest rate	1.55%	1.07%
Expected term (in years)	2.8	3.0
The following table summarizes the amount of compensation expense recognized for RSUs for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
RSU Type	2017	2016
Service-based	$667	$533
Performance objectives	6	12
Market-condition	192	191
	$865	$736

Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period. The number of shares purchased is based on participants’ contributions made during the offering period.
Compensation expense recognized for the ESPP was $34,000 and $82,000, respectively, for the three months ended March 31, 2017 and 2016. The fair value of the ESPP shares for the three and three months ended March 31, 2017 and 2016 was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected dividend yield	—%	—%
Expected volatility	29%	60%
Risk-free interest rate	0.62%	0.49%
Expected term (in years)	0.5	0.5
Fair value per share	$1.19	$2.27
Bonuses Settled in Stock
On January 15, 2016, the Compensation Committee of the Board of Directors of the Company adopted the Maxwell Technologies, Inc. Incentive Bonus Plan to enable participants to earn annual incentive bonuses based upon achievement of specified financial and strategic performance objectives. The Company may settle bonuses earned under the plan in either cash or stock, and currently intends to settle the majority of bonuses earned under the plan in stock. During the first quarter of 2017, the Company settled $1.2 million of bonuses earned under the plan for the 2016 performance period with 142,582 shares of fully vested common stock and 89,730 fully vested restricted stock units. An additional $0.3 million of bonuses earned for the 2016 performance period are recorded in “accrued employee compensation” in the Company’s condensed consolidated balance sheet at March 31, 2017.
The Company recorded $0.5 million and $0.6 million of stock compensation expense related to the bonus plan during the three months ended March 31, 2017 and 2016, respectively.
Stock-Based Compensation Expense
Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$193	$235
Selling, general and administrative	1,069	671
Research and development	276	297
Total stock-based compensation expense	$1,538	$1,203
Note 9 – Shelf Registration Statement
On June 3, 2014, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) which allows the Company to sell up to an aggregate of $125 million of any combination of its common stock, warrants, debt securities or units. On June 30, 2014, the registration statement was declared effective by the SEC, which allows the Company to access the capital markets for the three year period following this effective date. As of March 31, 2017, approximately $115 million is available under this registration statement.
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

Components of net periodic pension cost are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Service cost	$241	$290
Interest cost	56	61
Expected return on plan assets	(247)	(291)
Prior service cost amortization	36	37
Deferred loss amortization	—	60
Net periodic pension cost	$86	$157
Employer contributions of $0.2 million were paid during each of the three months ended March 31, 2017 and 2016. Additional employer contributions of approximately $0.4 million are expected to be paid during the remainder of fiscal 2017.
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
Note 12—Subsequent Events
Acquisition of Nesscap Energy, Inc.
On April 28, 2017, the Company acquired substantially all of the assets and business of Nesscap Energy, Inc. (“Nesscap”), a developer and manufacturer of ultracapacitor products for use in transportation, renewable energy, industrial and consumer markets, in exchange for the issuance of approximately 4.1 million shares of Maxwell common stock (the “Share Consideration”) and the assumption of certain liabilities pursuant to the terms of the previously announced Arrangement Agreement dated as of February 28, 2017 between Maxwell and Nesscap (the “Acquisition”). The value of the Share Consideration was approximately $25.3 million based on the closing price of the Company’s common stock on April 28, 2017. The Acquisition was effected by means of a court-approved statutory plan of arrangement and was approved by the requisite vote cast by shareholders of Nesscap at a special meeting of Nesscap’s shareholders held on April 24, 2017.
The Share Consideration represents approximately 11.3% of the outstanding shares of Maxwell, based on the number of shares of Maxwell common stock outstanding as of April 28, 2017.
Since the acquisition date occurred subsequent to March 31, 2017, the Nesscap assets acquired and liabilities assumed are not included in the unaudited condensed consolidated balance sheets as of March 31, 2017. Due to the limited time since the acquisition date, the Company has not had sufficient time to prepare supplemental pro forma information. In addition, the initial purchase accounting for this business combination was incomplete as of the date of filing of this Quarterly Report.
SDIC Investment
On April 10, 2017, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with SDIC Fund Management Co., Ltd. (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor 7.4 million shares of the Company’s common stock (the “Shares”) for $6.32 per share, for an aggregate purchase price of approximately $46.6 million (the “Transaction”) to be used for strategic developments, including dry battery electrode development, as well as working capital and general corporate purposes. The Investor’s ownership in the Company’s common stock will be approximately 19.9% of the Company’s total issued and outstanding shares of common stock on a pre-purchase basis as of the closing of the Transaction (the “Closing”), provided, further that the total number of shares purchased by the Investor shall be reduced at the Closing to ensure that any ownership by the Investor will not exceed 19.9% immediately prior to the issuance of the shares to the Investor at the Closing.
The Transaction is subject to certain closing conditions, including clearance by the Committee on Foreign Investments in the United States as well as completion of filings with relevant Chinese governmental authorities, and is expected to close in the third quarter of 2017.

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

•	uncertainties related to the global geopolitical landscape and the recent elections in the United States;

•	risks related to acquisitions and potential for unsuccessful integration of acquired businesses;

•	risk that our restructuring efforts may not be successful and that we may not be able to realize the anticipated cost savings and other benefits;

•	our ability to obtain sufficient capital to meet our operating or other needs;

•	downward pressures on product pricing from increased competition and potential shift in sales mix with respect to low margin and high margin business;

•	our ability to manage and minimize the impact of unfavorable legal proceedings;

•	risk that activist stockholders attempt to effect changes to our company which could adversely affect our corporate governance;

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

For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A, of this document and Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
In addition to expanding and growing our opportunities for ultracapacitor-based energy storage and power delivery solutions, we are also focused on demonstrating the ability of our core technology to satisfy the increasing performance demands for other energy storage products, such as lithium ion battery cells. We believe that our dry electrode technology has the potential to be a significant technology within the battery industry with substantial market opportunity, particularly for use in electric vehicles. By applying our proprietary and fundamental dry electrode manufacturing technology and trade secrets to batteries of varying chemistries, we believe we can create significant performance and cost benefits. To that end, in 2016, we entered into a “proof of concept” joint development agreement and are sharing the short-term costs of developing this technology with an automotive manufacturer and a tier 1 automotive supplier.
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

On April 28, 2017, we acquired substantially all of the assets and business of Nesscap Energy, Inc. (“Nesscap”), a developer and manufacturer of ultracapacitor products for use in transportation, renewable energy, industrial and consumer markets, in exchange for the issuance of approximately 4.1 million shares of Maxwell common stock (the “Share Consideration”) and the assumption of certain liabilities. The value of the Share Consideration was approximately $25.3 million based on the closing price of our common stock on April 28, 2017. The acquisition of Nesscap adds complementary businesses to our operations and expands our portfolio of products and we believe the acquisition will add value for our customers.
In February 2017, we announced a restructuring plan to implement a wide range of organizational efficiencies and cost reduction opportunities to better align our costs with near term revenue. In connection with the restructuring plan, we have incurred restructuring charges of approximately $1.0 million, primarily related to employee severance. Most of these charges are cash expenditures and we have recognized substantially all of the restructuring charges in the first quarter of fiscal 2017. We anticipate annual cost savings between $2.5 million and $3.0 million as a result of this restructuring plan, including a benefit in the range of $2.0 million to $2.5 million realized over the remainder of fiscal 2017.
In 2015 and 2016, we executed our 2015 restructuring plan, which consolidated U.S. manufacturing operations and reduced headcount and operating expenses in order to align our cost structure with the current business and improve operational efficiency. The plan also included the disposition of our microelectronics product line which was completed in April 2016. The cost savings resulting from the 2015 restructuring activities is approximately $5 million to $6 million per year.
In the first quarter of 2017, revenue was $26.7 million, representing an overall decrease of 24% compared with $35.2 million in the same period one year ago. The decrease is primarily attributable to lower revenue for our ultracapacitor products, for which revenue decreased by 39% to $14.2 million in the first quarter of 2017 from $23.5 million in the first quarter of 2016. The decrease in ultracapacitor product revenue was primarily due to decreased sales related to hybrid transit vehicle applications and wind energy applications. Hybrid transit vehicle sales were impacted by government subsidy program changes in China, particularly a proposed requirement to localize product manufacturing. Wind energy sales were affected by grid capacity and infrastructure constraints in China as well as localized government limitations on wind power in China.
Revenue for our high-voltage capacitor products was $12.5 million for the first quarter of 2017, representing an increase of 52% compared with $8.2 million for the same period in the prior year. This change was due to unusually low sales in the first quarter of 2016 associated with delays in Chinese customer orders while waiting for the release of China’s new 5-year plan, which was released at the end of the first quarter of 2016. Due to the sale of the microelectronics product line in April 2016, there was no microelectronics product revenue for the first quarter of 2017 compared with $3.5 million for the first quarter of 2016.
As of March 31, 2017, we had cash and cash equivalents of $20.9 million. Management believes that this available cash balance will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months. In addition, we have a revolving line of credit available up to a maximum of $25.0 million, subject to a borrowing base limitation, and we have not borrowed any amounts under this facility to date. In the future, we may decide to supplement existing cash and planned cash flow from operations by borrowing funds or by issuing additional debt or equity.
On April 10, 2017, we entered into a stock purchase agreement with SDIC Fund Management Co., Ltd. (“SDIC”), pursuant to which we agreed to issue and sell to SDIC 7.4 million shares of the Company’s common stock for $6.32 per share, for an aggregate purchase price of approximately $46.6 million (the “Transaction”) to be used for strategic developments, including dry battery electrode development, as well as working capital and general corporate purposes. The Transaction is subject to certain closing conditions, including clearance by the Committee on Foreign Investments in the United States as well as completion of filings with relevant Chinese governmental authorities, and is expected to close in the third quarter of 2017.
Overall gross margin during the quarter decreased to 23% compared with 27% in the first quarter of 2016, primarily associated with a change in product mix which no longer includes sales of higher margin microelectronics products and an increase in product costs due to higher unabsorbed fixed costs associated with the lower sales volume. Operating expenses in the first quarter of 2017 increased to 57% of revenue, compared with 45% of revenue in the same period one year ago, primarily attributable to significantly lower revenue in the first quarter of 2017, partially offset by lower operating expenses due to our restructuring and cost reduction efforts.
Going forward, we intend to continue focusing on growing our business and strengthening our market leadership and brand recognition through further penetration of existing markets, entry into new markets and development of new products. Our primary focus is on growing our ultracapacitor business by increasing sales into primary applications, including transportation, renewable energy and backup power. In order to achieve our growth objectives, we will need to overcome risks and challenges facing our business.

A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including some that are driven by government policies and subsidy programs. The markets may decline or experience slower rates of growth when there are changes or delays in government policies and subsidy programs. For example, a large portion of our current ultracapacitor business is concentrated in the Chinese hybrid transit bus and wind energy markets, which are heavily dependent on government regulation and subsidy programs. The Chinese government has provided subsidy programs, that vary year to year, targeting plug in hybrid diesel-electric buses. For 2016, the Chinese government renewed the subsidy program which provided subsidies for large plug in hybrid diesel-electric buses, but at a reduced reimbursement rate, and put into place a new subsidy program for medium plug in hybrid diesel-electric buses. However, it is unclear if bus OEM’s in China will adopt ultracapacitor based plug in hybrid diesel-electric designs for this class of bus. Also in 2016, the Chinese government proposed a new registration requirement for energy storage manufacturers who sell into the automotive and heavy transportation markets, requiring localization of manufacturing, and released an updated subsidy program for 2017. In 2017, the subsidies offered will require a manufacturer to be registered in order for its customers, who are ultimately manufacturing the buses, to qualify for the subsidy, and we cannot be certain whether our customers will qualify for the subsidy. For 2017 and beyond, we may continue to see variability in revenue as a result of uncertainty regarding how these changes and potential changes to the China government subsidy will impact our sales into the hybrid transit vehicle market. In January 2017, to enable our products to be fully localized in support of the recent China government requirements, we licensed our module designs targeting the China bus market to CRRC-SRI, who is obligated to exclusively use our 2.7-volt and 3-volt ultracapacitor cells in local production lines to manufacture the modules. In addition, we intend to continue to leverage our long-standing expertise in the China bus market to jointly design additional, next-generation products, which we expect CRRC-SRI to manufacture in the years to come.
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
Other significant risks and challenges we face include the ability to achieve profitability; the ability to develop our management team, product development infrastructure and manufacturing capacity to facilitate growth; competing technologies that may capture market share and interfere with our planned growth; difficulties in executing our restructuring plan; and hiring, developing and retaining key personnel critical to the execution of our strategy. We are attentive to these risks and are focusing on developing new products and promoting the value proposition of our products versus competing technologies and growing our revenue and profit in the years to come.
Current Year Highlights
During the three months ended March 31, 2017, we continued to focus on introducing new products, winning new customers, developing new product applications, adjusting production capacity, reducing costs to align with near-term revenue forecasts, and improving production and other operational processes. Some of these efforts are described below:

•
In January 2017, we announced a definitive agreement with CRRC-SRI to localize manufacturing of our ultracapacitor-based modules for use in the China new energy bus market. Under the terms of the agreement, localized production of our ultracapacitor-based modules is expected to begin in China in the second half of 2017, coinciding with the peak buying season for China's new energy bus market. The production of bus modules extends our strategic partnership with CRRC-SRI and we believe will enable us to compete more effectively in the China bus market moving forward.

•
In February 2017, we announced that we entered into an agreement to acquire substantially all of the assets and business of Nesscap Energy, Inc., a developer and manufacturer of ultracapacitor products for use in transportation, renewable energy, industrial and consumer markets. On April 28, 2017, we completed this acquisition through the issuance of approximately 4.1 million shares of Maxwell common stock and the assumption of certain liabilities. The acquisition of Nesscap adds complementary businesses to our operations and expands our portfolio of products and we believe the acquisition will add value for our customers.

•
In April 2017, we announced the signing of a stock purchase agreement with SDIC Fund Management Co., Ltd. ("SDIC Fund Management"), which is expected to bring approximately $46.6 million in cash to Maxwell before transaction costs. The cash is to be used for strategic developments, including dry battery electrode development, as well as working capital and general corporate purposes. SDIC Fund Management has significant investments in China's energy storage industry, including top battery companies, major system integrators in the new energy market, as well as leading OEMs in the China auto and grid industries. Following the closing of the transaction, SDIC Fund Management's ownership stake in Maxwell's common stock is anticipated to represent approximately 19.9% of Maxwell's total issued and outstanding shares of common stock on a pre-issuance basis.

Results of Operations
Comparison of Three Months Ended March 31, 2017 and 2016
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Revenue	100%	100%
Cost of revenue	77%	73%
Gross profit	23%	27%
Operating expenses:
Selling, general and administrative	36%	28%
Research and development	17%	16%
Restructuring and exit costs	4%	1%
Total operating expenses	57%	45%
Loss before income taxes	(34)%	(18)%
Income tax provision	5%	1%
Net loss	(39)%	(19)%
Net loss reported for the first quarter of 2017 was $10.4 million, or $0.32 per share, compared with a net loss of $6.8 million, or $0.22 per share, in the same period one year ago. This increase in net loss was primarily driven by a decrease in ultracapacitor product revenue, mainly associated with lower sales for hybrid transit vehicle applications and wind energy applications in China which were primarily related to changes in China’s subsidy programs, as well as the sale of our microelectronics product line in the second quarter of 2016. Additionally, net loss was impacted by $1.0 million of restructuring charges in the first quarter of 2017. These increases in net loss were partially offset by operating expense savings resulting from our restructuring and cost reduction efforts.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	Decrease	% Change
Revenue	$26,686	$35,203	$(8,517)	(24)%
Cost of revenue	20,495	25,550	(5,055)	(20)%
% of Revenue	77%	73%
Gross profit	$6,191	$9,653	$(3,462)	(36)%
% of Revenue	23%	27%

Revenue. During the first quarter of 2017, revenue decreased 24% to $26.7 million, compared with $35.2 million in the same period one year ago. This decrease in revenue was primarily related to lower revenue for our ultracapacitor product line, which decreased by $9.3 million, or 39%, to $14.2 million from $23.5 million. The decrease in ultracapacitor product revenue for the first quarter of 2017 was composed of lower volume of $8.4 million, lower prices of $0.8 million and other changes primarily related to product mix of $0.1 million. The decrease in ultracapacitor sales volume was primarily due to government subsidy program changes in China, particularly a proposed requirement to localize product manufacturing, which significantly decreased sales for hybrid transit vehicle applications. Additionally, sales volume for wind energy applications decreased due to grid capacity and infrastructure constraints in China as well as localized government limitations on wind power in China.
Revenue for our high-voltage products increased by $4.3 million or 52% to $12.5 million for the first quarter of 2017, compared with $8.2 million for the same period one year ago. This change was due to unusually low sales in the first quarter of 2016 associated with delays in Chinese customer orders while waiting for the release of China’s new 5-year plan, which was released at the end of the first quarter of 2016. Due to the sale of the product line in April 2016, there was no microelectronics product revenue for the first quarter of 2017 compared with $3.5 million for the same period in the prior year.
A substantial amount of our revenue is generated through our Swiss subsidiary, which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the first quarter of 2017 compared with the same period one year ago, revenue was negatively impacted by $0.2 million.
Gross Profit and Gross Margin. During the first quarter of 2017, gross profit decreased $3.5 million, or 36%, to $6.2 million compared with $9.7 million in the same period one year ago. This decrease in gross profit was primarily associated with lower ultracapacitor product sales volume, and an increase in ultracapacitor product costs due to higher unabsorbed fixed costs associated with the lower sales volume. As a percentage of revenue, gross margin decreased to 23% in the first quarter of 2017 compared with 27% in the same period one year ago. The decrease in gross margin was primarily associated with a change in product mix which no longer includes sales of higher margin microelectronics products and an increase in product costs due to higher unabsorbed fixed costs associated with the lower sales volume.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	Decrease	% Change
Selling, general and administrative	$9,540	$10,098	$(558)	(6)%
% of Revenue	36%	28%
Selling, general and administrative expenses for the first quarter of 2017 decreased by $0.6 million, or 6%, from the same period in 2016. This decrease was primarily associated with a $0.6 million decrease in professional fees, including lower consulting costs driven by our cost reduction efforts, lower legal fees due to decreased activity in the ongoing SEC and FCPA investigations and shareholder proxy special matters, as well as lower recruiting fees due to executive level recruiting taking place in the first quarter of 2016. Selling, general and administrative expenses increased to 36% of revenue, up from 28% for the same period in 2016, as revenue proportionately decreased more than expenses between the periods.
Research and Development Expense
The following table presents research and development expense for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended March 31,
	2017	2016	Decrease	% Change
Research and development	$4,686	$5,607	$(921)	(16)%
% of Revenue	17%	16%
Research and development expenses for the first quarter of 2017 decreased by $0.9 million, or 16%, from the same period in 2016. The decrease was primarily associated with a decrease of $0.8 million in labor and headcount-related costs primarily related to our restructuring and cost reduction efforts. Research and development expenses were 17% of revenue, up from 16% for the same period in 2016, as revenue proportionately decreased more than expenses between the periods.

Restructuring and Exit Costs
In the first quarter of 2017, our Board of Directors approved a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. We estimate that total charges for the 2017 restructuring plan will be approximately $1.0 million, substantially all of which were incurred in the first quarter of 2017. These charges consist of employee severance costs all of which we expect to be incurred in cash.
During the first quarter of 2017, we recorded charges related to the 2017 restructuring plan of $1.0 million of which $0.3 million was paid in cash during the quarter.
The following table summarizes restructuring and exit costs related to our 2017 restructuring plan for the three months ended March 31, 2017 (in thousands):

Employee Severance Costs
Restructuring liability as of December 31, 2016	$—
Costs incurred	997
Amounts paid	(308)
Restructuring liability as of March 31, 2017	$689
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
During the first quarter of 2016, we recorded charges related to the 2015 restructuring plan of $0.2 million.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax provision of $1.2 million for the first quarter of 2017 compared with $0.5 million for the first quarter of 2016. This provision is primarily related to taxes on income generated by our Swiss subsidiary, which had higher income in the first quarter of 2017. Additionally, the tax rate increased in the first quarter of 2017 as we no longer met certain employment and investment thresholds which had previously qualified us for a tax holiday in Switzerland. We record taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of March 31, 2017, we have recorded a $4.9 million deferred tax liability for Swiss withholding taxes associated with $97.6 million of undistributed earnings of our Swiss subsidiary that are no longer considered indefinitely reinvested. In the event that we repatriate these funds, this withholding tax would become payable to the Swiss government. In the event that we repatriate these funds, this withholding tax would become payable to the Swiss government.
At March 31, 2017, we have a cumulative valuation allowance of $88.4 million offsetting our worldwide net deferred tax assets of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.

Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Total cash provided by (used in):
Operating activities	$(3,825)	$(1,594)
Investing activities	(945)	(2,154)
Financing activities	(10)	335
Effect of exchange rate changes on cash and cash equivalents	315	620
Decrease in cash and cash equivalents	$(4,465)	$(2,793)
Net cash used in operating activities was $3.8 million for the first quarter of 2017 and related primarily to our net loss of $10.4 million, which included non-cash charges of $4.0 million, and an increase in accounts receivable of $3.4 million primarily related to timing of receipts and a higher proportion of shipments in the last month of the quarter. These decreases in cash were partially offset by an increase in deferred revenue and customer deposits of $2.6 million primarily related to amounts received from CRRC-SRI under the localization agreement, an increase in accounts payable and accrued liabilities of $1.6 million primarily related to the timing of payments and a decrease in inventory of $1.9 million related to efforts to reduce our inventory levels.
Net cash used in operating activities was $1.6 million for the first quarter of 2016 and related primarily to our net loss of $6.8 million, which included non-cash charges of $4.1 million, and a decrease in accounts payable and accrued liabilities of $10.6 million primarily related to lower procurement activity in the first quarter of 2016. These decreases in cash were partially offset by a decrease in accounts receivable of $13.1 million. The decrease in accounts receivable was primarily related to the high volume of sales in the fourth quarter of 2015 which were then substantially collected in the first quarter of 2016.
Net cash used in operating activities increased $2.2 million to $3.8 million for the first quarter of 2017 compared with $1.6 million for the first quarter of 2016. Cash flows from operating activities were negatively impacted by lower revenue and gross profit in 2017. This negative impact was partially offset by working capital changes which had a positive effect on cash flow of $2.6 million for the first quarter of 2017, compared with a positive effect of $1.2 million in the first quarter of 2016.
Net cash used in investing activities was $0.9 million for the first quarter of 2017 compared with cash used in investing activities of $2.2 million for the first quarter of 2016. Net cash used in investing activities during the first quarter of 2017 consisted of capital expenditures primarily related to improvements in manufacturing processes and new product testing and production. Net cash used in investing activities for the three months ended March 31, 2016 primarily related to capital expenditures for our corporate research and development facility in San Diego, California.
Net cash used in financing activities was $10,000 for the first quarter of 2017 compared with $0.3 million provided by financing activities, related to proceeds from our employee stock purchase plan of $0.3 million, for the same period in 2016.
Liquidity
As of March 31, 2017, we had approximately $20.9 million in cash and cash equivalents, and working capital of $46.9 million. As discussed below, in July 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of March 31, 2017, the amount available under the Revolving Line of Credit was $14.9 million. No amounts have been borrowed under this Revolving Line of Credit as of March 31, 2017.
In addition, in June 2014, we filed a shelf registration statement on Form S-3 with the SEC which allows us to sell up to $125 million of our common stock, warrants, debt securities or units. On June 30, 2014, the registration statement was declared effective by the SEC, which allows us to access the capital markets for the three year period following this effective date. As of March 31, 2017, approximately $115 million is available under this registration statement.

On April 10, 2017, we entered into a stock purchase agreement with SDIC Fund Management Co., Ltd. (“SDIC”), pursuant to which we agreed to issue and sell to SDIC approximately 7.4 million shares of the Company’s common stock for $6.32 per share, for an aggregate purchase price of approximately $46.6 million (the “Transaction”) to be used for strategic developments, including dry battery electrode development, as well as working capital and general corporate purposes. The Transaction is subject to certain closing conditions, including clearance by the Committee on Foreign Investments in the United States as well as completion of filings with relevant Chinese governmental authorities, and is expected to close in the third quarter of 2017.
As of March 31, 2017, the amount of cash and short-term investments held by foreign subsidiaries was $14.3 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate these funds at a rate of approximately 5%. We have accrued the tax expense associated with the potential future repatriation of these funds.
During the first quarter of 2017, our Board approved a comprehensive restructuring plan for our businesses that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities. We incurred total aggregate charges of approximately $1.0 million related to this restructuring plan in the first quarter of 2017, primarily in severance and related costs, and we do not anticipate significant additional charges related to this restructuring plan. Most of these charges are cash expenditures and $0.3 million was paid in the first quarter of fiscal 2017.
In connection with our acquisition of substantially all of the assets and business of Nesscap, we expect to incur approximately $3.5 million to $4.5 million in cash expenditures. The acquisition was completed in the second quarter of 2017.
Credit Facilities
Revolving Line of Credit
In July 2015, we entered into the Loan Agreement and related agreements with EWB, whereby EWB made available to us a secured credit facility in the form of the Revolving Line of Credit. The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of March 31, 2017, the amount available under the Revolving Line of Credit was $14.9 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 100% of our equity interests in the Company’s Swiss subsidiary. The obligations under the Loan Agreement are guaranteed by the Swiss Subsidiary. The Revolving Line of Credit will mature on July 3, 2018. In the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, we may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. We are currently in compliance with the financial covenants that we are required to meet during the term of the credit agreement including the minimum four-quarter rolling EBITDA, quarterly minimum quick ratio and minimum cash requirements. On February 28, 2017, we entered into an amendment to the Loan Agreement to approve the acquisition of substantially all of the assets and business of Nesscap Energy, Inc., and to modify certain financial covenants.
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
We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of March 31, 2017.
Other long-term borrowings
We have various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 0.9% to 3.9%. At March 31, 2017 and December 31, 2016, $75,000 and $83,000 respectively, was outstanding under these financing agreements.
Critical Accounting Estimates
We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2016.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers. We have begun the process of evaluating our standard product sales arrangements and have not yet identified any expected material impact on the timing and measurement of revenue for these arrangements from the adoption of this standard; however, we have not yet formalized our final conclusions from this review process. We are still evaluating the impact of adoption on non-product sale arrangements, which represent less than five percent of revenue. We have also developed a comprehensive project plan to guide implementation of the new standard. We have not yet determined our method of adoption for the new accounting standard.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance is effective for us in the current quarter. The adoption of this standard results in the recognition of approximately $10.0 million of deferred tax assets related to stock-based compensation and a corresponding increase in our valuation allowance, which will be disclosed in the notes to our consolidated financial statements in our Annual Report on Form 10-K. The adoption of this standard does not have a material effect on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. The guidance will be effective for us in the first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. We early adopted this standard in the fourth quarter of 2016 resulting in the reclassification of restricted cash in the presentation of our consolidated statements of cash flows. In accordance with our early adoption of ASU No. 2016-18, for the three months ended March 31, 2016, the retrospective restatement was limited to including restricted cash balances in the amount of $0.4 million in beginning and ending cash, cash equivalents and restricted cash balances in the consolidated statements of cash flows. The retrospective adoption did not impact reported net loss and does not otherwise have a material impact on the presentation of our overall financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business and adds further guidance in evaluating whether a transaction should be accounted for as an acquisition of an asset or a business. This standard will be effective for us in the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. We early adopted this standard on January 1, 2017.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for us in the first quarter of 2020, with early adoption permitted as of January 1, 2017; adoption is to be applied on a prospective basis. The adoption of the standard will not materially impact our consolidated financial statements unless step one of the annual goodwill impairment test fails. We early adopted this standard on January 1, 2017.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. This standard will have an impact our loss from operations but will have no material impact on our net loss or net loss per share. The standard is effective for us in the first quarter of 2018, with adoption to be applied on a retrospective basis.
There have been no other recent accounting standards, or changes in accounting standards, during the three months ended March 31, 2017, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.
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
We have certain monetary assets and liabilities, primarily cash, receivables and payables, denominated in a foreign currency. The fair value of these assets and liabilities are effected by movements in currency exchange rates. As of March 31, 2017, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% would result in a hypothetical loss of $0.1 million. For local currency debt carried by our Swiss subsidiary, the impact of a hypothetical 10% detrimental change in foreign currency exchange rates would result in a hypothetical loss of $8,000, which would be recorded in accumulated other comprehensive income on the consolidated balance sheet.
Interest Rate Risk
At March 31, 2017, we had no outstanding balance under our Revolving Line of Credit. We have various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 0.9% to 3.9%. At March 31, 2017, $75,000 was outstanding under these financing agreements, $34,000 of which is classified as long-term debt. As these borrowings are minor, changes in interest rates would not significantly impact our financial results.

Fair Value Risk
We had a net pension asset of $9.2 million and $8.9 million as of March 31, 2017 and December 31, 2016, respectively. As of the last fair value measurement date of December 31, 2016, the net pension asset included plan assets with a fair value of $39.0 million. The plan assets consisted of 52% debt and equity securities, 43% real estate investment funds and 5% of cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate investment funds is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which are incorporated herein by reference.
Items 2, 3 and 4 are not applicable and have been omitted.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1
Amended and Restated Bylaws of Maxwell Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 27, 2017 (SEC file no. 001-15477)).

10.1
Localization Agreement, dated January 25, 2017, by and between Maxwell Technologies, Inc. and CRRC Qingdao Sifang Rolling Stock Research Institute Co., Ltd. (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (SEC file no. 001-15477)).†

10.2
Amendment No. 4 to Loan and Security Agreement between Maxwell Technologies, Inc. and East West Bank, dated March 1, 2017 (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (SEC file no. 001-15477)).

10.3
Arrangement Agreement, dated February 28, 2017, between Maxwell Technologies, Inc. and Nesscap Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2017 (SEC file no. 001-15477)).

10.4	Amending Agreement to the Arrangement Agreement, dated March 21, 2017, between Maxwell Technologies, Inc. and Nesscap Energy, Inc. *

10.5
Form of Voting Agreement, dated February 28, 2017, among Maxwell Technologies, Inc., Nesscap Energy, Inc. and each of the shareholders a party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2017 (SEC file no. 001-15477)).

10.6
Principal Shareholder Agreement, dated February 28, 2017, among Maxwell Technologies, Inc. and I2BF Energy, Limited and Arbat Capital Group Ltd. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2017 (SEC file no. 001-15477)).

10.7
Stock Purchase Agreement, dated April 10, 2017, between Maxwell Technologies, Inc. and SDIC Fund Management Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2017 (SEC file no. 001-15477)).

10.8
Principal Shareholder Agreement, dated April 10, 2017, between Maxwell Technologies, Inc. and SDIC Fund Management Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2017 (SEC file no. 001-15477)).

10.9
Registration Rights Agreement, dated April 10, 2017, between Maxwell Technologies, Inc. and SDIC Fund Management Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2017 (SEC file no. 001-15477)).

10.10
Agreement, dated as of April 10, 2017, by and among Maxwell Technologies, Inc. and Viex Capital Advisors, LLC and its affiliates (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2017 (SEC file no. 001-15477)).

10.11	Form of Non-Employee Director Restricted Stock Unit Deferral Election. *

10.12	Form of Non-Employee Director Fee Election. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. *

______________

*	Filed herewith.

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

MAXWELL TECHNOLOGIES, INC.

Date:	May 10, 2017	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	May 10, 2017	By:	/s/ David Lyle
David Lyle
Senior Vice President, Chief Financial Officer, Treasurer and Secretary