Form 10-Q
period 2017-06-30
MAXWELL TECHNOLOGIES INC
filed 2017-08-08
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2017
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
The number of shares of the registrant’s Common Stock outstanding as of August 1, 2017 is 37,039,009 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2017

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2017, and the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
In addition, operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2017.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$19,181	$25,359
Trade and other accounts receivable, net of allowance for doubtful accounts of $28 and $26 as of June 30, 2017 and December 31, 2016, respectively	30,331	20,441
Inventories, net	30,174	32,248
Prepaid expenses and other current assets	4,101	4,407
Total current assets	83,787	82,455
Property and equipment, net	27,217	26,120
Intangible assets, net	11,469	—
Goodwill	35,592	22,799
Pension asset	9,670	8,887
Other non-current assets	868	613
Total assets	$168,603	$140,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,467	$19,181
Accrued employee compensation	7,564	6,152
Deferred revenue and customer deposits	5,802	3,967
Short-term borrowings and current portion of long-term debt	20	40
Total current liabilities	39,853	29,340
Deferred tax liability, long-term	8,805	8,580
Long-term debt, excluding current portion	57	43
Employee severance benefit obligation	3,354	—
Other long-term liabilities	2,846	2,089
Total liabilities	54,915	40,052
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.10 par value per share, 80,000 shares authorized at June 30, 2017 and December 31, 2016; 36,934 and 32,135 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3,691	3,210
Additional paid-in capital	325,032	296,316
Accumulated deficit	(224,621)	(204,104)
Accumulated other comprehensive income	9,586	5,400
Total stockholders’ equity	113,688	100,822
Total liabilities and stockholders’ equity	$168,603	$140,874

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$37,103	$34,135	$63,789	$69,338
Cost of revenue	29,276	24,154	49,771	49,704
Gross profit	7,827	9,981	14,018	19,634
Operating expenses:
Selling, general and administrative	12,070	8,223	21,610	18,321
Research and development	4,430	5,461	9,116	11,068
Restructuring and exit costs	—	109	997	297
Total operating expenses	16,500	13,793	31,723	29,686
Loss from operations	(8,673)	(3,812)	(17,705)	(10,052)
Gain on sale of product line	—	(6,657)	—	(6,657)
Interest expense, net	97	61	160	131
Other income	(52)	(47)	(53)	(131)
Foreign currency exchange loss, net	18	64	115	203
Income (loss) before income taxes	(8,736)	2,767	(17,927)	(3,598)
Income tax provision	1,382	600	2,590	1,083
Net income (loss)	$(10,118)	$2,167	$(20,517)	$(4,681)
Net income (loss) per share
Basic and diluted	$(0.28)	$0.07	$(0.61)	$(0.15)
Weighted average common shares outstanding:
Basic	35,526	31,842	33,871	31,746
Diluted	35,526	32,027	33,871	31,746

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(10,118)	$2,167	$(20,517)	$(4,681)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,814	(1,070)	4,126	872
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax provision of $13 for the three months ended June 30, 2016; net of tax provision of $25 for the six months ended June 30, 2016	—	49	—	97
Amortization of prior service cost, net of tax provision of $8 for each of the three months ended June 30, 2017 and 2016; net of tax provision of $15 for each of the six months ended June 30, 2017 and 2016	31	30	60	60
Other comprehensive income (loss), net of tax	2,845	(991)	4,186	1,029
Comprehensive income (loss)	$(7,273)	$1,176	$(16,331)	$(3,652)

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(20,517)	$(4,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,407	4,966
Amortization of intangible assets	202	—
Loss on lease due to restructuring	—	87
Pension and employee severance obligation cost	277	318
Stock-based compensation expense	3,792	2,662
Gain on sale of property and equipment	—	(131)
Gain on sale of product line	—	(6,657)
Unrealized (gain) loss on foreign currency exchange rates	(22)	39
Release of tax liability	—	(1,518)
Provision for losses on accounts receivable	2	67
Provision for losses on inventory	828	139
Provision for warranties	209	307
Changes in operating assets and liabilities:
Trade and other accounts receivable	(6,751)	14,831
Inventories	6,057	(5,186)
Prepaid expenses and other assets	(599)	(628)
Pension asset	(305)	(297)
Accounts payable and accrued liabilities	4,714	(10,719)
Deferred revenue and customer deposits	1,351	249
Accrued employee compensation	240	(495)
Deferred tax liability	(190)	(10)
Other long-term liabilities	(197)	(331)
Net cash used in operating activities	(6,502)	(6,988)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,060)	(3,629)
Proceeds from sale of property and equipment	—	133
Cash used in acquisition, net of cash acquired	(97)	—
Proceeds from sale of product line	1,500	20,486
Net cash provided by (used in) investing activities	(657)	16,990
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(17)	(21)
Proceeds from issuance of common stock under equity compensation plans	194	613
Net cash provided by financing activities	177	592
Effect of exchange rate changes on cash, cash equivalents and restricted cash	804	399
Increase (decrease) in cash, cash equivalents and restricted cash	(6,178)	10,993
Cash, cash equivalents and restricted cash, beginning of period	25,359	24,782
Cash, cash equivalents and restricted cash, end of period	$19,181	$35,775

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unless the context otherwise requires, all references to “Maxwell,” the “Company,” “we,” “us,” and “our,” refer to Maxwell Technologies, Inc. and its subsidiaries; all references to “Maxwell SA” refer to the Company’s Swiss subsidiary, Maxwell Technologies, SA; all references to “Nesscap Korea” refer to the Company’s Korean subsidiary, Nesscap Co., Ltd.
Note 1 – Description of Business and Basis of Presentation
Description of Business
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, and has three manufacturing facilities located in Rossens, Switzerland; Yongin, South Korea and Peoria, Arizona. In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment, which is comprised of two product lines:

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

In April 2017, the Company acquired substantially all of the assets and business of Nesscap Energy, Inc. (“Nesscap”), a developer and manufacturer of ultracapacitor products for use in transportation, renewable energy, industrial and consumer markets. The acquisition added complementary businesses to the Company’s operations and expanded the Company’s portfolio of ultracapacitor products.
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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include, but are not limited to, assessing the collectability of accounts receivable, applied and unapplied production costs, production capacities, the usage and recoverability of inventories and long-lived assets, deferred income taxes, the incurrence of warranty obligations, the fair value of acquired tangible and intangible assets, impairment of goodwill and intangible assets, estimation of the cost to complete certain projects, estimation of pension assets and liabilities, estimation of employee severance benefit obligations, accruals for estimated losses for legal matters, and estimation of the value of stock-based compensation awards, including the probability that the performance criteria of restricted stock unit awards will be met.
Income Taxes
As of June 30, 2017, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $91.0 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
The Company records taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of June 30, 2017, the Company has recorded a $4.9 million deferred tax liability for Swiss withholding taxes associated with $97.6 million of undistributed earnings of its Swiss subsidiary that are no longer considered indefinitely reinvested. In the event that the Company repatriates these funds, these withholding taxes would become payable.
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
Long-Lived Assets and Intangible Assets
The Company records intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives of eight to fourteen years.
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Warranty Obligation
The Company provides warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of June 30, 2017 and December 31, 2016, the accrued warranty liability included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets was $2.0 million and $1.2 million, respectively.
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
A portion of our revenue is derived from sales to distributors. Distributor revenue is recognized when all of the criteria for revenue recognition are met, which is generally the time of shipment to the distributor; all returns and credits are estimable and not significant. Certain distributor agreements of Nesscap Korea provide for significant rights of return and price adjustment; revenue related to these distributors is deferred until the period in which the distributor sells through the inventory to the end customer.
Revenue from production-type contracts, which represents less than five percent of total revenue, is recognized using the percentage of completion method. The degree of completion is determined based on costs incurred as a percentage of total costs anticipated, excluding costs that are not representative of progress to completion.
Total deferred revenue and customer deposits in the consolidated balance sheets as of June 30, 2017 and December 31, 2016 was $5.8 million and $4.0 million, respectively, and primarily relates to cash received under the localization agreement with CRRC-SRI which will be recognized over the ten-year term of the agreement, amounts received in advance from a customer in connection with a production-type contract for which revenue is recognized using the percentage of completion method, payments received under a joint development agreement, which are recognized as an offset to research and development expense as services are performed, deferred revenue for distributors on the sell-through method of recognition, and customer advances.
Liquidity
As of June 30, 2017, the Company had approximately $19.2 million in cash and cash equivalents, and working capital of $43.9 million. In July 2015, the Company entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit which is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of June 30, 2017, no amounts have been borrowed under this revolving line of credit and the amount available was $15.5 million. Management believes the available cash balance, along with the available borrowings under the revolving line of credit, will be sufficient to fund operations, obligations as they become due, and capital investments for at least the next twelve months.
On April 10, 2017, the Company entered into a stock purchase agreement with SDIC Fund Management Co., Ltd. (“SDIC Fund”), pursuant to which the Company agreed to issue and sell to SDIC approximately 7.4 million shares of the Company’s common stock for $6.32 per share, for an aggregate purchase price of approximately $46.6 million (the “Transaction”) to be used for strategic developments, including dry battery electrode development, as well as working capital and general corporate purposes. The Transaction is subject to certain closing conditions, including clearance by the Committee on Foreign Investments in the United States (“CFIUS”) as well as completion of filings with relevant Chinese governmental authorities. On August 4, 2017, just prior to the August 7, 2017 expiration date of the investigation phase of the CFIUS review process, the Company and SDIC Fund mutually agreed to voluntarily withdraw the CFIUS filing thereby allowing for additional time for review and discussion with CFIUS regarding the transaction. The Company and SDIC Fund are continuing to work with CFIUS and our advisors to address the remaining open information requests before refiling.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net income (loss)	$(10,118)	$2,167	$(20,517)	$(4,681)
Denominator
Weighted-average common shares outstanding	35,526	31,842	33,871	31,746
Effect of potentially dilutive securities:
Restricted stock awards	—	9	—	—
Restricted stock unit awards	—	168	—	—
Employee stock purchase plan	—	8	—	—
Weighted-average common shares outstanding, assuming dilution	35,526	32,027	33,871	31,746
Net income (loss) per share
Basic and diluted	$(0.28)	$0.07	$(0.61)	$(0.15)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Outstanding options to purchase common stock	393	661	393	636
Unvested restricted stock awards	30	99	30	158
Unvested restricted stock unit awards	2,499	471	2,499	1,742
Bonus to be paid in stock awards	226	—	226	180
Business Combinations
The Company accounts for businesses it acquires in accordance with ASC Topic 805, Business Combinations, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. The Company may utilize third-party valuation specialists to assist the Company in the allocation. Initial purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers. The Company is in the process of evaluating its standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which is currently deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company anticipates a change in the recognition of such distributor revenue whereby revenue is estimated and recognized in the period in which the Company sells the product to the distributor; the adoption impact is expected to be less than $1.0 million. Other than this impact, the Company has not yet identified any expected material impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard; however, the Company has not yet formalized its final conclusions from this review process. The Company is still evaluating the impact of adoption on non-product sales arrangements, which represent less than five percent of revenue. The Company has also developed a comprehensive project plan to guide implementation of the new standard. The Company intends to adopt the new standard using the modified retrospective transition method effective January 1, 2018.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance was effective for the Company in the first quarter of 2017. The adoption of this standard resulted in the recognition of approximately $10.0 million of deferred tax assets related to stock-based compensation and a corresponding increase in the Company’s valuation allowance, which will be disclosed in the Company’s notes to the consolidated financial statements in its Annual Report on Form 10-K.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. The Company early adopted this standard in the fourth quarter of 2016. In accordance with the Company’s early adoption of ASU No. 2016-18, for the six months ended June 30, 2016, the retrospective restatement was limited to including restricted cash balances in the amount of $0.4 million in beginning and $0.1 million in ending cash, cash equivalents and restricted cash balances in the consolidated statements of cash flows. The retrospective adoption did not impact reported net loss and does not otherwise have a material impact on the presentation of the overall financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business and adds further guidance in evaluating whether a transaction should be accounted for as an acquisition of an asset or a business. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company early adopted this standard on January 1, 2017 and the adoption did not have an effect on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis. The adoption of the standard will not materially impact the Company's consolidated financial statements unless step one of the annual goodwill impairment test fails. The Company early adopted this standard on January 1, 2017 and the adoption did not have an effect on the Company’s consolidated financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have an impact on the Company’s consolidated financial statements.
There have been no other recent accounting standards, or changes in accounting standards, during the six months ended June 30, 2017, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to the Company.
Note 2 – Balance Sheet Details (in thousands)
Inventories, net

	June 30, 2017	December 31, 2016
Raw materials and purchased parts	$10,386	$12,980
Work-in-process	2,819	858
Finished goods	18,771	19,492
Reserves	(1,802)	(1,082)
Total inventories, net	$30,174	$32,248

Warranty
Activity in the warranty reserve, which is included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets, is as follows:

	Six Months Ended June 30,
	2017	2016
Beginning balance	$1,213	$1,288
Acquired liability from Nesscap	773	—
Product warranties issued	270	213
Settlement of warranties	(181)	(226)
Changes related to preexisting warranties	(61)	(69)
Ending balance	$2,014	$1,206
Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2016	$7,826	$(2,426)	$5,400
Other comprehensive income before reclassification	4,126	—	4,126
Amounts reclassified from accumulated other comprehensive income	—	60	60	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the six months ended June 30, 2017	4,126	60	4,186
Balance as of June 30, 2017	$11,952	$(2,366)	$9,586
Note 3 – Business Combination
On April 28, 2017, the Company acquired substantially all of the assets and business of Nesscap Energy, Inc. (“Nesscap”), a developer and manufacturer of ultracapacitor products for use in transportation, renewable energy, industrial and consumer markets, in exchange for the issuance of approximately 4.1 million shares of Maxwell common stock (the “Share Consideration”) and the assumption of certain liabilities pursuant to the terms of the previously announced Arrangement Agreement dated as of February 28, 2017 between Maxwell and Nesscap (the “ Nesscap Acquisition”). The value of the Share Consideration was approximately $25.3 million based on the closing price of the Company’s common stock on April 28, 2017. Additionally, per the Arrangement Agreement, the Company paid approximately $1.0 million of transaction taxes on behalf of the seller. The Nesscap Acquisition was effected by means of a court-approved statutory plan of arrangement and was approved by the requisite vote cast by shareholders of Nesscap at a special meeting of Nesscap’s shareholders held on April 24, 2017.
The Share Consideration represents approximately 11.3% of the outstanding shares of Maxwell, based on the number of shares of Maxwell common stock outstanding as of April 28, 2017.
The Nesscap Acquisition adds scale to the Company’s operations and expands the Company’s portfolio of ultracapacitor products.
The fair value of the purchase price consideration consisted of the following (in thousands):

Maxwell common stock	$25,294
Settlement of seller’s transaction expenses	1,006
Total estimated purchase price	$26,300

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method of accounting, the Company recorded the acquisition based on the fair value of the consideration given and the cash consideration paid. The Company allocated the acquisition consideration paid to the identifiable assets acquired and liabilities assumed based on their respective preliminary fair values at the date of completion of the acquisition. Any excess of the value of consideration paid over the aggregate fair value of those net assets has been recorded as goodwill, which is attributable to expected synergies from combining operations, the acquired workforce, as well as intangible assets which do not qualify for separate recognition. The Company has not yet determined the allocation of goodwill to its reporting units. The goodwill associated with the acquisition is not deductible for income tax purposes.
The preliminary fair values of net tangible assets and intangible assets acquired were based upon preliminary valuations and the Company's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to a license termination liability, income taxes and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair values of the net assets acquired during the measurement period.
The following table summarizes the preliminary allocation of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair Value
Cash and cash equivalents	$909
Accounts receivable	2,545
Inventories	4,397
Prepaid expenses and other assets	764
Property and equipment	3,314
Intangible assets	11,800
Accounts payable, accrued compensation and other liabilities	(5,713)
Employee severance obligation	(3,340)
Total identifiable net assets	14,676
Goodwill	11,624
Total purchase price	$26,300
The fair value of inventories acquired included an acquisition accounting fair market value step-up of $0.7 million. In the three months ended June 30, 2017, the Company recognized $0.3 million of the step-up as a component of cost of revenue for acquired inventory sold during the period. Included in inventory as of June 30, 2017, was $0.4 million relating to the remaining fair value step-up associated with the acquisition.
For the three and six months ended June 30, 2017, acquisition-related costs of $1.5 million and $1.8 million, respectively, were included in selling, general, and administrative expenses in the Company's condensed consolidated statements of operations.
The following table presents details of the preliminary identified intangible assets acquired through the Nesscap Acquisition (in thousands):

	Estimated Useful Life (in years)	Fair Value
Customer relationships - institutional	14	$3,200
Customer relationships - non-institutional	10	4,400
Trademarks and trade names	10	1,500
Developed technology	8	2,700
Total intangible assets		$11,800

The fair value of the $11.8 million of identified intangible assets acquired in connection with the Nesscap Acquisition was estimated using an income approach. Under the income approach, an intangible asset's fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. More specifically, the fair values of the customer relationship intangible assets were determined using the multi-period excess earnings method, which estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable only to the intangible asset. The fair values of the trademark and trade names and developed technology intangible assets were valued using the relief from royalty method, which is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset.
The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented, as if the Nesscap Acquisition had occurred at the beginning of fiscal year 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$38,096	$39,675	$69,948	$78,640
Net income (loss)	(9,346)	1,264	(20,487)	(6,655)
Net income (loss) per share:
Basic	(0.25)	0.04	(0.56)	(0.19)
Diluted	(0.25)	0.03	(0.56)	(0.19)
Weighted average common shares outstanding:
Basic	36,757	35,989	36,511	35,893
Diluted	36,757	36,174	36,511	35,893
The unaudited pro forma information has been adjusted to reflect the following:

•	Amortization expense for acquired intangibles and removal of Nesscap historical intangibles amortization

•	Removal of historical Nesscap interest expenses, gains and losses related to debt not acquired

•	Recognition of expense associated with the valuation of inventory acquired

•	Removal of transaction expenses
The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2016 or of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost saving that may be realized from the integration of the acquisition. For the three and six months ended June 30, 2017, $4.1 million of revenue and $0.5 million of net loss included in the Company's condensed consolidated statements of operations were the result of acquired Nesscap operations.
Note 4 – Sale of Microelectronics Product Line
On April 27, 2016, the Company sold substantially all of the assets and liabilities comprising its microelectronics product line to Data Device Corporation, a privately-held Delaware corporation. The transaction purchase price was $21.0 million, subject to a working capital adjustment and a one year $1.5 million escrow holdback on the purchase price, which was received in May 2017.
The assets sold were primarily comprised of inventory, accounts receivable and property and equipment. The liabilities sold were comprised mainly of deferred revenue, accounts payable and other current liabilities. During the first quarter of 2016, the Company met the held for sale criteria in accordance with ASC Topic 380, Impairment or Disposal of Long Lived Assets, and the Company ceased depreciation on the property and equipment and classified the assets to be sold as held for sale. During the second quarter of 2016, all assets and liabilities formerly classified as held for sale were disposed of pursuant to the sale. The sale of the microelectronics product line did not represent a strategic shift that had a major effect on the Company’s operations and financial results. As such, the Company did not account for the disposition as a discontinued operation. During the six months ended June 30, 2016, the Company recorded a gain of $6.7 million related to the sale of the microelectronics product line.

In connection with the sale of the microelectronics product line, the Company guaranteed the future operating lease commitment related to the facility formerly occupied by the microelectronics product line, which was assumed by the buyer. The Company is obligated to perform under the guarantee if Data Device Corporation defaults on the lease at any time during the remainder of the lease agreement. The lease had a remaining lease term of fifteen months from the date of sale and expires on July 31, 2017. As of June 30, 2017, the undiscounted maximum amount of potential future payments under the lease guarantee is $0.1 million. The Company assessed the probability that it will be required to make payments under the terms of the guarantee based upon its actual and expected loss experience. Consistent with the requirements of FASB ASC 460, Guarantees, the Company has not recorded a liability on its consolidated balance sheet as of June 30, 2017 as a loss is not considered probable.
Note 5 – Goodwill and Intangible Assets
In April 2017, the Company acquired substantially all of the assets and business of Nesscap. As of June 30, 2017, the purchase price allocation for the Nesscap Acquisition remains preliminary.
The change in the carrying amount of goodwill from December 31, 2016 to June 30, 2017 was as follows (in thousands):

Balance at December 31, 2016	$22,799
Goodwill from Nesscap Acquisition	11,624
Foreign currency translation adjustments	1,169
Balance at June 30, 2017	$35,592
The composition of intangible assets subject to amortization was as follows (in thousands):

	As of June 30, 2017
	Useful Life (in years)	Gross Initial Carrying Value	Cumulative Foreign Currency Translation Adjustment	Accumulated Amortization	Net Carrying Value
Customer relationships - institutional	14	$3,200	$(36)	$(39)	$3,125
Customer relationships - non-institutional	10	4,400	(50)	(75)	4,275
Trademarks and trade names	10	1,500	(17)	(25)	1,458
Developed technology	8	2,700	(31)	(58)	2,611
Total intangible assets		$11,800	$(134)	$(197)	$11,469
The useful life of intangible assets reflects the period the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized over the useful lives of the assets utilizing the straight-line method, which is materially consistent with the pattern in which the expected benefits will be consumed, calculated using undiscounted cash flows.
Amortization expense of $60,000 was recorded to “cost of revenue” and $142,000 was recorded to “selling, general and administrative” expense for the three and six months ended June 30, 2017. Estimated amortization expense for the remainder of 2017 is $0.6 million. Estimated amortization expense for the years 2018 through 2021 is $1.2 million each year. The expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.
Note 6 – Restructuring and Exit Costs
2017 Restructuring Plan
On February 28, 2017, the Board of Directors of the Company approved a comprehensive restructuring plan that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities. Total charges for the 2017 restructuring plan are approximately $1.0 million, all of which were incurred in the first quarter of 2017. These charges consist of employee severance costs which will all be paid in cash.
For the six months ended June 30, 2017, the Company recorded net charges related to its 2017 restructuring plan of $1.0 million within “restructuring and exit costs” in the condensed consolidated statements of operations. No restructuring charges were incurred during the three months ended June 30, 2017.

The following table summarizes the changes in the Company’s 2017 restructuring plan liability, which is recorded in “accrued employee compensation” in the Company’s condensed consolidated balance sheet, for the six months ended June 30, 2017 (in thousands):

Employee Severance Costs
Restructuring liability as of December 31, 2016	$—
Costs incurred	997
Amounts paid	(600)
Restructuring liability as of June 30, 2017	$397
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
In June 2015, the Company ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the current business forecast. As a result, the Company has recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. As of June 30, 2017 and December 31, 2016, lease obligation liabilities related to this leased space of $0.6 million and $0.8 million, respectively, were included in “accounts payable and accrued liabilities” and “other long term liabilities” in the condensed consolidated balance sheets.
As the 2015 restructuring plan was completed in 2016, there were no restructuring charges or cash payments related to this plan during the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, the Company recorded net charges related to its 2015 restructuring plan of $0.1 million and $0.3 million, respectively, within “restructuring and exit costs” and also recorded $0.1 million of accelerated depreciation expense during the six months ended June 30, 2016 within “cost of revenue” in the condensed consolidated statements of operations. During the three and six months ended June 30, 2016, cash payments in connection with the 2015 restructuring plan were $0.2 million and $0.4 million, respectively, primarily related to employee severance and other exit costs.
Note 7 – Credit Facilities
Revolving Line of Credit
In July 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of June 30, 2017 the amount available under the Revolving Line of Credit was $15.5 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 100% of its equity interests in Maxwell SA. The obligations under the Loan Agreement are also guaranteed directly by Maxwell SA. The Revolving Line of Credit will mature on July 3, 2018. In the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, the Company may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. The Company is currently in compliance with the financial covenants that it is required to meet during the term of the credit agreement including the minimum four-quarter rolling EBITDA, quarterly minimum quick ratio and monthly minimum cash requirements. On February 28, 2017, the Company entered into an amendment to the Loan Agreement to approve the acquisition of substantially all of the assets and business of Nesscap Energy, Inc., and to modify certain financial covenants.
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

The Company is required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of June 30, 2017.
Other Long-term Borrowings
The Company has various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 0.9% to 1.9%. At June 30, 2017 and December 31, 2016, $77,000 and $83,000, respectively, was outstanding under these financing agreements.
Note 8 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. Historically, the financial instruments to which this topic applied were foreign currency forward contracts and the fair value of these foreign currency forward contracts was recorded as a liability or asset in the consolidated balance sheets. During the second quarter of 2016, the Company ceased using foreign currency forward contracts to hedge foreign currency exposure as management determined its foreign currency exposure was no longer sufficiently significant to merit the use of hedging instruments. Therefore, no foreign currency forward contracts were outstanding as of June 30, 2017. The fair value of these derivative instruments was measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC.
The carrying value of short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.
Note 9 – Foreign Currency Derivative Instruments
The Company has historically used forward contracts to hedge certain monetary assets and liabilities, primarily receivables, payables and cash balances, denominated in foreign currencies. During the second quarter of 2016, the Company ceased using foreign currency forward contracts to hedge foreign currency exposure as management determined its foreign currency exposure was no longer sufficiently significant to merit the use of hedging instruments. The change in fair value of these forward contracts represented a natural hedge as gains and losses on these instruments partially offset the changes in the fair value of the underlying monetary assets and liabilities due to movements in currency exchange rates. These forward contracts generally expired in one month. These contracts were considered economic hedges but were not designated as hedges under the Derivatives and Hedging Topic of the FASB ASC, therefore, the change in the fair value of the instrument was recognized each period in the consolidated statement of operations.
The net gains and losses on foreign currency forward contracts included in “foreign currency exchange loss, net” in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total gain (loss)	$(73)	$(88)
The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in “foreign currency exchange loss, net” in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total gain (loss)	$(19)	$(37)
For additional information, refer to Note 8 – Fair Value Measurements.
Note 10 – Stock Plans
The Company has two active stock-based compensation plans as of June 30, 2017: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.

The Company generally issues the majority of employee stock compensation grants in the first quarter of the year; other grants issued during the year are typically for new employees or non-employee directors.
Stock Options
During the three and six months ended June 30, 2017, the Company granted 45,000 stock options which had an average grant date fair value per share of $2.95. During the three and six months ended June 30, 2016, no stock options were granted. Compensation expense recognized for stock options for the three months ended June 30, 2017 and 2016 was $57,000 and $4,000, respectively. Compensation expense recognized for stock options for the six months ended June 30, 2017 and 2016 was $107,000 and $85,000, respectively. The fair value of the stock options granted during the three and six months ended June 30, 2017 was estimated using the Black-Scholes valuation model with the following assumptions:

Three and Six Months Ended June 30, 2017
Expected dividend yield	—%
Expected volatility	59%
Risk-free interest rate	1.87%
Expected term (in years)	5.5
Restricted Stock Awards
Beginning in 2014, the Company ceased granting restricted stock awards (“RSAs”) and began granting restricted stock units (“RSUs”) to employees as part of its annual equity incentive award program, therefore, no restricted stock awards were issued during the three and six months ended June 30, 2017 and 2016. During the three months ended June 30, 2017 and 2016, compensation expense recognized for RSAs was $0.1 million and $0.3 million, respectively. During the six months ended June 30, 2017 and 2016, compensation expense recognized for RSAs was $0.2 million and $9,000, respectively. During the first quarter of 2016, there were significant reversals of previously recorded expense due to terminations under the Company’s 2015 restructuring plan as well as other employee terminations.
Restricted Stock Units
Non-employee directors receive annual RSU awards as part of their annual retainer compensation. These awards vest approximately one year from the date of grant provided the non-employee director provides continued service. Additionally, new directors normally receive RSUs upon their election to the board. The Company also grants RSUs to employees as part of its annual equity incentive award program, with vesting typically in equal annual installments over four years of continuous service. Additionally, the Company grants performance-based restricted stock units (“PSUs”) to executives with vesting contingent on continued service and achievement of specified performance objectives or stock price performance. Each restricted stock unit represents the right to receive one unrestricted share of the Company’s common stock upon vesting.
During the three months ended June 30, 2017, the Company granted 443,704 RSUs of which 254,942 were service-based RSUs with an average grant date fair value of $5.73 per share and 188,762 were PSUs with an average grant date fair value of $6.08 per share. During the six months ended June 30, 2017, the Company granted 1,413,417 RSUs of which 921,655 were service-based RSUs with an average grant date fair value of $5.52 per share and 491,762 were PSUs with an average grant date fair value of $6.77 per share.
During the three months ended June 30, 2016, the Company granted 152,417 RSUs of which 122,085 were service-based RSUs with an average grant date value of $5.10 per share and 30,332 were PSUs with an average grant date fair value of $7.08 per share. During the six months ended June 30, 2016, the Company granted 1,187,631 RSUs of which 854,912 were service-based RSUs with an average grant date value of $5.59 per share and 332,719 were PSUs with an average grant date fair value of $7.50 per share.

For the three months ended June 30, 2017 and 2016, PSUs granted included 30,762 and 30,332 market-condition restricted stock units, respectively. For the six months ended June 30, 2017 and 2016, PSUs granted included 333,762 and 286,495 market-condition restricted stock units, respectively. The market-condition PSUs will vest based on the level of the Company’s stock price performance against a determined market index over one, two and three year performance periods. The market-condition PSUs have the potential to vest between 0% and 200% depending on the Company’s stock price performance and the recipients must remain employed through the end of each performance period in order to vest. The fair value of the market-condition PSUs granted was calculated using a Monte Carlo valuation model with the following assumptions:

	Three and Six Months Ended June 30,
	2017	2016
Expected dividend yield	—%	—%
Expected volatility	53%	62%
Risk-free interest rate	1.55%	1.07%
Expected term (in years)	2.8	3.0
The following table summarizes the amount of compensation expense recognized for RSUs for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
RSU Type	2017	2016	2017	2016
Service-based	$669	$536	$1,337	$1,069
Performance objectives	164	29	170	41
Market-condition	403	180	595	371
	$1,236	$745	$2,102	$1,481
Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period. The number of shares purchased is based on participants’ contributions made during the offering period.
Compensation expense recognized for the ESPP for the three months ended June 30, 2017 and 2016 was $20,000 and $54,000, respectively, and was $53,000 and $135,000, respectively, for the six months ended June 30, 2017 and 2016. The fair value of the ESPP shares for the three and six months ended June 30, 2017 and 2016 was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three and Six Months Ended June 30,
	2017	2016
Expected dividend yield	—%	—%
Expected volatility	29%	60%
Risk-free interest rate	0.62%	0.49%
Expected term (in years)	0.5	0.5
Fair value per share	$1.19	$2.27
Bonuses Settled in Stock
On January 15, 2016, the Compensation Committee of the Board of Directors of the Company adopted the Maxwell Technologies, Inc. Incentive Bonus Plan to enable participants to earn annual incentive bonuses based upon achievement of specified financial and strategic performance objectives. The Company may settle bonuses earned under the plan in either cash or stock, and currently intends to settle the majority of bonuses earned under the plan in stock. During the first quarter of 2017, the Company settled $1.2 million of bonuses earned under the plan for the 2016 performance period with 142,582 shares of fully vested common stock and 89,730 fully vested restricted stock units, which were subsequently settled during the second quarter of 2017. An additional $0.3 million of bonuses earned for the 2016 performance period are recorded in “accrued employee compensation” in the Company’s condensed consolidated balance sheet as of June 30, 2017.

The Company recorded $0.8 million and $0.3 million of stock compensation expense related to the bonus plan during the three months ended June 30, 2017 and 2016, respectively. The Company recorded $1.3 million and $0.9 million of stock compensation expense related to the bonus plan during the six months ended June 30, 2017 and 2016, respectively.
Director Fees Settled in Stock
In 2017, the Board approved a deferred compensation program under which non-employee directors may make irrevocable elections to receive all or a portion of their cash-based non-employee director fees (including, as applicable, any annual retainer fee, committee fee and any other compensation payable with respect to their service as a member of the Board) in stock and to elect to defer receipt of those shares. In the event that a director makes such an election, the Company will grant fully vested restricted stock units in lieu of cash, with an initial value equal to the cash fees, which will be settled either in the year granted or at a future date elected by the respective non-employee director through the issuance of Maxwell common stock. In addition, non-employee directors may elect to defer settlement of the initial and annual RSU awards granted to them in connection with their service as a non-employee director. The Company recorded $0.1 million of stock compensation expense related to director fees to be settled in stock during the three and six months ended June 30, 2017.
Stock-Based Compensation Expense
Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$257	$262	$450	$497
Selling, general and administrative	1,596	966	2,665	1,637
Research and development	401	231	677	528
Total stock-based compensation expense	$2,254	$1,459	$3,792	$2,662
Note 11 – Defined Benefit Plans
Maxwell SA Pension Plan
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
Components of net periodic pension cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$245	$297	$486	$587
Interest cost	57	62	114	123
Expected return on plan assets	(252)	(298)	(499)	(589)
Prior service cost amortization	39	38	75	75
Deferred loss amortization	—	62	—	122
Net periodic pension cost	$89	$161	$176	$318
Employer contributions of $0.1 million and $0.2 million were paid during the three months ended June 30, 2017 and 2016, respectively. Employer contributions of $0.3 million were paid during each of the six months ended June 30, 2017 and 2016. Additional employer contributions of approximately $0.3 million are expected to be paid during the remainder of fiscal 2017.

Korea Employee Severance Plan
In connection with the Nesscap Acquisition, the Company assumed the accrued severance liability related to Nesscap Korea’s employees. Pursuant to the Labor Standards Act of Korea, employees and most executive officers with one or more years of service are entitled to severance benefits upon the termination of their employment based on their length of service and rate of pay.
Components of net cost related to the employee severance plan are as follows (in thousands):

Three and Six Months Ended June 30, 2017
Service cost	$88
Interest cost	13
Net cost	$101
Employer contributions of $1,000 were paid during each of the three and six months ended June 30, 2017. Additional employer contributions of approximately $5,000 are expected to be paid during the remainder of fiscal 2017.
Note 12 – Legal Proceedings
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
Government Investigations
In early 2013, the Company voluntarily provided information to the SEC and the United States Attorney’s Office for the Southern District of California related to its announcement that it intended to file restated financial statements for fiscal years 2011 and 2012. On June 11, 2015 and June 16, 2016, the Company received subpoenas from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the restated financial statements. The Company has provided documents and information to the SEC in response to the subpoenas and continues to cooperate with the SEC. In September 2016, the Company entered into a tolling agreement effective for the period beginning on September 12, 2016, and running through June 30, 2017, with the SEC related to these matters. In June 2017, the Company entered into an amended and restated version of this tolling agreement effective for the period beginning on September 12, 2016, and running through October 31, 2017. At this stage, the Company cannot predict the ultimate outcome of this investigation or whether it will result in any loss. Accordingly, the Company has not accrued an amount for any potential loss associated with this action, but an adverse result could have a material adverse impact on its financial condition and results of operations.

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

•	uncertainties related to the global geopolitical landscape and the recent elections in the United States;

•	risks related to acquisitions and potential for unsuccessful integration of acquired businesses;

•	risk that our restructuring efforts may not be successful and that we may not be able to realize the anticipated cost savings and other benefits;

•	our ability to obtain sufficient capital to meet our operating or other needs;

•	regulatory and other approvals related to the completion of financing transactions;

•	downward pressures on product pricing from increased competition and potential shift in sales mix with respect to low margin and high margin business;

•	our ability to manage and minimize the impact of unfavorable legal proceedings;

•	risk that activist stockholders attempt to effect changes to our company which could adversely affect our corporate governance;

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

On April 28, 2017, we acquired substantially all of the assets and business of Nesscap Energy, Inc. (“Nesscap”), a developer and manufacturer of ultracapacitor products for use in transportation, renewable energy, industrial and consumer markets, in exchange for the issuance of approximately 4.1 million shares of Maxwell common stock (the “Share Consideration”) and the assumption of certain liabilities. The value of the Share Consideration was approximately $25.3 million based on the closing price of our common stock on April 28, 2017. The Nesscap Acquisition adds complementary businesses to our operations and expands our portfolio of products and we believe the acquisition adds value for our customers.
In February 2017, we announced a restructuring plan to implement a wide range of organizational efficiencies and cost reduction opportunities to better align our costs with near term revenue. In connection with the restructuring plan, we have incurred restructuring charges of approximately $1.0 million, primarily related to employee severance. Most of these charges are cash expenditures and we have recognized substantially all of the restructuring charges in the first quarter of fiscal 2017. We anticipate annual cost savings between $2.5 million and $3.0 million as a result of this restructuring plan, including a benefit in the range of $1.0 million to $2.0 million in fiscal 2017.
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
In the second quarter of 2017, revenue was $37.1 million, representing an overall increase of 9% compared with $34.1 million in the same period one year ago. The increase is primarily attributable to higher revenue for our ultracapacitor products, for which revenue increased by 18% to $25.1 million in the second quarter of 2017 from $21.2 million in the second quarter of 2016. The increase in ultracapacitor product revenue was primarily due the Nesscap Acquisition which contributed $4.1 million of revenue in the second quarter of 2017. This increase was partially offset by decreased sales related to wind energy applications. Wind energy sales were affected by grid capacity and infrastructure constraints in China as well as localized government limitations on wind power in China.
Revenue for our high-voltage capacitor products was $12.0 million for the second quarter of 2017, representing an increase of 2% compared with $11.8 million for the same period in the prior year. Due to the sale of the microelectronics product line in April 2016, there was no microelectronics product revenue for the second quarter of 2017 compared with $1.1 million for the second quarter of 2016.
As of June 30, 2017, we had cash and cash equivalents of $19.2 million. Management believes that this available cash balance will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months. In addition, we have a revolving line of credit available up to a maximum of $25.0 million, subject to a borrowing base limitation, and we have not borrowed any amounts under this facility to date. In the future, we may decide to supplement existing cash and planned cash flow from operations by borrowing funds or by issuing additional debt or equity.
On April 10, 2017, we entered into a stock purchase agreement with SDIC Fund Management Co., Ltd. (“SDIC”), pursuant to which we agreed to issue and sell to SDIC 7.4 million shares of the Company’s common stock for $6.32 per share, for an aggregate purchase price of approximately $46.6 million (the “Transaction”) to be used for strategic developments, including dry battery electrode development, as well as working capital and general corporate purposes. The Transaction is subject to certain closing conditions, including clearance by the Committee on Foreign Investments (“CFIUS”) in the United States as well as completion of filings with relevant Chinese governmental authorities. On August 4, 2017, just prior to the August 7, 2017 expiration date of the investigation phase of the CFIUS review process, the Company and SDIC Fund mutually agreed to voluntarily withdraw the CFIUS filing thereby allowing for additional time for review and discussion with CFIUS regarding the transaction. The Company and SDIC Fund are continuing to work with CFIUS and our advisors to address the remaining open information requests before refiling.
Overall gross margin during the quarter decreased to 21% compared with 29% in the second quarter of 2016, primarily associated with a change in product mix which no longer includes sales of higher margin microelectronics products, an increase in product costs due to higher unabsorbed fixed costs associated with lower production volume, recognition of inventory step-up and amortization of intangibles related to the Nesscap Acquisition. Operating expenses in the second quarter of 2017 increased to 44% of revenue, compared with 40% of revenue in the same period one year ago, primarily attributable to costs incurred in connection with the Nesscap Acquisition, partially offset by lower operating expenses due to our restructuring and cost reduction efforts.
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

A significant challenge we face is our ability to manage dependence on a small number of vertical markets, including some that are driven by government policies and subsidy programs. The markets may decline or experience slower rates of growth when there are changes or delays in government policies and subsidy programs. Specifically, the Chinese hybrid transit bus and wind energy markets into which we sell our ultracapacitor products are heavily dependent on government regulation and subsidy programs. Beginning in 2017, the Chinese government subsidies for hybrid transit buses require a manufacturer to be registered in order for its customers, who are ultimately manufacturing the buses, to qualify for the subsidy, and we cannot be certain whether our customers will qualify for the subsidy. We may continue to see variability in revenue as a result of uncertainty regarding how these changes and potential changes to the China government subsidy will impact our sales into the hybrid transit vehicle market. In January 2017, to enable our products to be fully localized in support of the recent China government requirements, we licensed our module designs targeting the China bus market to CRRC-SRI, who is obligated to exclusively use our 2.7-volt and 3-volt ultracapacitor cells in local production lines to manufacture the modules. In addition, we intend to continue to leverage our long-standing expertise in the China bus market to jointly design additional, next-generation products, which we expect CRRC-SRI to manufacture in the years to come.
We also experience pricing pressure for ultracapacitors in the Chinese hybrid transit vehicle and wind energy markets, which have historically represented a significant portion of our sales, as a result of other market factors in addition to the government subsidy programs referenced above. In order to remain competitive, we may be required to lower our prices, maintain a stronger local presence, or provide more favorable sales terms to our customers. We remain focused on reducing the cost of producing our ultracapacitors in order to offset in part the lower prices we are now offering in these markets. However, in the short-term, our cost reduction efforts are not expected to fully offset the impact of these lower prices.
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
Current Year Highlights
During the six months ended June 30, 2017, we continued to focus on introducing new products, winning new customers, developing new product applications, adjusting production capacity, reducing costs to align with near-term revenue forecasts, and improving production and other operational processes. Some of these efforts are described below:

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

•
In February 2017, we announced that we entered into an agreement to acquire substantially all of the assets and business of Nesscap Energy, Inc., a developer and manufacturer of ultracapacitor products for use in transportation, renewable energy, industrial and consumer markets. On April 28, 2017, we completed this acquisition through the issuance of approximately 4.1 million shares of Maxwell common stock and the assumption of certain liabilities. The acquisition adds complementary businesses to our operations and expands our portfolio of products and we believe the acquisition will add value for our customers.

•
In April 2017, we announced the signing of a stock purchase agreement with SDIC Fund Management Co., Ltd. ("SDIC"), which is expected to bring approximately $46.6 million in cash to Maxwell before transaction costs. The transaction is subject to certain closing conditions, including U.S. and Chinese government approvals. Subject to obtaining the necessary approvals and meeting the closing conditions, the cash received from the transaction is to be used for strategic developments, including dry battery electrode development, as well as working capital and general corporate purposes. SDIC has significant investments in China's energy storage industry, including top battery companies, major system integrators in the new energy market, as well as leading OEMs in the China auto and grid industries.

Results of Operations
Comparison of Three and Six Months Ended June 30, 2017 and 2016
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Cost of revenue	79%	71%	78%	72%
Gross profit	21%	29%	22%	28%
Operating expenses:
Selling, general and administrative	32%	24%	34%	27%
Research and development	12%	16%	14%	16%
Restructuring and exit costs	—%	—%	2%	—%
Total operating expenses	44%	40%	50%	43%
Loss from operations	(23)%	(11)%	(28)%	(15)%
Gain on sale of product line	—%	(19)%	—%	(9)%
Income (loss) before income taxes	(23)%	8%	(28)%	(5)%
Income tax provision	4%	2%	4%	2%
Net income (loss)	(27)%	6%	(32)%	(7)%
Net loss reported for the second quarter of 2017 was $10.1 million, or $0.28 per share, compared with net income of $2.2 million, or $0.07 per share, in the same period one year ago. This net loss as compared with net income in the prior year period was primarily driven by a $6.7 million gain in 2016 from the sale of our microelectronics product line, $1.5 million of costs related to the Nesscap Acquisition, a $1.5 million benefit in 2016 from the release of a foreign tax liability due to the lapse of a statute of limitation, $0.7 million of increased taxes due to a higher tax rate and higher income related to our Swiss subsidiary, as well as a $2.1 million decline in gross profit. These increases in net loss were partially offset by operating expense savings resulting from our restructuring and cost reduction efforts.
Net loss reported for the six months ended June 30, 2017 was $20.5 million, or $0.61 per share, compared with a net loss of $4.7 million, or $0.15 per share, in the same period one year ago. This increase in net loss was primarily driven by a $6.7 million gain in 2016 from the sale of our microelectronics product line, $1.8 million of costs related to the Nesscap Acquisition, a $1.5 million benefit in the second quarter of 2016 from the release of a foreign tax liability due to the lapse of a statute of limitation, $1.5 million of increased taxes due to a higher tax rate and higher income related to our Swiss subsidiary, $1.0 million of restructuring charges in the first quarter of 2017, as well as a $5.6 million decline in gross profit. These increases in net loss were partially offset by operating expense savings resulting from our restructuring and cost reduction efforts.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase (Decrease)	% Change	2017	2016	Decrease	% Change
Revenue	$37,103	$34,135	$2,968	9%	$63,789	$69,338	$(5,549)	(8)%
Cost of revenue	29,276	24,154	5,122	21%	49,771	49,704	67	—%
% of Revenue	79%	71%			78%	72%
Gross profit	$7,827	$9,981	$(2,154)	(22)%	$14,018	$19,634	$(5,616)	(29)%
% of Revenue	21%	29%			22%	28%

Revenue. During the second quarter of 2017, revenue increased 9% to $37.1 million, compared with $34.1 million in the same period one year ago. This increase in revenue was primarily related to higher revenue for our ultracapacitor product line, which increased by $3.9 million, or 18%, to $25.1 million from $21.2 million. Ultracapacitor revenue for the second quarter of 2017 included $4.1 million related to revenue from the operations of Nesscap that we acquired. The increase in ultracapacitor product revenue for the second quarter of 2017 was composed of higher volume of $4.7 million, partially offset by lower prices of $0.8 million.
Revenue for our high-voltage products increased by $0.2 million, or 2%, to $12.0 million for the second quarter of 2017, compared with $11.8 million for the same period one year ago. Due to the sale of the product line in April 2016, there was no microelectronics product revenue for the second quarter of 2017 compared with $1.1 million for the same period in the prior year.
During the six months ended June 30, 2017, revenue decreased 8% to $63.8 million, compared with $69.3 million in the same period one year ago. This decrease in revenue was primarily related to lower revenue for our ultracapacitor product line which decreased by $5.4 million, or 12%, to $39.3 million from $44.7 million. Ultracapacitor revenue for the six months ended June 30, 2017 included $4.1 million related to revenue from the operations of Nesscap that we acquired. The decrease in ultracapacitor product revenue was composed of lower volume of $2.7 million and lower prices of $2.7 million. The decrease in ultracapacitor product revenue was primarily due to decreased sales for wind energy applications, partially offset by an increase in sales related to the Nesscap Acquisition. Wind energy application sales were negatively impacted by grid capacity and infrastructure constraints in China as well as localized government limitations on wind power in China.
Revenue for our high-voltage products increased by $4.5 million, or 22%, to $24.5 million for the six months ended June 30, 2017, compared with $20.0 million for the same period one year ago. This increase was primarily due to unusually low sales in the first quarter of 2016 associated with delays in Chinese customer orders while waiting for the release of China’s new 5-year plan, which was released at the end of the first quarter of 2016. Due to the sale of the product line in April 2016, there was no microelectronics product revenue for the six months ended June 30, 2017 compared with $4.6 million for the six months ended June 30, 2016.
A substantial amount of our revenue is generated through our Swiss subsidiary, which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the three and six months ended June 30, 2017 compared with the same periods one year ago, revenue was negatively impacted by $0.1 million and $0.3 million, respectively.
Gross Profit and Gross Margin. During the second quarter of 2017, gross profit decreased $2.2 million, or 22%, to $7.8 million compared with $10.0 million in the same period one year ago. As a percentage of revenue, gross margin decreased to 21% in the second quarter of 2017 compared with 29% in the same period one year ago. The decreases in gross profit and gross margin were associated with a change in product mix which no longer includes sales of higher margin microelectronics products, an increase in product costs due to higher unabsorbed fixed costs related to lower production volume, and recognition of inventory step-up and amortization of intangibles related to the Nesscap Acquisition.
During the six months ended June 30, 2017, gross profit decreased $5.6 million, or 29%, to $14.0 million compared with $19.6 million in the same period one year ago. As a percentage of revenue, gross margin decreased to 22% in the six months ended June 30, 2017 compared with 28% in the same period one year ago. The decreases in gross profit and gross margin were associated with an increase in product costs due to higher unabsorbed fixed costs related to lower production volume, a change in product mix which no longer includes sales of higher margin microelectronics products, recognition of inventory step-up and amortization of intangibles related to the Nesscap Acquisition, as well as a reduction in pricing for our ultracapacitor products. Additionally, the decrease in gross profit was associated with lower revenue.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the three and six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase	% Change	2017	2016	Increase	% Change
Selling, general and administrative	$12,070	$8,223	$3,847	47%	$21,610	$18,321	$3,289	18%
% of Revenue	32%	24%			34%	27%

Selling, general and administrative expenses for the second quarter of 2017 increased by $3.8 million, or 47%, from the same period in 2016. Selling, general and administrative expenses increased to 32% of revenue, up from 24% for the same period in 2016. This increase primarily related to $1.5 million of Nesscap Acquisition costs, a $1.3 million release of a foreign payroll tax liability in the second quarter of 2016, a $0.6 million increase in stock compensation expense due to a difference in expected performance under our 2017 bonus plan compared with 2016 and $0.5 million associated with the acquisition of the operations of Nesscap. These increases were partially offset by various decreases related to our restructuring and cost reduction efforts.
Selling, general and administrative expenses for the six months ended June 30, 2017 increased by $3.3 million, or 18%, from the same period in 2016. Selling, general and administrative expenses increased to 34% of revenue, up from 27% for the same period in 2016. This increase primarily related to $1.8 million of Nesscap Acquisition costs, a $1.3 million release of a foreign payroll tax liability in the second quarter of 2016, a $1.0 million increase in stock compensation expense due to a difference in expected performance under our 2017 bonus plan compared with 2016 and unusually high forfeitures during the first quarter of 2016 related to our 2015 restructuring plan and $0.5 million associated with the acquisition of the operations of Nesscap. These increases were partially offset by various decreases related to our restructuring and cost reduction efforts.
Research and Development Expense
The following table presents research and development expense for the three and six months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Decrease	% Change	2017	2016	Decrease	% Change
Research and development	$4,430	5,461	$(1,031)	(19)%	$9,116	$11,068	$(1,952)	(18)%
% of Revenue	12%	16%			14%	16%
Research and development expenses for the second quarter of 2017 decreased by $1.0 million, or 19%, from the same period in 2016. Research and development expenses were 12% of revenue, down from 16% for the same period in 2016. The decrease was primarily associated with a decrease of $0.5 million in labor and headcount-related costs mainly related to our restructuring and cost reduction efforts, and an increase of $0.6 million in third-party funding under cost-sharing arrangements. Decreases in research and development expense were partially offset by an increase of $0.2 million associated with the acquisition of the operations of Nesscap.
Research and development expenses for the six months ended June 30, 2017 decreased by $2.0 million, or 18%, from the same period in 2016. Research and development expenses were 14% of revenue, down from 16% for the same period in 2016. The decrease was primarily associated with a decrease of $1.2 million in labor and headcount-related costs mainly primarily related to our restructuring and cost reduction efforts, and an increase of $1.1 million in third-party funding under cost-sharing arrangements. Decreases in research and development expense were partially offset by an increase of $0.2 million associated with the acquisition of the operations of Nesscap.
Restructuring and Exit Costs
In the first quarter of 2017, our Board of Directors approved a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. Total charges for the 2017 restructuring plan are approximately $1.0 million, all of which were incurred in the first quarter of 2017. These charges consist of employee severance costs which were incurred in cash.
During the six months ended June 30, 2017, we recorded charges related to the 2017 restructuring plan of $1.0 million of which $0.6 million was paid in cash during the six months ended June 30, 2017. During the second quarter of 2017, no restructuring charges were recorded and $0.3 million of cash payments were made in connection with the restructuring liability.
The following table summarizes restructuring and exit costs related to our 2017 restructuring plan for the six months ended June 30, 2017 (in thousands):

Employee Severance Costs
Restructuring liability as of December 31, 2016	$—
Costs incurred	997
Amounts paid	(600)
Restructuring liability as of June 30, 2017	$397

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
During the three and six months ended June 30, 2016, we recorded charges related to the 2015 restructuring plan of $0.1 million and $0.3 million, respectively.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax provision of $1.4 million and $2.6 million for the three and six months ended June 30, 2017, respectively, compared with $0.6 million and $1.1 million for the three and six months ended June 30, 2016, respectively. This provision is primarily related to taxes on income generated by our Swiss subsidiary, for which the tax rate increased in the first quarter of 2017 as we did not meet employment thresholds which were required to be met by December 31, 2017 in order to continue to be eligible for a tax holiday in Switzerland. We record taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of June 30, 2017, we have recorded a $4.9 million deferred tax liability for Swiss withholding taxes associated with $97.6 million of undistributed earnings of our Swiss subsidiary that are no longer considered indefinitely reinvested. In the event that we repatriate these funds, this withholding tax would become payable to the Swiss government.
At June 30, 2017, we have a cumulative valuation allowance of $91.0 million offsetting our worldwide net deferred tax assets of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Total cash provided by (used in):
Operating activities	$(6,502)	$(6,988)
Investing activities	(657)	16,990
Financing activities	177	592
Effect of exchange rate changes on cash and cash equivalents	804	399
Increase (decrease) in cash and cash equivalents	$(6,178)	$10,993
Net cash used in operating activities was $6.5 million for the six months ended June 30, 2017 and related primarily to our net loss of $20.5 million, which included non-cash charges of $9.7 million, and an increase in accounts receivable of $6.8 million primarily related to timing of receipts and higher sales in the second quarter of 2017. These decreases in cash were partially offset by an increase in accounts payable and accrued liabilities of $4.7 million primarily related to the timing of payments and a decrease in inventory of $6.1 million mainly related to our efforts to reduce inventory levels.
Net cash used in operating activities was $7.0 million for the six months ended June 30, 2016 and related primarily to our net loss of $4.7 million, which included $0.3 million in net non-cash income, a decrease in accounts payable and accrued liabilities of $10.7 million related to lower procurement activity, and an increase in inventory of $5.2 million related to timing differences in matching production to demand. These decreases in cash were partially offset by a decrease in accounts receivable of $14.8 million primarily related to the high volume of sales in the fourth quarter of 2015 which were then substantially collected in the first quarter of 2016.

Net cash used in operating activities decreased $0.5 million to $6.5 million for the six months ended June 30, 2017 compared with $7.0 million for the six months ended June 30, 2016. Cash flows from operating activities were impacted by working capital changes which had a positive effect on cash flow of $4.3 million for the six months ended June 30, 2017, compared with a negative effect of $2.6 million in the six months ended June 30, 2016. This positive effect of changes in working capital was partially offset by lower revenue and gross profit in 2017.
Net cash used in investing activities was $0.7 million for the six months ended June 30, 2017 compared with cash provided by investing activities of $17.0 million for the six months ended June 30, 2016. Net cash used in investing activities during the first half of 2017 was due to $2.1 million of capital expenditures primarily related to improvements in manufacturing processes and new product testing and production equipment. These capital expenditures were partially offset by $1.5 million of cash received in May 2017 related to the release of the escrow holdback in connection with the sale of our microelectronics product line. Net cash provided by investing activities for the six months ended June 30, 2016 primarily related to proceeds of $20.5 million from the sale of our microelectronics product line, partially offset by capital expenditures of $3.6 million for our corporate research and development facility in San Diego, California.
Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2017 compared with $0.6 million for the same period in 2016. For both periods, cash provided by financing activities primarily related to proceeds from our employee stock purchase plan.
Liquidity
As of June 30, 2017, we had approximately $19.2 million in cash and cash equivalents, and working capital of $43.9 million. As discussed below, in July 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of June 30, 2017, the amount available under the Revolving Line of Credit was $15.5 million. No amounts have been borrowed under this Revolving Line of Credit as of June 30, 2017.
On April 10, 2017, we entered into a stock purchase agreement with SDIC Fund Management Co., Ltd. (“SDIC”), pursuant to which we agreed to issue and sell to SDIC approximately 7.4 million shares of the Company’s common stock for $6.32 per share, for an aggregate purchase price of approximately $46.6 million (the “Transaction”) to be used for strategic developments, including dry battery electrode development, as well as working capital and general corporate purposes. The Transaction is subject to certain closing conditions, including clearance by the Committee on Foreign Investments in the United States (“CFIUS”) as well as completion of filings with relevant Chinese governmental authorities. On August 4, 2017, just prior to the August 7, 2017 expiration date of the investigation phase of the CFIUS review process, the Company and SDIC Fund mutually agreed to voluntarily withdraw the CFIUS filing thereby allowing for additional time for review and discussion with CFIUS regarding the transaction. The Company and SDIC Fund are continuing to work with CFIUS and our advisors to address the remaining open information requests before refiling
As of June 30, 2017, the amount of cash and short-term investments held by foreign subsidiaries was $13.3 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate these funds at a rate of approximately 5%. We have accrued the tax expense associated with the potential future repatriation of these funds.
During the first quarter of 2017, our Board approved a comprehensive restructuring plan for our businesses that includes a wide range of organizational efficiency initiatives and other cost reduction opportunities. We incurred total aggregate charges of approximately $1.0 million related to this restructuring plan in the first quarter of 2017, primarily in severance and related costs, and we do not anticipate significant additional charges related to this restructuring plan. Most of these charges are cash expenditures and $0.6 million was paid in the first six months of fiscal 2017.
In connection with the Nesscap Acquisition, we expect to incur approximately $4.0 million to $4.5 million in cash expenditures of which approximately $3.3 million was paid during the six months ended June 30, 2017; the remainder is expected to be paid by the end of 2017. The acquisition was completed in the second quarter of 2017.

Credit Facilities
Revolving Line of Credit
In July 2015, we entered into the Loan Agreement and related agreements with EWB, whereby EWB made available to us a secured credit facility in the form of the Revolving Line of Credit. The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of June 30, 2017, the amount available under the Revolving Line of Credit was $15.5 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 100% of our equity interests in the Company’s Swiss subsidiary. The obligations under the Loan Agreement are guaranteed by the Swiss Subsidiary. The Revolving Line of Credit will mature on July 3, 2018. In the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, we may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. We are currently in compliance with the financial covenants that we are required to meet during the term of the credit agreement including the minimum four-quarter rolling EBITDA, quarterly minimum quick ratio and minimum cash requirements. On February 28, 2017, we entered into an amendment to the Loan Agreement to approve the acquisition of substantially all of the assets and business of Nesscap Energy, Inc., and to modify certain financial covenants.
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
We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of June 30, 2017.
Other long-term borrowings
We have various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 0.9% to 1.9%. At June 30, 2017 and December 31, 2016, $77,000 and $83,000 respectively, was outstanding under these financing agreements.
Critical Accounting Estimates
We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2016 other than the addition of Business Combinations, as follows:
Business Combinations
We apply the provisions of ASC 805, Business Combinations, in accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are required to be recorded to our consolidated statements of operations.
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies and any contingent consideration, where applicable. Although we believe that the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired company and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: future expected cash flows from assumed contracts for which our future expected cash flow estimates include estimated cash flow amounts and time periods over which such cash flows are expected to be received, estimated retention and renewal rates of existing customer contracts assumed as a part of the acquisition, and estimated costs to sell, market, deliver and support such assumed contracts, among other estimates; future expected cash flows from acquired developed technology including estimated amounts to be received for such developed technology and the time period over which such cash flows are expected to be received, among other estimates; and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers. We are in the process of evaluating our standard product sales arrangements and we have identified an adoption impact related to revenue from certain distributor agreements which is currently deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, we anticipate a change in the recognition of such distributor revenue whereby revenue is estimated and recognized in the period in which we sell the product to the distributor; the adoption impact is expected to be less than $1.0 million. Other than this impact, we have not yet identified any expected material impact on the timing and measurement of revenue for standard product sale arrangements from the adoption of the standard; however, we have not yet formalized our final conclusions from this review process. We are still evaluating the impact of adoption on non-product sale arrangements, which represent less than five percent of revenue. We have also developed a comprehensive project plan to guide implementation of the new standard. We intend to adopt the new standard using the modified retrospective transition method effective January 1, 2018.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance was effective for us in the first quarter of 2017. The adoption of this standard resulted in the recognition of approximately $10.0 million of deferred tax assets related to stock-based compensation and a corresponding increase in our valuation allowance, which will be disclosed in the notes to our consolidated financial statements in our Annual Report on Form 10-K. The adoption of this standard does not have a material effect on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. The guidance will be effective for us in the first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. We early adopted this standard in the fourth quarter of 2016 resulting in the reclassification of restricted cash in the presentation of our consolidated statements of cash flows. In accordance with our early adoption of ASU No. 2016-18, for the six months ended June 30, 2016, the retrospective restatement was limited to including restricted cash balances in the amount of $0.4 million in beginning and $0.1 million in ending cash, cash equivalents and restricted cash balances in the consolidated statements of cash flows. The retrospective adoption did not impact reported net loss and does not otherwise have a material impact on the presentation of our overall financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business and adds further guidance in evaluating whether a transaction should be accounted for as an acquisition of an asset or a business. This standard will be effective for us in the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. We early adopted this standard on January 1, 2017 and the adoption did not have an effect on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for us in the first quarter of 2020, with early adoption permitted as of January 1, 2017; adoption is to be applied on a prospective basis. The adoption of the standard will not materially impact our consolidated financial statements unless step one of the annual goodwill impairment test fails. We early adopted this standard on January 1, 2017 and the adoption did not have an effect on our consolidated financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for us in the first quarter of 2018, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have an impact on our consolidated financial statements.
There have been no other recent accounting standards, or changes in accounting standards, during the six months ended June 30, 2017, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.
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

Foreign Currency Risk
Our foreign currency exposure is related to our subsidiaries in Switzerland and Korea. These subsidiaries have Euro, U.S. dollar and local currency revenue and operating expenses, as well as local currency loans. Changes in these currency exchange rates impact the reported amount (U.S. dollar) of revenue, expenses and debt.
We have certain monetary assets and liabilities, primarily cash, receivables and payables, denominated in foreign currencies. The fair value of these assets and liabilities are affected by movements in currency exchange rates. As of June 30, 2017, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% would result in a hypothetical loss of $0.4 million. As local currency debt carried by our Swiss subsidiary is minor, changes in foreign currency rates would not significantly impact our financial results.
Interest Rate Risk
At June 30, 2017, we had no outstanding balance under our Revolving Line of Credit. We have various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 0.9% to 1.9%. At June 30, 2017, $77,000 was outstanding under these financing agreements, $57,000 of which is classified as long-term debt. As these borrowings are minor, changes in interest rates would not significantly impact our financial results.
Fair Value Risk
We had a net pension asset of $9.7 million and $8.9 million as of June 30, 2017 and December 31, 2016, respectively. As of the last fair value measurement date of December 31, 2016, the net pension asset included plan assets with a fair value of $39.0 million. The plan assets consisted of 52% debt and equity securities, 43% real estate investment funds and 5% of cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate investment funds is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Except as described below, there have been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

•
On April 28, 2017, we completed the acquisition of Nesscap Energy, Inc. We are in the process of evaluating the internal controls of the acquired business and integrating it into our overall system of internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which are incorporated herein by reference, except for the risk factor listed below.
It is uncertain whether the sale of the sale and issuance of shares to SDIC will be ultimately completed, and if the proceeds from the sale of shares to SDIC are not received, as expected, we may not have sufficient capital and our business and financial performance may be adversely affected.
The Transaction, pursuant to which the Company agreed to issue and sell to SDIC approximately 7.4 million shares of the Company’s common stock for $6.32 per share for an aggregate purchase price of approximately $46.6 million, is subject to certain closing conditions, including clearance by CFIUS as well as completion of filings with relevant Chinese governmental authorities, which may not be satisfied in a timely manner or at all. On August 4, 2017, just prior to the August 7, 2017 expiration date of the investigation phase of the CFIUS review process, the Company and SDIC Fund mutually agreed to voluntarily withdraw the CFIUS filing thereby allowing for additional time for review and discussion with CFIUS regarding the transaction. The Company and SDIC Fund are continuing to work with CFIUS and our advisors to address the remaining open information requests before a refiling to seek CFIUS clearance of the transaction. Upon a refiling by the Company and SDIC Fund, there can be no assurances that the filing will result in the successful clearance of the Transaction on a timely and reasonable basis.
While awaiting satisfaction of such conditions, we are incurring significant third-party transaction costs in pursuing approval of the transaction from CFIUS and are restricted by the terms of the purchase agreement in our ability to enter into alternative financing transactions prior to the termination of such purchase agreement. It is uncertain whether the sale of the shares to SDIC will ultimately be completed, and if the proceeds from the sale of shares to SDIC are not received, as expected, then we will have incurred such expenses and liabilities without receiving the anticipated infusion of cash with which to pay them. In addition, if the Transaction is not completed, our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the sale of shares in the Transaction without any commensurate benefit to the Company, which may have a material and adverse effect on our stock price and results of operations.
If the Transaction is not completed, our Board of Directors, in discharging its fiduciary obligations to our stockholders, may evaluate other fund-raising alternatives, including the incurrence of additional debt or issuance of additional equity. An alternative financing, if available, may yield lower consideration than the proposed sale to SDIC, be on less favorable terms and conditions than those contained in the Transaction and involve significant delay.
Finally, if the Transaction is not completed as expected, then the announcement of the termination of the purchase agreement with SDIC may adversely affect our relationships with customers, suppliers and employees, which could have a material adverse impact on our ability to effectively operate our business, which could have further adverse effects on our business, results of operations and the trading price of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed on its Current Report on Form 8-K filed on April 28, 2017 with the Securities and Exchange Commission, on April 28, 2017, the Company completed the acquisition of substantially all of the assets of Nesscap Energy, Inc. (“Nesscap”), in exchange for the issuance of 4,146,538 shares of the Company’s common stock (the “Share Consideration”) and the assumption of certain liabilities pursuant to the terms of the previously announced Arrangement Agreement (the “Arrangement Agreement”), dated as of February 28, 2017 (the “Acquisition”) between the Company and Nesscap. The Acquisition was effected by means of a court-approved statutory plan of arrangement in accordance with the Business Corporations Act (Ontario) (the “Arrangement”) and was approved by the requisite vote cast by shareholders of Nesscap at a special meeting of Nesscap’s shareholders held on April 24, 2017. The Share Consideration was issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, including Section 3(a)(10) thereunder.
The Share Consideration represented approximately 11.3% of the outstanding shares of the Company, based on the number of shares of common stock outstanding as of April 28, 2017.
Items 3, 4 and 5 are not applicable and have been omitted.

Item 6.	Exhibits
Exhibit Index

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation of Registrant. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1987 (SEC file no. 001-10964)).

3.2
Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated November 22, 1996. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997 (SEC file no. 001-10964)).

3.3
Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated February 9, 1998. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1999 (SEC file no. 001-10964)).

3.4
Certificate of Amendment of Restated Certificate of Incorporation of Registrant, dated June 15, 2016. (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on June 20, 2016 (SEC file no. 001-15477)).

3.5
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

10.2
Principal Shareholder Agreement, dated April 10, 2017, between Maxwell Technologies, Inc. and SDIC Fund Management Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2017 (SEC file no. 001-15477)).

10.3
Registration Rights Agreement, dated April 10, 2017, between Maxwell Technologies, Inc. and SDIC Fund Management Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2017 (SEC file no. 001-15477)).

10.4
Agreement, dated as of April 10, 2017, by and among Maxwell Technologies, Inc. and Viex Capital Advisors, LLC and its affiliates (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 10, 2017 (SEC file no. 001-15477)).

10.5
2013 Omnibus Equity Incentive Plan (incorporation herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 2, 2017 (SEC file no. 001-15477)).+

10.6
2004 Employee Stock Purchase Plan (incorporation herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on June 2, 2017 (SEC file no. 001-15477)).+

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

______________

*	Filed herewith.

+	Indicates management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	August 8, 2017	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	August 8, 2017	By:	/s/ David Lyle
David Lyle
Senior Vice President, Chief Financial Officer, Treasurer and Secretary