Form 10-Q
period 2017-09-30
MAXWELL TECHNOLOGIES INC
filed 2017-11-09
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2017
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
The number of shares of the registrant’s Common Stock outstanding as of November 2, 2017 is 37,075,764 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2017

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2017, and the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
In addition, operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2017.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$52,852	$25,359
Trade and other accounts receivable, net of allowance for doubtful accounts of $30 and $26 as of September 30, 2017 and December 31, 2016, respectively	27,142	20,441
Inventories, net	31,599	32,248
Prepaid expenses and other current assets	3,336	4,407
Total current assets	114,929	82,455
Property and equipment, net	26,069	26,120
Intangible assets, net	11,147	—
Goodwill	35,188	22,799
Pension asset	9,605	8,887
Other non-current assets	883	613
Total assets	$197,821	$140,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,580	$19,181
Accrued employee compensation	8,865	6,152
Deferred revenue and customer deposits	6,236	3,967
Short-term borrowings and current portion of long-term debt	33	40
Total current liabilities	44,714	29,340
Deferred tax liability, long-term	7,965	8,580
Long-term debt, excluding current portion	30,171	43
Defined benefit plan liability	3,462	—
Other long-term liabilities	3,004	2,089
Total liabilities	89,316	40,052
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized at September 30, 2017 and December 31, 2016; 37,075,764 and 32,135,029 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3,705	3,210
Additional paid-in capital	334,593	296,316
Accumulated deficit	(238,481)	(204,104)
Accumulated other comprehensive income	8,688	5,400
Total stockholders’ equity	108,505	100,822
Total liabilities and stockholders’ equity	$197,821	$140,874

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$35,816	$25,506	$99,605	$94,844
Cost of revenue	28,420	17,878	78,191	67,582
Gross profit	7,396	7,628	21,414	27,262
Operating expenses:
Selling, general and administrative	14,514	8,374	36,124	26,695
Research and development	4,891	5,038	14,007	16,106
Restructuring and exit costs	1,251	—	2,248	297
Impairment of assets	—	155	—	155
Total operating expenses	20,656	13,567	52,379	43,253
Loss from operations	(13,260)	(5,939)	(30,965)	(15,991)
Gain on sale of product line	—	—	—	(6,657)
Interest expense, net	152	48	312	179
Other income	(14)	(5)	(67)	(136)
Foreign currency exchange (gain) loss, net	(65)	49	50	252
Loss before income taxes	(13,333)	(6,031)	(31,260)	(9,629)
Income tax provision	527	824	3,117	1,907
Net loss	$(13,860)	$(6,855)	$(34,377)	$(11,536)
Net loss per share
Basic and diluted	$(0.37)	$(0.21)	$(0.98)	$(0.36)
Weighted average common shares outstanding:
Basic and diluted	37,008	31,989	34,929	31,828

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(13,860)	$(6,855)	$(34,377)	$(11,536)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(929)	685	3,197	1,557
Defined benefit pension plan, net of tax:
Amortization of deferred loss, net of tax provision of $12 for the three months ended September 30, 2016; net of tax provision of $37 for the nine months ended September 30, 2016	—	49	—	146
Amortization of prior service cost, net of tax provision of $7 and $8 for the three months ended September 30, 2017 and 2016, respectively; net of tax provision of $22 and $23 for the nine months ended September 30, 2017 and 2016, respectively	31	30	91	90
Other comprehensive income (loss), net of tax	(898)	764	3,288	1,793
Comprehensive loss	$(14,758)	$(6,091)	$(31,089)	$(9,743)

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(34,377)	$(11,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,638	7,416
Amortization of intangible assets	502	—
Non-cash interest expense	24	—
Loss on lease due to restructuring	179	87
Pension and defined benefit plan cost	520	479
Stock-based compensation expense	6,547	3,759
Gain on sale of property and equipment	(20)	(131)
Impairment of property and equipment	—	155
Gain on sale of product line	—	(6,657)
Unrealized (gain) loss on foreign currency exchange rates	(8)	45
Release of tax liability	—	(1,518)
Provision for losses on accounts receivable	4	56
Provision for losses on inventory	1,669	226
Provision for warranties	605	444
Changes in operating assets and liabilities:
Trade and other accounts receivable	(3,654)	20,151
Inventories	3,626	(7,209)
Prepaid expenses and other assets	145	(1,288)
Pension asset	(502)	(441)
Accounts payable and accrued liabilities	7,293	(16,704)
Deferred revenue and customer deposits	1,817	11
Accrued employee compensation	1,190	(962)
Deferred tax liability	(981)	113
Other long-term liabilities	7	(479)
Net cash used in operating activities	(8,776)	(13,983)
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,315)	(4,689)
Proceeds from sale of property and equipment	20	133
Cash used in acquisition, net of cash acquired	(97)	—
Proceeds from sale of product line	1,500	20,486
Net cash provided by (used in) investing activities	(1,892)	15,930
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(24)	(33)
Proceeds from long-term debt and short-term borrowings, net of discount and issuance costs	37,333	—
Proceeds from issuance of common stock under equity compensation plans	193	618
Net cash provided by financing activities	37,502	585
Effect of exchange rate changes on cash, cash equivalents and restricted cash	659	588
Increase in cash, cash equivalents and restricted cash	27,493	3,120
Cash, cash equivalents and restricted cash, beginning of period	25,359	24,782
Cash, cash equivalents and restricted cash, end of period	$52,852	$27,902
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
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, and has three manufacturing facilities located in Rossens, Switzerland; Yongin, South Korea and Peoria, Arizona. In addition, the Company has two contract manufacturers located in China. Maxwell operates as one operating segment, which is comprised of two product lines:

•
Ultracapacitors: The Company’s primary focus, ultracapacitors, are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. The Company’s ultracapacitor cells, multi-cell packs and modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including automotive, bus, rail and truck in transportation and grid energy storage, and wind in renewable energy. The Company’s recently developed lithium-ion capacitors are energy storage devices with the power characteristics of an ultracapacitor combined with enhanced energy storage capacity approaching that of a battery. They are uniquely designed to address a variety of applications in the rail, grid, and industrial markets where energy density and weight are differentiating factors.

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

In addition to its two existing product lines, the Company continues to develop its dry battery electrode technology, which it believes has the potential to be a revolutionary technology within the battery industry with a substantial market opportunity, particularly for use in electric vehicles. By applying our proprietary and fundamental dry electrode manufacturing technology and trade secrets to batteries of varying chemistries, the Company believes it can create significant performance and cost benefits when compared with today’s state of the art wet electrode technology.
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
Reclassifications
Impairment of assets for the three and nine months ended September 30, 2016 has been reclassified from “selling, general and administrative” to “impairment of assets” in the condensed consolidated statements of operations, to conform to the current period presentation. This reclassification does not impact reported net loss and do not otherwise have a material impact on the presentation of the overall financial statements.
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
Income Taxes
As of September 30, 2017, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $91.0 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
The Company records taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of September 30, 2017, the Company has recorded a $4.9 million deferred tax liability for Swiss withholding taxes associated with $97.6 million of undistributed earnings of its Swiss subsidiary that are no longer considered indefinitely reinvested. In the event that the Company repatriates these funds, these withholding taxes would become payable.

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
Warranty Obligation
The Company provides warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of September 30, 2017 and December 31, 2016, the accrued warranty liability included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets was $2.3 million and $1.2 million, respectively.
Convertible Debt
Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the proceeds of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, the convertible notes are carried at amortized cost using the effective interest method.
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
Total deferred revenue and customer deposits in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 was $6.2 million and $4.0 million, respectively, and primarily relates to cash received under the localization agreement with CRRC-SRI which will be recognized over the ten-year term of the agreement, amounts received in advance from a customer in connection with a production-type contract for which revenue is recognized using the percentage of completion method, payments received under a joint development agreement, which are recognized as an offset to research and development expense as services are performed, deferred revenue for distributors on the sell-through method of recognition, and customer advances.
Liquidity
On September 25, 2017, the Company issued $40.0 million of 5.50% Convertible Senior Notes due 2022 (the “Notes”). The Company received net proceeds, after deducting the initial purchaser’s discount and offering expenses payable by the Company, of approximately $37.3 million. The Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2018. On October 11, 2017, under a 30-day option that was exercised, the Company issued an additional $6.0 million aggregate principal amount of convertible senior notes under the same terms and received $5.7 million of net proceeds.
As of September 30, 2017, the Company had approximately $52.9 million in cash and cash equivalents, and working capital of $70.2 million. In July 2015, the Company entered into a loan agreement with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit which is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of September 30, 2017, no amounts have been borrowed under this revolving line of credit and the amount available was $12.0 million. Management believes the available cash balance, along with the available borrowings under the revolving line of credit, will be sufficient to fund operations, obligations as they become due, and capital investments for at least the next twelve months.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net loss	$(13,860)	$(6,855)	$(34,377)	$(11,536)
Denominator
Weighted-average common shares outstanding	37,008	31,989	34,929	31,828
Net loss per share
Basic and diluted	$(0.37)	$(0.21)	$(0.98)	$(0.36)

The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2017	2016
Outstanding options to purchase common stock	364	465
Unvested restricted stock awards	29	96
Unvested restricted stock unit awards	2,760	1,686
Employee stock purchase plan awards	29	61
Bonus to be paid in stock awards	349	183
Convertible senior notes	6,300	—
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers. The Company is in the process of evaluating its standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which is currently deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company anticipates a change in the recognition of such distributor revenue whereby revenue is estimated and recognized in the period in which the Company sells the product to the distributor; the adoption impact is expected to be less than $1.0 million. Other than this impact, the Company has not yet identified any expected material impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard; however, the Company is still in the process of formalizing its final conclusions. The Company is still evaluating the impact of adoption on non-product sales arrangements, which represent less than five percent of revenue. The Company has also developed a comprehensive project plan to guide implementation of the new standard and expects to complete its assessment in December 2017. The Company intends to adopt the new standard using the modified retrospective transition method effective January 1, 2018.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. The Company early adopted this standard in the fourth quarter of 2016. In accordance with the Company’s early adoption of ASU No. 2016-18, for the nine months ended September 30, 2016, the retrospective restatement was limited to including restricted cash balances in the amount of $0.4 million in beginning and $0.1 million in ending cash, cash equivalents and restricted cash balances in the consolidated statements of cash flows. The retrospective adoption did not impact reported net loss and does not otherwise have a material impact on the presentation of the overall financial statements.

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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
There have been no other recent accounting standards, or changes in accounting standards, during the nine months ended September 30, 2017, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to the Company.
Note 2 – Balance Sheet Details (in thousands)
Inventories, net

	September 30, 2017	December 31, 2016
Raw materials and purchased parts	$13,291	$12,980
Work-in-process	3,037	858
Finished goods	17,463	19,492
Reserves	(2,192)	(1,082)
Total inventories, net	$31,599	$32,248

Warranty
Activity in the warranty reserve, which is included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets, is as follows:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$1,213	$1,288
Acquired liability from Nesscap	773	—
Product warranties issued	352	298
Settlement of warranties	(300)	(427)
Changes related to preexisting warranties	253	146
Ending balance	$2,291	$1,305
Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2016	$7,826	$(2,426)	$5,400
Other comprehensive income before reclassification	3,197	—	3,197
Amounts reclassified from accumulated other comprehensive income	—	91	91	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the nine months ended September 30, 2017	3,197	91	3,288
Balance as of September 30, 2017	$11,023	$(2,335)	$8,688
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
The fair value of inventories acquired included an acquisition accounting fair market value step-up of $0.7 million. In the three and nine months ended September 30, 2017, the Company recognized $0.3 million and $0.6 million, respectively, of the step-up as a component of cost of revenue for acquired inventory sold during the period. Included in inventory as of September 30, 2017, was $0.1 million relating to the remaining fair value step-up associated with the acquisition.
For the three and nine months ended September 30, 2017, acquisition-related costs of $46,000 and $1.8 million, respectively, were included in selling, general, and administrative expenses in the Company's condensed consolidated statements of operations.
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
The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented, as if the Nesscap Acquisition had occurred at the beginning of fiscal year 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$35,816	$31,177	$104,771	$109,817
Net loss	(13,573)	(8,133)	(35,165)	(14,788)
Net loss per share:
Basic and diluted	(0.37)	(0.23)	(0.96)	(0.41)
Weighted average common shares outstanding:
Basic and diluted	37,008	36,136	36,706	35,975
The unaudited pro forma information has been adjusted to reflect the following:

•	Amortization expense for acquired intangibles and removal of Nesscap historical intangibles amortization

•	Removal of historical Nesscap interest expenses, gains and losses related to debt not acquired

•	Recognition of expense associated with the valuation of inventory acquired
The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2016 or of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost saving that may be realized from the integration of the acquisition. For the three and nine months ended September 30, 2017, $6.8 million and $11.0 million of revenue, respectively, included in the Company's condensed consolidated statements of operations, was the result of acquired Nesscap operations. For the three and nine months ended September 30, 2017, $0.3 million and $0.7 million of net loss, respectively, included in the Company's condensed consolidated statements of operations, was the result of acquired Nesscap operations.
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

Note 5 – Goodwill and Intangible Assets
In April 2017, the Company acquired substantially all of the assets and business of Nesscap. As of September 30, 2017, the purchase price allocation for the Nesscap Acquisition remains preliminary.
The change in the carrying amount of goodwill from December 31, 2016 to September 30, 2017 was as follows (in thousands):

Balance as of December 31, 2016	$22,799
Goodwill from Nesscap Acquisition	11,624
Foreign currency translation adjustments	765
Balance as of September 30, 2017	$35,188
The composition of intangible assets subject to amortization was as follows (in thousands):

	As of September 30, 2017
	Useful Life (in years)	Gross Initial Carrying Value	Cumulative Foreign Currency Translation Adjustment	Accumulated Amortization	Net Carrying Value
Customer relationships - institutional	14	$3,200	$(44)	$(96)	$3,060
Customer relationships - non-institutional	10	4,400	(60)	(187)	4,153
Trademarks and trade names	10	1,500	(20)	(64)	1,416
Developed technology	8	2,700	(37)	(145)	2,518
Total intangible assets		$11,800	$(161)	$(492)	$11,147
The useful life of intangible assets reflects the period the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized over the useful lives of the assets utilizing the straight-line method, which is materially consistent with the pattern in which the expected benefits will be consumed, calculated using undiscounted cash flows.
For the three months ended September 30, 2017, amortization expense of $88,000 was recorded to “cost of revenue” and $0.2 million was recorded to “selling, general and administrative.” For the nine months ended September 30, 2017, amortization expense of $148,000 was recorded to “cost of revenue” and $0.4 million was recorded to “selling, general and administrative.” Estimated amortization expense for the remainder of 2017 is $0.3 million. Estimated amortization expense for the years 2018 through 2021 is $1.2 million each year. The expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.
Note 6 – Restructuring and Exit Costs
2017 Restructuring Plans
In September 2017, the Company initiated a restructuring plan to optimize headcount in connection with the acquisition and integration of the assets and business of Nesscap, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were approximately $1.2 million, all of which were incurred in the third quarter of 2017.
In February 2017, the Company implemented a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. Total charges for the nine months ended September 30, 2017 for the February 2017 restructuring plan were approximately $0.9 million, which included a reversal of expense of $0.1 million in the three months ended September 30, 2017.
The charges related to both of the 2017 restructuring plans consist of employee severance costs and have been or will be paid in cash. The charges were recorded within “restructuring and exit costs” in the condensed consolidated statements of operations.

The following table summarizes the changes in the liabilities for each of the 2017 restructuring plans, which are recorded in “accrued employee compensation” in the Company’s condensed consolidated balance sheet for the nine months ended September 30, 2017 (in thousands):

	February 2017 Plan	September 2017 Plan
	Employee Severance Costs
Restructuring liability as of December 31, 2016	$—	$—
Costs incurred	997	1,195
Amounts paid	(855)	(58)
Accruals released	(142)	—
Restructuring liability as of September 30, 2017	$—	$1,137
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
As the 2015 restructuring plan was completed in 2016, there were no restructuring charges or cash payments related to this plan during the three and nine months ended September 30, 2017. For the nine months ended September 30, 2016, the Company recorded net charges related to the 2015 restructuring plan of $0.3 million, within “restructuring and exit costs” and $0.1 million of accelerated depreciation expense within “cost of revenue” in the condensed consolidated statements of operations. No restructuring charges related to this plan were recorded during the three months ended September 30, 2016. During the three and nine months ended September 30, 2016, cash payments in connection with the 2015 restructuring plan were $26,000 and $0.5 million, respectively, primarily related to employee severance and other exit costs.
Adjustment to Lease Liability
In connection with the 2015 restructuring plan, in June 2015, the Company ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the current business forecast. In the third quarter of 2017, we recognized additional facilities costs of $0.2 million as restructuring charges to record an adjustment to the sublease income assumption included in the estimated future rent obligation of this leased space.
The Company has recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. As of September 30, 2017 and December 31, 2016, lease obligation liabilities related to this leased space of $0.7 million and $0.8 million, respectively, were included in “accounts payable and accrued liabilities” and “other long term liabilities” in the condensed consolidated balance sheets.
Note 7 – Debt and Credit Facilities
Convertible Senior Notes
On September 25, 2017, the Company issued $40.0 million of 5.50% Convertible Senior Notes due 2022 (the “Notes”). The Company received net proceeds, after deducting the initial purchaser’s discount and offering expenses payable by the Company, of approximately $37.3 million. The Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on March 15 and September 15 of each year, with payments commencing on March 15, 2018. The Notes mature on September 15, 2022, unless earlier purchased by the Company, redeemed, or converted.
The Notes are unsecured obligations of Maxwell and rank senior in right of payment to any of Maxwell’s subordinated indebtedness; equal in right of payment to all of Maxwell’s unsecured indebtedness that is not subordinated; effectively subordinated in right of payment to any of Maxwell’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all indebtedness and other liabilities (including trade payables) of Maxwell’s subsidiaries.

The Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rate is157.5101 shares of the Company’s common stock per $1,000 principal amount of Notes, representing an initial effective conversion price of $6.35 per share of common stock and a 27% premium to the Company’s stock price at the date of issuance. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the Notes, dated September 25, 2017 between the Company and Wilmington Trust, National Association, as trustee (the “Indenture”), but will not be adjusted for accrued but unpaid interest.
Prior to the close of business on the business day immediately preceding June 15, 2022, the Notes will be convertible at the option of holders only upon the satisfaction of specified conditions and during certain periods. Thereafter until the close of business on the business day immediately preceding maturity, the Notes will be convertible at the option of the holders at any time regardless of these conditions.
Upon the occurrence of certain fundamental changes involving the Company, holders of the Notes may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
The Company may not redeem the Notes prior to September 20, 2020. The Company may redeem the Notes, at its option, in whole or in part on or after September 20, 2020 if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days
The Company considered the features embedded in the Notes, that is, the conversion feature, the Company's call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument.
The Notes included an initial purchaser’s discount of $2.2 million, or 5.5%. This discount is recorded as an offset to the debt and is amortized over the expected life of the Notes using the effective interest method.
Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. As a result of its cash conversion option, the Company segregated the liability component of the instrument from the equity component. The liability component was measured by estimating the fair value of a non-convertible debt instrument that is similar in its terms to the Notes. The calculation of the fair value of the debt component required the use of Level 3 inputs, including utilization of credit assumptions and high yield bond indices. Fair value was estimated using an income approach, through discounting future interest and principal payments due under the Notes at a discount rate of 12.0%, an interest rate equal to the estimated borrowing rate for similar non-convertible debt. The excess of the initial proceeds from the Notes over the estimated fair value of the liability component was $7.4 million and was recognized as a debt discount and recorded as an increase to additional paid-in capital, and will be amortized over the expected life of the Notes using the effective interest method. Amortization of the debt discount is recognized as non-cash interest expense.
The transaction costs of $0.5 million incurred in connection with the issuance of the Notes were allocated to the liability and equity components based on their relative values. Transaction costs allocated to the liability component are being amortized using the effective interest method and recognized as non-cash interest expense over the expected term of the Notes. Transaction costs allocated to the equity component of $0.1 million reduced the value of the equity component recognized in stockholders’ equity.
The initial purchaser debt discount, the equity component debt discount and the transaction costs allocated to the liability are being amortized over the contractual term to maturity of the Notes using an effective interest rate of 12.2%.
The carrying value of the Notes is as follows (in thousands):

As of September 30, 2017
Principal amount	$40,000
Unamortized debt discount - equity component	(7,350)
Unamortized debt discount - initial purchaser	(2,195)
Unamortized transaction costs	(375)
Net carrying value	$30,080

Total interest expense related to the Notes is as follows (in thousands):

Three and Nine Months Ended September 30, 2017
Cash interest expense
Coupon interest expense	$37
Non-cash interest expense
Amortization of debt discount - equity component	18
Amortization of debt discount - initial purchaser	5
Amortization of transaction costs	1
Total interest expense	$61
On October 11, 2017, the Company issued an additional $6.0 million aggregate principal amount of convertible senior notes under the same terms under a 30-day option that was exercised. The Company received net proceeds, after deducting the initial purchaser’s discount, of approximately $5.7 million.
Revolving Line of Credit
In July 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”), whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of September 30, 2017 the amount available under the Revolving Line of Credit was $12.0 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 100% of its equity interests in Maxwell SA. The obligations under the Loan Agreement are also guaranteed directly by Maxwell SA. The Revolving Line of Credit will mature on July 3, 2018. In the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, the Company may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. The Company is currently in compliance with the financial covenants that it is required to meet during the term of the credit agreement including the minimum four-quarter rolling EBITDA, quarterly minimum quick ratio and monthly minimum cash requirements. On February 28, 2017, the Company entered into an amendment to the Loan Agreement to approve the acquisition of substantially all of the assets and business of Nesscap Energy, Inc., and to modify certain financial covenants. On September, 2017, the Company entered into an amendment to the Loan Agreement providing for consent for the offering of the Notes and the inclusion of an additional covenant related to liquidity.
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
The Company is required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of September 30, 2017.
Other Long-term Borrowings
The Company has various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 0.9% to 1.9%. At September 30, 2017 and December 31, 2016, $124,000 and $83,000, respectively, was outstanding under these financing agreements.

Note 8 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB ASC. Historically, the financial instruments to which this topic applied were foreign currency forward contracts and the fair value of these foreign currency forward contracts was recorded as a liability or asset in the consolidated balance sheets. During the second quarter of 2016, the Company ceased using foreign currency forward contracts to hedge foreign currency exposure as management determined its foreign currency exposure was no longer sufficiently significant to merit the use of hedging instruments. Therefore, no foreign currency forward contracts were outstanding as of September 30, 2017. The fair value of these derivative instruments was measured using models following quoted market prices in active markets for identical instruments, which is a Level 2 input under the fair value hierarchy of the Fair Value Measurements and Disclosures Topic of the FASB ASC.
Additionally, the Company records pension assets at fair value. As of the last fair value measurement date of December 31, 2016, the net pension asset included plan assets with a fair value of $39.0 million. The plan assets consisted of debt and equity securities, real estate investment funds and cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets, which are Level 1 inputs under the fair value hierarchy. The fair value measurement of the real estate investment funds is based on unobservable inputs and assumptions which are Level 3 inputs under the fair value hierarchy.
As of September 30, 2017, the fair value of the Company’s convertible senior notes issued in September 2017 is equivalent to the proceeds received of $37.8 million, due to the recent issuance of the Notes. The carrying value of short-term and other long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.
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
The net gains and losses on foreign currency forward contracts included in “foreign currency exchange (gain) loss, net” in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total gain (loss)	$—	$(88)
The net gains and losses on foreign currency forward contracts were partially offset by net gains and losses on the underlying monetary assets and liabilities. Foreign currency gains and losses on those underlying monetary assets and liabilities included in “foreign currency exchange (gain) loss, net” in the condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total gain (loss)	$—	$(37)
For additional information, refer to Note 8 – Fair Value Measurements.
Note 10 – Stock Plans
The Company has two active stock-based compensation plans as of September 30, 2017: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
The Company generally issues the majority of employee stock compensation grants in the first quarter of the year; other grants issued during the year are typically for new employees or non-employee directors.

Stock Options
Stock options are granted to certain employees from time to time on a discretionary basis. Beginning in 2017, non-employee directors receive annual stock option awards as part of their annual retainer compensation. During the three and nine months ended September 30, 2017, the Company granted 5,000 and 50,000 stock options, respectively, which had an average grant date fair value per share of $3.12 and $2.97, respectively. During the three and nine months ended September 30, 2016, no stock options were granted. Compensation expense recognized for stock options for the three months ended September 30, 2017 and 2016 was $62,000 and $49,000, respectively. Compensation expense recognized for stock options for the nine months ended September 30, 2017 and 2016 was $169,000 and $134,000, respectively. The fair value of the stock options granted during the three and nine months ended September 30, 2017 was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Expected dividend yield	—%	—%
Expected volatility	58%	58% - 59%
Risk-free interest rate	1.96%	1.87% - 1.96%
Expected term (in years)	5.5	5.5
Restricted Stock Awards
Beginning in 2014, the Company ceased granting restricted stock awards (“RSAs”) and began granting restricted stock units (“RSUs”) to employees as part of its annual equity incentive award program, therefore, no restricted stock awards were issued during the three and nine months ended September 30, 2017 and 2016. During the three months ended September 30, 2017 and 2016, compensation expense recognized for RSAs was $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2017 and 2016, compensation expense recognized for RSAs was $0.3 million and $0.2 million, respectively. During the first quarter of 2016, there were significant reversals of previously recorded expense due to terminations under the Company’s 2015 restructuring plan as well as other employee terminations.
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
During the three months ended September 30, 2017, the Company granted 355,075 RSUs of which 320,963 were service-based RSUs with an average grant date fair value of $5.58 per share and 34,112 were PSUs with an average grant date fair value of $6.79 per share. During the nine months ended September 30, 2017, the Company granted 1,768,492 RSUs of which 1,242,618 were service-based RSUs with an average grant date fair value of $5.54 per share and 525,874 were PSUs with an average grant date fair value of $6.77 per share.
During the three months ended September 30, 2016, the Company granted 49,116 service-based RSUs with an average grant date value of $5.09 per share. During the nine months ended September 30, 2016, the Company granted 1,236,747 RSUs of which 904,028 were service-based RSUs with an average grant date value of $5.56 per share and 332,719 were PSUs with an average grant date fair value of $7.50 per share.

For the three months ended September 30, 2017 and 2016, PSUs granted included 34,112 market-condition restricted stock units. No market-condition restricted stock units were granted in the three months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, PSUs granted included 367,874 and 286,495 market-condition restricted stock units, respectively. The market-condition PSUs will vest based on the level of the Company’s stock price performance against a determined market index over one, two and three year performance periods. The market-condition PSUs have the potential to vest between 0% and 200% depending on the Company’s stock price performance and the recipients must remain employed through the end of each performance period in order to vest. The fair value of the market-condition PSUs granted was calculated using a Monte Carlo valuation model with the following assumptions:

	Three and Nine Months Ended September 30,
	2017	2016
Expected dividend yield	—%	—%
Expected volatility	53%	62%
Risk-free interest rate	1.55%	1.07%
Expected term (in years)	2.8	3.0
The following table summarizes the amount of compensation expense recognized for RSUs for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
RSU Type	2017	2016	2017	2016
Service-based	$1,124	$544	$2,460	$1,613
Performance objectives	219	30	389	71
Market-condition	432	250	1,027	621
	$1,775	$824	$3,876	$2,305
Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period. The number of shares purchased is based on participants’ contributions made during the offering period.
Compensation expense recognized for the ESPP for the three months ended September 30, 2017 and 2016 was $28,000 and $53,000, respectively, and was $81,000 and $189,000, respectively, for the nine months ended September 30, 2017 and 2016. The fair value of the ESPP shares for the three and nine months ended September 30, 2017 and 2016 was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected dividend yield	—%	—%	—%	—%
Expected volatility	37%	54%	32%	58%
Risk-free interest rate	1.09%	0.36%	0.78%	0.45%
Expected term (in years)	0.38	0.50	0.46	0.50
Fair value per share	$1.45	$1.59	$1.28	$2.04
Bonuses Settled in Stock
On January 15, 2016, the Compensation Committee of the Board of Directors of the Company adopted the Maxwell Technologies, Inc. Incentive Bonus Plan to enable participants to earn annual incentive bonuses based upon achievement of specified financial and strategic performance objectives. The Company may settle bonuses earned under the plan in either cash or stock, and currently intends to settle the majority of bonuses earned under the plan in stock. During the first quarter of 2017, the Company settled $1.2 million of bonuses earned under the plan for the 2016 performance period with 142,582 shares of fully vested common stock and 89,730 fully vested restricted stock units, which were subsequently settled during the second quarter of 2017. An additional $0.3 million of bonuses earned for the 2016 performance period were settled with 42,662 shares of fully vested common stock in the third quarter of 2017.

The Company recorded $0.7 million and $(31,000) of stock compensation expense related to the bonus plan during the three months ended September 30, 2017 and 2016, respectively. The Company recorded $1.9 million and $0.9 million of stock compensation expense related to the bonus plan during the nine months ended September 30, 2017 and 2016, respectively.
Director Fees Settled in Stock
In 2017, the Board approved a deferred compensation program under which non-employee directors may make irrevocable elections to receive all or a portion of their cash-based non-employee director fees (including, as applicable, any annual retainer fee, committee fee and any other compensation payable with respect to their service as a member of the Board) in stock and to elect to defer receipt of those shares. In the event that a director makes such an election, the Company will grant fully vested RSUs in lieu of cash, with an initial value equal to the cash fees, which will be settled either in the year granted or at a future date elected by the respective non-employee director through the issuance of Maxwell common stock. In addition, non-employee directors may elect to defer settlement of the initial and annual RSU awards granted to them in connection with their service as a non-employee director. During the three and nine months ended September 30, 2017, the Company settled $71,000 of director fees earned in the second quarter of 2017 with 12,904 fully vested RSUs. The Company recorded $92,000 and $164,000 of stock compensation expense related to director fees to be settled in stock during the three and nine months ended September 30, 2017, respectively.
Stock-Based Compensation Expense
Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$271	$146	$721	$643
Selling, general and administrative	2,097	799	4,762	2,436
Research and development	387	152	1,064	680
Total stock-based compensation expense	$2,755	$1,097	$6,547	$3,759
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
Components of net periodic pension cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$251	$295	$737	$883
Interest cost	59	62	172	185
Expected return on plan assets	(258)	(296)	(757)	(885)
Prior service cost amortization	38	38	113	113
Deferred loss amortization	—	61	—	183
Net periodic pension cost	$90	$160	$265	$479
Employer contributions of $0.2 million and $0.1 million were paid during the three months ended September 30, 2017 and 2016, respectively. Employer contributions of $0.5 million were paid during each of the nine months ended September 30, 2017 and 2016. Additional employer contributions of approximately $0.1 million are expected to be paid during the remainder of fiscal 2017.

Korea Defined Benefit Plan
In connection with the Nesscap Acquisition, the Company assumed the defined benefit plan liability related to Nesscap Korea’s employees. Pursuant to the Labor Standards Act of Korea, employees and most executive officers with one or more years of service are entitled to lump sum separation benefits upon the termination of their employment based on their length of service and rate of pay.
Components of net cost related to the Korea employee defined benefit plan are as follows (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Service cost	$134	$221
Interest cost	20	34
Net cost	$154	$255
Employer contributions of $2,000 and $4,000 were paid during the three and nine months ended September 30, 2017, respectively. Additional employer contributions of approximately $2,000 are expected to be paid during the remainder of fiscal 2017.
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
Government Investigations
In early 2013, the Company voluntarily provided information to the SEC and the United States Attorney’s Office for the Southern District of California related to its announcement that it intended to file restated financial statements for fiscal years 2011 and 2012. On June 11, 2015 and June 16, 2016, the Company received subpoenas from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the restated financial statements. The Company has provided documents and information to the SEC in response to the subpoenas. In September 2016, the Company entered into a tolling agreement effective for the period beginning on September 12, 2016, and running through June 30, 2017, with the SEC related to these matters. In June 2017, the Company entered into an amended and restated version of this tolling agreement effective for the period beginning on September 12, 2016, and running through October 31, 2017. In November 2017, the Company entered into an amended and restated version of this tolling agreement effective for the period beginning on September 12, 2016, and running through December 22, 2017. The Company is cooperating with the investigation and recently made an offer of settlement to resolve the matter, which is subject to approval by the SEC Commissioners. The proposed settlement would be entered into by the Company without admitting or denying the SEC’s findings and would resolve alleged violations of certain anti-fraud and books and records provisions of the federal securities laws and related rules. Under the terms of the proposed settlement, the Company would pay $2.8 million in a civil penalty and agree not to commit or cause any violations of certain anti-fraud and books and records provisions of the federal securities laws and related rules. In the third quarter of 2017, the Company has made a corresponding accrual for the settlement amount as an operating expense in its financial statements.

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
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this document and incorporated herein by reference discuss our plans and strategies for our business or make other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “may,” “could,” “will,” “continue,” “seek,” “should,” “would” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views and beliefs of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our statements. Such risks, uncertainties and contingencies include, but are not limited to, the following:

•	dependence upon the sale of products to a small number of vertical markets, some of which are dependent on government funding or government subsidies which may or may not continue in the future;

•	uncertainties related to the global geopolitical landscape and the recent elections in the United States;

•	risks related to acquisitions and potential for unsuccessful integration of acquired businesses;

•	risk that our restructuring efforts may not be successful and that we may not be able to realize the anticipated cost savings and other benefits;

•	our ability to obtain sufficient capital to meet our operating or other needs;

•	our ability to manage our liabilities;

•	our ability to service our debt;

•	risks related to the triggering of the conditional conversion feature in our senior notes;

•	downward pressures on product pricing from increased competition and potential shifts in sales mix with respect to low margin and high margin business;

•	our ability to manage and minimize the impact of unfavorable legal proceedings;

•	risk that activist stockholders attempt to effect changes to our Company which could adversely affect our corporate governance;

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
We also seek to expand market opportunities and revenue for our high-voltage capacitors. The market for high-voltage capacitors consists mainly of expansion, upgrading and maintenance of existing electrical utility infrastructure and new infrastructure installations in developing countries. Such installations are capital-intensive and frequently are subject to regulation, availability of government funding and general economic conditions. We are in the process of expanding capacity at our existing high-voltage capacitor production facility in Rossens, Switzerland in order to better meet demand and forecasted production volume.

On September 25, 2017, we issued $40 million aggregate principal amount of 5.50% convertible senior notes due 2022 (the “Notes”). The sale of the Notes generated net proceeds of approximately $37.3 million after deducting the initial purchaser’s discount and the estimated offering expenses payable by us. We intend to use the net proceeds from the offering for general corporate purposes, which may include research and development expenses, capital expenditures, working capital and general and administrative expenses. A 30-day option to purchase up to an additional $6.0 million aggregate principal amount of the convertible senior notes under the same terms was also exercised in October 2017.
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
In September 2017, we initiated a restructuring plan to optimize headcount in connection with the acquisition and integration of the assets and business of Nesscap, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were approximately $1.2 million, all of which were incurred in the third quarter of 2017. We anticipate annual cost savings between $0.7 million and $1.0 million as a result of this restructuring plan, including a benefit of $0.3 million to $0.4 million in fiscal 2017.
In February 2017, we announced a restructuring plan to implement a wide range of organizational efficiencies and cost reduction opportunities to better align our costs with near term revenue. In connection with the restructuring plan, we have incurred restructuring charges of approximately $0.9 million, primarily related to employee severance. The restructuring charges are cash expenditures and were substantially all recognized in the first quarter of fiscal 2017. We anticipate annual cost savings between $2.5 million and $3.0 million as a result of this restructuring plan, including a benefit of approximately $1.9 million in fiscal 2017.
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
In the third quarter of 2017, revenue was $35.8 million, representing an overall increase of 40% compared with $25.5 million in the same period one year ago. The increase is primarily attributable to higher revenue for our ultracapacitor products, for which revenue increased by 97% to $27.6 million in the third quarter of 2017 from $14.0 million in the third quarter of 2016. The increase in ultracapacitor product revenue was partially due to the Nesscap Acquisition which contributed $6.8 million of revenue in the third quarter of 2017. Additionally, wind energy sales increased as the grid capacity and infrastructure constraints in China during the third quarter of 2016 were not present in the third quarter of 2017.
Revenue for our high-voltage capacitor products was $8.3 million for the third quarter of 2017, representing a decrease of 28% compared with $11.5 million for the same period in the prior year. This decrease was due to the timing of certain high-voltage capacitor end user projects and associated revenue.
Overall gross margin during the quarter decreased to 21% compared with 30% in the third quarter of 2016, primarily associated with a change in product mix as the third quarter of 2017 included lower sales of higher margin high-voltage products, as well as recognition of the inventory step-up and the amortization of intangibles related to the Nesscap Acquisition. Operating expenses in the third quarter of 2017 increased to 58% of revenue, compared with 54% of revenue in the same period one year ago, primarily attributable to a proposed settlement with the SEC in the third quarter of 2017 related to our 2011 and 2012 restatement and the implementation of a restructuring plan in the third quarter of 2017, partially offset by lower operating expenses due to our restructuring activities and ongoing cost reduction efforts.
As of September 30, 2017, we had cash and cash equivalents of $52.9 million. Management believes that this available cash balance will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months. In addition, we have a revolving line of credit available up to a maximum of $25.0 million, subject to a borrowing base limitation, and we have not borrowed any amounts under this facility to date. In the future, we may decide to supplement existing cash and planned cash flow from operations by borrowing funds or by issuing additional debt or equity.
On April 10, 2017, we entered into a stock purchase agreement with SDIC Fund Management Co., Ltd. (“SDIC”), pursuant to which we agreed to issue and sell to SDIC 7.4 million shares of the Company’s common stock for $6.32 per share, for an aggregate purchase price of approximately $46.6 million. On September 20, 2017, in connection with the sale and issuance of the Notes described above, we terminated the Stock Purchase Agreement (the “SDIC Agreement”). As a result of the termination, we expensed $0.5 million of transaction costs in the third quarter of 2017 which were previously incurred in connection with the SDIC Agreement.

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
Current Year Highlights
During the nine months ended September 30, 2017, we continued to focus on introducing new products, winning new customers, developing new product applications, adjusting production capacity, reducing costs to align with near-term revenue forecasts, and improving production and other operational processes. Some of these efforts are described below:

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

•
In September 2017, we announced an offering of $40 million aggregate principal amount of 5.50% Convertible Senior Notes due 2022 (the "Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We also granted to the initial purchaser of the notes a 30-day option to purchase up to an additional $6.0 million aggregate principal amount of the Notes. The sale of the Notes to the initial purchaser settled on September 25, 2017 and resulted in approximately $37.3 million in net proceeds after deducting fees and estimated offering expenses payable by us.

•
In October 2017, we announced the sale of an additional $6.0 million in aggregate principal amount of our 5.50% convertible senior notes due 2022 (the "Additional Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, pursuant to the initial purchaser's exercise of their option to purchase additional notes. The sale of the Additional Notes settled on October 11, 2017 and the Additional Notes were sold on the same terms in all respects as the 5.50% convertible senior notes due 2022 previously issued on September 25, 2017.

Results of Operations
Comparison of Three and Nine Months Ended September 30, 2017 and 2016
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Cost of revenue	79%	70%	79%	71%
Gross profit	21%	30%	21%	29%
Operating expenses:
Selling, general and administrative	41%	33%	36%	29%
Research and development	14%	20%	14%	17%
Restructuring and exit costs	3%	—%	2%	—%
Impairment of assets	—%	1%	—%	—%
Total operating expenses	58%	54%	52%	46%
Loss from operations	(37)%	(24)%	(31)%	(17)%
Gain on sale of product line	—%	—%	—%	(7)%
Loss before income taxes	(37)%	(24)%	(31)%	(10)%
Income tax provision	2%	3%	3%	2%
Net loss	(39)%	(27)%	(34)%	(12)%
Net loss reported for the third quarter of 2017 was $13.9 million, or $0.37 per share, compared with net loss of $6.9 million, or $0.21 per share, in the same period one year ago. The $7.0 million change was primarily composed of the following:

•	$2.8 million of expense recorded in the third quarter of 2017 for the proposed settlement with the SEC related to our 2011 and 2012 restatement;

•
a $1.7 million increase in stock compensation expense due to a difference in expected performance under the 2017 bonus plan compared to the 2016 plan as well as a change in award mix to include market-condition RSUs which have a higher expense;

•
$1.3 million of costs mainly related to our September 2017 restructuring plan to optimize headcount in connection with the acquisition and integration of Nesscap, as well as to implement additional organizational efficiencies;

•	$0.6 million of expense recorded in the third quarter of 2017 for a settlement with a shareholder in connection with the issuance of the Notes;

•	$0.5 million of expense related to the SDIC agreement which was terminated in the third quarter of 2017; and

•	other expense increases as well as an offsetting effect from savings in operating expense associated with our restructuring and ongoing cost reduction efforts.

Net loss reported for the nine months ended September 30, 2017 was $34.4 million, or $0.98 per share, compared with a net loss of $11.5 million, or $0.36 per share, in the same period one year ago. The $22.8 million change was primarily composed of the following:

•	a $6.7 million gain in 2016 from the sale of our microelectronics product line;

•
a $5.8 million decline in gross profit associated with an increase in product costs due to higher unabsorbed fixed costs related to lower production volume, a change in product mix which no longer includes sales of higher margin microelectronics products, recognition of the inventory step-up and the amortization of intangibles related to the Nesscap Acquisition, as well as a reduction in pricing for our ultracapacitor products;

•	$2.8 million of expense recorded in 2017 for the proposed settlement with the SEC related to our 2011 and 2012 restatement;

•
a $2.8 million increase in stock compensation expense due to a difference in expected performance under the 2017 bonus plan compared to the 2016 plan, unusually high forfeitures during the first quarter of 2016 related to our 2015 restructuring plan, as well as a change in award mix to include market-condition RSUs which have a higher expense;

•
a $2.0 million increase in restructuring charges mainly related to our 2017 restructuring plans to implement a wide range of organizational efficiency and to optimize headcount in connection with the acquisition and integration of the assets and business of Nesscap;

•	$1.8 million of transaction costs in 2017 related to the Nesscap Acquisition,

•	a $1.5 million benefit in the second quarter of 2016 from the release of a foreign tax liability due to the lapse of a statute of limitation,

•	$1.2 million of increased taxes due to a higher tax rate and higher income related to our Swiss subsidiary; and

•	an offsetting effect from savings in operating expense associated with our restructuring and ongoing cost reduction efforts.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Revenue	$35,816	$25,506	$10,310	40%	$99,605	$94,844	$4,761	5%
Cost of revenue	28,420	17,878	10,542	59%	78,191	67,582	10,609	16%
% of Revenue	79%	70%			79%	71%
Gross profit	$7,396	$7,628	$(232)	(3)%	$21,414	$27,262	$(5,848)	(21)%
% of Revenue	21%	30%			21%	29%
Revenue. During the third quarter of 2017, revenue increased 40% to $35.8 million, compared with $25.5 million in the same period one year ago. This increase in revenue was primarily related to higher revenue for our ultracapacitor product line, which increased by $13.6 million, or 97%, to $27.6 million from $14.0 million. The increase in ultracapacitor product revenue was partially due to the Nesscap Acquisition which contributed $6.8 million of revenue in the third quarter of 2017. Additionally, wind energy sales increased in the third quarter of 2017 as the third quarter of 2016 experienced grid capacity and infrastructure constraints in China which were not present in the third quarter of 2017. The increase in ultracapacitor product revenue for the third quarter of 2017 was composed of higher volume of $14.0 million, partially offset by lower prices of $0.5 million.
Revenue for our high-voltage products decreased by $3.2 million, or 28%, to $8.3 million for the third quarter of 2017, compared with $11.5 million for the same period one year ago. This decrease was due to the timing of certain high-voltage capacitor end user projects and associated revenue.
During the nine months ended September 30, 2017, revenue increased 5% to $99.6 million, compared with $94.8 million in the same period one year ago. This increase in revenue was primarily related to higher revenue for our ultracapacitor product line which increased by $8.1 million, or 14%, to $66.9 million from $58.8 million. Ultracapacitor revenue for the nine months ended September 30, 2017 included $11.0 million in revenue from the operations of Nesscap that we acquired. The increase in ultracapacitor product revenue was composed of higher volume of $11.2 million offset by lower prices of $3.1 million. The increase in ultracapacitor product revenue was primarily due sales related to the Nesscap Acquisition.

Revenue for our high-voltage products increased by $1.2 million, or 4%, to $32.7 million for the nine months ended September 30, 2017, compared with $31.5 million for the same period one year ago. This increase was primarily due to unusually low sales in the first quarter of 2016 associated with delays in Chinese customer orders while waiting for the release of China’s new 5-year plan, which was released at the end of the first quarter of 2016. The increase was partially offset by lower sales in the third quarter of 2017 related to the timing of certain high-voltage capacitor end user projects and associated revenue.
Due to the sale of the product line in April 2016, there was no microelectronics product revenue for the nine months ended September 30, 2017 compared with $4.6 million for the nine months ended September 30, 2016.
A substantial amount of our revenue is generated through our Swiss subsidiary, which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the weakening of the U.S. Dollar against the Swiss Franc during the three ended September 30, 2017 compared with the same period one year ago, revenue was positively impacted by $0.1 million. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the nine months ended September 30, 2017 compared with the same period one year ago, revenue was negatively impacted by $0.2 million.
Gross Profit and Gross Margin. During the third quarter of 2017, gross profit decreased $0.2 million, or 3%, to $7.4 million compared with $7.6 million in the same period one year ago. As a percentage of revenue, gross margin decreased to 21% in the third quarter of 2017 compared with 30% in the same period one year ago. The decreases in gross profit and gross margin were associated with a change in product mix as the third quarter of 2017 included lower sales of higher margin high-voltage products, as well as recognition of the inventory step-up and the amortization of intangibles related to the Nesscap Acquisition.
During the nine months ended September 30, 2017, gross profit decreased $5.8 million, or 21%, to $21.4 million compared with $27.3 million in the same period one year ago. As a percentage of revenue, gross margin decreased to 21% in the nine months ended September 30, 2017 compared with 29% in the same period one year ago. The decreases in gross profit and gross margin were associated with an increase in product costs due to higher unabsorbed fixed costs related to lower production volume, a change in product mix which no longer includes sales of higher margin microelectronics products, recognition of the inventory step-up and the amortization of intangibles related to the Nesscap Acquisition, as well as a reduction in pricing for our ultracapacitor products.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the three and nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase	% Change	2017	2016	Increase	% Change
Selling, general and administrative	$14,514	$8,374	$6,140	73%	$36,124	$26,695	$9,429	35%
% of Revenue	41%	33%			36%	29%
Selling, general and administrative expenses for the third quarter of 2017 increased by $6.1 million, or 73%, from the same period in 2016. Selling, general and administrative expenses increased to 41% of revenue, up from 33% for the same period in 2016. This increase primarily related to $2.8 million of expense recorded in the third quarter of 2017 for the proposed settlement with the SEC related to our 2011 and 2012 restatement, a $1.3 million increase in stock compensation expense due to a difference in expected performance under our 2017 bonus plan compared with 2016 as well as a change in award mix to include market-condition RSUs which have a higher expense, a $0.7 million increase associated with the acquisition of the operations of Nesscap, $0.6 million in expense recorded in the third quarter of 2017 for a settlement with a shareholder in connection with the issuance of the Notes, and $0.5 million of transaction expenses recognized upon the termination of the SDIC agreement. These increases were partially offset by various decreases related to our restructuring and ongoing cost reduction efforts.

Selling, general and administrative expenses for the nine months ended September 30, 2017 increased by $9.4 million, or 35%, from the same period in 2016. Selling, general and administrative expenses increased to 36% of revenue, up from 29% for the same period in 2016. This increase primarily related to $2.8 million of expense recorded in 2017 for the proposed settlement with the SEC related to our 2011 and 2012 restatement, a $2.3 million increase in stock compensation expense due to a difference in expected performance under our 2017 bonus plan compared with 2016, a change in award mix to include market-condition RSUs which have a higher expense, and unusually high forfeitures during the first quarter of 2016 related to our 2015 restructuring plan, $1.8 million of Nesscap Acquisition costs, a $1.3 million release of a foreign payroll tax liability in the second quarter of 2016, $1.3 million associated with the acquisition of the operations of Nesscap, $0.6 million in expense recorded in 2017 for a settlement with a shareholder in connection with the issuance of the Notes, and $0.5 million of transaction expenses recognized upon the termination of the SDIC agreement. These increases were partially offset by various decreases related to our restructuring and ongoing cost reduction efforts.
Research and Development Expense
The following table presents research and development expense for the three and nine months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Decrease	% Change	2017	2016	Decrease	% Change
Research and development	$4,891	5,038	$(147)	(3)%	$14,007	$16,106	$(2,099)	(13)%
% of Revenue	14%	20%			14%	17%
Research and development expenses for the third quarter of 2017 decreased by $0.1 million, or 3%, from the same period in 2016. Research and development expenses were 14% of revenue, down from 20% for the same period in 2016. The decrease was primarily associated with a decrease of $0.6 million in engineering development project costs mainly related to our restructuring and cost reduction efforts. This decrease was partially offset by a $0.3 million increase in stock compensation expense mostly due to a difference in expected performance under our 2017 bonus plan compared with 2016 and an increase of $0.2 million associated with the acquisition of the operations of Nesscap.
Research and development expenses for the nine months ended September 30, 2017 decreased by $2.1 million, or 13%, from the same period in 2016. Research and development expenses were 14% of revenue, down from 17% for the same period in 2016. The decrease was primarily associated with a decrease of $1.2 million in labor and headcount-related costs mainly related to our restructuring and cost reduction efforts, and an increase of $1.3 million in third-party funding under cost-sharing arrangements, partially offset by an increase of $0.5 million associated with the acquisition of the operations of Nesscap.
Restructuring and Exit Costs
In September 2017, we initiated a restructuring plan to optimize headcount in connection with the acquisition and integration of Nesscap, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were approximately $1.2 million, all of which were recognized in the third quarter of 2017.
In February 2017, we implemented a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. Total charges for the February 2017 restructuring plan were approximately $0.9 million, and were recognized primarily in the first quarter of 2017.
The charges related to the 2017 restructuring plans consist of employee severance costs and have been or will be paid in cash. The following table summarizes the changes in the liabilities for each of the 2017 restructuring plans for the nine months ended September 30, 2017 (in thousands):

	February 2017 Plan	September 2017 Plan
	Employee Severance Costs
Restructuring liability as of December 31, 2016	$—	$—
Costs incurred	997	1,195
Amounts paid	(855)	(58)
Accruals released	(142)	—
Restructuring liability as of September 30, 2017	$—	$1,137

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
Also, in the third quarter of 2017, we recognized additional facilities costs of $0.2 million as a restructuring charge due to an adjustment to the sublease income assumption included in the estimated future rent obligation of the leased space deemed to have no future economic benefit to us in connection with our 2015 restructuring plan.
During the third quarter of 2017, $1.3 million of restructuring charges were recorded and $0.3 million of cash payments were made in connection with our restructuring plans. During the nine months ended September 30, 2017, we recorded restructuring charges of $2.2 million of which $0.9 million was paid during the nine months ended September 30, 2017.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax provision of $0.5 million and $3.1 million for the three and nine months ended September 30, 2017, respectively, compared with $0.8 million and $1.9 million for the three and nine months ended September 30, 2016, respectively. This provision is primarily related to taxes on income generated by our Swiss subsidiary, for which the tax rate increased in the first quarter of 2017 as we did not meet employment thresholds which were required to be met by December 31, 2017 in order to continue to be eligible for a tax holiday in Switzerland. We record taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of September 30, 2017, we have recorded a $4.9 million deferred tax liability for Swiss withholding taxes associated with $97.6 million of undistributed earnings of our Swiss subsidiary that are no longer considered indefinitely reinvested. In the event that we repatriate these funds, this withholding tax would become payable to the Swiss government.
At September 30, 2017, we have a cumulative valuation allowance of $91.0 million offsetting our worldwide net deferred tax assets of which the significant majority represents the valuation allowance on our U.S. net deferred tax asset. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Total cash provided by (used in):
Operating activities	$(8,776)	$(13,983)
Investing activities	(1,892)	15,930
Financing activities	37,502	585
Effect of exchange rate changes on cash and cash equivalents	659	588
Increase in cash and cash equivalents	$27,493	$3,120
Net cash used in operating activities was $8.8 million for the nine months ended September 30, 2017 and related primarily to our net loss of $34.4 million, which included non-cash charges of $16.7 million, and an increase in accounts receivable of $3.7 million primarily related to timing of receipts and higher sales in the third quarter of 2017 compared with the fourth quarter of 2016. These decreases in cash were partially offset by an increase in accounts payable and accrued liabilities of $7.3 million related to an accrual for the proposed settlement with the SEC related to our 2011 and 2012 restatement, the addition of the operations of Nesscap and the timing of payments, and a decrease in inventory of $3.6 million mainly related to our efforts to reduce inventory levels.

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
Net cash used in operating activities decreased $5.2 million to $8.8 million for the nine months ended September 30, 2017 compared with $14.0 million for the nine months ended September 30, 2016. Cash flows from operating activities were impacted by working capital changes which had a positive effect on cash flow of $8.9 million for the nine months ended September 30, 2017, compared with a negative effect of $6.8 million in the nine months ended September 30, 2016. This positive effect of changes in working capital was partially offset by lower gross profit and higher operating expenses in 2017.
Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2017 compared with cash provided by investing activities of $15.9 million for the nine months ended September 30, 2016. Cash used in investing activities during the nine months ended September 30, 2017 was associated with $3.3 million of capital expenditures primarily related to improvements in manufacturing processes and new product testing and production equipment. These capital expenditures were partially offset by $1.5 million of cash received in May 2017 related to the release of the escrow holdback in connection with the sale of our microelectronics product line. Net cash provided by investing activities for the nine months ended September 30, 2016 was $15.9 million and primarily related to proceeds of $20.5 million from the sale of our microelectronics product line, partially offset by capital expenditures of $4.7 million primarily for our corporate research and development facility in San Diego, California.
Net cash provided by financing activities was $37.5 million for the nine months ended September 30, 2017 compared with $0.6 million for the same period in 2016. During the nine months ended September 30, 2017, we received net proceeds of $37.3 million from the issuance of convertible senior notes. For the nine months ended September 30, 2016, cash provided by financing activities primarily related to proceeds from our employee stock purchase plan.
Liquidity
On September 25, 2017, we issued $40 million aggregate principal amount of 5.50% convertible senior notes due 2022 (the “Notes”). The sale of the Notes generated net proceeds of approximately $37.3 million after deducting the initial purchaser’s discount and the estimated offering expenses payable by us. The Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2018. In October 2017, we issued an additional $6.0 million of convertible senior notes under a 30-day option to purchase up to an additional $6.0 million aggregate principal amount of convertible senior notes under the same terms, which was exercised in October 2017. The sale of the additional convertible senior notes generated net proceeds of approximately $5.7 million after deducting the initial purchaser’s discount.
As of September 30, 2017, we had approximately $52.9 million in cash and cash equivalents, and working capital of $70.2 million. As discussed below, in July 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”), whereby EWB made available to us a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of September 30, 2017, the amount available under the Revolving Line of Credit was $12.0 million. No amounts have been borrowed under this Revolving Line of Credit as of September 30, 2017.
As of September 30, 2017, the amount of cash and short-term investments held by foreign subsidiaries was $10.2 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate these funds at a rate of approximately 5%. We have accrued the tax expense associated with the potential future repatriation of these funds.
In September 2017, we initiated a restructuring plan to optimize headcount in connection with the acquisition and integration of the assets and business of Nesscap, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were approximately $1.2 million, all of which were incurred in the third quarter of 2017. In February 2017, we implemented a restructuring plan that included a wide range of organizational efficiencies and cost reduction opportunities. In connection with the February 2017 restructuring plan, we have incurred net restructuring charges of approximately $0.9 million, which were substantially recognized in the first quarter of 2017. The September and February 2017 restructuring plan charges consist of employee severance costs which have been or will be paid in cash. In connection with these restructuring plans, we made cash payments of $0.9 million during the nine months ended September 30, 2017.
In connection with the Nesscap Acquisition, we expect to incur approximately $3.5 million in cash expenditures of which $3.4 million was paid during the nine months ended September 30, 2017; the remainder is expected to be paid by the end of 2017. The acquisition was completed in the second quarter of 2017.

Debt and Credit Facilities
Convertible Senior Notes
On September, 2017, we issued $40.0 million of 5.50% convertible senior unsecured notes due 2022 (the “Notes”). We received net proceeds, after deducting underwriting discounts and fees and expenses payable by the Company, of approximately $37.3 million. The Convertible Senior Notes bear interest at a rate of 5.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing on March 15, 2018. The Convertible Senior Notes mature on September 25, 2022, unless earlier purchased by the Company, redeemed, or converted. We believe that we have sufficient capital resources and cash flows from operations to support scheduled interest payments on this debt.
Revolving Line of Credit
In July 2015, we entered into the Loan Agreement and related agreements with EWB, whereby EWB made available to us a secured credit facility in the form of the Revolving Line of Credit. The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables. As of September 30, 2017, the amount available under the Revolving Line of Credit was $12.0 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 100% of our equity interests in the Company’s Swiss subsidiary. The obligations under the Loan Agreement are guaranteed by the Swiss Subsidiary. The Revolving Line of Credit will mature on July 3, 2018. In the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, we may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. We are currently in compliance with the financial covenants that we are required to meet during the term of the credit agreement including the minimum four-quarter rolling EBITDA, quarterly minimum quick ratio and minimum cash requirements. On February 28, 2017, we entered into an amendment to the Loan Agreement to approve the acquisition of substantially all of the assets and business of Nesscap Energy, Inc., and to modify certain financial covenants. On September, 2017, we entered into an amendment to the Loan Agreement providing for consent for the offering of the Notes and the inclusion of an additional covenant related to liquidity.
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
We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter. No amounts have been borrowed under this Revolving Line of Credit as of September 30, 2017.
Other long-term borrowings
We have various financing agreements for vehicles. These agreements are for up to an original three year repayment period with interest rates ranging from 0.9% to 1.9%. At September 30, 2017 and December 31, 2016, $124,000 and $83,000 respectively, was outstanding under these financing agreements.
Critical Accounting Estimates
We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2016 other than the addition of Business Combinations and Convertible Debt, as follows:

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
Convertible Debt
We account for convertible debt instruments that may be settled in cash upon conversion by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. In September 2017, we issued $40.0 million aggregate principal amount of 5.50% Convertible Senior Notes due 2022. Fair value of the liability component was estimated through discounting future interest and principal payments, an income approach, due under the Notes at a discount rate of 12.00%, an interest rate equal to the estimated borrowing rate for similar non-convertible debt. We determined our nonconvertible debt borrowing rate by using Level 3 inputs, including utilization of credit assumptions and high yield bond indices. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.
The difference between the face value of the Notes and the fair value of the debt component results in us recording the debt at a discount. We are amortizing this debt discount over the life of the Notes as additional non-cash interest expense utilizing the effective interest method.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers. We are in the process of evaluating our standard product sales arrangements and we have identified an adoption impact related to revenue from certain distributor agreements which is currently deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, we anticipate a change in the recognition of such distributor revenue whereby revenue is estimated and recognized in the period in which we sell the product to the distributor; the adoption impact is expected to be less than $1.0 million. Other than this impact, we have not yet identified any expected material impact on the timing and measurement of revenue for standard product sale arrangements from the adoption of the standard; however, we are still in the process of formalizing our final conclusions. We are still evaluating the impact of adoption on non-product sale arrangements, which represent less than five percent of revenue. We have also developed a comprehensive project plan to guide implementation of the new standard and we expect to complete our assessment in December 2017. We intend to adopt the new standard using the modified retrospective transition method effective January 1, 2018.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. The guidance will be effective for us in the first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. We early adopted this standard in the fourth quarter of 2016 resulting in the reclassification of restricted cash in the presentation of our consolidated statements of cash flows. In accordance with our early adoption of ASU No. 2016-18, for the nine months ended September 30, 2016, the retrospective restatement was limited to including restricted cash balances in the amount of $0.4 million in beginning and $0.1 million in ending cash, cash equivalents and restricted cash balances in the consolidated statements of cash flows. The retrospective adoption did not impact reported net loss and does not otherwise have a material impact on the presentation of our overall financial statements.

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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for us in the first quarter of 2019. We do not expect this ASU to have a material impact on our consolidated financial statements.
There have been no other recent accounting standards, or changes in accounting standards, during the nine months ended September 30, 2017, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.

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

We have certain monetary assets and liabilities, primarily cash, receivables and payables, denominated in foreign currencies. The fair value of these assets and liabilities are affected by movements in currency exchange rates. As of September 30, 2017, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% would result in a hypothetical loss of $0.4 million. As local currency debt carried by our Swiss subsidiary is minor, changes in foreign currency rates would not significantly impact our financial results.
Interest Rate Risk
At September 30, 2017, we had no outstanding balance under our Revolving Line of Credit. We have various financing agreements for vehicles. These agreements are for up to a five year repayment period with interest rates ranging from 0.9% to 1.9%. At September 30, 2017, $124,000 was outstanding under these financing agreements, $91,000 of which is classified as long-term debt. As these borrowings are minor, changes in interest rates would not significantly impact our financial results.
Fair Value Risk
We had a net pension asset of $9.6 million and $8.9 million as of September 30, 2017 and December 31, 2016, respectively. As of the last fair value measurement date of December 31, 2016, the net pension asset included plan assets with a fair value of $39.0 million. The plan assets consisted of 52% debt and equity securities, 43% real estate investment funds and 5% of cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate investment funds is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

•
On April 28, 2017, we completed the acquisition of Nesscap Energy, Inc. We are in the process of evaluating the internal controls of the acquired business and integrating it into our overall system of internal control over financial reporting. We expect to be compliant with Rules 13a-15 or 15d-15 as of December 31, 2018.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which are incorporated herein by reference, except for the risk factors listed below.
The sale of our 5.50% Senior Convertible Notes due 2022 significantly increased our amount of long-term debt, and our financial condition and results of operations could be adversely affected if we do not efficiently manage our liabilities.
In September 2017, we issued $40.0 million aggregate principal amount of our 5.50% Senior Convertible Notes due in 2022 (the “2022 Notes”) and an additional $6.0 million of 2022 Notes upon exercise of the initial purchaser’s option in October 2017. As a result of the sale of the 2022 Notes, we have a substantial amount of long-term debt. Our maintenance of such debt could adversely affect our financial condition and results of operations.
In addition, there are a large number of shares of common stock reserved for issuance upon the potential conversion of our 2022 Notes and the issuance of these shares may depress the market price of our common stock.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Unfavorable results of legal proceedings and regulatory investigations could materially adversely affect us.
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

For example, we have several pending legal matters in the form of both government and regulatory investigations. In early 2013, the Company voluntarily provided information to the Enforcement Division of the SEC related to its announcement that it intended to file restated financial statements for fiscal years 2011 and 2012. On June 11, 2015 and June 16, 2016, the Company received subpoenas from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the restated financial statements. The Company has provided documents and information to the SEC in response to the subpoenas. In September 2016, the Company entered into a tolling agreement effective for the period beginning on September 12, 2016, and running through June 30, 2017, with the SEC related to these matters. In June 2017, the Company entered into an amended and restated version of this tolling agreement effective for the period beginning on September 12, 2016, and running through October 31, 2017. In November 2017, the Company entered into an amended and restated version of this tolling agreement effective for the period beginning on September 12, 2016, and running through December 22, 2017. The Company is cooperating with the investigation and recently made an offer of settlement to resolve the matter, which is subject to approval by the SEC Commissioners. The proposed settlement would be entered into by the Company without admitting or denying the SEC’s findings and would resolve alleged violations of certain anti-fraud and books and records provisions of the federal securities laws and related rules. Under the terms of the proposed settlement, the Company would pay $2.8 million in a civil penalty and agree not to commit or cause any violations of certain anti-fraud and books and records provisions of the federal securities laws and related rules. There is no assurance that the proposal will be approved by the SEC Commissioners.
Further, the Swiss federal prosecutor initiated an investigation into the Company in 2013 for actions which we believe are related to the U.S. Foreign Corrupt Practices Act (“FCPA”) investigation previously settled with the SEC and Department of Justice (“DOJ”) in 2011, and we are currently unable to determine the extent to which we may be subject to fines in accordance with Swiss bribery laws and what additional expenses will be incurred in order to defend this matter. We are unable at this time to estimate the amount of the possible loss or range of loss that we may incur as a result of these investigations.
Additionally, these legal matters could be both time-consuming and disruptive to our business and our reputation could be harmed as a result of the allegations asserted in public statements and court documents throughout the course of the action. Consequently, our financial condition or operating results could be materially adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed on its Current Report on Form 8-K filed on September 26, 2017 with the Securities and Exchange Commission (“SEC”), on September 25, 2017, the Company completed the sale and issuance of $40 million aggregate principal amount of 5.50% Convertible Senior Notes due 2022 (the “Notes”). On October 12, 2017, the Company announced the sale of an additional $6.0 million in Notes. The Company issued the Notes to Barclays Capital, Inc. (the “initial purchaser) in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and for initial resale by the initial purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the initial purchaser. The Notes and the shares of the Company’s common stock issuable upon conversion of the Notes, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
The initial conversion rate is 157.5101 shares of common stock of the Company per $1,000 principal amount of Notes, which is equal to an initial conversion price of approximately $6.35 per share. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The Company will satisfy its conversion obligation in cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or such notice of redemption, as the case may be, in certain circumstances.
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

4.1
Indenture dated as of September 25, 2017 between Maxwell Technologies, Inc. and the Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 26, 2017 (SEC file no. 001-15477)).

4.2
Form of 5.50% Convertible Senior Note due 2022 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 26, 2017 (SEC file no. 001-15477))

10.1
Amended and Restated Agreement, dated September 18, 2017, by and among the Maxwell Technologies, Inc. and Viex Capital Advisors, LLC and certain of its affiliates named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2017 (SEC file no. 001-15477)).

10.2
Amendment No. 5 to Loan and Security Agreement, dated September 20, 2017, by and among Maxwell Technologies, Inc. and East West Bank (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2017 (SEC file no. 001-15477)).

10.3
Purchase Agreement, dated September 20, 2017, by and between Maxwell Technologies, Inc. and Barclays Capital, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 26, 2017 (SEC file no. 001-15477)).

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
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements. *

______________

*	Filed herewith.

+	Indicates management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	November 9, 2017	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	November 9, 2017	By:	/s/ David Lyle
David Lyle
Senior Vice President, Chief Financial Officer, Treasurer and Secretary