Form 10-Q
period 2018-03-31
MAXWELL TECHNOLOGIES INC
filed 2018-05-09
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2018
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
The number of shares of the registrant’s Common Stock outstanding as of May 3, 2018 is 38,000,620 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2018

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2018, and the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three months ended March 31, 2018 and 2017, and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
The following condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
In addition, operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2018.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$40,103	$50,122
Trade and other accounts receivable, net of allowance for doubtful accounts of $26 and $36 as of March 31, 2018 and December 31, 2017, respectively	32,391	31,643
Inventories	37,485	32,228
Prepaid expenses and other current assets	3,478	2,983
Total current assets	113,457	116,976
Property and equipment, net	30,174	28,044
Intangible assets, net	11,469	11,715
Goodwill	36,636	36,061
Pension asset	12,095	11,712
Other non-current assets	845	871
Total assets	$204,676	$205,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,966	$32,758
Accrued employee compensation	6,624	9,070
Deferred revenue and customer deposits	6,299	6,669
Short-term borrowings and current portion of long-term debt	5,034	33
Total current liabilities	50,923	48,530
Deferred tax liability, long-term	8,433	8,762
Long-term debt, excluding current portion	35,556	35,124
Defined benefit plan liability	4,125	3,942
Other long-term liabilities	2,573	2,920
Total liabilities	101,610	99,278
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized at March 31, 2018 and December 31, 2017; 38,000,620 and 37,199,519 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3,797	3,717
Additional paid-in capital	341,897	337,541
Accumulated deficit	(256,160)	(247,233)
Accumulated other comprehensive income	13,532	12,076
Total stockholders’ equity	103,066	106,101
Total liabilities and stockholders’ equity	$204,676	$205,379

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$28,416	$26,686
Cost of revenue	22,735	20,578
Gross profit	5,681	6,108
Operating expenses:
Selling, general and administrative	9,572	9,592
Research and development	5,532	4,706
Restructuring and exit costs	(57)	997
Total operating expenses	15,047	15,295
Loss from operations	(9,366)	(9,187)
Interest expense, net	993	63
Other components of defined benefit plans, net	(221)	(155)
Other income	—	(1)
Foreign currency exchange loss, net	89	97
Loss before income taxes	(10,227)	(9,191)
Income tax provision (benefit)	(1,022)	1,208
Net loss	$(9,205)	$(10,399)
Net loss per share
Basic and diluted	$(0.25)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	37,522	32,197

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(9,205)	$(10,399)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,437	1,312
Defined benefit plans, net of tax:
Amortization of prior service cost, net of tax provision of $5 and $7 for the three months ended March 31, 2018 and 2017, respectively	19	29
Other comprehensive income (loss), net of tax	1,456	1,341
Comprehensive loss	$(7,749)	$(9,058)

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(9,205)	$(10,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,993	2,148
Amortization of intangible assets	316	—
Non-cash interest expense	439	—
Pension and defined benefit plan cost	251	86
Stock-based compensation expense	2,624	1,538
Gain on sale of property and equipment	(4)	—
Provision for (recovery of) losses on accounts receivable	(10)	—
Provision for losses on inventory	475	17
Provision for warranties	65	189
Changes in operating assets and liabilities:
Trade and other accounts receivable	(252)	(3,406)
Inventories	(5,994)	1,922
Prepaid expenses and other assets	(455)	(453)
Pension asset	(156)	(155)
Accounts payable and accrued liabilities	309	1,571
Deferred revenue and customer deposits	(65)	2,626
Accrued employee compensation	(776)	785
Deferred tax liability	(374)	(209)
Defined benefit plan and other long-term liabilities	(392)	(85)
Net cash used in operating activities	(11,211)	(3,825)
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,918)	(945)
Proceeds from sale of property and equipment	8	—
Net cash used in investing activities	(3,910)	(945)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(8)	(10)
Line of credit borrowings	5,000	—
Net cash provided by (used in) financing activities	4,992	(10)
Effect of exchange rate changes on cash and cash equivalents	110	315
Decrease in cash and cash equivalents	(10,019)	(4,465)
Cash and cash equivalents, beginning of period	50,122	25,359
Cash and cash equivalents, end of period	$40,103	$20,894
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
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, and has three manufacturing facilities located in Rossens, Switzerland; Yongin, South Korea and Peoria, Arizona. In addition, the Company has two contract manufacturers located in China. Maxwell offers the following:

•
Dry Battery Electrode Technology: The Company has developed and transformed its patented, proprietary and fundamental dry electrode manufacturing technology that has historically been used to make ultracapacitors to create a new technology that can be applied to the manufacturing of batteries, which we believe can create significant performance and cost benefits as compared to today’s state of the art lithium-ion batteries.

•
Energy Storage: The Company’s ultracapacitor products are energy storage devices that possess a unique combination of high power density, extremely long operational life and the ability to charge and discharge very rapidly. The Company’s ultracapacitor cells, multi-cell packs and modules provide highly reliable energy storage and power delivery solutions for applications in multiple industries, including automotive, grid energy storage, wind, bus, industrial and truck. The Company’s lithium-ion capacitors are energy storage devices with the power characteristics of an ultracapacitor combined with enhanced energy storage capacity approaching that of a battery and are uniquely designed to address a variety of applications in the rail, grid, and industrial markets where energy density and weight are differentiating factors.

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

Reclassifications
In accordance with the Company’s adoption of ASU No. 2017-07, non-service cost expense and income related to defined benefit plans were reclassified to “other components of defined benefit plans, net” for the three months ended March 31, 2017. See further information under Recent Accounting Pronouncements below.
“Unrealized loss on foreign currency exchange rates” for the three months ended March 31, 2017 has been reclassified to “trade and other accounts receivable” in the consolidated statements of cash flows, to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. These estimates include, but are not limited to, assessing the collectability of accounts receivable; estimates of returns, rebates, discounts and allowances in the recognition of revenue; estimated applied and unapplied production costs; production capacities; the usage and recoverability of inventories and long-lived assets; deferred income taxes; the incurrence of warranty obligations; the fair value of acquired tangible and intangible assets; impairment of goodwill and intangible assets; estimation of the cost to complete certain projects; estimation of pension assets and liabilities; estimation of employee severance benefit obligations; accruals for estimated losses for legal matters; and estimation of the value of stock-based compensation awards, including the probability that the performance criteria of restricted stock unit awards will be met.
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
Warranty Obligation
The Company provides warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of March 31, 2018 and December 31, 2017, the accrued warranty liability included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets was $1.2 million and $1.4 million, respectively.

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
As of March 31, 2018, the Company had approximately $40.1 million in cash and cash equivalents, and working capital of $62.5 million. Management believes the available cash balance will be sufficient to fund operations, obligations as they become due, and capital investments for at least the next twelve months. In addition, we have a revolving line of credit available up to a maximum of $25.0 million, subject to a borrowing base limitation, under which borrowings of $5.0 million are outstanding as of March 31, 2018. This facility is scheduled to expire in May 2021. In the future, we may decide to supplement existing cash and planned cash flow from operations with additional debt or equity financings.
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

	Three Months Ended March 31,
	2018	2017
Numerator
Net loss	$(9,205)	$(10,399)
Denominator
Weighted-average common shares outstanding	37,522	32,197
Net loss per share
Basic and diluted	$(0.25)	$(0.32)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Outstanding options to purchase common stock	328	352
Unvested restricted stock awards	14	58
Unvested restricted stock unit awards	3,261	2,356
Employee stock purchase plan awards	41	57
Bonus and director fees to be paid in stock awards	109	102
Convertible senior notes	7,245	—
	10,998	2,925

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 and its related amendments provide companies with a single model for accounting for revenue arising from contracts with customers and supersedes prior revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company adopted the new accounting standard using the modified retrospective transition method effective January 1, 2018 and recorded a $0.3 million impact to “accumulated deficit” in the Company’s consolidated balance sheet. See Note 2 for further information.
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
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. This standard impacts the Company’s gross profit and loss from operations but has no impact on net loss or net loss per share. The Company adopted ASU 2017-07 on January 1, 2018, with adoption applied on a retrospective basis. The Company used the practical expedient that permits it to use the amounts previously disclosed in the defined benefit plans note for the prior comparative periods as the basis for applying the retrospective presentation requirements. In connection with this adoption, the Company reclassified $83,000, $52,000 and $20,000 of net non-service costs and income from cost of revenue, selling, general and administrative expense and research and development expense, respectively to “defined benefit plan income, net” for the three months ended March 31, 2017.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act, to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes: Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. The Amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 directs taxpayers to consider the implications of the Tax Cuts and Jobs Act as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The Company recognized the provisional tax impacts of the Tax Cuts and Jobs Act in the fourth quarter of 2017, therefore, the Company’s subsequent adoption of ASU 2018-05 in the first quarter of 2018 had no impact on its accounting for income taxes.
There have been no other recent accounting standards, or changes in accounting standards, during the three months ended March 31, 2018, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to the Company.
Note 2 – Revenue Recognition
On January 1, 2018, The Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments and applied it to all contracts that were not completed as of January 1, 2018 using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. Prior period amounts have not been restated and continue to be reported under the accounting standards in effect for those periods.
The Company’s adoption impact related to the recognition of certain previously deferred distributor revenue. The Company does not expect a material impact to its consolidated statements of operations on an ongoing basis from the adoption of the new standard.
The cumulative effect to the Company’s consolidated January 1, 2018 balance sheet from the adoption of the new revenue standard was as follows (in thousands):

Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets:
Trade and other accounts receivable, net of allowance	$31,643	$227	$31,870
Inventories	32,228	(430)	31,798
Liabilities and Stockholders’ Equity:
Accounts payable and accrued liabilities	32,758	37	32,795
Deferred revenue and customer deposits	6,669	(518)	6,151
Accumulated deficit	(247,233)	278	(246,955)
The impact of adoption on the Company’s consolidated balance sheet as of March 31, 2018 and consolidated statement of operations for the three months ended March 31, 2018 was not material.
The Company’s revenues primarily result from the sale of manufactured products and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with ASC 606. For its customer contracts, the Company identifies the performance obligations, determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when (or as) control of goods or services is transferred to the customer.

For product sales, each purchase order represents a contract with a customer and each product sold to a customer typically represents a distinct performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s product sales are subject to ExWorks (as defined in Incoterms 2010) delivery terms and revenue is recorded at the point in time when products are picked up by the customer's freight forwarder, as the Company has determined that this is the point in time that control transfers to the customer. Certain customers have shipping terms where control does not transfer until the product is delivered to the customer’s location. For these transactions, revenue is recognized at the time that the product is delivered to the customer’s location.
Provisions for customer volume discounts, product returns, rebates and allowances are variable consideration and are estimated and recorded as a reduction of revenue in the same period the related product revenue is recorded. Such provisions are calculated using historical averages and adjusted for any expected changes due to current business conditions.
The Company provides assurance-type warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure.
The Company records revenue net of sales tax, value added tax, excise tax and other taxes collected concurrent with revenue-producing activities. The Company has elected to recognize the cost for freight and shipping when control over the products sold passes to customers and revenue is recognized.
The Company’s contracts with customers do not typically include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 90 days from delivery.
A portion of the Company’s revenue is derived from sales to distributors which represented approximately 8% of revenue for the three months ended March 31, 2018.
Less than five percent of total revenue is derived from non-product sales. When the Company’s contracts with customers require specialized services or other deliverables that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the non-distinct obligations are accounted for as a single performance obligation. For performance obligations that the Company satisfies over time, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company uses the input method to recognize revenue on the basis of the Company’s efforts or inputs to the satisfaction of a performance obligation relative to the total inputs expected to satisfy that performance obligation. The Company uses the actual costs incurred relative to the total estimated costs to determine its progress towards contract completion.
The following tables disaggregate the Company’s revenue by product line and by shipment destination:

Three Months Ended March 31,
Product Line:	2018
Energy Storage (formerly Ultracapacitors)	$23,002
High-Voltage Capacitors	5,414
Total	$28,416

Three Months Ended March 31,
Region:	2018
Americas	$5,818
Asia Pacific	9,827
Europe	12,771
Total	$28,416

The Company does not have material contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of March 31, 2018 and December 31, 2017, the Company’s contract liabilities primarily relate to cash received under a licensing and services agreement, amounts received in advance from a customer in connection with a specialized services contract for which revenue is recognized over time, and customer advances. Changes in the Company’s contract liabilities, which are included in “deferred revenue and customer deposits” in the Company’s condensed consolidated balance sheets, are as follows:

Three Months Ended March 31,
2018
Beginning balance as of December 31, 2017	$5,331
Impact of adoption of ASC 606	(518)
Increases due to cash received from customers	1,600
Decreases due to recognition of revenue	(1,624)
Other changes	(99)
Contract liabilities as of March 31, 2018	$4,690
The Company has two uncompleted, non-product sale contracts with original durations of greater than one year. The transaction price allocated to performance obligations unsatisfied at March 31, 2018 in connection with these contracts is $9.5 million. Of this amount, $3.4 million relates to a specialized services contract which is recognized over time and is expected to be completed within one year. The other $6.1 million relates to a licensing and services contract of which $5.2 million relates to the licensing arrangement with revenue to be recognized at a point in time when certain conditions are met which are dependent on the customer, and therefore the timing of recognition cannot currently be estimated, and $0.9 million relates to services which are recognized over time as the services are provided. The licensing and services arrangement also provides for royalties for product sales that use the licensed intellectual property, which will be recognized at the time the related sales occur.
Note 3 – Balance Sheet Details (in thousands)
Inventories

	March 31, 2018	December 31, 2017
Raw materials and purchased parts	$14,316	$12,675
Work-in-process	2,696	1,756
Finished goods	20,473	17,797
Total inventories	$37,485	$32,228
Warranty
Activity in the warranty reserve, which is included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets, is as follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$1,413	$1,213
Product warranties issued	124	137
Settlement of warranties	(241)	(104)
Changes related to preexisting warranties	(59)	52
Ending balance	$1,237	$1,298

Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2017	$12,957	$(881)	$12,076
Other comprehensive income before reclassification	1,437	—	1,437
Amounts reclassified from accumulated other comprehensive income	—	19	19	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the three months ended March 31, 2018	1,437	19	1,456
Balance as of March 31, 2018	$14,394	$(862)	$13,532
Note 4 – Business Combination
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
The Share Consideration represented approximately 11.3% of the outstanding shares of Maxwell, based on the number of shares of Maxwell common stock outstanding as of April 28, 2017.
The Nesscap Acquisition adds scale to the Company’s operations and expands the Company’s portfolio of ultracapacitor products.
The fair value of the purchase price consideration consisted of the following (in thousands):

Maxwell common stock	$25,294
Settlement of seller’s transaction expenses	1,006
Total estimated purchase price	$26,300
The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method of accounting, the Company recorded the acquisition based on the fair value of the consideration given and the cash consideration paid. The Company allocated the acquisition consideration paid to the identifiable assets acquired and liabilities assumed based on their respective fair values at the date of completion of the acquisition. Any excess of the value of consideration paid over the aggregate fair value of those net assets has been recorded as goodwill, which is attributable to expected synergies from combining operations, the acquired workforce, as well as intangible assets which do not qualify for separate recognition. The Company has allocated goodwill to a new reporting unit. The goodwill associated with the acquisition is not deductible for income tax purposes.

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
The fair value of inventories acquired included an acquisition accounting fair market value step-up of $686,000. During the year ended December 31, 2017, the Company recognized $646,000 of the step-up as a component of cost of revenue for acquired inventory sold during the period. The remaining $40,000 related to the fair value step-up associated with the acquisition was recognized in connection with the Company’s adoption of ASC 606.
For the three months ended March 31, 2017, acquisition-related costs of $0.3 million were included in selling, general, and administrative expenses in the Company's condensed consolidated statements of operations.
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

The following unaudited pro forma financial information presents the combined results of operations for the three months ended March 31, 2017 as if the Nesscap Acquisition had occurred at the beginning of fiscal year 2016 (in thousands, except per share amounts):

Three Months Ended March 31,
2017
Net revenues	$31,852
Net loss	(11,779)
Net loss per share:
Basic and diluted	(0.32)
Weighted average common shares outstanding:
Basic and diluted	36,344
The unaudited pro forma information has been adjusted to reflect the following:

•	Amortization expense for acquired intangibles and removal of Nesscap historical intangibles amortization

•	Removal of historical Nesscap interest expenses, gains and losses related to debt not acquired

•	Recognition of expense associated with the valuation of inventory acquired
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
Also see Note 5, Goodwill and Intangible Assets, for further information on goodwill and intangible assets related to the Nesscap Acquisition.
Note 5 – Goodwill and Intangible Assets
The change in the carrying amount of goodwill from December 31, 2017 to March 31, 2018 was as follows (in thousands):

Balance as of December 31, 2017	$36,061
Foreign currency translation adjustments	575
Balance as of March 31, 2018	$36,636
The composition of intangible assets subject to amortization was as follows (in thousands):

	As of March 31, 2018
	Useful Life (in years)	Gross Initial Carrying Value	Cumulative Foreign Currency Translation Adjustment	Accumulated Amortization	Net Carrying Value
Customer relationships - institutional	14	$3,200	$214	$(215)	$3,199
Customer relationships - non-institutional	10	4,400	285	(417)	4,268
Trademarks and trade names	10	1,500	97	(142)	1,455
Developed technology	8	2,700	170	(323)	2,547
Total intangible assets		$11,800	$766	$(1,097)	$11,469

	As of December 31, 2017
	Useful Life (in years)	Gross Initial Carrying Value	Cumulative Foreign Currency Translation Adjustment	Accumulated Amortization	Net Carrying Value
Customer relationships - institutional	14	$3,200	$197	$(156)	$3,241
Customer relationships - non-institutional	10	4,400	266	(304)	4,362
Trademarks and trade names	10	1,500	90	(103)	1,487
Developed technology	8	2,700	160	(235)	2,625
Total intangible assets		$11,800	$713	$(798)	$11,715
The useful life of intangible assets reflects the period the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized over the useful lives of the assets utilizing the straight-line method, which is materially consistent with the pattern in which the expected benefits will be consumed, calculated using undiscounted cash flows.
For the three months ended March 31, 2018, amortization expense of $93,000 was recorded to “cost of revenue” and $0.2 million was recorded to “selling, general and administrative.” Estimated amortization expense for the remainder of 2018 is $0.9 million. Estimated amortization expense for the years 2019 through 2022 is $1.2 million each year. The expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.
Note 6 – Restructuring and Exit Costs
2017 Restructuring Plans
In September 2017, the Company initiated a restructuring plan to optimize headcount in connection with the acquisition and integration of the assets and business of Nesscap, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were approximately $1.2 million, and were primarily incurred in 2017. Total net charges for the three months ended March 31, 2018 for the September 2017 restructuring plan were $(57,000), which represented restructuring charges of $45,000 adjusted for reversals of expense of $102,000.
In February 2017, the Company implemented a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. Total charges for the restructuring plan were approximately $0.9 million; the plan was completed in the third quarter of 2017. For the three months ended March 31, 2017, the Company recorded $1.0 million of restructuring charges for the February 2017 restructuring plan. Cash payments for the three months ended March 31, 2017 for the February 2017 restructuring plan were approximately $0.3 million.
The charges related to both of the 2017 restructuring plans consist of employee severance costs and have been or will be paid in cash. The charges were recorded within “restructuring and exit costs” in the condensed consolidated statements of operations.
The following table summarizes the changes in the liabilities for each of the 2017 restructuring plans, which are recorded in “accrued employee compensation” in the Company’s condensed consolidated balance sheet for the three months ended March 31, 2018 (in thousands):

	February 2017 Plan	September 2017 Plan
	Employee Severance Costs
Restructuring liability as of December 31, 2016	$—	$—
Costs incurred	997	1,275
Amounts paid	(855)	(431)
Accruals released	(142)	(27)
Restructuring liability as of December 31, 2017	—	817
Costs incurred	—	45
Amounts paid	—	(423)
Accruals released	—	(102)
Restructuring liability as of March 31, 2018	$—	$337

Adjustment to Lease Liability
In 2015 and 2016, the Company completed a restructuring plan that consolidated U.S. manufacturing operations and disposed of the Company’s microelectronics product line. In connection with this plan, in June 2015, the Company ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the business forecast. In the third quarter of 2017, the Company recognized additional facilities costs of $0.2 million as restructuring charges to record an adjustment to the sublease income assumption included in the estimated future rent obligation of this leased space. The Company has recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. As of March 31, 2018 and December 31, 2017, lease obligation liabilities related to this leased space of $0.6 million and $0.7 million, respectively, were included in “accounts payable and accrued liabilities” and “other long term liabilities” in the condensed consolidated balance sheets.
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
The Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rate is 157.5101 shares of the Company’s common stock per $1,000 principal amount of Notes, representing an initial effective conversion price of $6.35 per share of common stock and premiums of 27% and 29% to the Company’s $5.00 and $4.94 stock prices at the September 25, 2017 and October 11, 2017 dates of issuance, respectively. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the Notes, dated September 25, 2017 between the Company and Wilmington Trust, National Association, as trustee (the “Indenture”), but will not be adjusted for accrued but unpaid interest. As of March 31, 2018, the if-converted value of the Notes did not exceed the principal value of the Notes.
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
The carrying value of the Notes is as follows (in thousands):

	March 31, 2018	December 31, 2017
Principal amount	$46,000	$46,000
Unamortized debt discount - equity component	(7,817)	(8,144)
Unamortized debt discount - initial purchaser	(2,334)	(2,431)
Unamortized transaction costs	(368)	(383)
Net carrying value	$35,481	$35,042
Total interest expense related to the Notes is as follows (in thousands):

Three Months Ended March 31, 2018
Cash interest expense
Coupon interest expense	$633
Non-cash interest expense
Amortization of debt discount - equity component	327
Amortization of debt discount - initial purchaser	97
Amortization of transaction costs	15
Total interest expense	$1,072
Revolving Line of Credit
The Company has a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”) whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). On May 8, 2018, the Company entered into an amendment to the Loan Agreement to amend, restate and extend the Revolving Line of Credit for a three-year period expiring on May 8, 2021. The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables, plus, for the twelve months ending May 8, 2019, the lesser of: (a) $5.0 million; and (b) a certain portion of the Company’s cash and cash equivalents.

As of March 31, 2018, the amount available under the Revolving Line of Credit, net of borrowings, was $8.9 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 100% of its equity interests in the Company’s Swiss subsidiary and a pledge of 65% of its equity interests in the Company’s Korean subsidiary. The obligations under the Loan Agreement are also guaranteed directly by the Company’s Swiss and Korean subsidiaries. In the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, the Company may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. The Company is currently in compliance with the financial covenants that it is required to meet during the term of the credit agreement including the minimum two-quarter rolling EBITDA and minimum liquidity requirements.
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
The Company is required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter. Borrowings under the Revolving Line of Credit were $5.0 million and $0 as of March 31, 2018 and December 31, 2017, respectively. The interest rate on the Revolving Line of Credit as of March 31, 2018 was 4.75%.
Other Long-term Borrowings
The Company has various financing agreements for vehicles. These agreements are for up to an original three-year repayment period with interest rates ranging from 0.9% to 1.9%. At March 31, 2018 and December 31, 2017, $109,000 and $115,000, respectively, was outstanding under these financing agreements.
Note 8 – Fair Value Measurements
The Company records certain financial instruments at fair value in accordance with the hierarchy from the Fair Value Measurements and Disclosures Topic of the FASB ASC as follows.
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
The Company records pension assets at fair value. As of the last fair value measurement date of December 31, 2017, the net pension asset included plan assets with a fair value of $43.4 million. The plan assets consisted of debt and equity securities, real estate investment funds and cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets, which are Level 1 inputs under the fair value hierarchy. The fair value measurement of the real estate investment funds is based on net asset value which is excluded from the fair value hierarchy.
As of March 31, 2018 and December 31, 2017, the fair value of the Company’s convertible senior notes issued in September and October 2017 was approximately $52.8 million and $52.6 million, respectively, and was measured using Level 2 inputs. The carrying value of other short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.
Note 9 – Stock Plans
The Company has two active stock-based compensation plans as of March 31, 2018: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
The Company generally issues the majority of employee stock compensation grants in the first quarter of the year; other grants issued during the year are typically for new employees or non-employee directors.

Stock Options
Stock options are granted to certain employees from time to time on a discretionary basis. Beginning in 2017, non-employee directors receive annual stock option awards as part of their annual retainer compensation. During the three months ended March 31, 2018 and 2017, no stock options were granted. Compensation expense recognized for stock options for the three months ended March 31, 2018 and 2017 was $72,000 and $51,000, respectively.
Restricted Stock Awards
Beginning in 2014, the Company ceased granting restricted stock awards (“RSAs”) and began granting restricted stock units (“RSUs”) to employees as part of its annual equity incentive award program, therefore, no restricted stock awards were issued during the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018 and 2017, compensation expense recognized for RSAs was $60,000 and $97,000, respectively.
Restricted Stock Units
Non-employee directors receive annual RSU awards as part of their annual retainer compensation. These awards vest approximately one year from the date of grant provided the non-employee director provides continued service. Additionally, new directors normally receive RSUs upon their election to the board. The Company also grants RSUs to employees as part of its annual equity incentive award program, with vesting typically in equal annual installments over four years of continuous service. Additionally, the Company grants performance-based restricted stock units (“PSUs”) to executives and certain employees with vesting contingent on continued service and achievement of specified performance objectives or stock price performance. Each restricted stock unit represents the right to receive one unrestricted share of the Company’s common stock upon vesting.
For the three months ended March 31, 2018 and 2017, PSUs granted included market-condition restricted stock units. The market-condition PSUs will vest based on the level of the Company’s stock price performance against a determined market index over one, two and three-year performance periods. The market-condition PSUs have the potential to vest between 0% and 200% depending on the Company’s stock price performance and the recipients must remain employed through the end of each performance period in order to vest. The fair value of the market-condition PSUs granted was calculated using a Monte Carlo valuation model with the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected dividend yield	—%	—%
Expected volatility	46% - 47%	53%
Risk-free interest rate	2.36% - 2.39%	1.55%
Expected term (in years)	2.8 - 2.9	2.8
For the three months ended March 31, 2018 and 2017, RSU grants were composed of the following:

	Three Months Ended March 31,
	2018		2017
	Shares granted (in thousands)	Average grant date fair value	Shares granted (in thousands)	Average grant date fair value
Service-based	921	$5.77	667	$5.44
Performance objectives	78	5.85	—	—
Market-condition	335	7.55	303	7.20
Total RSUs granted	1,334	6.22	970	5.99

The following table summarizes the amount of compensation expense recognized for RSUs for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
RSU Type	2018	2017
Service-based	$1,084	$667
Performance objectives	120	6
Market-condition	298	192
	$1,502	$865
Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period. The number of shares purchased is based on participants’ contributions made during the offering period.
Compensation expense recognized for the ESPP for the three months ended March 31, 2018 and 2017 was $29,000 and $34,000, respectively. The fair value of the ESPP shares was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Expected dividend yield	—%	—%
Expected volatility	43%	29%
Risk-free interest rate	1.39%	0.62%
Expected term (in years)	0.50	0.50
Fair value per share	$1.29	$1.19
Bonuses Settled in Stock
In 2016, the Compensation Committee of the Board of Directors of the Company adopted the Maxwell Technologies, Inc. Incentive Bonus Plan to enable participants to earn annual incentive bonuses based upon achievement of specified financial and strategic performance objectives. The Company may settle bonuses earned under the plan in either cash or stock, and currently intends to settle the majority of bonuses earned under the plan in stock. During the first quarter of 2018, the Company settled $3.0 million of bonuses earned under the plan for the 2017 performance period with 506,017 shares of fully vested common stock. During the first quarter of 2017, the Company settled $1.2 million of bonuses earned under the plan for the 2016 performance period with 142,582 shares of fully vested common stock and 89,730 fully vested restricted stock units, which were subsequently settled during the second quarter of 2017. An additional $0.3 million of bonuses earned for the 2016 performance period were settled with 42,662 shares of fully vested common stock in the third quarter of 2017.
The Company recorded $0.9 million and $0.5 million of stock compensation expense related to the bonus plan during the three months ended March 31, 2018 and 2017, respectively.
Director Fees Settled in Stock
In early 2017, the Board approved a non-employee director deferred compensation program pursuant to which participating non-employee directors may make irrevocable elections on an annual basis to take fully vested restricted stock units in lieu of their cash-based non-employee director fees (including, as applicable, any annual retainer fee, committee fee and any other compensation payable with respect to their service as a member of the Board) and to defer the settlement upon the vesting of all or a portion of their equity awards granted in the applicable calendar year. In the event that a director makes such an election, the Company will grant fully vested restricted stock units in lieu of cash, with an initial value equal to the cash fees, which will be settled immediately after grant or at a future date elected by the respective non-employee director through the issuance of Maxwell common stock.
During the three months ended March 31, 2018, the Company settled $203,000 of director fees with 34,376 fully vested RSUs. The Company recorded $109,000 of stock compensation expense related to director fees to be settled in stock during the three months ended March 31, 2018.

Stock-Based Compensation Expense
Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$346	$193
Selling, general and administrative	1,834	1,069
Research and development	444	276
Total stock-based compensation expense	$2,624	$1,538
Note 10—Shelf Registration Statement
On November 9, 2017, the Company filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of any combination of its common stock, warrants, debt securities or units. On November 16, 2017, the registration statement was declared effective by the SEC, which will allow the Company to access the capital markets for the three-year period following this effective date. As of March 31, 2018, no securities have been issued under the Company’s shelf registration statement. Net proceeds, terms and pricing of each offering of securities issued under the shelf registration statement will be determined at the time of such offerings.
Note 11—Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
The Company recorded an income tax benefit of $1.0 million for the three months ended March 31, 2018 and an income tax provision of $1.2 million for the three months ended March 31, 2017. The income tax benefit in the first quarter of 2018 is primarily related to the recognition of a tax holiday granted by the Swiss government for taxes on income generated by the Company’s Swiss subsidiary, which was retroactive to the beginning of 2017. The provision in the first quarter of 2017 is primarily related to taxes on income generated by the Company’s Swiss subsidiary, for which the full statutory tax rate applied.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. The legislation significantly changes U.S. tax law by, among other things, reducing the US federal corporate tax rate from 35% to 21%, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Pursuant to ASU No. 2018-05, given the amount and complexity of the changes in the tax law resulting from the tax legislation, the Company has not finalized the accounting for the income tax effects of the tax legislation. This includes the provisional amounts recorded related to the transition tax and the remeasurement of deferred taxes. The impact of the tax legislation may differ from this estimate, during the one-year measurement period due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the tax legislation.
The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the analysis of the Company’s deferred tax assets and liabilities and its historical foreign earnings and profits as well as potential correlative adjustments. Any subsequent adjustment is expected to be offset by a change in valuation allowance and have no impact on the Company’s financial position or results of operations.
As of March 31, 2018, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $61.4 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
During the three months ended March 31, 2018, the Company reduced its net deferred tax liabilities by $0.4 million to record the impact of the new tax holiday granted by the Swiss government.

The Company records taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of March 31, 2018, the Company has recorded a $4.9 million deferred tax liability for Swiss withholding taxes associated with $97.6 million of undistributed earnings of its Swiss subsidiary that are no longer considered indefinitely reinvested. Pursuant to discussions with tax authorities, the Company intends to repatriate $10.0 million in Swiss accumulated earnings each year for approximately the next 8 years in order to reduce outstanding amounts owed to its Swiss subsidiary; the Company intends to declare each annual amount as a dividend and pay a 5% withholding tax at the time such dividends are declared.
Note 12 – Defined Benefit Plans
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
Components of net pension cost are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Service cost	$321	$241
Cost recognized as a component of compensation cost	321	241
Interest cost	60	56
Expected return on plan assets	(334)	(247)
Prior service cost amortization	24	36
Net cost recognized in other components of defined benefit plans, net	(250)	(155)
Net pension cost	$71	$86
Employer contributions of $0.2 million were paid during each of the three months ended March 31, 2018 and 2017. Additional employer contributions of approximately $0.4 million are expected to be paid during the remainder of fiscal 2018.
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
Components of net cost related to the Korea employee defined benefit plan are as follows (in thousands):

Three Months Ended March 31, 2018
Service cost	$151
Cost recognized as a component of compensation cost	151
Interest cost	29
Cost recognized in other components of defined benefit plans, net	29
Net cost	$180
Employer contributions of $2,000 were paid during the three months ended March 31, 2018. Additional employer contributions of approximately $6,000 are expected to be paid during the remainder of fiscal 2018.
Note 13 – Legal Proceedings
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
Government Investigations
In early 2013, the Company voluntarily provided information to the SEC and the United States Attorney’s Office for the Southern District of California related to its announcement that it intended to file restated financial statements for fiscal years 2011 and 2012. On June 11, 2015 and June 16, 2016, the Company received subpoenas from the SEC requesting certain documents related to, among other things, the facts and circumstances surrounding the restated financial statements. The Company has provided documents and information to the SEC in response to the subpoenas. In March 2018, the Company consented to an order filed by the SEC without admitting or denying the SEC’s findings thereby resolving alleged violations of certain anti-fraud and books and records provisions of the federal securities laws and related rules. Under the terms of the order, the Company was required to pay $2.8 million in a civil penalty and agreed not to commit or cause any violations of certain anti-fraud and books and records provisions of the federal securities laws and related rules. The Company had previously accrued this amount owed as an operating expense in its financial statements in the third quarter of 2017 and paid the amount in full in April 2018.

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
For a discussion of important risks associated with an investment in our securities, including factors that could cause actual results to differ materially from expectations referred to in the forward-looking statements, see Risk Factors in Part II, Item 1A, of this document and Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We do not have any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Executive Overview
Maxwell is a global leader in developing, manufacturing and marketing energy storage and power delivery products for transportation, industrial and other applications. Our products are designed and manufactured to perform reliably with minimal maintenance for the life of the applications into which they are integrated, which we believe gives our products a key competitive advantage. We have two product lines: energy storage, which consists primarily of ultracapacitors, with applications in multiple industries, including transportation and grid energy storage, and high-voltage capacitors applied mainly in electrical utility infrastructure. In addition to these two existing product lines, we are focused on developing our dry battery electrode technology, which leverages our core dry electrode process technology that we have used to manufacture our ultracapacitors for many years, and which we believe could be a ground breaking technology for lithium-ion batteries, particularly in the electric vehicle market.
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
In February 2017, we announced a restructuring plan to implement a wide range of organizational efficiencies and cost reduction opportunities to better align our costs with near term revenue. In connection with the restructuring plan, we incurred restructuring charges of approximately $0.9 million, primarily related to employee severances. This restructuring plan resulted in estimated annual cost savings between $2.5 million and $3.0 million. Following our acquisition of the core business and operating entities of Nesscap, in September 2017, we initiated an additional restructuring plan to optimize headcount in connection with the acquisition and integration of the Nesscap business, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were approximately $1.2 million, primarily related to cash expenditures associated with employee severances. We expect to realize annual cost savings between $0.7 million and $1.0 million as a result of this additional restructuring plan.
In the first quarter of 2018, revenue was $28.4 million, representing an overall increase of 6% compared with $26.7 million in the same period one year ago. This increase was related to higher revenue for our energy storage product line, partially offset by lower revenue for our high-voltage product line. Energy storage product line revenue increased by $8.8 million, or 62%, to $23.0 million from $14.2 million. Approximately half of the increase in energy storage product revenue was related to new customers and a ramp up of recent design wins, including a significant newly launched hybrid system in the non-china bus market.
Revenue for our high-voltage capacitor product line was $5.4 million for the first quarter of 2018, representing a decrease of 57% compared with $12.5 million for the same period in the prior year. This decrease was due to delays in Chinese infrastructure projects as well as uncertainties related to tax reform legislation and potential increases in tariffs.
Overall gross margin during the quarter decreased to 20% compared with 23% in the first quarter of 2017, primarily associated with a change in product mix as the first quarter of 2018 included lower sales of higher margin high-voltage products, as well as amortization of intangibles related to the Nesscap Acquisition. Operating expenses in the first quarter of 2018 decreased to 53% of revenue, compared with 57% of revenue in the same period one year ago, primarily attributable to higher revenue as well as initiatives to control operating expenses including our restructuring activities and ongoing cost reduction efforts.
As of March 31, 2018, we had cash and cash equivalents of $40.1 million. Management believes that this available cash balance will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months. In addition, we have a revolving line of credit available up to a maximum of $25.0 million, subject to a borrowing base limitation, under which borrowings of $5 million are outstanding as of March 31, 2018. This facility is scheduled to expire in May 2021. In the future, we may decide to supplement existing cash and planned cash flow from operations by borrowing additional funds or by issuing additional debt or equity.
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
Current Year Highlights
During 2018, we are continuing our focus on introducing new products, winning new customers, developing new product applications, adjusting production capacity, reducing costs to align with near-term revenue forecasts, and improving production and other operational processes. Some of these efforts are described below:

•
In April 2018, we announced a technology partnership with Zhejiang Geely Holding Group ("Geely"), the parent company of leading brands such as Volvo and Geely Auto. The collaboration kicks off with the inclusion of our ultracapacitor-based peak power subsystem in five mild-hybrid and plugin hybrid vehicles, which will initially be available in North America and Europe. The production ramp for these vehicles is slated to begin in late 2019 and marks the most significant milestone in our automotive market history.

Results of Operations
Comparison of Three Months Ended March 31, 2018 and 2017
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Revenue	100%	100%
Cost of revenue	80%	77%
Gross profit	20%	23%
Operating expenses:
Selling, general and administrative	34%	36%
Research and development	19%	17%
Restructuring and exit costs	—%	4%
Total operating expenses	53%	57%
Loss from operations	(33)%	(34)%
Interest expense, net	3%	—%
Loss before income taxes	(36)%	(34)%
Income tax provision (benefit)	(4)%	5%
Net loss	(32)%	(39)%
Net loss reported for the three months ended March 31, 2018 was $9.2 million, or $0.25 per share, compared with a net loss of $10.4 million, or $0.32 per share, in the same period one year ago. Significant changes contributing to the $1.2 million decrease in net loss include the following:

•
a $0.4 million decline in gross profit associated with a change in product mix which included significantly lower sales of higher margin high voltage products in the first quarter of 2018, as well as the amortization of intangibles related to the Nesscap Acquisition;

•	a decrease of $1.1 million in restructuring expense primarily as a result of our February 2017 restructuring plan implemented in the first quarter of 2017;

•
a $1.1 million increase in stock compensation expense due to differences in expected performance under our bonus plan, a change in award mix to include market-condition RSUs which have a higher expense, and the payment of a portion of our board of director fees with fully vested RSUs in lieu of cash;

•	a $0.9 million increase in interest expense related to our convertible senior notes issued in September and October 2017;

•	a $2.2 million decrease in taxes due to the recognition of a tax holiday for our Swiss subsidiary in the first quarter of 2018, which was retroactively effective to the beginning of 2017; and

•	decreases in operating expense associated with our restructuring and ongoing cost reduction efforts.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)	% Change
Revenue	$28,416	$26,686	$1,730	6%
Cost of revenue	22,735	20,578	2,157	10%
% of Revenue	80%	77%
Gross profit	$5,681	$6,108	$(427)	(7)%
% of Revenue	20%	23%
Revenue. During the first quarter of 2018, revenue increased 6% to $28.4 million, compared with $26.7 million in the same period one year ago. This increase was related to higher revenue for our energy storage product line, partially offset by lower revenue for our high-voltage product line.
Energy storage product line revenue increased by $8.8 million, or 62%, to $23.0 million from $14.2 million. Approximately half of the increase in energy storage product revenue was related to new customers and a ramp up of recent design wins, including a significant newly launched hybrid system in the non-china bus market. The increase in energy storage product revenue for the first quarter of 2018 was composed of higher volume of $9.7 million, partially offset by lower prices of $0.9 million.
Revenue for our high-voltage products decreased by $7.0 million, or 57%, to $5.4 million for the first quarter of 2018, compared with $12.5 million for the same period one year ago. This decrease was due to delays in Chinese infrastructure projects as well as uncertainties related to tax reform legislation and potential increases in tariffs.
A substantial amount of our revenue is generated through our Swiss subsidiary, which has a functional currency of the Swiss Franc. As such, reported revenue can be materially impacted by changes in exchange rates between the Swiss Franc and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the three months ended March 31, 2018 compared with the same period one year ago, revenue was negatively impacted by $0.3 million.
Gross Profit and Gross Margin. During the first quarter of 2018, gross profit decreased $0.4 million, or 7%, to $5.7 million compared with $6.1 million in the same period one year ago. As a percentage of revenue, gross margin decreased to 20% in the first quarter of 2018 compared with 23% in the same period one year ago. The decreases in gross profit and gross margin were associated with a change in product mix as the first quarter of 2018 included significantly lower sales of higher margin high-voltage products, as well as the amortization of intangibles related to the Nesscap Acquisition.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	Decrease	% Change
Selling, general and administrative	$9,572	$9,592	$(20)	—%
% of Revenue	34%	36%
Selling, general and administrative expense for the first quarter of 2018 was consistent with the same period in 2017. Selling, general and administrative expense decreased to 34% of revenue, down from 36% for the same period in 2017. Increases for the first quarter of 2018 included additional operating expense of $0.6 million related to our acquisition of the business of Nesscap in the second quarter of 2017 and $0.6 million of increased stock compensation expense mainly related to differences in expected performance under our bonus plan, and a change in award mix to include a higher proportion of market-condition RSUs which have a higher expense. These increases were largely offset by various decreases including a decrease of $0.5 million in labor costs related to headcount reductions in connection with our restructuring plans, a decrease of $0.4 million in legal costs due to the resolution and settlement with the SEC regarding our restated financial statements for fiscal years 2011 and 2012, and other decreases related to our ongoing cost reduction efforts.

Research and Development Expense
The following table presents research and development expense for the three months ended March 31, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	Increase	% Change
Research and development	$5,532	$4,706	$826	18%
% of Revenue	19%	17%
Research and development expense for the first quarter of 2018 increased by $0.8 million, or 18%, from the same period in 2017. Research and development expense was 19% of revenue, up from 17% for the same period in 2017. The increase was primarily associated with a decrease of $0.6 million in third-party funding under cost-sharing arrangements, $0.5 million of additional operating expense related to our acquisition of the business of Nesscap and $0.2 million of increased stock compensation expense mainly related to changes in bonus plan performance and award mix. These increases were partially offset by various decreases related to our restructuring and cost reduction efforts.
Restructuring and Exit Costs
In September 2017, we initiated a restructuring plan to optimize headcount in connection with the acquisition and integration of Nesscap, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were approximately $1.2 million, and were primarily incurred in 2017. Total net charges for the three months ended March 31, 2018 for the September 2017 restructuring plan were $(57,000), which represented restructuring charges of $45,000 adjusted for reversals of expense of $102,000.
In February 2017, we implemented a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. Total charges for the restructuring plan were approximately $0.9 million; the plan was completed in the third quarter of 2017. For the three months ended March 31, 2017, we recorded $1.0 million of restructuring charges for the February 2017 restructuring plan. Cash payments for the three months ended March 31, 2017 for the February 2017 restructuring plan were approximately $0.3 million.
The charges related to the 2017 restructuring plans consist of employee severance costs and have been or will be paid in cash. The following table summarizes the changes in the liabilities for the September 2017 restructuring plan for the three months ended March 31, 2018 (in thousands):

September 2017 Plan
Restructuring liability as of December 31, 2017	$817
Costs incurred	45
Amounts paid	(423)
Accruals released	(102)
Restructuring liability as of March 31, 2018	$337
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax benefit of $1.0 million for the three months ended March 31, 2018, compared with an income tax provision of $1.2 million for the three months ended March 31, 2017. The income tax benefit in the first quarter of 2018 is primarily related to the recognition of a tax holiday granted by the Swiss government for taxes on income generated by our Swiss subsidiary, which was retroactive to the beginning of 2017. The provision in the first quarter of 2017 is primarily related to taxes on income generated by our Swiss subsidiary, for which the full statutory tax rate applied. We record taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of March 31, 2018, we have recorded a $4.9 million deferred tax liability for Swiss withholding taxes associated with $97.6 million of undistributed earnings of our Swiss subsidiary that are no longer considered indefinitely reinvested. Pursuant to discussions with tax authorities, we intend to repatriate $10.0 million in Swiss accumulated earnings each year for approximately the next 8 years in order to reduce outstanding amounts owed to our Swiss subsidiary; we intend to declare each annual amount as a dividend and pay a 5% withholding tax at the time such dividends are declared.

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
At March 31, 2018, we have a cumulative valuation allowance recorded offsetting our worldwide net deferred tax assets of $61.4 million, of which the significant majority represents the valuation allowance on our U.S. net deferred tax assets. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
During the three months ended March 31, 2018, we reduced our deferred tax liabilities by $0.4 million to record the impact of the new tax holiday granted by the Swiss government.

Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Total cash provided by (used in):
Operating activities	$(11,211)	$(3,825)
Investing activities	(3,910)	(945)
Financing activities	4,992	(10)
Effect of exchange rate changes on cash and cash equivalents	110	315
Decrease in cash and cash equivalents	$(10,019)	$(4,465)
Net cash used in operating activities was $11.2 million for the three months ended March 31, 2018 and related primarily to our net loss of $9.2 million, which included non-cash charges of $6.1 million, and an increase in inventory of $6.0 million which is related to building up inventory in anticipation of a planned contract manufacturer change and lower high voltage product sales in the first quarter due to delays in Chinese infrastructure projects as well as uncertainties related to tax reform legislation and potential increases in tariffs.
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
Net cash used in operating activities increased $7.4 million to $11.2 million for the three months ended March 31, 2018 compared with $3.8 million for the three months ended March 31, 2017. Cash flows from operating activities were impacted by working capital changes which had a negative effect on cash flow of $8.2 million for the three months ended March 31, 2018, compared with a positive effect of $2.6 million in the three months ended March 31, 2017. This negative effect of changes in working capital was partially offset by a lower net loss and higher non-cash charges in 2018.
Net cash used in investing activities was $3.9 million for the three months ended March 31, 2018 compared with cash provided by investing activities of $0.9 million for the three months ended March 31, 2017. Cash used in investing activities during the three months ended March 31, 2018 was associated with $3.9 million of capital expenditures related to the factory expansion and lab upgrades at our Swiss subsidiary, ultracapacitor new product testing and production equipment in San Diego, California and expansion at our Nesscap Korea facility. Net cash provided by investing activities for the three months ended March 31, 2017 was $0.9 million and primarily related to capital expenditures for our corporate research and development facility in San Diego, California.

Net cash provided by financing activities was $5.0 million for the three months ended March 31, 2018 compared with net cash used in financing activities of $10,000 for the same period in 2017. During the three months ended March 31, 2018, we received net proceeds of $5.0 million from borrowings on our line of credit.
Liquidity
As of March 31, 2018, we had approximately $40.1 million in cash and cash equivalents, and working capital of $62.5 million. On September 25, 2017 and October 11, 2017, we issued $40.0 million and $6.0 million, respectively, of 5.50% Convertible Senior Notes due 2022 (the “Notes”). We received net proceeds, after deducting the initial purchaser’s discount and our offering expenses, of approximately $43.0 million. The Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on March 15 and September 15 of each year, with payments commencing on March 15, 2018.
On November 9, 2017, we filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of any combination of our common stock, warrants, debt securities or units. On November 16, 2017, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three-year period following this effective date. As of March 31, 2018, no securities have been issued under our shelf registration statement. Net proceeds, terms and pricing of each offering of securities issued under the shelf registration statement will be determined at the time of such offerings.
As of March 31, 2018, the amount of cash and short-term investments held by foreign subsidiaries was $6.8 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate these funds at a rate of approximately 5%. We have accrued the tax expense associated with the potential future repatriation of these funds. Pursuant to discussions with tax authorities, we intend to repatriate $10.0 million in Swiss accumulated earnings each year for approximately the next 8 years in order to reduce outstanding amounts owed to our Swiss subsidiary; we intend to declare each annual amount as a dividend and pay a 5% withholding tax at the time such dividends are declared.
Debt and Credit Facilities
Convertible Senior Notes
On September 25, 2017 and October 11, 2017, we issued $40.0 million and $6.0 million, respectively, of 5.50% Convertible Senior Notes due 2022 (the “Notes”). We received net proceeds, after deducting the initial purchaser’s discount and our offering expenses, of approximately $43.0 million. The Notes bear interest at a rate of 5.50% per year, payable semiannually in arrears on March 15 and September 15 of each year, commencing on March 15, 2018. The Notes mature on September 25, 2022, unless earlier purchased by us, redeemed, or converted. We believe that we have sufficient capital resources and cash flows from operations to support scheduled interest payments on this debt.
Revolving Line of Credit
We have a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”) whereby EWB made available to us a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). On May 8, 2018, we entered into an amendment to the Loan Agreement to amend, restate and extend the Revolving Line of Credit for a three-year period expiring on May 8, 2021. The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables, plus, for the twelve months ending May 8, 2019, the lesser of: (a) $5.0 million; and (b) a certain portion of our cash and cash equivalents.
As of March 31, 2018, the amount available under the Revolving Line of Credit, net of borrowings, was $8.9 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 100% of our equity interests in our Swiss subsidiary and a pledge of 65% of our equity interests in our Korean subsidiary. The obligations under the Loan Agreement are also guaranteed directly by our Swiss and Korean subsidiaries. In the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, we may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. We are currently in compliance with the financial covenants that we are required to meet during the term of the credit agreement including the minimum two-quarter rolling EBITDA and minimum liquidity requirements.
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

We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter. Borrowings under the Revolving Line of Credit were $5.0 million as of March 31, 2018.
Other long-term borrowings
We have various financing agreements for vehicles. These agreements are for up to an original three-year repayment period with interest rates ranging from 0.9% to 1.9%. At March 31, 2018 and December 31, 2017, $109,000 and $115,000 respectively, was outstanding under these financing agreements.
Critical Accounting Estimates
We describe our significant accounting policies in Note 1, Description of Business and Summary of Significant Accounting Policies, of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2017.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 and its related amendments provide companies with a single model for accounting for revenue arising from contracts with customers and supersedes prior revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We adopted the new accounting standard using the modified retrospective transition method effective January 1, 2018 and recorded a $0.3 million impact to “accumulated deficit” in our consolidated balance sheet.
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
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. This standard will have an impact our loss from operations but will have no material impact on our net loss or net loss per share. The standard is effective for us in the first quarter of 2018, with adoption to be applied on a retrospective basis. We adopted ASU 2017-07 on January 1, 2018, with adoption applied on a retrospective basis. We used the practical expedient that permits us to use the amounts previously disclosed in our defined benefit plans note for the prior comparative periods as the basis for applying the retrospective presentation requirements. In connection with the adoption, we reclassified $83,000, $52,000 and $20,000 of net non-service costs and income from cost of revenue, selling, general and administrative expense and research and development expense, respectively to “other components of defined benefit plans, net” for the three months ended March 31, 2017.

In February 2018, the FASB issued ASU No. 2018-02 (ASU 2018-02), Income Statement-Reporting Comprehensive Income, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act, to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for us in the first quarter of 2019, with early adoption permitted. We do not expect this ASU to have a material impact on our consolidated financial statements.
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes: Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. The Amendments in this update add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 directs taxpayers to consider the implications of the Tax Cuts and Jobs Act as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. We recognized the provisional tax impacts of the Tax Cuts and Jobs Act in the fourth quarter of 2017, therefore, our subsequent adoption of ASU 2018-05 in the first quarter of 2018 had no impact on our accounting for income taxes.
There have been no other recent accounting standards, or changes in accounting standards, during the three months ended March 31, 2018, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.

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
We have certain monetary assets and liabilities, primarily cash, receivables and payables, denominated in foreign currencies. The fair value of these assets and liabilities are affected by movements in currency exchange rates. As of March 31, 2018, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% would result in a hypothetical loss of $0.5 million. As local currency debt carried by our Swiss subsidiary is minor, changes in foreign currency rates would not significantly impact our financial results.
Interest Rate Risk
At March 31, 2018, we had a balance of $5.0 million outstanding under our Revolving Line of Credit. The impact on earnings and cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $50,000 effect. We have various financing agreements for vehicles. These agreements are for up to a three-year repayment period with interest rates ranging from 0.9% to 1.9%. At March 31, 2018, $109,000 was outstanding under these financing agreements, $75,000 of which is classified as long-term debt. As these borrowings are minor, changes in interest rates would not significantly impact our financial results.
During the year ended 2017, we issued $46.0 million of 5.50% Convertible Senior Notes due 2022 (the “Notes”). Interest on the Notes is fixed at 5.5% per year and is payable semi-annually in arrears on March 15 and September 15 of each year, with payments commencing on March 15, 2018.

Fair Value Risk
We had a net pension asset of $12.1 million and $11.7 million as of March 31, 2018 and December 31, 2017, respectively. As of the last fair value measurement date of December 31, 2017, the net pension asset included plan assets with a fair value of $39.1 million. The plan assets consisted of 54% debt and equity securities, 39% real estate investment funds and 7% of cash and cash equivalents. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate investment funds is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

•
On April 28, 2017, we completed the acquisition of Nesscap Energy, Inc. We are in the process of integrating the internal controls of the acquired business into our overall system of internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which are incorporated herein by reference, except for the risk factors listed below.
There may be changes in, and uncertainty with respect to, legislation, regulation and governmental policy due to recent elections in the United States.
The recent presidential and congressional elections in the United States have resulted and may continue to result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such additional changes will occur, changes at the local, state or federal level could impact fuel cell market adoption in the U.S. and the alternative energy technologies sector in the U.S., generally. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, infrastructure renewal programs; and modifications to international trade policy, such as approvals by the Committee on Foreign Investment in the United States; public company reporting requirements; environmental regulation and antitrust enforcement. For example, in March, 2018, President Trump signed a proclamation imposing a 25% tariff on all imported steel products for an indefinite period of time under Section 232 of the Trade Expansion Act of 1962. The tariff will be imposed on all steel imports with the exception of steel imported from Canada, Mexico and Australia, and the administration is considering exemption requests from other countries. Some of our customers for our high voltage capacitor products who are located in the United States have informed us that these tariffs could limit their ability to meet their own customer's demand or purchase material at competitive prices. Consequently, we expect this uncertainty could lead to a decrease or delays in purchases of our products until these customers determine the extent of the impact of these tariffs on their own business. Additionally, on December 22, 2017, the U.S. government enacted expansive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Among other provisions, the Tax Act reduces the federal income tax rate from 35% to 21% beginning on January 1, 2018 and eliminated bonus depreciation for end users of our high voltage capacitor products which are utilities. The Tax Act required these utility end customers to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. These revised financial metrics are now being considered by the local state governments in rate discussions to determine whether and to what extent the benefits must be passed down to the utility’s customers through more favorable rates. Given this uncertainty in the impact of the Tax Act, there can be no assurance that our customers in the United States will begin investing in new infrastructure, including the purchase and integration of our high voltage products in utility installations.
Items 2, 3and 4 are not applicable and have been omitted.
Item 5.    Other Information
On May 7, 2018, Maxwell Technologies, Inc. (the “Company”), entered into a Strategic Supplier Agreement (the “Agreement”) with Kaifa Technology (H.K.) Limited (the “Manufacturing Partner”) pursuant to which the Manufacturing Partner will provide contract manufacturing services for certain of the Company’s ultracapacitor products.
Under the Agreement, the Company is required to purchase certain minimum quantities of large ultracapacitor cells, either independently or as incorporated into modules or other systems. If the Company does not order and purchase these minimum quantities, it will renegotiate the value added pricing for the products delivered under the Agreement. Additionally, the Company is required to provide electrode material as a raw material component of the finished goods to be produced by the Manufacturing Partner on a consignment basis. The Agreement also provides the Manufacturing Partner with a right of first refusal for future contract manufacturing opportunities pursued by the Company, subject to certain limitations. The Agreement includes customary terms and conditions relating to, among other things, forecast, ordering, payment terms, delivery, inspection, acceptance and product warranties.

The initial term of the Agreement continues for a period of three (3) years and, after the initial term, the agreement will automatically renew for additional one year periods. The Agreement may be terminated by either party upon 60 days’ notice for the other party’s uncured material breach. In addition, either party may terminate the agreement without cause upon twelve months’ advance notice. In the event that the Company elects to terminate the Agreement without cause before the costs of certain manufacturing equipment purchased by the Manufacturing Partner in connection with the Agreement has been fully amortized, then the Company would be required to compensate the Manufacturing Partner for the unamortized costs.
The Company has filed a copy of the Agreement with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, in redacted form subject to an application for confidential treatment the Company intends to submit separately to the Securities and Exchange Commission.

Item 6.	Exhibits
Exhibit Index

Exhibit Number	Description of Document	Filed Herewith	Form	File No.	Date Filed

3.1	Composite Certificate of Incorporation of Registrant.		10-K	001-15477	02/16/18

3.2	Amended and Restated Bylaws of Maxwell Technologies, Inc.		8-K	001-15477	02/27/17

4.1	Indenture dated as of September 25, 2017 between Maxwell Technologies, Inc. and the Trustee.		8-K	001-15477	09/26/17

4.2	Form of 5.50% Convertible Senior Note due 2022 (included in Exhibit 4.1).		8-K	001-15477	09/26/17

10.1	Strategic Supplier Agreement, dated May 7, 2018, by and between Maxwell Technologies, Inc. and Kaifa Technology (H.K.) Limited.	X

10.2	Amended and Restated Loan and Security Agreement, dated May 8, 2018, by and between Maxwell Technologies, Inc. and East West Bank.		8-K	001-15477	05/08/18

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	May 9, 2018	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	May 9, 2018	By:	/s/ David Lyle
David Lyle
Senior Vice President, Chief Financial Officer, Treasurer and Secretary