Form 10-Q
period 2018-06-30
MAXWELL TECHNOLOGIES INC
filed 2018-08-07
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2018
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
The number of shares of the registrant’s Common Stock outstanding as of August 2, 2018 is 38,154,952 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2018

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2018, and the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
In addition, operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2018.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$21,547	$50,122
Trade and other accounts receivable, net of allowance for doubtful accounts of $26 and $36 as of June 30, 2018 and December 31, 2017, respectively	29,723	31,643
Inventories	41,637	32,228
Prepaid expenses and other current assets	2,911	2,983
Total current assets	95,818	116,976
Property and equipment, net	30,453	28,044
Intangible assets, net	10,617	11,715
Goodwill	35,236	36,061
Pension asset	11,753	11,712
Other non-current assets	840	871
Total assets	$184,717	$205,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,300	$32,758
Accrued employee compensation	6,597	9,070
Deferred revenue and customer deposits	4,342	6,669
Short-term borrowings and current portion of long-term debt	5,033	33
Total current liabilities	43,272	48,530
Deferred tax liability, long-term	8,305	8,762
Long-term debt, excluding current portion	35,997	35,124
Defined benefit plan liability	4,038	3,942
Other long-term liabilities	2,451	2,920
Total liabilities	94,063	99,278
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized at June 30, 2018 and December 31, 2017; 38,161,009 and 37,199,519 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3,813	3,717
Additional paid-in capital	344,156	337,541
Accumulated deficit	(267,462)	(247,233)
Accumulated other comprehensive income	10,147	12,076
Total stockholders’ equity	90,654	106,101
Total liabilities and stockholders’ equity	$184,717	$205,379

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$29,464	$37,103	$57,880	$63,789
Cost of revenue	24,036	29,350	46,771	49,928
Gross profit	5,428	7,753	11,109	13,861
Operating expenses:
Selling, general and administrative	9,787	12,120	19,359	21,712
Research and development	5,549	4,449	11,081	9,155
Restructuring and exit costs	78	—	21	997
Total operating expenses	15,414	16,569	30,461	31,864
Loss from operations	(9,986)	(8,816)	(19,352)	(18,003)
Interest expense, net	1,030	97	2,023	160
Other components of defined benefit plans, net	(211)	(143)	(432)	(298)
Other income	(41)	(52)	(41)	(53)
Foreign currency exchange loss, net	238	18	327	115
Loss before income taxes	(11,002)	(8,736)	(21,229)	(17,927)
Income tax provision (benefit)	300	1,382	(722)	2,590
Net loss	$(11,302)	$(10,118)	$(20,507)	$(20,517)
Net loss per share
Basic and diluted	$(0.30)	$(0.28)	$(0.54)	$(0.61)
Weighted average common shares outstanding:
Basic and diluted	38,068	35,526	37,797	33,871

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(11,302)	$(10,118)	$(20,507)	$(20,517)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,404)	2,814	(1,967)	4,126
Defined benefit plans, net of tax:
Amortization of prior service cost, net of tax provision of $5 and $8 for the three months ended June 30, 2018 and 2017, respectively; net of tax provision of $10 and $15 for the six months ended June 30, 2018 and 2017, respectively	19	31	38	60
Other comprehensive income (loss), net of tax	(3,385)	2,845	(1,929)	4,186
Comprehensive loss	$(14,687)	$(7,273)	$(22,436)	$(16,331)

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(20,507)	$(20,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,007	4,407
Amortization of intangible assets	630	202
Non-cash interest expense	891	—
Loss on lease due to restructuring	(86)	—
Pension and defined benefit plan cost	499	277
Stock-based compensation expense	5,371	3,792
Gain on sale of property and equipment	(4)	—
Provision for (recovery of) losses on accounts receivable	(10)	2
Provision for losses on inventory	665	828
Provision for warranties	160	209
Changes in operating assets and liabilities:
Trade and other accounts receivable	1,945	(6,773)
Inventories	(10,887)	6,057
Prepaid expenses and other assets	66	(599)
Pension asset	(308)	(305)
Accounts payable and accrued liabilities	(4,136)	4,714
Deferred revenue and customer deposits	(1,923)	1,351
Accrued employee compensation	(1,444)	240
Deferred tax liability	(380)	(190)
Defined benefit plan and other long-term liabilities	(550)	(197)
Net cash used in operating activities	(26,001)	(6,502)
INVESTING ACTIVITIES:
Purchases of property and equipment	(7,847)	(2,060)
Proceeds from sale of property and equipment	8	—
Cash used in acquisition, net of cash acquired	—	(97)
Proceeds from sale of product line	—	1,500
Net cash used in investing activities	(7,839)	(657)
FINANCING ACTIVITIES:
Principal payments on long-term debt and short-term borrowings	(17)	(17)
Line of credit borrowings	5,000	—
Proceeds from issuance of common stock under equity compensation plans	229	194
Net cash provided by financing activities	5,212	177
Effect of exchange rate changes on cash and cash equivalents	53	804
Decrease in cash and cash equivalents	(28,575)	(6,178)
Cash and cash equivalents, beginning of period	50,122	25,359
Cash and cash equivalents, end of period	$21,547	$19,181
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

Reclassifications
In accordance with the Company’s adoption of ASU No. 2017-07, non-service cost expense and income related to defined benefit plans were reclassified to “other components of defined benefit plans, net” for the three and six months ended June 30, 2017. See further information under Recent Accounting Pronouncements below.
“Unrealized loss on foreign currency exchange rates” for the six months ended June 30, 2017 has been reclassified to “trade and other accounts receivable” in the consolidated statements of cash flows, to conform to the current period presentation.
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
Warranty Obligation
The Company provides warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of June 30, 2018 and December 31, 2017, the accrued warranty liability included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets was $1.1 million and $1.4 million, respectively.

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
Liquidity and Going Concern
As of June 30, 2018, the Company had approximately $21.5 million in cash and cash equivalents, and working capital of $52.5 million. In addition, the Company has a revolving line of credit with East West Bank (the “Revolving Line of Credit”) providing for a maximum borrowing amount of $25.0 million, subject to a borrowing base limitation, under which borrowings of $5.0 million were outstanding as of June 30, 2018. As of June 30, 2018, the amount available under the Revolving Line of Credit, net of $5.0 million in outstanding borrowings, was $11.6 million. In July 2018, the Company borrowed an additional $10.0 million under the Revolving Line of Credit. This facility is scheduled to expire in May 2021.
The Company has incurred significant operating losses for several years and expects to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of these financial statements. During the six months ended June 30, 2018, the Company’s use of cash from operations was $26.0 million. Cash resources inclusive of amounts borrowed under the Revolving Line of Credit are not expected to be sufficient to fund forecasted future negative cash flows from operations and obligations as they become due through one year following the issuance of these financial statements, without additional debt or equity financing. Additionally, absent improvement in the Company’s operating results as well as additional debt or equity financing, even after giving effect to the amendment to the Revolving Line of Credit dated August 7, 2018, the Company expects that within one year following the issuance of these financial statements, it may not be in compliance with the financial covenants that it is required to meet during the term of the Revolving Line of Credit agreement, including a minimum two-quarter rolling EBITDA requirement and an ongoing minimum liquidity requirement.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects that may result should the Company be unable to continue as a going concern.
Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and for at least one year following the financial statement issuance date. The assessment of a company’s ability to meet its obligations is inherently judgmental. However, the Company has historically been able to successfully secure funding and execute alternative cash management plans to meet its obligations as they become due. The following conditions were considered in management’s evaluation of its ability to continue as a going concern:

•
The Company's operating plan for the next 12 months from the date of issuance of these financial statements contemplates a significant reduction in its net operating cash outflows as compared to the six months ended June 30, 2018, resulting from (a) a return to normal inventory levels as working capital is converted to cash after the completion of its contract manufacturer transition in the second quarter of 2018 and (b) revenue recovery in the Company’s high-voltage product line as delayed infrastructure projects are resumed and uncertainties related to tax reform legislation and tariffs are resolved. However, it is uncertain when and to what degree these recoveries in the business will occur.

•
The Company may delay otherwise planned spending on capital investments, research and development and other various activities as necessary to help curb cash outflow until if and when necessary funding is obtained to pursue such activities.

•
The Company has a shelf registration statement which allows it to sell up to an aggregate of $125 million of any combination of its common stock, warrants, debt securities or units. Under this registration statement, the Company may access the capital markets for the three-year period ending November 15, 2020. As of June 30, 2018, no securities have been issued under the Company’s shelf registration statement.

•
The Company is actively pursuing financing alternatives, including additional equity, debt or other fundraising transactions. No assurance can be given that any future financing or funding transaction will be available or, if available, that it will be on terms that are satisfactory to the Company or that the resources will be received in a timely manner. If we are unable to obtain additional financing on commercially reasonable terms, or at all, our business, financial condition and results of operations will be materially adversely affected, and we may be unable to continue as a going concern. Even if the Company is able to obtain additional financing, it may result in significant debt service costs and restrictions on operations, in the case of debt financing, or cause substantial dilution for stockholders, in the case of equity financing. The Company has engaged a third-party financial advisor to assist management in pursuing financing transactions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net loss	$(11,302)	$(10,118)	$(20,507)	$(20,517)
Denominator
Weighted-average common shares outstanding	38,068	35,526	37,797	33,871
Net loss per share
Basic and diluted	$(0.30)	$(0.28)	$(0.54)	$(0.61)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2018	2017
Outstanding options to purchase common stock	357	393
Unvested restricted stock awards	—	30
Unvested restricted stock unit awards	3,294	2,499
Employee stock purchase plan awards	50	—
Bonus and director fees to be paid in stock awards	302	226
Convertible senior notes	7,245	—
	11,248	3,148
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
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. This standard impacts the Company’s gross profit and loss from operations but has no impact on net loss or net loss per share. The Company adopted ASU 2017-07 on January 1, 2018, with adoption applied on a retrospective basis. The Company used the practical expedient that permits it to use the amounts previously disclosed in the defined benefit plans note for the prior comparative periods as the basis for applying the retrospective presentation requirements. In connection with this adoption, for the three months ended June 30, 2017, the Company reclassified $74,000, $50,000 and $19,000 of net non-service costs and income from cost of revenue, selling, general and administrative expense and research and development expense, respectively, to “other components of defined benefit plans, net”; for the six months ended June 30, 2017, the Company reclassified $157,000, $102,000 and $39,000 of net non-service costs and income from cost of revenue, selling, general and administrative expense and research and development expense, respectively, to “other components of defined benefit plans, net”.
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
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payments by aligning the accounting with the requirements for employee share-based compensation. This standard is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
There have been no other recent accounting standards, or changes in accounting standards, during the six months ended June 30, 2018, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to the Company.
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
The impact of adoption on the Company’s consolidated balance sheet as of June 30, 2018 and consolidated statement of operations for the three and six months ended June 30, 2018 was not material.
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
A portion of the Company’s revenue is derived from sales to distributors which represented approximately 6% and 7% of revenue for the three and six months ended June 30, 2018, respectively.
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
The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Three Months Ended June 30,	Six Months Ended June 30,
Product Line:	2018	2018
Energy Storage	$22,705	$45,707
High-Voltage Capacitors	6,759	12,173
Total	$29,464	$57,880

	Three Months Ended June 30,	Six Months Ended June 30,
Region:	2018	2018
Americas	$4,085	$9,903
Asia Pacific	14,717	24,544
Europe	10,662	23,433
Total	$29,464	$57,880
The Company does not have material contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of June 30, 2018 and December 31, 2017, the Company’s contract liabilities primarily relate to cash received under a licensing and services agreement, amounts received in advance from a customer in connection with a specialized services contract for which revenue is recognized over time, and customer advances. Changes in the Company’s contract liabilities, which are included in “deferred revenue and customer deposits” in the Company’s condensed consolidated balance sheets, are as follows:

Six Months Ended June 30,
2018
Beginning balance as of December 31, 2017	$5,331
Impact of adoption of ASC 606	(518)
Increases due to cash received from customers	1,335
Decreases due to recognition of revenue	(2,623)
Other changes	(200)
Contract liabilities as of June 30, 2018	$3,325

The Company has two uncompleted, non-product sale contracts with original durations of greater than one year. The transaction price allocated to performance obligations unsatisfied at June 30, 2018 in connection with these contracts is $7.6 million. Of this amount, $2.5 million relates to a specialized services contract which is recognized over time and is expected to be completed within one year. The other $5.1 million relates to a licensing and services contract of which $4.4 million relates to the licensing arrangement with revenue to be recognized at a point in time when certain conditions are met which are dependent on the customer, and therefore the timing of recognition cannot currently be estimated, and $0.7 million relates to services which are recognized over time as the services are provided. The licensing and services arrangement also provides for royalties for product sales that use the licensed intellectual property, which will be recognized at the time the related sales occur.
Note 3 – Balance Sheet Details (in thousands)
Inventories

	June 30, 2018	December 31, 2017
Raw materials and purchased parts	$14,989	$12,675
Work-in-process	2,490	1,756
Finished goods	24,158	17,797
Total inventories	$41,637	$32,228
Warranty
Activity in the warranty reserve, which is included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets, is as follows:

	Six Months Ended June 30,
	2018	2017
Beginning balance	$1,413	$1,213
Acquired liability from Nesscap	—	773
Product warranties issued	357	270
Settlement of warranties	(445)	(181)
Changes related to preexisting warranties	(197)	(61)
Ending balance	$1,128	$2,014
Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2017	$12,957	$(881)	$12,076
Other comprehensive income before reclassification	(1,967)	—	(1,967)
Amounts reclassified from accumulated other comprehensive income	—	38	38	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the six months ended June 30, 2018	(1,967)	38	(1,929)
Balance as of June 30, 2018	$10,990	$(843)	$10,147

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
The Nesscap Acquisition adds scale to the Company’s operations and expands the Company’s portfolio of energy storage products.
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
The following unaudited pro forma financial information presents the combined results of operations for the three and six months ended June 30, 2017 as if the Nesscap Acquisition had occurred at the beginning of fiscal year 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Net revenues	$38,096	$69,948
Net loss	(9,346)	(20,487)
Net loss per share:
Basic and diluted	(0.25)	(0.56)
Weighted average common shares outstanding:
Basic and diluted	36,757	36,511
The unaudited pro forma information has been adjusted to reflect the following:

•	Amortization expense for acquired intangibles and removal of Nesscap historical intangibles amortization

•	Removal of historical Nesscap interest expenses, gains and losses related to debt not acquired

•	Recognition of expense associated with the valuation of inventory acquired
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
Also see Note 5, Goodwill and Intangible Assets, for further information on goodwill and intangible assets related to the Nesscap Acquisition.
Note 5 – Goodwill and Intangible Assets
The change in the carrying amount of goodwill from December 31, 2017 to June 30, 2018 was as follows (in thousands):

Balance as of December 31, 2017	$36,061
Foreign currency translation adjustments	(825)
Balance as of June 30, 2018	$35,236

The composition of intangible assets subject to amortization was as follows (in thousands):

	As of June 30, 2018
	Useful Life (in years)	Gross Initial Carrying Value	Cumulative Foreign Currency Translation Adjustment	Accumulated Amortization	Net Carrying Value
Customer relationships - institutional	14	$3,200	$60	$(273)	$2,987
Customer relationships - non-institutional	10	4,400	79	(531)	3,948
Trademarks and trade names	10	1,500	27	(181)	1,346
Developed technology	8	2,700	47	(411)	2,336
Total intangible assets		$11,800	$213	$(1,396)	$10,617

	As of December 31, 2017
	Useful Life (in years)	Gross Initial Carrying Value	Cumulative Foreign Currency Translation Adjustment	Accumulated Amortization	Net Carrying Value
Customer relationships - institutional	14	$3,200	$197	$(156)	$3,241
Customer relationships - non-institutional	10	4,400	266	(304)	4,362
Trademarks and trade names	10	1,500	90	(103)	1,487
Developed technology	8	2,700	160	(235)	2,625
Total intangible assets		$11,800	$713	$(798)	$11,715
The useful life of intangible assets reflects the period the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized over the useful lives of the assets utilizing the straight-line method, which is materially consistent with the pattern in which the expected benefits will be consumed, calculated using undiscounted cash flows.
For the three and six months ended June 30, 2018, amortization expense of $93,000 and $186,000, respectively, was recorded to “cost of revenue” and $0.2 million and $0.4 million, respectively, was recorded to “selling, general and administrative.” For the three and six months ended June 30, 2017, amortization expense of $60,000 was recorded to “cost of revenue” and $142,000 was recorded to “selling, general and administrative.” Estimated amortization expense for the remainder of 2018 is $0.6 million. Estimated amortization expense for the years 2019 through 2022 is $1.2 million each year. The expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.
Note 6 – Restructuring and Exit Costs
2017 Restructuring Plans
In September 2017, the Company initiated a restructuring plan to optimize headcount in connection with the acquisition and integration of the assets and business of Nesscap, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were approximately $1.2 million, and were primarily incurred in 2017. Total net charges for the six months ended June 30, 2018 for the September 2017 restructuring plan were $(65,000), which represented restructuring charges of $45,000 adjusted for reversals of expense of $110,000.
In February 2017, the Company implemented a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. Total charges for the restructuring plan were approximately $0.9 million; the plan was completed in the third quarter of 2017. For the six months ended June 30, 2017, the Company recorded $1.0 million of restructuring charges for the February 2017 restructuring plan. No restructuring charges for the February 2017 plan were incurred during the three months ended June 30, 2017. Cash payments for the three and six months ended June 30, 2017 for the February 2017 restructuring plan were approximately $0.3 million and $0.6 million, respectively.
The charges related to both of the 2017 restructuring plans consist of employee severance costs and have been or will be paid in cash. The charges were recorded within “restructuring and exit costs” in the condensed consolidated statements of operations.

The following table summarizes the changes in the liabilities for each of the 2017 restructuring plans, which are recorded in “accrued employee compensation” in the Company’s condensed consolidated balance sheet for the six months ended June 30, 2018 (in thousands):

	February 2017 Plan	September 2017 Plan
	Employee Severance Costs
Restructuring liability as of December 31, 2016	$—	$—
Costs incurred	997	1,275
Amounts paid	(855)	(431)
Accruals released	(142)	(27)
Restructuring liability as of December 31, 2017	—	817
Costs incurred	—	45
Amounts paid	—	(689)
Accruals released	—	(110)
Restructuring liability as of June 30, 2018	$—	$63
Adjustment to Lease Liability
In 2015 and 2016, the Company completed a restructuring plan that consolidated U.S. manufacturing operations and disposed of the Company’s microelectronics product line. In connection with this plan, in June 2015, the Company ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the business forecast. In the second quarter of 2018, the Company recognized additional facilities costs of $0.1 million as restructuring charges to record adjustments to the lease liability and sublease income assumptions included in the estimated future rent obligation of this leased space. In the third quarter of 2017, the Company recognized additional facilities costs of $0.2 million as restructuring charges to record an adjustment to the sublease income assumption included in the estimated future rent obligation of this leased space. The Company has recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. As of June 30, 2018 and December 31, 2017, lease obligation liabilities related to this leased space of $0.6 million and $0.7 million, respectively, were included in “accounts payable and accrued liabilities” and “other long term liabilities” in the condensed consolidated balance sheets.
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
The Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rate is 157.5101 shares of the Company’s common stock per $1,000 principal amount of Notes, representing an initial effective conversion price of $6.35 per share of common stock and premiums of 27% and 29% to the Company’s $5.00 and $4.94 stock prices at the September 25, 2017 and October 11, 2017 dates of issuance, respectively. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the Notes, dated September 25, 2017 between the Company and Wilmington Trust, National Association, as trustee (the “Indenture”), but will not be adjusted for accrued but unpaid interest. As of June 30, 2018, the if-converted value of the Notes did not exceed the principal value of the Notes.

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
The carrying value of the Notes is as follows (in thousands):

	June 30, 2018	December 31, 2017
Principal amount	$46,000	$46,000
Unamortized debt discount - equity component	(7,481)	(8,144)
Unamortized debt discount - initial purchaser	(2,234)	(2,431)
Unamortized transaction costs	(352)	(383)
Net carrying value	$35,933	$35,042
Total interest expense related to the Notes is as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Cash interest expense
Coupon interest expense	$632	$1,265
Non-cash interest expense
Amortization of debt discount - equity component	335	662
Amortization of debt discount - initial purchaser	101	198
Amortization of transaction costs	16	31
Total interest expense	$1,084	$2,156

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
As of June 30, 2018, the amount available under the Revolving Line of Credit, net of borrowings, was $11.6 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 100% of its equity interests in the Company’s Swiss subsidiary and a pledge of 65% of its equity interests in the Company’s Korean subsidiary. The obligations under the Loan Agreement are also guaranteed directly by the Company’s Swiss and Korean subsidiaries. In the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, the Company may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. As of June 30, 2018, the Company is in compliance with the financial covenants that it is required to meet during the term of the credit agreement including the minimum two-quarter rolling EBITDA and minimum liquidity requirements.
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
The Company is required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter. Borrowings under the Revolving Line of Credit were $5.0 million and $0 as of June 30, 2018 and December 31, 2017, respectively. The interest rate on the Revolving Line of Credit as of June 30, 2018 was 5.00%. In July 2018, the Company borrowed an additional $10.0 million under the Revolving Line of Credit. On August 7, 2018, the Company entered into an amendment to the Loan Agreement to amend certain financial covenants.
Other Long-term Borrowings
The Company has various financing agreements for vehicles. These agreements are for up to an original three-year repayment period with interest rates ranging from 0.9% to 1.9%. At June 30, 2018 and December 31, 2017, $97,000 and $115,000, respectively, was outstanding under these financing agreements.
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

As of June 30, 2018 and December 31, 2017, the fair value of the Company’s convertible senior notes issued in September and October 2017 was approximately $48.8 million and $52.6 million, respectively, and was measured using Level 2 inputs. The carrying value of other short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.
Note 9 – Stock Plans
The Company has two active stock-based compensation plans as of June 30, 2018: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
The Company generally issues the majority of employee stock compensation grants in the first quarter of the year; other grants issued during the year are typically for new employees or non-employee directors.
Stock Options
Stock options are granted to certain employees from time to time on a discretionary basis. Beginning in 2017, non-employee directors receive annual stock option awards as part of their annual retainer compensation. During the three and six months ended June 30, 2018, 30,000 stock options were granted with a weighted average grant date fair value per share of $2.75. During the three and six months ended June 30, 2017, 45,000 stock options were granted with a weighted average grant date fair value per share of $2.95. Compensation expense recognized for stock options for the three months ended June 30, 2018 and 2017 was $68,000 and $57,000, respectively. Compensation expense recognized for stock options for the six months ended June 30, 2018 and 2017 was $140,000 and $107,000, respectively.
The fair value of the stock options granted was estimated using the Black-Scholes valuation model with the following assumptions:

	Three and Six Months Ended June 30,
	2018	2017
Expected dividend yield	—%	—%
Expected volatility	54%	59%
Risk-free interest rate	2.95%	1.87%
Expected term (in years)	5.5	5.5
Restricted Stock Awards
Beginning in 2014, the Company ceased granting restricted stock awards (“RSAs”) and began granting restricted stock units (“RSUs”) to employees as part of its annual equity incentive award program, therefore, no restricted stock awards were issued during the three and six months ended June 30, 2018 and 2017. During the three months ended June 30, 2018 and 2017, compensation expense recognized for RSAs was $23,000 and $0.1 million, respectively. During the six months ended June 30, 2018 and 2017, compensation expense recognized for RSAs was $83,000 and $0.2 million, respectively.
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

For the three and six months ended June 30, 2018 and 2017, PSUs granted included market-condition restricted stock units. The market-condition PSUs will vest based on the level of the Company’s stock price performance against a determined market index over one, two and three-year performance periods. The market-condition PSUs have the potential to vest between 0% and 200% depending on the Company’s stock price performance and the recipients must remain employed through the end of each performance period in order to vest. The fair value of the market-condition PSUs granted was calculated using a Monte Carlo valuation model with the following assumptions:

	Three and Six Months Ended June 30,
	2018	2017
Expected dividend yield	—%	—%
Expected volatility	41% - 47%	53%
Risk-free interest rate	2.36% - 2.60%	1.55%
Expected term (in years)	2.5 - 2.9	2.8
For the three and six months ended June 30, 2018 and 2017, RSU grants were composed of the following:

	Three Months Ended June 30,
	2018		2017
	Shares granted (in thousands)	Average grant date fair value	Shares granted (in thousands)	Average grant date fair value
Service-based	180	$5.43	255	$5.73
Performance objectives	—	n/a	158	5.73
Market-condition	20	6.56	31	7.89
Total RSUs granted	200	5.54	444	5.88

	Six Months Ended June 30,
	2018		2017
	Shares granted (in thousands)	Average grant date fair value	Shares granted (in thousands)	Average grant date fair value
Service-based	1,101	$5.72	922	$5.52
Performance objectives	78	5.85	158	5.73
Market-condition	355	7.49	334	7.27
Total RSUs granted	1,534	6.14	1,414	5.96
The following table summarizes the amount of compensation expense recognized for RSUs for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
RSU Type	2018	2017	2018	2017
Service-based	$1,102	$669	$2,186	$1,337
Performance objectives	168	164	288	170
Market-condition	589	403	887	595
	$1,859	$1,236	$3,361	$2,102
Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period. The number of shares purchased is based on participants’ contributions made during the offering period.

Compensation expense recognized for the ESPP for the three months ended June 30, 2018 and 2017 was $50,000 and $20,000, respectively. Compensation expense recognized for the ESPP for the six months ended June 30, 2018 and 2017 was $79,000 and $53,000, respectively. The fair value of the ESPP shares was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected dividend yield	—%	—%	—%	—%
Expected volatility	40%	29%	42%	29%
Risk-free interest rate	1.74%	0.62%	1.57%	0.62%
Expected term (in years)	0.50	0.50	0.50	0.50
Fair value per share	$1.34	$1.19	$1.32	$1.19
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
The Company recorded $0.7 million and $0.8 million of stock compensation expense related to the bonus plan during the three months ended June 30, 2018 and 2017, respectively. The Company recorded $1.5 million and $1.3 million of stock compensation expense related to the bonus plan during the six months ended June 30, 2018 and 2017, respectively.
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
The Company recorded $65,000 and $72,000 of stock compensation expense related to director fees to be settled in stock during the three months ended June 30, 2018 and 2017, respectively. The Company recorded $174,000 and $72,000 of stock compensation expense related to director fees to be settled in stock during the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, the Company granted 46,923 fully vested RSU in lieu of $268,000 of director fees.
Stock-Based Compensation Expense
Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$338	$257	$684	$450
Selling, general and administrative	1,996	1,596	3,830	2,665
Research and development	413	401	857	677
Total stock-based compensation expense	$2,747	$2,254	$5,371	$3,792

Note 10—Shelf Registration Statement
On November 9, 2017, the Company filed a shelf registration statement on Form S-3 with the SEC to, from time to time, sell up to an aggregate of $125 million of any combination of its common stock, warrants, debt securities or units. On November 16, 2017, the registration statement was declared effective by the SEC, which will allow the Company to access the capital markets for the three-year period following this effective date. As of June 30, 2018, no securities have been issued under the Company’s shelf registration statement. Net proceeds, terms and pricing of each offering of securities issued under the shelf registration statement will be determined at the time of such offerings.
Note 11—Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
The Company recorded an income tax provision of $0.3 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively. The Company recorded an income tax benefit of $0.7 million and an income tax provision of $2.6 million for the six months ended June 30, 2018 and 2017, respectively. The Company’s income taxes are primarily related to taxes on income generated by the Company’s Swiss subsidiary. During the first quarter of 2018, the Company recognized the impact of a tax holiday granted by the Swiss government for taxes on income generated by the Company’s Swiss subsidiary, which was retroactive to the beginning of 2017. The provision in 2017 is primarily related to taxes on income generated by the Company’s Swiss subsidiary, for which the full statutory tax rate applied.
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
As of June 30, 2018, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $61.4 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
During the six months ended June 30, 2018, the Company reduced its net deferred tax liabilities by $0.4 million to record the impact of the new tax holiday granted by the Swiss government.
The Company records taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of June 30, 2018, the Company has recorded a $4.9 million deferred tax liability for Swiss withholding taxes associated with $97.6 million of undistributed earnings of its Swiss subsidiary that are no longer considered indefinitely reinvested. Pursuant to discussions with tax authorities, the Company intends to repatriate $10.0 million in Swiss accumulated earnings each year for approximately the next 8 years in order to reduce outstanding amounts owed to its Swiss subsidiary; the Company intends to declare each annual amount as a dividend and pay a 5% withholding tax at the time such dividends are declared.

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
Components of net pension cost are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$309	$245	$630	$486
Cost recognized as a component of compensation cost	309	245	630	486
Interest cost	58	57	118	114
Expected return on plan assets	(322)	(252)	(656)	(499)
Prior service cost amortization	24	39	48	75
Net cost recognized in other components of defined benefit plans, net	(240)	(156)	(490)	(310)
Net pension cost	$69	$89	$140	$176
Employer contributions of $149,000 and $150,000 were paid during the three months ended June 30, 2018 and 2017, respectively. Employer contributions of $308,000 and $305,000 were paid during the six months ended June 30, 2018 and 2017, respectively. Additional employer contributions of approximately $247,000 are expected to be paid during the remainder of fiscal 2018.
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
Components of net cost related to the Korea employee defined benefit plan are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$150	$88	$301	$88
Cost recognized as a component of compensation cost	150	88	301	88
Interest cost	29	13	58	13
Cost recognized in other components of defined benefit plans, net	29	13	58	13
Net cost	$179	$101	$359	$101
Employer contributions of $2,000 and $1,000 were paid during the three months ended June 30, 2018 and 2017, respectively. Employer contributions of $4,000 and $1,000 were paid during the six months ended June 30, 2018 and 2017, respectively. Additional employer contributions of approximately $3,000 are expected to be paid during the remainder of fiscal 2018.
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
FORWARD-LOOKING STATEMENTS
Some of the statements contained in this document and incorporated herein by reference discuss our plans and strategies for our business or make other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act. The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “may,” “could,” “will,” “continue,” “seek,” “should,” “would” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views and beliefs of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, our statements. Such risks, uncertainties and contingencies include, but are not limited to, the following:

•	our intentions, beliefs and expectations regarding our expenses, cost savings, sales, operations and future financial performance;

•	our operating results;

•	our ability to manage cash flows to enable the business to continue as a going concern;

•	our ability to develop, introduce and commercialize new products, technologies applications or enhancements to existing products and educate prospective customers;

•	anticipated growth and trends in our business;

•	our ability to successfully complete one or more financings;

•	our ability to otherwise obtain sufficient capital to meet our operating requirements, including, but not limited to, our investment requirements for new technology and products, or other needs;

•	our ability to manage our long-term debt and our ability to service our debt, including our convertible debt;

•	risks related to changes in, and uncertainties with respect to, legislation, regulation and governmental policy;

•	risks related to tax laws and tax changes (including U.S. and foreign taxes on foreign subsidiaries);

•	risks related to our international operations;

•	our expectations regarding our revenues, customers and distributors;

•	our beliefs and expectations regarding our market penetration and expansion efforts, especially considering the small number of vertical markets and a small number of geographic regions;

•	our expectations regarding the benefits and integration of recently-acquired businesses and our ability to make future acquisitions and successfully integrate any such future-acquired businesses;

•	our ability to protect our intellectual property rights and to defend claims against us;

•	dependence upon third party manufacturing and other service providers, many of which are located outside the U.S. and our ability to manage reliance upon certain key suppliers;

•	our anticipated trends and challenges in the markets in which we operate; and

•	our expectations and beliefs regarding and the impact of investigations, claims and litigation.
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
We also seek to maintain and expand market share and revenue for our high-voltage capacitors. Evolving market trends in the global high-voltage market, particularly in the United States, China, and India, where we believe projects to increase the availability of electrical energy as well as infrastructure modernization and renovation may continue to increase demand for our high-voltage products and solutions in the years to come. In the first half of 2018, we substantially completed an expansion of capacity at our existing high-voltage capacitor production facility in Rossens, Switzerland in order to meet projected demand and increase our revenue potential.
On April 28, 2017, we acquired the core business and operating entities of Nesscap, a developer and manufacturer of ultracapacitor products for use in transportation, renewable energy, industrial and consumer markets, in exchange for the issuance of approximately 4.1 million shares of Maxwell common stock (the “Share Consideration”) and the assumption of certain liabilities. The value of the Share Consideration was approximately $25.3 million based on the closing price of our common stock on April 28, 2017. The Nesscap Acquisition added complementary businesses to our operations and expanded our portfolio of products, which we believe adds value for our customers and shareholders.

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
In the second quarter of 2018, revenue was $29.5 million, representing an overall decrease of 21% compared with $37.1 million in the same period one year ago. This decrease was primarily related to significantly lower revenue for our high-voltage product line as well as slightly lower revenue for our energy storage product line. Revenue for our high-voltage capacitor product line was $6.8 million for the second quarter of 2018, representing a decrease of 44% compared with $12.0 million for the same period in the prior year. This decrease was due to delays in Chinese infrastructure projects as well as uncertainties related to tax reform legislation and potential increases in tariffs. Energy storage product line revenue decreased by $2.4 million, or 9%, to $22.7 million from $25.1 million. The decrease in energy storage product revenue was primarily related to a decrease in wind revenue due to competitive pressure in China as well as lower sales in Europe, and a decline in China hybrid transit bus revenue due to changes in government policies and subsidy programs. The decreases in energy storage revenue were partially offset by revenue increases in auto, grid and other markets.
Overall gross margin during the quarter decreased to 18% compared with 21% in the second quarter of 2017, primarily associated with a change in product mix as the second quarter of 2018 included lower sales of higher margin high-voltage products. Operating expenses in the second quarter of 2018 increased to 52% of revenue, compared with 44% of revenue in the same period one year ago, primarily attributable to lower revenue.
As of June 30, 2018, we had cash and cash equivalents of $21.5 million, and working capital of $52.5 million. In addition, the Company has a revolving line of credit providing for a maximum borrowing amount of $25.0 million, subject to a borrowing base limitation, under which borrowings of $15.0 million are outstanding as of the date of this report. This facility is scheduled to expire in May 2021. We are actively pursuing financing alternatives to fund our investment plans as well as forecasted negative cash flow from operations for at least the next twelve months.
Going forward, we intend to continue focusing on our strategic priorities, as described above. In order to achieve our strategic objectives, we will need to overcome risks and challenges facing our business. Specifically, we will need to raise additional capital in order to fund key investments associated with our business plans and to cover near-term forecasted negative cash flows from operations. Obtaining such financing in an amount and on terms that are reasonable to us is critical to our success. Further, a significant challenge we face is our ability to manage dependence on a small number of vertical markets and geographic regions, including some that are driven by government policies and subsidy programs. The markets may decline or experience slower rates of growth when there are changes or delays in government policies and subsidy programs. Specifically, the Chinese hybrid transit bus and wind energy markets are heavily dependent on government regulation and subsidy programs. Demand for our ultracapacitors in the China hybrid bus market significantly decreased due to changes in the government subsidy program as well as a requirement to localize product manufacturing. To reduce our dependency on China government influences, we established a localized manufacturing partnership with CRRC-SRI, and we are positioned to support customer demand for any opportunities that may meet our return requirement.
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

•
In June 2018, we announced the launch of two new highly scalable products to deliver reliable, fast responding, long lifetime storage in grids and microgrids. Our new Grid Cell Pack and Grid Energy Storage System inject and absorb power in cycle timeframes, and are designed to stabilize voltage and frequency, firm renewable power output, provide bridging and ramping services, and improve generator response. These products can be deployed as stand-alone energy storage systems or in combination with other energy storage assets to improve project business cases, including stacked functionality and extension of battery life to lower capital expense, operating expense and lifetime cost. The systems are designed to be utilized in greenfield storage projects as well as support existing deployed storage systems.

Results of Operations
Comparison of Three and Six Months Ended June 30, 2018 and 2017
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	82%	79%	81%	78%
Gross profit	18%	21%	19%	22%
Operating expenses:
Selling, general and administrative	33%	32%	33%	34%
Research and development	19%	12%	19%	14%
Restructuring and exit costs	—%	—%	—%	2%
Total operating expenses	52%	44%	52%	50%
Loss from operations	(34)%	(23)%	(33)%	(28)%
Other components of defined benefit plans, net	(1)%	—%	(1)%	—%
Interest expense, net	3%	—%	3%	—%
Foreign currency exchange loss, net	1%	—%	1%	—%
Loss before income taxes	(37)%	(23)%	(36)%	(28)%
Income tax provision (benefit)	1%	4%	(1)%	4%
Net loss	(38)%	(27)%	(35)%	(32)%
Net loss reported for the second quarter of 2018 was $11.3 million, or $0.30 per share, compared with net loss of $10.1 million, or $0.28 per share, in the same period one year ago. The $1.2 million increase in net loss was primarily composed of the following:

•	a $2.3 million decline in gross profit primarily related to a change in product mix which included significantly lower sales of higher margin high voltage products in the first half of 2018;

•	a $0.9 million increase in interest expense mainly related to our convertible senior notes issued in September and October 2017;

•	a decrease of $1.5 million in expense due to acquisition related expenses in the second quarter of 2017;

•	a $1.1 million decrease in taxes due to a tax holiday rate for our Swiss subsidiary in 2018, which was not in effect for 2017, as well as lower taxable revenue for our Swiss subsidiary; and

•	decreases in operating expense associated with our restructuring and ongoing cost reduction efforts.

Net loss reported for the six months ended June 30, 2018 was $20.5 million, or $0.54 per share, compared with a net loss of $20.5 million, or $0.61 per share, in the same period one year ago. Significant components of net loss differing between the periods include the following:

•
a $2.8 million decline in gross profit primarily associated with a change in product mix which included significantly lower sales of higher margin high voltage products in the first half of 2018, as well as higher amortization of intangibles related to the Nesscap Acquisition;

•	a $1.9 million increase in interest expense mostly related to our convertible senior notes issued in September and October 2017;

•
a $1.6 million increase in stock compensation expense due to differences in expected performance under our bonus plan, a change in award mix to include market-condition RSUs which have a higher expense, increased utilization of performance based awards, new executive hires and lower termination rates, and the payment of a portion of our board of director fees with fully vested RSUs in lieu of cash;

•
a $3.3 million decrease in taxes due to the recognition of a tax holiday for our Swiss subsidiary in the first quarter of 2018, which was retroactively effective to the beginning of 2017, as well as lower taxable revenue for our Swiss subsidiary;

•	a decrease of $1.8 million due to acquisition related expenses in the first half of 2017;

•	a decrease of $1.0 million in restructuring expense primarily as a result of our February 2017 restructuring plan implemented in the first quarter of 2017; and

•	decreases in operating expense associated with our restructuring and ongoing cost reduction efforts.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Revenue	$29,464	$37,103	$(7,639)	(21)%	$57,880	$63,789	$(5,909)	(9)%
Cost of revenue	24,036	29,350	(5,314)	(18)%	46,771	49,928	(3,157)	(6)%
% of Revenue	82%	79%			81%	78%
Gross profit	$5,428	$7,753	$(2,325)	(30)%	$11,109	$13,861	$(2,752)	(20)%
% of Revenue	18%	21%			19%	22%
Revenue. During the second quarter of 2018, revenue decreased 21% to $29.5 million, compared with $37.1 million in the same period one year ago. This decrease was primarily related to lower revenue for our high-voltage product line as well as slightly lower revenue for our energy storage product line. Revenue for our high-voltage products decreased by $5.3 million, or 44%, to $6.8 million for the second quarter of 2018, compared with $12.0 million for the same period one year ago. This decrease was due to delays in Chinese infrastructure projects as well as uncertainties related to tax reform legislation and tariffs. Energy storage product line revenue decreased by $2.4 million, or 9%, to $22.7 million from $25.1 million. The decrease in energy storage product revenue was primarily related to a decrease in wind product revenue due to competitive pressure in China as well as lower sales in Europe, and a decline in China hybrid transit bus revenue due to changes in government policies and subsidy programs. The decreases in energy storage revenue were partially offset by revenue increases in auto, grid and other markets. The decrease in energy storage product revenue for the second quarter of 2018 was composed of lower prices of $1.8 million and lower volume of $0.5 million.
During the six months ended June 30, 2018, revenue decreased 9% to $57.9 million, compared with $63.8 million in the same period one year ago. This decrease in revenue was primarily related to significantly lower revenue for our high-voltage products, partially offset by increased energy storage product line revenue. High-voltage product line revenue decreased by $12.3 million, or 50%, to $12.2 million for the six months ended June 30, 2018, compared with $24.5 million for the same period one year ago. This decrease was due to delays in Chinese infrastructure projects as well as uncertainties related to tax reform legislation and tariffs. Revenue for our energy storage product line increased by $6.4 million, or 16%, to $45.7 million from $39.3 million. The increase in energy storage product revenue was related to new customers and a ramp up of recent design wins, including a significant newly launched hybrid system in the non-china bus market. The increases were partially offset by a decrease in wind product revenue due to competitive pressure in China as well as lower sales in Europe. The increase in energy storage product revenue was composed of higher volume of $9.2 million offset by lower prices of $2.8 million.

A substantial amount of our revenue is generated through our Swiss and Korean subsidiaries, which have functional currencies of the Swiss Franc and the Korean Won, respectively. As such, reported revenue can be materially impacted by changes in exchange rates between the subsidiaries’ local currencies and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the three months ended June 30, 2018 compared with the same period one year ago, revenue was negatively impacted by $54,000. Due to the weakening of the U.S. Dollar against the Swiss Franc during the six months ended June 30, 2018 compared with the same period one year ago, revenue was positively impacted by $0.3 million. Due to the weakening of the U.S. Dollar against the Korean Won during the three and six months ended June 30, 2018 compared with the same periods one year ago, revenue was positively impacted by $0.2 and $0.3 million, respectively.
Gross Profit and Gross Margin. During the second quarter of 2018, gross profit decreased $2.3 million, or 30%, to $5.4 million compared with $7.8 million in the same period one year ago. As a percentage of revenue, gross margin decreased to 18% in the second quarter of 2018 compared with 21% in the same period one year ago. During the six months ended June 30, 2018, gross profit decreased $2.8 million, or 20%, to $11.1 million compared with $13.9 million in the same period one year ago. As a percentage of revenue, gross margin decreased to 19% in the six months ended June 30, 2018 compared with 22% in the same period one year ago. The decreases in gross profit and gross margin were primarily associated with a change in product mix as the three and six months ended June 30, 2018 included significantly lower sales of higher margin high-voltage products, as well as higher amortization of intangibles related to the Nesscap Acquisition.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Decrease	% Change	2018	2017	Decrease	% Change
Selling, general and administrative	$9,787	$12,120	$(2,333)	(19)%	$19,359	$21,712	$(2,353)	(11)%
% of Revenue	33%	32%			33%	34%
Selling, general and administrative expense for the second quarter of 2018 decreased by $2.3 million, or 19%, from the same period in 2017. Selling, general and administrative expense increased to 33% of revenue, up from 32% for the same period in 2017. Decreases for the second quarter of 2018 included a decrease of $1.5 million related to acquisition expenses in the second quarter of 2017, a decrease of $0.3 million related to shareholder proxy advisement fees in 2017 and other decreases related to our ongoing cost reduction efforts.
Selling, general and administrative expenses for the six months ended June 30, 2018 decreased by $2.4 million, or 11%, from the same period in 2017. Selling, general and administrative expenses decreased to 33% of revenue, down from 34% for the same period in 2017. Decreases for the six months ended June 30, 2018 included a decrease of $1.8 million related to acquisition expenses in the first half of 2017, a decrease of $0.4 million related to shareholder proxy advisement fees in 2017 and other decreases related to our ongoing cost reduction efforts. These decreases were partially offset by a $1.2 million increase in stock compensation expense due to differences in expected performance under our bonus plan, a change in award mix to include market-condition RSUs which have a higher expense, increased utilization of performance based awards, new executive hires and lower termination rates, and the payment of a portion of our board of director fees with fully vested RSUs in lieu of cash.
Research and Development Expense
The following table presents research and development expense for the three and six months ended June 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Decrease	% Change	2018	2017	Increase	% Change
Research and development	$5,549	4,449	$1,100	25%	$11,081	$9,155	$1,926	21%
% of Revenue	19%	12%			19%	14%
Research and development expense for the second quarter of 2018 increased by $1.1 million, or 25%, from the same period in 2017. Research and development expense was 19% of revenue, up from 12% for the same period in 2017. The increase was primarily associated with a decrease of $0.7 million in third-party funding under cost-sharing arrangements and increased automotive market development project activity. These increases were partially offset by various decreases related to our restructuring and cost reduction efforts.

Research and development expenses for the six months ended June 30, 2018 increased by $1.9 million, or 21%, from the same period in 2017. Research and development expenses were 19% of revenue, up from 14% for the same period in 2017. The increase was primarily associated with a decrease of $1.3 million in third-party funding under cost-sharing arrangements, the acquisition of the operations of Nesscap and increased automotive market development project activity. These increases were partially offset by various decreases related to our restructuring and cost reduction efforts.
Restructuring and Exit Costs
In September 2017, we initiated a restructuring plan to optimize headcount in connection with the acquisition and integration of Nesscap, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were approximately $1.2 million, and were primarily incurred in 2017. Total net charges for the six months ended June 30, 2018 for the September 2017 restructuring plan were $(65,000), which represented restructuring charges of $45,000 adjusted for reversals of expense of $110,000.
In February 2017, we implemented a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. Total charges for the restructuring plan were approximately $0.9 million; the plan was completed in the third quarter of 2017. For the three and six months ended June 30, 2017, we recorded $0 and $1.0 million, respectively, of restructuring charges for the February 2017 restructuring plan. Cash payments for the three and six months ended June 30, 2017 for the February 2017 restructuring plan were $0.3 million and $0.6 million, respectively.
The charges related to the 2017 restructuring plans consist of employee severance costs and have been or will be paid in cash. The following table summarizes the changes in the liabilities for the September 2017 restructuring plan for the six months ended June 30, 2018 (in thousands):

September 2017 Plan
Restructuring liability as of December 31, 2017	$817
Costs incurred	45
Amounts paid	(689)
Accruals released	(110)
Restructuring liability as of June 30, 2018	$63
Additionally, in the second quarter of 2018, we recognized facilities costs of $0.1 million as restructuring charges to record an adjustment to the lease liability and sublease income assumption included in the estimated future rent obligation of our leased Peoria, AZ manufacturing facility.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax provision of $0.3 million and an income tax benefit of $0.7 million for the three and six months ended June 30, 2018, respectively, compared with an income tax provision of $1.4 million and $2.6 million for the three and six months ended June 30, 2017, respectively. During the first quarter of 2018, we recognized a tax holiday granted by the Swiss government for taxes on income generated by our Swiss subsidiary, which was retroactive to the beginning of 2017. The provision for the three and six months ended June 30, 2017 is primarily related to taxes on income generated by our Swiss subsidiary, for which the full statutory tax rate applied. We record taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of June 30, 2018, we have recorded a $4.9 million deferred tax liability for Swiss withholding taxes associated with $97.6 million of undistributed earnings of our Swiss subsidiary that are no longer considered indefinitely reinvested. Pursuant to discussions with tax authorities, we intend to repatriate $10.0 million in Swiss accumulated earnings each year for approximately the next 8 years in order to reduce outstanding amounts owed to our Swiss subsidiary; we intend to declare each annual amount as a dividend and pay a 5% withholding tax at the time such dividends are declared.
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

At June 30, 2018, we have a cumulative valuation allowance recorded offsetting our worldwide net deferred tax assets of $61.4 million, of which the significant majority represents the valuation allowance on our U.S. net deferred tax assets. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
During the six months ended June 30, 2018, we reduced our deferred tax liabilities by $0.4 million to record the impact of the new tax holiday granted by the Swiss government.

Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Total cash provided by (used in):
Operating activities	$(26,001)	$(6,502)
Investing activities	(7,839)	(657)
Financing activities	5,212	177
Effect of exchange rate changes on cash and cash equivalents	53	804
Decrease in cash and cash equivalents	$(28,575)	$(6,178)
Net cash used in operating activities was $26.0 million for the six months ended June 30, 2018 and related primarily to our net loss of $20.5 million, which included non-cash charges of $12.1 million, an increase in inventory of $10.9 million which is primarily related to increased inventory in conjunction with our contract manufacturer transition and lower high voltage product sales in 2018 primarily due to delays in Chinese infrastructure projects as well as uncertainties related to U.S. tax reform legislation and tariffs, and a decrease in accounts payable and accrued liabilities of $4.1 million primarily due to the April 2018 payment of our settlement with the SEC related to our 2011 and 2012 restatement.
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
Net cash used in operating activities increased $19.5 million to $26.0 million for the six months ended June 30, 2018 compared with $6.5 million for the six months ended June 30, 2017. Cash flows from operating activities were impacted by changes in operating assets and liabilities which had a negative effect on cash flow of $17.6 million for the six months ended June 30, 2018, compared with a positive effect of $4.3 million in the six months ended June 30, 2017. Changes in operating assets and liabilities included $16.9 million related to building up inventory in conjunction with our transition to a new contract manufacturer and lower high voltage product sales in 2018 due to delays in Chinese infrastructure projects as well as uncertainties related to U.S. tax reform legislation and tariffs. This negative effect of changes in operating assets and liabilities was partially offset by higher non-cash charges in 2018.
Net cash used in investing activities was $7.8 million for the six months ended June 30, 2018 compared with net cash used by investing activities of $0.7 million for the six months ended June 30, 2017. Cash used in investing activities during the six months ended June 30, 2018 was associated with capital expenditures related to the factory expansion and lab upgrades at our Swiss subsidiary, ultracapacitor new product testing and production equipment in San Diego, California and expansion at our Nesscap Korea facility. Net cash used by investing activities for the six months ended June 30, 2017 was related to $2.1 million of capital expenditures primarily related to improvements in manufacturing processes and new product testing and production equipment. These capital expenditures were partially offset by $1.5 million of cash received in May 2017 related to the release of the escrow holdback in connection with the 2016 sale of our microelectronics product line.

Net cash provided by financing activities was $5.2 million for the six months ended June 30, 2018 compared with net cash provided by financing activities of $177,000 for the same period in 2017. During the six months ended June 30, 2018, we received net proceeds of $5.0 million from borrowings on our line of credit. The remaining net cash provided by financing activities for both periods related to proceeds from our employee stock purchase plan.
Liquidity and Going Concern
As of June 30, 2018, we had approximately $21.5 million in cash and cash equivalents, and working capital of $52.5 million. On September 25, 2017 and October 11, 2017, we issued $40.0 million and $6.0 million, respectively, of 5.50% Convertible Senior Notes due 2022 (the “Notes”). We received net proceeds, after deducting the initial purchaser’s discount and our offering expenses, of approximately $43.0 million. The Notes bear interest at a rate of 5.50% per year, payable semi-annually in arrears on March 15 and September 15 of each year, with payments commencing on March 15, 2018.
As of June 30, 2018, the amount of cash and short-term investments held by foreign subsidiaries was $5.5 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate these funds at a rate of approximately 5%. We have accrued the tax expense associated with the potential future repatriation of these funds. Pursuant to discussions with tax authorities, we intend to repatriate $10.0 million in Swiss accumulated earnings each year for approximately the next 8 years in order to reduce outstanding amounts owed to our Swiss subsidiary; we intend to declare each annual amount as a dividend and pay a 5% withholding tax at the time such dividends are declared.
We have incurred significant operating losses for several years and expects to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of these financial statements. During the six months ended June 30, 2018, our use of cash from operations was $26.0 million. Cash resources inclusive of amounts borrowed under our revolving line of credit are not expected to be sufficient to fund forecasted future negative cash flows from operations and obligations as they become due through one year following the issuance of these financial statements, without additional debt or equity financing. Additionally, absent improvement in our operating results as well as additional debt or equity financing, even after giving effect to the amendment to our revolving line of credit with East West Bank dated August 7, 2018, we expect that within one year following the issuance of these financial statements, we may not be in compliance with the financial covenants that we are required to meet during the term of our revolving line of credit agreement, including a minimum two-quarter rolling EBITDA requirement and an ongoing minimum liquidity requirement.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects that may result should the Company be unable to continue as a going concern.
Management has assessed our ability to continue as a going concern as of the balance sheet date, and for at least one year following the financial statement issuance date. The assessment of our ability to meet our obligations is inherently judgmental. However, we have historically been able to successfully secure funding and execute alternative cash management plans to meet our obligations as they become due. The following conditions were considered in the evaluation of our ability to continue as a going concern:

•
Our operating plan for the next 12 months from the date of issuance of these financial statements contemplates a significant reduction in our net operating cash outflows as compared to the six months ended June 30, 2018, resulting from (a) a return to normal inventory levels as working capital is converted to cash after the completion of our contract manufacturer transition in the second quarter of 2018 and (b) revenue recovery in our high-voltage product line as delayed infrastructure projects are resumed and uncertainties related to tax reform legislation and tariffs are resolved. However, it is uncertain when and to what degree these recoveries in the business will occur.

•
We may delay otherwise planned spending on capital investments, research and development and other various activities as necessary to help curb cash outflow until if and when necessary funding is obtained to pursue such activities.

•
We have a shelf registration statement which allows us to sell up to an aggregate of $125 million of any combination of our common stock, warrants, debt securities or units. Under this registration statement, we may access the capital markets for the three-year period ending November 15, 2020. As of June 30, 2018, no securities have been issued under our shelf registration statement.

•
We are actively pursuing financing alternatives, including additional equity, debt or other fundraising transactions. No assurance can be given that any future financing or funding transaction will be available or, if available, that it will be on terms that are satisfactory to us or that the resources will be received in a timely manner. If we are unable to obtain additional financing on commercially reasonable terms, or at all, our business, financial condition and results of operations will be materially adversely affected, and we may be unable to continue as a going concern. Even we are able to obtain additional financing, it may result in significant debt service costs and restrictions on operations, in the case of debt financing, or cause substantial dilution for stockholders, in the case of equity financing. We have engaged a third-party financial advisor to assist management in pursuing financing transactions.

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
As of June 30, 2018, the amount available under the Revolving Line of Credit, net of borrowings, was $11.6 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 100% of our equity interests in our Swiss subsidiary and a pledge of 65% of our equity interests in our Korean subsidiary. The obligations under the Loan Agreement are also guaranteed directly by our Swiss and Korean subsidiaries. In the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, we may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. As of June 30, 2018, we were in compliance with the financial covenants that we are required to meet during the term of the credit agreement including the minimum two-quarter rolling EBITDA and minimum liquidity requirements.
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
We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter. Borrowings under the Revolving Line of Credit were $5.0 million as of June 30, 2018. In July 2018, we borrowed an additional $10.0 million under the Revolving Line of Credit. On August 7, 2018, we entered into an amendment to the Loan Agreement to amend certain financial covenants.
Other long-term borrowings
We have various financing agreements for vehicles. These agreements are for up to an original three-year repayment period with interest rates ranging from 0.9% to 1.9%. At June 30, 2018 and December 31, 2017, $97,000 and $115,000 respectively, was outstanding under these financing agreements.

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
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. This standard will have an impact our loss from operations but will have no material impact on our net loss or net loss per share. The standard is effective for us in the first quarter of 2018, with adoption to be applied on a retrospective basis. We adopted ASU 2017-07 on January 1, 2018, with adoption applied on a retrospective basis. We used the practical expedient that permits us to use the amounts previously disclosed in our defined benefit plans note for the prior comparative periods as the basis for applying the retrospective presentation requirements. In connection with this adoption, for the three months ended June 30, 2017, we reclassified $74,000, $50,000 and $19,000 of net non-service costs and income from cost of revenue, selling, general and administrative expense and research and development expense, respectively, to “other components of defined benefit plans, net”; for the six months ended June 30, 2017, we reclassified $157,000, $102,000 and $39,000 of net non-service costs and income from cost of revenue, selling, general and administrative expense and research and development expense, respectively, to “other components of defined benefit plans, net”.
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
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payments by aligning the accounting with the requirements for employee share-based compensation. This standard is effective for us in the first quarter of 2019, with early adoption permitted. We do not expect this ASU to have a material impact on its consolidated financial statements.
There have been no other recent accounting standards, or changes in accounting standards, during the six months ended June 30, 2018, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.

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
We have certain monetary assets and liabilities, primarily cash, receivables and payables, denominated in foreign currencies. The fair value of these assets and liabilities are affected by movements in currency exchange rates. As of June 30, 2018, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% would result in a hypothetical loss of less than $0.1 million. As local currency debt carried by our Swiss subsidiary is minor, changes in foreign currency rates would not significantly impact our financial results.
Interest Rate Risk
At June 30, 2018, we had a balance of $5.0 million outstanding under our Revolving Line of Credit. The impact on earnings and cash flow during the next fiscal year from a change of 100 basis points (or 1%) in the interest rate would have a $50,000 effect. We have various financing agreements for vehicles. These agreements are for up to a three-year repayment period with interest rates ranging from 0.9% to 1.9%. At June 30, 2018, $97,000 was outstanding under these financing agreements, $64,000 of which is classified as long-term debt. As these borrowings are minor, changes in interest rates would not significantly impact our financial results.
During the year ended 2017, we issued $46.0 million of 5.50% Convertible Senior Notes due 2022 (the “Notes”). Interest on the Notes is fixed at 5.5% per year and is payable semi-annually in arrears on March 15 and September 15 of each year, with payments commencing on March 15, 2018.
Fair Value Risk
We had a net pension asset of $11.8 million and $11.7 million as of June 30, 2018 and December 31, 2017, respectively. As of the last fair value measurement date of December 31, 2017, the net pension asset included plan assets with a fair value of $43.4 million. The plan assets consisted of 54% debt and equity securities, 39% real estate investment funds and 7% of other assets. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate investment funds is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
The recent presidential and congressional elections in the United States have resulted and may continue to result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such additional changes will occur, changes at the local, state or federal level could impact fuel cell market adoption in the U.S. and the alternative energy technologies sector in the U.S., generally. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, infrastructure renewal programs; and modifications to international trade policy, such as approvals by the Committee on Foreign Investment in the United States; public company reporting requirements; environmental regulation and antitrust enforcement. For example, on December 22, 2017, the U.S. government enacted expansive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Among other provisions, the Tax Act reduces the federal income tax rate from 35% to 21% beginning on January 1, 2018 and eliminated bonus depreciation for end users of our high voltage capacitor products which are utilities. The Tax Act required these utility end customers to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. These revised financial metrics are now being considered by the local state governments in rate discussions to determine whether and to what extent the benefits must be passed down to the utility’s customers through more favorable rates. Given this uncertainty in the impact of the Tax Act, there can be no assurance that our customers in the United States will begin investing in new infrastructure, including the purchase and integration of our high voltage products in utility installations.
Additionally, in March, 2018, President Trump signed a proclamation imposing a 25% tariff on all imported steel products for an indefinite period of time under Section 232 of the Trade Expansion Act of 1962. The tariff will be imposed on all steel imports with the exception of steel imported from Canada, Mexico and Australia, and the administration is considering exemption requests from other countries. Some of our customers for our high voltage capacitor products who are located in the United States have informed us that these tariffs could limit their ability to meet their own customer's demand or purchase material at competitive prices. Consequently, we expect this uncertainty could lead to a decrease or delays in purchases of our products until these customers determine the extent of the impact of these tariffs on their own business. Furthermore, the United States Trade Representative announced potential additional tariffs of 25% effective as of July 6, 2018, on products imported from China with a value of $34 billion, which includes certain energy storage products sold by us effective as of July 6. The United States has also announced potential tariffs on other countries. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Accordingly, it is difficult to predict how such actions may impact our business, or the business of our customers, partners or vendors. Our business operations, as well as the businesses of our customers and vendors on which we are substantially dependent, are located in various countries at risk for escalating trade disputes, including the United States, China, the United Kingdom and other countries within the European Union. Any resulting trade wars could have a significant adverse effect on world trade and could adversely impact our revenues, gross margins and business operations.

We may not be able to obtain sufficient capital to allow us to continue as a going concern or to meet our operating or other needs.
Our management has determined that unless we raise sufficient capital, there is substantial doubt as to whether we will have sufficient funds to continue as a going concern. In particular, the geopolitical environment relating to trade tariffs, extended collections cycles for our receivables and other factors affecting our business, have significantly contributed to a reduction in our cash position. Excluding additional borrowings under our revolving line of credit in July 2018 of $10.0 million, we had approximately $15.0 million in cash and cash equivalents as of July 31, 2018, compared with $21.5 million as of June 30, 2018. During the transition of our primary contract manufacturing partner in 2018, we purchased buffer inventory to satisfy future forecasted demand in order to help ensure uninterrupted supply to our customers during the transition period. Accordingly, we have atypically higher working capital invested in inventory, which we expect will continue to significantly reduce our cash balance as we pay down our liabilities associated with the purchase of this buffer inventory.
We believe that we will need a substantial amount of additional capital, and expect to seek equity or debt financing, to fund our ongoing operations and for a number of potential purposes in furtherance of our strategic and growth objectives. Namely, the development of dry battery electrode technology requires a substantial amount of capital. Moreover, to meet potential growth in demand for our products, particularly for our ultracapacitor products, we will need significant resources for customized production equipment. Further, additional capital may be required to execute on our strategies related to continued expansion into commercial markets, development of new products and technologies, and acquisitions of new or complementary businesses, product lines or technologies. There can be no assurance that we will be successful in securing additional financing on a timeframe that coincides with our cash needs, on acceptable terms, or at all. Additionally, even after giving effect to the amendment to the Amended and Restated Loan Agreement with East West Bank dated August 7, 2018, if we are unable to secure additional financing before September 30, 2018, or if we fail to sufficiently and timely improve our operating results, we may violate either or both of the liquidity and EBITDA financial covenants in our revolving credit facility with East West Bank, thereby placing the lender in a position to accelerate repayment of the outstanding principal amount of $15.0 million as of the date of these financial statements plus accrued interest. Moreover, a default under our East West Bank loan would entitle the holders of our notes to cause the acceleration of our Senior Convertible Notes due 2022, and we would likely not have sufficient funds to repay amounts due upon such acceleration. As a result, we may be required to sell assets such as our intellectual property, and/or declare bankruptcy, and we may not be able to remain in business. Conversely, if we raise additional funds by issuing equity, the issuance of additional shares will result in dilution to our current stockholders. If additional financing is accomplished by the issuance of additional debt, the service cost, or interest, will reduce net income or increase net loss, and we may also be required to issue warrants to purchase shares of common stock in connection with issuing such debt.
Items 2, 3, and 4 are not applicable and have been omitted.
Item 5.    Other Information
Amendment to Loan and Security Agreement
On August 7, 2018, the Company entered into an amendment to its Amended and Restated Loan and Security Agreement with East West Bank (the “Amendment”). The Amendment amends the covenant that the Company’s minimum EBITDA for the two quarters ending September 30, 2018 (the “Minimum Third Quarter EBITDA”) will be not less than ($10,000,000), provided that the Company has completed an equity offering pursuant to which it receives aggregate cash consideration of at least $15,000,000 prior to September 30, 2018 (the “Minimum Cash Consideration”). In the event the Company has not received the Minimum Cash Consideration, the Minimum Third Quarter EBITDA will be not less than ($6,000,000). The remaining financial covenants and terms remain unchanged. The foregoing description of the terms of the Amendment is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits
Exhibit Index

Exhibit Number	Description of Document	Filed Herewith	Form	File No.	Date Filed

3.1	Composite Certificate of Incorporation of Registrant.		10-K	001-15477	02/16/18

3.2	Amended and Restated Bylaws of Maxwell Technologies, Inc.		8-K	001-15477	02/27/17

4.1	Indenture dated as of September 25, 2017 between Maxwell Technologies, Inc. and the Trustee.		8-K	001-15477	09/26/17

4.2	Form of 5.50% Convertible Senior Note due 2022 (included in Exhibit 4.1).		8-K	001-15477	09/26/17

10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated August 7, 2018, by and between Maxwell Technologies, Inc. and East West Bank.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	August 7, 2018	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	August 7, 2018	By:	/s/ David Lyle
David Lyle
Senior Vice President, Chief Financial Officer, Treasurer and Secretary