Form 10-Q
period 2018-09-30
MAXWELL TECHNOLOGIES INC
filed 2018-11-07
CIK 319815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2018
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act).    YES  ☐
    NO  ☒
The number of shares of the registrant’s Common Stock outstanding as of November 2, 2018 is 45,868,168 shares.

MAXWELL TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2018

PART I – Financial Information

Item 1.	Financial Statements
The following condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2018, and the condensed consolidated statements of operations and statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
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
In addition, operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ending December 31, 2018.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$23,561	$50,122
Trade and other accounts receivable, net of allowance for doubtful accounts of $4 and $36 as of September 30, 2018 and December 31, 2017, respectively	30,022	31,643
Inventories	39,621	32,228
Prepaid expenses and other current assets	4,119	2,983
Total current assets	97,323	116,976
Property and equipment, net	31,308	28,044
Intangible assets, net	10,344	11,715
Goodwill	35,464	36,061
Pension asset	11,949	11,712
Other non-current assets	730	871
Total assets	$187,118	$205,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,870	$32,758
Accrued employee compensation	7,244	9,070
Deferred revenue and customer deposits	4,101	6,669
Short-term borrowings and current portion of long-term debt	34	33
Total current liabilities	30,249	48,530
Deferred tax liability, long-term	7,831	8,762
Long-term debt, excluding current portion	36,454	35,124
Defined benefit plan liability	4,109	3,942
Other long-term liabilities	2,356	2,920
Total liabilities	80,999	99,278
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.10 par value per share, 80,000,000 shares authorized at September 30, 2018 and December 31, 2017; 45,867,418 and 37,199,519 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	4,584	3,717
Additional paid-in capital	368,044	337,541
Accumulated deficit	(277,185)	(247,233)
Accumulated other comprehensive income	10,676	12,076
Total stockholders’ equity	106,119	106,101
Total liabilities and stockholders’ equity	$187,118	$205,379

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$33,727	$35,816	$91,607	$99,605
Cost of revenue	27,357	28,492	74,128	78,420
Gross profit	6,370	7,324	17,479	21,185
Operating expenses:
Selling, general and administrative	9,052	14,565	28,411	36,277
Research and development	5,599	4,909	16,680	14,064
Restructuring and exit costs	(47)	1,251	(26)	2,248
Total operating expenses	14,604	20,725	45,065	52,589
Loss from operations	(8,234)	(13,401)	(27,586)	(31,404)
Interest expense, net	1,252	152	3,275	312
Other components of defined benefit plans, net	(217)	(141)	(649)	(439)
Other (income) loss	34	(14)	(7)	(67)
Foreign currency exchange loss (gain), net	56	(65)	383	50
Loss before income taxes	(9,359)	(13,333)	(30,588)	(31,260)
Income tax provision (benefit)	364	527	(358)	3,117
Net loss	$(9,723)	$(13,860)	$(30,230)	$(34,377)
Net loss per share
Basic and diluted	$(0.23)	$(0.37)	$(0.77)	$(0.98)
Weighted average common shares outstanding:
Basic and diluted	42,497	37,008	39,381	34,929

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(9,723)	$(13,860)	$(30,230)	$(34,377)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	510	(929)	(1,457)	3,197
Defined benefit plans, net of tax:
Amortization of prior service cost, net of tax provision of $5 and $7 for the three months ended September 30, 2018 and 2017, respectively; net of tax provision of $15 and $22 for the nine months ended September 30, 2018 and 2017, respectively	19	31	57	91
Other comprehensive income (loss), net of tax	529	(898)	(1,400)	3,288
Comprehensive loss	$(9,194)	$(14,758)	$(31,630)	$(31,089)

See accompanying notes to condensed consolidated financial statements.

MAXWELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(30,230)	$(34,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,040	6,638
Amortization of intangible assets	935	502
Non-cash interest expense	1,356	24
Loss (recovery) on lease due to restructuring	(86)	179
Pension and defined benefit plan cost	736	520
Stock-based compensation expense	7,365	6,547
Gain on sale of property and equipment	(4)	(20)
Provision for (recovery of) losses on accounts receivable	(32)	4
Provision for losses on inventory	1,395	1,669
Provision for warranties	165	605
Changes in operating assets and liabilities:
Trade and other accounts receivable	1,734	(3,662)
Inventories	(9,492)	3,626
Prepaid expenses and other assets	(1,129)	145
Pension asset	(442)	(502)
Accounts payable and accrued liabilities	(13,291)	7,293
Deferred revenue and customer deposits	(2,161)	1,817
Accrued employee compensation	(1,368)	1,190
Deferred tax liability	(789)	(981)
Defined benefit plan and other long-term liabilities	(748)	7
Net cash used in operating activities	(40,046)	(8,776)
INVESTING ACTIVITIES:
Purchases of property and equipment	(9,708)	(3,315)
Proceeds from sale of property and equipment	8	20
Cash used in acquisition, net of cash acquired	—	(97)
Proceeds from sale of product line	—	1,500
Net cash used in investing activities	(9,700)	(1,892)
FINANCING ACTIVITIES:
Repayments of line of credit and other borrowings	(15,025)	(24)
Line of credit borrowings	15,000	—
Proceeds from convertible debt, net of discount and issuance costs	—	37,333
Proceeds from sale of common stock, net of offering costs	22,974	—
Proceeds from issuance of common stock under equity compensation plans	229	193
Net cash provided by financing activities	23,178	37,502
Effect of exchange rate changes on cash and cash equivalents	7	659
Increase (decrease) in cash and cash equivalents	(26,561)	27,493
Cash and cash equivalents, beginning of period	50,122	25,359
Cash and cash equivalents, end of period	$23,561	$52,852
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
Maxwell Technologies, Inc. is a Delaware corporation originally incorporated in 1965 under the name Maxwell Laboratories, Inc. In 1983, the Company completed an initial public offering, and in 1996, changed its name to Maxwell Technologies, Inc. The Company is headquartered in San Diego, California, and has three manufacturing facilities located in Rossens, Switzerland; Yongin, South Korea and Peoria, Arizona. In addition, the Company has two contract manufacturers located in China. Maxwell offers the following:

•
Dry Battery Electrode Technology: The Company has developed and transformed its patented, proprietary and fundamental dry electrode manufacturing technology that has historically been used to make ultracapacitors to create a new technology that can be applied to the manufacturing of batteries, which the Company believes can create significant performance and cost benefits as compared to today’s state of the art lithium-ion batteries.

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

Reclassifications
In accordance with the Company’s adoption of ASU No. 2017-07, non-service cost expense and income related to defined benefit plans were reclassified to “other components of defined benefit plans, net” for the three and nine months ended September 30, 2017. See further information under Recent Accounting Pronouncements below.
“Unrealized loss on foreign currency exchange rates” for the nine months ended September 30, 2017 has been reclassified to “trade and other accounts receivable” in the consolidated statements of cash flows, to conform to the current period presentation.
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
Warranty Obligation
The Company provides warranties on all product sales for terms ranging from one to eight years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. As of September 30, 2018 and December 31, 2017, the accrued warranty liability included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets was $1.1 million and $1.4 million, respectively.

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
Liquidity and Going Concern
As of September 30, 2018, the Company had approximately $23.6 million in cash and cash equivalents, and working capital of $67.1 million. In addition, the Company has a revolving line of credit with East West Bank (the “Revolving Line of Credit”) providing for a maximum borrowing amount of $25.0 million, subject to a borrowing base limitation, under which no borrowings were outstanding as of September 30, 2018. As of September 30, 2018, the amount available under the Revolving Line of Credit was $16.3 million. This facility is scheduled to expire in May 2021.
In August 2018, the Company completed a public offering of 7,590,000 shares of its common stock at a public offering price of $3.25 per share. The Company received total net proceeds of approximately $23.0 million from the offering, after deducting underwriting discounts, commissions and offering expenses. Proceeds from the offering are being used for general corporate purposes, including research and development expenses, capital expenditures, working capital, repayment of debt and general and administrative expenses.
The Company has incurred significant operating losses for several years and expects to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of these financial statements. During the nine months ended September 30, 2018, the Company’s use of cash from operations was $40.0 million. Existing cash resources are not expected to be sufficient to fund forecasted future negative cash flows from operations and obligations as they become due through one year following the issuance of these financial statements, without additional funding. Additionally, absent significant improvement in the Company’s operating results as well as additional funding, the Company expects that within one year following the issuance of these financial statements, it may not be in compliance with the financial covenants that it is required to meet during the term of the Revolving Line of Credit agreement, including a minimum two-quarter rolling EBITDA requirement and an ongoing minimum liquidity requirement.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects that may result should the Company be unable to continue as a going concern.
Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and for at least one year following the financial statement issuance date. The assessment of a company’s ability to meet its obligations is inherently judgmental. However, the Company has historically been able to successfully secure funding and execute alternative cash management plans to meet its obligations as they become due. The following conditions were considered in management’s evaluation of the Company’s ability to continue as a going concern:

•
The Company's operating plan for the next 12 months from the date of issuance of these financial statements contemplates a significant reduction in its net operating cash outflows as compared to the nine months ended September 30, 2018, resulting from (a) a return to normal inventory levels after the completion of its contract manufacturer transition in 2018 which required higher cash outflows related to a buildup of inventory during the transition and (b) revenue recovery in the Company’s high-voltage product line as delayed infrastructure projects are resumed and uncertainties related to tax reform legislation and tariffs are resolved. However, it is uncertain when and to what degree these recoveries in the business will occur.

•
The Company may delay otherwise planned spending on capital investments, research and development and other various activities as necessary to help curb cash outflow until if and when necessary funding is obtained to pursue such activities.

•
The Company has a shelf registration statement which allows it to sell up to an aggregate of $125 million of any combination of its common stock, warrants, debt securities or units. Under this registration statement, the Company may access the capital markets for the three-year period ending November 15, 2020. As of September 30, 2018, $24.7 million of securities have been issued under the Company’s shelf registration statement and a balance of $100.3 million remains available for future issuance pursuant to the shelf registration statement.

•
The Company is actively exploring non-dilutive funding opportunities. No assurance can be given that any future transaction will be successful or that it will be on terms that are satisfactory to the Company or that the resources will be received in a timely manner. If the Company is unable to secure funding, the Company’s business, financial condition and results of operations will be materially adversely affected, and the Company may be unable to continue as a going concern.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net loss	$(9,723)	$(13,860)	$(30,230)	$(34,377)
Denominator
Weighted-average common shares outstanding	42,497	37,008	39,381	34,929
Net loss per share
Basic and diluted	$(0.23)	$(0.37)	$(0.77)	$(0.98)
The following table summarizes instruments that may be convertible into common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2018	2017
Outstanding options to purchase common stock	357	364
Unvested restricted stock awards	—	29
Unvested restricted stock unit awards	3,016	2,760
Employee stock purchase plan awards	77	29
Bonus and director fees to be paid in stock awards	504	349
Convertible senior notes	7,245	6,300
	11,199	9,831
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors were originally required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. This update still requires modified retrospective transition; however, it adds the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment in the current period instead of at the beginning of the earliest period presented. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The Company’s initial evaluation of its current leases does not indicate that the adoption of this standard will have a material impact on its consolidated statements of operations. However, the Company does expect that the adoption of the standard will have a material impact on its consolidated balance sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities. The Company will adopt the new accounting standard using the modified retrospective transition option effective January 1, 2019.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. This standard impacts the Company’s gross profit and loss from operations but has no impact on net loss or net loss per share. The Company adopted ASU 2017-07 on January 1, 2018, with adoption applied on a retrospective basis. The Company used the practical expedient that permits it to use the amounts previously disclosed in the defined benefit plans note for the prior comparative periods as the basis for applying the retrospective presentation requirements. In connection with this adoption, for the three months ended September 30, 2017, the Company reclassified $72,000, $51,000 and $18,000 of net non-service costs and income from cost of revenue, selling, general and administrative expense and research and development expense, respectively, to “other components of defined benefit plans, net”; for the nine months ended September 30, 2017, the Company reclassified $229,000, $153,000 and $57,000 of net non-service costs and income from cost of revenue, selling, general and administrative expense and research and development expense, respectively, to “other components of defined benefit plans, net”.

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
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General. This ASU modifies the disclosure requirements for defined benefit and other postretirement plans. This ASU eliminates certain disclosures associated with accumulated other comprehensive income, plan assets, related parties, and the effects of interest rate basis point changes on assumed health care costs; while other disclosures have been added to address significant gains and losses related to changes in benefit obligations. This ASU also clarifies disclosure requirements for projected benefit and accumulated benefit obligations. The amendments in this ASU are effective for fiscal years ending after December 15, 2020 and for interim periods therein with early adoption permitted. Adoption on a retrospective basis for all periods presented is required. The Company is currently evaluating the impact of adoption on its financial statement disclosures.
There have been no other recent accounting standards, or changes in accounting standards, during the nine months ended September 30, 2018, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to the Company.
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
The impact of adoption on the Company’s consolidated balance sheet as of September 30, 2018 and consolidated statement of operations for the three and nine months ended September 30, 2018 was not material.
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
A portion of the Company’s revenue is derived from sales to distributors which represented approximately 5% and 6% of revenue for the three and nine months ended September 30, 2018, respectively.
Less than five percent of total revenue is derived from non-product sales. When the Company’s contracts with customers require specialized services or other deliverables that are not separately identifiable from other promises in the contracts and, therefore, not distinct, then the non-distinct obligations are accounted for as a single performance obligation. For performance obligations that the Company satisfies over time, which represented 3% of revenue for the three and nine months ended September 30, 2018, revenue is recognized by consistently applying a method of measuring progress toward complete satisfaction of that performance obligation. The Company uses the input method to recognize revenue on the basis of the Company’s efforts or inputs to the satisfaction of a performance obligation relative to the total inputs expected to satisfy that performance obligation. The Company uses the actual costs incurred relative to the total estimated costs to determine its progress towards contract completion.

The following tables disaggregate the Company’s revenue by product line and by shipment destination:

	Three Months Ended September 30,	Nine Months Ended September 30,
Product Line:	2018	2018
Energy Storage	$26,535	$72,242
High-Voltage Capacitors	7,192	19,365
Total	$33,727	$91,607

	Three Months Ended September 30,	Nine Months Ended September 30,
Region:	2018	2018
Americas	$7,067	$16,970
Asia Pacific	14,385	38,929
Europe	12,275	35,708
Total	$33,727	$91,607
The Company does not have material contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of September 30, 2018 and December 31, 2017, the Company’s contract liabilities primarily relate to cash received under a licensing and services agreement, amounts received in advance from a customer in connection with a specialized services contract for which revenue is recognized over time, and customer advances. Changes in the Company’s contract liabilities, which are included in “deferred revenue and customer deposits” in the Company’s condensed consolidated balance sheets, are as follows:

Nine Months Ended September 30,
2018
Beginning balance as of December 31, 2017	$5,331
Impact of adoption of ASC 606	(518)
Increases due to cash received from customers	2,098
Decreases due to recognition of revenue	(3,784)
Other changes	(206)
Contract liabilities as of September 30, 2018	$2,921
The Company has two uncompleted, non-product sale contracts with original durations of greater than one year. The transaction price allocated to performance obligations unsatisfied at September 30, 2018 in connection with these contracts is $4.9 million. Of this amount, $1.6 million relates to a specialized services contract which is recognized over time and is expected to be completed within one year. The other $3.3 million relates to a licensing and services contract, for which the estimate of the transaction price allocated to unsatisfied performance obligations was adjusted in the third quarter of 2018; revenue is expected to be recognized at a point in time when certain conditions are met which are dependent on the customer, and therefore the timing of recognition cannot currently be estimated. The licensing and services arrangement also provides for royalties for product sales that use the licensed intellectual property, which will be recognized at the time the related sales occur.
Note 3 – Balance Sheet Details (in thousands)
Inventories

	September 30, 2018	December 31, 2017
Raw materials and purchased parts	$14,056	$12,675
Work-in-process	1,198	1,756
Finished goods	22,625	17,797
Consigned inventory	1,742	—
Total inventories	$39,621	$32,228

Warranty
Activity in the warranty reserve, which is included in “accounts payable and accrued liabilities” in the condensed consolidated balance sheets, is as follows:

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$1,413	$1,213
Acquired liability from Nesscap	—	773
Product warranties issued	510	352
Settlement of warranties	(477)	(300)
Changes related to preexisting warranties	(345)	253
Ending balance	$1,101	$2,291
Accumulated Other Comprehensive Income

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plan	Accumulated Other Comprehensive Income	Affected Line Items in the Statement of Operations
Balance as of December 31, 2017	$12,957	$(881)	$12,076
Other comprehensive income before reclassification	(1,457)	—	(1,457)
Amounts reclassified from accumulated other comprehensive income	—	57	57	Cost of Sales, Selling, General and Administrative and Research and Development Expense
Net other comprehensive income for the nine months ended September 30, 2018	(1,457)	57	(1,400)
Balance as of September 30, 2018	$11,500	$(824)	$10,676
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

The following unaudited pro forma financial information presents the combined results of operations for the three and nine months ended September 30, 2017 as if the Nesscap Acquisition had occurred at the beginning of fiscal year 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Net revenues	$35,816	$104,771
Net loss	(13,573)	(35,165)
Net loss per share:
Basic and diluted	(0.37)	(0.96)
Weighted average common shares outstanding:
Basic and diluted	37,008	36,706
The unaudited pro forma information has been adjusted to reflect the following:

•	Amortization expense for acquired intangibles and removal of Nesscap historical intangibles amortization

•	Removal of historical Nesscap interest expenses, gains and losses related to debt not acquired

•	Recognition of expense associated with the valuation of inventory acquired
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
Also see Note 5, Goodwill and Intangible Assets, for further information on goodwill and intangible assets related to the Nesscap Acquisition.
Note 5 – Goodwill and Intangible Assets
The change in the carrying amount of goodwill from December 31, 2017 to September 30, 2018 was as follows (in thousands):

Balance as of December 31, 2017	$36,061
Foreign currency translation adjustments	(597)
Balance as of September 30, 2018	$35,464
The composition of intangible assets subject to amortization was as follows (in thousands):

	As of September 30, 2018
	Useful Life (in years)	Gross Initial Carrying Value	Cumulative Foreign Currency Translation Adjustment	Accumulated Amortization	Net Carrying Value
Customer relationships - institutional	14	$3,200	$68	$(332)	$2,936
Customer relationships - non-institutional	10	4,400	89	(645)	3,844
Trademarks and trade names	10	1,500	30	(219)	1,311
Developed technology	8	2,700	52	(499)	2,253
Total intangible assets		$11,800	$239	$(1,695)	$10,344

	As of December 31, 2017
	Useful Life (in years)	Gross Initial Carrying Value	Cumulative Foreign Currency Translation Adjustment	Accumulated Amortization	Net Carrying Value
Customer relationships - institutional	14	$3,200	$197	$(156)	$3,241
Customer relationships - non-institutional	10	4,400	266	(304)	4,362
Trademarks and trade names	10	1,500	90	(103)	1,487
Developed technology	8	2,700	160	(235)	2,625
Total intangible assets		$11,800	$713	$(798)	$11,715
The useful life of intangible assets reflects the period the assets are expected to contribute directly or indirectly to future cash flows. Intangible assets are amortized over the useful lives of the assets utilizing the straight-line method, which is materially consistent with the pattern in which the expected benefits will be consumed, calculated using undiscounted cash flows.
For the three and nine months ended September 30, 2018, amortization expense of $90,000 and $0.3 million, respectively, was recorded to “cost of revenue” and $0.2 million and $0.7 million, respectively, was recorded to “selling, general and administrative.” For the three and nine months ended September 30, 2017, amortization expense of $88,000 and $148,000, respectively, was recorded to “cost of revenue” and $0.2 million and $0.4 million, respectively, was recorded to “selling, general and administrative.” Estimated amortization expense for the remainder of 2018 is $0.3 million. Estimated amortization expense for the years 2019 through 2022 is $1.2 million each year. The expected amortization expense is an estimate and actual amounts could differ due to additional intangible asset acquisitions, changes in foreign currency rates or impairment of intangible assets.
Note 6 – Restructuring and Exit Costs
2017 Restructuring Plans
In September 2017, the Company initiated a restructuring plan to optimize headcount in connection with the acquisition and integration of the assets and business of Nesscap, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were $1.1 million, and were primarily incurred in the third quarter of 2017. Total net charges for the nine months ended September 30, 2018 for the September 2017 restructuring plan were $(112,000), which represented restructuring charges of $45,000 adjusted for reversals of expense of $157,000; the plan was completed in the third quarter of 2018.
In February 2017, the Company implemented a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. Total charges for the February 2017 restructuring plan were approximately $0.9 million; the plan was completed in the third quarter of 2017.
The charges related to both of the 2017 restructuring plans consist of employee severance costs and have been paid in cash. The charges were recorded within “restructuring and exit costs” in the condensed consolidated statements of operations.

The following table summarizes the changes in the liabilities for each of the 2017 restructuring plans, which are recorded in “accrued employee compensation” in the Company’s condensed consolidated balance sheet for the nine months ended September 30, 2018 (in thousands):

	February 2017 Plan	September 2017 Plan
	Employee Severance Costs
Restructuring liability as of December 31, 2016	$—	$—
Costs incurred	997	1,275
Amounts paid	(855)	(431)
Accruals released	(142)	(27)
Restructuring liability as of December 31, 2017	—	817
Costs incurred	—	45
Amounts paid	—	(705)
Accruals released	—	(157)
Restructuring liability as of September 30, 2018	$—	$—
Adjustment to Lease Liability
In 2015 and 2016, the Company completed a restructuring plan that consolidated U.S. manufacturing operations and disposed of the Company’s microelectronics product line. In connection with this plan, in June 2015, the Company ceased use of approximately 60,000 square feet of its Peoria, AZ manufacturing facility, and determined this leased space would have no future economic benefit to the Company based on the business forecast. In the second quarter of 2018, the Company reversed facilities costs of $0.1 million as an adjustment to restructuring charges to reflect changes to the lease liability and sublease income assumptions included in the estimated future rent obligation of this leased space. In the third quarter of 2017, the Company recognized additional facilities costs of $0.2 million as restructuring charges to record an adjustment to the sublease income assumption included in the estimated future rent obligation of this leased space. The Company has recorded a liability for the future rent obligation associated with this space, net of estimated sublease income, in accordance with ASC Topic 420. As of September 30, 2018 and December 31, 2017, lease obligation liabilities related to this leased space of $0.5 million and $0.7 million, respectively, were included in “accounts payable and accrued liabilities” and “other long term liabilities” in the condensed consolidated balance sheets.
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
The Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, upon the satisfaction of specified conditions and during certain periods as described below. The initial conversion rate is 157.5101 shares of the Company’s common stock per $1,000 principal amount of Notes, representing an initial effective conversion price of $6.35 per share of common stock and premiums of 27% and 29% to the Company’s $5.00 and $4.94 stock prices at the September 25, 2017 and October 11, 2017 dates of issuance, respectively. The conversion rate may be subject to adjustment upon the occurrence of certain specified events as provided in the indenture governing the Notes, dated September 25, 2017 between the Company and Wilmington Trust, National Association, as trustee (the “Indenture”), but will not be adjusted for accrued but unpaid interest. As of September 30, 2018, the if-converted value of the Notes did not exceed the principal value of the Notes.

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
The carrying value of the Notes is as follows (in thousands):

	September 30, 2018	December 31, 2017
Principal amount	$46,000	$46,000
Unamortized debt discount - equity component	(7,135)	(8,144)
Unamortized debt discount - initial purchaser	(2,130)	(2,431)
Unamortized transaction costs	(336)	(383)
Net carrying value	$36,399	$35,042
Total interest expense related to the Notes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash interest expense
Coupon interest expense	$633	$37	$1,898	$37
Non-cash interest expense
Amortization of debt discount - equity component	346	18	1,008	18
Amortization of debt discount - initial purchaser	103	5	301	5
Amortization of transaction costs	16	1	47	1
Total interest expense	$1,098	$61	$3,254	$61

Revolving Line of Credit
The Company has a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”) whereby EWB made available to the Company a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). On May 8, 2018, the Company entered into an amendment to the Loan Agreement to amend, restate and extend the Revolving Line of Credit for a three-year period expiring on May 8, 2021. The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables, plus, for the twelve months ending May 8, 2019, the lesser of: (a) $5.0 million; and (b) a certain portion of the Company’s cash and cash equivalents. On August 7, 2018, the Company entered into an amendment to the Loan Agreement to amend certain financial covenants related to minimum EBITDA requirements at fiscal quarter-ends during the term of the credit agreement.
As of September 30, 2018, the amount available under the Revolving Line of Credit, net of borrowings, was $16.3 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of the Company’s assets, including its intellectual property, as well as a pledge of 100% of its equity interests in the Company’s Swiss subsidiary and a pledge of 65% of its equity interests in the Company’s Korean subsidiary. The obligations under the Loan Agreement are also guaranteed directly by the Company’s Swiss and Korean subsidiaries. In the event that the Company is in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, the Company may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. As of September 30, 2018, the Company is in compliance with the financial covenants that it is required to meet during the term of the credit agreement including the minimum two-quarter rolling EBITDA and minimum liquidity requirements.
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
The Company is required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by the Company’s leverage ratio on the last day of the previous fiscal quarter. There were no borrowings outstanding under the Revolving Line of Credit as of September 30, 2018 and December 31, 2017.
Other Long-term Borrowings
The Company has various financing agreements for vehicles. These agreements are for up to an original three-year repayment period with interest rates ranging from 0.9% to 1.9%. At September 30, 2018 and December 31, 2017, $89,000 and $115,000, respectively, was outstanding under these financing agreements.
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
As of September 30, 2018 and December 31, 2017, the fair value of the Company’s convertible senior notes issued in September and October 2017 was approximately $41.5 million and $52.6 million, respectively, and was measured using Level 2 inputs. The carrying value of other short-term and long-term borrowings approximates fair value because of the relative short maturity of these instruments and the interest rates the Company could currently obtain.

Note 9 – Stock Plans
The Company has two active stock-based compensation plans as of September 30, 2018: the 2004 Employee Stock Purchase Plan and the 2013 Omnibus Equity Incentive Plan under which incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units can be granted to employees and non-employee directors.
The Company generally issues the majority of employee stock compensation grants in the first quarter of the year; other grants issued during the year are typically for new employees or non-employee directors.
Stock Options
Stock options are granted to certain employees from time to time on a discretionary basis. Beginning in 2017, non-employee directors receive annual stock option awards as part of their annual retainer compensation. During the nine months ended September 30, 2018, 30,000 stock options were granted with a weighted average grant date fair value per share of $2.75. No stock options were granted during the three months ended September 30, 2018. During the three and nine months ended September 30, 2017, 5,000 and 50,000 stock options were granted, respectively, with a weighted average grant date fair value per share of $3.12 and $2.97, respectively. Compensation expense recognized for stock options for the three months ended September 30, 2018 and 2017 was $65,000 and $62,000, respectively. Compensation expense recognized for stock options for the nine months ended September 30, 2018 and 2017 was $205,000 and $169,000, respectively.
The fair value of the stock options granted was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2018	2017
Expected dividend yield	—%	—%	—%
Expected volatility	58%	54%	58% - 59%
Risk-free interest rate	1.96%	2.95%	1.87% - 1.96%
Expected term (in years)	5.5	5.5	5.5
Restricted Stock Awards
Beginning in 2014, the Company ceased granting restricted stock awards (“RSAs”) and began granting restricted stock units (“RSUs”) to employees as part of its annual equity incentive award program, therefore, no restricted stock awards were issued during the three and nine months ended September 30, 2018 and 2017. During the three months ended September 30, 2018 and 2017, compensation expense recognized for RSAs was $0 and $0.1 million, respectively. During the nine months ended September 30, 2018 and 2017, compensation expense recognized for RSAs was $83,000 and $0.3 million, respectively.
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

For the three and nine months ended September 30, 2018 and 2017, PSUs granted included market-condition restricted stock units. The market-condition PSUs will vest based on the level of the Company’s stock price performance against a determined market index over one, two and three-year performance periods. The market-condition PSUs have the potential to vest between 0% and 200% depending on the Company’s stock price performance and the recipients must remain employed through the end of each performance period in order to vest. The fair value of the market-condition PSUs granted was calculated using a Monte Carlo valuation model with the following assumptions:

	Three and Nine Months Ended September 30,
	2018	2017
Expected dividend yield	—%	—%
Expected volatility	41% - 47%	53%
Risk-free interest rate	2.36% - 2.60%	1.55%
Expected term (in years)	2.5 - 2.9	2.8
For the three and nine months ended September 30, 2018 and 2017, RSU grants were composed of the following:

	Three Months Ended September 30,
	2018		2017
	Shares granted (in thousands)	Average grant date fair value	Shares granted (in thousands)	Average grant date fair value
Service-based	10	$3.69	321	$5.58
Performance objectives	—	n/a	—	n/a
Market-condition	—	n/a	34	6.79
Total RSUs granted	10	3.69	355	5.70

	Nine Months Ended September 30,
	2018		2017
	Shares granted (in thousands)	Average grant date fair value	Shares granted (in thousands)	Average grant date fair value
Service-based	1,111	$5.70	1,242	$5.54
Performance objectives	78	5.85	158	5.73
Market-condition	355	7.49	368	7.22
Total RSUs granted	1,544	6.12	1,768	5.91
The following table summarizes the amount of compensation expense recognized for RSUs for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
RSU Type	2018	2017	2018	2017
Service-based	$1,043	$1,124	$3,229	$2,460
Performance objectives	(49)	219	239	389
Market-condition	526	432	1,413	1,027
	$1,520	$1,775	$4,881	$3,876
Employee Stock Purchase Plan
The 2004 Employee Stock Purchase Plan (“ESPP”) permits substantially all employees to purchase common stock through payroll deductions, at 85% of the lower of the trading price of the stock at the beginning or at the end of each six month offering period. The number of shares purchased is based on participants’ contributions made during the offering period.

Compensation expense recognized for the ESPP for the three months ended September 30, 2018 and 2017 was $35,000 and $28,000, respectively. Compensation expense recognized for the ESPP for the nine months ended September 30, 2018 and 2017 was $114,000 and $81,000, respectively. The fair value of the ESPP shares was estimated using the Black-Scholes valuation model for a call and a put option with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected dividend yield	—%	—%	—%	—%
Expected volatility	38%	37%	40%	32%
Risk-free interest rate	2.09%	1.09%	1.74%	0.78%
Expected term (in years)	0.50	0.38	0.50	0.46
Fair value per share	$1.39	$1.45	$1.34	$1.28
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
The Company recorded $0.3 million and $0.7 million of stock compensation expense related to the bonus plan during the three months ended September 30, 2018 and 2017, respectively. The Company recorded $1.8 million and $1.9 million of stock compensation expense related to the bonus plan during the nine months ended September 30, 2018 and 2017, respectively.
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
The Company recorded $65,000 and $92,000 of stock compensation expense related to director fees to be settled in stock during the three months ended September 30, 2018 and 2017, respectively. The Company recorded $239,000 and $164,000 of stock compensation expense related to director fees to be settled in stock during the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, the Company granted 65,618 fully vested RSU in lieu of $334,000 of director fees. During the nine months ended September 30, 2017, the Company granted 12,904 fully vested RSU in lieu of $71,000 of director fees.
Stock-Based Compensation Expense
Stock-based compensation cost included in cost of revenue; selling, general and administrative expense; and research and development expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$255	$271	$939	$721
Selling, general and administrative	1,479	2,097	5,309	4,762
Research and development	260	387	1,117	1,064
Total stock-based compensation expense	$1,994	$2,755	$7,365	$6,547

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
In August 2018, under the shelf registration statement, the Company completed a public offering of 7,590,000 shares of its common stock at a public offering price of $3.25 per share. The Company received total net proceeds of approximately $23.0 million from the offering, after deducting underwriting discounts, commissions and offering expenses. Offering net proceeds are being used for general corporate purposes, including research and development expenses, capital expenditures, working capital, repayment of debt and general and administrative expenses.
Note 11—Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
The Company recorded an income tax provision of $0.4 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively. The Company recorded an income tax benefit of $0.4 million and an income tax provision of $3.1 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s income taxes are primarily related to taxes on income generated by the Company’s Swiss subsidiary. During the first quarter of 2018, the Company recognized the impact of a tax holiday granted by the Swiss government for taxes on income generated by the Company’s Swiss subsidiary, which was retroactive to the beginning of 2017. The provision in 2017 is primarily related to taxes on income generated by the Company’s Swiss subsidiary, for which the full statutory tax rate applied.
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
As of September 30, 2018, the Company has a cumulative valuation allowance recorded offsetting its worldwide net deferred tax assets of $61.4 million, of which the significant majority represents the valuation allowance on its U.S. net deferred tax asset. The Company has established a valuation allowance against its U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly. Any such release would result in recording a tax benefit that would increase net income in the period the valuation is released.
During the nine months ended September 30, 2018, the Company reduced its net deferred tax liabilities by $0.4 million to record the impact of the new tax holiday granted by the Swiss government.
The Company records taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of September 30, 2018, the Company has recorded a $4.9 million deferred tax liability for Swiss withholding taxes associated with $97.6 million of undistributed earnings of its Swiss subsidiary that are no longer considered indefinitely reinvested. Pursuant to discussions with tax authorities, the Company intends to repatriate $10.0 million in Swiss accumulated earnings each year for approximately the next 8 years in order to reduce outstanding amounts owed to its Swiss subsidiary; the Company intends to declare each annual amount as a dividend and pay a 5% withholding tax at the time such dividends are declared.

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
Components of net pension cost are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$309	$251	$939	$737
Cost recognized as a component of compensation cost	309	251	939	737
Interest cost	58	59	175	172
Expected return on plan assets	(322)	(258)	(978)	(757)
Prior service cost amortization	24	38	72	113
Net cost recognized in other components of defined benefit plans, net	(240)	(161)	(731)	(472)
Net pension cost	$69	$90	$208	$265
Employer contributions of $134,000 and $155,000 were paid during the three months ended September 30, 2018 and 2017, respectively. Employer contributions of $0.4 million and $0.5 million were paid during the nine months ended September 30, 2018 and 2017, respectively. Additional employer contributions of approximately $113,000 are expected to be paid during the remainder of fiscal 2018.
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
Components of net cost related to the Korea employee defined benefit plan are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$145	$134	$446	$221
Cost recognized as a component of compensation cost	145	134	446	221
Interest cost	23	20	82	34
Cost recognized in other components of defined benefit plans, net	23	20	82	34
Net cost	$168	$154	$528	$255
Employer contributions of $1,000 and $2,000 were paid during the three months ended September 30, 2018 and 2017, respectively. Employer contributions of $6,000 and $4,000 were paid during the nine months ended September 30, 2018 and 2017, respectively. Additional employer contributions of approximately $1,000 are expected to be paid during the remainder of fiscal 2018.
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

In February 2017, we announced a restructuring plan to implement a wide range of organizational efficiencies and cost reduction opportunities to better align our costs with near term revenue. In connection with the restructuring plan, we incurred restructuring charges of approximately $0.9 million, primarily related to employee severances. This restructuring plan resulted in estimated annual cost savings between $2.5 million and $3.0 million. Following our acquisition of the core business and operating entities of Nesscap, in September 2017, we initiated an additional restructuring plan to optimize headcount in connection with the acquisition and integration of the Nesscap business, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were approximately $1.1 million, primarily related to cash expenditures associated with employee severances. We expect to realize annual cost savings between $0.7 million and $1.0 million as a result of this additional restructuring plan.
In the third quarter of 2018, revenue was $33.7 million, representing an overall decrease of 6% compared with $35.8 million in the same period one year ago. This decrease was primarily related to lower revenue for our high-voltage product line as well as slightly lower revenue for our energy storage product line. Revenue for our high-voltage capacitor product line was $7.2 million for the third quarter of 2018, representing a decrease of 13% compared with $8.3 million for the same period in the prior year. This decrease was due to delays in Chinese infrastructure projects as well as uncertainties related to tax reform legislation and tariffs. Energy storage product line revenue decreased by $1.0 million, or 4%, to $26.5 million from $27.6 million. The decrease in energy storage product revenue was primarily related to a decrease in wind revenue due to competitive pressure in China as well as lower sales in Europe. The decrease in energy storage wind revenue was partially offset by an increase in bus revenue related to a significant newly launched hybrid system in North America as well as increased European sales.
Overall gross margin during the quarter decreased to 19% compared with 21% in the third quarter of 2017, primarily associated with a change in product mix as the third quarter of 2018 included lower sales of higher margin high-voltage products. Operating expenses in the third quarter of 2018 decreased to 43% of revenue, compared with 58% of revenue in the same period one year ago, primarily attributable to expenses incurred in the third quarter of 2017 for implementation of a restructuring plan and a settlement with the SEC related to our 2011 and 2012 restatement.
In August 2018, we completed a public offering of 7,590,000 shares of our common stock at a public offering price of $3.25 per share. We received total net proceeds of approximately $23.0 million from the offering, after deducting underwriting discounts, commissions and our estimated offering expenses. Offering net proceeds are being used for general corporate purposes, including research and development expenses, capital expenditures, working capital, repayment of debt and general and administrative expenses.
As of September 30, 2018, we had cash and cash equivalents of $23.6 million, and working capital of $67.1 million. Management believes that our available cash balance will be sufficient to fund our operations, obligations as they become due, and capital investments for at least the next twelve months. In addition, the Company has a revolving line of credit providing for a maximum borrowing amount of $25.0 million, subject to a borrowing base limitation, under which no borrowings are currently outstanding. This facility is scheduled to expire in May 2021. We are actively pursuing financing alternatives to fund our investment plans as well as forecasted negative cash flow from operations for at least the next twelve months.
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

Additionally, recent tariffs and trade disputes have resulted in increased uncertainty related to our business, and has negatively impacted revenue for our high-voltage product line. For example, some of our customers for our high-voltage products who are located in the United States have informed us that these tariffs could limit their ability to meet their own customer's demand or purchase material at competitive prices. This uncertainty has caused a decrease or delays in purchases of our products which may continue until these customers determine the extent of the impact of these tariffs on their own business. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations or which of our products may be affected. Therefore, while we believe these decreases and delays are temporary, there is significant uncertainty about the continuing impact of tariffs and trade disputes on our revenues, gross margins and business operations.
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

•
In August 2018, we completed a public offering of 7,590,000 shares of our common stock at a public offering price of $3.25 per share. We received total net proceeds of approximately $23.0 million from the offering, after deducting underwriting discounts, commissions and our estimated offering expenses. Offering net proceeds are being used for general corporate purposes, including research and development expenses, capital expenditures, working capital, repayment of debt and general and administrative expenses.

•
In August 2018, we announced that our Switzerland-based product line will be delivering high voltage capacitors to the major OEMs involved in a DC grid initiative called the ZhangBei Project, which is the first and largest 550kV DC meshed grid project in the world. This project will secure power supply to Beijing from a variety of renewable sources including wind and solar power. Our high voltage capacitors and resistors are key components for DC circuit breakers and DC voltage dividers by reinforcing DC circuit breaker switching capability and DC voltage divider accurate measurements. The long term stability, temperature control and outstanding insulation design of our high voltage capacitors and voltage dividers help customers handle variable working conditions in high altitude HVDC substations.

•
In September 2018, we announced a grid energy storage subsystem design-in with Siemens to deliver economical, fast responding, long life grid voltage and frequency support solutions. The new Siemens Static VAR Compensator plus Frequency Stabilizer (SVC PLUS FS) enables ISOs, electric utilities and transmission system operators to have better control of their grids and reduce the risk of blackouts. Due to their rapid response time at high power levels, long lifetime, and minimal maintenance, our ultracapacitors were selected as the energy storage asset of choice to provide grid frequency and voltage support. SVC PLUS FS built by Siemens and enabled by our ultracapacitor solution secures the energy and bridging reserves necessary to provide protection against emergency grid system imbalances. As a result, grid reliability increases and the operational expenses for fossil based, short duration must-run generation, as well as GHG and CO2 emissions, are reduced. Further, the system is highly adaptable and flexible in the face of evolving grid demands.

Results of Operations
Comparison of Three and Nine Months Ended September 30, 2018 and 2017
The following table presents certain unaudited statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Cost of revenue	81%	79%	81%	79%
Gross profit	19%	21%	19%	21%
Operating expenses:
Selling, general and administrative	27%	41%	31%	36%
Research and development	16%	14%	18%	14%
Restructuring and exit costs	—%	3%	—%	2%
Total operating expenses	43%	58%	49%	52%
Loss from operations	(24)%	(37)%	(30)%	(31)%
Other components of defined benefit plans, net	—%	—%	(1)%	—%
Interest expense, net	4%	—%	4%	—%
Loss before income taxes	(28)%	(37)%	(33)%	(31)%
Income tax provision (benefit)	1%	2%	—%	3%
Net loss	(29)%	(39)%	(33)%	(34)%
Net loss reported for the third quarter of 2018 was $9.7 million, or $0.23 per share, compared with net loss of $13.9 million, or $0.37 per share, in the same period one year ago. The $4.1 million decrease in net loss was primarily composed of the following:

•	$2.8 million of expense recorded in the third quarter of 2017 for a settlement with the SEC related to our 2011 and 2012 restatement;

•
a $1.3 million decrease in restructuring charges, mainly related to our September 2017 restructuring plan to optimize headcount in connection with the acquisition and integration of Nesscap, as well as to implement additional organizational efficiencies;

•	a $1.1 million increase in interest expense mainly related to our convertible senior notes issued in September and October 2017;

•	a $1.0 million decline in gross profit primarily related to a change in product mix which included lower sales of higher margin high voltage products in 2018;

•
a $0.8 million decrease in shareholder related expenses including legal and advisory costs as well as a settlement with a shareholder in connection with the issuance of our convertible senior notes recorded in the third quarter of 2017;

•	a $0.8 million decrease in stock compensation expense primarily due to a difference in the expected level of achievement under our bonus plan; and

•	decreases in operating expense associated with our restructuring and ongoing cost reduction efforts.
Net loss reported for the nine months ended September 30, 2018 was $30.2 million, or $0.77 per share, compared with a net loss of $34.4 million, or $0.98 per share, in the same period one year ago. The $4.1 million decrease in net loss was primarily composed of the following:

•
a $3.7 million decline in gross profit primarily associated with a change in product mix which included significantly lower sales of higher margin high voltage products in 2018, as well as higher amortization of intangibles related to the Nesscap Acquisition;

•
a $3.5 million decrease in taxes due to the recognition of a tax holiday for our Swiss subsidiary in the first quarter of 2018, which was retroactively effective to the beginning of 2017, as well as lower taxable revenue for our Swiss subsidiary;

•	a $3.0 million increase in interest expense mostly related to our convertible senior notes issued in September and October 2017;

•	$2.8 million of expense recorded in the third quarter of 2017 for a settlement with the SEC related to our 2011 and 2012 restatement;

•	a decrease of $2.3 million in restructuring expense due to our February 2017 and September 2017 restructuring plans; and

•	a decrease of $1.8 million due to acquisition related expenses in 2017;

•
a $1.1 million decrease in shareholder related expenses including legal and advisory costs as well as a settlement with a shareholder in connection with the issuance of our convertible senior notes recorded in the third quarter of 2017;

•
a $0.8 million increase in stock compensation expense due to a change in award mix to include market-condition RSUs which have a higher expense, increased utilization of performance based awards, new executive hires and lower termination rates, and the payment of a portion of our board of director fees with fully vested RSUs in lieu of cash;

•	decreases in operating expense associated with our restructuring and ongoing cost reduction efforts.
Revenue and Gross Profit
The following table presents a comparison of revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Decrease	% Change	2018	2017	Decrease	% Change
Revenue	$33,727	$35,816	$(2,089)	(6)%	$91,607	$99,605	$(7,998)	(8)%
Cost of revenue	27,357	28,492	(1,135)	(4)%	74,128	78,420	(4,292)	(5)%
% of Revenue	81%	79%			81%	79%
Gross profit	$6,370	$7,324	$(954)	(13)%	$17,479	$21,185	$(3,706)	(17)%
% of Revenue	19%	21%			19%	21%
Revenue. During the third quarter of 2018, revenue decreased 6% to $33.7 million, compared with $35.8 million in the same period one year ago. This decrease was primarily related to lower revenue for our high-voltage product line as well as slightly lower revenue for our energy storage product line. Revenue for our high-voltage products decreased by $1.1 million, or 13%, to $7.2 million for the third quarter of 2018, compared with $8.3 million for the same period one year ago. This decrease was due to delays in Chinese infrastructure projects as well as uncertainties related to tax reform legislation and tariffs. Energy storage product line revenue decreased by $1.0 million, or 4%, to $26.5 million from $27.6 million. The decrease in energy storage product revenue was primarily related to a decrease in wind product revenue due to competitive pressure in China as well as lower sales in Europe. The decrease in energy storage wind revenue was partially offset by an increase in bus product revenue including a significant newly launched hybrid system in North America as well as increased European sales. The decrease in energy storage product revenue for the third quarter of 2018 was composed of lower prices of $0.9 million and lower volume of $0.1 million.
During the nine months ended September 30, 2018, revenue decreased 8% to $91.6 million, compared with $99.6 million in the same period one year ago. This decrease in revenue was primarily related to significantly lower revenue for our high-voltage products, partially offset by increased energy storage product line revenue. High-voltage product line revenue decreased by $13.4 million, or 41%, to $19.4 million for the nine months ended September 30, 2018, compared with $32.7 million for the same period one year ago. This decrease was due to delays in Chinese infrastructure projects as well as uncertainties related to tax reform legislation and tariffs. Revenue for our energy storage product line increased by $5.4 million, or 8%, to $72.2 million from $66.9 million. The increase in energy storage product revenue was related to new customers and a ramp up of recent design wins, including a significant newly launched hybrid system in the non-China bus market. The increases were partially offset by a decrease in wind product revenue due to competitive pressure in China as well as lower sales in Europe. The increase in energy storage product revenue was composed of higher volume of $8.5 million offset by lower prices of $3.1 million.
A substantial amount of our revenue is generated through our Swiss and Korean subsidiaries, which have functional currencies of the Swiss Franc and the Korean Won, respectively. As such, reported revenue can be materially impacted by changes in exchange rates between the subsidiaries’ local currencies and the U.S. Dollar, our reporting currency. Due to the strengthening of the U.S. Dollar against the Swiss Franc during the three months ended September 30, 2018 compared with the same period one year ago, revenue was negatively impacted by $0.1 million. Due to the weakening of the U.S. Dollar against the Swiss Franc during the nine months ended September 30, 2018 compared with the same period one year ago, revenue was positively impacted by $0.2 million. Due to the weakening of the U.S. Dollar against the Korean Won during the three and nine months ended September 30, 2018 compared with the same periods one year ago, revenue was positively impacted by $30,000 and $0.4 million, respectively.

Gross Profit and Gross Margin. During the third quarter of 2018, gross profit decreased $1.0 million, or 13%, to $6.4 million compared with $7.3 million in the same period one year ago. As a percentage of revenue, gross margin decreased to 19% in the third quarter of 2018 compared with 21% in the same period one year ago. During the nine months ended September 30, 2018, gross profit decreased $3.7 million, or 17%, to $17.5 million compared with $21.2 million in the same period one year ago. As a percentage of revenue, gross margin decreased to 19% in the nine months ended September 30, 2018 compared with 21% in the same period one year ago. The decreases in gross profit and gross margin were primarily associated with a change in product mix as the three and nine months ended September 30, 2018 included lower sales of higher margin high-voltage products. Additionally, for the nine months ended September 30, 2018, gross profit and gross margin included higher amortization of intangibles related to the Nesscap Acquisition compared to the same period one year ago.
Selling, General and Administrative Expense
The following table presents selling, general and administrative expense for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Decrease	% Change	2018	2017	Decrease	% Change
Selling, general and administrative	$9,052	$14,565	$(5,513)	(38)%	$28,411	$36,277	$(7,866)	(22)%
% of Revenue	27%	41%			31%	36%
Selling, general and administrative expense for the third quarter of 2018 decreased by $5.5 million, or 38%, from the same period in 2017. Selling, general and administrative expense decreased to 27% of revenue, down from 41% for the same period in 2017. Decreases for the third quarter of 2018 included a decrease of $2.8 million for a settlement with the SEC related to our 2011 and 2012 restatement recorded in the third quarter of 2017, a decrease of $0.8 million related to shareholder proxy advisement fees and settlement costs in 2017, a $0.6 million decrease in stock compensation expense primarily due to a difference in the expected level of achievement under our bonus plan, $0.5 million of transaction expenses in the third quarter of 2017 recognized upon the termination of the SDIC agreement and other decreases related to our restructuring and ongoing cost reduction efforts.
Selling, general and administrative expenses for the nine months ended September 30, 2018 decreased by $7.9 million, or 22%, from the same period in 2017. Selling, general and administrative expenses decreased to 31% of revenue, down from 36% for the same period in 2017. Decreases for the nine months ended September 30, 2018 included a decrease of $1.8 million related to acquisition expenses in 2017, a decrease of $1.1 million in labor and headcount-related costs mainly resulting from our restructuring and cost reduction efforts, a decrease of $1.1 million related to shareholder proxy advisement fees and settlement costs in 2017, $0.5 million of transaction expenses in the third quarter of 2017 recognized upon the termination of the SDIC agreement and other decreases related to our restructuring and ongoing cost reduction efforts. These decreases were partially offset by a $0.6 million increase in stock compensation expense due to a change in award mix to include market-condition RSUs which have a higher expense, increased utilization of performance based awards, new executive hires and lower termination rates, and the payment of a portion of our board of director fees with fully vested RSUs in lieu of cash.
Research and Development Expense
The following table presents research and development expense for the three and nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase	% Change	2018	2017	Increase	% Change
Research and development	$5,599	4,909	$690	14%	$16,680	$14,064	$2,616	19%
% of Revenue	16%	14%			18%	14%
Research and development expense for the third quarter of 2018 increased by $0.7 million, or 14%, from the same period in 2017. Research and development expense was 16% of revenue, up from 14% for the same period in 2017. The increase was primarily associated with a decrease of $0.6 million in third-party funding under cost-sharing arrangements and increased automotive market development project activity. These increases were partially offset by various decreases related to our restructuring and cost reduction efforts.

Research and development expenses for the nine months ended September 30, 2018 increased by $2.6 million, or 19%, from the same period in 2017. Research and development expenses were 18% of revenue, up from 14% for the same period in 2017. The increase was primarily associated with a decrease of $1.9 million in third-party funding under cost-sharing arrangements, the acquisition of the operations of Nesscap and increased automotive market development project activity. These increases were partially offset by various decreases related to our restructuring and cost reduction efforts.
Restructuring and Exit Costs
In September 2017, we initiated a restructuring plan to optimize headcount in connection with the acquisition and integration of Nesscap, as well as to implement additional organizational efficiencies. Total charges for the September 2017 restructuring plan were approximately $1.1 million, and were primarily incurred in the third quarter of 2017. Total net charges for the nine months ended September 30, 2018 for the September 2017 restructuring plan were $(112,000), which represented restructuring charges of $45,000 adjusted for reversals of expense of $157,000. The plan was completed in the third quarter of 2018.
In February 2017, we implemented a comprehensive restructuring plan that included a wide range of organizational efficiency initiatives and other cost reduction opportunities. Total charges for the restructuring plan were approximately $0.9 million; the plan was completed in the third quarter of 2017.
The charges related to the 2017 restructuring plans consist of employee severance costs and have been paid in cash. The following table summarizes the changes in the liabilities for the September 2017 restructuring plan for the nine months ended September 30, 2018 (in thousands):

September 2017 Plan
Restructuring liability as of December 31, 2017	$817
Costs incurred	45
Amounts paid	(705)
Accruals released	(157)
Restructuring liability as of September 30, 2018	$—
Additionally, in the second quarter of 2018, we reversed facilities costs of $(0.1) million as an adjustment to restructuring charges to record changes to the lease liability and sublease income assumption included in the estimated future rent obligation of our leased Peoria, AZ manufacturing facility.
Provision for Income Taxes
The effective tax rate differs from the statutory U.S. federal income tax rate of 21% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.
We recorded an income tax provision of $0.4 million and an income tax benefit of $0.4 million for the three and nine months ended September 30, 2018, respectively, compared with an income tax provision of $0.5 million and $3.1 million for the three and nine months ended September 30, 2017, respectively. During the first quarter of 2018, we recognized a tax holiday granted by the Swiss government for taxes on income generated by our Swiss subsidiary, which was retroactive to the beginning of 2017. The provision for the three and nine months ended September 30, 2017 is primarily related to taxes on income generated by our Swiss subsidiary, for which the full statutory tax rate applied. We record taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside of the U.S. As of September 30, 2018, we have recorded a $4.9 million deferred tax liability for Swiss withholding taxes associated with $97.6 million of undistributed earnings of our Swiss subsidiary that are no longer considered indefinitely reinvested. Pursuant to discussions with tax authorities, we intend to repatriate $10.0 million in Swiss accumulated earnings each year for approximately the next 8 years in order to reduce outstanding amounts owed to our Swiss subsidiary; we intend to declare each annual amount as a dividend and pay a 5% withholding tax at the time such dividends are declared.
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

At September 30, 2018, we have a cumulative valuation allowance recorded offsetting our worldwide net deferred tax assets of $61.4 million, of which the significant majority represents the valuation allowance on our U.S. net deferred tax assets. We have established a valuation allowance against our U.S. federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets and at such time as it is determined that it is more likely than not that U.S. deferred tax assets are realizable, the valuation allowance will be reduced accordingly.
During the nine months ended September 30, 2018, we reduced our deferred tax liabilities by $0.4 million to record the impact of the new tax holiday granted by the Swiss government.
Liquidity and Capital Resources
Changes in Cash Flow
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Total cash provided by (used in):
Operating activities	$(40,046)	$(8,776)
Investing activities	(9,700)	(1,892)
Financing activities	23,178	37,502
Effect of exchange rate changes on cash and cash equivalents	7	659
Decrease in cash and cash equivalents	$(26,561)	$27,493
Net cash used in operating activities was $40.0 million for the nine months ended September 30, 2018 and related primarily to our net loss of $30.2 million, which included non-cash charges of $17.9 million, an increase in inventory of $9.5 million which is primarily related to increased inventory in conjunction with our contract manufacturer transition and lower high voltage product sales in 2018 primarily due to delays in Chinese infrastructure projects as well as uncertainties related to U.S. tax reform legislation and tariffs, and a decrease in accounts payable and accrued liabilities of $13.3 million primarily related to our contract manufacturing transition and the timing of payments, as well as the April 2018 payment of our $2.8 million settlement with the SEC related to our 2011 and 2012 restatement.
Net cash used in operating activities was $8.8 million for the nine months ended September 30, 2017 and related primarily to our net loss of $34.4 million, which included non-cash charges of $16.7 million, and an increase in accounts receivable of $3.7 million primarily related to timing of receipts and higher sales in the third quarter of 2017 compared with the fourth quarter of 2016. These decreases in cash were partially offset by an increase in accounts payable and accrued liabilities of $7.3 million related to an accrual for the settlement with the SEC related to our 2011 and 2012 restatement, the addition of the operations of Nesscap and the timing of payments, and a decrease in inventory of $3.6 million mainly related to our efforts to reduce inventory levels.
Net cash used in operating activities increased $31.3 million to $40.0 million for the nine months ended September 30, 2018 compared with $8.8 million for the nine months ended September 30, 2017. Cash flows from operating activities were impacted by changes in operating assets and liabilities which had a negative effect on cash flow of $27.7 million for the nine months ended September 30, 2018, compared with a positive effect of $8.9 million in the nine months ended September 30, 2017. Changes in operating assets and liabilities included $13.1 million related to building up inventory in conjunction with our transition to a new contract manufacturer and lower high voltage product sales in 2018 due to delays in Chinese infrastructure projects as well as uncertainties related to U.S. tax reform legislation and tariffs. This negative effect of changes in operating assets and liabilities was partially offset by higher non-cash charges in 2018.
Net cash used in investing activities was $9.7 million for the nine months ended September 30, 2018 compared with net cash used by investing activities of $1.9 million for the nine months ended September 30, 2017. Cash used in investing activities during the nine months ended September 30, 2018 was associated with capital expenditures related to the factory expansion and lab upgrades at our Swiss subsidiary, ultracapacitor new product testing and production equipment in San Diego, California and expansion at our Nesscap Korea facility. Net cash used by investing activities for the nine months ended September 30, 2017 was related to $3.3 million of capital expenditures primarily related to improvements in manufacturing processes and new product testing and production equipment. These capital expenditures were partially offset by $1.5 million of cash received in May 2017 related to the release of the escrow holdback in connection with the 2016 sale of our microelectronics product line.

Net cash provided by financing activities was $23.2 million for the nine months ended September 30, 2018 compared with net cash provided by financing activities of $37.5 million for the same period in 2017. During the nine months ended September 30, 2018, we received net proceeds of $23.0 million from the completion of a public offering of 7,590,000 shares of our common stock in August 2018. During the nine months ended September 30, 2017, we received net proceeds of $37.3 million from the issuance of convertible senior notes. The remaining net cash provided by financing activities for both periods primarily related to proceeds from our employee stock purchase plan.
Liquidity and Going Concern
As of September 30, 2018, we had approximately $23.6 million in cash and cash equivalents, and working capital of $67.1 million. In August 2018, we completed a public offering of 7,590,000 shares of our common stock at a public offering price of $3.25 per share. We received total net proceeds of approximately $23.0 million from the offering, after deducting underwriting discounts, commissions and our estimated offering expenses. Proceeds from the offering are being used for general corporate purposes, including research and development expenses, capital expenditures, working capital, repayment of debt and general and administrative expenses.
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
As of September 30, 2018, the amount of cash and short-term investments held by foreign subsidiaries was $5.5 million. If these funds are needed for our operations in the U.S. in the future, we may be required to pay taxes to repatriate these funds at a rate of approximately 5%. We have accrued the tax expense associated with the potential future repatriation of these funds. Pursuant to discussions with tax authorities, we intend to repatriate $10.0 million in Swiss accumulated earnings each year for approximately the next 8 years in order to reduce outstanding amounts owed to our Swiss subsidiary; we intend to declare each annual amount as a dividend and pay a 5% withholding tax at the time such dividends are declared.
We have incurred significant operating losses for several years and expect to continue to incur losses and negative cash flows from operations for at least the next 12 months following the issuance of these financial statements. During the nine months ended September 30, 2018, our use of cash from operations was $40.0 million. Existing cash resources are not expected to be sufficient to fund forecasted future negative cash flows from operations and obligations as they become due through one year following the issuance of these financial statements, without additional funding. Additionally, absent significant improvement in our operating results as well as additional funding, we expect that within one year following the issuance of these financial statements, we may not be in compliance with the financial covenants that we are required to meet during the term of the Revolving Line of Credit agreement, including a minimum two-quarter rolling EBITDA requirement and an ongoing minimum liquidity requirement.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects that may result should the Company be unable to continue as a going concern.
Management has assessed the Company’s ability to continue as a going concern as of the balance sheet date, and for at least one year following the financial statement issuance date. The assessment of our ability to meet our obligations is inherently judgmental. However, we have historically been able to successfully secure funding and execute alternative cash management plans to meet our obligations as they become due. The following conditions were considered in management’s evaluation of the Company’s ability to continue as a going concern:

•
Our operating plan for the next 12 months from the date of issuance of these financial statements contemplates a significant reduction in our net operating cash outflows as compared to the nine months ended September 30, 2018, resulting from (a) a return to normal inventory levels after the completion of our contract manufacturer transition in 2018 which required higher cash outflows related to a buildup of inventory during the transition and (b) revenue recovery in our high-voltage product line as delayed infrastructure projects are resumed and uncertainties related to tax reform legislation and tariffs are resolved. However, it is uncertain when and to what degree these recoveries in the business will occur.

•
We may delay otherwise planned spending on capital investments, research and development and other various activities as necessary to help curb cash outflow until if and when necessary funding is obtained to pursue such activities.

•
We have a shelf registration statement which allows us to sell up to an aggregate of $125 million of any combination of our common stock, warrants, debt securities or units. Under this registration statement, we may access the capital markets for the three-year period ending November 15, 2020. As of September 30, 2018, $24.7 million of securities have been issued under our shelf registration statement and a balance of $100.3 million remains available for future issuance pursuant to the shelf registration statement.

•
We are actively exploring non-dilutive funding opportunities. No assurance can be given that any future transaction will be successful or that it will be on terms that are satisfactory to us or that the resources will be received in a timely manner. If we are unable to secure funding, our business, financial condition and results of operations will be materially adversely affected, and we may be unable to continue as a going concern.

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
Revolving Line of Credit
We have a Loan and Security Agreement (the “Loan Agreement”) with East West Bank (“EWB”) whereby EWB made available to us a secured credit facility in the form of a revolving line of credit (the “Revolving Line of Credit”). On May 8, 2018, we entered into an amendment to the Loan Agreement to amend, restate and extend the Revolving Line of Credit for a three-year period expiring on May 8, 2021. The Revolving Line of Credit is available up to a maximum of the lesser of: (a) $25.0 million; or (b) a certain percentage of domestic and foreign trade receivables, plus, for the twelve months ending May 8, 2019, the lesser of: (a) $5.0 million; and (b) a certain portion of our cash and cash equivalents. On August 7, 2018, we entered into an amendment to the Loan Agreement to amend certain financial covenants related to minimum EBITDA requirements at fiscal quarter-ends during the term of the credit agreement.
As of September 30, 2018, the amount available under the Revolving Line of Credit, net of borrowings, was $16.3 million. In general, amounts borrowed under the Revolving Line of Credit are secured by a lien on all of our assets, including our intellectual property, as well as a pledge of 100% of our equity interests in our Swiss subsidiary and a pledge of 65% of our equity interests in our Korean subsidiary. The obligations under the Loan Agreement are also guaranteed directly by our Swiss and Korean subsidiaries. In the event that we are in violation of the representations, warranties and covenants made in the Loan Agreement, including certain financial covenants set forth therein, we may not be able to utilize the Revolving Line of Credit or repayment of amounts owed pursuant to the Loan Agreement could be accelerated. As of September 30, 2018, we were in compliance with the financial covenants that we are required to meet during the term of the credit agreement including the minimum two-quarter rolling EBITDA and minimum liquidity requirements.
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
We are required to pay an annual commitment fee equal to $125,000, and an unused commitment fee of the average daily unused amount of the Revolving Line of Credit, payable monthly, equal to a per annum rate in a range of 0.30% to 0.50%, as determined by our leverage ratio on the last day of the previous fiscal quarter. There were no borrowings outstanding under the Revolving Line of Credit as of September 30, 2018.
Other long-term borrowings
We have various financing agreements for vehicles. These agreements are for up to an original three-year repayment period with interest rates ranging from 0.9% to 1.9%. At September 30, 2018 and December 31, 2017, $89,000 and $115,000 respectively, was outstanding under these financing agreements.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors were originally required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. This update still requires modified retrospective transition; however, it adds the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment in the current period instead of at the beginning of the earliest period presented. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Our initial evaluation of our current leases does not indicate that the adoption of this standard will have a material impact on our consolidated statements of operations. However, we do expect that the adoption of the standard will have a material impact on our consolidated balance sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities. We will adopt the new accounting standard using the modified retrospective transition option effective January 1, 2019.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. This standard will have an impact our loss from operations but will have no material impact on our net loss or net loss per share. The standard is effective for us in the first quarter of 2018, with adoption to be applied on a retrospective basis. We adopted ASU 2017-07 on January 1, 2018, with adoption applied on a retrospective basis. We used the practical expedient that permits us to use the amounts previously disclosed in our defined benefit plans note for the prior comparative periods as the basis for applying the retrospective presentation requirements. In connection with this adoption, for the three months ended September 30, 2017, we reclassified $72,000, $51,000 and $18,000 of net non-service costs and income from cost of revenue, selling, general and administrative expense and research and development expense, respectively, to “other components of defined benefit plans, net”; for the nine months ended September 30, 2017, we reclassified $229,000, $153,000 and $57,000 of net non-service costs and income from cost of revenue, selling, general and administrative expense and research and development expense, respectively, to “other components of defined benefit plans, net”.
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
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General. This ASU modifies the disclosure requirements for defined benefit and other postretirement plans. This ASU eliminates certain disclosures associated with accumulated other comprehensive income, plan assets, related parties, and the effects of interest rate basis point changes on assumed health care costs; while other disclosures have been added to address significant gains and losses related to changes in benefit obligations. This ASU also clarifies disclosure requirements for projected benefit and accumulated benefit obligations. The amendments in this ASU are effective for fiscal years ending after December 15, 2020 and for interim periods therein with early adoption permitted. Adoption on a retrospective basis for all periods presented is required. We are currently evaluating the impact of adoption on our financial statement disclosures.
There have been no other recent accounting standards, or changes in accounting standards, during the nine months ended September 30, 2018, as compared with the recent accounting standards described in our Annual Report on Form 10-K, that are of material significance, or have potential material significance, to us.

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
We have certain monetary assets and liabilities, primarily cash, receivables and payables, denominated in foreign currencies. The fair value of these assets and liabilities are affected by movements in currency exchange rates. As of September 30, 2018, the impact of a theoretical detrimental change in foreign currency exchange rates of 10% would result in a hypothetical loss of less than $0.1 million. As local currency debt carried by our Swiss subsidiary is minor, changes in foreign currency rates would not significantly impact our financial results.
Interest Rate Risk
At September 30, 2018, we had no outstanding balance under our Revolving Line of Credit. We have various financing agreements for vehicles. These agreements are for up to a three-year repayment period with interest rates ranging from 0.9% to 1.9%. At September 30, 2018, $89,000 was outstanding under these financing agreements, $55,000 of which is classified as long-term debt. As these borrowings are minor, changes in interest rates would not significantly impact our financial results.

During the year ended 2017, we issued $46.0 million of 5.50% Convertible Senior Notes due 2022 (the “Notes”). Interest on the Notes is fixed at 5.5% per year and is payable semi-annually in arrears on March 15 and September 15 of each year, with payments commencing on March 15, 2018.
Fair Value Risk
We had a net pension asset of $11.9 million and $11.7 million as of September 30, 2018 and December 31, 2017, respectively. As of the last fair value measurement date of December 31, 2017, the net pension asset included plan assets with a fair value of $43.4 million. The plan assets consisted of 54% debt and equity securities, 39% real estate investment funds and 7% of other assets. The fair values of debt and equity securities are determined based on quoted prices in active markets for identical assets and are subject to interest rate risk. The fair value measurement of the real estate investment funds is subject to the real estate market forces in Switzerland. We manage our risk by having a diversified portfolio.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
We completed a public offering of 7,590,000 shares of our common stock at a public offering price of $3.25 per share pursuant to which we received total net proceeds of approximately $23.0 million from the offering, after deducting underwriting discounts, commissions and offering expenses. Despite this capital raise, our management has determined that unless we raise additional sufficient capital, there is substantial doubt as to whether we will have sufficient funds to continue as a going concern. In particular, the geopolitical environment relating to trade tariffs, extended collections cycles for our receivables and other factors affecting our business, have significantly contributed to a reduction in our cash position. We had approximately $23.6 million in cash and cash equivalents as of September 30, 2018. In addition, we have a revolving line of credit with East West Bank (the “Revolving Line of Credit”) providing for a maximum borrowing amount of $25.0 million, subject to a borrowing base limitation, under which no borrowings were outstanding as of September 30, 2018. As of September 30, 2018, the amount available under the Revolving Line of Credit for borrowing based on the borrowing base limitation was $16.3 million This facility is scheduled to expire in May 2021. However, in the future, the Company may not be in compliance with the financial covenants that it is required to meet during the term of the Revolving Line of Credit agreement and therefore may not have the ability to borrow under this facility.
We believe that we will need a substantial amount of additional capital, and expect to explore additional funding alternatives, such as future equity or debt financings, a potential sale of assets, or other strategic financing options, to fund our ongoing operations and for a number of potential purposes in furtherance of our strategic and growth objectives. Namely, the development of dry battery electrode technology requires a substantial amount of capital. Moreover, to meet potential growth in demand for our products, particularly for our ultracapacitor products, we will need significant resources for customized production equipment. Further, additional capital may be required to execute on our strategies related to continued expansion into commercial markets, development of new products and technologies, and acquisitions of new or complementary businesses, product lines or technologies. There can be no assurance that we will be successful in securing additional capital on a timeframe that coincides with our cash needs, on acceptable terms, or at all. Additionally, if we are unable to secure additional financing, or if we fail to sufficiently and timely improve our operating results, we may violate either or both of the liquidity and EBITDA financial covenants in our revolving credit facility with East West Bank, thereby placing the lender in a position to not lend us any amounts under the Revolving Line of Credit or accelerate repayment of any outstanding principal amount plus accrued interest outstanding at the time of any such violations. Moreover, a default under our East West Bank loan would entitle the holders of our notes to cause the acceleration of our Senior Convertible Notes due 2022, and we would likely not have sufficient funds to repay amounts due upon such acceleration. As a result, we may be required to sell assets such as our intellectual property, and/or declare bankruptcy, and we may not be able to remain in business. Conversely, if we raise additional funds by issuing equity, the issuance of additional shares will result in dilution to our current stockholders. If additional financing is accomplished by the issuance of additional debt, the service cost, or interest, will reduce net income or increase net loss, and we may also be required to issue warrants to purchase shares of common stock in connection with issuing such debt. If we were to sell any of our assets, we may reduce our overall net income, EBITDA or otherwise alter our financial outlook.
Items 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.	Exhibits
Exhibit Index

Exhibit Number	Description of Document	Filed Herewith	Form	File No.	Date Filed

3.1	Composite Certificate of Incorporation of Registrant.		10-K	001-15477	02/16/18

3.2	Amended and Restated Bylaws of Maxwell Technologies, Inc.		8-K	001-15477	02/27/17

4.1	Indenture dated as of September 25, 2017 between Maxwell Technologies, Inc. and the Trustee.		8-K	001-15477	09/26/17

4.2	Form of 5.50% Convertible Senior Note due 2022 (included in Exhibit 4.1).		8-K	001-15477	09/26/17

10.1	Underwriting Agreement, dated August 8, 2018, by and between Maxwell Technologies, Inc. and Barclays Capital Inc.		8-K	001-15477	08/09/18

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 Certification), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
X

101
The following financial statements and footnotes from the Maxwell Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXWELL TECHNOLOGIES, INC.

Date:	November 7, 2018	By:	/s/ Franz Fink
Franz Fink
President and Chief Executive Officer

Date:	November 7, 2018	By:	/s/ David Lyle
David Lyle
Senior Vice President, Chief Financial Officer, Treasurer and Secretary